Form 10-K
period 1993-12-31
FMC CORP
filed 1994-03-31
CIK 37785

(NOTIFY)                   72731,347
(CONTACT-NAME)             David A. Kain
(CONTACT-PHONE)           (312) 861-6050


      PAGE 0
DOCUMENT HEADER
DOCUMENT DESCRIPTION      10-K
DOCUMENT TYPE              1
COUNT                      6
      PAGE 1

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1993
                               OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period
from__________________to____________________
Commission file number 1-2376

   Securities registered pursuant to Section 12(g) of the Act:
                              None

   Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.
Yes  *   No

                         FMC CORPORATION
     (Exact name of registrant as specified in its charter)

         Delaware                                 94-0479804
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

200 East Randolph Drive, Chicago, Illinois             60601
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (312) 861-6000

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class
 																						                     Name of each exchange
	                                               on which registered
Common Stock, $0.10 par value          New York Stock Exchange
                     																		Midwest Stock Exchange
                    																		 Pacific Stock Exchange

Preferred Share Purchase Rights         New York Stock Exchange
     Securities Registered Pursuant to Section 12(g) of the act: None

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 25, 1994, was $1,767,907,135. The number of shares of Registrant's Common Stock, $0.10 par value, outstanding as of that date was 36,263,679.

               Documents Incorporated by Reference


           Document                       Form 10-K Reference
Portion of Annual Report to          Part I and II; Part III, Item 10
 Stockholders for 1993 ;             and  Part IV, Item(a)(1) and (2)
                                     Part III
Portions of Proxy Statement for
1994 Annual  Meeting of Stockholders

                CROSS-REFERENCE TABLE OF CONTENTS

The 1993 Annual Report to Stockholders and the 1994 Proxy Statement include all information required in Parts I, II and III of Form 10-K except for the list of executive officers of Registrant which appears at the end of Part I. The Cross-Reference Table of Contents set forth below identifies the source of incorporated material for each of the 10-K items included in Parts I, II, III and IV (Items (a)(1) and (2)). Only those sections of the Annual Report to Stockholders and the Proxy Statement cited in the Cross-Reference Table are part of the 10-K and filed with the Securities and Exchange Commission.

10-K item No.                           Incorporated by Reference From:

PART I.
Item 1. Business

(a) General Development of Business			 Annual Report to Stockholders
                                  				(Exhibit 13), pages 1-18,34,35

(b) Financial Information About
Industry  Segments       				         Annual Report to Stockholders,
                                				  (Exhibit 13) pages 5, 18-19, 33

(c) Narrative Description of Business	 Annual Report to Stockholders,
                                						  (Exhibit 13) pages 1-25,33,35,
                                  						45-46,50-52,54-55

(d) Financial Information About  						 Annual Report to Stockholders,
   Foreign and  Domestic Operations    (Exhibit 13) page 45-46
   and Export Sales

Item 2. Properties           						     Annual Report to Stockholders,
                                  					(Exhibit 13) pages 15-16,54-55

Item 3. Legal Proceedings   						      Annual Report to Stockholders,
     									                           (Exhibit 13) pages 20-21,50-51

Item 4. Submission of Matters to
a Vote of Security  Holders    						   (Not Applicable)

EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of FMC Corporation, together with the offices in FMC Corporation presently held by them, their business experience since January 1, 1989, and their ages, are as follows:

                        Age           Office; year of election;
Name                   3/15/94    and other information for past 5 years
Robert N. Burt     					 56        Chairman of the Board and Chief
                        					      Executive Officer (91);President
                            					  (90-93); Executive Vice President
                           					   (88); Vice President (78);
                              						General Manager-Defense Systems	Group
                           						   (83); General Manager-Agricultural
                            						  Chemical Group (77)

Larry D. Brady           51 								President (93) and a	Director (89);
                            						  Executive Vice President (89-93) Vice
                            						  President-Corporate Development (88);
                           						   Vice President and General Manager-
                            						  Agricultural Chemical Group (83);
                             						 Manager, Citrus Machinery Division
                              					(81-83)

William F. Beck               55 Vice President (86) and General
                              Manager-Chemical Products Group (86);
                              President of FMC Europe (91); Director
                              of Business Planning (84-86)

Jerome D. Brady     50        Vice President (92) and General
                              Manager-Food Machinery Group (92);
                              Vice President, Harsco Corporation
                              (78-92)

Cheryl A. Francis   40        Treasurer (93); Adjunct Professor,
                              University of Chicago Graduate School
                              of Business (91-93); various financial
                              positions with FMC (79-91); Vice
                              President-Finance, FMC Gold Company
                              (87-89)

W. Reginald Hall    58        Vice President (91) and General
                              Manager-Specialty Chemicals Group (92)
                              General Manager-Food Machinery Group
                              (90); General Manager-Food Processing
                              Systems (86-90)

Robert I. Harries   50        Vice President (92) and Deputy General
                              Manager-Chemical Products Group (92)

Patrick J. Head     61							 Vice President and General Counsel
                              (81)

Robert B. Hoffman   57        Vice President (90); International
                              Consultant (88-90); Executive Vice
                              President, Staley Continental (85-88);
                              Executive Vice President, Castle &
                              Cooke, Inc. (84-85); Vice President
                              and Chief Financial Officer, FMC (75-
                              84)

Lawrence P. Holleran 63						 Vice President-Human Resources (88);
                              Director, Human Resources (85-88);
                              Director, Employee Relations and
                              Management Development (77-85)

Dan W. Irwin         53						 Vice President-Technology, Manufacturing
																														and Information Services (87); Director-
																														Information resources (84-87); Director-
																														Business Planning (80-84)

William J. Kirby    56        Vice President-Administration (85);
                              Vice President-  Personnel (76-85)

Arthur D. Lyon      57 							Vice President-Finance (87); Vice
                              President (82) and Controller (77)

James A. McClung    56        Vice President (91); Vice President-
                              International (81-91)

Earl M. Morgan      63        Vice President (91); General Manager-
                              Agricultural Chemical Group (90);
                              General Manager-International
                              Department of Agricultural Chemical
                              Group (76-90)

Joseph Netherland   47        Vice President (87) and General
                              Manager-Petroleum Equipment Group
                              (86), Specialized Machinery Group
                              (89); Manager-  Wellhead Equipment
                              Division (84); Manager-Fluid Control
                              Division (83)

Thomas W. Rabaut        45    Vice President (94), President and
                              Chief Executive Officer, United
                              Defense, L.P. (94); General Manager,
                              Defense Systems Group (93); Manager,
                              Ground Systems Division (90-93) and
                              Director of Operations for that
                              Division (89-90)

Frank A. Riddick, III  37 				Controller (93); Treasurer (90-93);
                              previously with Merrill Lynch (87-90)
                              most recently as Vice President,
                              Mergers and Acquisitions; various
                              finance-related positions with General
                              Motors Corporation (84-87)

William J. Wheeler     51     Vice President (91); President, FMC
                              Asia-Pacific (91); General Manager,
                              Phosphorus Chemical Division (86-91)

Scott H. Williamson    42				 Vice President-Corporate Development
                              (93); Vice President, Acquisitions and
                               Development, Itel Corporation (85-93)

  Each of the Company's executive officers has been employed by the Company in a managerial capacity for the past five years except for Messrs. J. Brady, Hoffman, Riddick and Williamson and Ms. Francis. No family relationships exist between any of the above-listed officers and there are no arrangements or understandings between any of them and any other person pursuant to which they were selected as an officer. All officers are elected to hold office for one year and until their successors are elected and qualify.

10-K Item No.                          Incorporated by Reference From:
Part II.

Item  5. Market for Registrant's 							Annual Report to Common Equity
 and Related Stockholders,													(Exhibit 13)	Stockholder Matters
																																							pages 23,25, 43-45, 59-60

Item  6. Selected Financial Data 						Annual Report to Stockholders,
                            									  Exhibit 13) pages 34-35, 48-51, 59

Item  7. Management's Discussion						 Annual Report to Stockholders,
and Analysis of Financial    								 (Exhibit 13) pages 1-25, 28-29, 31-52,
Condition and Results of    									  54-55
Operations

Item  8. Financial Statements and						 Annual Report to Stockholders,
Supplementary Data (including          (Exhibit 13) pages 26-53
all Schedules required under
Item 14 of Part IV)


Item  9 Changes in and disagree-
ments with Accountants on Account-
ing and Financial Disclosure  										(Not Applicable)

PART III.

Item  10 Directors and Executive									Part 1; Proxy Statement for
Officers of the Registrant    											1994 Annual Meeting of
                             												Stockholders pages 2-8,21;

Item  11 Executive Compensation										Proxy Statement for 1994
                            											  Annual Meeting of Stockholders
                           											   pages 9-10, 13-20

Item 12.  Security Ownership of									 Proxy Statement for 1994 Annual
Certain Beneficial Owners    											 Meeting of Stockholders, pages	11-12
and Management

Item 13. Certain Relationships 										Proxy Statement for 1994 Annual
and Related Transactions     											 Meeting of Stockholders, page 10

PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and
Reports on Form 8-K

(a) Documents filed with this Report

1. Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form
10-K.

2. All required financial statement schedules are included in the consolidated financial statements or notes thereto as incorporated under Item 8 of this Form 10-K.

3.  Exhibits: See attached exhibit index, page 6.

(b) Reports on Form 8-K

1. Report filed on December 10, 1993, regarding restructuring and other charges including writedown of carrying value of certain assets.

(c) Exhibits


See Index of Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC CORPORATION
(Registrant)


Arthur D.  Lyons
By_________________
Arthur D.  Lyons
Vice President-Finance

Date: March 28, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

  Signature                        Title
Arthur D. Lyons              Vice President-Finance and
                       					  Principal Financial Officer   Arthur D. Lyons

Frank A. Riddick    					    Controller and Principal
                      						  Accounting Officer

Robert N. Burt   						       Chairman of the Board
                       						 and Chief Executive Officer

William W. Boeschenstein      Director
Larry D. Brady        						  Director
B. A. Bridgewater, Jr. 						 Director
Paul L. Davies, Jr.     						Director
Jean A. Francois-Poncet       Director
Robert H. Malott      						  Director
Edward C. Meyer       								Director
James R. Thompson     						  Director
Clayton Yeutter       						  Director

                                               By:   Robert L. Day
                                                     Robert L. Day

																																																					Attorney-in-fact

                                                  		 March 28, 1994
      PAGE 0
DOCUMENT HEADER
DOCUMENT DESCRIPTION EXHIBIT INDEX
DOCUMENT TYPE 2
COUNT 3

INDEX OF EXHIBITS FILED WITH OR INCORPORATED BY REFERENCE INTO
FORM 10-K OF FMC CORPORATION FOR YEAR ENDED DECEMBER 31, 1993

Exhibit No.        Exhibit Description      										         Page No.
This 10-K                                           										 This 10-K

 3.1    Restated Certificate of Incorporation, as filed
        on July 1, 1986 (incorporated by reference from
        Exhibit 3.1 to the Form SE filed on March 25, 1993).        N/A

 3.2    Amendment to Restated Certificate of Incorporation
        filed on April 30, 1987 (incorporated by reference
         from Exhibit 3.2 to the Form SE filed on March 25,
         1993).													                                         N/A

 3.3    By-Laws of the Company, as amended (incorporated
        by reference from Exhibit 3.1 to the Form SE
        filed on March 28, 1990).																																			N/A

 4.1    Amended and Restated Rights Agreement, dated as
        of February 19, 1988, between Registrant and
        Harris Trust and Savings Bank (incorporated by
         reference from Exhibit 4 to the Form SE filed
        on March 25, 1993).																																										N/A

 4(iii)(A)  Registrant undertakes to furnish to the Commission upon request, a copy of any instrument defining the
        rights of holders of long-term debt of the Registrant
        and all of its subsidiaries for which consolidated or
        unconsolidated financial statements are required to
        be filed.																                                  N/A

 4.2    Participation Agreement, dated as of January 1, 1994,
        by and among FMC Corporation, Harsco Corporation,
        Harsco Defense Holding, Inc. and United Defense, L.P.*
        (incorporated by reference from Exhibit 4.1 to the
        Form 8-K filed on February 14, 1994).												           N/A

 4.3    Partnership Agreement, dated as of January 1, 1994,
        by and among FMC Corporation, Harsco Defense Holding,
        Inc. and United Defense, L.P.* (incorporated by
        reference from Exhibit 4.2 to the Form 8-K filed on
        February 14, 1994).											                             N/A

 4.4    Annex A-Definitions Relating to the Partnership
        Agreement and the Participation Agreement (incorporated
        by reference from Exhibit 4.3 to the Form 8-K filed
        on February 14, 1994)      												                      N/A

 4.5    Registration Rights Agreement, dated as of January 1,
        1994, by and among FMC Corporation, Harsco Defense
        Holding, Inc. and United Defense, L.P. (incorporated
        by reference from Exhibit 4.4 to the Form 8-K filed
        on February 14, 1994).													                          N/A

 4.6    Management Services Agreement, dated as of January 1,
        1994, by and between FMC Corporation and United
         Defense, L.P.* (incorporated by reference from
         Exhibit 4.5 to the Form 8-K filed on February 14, 1994).		 N/A


*The Registrant has omitted the schedules and certain exhibits to the Participation Agreement, the Partnership
Agreement and the Management Services Agreement and agrees to furnish supplementally a copy of such schedules and exhibits to the Commission upon request.

INDEX OF EXHIBITS FILED WITH OR INCORPORATED BY REFERENCE INTO
FORM 10-K OF FMC CORPORATION FOR YEAR ENDED DECEMBER 31, 1993

Exhibit No.               Exhibit Description   							  	   Page No.
This 10-K                                        								    This 10-K

 4.7    Form of Senior Promissory Note Agreement by and
        between Harsco Defense Holding, Inc. and United
         Defense, L.P. (incorporated by reference from
        Exhibit 4.6 to the Form 8-K filed on
         February 14, 1994).																																						N/A

10.1    Directors' Retirement Plan (incorporated by
        reference from Exhibit 10.1 to the Form SE filed
        on March 27, 1992).											                            N/A

10.2    FMC 1981 Incentive Share Plan, as amended,
        effective May 28, 1986 (incorporated by reference
        from Exhibit 10.1 to the Form SE filed on
        March 25, 1993).												                               N/A

10.3    FMC 1990 Incentive Share Plan (incorporated by
        reference from Exhibit 10.1 to the Form SE filed
        on March 26, 1991). 												                           N/A

10.4    FMC Corporation Salaried Employees' Retirement
        Plan, as revised on January 1, 1985 (incorporated by
        reference from Exhibit 10.2 to the Form SE filed
        on March 27, 1992).												                            N/A

10.5    FMC Employees' Thrift and Stock Purchase Plan,
        as revised and restated as of April 1, 1991
        (incorporated by reference from Exhibit 10.3
        to the Form SE filed on March 27, 1992).																		N/A

10.6    FMC Salaried Employees' Equivalent Retirement
        Plan (incorporated by reference from Exhibit
        10.4 to the Form SE filed on March 27, 1992).													N/A

10.7    FMC Deferred Compensation Equivalent Retirement
        and Thrift Plan (incorporated by reference from
         Exhibit 10.5 to the Form SE filed on March 27, 1992).		  N/A

10.8    FMC Management Bonus Plan (incorporated by
        reference from Exhibit 10.6 to the Form SE filed
        on March 27, 1992).																																							N/A

10.9    FMC Corporation Amended and Restated Executive
        Severance Plan, (incorporated by reference from
        Exhibit 10.1 to the Form SE filed on March 28, 1990).					N/A

10.10   FMC Employees' Thrift and Stock Purchase Trust
        dated April 1, 1982 (incorporated by reference
        from Exhibit 10.7 to the Form SE filed on March 27,
        1992).                																																				N/A

10.11   Amendment to FMC Employees' Thrift and Stock
        Purchase Trust dated April 1, 1988 (incorporated
        by reference from Exhibit 10.8 to the Form SE filed
        on March 27, 1992).																																							N/A

INDEX OF EXHIBITS FILED WITH OR INCORPORATED BY REFERENCE INTO
FORM 10-K OF FMC CORPORATION FOR YEAR ENDED DECEMBER 31, 1993

Exhibit No.               Exhibit Description    						    	Page No.
This 10-K                                          								  This 10-K


10.12   FMC Master Trust Agreement between FMC and
        Bankers Trust Company (incorporated by reference
        from Exhibit 10.9 to the Form SE filed on March 27,
        1992).																																																		N/A

10.13   Credit Agreement dated as of August 21, 1992,
        among the Company, the Lenders listed therein and
        Morgan Guaranty Trust Company of New York as Agent
        (incorporated by reference from Exhibit 10.1 to
        the Form SE filed on March 25, 1993).																			N/A

10.14   Fiscal Agency Agreement between FMC Corporation
        and Union Bank of Switzerland, Fiscal Agent,
        dated as of January 16, 1990 (incorporated by
        reference from Exhibit 10.4 to the Form SE filed
        on March 28, 1990).																																						N/A

10.15   Amended and Restated FMC Deferred Stock Plan for
        Non-Employee Directors (incorporated by reference
        from Exhibit 10.2 to the Form SE filed on
        March 25, 1993).																																									N/A

10.16   Consulting Agreement dated as of September 1, 1990
        between the Company and Edward C. Meyer.																		-

13      Annual Report of FMC Corporation for the year
        ended December 31, 1993.																																		1

22      List of Significant Subsidiaries of Registrant.										56

24      Consent of Auditors.																																					57

25      Powers of Attorney.                          							   58-59

      PAGE 0
DOCUMENT HEADER
DOCUMENT DESCRIPTION EXHIBITS
DOCUMENT TYPE 2
COUNT 59

      PAGE 1
                           EXHIBIT 13
MESSAGE TO SHAREHOLDERS
FMC's financial results for 1993 were disappointing. Overcapacity in key chemical markets and poor economic conditions reduced operating income to $203 million from
$244 million. In addition, we took a $123 million charge to cover restructuring costs and asset write-downs. Cash flow, however, remained strong as we reduced debt to $832 million
by year-end 1993 from $907 million at year-end 1992.   This
performance, coupled with the decline of the defense market, continued weak economic conditions in Europe, and overcapacity in our key industrial chemical markets, prompts questions about how FMC will increase long-term value for
our shareholders.   That's what our shareholders should be
and are asking me.   I personally am confident that we can
and will continue our tradition of providing superior shareholder returns. Even more important, the FMC management team is equally confident. Our conviction is based on the fundamental strengths and future strategies of our company, specifically:(1) The majority of our businesses have strong positions in attractive markets and are run by a superior management team with a solid track record of running our businesses well.(2) We have earned high returns and generated excellent cash flow through the economic cycles of the markets in which we operate.(3) We have a long-term strategy to increase FMC's historic growth rates by making investments that will increase growth in our major markets at returns above the cost of capital. And it's this combination of management strength, ability to earn high returns and generate strong cash flow, and commitment to our long-term growth strategy that will allow us to continue and strengthen FMC s tradition of consistently increasing shareholder value. Our management strength and our dedication to long-term strategies based on growing the company were seriously tested by business conditions we faced in 1993 and will face again in 1994. Two of our highest return businesses, defense and gold, are shrinking. Our Performance Chemicals businesses continue to perform well, with solid growth prospects, but the Industrial Chemical businesses while fundamentally strong have been hit by industry overcapacity and a weak worldwide economy. Our Energy and Transportation Equipment businesses are growing worldwide, despite the dip in petroleum prices, but the continuing slump in Europe, together with the collapse of our markets in the former Soviet Union, has hurt our food machinery businesses. To address these challenges, we must first and foremost remain dedicated to running our businesses superbly. Our approach is two-pronged paring costs and investing in solid growth opportunities. Given difficult business conditions, our lack of sales growth in constant dollars, and the need to de-layer our organization and streamline our systems to support our growth initiatives, we have initiated a thorough review of our processes that will significantly reduce overhead throughout the company. A significant portion of our $123 million write-off will cover reductions in functional staffs throughout the company, as well as downsizing and consolidating facilities. We realize that cost-cutting and lean management alone won't deliver maximum value to our shareholders, but these approaches remain an important part of running our businesses superbly. Yet even as we reduce spending at some operations, we are determined to maintain and in some cases increase the spending needed to achieve our long-term growth goals. As we pursue these dual objectives of paring costs and growing the company, we are focusing on five key strategies. These strategies are outlined briefly below and will be reviewed in more detail throughout this report.STRATEGY: CONTINUING TO RUN OUR BUSINESSES
SUPERBLY.We are determined to preserve the strengths that have brought us to where we are: demanding strong operating performance, running our businesses for cash flow, rigorously analyzing investment decisions and accurately measuring our performance. And as we implement our growth strategy, we will make investments that generate returns above our cost of capital. Meeting these standards, we believe, is the way to increase shareholder value. Our new partnership with Harsco's BMY division, for example, will combine FMC's research and engineering expertise with Harsco's low-cost, flexible manufacturing capabilities, positioning us to emerge as a profitable survivor in the defense marketplace making good returns in the lean years that lie ahead for the defense industry. STRATEGY:
DEVELOPING NEW PRODUCTS AND MARKETS. FMC's growth initiatives will build on a strong technological base. Our agricultural chemical researchers, for example, are aggressively developing several exciting new compounds, and we are looking for ways to expand our profitable food ingredients and bioscience businesses. Even as we restructure our food machinery businesses, we are investing more aggressively in research and development. Our subsea petroleum equipment continues to win technical kudos and new customers. STRATEGY: GLOBALIZING OUR BUSINESSES. Globalization means thinking globally about strategy, markets, competitors, product sourcing, components yet operating locally with a strong awareness of individual customer and market needs. That's nothing new. It's the standard definition of globalization, which is not so much an operating strategy as a state of mind. Last year I described the regional organizations we had created to achieve critical mass in key markets, identify more global growth opportunities and promote this global state of mind throughout the company. While these organizations are still moving up the steep part of the learning curve, they've already helped us generate new opportunities and run our businesses better. STRATEGY: ACQUIRING BUSINESSES AND TECHNOLOGIES IN MARKETS WE UNDERSTAND.

Our empirical analyses of successful industrial products companies and we define success as generating share] holder returns in the top quartile of the Standard &
Poor's 400 showed that almost all these companies increased value by generating both strong returns and growth. There was only one surprise only about one-quarter of them grew without acquisitions and for at least half of these premier companies, acquisitions were the primary engine of growth. We followed up on this finding and reconfirmed that most acquisitions did not earn an adequate return on investment. But we also learned that the odds of success were dramatically improved when companies pursued acquisitions of less than 10 percent of their capital employed that were related to their core businesses. As a result, we are primarily looking for smaller acquisitions investments up to $200 million that are natural extensions of our businesses in markets that we already serve and technologies that we understand. We will systematically pursue these acquisitions aggressively, but within our culture of rigorously analyzing opportunities to determine if they meet our return standards. The three acquisitions that we have made in the past two years fit our criteria. Ciba-Geigy's global flame retardant business, combined with our domestic operations, gave us a 40 percent market share world wide. Our two energy industry-related acquisitions better position us to serve the oilfield of the future.
Kongsberg's subsea control and engineering systems gave us the capability to provide our worldwide petroleum customers with a total subsea engineering system. SOFEC's single-point mooring system brought us a promising oil field technology that we have the resources, expertise and market presence to turn into a major business. STRATEGY:
GETTING, DEVELOPING AND KEEPING MORE THAN OUR FAIR SHARE
OF THE BEST PEOPLE. If we achieve this goal, the rest will be relatively easy because it is the people of FMC who will spark innovation, identify growth opportunities and generate exciting new products. We are especially committed to valuing, and leveraging, the diversity of our worldwide work force. A global growth strategy demands that we generate new ideas and deepen our understanding of different cultures. We also need to create a workplace where people can develop their capabilities and know they have contributed to achieving our goals. 1993 RESULTS.
Now to the specifics of 1993. Income from continuing operations was $164 million before restructuring and other charges, or $4.45 per share, compared with $193 million, or $5.23 per share, in 1992. Sales slipped 6 percent to $3.8 billion for the year. Performance Chemicals posted another year of record sales and profits, and Defense
Systems profits remained strong due primarily to favorable cost performance. Weak worldwide economic conditions and overcapacity in some key markets affected our Industrial
Chemicals businesses, while significantly weakened markets for several food machinery businesses depressed Machinery and Equipment results. Operating results are fully described in the operating review section. In December
1993, we recorded an after-tax special charge of $123 million, or $3.34 per share, related to restructuring costs and asset write-downs. After the effects of the restructuring and other charges, income from continuing operations was $41 million, or $1.11 per share, in 1993.
After extraordinary charges in 1993 and 1992 related to debt refinancing, a

$73 million after-tax charge in 1992 related to previously discontinued operations, as well as a $184 million charge in 1992 for adopting Statement of Financial Accounting
Standards No. 106 (Postretirement Benefits Other than
Pensions), net income in 1993 was $36 million, or $0.98
per share, compared with a net loss in 1992 of $76
million, or $2.06 per share. Strong cash flow in 1993 enabled us to fund the acquisitions of Kongsberg Offshore and SOFEC, invest in capital assets of $215 million, invest $149 million in research and development projects, and reduce debt by $75 million.

MANAGEMENT CHANGES In 1993, our board elected Larry Brady
president of the corporation. (I had previously held both
this position and the chairmanship, with Larry serving as
executive vice president.) This promotion confirmed
Larry's leadership role in the company for the past two
years. Larry's experience, enthusiasm, creativity and
proven ability to get the job done are a big part of why I
think we will perform as well in the 1990s as we did in
the preceding decade.  We were also delighted to welcome
Cheryl Francis back to FMC from the University of Chicago
Business School, where she had been an adjunct professor.
Cheryl was elected treasurer, while former treasurer Frank
Riddick was named controller.  Scott Williamson, our new
vice president corporate development, joined FMC from Itel
Corporation, where he had been vice president acquisition
and development, since 1986.   We are extremely pleased to
welcome Dr. Patricia Buffler to our board of directors. As
the dean of the School of Public Health, University of
California at Berkeley, and professor of public health and
epidemiology, Pat brings us expertise that will be
particularly helpful in our Agricultural Chemical and
other chemical businesses, as well as in ongoing efforts
in our environment, health and safety programs.   Bill
Boyd is retiring from our board at our 1994 annual
meeting. Bill has been an enormous help in providing
practical insights and direction to our strategic and
global development efforts. We will miss his operations
know-how and his wise counsel.   OUTLOOK I don't want to
underestimate the short-term challenges or the difficulty of keeping the balance between cutting costs and investing in future growth. But I believe and our management team believes that we have charted a solid course for FMC's future. We are building on our strengths, and supplementing those strengths with more growth initiatives in each of our businesses. These new initiatives will demand new resources and some trade-offs are inevitable.
On the other hand, I think FMC's management team is especially well-equipped to make these decisions. We know how to make decisions that are rooted in careful financial analysis, not wishful thinking. We know how to run our businesses for solid cash flow. We have strong positions in attractive markets. We also remain committed to protecting our environment, being good citizens in our plant communities and becoming our customers' most valued supplier. And most important, we have a company full of terrific, dedicated people who are committed to achieving our ambitious goal of becoming the company we want to be by the year 2000: a growing, high- performing company that has substantially increased sales while continuing to earn returns above the cost of capital.

Robert N. Burt Chairman of the Board and Chief Executive
Officer February 25, 1994

REVIEW OF OPERATIONS Last year, the weak economy in
certain key markets caught up to FMC. After performing
well during the U.S. business downturn from 1990 to 1992,
our sales and earnings declined in 1993 as market
conditions worsened across a number of our industrial
chemical and machinery lines. Furthermore, our Defense
Systems business began to feel the effects of diminishing
defense budgets, as anticipated, and we have not yet found
the reserves to replace the sliding production for our
Precious Metals business.   In 1993, FMC's sales were down
6 percent to $3.8 billion, and income from continuing
operations before taxes and restructuring and other
charges decreased to $210.1 million. We recorded
restructuring and other charges of $172.3 million after
minority interest to cover costs
related to restructuring our Machinery and Equipment and
Chemicals operations and support staffs companywide, as
well as the write-down of assets in our Precious Metals
segment. This restructuring program will reduce expense
levels in those operations where we continue to face
difficult market conditions without sacrificing critical
expenditures necessary for our long-term growth.   The
high point of our business last year was our Performance
Chemicals segment, which contributed higher sales and
profits. Our Agricultural Chemical business produced
another year of record results. Markets for our Food
Ingredients, Pharmaceutical and BioProducts businesses
continue to expand, and our performance was strong. With a
full year of operations, our new Process Additives
business made a solid contribution to sales and earnings.
Our Industrial Chemicals businesses did not fare well in
1993. Weak economic conditions and overcapacity in soda
ash, phosphorus and hydrogen peroxide markets depressed
demand and kept prices low. The cycle shows no signs of
reversing until 1995, and in the interim, we are stepping
up our efforts to reduce operating costs.   The worldwide
economic slump also depressed results for our Machinery
and Equipment businesses. Continued weak markets in Europe
and the United States, as well as political and economic
instability in the former Soviet republics led to
significantly decreased sales and earnings for our Food
Machinery lines. Energy Equipment posted higher sales, but
falling oil prices pressured margins.  We continued to
downsize our Defense Systems business in line with
shrinking defense budgets in this post-Cold War world.
Segment sales did decline in 1993, but better cost
performance resulted in earnings that remained nearly even
with the previous years. Finally, lower sales and earnings
for Precious Metals reflected the closing of our Paradise
Peak gold and silver mine in Nevada. Our challenge is to
replace depleted reserves. To meet that challenge, we are
refocusing our exploration on higher potential areas
around the globe.   Last year, we continued to make
strategic moves necessary for a healthy future.
Anticipating our global energy customers' needs, we made
two acquisitions that will allow us to provide high-tech,
turnkey services. And to secure our role in the changing
defense industry, we concluded the combination of our
defense business with Harsco Corporation's BMY Combat
Systems Division. Our newly formed company, United
Defense, L.P., will be a stronger, more diversified
contender in the shrinking defense industry.   In the
midst of major changes in our markets and our operations,
we stayed on course with one of our basic principles:
assuring the health and safety of our employees and
customers, and protecting the environment in the areas
where we operate. Once again, in keeping with the chemical
industrys Responsible Care codes of management practice,
our safety and environmental programs spanned the range of
our operations from enhanced environmental controls in
manufacturing to comprehensive product stewardship
campaigns. In one of our most unique outreach efforts to
date, our agricultural chemicals business rolled out a
complete product safety program expressly for our
customers in developing countries in tandem with rolling
out a new product.   As we plan for the future, we are
working hard to develop the people who will be leading our efforts. We are encouraging the development of a talented and diverse work force, and we are broadening our global perspective. Attracting and keeping the best people in business today is a critical precursor to reach our goals for the end of this decade and beyond.

LARRY D. BRADY PRESIDENT

INDUSTRY SEGMENT DATA
(In millions)                     Year ended December 31
	                          1993   1992   1991 		  1990 			 1989
SALES*
Industrial Chemicals		  			$  979.5	$1,045.2 $1,035.4  $1,029.6$  975.9
Performance Chemicals				  	  857.9 	  790.1    648.7     594.4   565.6
Precious Metals         					 125.0  	 170.6    157.5     187.7   190.2
Defense Systems         					 950.2	 1,111.8  1,171.6   1,067.2   900.3
Machinery and Equipment  					870.9 	  876.7    891.5     845.5   783.0
Eliminations            					 (29.6)   (20.7)    (5.3)	    (2.2)   (0.5)
Total               					  $3,753.9	$3,973.7 $3,899.4  $3,722.2	$3,414.5
INCOME BEFORE INCOME TAXES
Industrial Chemicals					  $   64.3		$   91.9 $ 102.1  $  106.9	$  137.7
Performance Chemicals   					 132.9		   121.3   101.1      84.8    88.0
Precious Metals(1)        					 9.7  		  36.4    28.7      81.3   100.9
Defense Systems         					 161.7 		  167.2   160.2      96.8    47.3
Machinery and Equipment   					 6.7		    32.1    46.2      52.0    28.3
Operating profit         					375.3   		448.9   438.3     421.8   402.2
Restructuring and other
     charges(2)(3)     					 (172.3)  		    -       -        -        -
Net interest expense    					 (62.6) 		 (82.7)  (107.4)   (128.1) (133.7)
Corporate and other(3) 					 (112.8)		 (115.9)   (92.6)   (101.8)  (86.2)
Other income and
     (expense), net(3)  					  10.2   		 29.3     17.6      19.5    36.0
Total                 					$   37.8		$  279.6 $  255.9  $  211.4	$ 218.3

IDENTIFIABLE ASSETS
Industrial Chemicals 						 $  945.4	$  988.0 $1,032.7  $1,048.3	$  931.5
Performance Chemicals   						 576.2 	  546.4    421.8     420.9 	  397.4
Precious Metals        						   64.8  	 131.8    145.1     157.4  	  99.3
Defense Systems       						   269.0  	 277.7    367.6     444.7  	 502.9
Machinery and Equipment					   522.9	   473.0 	  503.3     495.2 	  459.3
Subtotal            						   2,378.3	 2,416.9  2,470.5   2,566.5	 2,390.4

Corporate and other   						   434.8 	  409.7    345.1     392.7 	  428.6

Total                						 $2,813.1	$2,826.6 $2,815.6  $2,959.2	$2,819.0

(1) Includes 100 percent of FMC Gold company's income of $9.0 million before income taxes and restructuring and other charges in 1993, $16.2 million in 1992, $9.2 million in 1991, $49.0 million in 1990 and $60.7 million in 1989, and the effects of the FMC Corporation hedging program. Minority shareholder interests are included in Corporate and other, except the portion related to 1993 restructuring and other charges. See (2) below.

(2) Restructuring and other charges are described in Note 2 and are related to Machinery and Equipment ($66.0 million), Precious Metals ($47.9 million, net of minority interest), Industrial Chemicals ($29.7 million), Performance Chemicals ($3.2 million), and Corporate ($25.5 million).

(3) See Financial Review for discussion of these items.

  * Certain 1992 amounts have been reclassified to conform with the current year's presentation. Industry segment mix has not changed between years.


PRODUCTS AND MARKETS

INDUSTRIAL CHEMICALS         DESCRIPTION                  MARKETS SERVED


ALKALI CHEMICALS   World's largest producer      Glass-making,	chemicals,
 DIVISION          of natural soda ash.          detergents, food products,
                   Downstream products           animal feed, additives,
                   include sodium                mining, air/water
                   bicarbonate, sodium           treatment, pulp and
                   cyanide and sodium            paper.
                   sesquicarbonate.

PEROXYGEN
CHEMICALS
DIVISION           Major worldwide producer      Pulp and paper, textiles,
                   of hydrogen peroxide,         chemical and polymer
                   persulfates and other         synthesis, environmental
                   peroxygen chemicals.          clean-up, electronics,
                                                 detergents.

PHOSPHORUS
CHEMICALS
DIVISION          Major worldwide producer       Detergents, cleaning compounds,
                  of phosphorus and its          metal treatment, food
                  derivatives, phosphates        products, textiles, pesticide
                  and phosphoric acid.           intermediates, additives,
                                                 pharmaceuticals.

LITHIUM
DIVISION          World's largest producer of    Aluminum, ceramics and glass,
                  lithium-based products.        lubricating greases, swimming
                                                 pools, textiles, aluminum
																																																 alloys,
                                                 batteries, rubber and
																																																 plastic, air
                                                 conditioning, pharmaceuticals.

FMC FORET, S.A.   Major European chemical        Chemicals, detergents, pulp
                  producer. Products include     and paper, textiles, glass,
                  hydrogen peroxide, perborate,  mining, rubber, metallurgy,
                  phosphates, zeolites,          pharmaceuticals, tanning,
                  silicates, sulfur              ceramics, paint, food,
                  derivatives.                   animal feed, photography,
                                                 agriculture, water treatment.

PERFORMANCE CHEMICALS

AGRICULTURAL
CHEMICAL GROUP    Produces crop protection       Food growers, pest control
                  and pest control chemicals     markets.
                  for worldwide markets.

FOOD
INGREDIENTS
DIVISION          Largest worldwide producer     Processed food industry,
                  of carrageenan and Avicel      personal care products.
                  cellulose gel.

PHARMACEUTICAL
DIVISION          Largest worldwide producer     Pharmaceutical industry
                  of microcrystalline cellulose.
                  Produces other specialty
                  chemicals for pharmaceutical
                  markets.

BIOPRODUCTS       Largest worldwide producer     Life science research.
                  of agarose and other
                  products for life science
                  markets.



      PAGE 7

MARKET POSITION    FMC STRENGTHS    GLOBAL DEVELOPMENT      OUTLOOK


PROCESS
ADDITIVES
DIVISION          World's largest producer       Plastics, hydraulic fluids,
                  of phosphate ester flame       industrial water treatment
                  retardants. Leading            and desalination.
                  supplier of specialty
                  water treatment chemicals.

Leading North      100+ years raw   Focusing on core    Soda ash markets
American producer  material supply. technologies,       recovering as
of soda ash.       Low production   reducing costs.     industry over-
One-quarter of     costs. Largely   Assessing new       capacity is
business outside   self-sufficient  trona source in     reduced and economy
United States.     in energy.       Turkey.             improves. Continued
                   Excellent dis-                       pressure on worldwide
                   tribution system.                    prices.

Leading North      Strong applica-   Pursuing new       High growth due
American producer  tions research.   markets in Asia    to products'
of peroxide. Sole  High level of     and Latin          environmental
North American     service, reli-    America.           desirability
producer of        ability, product                     and versatility.
persulfates.       quality and safety.                  Improving North
                                                        American capacity
                                                        utilization.

Leading North      Low production    Reducing costs.   Smaller home
American producer. costs. Diverse                      laundry detergent
                   products.  High                     market for phosphates.
                   level of service                    Improved pricing and
                   and reliable                        steady growth in
                   delivery. Strong                    other phosphorus-
                   technical support                   based products.
                   to customers.

Leading worldwide Diverse, high    Exploring promis-  Growing specialty
																																																						 applications.
producer.         value-added      ing opportunities  Exploration and
																																																					 development
                  products. Strong in South America   of new lithium resource.
                  manufacturing    to ensure low-cost
                  capabilities.    lithium reserves.

Leading share      Excellent cost    Began construction  Steady hydrogen
in Spanish         positions.Strong  of new hydrogen     peroxide growth in
peroxygen and      manufacturing     peroxide plant in   Europe. European
phosphate markets. capabilities.     Delfzijl,           economy expected to
Increased market   Increasing        Netherlands.        remain weak.
presence, with     technical support
exports to 38      to customers.
countries.

Strong global      Strong insecti-   Rapid expansion    Growing markets for
position in both   cide portfolio.   of new and         pesticides in
																																																							 developing
developed and      More than 50      existing products  countries. Growing
																																																							 portfolio
developing         percent of sales  to markets in      of pest control
countries. Major   outside of        Latin America and  products and
																																																								 herbicides.
pyrethroid         United States.    Asia. Finalized
insecticide                          new joint venture
producer.                            in Indonesia.

Leading worldwide  Advanced appli-    Opened new R&D     Growing demand for
																																																									 fat
market share for   cations technology. laboratories;     replacers and
																																																											 healthier
carrageenan and    Worldwide manu-     sales,marketing   foods. Further
																																																									 expansion
cellulose gel.     facturing capabili  push in Europe,   in Europe, Asia and
																																																								 Latin
                  -ties. Diverse       Asia-Pacific.     America.
                   products.           Introduced
                                       Novagel line of
                                       fat replacer products.

      PAGE 8

Leading world-    Advanced applica-    Introduced        Strong
																																																								 pharmaceutical
wide market       tions technology.    AviSphere for     customer base.
																																																									 Expanding
share for major   Strong manufactur-   time-release      through value-added
product.          ing capabilities.    applications.     technology.
                  Product quality and  Launched new
                  versatility. Brand   line of
                  recognition.         specialty excipi-
                                       ents. Won major
                                       development agree-
                                       ment with global
                                       pharmaceutical
                                       customer.

Leading world-  Advanced applica-      Introduced new      Increasing demand
																																																										 for
wide producer.  tions technology.      products for        DNA and protein-
                Product quality.       mapping genes       related research
                                       and conducting      reagents.
                                       DNA separations.
                                       Continuing R&D
                                       investments. More
                                       new products in
                                       1994.

Leader in world-  Diverse products.    New sales, distri-    Worldwide
																																																												 marketing
wide phosphate    Strong manufactur-   bution networks in     64 capability in
																																																														 place.
ester flame       ing capabilities.    countries. Introduced   Improved profit-
retardants.                            Reoflam PB 460 flame    ability. Steady
																																																														 growth
                                       retardant. Introduced   in water
																																																															treatment
                                       new products for        and flame
																																																														 retardants.
                                       water desalination
                                       in arid, developing
                                       areas.

DEFENSE SYSTEMS

                           DESCRIPTION               MARKETS SERVED
UNITED DEFENSE,       Produces tracked            U.S. Army, Marine Corps
L.P.COMBAT SYSTEMS/   military vehicles           and National Guard;
GROUND SYSTEMS        for U.S. Army, U.S.         allied governments.
                      Marine Corps, National
                      Guard; allied govern-
                      ments.

ARMAMENT SYSTEMS      Manufactures naval          U.S. Navy, Army,
                      gun and launching           Marine Corps and
                      systems for the U.S.        allied governments.
                      and allied navies.
                      Armament development
                      for U.S. Army.

INTERNATIONAL         Marketing and manufac-      International governments.
                      turing arm for military
                      products outside the
                      United States.


      PAGE 9

STEEL PRODUCTS        Produces steel track,        Military, transportation,
                      forgings and castings.       energy and mining.
                      Overhauls and converts
                      tracked vehicles.


PRECIOUS METALS

FMC GOLD              Produces gold from mines     Precious metal refineries.
                      in the western United
                      States. Focusing on
                      exploration of precious
                      metals in Latin America
                      and western United States.


MACHINERY AND EQUIPMENT

ENERGY AND            Oil and gas wellhead and      Oil and gas drilling,
TRANSPORTATION        completion equipment;         production and service
EQUIPMENT GROUP       subsea engineering,           companies.
                      procurement, construction
                      and equipment; valves,
                      pumps and loading arms;
                      marine terminals and
                      floating production
                      systems, metering systems.

                      Airline and automotive         Industrial manufacturing,
                      equipment material handling    airlines,automotive repair
                      systems.                       facilities, mining,
                                                     warehouses, newsprint,
                                                     publishing, chemicals,
                                                     electrical utilities.

FOOD MACHINERY       Systems and equipment to        Food and juice processors;
 GROUP               process food and juices,        fresh fruit packers; food
                     including harvesters,           growers; supermarkets;
																																																				 bakery,
                     sterilizers, extractors,        confectionery,
																																																				 Pharmaceutical
                     packaging and material          and personal care markets.



MARKET POSITION    FMC STRENGTHS           GLOBAL DEVELOPMENT    OUTLOOK

Sole source on     Advanced applications    Completed partner-     Lower
																																																																		 production
major programs.    technology. Strong,      ship between FMC's     of the
																																																																		 Bradley A2.
                   competitive manufac-     Defense Systems and				Prime
																																																																		 contractor
                   turing capabilities.     Harsco's BMY Combat    for	the A3.
                   Proven products.         Systems. Won con-						Continuing
																																																																		 efforts
                   Innovative work-share    tract to up-grade the  to	downsize.
                   partnership program      Paladin self-pro-						Expanded
																																																																		 product
                   with U.S. Army depot.    pelled howitzer.       mix, new
																																																																		 product
																																																																			development
																																																																		 with
                                                                  	new partner-
																																																																			ship.

Sole or dual       Advanced systems          Crucial role in						Declining
																																																																			 demand
source on major    applications technology.  developing advanced   from U.S.
																																																																			 Navy.
programs.          Strong manufacturing      technology demonstra-		Focus on
																																																																			 engineer-
                   capabilities. Proven      tor for the future    ing	and
																																																																		 technology
                   products.                 Advanced Field									development
																																																																			 for
                                             Artillary System.						future U.S.
                                             Ongoing internat-						Navy/Army
																																																																				armament
                                             ional sales.											systems.


      PAGE 10

A worldwide        Leading technology.      Operating major						Aggressively
leader in          Multi-system avail-      co-production								pursuing
product areas.     ability. Proven deal     facility in Turkey   international
                   structuring.             Formed FMC Arabia     opportuni-
																																																																		ties,
                                            joint-venture         enhanced by
                                            company. Signed        partnership.
                                            cooperation            Intense
																																																																		 competition
                                            agreement with        for new
																																																																	 contracts
                                            Taiwan.               will
																																																																 continue.

Leading position   Strong manufacturing     Increasing sales      Declining
																																																																	 demand
in the U.S.        capabilities.            of vehicle compon-    from U.S.
																																																																		 Army.
military track                              ents to allied        Focus on
																																																																		 increasing
market.                                     governments.          commercial
																																																																		business.

Increasing         Proven exploration      Expanding promising    Gold
																																																																		 production
efforts on         and development         exploration work in    declining as
exploration.       expertise.              Mexico and Chile.      Paradise Peak
                                           Signed memoranda to    mine opera-
                                           explore known de-     tion ends,
																																																																		 plan
                                           deposits in Russia     shutdown of
                                           and China.             Royal
																																																																	 Mountain
                                                                  King.

Leading           Worldwide manu-          Acquired Kongsberg    Acquisitions
positions for     facturing and            Offshore and SOFEC.   position
major products.   marketing                Operating joint-      business for
80 percent of     capabilities.            venture facility in   future growth,
business out-     World's largest          Russia. Formed        especially
side United       subsea engineer          alliances with        interna-
																																																																	tionally.
States.           ing, procurement         Brown and Root,       Slow
																																																																 improvement
                  and construction         Halliburton.           in the
																																																																	 domestic
                  firm.                    Won Amoco contract     oil field
																																																																			 market.
                                           for offshore China     Weak oil
																																																																		 prices
																																										                        project.
Leading           Strong manufacturing     Introduced Com
																																																																 recovering
positions for     capabilities.            30 cargo loader.       as worldwide
major products.   Proprietary technology.   																						economy
																																																																	 improves.
                  A market leader in																														Emphasis on
																																																																	 margin
                  several key segments.																											improvement
																																																																			 and
																																																																		interna-
																																																																		tional
																																																																	growth.

Leading           Worldwide manufac-       Installed processing   Repositioning
worldwide         turing capabilities.     systems at U.S.         business to
positions for     Worldwide marketing      Sugar Corporation's     build on core
major products.   organization. Advanced   new citrus juice								strengths.
50 percent of     applications technology.  facility. Sale of						Continuing
																																																																		 market
business out-                               bean harvesters								weakness and
side United                                 to Taiwan. Gains							customer
States.                                     in Europe with									consolida-
																																																																			tions.
                                            food preservation						Emphasis on
                                            technologies.										improving
																																																																		 margins
                                                                  and global
																																																																	 growth.

RETURN ON SALES                RETURN ON ASSETS
24%                            40%

18%                 14.1       30%
               10.4
12%    8.8  9.9                20%            10.8  15.5
                                           9.8
6%  6.6                        10%    9.1
                                   6.7
0%                             0%
     93   92   91  90    89         93   92   91    90    89




INDUSTRIAL CHEMICALS FMC's Industrial Chemicals segment, producer of soda ash, phosphates, hydrogen peroxide, lithium and related chemicals, faced another difficult year. Prolonged poor global markets for chemicals and overcapacity situations in some of our major chemical lines continued to depress demand and prices. Our sales declined 6 percent to $979 million, and our profits declined to $64 million (before restructuring and other charges of $30 million).

Alkali Chemicals sales and profits were down in 1993 as overcapacity persisted worldwide and prices remained under pressure.

Increased production worldwide and reduced pricing of caustic soda, a substitute product for soda ash, has caused some customers to convert to caustic soda in the last half of the year. In Europe, a strengthening U.S. dollar against European currencies made it more difficult for U.S. producers to compete. To combat market pressures, FMC concentrated on cost improvements. We have streamlined our work force and operations, and temporarily stopped production of caustic soda until pricing improves. We'll continue to reduce our costs and focus on manufacturing improvements as this down cycle continues in 1994. Capacity utilization and industry pricing should increase in 1995. Our alkali lines remain a sound, attractive business for
the long term.   Phosphorus Chemicals sales and profits were also
down last year as U.S. manufacturers of home laundry detergents rapidly phased down their use of phosphates. In an effort to reduce costs last year, we closed our phosphate production facility in Newark, Calif., and idled one of four phosphorus furnaces at our Pocatello, Idaho, facility for a portion of the
year.   Sales were almost even, but earnings were down for
Peroxygen Chemicals. Overcapacity was an issue in the U.S. market, contributing to soft prices in spite of double-digit growth. In 1993 we worked closely with our customers on new hydrogen peroxide applications, including recycling processes for the pulp and paper industry and Caro's Acid for cyanide
detoxification in the mining industry.   Volume growth is
projected to continue in North America and Europe for the coming years. In anticipation of the expanding hydrogen peroxide market in northern and central Europe, in 1993 we announced that FMC Foret, our European industrial chemicals operation, will open a new hydrogen peroxide facility in late 1995 in Delfzijl, an industrial port city in the Netherlands. The Delfzijl plant will augment FMC Foret's existing hydrogen peroxide plant in La Zaida, Spain, where a new cogeneration facility started up to assure a
substantial reduction in energy costs.   In addition to hydrogen
peroxide, FMC Foret is a producer of phosphates, perborates, zeolites, silicates, sodium sulfate and sulphur derivatives for a wide range of industries, including detergents, pulp and paper and textiles. Overall, FMC Foret's sales were down in 1993 due to the effects of currency translations and general weakness in Europe, but profits were even with last year through significant cost-control efforts. In a major cost-reduction effort for our phosphate business, we closed the sulfuric acid plant at Palos, Spain, based on a favorable supply contract with a neighboring copper smelter. Meanwhile, our plant to produce zeolites, a builder used in detergents, was in its first full year of
operation and met expectations for 1993.   Sales and profits
declined for FMC's Lithium business, reflecting increased spending on resource exploration as well as weak markets worldwide, which had an adverse effect on the lithium industry
and FMC's position.   Demand fell in one of lithium's key
markets, aluminum processing. North American and European aluminum producers, experiencing keen competition from increased exports by Russian producers,
reduced output and cut purchases of our product.   Our
specialized lithium products for pharmaceutical, agrochemical, polymer synthesis and energy markets performed better in 1993. We expanded our capability and flexibility to produce organolithium for pharmaceutical applications and polymerization at our two facilities in Bessemer City, N.C., and Bromborough, United Kingdom. We also expanded our research and development capabilities last year to develop new, customer-focused
applications for our lithium products.   To assure a supply of
low-cost lithium reserves for future production, we have been actively exploring potential opportunities in South America. We're particularly encouraged by our work in Argentina, and we're developing a proprietary technology that could cut our production
costs significantly.   Prospects for FMC's Industrial Chemicals
segment remain unchanged for 1994. The ongoing recession in Europe and continuing overcapacity in some of our product lines will continue to depress sales. We have weathered similar down cycles of the industrial chemicals industry in the past, and we see our businesses as solid performers for the long term. We are emphasizing cost reduction efforts to maintain profitability until markets improve.

PERFORMANCE CHEMICALS Performance Chemicals continued to produce strong results throughout 1993. Sales were up 9 percent to $858 million, and profits increased 10 percent to $133 million (before restructuring and other charges of $3 million). A wide range of products including agricultural chemicals, pest control chemicals, food and pharmaceutical ingredients, flame retardants and water treatment chemicals contributed to the positive
results.   Agricultural Chemical posted another year of record
results. Sales increased in 1993, and profits remained strong even as FMC substantially increased research and development spending to focus on the next generation of herbicides to be
marketed later this decade.   While the continued recession in
Europe created a difficult market for agricultural chemicals, sales were strong in the United States and Latin America. In the United States, sales were brisk for flowable Furadan insecticide/nematicide, Command herbicide on cotton and new Fury pyrethroid on cotton.

RETURN ON SALES                RETURN ON ASSETS

24%                            40%

18%                            30%
    15.5  15.4  15.6      15.6      23.7  25.0  24.0  20.7  22.3
12%                   14.3     20%

6%                             10%

0%                             0%
     93    92    91   90    89      93     92    91   90     89

Latin America showed major sales increases in 1993 as we expanded the application of Command/Gamit herbicide to rice and sugarcane in Brazil and the application of Rugby nematicide on bananas
throughout the Caribbean region.   Meanwhile, our specialty, or
non-crop, chemical business continued to grow and produce attractive returns. In 1993, we began an aggressive international sales effort for our key specialty product, Dragnet termiticide.

In January 1994, our global reach expanded as we finalized a joint venture in Indonesia, with FMC as the 51-percent owner, to formulate and distribute agricultural chemicals.

Our research and development efforts in 1993 continued to focus on herbicides and insecticides, and by 1997-1998, we're anticipating the introduction of several promising new herbicide products. Our research budget for 1994 will increase to reflect the development investment needed to commercialize these products.

Continuing a trend over several years, FMC's Food Ingredients, Pharmaceutical and BioProducts businesses again posted strong sales and profits in 1993. FMC's Avicel cellulose gel continues to be one of the world's leading fat-replacement products, and we remain the world's largest and most experienced producer of carrageenan products. In the pharmaceutical arena, we are the market leader in supplying tablet binders and other inactive ingredients for pharmaceutical processing. Our BioProducts business now a separate business unit is a leading supplier of specialty chemicals used in life science research and development.

As consumer demand for low-fat and non-fat food products continued to rise, our Food Ingredients business produced higher sales and profits in 1993. Avicel sales were strong throughout North America and, despite a highly competitive market for carrageenan, sales improved in North America and Asia-Pacific. Regional recessionary problems contributed to slightly lower sales and earnings in Europe and Latin
America.

To enhance our ability to solve our customers' problems and meet their applications needs, last year we opened a new food ingredients lab at our Research and Development Center in Princeton, N.J., and increased staffing in R&D and technical sales support. In 1994, we anticipate opening new technical applications labs in Latin America and the Asia-
Pacific region to concentrate on developing regional applications for existing as well as new products.

In the pharmaceutical sector, FMC realigned its Pharmaceutical and BioProducts businesses an action that will help FMC move from its position as a leading worldwide supplier of specialty excipients to a broader, more strategic role as a provider of value-added technologies and services to our pharmaceutical customers. As these customers undergo profound changes in their industry and markets, FMC will be focusing on providing them with innovations for cost reduction, product design and rapid commercialization.

In 1993, we further strengthened our leadership position in
core specialty excipients. Despite a major slowdown in
Europe, where a weak economy and health care reform
tempered sales to the pharmaceutical industry, FMC
continued to increase our market share and strengthen our
financial performance. Last year we introduced a new
product, AviSphere, for time-release applications, launched
a new line of specialty excipients and entered an agreement
to apply our advanced technologies to develop products for
a leading pharmaceutical maker.   BioProducts also
contributed higher sales and profits in 1993. We succeeded
in extending our reach to key segments of the life science
market by improving the performance of our line of agarose
products seaweed-derived gelling polymers that are
indispensable in DNA research and protein analysis and
introducing several new products for mapping genes and
conducting DNA separations.   The market for BioProducts is
growing rapidly. We plan to introduce new products in 1994,
and we will continue our R&D investments to meet the higher
demand for DNA research reagents.   Finally, in a complete
year of combined operations, our new Process Additives
business contributed strong sales and earnings despite a
weak European economy and marketplace shifts in Eastern
Europe. Process Additives combines our original flame
retardants business with the flame retardants and water
treatment businesses we acquired from Ciba-Geigy in 1992.
The synergies of these operations have boosted FMC's market
position worldwide. Our capabilities include more extensive
customer sales efforts and technical service, expanded
product offerings, enhanced research and development, and
improved worldwide sourcing.   Last year, we introduced a
unique flame retardant, Reoflam PB-460, the only product on
the market to combine bromine and phosphorus in the same
molecule for superior flame suppression. The product is
gaining acceptance worldwide and will have a positive
impact on 1994 sales.   Our water additives business
performed extremely well in 1993, and we expect to see
significant future growth. Last year we introduced new
products for water desalination that will serve our
customers in arid regions and other areas that need quality
water.   Performance Chemicals should continue at this peak
performance throughout 1994. For our agricultural chemical business, we expect continued success in the United States and Latin America, as well as increased sales throughout
Asia with the start-up of our Indonesian joint venture.
Even with the unstable economic conditions in the former
Soviet states, our opportunities for crop protection product sales should continue to expand in that area.
Markets for specialty food ingredients and pharmaceutical products continue to grow, and we're encouraged by the increasing demand for our

DNA research-related BioProducts. Our Process Additives product lines will continue to see significant growth with new product development and expanding market presence.

DEFENSE SYSTEMS
Despite shrinking defense budgets worldwide, FMC's Defense
Systems segment performed better than expected in 1993.
Sales decreased to $950 million and, given improved cost performance, earnings of $162 million remained relatively even with 1992 results.

We completed the transaction to combine our defense business with Harsco Corporation's BMY Combat Systems
Division. The BMY operation, a producer of tracked vehicles, is a strong strategic fit with FMC's business. By broadening FMC's product line and adding resources and capabilities, the new, jointly owned partnership, United
Defense, L.P., will create the most diversified, low-cost company in the combat vehicle industry. FMC has a 60 percent interest and is responsible for managing the operation.

Last year, sales and profits were down for our Ground
Systems business. The Bradley Fighting Vehicle continued as the major product for this business, even as we reduced production rates in line with lower demand to 1.4 vehicles per day in the second quarter from 2.6 vehicles previously.
Last year, Ground Systems produced 293 Bradleys for the
U.S. Army and 88 Bradleys for Saudi Arabia. We also produce
Bradley-derived carriers for the Multiple Launch Rocket
System, and last year we delivered 68 to the U.S. Army and five to Japan.

In the third quarter, the U.S. Army exercised an option to purchase an additional 54 Bradleys. This $39 million contract continues production through February 1995. FMC won a two-year, $46 million contract from the Army to provide technical support to its existing fleet of Bradleys. FMC also will upgrade six older-model Bradleys, setting the stage to upgrade as many as 100 vehicles later in 1994.

RETURN ON SALES                   RETURN ON ASSETS

24%                               60%  59.2
      17.0                                  51.8
18%         15.0                  45%
                 13.7                           39.4
12%                   9.1         30%
                                                     20.4
6%                          5.3   15%

9.5
0%                                 0%
      93     92   91   90    89      93    92   91   90  89


Meanwhile, Ground Systems is meeting the Army's aggressive schedule for the Armored Gun System, a new, light, deployable combat vehicle. Last year, Ground Systems delivered the ballistic systems structure, autoloader and armor test samples; in 1994 we will deliver the first six prototype vehicles.

Last year, Ground Systems won a $317 million contract to upgrade the Paladin self-propelled howitzer. United Defense will produce 630 units of a technologically advanced model over four years, and the Army could exercise another $70 million in options.

United Defense research in ground systems is focused on enhancing mobility and survivability. Our work continues on the next generation of the Bradley, the A3, which will continue the Army's cap]ability to dominate the land battle. We've also completed the first phase of work on the Composite Armored Vehicle Program and won a $54 million follow-on contract to test the viability of composite material technology.

FMC's Armament Systems business, formerly Naval Systems, recorded higher sales and profits in 1993, and continued to broaden its scope beyond its established customer base of U.S. and international navies providing value-added engineering work across a number of defense systems lines and applying its expertise in armament systems on several ground systems contracts.

Armament Systems had a busy production year in 1993. We delivered 57 Vertical Launching Systems modules, 206 VLS canisters and six Mk 45 gun systems to the U.S. Navy, as well as two Mk13 Pointing Launching Systems to Taiwan, two
Mk 45 gun systems to Turkey and one Mk 45 gun system to Australia.

Armament Systems also played a crucial role in the development of the Advanced Technology Demonstrator, a component of FMC's $67 million sole-source contract for the Advanced Field Artillery System, a self-propelled howitzer.
Armament Systems will deliver the demonstrator in 1994, and we believe we're well positioned to win a contract for the next phase of the program.

Sales and profits were down for our Steel Products business. Last year, the business won a $23 million contract from the U.S. Army to overhaul and convert 471
M113A2 armored personnel carriers to the newer A3 configuration. This business continues to pursue commercial opportunities outside the defense arena and is targeting the mining equipment market, among others.

While international defense sales were down for 1993, profits were up, and new international business looks promising. We recently opened an office in Taipei, Taiwan, where we have strong potential to develop new business.
With a new order from Kuwait, we're back in business with the M113 line of armored personnel carriers. We will also provide Singapore and Pakistan with kits to upgrade their M113 fleet, and we will deliver an additional 36 MLRS carriers to Japan over the next four years.

FMC's Defense Systems continued to downsize the business in tandem with diminishing opportunities. At the end of 1993, Ground Systems' work force totaled 2,500, down from 4,200 in 1990. Armament Systems' force was down to 1,800 by the end of 1993, from 2,500 in 1990. At the end of 1993, FMC employed a total of 4,900 employees in its Defense Systems businesses.

Our defense operations will remain a profitable but significantly smaller contributor to FMC in the coming years. In 1994, we'll direct much of our attention to the combination of FMC's and BMY's businesses. We're excited about the enhanced capabilities, lower cost structure and more competitive market position this partnership will enable us to achieve. And we're confident that the advanced research work we're currently conducting on several key defense projects will enhance our ability to win follow-on contracts.

PRECIOUS METALS   As expected, performance declined for our
Precious Metals segment, which includes FMC Gold Company, our 79-percent-owned precious metals subsidiary. Sales diminished by nearly one-third to $125 million, and earnings declined substantially to $10 million (before writedowns and other charges of $61 million) due to decreased production and continuing soft gold prices.

The closing of our 100-percent-owned Paradise Peak mine in western Nevada last year had a significant impact on production, sales and earnings. Reserves of mill-grade ore were depleted by mid-year, and remaining reserves were exhausted at the end of the year. In 1992, Paradise Peak had accounted for 60 percent of FMC Gold's total production.

In 1993, FMC Gold's total gold production was down 23 percent to 321,000 ounces. Total silver production, at 863,000 ounces, was less than half the previous year's production.

Production was up at Jerritt Canyon, also in Nevada, with improving ore grades and recovery rates. Production was down at our Royal Mountain King mine in California, and the operation will close by mid-1994. We continued to delay development of our Beartrack property in Idaho because of low gold prices. We are also awaiting the results of government environmental studies.

As several of our operations shut down, we are more dependent on exploration for success. Given the declining attractiveness of exploration in the United States, we are increasingly investing in offshore exploration, but some
U.S. efforts continue in selected high-potential areas. In early 1994 we also signed memoranda to participate in investigating known deposits in Russia and China.


RETURN ON SALES                     RETURN ON ASSETS


100.0
60%                     53.0        100%
                   43.3
45%                                 75%            63.3

30%     21.3                        50%
              18.2                         26.3
15%                                 25%         19.0
    7.8                                 9.9
0%                                  0%
    93   92   91   90    89            93  92   91  90  89



MACHINERY AND EQUIPMENT FMC's Machinery and Equipment results were disappointing in 1993. Sales were down slightly to $871 million, but profits were down substantially to $7 million (before restructuring and other charges of $66 million). Food Machinery sales and earnings decreased significantly with the prolonged European recession and weakened European currencies, disruption of major markets of the former Soviet states, and continuing poor business cycles in the United States. Higher sales in our energy equipment businesses helped offset depressed
Food Machinery sales, but falling oil prices pressured margins.

Our best performers were a number of our Energy and Transportation Equipment businesses. With an eye toward providing the type of turnkey engineering and production services that many of our large, global energy customers now expect, FMC completed two strategic energy-related acquisitions in 1993. In June, we purchased Norway-based
Kongsberg Offshore, a.s., an expert in subsea technology and a leading supplier of control systems. FMC and Kongsberg combined create the world's largest company for engineering, procurement and production on subsea projects a lucrative market that FMC has been targeting for several years.

Also in June, FMC acquired SOFEC, Inc., a Houston-based engineering and construction firm that designs, fabricates and installs marine terminals and floating production systems. This capability gives our customers an economical alternative to underwater pipeline construction in remote, harsh regions of the world. In the last six months of the year, SOFEC posted nearly $45 million in inbound orders.

RETURN ON SALES                     RETURN ON ASSETS

24%                                 40%

18%                                 30%

12%               6.2               20%              10.9
             5.2                                 9.3
6%      3.7             3.6         10%     6.6
6.2
    0.8                                 1.3
0%                                  0%
    93  92   91   90    89              93   92   91  90   89


The Kongsberg acquisition boosted sales for our energy equipment businesses in 1993. But with demand for oil essentially flat, and excess OPEC production keeping oil prices low and triggering lower energy equipment pricing, our profits for this business were down.

The outlook for our Wellhead Equipment business is encouraging. Following the addition of Kongsberg and SOFEC, FMC succeeded in capturing a $55 million contract from Amoco for turnkey engineering and production services on a project off the coast of China. We recently renewed our long-standing licensing agreement with Niigata Engineering of Japan to manufacture and market marine loading systems and fluid control products a relationship that continues
FMC's firm foothold in the growing Asia/Pacific market. Our new joint venture to produce wellhead equipment in Russia, FMC Tyumen Petroleum Equipment, is benefiting from increased activity by Western oil companies in the Russian federation. We already are furnishing equipment for Conoco, BP/Statoil and Shell. And late last year we announced a new strategic alliance with Rockwater, a Brown & Root company, to provide turnkey subsea services.

Our Fluid Control business had an excellent year in 1993.
Our valves and connectors were in demand by energy service companies, and our cost control efforts and manufacturing efficiencies improved profitability. Last year we entered into alliances with several major well service customers, and in some cases, we will be the sole supplier. In 1994, we'll bring to market an advanced plug valve that should provide additional competitive advantage.

Sales and earnings for our transportation equipment businesses were essentially flat. The downturn in the airline industry had a slight impact on FMC's Airline
Equipment business. We were helped by our strong product portfolio, including state-of-the-art loading and deicing equipment, as well as our efforts in cost control and efficient manufacturing. We continued to retool our Automotive Service Equipment operations and succeeded in reducing fixed assets. Our Material Handling Systems operations, meanwhile, implemented a cost-control program emphasizing gains in engineering productivity and efficiencies in manufacturing.

FMC's Food Machinery businesses had a difficult year, with
sales and profits declining for the second consecutive
year. A combination of soft domestic markets, the
continuing recession in Europe, depressed agricultural
commodity markets and consolidations among food producers
have created uncertainty among our customers.   Our citrus
business was a bright spot in 1993, contributing increased sales and profits. Last year we installed processing systems for U.S. Sugar Corporation's new citrus juice facility the first new processing plant to open in Florida in many years.

Europe's weak marketplace did not present opportunities for
the type of large-scale food processing projects we
completed in past years. Our agricultural machinery
business also suffered from the poor market conditions in
Europe and North America, but we believe we have reached
the bottom of the business cycle in our harvester
operations. Weak market conditions also depressed demand
for our packaging and material
handling equipment businesses. The 1994 outlook for these
businesses should improve somewhat, but full recovery isn't
anticipated until 1995.   This past year, FMC conducted a
major strategic review of our Food Machinery businesses. We
concluded that we should concentrate on those core areas
that allow growth opportunities, eliminate weak product
positions and restructure our operations with fewer
facilities and lower overhead.   The coming year will
mirror the successes and the challenges of 1993. A major
challenge will be in managing the realignment of our
businesses to improve our profit picture for the coming
years. At the same time, we recognize that Food Machinery
markets will continue to be depressed, as the recession
continues in Europe, soft market conditions persist in the
United States, and unstable economies and hard-currency
shortages continue in the states of the former Soviet
Union.   The outlook is brighter for our Energy and
Transportation Equipment business, strengthened in 1993 by acquisitions and strategic alignments, and rebounding from successful cost-control measures. Oil prices continue to be an area of concern in 1994. But our capabilities and our customer ties in these industries will provide a strong competitive edge in winning major contracts and growing profitably.

FINANCIAL REVIEW
Additional information highlighting FMC's operating performance and financial position is presented below.

Sales and Earnings
Sales in 1993 were $3.8 billion, 6 percent lower than in
1992. Income from continuing operations was $41.0 million,
or $1.11 per share, compared with $192.6 million, or $5.23
per share, for 1992. Income from continuing operations for
1993 includes pretax restructuring and other charges of
$172.3 million, net of minority interest ($123.3 million on
an after-tax basis, or $3.34 per share). An after-tax
extraordinary charge of $4.7 million was also recorded in
1993 for additional debt restructuring. After this charge,
net income for 1993 was $36.3 million, or $0.98 per share.
After-tax special charges recorded in 1992 included $183.7
million resulting from the adoption of Statement of
Financial Accounting Standards (SFAS) No. 106, "Employers'
Accounting for Postretirement Benefits Other Than
Pensions," $73.2 million for previously discontinued
operations' additional environmental and product liability
requirements, and an extraordinary charge of $11.4 million
related to the restructuring of debt. After these charges,
the net loss for 1992 was $75.7 million, or $2.06 per
share.   Declining operating earnings in the Industrial
Chemicals, Machinery and Equipment, and Precious Metals segments contributed to the overall decrease in 1993 earnings per share. Corporate and other expenses decreased slightly in 1993 primarily due to gains on sales of Corporate assets. A breakdown of sales, income before income taxes, and identifiable assets by industry segment appears on page 17, followed by a review of operating performance on pages 22 through 37. Segment operating profits exclude 1993 restructuring and other charges (Note
2), net interest expense, and other income and expense items. A discussion of other income and expense, order backlog, and research and development expenditures follows.

OTHER INCOME AND (EXPENSE), NET          Year ended December 31
(In millions)                              1993      1992  		  1991

Industrial Chemicals                      $ 3.6     $ 0.6     $ 3.2
Performance Chemicals                      (2.8)     (0.5)						0.1
Defense Systems                             2.6      13.9							4.3
Machinery and Equipment                    (0.8)     11.5						14.8
Corporate and other                         7.6       3.8						(4.8)
Total                                     $10.2     $29.3						$17.6

Other income and expense for Industrial Chemicals, Performance Chemicals, Defense Systems, and Machinery and
Equipment reflect the allocation of LIFO inventory adjustments for all three years.

Corporate and other includes items that are not allocated to specific business segments, primarily pension-related income. Pension-related income was $7.6 million in 1993, $3.8 million in 1992 (net of a $4.6 million curtailment charge), and $8.2 million in 1991. 1991 also included a $12.0 million charge for general environmental clean-up.

ORDER BACKLOG                               December 31
(In millions)                         1993       1992        1991
Defense Systems                   $1,105.0   $1,342.6    $1,939.5
Machinery and Equipment              333.1      340.9      342.9
Total                             $1,438.1   $1,683.5   $2,282.4

The decline in Defense Systems backlog reflects the overall downsizing of the U.S. defense industry.

The slight decline in backlog for Machinery and Equipment stems from weaker demand for food machinery equipment, particularly in Europe, partially offset by increases in energy equipment due to 1993 acquisitions
(Note 2).

Backlogs are not reported for Industrial Chemicals, Performance Chemicals and Precious Metals due to the nature of these businesses.

RESEARCH AND DEVELOPMENT EXPENDITURES
                                        Year ended December 31
(In millions)                          1993      1992      1991
Industrial Chemicals                  $19.3     $21.3     $18.6
Performance Chemicals                  79.0      67.9      57.5
Precious Metals                         0.1       0.1       0.2
Defense Systems                        24.0      27.8      27.8
Machinery and Equipment                26.1      26.2      28.6
Corporate                               0.7       1.7       1.9
Total                                $149.2    $145.0    $134.6

Expenditures for research and development increased in Performance Chemicals primarily due to the development of the next generation of herbicides and insecticides, as well as product development in the Food Ingredients and BioProducts businesses. Reduced defense spending by the U.S. government on existing contracts resulted in lower research and development expense for Defense
Systems in 1993.

Not included in these amounts are $208.8 million, $139.2 million and $76.9 million in 1993, 1992 and 1991, respectively, for research and development projects contracted directly with the U.S. government and commercial sponsors. The increase in 1993 is attributable to the armored gun and advanced field artillery systems that are being developed by Defense
Systems.

EXPLORATION COSTS
Mineral exploration costs were $19.9 million, $16.6 million and $13.5 million in 1993, 1992 and 1991, respectively. Approximately 85 percent of exploration spending in 1993 relates to original exploration for gold, silver, and lithium reserves, with the remainder for development of reserves near existing mines.

TAXES
FMC's effective tax rate was an 8 percent tax benefit on earnings compared with a 31 percent tax provision on earnings in 1992. The effective tax rate in 1993 was affected by lower domestic earnings due to restructuring and other charges (of which $61 million relates to FMC Gold Company and was not tax effected), a higher level of foreign earnings taxed as dividends in 1993, and a change in the mix of foreign and domestic earnings combined with favorable foreign effective tax rates.

RESTRUCTURING AND OTHER CHARGES
In 1993, FMC recorded pretax restructuring and other charges of $172.3 million, net of minority interest
(after-tax $123.3 million, or $3.34 per share). These charges primarily relate to restructuring costs associated with the Machinery and Equipment segment and Chemical businesses, expenses to restructure companywide functional support staffs, as well as a write-down of the book value of the Beartrack development property in the Precious Metals segment.

The company will focus on growing profitable businesses with strong market potential and intends to exit several small, unprofitable product lines in the Machinery and Equipment segment that are not projected to meet established financial criteria. Machinery and equipment operations will be streamlined by reducing staffing levels and consolidating manufacturing locations. Total pretax restructuring and other charges for this segment approximate $66.0 million.

In the Chemical businesses, the company has initiated a number of restructuring activities aimed at reducing manufacturing costs and improving operating efficiencies. In addition, reserves have been provided for the shutdown of unprofitable or redundant facilities. Total pretax restructuring and other charges for the Chemical segments approximate $32.9 million.

Restructuring and other charges of $47.9 million, net of minority interest, relate to the Precious Metals segment. These charges include costs for the write-down of the book value of the Beartrack development property, as well as expenses to close the Royal
Mountain King and Paradise Peak mines. The long-term outlook for gold prices has changed significantly since the Beartrack property was acquired in 1990, and consequently, the book value of the property has been reduced.

The company is undertaking a review of functional support staffs throughout the organization. The objective is to align resources to support the company's long-term growth initiatives and improve operating efficiencies. Related severance, relocation and other costs are expected to approximate $25.5 million on a pretax basis.

The restructuring activities will result in planned, or already implemented, work force reductions of approximately 2,500 positions 12 percent of the total work force. These actions are expected to be implemented largely during 1994 and 1995. The after-tax cash outflow to fund related charges will be approximately 40 percent of the $172.3 million charge.
Once completed, it is anticipated that they will result in ongoing annual cost savings and better align the company's business and support staff with its growth strategy.

ENVIRONMENTAL
FMC, like other industrial manufacturers, is involved with a variety of environmental matters, in the ordinary course of conducting its business, that are subject to federal, state and local environmental laws. FMC feels strongly about its responsibility to protect the environment, public health and employee safety. This includes cooperating with other parties to resolve issues created by past and present handling of wastes. When such issues arise, including notices from the Environmental Protection Agency (EPA), or other government agencies, identifying FMC as a Potentially Responsible Party (PRP), the company utilizes multifunctional advisory teams comprised of environmental, legal, financial and communications management to ensure that the companies actions are consistent with its responsibilities to the environment and public health, as well as employees and shareholders.

To ensure FMC is held responsible only for its equitable share of site redemption costs, FMC has initiated, and will continue to initiate, legal proceedings for contributions from other PRPs and for a determination of coverage against insurance carriers that provided insurance coverage for the cost of clean-up at a number of waste sites. The Supreme Court of California has determined that FMC's clean-up costs are insured damages under its liability insurance policies, subject to a determination of the application of certain policy exclusions and conditions. In July 1993, in the Supreme Court of
Santa Clara County, a jury verdict determined that these exclusions do not apply to several of these sites. The other sites will be the subject of future litigation.

Regarding current operating sites, the company spent approximately $16 million, $20 million and $28 million for the years 1993, 1992 and 1991, respectively, on capital projects relating to environmental control facilities, and expects to spend additional capital of approximately $26 million and $28 million in 1994 and 1995, respectively. Additionally, in 1993, 1992 and
1991, FMC spent approximately $63 million, $57 million and $48 million, respectively, for environmental compliance costs for these sites.

Regarding previously operated and other sites for the years 1993, 1992 and 1991, FMC charged approximately
$17 million, $11 million and $5 million, respectively, against established reserves for remediation spending, and charged approximately $10 million, $11 million and $10 million, respectively, against reserves for spending on Remediation Investigation/Feasibility
Studies(RI/FS). Recoveries from third parties of approximately $7 million and $3 million, respectively, were received and credited to the reserves in 1993 and 1992. No recoveries were received in 1991. FMC anticipates that the expenditures for current operating, previously operated and other sites will continue to be significant for the foreseeable future.

In accordance with the company's environmental accounting policy, reserves at the end of 1993 were $133 million, net of approximately $54 million of recoveries, including recoveries from insurance companies, the federal government and other PRPs. The company cannot reasonably estimate any additional amount of loss or range of loss in excess of the recorded amounts. While the liability from potential environmental obligations that have not been reserved may or may not have a material effect on the results of operations in any one year, based on information currently available, management believes environmental-related expenditures will not likely have a material adverse effect on the company's liquidity or financial condition and will be spent over many years in the future. Additional information regarding the company's environmental accounting policies and potential environmental liability is included in Note 1 and Note
16, respectively, to the company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES
Cash and marketable securities plus cash generated from operations provided the resources to meet 1993 operating needs, fund capital expenditures and acquisitions, and reduce debt levels. Debt levels and interest costs were reduced by $75 million and $21.3 million, respectively, in 1993. Cash requirements for capital expenditures and acquisitions approximated
$245 million.

During 1993, the company, with funds obtained through its revolving credit agreement, repurchased $655 million, less unamortized discount of $481 million, of 7-1/2% zero coupon senior subordinated debentures, $32 million of 7-1/2% sinking fund debentures, and $19 million of industrial revenue bonds. In August 1993, subsequent to the repurchases noted above, the company issued $200 million of 6.375% senior notes due 2003.
The net proceeds of $198 million were used to repay advances under the revolving credit agreement. As of December 31, 1993, there were no borrowings under the company's revolving credit facility or uncommitted facilities.
In order to secure long-term financing in the United
Kingdom, the company also issued Sterling denominated debt in December 1993 due 2042 with a yield to maturity of 7.65% and a maturity value of $124 million.

Cash generated from operations in 1994 and available credit facilities are expected to be sufficient to meet operating needs, fund capital expenditures and acquisitions, and meet debt service requirements for the year. Expected cash requirements for 1994 include approximately $275 million to $375 million for planned capital expenditures and acquisitions, plus approximately $40 million for net after-tax interest payments.

Working capital                               December 31
(In millions)                            1993      1992      1991
Operating working capital:
Trade receivables                      $573.2    $543.5    $529.7
Inventories                             268.1     319.3     364.8
Accounts payable                       (501.2)   (513.9)			(600.4)
Accrued liabilities                    (449.3)   (406.8)			(403.9)
Total operating working capital        (109.2)    (57.9)			(109.8)
Cash and marketable securities           77.5      24.3      44.2
Other current assets and
       liabilities, net                   35.4      32.5					52.4
Total working capital                   $  3.7    $ (1.1)		$(13.2)

Operating working capital decreased in 1993 compared with 1992.

Reduced inventory levels resulted from lower business volume at Defense Systems, as well as continued inventory management initiatives and translation effects.

Accrued liabilities increased due to acquisitions and timing of expenditures at year end.

Operating working capital was affected by the partial liquidation of lower-cost LIFO inventories, which increased reported earnings per share by $0.04, $0.42 and $0.32 in 1993, 1992 and 1991, respectively. FMC has sustained lower inventories over the long term, producing sufficient savings in inventory carrying costs tooffset the negative cash flow effect of additional taxes paid on the increased earnings from the liquidation of lower-cost
LIFO inventories.

CAPITAL EXPENDITURES                       Year ended December 31
(In millions)                              1993      1992					  1991
Industrial Chemicals                     $ 91.0    $ 91.5    $		94.5
Performance Chemicals                      40.7     144.9							30.0
Precious Metals                            18.5      19.1							19.4
Defense Systems                            19.2      20.5							25.1
Machinery and Equipment                    70.7      30.5							42.7
Corporate                                   4.4       8.0								5.1
Total                                    $244.5    $314.5					$216.8

Capital expenditures in 1993 decreased $70 million from 1992 levels.

Performance Chemicals reduced spending reflects the impact of the acquisition of Ciba-Geigy fixed assets in 1992.

The increase in Machinery and Equipment spending is attributable to the acquisitions of Kongsberg Offshore a.s. (Kongsberg) and SOFEC, Inc. (SOFEC) assets in 1993.
      PAGE 23

Depreciation                              Year ended December 31
(In millions)                            1993      1992      1991
Industrial Chemicals                   $ 86.1    $ 96.5    $ 93.0
Performance Chemicals                    41.8      40.3      31.2
Precious Metals                          25.7      28.6      29.6
Defense Systems                          26.0      30.4      33.1
Machinery and Equipment                  28.6      26.9      26.2
Corporate                                14.2      12.3      11.8
Total                                  $222.4    $235.0    $224.9

Depreciation expense decreased $12.6 million in 1993.

The decrease for Industrial Chemicals resulted from assets which became fully depreciated in 1992, and translation effects related to a Spanish operation. The decline at Defense is consistent with continued downsizing efforts.

DIVIDENDS
No dividends were paid in 1993, 1992 and 1991, and no dividends are expected to be paid in 1994.

1993 FOURTH QUARTER RESULTS COMPARED WITH 1992
For the fourth quarter of 1993, FMC reported sales of
$946 million, a 6 percent decrease compared with the
year-ago quarter. Income from continuing operations
(before restructuring and other charges) of $21 million,
or $0.57 per share, decreased compared with $31 million,
or $0.85 per share, in last year's quarter. In December
1993, the company recorded pretax restructuring and
other charges of $172.3 million, net of minority
interest (after-tax $123.3 million, or $3.34 per share)
related to restructuring activities and asset write-
downs. After the effects of the restructuring and other
charges, the company recorded a loss from continuing
operations of $102 million, or $2.77 per share, in the
quarter.  Earnings of $33 million before interest,
taxes, and restructuring and other charges decreased
compared with the prior year's strong quarter.
Performance Chemicals improved profits in the quarter
were more than offset by decreased profits for Defense
Systems and Industrial Chemicals. Net interest expense
decreased 21 percent to $15 million in the quarter.
Industrial Chemicals. Sales decreased 12 percent to
$242.1 million from $274.1 million in 1992. Earnings for
the quarter declined due to weak worldwide economic
conditions and overcapacity in FMC's major product
lines. Alkali sales and earnings decreased due to weak
worldwide soda ash pricing and volumes, and the impact
of lower caustic soda prices. Lower phosphate sales also
negatively affected results of operations.  Performance
Chemicals. Performance Chemicals sales for the fourth
quarter increased 16 percent in 1993 to $178.5 million
from $154.2 million in 1992, and earnings also
increased. Agricultural Chemicals sales increased
primarily due to higher sales in South America. Sales of
the Food Ingredients business also rose given increased
global research and marketing efforts.   Precious
Metals. Sales declined 35 percent to $26 million in 1993 from $39.8 million in 1992, and profits also declined, primarily due to the shutdown of the Paradise Peak mine in the second quarter of 1993 and reduced gold production. Defense Systems. Sales of $246.2 million in 1993 decreased 20 percent from $306.3 million in 1992, and profits also decreased compared with fourth quarter
1992 results. Lower sales and profits primarily resulted from reduced production of the Bradley Fighting Vehicle.
Machinery and Equipment. Machinery and Equipment sales of $258.9 million in 1993 increased 11 percent from $233.8 million in 1992, and profits were down between years. Fourth quarter 1993 sales benefitted from the acquisitions of Kongsberg and SOFEC.

1992 RESULTS OF OPERATIONS COMPARED WITH 1991.
Sales rose 2 percent in 1992 to $4 billion, due to higher
sales in the Performance Chemicals and Precious Metals
segments.   Income from continuing operations of $192.6
million before special charges was 11 percent higher than 1991's $173.1 million. Primary earnings per



      PAGE 24

share before special charges were $5.23 compared with
$4.77 for 1991. After-tax special charges recorded in
1992 included $183.7 million resulting from the adoption
of SFAS No. 106, "Employers' Accounting for
Postretirement Benefits Other Than Pensions," $73.2
million related to previously discontinued operations
for additional environmental and product liability
requirements, and an extraordinary charge of $11.4
million related to restructuring of debt. After special
charges, the net loss for 1992 was $75.7 million, or
$2.06 per share, compared with net income of $163.9
million, or $4.52 per share, in 1991. The 1991 results
included an after-tax extraordinary charge of $9.2
million related to the early retirement of high-coupon
subordinated debt. Income from continuing operations
before interest and taxes in 1992 was $362 million
compared with $363 million in 1991.   Industrial
Chemicals. Sales were flat at $1 billion, but profits
decreased 10 percent to $92 million. Stronger phosphorus
chemical prices were offset by weaker European markets
and higher spending to develop new, low-cost lithium
reserves.   Alkali sales and profits were flat in 1992,
primarily due to flat demand and weaker prices for soda
ash in the United States. Export sales, however,
remained strong.  Phosphorus profits improved in 1992
due to firm prices and the departure of two U.S.
producers from this business in 1991.   Peroxygen sales
and earnings were down modestly as prices declined because of continued industry overcapacity.

FMC Foret sales were flat, and earnings decreased due to price deterioration and manufacturing problems which have subsequently been corrected.

Lithium sales improved in 1992 due to increased demand for several lithium products, but profits declined as a result of higher operating costs and spending associated with efforts to develop new, low-cost lithium reserves.

Performance Chemicals. Sales rose 22 percent to $790
million, and profits increased 20 percent to $121 million. FMC's Agricultural Chemicals business posted record sales and profits, resulting from an improved product mix, cost reductions in operations and an increasing international presence. The Food Ingredients, Pharmaceuticals and BioProducts businesses showed strong sales and earnings performance. The acquisition of Ciba-
Geigy's flame retardants and water treatment chemical businesses in 1992 increased sales,but marginally contributed to the profitability of the Performance
Chemicals segment.

Precious Metals. Sales increased 8 percent to $171 million, and profits rose 27 percent to $36 million in 1992 due to higher mill throughput and expanded heap-leaching activities.

Defense Systems. Sales were down 5 percent to $1.1 billion due to slower international business, but profits increased 4 percent to $167 million because of favorable cost performance and lower discretionary spending.

Machinery and Equipment. Sales decreased slightly to $877 million, and profits declined 31 percent to $32 million due to the effects of a weak economy in some markets. Food Machinery sales declined, and profits decreased by more than 50 percent. Energy and Transportation Equipment sales, however, increased due to strong international presence, and effective cost control increased earnings.



      PAGE 25

Quarterly financial information (unaudited)


(In millions, except per share data)      1993                  1992

                       1st      2nd      3rd      4th      1st       2nd       3rd      4th
					                  Qtr.     Qtr.     Qtr.     Qtr.     Qtr.      Qtr.      Qtr.     Qtr.
Sales                  $901.6   $979.3   $926.5   $ 946.5  $933.9    $1,061.1  $976.3   $1,002.4
Gross profit           $235.5   $252.1   $222.2   $ 208.8  $245.9    $  275.5  $232.0   $232.4
 Income (loss) from
 continuing operations
 before interest
 and taxes(1)          $ 77.7   $101.5   $ 60.5   $(139.3) $ 96.2    $ 117.5   $ 73.9   $  74.7
Income (loss) before
 extraordinary items
 and cumulative
 effect of change in
 accounting
 principle(1)         $ 45.4   $ 62.6    $ 35.3   $(102.3) $  54.5   $ 64.6    $ 42.1   $(41.8)
Per share Primary     $ 1.23   $ 1.69    $ 0.95   $ (2.77) $  1.49   $ 1.75    $ 1.14   $ (1.14)
    Fully diluted     $ 1.19   $ 1.62    $ 0.94   $ (2.77) $  1.42   $ 1.67    $ 1.11        *
Net income (loss)     $ 45.4   $ 57.9    $ 35.3   $(102.3) $(138.4)  $ 64.6    $ 39.9   $ (41.8)
Per share Primary     $ 1.23   $ 1.56    $ 0.95   $ (2.77) $ (3.77)  $ 1.75    $ 1.08   $ (1.14)
    Fully diluted     $ 1.19   $ 1.50    $ 0.94   $ (2.77)       *   $ 1.67    $ 1.05        *
Common stock prices:
    High              $53      $48-1/4   $49-3/4  $49-7/8  $53       $50-3/8   $ 50-1/8 $50-1/4
    Low               $45-5/8  $41-1/2   $44-1/8  $45-1/8  $45-3/4   $42-5/8   $ 43     $43


*Per share amounts are antidilutive


Fourth-quarter 1993 results include after-tax restructuring and other charges of $123.3 million (Note
2). The second quarter of 1993 reflects an after-tax extraordinary charge of $4.7 million related to debt restructuring.

Fourth-quarter 1992 includes an after-tax special charge of $73.2 million related to previously discontinued operations. First-quarter 1992 reflects the cumulative effect of a change in accounting principleto January 1, 1992, for the change in accounting for retiree health and life insurance benefits ($183.7 million, net of taxes).
The first and third quarters of 1992 also include after-tax extraordinary charges of $9.2 million and $2.2 million, respectively, related to the restructuring of debt.

Quarterly earnings per common share may differ from full-year amounts due to changes in the number of shares outstanding during the year.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
                                    Year ended December 31
                                   1993    1992      1991
REVENUE
Sales                       $3,753,933$3,973,663$3,899,449
Equity in net earnings of
 affiliates (Note 6)             6,435    11,069    6,549
Other revenue                   28,585    18,727   17,531
Total revenue                3,788,953 4,003,4593,923,529

COSTS AND EXPENSES
Cost of sales                2,835,286 2,987,9082,943,717
Selling, general and
 administrative expenses       539,432   533,931  496,393
Research and development       149,244   144,990  134,644
Minority interests               2,484     3,634    3,046
Restructuring and other
 charges
 (Note 2)                      172,300         -        -
Other (income) and
 expense, net																(10,241) (29,294) (17,552)
Total costs and expenses     3,688,505 3,641,1693,560,248
Income from continuing
 operations
 before interest and taxes     100,448   362,290  363,281
Interest income                 11,015    12,275   17,334
Interest expense                73,649    94,930  124,683
Income from continuing
 operations
 before income taxes            37,814   279,635  255,932
Provision (benefit) for
 income taxes (Note 10) 		     (3,153)    87,034   82,849
Income from continuing
 operations																				40,967		  192,601  173,083
Provision for discontinued
 operations, net of taxes
 (Note 2)        												       - 	 (73,200)        -
Income before extraordinary
 item and cumulative effect
 of change in accounting
 principle    											       40,967   119,401  173,083
Extraordinary items,
 net of taxes (Note 9)          (4,683)  (11,417)  (9,206)
Cumulative effect of
 change in accounting
 principle, net of
 taxes (Note 14)                     -		 (183,730)        -
Net income (loss)              $36,284$ 		(75,746) $163,877

EARNINGS PER COMMON SHARE
 (NOTE 1) Primary:
Income from continuing
 operations																				$  1.11	$   5.23  $  4.77
Provision for discontinued
 operations																										-     (1.99)      -
Income before extraordinary
 items and cumulative effect
 of change in accounting
 principle     											        1.11      3.24     4.77
Extraordinary items              (0.13)    (0.31)   (0.25)
Cumulative effect of
 change in
 accounting principle                -     (4.99)      -
Net income (loss)              $  0.98 $   (2.06) $  4.52
Assuming full dilution:
Income from continuing
 operations																				$  1.11	$    5.04 	$  4.68
Provision for discontinued
 operations																										-     (1.84)      -
Income before extraordinary
 items and cumulative effect
 of change in accounting
 principle     												     $  1.11 $    3.20  $  4.68
Extraordinary items              (0.13)        *    (0.24)
Cumulative effect of change
 in accounting principle             -   	     *       -
Net income                    $   0.98   $     * $   4.44

See notes to consolidated financial statements.
*Per share amounts are antidilutive.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                          December 31
                                      1993           1992
ASSETS

CURRENT ASSETS
Cash                                $20,450       $11,855
Marketable securities                57,071        12,423
Trade receivables, net (Note 3)     573,181       543,523
Inventories (Note 4)                268,107       319,280
Other current assets                111,439       100,524
Deferred income taxes (Note 10)     129,479       135,434
Total current assets              1,159,727     1,123,039

INVESTMENTS (NOTE 6)                 76,197        85,819
PROPERTY, PLANT AND EQUIPMENT,
 NET (NOTE 7)                     1,390,249     1,502,122
PATENTS, DEFERRED CHARGES AND
 INTANGIBLES OF ACQUIRED
 COMPANIES  																								 91,741        63,168
DEFERRED INCOME TAXES (NOTE 10)      95,199        52,493
TOTAL ASSETS                     $2,813,113    $2,826,641

LIABILITIES AND STOCKHOLDERS
' EQUITY

CURRENT LIABILITIES
Short-Term Debt (Note 8)            $66,904       $54,759
Accounts payable, trade and other   501,163       513,948
Accrued payroll                      84,663        85,248
Accrued and other liabilities       364,694       321,576
Current portion of long-term
 debt (Note 9)																							15,029  						  8,476
Current portion of accrued
 pension and other postretirement
 benefits (Notes 13 and 14)          37,119        37,302
Income taxes payable (Note 10)       86,432       102,837
Total current liabilities         1,156,004     1,124,146
LONG-TERM DEBT, LESS CURRENT
 PORTION (NOTE 9)                  749,855       843,625
ACCRUED PENSION AND OTHER
 POSTRETIREMENT BENEFITS, LESS
 CURRENT PORTION (NOTES 13
 AND 14)       									           302,725       327,100
RESERVE FOR DISCONTINUED
 OPERATIONS, RESTRUCTURING AND
 OTHER RESERVES (NOTE 2)											344,267						 256,909
COMMITMENTS AND CONTINGENT
 LIABILITIES (NOTE 16)
MINORITY INTERESTS IN
 CONSOLIDATED COMPANIES   							   43,379							 55,860
STOCKHOLDERS' EQUITY (NOTE 11)
Common stock, $0.10 par value,
 authorized 60,000,000 shares;
 issued 36,472,641 shares
 in 1993 and 36,158,866
 shares in 1992																					3,647         3,616
Capital in excess of par
 value of capital stock            79,582        71,955
Retained earnings                 207,133       170,849
Foreign currency translation
 adjustment (Note 5)               (64,766)      (19,012)
Treasury stock, common,
 at cost; 292,018 shares in
 1993 and 285,959 shares in
 1992																														(8,713)							 (8,407)
Total stockholders' equity          216,883       219,001
Total liabilities and
 stockholders' equity            $2,813,113    $2,826,641



See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS RECONCILIATION FROM INCOME
FROM CONTINUING OPERATIONS TO CASH PROVIDED BY OPERATING
ACTIVITIES
(In thousands)        												          Year ended December 31
                                  															1993 		  1992   		 1991
Income from continuing operations													$40,967	$192,601 	$173,083
After-tax net interest expense																	38,878   51,626 	  67,240
Restructuring and other charges
 (Note 2)                  																	  172,300         -        -
Operating income            																	 252,145   244,227  240,323
Adjustments for non-cash components
 of income from continuing operations:
   Depreciation and amortization														226,612			236,896  227,635
Interest on zero coupon senior
 subordinated convertible debentures    								7,419    11,852				4,500
Deferred income taxes     																		  (38,898)   (3,046)  (4,339)
Equity in net earnings of affiliates
 (Note 6)                  																		  (6,435)  (11,069)  (6,549)
Amortization of accrued
pension costs (Note 13)																		      (7,631)   (3,825)  (8,216)
Other                          																	2,500     4,019    (362)
                             																	435,712   479,054  452,992
Tax benefit of extraordinary items														2,664  			6,663    5,407
                             																	438,376   485,717  458,399
(INCREASE) DECREASE IN ASSETS:
Trade receivables           																		(40,073)  (18,632)    3,866
Inventories                   																	37,523    33,093 	  75,717
Other current assets        																		(10,916)   (6,589) 	 (9,049)
(Decrease) increase in liabilities:
Accounts payable and accruals 																	24,748 	 (53,845)	 (68,056)
Income taxes payable       																		 (21,165)     9,028    9,950
Accrued pension and other
 postretirement benefits, net																(16,927)			 (22,009)    (769)
                            																	(26,810) 		 (58,954)   11,659
Cash provided by operating
activities before after-tax net
interest expense          																  $411,566 	 	$426,763	 $470,058


See notes to consolidated financial statements.*

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)      													                Year ended December 31
                                 											    1993  	   	1992 			  1991
Cash provided by operating activities
before after-tax net interest expense								$411,566		$426,763			$470,058
After-tax net interest expense   												 (38,878)		(51,626)			(67,240)
CASH PROVIDED BY OPERATING ACTIVITIES									372,688			375,137				402,818
CASH PROVIDED (REQUIRED) BY DISCONTINUED
 OPERATIONS AND RESTRUCTURING   												  (28,935)		(29,964) 		 17,766

Cash provided (required) by investing
 activities:
Capital spending                												 (244,532)	(314,480)		(216,803)
Disposal of property, plant
 and equipment             											          7,773		  17,973  			12,152
Decrease (increase) in investments  											23,616 		 12,092				 (1,501)
CASH REQUIRED BY INVESTING ACTIVITIES								(213,143)	(284,415)		(206,152)
Cash provided (required) by financing
 activities:
Net increase (decrease) in short-term debt			  14,014	 	(4,339)				(29,678)
Net repayments under credit facilities								(10,000)	(130,000)		(195,000)
Increase in other long-term debt   											206,363		 413,214			 157,815
  Repayment of other long-term debt										(285,138)	(355,070)		(200,167)
Premium on early retirement of debt												(3,413)		(14,304)			(10,011)
Issuance of capital stock, net      											 7,352		  14,725			   9,568
Cash required by financing activities									(70,822)		(75,774)		(267,473)
Effect of exchange rate changes on
 cash and marketable securities   												 (6,545)		 (4,939)  		 4,242
Increase (decrease) in cash and
 marketable securities         											     53,243			(19,955)			(48,799)
Cash and marketable securities,
 beginning of year                 											 24,278 		 44,233			  93,032
Cash and marketable securities,
 end of year                   											    $77,521 		$24,278 			$44,233

Supplemental cash flow information:

The company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents. Under this definition, cash and marketable securities as shown on the balance sheet are considered cash equivalents. Cash flows from hedging contracts are reported in the statements of cash flows in the same categories as the cash flows from the transactions being hedged. Income taxes paid, net of refunds, were $41.8 million, $67.7 million and $61.5 million for 1993, 1992 and 1991, respectively. Interest payments, net of amounts capitalized, for 1993, 1992 and 1991 were $60.1 million, $99.9 million and $137.0 million, respectively.

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands)
                         Common     Capital  Retained   Foreign
                     stock, $0.10 in excess   earnings currency    Treasury
                        par value   of par   (deficit) translation  stock

Balance
 December 31, 1990						$3,502  				 $46,603  $ 82,718  $23,983  $(7,234)
Net income              			                    163,877
Stock options
 exercised
 (Note 11)       	          53 	     10,373
Purchase of treasury
 shares           																							                           (858)
Translation adjustment
 (Note 5)             				                              (13,169)
Balance
 December 31, 1991									3,555     56,976   246,595   10,814   (8,092)
Net loss                   		                (75,746)
Stock options exercised
 (Note 11)             			    61      14,979
Purchase of treasury
shares 																								                                     (315)
Translation adjustment
 (Note 5) 								       						                       (29,826)
Balance
 December 31, 1992									3,616     71,955   170,849 (19,012)   (8,407)
		Net income     	                             36,284
Stock options
 exercised
 (Note 11)		                 31       7,627
Purchase of
 treasury shares      													                                (306)
Translation adjustment
 (Note 5)	     	        	                              (45,754)
Balance
 December 31, 1993								$3,647  	 $79,582 	 $207,133	$(64,766) $ (8,713)



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  PRINCIPAL ACCOUNTING POLICIES CONSOLIDATION.
The consolidated financial statements include the accounts of the company and all significant majority-owned subsidiaries, except those excluded because control is restricted or temporary in nature. All material intercompany accounts and transactions are eliminated in consolidation.

Investments. Investments in unconsolidated majority-owned subsidiaries, as well as companies in which ownership interests are 50 percent or less and FMC has significant influence over operating and financial policies, are accounted for using the equity method. All other investments are carried at their fair values or cost if appropriate.

Equity in net earnings of affiliates. Equity in net earnings of affiliates has been adjusted to eliminate the effects of any material intercompany transactions.

Inventories. Inventories are stated at the lower of cost or market value. Cost is determined on the last-in, first-out (LIFO) basis for all domestic inventories, except certain inventories relating to long-term contracts. Inventoried costs relating to long-term contracts not valued on the LIFO basis are stated at the actual production cost incurred to date, reduced by amounts identified with recognized revenue. The costs attributed to units delivered under such contracts are based on the estimated average cost of all units expected to be produced. The first-in, first-out (FIFO) method is used to determine the cost for all other inventories.

Inventory costs include manufacturing overhead, except that domestic inventories exclude depreciation, factory administration, property taxes and certain other fixed expenses.

Revenue recognition for contracts-in-progress. Sales are recorded under most production contracts as deliveries are made. Sales under cost reimbursement contracts for research, engineering, prototypes, repair and maintenance, and certain production contracts are recorded as costs are incurred and include estimated fees in the proportion that costs incurred to date bear to total estimated costs. The fees under certain government contracts may be increased or decreased in accordance with cost or performance incentive provisions. Such awards or penalties are recognized at the time the amounts can be reasonably determined.

Property, plant and equipment.  Property, plant and
equipment, including capitalized interest, is recorded
at cost. Depreciation for financial reporting purposes
is provided principally on the straight-line basis over
the estimated useful lives of the assets (land
improvements 20 years, buildings 20 to 50 years, and
machinery and equipment 3 to 18 years). Gains and losses
are reflected in income upon sale or retirement of
assets.   Maintenance and repairs are charged to expense
in the year incurred ($189.8 million, $203.0 million and $196.1 million in 1993, 1992 and 1991, respectively).
Expenditures that extend the useful life of property, plant and equipment or increase its productivity are capitalized.

Interest expense. Interest costs of $0.7 million ($2.1 million in 1992 and $3.5 million in 1991) associated with the construction of certain capital assets have been capitalized as part of the cost of those assets and are being amortized over their estimated useful lives.

Interest expense for 1993 includes $0.3 million ($0.3 million in 1992 and $1.5 million in 1991) for amortization of fees and expenses associated with the revolving credit facility and subordinated debentures. Unamortized fees and expenses of $4.0 million, $3.7 million and $2.7 million related to debt restructuring were charged off as extraordinary items in 1993, 1992, and 1991, respectively.

Patents, deferred charges and intangibles of acquired companies. Patents are capitalized and amortized over the lesser of their remaining useful or legal lives.
Debt issuance costs are amortized over the term of the related debt. Intangibles represent the excess of the consideration paid for companies acquired in purchase transactions over the estimated fair value of the net assets acquired. Intangibles acquired since October 31, 1970, are amortized on a straight-line basis over periods normally not exceeding 15 years. Intangibles acquired before that date ($8.6 million at December 31, 1993 and 1992) are not being amortized, as management believes that their values have not diminished.

Accounts payable. Amounts advanced by customers as deposits on orders not yet billed and progress payments on contracts-in-progress are recorded as accounts payable ($148.9 million at December 31, 1993 and $121.5 million at December 31, 1992).

Income taxes. Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes." SFAS No.
109 requires an asset and liability approach, whereby deferred tax liabilities and assets are recognized for expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Income taxes are not provided for the equity in undistributed earnings of foreign subsidiaries or affiliates when it is management's intention that such earnings remain invested in those companies. Taxes are provided in the year the dividend payment is received or when the decision is made to repatriate the earnings. Prior to January 1, 1993, income tax provisions were based on income reported for financial statement purposes, adjusted for transactions
(permanent differences) that do not enter into the computation of income taxes payable. The company deferred the tax effects of timing differences between financial reporting and taxable income.

Foreign currency translation. Assets and liabilities of most foreign operations are translated at exchange rates in effect at year-end, and income statements are translated at the average exchange rates for the year.
These translation gains and losses are accumulated in a separate component of stockholders' equity until the foreign entity is sold or liquidated. For operations in highly inflationary countries, inventories, property, plant and equipment, and other noncurrent assets are converted to U.S. dollars at historical exchange rates, and all gains or losses from conversion to U.S. dollars are included in income. Gains and losses resulting from foreign currency transactions are generally included in income.

Hedging. FMC enters into formal contracts designated as hedges against interest rates related to floating rate financing facilities, gold, silver and other commodity prices, and certain foreign currency denominated transactions. The gains or losses on these contracts are included in the measurement of these transactions.

The company has entered into commodity swap transactions to reduce the impact of changes in prices of commodities used in the manufacture of products. These agreements generally involve the cash settlement of the differential between the contract price and the average monthly spot price of the commodity. These contracts are denoted in their nominal amounts, which indicate the level of involvement the company has in these contracts and do not indicate risk of loss. At December 31, 1993 and 1992, the company had commodity swaps of $9.1 million and $11.0 million, respectively, extending through 1995.

Earnings per common share. Primary earnings per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents (primarily stock options) outstanding during the year (36,943,000 in 1993, 36,796,000 in 1992 and 36,267,000 in 1991). Fully
diluted earnings per common share reflect the maximum dilution that would result from exercise of convertible debentures and stock options, unless such amounts are antidilutive. The average number of shares used in the fully diluted computation was 36,943,000 in 1993, 39,694,000 in 1992 and 37,566,000 in 1991. The fully diluted computation is based upon income from continuing operations after adding back after-tax interest on convertible debentures when dilutive ($7.6 million and $2.8 million in 1992 and 1991, respectively).

Other income and expense items. Items not related to operating results are classified as other income and expense items in the income statements.

Segment information. Segment operating profit is defined as total revenue less operating expenses. The following items have been excluded in computing operating profit: general corporate income and expenses, interest income and expense, income taxes, equity in net earnings of affiliates not directly associated with asegment, minority interests, significant gains or losses on abnormal retirements of assets, 1993 restructuring and other charges, and other income and expense items as defined above. Identifiable assets by industry segment are those assets that are used by segment operations. Corporate assets are principally cash and marketable securities, deferred income tax benefits, investments and property and equipment.

Financial instruments. The fair values of financial instruments approximated their carrying values at December 31, 1993 and 1992. Fair values have been determined through information obtained from market sources and management estimates.

Environmental. The company provides for environmental-related obligations, such as estimated contractor costs and fees, site study costs, reimbursements of regulatory agency costs, post-closure costs, litigation costs, and other remediation costs, when they are probable and amounts can be reasonably estimated. Estimated obligations to remediate sites that involve the Environmental Protection Agency (EPA), or equivalent government agencies, are generally accrued no later than when a Record of Decision (ROD), or equivalent, is issued, or upon completion of a Remediation
Investigation/Feasibility Study (RI/FS) that is accepted by FMC and the appropriate government agency or agencies. As remediations and investigations proceed, the estimates are reviewed quarterly by the company's
Environmental Health and Safety organization, as well as financial and legal management and, if necessary, adjusted as additional information becomes available.
The estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods, and other actions by governmental agencies or private parties.

Provisions for environmental costs are reflected in income, net of estimated recoveries from named
Potentially Responsible Parties (PRPs) or other third parties, incorporate inflation and are not discounted to their present values. Estimated recoveries from third parties or other PRPs are recorded when probable and reasonably estimable.

Accounting standards not adopted. In November 1992, the Financial Accounting Standards Board issued SFAS No.
112, "Employers' Accounting for Post-employment
Benefits." Effective for fiscal year 1994, SFAS No. 112 establishes accounting standards for benefits provided to former or inactive employees after employment but before retirement. The company is continuing to evaluate the new statement's provisions, although it does not expect that implementation will have a material impact on the company's results of operations and financial position.

Reclassifications. Certain prior-year amounts have been reclassified to conform with the current year's presentation.

NOTE 2  RESTRUCTURING, ACQUISITIONS, DIVESTITURES AND
DISCONTINUED OPERATIONS

Restructuring and other charges. In the fourth quarter of 1993, the company recorded a charge of $172.3 million
(after-tax $123.3 million, or $3.34 per share), net of $12.7 million of minority interest, to cover primarily restructuring costs in the Machinery and Equipment and Chemical businesses, as well as the write-down of assets in the Precious Metals operation. The restructuring program is designed to reduce costs and improve operating efficiencies in these businesses.

The Machinery and Equipment restructuring program includes, among other items, costs for consolidating facilities and exiting unprofitable product lines, including relocation and severance costs.

The charges for the Chemical businesses are due primarily to weak market conditions, and reflect costs for the shutdown of unproductive facilities and associated severance expenses.

The Precious Metals' charges include closure costs for the shutdown of the Royal Mountain King and Paradise Peak mines, as well as a $51 million asset write-down of the Beartrack development property. This write-down was based on the long-term outlook for gold prices.

The restructuring program also includes costs to reorganize functional support staff and services throughout the company to improve operating efficiencies and align these activities more closely with the company's growth initiatives.

The after-tax cash outflow required to fund these charges will be approximately 40 percent of the $172.3 million charge.

Acquisitions and divestitures.  In April 1993, FMC Gold
Company purchased the remaining 50 percent interest in the Humboldt Gold joint venture from TRE Management
Company, bringing FMC Gold's owner-ship interest in all gold and precious metal-bearing ores in the related property to 100 percent. The former Humboldt Gold venture is targeting deep gold mineralization at the "Rossi
Property" on the Carlin Gold Trend in Nevada.

On June 30, 1993, the company acquired the assets of Kongsberg Offshore a.s. (Kongsberg), a wholly owned subsidiary of Siemens a.s. Kongsberg provides subsea and metering systems on a worldwide basis as well as turnkey subsea systems, including systems integration, project management and FMC subsea products. The company also acquired SOFEC, Inc. (SOFEC), a Houston based engineering and construction company that designs, fabricates and installs offshore mooring systems for export and import terminals and for floating storage and production facilities for offshore oil and gas. During 1993, these acquisitions were successfully integrated without significantly affecting consolidated results of operations.

During 1992, the company acquired the worldwide flame retardants and fluids, and water treatment chemicals businesses of Ciba-Geigy

Additives Division (Ciba-Geigy), with annual sales of approximately $150 million. The company also sold the street sweeper operation. These transactions did not significantly affect the 1992 consolidated results of operations of the company.

In 1991, the company acquired the airplane wing deicer business of The Trump Companies, Inc. The 1991 consolidated results were not significantly affected by this acquisition.

The aforementioned acquisitions were financed with cash, marketable securities, and long-term financing. The company has accounted for these acquisitions using the purchase method of accounting.

Discontinued operations. In the fourth quarter of 1992, FMC recorded a $73.2 million charge, net of applicable tax benefits of $46.8 million, for increases in the projected costs of liquidating liabilities associated with discontinued operations. The provision included pretax charges of $75 million for environmental clean-up, and $45 million for higher projected product liability claims. In addition, a one-time, pretax adjustment of $92.5 million ($57.4 million net of tax) was recorded for retiree benefits provided to former employees of discontinued operations. The provision for retiree benefits was recorded in conjunction with the company's adoption of Statement of Financial Accounting Standards
No. 106 (Note 14).

The environmental provision increased reserves for Remediation Investigation/Feasibility Study (RI/FS) and remediation costs related to formerly discontinued businesses. The additions to the product liability reserve primarily represented higher-than-previously-projected product liability claims relating to equipment manufactured by the construction equipment group prior to the sale of that business to Sumitomo Heavy
Industries, Ltd.

Management believes that the reserve for discontinued operations of $223.5 million at December 31, 1993 is adequate to provide for the estimable costs associated with the liquidation and disposal of discontinued operations, including the possible longer-term requirements for potential product liability claims, retiree medical costs and clean-up of former manufacturing facilities and associated waste sites.

NOTE 3  TRADE RECEIVABLES
Trade receivables do not contain any material amounts representing receivables collectible over a period in excess of one year, receivables billed under retainage provisions of contracts or similar items whose determination or ultimate realization is uncertain.
Trade receivables included approximately $29 million of unbilled receivables at December 31, 1993 for defense equipment awaiting final acceptance by the U.S.
Government. There were no significant unbilled receivables at December 31, 1992.

The company maintains an allowance for doubtful accounts based upon the expected collectibility of all trade receivables, including receivables discounted with recourse. A summary of activity in the allowance for doubtful accounts is shown below:

(In thousands)                            1993      1992       1991
Balance at beginning of year            $7,358    $5,971					$6,284
Provision for doubtful accounts          2,954     7,211						3,438
Receivables written off as
    uncollectible, net of recoveries    (3,535)   (5,824)					(3,751)
Balance at end of year                  $6,777    $7,358						$5,971

NOTE 4  INVENTORIES
Inventories are recorded at the lower of cost or market value. The current replacement cost of inventories exceeded their recorded values by approximately $238.0 million at December 31, 1993 and $228.0 million at December 31, 1992. During 1993, 1992 and 1991, the
company reduced LIFO inventories that were carried at lower than prevailing costs. These reductions increased pretax income by $2.6 million in 1993, $25.5 million in 1992 and $19.1 million in 1991.

Inventories at December 31, 1993 included approximately
$40.7 million ($55.2 million at December 31, 1992) of inventoried costs relating to contracts-in-progress.
Costs normally associated with general and administrative functions are expensed as incurred. There were no material amounts in inventory at December 31, 1993 and 1992 relating to the excess of production cost of delivered units over the estimated average cost of all units expected to be produced under contracts-in-progress, or other non-recurring costs for which ultimate recovery may be uncertain.

Note 5  Foreign currency Net income for 1993, 1992 and
1991 included aggregate foreign currency losses of $1.0
million and $1.4 million and foreign currency gains of
$3.4 million, respectively. Translation gains or losses
for operations in highly inflationary economies are
included in income, while substantially all other
translation gains or losses are reported through a
separate account in stockholders' equity. The following
table presents the foreign currency adjustments to key
balance sheet categories and the offsetting adjustment
to stockholders' equity or income. The 1993 decrease in
stockholders' equity is primarily attributable to a
stronger U.S. dollar in relation to European currencies,
particularly the Spanish peseta.   Interest earned on
foreign marketable securities and debt service costs are classified as interest income and interest expense, respectively, and are not offset in the amounts shown below. In addition, foreign currency impacts on marketable securities and debt in hyperinflationary economies are netted against interest income and expense and are not shown in the amounts below.

                                              Gains (Losses)
(In thousands)                            1993      1992       1991
Cash and marketable securities        $ (6,545) $ (4,939) 		$		4,242
Debt                                     7,730    20,951							3,582
Other working capital                  (24,065)  (17,244)					(8,969)
Property, plant & equipment, net       (33,350)  (36,153)					(7,175)
Other                                    9,477     6,112						(1,482)
                                      $(46,753)  (31,273)   $	(9,802)
Stockholders' equity                  $(45,754) $(29,826)			$(13,169)
Gain (loss) in income                     (999)   (1,447)						3,367
                                      $(46,753) $(31,273) 		$	(9,802)

The company has entered into foreign currency contracts to hedge certain foreign transactions. Foreign exchange contracts mature at the anticipated cash requirement date of the hedged transaction, generally within one year, except for the sale of $104 million of foreign currencies which mature annually through the year 2000. The contract amounts reflect the extent of involvement the company has in foreign exchange transactions. At December 31, 1993 and 1992, the company had forward contracts primarily for the purchase and sale of European, Singapore and Canadian currencies. U.S. dollar-denominated contracts to purchase foreign currencies at December 31, 1993 were approximately

$134 million ($192 million at December 31, 1992). U.S.
dollar-denominated contracts to sell foreign currencies were approximately $277 million at December 31, 1993 ($160 million at December 31, 1992). Significant cross-currency contracts at December 31, 1993 were the exchange of 2.5 million German marks for 1.0 million British pounds, and 13 million German marks for 983 million Spanish pesetas.
There were no significant cross-currency contracts outstanding at December 31, 1992.

NOTE 6  INVESTMENTS
For the year ended December 31, 1993, FMC's equity in net earnings of unconsolidated subsidiaries and affiliates was $6.4 million ($11.1 million in 1992 and $6.6 million in 1991).

Dividends received from affiliates were $6.0 million in 1993 ($4.3 million in 1992 and $3.4 million in 1991).
Dividends included in other revenue from other investments were $9.7 million, $8.2 million and $0.4 million in 1993, 1992 and 1991, respectively.

Income taxes have not been provided for the company's share of the cumulative undistributed earnings of unconsolidated subsidiaries and affiliates ($50.6 million at December 31, 1993). Restrictions on the payment of dividends by these affiliates are insignificant.

                                                December 31
(In thousands)                                1993      1992

Investments in, and advances to,
 unconsolidated subsidiaries and
 affiliates                             $64,607      $57,615
Other investments, net                   11,590       28,204
Total                                   $76,197      $85,819

NOTE 7  PROPERTY, PLANT AND EQUIPMENT

A summary of changes in property, plant and equipment and related accumulated depreciation accounts follows:

(In thousands)                 Land               Machinery  Construction
                               and     Buildings     and        in
                          improvements            equipment   progress  Total

COST
Balance
December 31, 1990        $ 261,556  $ 404,268  $2,487,372  $ 126,590 $3,279,786
  Additions                 14,276     26,890     202,119    (26,482) 216,803
  Disposals, retirements
   and reclassifications   (43,043)    (5,413)    (85,896)    43,569  (90,783)
  Translation adjustment      (117)    (1,692)    (14,025)     (303)  (16,137)

Balance
 December 31, 1991 						 232,672    424,053   2,589,570    143,374  3,389,669
  Additions                20,336     47,031     251,145     (4,032)   314,480
  Disposals, retirements
   and reclassifications   36,004     (3,841)    (93,817)   (40,972) (102,626)
  Translation adjustment   (1,210)    (8,596)    (48,666)    (1,330)  (59,802)

Balance December 31, 1992   287,802    458,647   2,698,232  97,040   3,541,721
  Additions                  17,723     25,979     173,666  (2,302)   215,066
  Disposals, retirements
   and reclassifications    (51,748)  (15,487)   (103,035) (14,348) (184,618)
  Translation adjustment      (965)    (7,858)    (62,824)  (2,128)  (73,775)

BALANCE
 DECEMBER 31, 1993 						 $252,812  $461,281  $2,706,039 $  78,262	$3,498,394

ACCUMULATED DEPRECIATION
Balance
 December 31, 1990 						$ 91,076   $150,707	 $1,530,860											$1,772,643
  Depreciation             13,165     14,779     196,980														224,924
  Disposals, retirements
   and reclassifications  (2,123)    (3,410)    (77,636)													(83,169)
  Translation adjustment     (28)      (725)     (8,209)														(8,962)

Balance
 December 31, 1991   					102,090    161,351  1,641,995												1,905,436
  Depreciation             17,218     16,840    200,920              234,978
  Disposals, retirements
   and reclassifications    (244)     (2,425)   (74,497)												(77,166)
  Translation adjustment     (90)     (1,401)   (22,158)												(23,649)

Balance
 December 31, 1992   				118,974     174,365  1,746,260												2,039,599
  Depreciation            15,005      16,449    190,935														222,389
  Disposals, retirements
   and reclassifications  (7,947)      (741)  (104,730)            (113,418)
  Translation adjustment    (75)      1,084    (41,434)													(40,425)

BALANCE
 DECEMBER 31, 1993 				 $125,957   $191,157 $1,791,031           $2,108,145

PROPERTY, PLANT
  AND EQUIPMENT, NET,
  DECEMBER 31, 1993    $126,855    $270,124 $  915,00  $78,262    $1,390,249


NOTE 8  SHORT-TERM DEBT AND COMPENSATING BALANCE AGREEMENTS
FMC maintains informal credit arrangements in many foreign countries. Foreign lines of credit, which usually include overdraft facilities, typically do not require the maintenance of compensating balances, as credit extension is not guaranteed but is subject to the availability of funds. At December 31, 1993, $67 million was extended to FMC pursuant to the above foreign credit arrangements.

                                                 December 31
(In thousands)                             1993     1992      1991
Balance at end of year                  $66,904  $54,759				$59,287
Weighted average interest
 rate end of year(1)                        7.4%     8.4%				9.3%
Maximum outstanding                     $66,904  $77,970  $94,899
Average outstanding                     $38,085  $61,580  $75,067
Weighted average interest rate
 during the year(1), (2)                    8.8%    12.7%  13.0%

(1) The average interest rates have been adjusted for currency devaluation associated withborrowings in hyperinflationary countries.(2) Weighted average interest rate is computed as related interest expense divided by the average outstanding balance during the year.

NOTE 9  LONG-TERM DEBT
LONG-TERM DEBT CONSISTS OF THE FOLLOWING:

                                                   December 31
(In thousands)                                   1993      1992
Revolving credit facility, effective rate
 (1993 5.9%; 1992 6.9%)(1)                    $      -     $     -
Uncommitted facilities, effective rate
 (1993 4.2%; 1992 5.9%)(2)                           -						10,000
Notes payable to banks, various rates,
  due 1994 to 1998                              39,594     198,437
Sinking fund debentures, 7-1/2%, due 2001            -      32,258
Pollution control and industrial revenue
  bonds, 2.9% to 7.1%, due 1995 to 2024         94,845     117,530
Senior debt, 8-3/4% due 1999,
 less unamortized discount (1993 $885;
 1992 $1,056), effective rate 8.8%             249,115     248,944
Senior debt, 6-3/8% due 2003,
 less unamortized discount of
 $1,057, effective rate 6.4%                   198,943          -
Zero coupon senior subordinated convertible
 debentures due 2011, less unamortized
 discount of $488,430 in 1992, 7-1/2% yield
 to maturity                                         -     166,570
Sterling denominated debt, due 2042, less
 unamortized discount of $18,901, 7.65%
 yield to maturity                             104,849          -
Exchangeable senior subordinated debentures,
 6-3/4%, due 2005                               75,000      75,000
Other                                            2,538       3,362
Total                                          764,884     852,101
Less current portion                            15,029       8,476
Long-term portion                             $749,855    $843,625

(1) The effective rate on the revolving credit facility is based on average balances outstanding during the year and includes facility fees and expenses incurred due to interest rate swaps.

(2) The effective rate on uncommitted facilities is based on average balances outstandingduring the year and includes expenses incurred due to interest rate swaps.

During 1993, the company, with funds obtained through its revolving credit agreement, repurchased the remaining
$655 million, less unamortized discount of $481 million, of 7-1/2% zero coupon senior subordinated convertible debentures with an original maturity date of 2011, $32 million of 7-1/2% sinking fund debentures, originally due
2001, and $19 million of industrial revenue bonds. As a result of the write-off of related unamortized debt issue costs, as well as other costs and expenses incurred, the company recognized an extraordinary charge of $4.7 million, net of tax benefits of $2.7 million.

In August 1993, subsequent to the repurchases noted above, the company issued $200 million of 6-3/8% senior notes due 2003. The net proceeds of $198 million were used to repay advances under the revolving credit agreement. In order to secure long-term financing in the United Kingdom, the company also issued Sterling denominated debt in December 1993 due 2042 with a yield to maturity of 7.65% and a maturity value of $124 million.

The company previously entered into an interest rate collar agreement, with a notional amount of $50 million at December 31, 1992, to reduce the impact of changes in interest rates on floating rate long-term debt. The agreement effectively capped interest rates by exchanging floating rate for fixed rate interest payment obligations. During 1993, the company terminated the interest rate collar agreement.

During 1992, the company issued $250 million of 8-3/4% senior debt with a maturity date of April 1, 1999. The net proceeds of $247 million were used to repurchase the remaining $123 million of 12-1/4% senior subordinated debentures, and to reduce debt incurred in February 1992 to repurchase the remaining $99 million of 12-1/2% subordinated debentures. In October 1992, the company also repurchased the remaining $45 million of the 9-1/2% sinking fund debentures prior to their maturities. As a result of the premium paid on the above repurchases, the write-off of related unamortized debt issuance costs, and other expenses, the company incurred an extraordinary charge of $11.4 million, net of tax benefits of $6.7 million, in 1992.

Net proceeds from the 1991 issuance of $146.7 million of zero coupon senior subordinated convertible debentures, repurchased in 1993, were originally used to repurchase
$159 million of 12-1/2% subordinated debentures prior to their scheduled maturities. As a result of the premium paid on the repurchases, the write-off of related unamortized debt issuance costs, and other expenses, the company incurred an extraordinary charge of $9.2 million, net of tax benefits of $5.4 million, in 1991.

The exchangeable senior subordinated debentures bearing interest at 6-3/4% and maturing in 2005 are exchangeable at any time into FMC Gold Company common stock held by FMC Corporation at an exchange price of $15-1/8, subject to change as defined in the offering circular. However, the company may, at its option, pay an amount equal to the market price of FMC Gold Company common stock in lieu of delivery of the shares. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the company. The debentures are redeemable at the option of FMC at prices decreasing from 103-3/8% of face amount on January 16, 1995, to par on January 16, 2000.

In 1992, FMC entered into a $700 million, five-year, non-amortizing revolving credit agreement that replaced the company's previous credit agreement which had a maximum credit limit of $583 million. At December 31, 1993, no amounts were outstanding under the company's revolving credit facility or uncommitted facilities. Among other restrictions, the credit agreement contains covenants relating to dividends, liens, consolidated net worth and cash flow coverage and leverage ratios (as defined in the agreement). The company is in compliance with all financial debt covenants.

Aggregate maturities and sinking fund requirements over the next five years are (in millions): 1994 $15.0, 1995
$42.0, 1996 $28.1, 1997 $24.3, 1998 $19.1, and thereafter
$636.4.

NOTE 10  INCOME TAXES
Effective January 1, 1993, the company adopted SFAS No.
109, "Accounting for Income Taxes," which changed the company's method of accounting for income taxes from the deferred method to an asset and liability approach. Previously, the company deferred the tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities.

The company has elected not to restate the financial statements of prior years for this change in accounting.
The cumulative effect of the change on pretax income and net income was not material.

Domestic and foreign components of pretax income (loss) from continuing operations are shown below:

                                       Year ended December 31
(In thousands)                     1993        1992         1991
Domestic                       $(17,165)   $226,471     $205,278
Foreign                          54,979      53,164       50,654
Total                          $ 37,814    $279,635     $255,932

The provision (benefit) for
 income taxes consists of:
                                         Year ended December 31
(In thousands)                         1993      1992      1991
Current:
  Federal                           $23,733   $56,356   $56,353
  Foreign                             8,352    21,058    17,531
  State and local                     3,660    12,666    13,304
Total current                        35,745    90,080    87,188
Deferred                            (38,898)   (3,046)   (4,339)
Total income taxes                  $(3,153)  $87,034   $82,849

Total income tax benefit for the year ended December 31, 1993 was allocated as follows:

(In thousands)                                             1993
Income from continuing operations                       $(3,153)
Extraordinary item                                       (2,664)
Stockholders' equity, for compensation
 expense for tax purposes in excess of
 amounts recognized for financial reporting
 purposes                                                (2,388)
Income tax benefit                                      $(8,205)

Significant components of the deferred income tax benefit attributable to income from continuing operations for the year ended December 31, 1993 are as follows:

(In thousands)                                             1993
Deferred tax (exclusive of the effects
 of other components listed below)                     $(50,653)
Adjustments to deferred tax assets and
 liabilities for enacted changes in tax
 laws and rates                                          (5,083)
Increase in the valuation allowance for
 deferred tax assets                                     16,838
Deferred income tax benefit                            $(38,898)

Significant components of the company's deferred tax assets and liabilities as of December 31, 1993 are as follows:

(In thousands)                                            1993
Accrued pension and other postretirement
 benefits                                             $107,218
Reserve for discontinued operations and
 restructuring                                         149,208
Other reserves                                         108,561
Net operating loss carryforwards                        22,737
Alternative minimum tax credit carryforwards            12,446
Capitalized research and development costs              14,660
Other                                                   17,078
Deferred tax assets                                    431,908
Valuation allowance                                    (37,281)
Deferred tax assets, net of valuation allowance       $394,627
Property, plant and equipment                         $163,797
Other                                                    6,152
Deferred tax liabilities                              $169,949
Net deferred tax assets                               $224,678

The valuation allowance for deferred tax assets as of January 1, 1993 was $20.5 million. The total valuation allowance increased $16.8 million, primarily due to an increase in the valuation allowance for FMC Gold's deferred tax assets as a result of the write-down of the Beartrack property (Note 2), offset by a $6 million decrease in the valuation allowance due to revised estimates for realizing foreign tax net operating losses.

As of December 31, 1993, the company has prepaid $12.4 million of alternative minimum tax. These prepayments represent credits that are available in future years to offset regular taxes to the extent they exceed alternative minimum tax.

The effective income tax rate applicable to pretax income is less than the statutory U.S. federal income tax rate for the following reasons:

Percent of pre-tax income
                                       Year ended December 31
                                      1993      1992      1991
Statutory U.S. tax rate                 35%      34%      34%
Net increase (decrease):
Foreign sales corporation income not
 subject to U.S. tax                   (30)      (3)      (3)
Percentage depletion                   (51)      (7)      (8)
State and local income taxes, less
 federal income tax benefit             (6)       3        4
Foreign earnings subject to different
 tax rates                             (15)       1       (1)
Tax on intercompany dividends
 and deemed dividends
 for tax purposes                        54       1        3
Adjustment to deferred tax
 assets for enacted changes
in tax rates                            (13)      -        -
Equity in earnings of affiliates
 not taxed                               (9)      (1)      (1)
Minority interest on FMC Gold
 restructuring charge                    (11)       -       -
Change in valuation allowance             44        1       2
Other                                     (6)       2       2
Total decrease                           (43)      (3)     (2)
Effective tax rate                        (8)%     31%     32%

The 1992 net loss included pretax special charges of $296.3 million for postretirement benefits and $120.0 million for discontinued operations. The tax benefits attributable to these special charges are included in deferred taxes and are expected to be realized over an extended period of time as the charges become deductible for tax purposes.

The source and tax effect of the deferred income tax provision (benefit) were as follows:

                                         Year ended December 31
(In thousands)                           1992              1991
Tax depreciation less than book       $(7,215)         $(11,430)
Prepaid pension costs                   9,040            10,390
Change in other reserves              (10,475)          (11,863)
Research, intangible drilling,
 exploration and development            1,510             6,566
Tax on intercompany dividends               -             4,900
Other timing differences                4,094            (2,902)
Continuing operations                  (3,046)           (4,339)
Postretirement health care and
 life insurance benefits             (112,609)                -
Discontinued operations               (47,285)            8,013
Total deferred income tax provision
 (benefit)                          $(162,940)           $3,674

FMC Corporation's federal income tax returns for years through 1986 have been examined by the Internal Revenue
Service and have been settled, except for a few issues awaiting final resolution in the U.S. Tax Court for years
1978 through 1984. Management believes that adequate provision for income taxes has been made for the open issues in the U.S. Tax Court and for all other open years.
Income taxes have not been provided for the equity in undistributed earnings of foreign consolidated subsidiaries
($244.9 million at December 31, 1993). Restrictions on the distribution of these earnings are not significant. Foreign earnings taxable to the company as dividends were $131.0 million, $22.2 million and $15.1 million in 1993, 1992, and 1991, respectively.

NOTE 11 STOCKHOLDERS' EQUITY The company is authorized to issue 60,000,000 shares of common stock, par value $0.10 per share, and 5,000,000 shares of preferred stock, no par value. None of the preferred stock is issued or outstanding.

The 1990 Incentive Share Plan is a continuation of previous plans providing certain incentives and rewards to key employees. The plan is administered by the Compensation and Organization Committee of the Board of Directors (the
Committee) which, subject to the provisions of the plan, approves participants and awards, and times and conditions for payment.

Awards may be made in the form of an unconditional stock option and a conditional dollar amount. Unconditional stock options are exercisable at the end of an award period, usually four years from the date of the grant, while all, part, or none of the conditional dollar amount may be paid at the end of the award period if the stock option has little or no value and, in the case of performance awards, financial targets have been met and approved by the Committee.

Stock options may be incentive stock options and/or nonqualified stock options. The exercise price for options is the fair market value of the stock at the date of grant.
Incentive stock options expire not more than 10 years after the grant date. Nonqualified stock options expire not more than 15 years after the grant date (10 years for grants prior to 1990), although the Committee may extend the expiration date of any nonqualified stock option.

Under the plan, 2.8 million shares became available for awards and options to be granted in 1990 and later years.
At December 31, 1993, awards covering approximately 1.7 million of these shares had been made in the form of stock options.

The following summary shows stock option activity:

                                    Shares optioned
                                         but not      Option
price
                                        exercised       per share

December 31, 1991                      2,671,826     $6.53-$31.25
Granted                                  681,300     $46.375
Exercised                               (609,979)    $6.53-$24.50
Cancelled                                (63,789)    $24.50-$46.375
December 31, 1992                      2,679,358     $7.39-$46.375
Granted                                  199,300     $45.00
Exercised                               (313,775)    $7.39-$24.50
Cancelled                                (98,700)    $29.50-$46.375
December 31, 1993                      2,466,183     $10.43-$46.375

At December 31, 1993, 776,683 of the optioned shares are exercisable at prices ranging from $10.43 to $31.25 per share, with expiration dates from December 12, 1994 to February 19, 1998. On January 3, 1994, an additional
704,800 shares became exercisable at prices ranging from $29.875 to $31.125 with an expiration date of April 27, 2005. The excess of proceeds over the par value of optioned shares issued is credited to capital in excess of par value of capital stock. Cancellation (through expiration, forfeiture or otherwise) of awards granted after 1989 increases the shares available for future awards.

In April 1987, the stockholders approved the FMC Deferred
Stock Plan for Nonemployee Directors. Under this plan, a portion of the annual retainer for these directors will be deferred and paid in the form of shares of common stock upon retirement or other termination of their directorships. At December 31, 1993, stock units representing an aggregate of 12,437 shares of stock were credited to the nonemployee directors' accounts.

The following is a summary of FMC's capital stock activity over the past three years:

                                         Common      Treasury
(In thousands)                            stock       stock

Balance December 31, 1990                35,021         258
Stock options exercised                     528
Stock repurchases                                        21
Balance December 31, 1991                35,549         279
Stock options exercised                     610
Stock repurchases                                         7
Balance December 31, 1992                36,159         286
Stock options exercised                     314
Stock repurchases                                         6
Balance December 31, 1993                36,473         292

At December 31, 1993, 3,576,683 shares of FMC common stock were reserved for stock options and awards.

Covenants of the revolving credit facility agreement
(Note 9) restrict aggregate payment of dividends on the company's common stock to 50 percent of consolidated net income (as defined) after December 31, 1991, plus $170 million. However, no dividends are expected to be paid on the company's common stock in 1994. The covenants also contain a minimum net worth requirement (as defined) of $300 million plus 50 percent of consolidated net income (as defined) after June 30, 1992.

On February 22, 1986, the Board of Directors of the company declared a dividend distribution to each recordholder of common stock as of March 7, 1986, of one
Preferred Share Purchase Right for each share of common stock outstanding on that date. Each right entitles the holder to purchase, under certain circumstances, one one-hundredth of a share of Junior Participating Preferred
Stock, Series A, without par value, at a price of $75 per share (subject to adjustment), subject to the terms and conditions of a Rights Agreement dated February 22, 1986.

The rights are not exercisable or transferable apart from the common stock until 10 days after a public announcement that a person or group either (1) has acquired, or has obtained the right to acquire, beneficial ownership of 20 percent or more of the company's outstanding shares of common stock, or (2) has commenced, or announced an intention to commence, a tender offer or exchange offer that would result in the person or group beneficially owning 30 percent or more of the outstanding shares of common stock. The rights expire on March 7, 1996, unless redeemed by the company at an earlier date. The redemption price of $.05 per right is subject to adjustment to reflect stock splits, stock dividends or similar transactions. The company has reserved 400,000 shares of Junior Preferred Stock for possible issuance under the plan.

In February 1988, the Rights Agreement was amended, such that if an entity acquired more than 20 percent of FMC's common stock, FMC stockholders, except the acquiring stockholder, will have the right to purchase FMC common stock at a substantial discount to market value. For a period of 10 days after the date of the stock acquisition, the FMC Board of Directors may redeem the rights, permit the rights to be exercised or extend the 10-day redemption period.

NOTE 12  SEGMENT INFORMATION
A description and summary of the results of the company's industry segments are on pages 17 through 37 of this annual report.

Sales to various agencies of the U.S. government aggregated $768.4 million, $839.5 million and $854.1million in 1993, 1992 and 1991, respectively.
These sales were made primarily by the Defense Systems segment.

Summarized financial information for the geographic areas in which the company operates (including export sales) is shown in the following tables. Other income and expense items are included in the profits below and are summarized and discussed on page 38.

U. S. EXPORT SALES TO UNAFFILIATED CUSTOMERS BY DESTINATION OF
SALE

                                            Year ended December31
(In thousands)                             1993      1992       1991

Latin America and Canada               $176,842  $172,171   $136,752
Europe                                  192,182   250,506				262,026
Asia, Africa and others                 415,301   474,813				515,049
Total                                  $784,325  $897,490			$913,827


OPERATIONS BY GEOGRAPHIC AREA

                                                 Income (loss)
                                                before income        Identifiable
                                Sales              taxes                assets
                              Year ended        Year ended           December 31
                             December 31       December 31
(In thousands)
                  1993      1992        1991      1993      1992     1991  1993    1992       1991
United States   $2,968,868 $3,165,751 $3,222,347 $323,298 $414,313 $415,230 $1,547,088        $1,599,314  $1,710,951
Latin America
 and Canada    151,305    155,217    159,677    4,446    4,575   (2,385)   148,692  146,692     179,867
Europe         781,067    776,409    628,381   47,920   48,446   42,711    642,448   639,111     552,793
Asia, Africa
 and others    72,451     64,565     57,214     (770)   4,328    6,353     51,564  45,139      40,956
Eliminations (219,758)  (188,279)  (168,170)  (2,028)   2,768   (1,308)   (11,453)  (13,290)    (14,131)
Subtotal    3,753,933  3,973,663  3,899,449  372,866  474,430  460,601  2,378,339  2,416,966   2,470,436
Net interest
 expense       -          -          -  				(62,634) (82,655) (107,349)  -      -           -
Corporate
 and other     -          -          - (100,118) (112,140) (97,320)  434,774  409,675      345,145
Restructuring
and other
 charges(1)    -          -          - (172,300)        -        -         -  -            -
Total     $3,753,933 $3,973,663 $3,899,449  $37,814  $279,635 $255,932 $2,813,113 $2,826,641  $2,815,581

(1) See Note 2.

NOTE 13  RETIREMENT PLANS
FMC has retirement plans for substantially all domestic employees and certain employees in other countries. Plans covering salaried employees provide pension benefits based on years of service and an average of the highest 60 consecutive months of compensation during the last 120 months of consecutive employment. Plans covering hourly employees generally provide benefits of stated amounts for each year of service.

The company's funding policy is to make contributions based on the projected unit credit actuarial cost method and to limit contributions to amounts that are currently deductible for tax reporting purposes.

The following table summarizes the assumptions used and the components of the domestic net benefit:

                                           Year ended December 31
Assumptions:                             1993      1992      1991

Weighted average discount rate            8.0%     8.0%      8.0%
Rates of increase in future
 compensation levels                      5.0%     5.0%      5.0%
Weighted average expected
 long-term asset return                   9.3%     9.3%      9.8%

Components (in thousands):
Service cost-benefits earned           $22,621  $22,650   $22,283
    Interest cost on projected
    benefit obligation                  50,222   47,128    43,464
Actual return on plan assets
 investment (gains) losses            (105,917) (43,942) (126,360)
Net amortization and deferral:
Net transition asset amortization      (22,970) (22,970)  (22,970)
Prior service cost amortization          3,857    8,485     4,013
Net gain amortization                  (1,948)   (2,270)		(1,468)
Net asset gain (loss) deferred         46,504   (12,906)   72,822
Net pension benefit                   $(7,631) $ (3,825)		$(8,216)

In 1992, the net pension benefit included a pension curtailment charge of $4.6 million relating to the elimination of certain employees in the company's hourly plans.

The funded status of the plans and accrued pension cost recognized in the company's consolidated financial statements as of December 31 are as follows:

(In thousands)                                  1993      1992
Actuarial present value of benefits
 for service rendered to date:
Accumulated benefit obligation based
 on salaries to date, including vested
 benefits of $541,096 in 1993 and
 $492,874 in 1992                          $(565,222)			$(509,705)
Additional benefits based on estimated
 future salary levels                       (117,110)			(134,649)
Projected benefit obligation                (682,332)			(644,354)
Plan assets at fair value(1)                 717,011					633,984
Projected benefit obligation
 (in excess of) or less than
 plan assets                                  34,679				(10,370)
Unrecognized net loss                            413					49,295
Unrecognized prior service cost               24,553					24,066
Unrecognized net transition asset           (167,791)		(190,761)
Accrued pension cost                       $(108,146)	$(127,770)

(1) Primarily equities, bonds and participating annuities.

The financial impact of compliance with SFAS No. 87 for non-U.S. pension plans is not materially different from the locally reported pension expense. The cost of providing those pension benefits for foreign employees was $6.7 million in 1993, $5.9 million in 1992 and $3.8 million in 1991.

NOTE 14  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE
BENEFITS
FMC provides retiree health care and life insurance benefits for substantially all domestic employees. There are no significant plans for international employees.
Employees generally become eligible for retiree benefits when they meet minimum retirement age and service requirements. The cost of providing most of these benefits is shared with retirees. The company has reserved the right to change or eliminate these benefit plans.

The company funds a trust for retiree health and life benefits for the Defense Systems segment. Funding is based on amounts in negotiated government defense contracts, in conformance with Federal Cost Accounting Standards.

SFAS No. 106, "Employers' Accounting for Postretirement
Benefits Other Than Pensions," was implemented by the company effective January 1, 1992 using the immediate recognition transition option. SFAS No. 106 requires accrual of the expected cost of providing postretirement benefits, other than pensions, during the years that the employee renders the necessary service. This resulted in a one-time, pretax adjustment of $296.3 million ($183.7 million, net of tax) in 1992, of which $92.5 million ($57.4 million, net of tax) was recorded for retiree benefits provided to former employees of discontinued operations.

Prior to 1992, the company recognized postretirement health care costs using the cash basis of accounting, while the estimated costs of postretirement life insurance benefits were generally accrued over the employees' active working lives. These costs were $17.2 million in 1991.

For measurement purposes, the assumed rate of future increases in per capita cost of health care benefits was 13 percent in 1993 and 1992, decreasing gradually to 6 percent by the year 2001 and assumed to remain at that level thereafter. The health care cost trend rate assumption has a significant effect on amounts recorded. Increasing the health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation by approximately $10 million and would increase annual service and interest costs by $1 million.

The following table summarizes the assumptions used and the components of net periodic postretirement benefit cost:

                                     Year ended December 31
Assumptions:                          1993             1992
Weighted average discount rate         8.0%             8.0%
Weighted average expected
 long-term asset return                9.0%             9.0%

Components (in thousands):
Service cost of benefits earned     $4,721           $6,938
Interest cost on accumulated
 postretirement benefit obligation  14,300           18,299
Actual return on plan assets        (1,246)            (707)
Net amortization and deferral:
Plan amendment amortization         (6,132)            (258)
Net asset loss deferred               (266)            (361)
Net periodic postretirement
 benefit cost                      $11,377          $23,911

The accrued postretirement benefit cost recognized in the company's consolidated financial statements and the funded status of the plan as of December 31 are as follows:

(In thousands)                        1993              1992
Accumulated postretirement
 benefit obligation (APBO):
Retirees                          $(85,180)        $(90,882)
Fully eligible active
 participants                      (30,764)         (61,448)
Other active participants          (61,395)         (85,249)
APBO                              (177,339)        (237,579)
Plan assets at fair value(1)        20,792           14,826
APBO obligation in excess of
 plan assets                      (156,547)        (222,753)
Unamortized plan amendments        (70,426)         (14,240)
Unrecognized net (gain) or loss     (4,725)             361
Accrued postretirement
 benefit cost                    $(231,698)        (236,632)

(1) Primarily equities and fixed income securities

In 1993, the company announced plan changes to establish a service-related premium and a fixed-dollar cap on the company's medical plan contributions for its salaried and non-union hourly retiree medical plans. These changes, effective April 1, 1993, reduced the benefit obligation by $62.4 million, amortizable over the remaining years of service to full eligibility.

In the fourth quarter of 1992, the company announced plan design changes to its salaried and non-union hourly retiree medical plans. These changes, effective January 1, 1993, reduced the benefit obligation by $14.5 million, amortizable over the remaining years of service to full eligibility.

NOTE 15  EMPLOYEES' THRIFT AND STOCK PURCHASE PLAN
The FMC Employees' Thrift and Stock Purchase Plan (Thrift
Plan) is a qualified salary-reduction plan under Section
401(k) of the Internal Revenue Code in which all salaried and non-union hourly employees of the company may participate. Under the Thrift Plan, participants may elect to have up to 15 percent of their compensation contributed to the plan. An employee's contribution, up to five percent of compensation, is matched by the company anywhere from 15 percent to 100 percent (80 percent prior to April 1, 1993), depending on profits and fund elections. A participant's interest in the company's contributions vests gradually during the first five years of active service and is fully vested thereafter. The employee-elected contributions may be invested in company stock, a fixed income fund or an equity fund. All matching contributions by the company are invested in the company's stock. Charges against income for FMC's matching contributions, net of forfeitures, were $17.1 million in 1993, $13.9 million in 1992 and $12.6 million in 1991.

NOTE 16  COMMITMENTS AND CONTINGENT LIABILITIES
FMC leases office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Leases of a capital nature are not significant. Total rent expense under all leases not capitalized amounted to $60.0 million, $59.8 million and $54.3 million in 1993, 1992 and 1991, respectively.
Minimum future rentals under noncancellable leases aggregated approximately $321 million as of December 31, 1993 and are estimated to be payable $51 million in 1994, $42 million in 1995, $32 million in 1996, $26 million in 1997, $25 million in 1998 and $145 million thereafter. The real estate leases generally provide for payment of property taxes, insurance and repairs by FMC.

The company may be obligated to recognize expenses required to comply with federal, state, and local environmental laws under which the company has been identified as a PRP by the EPA or other government agencies. The company has been named a PRP at 34 sites on the government's National Priority List (NPL). Similarly, the company also has received notice from the EPA or other regulatory agencies that the company may be a PRP, or PRP equivalent, at other sites. The company, in cooperation with appropriate government agencies, is currently participating in, or has participated in, Remediation
Investigation/Feasibility Studies (RI/FS) at the identified sites, with the status of each investigation varying from site to site. RI/FS at certain sites have just begun whereby limited information, if any, is available relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, and RODs have been issued.

Reserves at the end of 1993 were provided for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. In accordance with the company's environmental accounting policy, reserves of $133 million, net of approximately $54 million of recoveries, including recoveries from insurance companies, the federal government and other PRPs that management considers probable, have been provided at the end of 1993, primarily in discontinued operations and other reserves. The liability arising from potential environmental obligations that have not been reserved for at this time because amounts cannot be reasonably determined due to uncertainties associated with remedial-related activities, relevant clean-up technologies and methods, and amounts to be recovered from third parties may or may not be material to any one year's results of operations in the future. Management, however, believes the liability arising from these potential environmental obligations is not likely to have a material adverse effect on the company's liquidity or financial condition and will be satisfied over many years.

To ensure FMC is held responsible only for its equitable share of site remediation costs, FMC has initiated, and will continue to initiate, legal proceedings for contributions from other PRPs, and for a determination of coverage against insurance carriers that provided insurance coverage for the cost of clean-up at a number of waste sites. The Supreme Court of California has determined that FMC's clean-up costs are insured damages under its liability insurance policies, subject to a determination of the application of certain policy exclusions and conditions. In July 1993, in the Supreme
Court of Santa Clara County, a jury verdict determined that these exclusions do not apply to several of these sites. The other sites will be the subject of future litigation.

Regarding current operating sites, the company spent approximately $16 million, $20 million and $28 million for the years 1993, 1992 and 1991, respectively, on capital projects relating to environmental control facilities, and expects to spend additional capital of approximately $26 million and $28 million in 1994 and 1995, respectively.
Additionally, in 1993, 1992, and 1991, FMC spent approximately $63 million, $57 million and $48 million, respectively, for environmental compliance costs for these sites.

Regarding previously operated and other sites for the years 1993, 1992 and 1991, FMC charged approximately $17 million, $11 million and $5 million, respectively, against established reserves for remediation spending, and charged approximately $10 million, $11 million and $10 million, respectively, against reserves for spending on Remediation
Investigation/Feasibility Studies (RI/FS). Recoveries from third parties of approximately $7 million and $3 million, respectively, were received and credited to the reserves in 1993 and 1992. No recoveries were received in 1991. FMC anticipates that the expenditures for current operating, previously operated and other sites will continue to be significant for the foreseeable future.

The company also has certain other contingent liabilities resulting from litigation, claims, performance guarantees, and other commitments incident to the ordinary course of business. Management believes that the probable resolution of such contingencies will not materially affect the financial position or results of operations of FMC.

NOTE 17  SUBSEQUENT EVENT
On January 28, 1994, FMC Corporation and Harsco
Corporation announced completion of the transaction, first announced in December 1992, to combine FMC's Defense
Systems Group and

Harsco's BMY Combat Systems Division. The new partnership,
United Defense, L.P., is jointly owned, with FMC holding a controlling interest of 60 percent and Harsco holding 40 percent. FMC will also manage the business.

United Defense, L.P. product lines include armored combat and combat support vehicles, weapons delivery systems, track and components for military vehicles, system overhaul and conversion, and logistics support services.
Annual sales of approximately $1 billion are expected.

The 1994 consolidated financial statements will include the combined results as if the combination had occurred on January 1, 1994. The consolidated results for the Defense
Systems segment are not expected to differ significantly from those results expected prior to the combination.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders,
FMC Corporation:

We have audited the consolidated balance sheets of FMC
Corporation and consolidated subsidiaries as of December
31, 1993 and 1992, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the years in the three-year period ended
December 31, 1993. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Corporation and consolidated subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended
December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note 14 to the consolidated financial statements, the company changed its method of accounting for post retirement benefits other than pensions in 1992.

KPMG Peat Marwick
Chicago, Illinois
January 24, 1994

MANAGEMENT REPORT ON FINANCIAL STATEMENTS

The consolidated financial statements and related information have been prepared by management, which is responsible for the integrity and objectivity of that information. Where appropriate, they reflect estimates based on judgments of management. The statements have been prepared in conformity with accounting principles generally accepted in the United States and are generally consistent with standards issued by the International
Accounting Standards Committee. Financial information included elsewhere in this annual report is consistent with that contained in the consolidated financial statements.

The company's system of internal accounting controls provides reasonable assurance as to the reliability of financial records and the protection of assets. Internal accounting control is maintained by the selection and training of qualified personnel, by establishing and communicating sound accounting and business policies, and by an internal auditing program which constantly evaluates the adequacy and effectiveness of such internal accounting controls, policies and procedures.

The Audit Committee of the Board of Directors, composed of directors who are not officers or employees of the company, meets regularly with management, with the company's internal auditors, and with its independent auditors to discuss their evaluation of internal accounting controls and the quality of financial reporting. The independent auditors and the internal auditors have free access to the Audit Committee to discuss the results of their audits.

The company's independent auditors, KPMG Peat Marwick, have been engaged to render an opinion on the consolidated financial statements. They review and make appropriate tests of the data included in the financial statements. As independent auditors, they also provide an objective, outside review of management's performance in reporting operating results and financial condition.

Arthur D. Lyons                             Frank A. Riddick, III
Vice President-Finance                      Controller

Chicago, Illinois
January 24, 1994

ADDITIONAL 10-K INFORMATION

Competitive conditions. FMC competes on the basis of price and product performance and is among the market leaders in most products it manufactures. FMC is the world's largest producer of natural soda ash, the leading
North American producer of hydrogen peroxide, a leading
North American producer of industrial phosphorus chemicals and a world leader in the mining and processing of lithium products.

FMC manufactures Furadan, one of the largest selling insecticides in the world. FMC is also the largest worldwide producer of carrageenan, microcrystalline cellulose, and phosphate ester flame retardants. FMC is a world leader in the production of tracked, armored personnel carriers. FMC also participates in many machinery businesses, including food processing, material handling and energy equipment, where FMC has a significant market share. Products are sold in highly competitive markets worldwide.

Employees. The company had 20,696 employees at December 31, 1993. Contracts covering 11 percent of domestic hourly employees will expire during 1994. Management believes that these contracts will be renewed without a material effect on the company's businesses.

Resources and raw materials. The company uses oil, gas, coal, coke, hydro-electric power and nuclear power to meet its energy needs.

Chemical operations' natural resource requirements are purchased or provided from properties under long-term lease, which are subject to periodic royalty adjustments. Raw materials for the machinery businesses, principally steel and related products, are obtained from many foreign and domestic sources.

Patents. The company's patents, trademarks and licenses are cumulatively important to its businesses. The loss of any one or group of related patents, trademarks or licenses would not have a material adverse effect on the overall businesses of the company or on any of its industry segments.

Properties. FMC leases executive offices in Chicago and administrative offices in Philadelphia. The company operates 99 manufacturing facilities and mines in 21 countries. Major research facilities are in Santa Clara, Calif., and Princeton, N.J. FMC holds mining leases on shale and ore deposits in Idaho to supply its phosphorus plant in Pocatello, and owns substantial phosphatic ore deposits in Rich County, Utah. Trona ore, used for soda ash production in Green River, Wyo., is mined primarily from property held under long-term lease. FMC also owns half of a lithium mine located near Cherryville, N.C., and has long-term lease commitments for the remaining portion. FMC Gold Company owns mineral rights to gold and silver ore bodies at the Paradise Peak mine in Gabbs, Nev., the Royal Mountain King mine in Copperopolis, Calif., and 86 percent of the undeveloped Beartrack property in Idaho, as well as the right to 30 percent of the gold ore reserves at the Jerritt Canyon mine in Elko, Nev., operated by its joint-venture partner, Independence Mining Company Inc., a wholly owned subsidiary of Minorco (USA) Inc. Mining operations provide basic raw materials to many of FMC's chemical plants, without which other sources would have to be obtained. FMC's mining properties are operated under numerous long-term leases with no single lease or related group of leases material to the businesses of the company as a whole. Generally, the leases may be extended at FMC's option.

Most of FMC's plant sites are owned, with an immaterial number of them being leased. FMC believes its properties and facilities meet present requirements and are in good operating condition. FMC believes that each of its significant manufacturing facilities is operating at a level consistent with the industry in which it operates. FMC's production properties for continuing operations are:


                         United  Latin America Western
                         States    and Canada   Europe   Other    Total
Industrial Chemicals        18          2          8        -      28
Performance Chemicals        8          4          5        2						19
Precious Metals              5          -          -        -							5
Defense Systems             10          -          -        -						10
Machinery and Equipment     16          4         12        5						37


      PAGE 59

FIVE YEAR FINANCIAL SUMMARY
(In millions, except per share, employee and stockholder data)
                                 1993      1992      1991     1990   1989
Summary of earnings
Sales                          $3,753.9  3,973.7  3,899.4  3,722.2			3,414.5
Equity in earnings of
 affiliates                         6.4     11.1      6.6      7.0						3.8
Other revenue                      28.6     18.7     20.8     40.5					18.8
Total revenue                   3,788.9  4,003.5  3,926.8  3,769.7		3,437.1
Cost of sales                   2,825.3  2,960.2  2,930.2  2,787.8		2,497.2
Selling, general and
 administrative expenses          541.7   536.0     498.7    484.8				438.2
Research and development          149.2   145.0     134.6    157.6				149.7
Restructuring and other
 charges                          172.3       -         -        -       -
Total costs and expenses        3,688.5 3,641.2   3,563.5  3,430.2  3,085.1
Income from continuing
 operations before interest,
 gain on FMC Gold Company
 sale of stock and taxes          100.4   362.3     363.3    339.5    352.0
Interest income                    11.0    12.2      17.3     22.5     28.2
Interest expense                   73.6    94.9     124.7    150.6    161.9
Gain on FMC Gold Company
 sale of stock                       -       -          -        -       -
Income from continuing
 operations before income
 taxes                            37.8   279.6     255.9     211.4   218.3
Provision (benefit) for
 income taxes                     (3.2)   87.0      82.8      56.1    61.5
Income from continuing
 operations                       41.0   192.6     173.1     155.3   156.8
Discontinued operations,
 net of taxes                        -   (73.2)        -         -       -
Income before extraordinary
 items and cumulative effect
 of change in accounting
 principle                        41.0   119.4     173.1     155.3    156.8
Extraordinary items,
 net of taxes                     (4.7)  (11.4)     (9.2)        -    (20.4)
Cumulative effect of
 change in accounting
 principle, net of taxes             -  (183.7)        -         -       -
Net income (loss)                $36.3   (75.7)    163.9     155.3   136.4
Total dividends                  $   -       -         -         -       -
Share data
Average number of shares
 used in earnings per
 share computations
 (thousands):
  Primary                         36,943  36,796   36,267   36,075  36,006
  Fully diluted                   36,943  39,694   37,566   36,094  36,106
Primary earnings (loss)
 per share:
  Continuing operations            $1.11    5.23     4.77     4.30   4.35
  Discontinued operations              -   (1.99)       -        -      -
  Extraordinary items              (0.13)  (0.31)   (0.25)       -  (0.56)
  Cumulative effect of change
  in accounting principle              -   (4.99)       -        -     -
Net income (loss)                  $0.98   (2.06)    4.52     4.30   3.79
Earnings (loss) per share
 assuming full dilution:
  Continuing operations            $1.11    5.04     4.68     4.30   4.34
  Discontinued operations              -       *        -        -     -
  Extraordinary items              (0.13)      *    (0.24)       -  (0.56)
  Cumulative effect of change
  in accounting principle              -       *        -        -      -
Net income                         $0.98       *     4.44     4.30   3.78
FINANCIAL POSITION AT YEAR-END
Working capital                   $ 3.7    (1.1)   (13.2)     40.6  117.6
Property, plant and equipment,
 at cost                        3,498.4 3,541.7  3,389.7   3,279.8  2908.0
Accumulated depreciation        2,108.1 2,039.6  1,905.4   1,772.6 1,573.1
Total assets                     2,813.1 2,826.6  2,815.6  2,959.2 2,819.0
Long-term debt                     749.9   843.6    929.0  1,158.6 1,325.6
Stockholders' equity (deficit)     216.9   219.0    309.8    149.6  (70.6)
OTHER DATA
Income from continuing
 operations as a return
 on investment                      7.8%   20.6     18.4     17.9   19.1
Capital expenditures              $244.5   314.5    216.8   324.4 	280.8
Provision for depreciation        $222.4   235.0    224.9   211.2		197.8
Employees at year-end             20,696  22,097   23,150  23,882	24,110
Stockholders of record at
 year-end, common and preferred   13,180  14,487   14,959  17,451	18,151

*Per share amounts are antidilutive.

      PAGE 56
                                             FMC CORPORATION
                                             Annual Report on
                                             Form 10-K for 1993


Exhibit 22 LIST OF SIGNIFICANT SUBSIDIARIES
           OF REGISTRANT 12/31/93




                                                  Organized     Percent of
                                                  Under Laws     Voting
                                                     of         Securities
                                                                 Owned (2)

FMC Corporation.....................    			   Delaware											 Registrant
FMC of Canada Limited...................   			Canada																	 100
FMC Corporation (UK) Limited............   			England 																100
FMC Europe, S.A.........................      France 																	100
FMC Gold Company........................      Delaware														 79.8
FMC Paradise Peak Corporation...........      Nevada																	 100
FMC Jerritt Canyon Corporation..........      Delaware															 100
Meridian Gold Company...................      Montana 																100
FMC Wyoming Corporation.................      Delaware															 100
Food Machinery Holding Company B.V....        Netherlands												 100
Foret, S.A..............................      Spain																		 100
Intermountain Research & Development
Corporation.............................      Wyoming																 100
FMC Do Brasil S.A.......................      Brazil																	 100
FMC International, A.G..................      Switzerland												 100
Kongsberg Offshore, A/S.................      Norway 																	100
Litex A/S...............................      Denmark																 100
Mid-Atlantic Investments Limited.... 								 Canada  												    100
Mid-Atlantic Acceptance Company Limited..					Bermuda 																100

(1)The names of various active and inactive subsidiaries have been omitted. Such subsidiaries, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

(2)With respect to certain companies, qualifying shares in names of directors are included in these percentages. Percentages shown for indirect subsidiaries reflect the percentage of voting securities owned by the parent subsidiary.


Page 57
                                             FMC CORPORATION
                                             Annual Report on
                                             Form 10-K for 1993


Exhibit 24           Consent of Auditors




The Board of Directors
FMC Corporation:


We consent to incorporation by reference in Registration Statement No. 33-7749 and Registration Statement No. 33-10661 on Forms S-8 and Registration Statement No. 33-45648 on Form S-3 of FMC Corporation and consolidated subsidiaries of our report dated January 24, 1994, relating to the consolidated balance sheets of FMC Corporation and consolidated subsidiaries as of December 31,1993 and 1992, and the related consolidated statements of income, cash flows and changes in stockholder's equity for each of the years in the three-year period ended December 31, 1993, which report appears in the December 31,1993 annual report on Form 10-K of FMC Corporation and consolidated subsidiaries.






Chicago, Illinois
March 28, 1994


      PAGE 58
                                             FMC CORPORATION
                                             Annual Report on
                                             Form 10-K for 1993

Exhibit 25   POWER OF ATTORNEY





KNOW ALL MEN BY THESE PRESENTS:

WHEREAS, FMC CORPORATION, a Delaware corporation (hereinafter referred to as the "Company"), is a corporation with securities registered pursuant to Section 12(b) of the Securities and Exchange Act of 1934, as Amended, (the "Act"), and is subject to the reporting requirements of the Act including the obligation to file an annual report on Form 10-K; and

WHEREAS, the undersigned holds and may hereafter from time to time hold one or more positions in the Corporation whether as an Officer, a Director, or both, such that the undersigned may be required or permitted in such capacity or capacities, or on behalf of the Corporation, to sign one or more of such documents;

NOW, THEREFORE, the undersigned hereby constitutes and appoints A.D. Lyons, P.J. Head or R.L. Day, or any of them, his attorney for him and in his name, place and stead, and in his office and capacity in the Company, to sign and file the Company's Annual Report on Form 10-K for the year ended December 31, 1993, including all schedules, exhibits and amendments thereto, hereby giving and granting to said attorneys full power and authority to do and perform all and every act and thing whatsoever requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do if personally present at the doing thereof, hereby ratifying and confirming all that said attorneys may or shall lawfully do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, the undersigned has hereunto set his hand this 11th day of February, 1994.


  Signature              										 Title
Arthur D. Lyons    						     Vice President-Finance and
                       					  Principal Financial Officer   Arthur D. Lyons

Frank A. Riddick    						    Controller and Principal
                      							  Accounting Officer

Robert N. Burt   							      Chairman of the Board
                        						and Chief Executive Officer

William W. Boeschenstein						Director
Larry D. Brady         						 Director
B. A. Bridgewater, Jr. 						 Director
Paul L. Davies, Jr.    						 Director
Jean A. Francois-Poncet 						Director
Robert H. Malott       						 Director
Edward C. Meyer         						Director
James R. Thompson     						  Director
Clayton Yeutter       						  Director

 By:   Robert L.  Day
       Robert L.  Day
       Attorney-in-fact