Form 10-K/A
period 1993-12-31
FMC CORP
filed 1994-04-05
CIK 37785

(NOTIFY)                   72731,347
(CONTACT-NAME)             David A. Kain
(CONTACT-PHONE)           (312) 861-6050

      PAGE 0
DOCUMENT HEADER
DOCUMENT DESCRIPTION      10-K-A
DOCUMENT TYPE              1
COUNT                      1
      PAGE 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K-A

(Mark One)

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
Yes  *   No

FMC CORPORATION
(Exact name of registrant as specified in its charter)

         Delaware                               94-
0479804
(State or other jurisdiction of          (I.R.S.
Employer
incorporation or organization)
Identification No.)

200 East Randolph Drive, Chicago, Illinois
60601
(Address of principal executive offices)
(Zip Code)

The purpose of this filing is to submit Exhibit
10.16 Consulting Agreement dated as of September,
1990 between the Company and Edward C. Meyer,
which was referred to in our 1993 Form 10K index
of exhibits but was inadvertently omitted from the
document electronically filed on March 31, 1994
(accession number 0000037785-94-000004).
      PAGE 0
DOCUMENT HEADER
DOCUMENT DESCRIPTION EXHIBIT
DOCUMENT TYPE                 2
COUNT                         6

EXHIBIT 10.16     PROFESSIONAL SERVICES
AGREEMENT


This Professional Services Agreement
("Agreement") dated as of the 1st day of September, 1990 is by and between FMC
Corporation, a Delaware corporation having a place of business at 2830 De La Cruz
Boulevard, Santa Clara California
(hereinafter referred to as "FMC"), and
Edward C. Meyer (including its employees, agents or subcontractors), a consultant having its principal office at 1101 S.
Arlington Ridge, Apt. #1116, Arlington, VA
22202 (herein referred to as "Consultant").
FMC desires the services of Consultant as an independent consultant, and Consultant desires to perform such services. In consideration of the mutual covenants contained herein, the parties agree as follows:

1.  STATEMENT OF WORK

Commencing on the date first herein written, Consultant shall perform the services of FMC as specifically directed by the authorized representative(s) of FMC as are described below.

Provide guidance and advice to FMC regarding its domestic and international defense-related business activities, including such aspects as strategic planning, product and program opportunities, and the maintenance of relations with major potential customers.

In the performance of services hereunder, Consultant shall take assignments from, and report as its primary FMC contact to, Mr.
Adolph M. Quilici, Vice President and Group
Manager, FMC Defense Systems Group.

2.  PAYMENT

In consideration for such services, subject to the terms and conditions of this Agreement, and as Consultant's sole and entire compensation under or in relation to this Agreement, FMC shall pay Consultant compensation as follows: $1,500 per day with a minimum fee of $7,500 per month.
Payment of fees under this Agreement shall be made within thirty (30) days of receipt by FMC of invoices submitted by Consultant from time to time as appropriate, but not more frequently than monthly, which invoices are to be supported by a written summary of the work actually performed and the time expended thereon by the Consultant during such billing period. FMC shall also reimburse Consultant for its reasonable out-of-pocket expenses incurred, requested, or authorized by FMC.
Reimbursements of expenses hereunder will be made on the basis of itemized statements submitted by Consultant, which statements are to include actual bills, receipts, invoices, or other evidence of expenditures. Aggregate payments of all compensation hereunder shall not exceed $150,000 per year.

Time spent in travel shall not be deemed to be time spent in connection with this Agreement, except to the extent that work is actually performed during travel periods.
Consultant shall comply with FMC's travel policies except as otherwise agreed by FMC in writing. Consultant shall not incur any expense on behalf of FMC except as contemplated by paragraph 2 above or upon the prior written approval of FMC. From time to time, upon request by FMC, Consultant shall permit audit of Consultant's compliance with the terms of this Agreement by FMC employees and/or representatives of any Governmental agencies to which FMC is or may be accountable. Any consulting work and related expenses which do not accord with applicable laws, regulations, FMC standards of conduct, or the terms of this Agreement shall not be reimbursed.

3.  INVENTIONS AND DATA

The term "subject invention" as used in this Agreement means any invention, discovery, improvement, design, idea, or suggestion, whether or not patentable, conceived and/or first actually reduced to practice by Consultant, whether acting alon or jointly with others, in the course of or as a result of any work for FMC. The term "subject data" as used in this Agreement means any writings, sound recordings, pictorial reproductions, drawings, or other graphic representation, and works of any similar nature, whether or not copyrightable, which are prepared by Consultant, whether acting alone or jointly with others, in the course of or as a result of any work for FMC.

All subject inventions and subject data are and shall remain the property of FMC, its successors or assigns, or its nominees, whether or not FMC obtains patent of copyright protection thereon. Consultant shall (i) promptly disclose all subject inventions and subject data to FMC; (ii) assist FMC upon request to procure and/or maintain patents, copyrights, and trade secrets throughout the world on said inventions and data: and (iii) assist FMC to record the existence of the right, title, and interest to said inventions and data in FMC, at FMC's expense, including the execution of documents sought or required by FMC or any Governmental agency.

4.  CONFIDENTIAL TREATMENT OF INFORMATION

Consultant, shall not, either during or after the term of this Agreement, directly or indirectly public or disclose to any third party any information (including but not limited to subject inventions or subject data) pertaining in any way to the business of FMC, its customers, or suppliers which is developed, acquired, or derived from association with FMC, unless FMC gives written authorization to do so. Such information shall not be used apart from FMC business without the written approval of FMC.
Such prohibition against disclosure to others shall not apply to information after it is clearly disclosed to the public by FMC in writing.

Drawings, sketches, and any other tangible material made or obtained by Consultant from or for FMC shall be turned over to FMC in a timely manner, and shall not be removed from FMC's premises without the written permission of FMC. If written permission is given to remove any such material, the material shall be promptly returned to FMC upon completion of the work for FMC or at any earlier time requested by FMC.

 5.  WORK FOR OTHERS

While consulting for FMC, Consultant shall not act as a consultant for others regarding any matter in which any such other's interest is legally of financially adverse to that of FMC. Consultant represents and warrants that Consultant has disclosed in writing to FMC all other clients and any work which may represent a conflict of interest with respect to the work to be performed for FMC under this Agreement. Consultant shall during the term hereof advise FMC prior to entering into any agreement with any other entity of performing any other work which may result in such a conflict of interest, and further shall during the term hereof not enter into any such agreement or perform any other such work without the prior written approval of FMC.

6.  TERM AND TERMINATION

This Agreement shall have an initial term of one year commencing on the date first above written. Thereafter, this Agreement shall be automatically renewed for successive one-year terms, unless either party shall, not less that sixty (60) days prior to a scheduled renewal date, provide to the other written notice electing to terminate and not renew this Agreement. Also, in the event that either party should breach its obligations hereunder, the other party may terminate by giving not less than ten (10) days written notice, stating the nature of such breach.

7.  INFORMATION PROVIDED

Consultant represents and warrants as to any information in any form which Consultant may provide to FMC that (i) Consultant has the lawful right to provide such information to FMC without breach of any law, regulation, contract obligation, or duty of employment, and that FMC may receive and use such information without incurring any liability of obligation to any other person or entity, and (ii) that any information provided to FMC which may have been obtained directly by Consultant or from any other person or entity was obtained without violation of any law, regulation, contract obligation, proprietary right, or duty of employment. Consultant shall indemnify, defend, and hold harmless
FMC (including its employees, officers, and directors) from any damages and claims arising out of or related to any breach by Consultant of such representation and warranty.

8.  COMPLIANCE WITH LAWS

(a)  Consultant represents and warrants that
(i) Consultant is and shall remain familiar
with all applicable laws and regulations
relating to gratuities, bribery, kickbacks,
conflicts of interest, classified
information, and political activity, (ii) no
principal or relative of any principal of
Consultant is a U.S. Government official
other than as expressly disclosed in writing
by Consultant prior to the date
of this Agreement as first set forth above;
and (iii) no U.S. Government official has any
beneficial interest in Consultant      nor in
any compensation payable to Consultant by
FMC.        Consultant shall report to FMC
all contracts with U.S. Government employees and officials during which FMC matters are discussed. Consultant shall strictly comply with all applicable statutes and regulations in the conduct of Consultant's work for FMC
(including the law described in subparagraph
(b) below) and shall indemnify, defend, and hold FMC (including its employees, officers, and directors) harmless from any failure of the Consultant to do so.

(b) Consultant represents and warrants that, throughout ther term of this agreement, Consultant (i) shall remain familiar with federal law regarding procurement integrity
(41 U.S.C. Paragraph 423) and regulations issued thereunder, hereafter collectively referred to as the "Law"), (ii) will comply with the Law in all respects, and (iii) shall not be a "procurement official" on any procurement for which FMC is a "competing contractor" (as such terms are defined in the Law). Consultant shall promptly execute the procurement integrity certification attached hereto, shall re-execute such certification annually or as otherwise requested by FMC and shall provide to FMC such other cooperation as FMC may require to comply with the Law insofar as FMC's compliance is affected by Consultant's performance under or acts in relation to this Agreement.

9.  STANDARDS OF CONDUCT

Consultant acknowledges receipt of a copy of FMC's Business Conduct Guidelines and Code of
Ethics and shall comply with the standards of conduct set forth for FMC employees therein and shall promptly complete and return to FMC the Letter of Certification appended to the Business Conduct Guidelines.

10.  REPORT OF VIOLATIONS

Consultant shall report to the appropriate
FMC manager or to FMC's Ethics Hot Line
number (800) 654-8560, any request by any FMC employee to obtain any information or perform any other act under this Agreement in a manner which would violate any applicable law, regulation, contract obligation, duty of employment, or FMC standard of conduct.
Consultant is requested similarly to report any observed violation of law or regulation by any FMC personnel. All such reports will be handled on a confidential basis and may be made anonymously, if appropriate.

11.  MISCELLANEOUS

(a)  This Agreement contains the entire
agreement of the parties with respect to the subject matter hereof and supersedes any prior or contemporaneous representation, warranty, understanding, or agreement, written or oral, regarding such subject matter. This Agreement shall not be deemed to create any partnership, joint venture or enterprise, or employment relationship between the parties, and Consultant shall have no authority to act in the name of or to obligate FMC in any way to third parties.
Consultant shall diligently make and perform all appropriate tax reports and filings as an independent contractor and shall make all payments in such capacity required to federal, state, and local tax authorities, including but not limited to income and social security taxes; and Consultant shall indemnify and hold FMC harmless from and against any claims for taxes, interest, and/or penalties, however, denominated, made by taxing authorities in respect to Consultant's activities under or relation to this Agreement.

(b)  This Agreement shall be construed in
accordance with and governed by the laws of the state of California and the United States of America.

(c)  In the event of any term or provision
hereof is held to be invalid or unenforceable by final judgment of any court of competent jurisdiction, such term or provision shall thereupon be severed from this Agreement and the remainder of the terms and provisions hereof shall remain in full force and effect.

IN WITNESS WHEREOF, the parties hereto have executed this AGREEMENT.

CONSULTANT: Edward C. Meyer
            General (Ret.), United States
Army
    (Typed or printed name and title of
signer)


                     (Signature)


Tax Identification No. (SSN or EIN): 205-18-
3616

Date:  1 Sept. 1990


FMC Corporation:


                     (Signature)

Adolph M. Quilici
Vice President and Group Manager
FMC Defense Systems Group`
    (Typed or printed name and title of
signer)

Date:  18 Sept. 1990