Form 10-Q
period 1994-03-31
FMC CORP
filed 1994-05-13
CIK 37785

(NOTIFY)                   72731,347
(CONTACT-NAME)             David A. Kain
(CONTACT-PHONE)           (312) 861-6050


      PAGE 0
DOCUMENT HEADER
DOCUMENT TYPE 1
COUNT 15
SECTIONS
Financial Statements               2
Notes To Financial Statements      6
Management's Discussion            8
Accountants' Reports              13,14
Other Information                 15
Signatures                        16


      PAGE 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1994
                              or
     ( ) Transition Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

      For the transition period from-------- to---------

                 Commission File Number 1-2376

                        FMC Corporation
    --------------------------------------------------------
    (Exact name of registrant as specified in its charter)

         Delaware                        94-0479804
      ----------------------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer
      incorporation or organization)     Identification No.)

      200 East Randolph Drive, Chicago, Illinois    60601
      -----------------------------------------------------

                             (312) 861-6000
              ------------------------------------
                (Registrant's telephone number,
                     including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes   X      No
                        -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at March 31, 1994
- ----------------------------------------  - ---------------------------

Common Stock, par value $0.10 per share             36,281,219


      PAGE 2
                PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)
                                                 Three Months
                                                Ended March 31
                                              1994            1993
Revenue:
     Sales																																		$ 908,300						$ 901,662
     Equity in net earnings
      of affiliates																													1,653										1,599
     Other revenue	   																									18,409							   2,158

     Total revenue	 																									 928,362	 						905,419

Costs and expenses:
     Cost of sales																												654,917								666,129
     Selling, general and
      administrative expenses																	142,442								128,659
     Research and development																		38,182									33,575
     Other (income) and expense, net	  							 (4,692)					   (1,280)

     Total costs and expenses	  														830,849	  					827,083

Earnings before interest, minority
   interests and taxes																									97,513									78,336
     Minority interests																								14,925												629
     Interest income																												1,594										2,473
     Interest expense	   																						16,407	   					18,420

Income before income taxes																					67,775									61,760
Provision for income taxes	   																	21,688	   					16,320

Net income																																		$  46,087						$  45,440

Average number of shares:
  Primary	   																																		37,022	   					36,931

  Fully diluted	   																												37,036	   					39,807

Earnings per common share:
   Primary																																		$    1.24							$   1.23

   Fully diluted																												$    1.24							$   1.19


See accompanying notes to consolidated financial statements.


      PAGE 3

FMC Corporation and Consolidated Subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)           March 31
                                                 1994         December 31
Assets:                                       (Unaudited)        1993
Current assets:
     Cash																																					$   20,397						$  20,450
     Marketable securities																							120,122									57,071
     Trade receivables, net of allowance
      for doubtful accounts of $7,570 and
      $6,777 in 1994 and 1993, respectively						627,681								573,181
     Inventories	422,878	268,107
     Other current assets																								160,070								143,439
     Deferred income taxes	  																				128,720	  					129,479
  Total current assets																									1,479,868						1,191,727

Investments																																							74,787									76,197

Property, plant and equipment																		3,649,816						3,498,394
     Less -- accumulated depreciation	 								2,216,259	 				2,108,145
     Net property, plant and equipment	 							1,433,557	 				1,390,249
Patents, deferred charges and intangibles
  of acquired companies																										126,638									91,741
Deferred income taxes	    																								77,834	  				  95,199
Total assets																																		$3,192,684					$2,845,113
Liabilities and Stockholders' Equity
Current liabilities:
     Short-term debt																										$   61,554					$			66,904
     Accounts payable, trade and other											599,465								501,163
     Accrued and other liabilities															501,263								481,357
     Current portion of long-term debt												15,268									15,029
     Current portion of accrued pension
      and other postretirement benefits											35,000									37,119
     Income taxes payable	    																				78,478	  				  86,432

     Total current liabilities	 															1,291,028	 				1,188,004
Long-term debt, less current portion													880,361								749,855
Accrued pension and other postretirement
  benefits, less current portion																	307,558								302,725
Reserve for discontinued operations and
  restructuring																																		326,411								344,267
Minority interests in consolidated companies					123,332									43,379
Stockholders' equity:
     Common stock, $0.10 par value, authorized
       60,000,000 shares; issued 36,576,782
       shares in 1994 and 36,472,641 shares
       in 1993																																					3,658									3,647
     Capital in excess of par value
      of capital stock																												83,127								79,582
     Retained earnings 																										253,220							207,133
     Foreign currency translation adjustment					(67,126)						(64,766)
     Treasury stock, common, at cost;
       295,563 shares in 1994 and 292,018
       shares in 1993	    																								(8,885)	  	  (8,713)
   Total stockholders' equity	   																263,994			   216,883
Total liabilities and stockholders' equity				$3,192,684			$2,845,113

See accompanying notes to consolidated financial statements.


      PAGE 4

FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

                                                       Three Months
                                                      Ended March 31
                                                    1994            1993

Reconciliation from net income to
 cash provided (required) by operating
 activities:
Net income																																						$ 46,087								$ 45,440

Adjustments for non-cash components of
  net income:
     Depreciation and amortization																53,893										59,160
     Deferred income taxes																								12,560										(7,990)
     Equity in net earnings of affiliates									(1,653)									(1,599)
     Amortization of accrued pension costs								(2,881)									(1,150)
     Interest on zero-coupon senior
      subordinated convertible debentures														-											2,973
     Minority interests																											14,925													629
     Other	   																																					2,188								   3,490
	 																																															125,119								 100,953

(Increase) in assets:
     Trade receivables																											(47,991)								(26,789)
     Inventories																																	(67,956)									(2,824)
     Other current assets																								(15,736)								(17,455)
(Decrease) increase in liabilities:
     Accounts payable and accruals																	2,563									(26,915)
     Income taxes payable																									(8,035)									12,576
     Restructuring reserve																								(8,854)														-
     Accrued pension and other
     postretirement benefits, net	      													906	  						  1,594
																																													 	 (145,103)						  (59,813)

Cash provided (required) by operating
  activities																																			$ (19,984)						$  41,140









See accompanying notes to consolidated financial statements.





      PAGE 5
FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

                                                       Three Months
                                                       Ended March 31
                                                   1994           1993

Cash provided (required) by operating
 activities																																					$(19,984)					$  41,140

Cash required by discontinued operations	  							(3,438)	  				 (3,342)

Cash provided (required) by investing
 activities:
     Capital spending																												(46,735)							(39,467)
     Disposal of property, plant and
     equipment																																					2,946										2,302
     Decrease in investments	   																			3,063	  					  4,674
	 																																															(40,726)					  (32,491)
Cash provided (required) by financing
 activities:
     Decrease in short-term debt																		(5,350)							(22,317)
     Net borrowings under credit facilities						208,000								125,000
     Proceeds from issuance of other
      long-term debt																																		74												381
     Repayment of other long-term debt											(77,329)								(5,786)
     Issuance of capital stock, net	   												3,384	   					 1,427
																																																 128,779	  					 98,705

Effect of exchange rate changes on cash	  								(1,633)	    				1,669

Increase in cash and marketable securities								62,998								105,681

Cash and marketable securities, beginning
 of year	  																																							77,521	 					  24,278

Cash and marketable securities, end
 of period																																						$140,519						$ 129,959







Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized, was $15.5 million and $11.5 million, and cash paid for income taxes, net of refunds, was $11.2 million and $6.1 million for the three-month periods ended March 31, 1994 and 1993, respectively.




See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1:  Financial information
The consolidated balance sheet as of March 31, 1994, and the related statements of income and cash flows for the interim periods ended March 31, 1994 and 1993 have been reviewed by FMC's independent auditors. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three-month periods ended March 31, 1994 and 1993 are not necessarily indicative of the results of operations for the full year.

At December 31, 1993, reserves for potential environmental obligations were recorded net of recoveries, including recoveries from insurance companies, the federal government and other potentially responsible parties. At March 31, 1994 in response to the Securities and Exchange Commission's Staff Accounting Bulletin No. 92, $32 million of $54 million recorded recoveries have been reclassified as an asset and $22 million relating to discontinued operations remains recorded in the reserve for discontinued operations and restructuring Recoveries will continue to be recorded when probable and reasonably estimable.

Certain prior period balances have been reclassified to conform with the current period's presentation.

The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1993 FMC Corporation Annual Report, which is incorporated by reference in Form 10-K.

Note 2:  Other income and expense, net
Other income and expense, net, for the three-month periods ended March 31, 1994 and 1993 includes pension-related income of $2.9 million and $1.2 million, and LIFO-related income of $1.8 million ($0.03 per share) and $0.1 million, respectively.

Note 3:  Long-term debt
Advances under uncommitted credit facilities were $118 million at March 31, 1994. Committed credit available under the Revolving Credit available under the Revolving Credit Agreement provides management with the ability to refinance this debt, and certain subsidiary debt, on a long-term basis. Since it is management's intent to do so, advances under the uncommitted and and committed facilities, have been classified as long-term debt in the accompanying consolidated balance sheets.

During the first quarter of 1994, the company modified its Revolving Credit Agreement whereby the maximum credit limit was reduced from $700 million to to $500 million. On April 25, 1994 FMC further modified its Revolving Credit Agreement again whereby the maximum credit limit was reduced from $500 million to $250 million. Also on April 25, the company entered into a new 364 day Revolving Credit Agreement with a maximum credit limit of $250 million. Terms of the new agreement are virtually identical to those of the existing agreement.

Note 4:  Acquisitions

On May 9, 1994, the company signed a definitive agreement to acquire the Jetway Systems Division of Abex Inc. The agreement is subject to requisite government filings and is targeted for completion by the end of May 1994. Jetway is the world leader in design, production and installation of passenger boarding bridge and other aircraft support systems. Jetway Systems will be part of the Airline Equipment Division within the Energy and Transportation Equipment Group. The acquisition will be funded from operations supplemented by existing cash balances and bank credit agreements. The company will account for this acquisition by the purchase method.

Note 5: Accounting Standards Adopted

Statement of Financial Accounting Standards No. 112, " Employers' Accounting for Postemployment Benefits" was adopted by the company effective January 1, 1994. Statement No. 112 requires accrual of the expected cost of providing certain benefits to former or inactive employees after employment but before retirement. The effect of adoption was not material, and accordingly, has been included as part of costs and expenses.

Note 6:  Formation of United Defense, L.P.

On January 28, 1994, FMC and Harsco Corporation ("Harsco") announced completion of a series of agreements, first announced in December 1992, to combine certain assets and liabilities of FMC's Defense Systems ("DSG") and Harsco's BMY Combat Systems Division ("BMY"). The effective date of the combination was January 1, 1994. The combined company, United Defense, L.P. ("UDLP"), will operate as a limited partnership, with FMC as the Managing General Partner with a 60 percent equity interest and Harsco Defense Holding as the Limited Partner holding a 40 percent equity interest.

Beginning in the first quarter 1994, all sales and earnings of UDLP are included into FMC's consolidated financial statements. Harsco's share of the partnership's earnings are included in minority interest. Sales and profits for 1994 versus 1993 are affected by the formation of the venture. All of the assets and liabilities of UDLP are also consolidated in the balance sheet resulting in increases to marketable securities, trade receivables, inventories, deferred charges, accounts payable, and minority interest.

The following summary, prepared on a pro forma basis, combines the operating results of FMC and BMY as if the combination had occurred on January 1, 1993. The pro forma earnings include amortization of an intangible asset and a minority interest in UDLP for Harsco's equity interest. The pro forma operating results are not necessarily indicative of what would have occurred had the combination actually taken place on January 1, 1993.


(Dollars in millions, except per share amounts)        Three Months
																																																										 Ended
																																																					 March 31,1993

Revenue
																																																										$ 999

Net Income
																																																										   40

Earnings per common share:


  Primary																																															$ 1.08

  Fully diluted																																									$ 1.05

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      FINANCIAL CONDITION

As of March 31, 1994, the company had advances under uncommitted facilities of $118 million. It is the company's practice to maintain unused credit availability under the Revolving Credit Agreements at least equal to the amount of advances under uncommitted facilities. As of March 31, 1994, the company's committed credit line under the Revolving Credit Agreement exceeded committed and uncommitted agreement borrowings by $292 million.

Expected cash requirements for the remainder of 1994 include approximately $250-$325 million for planned capital expenditures and potential acquisitions and net after tax interest payments of approximately $30 million based on current debt levels. Cash to meet these requirements will be provided primarily by the company's operations supplemented, if necessary, by existing cash balances and available credit facilities.

Spending charged to the restructuring reserve in the first quarter of 1994 was approximately $9 million primarily for severance and downsizing activities in the machinery and equipment segment. Projected requirements for the remainder of 1994 are approximately $40-50 million for severance, downsizing and other restructuring related costs. Total spending and resulting savings are unchanged from prior estimates.

On May 4, 1994 FMC Gold Company, an 80% owned subsidiary of FMC, announced plans to invest $57 million to develop the Beartrack property located near Salmon, Idaho. The decision to proceed with the development was based largely on improved project economics related to increased labor and capital equipment efficiencies and a ruling by the National Marine Fisheries Service (NMFS) that the project is "not likely to jeopardize" the Chinook salmon which has been designated a threatened species. The Beartrack property encompasses approximately 30 square miles of mining claims, contains approximately one million ounces of proven and probable reserves, and is expected to start production in 1995.

                     RESULTS OF OPERATIONS

       First quarter 1994 compared to first quarter 1993

              Industry Segment Data (Unaudited)
                   (Dollars in millions)

                                        Three Months Ended
                                             March 31

                                       1994        1993
Sales
   Industrial Chemicals (1)          $197.7      $209.0
   Performance Chemicals (1)          250.6       234.1
   Precious Metals                     21.8        39.7
   Defense Systems                    242.8       233.0
   Machinery and Equipment            202.6       189.5
   Eliminations                        (7.2)       (3.6)
                                     $908.3      $901.7

Income before taxes

   Industrial Chemicals(1)           $ 34.8      $ 17.3
   Performance Chemicals(1)            37.9        39.2
   Precious Metals                      2.8         6.2
   Defense Systems                     35.8        38.6
   Machinery and Equipment              8.2         2.6
   Operating profit                   119.5       103.9

   Corporate and other                (26.7)      (26.9)
   Net interest expense               (14.8)      (15.9)
   Other income and (expense), net      4.7         1.3
   Minority interest (2)              (14.9)       (0.6)
   Total                             $ 67.8      $ 61.8

(1) Certain chemical products with high value-added content and specialty applications that formerly had been included in the Industrial Chemicals segment have been reclassified to the Performance Chemicals segment. Results for both Industrial and Performance Chemicals have been restated for comparative reporting purposes.

(2) Minority interests relates primarily to UDLP (13.8) and FMC Gold (0.9) in 1994 and FMC Gold in 1993.

Sales of $908 million were even with last year. Income of $68 million from operations before taxes increased 10 percent compared with $62 million in 1993. This increase primarily reflects strong operating performance, improved manufacturing efficiencies and cost improvements in Industrial Chemicals and Machinery and Equipment, offsetting the significant but expected declines in the earnings of FMC's Defense and Precious Metals businesses.

Industrial Chemicals sales of $198 million declined 5 percent in the quarter from $209 million in 1993. Profits of $35 million increase significantly compared with $17 million last year. The unusually strong increase reflects improved manufacturing performance and accelerated production schedules. Much of the improvement, which relates to one-time events, will not be sustainable over the remainder of the year.

The European economy remained depressed, but profits from operations in Europe increased, reflecting manufacturing and efficiency improvements. Worldwide prices for soda ash declined, but results reflect the favorable impact of accelerated production, manufacturing efficiencies and improved costs associated with the shut-in of the Green River, Wyoming, caustic soda facility until markets improve. Continued weak hydrogen peroxide prices were offset by strong volume growth in the North American pulp and paper market.

During the quarter, FMC announced the first phase of a major investment in the soda ash business. The $90 million investment will significantly lower soda ash production costs at FMC's Green River facility through a new proprietary manufacturing technology, thereby providing the company with a competitive operating advantage. This investment also positions FMC for an economic capacity expansion when market conditions improve.

Performance Chemicals sales of $251 million rose 7 percent compared with $234 million in last year's period. Agricultural Chemical volumes increased on strong demand throughout North America and Brazil, as well as higher specialty pest control, or non-crop, chemical sales. Segment results also benefitted from higher volumes of pharmaceutical ingredients used in over-the-counter medications, as well as from strong growth in existing and new applications for food ingredients products. Despite significantly higher research, sales and marketing spending to support the commercialization of two new herbicides and the future growth of the pharmaceutical and food ingredients businesses, profits of $38 million remained strong compared with $39 million in last year's quarter.

During the quarter, FMC announced a major investment to develop a lithium resource in Argentina, which will combine a high-quality brines resource with successful development of new extraction technologies. Development of this resource will significantly improve FMC's competitive position, particularly in the specialty lithium compound markets, where growth efforts are focused.

Precious Metals sales of $22 million and profits of $3 million declined, as expected, from sales of $40 million and profits of $6 million in last year's quarter. The closure of the Paradise Peak mine, reduced gold production (62 thousand ounces compared with 102 thousand ounces in first quarter 1993) and lower realized gold prices contributed to the segment's reduced proifitability.

Defense Systems sales were $243 million and profits (excluding Harsco's $14 million share of United Defense earnings) totaled $22 million in the 1994 first quarter. The lower profits primarily reflect the reduced production rate of Bradley Fighting Vehicles and the shutdown of the Vertical Launching Systems production line in fourth quarter 1993, partially offset by an earlier dividend from the 51 percent-owned joint venture based in Turkey. Defense backlog stood at $1.4 billion at the end of the quarter, up from $1.1 billion at the beginning of the year. The difference reflects the formation of UDLP.

As announced during the quarter, UDLP was designated by the Department of the Army to be the prime contractor and systems integrator for the Bradley Modernization Program. As prime contractor, UDLP is strategically positioned to lead the design and development of the electronic system to improve fire control and integratge communications hardware and software on the battlefield.

Machinery and Equipment sales of $203 million rose 7 percent from $190 million, and profits increased to $8 million from $3 million. Despite weak worldwide oil prices and deferral of projects by major oil companies, Energy and Transportation Equipment's continuing success in winning major international contracts resulted in higher volumes of wellheads, trees and subsea equipment compared with last year's quarter. Results also benefitted from the impact of recent acquisitions and improved operating performance. During the quarter, the Energy business established a joint venture in Oman, shipped its first product from a new joint venture in Russia, and with its Brazilian partner, successfully completed construction of the world's deepest subsea well.

Food Machinery sales were flat in the quarter, as several of our food machinery markets, particularly in Europe, still show no signs of recovery. However, profits increased in the quarter due to aggressive cost-cutting and manufacturing efficiencies throughout the businesses. Machinery and Equipment backlog stood at $372 million at the end of the quarter, up from $333 million at the beginning of the year.

Certain corporate income and expense items are not allocated to specific business segments due to their nature. Corporate and other remained consistent while other income and expense, net increased due to favorable Pension and LIFO inventory adjustments.

The effective tax rate for the quarters ended March 31, 1994 and 1993 was 32 percent and 26 percent, respectively. The increase is primarily due to lower 1994 depletion benefits and higher taxes on repatriated earnings.

                  OTHER FINANCIAL INFORMATION

FMC's backlog of unfilled orders as of March 31, 1994 was $1.8 billion. Backlogs are not reported for Industrial Chemicals, Performance Chemicals, and Precious Metals due to the nature of these businesses.


                INDEPENDENT ACCOUNTANTS' REPORTS

A report by KPMG Peat Marwick, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended March 31, 1994 is included on page 13.

A report by Ernst and Young, UDLP's independent accountants, on the financial statements referred to by KPMG Peat Marwick in its report noted above is included on page 14.


      PAGE 13
SIGNATURE


                Independent Accountants' Report



The Board of Directors
FMC Corporation:




We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of March 31, 1994, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the company's management.

We were furnished with the report of other accountants on their review of the interim financial information of United Defense, L.P., whose total assets as of March 31, 1994, and whose revenues for the three-month period ended March 31, 1994 constituted 17 percent and 27 percent, respectively, of the related consolidated totals.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews and the report of other accountants, we are not aware of any material modifications that should be made to the accompanying financial statements referred to the above for them to be in conformity with generally accepted accounting principles.



KPMG Peat Marwick

Chicago, Illinois
April 13, 1994

SIGNATURE

                 Independent Accountants' Review Report




Partners
United Defense LP
Arlington, Virginia


We have reviewed the balance sheet of United Defense LP as of March 31, 1994, and the related statements of income, partners' equity and cash flows for the three-month period from the effective date of the Partnership (January 1, 1994) through March 31, 1994. These financial statements (not presented separately in the FMC Corporation
Form 10-Q for the quarter ended March 31, 1994) are the responsibility of the Partnership's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the Partnership financial statements at March 31, 1994, and for the three-month period then ended for them to be in conformity with generally accepted accounting principles.



Washington, D.C.
April 12, 1994

PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

                                                      Page Number in
     Number in                                     Document Numbering
   Exhibit Table          Description                     System

       11           Statement re: computation     Document type 2, page 2
                    of per share earnings
                    assuming full dilution

       15           Letter re: unaudited          Document type 2, page 3
                    interim financial
                    information


   (b) Reports on Form 8-K

       Form 8-K and 8-K/A dated January 28, 1994 describing
       United Defense, L.P., a partnership formed between FMC and Harsco Defense Holding, Inc.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              FMC CORPORATION
                                                (Registrant)






Date:  May 13, 1994                    Frank A. Riddick, III
                                       Controller and duly authorized
                                       officer


      PAGE O
DOCUMENT HEADER
DOCUMENT DESCRIPTION EXHIBIT INDEX
DOCUMENT TYPE 2
COUNT 1


      PAGE 1

EXHIBIT INDEX


                                                         Page Number in
     Number in                                         Document Numbering
   Exhibit Table     Description                             System

       11           Statement re: computation                     1
                    of per share earnings
                    assuming full dilution

       15           Letter re: unaudited                          2
                    interim financial
                    information (KPMG Peat Marwick)

       15           Letter re: unaudited                          3
                    interim financial
                    information (Ernst & Young)



      PAGE 0
DOCUMENT HEADER
DOCUMENT DESCRIPTION EXHIBITS
DOCUMENT TYPE 2
COUNT 2


      PAGE 1
                                                          FMC Corporation
                                                          Quarterly Report
                                                          on Form 10-Q for
                                                          March 31, 1994

Exhibit 11  Statement re:
            Computation of Per Share Earnings Assuming
            Full Dilution (Unaudited)
            (In thousands, except per share data)


                                                         Three Months
                                                        Ended March 31
                                                      1994        1993

Earnings:
  Net income (loss)                                 $46,087     $45,440
  Pro forma earnings (loss) applicable
  to common stock                                   $46,087     $45,440
  After-tax interest on 7 1/2%
  zero-coupon debentures                                  -       1,873

  Pro forma earnings (loss) applicable
  to common stock                                   $46,087     $47,313


Shares:
  Average number of shares of
  common stock and common
   stock equivalents
   outstanding                                       37,022     36,931
  Additional shares assuming
  conversion of:
  Stock options                                          14          7
  7 1/2% zero coupon
   debentures                                             -      2,869
  Pro forma shares                                   37,036     39,807

  Earnings per common share
  assuming full dilution                           $   1.24   $   1.19






      PAGE 2
                                                     FMC Corporation
SIGNATURE                                            Quarterly Report
                                                     on Form 10-Q for
                                                     March 31, 1994


Exhibit 15     Letter re: Unaudited Interim Financial Information










FMC Corporation
Chicago, Illinois


Gentlemen:

Re: Registration Statement No. 33-10661 and No. 33-7749 on Form
S-8 and Registration Statement No. 33-45648 on Form S-3.

With respect to the subject registration statements, we acknowledge our awareness of the incorporation by reference therein of our report dated April 13, 1994 related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.



Very truly yours,




KPMG Peat Marwick

Chicago, Illinois
May 13, 1994


      PAGE 3

                                                     FMC Corporation
SIGNATURE                                            Quarterly Report
                                                     on Form 10-Q for
                                                     March 31, 1994


Exhibit 15     Letter re: Unaudited Interim Financial Information


May 13, 1994



Securities and Exchange Commission
Washington, D.C.   20549



We are aware of the incorporation by reference in the Registration Statements (Form S-3 No. 33-45648, Form S-8 No. 33-10661 and Form S-8
No. 33-7749) of FMC Corporation for the registration of its common stock of our report dated April 12, 1994 relating to the unaudited condensed interim financial statements of United Defense LP which is included in the Form 10-Q of FMC Corporation for the quarter ended March 31, 1994.

Pursuant to Rule 436(c) of the Securities Act of 1933 our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.

Ernst & Young