Form 10-Q
period 1994-06-30
FMC CORP
filed 1994-08-12
CIK 37785

[TYPE] 10-Q



(NOTIFY)                   72731,347
(CONTACT-NAME)             David A. Kain
(CONTACT-PHONE)           (312) 861-6050



      PAGE 1

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1994
                              or
     ( ) Transition Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

      For the transition period from-------- to---------

                 Commission File Number 1-2376

                        FMC Corporation
    --------------------------------------------------------
    (Exact name of registrant as specified in its charter)

             Delaware                        94-0479804
            ----------------------------------------------------
- - ----
     (State or other jurisdiction of     (I.R.S. Employer
      incorporation or organization)     Identification No.)

      200 East Randolph Drive, Chicago, Illinois    60601
           -----------------------------------------------------
- - -----
                            (312) 861-6000
              ------------------------------------
                (Registrant's telephone number,
                     including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                        Yes   X      No
                        -----        ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at June 30, 1994
- - ---------------------------------------  ----------------------------
Common Stock, par value $0.10 per share          36,375,206

      PAGE 2
                PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS
FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

                            Three Months          Six Months
                            Ended June 30       Ended June 30
                             1994    1993      1994      1993
Revenue:
     Sales              $1,053,764 $979,290 $1,962,064 $1,880,952
     Equity in net
      earnings
      of affiliates          1,849    1,342      3,502      2,941
     Other revenue           7,715   11,497     26,124     13,655
     Total revenue       1,063,328  992,129  1,991,690  1,897,548

Costs and expenses:
     Cost of sales         748,772  727,219  1,403,689  1,393,348
     Selling, general and
      administrative
      expenses             146,476  131,122    288,918    259,781
     Research and
      development           38,860   36,038     77,042     69,613
     Other (income) and
      expense, net          (4,693)  (3,851)    (9,385)    (5,131)
     Total costs and
      expenses             929,415  890,528  1,760,264  1,717,611

Earnings before interest,
  minority interests,
  and taxes                133,913  101,601    231,426    179,937
     Minority interests     20,274      117     35,199        746
     Interest income         2,080    3,006      3,674      5,479
     Interest expense       16,723   19,675     33,130     38,095

Income before income taxes  98,996   84,815    166,771    146,575
Provision for income taxes  31,679   22,261     53,367     38,581

Income before
 extraordinary item         67,317   62,554    113,404    107,994
Extraordinary item related
 to debt refinancing,
 net of taxes (Note 3)           -   (4,683)         -     (4,683)
Net Income               $  67,317 $ 57,871  $ 113,404 $  103,311
Average number of shares:
  Primary                   37,070   36,913     37,049     36,917
  Fully diluted             37,101   39,782     37,074     39,790
Earnings per common share:
     Primary:
      Income before
       extraordinary
       item              $    1.82 $   1.69  $    3.06  $    2.93
     Extraordinary item          -    (0.13)         -      (0.13)
     Net income          $    1.82 $   1.56  $    3.06  $    2.80
     Fully diluted:
     Income before
      extraordinary
      item               $    1.81 $   1.62  $    3.06  $    2.81
     Extraordinary item          -    (0.12)         -      (0.12)
     Net income          $    1.81 $   1.50  $    3.06  $    2.69


  See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Consolidated Balance Sheets
 (In thousands, except per share data)
                                      June 30
                                        1994    December 31
Assets:                             (Unaudited)     1993
Current assets:
     Cash                           $   24,664 $   20,450
     Marketable securities              41,829     57,071
     Trade receivables, net of
      allowance for doubtful
      accounts of $8,960 and
      $6,777 in 1994 and 1993,
      respectively                     701,101    573,181
     Inventories                       447,029    268,107
     Other current assets              182,456    143,439
     Deferred income taxes             115,263    129,479
  Total current assets               1,512,342  1,191,727

Investments and other                  114,858     76,197
Property, plant and equipment        3,709,653  3,498,394
     Less -- accumulated
      depreciation                   2,258,547  2,108,145

     Net property, plant and
      equipment                      1,451,106  1,390,249

Patents, deferred charges, and
 intangibles of acquired companies     153,843     91,741
Deferred income taxes                   82,876     95,199
Total assets                        $3,315,025 $2,845,113

Liabilities and Stockholders' Equity
Current liabilities:
     Short-term debt                $   61,159 $   66,904
     Accounts payable, trade and
      other                            627,178    501,163
     Accrued and other liabilities     555,772    481,357
     Current portion of long-term
      debt                              17,819     15,029
     Current portion of accrued
      pension and other
      postretirement benefits           35,000     37,119
     Income taxes payable               89,025     86,432

     Total current liabilities       1,385,953  1,188,004
Long-term debt, less current portion   869,119    749,855
Accrued pension and other
  postretirement benefits, less
  current portion                      302,845    302,725
Reserve for discontinued operations
  and restructuring                    307,524    344,267
Minority interests in consolidated
  companies                            113,178     43,379
Stockholders' equity:
     Common stock, $0.10 par value,
    authorized 60,000,000 shares;
    issued 36,672,049 shares in
    1994 and 36,472,641 shares
    in 1993                              3,667      3,647
     Capital in excess of par
       value of capital stock           85,800     79,582
     Retained earnings                 320,537    207,133
     Foreign currency translation
       adjustment                      (64,630)   (64,766)
     Treasury stock, common, at cost;
       296,843 shares in 1994 and
       292,018 shares in 1993           (8,968)    (8,713)
   Total stockholders' equity          336,406    216,883
Total liabilities and stockholders'
  equity                            $3,315,025 $2,845,113

See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (Dollars in thousands)

                                          Six Months
                                         Ended June 30
                                         1994       1993

Reconciliation from income before
  extraordinary item to cash provided
    by operating activities:
Income before extraordinary item:     $ 113,404  $ 107,994

Adjustments for non-cash components:
     Depreciation and amortization      109,515    112,791
     Deferred income taxes               24,959    (1,309)
     Equity in net earnings of
      affiliates                         (3,502)   (2,941)
     Amortization of accrued
      pension costs                      (5,763)   (2,562)
     Interest on zero-coupon senior
      subordinated convertible
      debentures                              -     6,060
     Minority interests                  35,199       746
     Other                              (29,575)  (25,418)
                                        244,237   195,361

Tax benefit of extraordinary item             -     2,664

(Increase) in assets
     Trade receivables                 (121,411)  (59,373)
     Inventories                        (92,107) (314,211)
     Other current assets               (38,122)  (14,551)
(Decrease) increase in liabilities
     Accounts payable and accruals       89,238   288,516
     Income taxes payable                 2,512     3,363
     Restructuring reserve              (22,074)        -
     Accrued pension and other
       postretirement benefits, net      (5,378)   (4,830)
                                       (187,342) (101,086)

Cash provided by operating activities $  56,895  $ 96,939






Supplemental disclosure of cash flow information
Cash paid for interest was $35.2 million and $35.9 million, and cash paid for income taxes, net of refunds, was $22.8 million and $24.7 million for the six-month periods ended June 30, 1994 and 1993, respectively.






See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
 (Dollars in thousands)
                                           Six Months
                                         Ended June 30
                                         1994      1993

Cash provided by operating activities $  56,895  $ 96,939


Cash required by discontinued
 operations                             (13,089)   (5,554)

Cash provided (required) by investing
 activities:
     Capital spending                  (118,281)  (93,010)
     Disposal of property, plant and
     equipment                            6,009     5,151
     (Increase) decrease in
      investments and other             (35,159)   11,280
                                       (147,431)  (76,579)

Cash provided (required) by financing
 activities:
     Increase (decrease) in
      short-term debt                    (5,745)  (22,335)
     Net borrowings under credit
      facilities                        154,000   210,000
     Proceeds from issuance of other
      long-term debt                     51,398         -
     Repayment of other long-term debt  (83,344)  (88,039)
     Distributions to limited partner   (30,861)        -
     Premium on early retirement of debt      -      (553)
     Issuance of capital stock, net       5,983     2,285
                                         91,431   101,358

Effect of exchange rate changes on cash   1,166    (4,515)

Increase (decrease) in cash and
  marketable securities                 (11,028)  111,649

Cash and marketable securities,
  beginning of year                      77,521    24,278

Cash and marketable securities, end
 of period                            $  66,493 $ 135,927









See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1:  Financial information
The consolidated balance sheet at June 30, 1994, and the related statements of income and cash flows for the interim periods ended June 30, 1994 and 1993 have been reviewed by FMC's independent auditors. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three and six-month periods ended June
30, 1994 and 1993 are not necessarily indicative of the results of operations for the full year.

At December 31, 1993, reserves for potential environmental obligations were recorded net of $54 million in recoveries, including recoveries from insurance companies, the federal government and other potentially responsible parties. Beginning in 1994, recoveries, excluding those relating to discontinued operations, are recorded as an asset and those relating to discontinued operations remain recorded in the reserve for discontinued operations and restructuring.
At June 30, 1994, recoveries of $32 million and $18 million, are recorded as an asset and as an offset to the reserve for discontinued operations and restructuring, respectively. Recoveries will continue to be recorded when probable and reasonably estimable.

Certain prior period balances have been reclassified to conform with the current period's presentation.

The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1993 FMC Corporation Annual Report, which is incorporated by reference in Form 10-K.

Note 2:  Other income and expense, net
Other income and expense, net in the three-month periods ended June 30, 1994 and 1993 includes pension-related income of $2.9 million and $1.4 million, respectively, and LIFO-related income of $1.8 million and $2.5 million
($0.03 and $0.04 per share), respectively.

Other income and expense, net in the six-month periods ended June 30, 1994 and 1993 includes pension-related income of $5.8 million and $2.6 million, respectively, and LIFO-related income of $3.6 million and $2.6 million
($0.06 and $0.04 per share), respectively.

Note 3:  Long-term debt
Advances under uncommitted credit facilities were $49 million at June 30, 1994. Committed credit available under the Revolving Credit Agreement provides management with the ability to refinance this debt, and certain subsidiary debt, on a long-term basis. Since it is management's intent to do so, advances under the uncommitted and committed facilities, and certain subsidiary debt, have been classified as long-term debt in the accompanying consolidated balance sheets.

On June 1, 1994, Sweetwater County, Wyoming issued $45 million of Solid Waste Disposal Revenue Bonds. The proceeds were loaned to the company pursuant to a Loan
Agreement dated June 1, 1994 which includes an interest rate of 7 percent payable semi-annually through maturity, June 1, 2024. The Loan proceeds are recorded in investments and will be used to fund a soda ash business capital project which is more fully described in Management's Discussion and Analysis of Financial
Condition and Results of Operations.

During the first quarter of 1994, the company modified its Revolving Credit Agreement whereby the maximum credit limit was reduced from $700 million to $500 million. On April 25, 1994 FMC further modified its
Revolving Credit Agreement whereby the maximum credit limit was reduced from $500 million to $250 million.
Also on April 25, the company entered into a new 364 day
Revolving Credit Agreement with a maximum credit limit of $250 million. Terms of the new agreement are virtually identical to those of the previous $700 million agreement.

During the first half of 1993, the company repurchased $15 million, less unamortized discount of $11 million, of 7-
1/2% zero coupon senior subordinated convertible debentures with an original maturity date of 2011, $32 million of 7-1/2% sinking fund debentures, originally due 2001, and $19 million of industrial revenue bonds. In addition, the company called for the redemption, in August 1993, of all of its outstanding 20-year, zero coupon senior subordinated convertible debentures, due 2011. The outstanding principal balance was approximately $170 million at June 30, 1993. As a result of the write-off of unamortized debt issue costs, as well as other costs and expenses included, the company incurred an extraordinary charge of $4.7 million, net of tax benefits of $2.7 million.

Note 4:  Acquisitions
On June 24, 1994, the company acquired the Fluid Control
Systems product line from National-Oilwell, a Houston-based oil field equipment company. The Fluid Control
Systems product line is a leader in a variety of high-performance oil field applications, including engineered production and injection manifolds, a family of valves and fittings used to control and distribute the flow of production from oil and gas wells. Fluid Control
Systems will be part of the Fluid Control division within the Energy and Transportation Equipment Group.

On May 27, 1994, the company acquired the Jetway Systems
Division of Pneumo-Abex Inc. Jetway is a leader in design, production and installation of passenger boarding bridges and other aircraft support systems.
Jetway Systems will be part of the Airline Equipment
Division within the Energy and Transportation Equipment
Group.

On June 30, 1993, the company acquired the assets of Kongsberg Offshore a.s., a wholly owned subsidiary of Siemens a.s. Kongsberg Offshore a.s. provides subsea and metering systems on a worldwide basis as well as turnkey subsea systems, including systems integration, project management and FMC subsea products.

Also on June 30, 1993, the company acquired SOFEC, Inc., a Houston based engineering and construction company.
SOFEC, Inc., is an engineering and construction company that designs, fabricates and installs offshore mooring systems for export and import terminals and for floating storage and production facilities for offshore oil and gas.

In April 1993, FMC Gold Company purchased the remaining
50% interest in the Humboldt Gold joint venture from TRE
Management Company, bringing FMC Gold's ownership interest in all gold and precious metal-bearing ores in the related property to 100%. As part of the transaction, FMC Gold also obtained certain water rights associated with the property.

The purchase prices for the aforementioned acquisitions were satisfied from operations supplemented with cash, marketable securities, and long-term financing. The company has accounted for these acquisitions by the purchase method.

Note 5: Accounting Standards Adopted
Statement of Financial Accounting Standards No. 112,
"Employers' Accounting for Postemployment Benefits" was adopted by the company effective January 1, 1994.
Statement No. 112 requires accrual of the expected cost of providing certain benefits to former or inactive employees after employment but before retirement. The effect of adoption was not material, and accordingly, has been included as part of costs and expenses.

Note 6:  Formation of United Defense, L.P.
On January 28, 1994, FMC and Harsco Corporation
("Harsco") announced completion of a series of agreements, first announced in December 1992, to combine certain assets and liabilities of FMC's Defense Systems
Group ("DSG") and Harsco's BMY Combat Systems Division
("BMY"). The effective date of the combination was January 1, 1994. The combined company, United Defense,
L. P. ("UDLP"), will operate as a limited partnership, with FMC as the Managing General Partner with a 60 percent equity interest and Harsco Defense Holding as the Limited Partner holding a 40 percent equity interest.

Beginning in the first quarter 1994, all sales and earnings of UDLP are included in FMC's consolidated financial statements. The limited partner's share of the partnership's earnings are included in minority interest. Sales and profits for 1994 versus 1993 are affected by the formation of the venture. All of the assets and liabilities of UDLP are also consolidated in the balance sheet resulting in increases to trade receivables, inventories, deferred charges, accounts payable, and minority interests.

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

                         Three Months  Six Months
(Dollars in millions,       Ended        Ended
 except per share          June 30,     June 30,
 amounts)                    1993         1993
Revenue                     1,085        2,084
Net Income                     62          102
Earnings per common
share:
  Primary                    1.68         2.76
  Fully diluted              1.61         2.66


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

                      FINANCIAL CONDITION

As of June 30, 1994, the company had advances under uncommitted facilities of $49 million. It is the company's practice to maintain unused credit availability under the Revolving Credit Agreements at least equal to the amount of advances under uncommitted facilities. As of June 30, 1994, the company's committed credit line under the Revolving Credit
Agreements exceeded committed and uncommitted facility borrowings by $346 million.

Certain balance sheet accounts including Trade
Receivables, Inventories, Deferred Charges, and
Accounts Payable at June 30, 1994 have increased compared to December 31, 1993 primarily due to the formation of United Defense, L.P., acquisitions, and the cyclical nature of certain businesses.

On June 1, 1994, Sweetwater County, Wyoming issued $45 million of Solid Waste Disposal Revenue Bonds. The proceeds were loaned to the company pursuant to a Loan
Agreement dated June 1, 1994 which includes an interest rate of 7 percent payable semi-annually through maturity, June 1, 2024. The Loan proceeds are recorded in investments and will be used to fund a soda ash business capital project which is more fully described below.

Spending charged to the restructuring reserve, primarily for severance, downsizing, consolidations, and product line rationalizations was $13 million in the second quarter and $22 million year-to-date. In the second quarter, the company initiated the planned program to reduce functional support staff across the company. The company is targeting to reduce functional staffing levels by approximately 1,000 positions and is expected to be largely completed by year-end 1994. The costs associated with this reduction were included in the $172.3 million restructuring reserve provided in 1993. In the second quarter, the company continued severance and downsizing activities in the industrial chemicals and machinery and equipment segments.
Projected cash requirements for the remainder of 1994 are approximately $25-30 million for severance, downsizing and other restructuring related costs.
Total spending is unchanged from prior estimates. The company estimates the restructuring efforts will reduce cost levels an average of $70 million per year in 1995 and 1996.

On May 4, 1994 FMC Gold Company, an 80% owned subsidiary of FMC, announced plans to invest $57 million to develop the Beartrack property located near
Salmon, Idaho. The decision to proceed with the development was based largely on improved project economics and issuance of a biological opinion by the National Marine Fisheries Service (NMFS) that the proposed Beartrack mine was "not likely to jeopardize" the continued existence of the Snake River salmon. By letter dated July 14, 1994, the Sierra Club Legal
Defense Fund, Inc., ("Sierra"), on behalf of itself and certain other organizations, gave NMFS and other federal agencies a statutorily required sixty-day notice of intent to sue for violation of the Endangered
Species Act (the "Act") alleging that NMFS' biological opinion failed to satisfy the requirements of the Act.
The company believes that the biological opinion was carefully considered and fully supported by the record and intends to continue development of Beartrack. The
Beartrack property encompasses approximately 30 square miles of mining claims and contains approximately one million ounces of proven and probable reserves.

During the first half of 1994, FMC announced the first phase of a major investment in the soda ash business.
The $90 million investment is expected to lower soda ash production costs at FMC's Green River facility through a new proprietary manufacturing technology, thereby providing the company with a competitive operating advantage. This investment also positions FMC for an economic capacity expansion when market conditions improve.

During the first half of 1994, FMC announced a major investment to develop a lithium resource in Argentina, which will combine a high-quality brine resource with new extraction technologies. Development of this resource is expected to improve FMC's competitive position, particularly in the specialty lithium compound markets, where growth efforts are focused.

Expected cash requirements for the remainder of 1994 include approximately $150-225 million for planned capital expenditures and potential acquisitions, and net after-tax interest payments of approximately $20 million based on current debt levels. Cash to meet these requirements is expected to be provided by the company's operations supplemented, if necessary, with cash balances and available credit facilities.


                     RESULTS OF OPERATIONS

      Second quarter 1994 compared to second quarter 1993

                     Industry Segment Data (Unaudited)
                            (Dollars in millions)

                                      Three Months Ended
                                            June 30

                                       1994        1993
Sales

   Industrial Chemicals (1)         $  220.5      $227.0
   Performance Chemicals (1)              298.9    293.9
   Precious Metals                         16.9     32.9
   Defense Systems                        282.6    235.0
   Machinery and Equipment                242.6    203.8
   Eliminations                            (7.7)   (13.3)
                                       $1,053.8   $979.3

Income before taxes

   Industrial Chemicals(1)                $28.8   $ 19.4
   Performance Chemicals(1)                66.3     66.4
   Precious Metals                         (3.1)     1.9
   Defense Systems                         52.6     37.2
   Machinery and Equipment                 10.6      4.2
   Operating profit                       155.2    129.1

   Corporate and other                    (26.0)   (31.4)
   Net interest expense                   (14.6)   (16.7)
   Other income and (expense), net          4.7      3.9
   Minority interests (2)                 (20.3)    (0.1)
   Total                                $  99.0   $ 84.8

(1) Certain chemical products with high value-added content and specialty applications that formerly had been included in the Industrial Chemicals segment have been reclassified to the Performance Chemicals segment. Results for both
    Industrial and Performance Chemicals have been restated for comparative reporting purposes.

(2) Minority interests relates primarily to Defense
    Systems (19.7) and Precious Metals (0.1) in 1994 and Precious
    Metals in 1993.

Sales of $1,054 million in the second quarter of 1994 increased 8 percent compared with the prior-year quarter, primarily due to increases in the Defense Systems, Energy and Transportation Equipment and Specialty Chemical businesses, partially offset by expected declines in Precious Metals. Earnings before interest and taxes increased 12 percent to $114 million compared with $102 million in the prior-year quarter. Strong results from Machinery and Equipment, improving European chemical operations and cost paring within Industrial Chemicals, combined with reduced corporate overhead, more than offset the expected declines in Defense and Precious Metals. Net interest expense of $15 million fell 12 percent in the quarter due to lower debt balances and successful refinancing in the second half of 1993.

Income before extraordinary item of $67 million compared with $63 million in the second quarter of 1993. Primary earnings per share were $1.82 compared with $1.69 last year. After an extraordinary charge of $5 million related to debt refinancing, 1993 second quarter net income was $58 million, or $1.56 per share.

Industrial Chemicals sales of $221 million decreased 3 percent compared with last year's quarter. FMC's
European chemical operations results reflected stronger volumes and improved pricing across most product lines, partially offset by lower soda ash pricing and volumes and the expected continued decline of phosphorus volumes in the home laundry detergent market. Market conditions in Industrial Chemicals are improving. In particular, the continued strong demand for hydrogen peroxide and the recent increase in caustic soda prices may positively affect FMC's results beginning in 1995.
Profits of $29 million for the segment were higher, reflecting the improved performance of the European chemical operations and cost-paring throughout the segment in 1994.

Performance Chemicals record sales of $299 million increased 2 percent, compared with strong results of $294 million in last year's period. Results benefited from the continuing growth of fat substitutes in food applications, new formulations for the over-the-counter pharmaceutical market, and a recovery in the domestic market for lithium products. In addition, strong volumes of agricultural chemicals in the North American market compared well with record results in last year's quarter. Profits of $66 million were even with last year, despite significantly stepped-up research and development expenses to support the commercialization of a new class of herbicides, substantially higher sales and marketing expenses to expand the global market positions of the food ingredients and pharmaceutical businesses, and spending to develop a new, high-quality lithium brine resource in Argentina.

As expected, Precious Metals sales of $17 million declined compared with last year's second quarter results of $33 million. The segment posted a loss of $3.1 million, reflecting the closing of the Paradise
Peak mine in 1993, the higher costs of mining activity at Jerritt Canyon, and continued exploration spending.

Defense Systems sales of $283 million increased 20 percent from $235 million in last year's quarter. The
100 percent consolidation of United Defense, L.P. more than offset the expected production declines in Ground and Armament Systems. Profits (after the limited partner's share of United Defense earnings) totaled $33 million in the 1994 second quarter. The profits primarily reflect a more profitable mix of business and favorable cost performance. Defense backlog was at $1.3 billion at the end of the quarter, up from $1.1 billion at the beginning of the year, reflecting the formation of United Defense.

The joint venture in Turkey to produce armored fighting vehicles for the Turkish army has encountered delays in the acceptance of vehicles. Negotiations with the customer involving contract disputes are continuing.
This joint venture is accounted for as an investment and income is recognized as dividends, royalties, and technical fees are received.

Machinery and Equipment sales of $243 million increased
19 percent, reflecting the successful integration and growth of recent oil field services acquisitions, as well as market share gains in the energy equipment business. The North American market for Food Machinery products, including packaging and material handling equipment, harvesters and food processing systems, has strengthened. However, Europe, a major market for FMC products, remains weak. Profits of $11 million were up significantly from $4 million last year on the strength of sales gains in the Energy and Transportation businesses and improved manufacturing efficiencies and cost structure in the Food Machinery businesses.
Machinery and Equipment backlog was $499 million at the end of the quarter, up from $333 million from the beginning of the year due to recently completed acquisitions.

On June 20, 1994, FMC completed the sale of its palletizer product line to Simplimatic Engineering
Company, a Lynchburg, Va. based product handling and automation subsidiary of Paris-based CarnaudMetalbox.

Certain corporate income and expense items are not allocated to specific business segments due to their nature. Such items resulted in lower net expense compared to the prior-year period due primarily to the company's cost saving efforts.

The effective tax rates for the quarters ended June 30, 1994 and 1993 were 32 percent and 26 percent, respectively. The increase is primarily due to lower
1994 depletion benefits and higher taxes on repatriated earnings.

       Six months 1994 compared to six months 1993

              Industry Segment Data (Unaudited)
                   (Dollars in millions)

                                        Six Months Ended
                                             June 30

                                       1994         1993
Sales

   Industrial Chemicals (1)          $  418.2      $435.9
   Performance Chemicals (1)            549.5       528.0
   Precious Metals                       38.7        72.6
   Defense Systems                      525.4       468.0
   Machinery and Equipment              445.2       393.3
   Eliminations                         (14.9)      (16.8)
                                     $1,962.1    $1,881.0

Income before taxes

   Industrial Chemicals(1)           $   63.6    $   36.7
   Performance Chemicals(1)             104.2       105.6
   Precious Metals                       (0.3)        8.2
   Defense Systems                       88.4        75.7
   Machinery and Equipment               18.8         6.8
   Operating profit                     274.7       233.0

   Corporate and other               $  (52.6)      (58.2)
   Net interest expense                 (29.5)      (32.6)
   Other income and (expense), net        9.4         5.1
   Minority interest (2)                (35.2)       (0.7)
   Total                             $  166.8    $  146.6

(1) Certain chemical products with high value-added content and specialty applications that formerly had been included in the Industrial Chemicals segment have been reclassified to the Performance Chemicals segment. Results for both
    Industrial and Performance Chemicals have been restated for comparative reporting purposes.

(2) Minority interests relates primarily to Defense
    Systems (33.5) and Precious Metals (0.9) in 1994 and Precious
    Metals in 1993.

Sales of $2.0 billion in the first half of 1994
increased 4 percent from $1.9 billion in the 1993 period. Earnings of $196 million before interest and taxes increased 10 percent compared with the first half of 1993. Strong growth at Performance Chemicals, improved manufacturing efficiencies and cost improvements at Industrial Chemicals, and the successful integration of acquisitions and growth at Machinery and Equipment more than offset the expected declines in Defense and Precious Metals. Corporate and other expenses of $53 million declined 9 percent, reflecting the company's cost-savings efforts. Net interest expense declined 9 percent to $30 million, reflecting lower debt balances and successful refinancing in 1993.
For the first six months of 1994, income before extraordinary items increased 5 percent to $113 million.

Primary earnings per share were $3.06 compared with $2.93 per share last year. After extraordinary items related to debt refinancing, net income for the first half of 1993 was $103 million or $2.80 per share.

Industrial Chemicals sales of $418 million declined 4 percent in the first half of 1994 as compared to the year ago period. Despite a decline in sales, profits of $64 million increased significantly compared with $37 million last year. Profits benefited from improved performance of the European chemical operations, strong growth at Peroxygen, improved manufacturing efficiencies, and cost-paring throughout the segment.
These favorable impacts were partially offset by lower soda ash pricing and volumes and the expected continued decline of phosphorus volumes in the home laundry detergent market.

Performance Chemicals sales of $549 million rose 4 percent compared with $528 million in last year's period. Results benefited from continued strong growth in existing and new applications for food ingredients products, a recovery in the domestic market for lithium products, higher volumes and new formulations for pharmaceutical ingredients used in over-the-counter medications and strong agricultural chemicals volumes throughout North America. Despite significantly higher research, marketing and sales spending to support the commercialization of two new herbicides and the future growth of the pharmaceutical and food ingredients businesses, profits of $104 million remained strong compared with $106 million in last year's quarter.

Precious Metals sales of $39 million declined from sales of $73 million in last year's period and a loss of $0.3 million was recognized in contrast to profits of $8 million in last year's period. The closure of the Paradise Peak mine in 1993, higher costs of mining activity at Jerritt Canyon, and continued exploration spending contributed to the segment's reduced profitability.

Defense Systems sales were $525 million for the first half of 1994 compared to $468 million for the same period last year. The consolidation of United Defense, L.P. more than offset the expected production declines in Ground and Armament Systems. Profits (after the limited partner's share of United Defense earnings) totaled $55 million in the first half of 1994 as compared to profits of $76 million for the same period in 1993. The lower profits primarily reflect the reduced production rate of Bradley Fighting Vehicles and the shutdown of the Vertical Launching Systems production line in fourth quarter 1993, partially offset by a more profitable mix of business and improved cost performance. Defense backlog stood at $1.3 billion at the end of the quarter, up from $1.1 billion at the beginning of the year, reflecting the formation of United Defense.

As announced during the first half of 1994, UDLP was designated by the Department of the Army to be the prime contractor and systems integrator for the Bradley
Modernization Program. As prime contractor, UDLP is strategically positioned to lead the design and development of the electronic system to improve fire control and integrate communications hardware and software on the battlefield.

Machinery and Equipment sales of $445 million rose 13
percent from $393 million, and profits increased to $19 million from $7 million. Results benefited from winning major international contracts that resulted in higher volumes of wellheads, trees and subsea equipment compared with last year's period. Results also benefited from the successful integration and growth of recent oil field services acquisitions, as well as market share gains in the energy equipment business and an improving North American market for Food Machinery products. During the first half of 1994, the Energy business established a joint venture in Oman, shipped its first product from a new joint venture in Russia, and with its Brazilian partner, completed construction of the world's deepest subsea well.

Food Machinery sales remained flat during the first half of 1994 as several of our food machinery markets, particularly in Europe, showed no signs of recovery.
However, profits increased in the first half of 1994 compared to 1993 due to continued cost-cutting and improved manufacturing efficiencies throughout the businesses. Machinery and Equipment backlog stood at $499 million at the end of the quarter, up from $333 million at the beginning of the year due to recently completed acquisitions.

The effective tax rates for the six-month periods ended
June 30, 1994 and 1993 were 32 percent and 26 percent, respectively. The increase is primarily due to lower
1994 depletion benefits and higher taxes on repatriated earnings.

                  OTHER FINANCIAL INFORMATION

FMC's backlog of unfilled orders as of June 30, 1994 was $1.8 billion. Backlogs are not reported for Industrial
Chemicals, Performance Chemicals, and Precious Metals due to the nature of these businesses.

                INDEPENDENT ACCOUNTANTS' REPORT

A report by KPMG Peat Marwick, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended June 30, 1994 is included on page 18.

A report by Ernst and Young, UDLP's independent accountants, on the financial statements referred to by KPMG Peat Marwick in its report noted above is included on page 19.

SIGNATURE


                Independent Accountants' Report



The Board of Directors
FMC Corporation:




We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of June 30, 1994, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1994 and 1993, and the related consolidated statements of cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the company's management.

We were funished with the report of other accountants on their review of the interim financial information of United Defense, L.P., whose total assets as of June 30, 1994, and whose revenues for the three-month and six-month periods ended June 30, 1994 constituted 15 percent, 27 percent, and 27 percent, respectively, of the related consolidated totals.

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

Based on our review and the report of other accountants, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.




KPMG Peat Marwick

Chicago, Illinois
July 19, 1994

SIGNATURE


            Independent Accountants' Review Report



Partners
United Defense LP
Arlington, Virginia



We have reviewed the accompanying balance sheet of United Defense LP as of June 30, 1994, and the related statements of income for the three-month period ended
June 30, 1994 and the six-month period from the effective date of the Partnership (January 1, 1994) through June 30, 1994 and the statements of partners' equity and cash flows for the six-month period from the effective date of the Partnership (January 1, 1994) through June 30, 1994. These financial statements are the responsibility of the Partnership's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.




Ernst & Young LLP


Washington, D.C.
July 15, 1994

                  PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Registrant's Annual Meeting of Stockholders was held on April 15, 1994. At the meeting, stockholders voted on
(i) the election of four directors, and (ii) ratification of the appointment of KPMG Peat Marwick as Registrant's independent auditors for 1994. Voting on each such matter was as follows:

                              Votes     Votes    Withheld/  Broker
                               For     Against  Abstentions Non-Votes
1. Election of Directors:

 L. D. Brady                33,471,548      -      354,113       -
 P. A. Buffler              33,232,762      -      592,899       -
 R. H. Malott               33,436,076      -      389,585       -
 C. Yeutter                 33,480,327      -      345,334       -

2. Ratification of Auditors 33,577,693  117,067    130,901       -


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

                                            Page Number in
     Number in                            Document Numbering
   Exhibit Table     Description                System

       11 Statement re: computation Document type 2, page 2 of per share earnings assuming full dilution

       15      Letters re: unaudited      Document type 2, pages 3
               interim financial           and 4
               information


   (b) Reports on Form 8-K

   Form 8-K dated May 9, 1994 announcing Arthur D. Lyon's departure from the company.

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 FMC CORPORATION
                                  (Registrant)






Date: August 12, 1994       Frank A. Riddick, III
                            Controller and duly authorized
                            officer

      PAGE 0
DOCUMENT HEADER
DOCUMENT DESCRIPTION EXHIBIT INDEX
DOCUMENT TYPE 2
COUNT 1


      PAGE 1

                         EXHIBIT INDEX

                                           Page Number in
     Number in                           Document Numbering
   Exhibit Table  Description                  System

       11         Statement re: computation         2
                  of per share earnings
                  assuming full dilution

       15         Letter re: unaudited              3
                  interim financial
                  information

      15          Letter re: unaudited              4
                  interim financial
                  information (Ernst & Young)


      PAGE 2
                                              FMC Corporation
                                              Quarterly Report
                                              on Form 10-Q for
                                              June 30, 1994

Exhibit 11  Statement re:
            Computation of Per Share Earnings Assuming
            Full Dilution (Unaudited)
            (In thousands, except per share data)


                             Three Months        Six Months
                           Ended June 30        Ended June 30
                            1994     1993          1994     1993

Earnings:
  Net income              $67,317   $57,871  $113,404     $103,311
  Pro forma earnings
   applicable
   to common stock        $67,317   $57,871  $113,404     $103,311
  After-tax interest on
   7 1/2% zero-coupon
   debentures                   -     1,945         -        3,818

  Pro forma earnings
   applicable
   to common stock        $67,317   $59,816  $113,404     $107,129


Shares:
  Average number of shares
  of common stock and
  common stock equivalents
   outstanding             37,070    36,913    37,049       36,917
  Additional shares assuming
  conversion of:
  Stock options                31         -        25            4
  7 1/2% zero coupon
   debentures                   -     2,869         -        2,869
  Pro forma shares         37,101    39,782    37,074       39,790

  Earnings per common share
  assuming full dilution   $ 1.81   $  1.50    $ 3.06     $   2.69






      PAGE 3
                                               FMC Corporation
SIGNATURE                                      Quarterly Report
                                               on Form 10-Q for
                                               June 30, 1994

Exhibit 15
Letter re: Unaudited Interim Financial Information










FMC Corporation
Chicago, Illinois


Gentlemen:

Re: Registration Statement No. 33-10661 and No. 33-7749 on Form S-8 and Registration Statement No. 33-45648 on Form
S-3.

With respect to the subject registration statements, we acknowledge our awareness of the incorporation by reference therein of our report dated July 19, 1994, related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of the Act.



Very truly yours,



Chicago, Illinois
August 11, 1994

      PAGE 4
                                               FMC Corporation
SIGNATURE                                      Quarterly Report
                                               on Form 10-Q for
                                               June 30, 1994

Exhibit 15
Letter re: Unaudited Interim Financial Information







August 8, 1994


Securities and Exchange Commission
Washington, D.C., 20549


We are aware of the incorporation by reference in the Registration Statements (Form S-3 No. 33-45648, Form S-
8 No. 33-10661 and Form S-8 No. 33-7749) of FMC
Corporation for the registration of its common stock of our report dated July 15, 1994 relating to the unaudited interim financial statements of United
Defense LP which is included in the Form 10-Q of FMC
Corporation for the quarter ended June 30, 1994.

Pursuant to Rule 436(c) of the Securities Act of
1933, our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.





Ernst & Young LLP