Form 10-Q
period 1994-09-30
FMC CORP
filed 1994-11-14
CIK 37785

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1994
                                       or
             ( ) Transition Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934

              For the transition period from ________ to ________

                         Commission File Number 1-2376

                                FMC Corporation
             --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                        94-0479804
            --------------------------------------------------------
              (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)     Identification No.)

              200 East Randolph Drive, Chicago, Illinois    60601
           ----------------------------------------------------------
                                  (312) 861-6000
                        ------------------------------------
                          (Registrant's telephone number,
                                including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X      No
                                -----        ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding at September 30, 1994
- - ---------------------------------------  ---------------------------------
Common Stock, par value $0.10 per share               36,462,177

     PAGE 2
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

 ITEM 1. FINANCIAL STATEMENTS
- - -----------------------------
 FMC Corporation and Consolidated Subsidiaries
- - ------------------------------------------------
 Consolidated Statements of Income (Unaudited)
- - ------------------------------------------------
(In thousands, except per share data)


                                      Three Months             Nine Months
                                   Ended September 30      Ended September 30
                                 ----------------------  ----------------------
                                    1994        1993        1994        1993
                                 ----------    --------  ----------  ----------
Revenue:
     Sales                       $1,009,609    $926,512  $2,971,673  $2,807,464
     Equity in net earnings
      of affiliates                   1,599       1,422       5,101       4,363
     Other revenue                    4,052       2,634      30,176      16,289
                                 ----------    --------  ----------  ----------
      Total revenue               1,015,260     930,568   3,006,950   2,828,116
                                 ----------    --------  ----------  ----------

Costs and expenses:
     Cost of sales                  750,148     704,310   2,153,837   2,097,658
     Selling, general and
      administrative expenses       149,034     133,841     437,952     393,622
     Research and development        40,591      35,661     117,633     105,274
     Other (income) and
      expense, net                   (4,291)     (4,489)    (13,676)     (9,620)
                                 ----------    --------  ----------  ----------
       Total costs and expenses     935,482     869,323   2,695,746   2,586,934
                                 ----------    --------  ----------  ----------

Earnings before interest,
  minority interests, and taxes      79,778      61,245     311,204     241,182
     Minority interests              15,344         766      50,543       1,512
     Interest income                  1,636       2,700       5,310       8,179
     Interest expense                18,206      17,465      51,336      55,560
                                 ----------    --------  ----------  ----------

Income before income taxes           47,864      45,714     214,635     192,289
Provision for income taxes           13,169      10,428      66,536      49,009
                                 ----------    --------  ----------  ----------

Income before extraordinary
  item                               34,695      35,286     148,099     143,280
Extraordinary item related to
  debt refinancing, net of
  taxes (Note 3)                          -           -           -      (4,683)
                                 ----------    --------  ----------  ----------
Net income                       $   34,695    $ 35,286  $  148,099  $  138,597
                                 ==========    ========  ==========  ==========
Average number of shares:
   Primary                           37,298      36,958      37,137      36,935
                                 ==========    ========  ==========  ==========
   Fully diluted                     37,465      38,393      37,211      39,233
                                 ==========    ========  ==========  ==========
Earnings per common share:
     Primary:
     Income before
      extraordinary item         $     0.93    $   0.95  $     3.99  $     3.88
     Extraordinary item                   -           -           -       (0.13)
                                 ----------    --------  ----------  ----------
     Net income                  $     0.93    $   0.95  $     3.99  $     3.75
                                 ==========    ========  ==========  ==========
     Fully diluted:
     Income before
      extraordinary item         $     0.93    $   0.94  $     3.98  $     3.77
     Extraordinary item                   -           -           -       (0.12)
                                 ----------    --------  ----------  ----------
     Net income                  $     0.93    $   0.94  $     3.98  $     3.65
                                 ==========    ========  ==========  ==========

 See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
- - ---------------------------------------------
Consolidated Balance Sheets
- - ---------------------------
 (In thousands, except per share data)

                                                  September 30
                                                     1994        December 31
Assets:                                           (Unaudited)       1993
- - -------                                           ------------   -----------
Current assets:
     Cash                                          $   17,758    $   20,450
     Marketable securities                             96,786        57,071
     Trade receivables, net of allowance
      for doubtful accounts of $9,561 and
      $9,086 in 1994 and 1993, respectively           652,423       573,181
     Inventories                                      430,372       268,107
     Other current assets                             169,231       143,439
     Deferred income taxes                            109,012       129,479
                                                   ----------    ----------
   Total current assets                             1,475,582     1,191,727

Investments and other                                 155,450        76,197
Property, plant and equipment                       3,803,372     3,498,394
     Less -- accumulated depreciation               2,307,463     2,108,145
                                                   ----------    ----------

     Net property, plant and equipment              1,495,909     1,390,249
                                                   ----------    ----------

Patents, deferred charges, and intangibles
  of acquired companies                               157,566        91,741
Deferred income taxes                                  76,558        95,199
                                                   ----------    ----------
Total assets                                       $3,361,065    $2,845,113
                                                   ==========    ==========

Liabilities and Stockholders' Equity
- - ------------------------------------
Current liabilities:
     Short-term debt                               $   55,099    $   66,904
     Accounts payable, trade and other                658,125       501,163
     Accrued and other liabilities                    542,592       481,357
     Current portion of long-term debt                 17,862        15,029
     Current portion of accrued pension
      and other postretirement benefits                23,136        37,119
     Income taxes payable                              83,354        86,432
                                                   ----------    ----------

     Total current liabilities                      1,380,168     1,188,004
                                                   ----------    ----------
Long-term debt, less current portion                  878,242       749,855
Accrued pension and other postretirement
  benefits, less current portion                      304,652       302,725
Reserve for discontinued operations
  and restructuring                                   286,968       344,267
Minority interests in consolidated
  companies                                           118,551        43,379
Stockholders' equity:
     Common stock, $0.10 par value,
     authorized 60,000,000 shares;
     issued 36,760,028 shares in
     1994 and 36,278,032 shares
     in 1993                                            3,676         3,647
     Capital in excess of par value of
       capital stock                                   88,663        79,582
     Retained earnings                                355,232       207,133
     Foreign currency translation adjustment          (46,062)      (64,766)
     Treasury stock, common, at cost;
     297,851 shares in 1994 and
     289,146 shares in 1993                            (9,025)       (8,713)
                                                   ----------    ----------
    Total stockholders' equity                        392,484       216,883
                                                   ----------    ----------
Total liabilities and stockholders'
  equity                                           $3,361,065    $2,845,113
                                                   ==========    ==========

See accompanying notes to consolidated financial statements.


FMC Corporation and Consolidated Subsidiaries
- - ---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
- - -------------------------------------------------
(Dollars in thousands)

                                                   Nine Months
                                               Ended September 30
                                              ---------------------
                                                1994         1993
                                              ---------    --------
Reconciliation from income before
  extraordinary item to cash provided by
  operating activities:
Income before extraordinary item:             $ 148,099    $143,280

Adjustments for non-cash components:
   Depreciation and amortization                165,846     165,242
   Deferred income taxes                         36,738      14,661
   Equity in net earnings of affiliates          (5,101)     (4,363)
   Amortization of accrued pension costs         (8,643)     (4,611)
   Interest on zero-coupon senior
    subordinated convertible debentures               -       7,419
   Minority interests                            50,543       1,512
   Other                                         (3,171)      5,686
                                              ---------    --------
                                                384,311     328,826
                                              ---------    --------

Tax benefit of extraordinary item                     -       2,664
                                              ---------    --------

(Increase) decrease in assets
   Trade receivables                            (70,840)    (40,421)
   Inventories                                  (73,797)     48,000
   Other current assets                         (24,897)    (18,667)
(Decrease) increase in liabilities
   Accounts payable and accruals                107,005      (4,784)
   Income taxes payable                          (3,159)     (6,588)
   Restructuring reserve                        (36,280)          -
   Accrued pension and other
     postretirement benefits, net               (12,555)    (11,409)
                                              ---------    --------
                                               (114,523)    (33,869)
                                              ---------    --------

Cash provided by operating activities         $ 269,788    $297,621
                                              =========    ========



Supplemental disclosure of cash flow information
- - ------------------------------------------------
Cash paid for interest was $46.6 million and $42.7 million, and cash paid for income taxes, net of refunds, was $28.1 million and $29.3 million for the nine-month periods ended September 30, 1994 and 1993, respectively.



See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
- - ---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
- - -------------------------------------------------
(Dollars in thousands)

                                                    Nine Months
                                                Ended September 30
                                               --------------------
                                                  1994      1993
                                               ---------  ---------
Cash provided by operating activities          $ 269,788  $ 297,621
                                               ---------  ---------


Cash required by discontinued
 operations                                      (18,649)   (17,052)
                                               ---------  ---------

Cash provided (required) by investing
 activities:
     Capital spending                           (235,252)  (175,645)
     Disposal of property, plant and
      equipment                                    9,683      6,347
     (Increase) decrease in investments
       and other                                 (76,904)     5,965
                                               ---------  ---------
                                                (302,473)  (163,333)
                                               ---------  ---------

Cash provided (required) by financing
 activities:
     Net (decrease) in short-term debt           (12,393)   (22,735)
     Net borrowings under credit facilities      110,000     92,000
     Proceeds from issuance of domestic
      long-term debt                              90,000    198,915
     Repayment of domestic long-term debt         (2,802)  (228,501)
     Net (decrease) in foreign
      long-term debt                             (66,534)   (26,989)
     Distributions to limited partner            (40,784)         -
     Premium on early retirement of debt               -     (3,413)
     Issuance of capital stock, net                8,798      2,676
                                               ---------  ---------
                                                  86,285     11,953
                                               ---------  ---------

Effect of exchange rate changes on cash
 and marketable securities                         2,072     (3,417)
                                               ---------  ---------

Increase in cash and marketable
 securities                                       37,023    125,772

Cash and marketable securities, beginning
 of year                                          77,521     24,278
                                               ---------  ---------

Cash and marketable securities, end
 of period                                     $ 114,544  $ 150,050
                                               =========  =========



See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
- - ---------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
- - ------------------------------------------------------

Note 1:  Financial information
- - ------------------------------
The consolidated balance sheet at September 30, 1994, and the related statements of income and cash flows for the interim periods ended September 30, 1994 and 1993 have been reviewed by FMC's independent auditors. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 1994 and 1993 are not necessarily indicative of the results of operations for the full year.

At December 31, 1993, reserves for potential environmental obligations were recorded net of $54 million in recoveries, including recoveries from insurance companies, the federal government and other potentially responsible parties. Beginning in 1994, recoveries, excluding those relating to discontinued operations, are recorded as an asset and those relating to discontinued operations remain recorded in the reserve for discontinued operations and restructuring. At September 30, 1994, recoveries of $32 million and $18 million, are recorded as an asset and as an offset to the reserve for discontinued operations and restructuring, respectively. Recoveries will continue to be recorded when probable and reasonably estimable.

Certain prior period balances have been reclassified to conform with the current period's presentation.

The accounting policies followed by the company are set forth in Note 1 to the company's financial statements in the 1993 FMC Corporation Annual Report, which is incorporated by reference in Form 10-K.


Note 2:  Other income and expense, net
- - --------------------------------------
Other income and expense, net in the three-month periods ended September 30, 1994 and 1993 includes pension-related income of $2.9 million and $2.1 million, respectively, and LIFO-related income of $1.4 million and $2.4 million ($0.02 and $0.04 per share), respectively.

Other income and expense, net in the nine-month periods ended September 30, 1994 and 1993 includes pension-related income of $8.6 million and $4.6 million, respectively, and LIFO-related income of $5.0 million and $5.0 million ($0.08 and $0.08 per share), respectively.

Note 3:  Long-term debt
- - -----------------------
On September 1, 1994, Sweetwater County, Wyoming issued $45 million of Solid Waste Disposal Revenue Bonds. The proceeds were loaned to the company pursuant to a Loan Agreement dated September 1, 1994 which includes an interest rate of
6.9 percent payable semi-annually through maturity, September 1, 2024.

On June 1, 1994, Sweetwater County, Wyoming issued $45 million of Solid Waste Disposal Revenue Bonds. The proceeds were loaned to the company pursuant to a Loan Agreement dated June 1, 1994 which includes an interest rate of 7 percent payable semi-annually through maturity, June 1, 2024.

The loan proceeds from the two issues described above were recorded in investments and are being used to fund a $90 million capital investment in the soda ash business.

At September 30, 1994 the company had a maximum credit limit of $500 million under its Revolving Credit Agreements. During the first quarter of 1994, the company modified its Revolving Credit Agreement whereby the maximum credit limit was reduced from $700 million to $500 million. On April 25, 1994 FMC further modified its Revolving Credit Agreement whereby the maximum credit limit was reduced from $500 million to $250 million. Also on April 25, the company entered into a new 364 day Revolving Credit Agreement with a maximum credit limit of $250 million. Terms of the new agreement are virtually identical to those of the previous $700 million agreement.

During the first nine months of 1993, the company repurchased the remaining $655 million, less unamortized discount of $481 million, of 7-1/2% zero coupon senior subordinated convertible debentures with an original maturity date of 2011, $32 million of 7-1/2% sinking fund debentures, originally due 2001, and $19 million of industrial revenue bonds. As a result of the write-off of unamortized debt issue costs, as well as other costs and expenses included, the company incurred an extraordinary charge of $4.7 million, net of tax benefits of $2.7 million for the nine-month period ended September 30, 1993.

In August 1993, the company issued $200 million of 6.375% senior notes due 2003. The proceeds were used to reduce advances under the predecessor revolving credit agreement.

Note 4:  Acquisitions
- - ---------------------
On June 24, 1994, the company acquired the Fluid Control Systems product line from National-Oilwell, a Houston-based oil field equipment company. The Fluid Control Systems product line is a leader in a variety of high-performance oil field applications, including engineered production and injection manifolds, a family of valves and fittings used to control and distribute the flow of production from oil and gas wells. Fluid Control Systems will be part of the Fluid Control division within the Energy and Transportation Equipment Group.

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

The company also completed a number of other smaller acquisitions during the nine-month periods ended September 30, 1994 and 1993 respectively.

The purchase prices for the aforementioned acquisitions were satisfied from operations supplemented with cash, marketable securities, and long-term financing. The company has accounted for these acquisitions by the purchase method. These acquisitions did not have a material impact on the consolidated results of operations.


Note 5: Accounting Standards Adopted
- - ------------------------------------
Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" was adopted by the company effective January 1, 1994. Statement No. 112 requires accrual of the expected cost of providing certain benefits to former or inactive employees after employment but before retirement. The effect of adoption was not material, and accordingly, has been included as part of costs and expenses.

Note 6:  Formation of United Defense, L.P.
- - ------------------------------------------
On January 28, 1994, FMC and Harsco Corporation ("Harsco") announced completion of a series of agreements, first announced in December 1992, to combine certain assets and liabilities of FMC's Defense Systems Group ("DSG") and Harsco's BMY Combat Systems Division ("BMY"). The effective date of the combination was January 1, 1994. The combined company, United Defense, L. P. ("UDLP"), operates as a limited partnership, with FMC as the Managing General Partner with a 60 percent equity interest and Harsco Defense Holding as the Limited Partner holding a 40 percent equity interest.

Beginning in the first quarter 1994, all sales and earnings of UDLP are included in FMC's consolidated financial statements. The limited partner's share of the partnership's earnings is included in minority interest. Sales and profits for 1994 versus 1993 are affected by the formation of the venture. All of the assets and liabilities of UDLP are also consolidated in the balance sheet resulting in increases to trade receivables, inventories, deferred charges, accounts payable, and minority interests.

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


(Dollars in millions,                  Three Months Ended     Nine Months Ended
except per share amounts)              September 30, 1993     September 30, 1993
                                       ------------------     ------------------
Revenue                                        994                  3,078
Net Income                                      32                    134
Earnings per common share:
   Primary                                    0.87                   3.63
   Fully diluted                              0.86                   3.54



Note 7:  Accounting Standards Not Adopted
- - -----------------------------------------
Statement of Financial Accounting Standards No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," was issued by the Financial Accounting Standards Board in October 1994. The statement requires disclosures about derivative financial instruments--futures, forward, swap and option contracts, and other financial instruments with similar characteristics. The Statement is effective for financial statements issued for fiscal years ending after December 15, 1994. The company plans to adopt the new standard for the financial statements included in the annual report to shareholders for 1994.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- - -------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

                              FINANCIAL CONDITION
                              -------------------

As of September 30, 1994, the company's committed credit line under the Revolving Credit Agreements exceeded committed and uncommitted facility borrowings by $390 million.

Certain balance sheet accounts including Trade Receivables, Inventories, Deferred Charges, and Accounts Payable at September 30, 1994 have increased compared to December 31, 1993 primarily due to the formation of United Defense, L.P., acquisitions, and the cyclical nature of certain businesses.

On September 1, 1994, Sweetwater County, Wyoming issued an additional $45 million of Solid Waste Disposal Revenue Bonds. The proceeds were loaned to the company pursuant to a Loan Agreement dated September 1, 1994 which includes an interest rate of 6.9 percent payable semi-annually through maturity, September 1, 2024. On June 1, 1994, Sweetwater County, Wyoming issued $45 million of Solid Waste Disposal Revenue Bonds. The proceeds were loaned to the company pursuant to a Loan Agreement dated June 1, 1994 which includes an interest rate of 7 percent payable semi-annually through maturity, June 1, 2024. The loan proceeds from both issues were recorded in investments and are being used to fund a soda ash business capital project which is more fully described below.

Spending charged to the restructuring reserve, primarily for severance, downsizing, consolidations, and product line rationalizations was $14 million in the third quarter and $36 million year-to-date. In the second quarter, the company initiated the planned program to reduce functional support staff across the company. The company is reducing functional staffing levels by approximately 1,000 positions, and the program is expected to be largely completed by year-end 1994. The costs associated with this reduction were included in the $172.3 million restructuring reserve provided in 1993. In the third quarter, the company continued severance and downsizing activities in the industrial chemicals and machinery and equipment segments. Projected cash requirements for the remainder of 1994 are approximately $15-20 million for severance, downsizing and other restructuring related costs. The company estimates the restructuring efforts will reduce cost levels an average of $70 million per year in 1995 and 1996 compared to 1993.

On May 4, 1994 FMC Gold Company, an 80% owned subsidiary of FMC, announced plans to invest $57 million to develop the Beartrack property located near Salmon, Idaho. The decision to proceed with the development was based largely on improved project economics and issuance of a biological opinion by the National Marine Fisheries Service ("NMFS") that the proposed Beartrack mine was "not likely to jeopardize" the continued existence of the Snake River salmon. The company has submitted a request to the Army Corps of Engineers ("ACOE") for renewal of one of the permits necessary to complete construction of the Beartrack mine. ACOE is studying that request at this time, and the company is participating actively in ACOE's review.

On October 21, 1994, the Sierra Club Legal Defense Fund, Inc., ("Sierra"), on behalf of certain other organizations, sued NMFS and other federal agencies for violation of the Endangered Species Act (the "Act") alleging that NMFS' biological opinion failed to satisfy the requirements of the Act.

During the third quarter of 1994, the Pacific Rivers Council and the Wilderness Society (the "PRC"), represented by Sierra and others, in a lawsuit currently pending in Federal District Court in Idaho (Pacific Rivers Council v. Thomas), filed a motion seeking an injunction against all ongoing and future forest activities which may affect endangered salmon, including mining, within various national forests in Idaho including the Salmon National Forest in which the Beartrack property is located. In that lawsuit, the PRC seeks to require the U.S. Forest Service to consult under the Act with the NMFS regarding existing land resource management plans for the subject forests and their potential impacts on endangered salmon. If the injunction sought by the PRC were to enter, further development and operation of the Beartrack property could be halted. The company, along with other mining and timber companies, has been granted limited leave to intervene in the lawsuit and has filed a memorandum in opposition to the PRC's motion for an injunction at least as it might apply to the Beartrack property based on, inter alia, the fact that the company has already obtained the requisite biological opinion by NMFS and the fact that the Beartrack property is at least 6.5 miles from the closest habitat for salmon.

The company believes that the biological opinion was carefully considered and fully supported by the record and that it will prevail in Sierra's lawsuit and in the PRC's broad-based attempt to enjoin further development. Accordingly, the company intends to continue development of Beartrack.

The Beartrack property encompasses approximately 30 square miles of mining claims and contains approximately one million ounces of proven and probable reserves. At October 31, 1994 FMC Gold Company's investment in Beartrack was approximately $34 million. In addition, FMC Gold had commitments of approximately $14 million relating to Beartrack.

During the first half of 1994, FMC announced the first phase of a major investment in the soda ash business. The $90 million investment is expected to lower soda ash production costs at FMC's Green River facility. Construction is currently underway, and the project is scheduled for completion in 1996.

At the October 1994 FMC Board of Directors meeting, a $50 million project was approved to develop a lithium resource in Argentina, which will combine a high-quality brine resource with new extraction technologies. Development of this resource is expected to improve FMC's competitive position, particularly in the specialty lithium compound markets, where growth efforts are focused. The project is scheduled for completion in 1997 and will replace our existing lithium resource located in North Carolina.

On November 2, 1994 FMC announced that its Board of Directors approved a capital expenditure of $88 million to build a manufacturing facility to produce a new family of herbicides developed by its Agricultural Chemical Group. The new facility will be built at FMC's existing Baltimore site, and construction is expected to be completed by mid-1996.

The first new herbicide to be manufactured at the plant will be sulfentrazone, a new pre-emergent broad-leaved herbicide for the control of weeds in soybeans and sugarcane. Sulfentrazone controls many economically important weeds, including morning glory and nutsedge. FMC submitted the registration package for sulfentrazone to the U.S. Environmental Protection Agency this past August and expects registration in time for the 1997 soybean planting season.

Expected cash requirements for the remainder of 1994 include approximately $75-125 million for planned capital expenditures and potential acquisitions, and net after-tax interest payments of approximately $10 million based on current debt levels. Cash to meet these requirements is expected to be provided by the company's operations supplemented, if necessary, with cash balances and available credit facilities.


                             RESULTS OF OPERATIONS
                             ---------------------

               Third quarter 1994 compared to third quarter 1993
               -------------------------------------------------

                       Industry Segment Data (Unaudited)
                      -----------------------------------
                             (Dollars in millions)

                                                 Three Months Ended
                                                    September 30
                                                --------------------
                                                  1994         1993
                                                --------      ------
Sales
- - -----
   Performance Chemicals (1)                    $  265.2      $237.7
   Industrial Chemicals (1)                        212.3       215.3
   Machinery and Equipment                         242.6       218.7
   Defense Systems                                 286.3       236.0
   Precious Metals                                  11.3        26.3
   Elimination                                      (8.1)       (7.5)
                                                --------      ------
                                                $1,009.6      $926.5
                                                ========      ======

Income before taxes
- - -------------------
   Performance Chemicals (1)                    $   43.2      $ 28.0
   Industrial Chemicals (1)                         27.2        20.1
   Machinery and Equipment                           5.6        (4.6)
   Defense Systems                                  39.2        40.0
   Precious Metals                                  (7.3)        1.4
                                                --------      ------
   Operating profit                                107.9        84.9

   Corporate and other                             (32.4)      (28.1)
   Net interest expense                            (16.6)      (14.8)
   Other income and (expense), net                   4.3         4.5
   Minority interests (2)                          (15.3)       (0.8)
                                                --------      ------
   Total                                        $   47.9      $ 45.7
                                                ========      ======

(1) Certain chemical products with high value-added content and specialty applications that formerly had been included in the Industrial Chemicals segment have been reclassified to the Performance Chemicals segment. Results in 1993 for both Industrial and Performance Chemicals have been restated for comparative reporting purposes.

(2) Minority interests in 1994 relates primarily to Defense Systems - $(15.9) million - and Precious Metals - $1.0 million. Minority interests in 1993 relates primarily to Precious Metals.

Sales of $1,010 million in the third quarter of 1994 increased 9 percent compared with the prior-year quarter, primarily due to increases in Defense Systems, Energy and Transportation Equipment and Agricultural Chemicals, partially offset by expected declines in Precious Metals. Earnings before interest and taxes increased 7 percent to $64 million compared with $60 million in the prior-year quarter. Strong results from Machinery and Equipment, Agricultural Chemicals, improving European chemical operations and cost paring within Industrial Chemicals, more than offset the expected declines in Defense and Precious Metals. Net interest expense of $17 million increased 12 percent over the prior-year quarter reflecting higher interest rates in the third quarter of 1994.

Income before extraordinary item of $35 million was even with $35 million in the third quarter of 1993. Primary earnings per share were $0.93 compared with $0.95 last year.

Performance Chemicals sales of $265 million increased 12 percent, compared with sales of $238 million in last year's period primarily, due to increases in Agricultural Chemicals. Agricultural Chemicals' results reflect strong North American and Asian sales. Volume gains in North America were driven by new product registrations and emergency registrations for rescue markets. Food Ingredients, Pharmaceuticals and Lithium also posted sales gains in the quarter. Profits of $43 million increased 54 percent over last year, despite stepped-up research and development expenses to support the commercialization of a new class of herbicides, higher sales and marketing expenses to expand the global market positions of the food ingredients and pharmaceutical businesses, and spending to develop a new, high-quality lithium brine resource in Argentina.

Industrial Chemicals sales of $212 million decreased slightly compared with $215 million in the prior-year quarter. Profits of $27 million for the segment were 35 percent higher, reflecting the improved performance of the European chemical operations and cost-paring throughout the segment in 1994. Market conditions in Industrial Chemicals continue to improve, and the company recently announced modest price increases for many of its industrial chemicals, including hydrogen peroxide and soda ash.

Machinery and Equipment sales of $243 million increased 11 percent, primarily reflecting the second-quarter Jetway Systems acquisition. Profits of $6 million compared with a loss of $5 million last year primarily on the strength of improved manufacturing efficiencies and cost structure in the Food Machinery businesses. Machinery and Equipment backlog was $513 million at the end of the quarter, up from $333 million from the beginning of the year due to recently completed acquisitions.

Defense Systems sales of $286 million increased 21 percent from $236 million in last year's quarter. The 100 percent consolidation of United Defense, L.P. more than offset the expected production declines in Ground and Armament Systems Divisions. Profits (after the limited partner's share of United Defense earnings) totaled $23 million in the 1994 third quarter as compared to profits of $40 million in third quarter 1993. Lower profits in 1994 primarily reflect the aforementioned production declines partially offset by a more profitable mix of business and favorable cost performance. Defense backlog was $1.2 billion at the end of the quarter, up from $1.1 billion at the end of 1993, as the formation of United Defense offset decreases in Ground and Armament Systems Divisions.

The joint venture in Turkey to produce armored fighting vehicles for the Turkish army continues to encounter delays in the acceptance of vehicles and delays in receipt of payment for outstanding receivables. Based on progress to date, the joint venture expects to resolve such delays in the near future. Negotiations with the customer are continuing. The joint venture is accounted for as an investment, and income is recognized as dividends, royalties, and technical fees are received.

As expected, Precious Metals sales of $11 million declined compared with last year's third quarter sales of $26 million. The segment posted a loss of $7.3 million, reflecting the closing of the Paradise Peak mine in 1993, the higher costs of mining activity at Jerritt Canyon, and continued exploration spending.

Certain corporate income and expense items are not allocated to specific business segments due to their nature.

The effective tax rates for the quarters ended September 30, 1994 and 1993 were 28 percent and 23 percent, respectively. The increase is primarily due to lower 1994 depletion benefits and higher taxes on repatriated earnings. The 1993 effective tax rate also benefited from the change in the federal tax rate's impact on deferred taxes. Both 1994 and 1993 quarters were favorably affected by changes in estimated full year effective tax rates.

                 Nine months 1994 compared to nine months 1993
                 ---------------------------------------------

                       Industry Segment Data (Unaudited)
                     -------------------------------------
                             (Dollars in millions)

                                                       Nine Months Ended
                                                          September 30
                                                 ----------------------------
                                                    1994              1993
                                                 --------            --------
Sales
- - -----
  Performance Chemicals (1)                      $  814.7            $  765.8
  Industrial Chemicals (1)                          630.5               652.4
  Machinery and Equipment                           687.8               611.9
  Defense Systems                                   811.7               704.0
  Precious Metals                                    50.0                98.9
  Eliminations                                      (23.0)              (25.5)
                                                 --------            --------
                                                 $2,971.7            $2,807.5
                                                 ========            ========
Income before taxes
- - -------------------
  Performance Chemicals(1)                       $  147.4            $  133.6
  Industrial Chemicals(1)                            90.9                56.9
  Machinery and Equipment                            24.4                 2.2
  Defense Systems                                   127.6               115.7
  Precious Metals                                    (7.6)                9.6
                                                 --------            --------
  Operating profit                                  382.7               318.0

  Corporate and other                            $  (85.3)              (86.4)
  Net interest expense                              (46.0)              (47.4)
  Other income and (expense), net                    13.7                 9.6
  Minority interest (2)                             (50.5)               (1.5)
                                                 --------            --------
  Total                                          $  214.6            $  192.3
                                                 ========            ========

(1) Certain chemical products with high value-added content and specialty applications that formerly had been included in the Industrial Chemicals segment have been reclassified to the Performance Chemicals segment. Results in 1993 for both Industrial and Performance Chemicals have been restated for comparative reporting purposes.

(2) Minority interests in 1994 relates primarily to Defense Systems -$(49.4) million - and Precious Metals - $0.1 million. Minority interests in 1993 relates primarily to Precious Metals.

Sales of $3.0 billion in the first nine months of 1994 increased 6 percent from $2.8 billion in the 1993 period. Earnings of $261 million before interest and taxes increased 9 percent compared with the first nine months of 1993. Strong growth at Performance Chemicals, improved manufacturing efficiencies and cost improvements at Industrial Chemicals, and the successful integration of acquisitions and growth at Machinery and Equipment more than offset the expected declines at Defense Systems and Precious Metals. Net interest expense declined 3 percent to $46 million, reflecting refinancing of higher cost debt in 1993, partially offset by higher interest rates in 1994. For the first nine months of 1994, income before extraordinary items increased 3 percent to $148 million.

Primary earnings per share were $3.99 compared with $3.88 per share last year. After extraordinary items related to debt refinancing, net income for the first nine months of 1993 was $139 million or $3.75 per share.

Performance Chemicals sales of $815 million rose 6 percent compared with $766 million in last year's period. Results benefited from continued strong growth in existing and new applications for food ingredients products, a recovery in the domestic market for lithium products, higher volumes and new formulations for pharmaceutical ingredients used in over-the-counter medications and strong agricultural chemicals volumes throughout North America. Despite higher research, marketing and sales spending to support the commercialization of two new herbicides and the future growth of the pharmaceutical and food ingredients businesses, profits of $147 million compared with $134 million in last year's period.

Industrial Chemicals sales of $631 million declined 3 percent in the first nine months of 1994 as compared to the year ago period. Stronger European chemical sales volumes were negated by unfavorable exchange rate movements. Lower soda ash volumes and prices also contributed to lower sales. Profits of $91 million increased 60 percent compared with $57 million last year. Profits benefited from improved performance of the European chemical operations, improved manufacturing efficiencies, and cost-paring throughout the segment. These favorable impacts were partially offset by lower soda ash pricing and volumes, the expected continued decline of phosphorus volumes in the home laundry detergent market and unfavorable exchange rate movements.

Machinery and Equipment sales of $688 million rose 12 percent from $612 million, primarily due to higher Energy & Transportation Equipment sales. Food Machinery and Energy & Transportation Equipment posted significantly higher profits increasing the segment's profits to $24 million from $2 million. Energy & Transportation Equipment results benefited from the successful integration and growth of recent oil field services acquisitions and the Jetway Systems acquisition in May, as well as market share gains in the energy equipment business. Food Machinery sales increased slightly during the first nine months of 1994 as several of our food machinery markets showed signs of recovery in the third quarter. Food Machinery profits significantly increased in the first nine months of 1994 compared to 1993 due to continued cost-cutting and improved manufacturing efficiencies throughout the businesses.

On June 20, 1994, FMC completed the sale of its palletizer product line to Simplimatic Engineering Company, a Lynchburg, Va. based product handling and automation subsidiary of Paris-based CarnaudMetalbox at no significant gain or loss.

Defense Systems sales were $812 million for the first nine months of 1994 compared to $704 million for the same period last year. Additional sales resulting from the consolidation of United Defense, L.P. more than offset the expected production declines in Ground and Armament Systems Divisions. Profits (after the limited partner's share of United Defense earnings) totaled $78 million in the first nine months of 1994 as compared to profits of $116 million for the same period in 1993. The lower profits primarily reflect the reduced production rate of Bradley Fighting Vehicles and the shutdown of the Vertical Launching Systems production line in fourth quarter 1993, partially offset by a more profitable mix of business and improved cost performance.

As announced during the first half of 1994, UDLP was designated by the Department of the Army to be the prime contractor and systems integrator for the Bradley Modernization Program. As prime contractor, UDLP is strategically positioned to lead the design and development of the electronic system to improve fire control and integrate communications hardware and software on the battlefield.

Precious Metals sales of $50 million declined from sales of $99 million in last year's period. The segment posted a loss of $7.6 million compared with profits of $9.6 million in last year's period. The closure of the Paradise Peak mine in 1993, higher costs of mining activity at Jerritt Canyon, and continued exploration spending contributed to the segment's reduced profitability.

The effective tax rates for the nine-month periods ended September 30, 1994 and 1993 were 31 percent and 25 percent, respectively. The increase is primarily due to lower 1994 depletion benefits and higher taxes on repatriated earnings. The 1993 effective tax rate also benefited from the change in the federal tax rate's impact on deferred taxes.

                          OTHER FINANCIAL INFORMATION
                          ---------------------------

FMC's backlog of unfilled orders as of September 30, 1994 was $1.7 billion. Backlogs are not reported for Industrial Chemicals, Performance Chemicals, and Precious Metals due to the nature of these businesses.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------

A report by KPMG Peat Marwick LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended September 30, 1994 is included on page 19.

A report by Ernst and Young LLP, UDLP's independent accountants, on the financial statements referred to by KPMG Peat Marwick LLP in its report noted above is included on page 20.

SIGNATURE


                        Independent Accountants' Report
                        -------------------------------



The Board of Directors
FMC Corporation:



We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of September 30, 1994, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1994 and 1993, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the company's management.

We were furnished with the report of other accountants on their review of the interim financial information of United Defense, L.P., whose total assets as of September 30, 1994, and whose revenues for the three-month and nine-month periods ended September 30, 1994 constituted 16 percent, 28 percent, and 27 percent, respectively, of the related consolidated totals.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP

Chicago, Illinois
October 19, 1994

SIGNATURE


                     Independent Accountants' Review Report
                     --------------------------------------



Partners
United Defense LP
Arlington, Virginia



We have reviewed the accompanying balance sheet of United Defense LP as of September 30, 1994, and the related statements of income for the three-month period ended September 30, 1994 and the nine-month period from the effective date of the Partnership (January 1, 1994) through September 30, 1994 and the statements of partners' equity and cash flows for the nine-month period from the effective date of the Partnership (January 1, 1994) through September 30, 1994. These financial statements are the responsibility of the Partnership's management.

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



Ernst & Young LLP


Washington, D.C.
October 14, 1994

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- - -------  -----------------

As previously reported in FMC's quarterly report on Form 10-Q for the period ended September 30, 1993, an environmental inspection was conducted in July 1993 at FMC's Phosphorus Chemicals Division plant in Pocatello, Idaho. In August 1994, the United States Environmental Protection Agency (Region 10) (the "EPA") formally notified FMC of a number of alleged violations of the Resource Conservation and Recovery Act ("RCRA") and related environmental regulations governing the management of hazardous waste generated by the plant, including the operation of hazardous waste storage and treatment units without required permits, the failure to implement an adequate groundwater monitoring program and to comply with related reporting requirements and the existence of several other improper treatment and disposal practices. There are no legal proceedings pending at this time; however, the EPA has stated that the alleged violations may subject FMC to enforcement action under RCRA, including possible actions for monetary sanctions, injunctive relief or other available remedies. Management believes that the resolution of these matters will not likely have a material adverse effect on FMC's liquidity, results of operations or financial condition.

See Part I, Item 2 for a discussion of certain legal proceedings involving the pending Beartrack development project.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -------  --------------------------------

   (a)   Exhibits

                                                    Page Number in
    Number in                                     Document Numbering
   Exhibit Table           Description                  System
- - ------------------  -------------------------   ------------------------

       11           Statement re: computation   Document type 2, page 2
                    of per share earnings
                    assuming full dilution

       15           Letters re: unaudited       Document type 2, pages 3
                    interim financial           and 4
                    information

       27           Financial Data Schedule     Document type EX-27,
                                                page 5

   (b)   Reports on Form 8-K
         -------------------

   No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               FMC CORPORATION
                                       -------------------------------
                                                (Registrant)



Date:  November 11, 1994                  Frank A. Riddick, III
      ------------------               -------------------------------
                                       Controller and duly authorized
                                       officer

                                 EXHIBIT INDEX
                                 -------------

                                                     Page Number in
  Number in                                        Document Numbering
Exhibit Table                  Description               System
- - -------------           -------------------------  ------------------
     11                 Statement re: computation           2
                        of per share earnings
                        assuming full dilution

     15                 Letter re: unaudited                3
                        interim financial
                        information

     15                 Letter re: unaudited                4
                        interim financial
                        information (Ernst &
                        Young LLP)

     27                 Financial Data Schedule             5