Form 10-K405
FMC CORP
filed 1995-03-29
CIK 37785

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          For the fiscal year ended December 31, 1994

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from ________________ to ______________
          Commission file number 1-2376

                                FMC CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                      94-0479804
           --------                                   ----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

200 East Randolph Drive, Chicago, Illinois                       60601
------------------------------------------                   -------------
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code:  312/861-6000

          Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange
Title of each class                   on which registered
-------------------                  ---------------------

Common Stock, $0.10 par value        New York Stock Exchange
                                     Midwest Stock Exchange
                                     Pacific Stock Exchange

Preferred Share Purchase Rights      New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

          INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES [X]           NO [ ]

          INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

          THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 2, 1995, WAS $2,154,434,767. THE NUMBER OF SHARES OF REGISTRANT' COMMON STOCK, $0.10 PAR VALUE, OUTSTANDING AS OF THAT DATE WAS 36,543,835.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                        FOR 10-K REFERENCE
--------                        ------------------

Portions of Annual Report       Part II; Part III, Item 10; and Part IV,
 to Stockholders for 1994       Item (a)(1)(2)

Portions of Proxy               Part III
 Statement for 1995 Annual
 Meeting of Stockholders

===============================================================================

                                     PART I

ITEM 1.  BUSINESS.

A.   GENERAL DEVELOPMENT OF BUSINESS.

FMC Corporation was incorporated in 1928 under Delaware law and has its principal executive offices at 200 East Randolph Drive, Chicago, Illinois 60601. As used in this report, except where otherwise stated or indicated by the context, "FMC", "the Company" or "the Registrant" means FMC Corporation and its consolidated subsidiaries and their predecessors.

Restructuring and other charges. In 1993, FMC recorded pretax restructuring and other charges of $172.3 million, net of minority interest (after-tax $123.3 million, or $3.34 per share). These charges primarily related to restructuring costs associated with the Machinery and Equipment and Industrial Chemical segments, expenses to restructure companywide functional support staffs, as well as a write-down of the investment in the Beartrack development property in the Precious Metals segment. The restructuring program was designed to reduce costs and improve operating efficiencies.

During 1994, FMC carried out a number of actions consistent with the 1993
restructuring plan.   Employee positions were eliminated, manufacturing
facilities were consolidated and unprofitable product lines were exited.

The restructuring reserve remaining at December 31, 1994, is expected to cover spending associated with the remaining work force reductions, downsizing and other restructuring related costs.

Acquisitions. On June 24, 1994, the Company acquired the Fluid Control Systems product line from National-Oilwell, a Houston-based oil field equipment company. The Fluid Control Systems product line is a leader in a variety of high-performance oil field applications, including engineered production and injection manifolds, a family of valves and fittings used to control and distribute the flow of production from oil and gas wells. Fluid Control Systems will be part of the Fluid Control Division within the Energy and Transportation Equipment Group.

On May 27, 1994, the Company acquired the Jetway Systems Division of Pneumo-Abex Inc. Jetway is a leader in design, production and installation of passenger boarding bridges and other aircraft support systems. Jetway Systems will be part of the Airport Products and Systems Division within the Energy and Transportation Equipment Group.

On June 30, 1993, the Company acquired the assets of Kongsberg Offshore a.s., a wholly owned subsidiary of Siemens a.s. Kongsberg Offshore a.s. provides subsea and metering systems on a worldwide basis as well as turnkey subsea systems, including systems integration, project management and FMC subsea products.

Also on June 30, 1993, the Company acquired SOFEC, Inc., a Houston-based engineering and construction company. SOFEC, Inc. designs, fabricates and installs offshore mooring systems for export and import terminals and for floating storage and production facilities for offshore oil and gas.

The Company also completed a number of other smaller acquisitions and joint ventures during the years ended December 31, 1994 and 1993, respectively.

During 1992, the Company acquired the worldwide flame retardants and fluids, and water treatment chemicals businesses of Ciba-Geigy Additives Division (Ciba-Geigy), with annual sales of approximately $150 million.

In 1991, the Company acquired the airplane wing deicer business of The Trump Companies, Inc. The 1991 consolidated results were not significantly affected by this acquisition.

In 1990, FMC Gold Company, a subsidiary of the Company, acquired all of the stock of Meridian Gold Company from a subsidiary of Burlington Resources, Inc., for 8 million shares of authorized but previously unissued FMC Gold Company common stock. The acquired net assets were recorded at $56.7 million based on the estimated market value of the shares issued. As a result of the stock issuance, the Company's ownership interest in FMC Gold Company was reduced to 79 percent from 89 percent. In 1994, the Company purchased additional shares of FMC Gold Company on the open market, bringing its ownership interest to 80 percent. The results of operations of the acquired properties are included in the consolidated financial statements of FMC Corporation effective after the acquisition date of May 15, 1990.

Also during 1990, the Company acquired full ownership of Electro Quimica Mexicana, S.A. from Interindustrias, S.A. for $12.3 million, net of cash acquired. FMC had previously held a 49 percent ownership interest in this producer of hydrogen peroxide and ammonium persulfate. The phaseout of the Company's fire apparatus business was also completed during 1990. Neither this acquisition nor the phaseout significantly affected the 1990 consolidated results of operations.

The purchase prices for the aforementioned acquisitions were satisfied from cash flow from operations and long-term financing. The Company has accounted for these acquisitions by the purchase method. These acquisitions did not have a material impact on the consolidated results of operations.

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

Beginning in the first quarter 1994, all sales and earnings of UDLP are included in FMC's consolidated financial statements. The limited partner's share of the partnership's earnings is included in minority interest. Sales and profits for 1994 versus 1993 are affected by the formation of the venture. All of the assets and liabilities of UDLP are also consolidated in the balance sheet at December 31, 1994 resulting in increases to trade receivables, inventories, property, plant and equipment, other assets, accounts payable, and minority interests compared to December 31, 1993.

A description of the principal products and services and the major markets served by each industry segment is included under "Narrative description of business."

B.   FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS (DOLLARS IN MILLIONS):

(in millions)                  Year ended December 31
                           -------------------------------
                             1994       1993       1992
                           --------   --------   ---------
SALES*
Performance Chemicals      $1,060.5   $  973.5   $  912.3
Industrial Chemicals          866.8      866.7      925.9
Machinery and Equipment       972.7      870.9      876.7
Defense Systems(1)          1,080.5      950.2    1,111.8
Precious Metals(1)             60.9      125.0      170.6
Eliminations                  (30.6)     (32.4)     (23.6)
                           --------   --------   --------
Total                      $4,010.8   $3,753.9   $3,973.7

_______________________

* Certain chemical products with high value-added content and specialty applications that formerly had been included in the Industrial Chemicals segment have been reclassified to the Performance Chemicals segment. Results for both Industrial and Performance Chemicals have been restated for comparative reporting purposes.

(1) Defense System's segment data includes 100 percent of United Defense, L.P. in 1994. Precious Metals' segment data includes 100 percent of FMC Gold Company in 1990 through 1994. Minority shareholder interests are included in Minority Interest, except the portion related to 1993 restructuring and other charges.


INCOME BEFORE INCOME TAXES*             1994       1993       1992
                                      ---------  ---------  ---------
Performance Chemicals                 $  154.0   $  139.1   $  133.4
Industrial Chemicals                     119.3       58.3       79.8
Machinery and Equipment                   33.3        6.7       32.1
Defense Systems(1)                       159.5      161.7      167.2
Precious Metals(1)                        (9.0)       9.7       36.4
                                      --------   --------   --------
Operating profit                      $  457.1   $  375.5   $  448.9
Restructuring and other charges(2)          --     (172.3)        --
Net interest expense                     (59.1)     (62.6)     (82.7)
Corporate and other(3)                  (101.8)    (110.5)    (112.3)
Minority Interest(1)                     (61.4)      (2.5)      (3.6)
Other income and (expense), net(3)        17.5       10.2       29.3
                                      --------  --------   --------
Total                                 $  252.3   $   37.8   $  279.6
IDENTIFIABLE ASSETS*
Performance Chemicals                 $  754.6   $  696.9   $  662.2
Industrial Chemicals                     883.6      824.7      872.2
Machinery and Equipment                  619.3      522.9      473.0
Defense Systems(1)                       492.0      269.0      277.7
Precious Metals(1)                       108.9       64.8      131.8
                                      --------   --------   --------
Subtotal                               2,858.4    2,378.3    2,416.9
Corporate and other                      493.1      466.8      439.7
                                      --------   --------   --------
Total                                 $3,351.5   $2,845.1   $2,856.6

-------------

*Certain chemical products with high value-added content and specialty applications that formerly had been included in the Industrial Chemicals segment have been reclassified to the Performance Chemicals segment. Results for both Industrial and Performance Chemicals have been restated for comparative reporting purposes.

(1) Defense System's segment data includes 100 percent of United Defense, L.P. in 1994. Precious Metals' segment data includes 100 percent of FMC Gold Company in 1990 through 1994. Minority shareholder interests are included in Minority Interest, except the portion related to 1993 restructuring and other charges.

(2) Restructuring and other charges related to 1993 are described in Note 2 to the consolidated financial statements and are related to Machinery and Equipment ($66.0 million). Precious Metals ($47.9 million, net of minority interest), Industrial Chemicals ($29.7 million), Performance Chemicals ($3.2 million), and Corporate ($25.5 million).

(3) Other income and (expense), net includes LIFO inventory adjustments and pension-related income.

C.           NARRATIVE DESCRIPTION OF BUSINESS.

Principal Products
------------------

FMC manufactures and sells a broad range of machinery and chemical products. FMC's machinery products are marketed principally to industrial, agricultural and defense users. Its chemical products are mainly industrial and agricultural chemicals. The Company conducts its business within the five industry segments identified in b, above. Generally, in all of the segments, FMC competes on the basis of price and product performance.

Information regarding principal products produced and sold by each industry segment and principal markets served by each segment is presented in the columns so designated in the segment table presented below. These products are sold directly to customers from plants and warehouses, as well as being sold in some cases (particularly in markets outside the United States) to and through distributors.

  Business Unit               Principal Products          Markets Served
  -------------               ------------------          --------------

PERFORMANCE CHEMICALS
---------------------

AGRICULTURAL                 Produces crop protection    Food growers, pest
PRODUCTS                     and pest control            control markets.
GROUP                        chemicals for worldwide
                             markets


FOOD                         Worldwide producer of       Processed food
INGREDIENTS                  carrageenan and Avicel      industry, personal
DIVISION                     cellulose gel.              care products.


PHARMACEUTICAL               Worldwide producer of       Pharmaceutical
DIVISION                     micro-crystalline           industry.
                             cellulose.  Produces
                             other specialty chemicals
                             for pharmaceutical
                             markets.

BIOPRODUCTS                  Worldwide producer of       Life science research;
                             agarose and other           DNA and protein
                             products for life science   analysis
                             markets.

  Business Unit               Principal Products          Markets Served
  -------------               ------------------          --------------

LITHIUM                      World's largest           Aluminum, ceramics and
DIVISION                     producer of               glass, lubricating
                             lithium-based products.   greases, swimming pools,
                                                       textiles, aluminum
                                                       alloys, batteries,
                                                       rubber and plastic, air
                                                       conditioning,
                                                       pharmaceuticals.


PROCESS                      A leading world           Plastics, hydraulic
ADDITIVES                    producer of phosphate     fluids, lubricant
DIVISION                     ester flame retardants.   additives, industrial
                             Leading supplier of       water treatment and
                             specialty water           desalination.
                             treatment chemicals.





INDUSTRIAL CHEMICALS
--------------------

ALKALI                       World's largest           Glass-making, chemicals,
CHEMICALS                    producer of natural       detergents, food
DIVISION                     soda ash.  Downstream     products, animal feed,
                             products include sodium   additives, mining,
                             bicarbonate, sodium       air/water treatment,
                             cyanide, sodium           pulp and paper.
                             sesquicarbonate and
                             caustic soda.


PEROXYGEN                    A leading worldwide       Pulp and paper,
CHEMICALS                    producer of hydrogen      textiles, chemical and
DIVISION                     peroxide, persulfates     polymer synthesis,
                             and other peroxygen       environmental clean-up,
                             chemicals.                electronics, detergents.


PHOSPHORUS                   A worldwide supplier      Detergents, cleaning
CHEMICALS                    and North American        compounds, metal
DIVISION                     producer of phosphorus    treatment, food
                             and its derivatives,      products, textiles,
                             phosphates and            pesticide intermediates,
                             phosphoric acid.          additives,
                                                       pharmaceuticals, water
                                                       treatment.

  Business Unit               Principal Products          Markets Served
  -------------               ------------------          --------------

FMC FORET, S.A.              A European chemical      Chemicals, detergents,
                             producer.  Products      pulp and paper, textiles,
                             include hydrogen         glass, mining, rubber,
                             peroxide, perborate,     metallurgy,
                             phosphates, zeolites,    pharmaceuticals, tanning,
                             silicates, sulfur        ceramics, paint, food,
                             derivatives.             animal feed, photography,
                                                      agriculture, water
                                                      treatment.


MACHINERY AND EQUIPMENT
-----------------------

ENERGY AND                   Oil and gas wellhead     Oil and gas drilling,
TRANSPORTATION               and completion           production and service
EQUIPMENT                    equipment; subsea        companies.
GROUP                        engineering,
                             procurement,
                             construction and
                             equipment; valves,
                             pumps and loading
                             arms; marine terminals
                             and floating
                             production systems,
                             metering systems.

                             Airline and automotive   Industrial manufacturing,
                             equipment, material      airlines, airports,
                             handling systems.        automotive repair
                                                      facilities, mining,
                                                      warehouses, newsprint,
                                                      publishing, chemicals,
                                                      electrical utilities.

FOOD                         Systems and equipment    Food and juice
MACHINERY                    to process food and      processors; fresh fruit
GROUP                        beverages, including     packers; food growers;
                             harvesters,              supermarkets; bakery,
                             sterilizers,             confectionery, pet food,
                             extractors, fillers,     pharmaceutical and
                             closers, packaging and   personal care markets.
                             material handling
                             equipment.

  Business Unit               Principal Products          Markets Served
  -------------               ------------------          --------------

DEFENSE SYSTEMS
---------------
UNITED DEFENSE, L.P.

GROUND SYSTEMS               Produces tracked          U.S. Army, Marine Corps
                             military vehicles for     and National Guard;
                             U.S. Army, U.S. Marine    allied governments.
                             Corps, National Guard;
                             allied governments.


ARMAMENT SYSTEMS             Develops high-tech        U.S. Navy, Army and
                             weapons systems for       Marine Corps and allied
                             U.S. Army; designs and    governments.
                             builds guns and
                             launching systems and
                             provides support
                             services for U.S. Navy
                             and international
                             customers.

INTERNATIONAL                Marketing and             International
                             manufacturing arm for     governments.
                             military products
                             outside the United
                             States.

STEEL                        Produces steel track,     Military,
PRODUCTS                     forgings and castings.    transportation, energy
                             Overhauls and converts    and mining.
                             tracked vehicles



PRECIOUS METALS
---------------

FMC GOLD                     Produces gold from mines  Precious metal
                             in the western United     refineries.
                             States.  Focusing on
                             exploration of precious
                             metals in Latin America
                             and western United States


SOURCE AND AVAILABILITY OF RAW MATERIALS

FMC's natural resource requirements are primarily mineral oriented rather than oil or natural gas oriented. Substantial portions of requirements for ores and other raw materials, especially trona and phosphate rock, are produced from mines in the United States on property held by FMC under long-term leases which are subject to periodic adjustments of royalty rates. Machinery operations obtain raw materials, principally steel and castings, from many sources both foreign and domestic. No one source is considered essential to any of the machinery operations. The Company uses oil, gas, coal, coke, hydro-electric power and nuclear power to meet its energy needs.

PATENTS

Although FMC's patents, trademarks and license are cumulatively important to its business, FMC does not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on the overall business of FMC or on any of its business segments.

PRINCIPAL CUSTOMER

Sales to various agencies of the United States government aggregated $618.3 million, $768.4 million and $839.5 million in 1994, 1993 and 1992, respectively. These sales were made primarily by the Defense Systems segment. Contracts with various agencies of the United States government and subcontracts with other prime contractors are subject to a profusion of procurement regulations, with noncompliance found by any one agency possibly resulting in fines, penalties, debarment or suspension from receiving additional government contracts. Moreover, these contracts may be terminated at the government's convenience although contractors are normally protected by provisions covering reimbursement for costs incurred as well as the payment of any applicable fees or profits.

SEASONALITY

FMC's businesses are not generally considered to be seasonal although there has been a bias in the Performance Chemicals segment towards lower profitability in the fourth quarter primarily due to seasonality in the markets served by the Agricultural Products Group.


ORDER BACKLOG
                                           December 31
                                       ------------------
            (in millions)                1994      1993
                                       --------  --------
            Machinery and Equipment    $  480.0  $  333.1
            Defense Systems             1,412.3   1,105.0
                                       --------  --------
            Total                      $1,892.3  $1,438.1

The increase in Defense Systems backlog resulted from Combat Systems Division backlog not included in 1993 and additional funding in 1994 on the Paladin howitzer contract, offset by declines in backlogs for Ground Systems and Armament Systems Divisions.

The increase in Machinery & Equipment backlog reflects the acquisition of Jetway Systems in the Airport Product and Systems Division and the North Sea Norne project awarded to the Wellhead Division.

Backlogs are not reported for Industrial Chemicals, Performance Chemicals and Precious Metals due to the nature of these businesses.


COMPETITIVE CONDITIONS

FMC competes on the basis of price and product performance and is among the market leaders in most products it manufactures. FMC is the world's largest producer of natural soda ash, a leading North American producer of hydrogen peroxide, a leading North American producer of industrial phosphorus chemicals and a world leader in the mining and processing of lithium products. FMC manufactures Furadan, one of the largest selling insecticides in the world. FMC is also the largest worldwide producer of carrageenan, microcrystalline cellulose, and phosphate ester flame retardants. United Defense, L.P. is a
world leader in the production of tracked, armored personnel carriers.   FMC
also participates in many machinery businesses, including food processing, material handling and energy equipment, where FMC has a significant market share. Products are sold in highly competitive markets worldwide.


RESEARCH AND DEVELOPMENT EXPENDITURES


                                         Year ended December 31
              -------------------------------------------------
              in millions                 1994    1993    1992
              -------------------------------------------------
              Performance Chemicals      $ 94.7  $ 83.0  $ 71.9
              Industrial Chemicals         17.3    15.3    17.3
              Machinery and Equipment      30.8    26.1    26.2
              Defense Systems              23.6    24.0    27.8
              Precious Metals                --     0.1     0.1
              Corporate                     0.4     0.7     1.7
              -------------------------------------------------
              Total                      $166.8  $149.2  $145.0
              =================================================

Expenditures for research and development increased in Performance Chemicals primarily due to continued development of herbicides and insecticides. Expenditures also increased in Machinery & Equipment primarily related to acquisitions in 1994.

Not included in these amounts are $104.9 million, $208.8 million and $139.2 million in 1994, 1993 and 1992, respectively for research and development projects contracted directly with the U.S. government and commercial sponsors. The decrease in 1994 is attributable to the expected overall decline in the Armament Systems and Ground Systems divisions.


ENVIRONMENTAL

The Company may be obligated to recognize expenses required to comply with federal, state and local environmental laws under which the Company has been identified as a Potentially Responsible Party ("PRP") by the Environmental Protection Agency ("EPA") or other government agencies. The Company has been named a PRP at 36 sites on the government's National Priority List. In addition, the Company also has received notice form the EPA or other regulatory agencies that the Company may be a PRP, or PRP equivalent, at other sites including 25 sites at which the company has determined that it has a reasonably possible environmental liability. The Company, in cooperation with appropriate government agencies, is currently participating in, or has participated in, Remediation Investigation/Feasibility Studies ("RI/FS") or their equivalent at most of the identified sites, with the status of each investigation varying from site to site. RI/FS at certain sites have just begun whereby limited information, if any, is available relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, and Records of Decisions ("RODs") have been issued.

Reserves at December 31, 1994 were provided for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. Accordingly, reserves of $229 million and $187 million, before recoveries, have been provided at December 31, 1994 and December 31, 1993, respectively, of which $142 million and $99 million are included in the reserve for discontinued operations at December 31, 1994 and December 31, 1993, respectively. In addition, the Company has estimated reasonably possible environmental loss contingencies in excess of amounts accrued of approximately $230 million.

Although potential environmental remediation expenditures in excess of the current reserves and estimated loss contingencies could be significant, the impact on the Company's future financial results is not subject to reasonable estimation due to numerous uncertainties concerning the nature and scope of contamination at many sites, identification of remediation alternatives under constantly changing requirements, selection of new and diverse clean-up technologies to meet compliance standards, the timing of potential expenditures, and the allocation of costs among PRPs as well as other third parties.

The liability arising from potential environmental obligations that have not been reserved for at this time, may be material to any one quarter's or year's results of operations in the future. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a material adverse effect on the company's liquidity or financial condition and may be satisfied over the next 20 years or longer.

To ensure FMC is held responsible only for its equitable share of site remediation costs, FMC has initiated, and will continue to initiate, legal proceedings for contributions from other PRPs, and for a determination of coverage against its comprehensive general liability insurance carriers. The Supreme Court of California has determined that FMC's clean-up costs are insured damages under its liability insurance policies, subject to a determination of the application of certain policy exclusions and conditions. In July 1993, in the Superior Court of Santa Clara County, CA, a jury verdict determined that these exclusions do not apply to several of these sites. The other sites will be the subject of future litigation. Approximately $123 million of recoveries ($44 million as other assets and $79 million as an offset to the reserve for discontinued operations) and approximately $54 million of recoveries ($32 million as other assets and $22 million as an offset to the reserve for discontinued operations), has been recorded as probable realization on claims against insurance companies and other third parties at December 31, 1994 and December 31, 1993, respectively.

Regarding current operating sites, the Company spent approximately $20 million, $16 million and $20 million for the years 1994, 1993 and 1992, respectively, on capital projects relating to environmental control facilities, and expects to spend additional capital of approximately $36 million and $21 million in 1995 and 1996, respectively. Additionally, in 1994, 1993, and 1992, FMC spent approximately $55 million, $63 million and $57 million, respectively, for environmental compliance costs for these sites and expects to spend approximately $61 million in 1995.

Regarding previously operated and other sites for the year 1994, 1993 and 1992, FMC charged approximately $18 million, $17 million and $11 million, respectively, against established reserves for remediation spending, with projected spending of approximately $45 million in 1995, and charged approximately $13 million, $10 million and $11 million, respectively, against reserves for spending on RI/FS. Recoveries from third parties of approximately $5 million, $7 million and $3 million, respectively, were received in 1994, 1993 and 1992. FMC anticipates that the expenditures for current operating , previously operated and other sites will continue to be significant for the foreseeable future.

EMPLOYEES.

FMC has 21,344 employees in its domestic and foreign operations. At most of its plants in the United States and Canada, the majority of these employees are members of labor unions, primarily unions which are affiliated with national labor organizations. Contracts covering about 19% of these hourly employees expire during 1995 and certain of these contracts are under negotiation at the present time. Occasionally, FMC experiences strikes at one or more of its plants which adversely affect sales and earnings to varying degrees. FMC considers its employee relations to be good; however, it cannot predict the outcome of contract negotiations.

D.  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES:

----------------------------------------------------------
GEOGRAPHIC SEGMENT INFORMATION
----------------------------------------------------------
SALES                           Year ended December 31
----------------------------------------------------------
(in millions)                 1994       1993       1992
----------------------------------------------------------
Third party sales
----------------------------------------------------------
United States               $3,084.8   $2,866.4   $3,068.1
Latin America and Canada       159.6      140.4      143.3
Europe                         693.5      697.8      704.2
Asia, Africa & others           72.9       49.3       58.1
----------------------------------------------------------
                            $4,010.8   $3,753.9   $3,973.7
----------------------------------------------------------
Intersegment sales
----------------------------------------------------------
United States               $  110.7   $  102.5   $   97.6
Latin America and Canada        10.9       10.9       11.9
Europe                          92.3       83.2       72.3
Asia, Africa & others           11.4       23.2        6.5
Eliminations                  (225.3)    (219.8)    (188.3)
----------------------------------------------------------
Total Sales                 $4,010.8   $3,753.9   $3,973.7
==========================================================

----------------------------------------------------------------------
INCOME (LOSS) BEFORE
INCOME TAXES                            Year ended December 31
----------------------------------------------------------------------
(in millions)                         1994          1993          1992
----------------------------------------------------------------------
United States                       $341.5       $ 323.7        $391.6
Latin America and Canada              13.7           4.4           4.6
Europe                               100.2          48.1          48.4
Asia, Africa & others                  1.7          (0.8)          4.3
----------------------------------------------------------------------
Operating Profit                     457.1         375.4         448.9
Net interest expense                 (59.1)        (62.6)        (82.7)
Corporate & other                    (84.3)       (100.2)        (83.0)
Minority interest                    (61.4)         (2.5)         (3.6)
Restructuring and
 other charges (1)                       -        (172.3)            -
----------------------------------------------------------------------
Total                               $252.3       $  37.8        $279.6
======================================================================
------------------
(1)  See Item 1(a).


----------------------------------------------------------------------
IDENTIFIABLE ASSETS                      Year ended December 31
----------------------------------------------------------------------
(in millions)                         1994          1993          1992
----------------------------------------------------------------------
United States                     $1,960.0      $1,544.3      $1,594.6
Latin America and Canada             157.2         142.7         141.2
Europe                               676.3         640.3         636.2
Asia, Africa & others                 64.9          51.0          44.9
----------------------------------------------------------------------
Subtotal                           2,858.4       2,378.3       2,416.9
Corporate and other                  493.1         466.8         439.7
----------------------------------------------------------------------
Total                             $3,351.5      $2,845.1      $2,856.6
======================================================================



----------------------------------------------------------------------
U.S. EXPORT SALES TO UNAFFILIATED CUSTOMERS BY DESTINATION OF SALE
----------------------------------------------------------------------
                                       Year ended December 31
----------------------------------------------------------------------
(in millions)                         1994          1993          1992
----------------------------------------------------------------------
Latin America and Canada          $  217.9        $176.8        $172.2
Europe                               153.3         192.2         250.5
Asia, Africa & others                668.6         415.3         474.8
----------------------------------------------------------------------
Total                             $1,039.8        $784.3        $897.5
======================================================================

ITEM 2   PROPERTIES

FMC leases executive offices in Chicago and administrative offices in Philadelphia. The Company operates 97 manufacturing facilities and mines in 21 countries. Major research facilities are in Santa Clara, CA, and Princeton, NJ. FMC holds mining leases on shale and ore deposits in Idaho to supply its phosphorus plant in Pocatello, and owns substantial phosphatic ore deposits in Rich County, Utah. Trona ore, used for soda ash production in Green River, WY, is mined primarily from property held under long-term lease. FMC also owns half of a lithium mine located near Cherryville, NC, and has long-term lease commitments for the remaining portion and in Argentina FMC owns the land and mineral rights to the Salar de Hombre Muerto lithium reserves. FMC Gold Company owns mineral rights to gold and silver ore bodies at its wholly-owned Beartrack property in Idaho, as well as the right to 30 percent of the gold ore reserves at the Jerritt Canyon mine in Elko, NV, operated by its joint-venture partner, Independence Mining Company Inc., a wholly-owned subsidiary of Minorco (USA) Inc. and leases its administrative headquarters in Reno, Nevada. Mining operations provide basic raw materials to many of FMC's chemical plants, without which other sources would have to be obtained. FMC's mining properties are operated under numerous long-term leases with no single lease or related group of leases material to the businesses of the Company as a whole. United Defense, L.P. leases its administrative offices in Arlington, Virginia.

Most of FMC's plant sites are owned, with an immaterial number of them being leased. FMC believes its properties and facilities meet present requirements and are in good operating condition. FMC believes that each of its significant manufacturing facilities is operating at a level consistent with the industry in which it operates. FMC's production properties for continuing operations are:

                                    Latin
                                   America
                           United    and    Western         Total
                           States  Canada   Europe   Other
-----------------------------------------------------------------
Performance Chemicals          12        3        6      4     25
Industrial Chemicals           14        2        9      -     25
Machinery and Equipment        15        4       12      4     35
Defense Systems                11        -        -      -     11
Precious Metals                 1        -        -      -      1

ITEM 3.   LEGAL PROCEEDINGS

Environmental Proceedings
-------------------------

As previously reported in FMC's quarterly report on Form 10-Q for the period ended September 30, 1994, an environmental inspection was conducted in July 1993 at FMC's Phosphorus Chemicals Division plant in Pocatello, Idaho. In August 1994, the United States EPA (Region 10) (the "EPA") formally notified FMC of a number of alleged violations of the Resource Conservation and Recovery Act ("RCRA") and related environmental regulations governing the management of hazardous waste generated by the plant, including the operations of hazardous waste storage and treatment units without required permits, the failure to implement an adequate groundwater monitoring program and to comply with related reporting requirements and the existence of several other improper treatment and disposal practices. There are no legal proceedings pending at this time; however, the EPA has stated that the alleged violations may subject FMC to enforcement action under RCRA, including possible actions for monetary sanctions, injunctive relief or other available remedies. Management believes that the resolution of these matters will not likely have a material adverse effect on FMC's liquidity, results of operations or financial condition.

Beartrack Gold Property
-----------------------

On May 4, 1994, FMC Gold Company, an 80% owned subsidiary of FMC, announced plans to invest $57 million to develop the Beartrack property located near Salmon, Idaho. The decision to proceed with the development was based largely on improved project economics and issuance of a biological opinion by the National Marine Fisheries Service ("NMFS") that the proposed Beartrack mine was "not likely to jeopardize" the continued existence of the endangered salmon. The Company has submitted a request to the Army Corps of Engineers ("ACOE") for renewal of one of the permits necessary to complete construction of the Beartrack mine. ACOE is studying that request at this time, and the Company is participating actively in ACOE's review.

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

The Company, along with other mining and timber companies, has been granted limited leave to intervene in both lawsuits and filed a memorandum in opposition to the PRC's motion for an injunction at least as it might apply to the Beartrack property based on, inter alia, the fact that the Company had already obtained the requisite biological opinion by NMFS and the fact that the Beartrack property is at least 6.5 miles from the closest habitat for salmon.

On January 12, 1995, the court in the PRC lawsuit entered an order enjoining, among other things, all ongoing and announced mining activities in the Idaho national forests (in which the Beartrack Project is located) subject to a determination by the court as to whether an activity may proceed under Sections 7(a)(ii) and 7(d) of the Act. The Company and the government have filed appeals from the court's order. On January 25, 1995, the court entered an order staying until March 16, 1995, the effectiveness of the injunction in order to give the Forest Service time in which to complete consultation with NMFS on the Land and Resource Management Plans for the national forests in Idaho and on March 8, 1995, the Court entered an order dissolving the injunction in recognition of completion of the consultation process. That action is likely to end the Company's involvement in that litigation.

The Company believes that (i) the biological opinion was carefully considered and fully supported by the record and (ii) that it will be permitted to continue its planned activity at the Beartrack site. However, a different conclusion in the earlier lawsuit could result in suspension of further development and/or operation of the Beartrack property.

The Beartrack property encompasses approximately 30 square miles of mining claims and contains approximately one million ounces of proven and probable reserves. At December 31, 1994, FMC Gold Company's investment in Beartrack was approximately $48 million.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of FMC Corporation, together with the offices in FMC Corporation presently held by them, their business experience since January 1, 1990, and their ages, are as follows:


Name                        Age             Office, year of election; and
                          3/14/95         other information for past 5 years
                          -------     ------------------------------------------
Robert N. Burt              57        Chairman of the Board and Chief Executive
                                      Officer (91); President (90-93);
                                      Executive Vice President (88)

Larry D. Brady              52        President (93) and a Director (89);
                                      Executive Vice President (89-93) Vice
                                      President-Corporate Development (88)

William F. Beck             56        Executive Vice President (94); Vice
                                      President (86) and General
                                      Manager-Chemical Products Group (86);
                                      President of FMC Europe  (91)

Michael J. Callahan         55        Executive Vice President and Chief
                                      Financial Officer (94); Executive Vice
                                      President and Chief Financial Officer,
                                      Whirlpool Corporation (91-94)

William J. Kirby            57        Senior Vice President (94); Vice
                                      President-Administration (85)

Charles H. Cannon           42        Vice President and General Manager-Food
                                      Machinery Group (94)

Cheryl A. Francis           41        Vice President (95) and Treasurer (93);
                                      Adjunct Professor, University of Chicago
                                      Graduate School of Business (91-93);
                                      various financial
                                      positions with FMC (79-91)

W. Reginald Hall            59        Vice President (91) and General
                                      Manager-Specialty Chemicals Group (92)
                                      General Manager-Food Machinery Group (90)

Robert I. Harries           51        Vice President (92) and General
                                      Manager-Chemical Products Group (94)

Patrick J. Head             62        Vice President and General Counsel (81)

Lawrence P. Holleran           64     Vice President (95); Vice President-Human
                                      Resources (88-94)

James A. McClung               57     Vice President (91); Vice
                                      President-International (81-91)

Earl M. Morgan                 64     Vice President (91) and General Manager-
                                      Agricultural Chemical Group (90)

Joseph H. Netherland           48     Vice President (87) and General
                                      Manager-Petroleum Equipment Group (86),
                                      Specialized Machinery Group (89); Energy and Transportation Equipment Group (93)

Thomas W. Rabaut               46     Vice President (94), President and Chief
                                      Executive Officer, United Defense, L.P.
                                      (94); General Manager, Defense Systems
                                      Group (93); Manager, Ground Systems
                                      Division (90-93)

William J. Wheeler             52     Vice President (91); President, FMC
                                      Asia-Pacific (91); General Manager,
                                      Phosphorus Chemical Division (86-91)

Scott H. Williamson            43     Vice President-Corporate Development
                                      (93); Vice President, Acquisitions and
                                      Development, Itel Corporation (85-93)


Each of the Company's executive officers has been employed by the Company in a managerial capacity for the past five years except for Messrs. Callahan and Williamson and Ms. Francis. No family relationships exist between any of the above-listed officers and there are no arrangements or understandings between any of them and any other person pursuant to which they are selected as an officer. All officers are elected to hold office for one year and until their successors are elected and qualify.


10-K Item No.                            Incorporated by Reference From:
------------                             ------------------------------------------
PART II.
  Item 5.   Market for Registrant's       Annual Report to Stockholders,
  ------    Common Equity and             Inside back cover, pages 53, 68-70
            Related Stockholder           and 75
            Matters

  Item 6.   Selected Financial Data       Annual Report to Stockholders,
  -------                                 pages 76-77

  Item 7.   Management's Discussion       Annual Report to Stockholders,
  -------   and Analysis of Financial     pages 43-53
            Condition and Results of
            Operations

  Item 8.   Financial Statements and      Annual Report to Stockholders,
  -------   Supplementary Data            pages 7 and 54-75
            (including all Schedules
            required under Item 14 of
            Part IV)

  Item 9.   Changes in and                (Not Applicable)
  -------   disagreements with
            Accountants on Accounting
            and Financial Disclosure

PART III.
 Item 10.   Directors and Executive       Part 1; Proxy Statement for 1995
 --------   Officers of the Registrant    Annual Meeting of stockholders,
                                          pages 1-10

 Item 11.   Executive Compensation        Proxy Statement for 1995 Annual
 --------                                 Meeting of Stockholders, pages 17-
                                          25

 Item 12.   Security Ownership of         Proxy Statement for 1995 Annual
 --------   Certain Beneficial Owners     Meeting of Stockholders, pages 11-
            and Management                12

 Item 13.   Certain Relationships and     Proxy Statement for 1995 Annual
 --------   Related Transactions          Meeting of Stockholders, page 10


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

         3. Independent Auditors report from Ernst & Young LLP for United Defense, L.P. (Exhibit 99).

         4.   Exhibits:  See attached exhibit index, page 25.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (c) Exhibits

         See Index of Exhibits.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FMC CORPORATION
                                              (Registrant)

                                              By   Michael J. Callahan
                                                   -------------------
                                                   Michael J. Callahan
                                                   Executive Vice President and
                                                   Chief Financial Officer

Date:  March 29, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                    Title
---------                    -----
Michael J. Callahan          Executive Vice President Michael J. Callahan
                             and Principal Financial  ----------------------
                             Officer                  Michael J. Callahan
Alan L. Lowe                 Acting Principal         )
                             Accounting Officer       )
Robert N. Burt               Chairman of the Board    )
                             and Chief Executive      )
                             Officer                  )
William W. Boeschenstein     Director                 )
Larry D. Brady               Director                 )
B.A. Bridgewater, Jr.        Director                 ) By:  Michael J. Callahan
Patricia A. Buffler          Director                 )      -------------------
Paul L. Davies, Jr.          Director                 )      Michael J. Callahan
Jean A. Francois-Poncet      Director                 )
Robert H. Malott             Director                 )
Edward C. Meyer              Director                 )
William F. Reilly            Director                 )
James R. Thompson            Director                 )
Clayton Yeutter              Director                 )


                                     PAGE 1
                        INDEX OF EXHIBITS FILED WITH OR
                         INCORPORATED BY REFERENCE INTO
                          FORM 10-K OF FMC CORPORATION
                        FOR YEAR ENDED DECEMBER 31, 1994

                                                               Sequential
Exhibit No.                                                     Page No.
  This                                                            This
  10-K                      Exhibit Description                   10-K
-----------                 -------------------                ----------
   3.1             Restated Certificate of Incorporation,          N/A
                   as filed on July 1, 1986 (incorporated
                   by reference from Exhibit 3.1 to the
                   form SE filed on March 25, 1993)

   3.2             Amendment to Restated Certificate of            N/A
                   Incorporation filed on April 30, 1987
                   (incorporated by reference from Exhibit
                   3.2)

   3.3             By-Laws of the Company, as amended              N/A
                   (incorporated by reference from Exhibit
                   3.1 to the Form SE filed on March 28,
                   1990)

   4.1             Amended and Restated Rights Agreement,          N/A
                   dated as of  February 19, 1988, between
                   Registrant and Harris Trust and Savings
                   Bank (incorporated by reference from
                   Exhibit 4 to the Form SE filed on March
                   25, 1993)

   4(iii)(A)       Registrant undertakes to furnish to the         N/A
                   Commission upon request, a copy of any
                   instrument defining the rights of
                   holders of long-term debt of the
                   Registrant and all of its subsidiaries
                   for which consolidated or consolidated
                   financial statements are required to be
                   filed

   4.2             Participation Agreement, dated as of            N/A
                   January 1, 1994, by and among FMC
                   Corporation, Harsco Corporation, Harsco
                   Defense Holding, Inc. and United
                   Defense, L.P.* (incorporated by
                   reference from Exhibit 4.1 to the Form
                   8-K filed on
                   February 14, 1994)

   4.3             Partnership Agreement, dated as of              N/A
                   January 1, 1994, by and among FMC
                   Corporation, Harsco Defense Holding,
                   Inc. and United Defense, L.P.*
                   (incorporated by reference from Exhibit
                   4.2 to the Form 8-K filed on February
                   14, 1994)

     4.4     Annex A - Definitions Relating to the         N/A
             Partnership Agreement and the
             Participation Agreement (incorporated
             by reference from Exhibit 4.3 to the
             Form 8-K filed on February 14, 1994)

     4.5     Registration Rights Agreement, dated as       N/A
             of January 1, 1994, by and among FMC
             Corporation, Harsco Defense Holding,
             Inc. and United Defense, L.P.
             (incorporated by reference from Exhibit
             4.4 to the Form 8-K filed on February
             14, 1994)

     4.6     Management Services Agreement, dated as       N/A
             of January 1, 1994, by and between FMC
             Corporation and United Defense, L.P.*
             (incorporated by reference from Exhibit
             4.6 to the Form 8-K filed on February
             14, 1994)

     4.7     Form of Senior Promissory Note                N/A
             Agreement by and between Harsco Defense
             Holding, Inc. and United Defense, L.P.
             (incorporated by reference from Exhibit
             4.6 to the Form 8-K filed on February
             14, 1994)

     10.1**  Directors' Retirement Plan as amended          29
             on December 9, 1994

     10.2**  FMC 1981 Incentive Share Plan, as             N/A
             amended, effective May 28, 1986
             (incorporated by reference from Exhibit
             10.1 to the Form SE filed on March 25,
             1993)

     10.3**  FMC 1990 Incentive Share Plan                 N/A
             (incorporated by reference from Exhibit
             10.1. to the Form SE filed on March 26,
             1991)

     10.4**  FMC Corporation Salaried Employees'
             Retirement Plan, as amended and                31
             restated effective January 1, 1995

     10.5**  FMC Employees' Thrift and Stock               N/A
             Purchase Plan, as revised and restated
             as of April 1, 1991 (incorporated by
             reference from Exhibit 10.3 to the Form
             SE filed on March 27, 1992)

     10.6**  Amendments to the FMC Employees' Thrift
             and Stock Purchase Plan through
             December 31, 1994                              92

     10.7**  FMC Salaried Employees' Equivalent            N/A
             Retirement Plan (incorporated by
             reference from Exhibit 10.4 to the Form
             SE filed on March 27, 1992)

     10.8**  FMC Deferred Compensation Equivalent          N/A
             Retirement and Thrift Plan
             (incorporated by reference from Exhibit
             10.5 to the Form SE filed on March 27,
             1992)


     10.9**  FMC Management Bonus Plan (incorporated       N/A
             by reference from Exhibit 10.6 to the
             Form SE filed on March 27, 1992)

    10.10**  FMC Corporation Amended and Restated          N/A
             Executive Severance Plan, (incorporated
             by reference from Exhibit 10.1 to the
             Form SE filed on March 28, 1990)


    10.11**  FMC Employees' Thrift and Stock               N/A
             Purchase Trust dated
             April 1, 1982 (incorporated by
             reference from Exhibit 10.7 to the Form
             SE filed on March 27, 1992)

    10.12**  Amendment to FMC Employees' Thrift and        N/A
             Stock Purchase Trust dated April 1,
             1988 (incorporated by reference from
             Exhibit 10.8 to the Form SE filed on
             March 27, 1992)


    10.13**  FMC Master Trust Agreement between FMC        N/A
             and Bankers
             Trust Company (incorporated by
             reference from Exhibit 10.9 to the Form
             SE filed on March 27, 1992)

    10.14    Fiscal Agency Agreement between FMC           N/A
             Corporation and Union Bank of
             Switzerland, Fiscal Agent, dated as of
             January 16, 1990 (incorporated by
             reference from Exhibit 10.4 to the Form
             SE filed on March 28, 1990)

    10.15**  Amended and Restated FMC-Deferred Stock
             Plan for Non-Employee Directors                95

    10.16**  Consulting Agreement dated as of
             September 1, 1990 between the Company
             and Edward C. Meyer (incorporated by          N/A
             reference from Exhibit 10.16 to Form
             10-K-A filed on April 5, 1994)


    13       Annual Report of FMC Corporation for
             the year ended December 31, 1994, is
             included as an Exhibit to this report
             for the information of the Securities
             and Exchange Commission and, except for
             those portions thereof specifically           100
             incorporated by reference elsewhere
             herein, such Annual Report should not
             be deemed filed as a part of this
             report.

    21       List of Significant Subsidiaries of           179
             Registrant

         23  Consent of Auditors                               180

         24  Powers of Attorney                                182

         27  Financial Data Schedule                           195

         99  Report of Ernst & Young LLP,                      196
             Independent Auditors
_______________________________

* The Registrant has omitted the schedule and certain exhibits to the Participation Agreement, the Partnership Agreement and the Management Services Agreement and agrees to furnish supplementally a copy of such scheduled and exhibits to the Commission upon request.

** Indicates a management contract or compensatory plan or arrangement.