Form 10-Q
period 1995-03-31
FMC CORP
filed 1995-05-11
CIK 37785

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

    (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1995
                              or
    ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                    Yes   X      No
                        -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                            Outstanding at March 31, 1995
- ----------------------------------------  -----------------------------

Common Stock, par value $0.10 per share             36,548,435

     PAGE 2
                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------
FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Consolidated Statements of Income (Unaudited)
- ---------------------------------------------
(In thousands, except per share data)

                                                     Three Months
                                                     Ended March 31
                                                 ----------------------
                                                       1995       1994
                                                       ----       ----
Revenue:
   Sales                                         $1,015,524   $908,300
   Equity in net earnings
    of affiliates                                     1,104      1,653
   Other revenue                                     15,528     18,409
                                                 ----------   --------

   Total revenue                                  1,032,156    928,362
                                                 ----------   --------

Costs and expenses:
   Cost of sales                                    745,812    654,917
   Selling, general and
    administrative expenses                         140,825    142,442
   Research and development                          38,261     38,182
   Other (income) and expense, net                      149     (4,692)
                                                 ----------   --------

   Total costs and expenses                         925,047    830,849
                                                 ----------   --------

Earnings before interest, minority
  interests and taxes                               107,109     97,513
   Minority interests                                16,512     14,925
   Interest income                                    3,344      1,594
   Interest expense                                  19,030     16,407
                                                 ----------   --------

Income before income taxes                           74,911     67,775
Provision for income taxes                           22,473     21,688
                                                 ----------   --------

Net income                                       $   52,438   $ 46,087
                                                 ==========   ========

Average number of shares:
 Primary                                             37,534     37,022
                                                 ----------   --------

 Fully diluted                                       37,595     37,036
                                                 ==========   ========

Earnings per common share:
  Primary                                             $1.40      $1.24
                                                 ==========   ========

  Fully diluted                                       $1.39      $1.24
                                                 ==========   ========


See accompanying notes to consolidated financial statements.

     PAGE 3
FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Consolidated Balance Sheets
- ---------------------------
(In thousands, except per share data)              March 31
                                                      1995     December 31
Assets:                                          (Unaudited)      1994
                                                 -----------   -----------
Current assets:
   Cash and cash equivalents                      $  145,994   $   98,367
   Trade receivables, net of allowance
    for doubtful accounts of $12,061 and
    $10,929 in 1995 and 1994, respectively           695,550      642,754
   Inventories                                       455,459      403,943
   Other current assets                              176,448      137,582
   Deferred income taxes                              86,936       93,647
                                                  ----------   ----------
 Total current assets                              1,560,387    1,376,293

Investments                                          129,500      141,702

Property, plant and equipment at cost              3,977,695    3,897,467
   Less -- accumulated depreciation                2,404,731    2,360,091
                                                  ----------   ----------
   Net property, plant and equipment               1,572,964    1,537,376
Other assets                                         220,030      208,863
Deferred income taxes                                 78,189       87,252
                                                  ----------   ----------
Total assets                                      $3,561,070   $3,351,486
                                                  ==========   ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Short-term debt                                $  166,847   $   66,854
   Accounts payable, trade and other                 676,746      676,929
   Accrued and other current liabilities             358,388      405,853
   Current portion of long-term debt                  36,932       41,339
   Current portion of accrued pension
    and other postretirement benefits                 17,196       22,818
   Income taxes payable                               58,032       55,114
                                                  ----------   ----------
   Total current liabilities                       1,314,141    1,268,907

Long-term debt, less current portion                 998,313      901,180
Accrued pension and other postretirement
 benefits, less current portion                      309,438      306,476
Reserve for discontinued operations                  184,256      189,885
Other liabilities                                    168,701      169,000
Minority interests in consolidated companies         112,674       99,555
Stockholders' equity:
   Common stock, $0.10 par value, authorized
     60,000,000 shares; issued 36,846,661
     shares in 1995 and 36,813,530 shares
     in 1994                                           3,685        3,681
   Capital in excess of par value
    of capital stock                                  91,678       90,366
   Retained earnings                                 432,940      380,502
   Foreign currency translation adjustment           (45,709)     (49,019)
   Treasury stock, common, at cost;
     298,226 shares in 1995 and 1994                  (9,047)      (9,047)
                                                  ----------   ----------
  Total stockholders' equity                         473,547      416,483
                                                  ----------   ----------
Total liabilities and stockholders' equity        $3,561,070   $3,351,486
                                                  ==========   ==========

See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
- -------------------------------------------------
(Dollars in thousands)

                                                           Three Months
                                                          Ended March 31
                                                   ---------------------------
                                                        1995           1994
                                                   ---------------  ----------

Reconciliation from net income to
 cash provided (required) by operating
 activities:
Net income                                               $ 52,438    $ 46,087

Adjustments for non-cash components of
  net income:
     Depreciation and amortization                         58,551      53,893
     Deferred income taxes                                 12,204      12,560
     Equity in net earnings of affiliates                  (1,104)     (1,653)
     Amortization of accrued pension costs                    279      (2,881)
     Minority interests                                    16,512      14,925
     Other                                                    990      (1,283)

Increase in assets:
     Trade receivables, net                               (52,796)    (47,991)
     Inventories                                          (51,516)    (67,956)
     Other current assets and other assets                (52,578)    (12,265)
(Decrease) increase in liabilities:
     Accounts payable, accrued and other
      current liabilities and other liabilities           (34,848)      2,563
     Income taxes payable                                   2,918      (8,035)
     Restructuring reserve                                (13,112)     (8,854)
     Accrued pension and other
     postretirement benefits, net                          (2,939)        906

Cash provided (required)
 by operating activities                                 $(64,731)   $(19,984)
                                                         ========    ========



See accompanying notes to consolidated financial statements.

     PAGE 5
FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
- -------------------------------------------------
(Dollars in thousands)

                                                       Three Months
                                                      Ended March 31
                                                --------------------------
                                                   1995         1994
                                                   ----         ----

Cash (required) by operating activities         $(64,731)   $(19,984)

Cash (required) by discontinued operations        (2,046)     (3,438)

Cash provided (required) by investing
 activities:
  Capital spending                               (93,102)    (46,735)
  Disposal of property, plant and
  equipment                                        2,569       2,946
  Decrease in investments                         13,306       3,063
                                                --------    --------
                                                 (77,227)    (40,726)
                                                --------    --------

Cash provided (required) by financing
 activities:
  Net increase (decrease) in short-term debt      99,993      (5,350)
  Net borrowings under credit facilities          89,000     208,000
  Proceeds from issuance of domestic
   long-term debt                                     69          74
  Repayment of domestic long-term debt              (125)       (129)
  Net increase (decrease) in foreign
   long-term debt                                  3,782     (77,200)
  Distributions to limited partner                (3,325)          -
  Issuance of capital stock, net                   1,316       3,384
                                                --------    --------
                                                 190,710     128,779
                                                --------    --------

Effect of exchange rate changes on cash
 and cash equivalents                              1,191      (1,633)
                                                --------    --------

Increase in cash and cash equivalents             47,627      62,998

Cash and cash equivalents, beginning
 of year                                          98,367      77,521
                                                --------    --------

Cash and cash equivalents, end
 of period                                      $145,994    $140,519
                                                ========    ========



Supplemental disclosure of cash flow information
Cash paid for interest, net of amounts capitalized, was $18.8 million and $15.5 million, and cash paid for income taxes, net of refunds, was $3.4 million and $11.2 million for the three-month periods ended March 31, 1995 and 1994, respectively.


See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
- ------------------------------------------------------

Note 1:  Financial information
- ------------------------------
The consolidated balance sheet as of March 31, 1995, and the related statements of income and cash flows for the interim periods ended March 31, 1995 and 1994 have been reviewed by FMC's independent auditors. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three-month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results of operations for the full year.

Certain prior period balances have been reclassified to conform with the current period's presentation.

The accounting policies are set forth in Note 1 to the company's 1994 financial statements which are incorporated by reference in Form 10-K.

Note 2:  Other income and expense, net
- ---------------------------------------
Other income and expense, net, for the three-month periods ended March 31, 1995 and 1994 includes pension-related income (expense) of $(0.3) million and $2.9 million, and LIFO-related income of $0.1 million and $1.8 million, respectively.

Note 3:  Long-term debt
- -----------------------
Advances under uncommitted credit facilities were $178 million at March 31, 1995. Committed credit available under the five-year $250 million Revolving Credit Agreement provides management with the ability to refinance $80 million of the advances under uncommitted credit facilities on a long-term basis. Since it is management's intent to do so, advances under the uncommitted facilities totalling $80 million have been classified as long-term debt in the accompanying consolidated balance sheets.

Note 4: Accounting Standards Adopted
- ------------------------------------
Statement of Financial Accounting Standards No. 112, " Employers' Accounting for Postemployment Benefits" was adopted by the company effective January 1, 1994. Statement No. 112 requires accrual of the expected cost of providing certain benefits to former or inactive employees after employment but before retirement. The effect of adoption was not material, and accordingly, has been included as part of costs and expenses.

      PAGE 7
Note 5:  Formation of United Defense, L.P.
- ------------------------------------------

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

Beginning in the first quarter 1994, all sales and earnings of UDLP are included in FMC's consolidated financial statements. Harsco's share of the partnership's earnings are included in minority interest. All of the assets and liabilities of UDLP are also consolidated in the balance sheet.

Note 6: Soda Ash Joint Venture
- ------------------------------

On February 6, 1995 the company announced that it has reached agreement with Nippon Sheet Glass Co., Ltd., Tokyo, and Sumitomo Corporation, Tokyo to sell a minority interest in its soda ash business for $150 million. In addition, Nippon Sheet Glass Co., Ltd. and Sumitomo Corporation will be investing in FMC's $135 million two-phased solution mining project. When the deal is completed, the Japanese companies will hold a 20 percent equity interest in FMC Wyoming Corporation, a wholly owned subsidiary of FMC, which will be composed solely of FMC's soda ash business. FMC Wyoming will supply soda ash to the glass manufacturing operations of Nippon Sheet Glass.

FMC will retain management control of both the soda ash business and its Green River, Wyoming soda ash mining and manufacturing facility. FMC will also retain 100 percent ownership of the non-soda ash facilities and businesses located in Green River. The joint venture is expected to be completed around mid-year, subject to various conditions, which include completion of due diligence, approval by the companies' respective boards of directors and receipt of requisite government approvals.

Note 7: Moorco Acquisition Proposal
- -----------------------------------
On April 4, 1995, the company announced that it had proposed to acquire Moorco International Inc. for approximately $223 million in a negotiated merger transaction whereby Moorco's stockholders would receive $20.00 per share in cash for all outstanding Moorco shares (including associated preferred stock purchase rights). After a month in which the company's efforts to engage Moorco in constructive discussions regarding the proposal were rejected unless the company would agree to unreasonable conditions, on May 5, 1995, the company commenced a tender offer for all outstanding Moorco shares at $20 per share in cash. Also on May 5, 1995, FMC commenced litigation in the Court of Chancery of the State of Delaware against Moorco and its directors asking that the Court, among other things, require the defendants to carry out their fiduciary duties by negotiating in good faith with FMC. Moorco responded by filing a petition in the District Court of Nueces County, Texas, asking that court, among other things, to enjoin FMC's bid to acquire Moorco, alleging that FMC improperly acquired confidential information about Moorco during Moorco plant visits which information is alleged to have been essential to FMC's corporate decision-making. FMC does not believe that it received any confidential information. At a hearing on May 8, 1995, in the Texas lawsuit, the Court granted FMC's request for a continuance until Thursday, May 11, 1995, at which time the Court will consider Moorco's request for expedited discovery and FMC's motion that the Texas proceedings be stayed. Also on May 8, 1995, FMC filed a complaint in the U.S. District Court in Delaware seeking a declaratory judgment that FMC's
Schedule 14D-1, filed in connection with its tender offer, does not violate
Section 14(e) of the Securities Exchange Act of 1934 as a result of Moorco's allegations relating to the acquisition and use of information.

Note 8: Sub Contract Dispute
- ----------------------------
On May 1 the U.S. District Court for the Northern District of Alabama entered a $17.8 million judgment in favor of FMC in a pricing dispute with a subcontractor for FMC's multiyear program to supply a track system for the U.S. Army's M1 Abrams tank. The court ruled that the subcontractor was contractually obligated to perform subcontracted work for FMC at agreed upon pricing and quantity levels for the final three years of the five year contract. The subcontractor can appeal the court's decision.

The company and the subcontractor completed deliveries to the U.S. Army under the contract in first quarter 1995. The company had previously expensed disputed amounts and has not reflected the possible recovery from the legal ruling in the first quarter financial statements. The company is continuing to monitor the situation.

Note 9: Environmental
- ---------------------
Reserves at March 31, 1995 were provided for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used. Estimates are reviewed quarterly by the company's Environmental Health and Safety organization, as well as financial and legal management and, if necessary, adjusted as additional information becomes available. The estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods, and other actions by governmental agencies or private parties.

Reserves of $222 million and $229 million, before recoveries, have been provided at March 31, 1995 and December 31, 1994, respectively, of which $136 million and $142 million are included in the reserve for discontinued operations at March 31, 1995 and December 31, 1994, respectively. In addition, the company has estimated reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $230 million.

The liability arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter's or year's results of operations in the future. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a material adverse effect on the company's liquidity or financial condition and may be satisfied over the next 20 years or longer.

To ensure FMC is held responsible only for its equitable share of site remediation costs, FMC has initiated, and will continue to initiate, legal proceedings for contributions from other Potentially Responsible Parties, and for a determination of coverage against its comprehensive general liability insurance carriers.

Approximately $121 million of recoveries ($44 million as other assets and $77 million as an offset to the reserve for discontinued operations) and approximately $123 million of recoveries ($44 million as other assets and $79 million as an offset to the reserve for discontinued operations), has been recorded as probable realization on claims against insurance companies and other third parties at March 31, 1995 and December 31, 1994, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------  ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

                              FINANCIAL CONDITION
                              -------------------

As of March 31, 1995, the company had advances under uncommitted facilities of $178 million. The company also has $500 million in committed credit facilities consisting of a $250 million, 364 day non-amortizing revolving credit agreement due in December 1995 and a $250 million, five-year non-amortizing revolving credit agreement due in December 1999. As of March 31, 1995, the company had advances under the five-year revolving credit agreement of $170 million. It is the company's practice to maintain unused credit availability under the Revolving Credit Agreements at least equal to the amount of advances under uncommitted facilities. As of March 31, 1995, the company's committed credit line under the Revolving Credit Agreements exceeded committed and uncommitted agreement borrowings by $152 million.

Capital spending of $93 million for the quarter ended March 31, 1995 increased $46 million versus first quarter 1994. The increase is primarily driven by spending on previously announced major capital projects including the two-phased solution mining project at Green River, development of FMC Gold Company's Beartrack property, construction of a new agricultural chemical plant for a new class of herbicide, development of a lithium resource in Argentina and the new Northern European hydrogen peroxide facility.

Expected cash requirements for the remainder of 1995 include approximately $300- $400 million for planned capital expenditures and potential acquisitions (excluding the proposed Moorco acquisition described in Note 7) and net after tax interest payments of approximately $30 million based on current debt levels. Cash to meet these requirements will be provided by the company's operations supplemented by $150 million of expected proceeds from the sale of a minority interest in the soda ash business, and, if necessary, by existing cash balances and available credit facilities.

Spending charged to the restructuring reserve in the first quarter of 1995 was approximately $13 million primarily for severance and downsizing activities in the machinery and equipment segment and severance costs for functional staff. Projected requirements for the remainder of 1995 are approximately $30-35 million for severance, downsizing and other restructuring related costs. Total spending and resulting savings are unchanged from prior estimates.

                  RESULTS OF OPERATIONS
                  ---------------------

      First quarter 1995 compared to first quarter 1994
      -------------------------------------------------

              Industry Segment Data (Unaudited)
              ---------------------------------
                    (Dollars in millions)

                                      Three Months Ended
                                           March 31
                                      ------------------

                                           1995     1994
                                       --------   ------
Sales
- -----
 Performance Chemicals                 $  284.9   $250.6
 Industrial Chemicals                     228.4    197.7
 Machinery and Equipment                  264.1    202.6
 Defense Systems                          235.3    242.8
 Precious Metals                            9.0     21.8
 Eliminations                              (6.2)    (7.2)
                                       --------   ------
                                       $1,015.5   $908.3
                                       ========   ======

Income before taxes
- -------------------

 Performance Chemicals                 $   41.0   $ 37.9
 Industrial Chemicals                      41.4     34.8
 Machinery and Equipment                    9.1      8.2
 Defense Systems                           45.0     35.8
 Precious Metals                           (5.1)     2.8
                                       --------   ------
 Operating profit                         131.4    119.5

 Corporate and other                      (24.2)   (26.7)
 Net interest expense                     (15.7)   (14.8)
 Other income and (expense), net           (0.1)     4.7
 Minority interest /(1)/                  (16.5)   (14.9)
                                       --------   ------
 Total                                 $   74.9   $ 67.8
                                       ========   ======

(1) Minority interests are primarily United Defense, L.P. (17.1) and FMC Gold 0.7 in 1995 and United Defense, L.P. (13.8) and
    FMC Gold (0.9) in 1994.

Sales of $1 billion increased 12 percent from last year's quarter, driven by improving markets in Industrial Chemicals, strong growth in Performance Chemicals and integration of acquisitions in Machinery and Equipment. Income from operations was $91 million before interest and taxes and net of minority interest, despite further devaluation of the Mexican peso. In the 1994 quarter, income from operations was $83 million on the same basis.

Performance Chemicals sales of $285 million increased 14 percent compared with results of $251 million in last year's period. First quarter 1995 results benefited from higher volumes of agricultural chemicals in North America, Europe and Asia-Pacific, reflecting increased market demand, new product registrations and label expansions.

In addition, improving markets and new applications for lithium products, market share gains in flame retardants and higher worldwide volumes of pharmaceutical ingredients benefited segment results.

Profits of $41 million increased 8 percent compared with last year's strong results. The segment performance includes the effects of the Mexican peso devaluation, as well as increased expenses to expand the food ingredients and pharmaceutical businesses and to support growth in Agricultural Products through label expansions, new product registrations and commercialization of a new class of herbicides.

Industrial Chemicals sales increased 16 percent to $228 million, reflecting a continued strengthening of end-markets for key products. Profits of $41 million increased 19 percent compared with last year's strong quarter. In the 1995 quarter, soda ash volumes and prices increased, reflecting strong export markets, improving domestic markets and conversions from caustic soda. Higher domestic hydrogen peroxide volumes and prices were driven by the continuing increased demand from the pulp and paper market. Segment profits benefited from a decrease in the estimate of certain previously accrued expenses at FMC Foret. European chemical volumes and pricing also improved, reflecting the economic recovery. Part of the year over year sales increase is due to favorable currency translations reflecting the recent weakness of the U.S. dollar.

On February 6, 1995 FMC announced its agreement to form a Soda Ash joint venture with Nippon Sheet Glass and Sumitomo Corporation. The joint venture is fully discussed in Note 6 of the financial statements.

In the seasonally weak first quarter, Machinery and Equipment reported sales of $264 million and profits of $9 million, reflecting continuing segment improvement and contributions of acquisitions. These acquisitions and improvements more than offset the absence of several oilfield projects that were completed during the first quarter of 1994, the lack of recovery in Food Machinery markets and unfavorable currency translation.

Machinery and Equipment backlog was $588 million at the end of the quarter, up from $480 million at the end of the year and up from $372 million in the prior year's quarter. The increased backlog since the end of 1994 reflects the success of the Energy business in winning major international contracts and gaining market share, as well as the benefits of improving worldwide markets for airline products and contribution from the Jetway acquisition.

Defense system segment sales of $235 million decreased 3 percent from last year's $243 million, reflecting lower production volumes. Profits (net of minority interest) totaled $28 million in the quarter. This compared with profits of $22 million (net of minority interest) in the 1994 period. The absence of expenses incurred in 1994 related to the formation of United Defense, L.P. and higher international earnings were the primary drivers of the profit increase. Defense backlog was $1.4 billion at the end of the quarter, unchanged from the end of 1994.

FMC's joint venture in Turkey to produce armored fighting vehicles for the Turkish army continues to encounter delays of payment for outstanding receivables. Payments have been received during the first quarter and negotiations with the customer involving outstanding payments under the terms of the contract as well as other contract matters are continuing. Income from the joint venture is recognized as dividends and royalties are received.

Precious Metals sales of $9 million declined significantly compared with 1994 first quarter results of $22 million. The segment posted a loss of $4 million net of minority interest compared with last year's profits of $2 million on the same basis.

First quarter 1995 results reflect lower results at the Jerritt Canyon mine, minimal heap-leach production from the Paradise Peak mine, the shut-down of the Royal Mountain King mine and exploration expenses to develop several grassroot properties. The company expects improved results in the second half of the year as its Beartrack property goes into production.

Results from exploration efforts are encouraging at FMC Gold's El Penon, Chile, and Rossi, Nevada, properties. At the Chilean property, significant gold mineralization has been identified, with the potential to become an economic ore body. There are 155 completed exploration drill holes, with 33 holes in the primary target area having intercepted significant gold mineralization. FMC Gold expects to increase its spending to better define this gold resource. At the Rossi property, FMC gold has drilled 96 holes, with 22 holes in the primary target area resulting in 45 significant intercepts.

At Beartrack, an injunction against all ongoing and future forest activities, including mining, that could affect the local endangered species of salmon, was issued, stayed and subsequently dissolved during the first quarter of 1995.

Another lawsuit filed last year by the Sierra Club Legal Defense Fund is still pending. The lawsuit alleges that the biological opinion issued by the National Marine Fisheries Service on the Beartrack property fails to satisfy the requirements of the Endangered Species Act. FMC Gold believes the biological opinion was carefully considered and is fully supported by the record.

Development at Beartrack has continued uninterrupted, and production is scheduled to begin during the second quarter of 1995.

Also during the quarter, FMC Corporation engaged Wood Gundy, an investment banking firm specializing in precious metals properties, to evaluate the strategic options related to its ownership interests in FMC Gold Company.

Certain corporate income and expense items are not allocated to specific business segments due to their nature. During the quarter, corporate expenses declined 9 percent to $24 million as lower staff expenses more than offset timing of investment income. In the year-ago period, other income, primarily LIFO and pension income, totaled $5 million. The company does not expect income from either of these sources in 1995.

The effective tax rate for the quarters ended March 31, 1995 and 1994 was 30 percent and 32 percent, respectively. The decrease is primarily due to lower taxes on foreign earnings.


                       INDEPENDENT ACCOUNTANTS' REPORTS
                       --------------------------------

A report by KPMG Peat Marwick LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended March 31, 1995 is included on page 14.

A report by Ernst and Young LLP, UDLP's independent accountants, on the financial statements referred to by KPMG Peat Marwick LLP in its report noted above is included on page 15.

SIGNATURE


                        Independent Accountants' Report
                        -------------------------------



The Board of Directors
FMC Corporation:



We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of March 31, 1995, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These consolidated financial statements are the responsibility of the company's management.

We were furnished with the report of other accountants on their review of the interim financial information of United Defense, L.P., whose total assets as of March 31, 1995, and whose revenues for the three-month period then ended constituted 14 percent and 24 percent, respectively, of the related consolidated totals.

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

Based on our review and the report of other accountants, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of December 31, 1994 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 23, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



KPMG Peat Marwick LLP

Chicago, Illinois
April 20, 1995

SIGNATURE

                    Independent Accountants' Review Report
                    --------------------------------------



Partners
United Defense, L.P.
Arlington, Virginia


We have reviewed the balance sheet of United Defense, L.P. as of March 31, 1995, and the related statements of income and cash flows for the three month periods ended March 31, 1995 and 1994 and the statement of partners' equity for the three month period ended March 31, 1995. These financial statements (not presented separately in the FMC Corporation Form 10-Q for the quarter ended March 31, 1995) are the responsibility of the Partnership's management.

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

Based on our review, we are not aware of any material modifications that should be made to the Partnership's financial statements referred to above for them to be in conformity with generally accepted accounting principles.


Ernst and Young LLP

Washington, D.C.
April 13, 1995

                          Part II - Other Information
                          ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- ------   --------------------------------

  (a) Exhibits


                                                         Page Number in
    Number in                                          Document Numbering
  Exhibit Table                Description                   System
  -------------                -----------             ------------------
       11                Statement re: computation     Document type 2, page 2
                         of per share earnings
                         assuming full dilution

       15                Letters re: unaudited         Document type 2, page 3
                         interim financial
                         information

       27                Financial Data Schedule       Document type EX-27,
                                                         page 5

  (b) Reports on Form 8-K
      -------------------

      Form 8-K dated February 6, 1995 describing FMC's agreement to form a Soda Ash joint venture with Nippon Sheet Glass and Sumitomo Corporation.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FMC CORPORATION
                                       ---------------
                                         (Registrant)



Date:  May 11, 1995                    Ronald D. Mambu
       ------------                    ---------------
                                       Controller and duly authorized
                                       officer

                                 EXHIBIT INDEX
                                 -------------

                                                       Page Number in
Number in                                              Document Numbering
Exhibit Table        Description                       System
- -------------        -----------                       ------------------

   11             Statement re: computation                    1
                  of per share earnings
                  assuming full dilution

   15.1           Letters re: unaudited                        2
                  interim financial
                  information (KPMG Peat Marwick LLP)

   15.2           Letter re: unaudited                         3
                  interim financial
                  information (Ernst & Young LLP)

   27             Financial Data Schedule                      5