Form 10-Q
period 1995-06-30
FMC CORP
filed 1995-08-11
CIK 37785

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

    (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended June 30, 1995
                             or
    ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from-------- to---------

              Commission File Number 1-2376

                    FMC Corporation
    --------------------------------------------------------
   (Exact name of registrant as specified in its charter)

               Delaware                    94-0479804
    --------------------------------------------------------
    (State or other jurisdiction of     (I.R.S. Employer
     incorporation or organization)     Identification No.)

      200 East Randolph Drive, Chicago, Illinois    60601
    --------------------------------------------------------

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

                    Yes   X      No
                        -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at June 30, 1995
- ----------------------------------------  ----------------------------

Common Stock, par value $0.10 per share             36,599,140

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------
FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Consolidated Statements of Income (Unaudited)
- ---------------------------------------------
(In thousands, except per share data)

                                        Three Months             Six Months
                                        Ended June 30           Ended June 30
                                   ----------------------  -----------------------
                                      1995        1994        1995         1994
                                   ----------  ----------  ----------   ----------
Revenue:
     Sales                         $1,128,372  $1,053,764  $2,143,896   $1,962,064
     Equity in net earnings
      of affiliates                     1,608       1,849       2,712        3,502
     Other revenue                      9,805       7,715      25,333       26,124
                                   ----------  ----------  ----------   ----------
      Total revenue                 1,139,785   1,063,328   2,171,941    1,991,690
                                   ----------  ----------  ----------   ----------
Costs and expenses:
     Cost of sales                    810,095     748,772   1,555,907    1,403,689
     Selling, general and
      administrative expenses         151,140     146,476     291,965      288,918
     Research and development          42,906      38,860      81,167       77,042
     Other (income) and
      expense, net                      1,096      (4,693)      1,245       (9,385)
                                   ----------  ----------  ----------   ----------
      Total costs and expenses      1,005,237     929,415   1,930,284    1,760,264
                                   ----------  ----------  ----------   ----------
Earnings before interest,
  minority interests, and taxes       134,548     133,913     241,657      231,426
     Interest income                    4,030       2,080       7,374        3,674
     Interest expense                  22,797      16,723      41,827       33,130
     Minority interests                 7,385      20,274      23,897       35,199
                                   ----------  ----------  ----------   ----------
Income before income taxes            108,396      98,996     183,307      166,771
Provision for income taxes             30,686      31,679      53,159       53,367
                                   ----------  ----------  ----------   ----------
Net Income                         $   77,710  $   67,317  $  130,148   $  113,404
                                   ==========  ==========  ==========   ==========
Average number of shares:
   Primary                             37,669      37,070      37,600       37,049
                                   ----------  ----------  ----------   ----------
   Fully diluted                       37,750      37,101      37,675       37,074
                                   ----------  ----------  ----------   ----------
Earnings per common share:
     Primary:                           $2.06       $1.82       $3.46        $3.06
                                   ==========  ==========  ==========   ==========
     Fully diluted:                     $2.06       $1.81       $3.45        $3.06
                                   ==========  ==========  ==========   ==========

         See accompanying notes to consolidated financial statements.

PAGE 3
FMC Corporation and Consolidated Subsidiaries
Consolidated Balance Sheets

(In thousands, except per share data)               June 30
                                                      1995     December 31
Assets:                                           (Unaudited)      1994
                                                  -----------  -----------
Current assets:
     Cash and cash equivalents                    $  127,200    $   98,367
     Trade receivables, net of allowance
      for doubtful accounts of $13,033 and
      $10,929 in 1995 and 1994, respectively         759,800       642,754
     Inventories                                     539,366       403,943
     Other current assets                            205,831       137,582
     Deferred income taxes                            85,015        93,647
                                                  ----------    ----------
  Total current assets                             1,717,212     1,376,293

Investments                                          130,477       141,702

Property, plant and equipment at cost              4,167,681     3,897,467
     Less -- accumulated depreciation              2,490,815     2,360,091
                                                  ----------    ----------
     Net property, plant and equipment             1,676,866     1,537,376
Other assets                                         240,363       208,863
Unallocated Purchase Price of Moorco
 International Inc.                                  237,536             -
Deferred income taxes                                 60,983        87,252
                                                  ----------    ----------
Total assets                                      $4,063,437    $3,351,486
                                                  ==========    ==========
Liabilities and Stockholders' Equity:
Current liabilities:
     Short-term debt                              $  514,761    $   66,854
     Accounts payable, trade and other               703,900       676,929
     Accrued and other current liabilities           413,958       405,853
     Current portion of long-term debt                17,092        41,339
     Current portion of accrued pension
      and other postretirement benefits               18,684        22,818
     Income taxes payable                             64,661        55,114
                                                  ----------    ----------
     Total current liabilities                     1,733,056     1,268,907

Long-term debt, less current portion                 997,653       901,180
Accrued pension and other postretirement
  benefits, less current portion                     304,372       306,476
Reserve for discontinued operations                  176,194       189,885
Other liabilities                                    177,914       169,000
Minority interests in consolidated companies         101,083        99,555
Stockholders' equity:
     Common stock, $0.10 par value, authorized
       60,000,000 shares; issued 36,897,366
       shares in 1995 and 36,813,530 shares
       in 1994                                         3,690         3,681
     Capital in excess of par value
      of capital stock                                93,755        90,366
     Retained earnings                               510,650       380,502
     Foreign currency translation adjustment         (25,883)      (49,019)
     Treasury stock, common, at cost;
       298,226 shares in 1995 and 1994                (9,047)       (9,047)
                                                  ----------    ----------
   Total stockholders' equity                        573,165       416,483
                                                  ----------    ----------
Total liabilities and stockholders' equity        $4,063,437    $3,351,486
                                                  ----------    ----------

See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
- -------------------------------------------------
(Dollars in thousands)

                                                        Six Months
                                                       Ended June 30
                                                   --------------------
                                                     1995       1994
                                                   --------   ---------
Reconciliation from net income to
 cash provided by operating activities:
Net income                                         $130,148   $ 113,404

Adjustments for non-cash components of
  net income:
     Depreciation and amortization                  117,724     109,515
     Deferred income taxes                           21,674      24,959
     Equity in net earnings of affiliates            (2,712)     (3,502)
     Amortization of accrued pension costs            1,105      (5,763)
     Minority interests                              23,897      35,199
     Other                                            2,685      (2,672)

(Increase) in assets:
     Trade receivables                              (80,277)   (121,411)
     Inventories                                    (90,738)    (92,107)
     Other current assets and other assets          (77,061)    (65,025)
(Decrease) increase in liabilities:
     Accounts payable, accrued and other
      current liabilities and other liabilities       5,961      89,238
     Income taxes payable                             8,408       2,512
     Restructuring reserve                          (30,070)    (22,074)
     Accrued pension and other
      postretirement benefits, net                   (7,343)     (5,378)
                                                   --------   ---------
Cash provided by operating activities              $ 23,401   $  56,895
                                                   ========   =========


See accompanying notes to consolidated financial statements.

   PAGE 5
FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
- -------------------------------------------------
(Dollars in thousands)

                                                          Six Months
                                                         Ended June 30
                                                     ---------------------
                                                        1995        1994
                                                     ---------   ---------
Cash provided by operating activities                $  23,401   $  56,895
Cash (required) by discontinued operations              (6,538)    (13,089)

Cash provided (required) by investing
 activities:
  Capital spending                                    (208,959)   (118,281)
  Disposal of property, plant and
   equipment                                            21,765       6,009
  Decrease (increase) in investments                    24,464     (35,159)
  Payment for purchase of Moorco, net
   of cash equivalents acquired (1)                   (320,100)          -
  Unpaid portion of Moorco purchase price               19,478           -
                                                     ---------   ---------
                                                      (463,352)   (147,431)
                                                     ---------   ---------
Cash provided (required) by financing
 activities:
  Increase (decrease) in short-term debt               421,407      (5,745)
  Net borrowings classified as long-term
   under credit facilities                              89,000     154,000
  Proceeds from issuance of domestic
   long-term debt                                            -      45,152
  Repayment of domestic long-term debt                  (2,583)     (2,804)
  Net (decrease) in foreign
   long-term debt                                      (15,536)    (74,294)
  Distributions to limited partner                     (22,550)    (30,861)
  Issuance of capital stock, net                         3,398       5,983
                                                     ---------   ---------
                                                       473,136      91,431
                                                     ---------   ---------

Effect of exchange rate changes on cash
 and cash equivalents                                    2,186       1,166
                                                     ---------   ---------

Increase (decrease) in cash and cash equivalents        28,833     (11,028)

Cash and cash equivalents, beginning
 of year                                                98,367      77,521
                                                     ---------   ---------

Cash and cash equivalents, end
 of period                                           $ 127,200   $  66,493
                                                     =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest, net of amounts capitalized, was $43.0 million and $35.2 million, and cash paid for income taxes, net of refunds, was $13.9 million and $22.8 million for the six-month periods ended June 30, 1995 and 1994, respectively.

(1) FMC purchased substantially all of the capital stock of Moorco International Inc. for $321.9 million less cash equivalents of $1.8 million. Assets acquired and liabilities assumed are as follows:

                                                  (In Thousands)
      Total assets excluding cash equivalents        $168,053
      Debt assumed                                    (27,708)
      Other liabilities assumed                       (57,781)
      Unallocated purchase price                      237,536
                                                     --------
                                                     $320,100
                                                     ========

See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
- ------------------------------------------------------

Note 1:  Financial information
- ------------------------------

The consolidated balance sheet as of June 30, 1995, and the related statements of income and cash flows for the interim periods ended June 30, 1995 and 1994 have been reviewed by FMC's independent auditors. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results of operations for the full year.

Certain prior period balances have been reclassified to conform with the current period's presentation.

The accounting policies are set forth in Note 1 to the company's 1994 financial statements which are incorporated by reference in the company's 1994 Form 10-K.

Note 2:  Other income and expense, net
- ---------------------------------------

Other income and expense, net, for the three-month periods ended June 30, 1995 and 1994 primarily includes pension-related income (expense) of $(0.8) million and $2.9 million, and LIFO-related income of $0.1 million and $1.8 million, respectively.

Other income and expense, net, for the six-month periods ended June 30, 1995 and 1994 primarily includes pension-related income (expense) of $(1.1) million and $5.8 million, and LIFO-related income of $0.3 million and $3.6 million, respectively.

Note 3:  Debt
- -------------

Short-term debt includes $421 million of advances under uncommitted U.S. credit facilities. The remaining amounts in short-term debt are borrowings by FMC's foreign subsidiaries.

The company has $500 million in committed credit facilities consisting of a $250 million, 364 day non-amortizing revolving credit agreement due in December 1995 and a $250 million, five-year non-amortizing revolving credit agreement due in December 1999. As of June 30, 1995, the company had advances under the five-year revolving credit agreement of $175 million.

Committed credit available under the five-year $250 million Revolving Credit Agreement provides management with the ability to refinance $75 million of the advances under uncommitted credit facilities on a long-term basis. Since it is management's intent to do so, advances under the uncommitted facilities totalling $75 million have been classified as long-term debt in the accompanying consolidated balance sheets.

On June 1, 1994, Sweetwater County, Wyoming issued $45 million of Solid Waste Disposal Revenue Bonds. The proceeds were loaned to the company pursuant to a Loan Agreement dated June 1, 1994 which includes an interest rate of 7 percent payable semi-annually through maturity, June 1, 2024. The loan proceeds are recorded in investments and are being used to fund a soda ash business capital project.

Note 4:  Accounting Standards Adopted
- -------------------------------------

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

Beginning in the first quarter 1994, all sales and earnings of UDLP are included in FMC's consolidated financial statements. Harsco's share of the partnership's earnings are included in minority interests. All of the assets and liabilities of UDLP are also consolidated in the balance sheet.

Note 6:  Acquisitions
- ---------------------

On June 26, 1995, FMC acquired substantially all of the common shares of Moorco International Inc. ("Moorco") for $28 per share, or approximately $320 million (including acquisition costs) upon completion of a previously-announced tender offer. Moorco is the leading worldwide manufacturer of meters for the petroleum industry and a leading manufacturer of valves for the process and power generation industries. The acquisition was financed with the company's existing cash and borrowings from short-term credit facilities.

The acquisition will be accounted for by the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisition. Due to the timing of the transaction, however, FMC's consolidated balance sheet at June 30, 1995 includes the historical accounts of Moorco as of the acquisition date, adjusted only for certain known elements of purchase accounting. The remaining excess purchase price at June 30, 1995 is classified as "Unallocated Purchase Price of Moorco International Inc." on the company's consolidated balance sheet and will be allocated to the assets acquired (which will include goodwill and other intangible assets to be amortized over periods not exceeding 40 years, and may include purchased in-process research and development which would be expensed) and liabilities assumed based on the results of appraisals and other analyses which are currently in process.

The following unaudited pro forma information is intended to show the results of FMC's operations as if the acquisition of Moorco had occurred on January 1, 1995 and 1994, respectively, after giving effect to certain adjustments, including the increased amortization of goodwill and other intangible assets, increased depreciation, cost savings from certain synergies created under the combined operations, the exclusion of non-recurring acquisition-related expenses, additional interest on incremental acquisition indebtedness, and the related income tax effects of these adjustments:

    PAGE 8

                              Six months ended June 30,
                              ------------------------
                                   1995       1994
                                  ------     ------
                        (in millions, except per share data)
                                     (unaudited)

    Sales                         $2,245     $2,069
    Net income                    $  127     $  116
    Earnings per common share:
    Primary                       $ 3.36     $ 3.13
    Fully diluted                 $ 3.36     $ 3.13

The unaudited pro forma results of operations are based on preliminary assumptions regarding the allocation of purchase price, are not necessarily indicative of the results that would have occurred had the acquisition actually been consummated on January 1, 1995 or 1994, respectively, and are not intended to be a projection of future results or trends. Moorco will be included in the Energy and Transportation Equipment Group.

On June 24, 1994, the company acquired the Fluid Control Systems product line from National-Oilwell, a Houston-based oil field equipment company. The Fluid Control Systems product line is a leader in a variety of high-performance oil field applications, including engineered production and injection manifolds, a family of valves and fittings used to control and distribute the flow of production from oil and gas wells. Fluid Control Systems is part of the Energy and Transportation Equipment Group.

On May 27, 1994, the company acquired the Jetway Systems Division of Pneumo-Abex Inc. Jetway is a leader in design, production and installation of passenger boarding bridges and other aircraft support systems. Jetway Systems is part of the Energy and Transportation Equipment Group.

Note 7:  Sub Contract Dispute
- -----------------------------

On May 1, 1995 the U.S. District Court for the Northern District of Alabama entered a $17.8 million judgment in favor of FMC in a pricing dispute with a subcontractor for FMC's multiyear program to supply a track system for the U.S. Army's M1 Abrams tank. The court ruled that the subcontractor was contractually obligated to perform subcontracted work for FMC at agreed upon pricing and quantity levels for the final three years of the five year contract. The subcontractor has appealed the court's decision.

The company and the subcontractor completed deliveries to the U.S. Army under the contract in first quarter of 1995. The company had previously expensed disputed amounts and has, on the strength of the court's ruling and the company's confidence in the final outcome, reflected a substantial portion of the possible recovery from the legal ruling in the second quarter financial statements.

Note 8:  Environmental
- ----------------------

Reserves at June 30, 1995 were provided for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

Reserves of $211 million and $229 million, before recoveries, have been provided at June 30, 1995 and December 31, 1994, respectively, of which $127 million and $142 million are included in the reserve for discontinued operations at June 30, 1995 and December 31, 1994, respectively. In addition, the company has estimated reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $230 million. Included in the reasonably possible loss category are some sites where remedial studies and evaluations are proceeding. As such studies and EPA assessments proceed estimates can change substantially and/or result in adjustments to amounts reserved. Estimates are reviewed quarterly by the company's Environmental Health and Safety organization, as well as financial and legal management and adjusted as necessary. The estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods, and other actions by governmental agencies or private parties. It is FMC's policy to generally accrue estimated obligations no later than when a Record of Decision or equivalent is issued or upon completion of a Remediation Investigation/Feasibility Study that is accepted by FMC or the appropriate government agency or agencies.

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

Approximately $119 million of recoveries ($44 million as other assets and $75 million as an offset to the reserve for discontinued operations) and approximately $123 million of recoveries ($44 million as other assets and $79 million as an offset to the reserve for discontinued operations), has been recorded as probable realization on claims against insurance companies and other third parties at June 30, 1995 and December 31, 1994, respectively.

Note 9:  Subsequent Events
- --------------------------

Soda Ash Joint Venture
- ----------------------

On July 7, 1995, FMC Corporation and its wholly-owned subsidiary FMC Wyoming Corporation completed the previously announced joint venture agreement involving the sale of a 20% equity interest in FMC Wyoming to two Japanese companies, Nippon Sheet Glass Co. Ltd. and Sumitomo Corporation. Nippon Sheet Glass has committed to annual purchases of soda ash tonnage from the joint venture.

FMC Wyoming engages primarily in the manufacture of soda ash. To a lesser extent, the company also mines coal and produces sodium cyanide, caustic soda and sodium bicarbonate. Non-soda ash businesses are excluded from the joint venture, and related assets were distributed to FMC prior to completion of the transaction.

FMC retains an 80% ownership interest in FMC Wyoming, including operational and management control. The Japanese partners contributed cash of $150 million in return for their 20% interest, and will also share in the funding of capital projects to improve and expand the soda ash facilities. The Japanese partners' share of profits from the venture will be included in "Minority Interests". In the third quarter, FMC will record a nontaxable gain on the sale of its 20% interest of approximately $100 million or $2.66 per share.

Moorco Legal Claims
- -------------------
On August 2, the company settled legal claims which Moorco had outstanding against Elsag-Bailey and Fischer & Porter Co. for $12 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------  ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

                              FINANCIAL CONDITION
                              -------------------

As of June 30, 1995, the company had total borrowings of $1,530 million, up from $1,009 million at December 31, 1994. The increase in debt reflects financing of the Moorco acquisition, higher working capital levels and increased capital spending. Advances under uncommitted facilities of $496 million at June 30, 1995, up from $76 million at December 31, 1994, represented the primary source of the additional borrowings. The company also has $500 million in committed credit facilities consisting of a $250 million, 364 day non-amortizing revolving credit agreement due in December 1995 and a $250 million, five-year non-amortizing revolving credit agreement due in December 1999. As of June 30, 1995, the company had advances under the five-year revolving credit agreement of $175 million.

Capital and acquisition spending of $529 million for the six months ended June 30, 1995 increased $413 million versus the first half of 1994. The increase is primarily driven by the acquisition of Moorco and spending on previously announced major capital projects including the two-phased solution mining project at Green River, development of FMC Gold Company's Beartrack property, construction of an agricultural chemical plant for a new class of herbicide and development of a lithium resource in Argentina.

Expected cash requirements for the remainder of 1995 include approximately $250- $350 million for planned capital expenditures and potential acquisitions and net after tax interest payments of approximately $25 million based on current debt levels. Cash to meet these requirements will be provided primarily by the company's operations supplemented by $150 million of proceeds from the sale of a minority interest in the soda ash business, plus $30 million of expected minority partner contributions towards soda ash capital projects and, if necessary, by existing cash balances and available short- or long-term credit facilities.

The company's ratios of earnings to fixed charges were 4.5x and 5.5x for the six months ended June 30, 1995 and 1994, respectively. The decrease in the six-month ratio from 1994 to 1995 primarily reflects higher interest charges resulting from higher borrowings.

Spending charged to the restructuring reserve in the second quarter of 1995 was approximately $17 million, primarily for severance and downsizing activities at corporate and the machinery and equipment and industrial chemical segments. Projected requirements for the remainder of 1995 are approximately $13-18 million for severance, downsizing and other restructuring-related costs. Total spending and resulting savings are unchanged from prior estimates.


              EFFECT OF ACQUISITION OF MOORCO INTERNATIONAL INC.
              --------------------------------------------------

On June 26, 1995, FMC acquired Moorco International Inc. -- the leading worldwide manufacturer of meters for the petroleum industry and a leading manufacturer of valves for the process and power generation industries -- for approximately $320 million. The company anticipates that a portion of the unallocated purchase price at June 30, 1995 will be allocated to intangible assets. Portions of the purchase price may also be allocated to in-process research and development, which would be expensed, and to property, plant and equipment which would increase the Company's depreciation expense over the remaining useful lives of the acquired assets. In addition, the acquisition financing will result in additional interest expense. Appraisals and other efforts necessary to complete the purchase accounting for Moorco are in process.

                             RESULTS OF OPERATIONS
                             ---------------------

              Second quarter 1995 compared to second quarter 1994
              ---------------------------------------------------

                        Industry Segment Data (Unaudited)
                     -------------------------------------
                             (Dollars in millions)

                                              Three Months Ended
                                                    June 30
                                              ------------------
                                                1995       1994
                                              --------   --------
Sales
- -----
 Performance Chemicals                        $  324.3   $  298.9
 Industrial Chemicals                            242.8      220.5
 Machinery and Equipment                         313.6      242.6
 Defense Systems                                 242.5      282.6
 Precious Metals                                   9.8       16.9
 Eliminations                                     (4.6)      (7.7)
                                              --------   --------
                                              $1,128.4   $1,053.8
                                              ========   ========

Income before taxes
- -------------------
 Performance Chemicals                        $   61.7   $   66.3
 Industrial Chemicals                             46.3       28.8
 Machinery and Equipment                          16.9       10.6
 Defense Systems                                  41.5       52.6
 Precious Metals                                  (4.5)      (3.1)
                                              --------   --------
 Operating profit                                161.9      155.2

 Corporate and other                             (26.3)     (26.0)
 Net interest expense                            (18.7)     (14.6)
 Other income and (expense), net                  (1.1)       4.7
 Minority interests /(1)/                         (7.4)     (20.3)
                                              --------   --------
 Total                                        $  108.4   $   99.0
                                              ========   ========

(1) Minority interests are primarily United Defense, L.P. (7.9) and FMC Gold 0.7 in 1995 and United Defense, L.P. (19.7) and
    FMC Gold 0.1 in 1994.

Sales of $1.1 billion increased 7 percent from last year's quarter, and second quarter 1995 earnings before interest and taxes and net of minority interest were $127 million, up 11 percent, compared with $114 million in the 1994 quarter. Net income of $78 million was up 16 percent compared with $67 million in the second quarter of 1994. Primary earnings per share were $2.06 compared with $1.82 last year -- a 13 percent increase. This performance was primarily driven by strong results from the Industrial Chemicals and Machinery and Equipment segments.

Performance Chemicals
- ---------------------
Performance Chemicals sales of $324 million increased 8 percent compared with $299 million in last year's quarter. Results benefited from improving markets and new applications for lithium products, higher worldwide volumes of pharmaceutical ingredients and higher pyrethroid volumes.

Profits of $62 million declined from $66 million in last year's quarter. Major factors in the earnings decline were the loss of high-margin agricultural chemical sales in the Midwest due to an unusually wet spring; higher prices of seaweed, a key raw material in the food ingredients business; and problems with starting a plant at the Process Additives operation in Trafford Park, England. The outlook for the remainder of 1995 is positive based on strong cotton pesticide markets worldwide, growth in the Specialty Chemicals businesses and recovering margins for the food ingredients business as seaweed prices decrease.

Construction is continuing on the previously announced project to develop a lithium resource in Argentina. As the project progresses, the company is assessing the potential impact on certain U.S. lithium operations and the recoverability of certain assets.

Industrial Chemicals
- --------------------
Industrial Chemicals sales of $243 million increased 10 percent from $220 million, and earnings of $46 million jumped 61 percent from $29 million in the 1994 quarter. These results reflect continued strength in end-markets for key products and the benefits of cost improvement efforts. In the 1995 quarter, soda ash volumes and prices increased, reflecting strong domestic markets and growing export demand. Higher domestic hydrogen peroxide sales were driven by increasing demand from the pulp and paper market, and improved pricing across all market segments. European chemical volumes and pricing also increased.

Subsequent to the second quarter, FMC completed the previously announced joint venture with Nippon Sheet Glass Co., Tokyo, and Sumitomo Corporation, Tokyo, to sell a 20 percent equity interest in its soda ash business for $150 million. FMC will record a nontaxable gain of approximately $100 million on the transaction in the third quarter.

Machinery and Equipment
- -----------------------
Machinery and Equipment sales of $314 million increased 29 percent, and profits of $17 million increased 59 percent. Results reflect the increasing contributions of the Jetway and Kongsberg acquisitions, growth in several other Energy and Transportation Equipment businesses, and the benefits of significant cost reductions in the Food Machinery business. Machinery and Equipment backlog (excluding the Moorco acquisition) was $567 million at the end of the quarter, up from $480 million at the end of 1994 but down slightly from first quarter.

Defense Systems
- ---------------
Defense Systems sales of $242 million decreased 14 percent from last year's $283 million, reflecting expected lower volumes. Profits (net of minority interest) totaled $34 million in the quarter, relatively even with the 1994 period. In 1995, results include the successful close out of several contracts and a significant portion of the possible recovery from a previously disclosed favorable legal judgment (see Note 7 to the consolidated financial statements). In the 1994 period, profits were also bolstered by the successful close out of several contracts. Defense backlog was $1.4 billion at the end of the quarter, unchanged from the end of 1994.

Precious Metals
- ---------------
Precious Metals sales of $10 million declined compared with 1994 first quarter sales of $17 million. Expected lower production resulted in a loss of $4 million net of minority interest compared with a loss of $3 million net of minority interest in last year's period. As previously announced, FMC Corporation is in the process of evaluating options relating to its relationship to FMC Gold. The Beartrack mine start-up on July 12, 1995 is expected to provide favorable comparisons over the second half of the year.

A lawsuit filed last year by the Sierra Club Legal Defense Fund is still pending. The lawsuit alleges that the biological opinion issued by the National Marine Fisheries Service on the Beartrack property fails to satisfy the requirements of the Endangered Species Act. FMC Gold believes the biological opinion was carefully considered and is fully supported by the record. During the second quarter, all parties to the lawsuit filed motions for summary judgment. As of the date of this report, no hearing on these motions has been scheduled.

Corporate and Other
- -------------------
Certain corporate income and expense items are not allocated to specific business segments due to their nature. Corporate expenses were relatively flat with the prior year's quarter. Net interest expense in the quarter increased to $19 million from $15 million in last year's period, reflecting higher debt levels associated with increased capital spending and working capital needs. Other income declined $6 million from last year's quarter due to reduced LIFO and pension income.

The effective tax rate for the quarters ended June 30, 1995 and 1994 was 28 percent and 32 percent, respectively. The decline is based on an assumed lower projected full-year tax rate related to business mix.

[End of file]

                             Results of Operations
                             ---------------------

                  Six months 1995 compared to six months 1994
                  -------------------------------------------

                       Industry Segment Data (Unaudited)
                       ---------------------------------
                             (Dollars in millions)

                                               Six Months Ended
                                                   June 30
                                            -------------------
                                              1995       1994
                                            --------   --------
Sales
- -----
   Performance Chemicals                    $  609.1   $  549.5
   Industrial Chemicals                        471.1      418.2
   Machinery and Equipment                     577.7      445.2
   Defense Systems                             477.7      525.4
   Precious Metals                              18.7       38.7
   Eliminations                                (10.4)     (14.9)
                                            --------   --------
                                            $2,143.9   $1,962.1
                                            ========   ========
Income before taxes
- -------------------
   Performance Chemicals                    $  102.7   $  104.2
   Industrial Chemicals                         87.7       63.6
   Machinery and Equipment                      26.0       18.8
   Defense Systems                              86.5       88.4
   Precious Metals                              (9.6)      (0.3)
                                            --------   --------
   Operating profit                            293.3      274.7

   Corporate and other                         (50.4)     (52.6)
   Net interest expense                        (34.5)     (29.5)
   Other income and (expense), net              (1.2)       9.4
   Minority interests /(1)/                    (23.9)     (35.2)
                                            --------   --------
   Total                                    $  183.3   $  166.8
                                            ========   ========

(1) Minority interests are primarily United Defense, L.P. (24.9) and FMC Gold 1.3 in 1995 and United Defense, L.P. (33.5) and
    FMC Gold (0.9) in 1994.

Sales of $2.1 billion in the first half increased 9 percent from the 1994 period. Earnings of $218 million before interest and taxes and net of minority interest increased 11 percent compared with $196 million in the first half of 1994, driven primarily by improving end-markets and cost improvements at Industrial Chemicals, the successful integration of acquisitions, market growth and the benefits of cost reductions at Machinery and Equipment. Corporate and other expenses of $50 million declined from $53 million in the 1994 first half due primarily to lower staff expenses. Net interest expense increased to $34 million from $29 million in 1994 reflecting higher borrowings to support capital expenditures and higher working capital requirements.

Income before income taxes increased 10 percent to $183 million compared with $167 million in the first half of 1994. Net income of $130 million compared with $113 million in last year's period, and primary earnings per share were $3.46 compared with $3.06 per share last year.

Performance Chemicals sales of $609 million rose 11 percent compared with $549 million in last year's period and profits of $103 million declined slightly compared with $104 million in last year's period. Although sales benefited from improving markets and new applications for lithium products, market share gains in flame retardants, and higher world wide pharmaceutical volumes, profits declined slightly due to the loss of high margin agricultural product sales in the Midwest due to an unusually wet spring and higher seaweed costs.

Industrial Chemicals sales increased 13 percent to $471 million and profits increased 38 percent to $88 million versus last year's first half reflecting stronger end-markets for key products and cost reduction efforts. Soda ash volumes and prices increased during the first half of the year with gains in both the domestic and export markets. The Peroxygen division experienced higher volumes and prices as demand increased particularly in the pulp and paper market. European volumes and prices have also improved compared with the year ago period.

Machinery and Equipment sales of $578 million rose 30 percent from $445 million, and profits increased to $26 million from $19 million. Energy & Transportation Equipment sales benefited primarily from higher sales and profits in the airport products markets as well as strong first half results at Kongsberg Offshore and growth in other Energy and Transportation Equipment businesses. Food Machinery sales were down slightly due to the sale of certain product lines in 1994; however, profits improved due to cost reduction efforts.

Defense Systems sales were $478 million for the first half of 1995 compared to $525 million for the same period last year, reflecting lower production volumes. Profits (net of minority interest) total $62 million in the first half of 1995 compared to profits of $55 million for the same period in 1994 as the absence of expenses related to the formation of United Defense, L.P. in 1994 and a favorable legal judgment in 1995 (see Note 7 to the consolidated financial statements) more than offset 1995's lower production volumes.

Precious Metals sales of $19 million declined from sales of $39 million in last year's period. The segment posted a loss of $8 million net of minority interests in 1995 which compared with a loss of $1 million in 1994 on the same basis. First half results reflect lower results at the Jerritt Canyon mine, the nominal production at Paradise Peak, the shutdown of the Royal Mountain King mine in 1994 and continued exploration spending.

The effective tax rates for the six-month periods ended June 30, 1995 and 1994 were 29 percent and 32 percent, respectively. The decline from 32 percent last year is primarily a result of a change in business mix.

             INDEPENDENT ACCOUNTANTS' REPORTS
             --------------------------------

A report by KPMG Peat Marwick LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended June 30, 1995 is included on page 16.

A report by Ernst and Young LLP, UDLP's independent accountants, on the financial statements referred to by KPMG Peat Marwick LLP in its report noted above is included on page 17.

SIGNATURE
                        Independent Accountants' Report
                        -------------------------------

The Board of Directors
FMC Corporation:

We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of June 30, 1995, related consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994, and the related consolidated statements of cash flows for the six-month periods ended June 30, 1995 and 1994. These consolidated financial statements are the responsibility of the company's management.

We were furnished with the report of other accountants on their review of the interim financial information of United Defense, L.P., whose total assets as of June 30, 1995, and whose revenues for the three-month and six-month period then ended constituted 12 percent, 21 percent and 23 percent, respectively, of the related consolidated totals.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of December 31, 1994 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 23, 1995, we expressed an unqualified opinion on those consolidated financial statements. With respect to information as of and for the year ended December 31, 1994, we did not audit the financial statements of United Defense, L.P., which statements reflect total assets constituting 13% and total revenues consitituting 27% of the related consolidated totals in 1994. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for United Defense, L.P., is based solely on the report of other auditors. In our opinion, based upon our audit and the report of other auditors, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


KPMG Peat Marwick LLP

Chicago, Illinois
July 27, 1995

SIGNATURE

              Independent Accountants' Review Report
              --------------------------------------



Partners
United Defense LP
Arlington, Virginia


We have reviewed the balance sheet of United Defense LP as of June 30, 1995, and the related statements of income for the three and six-month periods ended June 30, 1995 and 1994, and the statements of cash flows for the six-month periods ended June 30, 1995 and 1994 and the statement of partners' equity for the six-month period ended June 30, 1995. These financial statements (not presented separately in the FMC Corporation Form 10-Q for the quarter ended June 30, 1995) are the responsibility of the Partnership's management.

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

Based on our review, we are not aware of any material modifications that should be made to the Partnership financial statements referred to above for them to be in conformity with generally accepted accounting principles.


Ernst and Young LLP

Washington, D.C.
July 20, 1995

                          Part II - Other Information
                          ---------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------- ---------------------------------------------------

Registrant's Annual Meeting of Stockholders was held on April 21, 1995. At the meeting, stockholders voted on (i) the election of four directors; (ii) ratification of the appointment of KPMG Peat Marwick LLP as Registrant's independent auditors for 1995; (iii) approval of the FMC 1995 Management Incentive Plan; and (iv) approval of the FMC 1995 Stock Option Plan. Voting on each such matter was as follows:

                               Votes      Votes    Withheld/    Broker
                                For      Against  Abstentions  Non-Votes
                             ----------  -------  -----------  ---------
1. Election of Directors:

 B. A. Bridgewater, Jr.      32,174,023         -  263,897            -
 P. L. Davies, Jr.           32,181,610         -  256,310            -
 W. F. Reilly                32,178,923         -  258,997            -
 J. R. Thompson              32,117,367         -  320,553            -

2. Ratification of Auditors  32,197,116   190,094   50,709            -

3. Approval of FMC           23,509,093 7,184,514  222,652    1,521,661
    1995 Management
    Incentive Plan

4. Approval of FMC           23,982,980 6,765,117  167,662    1,522,161
    1995 Stock
    Option Plan

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- ------   --------------------------------

(a) Exhibits

                                                     Page Number in
 Number in                                         Document Numbering
Exhibit Table          Description                      System
- -------------          -----------                 -------------------
     11         Statement re: computation          page 1
                of per share earnings
                assuming full dilution

     12         Statement re: computation          page 2
                of ratios of earnings to
                fixed charges

     15         Letter re: unaudited               page 3
                interim financial
                information

     27         Financial Data Schedule            page 5

(b) Reports on Form 8-K
    -------------------

    Form 8-K dated April 4, 1995 describing FMC's proposal to acquire Moorco International.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FMC CORPORATION
                                          ---------------
                                            (Registrant)



Date: August 11, 1995              Ronald D. Mambu
- -----------------------------      ------------------------------
                                   Controller and duly authorized
                                   officer

                                 EXHIBIT INDEX
                                 -------------

                                                               Page Number in
  Number in                                                  Document Numbering
Exhibit Table              Description                              System
- -------------         -----------------------                ------------------
     11               Statement re: computation                       1
                      of per share earnings
                      assuming full dilution

     12               Statement re: computation of                    2
                      ratios of earnings to fixed
                      charges

     15               Letter re: unaudited                            3
                      interim financial
                      information (KPMG Peat Marwick LLP)

     15               Letter re: unaudited                            4
                      interim financial
                      information (Ernst & Young LLP)

     27               Financial Data Schedule                         5