Form 10-Q
period 1995-09-30
FMC CORP
filed 1995-11-13
CIK 37785

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1995
                                      or
             ( ) Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

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

                                Yes   X      No
                               -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at September 30, 1995
---------------------------------------   ---------------------------------

Common Stock, par value $0.10 per share               36,696,286

     PAGE 2
             PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------
FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Income (Unaudited)
---------------------------------------------
(In thousands, except per share data)

                                              Three Months                          Nine Months
                                            Ended September 30,                  Ended September 30,
                                        -------------------------           --------------------------
                                           1995           1994                 1995           1994
                                        ----------     ----------           ----------      ----------
Revenue:
     Sales                              $1,156,010     $1,009,609           $3,299,906      $2,971,673
     Equity in net earnings
      of affiliates                            747          1,599                3,459           5,101
     Other revenue                          19,594          4,052               44,927          30,176
                                        ----------     ----------           ----------      ----------
      Total revenue                      1,176,351      1,015,260            3,348,292       3,006,950
                                        ----------     ----------           ----------      ----------

Costs and expenses:
     Cost of sales                         857,505        750,148            2,413,412       2,153,837
     Selling, general and
      administrative expenses              163,388        149,034              455,353         437,952
     Research and development               57,411         40,591              138,578         117,633
     Restructuring and other
      charges                              134,500              -              134,500               -
     Other (income) and
      expense, net                           1,027         (4,291)               2,272         (13,676)
                                        ----------     ----------           ----------      ----------
      Total costs and expenses           1,213,831        935,482            3,144,115       2,695,746
                                        ----------     ----------           ----------      ----------

Income (loss) from operations              (37,480)        79,778              204,177         311,204
     Interest income                         3,493          1,636               10,867           5,310
     Interest expense                       25,158         18,206               66,985          51,336
     Gain on sale of FMC
      Wyoming stock                         99,729              -               99,729               -
     Minority interests                     17,520         15,344               41,417          50,543
                                        ----------     ----------           ----------      ----------

Income before income taxes                  23,064         47,864              206,371         214,635
Provision (benefit) for
 income taxes                              (33,985)        13,169               19,174          66,536
                                        ----------     ----------           ----------      ----------

Net Income                              $   57,049     $   34,695           $  187,197      $  148,099
                                        ==========     ==========           ==========      ==========

Average number of shares:

     Primary                                37,848         37,298               37,685          37,137
                                        ==========     ==========           ==========      ==========

     Fully diluted                          38,043         37,465               37,801          37,211
                                        ==========     ==========           ==========      ==========

Earnings per common share:

     Primary:                           $     1.51     $     0.93           $     4.97      $     3.99
                                        ==========     ==========           ==========      ==========

     Fully diluted:                     $     1.50     $     0.93           $     4.95      $     3.98
                                        ==========     ==========           ==========      ==========

 See accompanying notes to consolidated financial statements.


FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Balance Sheets
---------------------------
(In thousands, except per share data)              September 30,
                                                       1995        December 31,
Assets:                                            (Unaudited)         1994
                                                   -------------   -----------
Current assets:
     Cash and cash equivalents                      $  100,780    $   98,367
     Trade receivables, net of allowance
      for doubtful accounts of $12,691 and
      $10,929 in 1995 and 1994, respectively           766,809       642,754
     Inventories                                       568,144       403,943
     Other current assets                              213,233       137,582
     Deferred income taxes                              99,536        93,647
                                                    ----------    ----------
  Total current assets                               1,748,502     1,376,293

  Investments                                          111,313       141,702

  Property, plant and equipment at cost              4,247,771     3,897,467
     Less -- accumulated depreciation                2,520,098     2,360,091
                                                    ----------    ----------
     Net property, plant and equipment               1,727,673     1,537,376
  Intangible assets                                    333,968       121,570
  Other assets                                         152,313        87,293
  Deferred income taxes                                 89,435        87,252
                                                    ----------    ----------
  Total assets                                      $4,163,204    $3,351,486
                                                    ==========    ==========

  Liabilities and Stockholders' Equity:
  Current liabilities:
     Short-term debt                                $  330,646    $   66,854
     Accounts payable, trade and other                 734,819       676,929
     Accrued and other current liabilities             489,241       405,853
     Current portion of long-term debt                  17,128        41,339
     Current portion of accrued pension
      and other postretirement benefits                 44,968        22,818
     Income taxes payable                               66,802        55,114
                                                    ----------    ----------
  Total current liabilities                          1,683,604     1,268,907

  Long-term debt, less current portion                 994,836       901,180
  Accrued pension and other postretirement
    benefits, less current portion                     283,353       306,476
  Reserve for discontinued operations                  161,622       189,885
  Other liabilities                                    274,868       169,000
  Minority interests in consolidated companies         153,710        99,555
  Stockholders' equity:
     Common stock, $0.10 par value, authorized
       60,000,000 shares; issued 36,994,512
       shares in 1995 and 36,813,530 shares
       in 1994                                           3,699         3,681
     Capital in excess of par value
      of capital stock                                  98,137        90,366
     Retained earnings                                 567,699       380,502
     Foreign currency translation adjustment           (49,277)      (49,019)
     Treasury stock, common, at cost;
       298,226 shares in 1995 and 1994                  (9,047)       (9,047)
                                                    ----------    ----------
   Total stockholders' equity                          611,211       416,483
                                                    ----------    ----------
  Total liabilities and stockholders' equity        $4,163,204    $3,351,486
                                                    ==========    ==========

See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------
(Dollars in thousands)


                                                              Nine Months
                                                          Ended September 30
                                                        ---------------------
                                                          1995        1994
                                                        ---------   ---------

Reconciliation from net income to
 cash provided by operating activities:
Net income                                              $ 187,197    $148,099

Adjustments for non-cash components of
  net income:
   Depreciation and amortization                          182,744     165,846
   Restructuring and other charges                        134,500           -
   Gain on sale of FMC Wyoming stock                      (99,729)          -
   Deferred income taxes                                  (13,623)     36,738
   Equity in net earnings of affiliates                    (3,459)     (5,101)
   Amortization of accrued pension costs                    1,772      (8,643)
   Minority interests                                      41,417      50,543
   Other                                                    7,469      (3,608)

(Increase) in assets:
   Trade receivables                                     (122,055)    (70,840)
   Inventories                                           (166,101)    (73,797)
   Other current assets, intangible and other assets     (362,801)    (24,460)

(Decrease) increase in liabilities:
   Accounts payable, accrued and other
    current liabilities and other liabilities             138,981     107,005
   Income taxes payable                                    11,688      (3,159)
   Restructuring reserve                                  (37,260)    (36,280)
   Accrued pension and other
    postretirement benefits, net                           (2,745)    (12,555)
                                                        ---------    --------

Cash provided (used) by operating activities            $(102,005)   $269,788
                                                        =========    ========




See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------
(Dollars in thousands)


                                                          Nine Months
                                                      Ended September 30
                                                     ---------------------
                                                        1995        1994
                                                     ---------   ---------

Cash provided (used) by operating activities         $(102,005)  $ 269,788
Cash (required) by discontinued operations             (19,487)    (18,649)

Cash provided (required) by investing
 activities:
  Capital spending                                    (424,605)   (235,252)
  Disposal of property, plant and
   equipment                                            27,783       9,683
  Decrease (increase) in investments                    33,848     (76,904)
                                                     ---------   ---------
                                                      (362,974)   (302,473)
                                                     ---------   ---------

Cash provided (required) by financing
 activities:
  Increase (decrease) in short-term debt               263,792     (12,393)
  Net borrowings classified as long-term
   under credit facilities                              89,000     110,000
  Proceeds from issuance of domestic
   long-term debt                                            -      90,000
  Proceeds from sale of FMC Wyoming stock              171,814           -
  Repayment of domestic long-term debt                  (2,849)     (2,802)
  Net (decrease) in foreign
   long-term debt                                      (16,893)    (66,534)
  Distributions to limited partner                     (27,246)    (40,784)
  Issuance of capital stock, net                         7,789       8,798
                                                     ---------   ---------
                                                       485,407      86,285
                                                     ---------   ---------

Effect of exchange rate changes on cash
 and cash equivalents                                    1,472       2,072
                                                     ---------   ---------

Increase in cash and cash equivalents                    2,413      37,023

Cash and cash equivalents, beginning
 of year                                                98,367      77,521
                                                     ---------   ---------

Cash and cash equivalents, end
 of period                                           $ 100,780   $ 114,544
                                                     =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid for interest, net of amounts capitalized, was $63.5 million and $46.6 million, and cash paid for income taxes, net of refunds, was $21.7 million and $28.1 million for the nine-month periods ended September 30, 1995 and 1994, respectively.



See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

Note 1:  Financial information and accounting policies
------------------------------------------------------

The consolidated balance sheet of FMC Corporation and its subsidiaries ("FMC" or the "company") as of September 30, 1995, and the related consolidated statements of income and of cash flows for the interim periods ended September 30, 1995 and 1994 have been reviewed by FMC's independent accountants. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results of operations for the full year.

Certain prior period balances have been reclassified to conform with the current period's presentation.

The accounting policies are set forth herein and in Note 1 to the company's 1994 financial statements which are incorporated by reference in the company's 1994 Annual Report on Form 10-K.

Intangible assets - accounting policy
-------------------------------------

Intangible assets consist of identifiable intangible assets (such as tradenames) and goodwill which are amortized on a straight-line basis over their estimated useful lives, not exceeding 40 years. At each balance sheet date, the company evaluates the realizability of goodwill based upon expectations of nondiscounted cash flows and operating income for each operation having a material goodwill balance. Based upon its most recent analysis, the company believes that no material impairment of goodwill exists at September 30, 1995.

Note 2:  Debt
-------------

Short-term debt includes $241.5 million of advances under uncommitted U.S. credit facilities. The remaining amounts in short-term debt represent borrowings by FMC's foreign subsidiaries.

The company has $500 million in committed credit facilities consisting of a $250 million, 364-day non-amortizing revolving credit agreement due in December 1995 and a $250 million, five-year non-amortizing revolving credit agreement due in December 1999. As of September 30, 1995, the company had advances under the five-year revolving credit agreement of $215 million.

In November 1995, the company commenced a short-term commercial paper program, providing for the issuance of up to $500 million in aggregate maturity value of commercial paper at any given time. Fourteen-day to 30-day commercial paper with an aggregate maturity value of $140 million and an effective interest rate of
5.9 percent was sold through November 10, 1995, the proceeds of which will be used to retire other short-term borrowings.

Committed credit available under the five-year $250 million revolving credit agreement provides management with the ability to refinance $35 million of the advances under uncommitted credit facilities on a long-term basis. Since it is management's intent to do so, advances under the uncommitted facilities totalling $35 million have been classified as long-term debt in the accompanying consolidated balance sheets.

On each of June 1 and September 1, 1994, Sweetwater County, Wyoming issued $45 million of Solid Waste Disposal Revenue Bonds. The proceeds were loaned to the company at interest rates of 7 percent and 6.9 percent payable semi-annually through maturity on June 1 and September 1, 2024, respectively. The total loan proceeds of $90 million were recorded in investments and are being used to fund a $90 million capital investment in the company's soda ash business.

Note 3:  Accounting Standard To Be Adopted
------------------------------------------

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" will be adopted by the company effective January 1, 1996. SFAS No. 121 establishes criteria for recognizing, measuring and disclosing impairments of long-lived assets. The company does not expect the adoption of SFAS No. 121 to have a material impact on its consolidated financial position or results of operations.

Note 4:  Acquisitions
---------------------

On September 20, 1995, the company acquired the assets of FR Manufacturing Corporation, a wholly owned subsidiary of Bridge Atlantic Corporation. FR Manufacturing Corporation is a full-line, global supplier of tomato processing equipment and aseptic systems sold under the FranRica trade name. The purchase price of $16.8 million was satisfied through short-term borrowings and is included in other assets in the company's September 30, 1995 consolidated balance sheet pending the completion of the allocation of the related purchase cost. The company will account for this acquisition by the purchase method. FR Manufacturing Corporation's operations are now included in the company's Machinery and Equipment segment.

In June 1995, FMC acquired all of the common shares of Moorco International Inc. ("Moorco") for $28 per share, or approximately $350 million (including acquisition costs and debt assumed). Moorco is the leading worldwide manufacturer of meters for the petroleum industry and a leading manufacturer of valves for the process and power generation industries. The acquisition was financed with the company's existing cash and borrowings from short-term credit facilities.

The acquisition was accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisition. The excess of the purchase price over the fair value of the net tangible assets acquired of $220.0 million has been recorded as intangible assets, primarily consisting of goodwill, which will be amortized over periods ranging from 20 to 40 years. Also in conjunction with the acquisition, $15.5 million of acquired in-process research and development was charged to research and development expense during the quarter ended September 30, 1995.

During the third quarter of 1995, the company settled legal claims which Moorco had outstanding against Elsag-Bailey and Fischer & Porter Co. for $12 million, of which $6 million was received in cash during the quarter and $6 million is expected to be paid to FMC in January 1996. The settlement will be largely offset by legal and other fees and related income taxes.

The following unaudited pro forma information is intended to show the results of FMC's operations as if the acquisition of Moorco had occurred on January 1, 1995 and 1994, respectively, after giving effect to certain adjustments, including the increased amortization of goodwill and other intangible assets, increased depreciation, cost savings from certain synergies created under the combined operations, the exclusion of non-recurring acquisition-related expenses, the exclusion of the non-recurring write-off of acquired in-process research and development, additional interest expense on incremental acquisition indebtedness, and the related income tax effects of these adjustments:


                                       Nine months ended September 30
                                    ------------------------------------
                                            1995           1994
                                           ------         ------
                                    (in millions, except per share data)
                                                 (unaudited)
        Sales                              $3,445          $3,124
        Net income                         $  200          $  150
        Earnings per common share:
            Primary                        $ 5.31          $ 4.03
            Fully diluted                  $ 5.29          $ 4.02


The unaudited pro forma results of operations are not necessarily indicative of the results that would have occurred had the acquisition actually been consummated on January 1, 1995 or 1994, respectively, and are not intended to be a projection of future results or trends. Moorco's operations are included in the company's Machinery and Equipment segment.

On June 24, 1994, the company acquired the Fluid Control Systems product line from National-Oilwell, a Houston-based oil field equipment company. The Fluid Control Systems product line is a leader in a variety of high-performance oil field applications, including engineered production and injection manifolds, a family of valves and fittings used to control and distribute the flow of production from oil and gas wells. Fluid Control Systems is part of the company's Machinery and Equipment segment.

On May 27, 1994, the company acquired the Jetway Systems Division of Pneumo-Abex Inc. Jetway is a leader in design, production and installation of passenger boarding bridges and other aircraft support systems. Jetway Systems is part of the company's Machinery and Equipment segment.

Note 5:  Sale of FMC Wyoming Stock
----------------------------------

In July 1995, FMC completed a joint venture agreement involving the sale of 20 percent of its soda ash business, FMC Wyoming Corporation, to Sumitomo Corporation and Nippon Sheet Glass Company, Ltd. for $150 million, resulting in a nontaxable gain of approximately $100 million. The company retains management control of the joint venture. In conjunction with the agreement, the company's joint venture partners also contributed approximately $22 million, representing their share of funding of capital projects intended to reduce costs and expand capacity at FMC Wyoming Corporation's soda ash facilities.

Note 6:  Restructuring and Other Charges
----------------------------------------

As discussed in Note 8, during the quarter ended September 30, 1995, as part of its on-going assessment of sites with known environmental issues, the company increased its environmental reserves by $82.5 million, or $50 million after-tax. See Note 8 for a discussion of the company's environmental reserves.

In addition, FMC also recorded restructuring and other charges of $35 million ($20 million after tax) in the third quarter of 1995 covering asset writedowns and related exit liabilities for the expected shift in 1997 of its lithium-based production from North Carolina to its new lower-cost, higher quality mineral resource in Argentina. Other charges of $17 million ($10 million after tax) related primarily to asset impairments. As disclosed in Note 4, FMC also wrote off $15.5 million (which has no associated tax benefit) assigned to in-process research and development activity related to the Moorco acquisition.

Note 7:  Sub Contract Dispute
-----------------------------

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

The company and the subcontractor completed deliveries to the U.S. Army under the contract in first quarter of 1995. The company had previously expensed disputed amounts and subsequently, on the strength of the court's ruling and the company's confidence in the final outcome, reflected a substantial portion of the potential recovery from the legal ruling in its second quarter 1995 financial statements.

Note 8:  Environmental
----------------------

FMC is subject to various federal, state and local environmental laws and regulations which govern emissions of air pollutants, discharges of water pollutants, and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials. The material environmental liabilities of the company primarily consist of obligations relating to the remediation and/or study of sites at which the company is alleged to have disposed of hazardous substances. In particular, the company is subject to liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA') or similar state laws which impose responsibility on persons who arranged for the disposal of hazardous substances and on current and previous owners and operators of a facility for the clean up of the hazardous substances released from the facility into the environment. In addition, the company is subject to liabilities under the corrective action provisions of the Resource, Conservation and Recovery Act ("RCRA") and analogous state laws which require owners and operators of facilities that treat, store or dispose of hazardous waste to clean up releases of hazardous waste constituents into the environment associated with past or present practices.

Reserves at September 30, 1995 were provided for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. Where the available information is sufficient to estimate the amount of liability, that estimate has been used; where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

Reserves of $309 million and $229 million, before recoveries, have been provided at September 30, 1995 and December 31, 1994, respectively, of which $143 million and $142 million are included in the reserve for discontinued operations at September 30, 1995 and December 31, 1994, respectively. The company's total environmental reserves include approximately $266 million and $183 million for remediation activities and $43 million and $46 million for remedial investigation/feasibility study costs at September 30, 1995 and December 31, 1994, respectively. In addition, the company has estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $150 million. Included in the reasonably possible loss category are some sites where remedial studies and evaluations are proceeding. As such studies and EPA assessments proceed, estimates can change substantially and/or result in adjustments to amounts reserved. Estimates are reviewed quarterly by the company's Environmental Health and Safety organization, as well as financial, legal and general management, and adjusted as necessary. The estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods, and other actions by governmental agencies or private parties. It is FMC's policy to generally accrue estimated obligations no later than when a Record of Decision or equivalent is issued or upon completion of a Remedial Investigation/Feasibility Study that is accepted by FMC or the appropriate government agency or agencies.

The EPA issued a draft risk assessment on August 17, 1995 for the Eastern Michaud Flats Superfund site, which included FMC's Pocatello phosphorus facility, identifying potential risks from contamination potentially associated with FMC. Release of the Risk Assessment allowed FMC to complete a draft of the Remedial Investigation documenting the nature and extent of contamination from the site. At that point, FMC could preliminarily identify and estimate costs for candidate remedies to resolve risk areas documented in the Risk Assessment and Remedial Investigation. Before receipt of the Risk Assessment, remedial costs could not be reasonably estimated because the nature and extent of contamination and potential threats of any contamination were unknown. The company submitted its draft Remedial Investigation to the EPA on September 28, 1995. Based on the information currently available, FMC added $58 million in the third quarter of 1995 to its existing reserves of approximately $22 million for future environmental remediation costs at the Eastern Michaud Flats Site.
In addition, $25 million was provided during the third quarter of 1995 related to other sites where additional information became available which indicated the need for increased accruals.

The liability arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter's or year's results of operations in the future. Management, however, believes such a liability arising from the potential environmental obligations is not likely to have a material adverse effect on the company's liquidity or financial condition. The majority of the company's environmental liabilities, whether accrued or contingent, would likely be satisfied over periods of 20 years or longer.

To ensure FMC is held responsible only for its equitable share of site remediation costs, FMC has initiated, and will continue to initiate, legal proceedings for contributions from other Potentially Responsible Parties, and for a determination of coverage against its comprehensive general liability insurance carriers.

Approximately $141 million of recoveries ($56 million as other assets and $85 million as an offset to the reserve for discontinued operations) and approximately $123 million of recoveries ($44 million as other assets and $79 million as an offset to the reserve for discontinued operations), have been recorded as probable realization on claims against insurance companies and other third parties at September 30, 1995 and December 31, 1994, respectively.

Note 9:  Potential Sale of FMC Gold Company
-------------------------------------------

On September 12, 1995, FMC Gold Company, an 80 percent owned subsidiary of FMC, announced that it has engaged the investment banking firm of Wood Gundy Inc., Toronto, to act as its financial advisor in connection with the possible sale of FMC Gold Company. Wood Gundy has begun soliciting offers from a selected group of parties who have expressed an interest. At this time, there can be no assurance as to whether any transaction will result from FMC Gold Company's work with Wood Gundy or as to the value or timing of any such transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------  ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

                              FINANCIAL CONDITION
                              -------------------

As of September 30, 1995, the company had total borrowings of $1,343 million, up from $1,009 million at December 31, 1994. The increase in debt reflects financing of the Moorco acquisition and increased capital spending. Advances under uncommitted facilities of $276.5 million at September 30, 1995, up from $76 million at December 31, 1994, represented the primary source of the additional borrowings. The company also has $500 million in committed credit facilities consisting of a $250 million, 364-day non-amortizing revolving credit agreement due in December 1995 and a $250 million, five-year non-amortizing revolving credit agreement due in December 1999. As of September 30, 1995, the company had advances under the five-year revolving credit agreement of $215 million.

Capital and acquisition spending of $671 million for the nine months ended September 30, 1995 increased $410 million versus the first nine months of 1994. The increase is primarily driven by the acquisition of Moorco and spending on previously announced major capital projects including the two-phased solution mining project at Green River, development of FMC Gold Company's Beartrack property, construction of an agricultural chemical plant for a new class of herbicide and development of a lithium resource in Argentina.

Expected cash requirements for the remainder of 1995 include approximately $115 million for planned capital expenditures and potential acquisitions and net after-tax interest payments of approximately $14 million based on current debt levels. Cash to meet these requirements will be provided primarily by the company's operations and, if necessary, by existing cash balances and available short- or long-term credit facilities. As discussed in Note 2 to the company's September 30, 1995 consolidated financial statements, the company commenced a short-term commercial paper program in the fourth quarter of 1995 to further expand its short-term financing options.

The company's ratios of earnings to fixed charges were 3.7x and 4.9x for the nine months ended September 30, 1995 and 1994, respectively. The decrease in the nine-month ratio from 1994 to 1995 primarily reflects higher interest charges resulting from the increased borrowings discussed above.

As discussed in Note 6 to the company's September 30, 1995 consolidated financial statements, an additional restructuring provision of $52 million was made during the third quarter of 1995, of which $24 million was credited to restructuring reserves and $28 million represents asset writedowns. Spending charged to the restructuring reserve in the third quarter of 1995 was approximately $7 million, primarily for severance and downsizing activities at the company's corporate headquarters and in the Machinery and Equipment and Industrial Chemical segments. Projected spending requirements for the remainder of 1995 are approximately $10 million for severance, downsizing and other restructuring-related costs. Total spending and resulting savings are unchanged from prior estimates.


              EFFECT OF ACQUISITION OF MOORCO INTERNATIONAL INC.
              --------------------------------------------------

On June 26, 1995, FMC acquired Moorco International Inc. ("Moorco"), the leading worldwide manufacturer of meters for the petroleum industry and a leading manufacturer of valves for the process and power generation industries, for approximately $350 million (including assumed debt). In addition to a $15.5 million charge recorded in the third quarter 1995 related to acquired in-process research and development, the company's amortization and depreciation expense is expected to increase over the remaining lives of the acquired intangible and tangible assets due to purchase accounting resulting from the transaction. In addition, the acquisition financing will result in additional interest expense for an indeterminate period, and the acquired businesses will generate additional sales for the company.

                             RESULTS OF OPERATIONS
                             ---------------------

               Third quarter 1995 compared to third quarter 1994
               -------------------------------------------------

                       Industry Segment Data (Unaudited)
                       ---------------------------------
                             (Dollars in millions)

                                                  Three Months Ended
                                                     September 30
                                                ----------------------
                                                  1995          1994
                                                --------      --------
Sales
-----
  Performance Chemicals                         $  317.3      $  265.2
  Industrial Chemicals                             245.9         212.3
  Machinery and Equipment                          359.2         242.6
  Defense Systems                                  225.2         286.3
  Precious Metals                                   14.8          11.3
  Eliminations                                      (6.4)         (8.1)
                                                --------      --------
    Total                                       $1,156.0      $1,009.6
                                                ========      ========
Income before taxes
-------------------
  Performance Chemicals                         $   52.0      $   43.2
  Industrial Chemicals                              46.1          27.2
  Machinery and Equipment                            7.9           5.6
  Defense Systems                                   33.5          39.2
  Precious Metals                                   (2.9)         (7.3)
                                                --------      --------
  Operating profit                                 136.6         107.9

  Restructuring and other charges /(1)(2)/        (150.0)            -
  Gain on sale of FMC Wyoming stock /(2)/           99.7             -
  Corporate and other                              (23.1)        (32.4)
  Net interest expense                             (21.6)        (16.6)
  Other income and (expense), net                   (1.0)          4.3
  Minority interests /(3)/                         (17.5)        (15.3)
                                                --------      --------
    Total                                       $   23.1      $   47.9
                                                ========      ========

(1) Pretax restructuring and other charges consist of increased environmental reserves ($82.5), charges related to the shift of lithium-based production to Argentina ($35.0), and restructuring and other charges ($17.0) and write-off of acquired in-process research and development related to the Moorco International Inc. acquisition ($15.5).

(2) On a segment basis, environmental charges are attributed $68.5 million to Industrial Chemicals, $12 million to Defense Systems, and $2 million to Performance Chemicals; restructuring charges of $52 million affect the Performance Chemicals ($43 million) and Industrial Chemicals ($9 million) segments, and the research and development charge of $15.5 million is related to Machinery and Equipment. Pretax gain on sale of FMC Wyoming stock is attributable to the Industrial Chemicals segment.

(3)  Minority interests primarily relate to United Defense, L.P.

General
-------
Sales of $1.15 billion in the quarter ended September 30, 1995 increased 15 percent from sales of $1.0 billion in the 1994 quarter. Before special income and expense items, net income of $54 million, or $1.42 per share, increased 53 percent compared with $35 million, or $0.93 per share, from last year's period. This performance was driven primarily by continued strong results from Industrial Chemicals and growth in Performance Chemicals. Including the special items discussed below, net income was $57 million, or $1.51 per share.

On an after-tax basis, the previously announced special items included income of approximately $100 million on the sale of a minority interest in FMC's soda ash business, increased environmental reserves of approximately $50 million and other charges of $46 million. The other charges included approximately $30 million of reserves primarily required to cover the shift in lithium-based production expected in 1997 as the company starts up its new, lower-cost, higher-quality mineral resource in Argentina, and the write-off of approximately $16 million of in-process research and development acquired in the Moorco acquisition.


Performance Chemicals
---------------------

Performance Chemicals third quarter 1995 sales of $317 million grew 20 percent, compared with $265 million in the prior-year period. Sales of agricultural products increased $41 million, primarily driven by strong worldwide cotton pesticide markets. Additional volume and increased profitability reflect the continued penetration of the Latin America banana market and strong worldwide market share growth in specialty products.

Although prices of seaweed, a key raw material in FMC's food ingredients business, continued to pressure margins, results reflect continued growth in demand for pharmaceutical ingredients and lithium products in existing and new applications. In addition, since last year the company has made substantial breakthroughs in its lithium extraction technology, which is expected to position FMC as the industry's low-cost producer as well as enhance the company's current position as technology leader. Segment profits of $52 million increased 20 percent compared with last year's quarter.


Industrial Chemicals
--------------------

Industrial Chemicals third quarter 1995 sales of $246 million increased 16 percent from $212 million, and earnings of $46 million increased 69 percent from $27 million in the 1994 quarter. These results primarily reflect continued strengthening in end-markets for key products and the benefits of cost improvements. In the 1995 quarter, soda ash volumes, prices and capacity utilization increased, reflecting strong domestic markets, growing export demand and conversions from caustic soda. Higher domestic hydrogen peroxide volumes and prices were driven by the increasing demand from the pulp and paper market and other market segments. European chemical volumes and pricing also increased, reflecting continued strong markets. Management believes the outlook for 1996 is positive, with strong demand growth, high capacity utilization rates and improving pricing expected to continue.

As discussed in Note 5 to the company's September 30, 1995 consolidated financial statements, during the quarter FMC completed the previously announced joint venture with Nippon Sheet Glass Co., Tokyo, and Sumitomo Corporation, Tokyo, to sell a 20 percent equity interest in its soda ash business. Proceeds of the sale were $150 million plus $22 million representing the partners' share of funding of capital projects, resulting in a non-taxable gain of approximately $100 million.

Also during the quarter, FMC announced a $65 million investment to expand production at its Bayport, Texas, hydrogen peroxide plant by 140 million pounds, bringing FMC's total North American capacity to 450 million pounds. This expanded capacity, which uses a new higher-efficiency technology, is expected to come on stream by year-end 1996 to meet the growing market demand for hydrogen peroxide.

Machinery and Equipment
-----------------------

Machinery and Equipment third quarter 1995 sales of $359 million increased 48 percent from $243 million in the 1994 quarter, primarily reflecting the acquisition of Moorco completed in June 1995; strong airline equipment markets; and additional oil field sales. Segment profits of $8 million increased compared with last year, but are below quarterly running rates due to seasonally low third quarter food machinery markets and the continued purge of weak margin oil field backlog. Third quarter results were also affected by higher goodwill amortization related to acquisitions. At the end of the quarter, Machinery and Equipment backlog of $554 million increased from $480 million at the beginning of the year, primarily reflecting the acquisition of Moorco.

During the quarter, FMC announced the acquisition of FranRica Manufacturing, a full-line global supplier of tomato processing equipment and aseptic systems, for $16.8 million. Additionally, in the third quarter of 1995, Statoil, the Norwegian state-owned oil company, and FMC's Kongsberg Offshore a.s. subsidiary, reached a five-year, $450 million framework agreement for the delivery of complete subsea production systems.


Defense Systems
---------------

Defense Systems third quarter 1995 sales of $225 million decreased 21 percent from $286 million in the 1994 period, primarily reflecting lower production volumes. Profits (net of minority interest) declined 17 percent to $20 million compared with profits (net of minority interest) of $23 million in the 1994 period. Backlog was $1.5 billion at the end of the quarter, unchanged from the end of 1994. Also during the quarter, Defense Systems was awarded an $85 million contract to provide M113 vehicles to Thailand, reflecting continued demand in the international community for tracked vehicles. Defense Systems' earnings included a dividend of $5.5 million (pre-tax and net of minority interest) from its Turkish joint venture.


Precious Metals
---------------

Precious Metals third quarter 1995 sales of $15 million increased from $11 million in last year's period, reflecting initial production from the Beartrack mine. The segment posted a loss of $3 million compared with a loss of $7 million in the third quarter of 1994, primarily due to the start-up of the Beartrack mine. As discussed in Note 9 to the company's September 30, 1995 consolidated financial statements, FMC Gold Company has engaged Wood Gundy Inc. to solicit outside offers which may result in the sale of FMC Gold Company.

In early October 1995, FMC Gold Company entered into an agreement to sell its 100 percent interest in FMC Paradise Peak Corporation to Arimetco, Inc. Terms of the sale require Arimetco to pay FMC Gold $4.0 million in the form of cash and a note receivable, and assume all current reclamation liabilities, which are estimated by the company at $5.5 million. The agreement is expected to close in November 1995 but remains subject to certain conditions, including completion of due diligence by Arimetco. Accordingly, the company can make no assurance that the transaction will be consummated.

See Part II, Item 1. -- "Legal Proceedings" for details regarding ongoing litigation affecting FMC Gold Company.


Corporate and Other
-------------------

Certain corporate income and expense items are not allocated to specific business segments. Corporate expenses declined 29 percent to $23 million from $32 million in last year's quarter in the absence of one-time expenses and foreign exchange losses in 1994. Net interest expense in the quarter increased in 1995 to $22 million from $17 million in last year's period, reflecting higher debt levels associated with the acquisition of Moorco and increased capital spending.

Other income and expense, net, for the three-month periods ended September 30, 1995 and 1994 primarily includes pension-related income (expense) of $(0.7) million and $2.9 million, and LIFO-related income of $0.1 million and $1.4 million, respectively.

Other revenue for the quarter ended September 30, 1995 includes the Turkish dividend (described above) of $9.2 million (before minority interest).

The effective tax rates for the quarters ended September 30, 1995 and 1994 were
(147) percent and 28 percent, respectively. Excluding the effects of the special income and expense items, the effective tax rate for the 1995 third quarter was 29 percent, essentially unchanged from the prior year.

                             Results of Operations
                             ---------------------

                 Nine months 1995 compared to nine months 1994
                 ---------------------------------------------

                       Industry Segment Data (Unaudited)
                 --------------------------------------------
                             (Dollars in millions)

                                                   Nine Months Ended
                                                     September 30,
                                                  -------------------
                                                    1995       1994
                                                  --------   --------

Sales
-----
   Performance Chemicals                          $  926.5   $  814.7
   Industrial Chemicals                              717.0      630.5
   Machinery and Equipment                           936.9      687.8
   Defense Systems                                   702.9      811.7
   Precious Metals                                    33.6       50.0
   Eliminations                                      (17.0)     (23.0)
                                                  --------   --------
       Total                                      $3,299.9   $2,971.7
                                                  ========   ========

Income before taxes
-------------------

   Performance Chemicals                          $  154.7   $  147.4
   Industrial Chemicals                              133.8       90.9
   Machinery and Equipment                            34.2       24.4
   Defense Systems                                   120.0      127.6
   Precious Metals                                   (12.5)      (7.6)
                                                  --------   --------
   Operating profit                                  430.2      382.7

   Restructuring and other charges/(1)(2)/          (150.0)         -
   Gain on sale of FMC Wyoming stock/(2)/             99.7          -
   Corporate and other                               (73.7)     (85.3)
   Net interest expense                              (56.1)     (46.0)
   Other income and (expense), net                    (2.3)      13.7
   Minority interests /(3)/                          (41.4)     (50.5)
                                                  --------   --------
      Total                                       $  206.4   $  214.6
                                                  ========   ========

(1) Pretax restructuring and other charges consist of increased environmental reserves ($82.5), charges related to covering the shift of lithium-based production to Argentina ($35.0), restructuring and other charges ($17.0).

(2) On a segment basis, environmental charges are attributed $68.5 million to Industrial Chemicals, $12 million to Defense Systems and $2 million to Performance Chemicals; restructuring and other charges of $52 million affect the Performance Chemicals ($43 million) and Industrial Chemicals ($9 million) segments, and the research and development charge of $15.5 million is related to Machinery and Equipment. Pretax gain on sale of FMC Wyoming stock is attributable to the Industrial Chemicals segment.

(3) Minority interests primarily relate to United Defense, L.P.

Sales of $3.3 billion in the first nine months of 1995 increased 11 percent from the corresponding 1994 period. Earnings of $312 million before interest, taxes and special income and expense items and net of minority interest increased 20 percent compared with $260 million in the first nine months of 1994, driven primarily by improving end-markets and cost improvements in Industrial Chemicals, the successful integration of acquisitions, market growth and the benefits of cost reductions in Machinery and Equipment. Corporate and other expenses of $74 million declined from $85 million in the first nine months of 1994 due primarily to lower staff expenses in 1995 and the absence of one-time expenses from 1994. Net interest expense increased to $56 million from $46 million in 1994 reflecting higher borrowings to support the acquisition of Moorco and capital expenditures.

Income before income taxes decreased 4 percent to $206 million compared with $215 million in the first nine months of 1994. Net income of $187 million compared with $148 million in last year's period reflected the net tax effects arising from special income and expense items. Primary earnings per share were $4.97 compared with $3.99 per share last year.

Performance Chemicals sales of $926 million rose 14 percent compared with $815 million in last year's period and profits of $155 million increased 5 percent compared with $147 million in last year's period. Sales benefited from higher agricultural products volumes, improving markets and new applications for lithium products, market share gains in flame retardants, and higher worldwide pharmaceutical volumes. Profits improved primarily due to higher agricultural product returns which were partially offset by higher seaweed costs in the food ingredients division and lower margins in the process additives business due to increased competition.

Industrial Chemicals sales increased 14 percent to $717 million and profits increased 47 percent to $134 million versus the first nine months of 1994 reflecting stronger end-markets for key products and cost reduction efforts. Soda ash volumes and prices increased during the first nine months of the year with gains in both the domestic and export markets. The hydrogen peroxide business experienced higher volumes and prices as demand increased, particularly in the pulp and paper market. European volumes and prices have also improved compared with the year ago period.

Machinery and Equipment sales of $937 million rose 36 percent from $688 million, and profits increased to $34 million from $24 million. Sales of energy and transportation equipment benefited primarily from higher sales and profits in the airport products markets as well as strong nine month results at Kongsberg Offshore, the acquisition of Moorco and growth in other energy and transportation equipment product lines. Although sales of food machinery were down slightly due to the sale of certain product lines in 1994, profits from this product line improved due to cost reduction efforts.

Defense Systems sales were $703 million for the first nine months of 1995 compared to $812 million for the same period last year, reflecting lower production volumes. Profits (net of minority interest) totaled $81 million in the first nine months of 1995 compared to profits of $78 million for the same period in 1994 as the absence of expenses related to the formation of United Defense, L.P. in 1994, higher dividend income from its Turkish joint venture and a favorable legal judgment in 1995 (see Note 7 to the consolidated financial statements) more than offset the impact of 1995's lower production volumes.

Precious Metals sales of $34 million declined from sales of $50 million in last year's period. The segment posted a loss of $13 million in 1995 which compared with a loss of $8 million in 1994 on the same basis. Period results reflect initial Beartrack production, lower results at the Jerritt Canyon mine, the nominal production at Paradise Peak, the shutdown of the Royal Mountain King mine in 1994 and continued exploration spending.

Other income and expense, net, for the nine-month periods ended September 30, 1995 and 1994 primarily includes pension-related income (expense) of $(1.8) million and $8.6 million, and LIFO-related income of $0.4 million and $5.0 million, respectively.

The effective tax rates for the nine-month periods ended September 30, 1995 and 1994 were 9 percent and 31 percent, respectively. Excluding the effects of the special 1995 income and expense items, the effective tax rate for the first nine months of 1995 was 29 percent. The decline from 31 percent for the same period last year is primarily a result of a change in business mix.

             INDEPENDENT ACCOUNTANT'S REPORTS
             --------------------------------

A report by KPMG Peat Marwick LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended September 30, 1995 is included on page 20.

A report by Ernst and Young LLP, UDLP's independent accountants, on the financial statements referred to by KPMG Peat Marwick LLP in its report noted above is included on page 21.

SIGNATURE


             Independent Accountant's Report
             -------------------------------



The Board of Directors
FMC Corporation:



We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of September 30, 1995, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 1995 and 1994. These consolidated financial statements are the responsibility of the company's management.

We were furnished with the report of other accountants on their review of the interim financial information of United Defense, L.P., whose total assets as of September 30, 1995, and whose revenues for the three-month and nine-month period then ended constituted 12 percent, 19 percent and 21 percent, respectively, of the related consolidated totals.

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



KPMG Peat Marwick LLP

Chicago, Illinois
October 17, 1995

SIGNATURE



              Independent Accountant's Review Report
              --------------------------------------



Partners
United Defense LP
Arlington, Virginia


We have reviewed the balance sheet of United Defense LP as of September 30, 1995, and the related statements of income for the three month and nine month periods ended September 30, 1995 and 1994, the statements of cash flows for the nine month periods ended September 30, 1995 and 1994 and the statement of partners' equity for the nine month period ended September 30, 1995. These financial statements (not presented separately in the FMC Corporation Form 10-Q for the quarter ended September 30, 1995) are the responsibility of the Partnership's management.

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


Ernst and Young LLP

Washington, D.C.
October 13, 1995

                          Part II - Other Information
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
------   -----------------

During the third quarter of 1994, the Pacific Rivers Council and the Wilderness Society (collectively the "PRC"), in a lawsuit filed in Federal District Court in Idaho (Pacific Rivers Council v. Thomas), sought an injunction against all ongoing and future forest activities which may affect endangered salmon, including mining, within various national forests in Idaho including the Salmon National Forest in which FMC Gold Company's Beartrack property is located. In that lawsuit, the PRC sought to require the U.S. Forest Service to consult under the Endangered Species Act (the "Act") with the National Marine Fisheries Service ("NMFS") regarding existing land resource management plans for the subject forests and their potential impacts on endangered Snake River salmon.
On January 12, 1995, the court in the PRC lawsuit entered an order enjoining, among other things, all ongoing and announced mining activities in the Idaho national forests (in which the Beartrack project is located). On January 25, 1995, the court entered an order staying until March 16, 1995, the effectiveness of the injunction in order to give the Forest Service time in which to complete consultation with NMFS on the Land and Resource Management Plans for the national forest in Idaho. On March 8, 1995, the Court entered an order dissolving the injunction in recognition of the completion of that consultation. Since the injunction was dissolved, there have been no further proceedings in the PRC litigation. The plaintiffs and government defendants report periodically to the Court regarding their efforts to narrow or resolve the plaintiffs' outstanding claims. To the best of FMC Gold Company's knowledge, plaintiffs and the government defendants are discussing a potential agreement which would dismiss from this litigation all projects upon which site-specific consultations have been completed. Should the parties agree to such a resolution, the Beartrack Mine should be removed from the scope of remaining litigation in this case, as a site-specific consultation was completed for the Mine in early 1994. Should such an agreement not be reached, it is possible that plaintiffs could seek other remedies against some or all current or future activities within the affected Forests, including the Beartrack Mine.

On October 12, 1994, the Sierra Club Legal Defense Fund, Inc. ("Sierra"), on behalf of certain other organizations, filed a lawsuit in Federal District Court for the Western District of Washington at Seattle against NMFS and other federal agencies for violation of the Act alleging that NMFS' biological opinion failed to satisfy the requirements of the Act. Sierra, the Federal Agencies and FMC Gold Company, as intervenor, each filed a motion for summary judgment. On November 9, 1995, the court ordered the federal agencies to reinitiate consultation under Section 7 of the Act on the potential environmental impacts of the Beartrack Mine project on endangered salmon or the designated critical habitat for salmon. The plaintiffs did not seek, and the court did not impose, any injunction or other restriction on the operation of the Beartrack Mine pending completion of such consultation. If, upon remand, the consulting agencies were to determine that activity associated with the Beartrack Mine would jeopardize and/or adversely modify or destroy designated critical habitat, such activities could be required to cease pending completion of consultation. Under the Act's regulations, consultation must be completed within 135 days of initiation. FMC Gold Company continues to believe that operation of the Beartrack Mine will not jeopardize endangered salmon or the critical habitat and that, upon completion of consultation, the Mine will be permitted to continue to operate.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------
(a) Exhibits

                                                 Page Number in
  Number in                                    Document Numbering
Exhibit Table          Description                   System
-------------       -------------------------  ------------------

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

  12                Statement re: computation         page 2
                    of ratios of earnings to
                    fixed charges

  15                Letter re: unaudited              page 3
                    interim financial
                    information

  27                Financial Data Schedule           page 5

(b) Reports on Form 8-K
      -------------------

      Form 8-K dated September 1, 1995 describing FMC's recording of special income and expense items in the third quarter of 1995.

      Form 8-K dated September 12, 1995 regarding FMC Gold Company's engagement of Wood Gundy Inc. to explore a possible sale of FMC Gold Company, an 80 percent owned subsidiary of FMC Corporation.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               FMC CORPORATION
                               ---------------
                               (Registrant)



Date: November 13, 1995        Ronald D. Mambu
      -----------------        -------------------------------
                               Controller and duly authorized
                               officer

                                 EXHIBIT INDEX
                                 -------------

                                                              Page Number in
    Number in                                               Document Numbering
  Exhibit Table           Description                             System
  -------------           -----------                             ------

       11                 Statement re: computation                  1
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