Form 10-K
period 1995-12-31
FMC CORP
filed 1996-03-15
CIK 37785

==============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1995

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from __________________ to __________________
     Commission file number 1-2376

                                FMC CORPORATION
             (Exact name of registrant as specified in its charter)

        Delaware                                 94-0479804
        --------                               ---------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)

200 East Randolph Drive, Chicago, Illinois             60601
------------------------------------------             -----
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code:  312/861-6000

          Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange
Title of each class                   on which registered
-------------------                  ----------------------

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

YES [X]     NO [  ]

          INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [__]

          THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 29, 1996, WAS $2,681,798,883. THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK, $0.10 PAR VALUE, OUTSTANDING AS OF THAT DATE WAS 36,841,410.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                           FOR 10-K REFERENCE
--------                           ------------------

Portions of Annual Report       Part II; and Part IV,
to Stockholders for 1995        Item 14. (a)(1) and (2)

Portions of Proxy               Part III
Statement for 1996 Annual
Meeting of Stockholders

_____________________________________________________________________

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

Restructuring and other charges. The Company recorded restructuring and other charges of $35 million ($20 million after tax, or $0.53 per share) in the third quarter of 1995 covering asset writedowns and related exit liabilities for the expected shift in 1997 of lithium-based production from North Carolina to a new lower-cost, higher quality mineral resource in Argentina. Other charges of $17 million ($10 million after tax, or $0.27 per share) related primarily to asset write-downs, and the Company increased its environmental reserves by $82.5 million ($50.7 million after tax, or $1.34 per share), as part of its ongoing assessment of sites with known environmental issues.

In 1993, FMC recorded restructuring and other charges of $172.3 million, net of minority interest ($123.3 million after tax, or $3.34 per share). These charges primarily related to restructuring costs associated with the Machinery and Equipment and Industrial Chemical segments, expenses to restructure companywide functional support staffs and a write-down of the investment in the Beartrack property in the Precious Metals segment. The restructuring program was designated to reduce costs and improve operating efficiencies.

During 1995 and 1994, approximately 1,100 employee positions were eliminated. Additionally, 500 positions were eliminated at United Defense, L.P. that were not covered by the 1993 restructuring program. FMC's programs to reorganize functional support staffs throughout the company to align their activities more closely with the company's growth initiatives, as well as severance programs within the Industrial Chemical and Machinery and Equipment segments designed to improve operating performance, resulted in the majority of the eliminated positions. Cash payments related to these separations were approximately $16 million and $32 million in 1995 and 1994, respectively. Approximately $34 million and $40 million of spending in 1995 and 1994, respectively, related to the consolidation of manufacturing facilities, the exiting of unprofitable product lines and other restructuring activities was charged to the restructuring reserve.

The aggregate restructuring reserve remaining at December 31, 1995 of $18.7 million is expected to cover residual manufacturing consolidation and remaining lithium exit liabilities.

Acquisitions. In June 1995, FMC acquired all of the common shares of Moorco International Inc. ("Moorco") for $28 per share, or approximately $350 million (including acquisition costs and debt assumed). Moorco is the leading worldwide manufacturer of meters for the petroleum industry and a leading manufacturer of valves for the process and power generation industries. Moorco's operations are included in the Company's Machinery and Equipment segment.

In conjunction with the acquisition of Moorco, goodwill and other intangible assets of $218.4 million were recorded, and $15.5 million ($0.41 per share) of acquired in-process research and development, with no associated tax benefit, was charged to research and development expense during 1995.

On September 20, 1995, the Company acquired the assets of FR Manufacturing Corporation, a wholly owned subsidiary of Bridge Atlantic Corporation, for $15.7 million in cash. FR Manufacturing Corporation is a full-line, global supplier of tomato processing equipment and aseptic systems sold under the FranRica trade name. The operations are included in the Company's Machinery and Equipment segment.

The Company also completed two smaller acquisitions during the year ended December 31, 1995.

B.  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS (DOLLARS IN MILLIONS):

A description of the principal products and services and the major markets served by each industry segment is included under "Narrative description of business."

(in millions)                               Year ended December 31
                                        -------------------------------
                                          1995       1994       1993
                                        ---------  ---------  ---------
SALES
Performance Chemicals                   $1,176.5   $1,060.5   $  973.5
Industrial Chemicals                       976.8      866.8      866.7
Machinery and Equipment                  1,351.0      972.7      870.9
Defense Systems                            968.2    1,080.5      950.2
Precious Metals                             59.0       60.9      125.0
Eliminations                               (21.7)     (30.6)     (32.4)
                                        --------   --------   --------
Total                                   $4,509.8   $4,010.8   $3,753.9
                                        ========   ========   ========


INCOME (LOSS) BEFORE INCOME TAXES         1995       1994       1993
                                        --------   --------   --------
Performance Chemicals                   $  161.6   $  154.0   $  139.1
Industrial Chemicals(1)                    161.9      119.3       58.3
Machinery and Equipment                     49.8       33.3        6.7
Defense Systems(1)                         160.8      159.5      161.7
Precious Metals(1)                          (5.7)      (9.0)       9.7
                                        --------    -------    -------
Operating profit                           528.4      457.1      375.5
Restructuring and other charges(2)        (150.0)        --     (172.3)
Gain on sale of FMC Wyoming stock(3)        99.7         --         --
Net interest expense                       (72.5)     (59.1)     (62.6)
Corporate and other                        (96.2)    (101.9)    (110.5)
Minority interests(1)                      (59.1)     (61.4)      (2.5)
Other income and (expense), net(4)          (3.4)      17.6       10.2
                                        --------   --------   --------
Total                                   $  246.9   $  252.3   $   37.8
                                        ========   ========   ========
IDENTIFIABLE ASSETS
Performance Chemicals                   $  904.6   $  754.6   $  696.9
Industrial Chemicals                     1,048.8      883.6      824.7
Machinery and Equipment                  1,166.5      619.3      522.9
Defense Systems                            547.3      492.0      269.0
Precious Metals                            139.1      108.9       64.8
                                        --------   --------   --------
Subtotal                                 3,806.3    2,858.4    2,378.3
Corporate and other                        494.8      493.1      466.8
                                        --------   --------   --------
Total                                   $4,301.1   $3,351.5   $2,845.1
                                        ========   ========   ========
-----------------------------------------------------------------------

-------------------------------------
(1) Defense Systems' segment data includes 100 percent of United Defense, L.P. in 1994 and 1995. Industrial Chemicals' segment data includes 100% of FMC Wyoming Corporation in 1995. Precious Metals' segment data includes 100 percent of FMC Gold Company in 1993 through 1995. Minority shareholder interests are included in Minority interests, except the portion related to 1993 restructuring and other charges.

(2) Restructuring and other charges related to 1995, including the $15.5 million write-off of acquired in-process research and development, are related to Industrial Chemicals ($77.5 million), Performance Chemicals ($45.0 million), Machinery and Equipment ($15.5 million) and Defense Systems ($12.0 million). Restructuring and other charges related to 1993 are related to Machinery and Equipment ($66.0 million). Precious Metals ($47.9 million, net of minority interest), Industrial Chemicals ($29.7 million), Performance Chemicals ($3.2 million), and Corporate ($25.5 million).

(3) Gain on sale of FMC Wyoming stock is attributable to the Industrial Chemicals segment.

(4) Other income and (expense), net primarily includes LIFO inventory adjustments and pension-related income and (expense).

C.  NARRATIVE DESCRIPTION OF BUSINESS.

Principal Products
------------------

FMC manufactures and sells a broad range of machinery and chemical products. FMC's machinery products are marketed principally to industrial, agricultural and defense users. Its chemical products are mainly industrial and agricultural chemicals. The Company conducts its business within the five industry segments identified in b. above. Generally, in all of the segments, FMC competes on the basis of price and product performance.

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


         Business               Principal Products           Markets Served
         --------               ------------------           --------------

PERFORMANCE CHEMICALS
---------------------

AGRICULTURAL                 Produces crop protection   Food growers, pest
PRODUCTS                     and pest control           control markets.
                             chemicals for worldwide
                             markets

FOOD                         Worldwide producer of      Processed food industry,
INGREDIENTS                  carrageenan and Avicel     personal care products.
                             cellulose gel.

PHARMACEUTICAL               Worldwide producer of      Pharmaceutical industry.
                             binders and
                             disintegrants as well as
                             other specialty
                             chemicals for
                             pharmaceutical markets.


         Business              Principal Products             Markets Served
         --------              ------------------             --------------

LITHIUM                     World's largest             Aluminum, ceramics and
                            producer of                 glass, lubricating
                            lithium-based products.     greases, swimming pools,
                                                        textiles, aluminum
                                                        alloys, batteries,
                                                        rubber and plastic, air
                                                        conditioning,
                                                        pharmaceuticals.


PROCESS                     A leading world             Plastics, hydraulic
ADDITIVES                   producer of phosphate       fluids, lubricant
                            ester flame retardants.     additives, industrial
                            Leading supplier of         water treatment and
                            specialty water             desalination.
                            treatment chemicals.

BIOPRODUCTS                 Worldwide producer of       Life science research;
                            agarose and other           DNA and protein analysis
                            products for life
                            science markets.




INDUSTRIAL CHEMICALS
--------------------

ALKALI                      World's largest             Glass-making,
CHEMICALS                   producer of natural         detergents, food
                            soda ash.  Downstream       products, animal feed
                            products include sodium     additives, mining,
                            bicarbonate, sodium         air/water treatment,
                            cyanide, sodium             pulp and paper.
                            sesquicarbonate and
                            caustic soda.


PEROXYGEN                   A leading worldwide         Pulp and paper,
CHEMICALS                   producer of hydrogen        textiles, chemical and
                            peroxide, persulfates       polymer synthesis,
                            and other peroxygen         environmental clean-up,
                            chemicals.                  electronics, mining,
                                                        detergents.


         Business              Principal Products          Markets Served
         --------              ------------------          --------------

PHOSPHORUS                  A worldwide supplier        Detergents, cleaning
CHEMICALS                   and North American          compounds, metal
                            producer of phosphorus      treatment, food
                            and its derivatives,        products, textiles,
                            phosphates and              pesticide intermediates,
                            phosphoric acid.            additives,
                                                        pharmaceuticals, water
                                                        treatment.

FMC FORET, S.A.             A European chemical         Detergents, pulp and
                            producer.  Products         paper, textiles,
                            include hydrogen            chemicals, tanning,
                            peroxide, perborates,       animal feed, mining,
                            phosphates, zeolites,       rubber, pharmaceuticals,
                            silicates, sulfur           ceramics, paint, food,
                            derivatives.                photography,
                                                        agriculture, water
                                                        treatment.

MACHINERY AND EQUIPMENT
-----------------------

ENERGY AND                  Oil and gas wellhead        Oil and gas drilling,
TRANSPORTATION              completion equipment;       production refining,
EQUIPMENT                   subsea engineering,         transportation and power
                            procurement,                generation companies.
                            construction and
                            equipment; metering
                            products and systems;
                            loading systems; marine
                            terminals and floating
                            production systems;
                            pressure-relief valves.

                            Airline equipment,          Industrial
                            material handling           manufacturing, airlines,
                            systems.                    airports, mining,
                                                        warehouses, newsprint,
                                                        publishing, chemicals,
                                                        electrical utilities.

FOOD                        Systems and equipment       Food and beverage
MACHINERY                   to process food and         processors; food
                            beverages, including        canners; fruit and
                            harvesters,                 vegetable growers.
                            sterilizers,
                            extractors, fillers,
                            closers, evaporators
                            and aseptic systems and
                            food handling equipment.


         Business              Principal Products          Markets Served
         --------              ------------------          --------------

DEFENSE SYSTEMS
---------------
UNITED DEFENSE, L.P.

GROUND SYSTEMS              Develops technology;        U.S. Army, Marine Corps
                            including hardware and      and National Guard;
                            software, and               allied governments.
                            integrates into the
                            manufacture of tracked
                            vehicles for the U.S.
                            armed forces and allied
                            governments.  Sole
                            source on major
                            programs.

ARMAMENT SYSTEMS            Leads development team      U.S. Navy, Army and
                            for artillery weapon        Marine Corps and allied
                            systems for the U.S.        governments.
                            Army, designs and
                            builds guns and
                            launching systems and
                            provides support
                            services for the U.S.
                            Navy and international
                            customers.

INTERNATIONAL               Markets, manufactures       Allied governments.
                            and oversees joint          Cooperative arrangements
                            ventures for military       with major international
                            products outside the        companies.
                            United States.

STEEL PRODUCTS              Produces steel and          Military,
                            nickel alloy ingots,        transportation, heavy
                            castings, forgings and      equipment, industrial
                            military track.             and oil field.
                            Upgrades and overhauls
                            tracked vehicles.

PRECIOUS METALS
---------------
FMC GOLD                    Focusing on exploration     Precious metal
                            of precious metals in       refineries.
                            Chile. Current
                            production at Beartrack
                            in Idaho and Jerritt
                            Canyon in Nevada.

SOURCE AND AVAILABILITY OF RAW MATERIALS

FMC's natural resource requirements are primarily mineral-oriented rather than oil or natural gas-oriented. Substantial portions of requirements for ores and other raw materials, especially trona and phosphate rock, are produced from mines in the United

States on property held by FMC under long-term leases which are subject to periodic adjustments of royalty rates. Machinery operations obtain raw materials, principally steel and castings, from many foreign and domestic sources. No one source is considered essential to any of the machinery operations. The Company uses oil, gas, coal, coke, hydroelectric power and nuclear power to meet its energy needs.

PATENTS

Although FMC's patents, trademarks and licenses are cumulatively important to its business, FMC does not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on the overall business of FMC or on any of its business segments.

PRINCIPAL CUSTOMER

Sales to various agencies of the United States government aggregated $706.5 million, $618.3 million and $768.4 million in 1995, 1994 and 1993, respectively. These sales were made primarily by the Defense Systems segment. Contracts with various agencies of the United States government and subcontracts with other prime contractors are subject to a profusion of procurement regulations, with noncompliance found by any one agency possibly resulting in fines, penalties, debarment or suspension from receiving additional government contracts. Moreover, these contracts may be terminated at the government's convenience, although contractors are normally protected by provisions covering reimbursement for costs incurred as well as the payment of any applicable fees or profits.

SEASONALITY

FMC's businesses are not generally considered to be seasonal, although there has been a bias in the Performance Chemicals segment towards lower profitability in the fourth quarter primarily due to seasonality in the markets served by the Agricultural Products business.

ORDER BACKLOG

                                                      December 31
                                             ----------------------------
      (in millions)                            1995      1994      1993
                                             --------  --------  --------
      Machinery and Equipment                $  545.0  $  480.0  $  333.1
      Defense Systems                         1,495.0   1,412.3   1,105.0
                                             --------  --------  --------
      Total                                  $2,040.0  $1,892.3  $1,438.1
                                             ========  ========  ========

The order backlog of the Defense Systems segment increased to $1.5 billion at December 31, 1995 from $1.4 billion at the end of 1994. The backlog increase results primarily from new orders for upgrading Bradley Fighting Vehicles, cannisters for the U.S. Navy, M113 vehicles for Thailand and Amphibious Assault Vehicle kits for Korea.

U.S. government budgetary pressures are likely to result in reduced defense spending in the coming years, and Defense Systems results may decline as a consequence.

The increase in Machinery & Equipment backlog primarily reflects the acquisition of Moorco in the Machinery and Equipment segment.

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


RESEARCH AND DEVELOPMENT EXPENDITURES


                           Year ended December 31
                           -----------------------
in millions                 1995     1994    1993
--------------------------------------------------
Performance Chemicals       $109.3  $ 94.7  $ 83.0
Industrial Chemicals          16.3    17.3    15.3
Machinery and Equipment       49.1    30.8    26.1
Defense Systems               13.1    23.6    24.0
Precious Metals                 --      --     0.1
Corporate                       --     0.4     0.7
--------------------------------------------------
Total                       $187.8  $166.8  $149.2
==================================================

Expenditures for research and development increased in Performance Chemicals primarily due to continued development of herbicides and insecticides. Expenditures also increased in Machinery & Equipment primarily related to acquisitions in 1995 and included a $15.5 million write-off of acquired in-process research and development related to the Moorco acquisition. The decrease in expenditures for Defense Systems from 1994 reflects minor reductions across most product lines.

Not included in these amounts are $150.4 million, $104.9 million and $208.8 million in 1995, 1994 and 1993, respectively for research and development projects contracted directly with the U.S. government and commercial sponsors, primarily related to Defense Systems programs.


ENVIRONMENTAL

The Company is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials. The most significant environmental liabilities of the Company consist of obligations relating to the remediation and/or study of sites at which the Company is alleged to have disposed of hazardous substances. In particular, the Company is subject to liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances and on current and previous owners and operators of a facility for the clean up of hazardous substances released from the facility into the environment. In addition, the Company is subject to liabilities under the corrective action provisions of the Resource Conservation and Recovery Act ("RCRA") and analogous state laws which require owners and operators of facilities that treat, store or dispose of hazardous waste to clean up releases of hazardous waste constituents into the environment associated with past or present practices. The Company has been named a Potentially Responsible Party ("PRP") at 33 sites on the government's National Priority List. In addition, the Company also has received notice from the EPA or other regulatory agencies that the Company may be a PRP, or PRP equivalent, at other sites, including 27 sites at which the Company has determined that it has a reasonably possible environmental liability. The Company, in cooperation with appropriate government agencies, is currently participating in, or has participated in, Remedial Investigations/Feasibility Studies ("RI/FS") or their equivalent at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, RI/FS have just begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas at other sites, the studies are complete, remedial action plans have been chosen, or Records of Decision have been issued.

At December 31, 1995 and 1994, reserves were provided for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $302 million and $229 million, before recoveries, have been provided at December 31, 1995 and December 31, 1994, respectively, of which $132 million and $142 million are included in the reserve for discontinued operations at December 31, 1995 and December 31, 1994, respectively. The Company's total environmental reserves include approximately $270 million and $183 million for remediation activities and $32 million and $46 million for RI/FS costs at December 31, 1995 and December 31, 1994, respectively. In addition, the Company has estimated reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $150 million.

The EPA issued a draft risk assessment on August 17, 1995 for the Eastern Michaud Flats Superfund site, which includes FMC's Pocatello phosphorus facility, identifying potential risks from contamination potentially associated with FMC. Release of the Risk Assessment allowed FMC to complete a draft of the Remedial Investigation documenting the nature and extent of contamination from the site. The Company submitted its draft Remedial Investigation to the EPA on September 28, 1995. FMC added $58 million in the third quarter of 1995 to its existing reserves of approximately $22 million for future environmental remediation costs at the Eastern Michaud Flats site. In addition, $25 million was provided during the third quarter of 1995 related to other sites where additional information became available which indicated the need for increased accruals.

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

To ensure FMC is held responsible only for its equitable share of site remediation costs, FMC has initiated, and will continue to initiate, legal proceedings for contributions from other PRPs, and for a determination of coverage against its comprehensive general liability insurance carriers. The Supreme Court of California has determined that FMC's clean-up costs are insured damages under its liability insurance policies, subject to a determination of the application of certain policy exclusions and conditions. Approximately $140 million of recoveries ($56 million as other assets and $84 million as an offset to the reserve for discontinued operations) and approximately $123 million of recoveries ($44 million as other assets and $79 million as an offset to the reserve for discontinued operations), have been recorded as probable realization on claims against insurance companies and other third parties at December 31, 1995 and 1994, respectively. The substantial majority of recorded assets related to recoveries from PRPs are associated with existing contractual arrangements with U.S. government agencies.

Regarding current operating sites, the Company spent approximately $22 million, $20 million and $16 million for the years 1995, 1994 and 1993, respectively, on capital projects relating to environmental control facilities, and expects to spend additional capital of approximately $16 million and $21 million in 1996 and 1997, respectively. Additionally, in 1995, 1994, and 1993, FMC spent approximately $58 million, $55 million and $63 million, respectively, for environmental compliance costs.

Regarding current operating, previously operated and other sites for the years 1995, 1994 and 1993, FMC charged approximately $14 million, $18 million and $17 million, respectively, against established reserves for remediation spending, and charged approximately $12 million, $13 million and $10 million, respectively, against reserves for spending on RI/FS. Recoveries from third parties of approximately $5 million, $5 million and $7 million, respectively, were received in 1995, 1994 and 1993. FMC anticipates that the expenditures for current operating, previously operated and other sites will continue to be significant for the foreseeable future.

EMPLOYEES.

FMC has 22,164 employees in its domestic and foreign operations. At most of its plants in the United States and Canada, the majority of these employees are members of labor unions, primarily unions which are affiliated with national labor organizations. Contracts covering about 18% of these hourly employees expire during 1996 and certain of these contracts are under negotiation at the present time. Occasionally, FMC experiences strikes at one or more of its plants which adversely affect sales and earnings to varying degrees, none of which have been material. FMC considers its employee relations to be good; however, it cannot predict the outcome of contract negotiations.

D.  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES:

GEOGRAPHIC SEGMENT INFORMATION
----------------------------------------------------------
SALES                           Year ended December 31
----------------------------------------------------------
(in millions)                 1995       1994       1993
----------------------------------------------------------
Third party sales
----------------------------------------------------------
United States               $3,270.0   $3,084.8   $2,866.7
Latin America and Canada       179.8      159.6      140.4
Europe                         947.3      693.5      697.5
Asia, Africa & others          112.7       72.9       49.3
----------------------------------------------------------
                             4,509.8    4,010.8    3,753.9
Intersegment sales
----------------------------------------------------------
United States                  151.2      110.7      102.5
Latin America and Canada        10.1       10.9       10.9
Europe                          92.2       92.3       83.2
Asia, Africa & others           22.1       11.4       23.2
Eliminations                  (275.6)    (225.3)    (219.8)
----------------------------------------------------------
Total Sales                 $4,509.8   $4,010.8   $3,753.9
==========================================================

----------------------------------------------------------
INCOME (LOSS) BEFORE
INCOME TAXES                    Year ended December 31
----------------------------------------------------------
(in millions)                   1995       1994       1993
----------------------------------------------------------
United States               $  390.7   $  341.5   $  323.8
Latin America and Canada        12.7       13.7        4.4
Europe                         120.5      100.2       48.1
Asia, Africa & others            4.5        1.7       (0.8)
----------------------------------------------------------
Operating profit               528.4      457.1      375.5
Net interest expense           (72.5)     (59.1)     (62.6)
Corporate & other              (96.2)    (101.9)    (110.5)
Minority interest              (59.1)     (61.4)      (2.5)
Gain on sale of FMC
  Wyoming stock                 99.7          -          -
Other income and
  (expense), net                (3.4)      17.6       10.2
Restructuring and
 other charges (1)            (150.0)         -     (172.3)
----------------------------------------------------------
Total                       $  246.9   $  252.3   $   37.8
==========================================================

------------------
(1) See Item 1(a). Includes pretax restructuring and other charges of $134.5 million and $172.3 million in 1995 and 1994, respectively, and a write-off of acquired in-process research and development of $15.5 million in 1995.

--------------------------------------------------------------------
IDENTIFIABLE ASSETS                         December 31
--------------------------------------------------------------------
(in millions)                      1995         1994         1993
--------------------------------------------------------------------
United States                     $2,609.2     $1,960.0     $1,544.3
Latin America and Canada             209.7        157.2        142.7
Europe                               900.2        676.3        640.3
Asia, Africa & others                 87.2         64.9         51.0
--------------------------------------------------------------------
Subtotal                           3,806.3      2,858.4      2,378.3
Corporate and other                  494.8        493.1        466.8
--------------------------------------------------------------------
Total                             $4,301.1     $3,351.5     $2,845.1
====================================================================


--------------------------------------------------------------------
U.S. EXPORT SALES TO UNAFFILIATED CUSTOMERS BY DESTINATION OF SALE
--------------------------------------------------------------------
                                      Year ended December 31
--------------------------------------------------------------------
(in millions)                        1995         1994         1993
--------------------------------------------------------------------
Latin America and Canada          $  212.9     $  217.9     $  176.8
Europe                               155.9        153.3        192.2
Asia, Africa & others                588.2        668.6        415.3
--------------------------------------------------------------------
Total                             $  957.0     $1,039.8     $  784.3
====================================================================

ITEM 2   PROPERTIES

FMC leases executive offices in Chicago and administrative offices in Philadelphia. The Company operates 115 manufacturing facilities and mines in 24 countries. Major research facilities are in Santa Clara, CA, and Princeton, NJ. FMC holds mining leases on shale and ore deposits in Idaho to supply its phosphorus plant in Pocatello, and owns substantial phosphatic ore deposits in Rich County, Utah. Trona ore, used for soda ash production in Green River, WY, is mined primarily from property held under long-term lease. FMC also owns half of a lithium mine located near Cherryville, NC, and has long-term lease commitments for the remaining portion and in Argentina FMC owns the land and mineral rights to the Salar del Hombre Muerto lithium reserves. FMC Gold Company owns mineral rights to gold and silver ore bodies at its wholly-owned Beartrack property in Idaho, as well as the right to 30 percent of the gold ore reserves at the Jerritt Canyon mine in Elko, NV, operated by its joint-venture partner, Independence Mining Company Inc., a wholly-owned subsidiary of Minorco
(USA) Inc. FMC Gold Company leases its administrative headquarters in Reno, Nevada. Mining operations provide basic raw materials to many of FMC's chemical plants, without which other sources would have to be obtained. FMC's mining properties are operated under numerous long-term leases with no single lease or related group of leases material to the businesses of the Company as a whole. United Defense, L.P. leases its administrative offices in Arlington, Virginia.

Most of FMC's plant sites are owned, with an immaterial number of them being leased. FMC believes its properties and facilities meet present requirements and are in good operating condition. FMC believes that each of its significant manufacturing facilities is operating at a level consistent with the industry in which it operates. FMC's production properties for continuing operations are:

                                    Latin
                                   America
                           United    and    Western         Total
                           States  Canada   Europe   Other
-----------------------------------------------------------------
Performance Chemicals          13        3        6      6     28
Industrial Chemicals           14        2       12      -     28
Machinery and Equipment        22        5       14      6     47
Defense Systems                11        -        -      -     11
Precious Metals                 1        -        -      -      1

ITEM 3.   LEGAL PROCEEDINGS

Environmental Proceedings

As reported in FMC's annual report on Form 10-K for the year ended December 31, 1994, an environmental inspection was conducted in July 1993 at FMC's Phosphorus Chemicals Division plant in Pocatello, Idaho. In August 1994, the United States EPA (Region 10) (the "EPA") formally notified FMC of a number of alleged violations of the RCRA and related environmental regulations governing the management of hazardous waste generated by the plant, including the operations of hazardous waste storage and treatment units without required permits, the failure to implement an adequate groundwater monitoring program and to comply with related reporting requirements and the existence of several other improper treatment and disposal practices. There are no legal proceedings pending at this time; however, the EPA has stated that the alleged violations may subject FMC to enforcement action under RCRA, including possible actions for monetary sanctions, injunctive relief or other available remedies. Management believes that the resolution of these matters will not likely have a material adverse effect on FMC's liquidity, results of operations or financial condition.

In addition, in August 1994 EPA conducted an environmental inspection at FMC's Green River, Wyoming facility, where trona is mined and soda ash and a number of related chemicals are produced. In May 1995, EPA provided a copy of the inspection report, which alleged violations of RCRA and the Emergency Planning and Community Right to Know Act (EPCRA), and proposed to negotiate a pre-enforcement settlement. Ultimately, FMC and EPA entered into such a settlement, without the lodging of a formal complaint, by means of an administrative order on consent, effective November 1, 1995. Under the terms of this order, FMC has paid a civil penalty in the amount of $145,000 and is implementing a series of supplemental environmental projects (SEPs) involving waste management at an estimated cost of $298,000.

Safety

Following an emergency incident at FMC's Process Additives Division plant in Nitro, West Virginia on December 5, 1995, when a high pressure switch failed and phosphorus trichloride product was discharged into a containment area where water was present, resulting in a release of a cloud of hydrogen chloride and fumes, the U.S. Occupational Safety and Health Administration commenced an incident and process safety investigation. This investigation is currently in progress and no citations have issued. However, there is a potential for citations and assertion of penalties. Management believes that the resolution of this investigation will not likely have a material adverse effect on FMC's liquidity, results of operations or financial condition.

Beartrack Gold Property

During the third quarter of 1994, the Pacific Rivers Council and the Wilderness Society (collectively the "PRC"), in a lawsuit filed in Federal District Court in Idaho (Pacific Rivers Council v. Thomas), sought an injunction against all ongoing and future forest activities including mining, which may affect endangered salmon, within various national forests in Idaho including the Salmon National Forest in which the Beartrack property of FMC Gold Company (the "Gold Company") is located. In that lawsuit, the PRC sought to require the U.S. Forest Service to consult under the Endangered Species Act (the "Act") with the National Marine Fisheries Service ("NMFS") regarding existing land resource management plans for the subject forests and their potential impacts on endangered Snake River salmon. The government defendants and the plaintiffs have subsequently negotiated a stipulated dismissal of most of the lawsuit. Under the terms of the stipulation, the parties dismissed from this litigation all projects which have undergone site-specific consultation. The Gold Company's Beartrack mine was identified by the government defendants as a project for which consultation has been completed. The Court issued an Order on Pending Claims on December 11, 1995 regarding the remaining specified projects (not including the Beartrack mine) which have not yet completed consultation. Under the terms of that Order, the Court has retained jurisdiction in this lawsuit for further proceedings regarding those projects. The Beartrack mine is not subject to or a part of the Court's order.

In October, 1994, the Sierra Club Legal Defense Fund, Inc., ("Sierra") on behalf of certain other organizations, filed a lawsuit in Federal District Court for the Western District of Washington at Seattle against NMFS and other federal agencies for violation of the Act alleging the NMFS' biological opinion failed to satisfy the requirements of the Act. Sierra, the federal agencies and the company, as intervenor, each filed a motion for summary judgment. In November, 1995, the Court ordered the federal agencies to reinitiate consultation under
Section 7 of the Act on the potential environmental impacts of the Beartrack mine project on endangered salmon or the designated critical habitat for salmon. The plaintiffs did not seek, and the Court did not impose, any injunction or other restriction on the operation of the Beartrack mine pending completion of such consultation. If, upon remand, the Forest Service were to determine that an activity associated with Beartrack mine operations could preclude the development of reasonable and prudent alternatives to the project pending completion of the reinitiated consultation, such activities could be required to cease pending completion of consultation. Under the Act's regulations, consultation must be completed within 135 days of the date consultation is initiated. An extension of 60 days can be imposed by the agencies. Under the relevant statutory and regulatory authorities, the results of a consultation can range from no impact on the activities under review on the one hand to modest to significant impacts on the other. In an extreme situation, a consultation could result in the cessation of activities altogether, a potential result the company believes to be remote in the case of the

Beartrack mine, which has been in operation and production since mid-1995. The company believes that the ongoing operation of the Beartrack mine will not jeopardize endangered salmon or adversely modify or destroy designated critical habitat, and that upon completion of consultation, the mine will be permitted to continue operation.

The Beartrack property encompasses approximately 30 square miles of mining claims and contains approximately one million ounces of proven and probable reserves. At December 31, 1995, FMC Gold Company's net investment in Beartrack was approximately $80 million.

Other

See Note 14 to the consolidated financial statements for a discussion of legal proceedings against other Potentially Responsible Parties and insurers for contribution and/or coverage with respect to environmental remediation costs.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of FMC Corporation, together with the offices in FMC Corporation presently held by them, their business experience since January 1, 1991, and their ages, are as follows:

Name                           Age          Office, year of election; and
                             3/14/96      other information for past 5 years
                             -------      ----------------------------------
Robert N. Burt                 58     Chairman of the Board and Chief Executive
                                      Officer (91); President (90-93);
                                      Executive Vice President (88)

Larry D. Brady                 53     President (93) and a Director (89);
                                      Executive Vice President (89-93) Vice
                                      President-Corporate Development (88)

William F. Beck                57     Executive Vice President (94); Vice
                                      President (86) and General
                                      Manager-Chemical Products Group (86);
                                      President of FMC Europe  (91)

Michael J. Callahan            56     Executive Vice President and Chief
                                      Financial Officer (94); Executive Vice
                                      President and Chief Financial Officer,
                                      Whirlpool Corporation (91-94)

William J. Kirby               58     Senior Vice President (94); Vice
                                      President-Administration (85)

Charles H. Cannon              43     Vice President and General Manager-Food
                                      Machinery Group (94); Manager, Food
                                      Processing Systems Division (92-94);
                                      Manager, Citrus Machinery Division (89-92)

W. Reginald Hall               60     Vice President (91) and General
                                      Manager-Specialty Chemicals Group (92)
                                      General Manager-Food Machinery Group (90)

Robert I. Harries              52     Vice President (92) and General
                                      Manager-Chemical Products Group (94)

Patrick J. Head                63     Vice President and General Counsel (81)



Ronald D. Mambu              46       Vice President and Controller (95);
                                      Director, Financial Planning (94-95);
                                      Director, Strategic Planning (93-94);
                                      Director, Financial Control (87-93)

James A. McClung             58       Vice President (91); Vice
                                      President-International (81-91)

Joseph H. Netherland         49       Vice President (87) and General
                                      Manager-Petroleum Equipment Group (86),
                                      Specialized Machinery Group (89); Energy
                                      and Transportation Equipment Group (93)

Thomas W. Rabaut             47       Vice President (94), President and Chief
                                      Executive Officer, United Defense, L.P.
                                      (94); General Manager, Defense Systems
                                      Group (93); Manager, Ground Systems
                                      Division (90-93)

William H. Schumann          45       Vice President (95) and General
                                      Manager-Agricultural Products Group (95);
                                      Director, North American operations,
                                      Agricultural Products Group (93-95);
                                      Executive Director, Corporate Development
                                      (91-93)

William J. Wheeler           53       Vice President (91); President, FMC
                                      Asia-Pacific (91); General Manager,
                                      Phosphorus Chemical Division (86-91)

Each of the Company's executive officers has been employed by the Company in a managerial capacity for the past five years except for Mr. Callahan. No family relationships exist between any of the above-listed officers and there are no arrangements or understandings between any of them and any other person pursuant to which they are selected as an officer. All officers are elected to hold office for one year and until their successors are elected and qualify.

10-K Item No.                         Incorporated by Reference From:
-------------                         ------------------------------
PART II.
 Item 5.  Market for Registrant's     Annual Report to Stockholders, Inside back
          Common Equity and           cover, pages 36, 42 and 51-52
          Related Stockholder
          Matters

 Item 6.  Selected                    Annual Report to Stockholders, pages 58-59
          Financial Data

 Item 7.  Management's Discussion     Annual Report to Stockholders,
          and Analysis of Financial   pages 18-19, 23, 29, 33, 34 and 35-36
          Condition and Results
          of Operations

 Item 8.  Financial Statements        Annual Report to Stockholders, pages 5
          and Supplementary Data      and 37-56
          (including all Schedules
          required under Item 14
          of Part IV)

 Item 9.  Changes in and              (Not Applicable)
          Disagreements with
          Accountants on Accounting
          and Financial Disclosure

PART III.
 Item 10. Directors and Executive     Part I; Proxy Statement for 1996 Annual
          Officers of the Registrant  Meeting of stockholders, pages 1-11

 Item 11. Executive Compensation      Proxy Statement for 1996 Annual Meeting of
                                      Stockholders, pages 14-22

 Item 12. Security Ownership of       Proxy Statement for 1996 Annual Meeting of
          Certain Beneficial          Stockholders, pages 11-13
          Owners and Management

 Item 13. Certain Relationships and   Proxy Statement for 1996 Annual Meeting of
          Related Transactions        Stockholders, pages 10-11


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

           3. Report of Independent Auditors from Ernst & Young LLP for United Defense, L.P. (Exhibit 99).

           4.   Exhibits:  See attached exhibit index, page 25

      (b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the last quarter of the period covered by this report.

      (c)  Exhibits

           See Index of Exhibits.


                                   SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              FMC CORPORATION
                                              (Registrant)

                                              By   Michael J. Callahan
                                                   -------------------
                                                   Michael J. Callahan
                                                   Executive Vice President and
                                                   Chief Financial Officer
Date:  March ___, 1996

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
                             Officer                    Michael J. Callahan
Ronald D. Mambu              Vice President, Controller )
                             and Principal              )
                             Accounting Officer         )
Robert N. Burt               Chairman of the Board      )
                             and Chief Executive        )
                             Officer                    )
William W. Boeschenstein     Director                   )
Larry D. Brady               Director                   )
B.A. Bridgewater, Jr.        Director                   )By: Michael J. Callahan
Patricia A. Buffler          Director                   )    -------------------
Albert J. Costello           Director                   )    Michael J. Callahan
Paul L. Davies, Jr.          Director                   )
Jean A. Francois-Poncet      Director                   )
Pehr G. Gyllenhammar         Director                   )
Robert H. Malott             Director                   )
Edward C. Meyer              Director                   )
William F. Reilly            Director                   )
James R. Thompson            Director                   )


                                     PAGE 1
                        INDEX OF EXHIBITS FILED WITH OR
                         INCORPORATED BY REFERENCE INTO
                          FORM 10-K OF FMC CORPORATION
                        FOR YEAR ENDED DECEMBER 31, 1995

Exhibit No.
  This
  10-K                              Exhibit Description
-----------                         -------------------

3.1          Restated Certificate of Incorporation, as filed on July 1, 1986
             (incorporated by reference from Exhibit 3.1 to the form SE filed on March 25, 1993)

3.2          Amendment to Restated Certificate of Incorporation filed on April
             30, 1987 (incorporated by reference from Exhibit 3.2)

3.3 By-Laws of the Company, as amended (incorporated by reference from Exhibit 3.1 to the Form SE filed on March 28, 1990)

4.1          Amended and Restated Rights Agreement, dated as of February 19,
             1988, between Registrant and Harris Trust and Savings Bank
             (incorporated by reference from Exhibit 4 to the Form SE filed on March 25, 1993)

4.2          Amendment to Amended and Restated Rights Agreement, dated February
             9, 1996 (incorporated by reference from Exhibit 1 to the Form 8-K filed on February 9, 1996)

4(iii)(A)    Registrant undertakes to furnish to the Commission upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and all of its subsidiaries for which consolidated or consolidated financial statements are required to be filed

4.3 Participation Agreement, dated as of January 1, 1994, by and among FMC Corporation, Harsco Corporation, Harsco Defense Holding, Inc.
             and United Defense, L.P.* (incorporated by reference from Exhibit
             4.1 to the Form 8-K filed on February 14, 1994)

4.4 Partnership Agreement, dated as of January 1, 1994, by and among FMC Corporation, Harsco Defense Holding, Inc. and United Defense,
             L.P.* (incorporated by reference from Exhibit 4.2 to the Form 8-K filed on February 14, 1994)

4.5          Annex A - Definitions Relating to the Partnership Agreement and the
             Participation Agreement (incorporated by reference from Exhibit 4.3 to the Form 8-K filed on February 14, 1994)

4.6 Registration Rights Agreement, dated as of January 1, 1994, by and among FMC Corporation, Harsco Defense Holding, Inc. and United
             Defense, L.P. (incorporated by reference from Exhibit 4.4 to the Form 8-K filed on February 14, 1994)

4.7          Management Services Agreement, dated as of January 1, 1994, by and between FMC Corporation and United Defense, L.P.* (incorporated by reference from Exhibit 4.6 to the Form 8-K filed on February 14,
             1994)

4.8          Form of Senior Promissory Note Agreement by and between Harsco
             Defense Holding, Inc. and United Defense, L.P. (incorporated by reference from Exhibit 4.6 to the Form 8-K filed on February 14,
             1994)

10.1**       Directors' Retirement Plan as amended on December 9, 1994
             (incorporated by reference from Exhibit 10.1 to the Annual Report on Form 10-K for 1994)

10.2**       FMC 1981 Incentive Share Plan, as amended, effective May 28, 1986
             (incorporated by reference from Exhibit 10.1 to the Form SE filed on March 25, 1993)

10.3**       FMC 1990 Incentive Share Plan (incorporated by reference from
             Exhibit 10.1. to the Form SE filed on March 26, 1991)

10.4** FMC Corporation Salaried Employees' Retirement Plan, as amended and restated effective January 1, 1995 (incorporated by reference from Exhibit 10.4 to the Annual Report on Form 10-K for 1994)

10.5** FMC Employees' Thrift and Stock Purchase Plan, as revised and restated as of April 1, 1991 (incorporated by reference from Exhibit 10.3 to the Form SE filed on March 27, 1992)

10.6** Amendments to the FMC Employees' Thrift and Stock Purchase Plan through December 31, 1994 (incorporated by reference from Exhibit
             10.6 to the Annual Report on Form 10-K for 1994)

10.7** FMC Salaried Employees' Equivalent Retirement Plan (incorporated by reference from Exhibit 10.4 to the Form SE filed on March 27, 1992)

10.8**       FMC Deferred Compensation Equivalent Retirement and Thrift Plan
             (incorporated by reference from Exhibit 10.5 to the Form SE filed on March 27, 1992)

10.9**       FMC 1995 Management Incentive Plan

10.10**      FMC 1995 Stock Option Plan as amended

10.11**      FMC Corporation Amended and Restated Executive Severance Plan,
             (incorporated by reference from Exhibit 10.1 to the Form SE filed on March 28, 1990)

10.12**      FMC Employees' Thrift and Stock Purchase Trust dated April 1, 1982
             (incorporated by reference from Exhibit 10.7 to the Form SE filed on March 27, 1992)

10.13**      Amendment to FMC Employees' Thrift and Stock Purchase Trust dated
             April 1, 1988 (incorporated by reference from Exhibit 10.8 to the
             Form SE filed on March 27, 1992)

10.14**      FMC Master Trust Agreement between FMC and Bankers Trust Company
             (incorporated by reference from Exhibit 10.9 to the Form SE filed on March 27, 1992)

10.15        Fiscal Agency Agreement between FMC Corporation and Union Bank of
             Switzerland, Fiscal Agent, dated as of January 16, 1990
             (incorporated by reference from Exhibit 10.4 to the Form SE filed on March 28, 1990)

10.16**      Amended and Restated FMC-Deferred Stock Plan for Non-Employee
             Directors (incorporated by reference from Exhibit 10.15 to the Annual Report on Form 10-K for 1994)

10.17**      Consulting Agreement dated as of September 1, 1990 between the
             Company and Edward C. Meyer (incorporated by reference from Exhibit
             10.16 to Form 10-K-A filed on April 5, 1994)

12           Statement re computation of ratio of earnings to fixed charges

13           Annual Report of FMC Corporation for the year ended December 31,
             1995, is included as an Exhibit to this report for the information of the Securities and Exchange Commission and, except for those portions thereof specifically incorporated by reference elsewhere herein, such Annual Report should not be deemed filed as a part of this report.

21           List of Significant Subsidiaries of Registrant

23           Consents of Auditors

24           Powers of Attorney

27           Financial Data Schedule

99           Report of Ernst & Young LLP, Independent Auditors

_______________________________

* The Registrant has omitted the schedule and certain exhibits to the Participation Agreement, the Partnership Agreement and the Management Services Agreement and agrees to furnish supplementally a copy of such scheduled and exhibits to the Commission upon request.

**  Indicates a management contract or compensatory plan or arrangement.