Form 10-Q
period 1996-06-30
FMC CORP
filed 1996-08-14
CIK 37785

     PAGE 1
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d)of the Securities
      Exchange Act of 1934
    For the quarterly period ended June 30, 1996
                                      or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

              For the transition period from         to
                                            ---------   ---------

                         Commission File Number 1-2376

                                FMC Corporation
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                             94-0479804
- -------------------------                           ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

              200 East Randolph Drive, Chicago, Illinois    60601
  ------------------------------------------------------------------------------

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

                                Yes   X      No
                                    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at June 30, 1996
- ----------------------------------------           -----------------------------

Common Stock, par value $0.10 per share                       37,104,607

     PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

                                                   Three Months                           Six Months
                                                  Ended June 30                          Ended June 30
                                               -------------------                    -------------------
                                                 1996       1995                        1996       1995
                                               --------   --------                    --------   --------
Revenue:
     Sales                                     $1,250.7   $1,118.6                    $2,345.0   $2,125.2
     Other revenue                                 16.1        7.8                        54.9       22.2
                                               --------   --------                    --------   --------
          Total revenue                         1,266.8    1,126.4                     2,399.9    2,147.4
                                               --------   --------                    --------   --------

Costs and expenses:
     Cost of sales                                944.5      793.6                     1,744.8    1,522.1
     Selling, general and
      administrative expenses                     162.9      151.2                       325.7      292.6
     Research and development                      45.4       42.9                        89.3       81.2
                                               --------   --------                    --------   --------
          Total costs and expenses              1,152.8      987.7                     2,159.8    1,895.9
                                                --------   --------                   --------   --------

Income from continuing operations
  before minority interests,
  net interest expense and
  income taxes                                    114.0      138.7                       240.1      251.5

     Minority interests                            12.0        8.1                        35.5       25.2
     Interest expense (net)                        22.7       18.4                        45.3       34.7
                                               --------   --------                    --------   --------

Income from continuing operations
  before income taxes                              79.3      112.2                       159.3      191.6
Provision for income taxes                         21.9       33.2                        45.1       56.7
                                               --------   --------                    --------   --------

Income from continuing
  operations                                       57.4       79.0                       114.2      134.9

Discontinued operation, net of
  income taxes                                     (1.1)      (1.3)                       (2.7)      (4.8)
                                               --------   --------                    --------   --------

Net income                                     $   56.3   $   77.7                    $  111.5   $  130.1
                                               ========   ========                    ========   ========

Average number of shares                           38.1       37.7                        38.0       37.6

Earnings (loss) per common share:
  Continuing operations                        $   1.51   $   2.09                    $   3.00   $   3.59
  Discontinued operation                          (0.03)     (0.03)                      (0.07)     (0.13)
                                               --------   --------                    --------   --------

  Net income per common share                  $   1.48   $   2.06                    $   2.93   $   3.46
                                               ========   ========                    ========   ========




See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Consolidated Balance Sheets
(In millions, except per share data)

                                                    June 30
                                                     1996       December 31
                                                  (Unaudited)       1995
                                                  -----------   -----------
Assets:
Current assets:
     Cash and cash equivalents                      $  117.6      $   70.9
     Trade receivables, net of allowance
      for doubtful accounts of $6.1 and
      $11.3 in 1996 and 1995, respectively             928.0         832.9
     Inventories                                       742.7         600.2
     Other current assets                              206.1         178.3
     Deferred income taxes                              81.5          98.5
                                                    --------      --------
  Total current assets                               2,075.9       1,780.8

Investments                                             94.1          98.4
Net assets of discontinued operation                    93.6          83.7

Property, plant and equipment at cost                4,086.6       3,935.1
     Less--accumulated depreciation                  2,274.2       2,229.4
                                                    --------      --------
     Net property, plant and equipment               1,812.4       1,705.7
Goodwill and intangible assets                         336.0         345.6
Other assets                                           161.6         144.9
Unallocated purchase price of
 Frigoscandia Equipment Holding AB                     151.2            --
Deferred income taxes                                   72.7          71.2
                                                    --------      --------
Total assets                                        $4,797.5      $4,230.3
                                                    ========      ========

Liabilities and Stockholders' Equity:
Current liabilities:
     Short-term debt                                $  896.8      $  420.8
     Accounts payable, trade and other                 798.3         835.6
     Accrued and other current liabilities             445.3         408.8
     Current portion of long-term debt                  15.9          29.8
     Current portion of accrued pension
      and other postretirement benefits                 31.1          36.5
     Income taxes payable                               39.5          35.6
                                                    --------      --------
  Total current liabilities                          2,226.9       1,767.1

Long-term debt, less current portion                   965.3         974.4
Accrued pension and other postretirement
  benefits, less current portion                       285.7         284.6
Reserve for discontinued operations                    160.3         168.3
Other liabilities                                      250.4         264.1
Minority interests in consolidated companies           140.3         118.4
Stockholders' equity:
     Preferred stock, no par value, authorized
       5,000,000 shares; no shares issued in
       1996 or 1995                                       --            --
     Common stock, $0.10 par value, authorized
       60,000,000 shares; issued 37,405,034
       shares in 1996 and 37,024,187 shares
       in 1995                                           3.7           3.7
     Capital in excess of par value
       of common stock                                 116.3          99.7
     Retained earnings                                 707.6         596.1
     Foreign currency translation adjustment           (49.7)        (36.9)
     Treasury stock, common, at cost;
       300,427 shares in 1996 and 300,447
       shares in 1995                                   (9.3)         (9.2)
                                                    --------      --------
   Total stockholders' equity                          768.6         653.4
                                                    --------      --------
Total liabilities and stockholders' equity          $4,797.5      $4,230.3
                                                    ========      ========


See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
- -------------------------------------------------
(In millions)

                                                                       Six Months
                                                                     Ended June 30
                                                                -----------------------
                                                                  1996           1995
                                                                --------       --------
Reconciliation from income from continuing
  operations to cash used in operating
  activities of continuing operations:

Income from continuing operations                               $ 114.2        $ 134.9

Adjustments for non-cash components of
  income from continuing operations:
     Depreciation and amortization                                122.5          109.6
     Deferred income taxes                                         14.5           33.6
     Equity in net earnings of affiliates                          (5.6)          (2.7)
     Amortization of accrued pension costs                          1.8            1.1
     Minority interests                                            35.5           25.2
     Other                                                         14.8            3.9

(Increase) in assets:
     Trade receivables                                            (95.1)        (122.2)
     Inventories                                                 (142.5)        (128.3)
     Other current assets and other assets                       (194.6)        (339.2)
(Decrease) increase in liabilities:
     Accounts payable, accrued and other
      current liabilities and other liabilities                    (9.3)          89.5
     Income taxes payable                                           3.9            5.8
     Restructuring reserve                                         (5.2)         (30.1)
     Accrued pension and other
      postretirement benefits, net                                 (6.1)           4.3
                                                                -------        -------
Cash used in operating activities of
  continuing operations                                         $(151.2)       $(214.6)
                                                                =======        =======

See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
- ---------------------------------------------------
(In millions)


                                                         Six Months
                                                       Ended June 30
                                                     -----------------
                                                       1996     1995
                                                     -------   -------
Cash used in operating activities of continuing
  operations                                         $(151.2)  $(214.6)
Cash (required) by discontinued operations             (19.6)    (39.2)

Cash provided (required) by investing
  activities:
     Capital spending                                 (260.0)   (255.0)
     Disposal of property, plant and
      equipment                                         24.6      21.5
     Decrease in investments                            10.0      13.1
                                                     -------   -------
                                                      (225.4)   (220.4)
                                                     -------   -------

Cash provided (required) by financing
 activities:
     Net proceeds from issuance of commercial
       paper                                            10.5         -
     Increase in other short-term debt                 455.2     447.9
     Net borrowings under credit facilities                -      89.0
     Repayment of long-term debt                       (23.0)    (16.8)
     Distributions to limited partner                  (15.9)    (22.5)
     Issuance of capital stock, net                     16.6       3.4
                                                     -------   -------
                                                       443.4     501.0
                                                     -------   -------

Effect of exchange rate changes on cash
 and cash equivalents                                   (0.5)      2.2
                                                     -------   -------

Increase in cash and cash equivalents                   46.7      29.0

Cash and cash equivalents, beginning
 of period                                              70.9      98.2
                                                     -------   -------
Cash and cash equivalents, end
 of period                                           $ 117.6   $ 127.2
                                                     =======   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized, was $42.1 million and $43.0 million, and cash paid for income taxes, net of refunds, was $13.1 million and $13.9 million for the six-month periods ended June 30, 1996 and 1995, respectively.

See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
- ------------------------------------------------------

Note 1:  Financial Information
- ------------------------------

The consolidated balance sheet of FMC Corporation ("FMC" or "the company") as of June 30, 1996, and the related consolidated statements of income and of cash flows for the interim periods ended June 30, 1996 and 1995 have been reviewed by FMC's independent auditors. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

Prior period balances have been reclassified to conform with the current period's presentation, including the reclassification of operations constituting the Precious Metals segment as a discontinued operation (Note 3) and the completion of purchase accounting related to the acquisition of Moorco International Inc. ("Moorco") (Note 4).

The company's accounting policies are set forth in Note 1 to the company's 1995 financial statements which are incorporated by reference in the company's 1995 Annual Report on Form 10-K.

Note 2:  Debt
- -------------

The company has $500 million in committed credit facilities consisting of a $250 million, 364 day non-amortizing revolving credit agreement due in December 1996 and a $250 million, five-year non-amortizing revolving credit agreement due in December 1999. As of June 30, 1996, the company had advances under the five-year revolving credit agreement of $100 million.

In November 1995, the company commenced a short-term commercial paper program supported by the committed facilities. Committed credit available under the revolving credit facilities provides management with the ability to refinance a portion of its debt on a long-term basis and, as it is management's intent to do so, $150 million of the $395 million in outstanding commercial paper has been classified as long-term debt at June 30, 1996.

Short-term debt at June 30, 1996 includes $539 million of advances under uncommitted U.S. credit facilities and $245 million of commercial paper. The remaining amounts of short-term debt represent borrowings by FMC's foreign subsidiaries.

On July 2, 1996 the company issued $100 million of 7.75% Senior Debentures due 2011 pursuant to a $500 million universal shelf registration filed in 1995. The net proceeds from such issuance totaled approximately $98 million and were used to reduce variable rate short-term debt.

Note 3:  Discontinued Operation - Subsequent Event
- --------------------------------------------------

On July 15, 1996, FMC's management approved a plan to dispose of shares of FMC Gold Company through a reincorporation of FMC Gold Company in Canada and a secondary offering in Canada of substantially all of FMC's 80% interest. In connection with the approval of the plan of disposal, the operations constituting the Precious Metals segment have been accounted for as a discontinued operation. The prior period consolidated financial statements presented herein have been restated to conform with the 1996 presentation.

The reincorporation and offering were completed on July 31, 1996 and an option on the part of the underwriters to purchase the remaining 8% interest held by FMC was executed on August 9, 1996. FMC received gross cash proceeds of $107.2 million, plus a right to receive the second installment under installment receipts totaling $107.2 million due July 31, 1997. FMC is examining alternatives for monetizing these installment receipts. Cash proceeds were used to repay $75 million in loans owing to FMC Gold Company and to pay transaction and other related costs. The company expects to record an immaterial gain on the transaction during the quarter ending September 30, 1996. Estimated transaction and other related costs, and anticipated losses of FMC Gold Company for the period from July 15, 1996 through July 31, 1996 have been deferred and will reduce the expected gain.

Results of discontinued operations for the three-month and six-month periods ended June 30, 1996 include the following:

                                  Three Months          Six Months
                              Ended June 30, 1996   Ended June 30, 1996
                              --------------------  --------------------

     Sales                           $18.3                 $36.1
                                     =====                 =====
     Net loss                        $(1.1)                $(2.7)
                                     =====                 =====


At June 30, 1996, the net assets of discontinued operations were comprised of:

      Assets:
        Current assets           $ 25.5
        Property, plant and
          equipment, net          119.3
        Other assets                4.6
                                 ------
      Total assets                149.4
                                 ------

      Liabilities:
        Accounts payable and
          other liabilities        55.8
                                 ------

      Net assets                 $ 93.6
                                 ======

In addition, the company's reserve for discontinued operations contains residual liabilities of $160.3 million and $168.3 million at June 30, 1996 and December 31, 1995, respectively, related to operations previously discontinued. See Note 3 to the company's 1995 consolidated financial statements and Note 5 below.

There have been no significant changes to FMC Gold Company's Beartrack legal proceedings from the information reported in the company's December 31, 1995 Annual Report on Form 10-K.

Note 4:  Business Combinations and Divestitures
- -----------------------------------------------

Frigoscandia Equipment Holding AB. In June 1996, FMC acquired Frigoscandia Equipment Holding AB ("Frigoscandia") from ASG AB for approximately $165 million plus transaction costs and the assumption of Frigoscandia's debt. Frigoscandia, headquartered in Helsingborg, Sweden, is the global leader in equipment for industrial in-line freezing and also manufactures food processing equipment such as fryers, ovens and portioners.

The acquisition will be accounted for under the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisition. Due to the timing of the transaction, however, FMC's consolidated balance sheet at June 30, 1996 includes the historical accounts of Frigoscandia as of the acquisition date, adjusted only for certain known elements of purchase accounting. The remaining excess purchase price at June 30, 1996 is classified as "Unallocated Purchase Price of Frigoscandia Equipment Holding AB" on the company's consolidated balance sheet and will be allocated to the assets acquired (which will include goodwill and other intangible assets to be amortized over periods not exceeding 40 years) and liabilities assumed based on the results of appraisals and other analyses which are currently in process.

Moorco International Inc. In June 1995, FMC acquired all of the common shares of Moorco for $28 per share, or approximately $350 million (including acquisition costs and debt assumed). Moorco is the leading worldwide manufacturer of meters for the petroleum industry and a leading manufacturer of valves for the process and power generation industries.

In conjunction with the acquisition of Moorco, goodwill and other intangible assets of $218.4 million were recorded (which will be amortized over 15 to 40 years), and $15.5 million of acquired in-process research and development was charged to research and development expense in the third quarter of 1995.

The following unaudited pro forma information is intended to show the results of FMC's continuing operations as if the acquisition of Moorco had occurred on January 1, 1995, after giving effect to certain adjustments, including the increased amortization of goodwill and other intangible assets, costs savings from certain synergies created under the combined operations, additional interest expense on incremental acquisition indebtedness, and the related income tax effects of these adjustments:

                        Six months ended June 30, 1995
                        ------------------------------
                      (In millions, except per share data)
                                  (Unaudited)


        Sales                                   $2,225.8
        Income from continuing operations       $  132.7
        Earnings per common share:
                Continuing operations           $   3.53

The unaudited pro forma results of continuing operations are not necessarily indicative of the results that would have occurred had the acquisition actually been consummated on January 1, 1995, and are not intended to be a projection of future results.

The company also completed other smaller acquisitions during 1995 and 1996. The purchase prices for Moorco, Frigoscandia and the other acquisitions were satisfied from cash flow from operations and short-term and long-term financing. Other than Moorco, the company's acquisitions did not have a material pro forma effect on the company's consolidated results of operations.

Results of operations of the acquired companies have been included in the company's consolidated statements of income from the respective dates of acquisition.

Sale of Automotive Service Equipment Division. In March 1996, FMC sold its Automotive Service Equipment Division to Snap-On Incorporated, resulting in an immaterial pre-tax gain.

Joint venture. In July 1995, FMC completed a joint venture agreement involving the sale of 20 percent of its soda ash business, FMC Wyoming Corporation, to Sumitomo Corporation and Nippon Sheet Glass Company, Ltd. The company's results subsequent to the date of the joint venture are net of minority interest attributable to the joint venture partners.

Note 5:  Environmental
- ----------------------
FMC is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials. The most significant environmental liabilities of the company primarily consist of obligations relating to the remediation and/or study of sites at which the company is alleged to have disposed of hazardous substances. In particular, the company is subject to liabilities arising under the Comprehensive Environmental

Response, Compensation and Liability Act ("CERCLA") and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances and on current and previous owners and operators of a facility for the clean up of hazardous substances released from the facility into the environment. In addition, the company is subject to liabilities under the corrective action provisions of the Resource Conservation and Recovery Act ("RCRA") and analogous state laws that require owners and operators of facilities that treat, store or dispose of hazardous waste to clean up releases of hazardous waste constituents into the environment associated with past or present practices.

At June 30, 1996, reserves were provided for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. Reserves of $290 million and $302 million, before recoveries, have been provided at June 30, 1996 and December 31, 1995, respectively, of which $122 million and $132 million are included in the reserve for discontinued operations at June 30, 1996 and December 31, 1995, respectively. The company's total environmental reserves include approximately $262 million and $270 million for remediation activities and $28 million and $32 million for remedial investigation/feasibility study costs at June 30, 1996 and December 31, 1995, respectively. In addition, the company has estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $150 million at June 30, 1996.

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

The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter's or year's results of operations in the future. Management, however, believes the aggregate liability arising from the potential environmental obligations is not likely to have a material adverse effect on the company's liquidity or financial condition and may be satisfied over the next 20 years or longer.

To ensure FMC is held responsible only for its equitable share of site remediation costs, FMC has initiated, and will continue to initiate, legal proceedings for contributions from other PRPs, and for a determination of coverage against its comprehensive general liability insurance carriers. Approximately $134 million of recoveries ($56 million as other assets and $78 million as an offset to the reserve for discontinued operations) and approximately $140 million of recoveries ($56 million as other assets and $84 million as an offset to the reserve for discontinued operations), have been recorded as probable realization on claims against insurance companies and other third parties at June 30, 1996 and December 31, 1995, respectively. The majority of recorded assets related to recoveries from third parties are associated with existing contractual arrangements with U.S. government agencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS
          _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

                      LIQUIDITY AND FINANCIAL CONDITION
                      _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _


Total cash and cash equivalents at June 30, 1996 and December 31, 1995 were $117.6 million and $70.9 million, respectively. As of June 30, 1996, the company had total borrowings of $1.9 billion, up from $1.4 billion at December 31, 1995. The increase in debt resulted primarily from capital expenditures, working capital requirements and acquisitions. Advances under uncommitted facilities of $539 million at June 30, 1996, up from $201 million at December 31, 1995, as well as increases in commercial paper borrowings of $109 million (net of discount), represented the primary sources of the additional borrowings. The company has $500 million in committed credit facilities consisting of a $250 million, 364 day non-amortizing revolving credit agreement due in December 1996 and a $250 million, five-year non-amortizing revolving credit agreement due in December 1999. As of June 30, 1996, the company had advances under the five-year revolving credit agreement of $100 million, and commercial paper borrowings (supported by committed credit facilities) of $395 million.

Capital and acquisition spending of $409 million for the six months ended June 30, 1996 decreased $123 million versus the first half of 1995. The decrease is primarily driven by lower acquisition spending, partially offset by spending related to the development of a lithium resource in Argentina and the expansion of hydrogen peroxide production capacity at Bayport, Texas. The company continues to evaluate potential acquisitions on an ongoing basis.

Expected cash requirements for the remainder of 1996 include approximately $230 million to $250 million for planned capital expenditures, excluding potential acquisitions, and net after-tax interest payments of approximately $30 million based on current debt levels and interest rates. Cash to meet these requirements will be provided primarily by the company's operations and, if necessary, by existing cash balances and available short- or long-term credit sources. As discussed in Note 2 to the company's June 30, 1996 consolidated financial statements, the company commenced a short-term commercial paper program in the fourth quarter of 1995 to further expand its short-term financing options.

In 1995, the company filed a universal shelf registration under which $500 million of debt and/or equity securities may be publicly offered. At June 30, 1996, no securities had been offered under this shelf registration. However, as discussed in Note 2 to the company's June 30, 1996 consolidated financial statements, on July 2, 1996, the company issued $100 million of Senior Debentures for net proceeds of approximately $98 million. The debentures carry an interest rate of 7.75% with interest payable semi-annually through maturity on July 1, 2011. The net proceeds were used to reduce variable rate short-term debt.

The company's ratios of earnings to fixed charges were 4.0x and 4.8x for the six months ended June 30, 1996 and 1995, respectively. The decrease in the six-month ratio from 1995 to 1996 primarily reflects lower earnings and higher interest charges resulting from increased borrowings.

          EFFECT OF ACQUISITION OF FRIGOSCANDIA EQUIPMENT HOLDING AB
          _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

In June 1996, FMC acquired Frigoscandia Equipment Holding AB - the global leader in equipment for industrial in-line freezing - for approximately $165 million plus transaction costs and the assumption of Frigoscandia's debt. The company anticipates that a portion of the unallocated purchase price at June 30, 1996 will be allocated to goodwill and other intangible assets. Portions of the purchase price may also be allocated to property, plant and equipment. In addition, the acquisition financing will result in additional interest expense. Appraisals and other efforts necessary to complete the purchase accounting for Frigoscandia are in process.

                            DISCONTINUED OPERATION
                            ----------------------

Between July 31, 1996 and August 9, 1996 FMC sold all of its 80% interest in FMC Gold Company through a secondary offering. Cash proceeds of the sale were used to repay $75 million in loans owing to FMC Gold Company and to pay transaction and other related costs. The Company expects to record an immaterial gain on the transaction during the quarter ending September 30, 1996. Anticipated losses of FMC Gold Company for the period from July 15, 1996 through July 31, 1996 plus transaction and other related costs were deferred at June 30, 1996 and will reduce the expected gain. The Precious Metals segment is classified as a discontinued operation in the company's June 30, 1996 consolidated financial statements. See Note 3 to the consolidated financial statements.

                       RESULTS OF CONTINUING OPERATIONS
                       --------------------------------

              Second Quarter 1996 Compared to Second Quarter 1995
              ---------------------------------------------------

                       Industry Segment Data (Unaudited)
                       ---------------------------------
                                 (In millions)


                                            Three Months Ended
                                                 June 30
                                                 -------
                                            1996         1995
                                            ----         ----
Sales
- -----
     Performance Chemicals                $  345.2     $  324.2
     Industrial Chemicals                    264.4        242.7
     Machinery and Equipment                 371.4        313.6
     Defense Systems                         277.0        242.4
     Eliminations                             (7.3)        (4.3)
                                          --------     --------
                                          $1,250.7     $1,118.6
                                          ========     ========
Income from continuing operations
- ---------------------------------
before income taxes (1)
- -----------------------
     Performance Chemicals                $   61.3     $   62.2
     Industrial Chemicals                     32.5         44.8
     Machinery and Equipment                  18.4         16.1
     Defense Systems                          18.3         32.6
                                          --------     --------
     Operating profit from
        continuing operations                130.5        155.7

     Corporate                               (22.3)       (26.1)
     Net interest expense                    (22.7)       (18.4)
     Other income and (expense), net          (6.2)         1.0
                                          --------     --------
                                          $   79.3     $  112.2
                                          ========     ========

FMC has modified its presentation of segment results, effective first quarter 1996, to better align presentation with management's evaluation of segment performance. Accordingly, business segment results are presented net of minority interest, reflecting only FMC's share of earnings. The corporate line primarily includes staff expenses, and other income and expense consists of all other corporate items, including certain immaterial amounts previously allocated to business segments. Segment results for 1995 have been restated to be consistent with the current period's presentation.

As described in Note 3 to the company's June 30, 1996 consolidated financial statements, the operations constituting FMC's Precious Metals segment have been reclassified as a discontinued operation and results of prior periods have been restated for comparative purposes.

(1) Results for all segments are net of minority interests in 1996 and 1995 of $(12.0) million and $(8.1) million, respectively, the majority of which, $(9.3) million and $(7.8) million, pertains to Defense Systems.

General
- -------
Sales of $1.3 billion increased 12 percent from last year's quarter, driven primarily by strong growth in Machinery and Equipment and Defense Systems. Second quarter 1996 segment earnings (net of minority interest) were $131 million, compared with $156 million (net of minority interest) in the 1995 quarter. The earnings decrease primarily represents continued weakness in the pulp and paper industry in the industrial chemicals segment and the partial recognition of a favorable legal judgment in 1995 in the defense segment. Net interest expense of $23 million increased from $18 million in last year's period due to higher debt associated with increased capital expenditures, working capital requirements and acquisitions. Income from continuing operations of $57 million decreased compared with $79 million in the second quarter of 1995. Earnings per share from continuing operations were $1.51 compared with $2.09 last year.

Performance Chemicals
- ---------------------
Performance Chemicals sales of $345 million increased 6 percent from $324 million in last year's period, driven primarily by higher volumes of agricultural products for international markets, which more than offset the impact of reduced North American cotton acreage and wet weather in the Midwest. Earnings of $61 million were roughly even with the prior-year period, reflecting improvements in agricultural products, offset by lower specialty chemicals results. Specialty chemicals continued to be affected by weak food ingredient sales in North America and higher raw material prices. FMC believes these raw material prices have peaked, with declines expected for the remainder of the year. Overall, the specialty chemicals businesses have been improving since the fourth quarter of 1995, and that trend is expected to continue through the remainder of the year.

Industrial Chemicals
- --------------------
Industrial Chemicals sales of $264 million increased 9 percent from $243 million, primarily reflecting the benefit of higher phosphorus volumes and price increases in key product lines. Earnings of $33 million in the 1996 quarter decreased 27 percent from $45 million in the 1995 quarter due to lower hydrogen peroxide volumes, reflecting continued weakness in the pulp and paper industry; start-up costs for the company's major cost reduction and expansion projects; and profits allocated to minority shareholders of the soda ash joint venture, formed in the third quarter of 1995.

Second quarter 1996 sales of alkali products increased over second quarter 1995 primarily due to price increases. Sales increases were more than offset by start-up costs for the company's major cost reduction and expansion project and profits allocated to minority shareholders of the soda ash joint venture.

Phosphorus sales increased in the second quarter of 1996 due to higher volumes and prices. Significantly higher earnings in 1996 primarily reflect the price increases.

Peroxygen sales decreased slightly from the year-ago period. Earnings decreased compared with the 1995 second quarter due to lower hydrogen peroxide volumes reflecting the downturn in the pulp and paper industry plus start-up costs related to the company's expansion project.

FMC Foret sales and earnings increased in the second quarter 1996 due to increased domestic and export prices offset slightly by lower volumes.

Machinery and Equipment
- -----------------------

Machinery and Equipment sales of $371 million increased 18 percent from $314 million in the 1995 quarter, and profits of $18 million increased 14 percent from $16 million in the prior-year period. These results reflect improving subsea margins, the benefits of acquisitions, and recovering markets in food processing. Machinery and Equipment second quarter results do not reflect the acquisition of Frigoscandia Equipment Holding A.B. ("Frigoscandia"), which was completed at the end of the quarter. Frigoscandia is the global leader in industrial in-line freezing equipment and enhances FMC's thermal processing product line.

Petroleum equipment sales increased in second quarter 1996 primarily due to higher western region subsea sales and increased sales to Statoil. Earnings increased primarily as a result of the higher western region subsea sales.

Sales of energy and transportation measurement equipment in second quarter 1996 increased due to the acquisition of Moorco's Smith Meter business in June 1995.

Moorco's Crosby Valve and Gage business, also acquired in June 1995, contributed to the overall increase in Machinery and Equipment sales and earnings.

Food processing systems sales increased compared with second quarter 1995 primarily due to the acquisition of FranRica in the third quarter of 1995 and improving markets in food processing. Earnings were flat compared with second quarter 1995.

Defense Systems
- ---------------

Defense Systems sales of $277 million increased 14 percent from the year-ago period on the strength of the Crusader program. Profits of $18 million, net of minority interest, decreased significantly compared with $33 million, net of minority interest, in the prior-year period, due primarily to the partial recognition of a favorable legal judgment in the 1995 quarter. The remainder of the difference results from a shift from higher margin production contracts to lower margin research and development programs.

Ground Systems second quarter 1996 sales were lower than the same period in 1995 primarily due to lower volumes and the completion of certain contracts during 1995. Earnings were lower compared with second quarter 1995 due primarily to these lower volumes.

Armament sales and earnings increased substantially during second quarter 1996 compared with second quarter 1995 due to increased Crusader program revenues, vertical launching revenues and aftermarket revenues.

The Paladin production operation produced increased sales and earnings in the second quarter 1996 compared with the same period in 1995 reflecting higher vehicle deliveries.

As indicated in the company's 1995 annual report, FMC was notified during the quarter ended June 30, 1996 that the Armored Gun System, a development program FMC had worked on since 1984, was cancelled by the U.S. government. Cancellation of the program is not expected to have a material impact on FMC's financial position, results of operations or cash flows.

Corporate
- ---------

Corporate expenses declined $4 million from last year's quarter due to savings related to reduced staffing levels.

Net Interest Expense
- --------------------

Net interest expense in the quarter increased to $23 million from $18 million in last year's period, reflecting higher debt levels associated with acquisitions, increased capital spending and working capital largely associated with increased sales.

Other Income and Expense
- ------------------------

Other expenses increased $7 million from 1995's quarter, largely due to higher LIFO and pension expense.

Effective Tax Rates
- -------------------

The effective tax rates for the quarters ended June 30, 1996 and 1995 were 28 percent and 30 percent, respectively. The decrease in 1996 is primarily due to a change in business mix.

Order Backlog
- -------------

FMC's backlog of unfilled orders as of June 30, 1996 was $2.6 billion (excluding Frigoscandia) versus $2.0 billion at December 31, 1995. Machinery and Equipment backlog of $919 million increased from $545 million at the end of 1995. The increase in backlog reflects the recognition of a significant portion of the previously announced subsea order from Statoil, Norway's state-owned oil company; strengthening food processing markets; and the benefit of acquisitions in the energy business. Defense backlog was $1.7 billion at the end of the quarter, up from $1.5 billion at December 31, 1995. Backlogs are not reported for Industrial Chemicals or Performance Chemicals due to the nature of these businesses.

                       RESULTS OF CONTINUING OPERATIONS
                       --------------------------------

                 Six Months 1996 Compared to Six Months 1995
                 -------------------------------------------

                       Industry Segment Data (Unaudited)
                       ---------------------------------
                                 (In millions)

                                            Six Months Ended
                                                June 30
                                        -----------------------
                                           1996          1995
                                        ---------     ---------
Sales
- -----
     Performance Chemicals              $  649.3      $  609.1
     Industrial Chemicals                  506.3         471.1
     Machinery and Equipment               694.3         577.7
     Defense Systems                       510.1         477.7
     Eliminations                          (15.0)        (10.4)
                                        --------      --------
                                        $2,345.0      $2,125.2
                                        ========      ========

Income from continuing operations
- ---------------------------------
before income taxes (1)
- -----------------------
     Performance Chemicals              $  100.2      $  104.7
     Industrial Chemicals                   71.0          84.6
     Machinery and Equipment                31.8          24.3
     Defense Systems                        55.2          60.9
                                        --------      --------
     Operating profit from
        continuing operations              258.2         274.5

     Corporate                             (45.8)        (47.9)
     Net interest expense                  (45.3)        (34.7)
     Other income and (expense), net        (7.8)         (0.3)
                                        --------      --------
                                        $  159.3      $  191.6
                                        ========      ========

FMC has modified its presentation of segment results, effective first quarter 1996, to better align presentation with management's evaluation of segment performance. Accordingly, business segment results are presented net of minority interest, reflecting only FMC's share of earnings. The corporate line primarily includes staff expenses, and other income and expense consists of all other corporate items, including certain immaterial amounts previously allocated to business segments. Segment results for 1995 have been restated to be consistent with the current period's presentation.

As described in Note 3 to the company's June 30, 1996 consolidated financial statements, the operations constituting FMC's Precious Metals segment have been reclassified as a discontinued operation and results of prior periods have been restated for comparative purposes.

(1) Results for all segments are net of minority interests in 1996 and 1995, of $(35.5) million and $(25.2) million, respectively, the majority of which, $(31.4) million and $(24.9) million, pertains to Defense Systems.

Sales of $2.3 billion in the first half of 1996 increased 10 percent from the 1995 period reflecting increased sales in all operating segments. Segment earnings decreased to $258 million in the first half of 1996 from $275 million in 1995, primarily related to the continued weakness in the pulp and paper industry in the Industrial Chemicals segment and the partial recognition of a favorable legal judgment in 1995 in the Defense Systems segment. Corporate expenses of $46 million declined from $48 million in the 1995 first half due primarily to lower staff expenses. Net interest expense increased to $45 million from $35 million in 1995, reflecting higher borrowings to support acquisitions and capital expenditures and higher working capital requirements. Other expense increased primarily related to higher LIFO and pension expense.

Income from continuing operations before income taxes decreased 17 percent to $159 million compared with $192 million in the first half of 1995. Income from continuing operations of $114 million compared with $135 million in last year's period, and earnings per share from continuing operations were $3.00 compared with $3.59 per share last year.


Performance Chemicals sales of $649 million rose 7 percent compared with $609 million in last year's period and profits of $100 million declined slightly compared with $105 million in last year's period. Although sales benefited from improving markets, profits declined primarily due to higher raw material prices in the specialty chemicals businesses.

Industrial Chemicals sales increased 7 percent to $506 million while profits decreased 16 percent to $71 million versus last year's first half. Profits decreased due to minority interest expense related to the soda ash joint venture, lower hydrogen peroxide volumes and start-up costs for the company's major cost reduction and expansion projects. In addition, the 1995 period included the favorable impact of reversals of certain previously accrued expenses.

Machinery and Equipment sales of $694 million rose 20 percent from $578 million, and profits increased to $32 million from $24 million. Energy & Transportation Equipment sales benefited from higher sales and profits related to the Moorco acquisition as well as strong first half results at Kongsberg Offshore and growth in other Energy and Transportation Equipment businesses. Food machinery sales and profits also increased compared with the first half of 1995, partly due to the 1995 acquisition of FranRica.

Defense Systems sales were $510 million for the first half of 1996 compared with $478 million for the same period last year, reflecting higher production volumes. Profits, net of minority interest, totaled $55 million in the first half of 1996 compared to profits of $61 million for the same period in 1995, as the partial recognition of a favorable legal judgment in 1995 more than offset 1996's higher production volumes. Ground Systems lower sales were offset by contract settlements in the first quarter of 1996.

The effective tax rates for the six-month periods ended June 30, 1996 and 1995 were 28 percent and 30 percent, respectively. The decline in 1996 is primarily a result of a change in business mix.


                       INDEPENDENT ACCOUNTANTS' REPORTS

A report by KPMG Peat Marwick LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended June 30, 1996 is included on page 18.

A report by Ernst and Young LLP, United Defense Limited Partnership's independent accountants, on the financial statements referred to by KPMG Peat Marwick LLP in its report noted above is included on page 19.

SIGNATURE

       Independent Accountants' Report
       -------------------------------

The Board of Directors
FMC Corporation:


We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of June 30, 1996, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995 and the consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the company's management.

We were furnished with the report of other accountants on their reviews of the interim financial information of United Defense, L.P., whose total assets as of June 30, 1996, and whose revenues for the three-month and six-month periods then ended constituted 12 percent, 22 percent and 21 percent, respectively, of the related consolidated totals.

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


KPMG Peat Marwick LLP
Chicago, Illinois
July 17, 1996

SIGNATURE

                    Independent Accountants' Review Report
                    --------------------------------------

Partners
United Defense LP
Arlington, Virginia


We have reviewed the balance sheet of United Defense L.P. as of June 30, 1996, and the related statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, the statements of cash flows for the six-month periods ended June 30, 1996 and 1995 and the statement of partners' equity for the six- month period ended June 30, 1996. These financial statements (not presented separately in the FMC Corporation Form 10-Q for the quarter ended June 30, 1996) are the responsibility of the Partnership's management.

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



Ernst and Young LLP

Washington, D.C.
July 15, 1996

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1. LEGAL PROCEEDINGS
- -------------------------

Beartrack Proceedings

There have been no significant changes to FMC Gold Company's Beartrack proceedings from the information reported in the company's December 31, 1995 Annual Report on Form 10-K.

Environmental Proceeding

There have been no significant changes to the environmental proceeding at FMC's Phosphorus Chemicals Division plant from the information reported in the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

Safety

The investigation by the U.S. Occupational Safety and Health Administration into the December 5, 1995, release of material at FMC's Process Additives Division plant at Nitro, West Virginia, first reported in the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, was terminated and settled on June 6, 1996. FMC agreed to pay the sum of $500,000 to OSHA as part of a Settlement Agreement regarding the December 5 release as well as process safety management at four other FMC plants.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

Registrant's Annual Meeting of Stockholders was held on April 19, 1996. At the meeting, stockholders voted on (i) the election of four directors; and (ii) ratification of the appointment of KPMG Peat Marwick LLP as the Registrant's independent auditors for 1996. Voting on each such matter was as follows:


                                 Votes      Votes    Withheld/    Broker
                                  For      Against  Abstentions  Non-Votes
                               ----------  -------  -----------  ---------
1.  Election of Directors:

    R. N. Burt                 32,758,376      --     272,826        --
    J. A. Francois-Poncet      32,750,462      --     280,740        --
    P. G. Gyllenhammar         32,781,866      --     249,336        --
    E. C. Meyer                32,770,713      --     260,489        --

2.  Ratification of Auditors   32,894,735   83,519     52,498        --


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------

  (a)  Exhibits
       --------


  Number in
Exhibit Table                    Description
- -------------                    -----------
      4        Indenture dated as of July 1, 1996 between FMC
               Corporation and Harris Trust and Savings
               Bank, as trustee

     11        Statement re: computation of per share
               earnings assuming full dilution

     12        Statement re: computation of ratios of
               earnings to fixed charges

     15        Letters re: unaudited interim financial
               information

     27        Financial data schedule

  (b)  Reports on Form 8-K
       -------------------

       Form 8-K dated May 3, 1996 describing consideration by FMC Gold Company of reincorporation and a secondary public offering.

       Form 8-K dated May 6, 1996 describing FMC Corporation's signing of a definitive agreement to purchase the outstanding shares of Frigoscandia Equipment Holding AB.

       Form 8-K dated June 13, 1996 describing FMC Corporation's lower earnings expectations for the 1996 second quarter.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  FMC CORPORATION
                                  ---------------
                                  (Registrant)



Date:  August 14, 1996            /s/  Ronald D. Mambu
     -------------------          -----------------------------------
                                  Vice President, Controller and duly
                                  authorized officer

                                 EXHIBIT INDEX
                                 -------------

  Number in
 Exhibit Table          Description
 -------------          -----------

    4             Indenture dated as of July 1, 1996 between FMC
                  Corporation and Harris Trust and Savings
                  Bank, as trustee

   11             Statement re: computation of per share
                  earnings assuming full dilution

   12             Statement re: computation of ratios of
                  earnings to fixed charges

   15             Letters re: unaudited interim financial
                  information

   27             Financial data schedule