Form 10-Q
period 1996-09-30
FMC CORP
filed 1996-11-08
CIK 37785

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

            (X)   Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1996
                                         or
            ( )   Transition Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

             For the transition period from ________ to ________

                         Commission File Number 1-2376

                                FMC Corporation
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                       Delaware                     94-0479804
            -------------------------------------------------------
             (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)     Identification No.)

              200 East Randolph Drive, Chicago, Illinois    60601
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

                                Yes   X      No
                                     ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at September 30, 1996
- ---------------------------------------   ---------------------------------

Common Stock, par value $0.10 per share              37,148,057

       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------
FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Consolidated Statements of Income (Unaudited)
- ---------------------------------------------
(In millions, except per share data)

                                         Three Months          Nine Months
                                      Ended September 30   Ended September 30
                                      -------------------  -------------------
                                        1996       1995      1996       1995
                                      -------------------  --------------------
Revenue:
  Sales                               $1,261.6   $1,141.2   $3,606.6   $3,266.4
  Other revenue                           11.5       17.6       66.4       39.8
                                      --------   --------   --------   --------
    Total revenue                      1,273.1    1,158.8    3,673.0    3,306.2
                                      --------   --------   --------   --------

Costs and expenses:
  Cost of sales                          934.9      836.9    2,679.7    2,359.0
  Selling, general and
    administrative expenses              169.2      163.8      494.9      456.4
  Research and development                48.2       57.4      137.5      138.6
  Restructuring and other
    charges                                  -      134.5          -      134.5
                                      --------   --------   --------   --------
    Total costs and expenses           1,152.3    1,192.6    3,312.1    3,088.5
                                      --------   --------   --------   --------

Income (loss) from continuing
  operations before net interest
  expense, gain on sale of FMC
  Wyoming stock, minority
  interests and income taxes             120.8      (33.8)     360.9      217.7
    Interest income                        1.2        1.5        4.1        7.6
    Interest expense                      26.8       23.7       75.0       64.5
    Gain on sale of FMC
      Wyoming stock                          -       99.7          -       99.7
    Minority interests                    12.5       17.2       48.0       42.5
                                      --------   --------   --------   --------

Income from continuing operations
  before income taxes                     82.7       26.5      242.0      218.0
Provision (benefit) for
  income taxes                            23.4      (31.1)      68.5       25.6
                                      --------   --------   --------   --------

Income from continuing operations         59.3       57.6      173.5      192.4

Discontinued operations, net of
  income taxes (Note 3)                   (4.7)      (0.5)      (7.4)      (5.2)
                                      --------   --------   --------   --------

Net income                            $   54.6   $   57.1   $  166.1   $  187.2
                                      ========   ========   ========   ========

Average number of shares                  38.1       37.8       38.0       37.7
                                      ========   ========   ========   ========

Earnings (loss) per common share:

  Continuing operations               $   1.56   $   1.52   $   4.56   $   5.11
  Discontinued operations                (0.12)     (0.01)     (0.19)     (0.14)
                                      --------   --------   --------   --------

  Net income per common share         $   1.44   $   1.51   $   4.37   $   4.97
                                      ========   ========   ========   ========

See accompanying notes to consolidated financial statements.


FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Consolidated Balance Sheets
- ---------------------------
(In millions, except share data)                        September 30
                                                            1996       December 31
Assets:                                                 (Unaudited)       1995
                                                        ------------   -----------
Current assets:
     Cash and cash equivalents                              $  116.6      $   70.9
     Trade receivables, net of allowance
      for doubtful accounts of $8.1 in
      1996 and $11.3 in 1995                                   873.3         832.9
     Inventories                                               826.1         600.2
     Other current assets                                      190.6         178.3
     Deferred income taxes                                      74.1          98.5
                                                            --------      --------
Total current assets                                         2,080.7       1,780.8

Investments                                                     99.4          98.4
Net assets of discontinued operation                               -          86.0

Property, plant and equipment at cost                        4,192.8       3,935.1
     Less -- accumulated depreciation                        2,315.4       2,229.4
                                                            --------      --------
     Net property, plant and equipment                       1,877.4       1,705.7
Goodwill and intangible assets                                 361.1         345.6
Other assets                                                   178.3         144.9
Unallocated purchase price of
  Frigoscandia Equipment Holding AB                            142.0             -
Deferred income taxes                                          113.5          71.1
                                                            --------      --------
Total assets                                                $4,852.4      $4,232.5
                                                            ========      ========

Liabilities and Stockholders' Equity:
Current liabilities:
     Short-term debt                                        $  700.9      $  420.8
     Accounts payable, trade and other                         810.4         835.6
     Accrued and other current liabilities                     500.5         411.7
     Current portion of long-term debt                          15.9          29.8
     Current portion of accrued pension
      and other postretirement benefits                         17.2          36.5
     Income taxes payable                                       46.4          37.7
                                                            --------      --------
Total current liabilities                                    2,091.3       1,772.1

Long-term debt, less current portion                         1,056.5         974.4
Accrued pension and other postretirement
     benefits, less current portion                            286.1         284.6
Reserve for discontinued operations                            199.9         168.3
Other liabilities                                              251.8         261.3
Minority interests in consolidated companies                   141.4         118.4
Stockholders' equity:
     Preferred stock, no par value, authorized
      5,000,000 shares; no shares issued in
      1996 or 1995                                                 -             -
     Common stock, $0.10 par value, authorized
      60,000,000 shares; issued 37,448,484
      shares in 1996 and 37,024,187 shares in 1995               3.7           3.7
     Capital in excess of par value of capital stock           118.4          99.7
     Retained earnings                                         762.2         596.1
     Foreign currency translation adjustment                   (49.6)        (36.9)
     Treasury stock, common, at cost; 300,427
      shares in 1996 and 300,447 shares in 1995                 (9.3)         (9.2)
                                                            --------      --------
   Total stockholders' equity                                  825.4         653.4
                                                            --------      --------
Total liabilities and stockholders' equity                  $4,852.4      $4,232.5
                                                            ========      ========


See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
- -------------------------------------------------
(In millions)




                                                           Nine Months
                                                        Ended September 30
                                                        ------------------
                                                          1996       1995
                                                        -------   --------

Reconciliation from income from continuing operations to cash used in operating activities of continuing operations:

Income from continuing operations                       $ 173.5   $ 192.4

Adjustments for non-cash components of
  income from continuing operations:
   Depreciation and amortization                          186.7     169.4
   Restructuring and other charges                            -     134.5
   Gain on sale of FMC Wyoming stock                          -     (99.7)
   Deferred income taxes                                  (19.3)    (13.6)
   Equity in net earnings of affiliates                    (8.4)     (3.5)
   Minority interests                                      48.0      42.5
   Other                                                    3.9      12.3

(Increase) in assets:
   Trade receivables                                      (40.4)   (121.8)
   Inventories                                           (225.9)   (157.0)
   Other current assets, intangible and other assets     (216.3)   (362.4)

(Decrease) increase in liabilities:
   Accounts payable, accrued and other
    current liabilities and other liabilities              61.3     148.2
   Income taxes payable                                     8.7      11.7
   Restructuring reserve                                   (7.0)    (37.3)
   Accrued pension and other
    postretirement benefits, net                          (18.9)     (2.7)
                                                        -------   -------

Cash used in operating activities
  of continuing operations                              $ (54.1)  $ (87.0)
                                                        =======   =======


See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
- -------------------------------------------------
(In millions)

                                                           Nine Months
                                                        Ended September 30
                                                        ------------------
                                                          1996      1995
                                                        --------  --------
Cash used in operating activities
 of continuing operations                               $ (54.1)  $ (87.0)
Cash provided (required) by discontinued operations       111.7     (63.6)

Cash provided (required) by investing
 activities:
     Capital spending                                    (386.7)   (394.2)
     Disposal of property, plant and
      equipment                                            50.9      27.4
     Decrease in investments                                7.5      33.0
                                                        -------   -------
                                                         (328.3)   (333.8)
                                                        -------   -------

Cash provided (required) by financing
 activities:
     Net reduction of commercial paper
      borrowings                                         (159.7)        -
     Increase in other short-term debt                    424.5     263.8
     Net borrowings under credit facilities                   -      89.0
     Proceeds from sale of FMC Wyoming stock                  -     171.8
     Repayment of long-term debt                          (30.2)    (19.7)
     Net proceeds from issuance of long-term debt          98.2         -
     Distributions to limited partners                    (34.1)    (27.2)
     Issuance of capital stock, net                        18.6       7.8
                                                        -------   -------
                                                          317.3     485.5
                                                        -------   -------

Effect of exchange rate changes on cash
 and cash equivalents                                      (0.9)      1.5
                                                        -------   -------

Increase in cash and cash equivalents                      45.7       2.6

Cash and cash equivalents, beginning
 of period                                                 70.9      98.2
                                                        -------   -------

Cash and cash equivalents, end of period                $ 116.6   $ 100.8
                                                        =======   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized, was $68.5 million and $63.5 million, and cash paid for income taxes, net of refunds, was $35.3 million and $21.7 million for the nine-month periods ended September 30, 1996 and 1995, respectively.

See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
- ---------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
- ------------------------------------------------------

Note 1:  Financial Information and Accounting Policies
- ------------------------------------------------------
The consolidated balance sheet of FMC Corporation ("FMC" or "the company") as of September 30, 1996, and the related consolidated statements of income and of cash flows for the interim periods ended September 30, 1996 and 1995 have been reviewed by FMC's independent auditors. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results of operations for the full year.

Prior period balances have been reclassified to conform with the current period's presentation, including the reclassification of operations constituting the Precious Metals segment as a discontinued operation (Note 3).

The company's accounting policies are set forth in Note 1 to the company's 1995 financial statements which are incorporated by reference in the company's 1995 Annual Report on Form 10-K.

Note 2:  Debt
- -------------
The company has $500 million in committed credit facilities consisting of a $250 million, 364-day non-amortizing revolving credit agreement due in December 1996 and a $250 million, five-year non-amortizing revolving credit agreement due in December 1999. As of September 30, 1996, the company had advances under the five-year revolving credit agreement of $80 million.

In November 1995, the company commenced a short-term commercial paper program supported by the committed facilities. Committed credit available under the revolving credit facilities provides management with the ability to refinance a portion of the company's debt on a long-term basis and, as it is management's intent to do so, $170 million of the $235 million in outstanding commercial paper has been classified as long-term debt at September 30, 1996.

Short-term debt at September 30, 1996 includes $387 million of advances under uncommitted U.S. credit facilities and $65 million of commercial paper. The remaining amounts of short-term debt represent borrowings by FMC's foreign subsidiaries.

In July 1996, the company issued $100 million of 7.75% Senior Debentures due 2011 pursuant to a $500 million universal shelf registration filed in 1995. The net proceeds from such issuance totaled $98.2 million and were used to reduce variable rate short-term debt.

Note 3:  Discontinued Operations
- --------------------------------
On July 15, 1996, FMC's management approved a plan to dispose of shares of FMC Gold Company through a secondary offering of substantially all of FMC's interest following a reincorporation of FMC Gold Company in Canada. In connection with the approval of the plan of disposal, beginning in the second quarter of 1996, the operations constituting the Precious Metals segment have been accounted for as a discontinued operation. Prior period consolidated financial statements presented herein have been restated for comparative purposes.

The reincorporation and an offering of a 72% interest in FMC Gold Company, which was held by FMC, were completed on July 31, 1996. An option on the part of the underwriters to purchase the remaining 8% interest held by FMC was executed on August 9, 1996. A small number of shares not covered by the underwriting agreement were also sold at the market. FMC received gross cash proceeds, including a dividend of $0.02 per share, of $108.4 million, plus rights to receive the second installment under installment receipts totaling $107.5 million due July 31, 1997. During August 1996, FMC collected $3.4 million of those rights and sold the balance of $104.1 million to Bank of Nova Scotia for $98.9 million in cash.

The sale is subject to recourse (not to exceed Cdn$42.7 million) to the extent the second installment payments are not collected and Bank of Nova Scotia is not able to recover at least Cdn$2.50 per share of Meridian Gold Inc. stock, which is held as collateral.

Cash proceeds were used to repay intercompany loans, accrued interest and other amounts owing to FMC Gold Company totaling $79.2 million at July 31, 1996. Transaction and other related costs aggregating $23.3 million, including certain taxes on behalf of FMC Gold Company's minority shareholders, were paid from proceeds or accrued pending payment.

After deducting transaction costs and FMC's investment in FMC Gold Company and establishing reserves for sale-related liabilities, FMC recorded a pretax gain of $9.4 million on the disposal of FMC Gold Company. A net tax benefit of $10.3 million on the gain includes the reversal of previously recorded valuation reserves, which are no longer required, related to certain deferred tax assets arising from the Precious Metals business.

Sales and net losses of the Precious Metals segment for the one-month and seven-month periods ended July 31, 1996 were as follows:

                           One Month            Seven Months
                      Ended July 31, 1996   Ended July 31, 1996
                      -------------------   -------------------

          Sales              $ 5.2                 $41.3
          Net loss           $(1.0)                $(3.7)

Precious Metals' net loss for the period from July 15, 1996 (measurement date) through July 31, 1996 was not significant.

Included in the company's results of discontinued operations for the quarter ended September 30, 1996 is a charge of $39.0 million ($23.4 million after tax) to increase reserves related to operations discontinued by the company between 1976 and 1984. These additional reserves resulted primarily from an increase in the company's most recent actuarially-determined estimate of product liability and in other potential claims principally related to the discontinued Construction Equipment and Chlor-Alkali businesses. Reserves for discontinued operations at September 30, 1996 and December 31, 1995, respectively, were $199.9 million and $168.3 million. At September 30, 1996, $7.2 million of the reserves related to liabilities associated with the sale of FMC Gold Company, and the remainder related to operations discontinued between 1976 and 1984. See
Note 3 to the company's 1995 consolidated financial statements and Note 5 below.

The company's results of discontinued operations for the nine months ended September 30, 1996 are comprised of the following, in millions:

          (Loss) from operations of Precious Metals
           segment through July 31, 1996 (less income
           tax benefit of $1.8)                            $ (3.7)
          Gain on disposal of FMC Gold Company,
           (including income tax benefit of $10.3)           19.7
          Provision for liabilities related to
           previously discontinued operations (net of
           income tax benefit of $15.6)                     (23.4)
                                                           ------
          Discontinued operations, net of income taxes     $ (7.4)
                                                           ======

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

The acquisition will be accounted for under the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisition. Due to the timing of the transaction, however, FMC's consolidated balance sheet at September 30, 1996 includes the accounts of Frigoscandia adjusted only for certain known elements of purchase accounting. The remaining excess purchase price at September 30, 1996 is classified as "Unallocated Purchase Price of Frigoscandia Equipment Holding AB" on the company's consolidated balance sheet and will be allocated to the assets acquired (which will include goodwill and other intangible assets to be amortized over periods not exceeding 40 years) and liabilities assumed based on the results of appraisals and other analyses which are currently in process.

Moorco International Inc. In June 1995, FMC acquired all of the common shares of Moorco International Inc. ("Moorco") for $28 per share, or approximately $350 million (including acquisition costs and debt assumed). Moorco is the leading worldwide manufacturer of meters for the petroleum industry and a leading manufacturer of valves for the process and power generation industries.

In conjunction with the acquisition of Moorco, goodwill and other intangible assets of $218.4 million were recorded (which are being amortized over 15 to 40 years), and $15.5 million of acquired in-process research and development was charged to research and development expense in the third quarter of 1995.

The company also completed other smaller acquisitions during 1995 and 1996. The purchase prices for Moorco, Frigoscandia and the other acquisitions were satisfied from cash flow from operations and short-term and long-term financing. The company's 1996 acquisitions did not have a material pro forma effect on the company's consolidated results of operations.

Results of operations of the acquired companies have been included in the company's consolidated statements of income from the respective dates of acquisition.

Sale of Automotive Service Equipment Division. In March 1996, FMC sold its Automotive Service Equipment Division to Snap-On Incorporated, resulting in an immaterial pre-tax gain.

Joint venture. In July 1995, FMC completed a joint venture agreement involving the sale of 20 percent of its soda ash business, FMC Wyoming Corporation, to Sumitomo Corporation and Nippon Sheet Glass Company, Ltd., for $150 million, resulting in a nontaxable gain of $99.7 million. The company's results subsequent to the date of the joint venture are net of minority interest attributable to the joint venture partners.

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

At September 30, 1996, reserves were provided for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. Reserves of $286 million and $302 million, before recoveries, have been provided at September 30, 1996 and December 31, 1995, respectively, of which $121 million and $132 million are included in the reserve for discontinued operations at September 30, 1996 and December 31, 1995, respectively. The company's total environmental reserves include approximately $261 million and $270 million for remediation activities and $25 million and $32 million for remedial investigation/feasibility study costs at September 30, 1996 and December 31, 1995, respectively. In addition, the company has estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $150 million at September 30, 1996.

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

To ensure FMC is held responsible only for its equitable share of site remediation costs, FMC has initiated, and will continue to initiate, legal proceedings for contributions from other PRPs, and for a determination of coverage against its comprehensive general liability insurance carriers. Approximately $128 million of recoveries ($56 million as other assets and $72 million as an offset to the reserve for discontinued operations) and approximately $140 million of recoveries ($56 million as other assets and $84 million as an offset to the reserve for discontinued operations), have been recorded as probable realization on claims against insurance companies and other third parties at September 30, 1996 and December 31, 1995, respectively. The majority of recorded assets related to recoveries from third parties are associated with existing contractual arrangements with U.S. government agencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- ------  ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

                       LIQUIDITY AND FINANCIAL CONDITION
                       ---------------------------------

Total cash and cash equivalents at September 30, 1996 and December 31, 1995 were $116.6 million and $70.9 million, respectively. As of September 30, 1996, the company had total borrowings of $1.8 billion, up from $1.4 billion at December 31, 1995. The increase in debt reflects higher capital expenditures, working capital requirements and acquisitions. Advances under uncommitted facilities of $387 million at September 30, 1996, up from $201 million at December 31, 1995, represented the primary source of the additional borrowings. The company also has $500 million in committed credit facilities consisting of a $250 million, 364-day non-amortizing revolving credit agreement due in December 1996 and a $250 million, five-year non-amortizing revolving credit agreement due in December 1999. As of September 30, 1996, the company had advances under the five-year revolving credit agreement of $80 million and commercial paper borrowings (supported by committed credit facilities) of $235 million.

Capital and acquisition spending of $549 million for the nine months ended September 30, 1996 decreased $105 million versus the first nine months of 1995. The decrease is primarily driven by lower acquisition spending, partially offset by spending related to the development of a lithium resource in Argentina and the expansion of hydrogen peroxide production capacity at Bayport, Texas. The company continues to evaluate potential acquisitions on an ongoing basis.

Expected cash requirements for the remainder of 1996 include approximately $100 million to $120 million for planned capital expenditures (excluding potential acquisitions) and net after-tax interest payments of approximately $15 million based on current debt levels and interest rates. Cash to meet these requirements will be provided primarily by the company's operations and, if necessary, by existing cash balances and available short- or long-term credit facilities. As discussed in Note 2 to the company's September 30, 1996 consolidated financial statements, the company commenced a short-term commercial paper program in the fourth quarter of 1995 to further expand its short-term financing options.

In 1995, the company filed a universal shelf registration under which $500 million of debt and/or equity securities may be publicly offered. As discussed in Note 2 to the company's September 30, 1996 consolidated financial statements, in July 1996, the company issued $100 million of Senior Debentures for net proceeds of $98.2 million. The debentures carry an interest rate of 7.75% with interest payable semi-annually through maturity on July 1, 2011. The net proceeds were used to reduce variable rate short-term debt.

The company's ratios of earnings to fixed charges were 3.9x for the nine months ended September 30, 1996 and 1995.

           EFFECT OF ACQUISITION OF FRIGOSCANDIA EQUIPMENT HOLDING AB
           ----------------------------------------------------------

In June 1996, FMC acquired Frigoscandia Equipment Holding AB -- the global leader in equipment for industrial in-line freezing - for approximately $165 million plus transaction costs and the assumption of Frigoscandia's debt. The company anticipates that a portion of the unallocated purchase price at September 30, 1996 will be allocated to goodwill and other intangible assets. Portions of the purchase price will also be allocated to inventory and to property, plant and equipment. In addition, the acquisition financing will result in additional interest expense. Appraisals and other efforts necessary to complete the purchase accounting for Frigoscandia are in process.

                            DISCONTINUED OPERATION
                            ----------------------

Between July 31, 1996 and August 9, 1996 FMC sold all of its 80% interest in FMC Gold Company through a secondary offering. Cash proceeds of the sale were used to repay intercompany loans, accrued interest and other amounts owing to FMC Gold Company at July 31, 1996. Additional transaction and other related costs were paid from proceeds or accrued pending payment. The company recorded a gain on the disposal of FMC Gold Company of $9.4 million ($19.7 million after tax) during the quarter ended September 30, 1996. The Precious Metals segment is classified as a discontinued operation in the company's September 30, 1996 consolidated financial statements. See Note 3 to the company's September 30, 1996 consolidated financial statements.

                       RESULTS OF CONTINUING OPERATIONS
                       --------------------------------

              Third Quarter 1996 Compared With Third Quarter 1995
              ---------------------------------------------------

                       Industry Segment Data (Unaudited)
                       ---------------------------------
                                 (In millions)

                                             Three Months Ended
                                                September 30
                                            ---------------------
                                              1996         1995
                                            --------     --------
Sales
- -----
  Performance Chemicals                     $  332.6     $  317.3
  Industrial Chemicals                         262.6        245.9
  Machinery and Equipment                      434.2        359.2
  Defense Systems                              237.8        225.2
  Eliminations                                  (5.6)        (6.4)
                                            --------     --------
                                            $1,261.6     $1,141.2
                                            ========     ========

Income from continuing operations
- ---------------------------------
 before income taxes (1)
 -----------------------

  Performance Chemicals                     $   46.7     $   53.1
  Industrial Chemicals                          45.4         43.5
  Machinery and Equipment                       22.6          7.8
  Defense Systems                               18.8         20.1
                                            --------     --------
  Operating profit from continuing
   operations                                  133.5        124.5

  Restructuring and other charges (2)              -       (150.0)
  Gain on sale of FMC Wyoming stock (3)            -         99.7
  Corporate                                    (21.7)       (24.1)
  Net interest expense                         (25.6)       (22.2)
  Other income and (expense), net               (3.5)        (1.4)
                                            --------     --------
                                            $   82.7     $   26.5
                                            ========     ========

FMC has modified its presentation of segment results, effective first quarter 1996, to better align presentation with management's evaluation of segment performance. Accordingly, business segment results are presented net of minority interest, reflecting only FMC's share of earnings. The corporate line primarily includes staff expenses, and other income and expense consists of all other corporate items, including certain relatively minor amounts previously allocated to business segments. Segment results for 1995 have been restated to be consistent with the current period's presentation.

As described in Note 3 to the company's September 30, 1996 consolidated financial statements, the operations constituting FMC's Precious Metals segment have been reclassified as a discontinued operation and results of prior periods have been restated for comparative purposes.

(1) Results for all segments are net of minority interests in 1996 and 1995 of $(12.5) million and $(17.2) million, respectively, the majority of which, $(8.8) million and $(13.8) million, pertains to Defense Systems.

(2) In 1995, pretax restructuring and other charges consisted of increased environmental reserves of $82.5 million, ($68.5 million related to Industrial Chemicals, $12 million related to Defense Systems and $2 million related to Performance Chemicals), charges related to the shift of lithium-based production to Argentina and other restructuring charges of $52 million ($43 million related to Performance Chemicals and $9 million related to Industrial Chemicals) and the write-off of acquired in-process research and development related to the Moorco International Inc. acquisition of $15.5 million (related to Machinery and Equipment).

(3) The 1995 nontaxable gain on sale of FMC Wyoming stock is attributable to the Industrial Chemicals segment.

General
- -------

Sales of $1.3 billion in the quarter ended September 30, 1996 increased 11 percent from sales of $1.1 billion in the 1995 quarter, reflecting increases in all segments. Before special income and expense items, income from continuing operations of $59 million increased 10 percent compared with $54 million from last year's period. Net income, including discontinued operations, was $55 million compared with $57 million last year. Last year's results included the impact of the non-recurring nontaxable gain of $99.7 million from the sale of a 20 percent equity interest in FMC's soda ash business, partially offset by increased environmental and other reserves totaling $96.2 million after tax.

Performance Chemicals
- ---------------------

Performance Chemicals sales of $333 million increased 5 percent from $317 million in last year's period, but earnings of $47 million were below the 1995 third quarter of $53 million. The earnings decline was due to the agricultural products businesses, reflecting plant start-up costs and increased marketing expenses associated with the launch of FMC's new Authority herbicide. Increased international sales, especially in Asia, and a strong corn rescue market offset a cotton pyrethroid market that was weaker due to low pest pressures.

Results from the specialty chemicals businesses showed strong gains from the prior-year quarter. Both the food ingredients and the pharmaceutical businesses are beginning to see declines in previously high raw material costs, with further moderation expected in the fourth quarter. Lithium sales rose, due primarily to increases in sales to the pharmaceutical industry. The new lithium operation in Argentina will start up in early 1997. Process additives earnings increased as production efficiencies improved.

Industrial Chemicals
- --------------------

Industrial Chemicals sales of $263 million increased 7 percent from $246 million in the third quarter of last year, and earnings increased 4 percent to $45 million from $44 million last year, reflecting increased volumes and prices in most businesses.

Sales and earnings of alkali products increased over third quarter 1995. In the 1996 quarter, soda ash prices and volumes were up from last year, reflecting stronger domestic and international demand.

Phosphorus sales increased in the third quarter of 1996, reflecting higher volumes partially attributable to the Rhone-Poulenc supply contract which began in late 1995. Profits decreased slightly as the 1995 quarter included certain favorable non-recurring items.

Peroxygen sales increased from the second quarter of 1996, reflecting higher domestic hydrogen peroxide shipments as demand improved from the pulp and paper industry. Compared with the third quarter of 1995, hydrogen peroxide prices were higher but volumes were lower, causing overall hydrogen peroxide earnings to be slightly down from last year's quarter.

FMC Foret sales increased in the third quarter of 1996, while profits remained relatively even with last year's quarter.

Machinery and Equipment
- -----------------------

Machinery and Equipment sales of $434 million increased 21 percent from $359 million in 1995, and profits of $23 million increased significantly from $8 million in the prior-year period. Segment results improved due to stronger performance of the base businesses, as well as the impact of acquisitions.

Petroleum equipment sales increased compared with 1995 primarily due to higher western region subsea sales and increased sales to Statoil. Earnings increased as well, reflecting the higher sales and improving markets.

Airport products sales increased in the third quarter of 1996 due to increased sales of loaders, deicers and passenger boarding bridges. Earnings increased as well, primarily reflecting the higher sales volumes.

Material handling sales and earnings are higher in 1996, reflecting increased volumes and improving profit margins of idlers and water treatment equipment.

Sales and earnings of energy and transportation measurement equipment increased in third quarter 1996 primarily related to the Smith Meter business and cost reduction efforts in all businesses.

Sales and earnings of food processing systems improved in 1996 due largely to the acquisition of FranRica late in the third quarter of 1995.

Defense Systems
- ---------------

Defense Systems sales of $238 million increased 6 percent from $225 million in the prior-year period. Profits of $19 million, net of minority interest, were slightly below the $20 million of profits in the 1995 quarter, primarily due to the timing of the third quarter 1995 dividend from the company's joint venture in Turkey.

Ground systems sales decreased in the third quarter 1996 compared with 1995 due to lower production volumes. Earnings increased, however, as an unfavorable pension adjustment in 1995 more than offset 1996's lower volumes.

Armament systems sales and earnings increased on the continued strength of the Crusader program, higher shipments of vertical launching systems to the Navy and higher aftermarket revenues.

The Paladin production operation produced increased sales and earnings in the third quarter of 1996 as a result of higher Howitzer vehicle deliveries.

Corporate
- ---------
Corporate expenses declined $2 million from last year's quarter due to savings related to reduced staffing levels.

Net Interest Expense
- --------------------

Net interest expense in the quarter increased to $26 million from $22 million in last year's third quarter, reflecting higher debt levels associated with acquisitions, increased capital spending and working capital associated with increased sales.

Other Income and Expense
- ------------------------
Other income and expense, net, for the three-month period ended September 30, 1996 increased from the 1995 period primarily related to increased LIFO expense in 1996.

Effective Tax Rates
- -------------------

The effective tax rates for the quarters ended September 30, 1996 and 1995 were 28 percent and (117) percent, respectively. Excluding the effects of the special income and expense items, the effective tax rate for the 1995 third quarter was 30 percent. The decrease from last year primarily reflects a change in business mix.

Order Backlog
- -------------

FMC's backlog of unfilled orders as of September 30, 1996 was $2.8 billion versus $2.0 billion at December 31, 1995. Machinery and Equipment backlog of $1.1 billion increased from $545 million at the end of 1995. The increase in backlog reflects the recognition of a significant portion of the previously announced subsea order from Statoil, Norway's state-owned oil company, as well as the impact of acquisitions including Frigoscandia. Defense backlog was $1.7 billion at the end of the quarter, up from $1.5 billion at December 31, 1995. Backlogs are not reported for Industrial Chemicals or Performance Chemicals due to the nature of these businesses.

                       RESULTS OF CONTINUING OPERATIONS
                       --------------------------------

                Nine Months 1996 Compared With Nine Months 1995
                -----------------------------------------------

                       Industry Segment Data (Unaudited)
                       ---------------------------------
                                 (In millions)

                                                     Nine Months Ended
                                                        September 30
                                                ----------------------------
                                                   1996              1995
                                                   ----              ----
Sales
- -----
  Performance Chemicals                         $  982.0            $  926.5
  Industrial Chemicals                             768.8               717.0
  Machinery and Equipment                        1,128.5               936.9
  Defense Systems                                  747.8               702.9
  Eliminations                                     (20.5)              (16.9)
                                                --------            --------
                                                $3,606.6            $3,266.4
                                                ========            ========


Income from continuing operations
- ---------------------------------
 before income taxes (1)
- --------------------
  Performance Chemicals                         $  146.8            $  157.8
  Industrial Chemicals                             116.4               128.1
  Machinery and Equipment                           54.4                32.0
  Defense Systems                                   74.0                81.0
                                                --------            --------
  Operating profit from continuing
   operations                                      391.6               398.9

  Restructuring and other charges (2)                  -              (150.0)
  Gain on sale of FMC Wyoming stock (3)                -                99.7
  Corporate                                        (68.0)              (72.1)
  Net interest expense                             (70.9)              (56.9)
  Other income and (expense), net                  (10.7)               (1.6)
                                                --------            --------
                                                $  242.0            $  218.0
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

As described in Note 3 to the company's September 30, 1996 consolidated financial statements, the operations constituting FMC's Precious Metals segment have been reclassified as a discontinued operation and results of prior periods have been restated for comparative purposes.

(1) Results for all segments are net of minority interests in 1996 and 1995 of $(48.0) million and $(42.5) million, respectively, the majority of which, $(40.1) million and $(38.7) million, pertains to Defense Systems.

(2) In 1995, pretax restructuring and other charges consisted of increased environmental reserves of $82.5 million, ($68.5 million related to Industrial Chemicals, $12 million related to Defense Systems and $2 million related to Performance Chemicals), charges related to the shift of lithium-based production to Argentina and other restructuring charges of $52 million ($43 million related to Performance Chemicals and $9 million related to Industrial Chemicals) and the write-off of acquired in-process research and development related to the Moorco International Inc. acquisition of $15.5 million (related to Machinery and Equipment).

(3) The 1995 nontaxable gain on sale of FMC Wyoming stock is attributable to the Industrial Chemicals segment.

Presented below is a reconciliation of FMC's income from continuing operations to income from continuing operations excluding special income and expense items, as well as the related earnings per share ("EPS") for the nine months ended September 30, 1995 and the year ended December 31, 1995:


                                      Nine Months Ended       Year Ended
                                      September 30,1995    December 31, 1995
                                      ------------------  -------------------
                                      Income      EPS      Income      EPS
                                      --------   -------   --------   -------
Income from continuing operations      $192.4    $ 5.11     $217.5    $ 5.77
Add restructuring and other
 charges (net of tax)                    96.2      2.55       96.2      2.55
Deduct gain on sale of FMC
 Wyoming stock                          (99.7)    (2.64)     (99.7)    (2.64)
                                      -------    ------    -------    ------
Income from continuing operations
 (excluding  special income and
 expense items) (1)                    $188.9    $ 5.02     $214.0    $ 5.68
                                       ======    ======     ======    ======

(1) This supplemental information is presented solely for comparative analysis and should not be considered in isolation nor as an alternative for income from continuing operations.

Sales of $3.6 billion in the first nine months of 1996 increased 10 percent from the corresponding 1995 period reflecting improvements across all segments, including the benefits of acquisitions. Income from continuing operations of $174 million declined from $189 million, before special income and expense items, in the prior period. Net income decreased to $166 million in 1996 from $187 million in 1995, including discontinued operations and the special income and expense items. The income decline resulted from a weak first half of the year, especially in demand for hydrogen perioxide due to a downturn in the pulp and paper industry, and higher raw material costs in the food ingredients and pharmaceutical businesses. Corporate expenses declined $4 million to $68 million in 1996, reflecting lower staff expenses. Other expense increased in the first nine months of 1996 primarily due to higher LIFO expense and the absence of one-time pension benefits in 1995. Net interest expense increased to $71 million from $57 million in 1995, reflecting higher debt levels associated with acquisitions, increased capital spending and working capital associated with increased sales.

Performance Chemicals sales of $982 million rose 6 percent compared with $927 million in last year's period; however, profits of $147 million decreased 7 percent compared with $158 million in last year's period. Sales benefited from higher agricultural products volumes, but earnings declined due to higher raw material prices in the specialty chemicals businesses.

Industrial Chemicals sales increased 7 percent to $769 million but profits decreased 9 percent to $116 million versus the first nine months of 1995. Soda ash volumes and prices increased during the first nine months of the year; however, income declined due to lower hydrogen peroxide demand from a downturn in the pulp and paper industry. In addition, the 1995 period included the favorable impact of reversals of certain previously accrued expenses.

Machinery and Equipment sales of $1.1 billion rose 20 percent from $937 million, and profits increased to $54 million from $32 million. Sales of energy and transportation equipment benefited primarily from higher sales and profits in the airport products markets as well as strong nine-month results at Kongsberg Offshore, and growth in other energy and transportation equipment product lines.

Defense Systems sales were $748 million for the first nine months of 1996 compared with $703 million for the same period last year. Profits (net of minority interest) totaled $74 million in the first nine months of 1996 compared with profits of $81 million for the same period in 1995. Earnings declined in 1996 as a favorable legal judgment in the 1995 period more than offset the impact of increased sales.

As the company previously reported, FMC was notified during the quarter ended June 30, 1996 that the Armored Gun System, a development program FMC had worked on since 1984, was cancelled by the U.S. government. Cancellation of the program is not expected to have a material impact on FMC's financial position, results of operations or cash flows.

The effective tax rates for the nine-month periods ended September 30, 1996 and 1995 were 28 percent and 12 percent, respectively. Excluding the effects of the special 1995 income and expense items, the effective tax rate for the first nine months of 1995 was 30 percent. The decline from 30 percent for the same period last year is primarily a result of a change in business mix.

               INDEPENDENT ACCOUNTANTS' REPORTS
               --------------------------------

A report by KPMG Peat Marwick LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended September 30, 1996 is included on page 19.

A report by Ernst and Young LLP, United Defense Limited Partnership's independent accountants, on the financial statements referred to by KPMG Peat Marwick LLP in its report noted above is included on page 20.

SIGNATURE


               Independent Accountants' Review Report
               --------------------------------------



The Board of Directors
FMC Corporation:



We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of September 30, 1996, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These consolidated financial statements are the responsibility of the company's management.

We were furnished with the report of other accountants on their reviews of the interim financial information of United Defense, L.P., whose total assets as of September 30, 1996, and whose revenues for the three-month and nine-month periods then ended constituted 12 percent, 19 percent and 21 percent, respectively, of the related consolidated totals.

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

Chicago, Illinois
October 15, 1996

SIGNATURE


               Independent Accountants' Review Report
               --------------------------------------


Partners
United Defense, L.P.
Arlington, Virginia


We have reviewed the balance sheet of United Defense, L.P. as of September 30, 1996, and the related statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, the statements of cash flows for the nine month periods ended September 30, 1996 and 1995,and the statement of partners' equity for the nine-month period ended September 30, 1996. These financial statements (not presented separately in the FMC Corporation Form 10-Q for the quarter ended September 30, 1996) are the responsibility of the Partnership's management.

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


Ernst and Young LLP

Washington, D.C.
October 14, 1996

                          Part II - Other Information
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
- ------   -----------------

Environmental Proceeding
- ------------------------

There have been no significant changes in the status of the environmental inspection and notice of alleged violation at FMC's Phosphorus Chemicals Division plant from the information reported in the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. However, by letter dated October 17, 1996, the U.S. Environmental Protection Agency, Region 10, advised the Company to cease all dredging or other waste management activities at Pond 9E at the plant, directed that no further materials be added to it and ordered FMC to submit a plan for final closure of the Pond.

Beartrack Proceedings
- ---------------------

The company divested its Precious Metals operation as reported in Note 3 to the company's September 30, 1996 consolidated financial statements. Therefore the company is no longer involved in the Beartrack proceedings reported in the company's December 31, 1995 Annual Report on Form 10-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- ------   --------------------------------

   (a) Exhibits

    Number in
  Exhibit Table                     Description
  -------------                     -----------

        11 Statement re: computation of per share earnings assuming full dilution

        12 Statement re: computation of ratios of earnings to fixed charges

        15           Letters re: unaudited interim financial
                     information

        27           Financial data schedule

 (b)    Reports on Form 8-K
        -------------------

        Form 8-K dated July 2, 1996 to file conformed copies of an Underwriting Agreement executed in connection with a proposed offering of 7 3/4% Senior Debentures.

        Form 8-K dated July 24, 1996 describing FMC Gold Company's announcement of the results of a Special Stockholder Meeting and FMC's announcement of the pricing of a secondary offering of FMC Gold Company (Meridian Gold Inc.) common stock.

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



                              FMC CORPORATION
                              ---------------
                              (Registrant)



Date: November 8, 1996        Ronald D. Mambu
      ----------------        _______________
                              Vice President and Controller and
                              duly authorized officer

                                 EXHIBIT INDEX
                                 -------------

Number in
Exhibit Table                    Description
- -------------                    -----------
      11 Statement re: computation of per share earnings assuming full dilution

      12 Statement re: computation of ratios of earnings to fixed charges

      15         Letters re: unaudited interim financial
                 information

      27         Financial data schedule