Form 10-K
period 1996-12-31
FMC CORP
filed 1997-03-26
CIK 37785

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1996

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ____________________ to __________________
     Commission file number 1-2376

                                FMC CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                             94-0479804
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

200 East Randolph Drive, Chicago, Illinois                        60601
------------------------------------------                 -------------------
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code:  312/861-6000

          Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
Title of each class                                on which registered
-------------------                              -----------------------

Common Stock, $0.10 par value                    New York Stock Exchange
                                                 Chicago Stock Exchange
                                                 Pacific Stock Exchange

Preferred Share Purchase Rights                  New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of February 27, 1997, was $2,566,604,614. The number of shares of Registrant's Common stock, $0.10 par value, outstanding as of that date was 37,232,506.

                      Documents Incorporated by Reference

Document                                    Form 10-K Reference
--------                                    -------------------
Portions of Annual Report to              Part I, Item 1; Part II; and Part IV,
Stockholders for 1996                     Items 14(a)(1) and (2)

Portions of Proxy Statement for 1997      Part III
Annual Meeting of Stockholders

================================================================================

                                     Part I


FMC Corporation was incorporated in 1928 under Delaware law and has its principal executive offices at 200 East Randolph Drive, Chicago, Illinois 60601. As used in this report, except where otherwise stated or indicated by the context, "FMC", "the Company" or "the Registrant" means FMC Corporation and its consolidated subsidiaries and their predecessors.

The Company, a producer of chemicals and machinery for industry, agriculture and government, operates on a worldwide basis in selected segments of four broad markets: Performance Chemicals, Industrial Chemicals, Machinery and Equipment and Defense Systems. The Company operates 117 manufacturing facilities and mines in 27 states and 28 countries. Performance Chemicals develops, manufactures and markets proprietary specialty chemicals for the agricultural, food and pharmaceutical industries. Industrial Chemicals businesses manufacture a wide variety of chemicals including soda ash, phosphates and hydrogen peroxide. Major customers include detergent, glass and paper producers, as well as other chemical companies. Machinery and Equipment businesses provide specialized machinery to the food, petroleum, transportation and material handling industries. Defense Systems develops, manufactures and supplies ground combat vehicles and naval weapons systems to the armed forces of the United States and other governments. Effective January 1, 1994, the Company and Harsco Corporation ("Harsco") formed a joint venture, United Defense, L.P., which is a combination of certain assets and liabilities of the Company's Defense Systems Group and Harsco's BMY Combat Systems Division and pursuant to which the Company is the Managing General Partner with a 60% equity interest.




 Item 1.   Business

                                          Incorporated by Reference From:
                                          ------------------------------

(a)  General Development of Business    - Annual Report to Stockholders, Inside
                                          back cover, pages 2-4, and Notes 2 and
                                          3 to the consolidated financial
                                          statements on pages 42-44

(b)  Financial Information  About       - Annual Report to Stockholders, page 5
     Industry Segments

(c)  Narrative Description of Business  - Annual Report to Stockholders, pages
                                          6-9

Source and availability of raw materials
----------------------------------------

FMC's natural resource requirements are primarily mineral-oriented. Substantial portions of requirements for ores and other raw materials, especially trona and phosphate rock, are produced from mines in the United States on property held by FMC under long-term leases which are subject to periodic adjustments of royalty rates. Machinery operations obtain raw materials, principally steel and castings, from many foreign and domestic sources. No one source is considered essential to any of the machinery operations. The Company uses oil, gas, coal, coke, hydroelectric power and nuclear power to meet its energy needs.

Patents
-------

Although FMC's patents, trademarks and licenses are cumulatively important to its business, FMC does not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on the overall business of FMC or on any of its business segments.

Principal Customer
------------------

Sales to various agencies of the United States government aggregated $851.2 million, $706.5 million and $618.3 million in 1996, 1995 and 1994, respectively. These sales were made primarily by the Defense Systems segment. Contracts with various agencies of the United States government and subcontracts with other prime contractors are subject to a profusion of procurement regulations, with noncompliance found by any one agency possibly resulting in fines, penalties, debarment or suspension from receiving additional government contracts. Moreover, these contracts may be terminated at the government's convenience, although contractors are normally protected by provisions covering reimbursement for costs incurred as well as the payment of any applicable fees or profits.

Seasonality
-----------

FMC's businesses are not generally considered to be seasonal, although there has been a bias in the Performance Chemicals segment towards lower profitability in the fourth quarter primarily due to seasonality in the markets served by the agricultural products businesses.

Competitive Conditions
----------------------

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

Research and Development Expenditures
-------------------------------------


                          Year Ended December 31
                         ------------------------
In Millions                 1996    1995    1994
                           ------  ------  ------
Performance Chemicals      $113.1  $109.2  $ 94.3
Industrial Chemicals         20.4    16.2    16.2
Machinery and Equipment      41.5    49.0    29.6
Defense Systems              12.9    12.4    16.3
Corporate                     1.5     1.0    10.4
                           ------  ------  ------
Total                      $189.4  $187.8  $166.8


Expenditures for research and development increased in Performance Chemicals primarily due to continued development of herbicides. Expenditures also increased in Industrial Chemicals primarily due to new product development and process improvement efforts regarding the Company's peroxygen and phosphorus products. Expenditures decreased in Machinery & Equipment primarily related to the absence of the write-off of acquired in-process research and development related to the Moorco acquisition ($15.5 million in 1995) offset partially by increased research and development expenditures related to acquisitions and the Company's airport products business.

Not included in these amounts are $320.3 million, $279.6 million and $148.0 million in 1996, 1995 and 1994, respectively, for research and development projects contracted directly with the U.S. government and commercial sponsors, primarily related to Defense Systems programs.

Environmental
-------------

                                          Incorporated by Reference From:
                                          -------------------------------
Compliance with environmental laws and -  Annual Report to Stockholders,
regulations                               Note 14 to the consolidated
                                          financial statements on
                                          pages 52-53


Employees
---------

FMC employs 22,048 people in its domestic and foreign operations. Approximately 4,500 such employees are represented by collective bargaining agreements in the United States and Canada. In 1997, seven of the Company's 26 contracts will expire. Certain of those contracts are under negotiation at the present time. FMC maintains good employee relations and has successfully concluded virtually all of its recent negotiations without a work stoppage. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. However, FMC cannot predict the outcome of future contract negotiations.

                                          Incorporated by Reference From:
                                          ------------------------------

(d)  Financial Information About       -  Annual Report to Stockholders, page 38
     Foreign and Domestic Operations
     and Export Sales

Forward Looking Statements - Safe Harbor Provisions
---------------------------------------------------

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term objectives or expectations of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

The words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "is predicted", "forecast", "estimate", "project", or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Among the factors that could have an impact on the Company's ability to achieve its operating results and growth plan goals are:

 .  significant price competition, particularly among the Company's competitors in industrial chemicals
 .  high ingredient or raw material prices compared to historical levels, or shortages of ingredients or raw materials
 . the inherent risks in the marketplace associated with new product introductions and technologies, particularly in agricultural and specialty chemicals
 .  the risks associated with developing new manufacturing processes, particularly with respect to complex chemical products
 .  the impact of budgetary restrictions which may be imposed by the U.S.
   and foreign governments with respect to spending on defense weaponry, training and research
 .  the ability of the Company to integrate recent acquisitions into its existing operations
 . the impact of unforeseen economic and political changes in the international markets where the Company competes including currency exchange rates, inflation rates, recessions, foreign ownership restrictions, and other external factors over which the Company has no control
 . the impact of significant changes in domestic interest rates or taxation rates.

The Company cautions that the foregoing list of important factors may not be all inclusive and it specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 2.    Properties

FMC leases executive offices in Chicago and administrative offices in Philadelphia. The Company operates 117 manufacturing facilities and mines in 28 countries. Major research facilities are in Santa Clara, CA, and Princeton, NJ. FMC holds mining leases on shale and ore deposits in Idaho to supply its phosphorus plant in Pocatello, and owns substantial phosphatic ore deposits in Rich County, Utah. Trona ore, used for soda ash production in Green River, WY, is mined primarily from property held under long-term lease. FMC also owns half of a lithium mine located near Cherryville, NC, and has long-term lease commitments for the remaining portion and in Argentina FMC owns the land and mineral rights to the Salar del Hombre Muerto lithium reserves. Many of FMC's chemical plants require the basic raw materials which are provided by these FMC-owned or -leased mines, without which other sources would have to be obtained. FMC's mining properties are operated under numerous long-term leases with no single lease or related group of leases material to the businesses of the Company as a whole. United Defense, L.P. leases its administrative offices in Arlington, Virginia.

Most of FMC's plant sites are owned, with an immaterial number of them being leased. FMC believes its properties and facilities meet present requirements and are in good operating condition and that each of its significant manufacturing facilities is operating at a level consistent with the industry in which it operates. FMC's production properties for continuing operations are:

                                    Latin
                                   America
                           United    and    Western
                           States  Canada   Europe   Other  Total
-----------------------------------------------------------------
Performance Chemicals        13       3        6       4     26
Industrial Chemicals         13       2       12       1     28
Machinery and Equipment      22       5       15       6     48
Defense Systems              13       -        -       2     15


Item 3.    Legal Proceedings

Environmental Proceedings
-------------------------

As initially reported in FMC's annual report on Form 10-K for the year ended December 31, 1994, an environmental inspection was conducted in July 1993 at FMC's Phosphorus Chemicals Division plant in Pocatello, Idaho. In August 1994, the United States EPA (Region 10) (the "EPA") formally notified FMC of a number of alleged violations of the Resource Conservation and Recovery Act and related environmental regulations governing the management of hazardous waste generated by the plant, including the operations of hazardous waste storage and treatment units without interim status, the failure to submit timely closure plans, the failure to implement an adequate groundwater monitoring program and to comply with related reporting requirements and the existence of several other improper treatment and disposal practices. Although there are no legal proceedings pending at this time, FMC has been advised that the matter has been referred to the United States Department of Justice for an evaluation of whether to file a civil enforcement action. If such a civil action is filed, the government is likely to demand both injunctive relief and civil penalties. FMC is seeking to settle this matter in advance of litigation. Management believes that the resolution of these matters will not likely have a material adverse effect on FMC's liquidity, results of operations or financial condition.

Other
-----

See Note 14 to the 1996 consolidated financial statements (pages 52-53 of the 1996 Annual Report to Stockholders) for a discussion of legal proceedings against other Potentially Responsible Parties and insurers for contribution and/or coverage with respect to environmental remediation costs.


Item 4.  Submission of Matters to a Vote of Security Holders

None.



EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of FMC Corporation, together with the offices in FMC Corporation presently held by them, their business experience since January 1, 1992, and their ages as of March 1, 1997, are as follows:

                              Age           Office, year of election and
Name                         3/1/97      other information for past 5 years
----                         ------      ----------------------------------
Robert N. Burt                 59    Chairman of the Board and Chief Executive
                                     Officer (91); President (90-93); Executive
                                     Vice President (88)

Larry D. Brady                 54    President (93) and Director (89);
                                     Executive Vice President (89-93); Vice
                                     President-Corporate Development (88)

William F. Beck                  58  Executive Vice President (94); Vice
                                     President (86) and General
                                     Manager-Chemical Products Group (86);
                                     President of FMC Europe (91)

Michael J. Callahan              58  Executive Vice President and Chief
                                     Financial Officer (94); Executive Vice
                                     President and Chief Financial Officer,
                                     Whirlpool Corporation (91-94)

William J. Kirby                 59  Senior Vice President (94); Vice
                                     President-Administration (85)

J. Paul McGrath                  55  Senior Vice President and General Counsel
                                     (96); Associate General
                                     Counsel-Litigation, Allied Signal Inc.
                                     (92-96)

Charles H. Cannon                44  Vice President and General Manager-Food
                                     Machinery Group (94); Manager, Food
                                     Processing Systems Division (92-94);
                                     Manager, Citrus Machinery Division (89-92)

W. Reginald Hall                 60  Vice President (91) and General
                                     Manager-Specialty Chemicals Group (92)
                                     General Manager-Food Machinery Group (90)

Robert I. Harries                53  Vice President (92) and General
                                     Manager-Chemical Products Group (94)

Patrick J. Head                  64  Vice President (81); General Counsel
                                     (81-96)

Henry Kahn                       50  Vice President and Treasurer (96);
                                     Assistant Treasurer (93) and Corporate
                                     Finance Director (89), The Dow Chemical
                                     Company

Ronald D. Mambu                  47  Vice President and Controller (95);
                                     Director, Financial Planning (94-95);
                                     Director, Strategic Planning (93-94);
                                     Director, Financial Control (87-93)

James A. McClung                 59  Vice President (91); Vice
                                     President-International (81-91)

Joseph H. Netherland           50    Vice President (87) and General
                                     Manager-Petroleum Equipment Group (86),
                                     Specialized Machinery Group (89); Energy
                                     and Transportation Equipment Group (93)

Thomas W. Rabaut               48    Vice President (94), President and Chief
                                     Executive Officer, United Defense, L.P.
                                     (94); General Manager, Defense Systems
                                     Group (93); Manager, Ground Systems
                                     Division (90-93)

William H. Schumann            46    Vice President (95) and General
                                     Manager-Agricultural Products Group (95);
                                     Director, North American operations,
                                     Agricultural Products Group (93-95);
                                     Executive Director, Corporate Development
                                     (91-93)

William J. Wheeler             54    Vice President (91); President, FMC
                                     Asia-Pacific (91); General Manager,
                                     Phosphorus Chemical Division (86-91)


Each of the Company's executive officers has been employed by the Company in a managerial capacity for the past five years except for Messrs. Callahan, McGrath and Kahn. No family relationships exist between any of the above-listed officers and there are no arrangements or understandings between any of them and any other person pursuant to which they are selected as an officer. All officers are elected to hold office for one year and until their successors are elected and qualify.


                                    PART II

                                           Incorporated by Reference From:
                                           -------------------------------
Item 5.  Market for Registrant's          Annual Report to Stockholders,
         Common Equity and                Inside back cover, pages 33 and 39, and
         Related Stockholder              Notes 10 and 11 to the consolidated
         Matters                          financial statements on pages 48-50

Item 6.  Selected Financial Data          Annual Report to Stockholders,
                                          pages 56-57

Item 7.  Management's Discussion          Annual Report to Stockholders,
         and Analysis of Financial        pages 16-17, 21, 28, and 31-33
         Condition and Results of
         Operations

Item 8.  Financial Statements and         Annual Report to Stockholders,
         Supplementary Data               pages 5 and 34-54
         (including all Schedules
         required under Item 14 of
         Part IV)

Item 9.  Changes in and                   None.
         Disagreements with
         Accountants on
         Accounting and Financial
         Disclosure


                                   PART III

                                           Incorporated by Reference From:
                                           -------------------------------
Item 10. Directors and Executive          Part I; Proxy Statement for 1997
         Officers of the Registrant       Annual Meeting of Stockholders,
                                          pages 1-11

Item 11. Executive Compensation           Proxy Statement for 1997 Annual
                                          Meeting of Stockholders, pages 14-
                                          22

Item 12. Security Ownership of            Proxy Statement for 1997 Annual
         Certain Beneficial Owners        Meeting of Stockholders, pages 11-
         and Management                   12

Item 13. Certain Relationships and        Proxy Statement for 1997 Annual
         Related Transactions             Meeting of Stockholders, page 11


                                    PART IV

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

          3. Report of Independent Auditors from Ernst & Young LLP for United Defense, L.P. (Exhibit 99).

          4.   Exhibits: See attached exhibit index, page 14

     (b)  Reports on Form 8-K

          During the quarter ended December 31, 1996, Registrant filed reports on Form 8-K as follows:

                Date                      Subject
                ----                      -------

          October 16, 1996      Announcement of third quarter earnings.


     (c)  Exhibits

          See Index of Exhibits.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FMC CORPORATION
                                        (Registrant)

                                        By: /s/ Michael J. Callahan
                                            ----------------------------
                                            Michael J. Callahan
                                            Executive Vice President and
                                            Chief Financial Officer
Date: March 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                    Title
---------                    -----
Michael J. Callahan          Executive Vice President   /s/ Michael J. Callahan
                             and Principal Financial    ----------------------
                             Officer                    Michael J. Callahan
                                                        March 26, 1997
                                                        ----------------------
Ronald D. Mambu              Vice President,            )
                             Controller and Principal   )
                             Accounting Officer         )
Robert N. Burt               Chairman of the Board      )
                             and Chief Executive        )
                             Officer                    )
Larry D. Brady               Director                   )
B.A. Bridgewater, Jr.        Director                   )  By:   /s/ Michael J. Callahan
Patricia A. Buffler          Director                   )        -----------------------
Albert J. Costello           Director                   )        Michael J. Callahan
Paul L. Davies, Jr.          Director                   )        March 26, 1997
Jean A. Francois-Poncet      Director                   )        -----------------------
Pehr G. Gyllenhammar         Director                   )
Robert H. Malott             Director                   )
Edward C. Meyer              Director                   )
William F. Reilly            Director                   )
James R. Thompson            Director                   )
Clayton Yeutter              Director                   )

                                     PAGE 1
                        INDEX OF EXHIBITS FILED WITH OR
                         INCORPORATED BY REFERENCE INTO
                          FORM 10-K OF FMC CORPORATION
                        FOR YEAR ENDED DECEMBER 31, 1996

Exhibit
No.
This
10-K                             Exhibit Description
----                             -------------------


3.1 Restated Certificate of Incorporation, as filed on July 1, 1986 (incorporated by reference from Exhibit 3.1 to the Form SE filed on March 25, 1993)

3.2 Amendment to Restated Certificate of Incorporation filed on April 30, 1987 (incorporated by reference from Exhibit 3.2 to the Form SE filed on March 25, 1993)

3.3 Amended and Restated By-Laws of the Company, as amended (incorporated by reference from Exhibit 4.3 to Form S-8 Registration Statement No. 333-18383 filed on December 18, 1996)

4.1 Amended and Restated Rights Agreement, dated as of February 19, 1988, between Registrant and Harris Trust and Savings Bank (incorporated by reference from Exhibit 4 to the Form SE filed on March 25, 1993)

4.2 Amendment to Amended and Restated Rights Agreement, dated February 9, 1996 (incorporated by reference from Exhibit 1 to the Form 8-K filed on February 9, 1996)

4(iii)(A)  Registrant undertakes to furnish to the Commission upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed

4.3 Participation Agreement, dated as of January 1, 1994, by and among FMC Corporation, Harsco Corporation, Harsco Defense Holding, Inc. and United Defense, L.P.* (incorporated by reference from Exhibit 4.1 to the Form 8-K filed on February 14, 1994)

4.4 Partnership Agreement, dated as of January 1, 1994, by and among FMC Corporation, Harsco Defense Holding, Inc. and United Defense, L.P.* (incorporated by reference from Exhibit 4.2 to the Form 8-K filed on February 14, 1994)

4.5 Annex A - Definitions Relating to the Partnership Agreement and the Participation Agreement (incorporated by reference from Exhibit 4.3 to the Form 8-K filed on February 14, 1994)

4.6 Registration Rights Agreement, dated as of January 1, 1994, by and among FMC Corporation, Harsco Defense Holding, Inc. and United Defense, L.P. (incorporated by reference from Exhibit 4.4 to the Form 8-K filed on February 14, 1994)

4.7 Management Services Agreement, dated as of January 1, 1994, by and between FMC Corporation and United Defense, L.P.* (incorporated by reference from Exhibit 4.6 to the Form 8-K filed on February 14,
           1994)

4.8 Form of Senior Promissory Note Agreement by and between Harsco Defense Holding, Inc. and United Defense, L.P. (incorporated by reference from Exhibit 4.6 to the Form 8-K filed on February 14,
           1994)

10.1**     FMC 1997 Compensation Plan for Non-Employee Directors

10.2** FMC 1981 Incentive Share Plan, as amended, effective May 28, 1986 (incorporated by reference from Exhibit 10.1 to the Form SE filed on March 25, 1993)

10.3**     FMC 1990 Incentive Share Plan (incorporated by reference from Exhibit
           10.1 to the Form SE filed on March 26, 1991)

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

10.8** FMC Deferred Compensation Equivalent Retirement and Thrift Plan (incorporated by reference from Exhibit 10.5 to the Form SE filed on March 27, 1992)

10.9**    FMC 1995 Management Incentive Plan (incorporated by reference from
          Exhibit 10.9 to the Form 10-K filed on March 15, 1996)

10.10**   FMC 1995 Stock Option Plan as amended (incorporated by reference from
          Exhibit 10.10 to the Form 10-K filed on March 15, 1996)

10.11** FMC Corporation Amended and Restated Executive Severance Plan (incorporated by reference from Exhibit 10.1 to the Form SE filed on March 28, 1990)

10.12** FMC Employees' Thrift and Stock Purchase Trust dated April 1, 1982 (incorporated by reference from Exhibit 10.7 to the Form SE filed on March 27, 1992)

10.13** Amendment to FMC Employees' Thrift and Stock Purchase Trust dated April 1, 1988 (incorporated by reference from Exhibit 10.8 to the Form SE filed on March 27, 1992)

10.14** FMC Master Trust Agreement between FMC and Bankers Trust Company (incorporated by reference from Exhibit 10.9 to the Form SE filed on March 27, 1992)

10.15 Fiscal Agency Agreement between FMC Corporation and Union Bank of Switzerland, Fiscal Agent, dated as of January 16, 1990 (incorporated by reference from Exhibit 10.4 to the Form SE filed on March 28, 1990)

10.17** Consulting Agreement dated as of September 1, 1990 between the Company and Edward C. Meyer (incorporated by reference from
              Exhibit 10.16 to Form 10-K-A filed on April 5, 1994)

12            Statement re Computation of Ratios of Earnings to Fixed Charges

13 Annual Report to Stockholders for the year ended December 31, 1996, is included as an Exhibit to this report for the information of the Securities and Exchange Commission and, except for those portions thereof specifically incorporated by reference elsewhere herein, such Annual Report should not be deemed filed as a part of this report.

21            List of Significant Subsidiaries of Registrant

23            Consents of Auditors

24            Powers of Attorney

27            Financial Data Schedule

99            Report of Ernst & Young LLP, Independent Auditors

-------------------------------
* The Registrant has omitted the schedule and certain exhibits to the Participation Agreement, the Partnership Agreement and the Management Services Agreement and agrees to furnish supplementally a copy of such schedules and exhibits to the Commission upon request.

**  Indicates a management contract or compensatory plan or arrangement.