Form 10-Q
period 1997-03-31
FMC CORP
filed 1997-05-15
CIK 37785

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1997
                                      or
             ( ) Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the transition period from-------- to---------

                         Commission File Number 1-2376

                                FMC Corporation
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                     94-0479804
          ----------------------------------------------------------
           (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)         Identification No.)

          200 East Randolph Drive, Chicago, Illinois    60601
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

                    Yes   X      No
                        -----       -----
           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                 Outstanding at March 31, 1997
          -------------------------       -----------------------------
                Common Stock,                      37,260,065
          par value $0.10 per share

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-----------------------------------------------
FMC Corporation and Consolidated Subsidiaries
-----------------------------------------------
Consolidated Statements of Income (Unaudited)
-----------------------------------------------
(In millions, except per share data)


                                                        Three Months
                                                       Ended March 31
                                                   ----------------------
                                                   1997          1996
                                                   ----          ----
Revenue:
  Sales                                            $1,280.4      $1,094.3
  Other revenue                                        17.3          38.8
                                                   --------      --------

  Total revenue                                     1,297.7       1,133.1
                                                   --------      --------

Costs and expenses:
  Cost of sales                                       978.0         800.3
  Selling, general and
    administrative expenses                           170.6         162.8
  Research and development                             43.6          43.9
                                                   --------      --------

      Total costs and expenses                      1,192.2       1,007.0
                                                   --------      --------


Income from continuing operations
  before minority interests, net
  interest expense and income taxes                   105.5         126.1

Minority interests                                     19.1          23.5
Interest expense (net)                                 30.1          22.6
                                                   --------      --------

Income from continuing operations
  before income taxes                                  56.3          80.0
Provision for income taxes                             16.4          23.2
                                                   --------      --------

Income from continuing operations                      39.9          56.8
Discontinued operation, net of
  income taxes (Note 4)                                   -          (1.6)
                                                   --------      --------

Net income                                         $   39.9      $   55.2
                                                   ========      ========


Average number of shares                               38.1          38.0
                                                   ========      ========

Earnings (loss) per common share:
    Continuing operations                          $   1.05      $   1.49
    Discontinued operation                                -         (0.04)
                                                   ========      ========
    Net income per common share                    $   1.05      $   1.45
                                                   ========      ========

See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Balance Sheets
---------------------------
(In millions, except share and per share data)


                                                             March 31
                                                              1997                     December 31
Assets:                                                     (Unaudited)                   1996
                                                            -----------                -----------
Current assets:
    Cash and cash equivalents                                $   52.0                   $   74.8
    Trade receivables, net of allowances
    of $10.9 in 1997 and 1996                                 1,013.3                    1,001.9
    Inventories                                                 851.8                      835.3
    Other current assets                                        166.9                      194.3
    Deferred income taxes                                        84.4                       86.8
                                                              -------                    -------
      Total current assets                                    2,168.4                    2,193.1

Investments                                                      54.5                       59.4

Property, plant and equipment at cost                         4,277.8                    4,284.2
    Less -- accumulated depreciation                          2,336.5                    2,324.9
                                                             --------                   --------
    Net property, plant and equipment                         1,941.3                    1,959.3
Goodwill and intangible assets                                  476.3                      498.8
Other assets                                                    216.8                      204.0
Deferred income taxes                                            69.5                       75.2
                                                             --------                   --------
      Total assets                                           $4,926.8                   $4,989.8
                                                             ========                   ========

Liabilities and Stockholders' Equity
Current liabilities:
    Short-term debt (Note 2)                                $  462.8                    $  555.6
    Accounts payable, trade and other                          898.6                       886.0
    Accrued and other current liabilities                      476.3                       500.5
    Current portion of long-term debt (Note 2)                  21.9                        10.4
    Current portion of accrued pension
      and other postretirement benefits                         17.9                        17.9
    Income taxes payable                                        57.4                        51.0
                                                            --------                    --------
      Total current liabilities                              1,934.9                     2,021.4

Long-term debt, less current portion (Note 2)                1,293.3                     1,268.4
Accrued pension and other postretirement
  benefits, less current portion                               272.7                       276.5
Reserve for discontinued operations (Note 4)                   183.1                       191.4
Other liabilities                                              232.9                       236.9
Minority interests in consolidated companies                   145.6                       139.4
Stockholders' equity:
    Preferred stock, no par value, authorized
      5,000,000 shares; no shares issued in
      1997 or 1996                                                 -                           -
    Common stock, $0.10 par value, authorized
      60,000,000 shares; issued 37,564,892
      shares in 1997 and 37,480,854 shares
      in 1996                                                    3.8                         3.7
    Capital in excess of par value                             124.4                       120.1
    Retained earnings                                          846.7                       806.8
    Foreign currency translation adjustment                   (101.0)                      (65.5)
    Treasury stock, common, at cost;
      304,827 shares in 1997 and 300,427
      shares in 1996                                            (9.6)                       (9.3)
                                                            --------                    --------
      Total stockholders' equity                               864.3                       855.8
                                                            --------                    --------
Total liabilities and stockholders' equity                  $4,926.8                    $4,989.8
                                                            ========                    ========

See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------
(In millions)

                                                               Three Months
                                                              Ended March 31
                                                            -----------------
                                                             1997       1996
                                                            ------     ------
Reconciliation from income from continuing
 operations to cash provided (required) by
 operating activities of continuing operations:

Income from continuing operations                           $ 39.9     $ 56.8

Adjustments for non-cash components of income from
 continuing operations:
     Depreciation and amortization                            63.5       59.8
     Deferred income taxes                                     8.1        7.3
     Minority interests                                       19.1       23.5
     Other                                                   (14.5)       6.1
(Increase) decrease in assets:
     Trade receivables                                       (11.4)       5.9
     Inventories                                             (12.5)     (83.9)
     Other current assets and other assets                    31.6      (54.2)
(Decrease) increase in liabilities:
     Accounts payable, accrued and other current
      liabilities and other liabilities                      (14.7)     (84.8)
     Income taxes payable                                      6.4        5.5
     Restructuring reserve                                    (0.9)      (3.8)
     Accrued pension and other postretirement
      benefits, net                                           (6.6)      (2.9)
                                                            ------     ------

Cash provided (required) by operating activities of
 continuing operations                                      $108.0     $(64.7)
                                                            ======     ======

See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------
(In millions)

                                                               Three Months
                                                              Ended March 31
                                                            ------------------
                                                              1997       1996
                                                            -------    -------
Cash provided (required) by operating activities of
 continuing operations                                      $ 108.0    $ (64.7)
                                                            -------    -------

Cash (required) by discontinued operations                     (8.3)      (7.9)
                                                            -------    -------

Cash provided (required) by investing activities:
  Capital spending                                            (78.4)    (119.2)
  Disposal of property, plant and equipment                    20.0       22.9
  Decrease in investments                                      10.1        4.4
                                                            -------    -------
                                                              (48.3)     (91.9)
                                                            -------    -------
Cash provided (required) by financing activities:
  Net (redemption of) proceeds from issuance of
   commercial paper                                          (176.4)     104.1
  (Decrease) increase in other short-term debt                (92.8)     116.1
  Proceeds from issuance of long-term debt                     44.7          -
  Repayment of long-term debt                                  (8.3)     (29.0)
  Net borrowings under credit facilities                      170.8        5.0
  Distributions to limited partner                            (13.7)      (3.3)
  Issuance of capital stock, net                                4.1        9.4
                                                            -------    -------
                                                              (71.6)     202.3
                                                            -------    -------

Effect of exchange rate changes on cash and cash
 equivalents                                                   (2.6)      (1.1)
                                                            -------    -------

(Decrease) increase in cash and cash equivalents              (22.8)      36.7

Cash and cash equivalents, beginning of year                   74.8       70.9
                                                            -------    -------

Cash and cash equivalents, end of period                    $  52.0    $ 107.6
                                                            =======    =======



Supplemental disclosure of cash flow information:

Cash paid for interest, net of amounts capitalized, was $34.0 million and $25.6 million, and net cash (received) paid for income taxes was $(9.0) million and $0.7 million for the three-month periods ended March 31, 1997 and 1996, respectively.


See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

Note 1:  Financial Information and Accounting Policies
------------------------------------------------------
The consolidated balance sheet of FMC Corporation ("FMC" or "the company") as of March 31, 1997, and the related consolidated statements of income and cash flows for the interim periods ended March 31, 1997 and 1996 have been reviewed by FMC's independent accountants. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results of operations for the full year.

Prior period balances have been reclassified to conform with the current period's presentation, including the reclassification of operations constituting the Precious Metals segment as a discontinued operation (Note 4).

The company's accounting policies are set forth in Note 1 to the company's 1996 financial statements which are incorporated by reference in the company's 1996 Annual Report on Form 10-K.

Note 2:  Debt
-------------
The company has $750 million in committed credit facilities consisting of a $300 million, 364-day non-amortizing revolving credit agreement due in December 1997 and a $450 million, five-year non-amortizing revolving credit agreement due in December 2001. As of March 31, 1997, the company had advances under the five-year revolving credit agreement of $120 million. No amounts were outstanding under these facilities at December 31, 1996.

In November 1995, the company commenced a short-term commercial paper program supported by the committed facilities. Outstanding commercial paper borrowings totaled $219.9 million at March 31, 1997 ($390.6 million at December 31, 1996).

Committed credit available under the revolving credit facilities provides management with the ability to refinance a portion of its debt on a long-term basis and, as it is management's intent to do so, $219.9 million of outstanding commercial paper and $110.1 million of borrowings under uncommitted U.S. credit facilities have been classified as long-term debt at March 31, 1997. At December 31, 1996, $390.6 million of outstanding commercial paper and $59.4 million of borrowings under uncommitted U.S. credit facilities were classified as long-term debt.

In January 1997, the company registered $400 million of medium-term debt securities pursuant to a $500 million universal shelf registration filed in 1995 under which, on January 29, 1997, the company issued $45 million of 7.32% notes due in 2007. The net proceeds totaled $44.7 million and were used to retire short-term borrowings. Additionally, on May 2, 1997, the company issued $25 million of notes due in 2002 at rates of 7.20% and 7.21%. The net proceeds of $24.9 million were also used to retire short-term debt.

In July 1996, the company issued $100 million of 7.75% Senior Debentures due in 2011 under the 1995 universal shelf registration. The net proceeds totaled $98.2 million and were used to reduce variable rate short-term debt.

Short-term debt at March 31, 1997 includes $235 million of advances under uncommitted U.S. credit facilities. The remaining amount of short-term debt consists of borrowings by FMC's foreign subsidiaries.

Note 3:  Recent Accounting Pronouncements
-----------------------------------------
AICPA Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities" was adopted by the company effective January 1, 1997. SOP 96-1 provides guidance on the recognition, measurement and display and disclosure of environmental remediation liabilities. The adoption of SOP 96-1 did not have a material impact on the company's consolidated financial position, results of operations, cash flows or disclosure practices (see Note 6).

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the company, similar to fully diluted EPS under APB No. 15. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. FMC will adopt SFAS No. 128 for the financial statements for the year ended December 31, 1997. Had the company calculated earnings per share under the new Statement, basic EPS and diluted EPS would have been $1.07 and $1.05, respectively, for the quarter ended March 31, 1997.

Note 4:  Discontinued Operations
--------------------------------
On July 15, 1996, FMC's management approved a plan to dispose of shares of FMC Gold Company through a secondary offering of substantially all of FMC's interest following a reincorporation of FMC Gold Company in Canada. In connection with the approval of the plan of disposal, beginning in the second quarter of 1996, the operations constituting the Precious Metals segment have been accounted for as a discontinued operation. Prior period consolidated financial statements presented herein have been restated for comparative purposes.

Upon completion of the reincorporation and offering in the third quarter of 1996 and the sale of outstanding rights to receive installment payments, FMC received gross cash proceeds, including a dividend of $0.02 per share, of $210.7 million. Amounts owing to FMC Gold Company totaling $79.2 million, and transaction and other related costs aggregating $23.3 million were paid from proceeds or accrued pending payment. FMC recorded a pretax gain of $9.4 million on the disposal of FMC Gold Company during the third quarter of 1996.

The sale is subject to recourse (not to exceed Cdn$42.7 million) to the extent the final installment payments of Cdn$2.50 per share, due July 31, 1997, are not paid to Bank of Nova Scotia by the purchasers of the shares. Such installment obligations are secured by stock of Meridian Gold Inc. The closing price of Meridian Gold Inc. stock on April 16, 1997 was Cdn$6.12.

Sales and net losses of the Precious Metals segment for the three-month period ended March 31, 1996 were as follows:

                                   Three Months
                               Ended March 31, 1996
                               ---------------------
            Sales                      $17.8
            Net loss                   $(1.6)

Reserves for discontinued operations at March 31, 1997 and December 31, 1996, respectively, were $183 million and $191 million. At March 31, 1997, $4 million of the reserves related to liabilities associated with the sale of FMC Gold Company, and the remainder related to operations discontinued between 1976 and 1984. See Note 3 to the company's December 31, 1996 financial statements and
Note 6 below.

Note 5:  Business Combinations and Divestitures
-----------------------------------------------
Acquisition of Frigoscandia Equipment Holding AB. In June 1996, FMC acquired all of the common shares of Frigoscandia Equipment Holding AB ("Frigoscandia"), a wholly-owned subsidiary of ASG AB, for approximately $165 million plus acquisition costs and debt assumed. Frigoscandia is a leading worldwide manufacturer of freezers, ovens, fryers and other equipment for the food processing industry. Frigoscandia's operations are included in the company's Machinery and Equipment segment.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisition. In conjunction with the acquisition of Frigoscandia, goodwill and other intangible assets of $164.4 million were recorded during 1996.

Sale of Automotive Service Equipment Division. Effective March 31, 1996, FMC sold its Automotive Service Equipment Division to Snap-on Incorporated. The gain on the sale, net of 1996 operating losses, resulted in an immaterial pretax gain for the quarter ended March 31, 1996. The Automotive Service Equipment Division was included in the company's Machinery and Equipment segment.

Note 6:  Environmental
----------------------
FMC is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials. The most significant environmental liabilities of the company consist of obligations relating to the remediation and/or study of sites at which the company is alleged to have disposed of hazardous substances. In particular, the company is subject to liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances and on current and previous owners and operators of a facility for the clean up of the hazardous substances released from the facility into the environment. In addition, the company is subject to liabilities under the corrective action provisions of the Resource Conservation and Recovery Act ("RCRA") and analogous state laws that require owners and operators of facilities that treat, store or dispose of hazardous waste to clean up releases of hazardous waste constituents into the environment associated with past or present practices.

The company has provided reserves for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $256 million and $264 million, before recoveries, have been provided at March 31, 1997 and December 31, 1996, respectively, of which $111 million and $117 million are included in the reserve for discontinued operations at March 31, 1997 and December 31, 1996, respectively. The company's total environmental reserves include approximately $234 million and $242 million for remediation activities and $22 million and $22 million for remedial investigation/feasibility study costs at March 31, 1997 and December 31, 1996, respectively. In addition, the company has estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $150 million at March 31, 1997.

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

An environmental inspection was conducted in July 1993 at FMC's Phosphorus Chemicals Division plant in Pocatello, Idaho. In August 1994, the United States EPA (Region 10) (the "EPA") formally notified FMC of a number of alleged violations of the RCRA and related environmental regulations governing the management of hazardous waste generated by the plant, including the operations of hazardous waste storage and treatment units without interim status, the failure to submit timely closure plans, the failure to implement an adequate groundwater monitoring program, failure to comply with related reporting requirements and the existence of several other improper treatment and disposal practices. Although there are no legal proceedings pending at this time, FMC has been advised that the matter has been referred to the United States Department of Justice for an evaluation of whether to file a civil enforcement action. If such a civil action is filed, the government is likely to demand both injunctive relief and civil penalties. FMC is seeking to settle this matter in advance of litigation. Management believes that the ultimate resolution of this matter will not likely have a material adverse effect on FMC's liquidity, results of operations or financial condition.

In a separate matter, the EPA issued a draft risk assessment on August 17, 1995 for the Eastern Michaud Flats Superfund site, which includes FMC's Pocatello phosphorus facility, identifying potential risks from contamination potentially associated with FMC. Release of the Risk Assessment allowed FMC to complete a draft of the Remedial Investigation documenting the nature and extent of contamination from the site. The company submitted its draft Remedial Investigation documenting the nature and extent of contamination from the site on September 28, 1995. On April 21, 1997, the EPA issued for public comment its proposed remediation plan for the site. The EPA's preferred remediation alternative is a combination of capping, surface runoff controls and institutional controls for soils, and extraction and recycling for hydraulic control of groundwater. While the company is still reviewing the EPA's proposed plans, FMC believes its existing reserve of approximately $73 million for future environmental costs at the Eastern Michaud Flats site adequately provides for the estimated costs of all known site environmental issues.

To ensure FMC is held responsible only for its equitable share of site remediation costs, FMC has initiated, and will continue to initiate, legal proceedings for contributions from other PRPs, and for a determination of coverage against its comprehensive general liability insurance carriers. Approximately $115 million of recoveries ($45 million as other assets and $70 million as an offset to the reserve for discontinued operations) have been recorded as probable realization on claims against third parties at March 31, 1997 and December 31, 1996. The majority of recorded assets related to recoveries from PRPs are associated with insurance companies and with existing contractual arrangements with U.S. government agencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------  ---------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

                       LIQUIDITY AND FINANCIAL CONDITION
                       ---------------------------------

Total cash and cash equivalents at March 31, 1997 and December 31, 1996 were $52.0 million and $74.8 million, respectively. As of March 31, 1997 and December 31, 1996, the company had total borrowings of $1,778.0 million and $1,834.4 million, respectively. Decreases in commercial paper borrowings of $171 million (net of discount) were partially offset by $120 million of new advances under the five-year revolving credit agreement. The company has $750 million in committed credit facilities consisting of a $300 million, 364-day non-amortizing revolving credit agreement due in December 1997 and a $450 million, five-year non-amortizing revolving credit agreement due in December 2001. As of March 31, 1997, the company had advances under the five-year revolving credit agreement of $120 million and commercial paper borrowings (supported by committed credit facilities) of $219.9 million.

In 1995, the company filed a universal shelf registration under which $500 million of debt and/or equity securities may be offered. As discussed in Note 2, in July 1996, the company issued $100 million of 7.75% Senior Debentures due in 2011 for net proceeds of $98.2 million. The net proceeds were used to reduce variable rate short-term debt. In January 1997, the company registered $400 million of medium-term debt securities pursuant to the universal shelf registration under which, on January 29, 1997, the company issued $45 million of 7.32% notes due in 2007. The net proceeds of $44.7 million were used to retire short-term borrowings. Also under the medium-term debt registration, the company issued $25 million of notes due in 2002 at rates of 7.20% and 7.21% on May 2, 1997. The net proceeds of $24.9 million were also used to retire short-term debt.

Capital spending of $78.4 million for the three months ended March 31, 1997 decreased $40.8 million versus the first three months of 1996. The decrease is primarily driven by lower spending in the company's chemical businesses. During 1996, FMC substantially completed an expansion of the Green River soda ash facility and construction of a plant to manufacture a new family of herbicides. Development of a new lithium resource in Argentina continues. The company continues to evaluate potential acquisitions on an ongoing basis.

Expected cash requirements for the remainder of 1997 include approximately $250 million to $350 million for planned capital expenditures, excluding potential acquisitions, and net after-tax interest payments of approximately $60 million based on expected debt levels and interest rates. Cash to meet these requirements will be provided primarily by the company's operations and, if necessary, by existing cash balances and available short- or long-term credit facilities.

During the second quarter of 1997, the company began a stock repurchase program. The company will use the repurchased stock to cover stock options that may be exercised during the year.

The company's ratios of earnings to fixed charges were 2.9x and 4.1x for the three months ended March 31, 1997 and 1996, respectively. The decrease in the three-month ratio from 1996 to 1997 primarily reflects the decrease in income from continuing operations and higher interest charges resulting from increased borrowings.

The company's foreign currency translation adjustment increased from $65.5 million at December 31, 1996 to $101.0 million at March 31, 1997 primarily as a result of the weakening of the Spanish peseta, Belgian franc and Norwegian krone.

                             RESULTS OF OPERATIONS

               First quarter 1997 compared to first quarter 1996

                       Industry Segment Data (Unaudited)
                                 (In millions)


                                                           Three Months Ended
                                                                March 31
                                                           -------------------
                                                             1997      1996
                                                           --------  ---------
Sales
 Performance Chemicals                                     $  297.4   $  304.1
 Industrial Chemicals                                         235.5      241.9
 Machinery and Equipment                                      467.0      322.9
 Defense Systems                                              287.5      233.1
 Eliminations                                                  (7.0)      (7.7)
                                                           --------   --------
                                                           $1,280.4   $1,094.3
                                                           ========   ========

Income from continuing
operations before income taxes (1)

 Performance Chemicals                                     $   29.9   $   38.9
 Industrial Chemicals                                          35.2       38.4
 Machinery and Equipment                                       16.5       13.5
 Defense Systems                                               31.0       36.9
                                                           --------   --------
 Operating profit                                             112.6      127.7

 Corporate                                                    (23.3)     (23.5)
 Net interest expense                                         (30.1)     (22.6)
 Other income and (expense), net                               (2.9)      (1.6)
                                                           --------   --------
                                                           $   56.3   $   80.0
                                                           ========   ========

Business segment results are presented net of minority interest, reflecting only FMC's share of earnings. The corporate line primarily includes staff expenses, and other income and expense consists of all other corporate items.

(1) Results for all segments are net of minority interests in 1997 and 1996 of $19.1 million and $23.5 million, respectively, of which $17.1 million and $22.1 million, respectively, pertain to Defense Systems.

General
-------
Sales of $1.3 billion increased 17 percent from last year's quarter, driven by growth in Machinery and Equipment (primarily due to higher sales of petroleum equipment and to the acquisition of Frigoscandia Equipment Holding AB) and in Defense. Operating profit from segment operations (net of minority interests) totaled $113 million, compared with $128 million in last year's quarter, reflecting lower dividend income from the company's joint venture in Turkey, weakness in certain industrial chemical markets, a decline in sales of agricultural products and higher pre-launch costs associated with Authority. Net interest expense of $30 million increased from $23 million in last year's period, reflecting higher debt levels associated with recent acquisitions and capital expenditures, as well as working capital requirements related to increased sales. Income from continuing operations decreased from $57 million, or $1.49 per share, in the first quarter of 1996 to $40 million, or $1.05 per share, in the first quarter of 1997. In the first quarter of 1997, net income was $40 million and earnings per share were $1.05, compared with $55 million and $1.45, respectively, in last year's period.

Performance Chemicals
---------------------
Performance Chemicals sales of $297 million decreased 2 percent compared with sales of $304 million in last year's period. Agricultural products sales were down in 1997 due to unusually high early purchases of product in North America in the 1996 first quarter. Earnings also decreased from $39 million in last year's period to $30 million in the 1997 quarter. The lower results were due primarily to the decline in sales and higher pre-launch costs associated with Authority. At the new Authority plant, major corrosion problems have been resolved, and production rates continue to improve.

Sales of food ingredients, lithium, and bioproducts increased in the first quarter 1997 due to higher volumes in North America, Europe and Asia. Earnings of food ingredients increased due to higher sales, lower-cost product introductions and moderating seaweed costs. Lithium profits were also ahead of last year when weather-related manufacturing difficulties slowed production. The company expects the initial start-up of the new lithium carbonate plant to begin in the third quarter of 1997. The company expects the new plant technology to result in cost reduction; however, the recent market price decline for lithium carbonate, which was driven by increased foreign competition, will continue to adversely affect FMC's upstream business for at least the short term.

Sales of pharmaceutical products increased in first quarter 1997 due to higher volumes offset slightly by decreases related to foreign currency factors due to the strengthening dollar impact on foreign sales. However, earnings decreased slightly from the first quarter 1996 primarily due to costs associated with implementing the SAP software system.

Industrial Chemicals
--------------------
During the first quarter of 1997, Industrial Chemicals sales of $236 million decreased 3 percent compared with 1996 sales of $242 million, primarily reflecting lower sales volume of phosphorus products, as well as pricing pressures on peroxygen products due to continuing weakness in the pulp and paper market and overcapacity in the industry. The decline in earnings (net of minority interest) from $38 million in the first quarter of 1996 to $35 million in the 1997 quarter reflects lower sales of hydrogen peroxide partially offset by improved earnings from the company's phosphorus products.

First quarter 1997 sales of alkali products increased over first quarter 1996 sales due to an increase in domestic and foreign soda ash volumes, partly offset by lower prices. Soda ash earnings were down from the first quarter of 1996, reflecting competitive pressure from low caustic soda prices, partially offset by higher volumes from FMC's new capacity.

Phosphorus sales decreased in the first quarter of 1997 compared with the 1996 period due to lower volumes. However, earnings increased from last year's quarter due to sales mix and favorable raw material supply conditions.

Peroxygen sales and earnings decreased from the year-ago period due to lower prices reflecting continuing weakness in the pulp and paper market. The company will continue its efforts to improve its cost structure and increase profitability in the hydrogen peroxide business.

FMC Foret sales were up slightly in the 1997 first quarter and earnings were substantially unchanged.

Machinery and Equipment
-----------------------
Machinery and Equipment sales of $467 million increased from $323 million in the 1996 first quarter, and profits of $17 million increased compared with $14 million in the prior-year period. These results reflect improvements in the petroleum equipment business and the addition of Frigoscandia, which was acquired at the end of the 1996 second quarter. Partially offsetting these increases was the absence of sales of FMC's Automotive Service Equipment Division, the sale of which resulted in a minor gain in the first quarter of 1996.

Petroleum equipment sales increased in the first quarter of 1997 primarily due to increased sales to Statoil, Norway's state-owned oil company. Earnings also increased as a result of the higher sales.

Sales of airline products increased in the first quarter of 1997 on continued market strength. Earnings from airline products decreased from the 1996 first quarter primarily as a result of lower margins on Jetway projects and also one-time higher manufacturing costs from using a subcontractor to support increased shipments of deicers.

Sales of energy and transportation measurement equipment in the first quarter of 1997 also increased from the 1996 period due to the timing of several large orders; however, earnings decreased slightly due to costs associated with the commercialization of technology acquired in late 1996.

Food processing systems sales decreased slightly from the year-ago period due to the non-recurrence of certain large 1996 European equipment deliveries; however, results increased slightly in the first quarter of 1997 due to improved sales margins.

Defense Systems
---------------
Defense Systems sales of $288 million were up 23 percent from the first quarter of 1996, driven primarily by higher vehicle sales, higher shipments on the Paladin program and increased sales volumes for certain other products. Operating profits (net of minority interest) of $31 million declined from $37 million in the prior year. The decrease in operating profits reflects an $11 million (net of minority interest) reduction in the dividend from the company's joint venture in Turkey due to delayed sales caused by a plant fire in 1996, partially offset by increased sales in other areas. Income from the Turkish joint venture is recognized as dividends and royalties are received.

Ground Systems sales for the first quarter of 1997 remained relatively flat with sales in the year-ago period. Earnings decreased in the first quarter of 1997 primarily due to contract settlements which benefited the first quarter of 1996.

Armament sales increased significantly during the first quarter of 1997 compared to 1996. This increase was driven by higher sales volumes as well as higher Crusader program revenues, which also positively impacted earnings during the quarter.

The Paladin production operation experienced a rise in sales reflecting higher vehicle deliveries in the first quarter of 1997 compared with the same period in 1996. Earnings also increased during 1997 on the strength of higher sales.

First quarter 1997 sales of steel products increased significantly from 1996 due to increased vehicle sales. Earnings decreased slightly in 1997 as a result of higher manufacturing expenses related to vehicle rebuilds.

For the year ended December 31, 1997, sales in the defense segment are expected to increase modestly compared with 1996 sales, and 1997 earnings are expected to decline from 1996 as a result of lower margins and reduced dividends from the company's Turkish joint venture.

Corporate and Other
-------------------
Certain corporate income and expense items are not allocated to specific business segments due to their nature. During the 1997 quarter, corporate expenses remained flat at $23 million compared with the 1996 period. Net interest expense increased due to higher debt levels associated with recent acquisitions and capital expenditures, as well as higher working capital requirements supporting increased sales. Additionally, the increase in interest expense reflects reduced capitalization of interest in 1997 as a number of the company's capital projects were completed.

The effective tax rate for the quarters ended March 31, 1997 and 1996 was 29 percent.

Order Backlog
-------------
FMC's backlog of unfilled orders as of March 31, 1997 and December 31, 1996 was $2.5 billion.

Machinery and Equipment backlog of $982 million increased from $923 million at the end of 1996. The increase in backlog reflects the recognition of a portion of the previously announced subsea order from Statoil, Norway's state-owned oil company, and seasonal strength in the agricultural machinery and food businesses. Defense backlog was $1.5 billion at the end of the quarter, slightly down from $1.6 billion at December 31, 1996. Backlogs are not reported for Industrial Chemicals or Performance Chemicals due to the nature of these businesses.

Forward Looking Statements - Safe Harbor Provisions
---------------------------------------------------
This report contains certain forward looking statements which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the section "Forward Looking Statements -- Safe Harbor Provisions" in Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, which lists important factors, including risks associated with significant price competition, higher ingredient and raw material prices or shortages of such commodities, risks associated with new product introductions, including the development of new manufacturing processes, and risks relating to general economic conditions, that could cause actual results to differ materially from those discussed in this report.

                       INDEPENDENT ACCOUNTANTS' REPORTS
                       --------------------------------

A report by KPMG Peat Marwick LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended March 31, 1997 is included on page 16.

A report by Ernst and Young LLP, UDLP's independent accountants, on the financial statements referred to by KPMG Peat Marwick LLP in its report noted above is included on page 17.

                        Independent Accountants' Report
                        -------------------------------

The Board of Directors
FMC Corporation:

We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of March 31, 1997, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These consolidated financial statements are the responsibility of the company's management.

We were furnished with the report of other accountants on their review of the interim financial information of United Defense, L.P., whose total assets as of March 31, 1997 and December 31, 1996 constituted 13% and whose total revenues for the three month periods ended March 31, 1997 and 1996 constituted 23% of the related consolidated totals.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of December 31, 1996 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 17, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ KPMG Peat Marwick LLP

Chicago, Illinois
April 16, 1997

                    Independent Accountants' Review Report
                    --------------------------------------

Partners
United Defense, L.P.
Arlington, Virginia

We have reviewed the balance sheet of United Defense, L.P., as of March 31, 1997, and the related statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996, and the statement of partners' equity for the three-month period ended March 31, 1997. These financial statements (not presented separately in the FMC Corporation Form 10-Q for the quarter ended March 31, 1997) are the responsibility of the Partnership's management.

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


/s/ Ernst and Young LLP

Washington, D.C.
April 14, 1997

                          Part II - Other Information
                          ---------------------------



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------
  (a)  Exhibits


  Number in
Exhibit Table              Description
-------------              -----------

   10.1        FMC 1997 Compensation Plan for
               Non-Employee Directors, as amended
               April 18, 1997

   10.3.a      Amendment dated April 18, 1997 to
               FMC 1990 Incentive Plan

   10.10       FMC 1995 Stock Option Plan, as
               amended April 18, 1997

   11          Statement re: computation
               of per share earnings
               assuming full dilution

   12          Statement re:  computation of
               ratios of earnings to fixed
               charges

   15          Letters re: unaudited
               interim financial information

   27          Financial Data Schedule


  (b)  Reports on Form 8-K
       -------------------
       Form 8-K dated January 21, 1997 describing the company's results for the fourth quarter of 1996 and the year ended December 31, 1996.

       Form 8-K dated January 24, 1997 to file conformed copies of a U.S. Distribution Agreement executed in connection with the proposed issuance of Medium-Term Notes, Series A, together with a conformed copy of an executed Indenture, a conformed copy of an executed Officers' Certificate, forms of the Notes, the Opinion of Winston & Strawn and the consent of Winston & Strawn for incorporation into the Registration Statement.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       FMC CORPORATION
                                       ---------------
                                       (Registrant)



Date:  May 15, 1997                    /s/ Ronald D. Mambu
       ------------                    ---------------------------------
                                       Vice President, Controller and
                                       duly authorized officer

                                 EXHIBIT INDEX
                                 -------------


   Number in
Exhibit Table          Description
-------------          -----------
     10.1              FMC 1997 Compensation Plan for
                       Non-Employee Directors, as amended
                       April 18, 1997

     10.3.a            Amendment dated April 18, 1997 to
                       FMC 1990 Incentive Plan

     10.10             FMC 1995 Stock Option Plan, as
                       amended April 18, 1997

     11                Statement re: computation
                       of per share earnings
                       assuming full dilution

     12                Statement re:  computation of
                       ratios of earnings to fixed
                       charges

     15.1              Letter re: unaudited
                       interim financial
                       information (KPMG Peat Marwick LLP)

     15.2              Letter re: unaudited
                       interim financial
                       information (Ernst & Young LLP)

     27                Financial Data Schedule
