Form 10-Q
period 1997-06-30
FMC CORP
filed 1997-08-05
CIK 37785

PAGE 1
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the quarterly period ended June 30, 1997
                     or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from-------- to---------

         Commission File Number 1-2376

                    FMC Corporation
--------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Delaware                     94-0479804
-------------------------------    ---------------------
(State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)     Identification No.)

  200 East Randolph Drive, Chicago, Illinois    60601
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

                    Yes   X      No
                        -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                   Outstanding at June 30, 1997
----------------------------------------  -----------------------------

Common Stock, par value $0.10 per share            37,211,651

          PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
----------------------------
FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Income (Unaudited)
---------------------------------------------
(In millions, except per share data)
                                                    Three Months          Six Months
                                                    Ended June 30        Ended June 30
                                                 -------------------  -------------------
                                                   1997       1996      1997       1996
                                                 --------   --------  --------   --------
Revenue:
     Sales                                       $1,455.4   $1,250.7  $2,735.8   $2,345.0
     Other revenue                                   22.7       16.1      40.0       54.9
                                                 --------   --------  --------   --------

      Total revenue                               1,478.1    1,266.8   2,775.8    2,399.9
                                                 --------   --------  --------   --------

Costs and expenses:
     Cost of sales                                1,087.1      944.5   2,065.1    1,744.8
     Selling, general and
      administrative expenses                       192.7      162.9     363.3      325.7
     Research and development                        45.7       45.4      89.3       89.3
                                                 --------   --------  --------   --------

      Total costs and expenses                    1,325.5    1,152.8   2,517.7    2,159.8
                                                 --------   --------  --------   --------

Income from continuing operations
  before minority interests,
  net interest expense and
  income taxes                                      152.6      114.0     258.1      240.1

     Minority interests                              21.5       12.0      40.6       35.5
     Net interest expense                            28.7       22.7      58.8       45.3
                                                 --------   --------  --------   --------

Income from continuing operations
  before income taxes                               102.4       79.3     158.7      159.3
Provision for income taxes                           29.6       21.9      46.0       45.1
                                                 --------   --------  --------   --------

Income from continuing
  operations                                         72.8       57.4     112.7      114.2

Discontinued operation, net of
  income taxes (Note 4)                                 -       (1.1)        -       (2.7)
                                                 --------   --------  --------   --------

Net income                                       $   72.8   $   56.3  $  112.7   $  111.5
                                                 ========   ========  ========   ========

Earnings (loss) per common share:
  Continuing operations                          $   1.90   $   1.51  $   2.95   $   3.00
  Discontinued operation                                -      (0.03)        -      (0.07)
                                                 --------   --------  --------   --------

  Net income per common share                    $   1.90   $   1.48  $   2.95   $   2.93
                                                 ========   ========  ========   ========

Average number of shares                             38.3       38.1      38.2       38.0
                                                 ========   ========  ========   ========



See accompanying notes to consolidated financial statements.


FMC Corporation and Consolidated Subsidiaries
-------------------------------------------------
Consolidated Balance Sheets
-------------------------------------------------
(In millions, except share and per share data)       June 30
                                                      1997       December 31
Assets:                                            (Unaudited)      1996
                                                   ----------    -----------
Current assets:
     Cash and cash equivalents                       $  105.6    $     74.8
     Trade receivables, net of allowance
      for doubtful accounts of $11.7 and
      $10.9 in 1997 and 1996, respectively              985.2       1,001.9
     Inventories                                        893.4         835.3
     Other current assets                               159.2         194.3
     Deferred income taxes                               80.5          86.8
                                                     --------    ----------
  Total current assets                                2,223.9       2,193.1

Investments                                              52.5          59.4

Property, plant and equipment at cost                 4,328.1       4,284.2
     Less accumulated depreciation                    2,370.0       2,324.9
                                                     --------    ----------
     Net property, plant and equipment                1,958.1       1,959.3
Goodwill and intangible assets                          470.1         498.8
Other assets                                            217.8         204.0
Deferred income taxes                                    70.5          75.2
                                                     --------    ----------
Total assets                                         $4,992.9    $  4,989.8
                                                     ========    ==========

Liabilities and Stockholders' Equity:
Current liabilities:
     Short-term debt (Note 2)                        $  366.9    $    555.6
     Accounts payable, trade and other                  945.7         886.0
     Accrued and other current liabilities              556.7         518.4
     Current portion of long-term debt (Note 2)          21.0          10.4
     Income taxes payable                                57.8          51.0
                                                     --------    ----------
  Total current liabilities                           1,948.1       2,021.4

Long-term debt, less current portion (Note 2)         1,315.1       1,268.4
Accrued pension and other postretirement
  benefits, less current portion                        268.7         276.5
Reserve for discontinued operations (Note 4)            174.8         191.4
Other liabilities                                       222.1         236.9
Minority interests in consolidated companies            144.2         139.4
Stockholders' equity:
     Preferred stock, no par value, authorized
       5,000,000 shares; no shares issued in
       1997 or 1996                                         -             -
     Common stock, $0.10 par value, authorized
       60,000,000 shares; issued 37,664,542
       shares in 1997 and 37,480,854 shares
       in 1996                                            3.8           3.7
     Capital in excess of par value
       of common stock                                  129.2         120.1
     Retained earnings                                  919.5         806.8
     Foreign currency translation adjustment           (113.0)        (65.5)
     Treasury stock, common, at cost;
       452,891 shares in 1997 and 300,427
       shares in 1996                                   (19.6)         (9.3)
                                                     --------    ----------
   Total stockholders' equity                           919.9         855.8
                                                     --------    ----------
Total liabilities and stockholders' equity           $4,992.9    $  4,989.8
                                                     ========    ==========


See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------
(In millions)

                                                        Six Months
                                                       Ended June 30
                                                    ------------------
                                                     1997        1996
                                                    ------      ------
Reconciliation from income from continuing
  operations to cash provided (required) by
  operating activities of continuing operations:

Income from continuing operations                   $112.7      $ 114.2

Adjustments for non-cash components of
  income from continuing operations:
     Depreciation and amortization                   134.6        122.5
     Deferred income taxes                            11.0         14.5
     Minority interests                               40.6         35.5
     Other                                           (26.7)        16.3

(Increase) decrease in assets:
     Trade receivables, net                           16.7        (92.4)
     Inventories                                     (54.0)      (147.0)
     Other current assets and other assets            38.6       (193.6)
(Decrease) increase in liabilities:
     Accounts payable, accrued and other
      current liabilities and other liabilities       82.3          8.8
     Income taxes payable                              6.8         (1.8)
     Accrued pension and other
      postretirement benefits, net                   (11.9)       (11.5)
                                                    ------      -------

Cash provided (required) by operating
  activities of continuing operations               $350.7      $(134.5)
                                                    ======      =======



See accompanying notes to consolidated financial statements.


     PAGE 5

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------
(In millions)

                                                           Six Months
                                                         Ended June 30
                                                    ----------------------
                                                      1997         1996
                                                     -------      -------
Cash provided (required) by operating activities
  of continuing operations                           $ 350.7      $(134.5)
                                                     -------      -------

Cash required by discontinued operations               (16.6)       (17.7)
                                                     -------      -------

Cash provided (required) by investing
  activities:
     Capital spending                                 (168.0)      (268.0)
     Disposal of property, plant and equipment          31.9         24.7
     Decrease in investments                            17.7          6.0
                                                     -------      -------
                                                      (118.4)      (237.3)
                                                     -------      -------

Cash provided (required) by financing
 activities:
     Net (redemption of) proceeds from issuance
       of commercial paper                            (281.2)       109.1
     (Decrease) increase in other short-term debt     (188.7)       480.3
     Net borrowings under credit facilities            270.8       (119.4)
     Proceeds from issuance of long-term debt           69.6            -
     Repayment of long-term debt                       (12.5)       (31.8)
     Distributions to limited partner                  (36.0)       (15.9)
     Exercises of common stock options,
       (repurchases), and other, net                    (1.2)        16.6
                                                     -------      -------
                                                      (179.2)       438.9
                                                     -------      -------

Effect of exchange rate changes on cash
 and cash equivalents                                   (5.7)        (0.5)
                                                     -------      -------

Increase in cash and cash equivalents                   30.8         48.9

Cash and cash equivalents, beginning
 of year                                                74.8         70.9
                                                     -------      -------
Cash and cash equivalents, end
 of period                                           $ 105.6      $ 119.8
                                                     =======      =======

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized, was $55.0 million and $42.1 million, and cash paid for income taxes, net of refunds, was $9.3 million and $13.1 million for the six-month periods ended June 30, 1997 and 1996, respectively.

See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

Note 1:  Financial Information and Accounting Policies
------------------------------------------------------
The consolidated balance sheet of FMC Corporation ("FMC" or "the company") as of June 30, 1997, and the related consolidated statements of income and of cash flows for the interim periods ended June 30, 1997 and 1996 have been reviewed by FMC's independent accountants. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results of operations for the full year.

Prior period amounts have been reclassified to conform with the current period's presentation. The consolidated statement of cash flows for the six months ended June 30, 1996 also reflects the completion of purchase accounting related to the acquisition of Frigoscandia Equipment Holding AB (Note 5).

The company's accounting policies are set forth below and in Note 1 to the company's 1996 financial statements which are incorporated by reference in the company's 1996 Annual Report on Form 10-K.

Derivative financial instruments - accounting policy
----------------------------------------------------
The company uses derivative financial instruments selectively to offset exposure to market risks arising from changes in foreign exchange rates and interest rates. Derivative financial instruments currently utilized by the company primarily include foreign currency forward contracts. Hedges are executed centrally to minimize transaction costs on currency conversions and minimize losses due to adverse changes in foreign currency markets. The company evaluates and monitors consolidated net exposures by currency and maturity, and external derivative financial instruments correlate with that net exposure in all material respects.

Gains and losses on hedges of existing assets and liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains or losses related to hedges of firm commitments are also deferred and included in the basis of the transaction when it is completed. Gains and losses on unhedged foreign currency transactions are included in income as part of cost of sales. Gains and losses on derivative financial instruments which protect the company from exposure in a particular currency, but do not currently have a designated underlying transaction, are also included in income as part of cost of sales. If a hedged item matures, or is sold, extinguished, terminated, or, if related to an anticipated transaction, is no longer likely to take place, the derivative financial instrument is closed out and the related gain or loss is included in income as part of cost of sales.

Note 2:  Debt
-------------
The company has $750 million in committed facilities consisting of a $300 million, 364-day non-amortizing revolving credit agreement due in December 1997 and a $450 million, five-year non-amortizing revolving credit agreement due in December 2001. As of June 30, 1997, the company had advances of $145 million under the five-year revolving credit agreement and no borrowings under the 364-day revolving credit agreement. No amounts were outstanding under these facilities at December 31, 1996.

In November 1995, the company commenced a short-term commercial paper program supported by the committed facilities. Outstanding commercial paper borrowings totaled $119.9 million at June 30, 1997 ($390.6 million at December 31, 1996).

Committed credit available under the revolving credit facilities provides management with the ability to refinance a portion of its debt on a long-term basis and, as it is management's intent to do so, $119.9 million of outstanding commercial paper and $185.1 million of borrowings under uncommitted U.S. credit facilities have been classified as long-term debt at June 30, 1997. At December 31, 1996, $390.6 million of outstanding commercial paper and $59.4 million of borrowings under uncommitted U.S. credit facilities were classified as long-term debt.

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

Short-term debt at June 30, 1997 and December 31, 1996 includes $139.6 million and $300.2 million, respectively, of advances under uncommitted U.S. credit facilities. The remaining amount of short-term debt consists of borrowings by FMC's foreign subsidiaries.

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

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 replaces Accounting Principles Board Opinion ("APB") No. 15 and simplifies the computation of earnings per share ("EPS") by replacing the presentation of primary EPS with a presentation of basic EPS. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from securities that could share in the earnings of the company, similar to fully diluted EPS under APB No. 15. The Statement requires dual presentation of basic and diluted EPS by entities with complex capital structures. FMC will adopt SFAS No. 128 for the financial statements for the year ended December 31, 1997. Had the company calculated earnings per share under the new Statement, basic EPS and diluted EPS would have been as follows:

                                                            1996 Earnings from
                                   1997 Net Income         Continuing Operations       1996 Net Income
                             --------------------------  -------------------------  ---------------------
                                  Basic       Diluted       Basic       Diluted       Basic     Diluted
                                   EPS          EPS          EPS          EPS          EPS        EPS
                             -------------  -----------  -----------  ------------  ---------  ----------
Quarter ended June 30             $1.95        $1.90        $1.55         $1.51      $1.52       $1.48
                                  =====        =====        =====         =====      =====       =====
Six-month period ended
 June 30                          $3.03        $2.95        $3.09         $3.00      $3.02       $2.93
                                  =====        =====        =====         =====      =====       =====

Year ended December 31,
 1996                                                       $5.89         $5.73      $5.69       $5.54
                                                            =====         =====      =====       =====


SFAS No. 130, "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The company is evaluating the Statement's provisions to conclude how it will present comprehensive income in its financial statements, and has not yet determined the amounts to be disclosed. FMC will adopt SFAS No. 130 effective January 1, 1998.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. The company is evaluating the new Statement's provisions to determine the additional disclosures required in its financial statements, if any. FMC will adopt SFAS No. 131 effective January 1, 1998.

Note 4:  Discontinued Operations
--------------------------------
On July 15, 1996, FMC's management approved a plan to dispose of shares of FMC Gold Company through a secondary offering of substantially all of FMC's interest following a reincorporation of FMC Gold Company in Canada under the name Meridian Gold Inc. In connection with the approval of the plan of disposal, beginning in the second quarter of 1996, the operations constituting the Precious Metals segment have been accounted for as a discontinued operation.

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

The sale is subject to recourse (not to exceed Cdn$42.7 million) to the extent the final installment payments of Cdn$2.50 per share, due July 31, 1997, are not paid to Bank of Nova Scotia ("Bank") by the purchasers of the shares. Such installment obligations are secured by stock of Meridian Gold Inc. The closing price of Meridian Gold Inc. stock on July 31, 1997 was Cdn$6.04. As a result, the company does not expect the Bank to seek significant recourse from FMC.

Sales of the Precious Metals segment for the three-month and six-month periods ended June 30, 1996 were $18.3 million and $36.1 million, respectively.

Reserves for discontinued operations at June 30, 1997 and December 31, 1996, respectively, were $175 million and $191 million. At June 30, 1997 and December 31, 1996, $4 million of the reserves related to liabilities associated with the sale of FMC Gold Company, and the remainder related to operations discontinued between 1976 and 1984. See Note 3 to the company's December 31, 1996 financial statements and Note 6 below.

Note 5:  Business Combinations and Divestitures
-----------------------------------------------
Acquisition of Frigoscandia Equipment Holding AB In June 1996, FMC acquired all of the common shares of Frigoscandia Equipment Holding AB ("Frigoscandia"), a wholly-owned subsidiary of ASG AB, for approximately $165 million plus transaction costs and debt assumed. Frigoscandia is a leading worldwide manufacturer of freezers, ovens, fryers and other equipment for the food processing industry. Frigoscandia's operations are included in the company's Machinery and Equipment segment.

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

The company has provided reserves for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $247 million and $264 million, before recoveries, have been provided at June 30, 1997 and December 31, 1996, respectively, of which $106 million and $117 million are included in the reserve for discontinued operations at June 30, 1997 and December 31, 1996, respectively. The company's total environmental reserves include approximately $228 million and $242 million for remediation activities and $19 million and $22 million for remedial investigation/feasibility study costs at June 30, 1997 and December 31, 1996, respectively. In addition, the company has estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $150 million at June 30, 1997.

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

The liability arising from potential environmental obligations that has not been reserved for at this time may be material to any one quarter's or year's results of operations in the future. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a material adverse effect on the company's liquidity or financial condition and may be satisfied over the next 20 years or longer.

An environmental inspection was conducted in July 1993 at FMC's Phosphorus Chemicals Division plant in Pocatello, Idaho. In August 1994, the United States EPA (Region 10) (the "EPA") formally notified FMC of a number of alleged violations of the RCRA and related environmental regulations governing the management of hazardous waste storage and treatment units without interim status, the failure to submit timely closure plans, the failure to comply with related reporting requirements and the existence of several other improper treatment and disposal practices. Although there are no legal proceedings pending at this time, FMC has been advised that the matter has been referred to the United States Department of Justice for an evaluation of whether to file a civil enforcement action. If such a civil action is filed, the government is likely to demand both injunctive relief and civil penalties. FMC is seeking to settle this matter in advance of litigation. Management believes that the ultimate resolution of this matter will not likely have a material adverse effect on FMC's liquidity, results of operations or financial condition.

In a separate matter, the EPA issued a draft risk assessment on August 17, 1995 for the Eastern Michaud Flats Superfund site, which includes FMC's Pocatello phosphorus facility, identifying potential risks from contamination potentially associated with FMC. Release of the Risk Assessment allowed FMC to complete a draft of the Remedial Investigation documenting the nature and extent of contamination from the site. The company submitted its draft Remedial Investigation on September 28, 1995. On April 21, 1997, the EPA issued for public comment its proposed remediation plan for the site. The EPA's preferred remediation alternative is a combination of capping, surface runoff controls and institutional controls for soils, and extraction and recycling for hydraulic control of groundwater. While the company is still reviewing the EPA's proposed plans, FMC believes its existing reserve of approximately $72 million for future environmental costs at the Eastern Michaud Flats site adequately provides for the estimated costs of known site remediation issues.

To ensure FMC is held responsible only for its equitable share of site remediation costs, FMC has initiated, and will continue to initiate, legal proceedings for contributions from other PRPs, and for a determination of coverage against its comprehensive general liability insurance carriers. Approximately $113 million of recoveries ($44 million as other assets and $69 million as an offset to the reserve for discontinued operations) and approximately $115 million of recoveries ($45 million as other assets and $70 million as an offset to the reserve for discontinued operations), have been recorded as probable realization on claims against third parties at June 30, 1997 and December 31, 1996, respectively. The majority of recorded assets related to recoveries from PRPs are associated with insurance companies and existing contractual arrangements with U.S. government agencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS
          ---------------------------------------------------------------

                       LIQUIDITY AND FINANCIAL CONDITION
                       ---------------------------------

Total cash and cash equivalents at June 30, 1997 and December 31, 1996 were $105.6 million and $74.8 million, respectively. As of June 30, 1997, the company had total borrowings of $1.7 billion, down from $1.8 billion at December 31, 1996. The decrease in debt resulted primarily from lower capital and acquisition spending. Decreases in commercial paper borrowings of $271 million (net of discount) were partially offset by $145 million of new advances under the five-year revolving credit agreement. The company has $750 million in committed credit facilities consisting of a $300 million, 364 day non-amortizing revolving credit agreement due in December 1997 and a $450 million, five-year non-amortizing revolving credit agreement due in December 2001. As of June 30, 1997, the company had advances under the five-year revolving credit agreement of $145 million and commercial paper borrowings (supported by committed credit facilities) of $120 million.

In 1995, the company filed a universal shelf registration under which $500 million of debt and/or equity securities may be offered. As discussed in Note 2 to the consolidated financial statements, in July 1996, the company issued $100 million of 7.75% Senior Debentures due in 2011 for net proceeds of $98.2 million. The net proceeds were used to reduce variable rate short-term debt. In January 1997, the company registered $400 million of medium-term debt securities pursuant to the universal shelf registration under which, on January 29, 1997, the company issued $45 million of 7.32% notes due in 2007. The net proceeds of $44.7 million were used to retire short-term borrowings. Also under the medium-term debt registration, the company issued $25 million of notes due in 2002 at rates of 7.20% and 7.21% on May 2, 1997. The net proceeds of $24.9 million were also used to retire short-term debt.

Capital and acquisition spending of $168 million for the six months ended June 30, 1997 decreased $241 million versus the first half of 1996. The decrease is primarily driven by lower capital spending in the company's chemical businesses and the absence of acquisition spending. During 1996, FMC completed expansions of the Green River soda ash facility and the Bayport, Texas hydrogen peroxide plant and substantially completed construction of a plant to manufacture a new family of herbicides. Development of a new lithium resource in Argentina is expected to continue through late 1997. In addition, in June 1996 FMC acquired Frigoscandia Equipment Holding AB. There were no acquisitions in the first half of 1997. The company continues to evaluate potential acquisitions on an ongoing basis.

Expected cash requirements for the remainder of 1997 include approximately $150 million to $200 million for planned capital expenditures, excluding potential acquisitions, and net after-tax interest payments of approximately $35 million based on current debt levels and interest rates. The company may also from time to time reacquire shares of its own stock. Cash to meet these requirements will be provided primarily by the company's operations and, if necessary, by existing cash balances and available short- or long-term credit sources.

The company's ratios of earnings to fixed charges were 3.5x and 4.0x for the six months ended June 30, 1997 and 1996, respectively. The decrease in the six-month ratio from 1996 to 1997 primarily reflects the higher interest charges resulting from increased borrowings.

The company's foreign currency translation adjustment increased from $65.5 million at December 31, 1996 to $113.0 million at June 30, 1997 primarily as a result of the weakening of the Spanish peseta, Belgian franc and Norwegian krone.

                             RESULTS OF OPERATIONS
                             ---------------------

              Second Quarter 1997 Compared to Second Quarter 1996
              ---------------------------------------------------

                       Industry Segment Data (Unaudited)
                       ---------------------------------
                                 (In millions)





                                                        Three Months Ended
                                                             June 30
                                                        ------------------
                                                        1997        1996
                                                        ----        ----

Sales
-----

          Performance Chemicals                      $  374.1    $  345.2
          Industrial Chemicals                          262.6       264.4
          Machinery and Equipment                       504.8       371.4
          Defense Systems                               321.1       277.0
          Eliminations                                   (7.2)       (7.3)
                                                     --------    --------
                                                     $1,455.4    $1,250.7
                                                     ========    ========
Income from continuing operations
---------------------------------
before income taxes
-------------------

          Performance Chemicals                      $   57.6   $   61.3
          Industrial Chemicals                           41.4       32.5
          Machinery and Equipment                        31.2       18.4
          Defense Systems                                25.6       18.3
                                                     --------   --------
          Operating profit                              155.8      130.5

          Corporate                                     (22.8)     (22.3)
          Net interest expense                          (28.7)     (22.7)
          Other income and (expense), net                (1.9)      (6.2)
                                                     --------   --------
                                                     $  102.4   $   79.3
                                                     ========   ========


Business segment results are presented net of minority interests, reflecting only FMC's share of earnings. Minority interests in 1997 and 1996 were $21.5 million and $12.0 million, respectively, of which $18.6 million and $9.3 million, respectively, pertain to Defense Systems. The corporate line primarily includes staff expenses, and other income and expense consists of all other corporate items.

General
-------

Sales of $1.5 billion increased 16 percent from last year's quarter, driven primarily by strong growth in Machinery and Equipment (primarily due to higher sales of petroleum equipment and the acquisition of Frigoscandia Equipment Holding AB) and Defense Systems. Second quarter 1997 segment earnings (net of minority interests) were $156 million, compared with $131 million (net of minority interests) in the 1996 quarter. Earnings increased primarily as a result of the increase in sales, partially offset by higher manufacturing costs associated with the start-up process at the sulfentrazone plant. Net interest expense of $29 million increased from $23 million in last year's period due to higher debt levels associated with previous acquisitions and capital expenditures. Income from continuing operations increased to $73 million, or $1.90 per share, in the second quarter of 1997 from $57 million, or $1.51 per share, in the second quarter of 1996. In the second quarter of 1997, net income was $73 million and earnings per share were $1.90, compared with $56 million and $1.48, respectively, in last year's period.

Performance Chemicals
---------------------

Performance Chemicals sales of $374 million increased 8 percent from $345 million in last year's period, driven primarily by higher volumes of agricultural products in North America and Europe. Earnings of $58 million decreased from $61 million in last year's second quarter, primarily as a result of lower earnings on agricultural products, partially offset by increases in earnings from food ingredients and pharmaceutical products.

Sales of agricultural products increased in 1997 primarily due to the new microencapsulated Command herbicide in North America and Europe, the initial introduction of Authority herbicide in the North American market, and the introduction of FMC's second new herbicide, carfentrazone-ethyl, in Europe. However, earnings from agricultural products decreased, reflecting manufacturing costs associated with the start-up process at the sulfentrazone plant and price weakness in the specialty termiticide markets. The company continues to resolve the production issues at the new sulfentrazone plant and expects increased production during 1998.

Sales and earnings of food ingredients increased in the second quarter of 1997. The introduction of new products remains ahead of schedule.

Sales and earnings of lithium products increased slightly in second quarter 1997. The company has experienced construction-related difficulties at the new lithium carbonate plant in Argentina which have delayed the plant start-up and increased capital spending. The company expects initial production at the new lithium carbonate plant to begin in the fourth quarter of 1997. The company anticipates that the new plant technology will result in cost reduction; however, the market price decline for lithium carbonate, which was driven by increased foreign competition, will continue to depress prices for at least the short term.

Sales of pharmaceutical products during the second quarter of 1997 remained substantially unchanged from the second quarter of 1996. However, earnings increased primarily due to a reduction in raw material prices.

Industrial Chemicals
--------------------

Industrial Chemicals sales of $263 million remained substantially unchanged from $264 million in last year's period, primarily reflecting the decrease in FMC Foret translated sales as a result of the strengthening of the U.S. dollar against the Spanish peseta and lower prices on peroxygen products, partially offset by higher phosphorus, peroxygen and soda ash volumes. Earnings of $41 million increased 27 percent from $33 million in the 1996 quarter due to increases in earnings across all product lines except at FMC Foret, which was affected by the strengthening of the U.S. dollar against the Spanish peseta.

Second quarter 1997 sales of alkali products increased slightly over second quarter 1996 sales due to an increase in domestic and foreign soda ash volumes from the continuing fill-out of FMC's recent expansion, partly offset by lower prices. Earnings of alkali products in the second quarter of 1997 also increased over second quarter 1996. Earnings were favorably affected by lower costs at the company's Green River, Wyoming, operation. Management is optimistic that 1998 domestic soda ash prices will be favorably impacted by expected increases in demand for U.S. soda ash.

Phosphorus sales and earnings increased in the second quarter of 1997 due to higher volumes and improved operating performance.

Peroxygen sales increased slightly from the year-ago period. Earnings also increased compared with the 1996 second quarter due to higher hydrogen peroxide volumes and the absence in 1997 of expenses associated with new plant construction, partially offset by lower prices on peroxygen products.

FMC Foret's sales volumes increased from the prior year; however, sales decreased from second quarter 1996 primarily as a result of the strengthening of the U.S. dollar against the Spanish peseta. Earnings also decreased from second quarter 1996 due to the strengthening of the U.S. dollar against the Spanish peseta, partially offset by improved manufacturing performance.

Machinery and Equipment
-----------------------

Machinery and Equipment sales of $505 million increased 36 percent from $371 million in the 1996 quarter, and profits of $31 million increased 70 percent from $18 million in the prior-year period. These results reflect improvements in the petroleum equipment business and the addition of Frigoscandia, which was acquired at the end of the 1996 second quarter.

Petroleum equipment sales increased significantly in second quarter 1997, primarily due to increased sales of wellhead equipment and subsea systems. Earnings also increased significantly as a result of higher sales and improved margins. The company and Shell Offshore recently announced that they have begun production from an FMC subsea tree at a world record water depth of 5,300 feet as part of the Mensa project in the Gulf of Mexico. Additionally, sales and earnings of energy transportation and measurement equipment in the second quarter of 1997 also increased from the 1996 period due to the timing of several large orders.

Sales and earnings of airport products increased in second quarter 1997 from second quarter 1996 due to continued market strength.

Food machinery sales and earnings increased significantly from second quarter 1996 as a result of the acquisition of Frigoscandia, which was acquired at the end of the 1996 second quarter, as well as improvements at other food processing equipment operations.

Defense Systems
---------------

Defense Systems sales of $321 million increased 16 percent from $277 million in the year-ago period. Profits of $26 million, net of minority interest, increased compared with $18 million, net of minority interest, in the prior-year period. Increased international sales of ground systems was the primary source of the increased sales and profits.

The Paladin production operation experienced a rise in sales reflecting higher vehicle deliveries in the second quarter of 1997 compared with the same period in 1996. Earnings also increased in 1997 on the strength of higher sales.

Corporate
---------

Corporate expenses in the second quarter 1997 remained substantially unchanged from last year's quarter.

Net Interest Expense
--------------------

Net interest expense in the quarter increased to $29 million from $23 million in last year's period, reflecting higher debt levels associated with previous acquisitions and capital expenditures.

Other Income and Expense
------------------------

Other expenses decreased $4 million from 1996's quarter, largely due to lower LIFO expense and FMC Foundation expenses.

Effective Tax Rates
-------------------

The effective tax rates for the quarters ended June 30, 1997 and 1996 were 29 percent and 28 percent, respectively. The increase in 1997 is primarily due to a change in business mix.

Order Backlog
-------------

FMC's backlog of unfilled orders as of June 30, 1997 and December 31, 1996 was $2.5 billion. Machinery and Equipment backlog of $1.0 billion increased from $923 million at the end of 1996. Most product lines showed an increase in backlog, the largest increase as a result of the strengthening of the airport products market. Defense backlog was $1.5 billion at the end of the quarter, down from $1.6 billion at December 31, 1996. The decrease in backlog reflects the completion of vehicle sales. Backlogs are not reported for Industrial Chemicals or Performance Chemicals due to the nature of these businesses.

                             RESULTS OF OPERATIONS
                             ---------------------

                  Six Months 1997 Compared to Six Months 1996
                  -------------------------------------------

                       Industry Segment Data (Unaudited)
                       ---------------------------------
                                 (In millions)

                                        Six Months Ended
                                            June 30
                                       -------------------
                                       1997           1996
                                       ----           ----
Sales
-----
 Performance Chemicals                 $  671.5   $  649.3
 Industrial Chemicals                     498.1      506.3
 Machinery and Equipment                  971.8      694.3
 Defense Systems                          608.6      510.1
 Eliminations                             (14.2)     (15.0)
                                       --------   --------
                                       $2,735.8   $2,345.0
                                       ========   ========


Income from continuing operations
---------------------------------
before income taxes
-------------------
 Performance Chemicals                 $   87.5   $  100.2
 Industrial Chemicals                      76.6       71.0
 Machinery and Equipment                   47.7       31.8
 Defense Systems                           56.6       55.2
                                       --------   --------
 Operating profit                         268.4      258.2

 Corporate                                (46.1)     (45.8)
 Net interest expense                     (58.8)     (45.3)
 Other income and (expense), net           (4.8)      (7.8)
                                       --------   --------
                                       $  158.7   $  159.3
                                       ========   ========

Business segment results are presented net of minority interests, reflecting only FMC's share of earnings. Minority interests in 1997 and 1996 were $40.6 million and $35.5 million, respectively, of which $35.4 million and $31.4 million, respectively, pertain to Defense Systems. The corporate line primarily includes staff expenses, and other income and expense consists of all other corporate items.

Sales of $2.7 billion in the first half of 1997 increased 17 percent from the 1996 period primarily as a result of increases in petroleum equipment sales, defense products sales, and the addition of Frigoscandia Equipment, which was acquired at the end of the 1996 second quarter. Segment earnings increased to $268 million in the first half of 1997 from $258 million in 1996, primarily as a result of increased sales, partially offset by lower earnings from agricultural products reflecting manufacturing and marketing costs associated with the new Authority herbicide, and lower dividend income from the company's joint venture in Turkey. Corporate expenses of $46 million were in line with the first half of 1996. Net interest expense increased to $59 million from $45 million in 1996, reflecting higher debt levels associated with previous acquisitions and capital expenditures. Other expenses decreased primarily as a result of lower LIFO expense and FMC Foundation expenses.

Income from continuing operations before income taxes remained substantially unchanged from $159 million in the first half of 1996. Income from continuing operations decreased to $113 million, or $2.95 per share, in the first half of 1997 from $114 million, or $3.00 per share, in the 1996 period. In the first half of 1997, net income was $113 million and earnings per share were $2.95, compared with $112 million and $2.93, respectively, in last year's period.

Performance Chemicals sales of $671 million rose 3 percent compared with $649 million in last year's period and profits of $88 million declined compared with $100 million in the first half of 1996. Although sales increased along most product lines, profits declined, reflecting higher marketing and manufacturing costs associated with the start-up process at the sulfentrazone plant.

Industrial Chemicals sales decreased 2 percent to $498 million while profits increased 8 percent to $77 million versus last year's first half. The decrease in sales was due to lower sales volumes of phosphorus products, lower prices for peroxygen products and the negative impact of the strengthening of the U.S. dollar against the Spanish peseta on FMC Foret sales, partially offset by an increase in shipments of FMC Foret and alkali products. However, the increase in earnings was due to improved operating performance on phosphorus and alkali products, partially offset by lower sales and the negative impact of the strengthening of the U.S. dollar against the Spanish peseta on FMC Foret's performance.

Machinery and Equipment sales of $972 million rose 40 percent from $694 million, and profits increased 50 percent to $48 million from $32 million. These results reflect improvements in the petroleum equipment and airport products businesses, the addition of Frigoscandia Equipment, which was acquired at the end of the 1996 second quarter, and improvements at other food processing equipment operations.

Defense Systems sales were $609 million for the first half of 1997 compared with $510 million for the same period last year, reflecting higher volumes. Profits, net of minority interest, totaled $57 million in the first half of 1997 compared to profits of $55 million, net of minority interest, for the same period in 1996. The increase in profits reflects the increase in sales, partially offset by the reduction in the dividend from the company's joint venture in Turkey due to delayed sales caused by a plant fire in 1996. Income from the Turkish joint venture is recognized as dividends and royalties are received.

The effective tax rates for the six-month periods ended June 30, 1997 and 1996 were 29 percent and 28 percent, respectively. The increase in 1997 is primarily the result of a change in business mix.

Forward Looking Statements - Safe Harbor Provisions
---------------------------------------------------

This report contains certain forward looking statements which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the section "Forward Looking Statements -- Safe Harbor Provisions" in Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, which lists important factors, including risks associated with significant price competition, higher ingredient and raw material prices or shortages of such commodities, risks associated with new product introductions (including the potential for unanticipated delays or cost overruns in connection with introductions of new products and the development of new manufacturing processes), and risks relating to general economic conditions, that could cause actual results to differ materially from those discussed in this report.



                       INDEPENDENT ACCOUNTANTS' REPORTS
                       --------------------------------

A report by KPMG Peat Marwick LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended June 30, 1997 is included on page 18.

A report by Ernst and Young LLP, United Defense Limited Partnership's independent accountants, on the financial statements referred to by KPMG Peat Marwick LLP in its report noted above is included on page 19.

SIGNATURE

            Independent Accountants' Report
            -------------------------------


The Board of Directors
FMC Corporation:



We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of June 30, 1997, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996 and the consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the company's management.

We were furnished with the report of other accountants on their reviews of the interim financial information of United Defense, L.P., whose total assets as of June 30, 1997 and December 31, 1996 constituted 13 percent and whose revenues for the three-month and six-month periods ended June 30, 1997 and 1996 constituted 22 percent of the related consolidated totals.

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

Based on our reviews and the report of other accountants, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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



/s/ KPMG Peat Marwick LLP
Chicago, Illinois
July 16, 1997

SIGNATURE

               Independent Accountants' Review Report
               --------------------------------------


Partners
United Defense, L. P.
Arlington, Virginia



We have reviewed the balance sheet of United Defense, L.P. as of June 30, 1997, and the related statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, the statements of cash flows for the six-month periods ended June 30, 1997 and 1996 and the statement of partners' capital for the six-month period ended June 30, 1997. These financial statements (not presented separately in the FMC Corporation Form 10-Q for the quarter ended June 30, 1997) are the responsibility of the Partnership's management.

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

Washington, D.C.
July 15, 1997

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

Registrant's Annual Meeting of Stockholders was held on April 18, 1997. At the meeting, stockholders voted on (i) the election of four directors; and (ii) ratification of the appointment of KPMG Peat Marwick LLP as the Registrant's independent auditors for 1997. Voting on each such matter was as follows:


                                   Votes     Votes    Withheld/    Broker
                                    For      Against  Abstentions  Non-Votes
                                   -----     -------  -----------  ---------
1. Election of Directors:

  L. D. Brady                   33,791,458         -      565,151          -
  P. A. Buffler                 33,817,491         -      538,818          -
  A. J. Costello                33,811,776         -      544,833          -
  C. Yeutter                    33,811,833         -      544,776          -

2. Ratification of Auditors     34,208,444    85,025            -          -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

  (a) Exhibits
      --------

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

      12           Statement re: computation of ratios of
                   earnings to fixed charges

      15           Letters re: unaudited interim financial
                   information

      27           Financial data schedule

     (b) Reports on Form 8-K
         -------------------

     Form 8-K dated April 17, 1997 describing the company's results for the first quarter of 1997.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FMC CORPORATION
                                    ---------------
                                    (Registrant)



Date:  August 5, 1997            /s/ Ronald D. Mambu
     ----------------            -----------------------------------------------
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