Form 10-Q
period 1997-09-30
FMC CORP
filed 1997-11-14
CIK 37785

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997
                                      or
( )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

              For the transition period from _______ to ________

                         Commission File Number 1-2376

                                FMC Corporation
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                       94-0479804
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

              200 East Randolph Drive, Chicago, Illinois    60601
--------------------------------------------------------------------------------

                                (312) 861-6000
--------------------------------------------------------------------------------
                        (Registrant's telephone number,
                             including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X     No
                      ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at September 30, 1997
----------------------------------------  ---------------------------------

Common Stock, par value $0.10 per share               36,797,851

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------
FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Income (Unaudited)
---------------------------------------------
(In millions, except per share data)

                                        Three Months             Nine Months
                                     Ended September 30       Ended September 30
                                     ------------------       ------------------
                                       1997      1996           1997      1996
                                     --------  --------       --------  --------
Revenue:
     Sales                           $1,059.4  $1,023.8       $3,186.6  $2,858.7
     Other revenue                       15.3      10.0           43.4      34.6
                                     --------  --------       --------  --------
      Total revenue                   1,074.7   1,033.8        3,230.0   2,893.3
                                     --------  --------       --------  --------

Costs and expenses:
     Cost of sales                      779.3     744.4        2,363.0   2,087.7
     Selling, general and
      administrative expenses           148.4     145.4          465.7     420.0
     Research and development            43.8      45.1          126.8     128.4
                                     --------  --------       --------  --------
      Total costs and expenses          971.5     934.9        2,955.5   2,636.1
                                     --------  --------       --------  --------

Income from continuing operations
  before net interest expense,
  minority interests and income
  taxes                                 103.2      98.9          274.5     257.2
     Minority interests                   2.9       3.7            8.1       7.9
     Net interest expense                27.8      25.6           86.6      70.9
                                     --------  --------       --------  --------

Income from continuing operations
  before income taxes                    72.5      69.6          179.8     178.4
Provision for income taxes               17.4      18.2           42.9      46.7
                                     --------  --------       --------  --------

Income from continuing operations        55.1      51.4          136.9     131.7

Discontinued operations, net of
  income taxes (Note 4)                   7.8       3.2           38.7      34.4
                                     --------  --------       --------  --------

Net income                           $   62.9  $   54.6       $  175.6  $  166.1
                                     ========  ========       ========  ========

Earnings per common share:
  Continuing operations              $   1.43  $   1.35       $   3.58  $   3.46
  Discontinued operations                0.20      0.09           1.01      0.91
                                     --------  --------       --------  --------

  Net income per common share        $   1.63  $   1.44       $   4.59  $   4.37
                                     ========  ========       ========  ========

Average number of shares                 38.4      38.1           38.3      38.0
                                     ========  ========       ========  ========


 See accompanying notes to consolidated financial statements.

PAGE 3

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Balance Sheets
---------------------------
(In millions, except share and per share data)         September 30
                                                           1997          December 31
                                                       (Unaudited)          1996
                                                       -------------     -----------
Assets:
Current assets:
     Cash and cash equivalents                           $   85.9         $   74.8
     Trade receivables, net of allowance
      for doubtful accounts of $11.2 in
      1997 and $10.8 in 1996                                837.6            913.7
     Inventories                                            557.1            497.3
     Other current assets                                   153.3            190.2
     Deferred income taxes                                   58.8             86.8
                                                         --------         --------
Total current assets                                      1,692.7          1,762.8

Investments                                                  31.5             54.5
Net assets of discontinued operations (Note 4)              117.4            113.5

Property, plant and equipment at cost                     3,842.0          3,766.8
     Less -- accumulated depreciation                     2,001.8          1,932.3
                                                         --------         --------
     Net property, plant and equipment                    1,840.2          1,834.5
Goodwill and intangible assets                              441.1            471.7
Other assets                                                191.0            155.2
Deferred income taxes                                        72.6             75.2
                                                         --------         --------
Total assets                                             $4,386.5         $4,467.4
                                                         ========         ========

Liabilities and Stockholders' Equity:
Current liabilities:
     Short-term debt (Note 2)                            $  354.7         $  555.6
     Accounts payable, trade and other                      569.5            538.7
     Accrued and other current liabilities                  500.6            435.1
     Current portion of long-term debt (Note 2)               3.6             10.4
     Income taxes payable                                    38.0             51.0
                                                         --------         --------
Total current liabilities                                 1,466.4          1,590.8

Long-term debt, less current portion (Note 2)             1,325.8          1,268.4
Accrued pension and other postretirement
    benefits, less current portion                          233.4            266.6
Reserve for discontinued operations (Note 4)                160.4            191.4
Other liabilities                                           216.8            236.9
Minority interests in consolidated companies                 58.1             57.5
Stockholders' equity:
     Preferred stock, no par value, authorized
      5,000,000 shares; no shares issued in
      1997 or 1996                                              -                -
     Common stock, $0.10 par value, authorized
      60,000,000 shares; issued 37,822,942
      shares in 1997 and 37,480,854 shares in 1996            3.8              3.7
     Capital in excess of par value of common stock         137.8            120.1
     Retained earnings                                      982.4            806.8
     Foreign currency translation adjustment               (129.8)           (65.5)
     Treasury stock, common, at cost; 1,025,091
      shares in 1997 and 300,427 shares in 1996             (68.6)            (9.3)
                                                         --------         --------
   Total stockholders' equity                               925.6            855.8
                                                         --------         --------
Total liabilities and stockholders' equity               $4,386.5         $4,467.4
                                                         ========         ========

See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------
(In millions)

                                                             Nine Months
                                                         Ended September 30
                                                         ------------------
                                                           1997      1996
                                                           ----      ----

Reconciliation from income from continuing operations to cash provided (required) by operating activities of continuing operations:

Income from continuing operations                         $136.9    $131.7

Adjustments for non-cash components of
  income from continuing operations:
     Depreciation and amortization                         180.6     163.9
     Deferred income taxes                                  25.6     (19.4)
     Equity in net earnings of affiliates                   (4.8)     (5.3)
     Minority interests                                      8.1       7.9
     Other                                                 (32.3)      4.3

(Increase) decrease in assets:
     Trade receivables                                      76.1     (72.7)
     Inventories                                           (59.8)   (141.5)
     Other current assets, intangible and other assets      16.7    (228.2)

(Decrease) increase in liabilities:
     Accounts payable, accrued and other
      current liabilities and other liabilities             55.5      83.8
     Income taxes payable                                   (8.1)      8.5
     Accrued pension and other
      postretirement benefits, net                         (10.8)    (19.2)
                                                          ------    ------

Cash provided (required) by operating activities
  of continuing operations                                $383.7    $(86.2)
                                                          ======    ======



See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------
(In millions)

                                                              Nine Months
                                                          Ended September 30
                                                        -----------------------
                                                          1997           1996
                                                        --------       --------
Cash provided (required) by operating activities
 of continuing operations                                $ 383.7       $ (86.2)
                                                         -------       -------

Cash provided by discontinued operations                     3.9         125.5
                                                         -------       -------

Cash provided (required) by investing
 activities:
     Capital spending                                     (227.5)       (378.1)
     Disposal of property, plant and
      equipment                                             44.1          33.7
     Decrease in investments                                27.9           7.3
                                                         -------       -------
                                                          (155.5)       (337.1)
                                                         -------       -------

Cash provided (required) by financing
 activities:
     Net (reduction) increase in commercial paper
      borrowings                                          (333.9)        280.2
     Decrease in other short-term debt                    (200.9)        (55.6)
     Net borrowings under credit facilities                319.7          40.2
     Repayment of long-term debt                           (19.0)        (31.0)
     Net proceeds from issuance of long-term debt           69.6          99.0
     Distributions to limited partners                      (7.9)         (7.0)
     Repurchases of common stock                           (59.3)         (0.1)
     Exercises of common stock options and other, net       17.7          18.7
                                                         -------       -------
                                                          (214.0)        344.4
                                                         -------       -------

Effect of exchange rate changes on cash
 and cash equivalents                                       (7.0)         (0.9)
                                                         -------       -------

Increase in cash and cash equivalents                       11.1          45.7

Cash and cash equivalents, beginning
 of year                                                    74.8          70.9
                                                         -------       -------

Cash and cash equivalents, end of period                 $  85.9       $ 116.6
                                                         =======       =======

Supplemental disclosure of cash flow information:

Cash paid for interest, net of amounts capitalized, was $74.5 million and $68.5 million, and cash paid for income taxes, net of refunds, was $30.8 million and $35.3 million for the nine-month periods ended September 30, 1997 and 1996, respectively.



See accompanying notes to consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

Note 1:  Financial Information and Accounting Policies

The consolidated balance sheet of FMC Corporation ("FMC" or "the company") as of September 30, 1997, and the related consolidated statements of income and of cash flows for the interim periods ended September 30, 1997 and 1996 have been reviewed by FMC's independent accountants. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results of operations for the full year.

Prior-period amounts have been reclassified to conform with the current period's presentation, including the reclassification of operations constituting the Defense Systems segment as a discontinued operation (Note 4).

The company's accounting policies are set forth in Note 1 to the company's financial statements for June 30, 1997 which are included in the company's June 30, 1997 Form 10-Q and Note 1 to the company's 1996 financial statements which are incorporated by reference in the company's 1996 Annual Report on Form 10-K.

Note 2:  Debt

The company has $750 million in committed facilities consisting of a $300 million, 364-day non-amortizing revolving credit agreement due in December 1997 and a $450 million, five-year non-amortizing revolving credit agreement due in December 2001. As of September 30, 1997, the company had advances of $133 million under the five-year revolving credit agreement and no borrowings under the 364-day revolving credit agreement. No amounts were outstanding under these facilities at December 31, 1996.

In November 1995, the company commenced a short-term commercial paper program supported by the committed facilities. Outstanding commercial paper borrowings totaled $70.9 million at September 30, 1997 ($390.6 million at December 31,
1996).

Committed credit available under the revolving credit facilities provides management with the ability to refinance a portion of its debt on a long-term basis and, as it is management's intent to do so, $70.9 million of outstanding commercial paper and $246.1 million of borrowings under uncommitted U.S. credit facilities have been classified as long-term debt at September 30, 1997. At December 31, 1996, $390.6 million of outstanding commercial paper and $59.4 million of borrowings under uncommitted U.S. credit facilities were classified as long-term debt.

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

Short-term debt at September 30, 1997 and December 31, 1996 includes $122.8 million and $300.2 million, respectively, of advances under uncommitted U.S. credit facilities. The remaining amount of short-term debt consists of borrowings by FMC's foreign subsidiaries.

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

                        Quarter ended             Nine-month period
                        September 30,            ended September 30,         Year ended
                       --------------            -------------------         December 31,
                        1997     1996               1997      1996               1996
                        ----     ----               ----      ----           ------------
Earnings from
 continuing
 operations:
  Basic EPS            $1.48    $1.39               $3.68     $3.56             $4.40
                       =====    =====               =====     =====             =====
  Diluted EPS          $1.43    $1.35               $3.58     $3.46             $4.28
                       =====    =====               =====     =====             =====

Net income:
  Basic EPS            $1.69    $1.47               $4.72     $4.49             $5.69
                       =====    =====               =====     =====             =====
  Diluted EPS          $1.63    $1.44               $4.59     $4.37             $5.54
                       =====    =====               =====     =====             =====

SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The company is evaluating the Statement's provisions to conclude how it will present comprehensive income in its financial statements, and has not yet determined the amounts to be disclosed. FMC will adopt SFAS No. 130 effective January 1, 1998.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. The company is evaluating the new Statement's provisions to determine the additional disclosures required in its financial statements. FMC will adopt SFAS No. 131 effective January 1, 1998.

Note 4: Discontinued Operations and Subsequent Event

Sale of Precious Metals Operations. On July 15, 1996, FMC's management approved a plan to dispose of shares of FMC Gold Company through a secondary offering of substantially all of FMC's interest following a reincorporation of FMC Gold Company in Canada under the name Meridian Gold Inc. In connection with the approval of the plan of disposal, beginning in the second quarter of 1996, the operations constituting the Precious Metals segment have been accounted for as a discontinued operation.

Upon completion of the reincorporation and offering in the third quarter of 1996 and the sale of outstanding rights to receive installment payments, FMC received gross cash proceeds, including a dividend of $0.02 per share, of $210.7 million. The collection of installment payments was completed by Bank of Nova Scotia during the third quarter of 1997, and FMC is no longer subject to recourse with respect thereto. Amounts owing to FMC Gold Company totaling $79.2 million, and transaction and other related costs aggregating $23.3 million were paid from proceeds or accrued pending payment. FMC recorded a pretax gain of $9.4 million on the disposal of FMC Gold Company during the third quarter of 1996.

Sales of the Precious Metals segment for the one-month and seven-month periods ended July 31, 1996 were $5.2 million and $41.3 million, respectively.

Sale of Defense Operations (Subsequent Event). On August 25, 1997, FMC, Harsco Corporation, Harsco UDLP Corporation (together with Harsco Corporation, "Harsco"), and Iron Horse Acquisition Corp., an affiliate of The Carlyle Group ("Carlyle"), signed a definitive agreement for the sale of United Defense, L.P. ("United Defense" or "UDLP") and certain other assets to Carlyle for approximately $850 million. The transaction closed on October 6, 1997.

FMC was the managing general partner and 60 percent owner of United Defense, which was formed in 1994 by combining FMC's Defense Systems Group with Harsco's BMY Combat Systems Division. Harsco owned the remaining 40 percent of UDLP. United Defense supplies ground combat and naval weapons systems for the U.S. and military customers around the world.

The gross sale proceeds to FMC and Harsco consist of approximately $800 million cash, to be adjusted based on certain audited closing balance sheet items as of October 6, 1997, and a $50 million note payable to FMC by Carlyle after finalizing certain international joint-venture agreements. Of the estimated proceeds, FMC will receive $460 million cash (subject to adjustment) and the note, which FMC expects to collect in 1998.

In addition to its interest in the UDLP joint-venture, FMC also sold to Carlyle as part of UDLP its wholly owned Corporate Technology Center ("CTC"). FMC also agreed to contract for certain research services with CTC in the future. FMC also transferred approximately 94 of its CTC, corporate legal and defense audit staff to UDLP in conjunction with the disposition of UDLP. These staff primarily performed defense-related duties while at FMC.

After deducting its investment in UDLP and providing for transaction costs, results reported by UDLP during the period subsequent to August 25, 1997 (measurement date), valuation reserves against certain retained properties, and other costs, FMC estimates it will recognize a gain of approximately $300 million ($170 million after tax) during the fourth quarter of 1997. As previously discussed, such estimates are subject to final audits and resolution of closing issues in accordance with the sales contract. FMC has used cash received to retire variable rate debt and commercial paper and contribute towards a recently announced common stock repurchase program.

Sales and net income of discontinued operations were $310.3 million and $7.8 million, respectively, and $918.9 million and $38.7 million, respectively, for the quarter and year-to-date periods ended August 25, 1997.

At September 30, 1997, the net assets of discontinued operations were comprised of:


     Assets:
          Current assets                                                $417.3
          Property, plant and equipment, net                             117.3
          Other assets                                                    73.0
                                                                        ------
     Total assets                                                        607.6
                                                                        ------

     Liabilities:
          Accounts payable and other current liabilities                 421.6
          Long-term liabilities                                           68.6
                                                                        ------

     Net assets                                                         $117.4
                                                                        ======

The company's results of discontinued operations for the nine months ended September 30, 1997 and 1996 comprised the following, in millions:

                                                              1997          1996
                                                              ----          ----
          Income from operations of Defense Systems
           segment through August 25, 1997 and
           September 30, 1996 (net of income taxes of
           $25.5 in 1997 and $21.8 in 1996)                   $38.7         $41.8
          Provision for liabilities related to
           previously discontinued operations (net of
           income tax benefit of $15.6)                           -         (23.4)
          Loss from operations of Precious Metals
           segment through July 31, 1996 (less income
           tax benefit of $1.8)                                   -          (3.7)
          Gain on disposal of FMC Gold Company
           (including income tax benefit of $10.3)                -          19.7
                                                              -----         -----
          Discontinued operations, net of income taxes        $38.7         $34.4
                                                              =====         =====

Reserves for discontinued operations at September 30, 1997 and December 31, 1996, respectively, were $160 million and $191 million, substantially all of which were associated with liabilities related to operations discontinued between 1976 and 1984. See Note 3 to the company's December 31, 1996 financial statements and Note 6 below.

Note 5:  Business Combinations

Frigoscandia Equipment Holding AB. In June 1996, FMC acquired all of the common shares of Frigoscandia Equipment Holding AB ("Frigoscandia Equipment"), a wholly owned subsidiary of ASG AB, for approximately $165 million plus transaction costs and debt assumed. Frigoscandia Equipment is a leading worldwide manufacturer of freezers, ovens, fryers and other equipment for the food processing industry. Frigoscandia Equipment's operations are included in FMC's Machinery and Equipment segment.

The company also completed other smaller acquisitions during 1996. The purchase prices for Frigoscandia Equipment and the other acquisitions were satisfied from cash flow from operations and short-term and long-term financing. The company's 1996 acquisitions did not have a material pro forma effect on the company's consolidated results of operations.

Results of operations of the acquired companies have been included in the company's consolidated statements of income from the respective dates of acquisition.

Note 6:  Environmental

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

The company has provided reserves for potential environmental obligations that management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $235 million and $264 million, before recoveries, have been provided at September 30, 1997 and December 31, 1996, respectively, of which $97 million and $117 million are included in the reserve for discontinued operations at September 30, 1997 and December 31, 1996, respectively. The company's total environmental reserves include approximately $220 million and $242 million for remediation activities and $15 million and $22 million for remedial investigation/feasibility study costs at September 30, 1997 and December 31, 1996, respectively. In addition, the company has estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $150 million at September 30, 1997.

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

An environmental inspection was conducted in July 1993 at FMC's Phosphorus Chemicals Division plant in Pocatello, Idaho. In August 1994, the United States EPA (Region 10) (the "EPA") formally notified FMC of a number of alleged violations of the RCRA and related environmental regulations governing the management of hazardous waste storage and treatment units without interim status, the failure to submit timely closure plans, the failure to comply with related reporting requirements and the existence of several other improper treatment and disposal practices. Although there are no legal proceedings pending at this time, FMC has been advised that the matter has been referred to the United States Department of Justice for an evaluation of whether to file a civil enforcement action. If such a civil action is filed, the government is likely to demand both injunctive relief and civil penalties. FMC has had extensive discussions with the Department of Justice and the EPA concerning substantial proposed environmental projects involving remediation of soil and groundwater and additional air control in an effort to settle this matter in advance of litigation.

In a separate matter, the EPA issued a draft risk assessment on August 17, 1995 for the Eastern Michaud Flats Superfund site, which includes FMC's Pocatello phosphorus facility, identifying potential risks from contamination potentially associated with FMC. Release of the Risk Assessment allowed FMC to complete a draft of the Remedial Investigation documenting the nature and extent of contamination from the site. The company submitted its draft Remedial Investigation on September 28, 1995. On April 21, 1997, the EPA issued for public comment its proposed remediation plan for the site. The EPA's preferred remediation alternative is a combination of capping, surface runoff controls and institutional controls for soils, and extraction and recycling for hydraulic control of groundwater. While the company is still reviewing the EPA's proposed plans, FMC believes its existing reserve of approximately $71 million for future environmental costs at the Eastern Michaud Flats site adequately provides for the estimated costs of the proposed Superfund remediation plan for the site.

To ensure FMC is held responsible only for its equitable share of site remediation costs, FMC has initiated, and will continue to initiate, legal proceedings for contributions from other PRPs, and for a determination of coverage against its comprehensive general liability insurance carriers. Approximately $104 million of recoveries ($36 million as other assets and $68 million as an offset to the reserve for discontinued operations) and approximately $107 million of recoveries ($37 million as other assets and $70 million as an offset to the reserve for discontinued operations), have been recorded as probable realization on claims against insurance companies and other third parties at September 30, 1997 and December 31, 1996, respectively. The majority of recorded assets related to recoveries from PRPs are associated with existing contractual arrangements with U.S. government agencies.

Note 7:  Capital Stock

On August 28, 1997, the Board of Directors authorized a $500 million open-market stock repurchase program for FMC common stock through the end of 1999. In the quarter ended September 30, 1997, the company repurchased a total of 572,200 common shares at a cost of $49 million, all of which were acquired under this program. For the nine months ended September 30, 1997, FMC repurchased 724,664 shares of its common stock at a cost of $59.3 million, including shares repurchased under the $500 million stock repurchase program as well as shares repurchased throughout the first half of 1997 under a smaller, previously announced program. The repurchased shares are recorded at cost in the company's September 30, 1997 consolidated balance sheet as treasury stock. The company plans to continue purchasing shares of its common stock on the open market from time to time, depending on market conditions.

At September 30, 1997, the company had 36.8 million shares outstanding and 1.3 million additional common stock equivalents (calculated under the treasury stock method), primarily related to its stock option programs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       LIQUIDITY AND FINANCIAL CONDITION

Total cash and cash equivalents at September 30, 1997 and December 31, 1996 were $85.9 million and $74.8 million, respectively. As of September 30, 1997, the company had total borrowings of $1.7 billion, down from $1.8 billion at December 31, 1996. The decrease in debt resulted primarily from cash generated by continuing operations. Decreases in commercial paper borrowings of $320 million (net of discount) were partially offset by $133 million of new advances under the five-year revolving credit agreement. The company has $750 million in committed credit facilities consisting of a $300 million, 364-day non-amortizing revolving credit agreement due in December 1997 and a $450 million, five-year non-amortizing revolving credit agreement due in December 2001. As of September 30, 1997, the company had advances under the five-year revolving credit agreement of $133 million and commercial paper borrowings (supported by committed credit facilities) of $71 million.

In 1995, the company filed a universal shelf registration under which $500 million of debt and/or equity securities may be offered. As discussed in Note 2 to the consolidated financial statements, in July 1996 the company issued $100 million of 7.75% Senior Debentures due in 2011. The net proceeds of $98.2 million were used to reduce variable rate short-term debt. In January 1997, the company registered $400 million of medium-term debt securities pursuant to the universal shelf registration under which, on January 27, 1997, the company issued $45 million of 7.32% notes due in 2007. The net proceeds of $44.7 million were used to retire short-term borrowings. Also under the medium-term debt registration, the company issued $25 million of notes due in 2002 at rates of 7.20% and 7.21% on May 2, 1997. The net proceeds of $24.9 million were also used to retire short-term debt.

Capital and acquisition spending of $228 million for the nine months ended September 30, 1997 decreased $150 million versus the first nine months of 1996. The decrease is primarily driven by lower capital spending in the company's chemical businesses and the absence of acquisition spending. During 1996, FMC completed expansions of the Green River, Wyoming soda ash facility and the Bayport, Texas hydrogen peroxide plant and substantially completed construction of a plant in Baltimore, Maryland to manufacture a new family of herbicides. Development of a new lithium resource in Argentina is expected to continue through late 1997. In addition, in June 1996, FMC acquired Frigoscandia Equipment Holding AB. There were no acquisitions in the first nine months of 1997. The company continues to evaluate potential acquisitions on an ongoing basis.

As discussed in Note 4 to the company's September 30, 1997 consolidated financial statements, the company sold its defense operations to The Carlyle Group on October 6, 1997 (the closing date). As a result of the transaction, all financial disclosures included in Management's Discussion and Analysis and elsewhere in this Form 10-Q have been restated to present FMC's Defense Systems segment as a discontinued operation. On the closing date, the company received its share of the net proceeds (to be adjusted based on certain audited closing balance sheet items as of the closing date) from the sale, which included approximately $460 million cash (approximately $375 million after tax). FMC expects to use the proceeds to reduce its outstanding debt and to fund its stock repurchase program.

On August 28, 1997, the Board of Directors authorized a $500 million open-market stock repurchase program for FMC common stock through the end of 1999. In the quarter ended September 30, 1997, the company repurchased a total of 572,200 common shares at a cost of $49 million, all of which were acquired under this program. For the nine months ended September 30, 1997, FMC repurchased 724,664 shares of its common stock at a cost of $59.3 million, including shares repurchased under the $500 million stock repurchase program as well as shares repurchased throughout the first half of 1997 under a smaller, previously announced program. The repurchased shares are recorded at cost in the company's September 30, 1997 consolidated balance sheet as treasury stock. The company plans to continue purchasing shares of its common stock on the open market from time to time, depending on market conditions, and expects to repurchase approximately $140 million of the company's common stock during the fourth quarter of 1997.

Expected cash requirements for the fourth quarter of 1997 include approximately $75 million to $100 million for planned capital expenditures (excluding potential acquisitions) and approximately $15 million for net after-tax interest payments based on current debt levels and interest rates. Cash to meet these requirements will be provided primarily by the company's operations, the proceeds from the sale of the company's defense operations and, if necessary, by existing cash balances and available short- or long-term credit facilities.

The company's ratios of earnings to fixed charges were 2.7x and 2.8x for the nine months ended September 30, 1997 and 1996, respectively.

The company's foreign currency translation adjustment increased from $65.5 million at December 31, 1996 to $129.9 million at September 30, 1997, primarily as a result of the weakening of the Spanish peseta, Belgian franc and Norwegian krone.

                       RESULTS OF CONTINUING OPERATIONS
                       --------------------------------

           Third Quarter of 1997 Compared With Third Quarter of 1996
           ---------------------------------------------------------
                       Industry Segment Data (Unaudited)
                       ---------------------------------
                                 (In millions)

                                            Three Months Ended
                                               September 30
                                          ----------------------
                                            1997          1996
                                          --------      --------
Sales
  Performance Chemicals                   $  315.2      $  332.6
  Industrial Chemicals                       252.0         262.6
  Machinery and Equipment                    495.6         434.2
  Eliminations                                (3.4)         (5.6)
                                          --------      --------
                                          $1,059.4      $1,023.8
                                          ========      ========

Income from continuing operations
 before income taxes

  Performance Chemicals                   $   41.0      $   46.7
  Industrial Chemicals                        33.9          45.4
  Machinery and Equipment                     42.5          22.6
                                          --------      --------
  Operating profit from continuing
   operations                                117.4         114.7

  Corporate                                  (20.5)        (22.0)
  Net interest expense                       (27.8)        (25.6)
  Other income, net                            3.4           2.5
                                          --------      --------
                                          $   72.5      $   69.6
                                          ========      ========

Business segment results are presented net of minority interest, reflecting only FMC's share of earnings. Minority interests for the three months ended September 30, 1997 and 1996 were $2.9 million and $3.7 million, respectively, the majority of which relates to the Industrial Chemicals segment. The corporate line primarily includes staff expenses, and other income, net consists of all other corporate items.

As described in Note 4 to the company's September 30, 1997 consolidated financial statements, the operations constituting FMC's Defense Systems segment have been reclassified as a discontinued operation and results of prior periods have been restated for comparative purposes.

General

Sales from continuing operations of $1.1 billion in the quarter ended September 30, 1997 increased 3 percent from $1 billion in the 1996 quarter, as strong Machinery and Equipment sales (reflecting higher sales of airport products, petroleum equipment and Frigoscandia Equipment's food machinery) more than offset lower sales in Performance Chemicals and Industrial Chemicals. Third quarter 1997 operating profits from continuing operations (net of minority interests) increased to $117.4 million from $114.7 million in the year ago quarter. Higher earnings resulting from increased sales were partially offset by short-term market, operational, and foreign exchange problems in the company's chemical businesses. Net interest expense of $28 million in the 1997 quarter increased by $2 million from the prior year quarter. Income from continuing operations increased to $55 million, or $1.43 per share, in the third quarter of 1997 from $51 million, or $1.35 per share, in the third quarter of 1996. In the third quarter of 1997, net income and earnings per share were $63 million and $1.63, respectively, as compared to $55 million and $1.44, respectively, in the third quarter of 1996.

Performance Chemicals

Performance Chemicals sales of $315 million decreased 5 percent from $333 million in last year's period, primarily as a result of reduced sales of agricultural products resulting from lower pest pressures. Earnings of $41 million in 1997 decreased from $47 million in last year's third quarter, reflecting lower earnings on agricultural products and lithium products, partially offset by increased earnings from food ingredients.

Sales and earnings of agricultural products decreased in 1997 as reduced insecticide sales resulting from lower pest pressures in the North American cotton and corn markets more than offset higher herbicide sales, primarily in Latin America. The company continues to address start-up problems in certain phases of its sulfentrazone manufacturing process. Management anticipates that further capital expenditures will be made to modify its new plant, and anticipates that the plant's capacity will be raised to design levels.

Lithium sales and earnings decreased in the third quarter of 1997 due to lower lithium carbonate prices and higher costs related to the new lithium facility in Argentina at which production of lithium carbonate began in September 1997 and where the company anticipates lithium chloride production will begin at the end of 1997. The company anticipates that the new plant technology will result in cost reduction; however, the market price decline for lithium carbonate, which continues to be driven by increased foreign competition, may continue to significantly depress lithium carbonate operating results. In addition, the company has significantly increased its estimate of the final capital cost of developing the Argentine resource, due to higher infrastructure costs driven by logistical and other construction difficulties. The combined effects of price declines and increased capital costs may substantially reduce long-term expected returns on the company's lithium carbonate investment.

Sales of food ingredients decreased in the third quarter of 1997, but earnings were higher than the third quarter of 1996 as the decline in sales was more than offset by lower costs resulting from improved operating efficiencies and reduced raw material costs.

Industrial Chemicals

Industrial Chemicals sales of $252 million in 1997 decreased 4 percent from $263 million in the third quarter of last year, and earnings (net of minority interest) decreased to $34 million from $45 million in 1996, primarily reflecting the decrease in FMC Foret translated sales as a result of the strengthening of the U.S. dollar against the Spanish peseta and lower prices across all businesses, partially offset by higher phosphorus, peroxygen and soda ash volumes.

Sales and earnings of alkali products decreased from the third quarter of 1996 as lower soda ash prices were only partially offset by increased soda ash volumes from the continuing utilization of FMC's recent expansion. Soda ash volumes were negatively affected by the lack of available railcars resulting from operating problems at Union Pacific. Earnings of alkali products in the third quarter of 1997 were favorably impacted by lower costs at the company's Green River, Wyoming operation.

Phosphorus sales increased in the third quarter of 1997, reflecting higher volumes, but earnings were lower as a result of lower prices and unfavorable product mix, partially offset by improved operating performance. The company is currently evaluating alternatives to restructure its phosphorus business due to projected long-term market conditions and forecasted capital spending requirements.

Sales of peroxygen were lower in the third quarter of 1997 due to lower hydrogen peroxide prices which were partially offset by increased domestic hydrogen peroxide shipments. Peroxygen earnings for the third quarter 1997 were up slightly as lower sales were offset by reduced costs.

FMC Foret's sales decreased from the third quarter of 1996 as increased volumes were more than offset by the strengthening of the U.S. dollar against most European currencies, including Foret's functional currency, the Spanish peseta, and lower hydrogen peroxide prices resulting from weakness in demand from the pulp and paper industry and cyclical overcapacity. Earnings also decreased from the prior year's quarter due primarily to the decrease in sales and the strengthening of the U.S. dollar against the Spanish peseta.

Machinery and Equipment

Machinery and Equipment sales of $496 million increased 14 percent from $434 million in 1996, and earnings of $43 million increased significantly from $23 million in the prior-year quarter. Sales and earnings increased across all major business areas.

Petroleum equipment sales and earnings increased compared with 1996 primarily due to higher sales to Statoil and strong flowline sales.

Sales of airport products increased in the third quarter of 1997 due to increased sales of loaders and deicers. Earnings increased as well, primarily reflecting the higher sales volumes.

FMC FoodTech (formerly the food machinery group) sales and earnings were higher in the 1997 quarter due primarily to increased Frigoscandia Equipment sales resulting from higher poultry demand worldwide.

Corporate

Corporate expenses in the third quarter 1997 were down slightly from the prior year's quarter.

Net Interest Expense

Net interest expense in the quarter increased to $28 million from $26 million in last year's third quarter.

Other Income, net

Other income, net, for the three-month period ended September 30, 1997 remained substantially unchanged from 1996.

Effective Tax Rates

The effective tax rates related to earnings from continuing operations for the quarters ended September 30, 1997 and 1996 were 24 percent and 26 percent, respectively. The decrease from last year results primarily from a change in mix of foreign and domestic earnings.

Order Backlog

FMC's backlog of unfilled orders for Machinery and Equipment as of September 30, 1997 was $993 million versus $923 million at December 31, 1996. The increase in backlog is due primarily to stronger orders in the energy transportation and measurement business. Backlogs are not reported for Industrial Chemicals or Performance Chemicals due to the nature of these businesses.

                       RESULTS OF CONTINUING OPERATIONS
                       --------------------------------

             Nine Months of 1997 Compared With Nine Months of 1996
             -----------------------------------------------------

                       Industry Segment Data (Unaudited)
                    ---------------------------------------
                                 (In millions)

                                          Nine Months Ended
                                            September 30
                                         -------------------
                                           1997       1996
                                         --------   --------
Sales
  Performance Chemicals                  $  986.7   $  982.0
  Industrial Chemicals                      750.2      768.8
  Machinery and Equipment                 1,467.3    1,128.5
  Eliminations                              (17.6)     (20.6)
                                         --------   --------
                                         $3,186.6   $2,858.7
                                         ========   ========

Income from continuing operations
 before income taxes
  Performance Chemicals                  $  128.5   $  146.8
  Industrial Chemicals                      110.5      116.4
  Machinery and Equipment                    90.3       54.4
                                         --------   --------
  Operating profit from continuing
   operations                               329.3      317.6

  Corporate                                 (66.7)     (67.7)
  Net interest expense                      (86.6)     (70.9)
  Other income and (expense), net             3.8       (0.6)
                                         --------   --------
                                         $  179.8   $  178.4
                                         ========   ========

Business segment results are presented net of minority interest, reflecting only FMC's share of earnings. Minority interests for the nine months ended September 30, 1997 and 1996 were $8.1 million and $7.9 million, respectively, the majority of which relates to the Industrial Chemicals segment. The corporate line primarily includes staff expenses, and other income and expense, net consists of all other corporate items.

As described in Note 4 to the company's September 30, 1997 consolidated financial statements, the operations constituting FMC's Defense Systems segment have been reclassified as a discontinued operation and results of prior periods have been restated for comparative purposes.

Sales from continuing operations of $3.2 billion in the first nine months of 1997 increased 11 percent from the 1996 period primarily as a result of increased sales of airport products and petroleum equipment, and the addition of Frigoscandia Equipment which was acquired at the end of the 1996 second quarter. Operating profit from continuing operations increased to $329 million in the first nine months of 1997 from $318 million during the comparable period in 1996, primarily as a result of increased sales, partially offset by lower earnings from agricultural products reflecting lower insecticide sales and manufacturing and marketing costs associated with new products. Corporate expenses of $67 million were in line with the first nine months of 1996. Net interest expense increased to $87 million from $71 million in 1996, reflecting higher debt levels associated with previous acquisitions and capital expenditures. Other income and expense, net, improved by $4 million primarily as a result of lower LIFO, pension and FMC Foundation expenses.

Income from continuing operations before income taxes increased slightly in the first nine months of 1997 to $180 million from $178 million in 1996. Income from continuing operations of $137 million, or $3.58 per share, in the first nine months of 1997 increased from $132 million, or $3.46 per share, in the 1996 period. In the first nine months of 1997, net income was $176 million and earnings per share were $4.59, compared with $166 million and $4.37 per share, respectively, in the prior year period.

Performance Chemicals sales of $987 million for the first nine months of 1997 increased from $982 for the year ago period. However, profits declined to $129 million from $147 million, reflecting manufacturing and marketing costs associated with new products, costs associated with the Argentine lithium operations, and weaker process additives results.

Industrial Chemicals sales decreased 2 percent to $750 million for the first nine months of 1997, and earnings decreased to $111 million from $116 million for the year ago period. The decreases in both sales and earnings were due primarily to the negative impact of the strengthening of the U.S. dollar against the Spanish peseta on FMC Foret's performance and lower hydrogen peroxide and soda ash prices, partially offset by an increase in phosphate shipments from FMC Foret and higher phosphate, soda ash and hydrogen peroxide shipments.

Machinery and Equipment sales of $1.5 billion rose 30 percent from $1.1 billion, and profits increased to $90 million from $54 million. These results reflect increased sales of airport products and petroleum equipment, the addition of Frigoscandia Equipment which was acquired at the end of the 1996 second quarter, and improvements in other energy and transportation equipment operations.

The effective tax rates related to earnings from continuing operations for the nine-month periods ended September 30, 1997 and 1996 were 24 percent and 26 percent, respectively. The decline from 26 percent for the same period last year is primarily a result of a change in mix of foreign and domestic earnings.

Forward Looking Statements - Safe Harbor Provisions

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


                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT
                    --------------------------------------

A report by KPMG Peat Marwick LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended September 30, 1997 is included on page 19.

                    Independent Accountants' Review Report
                    --------------------------------------



The Board of Directors
FMC Corporation:



We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of September 30, 1997, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These consolidated financial statements are the responsibility of the company's management.

We were furnished with the report of other accountants on their review of the interim financial information of United Defense, L.P. for the three and nine months ended September 30, 1996. Net income of United Defense, L.P. for the three and nine months ended September 30, 1996, included in net income from discontinued operations, constituted 14% and 25% of consolidated net income, respectively.

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


KPMG Peat Marwick LLP

Chicago, Illinois
October 15, 1997

                          Part II - Other Information
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
------   -----------------

A former employee of FMC brought a qui tam lawsuit in 1986 in federal district
                                   -------
court in San Jose, California, claiming that FMC had not produced the Bradley Fighting Vehicle in accordance with Government specifications. The Department of Justice declined to intervene in the case, in which the plaintiff has alleged substantial monetary damages. FMC management believes that the claims in this case are without merit and the company continues to defend this matter vigorously. The case is scheduled for trial in December 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

  (a)  Exhibits

   Number in
  Exhibit Table                   Description
  -------------                   -----------
      11 Statement re: computation of per share earnings assuming full dilution

      12 Statement re: computation of ratios of earnings to fixed charges

      15           Letter re: unaudited interim financial
                   information

      27           Financial data schedule

  (b) Reports on Form 8-K
      -------------------

      Form 8-K dated August 28, 1997 describing FMC's signing of a definitive agreement to sell United Defense, L.P. to The Carlyle Group.

      Form 8-K dated August 28, 1997 announcing the company's program to repurchase $500 million of its common stock in the open market.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FMC CORPORATION
                                             ---------------
                                             (Registrant)



Date: November 14, 1997                      /s/ Ronald D. Mambu
      ------------------                     -----------------------------
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

                                 EXHIBIT INDEX
                                 -------------

  Number in
Exhibit Table                    Description
-------------                    -----------
      11 Statement re: computation of per share earnings assuming full dilution

      12 Statement re: computation of ratios of earnings to fixed charges

      15         Letter re: unaudited interim financial
                 information

      27         Financial data schedule