Form 10-K
period 1997-12-31
FMC CORP
filed 1998-03-18
CIK 37785

===============================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1997

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

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 6, 1998, WAS $2,483,388,496. THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK, $0.10 PAR VALUE, OUTSTANDING AS OF THAT DATE WAS 34,702,372.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                   FORM 10-K REFERENCE
--------                                   -------------------

Portions of 1997 Annual Report to          Part I, Item 1; Part II; and Part IV,
Stockholders                               Items 14(a)(1) and (2)

Portions of Proxy Statement for 1998       Part III
Annual Meeting of Stockholders

_____________________________________________________________________

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

The Company is one of the world's leading producers of chemicals and machinery for industry and agriculture. The Company employs 16,805 people at 104 manufacturing facilities and mines in 25 countries. The Company divides its businesses into three main segments: Machinery and Equipment, Industrial Chemicals, and Performance Chemicals. Machinery and Equipment businesses provide specialized machinery to the food, petroleum, transportation and material handling industries. Industrial Chemicals businesses manufacture a wide variety of chemicals including soda ash, phosphates and hydrogen peroxide. Major customers include detergent, glass and paper producers, as well as other chemical companies. Performance Chemicals develops, manufactures and markets proprietary specialty chemicals for the agricultural, food and pharmaceutical industries.

ITEM 1.   BUSINESS

                                           Incorporated by Reference From:
                                           ------------------------------

(a)  General Development of Business    -  Annual Report to Stockholders, pages
                                           2-4 and 57, and Notes 2, 3 and 4 to
                                           the consolidated financial statements
                                           on pages 39-42

(b)  Financial Information About        -  Annual Report to Stockholders, page 5
     Industry Segments

(c)  Narrative Description of Business  -  Annual Report to Stockholders, pages
                                           6-9


    Source and availability of raw materials
    ----------------------------------------

    FMC's natural resource requirements are primarily mineral-oriented. Substantial portions of requirements for ores and other raw materials, especially trona and phosphate rock, are produced from mines in the United States on property held by

    FMC under long-term leases which are subject to periodic adjustments of royalty rates. The Company also owns land, including mineral rights, relating to an Argentine salar from which it produces lithium. Machinery operations obtain raw materials, principally steel and castings, from many foreign and domestic sources. No one source is considered essential to any of the machinery operations. The Company uses oil, gas, coal, coke, hydroelectric power and nuclear power to meet its energy needs.

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

    Research and Development Expenses
    ---------------------------------

                                                Year Ended December 31
                                          ----------------------------------
             In Millions                       1997       1996      1995
                                               ----       ----      ----
             Machinery and Equipment         $ 46.7     $ 41.5    $ 49.0
             Industrial Chemicals              18.2       20.4      16.2
             Performance Chemicals            109.1      113.1     109.2
             Corporate                           --        1.5       1.0
                                             ------     ------    ------
             Total                           $174.0     $176.5    $175.4
                                             ======     ======    ======

    Expenses increased in Machinery & Equipment primarily as a result of the inclusion of a full year of operating results of Frigoscandia Equipment, which was acquired on June 30, 1996, as well as increased spending in the Company's energy transportation and measurement, and petroleum equipment and systems businesses. Decreased expenses in Industrial Chemicals primarily reflect process improvements implemented in 1996 in conjunction with the completion of the expansion of the Company's Bayport, Texas hydrogen peroxide plant. Expenses also decreased in Performance Chemicals, due primarily to the absence of costs associated with the development of several new herbicides which were introduced in 1997.

    Not included in these amounts are costs associated with discontinued operations, primarily the Company's Defense Systems operations which were divested in October 1997.


    Environmental
    -------------
                                           Incorporated by Reference From:
                                           ------------------------------

     Compliance with environmental laws  - Annual Report to Stockholders,
     and regulations                       Note 15 to the consolidated
                                           financial statements on
                                           pages 50-51

    Employees
    ---------

    FMC employs 16,805 people in its domestic and foreign operations. Approximately 2,540 such employees are represented by collective bargaining agreements in the United States. In 1998, eight of the Company's 17 contracts will expire. Certain of those contracts are under negotiation at the present time. FMC maintains good employee relations and has successfully concluded virtually all of its recent negotiations without a work stoppage. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. However, FMC cannot predict the outcome of future contract negotiations.

                                           Incorporated by Reference From:
                                           ------------------------------

(d) Financial Information About Foreign  - Annual Report to Stockholders,
    and Domestic Operations and            page 34
    Export Sales

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

    Among the factors that could have an impact on the Company's ability to achieve its operating results and growth plan goals are:

    . significant price competition, particularly among the Company's competitors in chemical businesses

    . the impact of unforeseen economic and political changes in the international markets where the Company competes including currency exchange rates, inflation rates, recessions, foreign ownership restrictions, and other external factors over which the Company has no control

    . the impact of significant changes in domestic interest rates or taxation rates

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

    . the ability of the Company to integrate possible future acquisitions into its existing operations

    . the impact of freight transportation delays beyond the control of the Company

    . the inability of the Company or its suppliers or customers to remedy potential problems with information systems related to the arrival of the year 2000

    . risks associated with joint venture, partnership or limited endeavors in which the Company may be responsible at least in part for the acts or omissions of its partners

    . risks derived from unforeseen developments in industries served by the Company such as weather patterns in the agricultural sector, political or economic changes in the energy industries, and other external factors over which the Company has no control

    . environmental liabilities which may arise in the future and which are not covered by insurance or indemnity

    The Company cautions that the foregoing list of important factors may not be all inclusive and it specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2.    PROPERTIES

FMC leases executive offices in Chicago and administrative offices in Philadelphia. The Company operates 104 manufacturing facilities and mines in 25 countries. The major research facility is in Princeton, NJ. FMC holds mining leases on shale and ore deposits in Idaho to supply its phosphorus plant in Pocatello, and owns substantial phosphatic ore deposits in Rich County, Utah. Trona ore, used for soda ash production in Green River, WY, is mined primarily from property held under long-term lease. FMC owns the land and mineral rights to the Salar del Hombre Muerto lithium reserves in Argentina. Many of FMC's chemical plants require the basic raw materials which are provided by these FMC-owned or -leased mines, without which other sources would have to be obtained. With regard to FMC's mining properties operated under long-term leases, no single lease or related group of leases is material to the businesses of the Company as a whole.

Most of FMC's plant sites are owned, with an immaterial number of them being leased. FMC believes its properties and facilities meet present requirements and are in good operating condition and that each of its significant manufacturing facilities is operating at a level consistent with the industry in which it operates. FMC's production properties for continuing operations are:

                                            Latin
                                           America
                                 United      and      Western
                                 States     Canada    Europe     Other    Total
-------------------------------------------------------------------------------
Machinery and Equipment            21         5         15         6        47
Industrial Chemicals               12         2         14         1        29
Performance Chemicals              13         5          6         4        28

ITEM 3.    LEGAL PROCEEDINGS

Environmental Proceedings
-------------------------

An environmental inspection was conducted in July 1993 at FMC's Phosphorus Chemicals Division ("PCD") plant in Pocatello, Idaho. In August 1994, the United States Environmental Protection Agency (Region 10) ("EPA") formally notified FMC of a number of alleged violations of the Resource Conservation and Recovery Act and related environmental regulations governing the management of hazardous waste generated by the plant, including the operations of hazardous waste storage and treatment units without interim status, the failure to submit timely closure plans, the failure to comply with related reporting requirements and the existence of several other improper treatment and disposal practices. Although there are no legal proceedings pending at this time, FMC has been advised that the matter has been referred to the United States Department of Justice for an evaluation of whether to file a civil enforcement action. If such a civil action is filed, the government is likely to demand both injunctive relief and civil penalties. FMC has had extensive discussions with the Department of Justice and the EPA concerning substantial proposed environmental projects involving pond closure and remediation, changes to waste handling practices and additional air control in an effort to settle this matter in advance of litigation. See Note 4 to the 1997 consolidated financial statements (pages 41-42 of the 1997 Annual Report to Stockholders) for a discussion of an expected increase in capital costs for environmental compliance, which contributed to an impairment in the value of PCD's assets during the fourth quarter of 1997.

In a separate matter, the EPA issued a draft Risk Assessment on August 17, 1995 for the Eastern Michaud Flats Superfund site, which includes FMC's Pocatello phosphorus facility, identifying potential risks from contamination potentially associated with FMC. Release of the Risk Assessment allowed FMC to complete a draft of the Remedial Investigation documenting the nature and extent of contamination from the site. The company submitted its draft Remedial Investigation to the EPA on September 28, 1995. On April 21, 1997, the EPA issued for public comment its proposed remediation plan for the site. The EPA's preferred remediation alternative is a combination of capping, surface runoff controls and institutional controls for soils, and extraction and recycling for hydraulic control of groundwater. While the company is still reviewing the EPA's proposed plans, FMC believes its reserve at December 31, 1997 of $66.1 million for future environmental costs at the Eastern Michaud Flats site adequately provides for the estimated costs of the proposed Superfund remediation plan for the site.

See Note 15 to the 1997 consolidated financial statements (pages 50-51 of the 1997 Annual Report to Stockholders) for a discussion of legal proceedings against other Potentially Responsible Parties and insurers for contribution and/or coverage with respect to environmental remediation costs.

Other
-----

A former employee of FMC brought a qui tam lawsuit in 1986 in federal district court in San Jose, California, claiming that FMC had not produced the Bradley Fighting Vehicle in accordance with Government specifications. The Department of Justice declined to intervene in the case, in which the plaintiff has alleged substantial monetary damages. FMC management believes that the claims in this case are without merit and the Company continues to defend this matter vigorously. The trial in this case began in January 1998.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.


EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of FMC Corporation, together with the offices in FMC Corporation presently held by them, their business experience since January 1, 1993, and their ages as of March 1, 1998, are as follows:


                     Age                Office, year of election and
Name                3/1/98           other information for past 5 years
----                ------          -----------------------------------
Robert N. Burt        60      Chairman of the Board and Chief Executive Officer
                              (91); President (90-93)
Larry D. Brady        55      President (93) and Director (89); Executive Vice
                              President (89-93)
William F. Beck       59      Executive Vice President (94); Vice President (86)
                              and General Manager-Chemical Products Group (86)

Michael J. Callahan     59     Executive Vice President and Chief Financial
                               Officer (94); Executive Vice President and Chief
                               Financial Officer, Whirlpool Corporation (91-94)
William J. Kirby        60     Senior Vice President (94); Vice
                               President-Administration (85)
J. Paul McGrath         57     Senior Vice President (96), General Counsel (96)
                               and Corporate Secretary (97); Associate General
                               Counsel-Litigation, Allied Signal Inc. (92-96)
Charles H. Cannon, Jr.  45     Vice President and General Manager-FMC Food Tech
                               (formerly Food Machinery Group) (94); Manager,
                               Food Processing Systems Division (92-94)
W. Reginald Hall        61     Vice President (91) and President, FMC
                               Asia-Pacific (97); General Manager-Specialty
                               Chemicals Group (92)
Robert I. Harries       54     Vice President (92) and General Manager-Chemical
                               Products Group (94)
Henry Kahn              51     Vice President and Treasurer (96); Assistant
                               Treasurer (93) and Corporate Finance Director
                               (89), The Dow Chemical Company
Ronald D. Mambu         48     Vice President and Controller (95); Director,
                               Financial Planning (94-95); Director, Strategic
                               Planning (93-94); Director, Financial Control
                               (87-93)
James A. McClung        60     Vice President-Worldwide Marketing (91)
Joseph H. Netherland    51     Vice President (87) and General Manager-Energy
                               and Transportation Equipment Group (93)

William H. Schumann     47     Vice President and General Manager-Agricultural
                               Products Group (95); Director, North American
                               Operations, Agricultural Products Group (93-95);
                               Executive Director, Corporate Development (91-93)
William J. Wheeler      55     Vice President-Chemical Development (91)

Each of the Company's executive officers has been employed by the Company in a managerial capacity for the past five years except for Messrs. Callahan, McGrath and Kahn. No family relationships exist among any of the above-listed officers and there are no arrangements or understandings between any of them and any other person pursuant to which they are selected as an officer. All officers are elected to hold office for one year and until their successors are elected and qualified.


                                    PART II

                                               Incorporated by Reference From:
                                               -------------------------------
ITEM 5.   MARKET FOR REGISTRANT'S COMMON    Annual Report to Stockholders,
          EQUITY AND RELATED STOCKHOLDER    pages 28, 35 and 57, and Notes 11
          MATTERS                           and 12 to the consolidated financial
                                            statements on pages 46-48

ITEM 6.   SELECTED FINANCIAL DATA           Annual Report to Stockholders, pages
                                            54-55

ITEM 7.   MANAGEMENT'S DISCUSSION AND       Annual Report to Stockholders,
          ANALYSIS OF FINANCIAL CONDITION   pages 15, 19 and 24-29
          AND RESULTS OF OPERATIONS

ITEM 7A.  QUANTITATIVE AND QUALITATIVE      Annual Report to Stockholders, page
          DISCLOSURES ABOUT MARKET RISK     29

ITEM 8.  FINANCIAL STATEMENTS AND           Annual Report to Stockholders,
         SUPPLEMENTARY DATA (INCLUDING ALL  pages 5 and 30-52
         SCHEDULES REQUIRED UNDER ITEM 14
         OF PART IV)

ITEM 9.   CHANGES IN AND DISAGREEMENTS      None
          WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE


                                   PART III

                                               Incorporated by Reference From:
                                               ------------------------------
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS  Part I; Proxy Statement for 1998
          OF THE REGISTRANT                 Annual Meeting of Stockholders,
                                            pages 2-9

ITEM 11.  EXECUTIVE COMPENSATION            Proxy Statement for 1998 Annual
                                            Meeting of Stockholders, pages 16-23

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN     Proxy Statement for 1998 Annual
          BENEFICIAL OWNERS AND MANAGEMENT  Meeting of Stockholders, pages 13-14

ITEM 13.  CERTAIN RELATIONSHIPS AND         Proxy Statement for 1998 Annual
          RELATED TRANSACTIONS              Meeting of Stockholders, pages 12-13

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

          3.   Exhibits:  See attached Index of Exhibits

      (b) Reports on Form 8-K

          During the quarter ended December 31, 1997, Registrant filed reports on Form 8-K or Form 8-K/A as follows:

               Date                               Subject
               ----                               -------

          October 8, 1997          Announcement of completion of sale of
                                   defense operations

          October 16, 1997         Inclusion of additional information,
                                   exhibits and pro forma financial information related to sale of defense operations

          December 11, 1997        Announcement of lower earnings expectations
                                   for fourth quarter of 1997, gain on sale of defense operations and recording of asset impairments and other charges

          December 23, 1997        Inclusion of full text of two exhibits
                                   related to sale of defense operations

      (c) Exhibits

          See Index of Exhibits.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FMC CORPORATION
                                   (Registrant)

                                   By:  /s/ Michael J. Callahan
                                        -----------------------
                                        Michael J. Callahan
                                        Executive Vice President and
                                        Chief Financial Officer
Date:  March 17, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                  Title
---------                  -----
Michael J. Callahan        Executive Vice President and     /s/ Michael J. Callahan
                                                            -----------------------
                           Chief Financial Officer          Michael J. Callahan
                                                            March 17, 1998
                                                            --------------
Ronald D. Mambu            Vice President, Controller and   )
                           Principal Accounting Officer     )
Robert N. Burt             Chairman of the Board and        )
                           Chief Executive Officer          )
Larry D. Brady             Director                         )
B.A. Bridgewater, Jr.      Director                         )  By:   /s/ Michael J. Callahan
                                                                     -----------------------
Patricia A. Buffler        Director                         )        Michael J. Callahan
Albert J. Costello         Director                         )        March 17, 1998
                                                                     --------------
Paul L. Davies, Jr.        Director                         )
Jean A. Francois-Poncet    Director                         )
Edward C. Meyer            Director                         )
Edward J. Mooney           Director                         )
William F. Reilly          Director                         )
James R. Thompson          Director                         )
Clayton Yeutter            Director                         )

                                    PAGE 1
                        INDEX OF EXHIBITS FILED WITH OR
                        INCORPORATED BY REFERENCE INTO
                         FORM 10-K OF FMC CORPORATION
                       FOR YEAR ENDED DECEMBER 31, 1997


Exhibit
No.
This
10-K                               Exhibit Description
----                               -------------------

2.1 Purchase Agreement, dated as of August 25, 1997, by and among FMC Corporation, Harsco Corporation, Harsco UDLP Corporation and Iron Horse Acquisition Corp. (incorporated by reference from Exhibit 2.1 to the Form 8-K/A filed on October 16, 1997)

3.1 Restated Certificate of Incorporation, as filed on July 1, 1986 (incorporated by reference from Exhibit 3.1 to the Form SE filed on March 25, 1993)

3.2 Amendment to Restated Certificate of Incorporation filed on April 30, 1987 (incorporated by reference from Exhibit 3.2 to the Form SE filed on March 25, 1993)

3.3        Restated By-Laws of the Company, amended as of February 20, 1998

4.1 Amended and Restated Rights Agreement, dated as of February 19, 1988, between Registrant and Harris Trust and Savings Bank (incorporated by reference from Exhibit 4 to the Form SE filed on March 25, 1993)

4.2 Amendment to Amended and Restated Rights Agreement, dated February 9, 1996 (incorporated by reference from Exhibit 1 to the Form 8-K filed on February 9, 1996)

4(iii)(A)  Registrant undertakes to furnish to the Commission upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed

10.1* FMC 1997 Compensation Plan for Non-Employee Directors, as amended April 18, 1997 (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 15, 1997)

10.2* FMC 1981 Incentive Share Plan, as amended, effective May 28, 1986 (incorporated by reference from Exhibit 10.1 to the Form SE filed on March 25, 1993)

10.3*      FMC 1990 Incentive Share Plan (incorporated by reference from Exhibit
           10.1 to the Form SE filed on March 26, 1991)

10.3.a* Amendment dated April 18, 1997 to FMC 1990 Incentive Share Plan (incorporated by reference from Exhibit 10.3.a to the Quarterly Report on Form 10-Q filed on May 15, 1997)

10.4* FMC Corporation Salaried Employees' Retirement Plan, as amended and restated effective January 1, 1995 (incorporated by reference from Exhibit 10.4 to the Annual Report on Form 10-K for 1994)

10.4.a* Amendment dated March 3, 1998 to FMC Corporation Salaried Employees' Retirement Plan

10.4.b* Amendment dated March 28, 1996 to FMC Corporation Salaried Employees' Retirement Plan

10.5* FMC Employees' Thrift and Stock Purchase Plan, as revised and restated as of April 1, 1991 (incorporated by reference from Exhibit
           10.3 to the Form SE filed on March 27, 1992)

10.6* Amendments to the FMC Employees' Thrift and Stock Purchase Plan through December 31, 1994 (incorporated by reference from Exhibit
           10.6 to the Annual Report on Form 10-K for 1994)

10.6.a* Amendment dated March 28, 1996 to FMC Employees' Thrift and Stock Purchase Plan

10.6.b* Amendments effective April 1 and June 1, 1995 to FMC Employees' Thrift and Stock Purchase Plan

10.6.c* Amendment dated October 1, 1997 to the FMC Employees' Thrift and Stock Purchase Plan

10.7* FMC Salaried Employees' Equivalent Retirement Plan (incorporated by reference from Exhibit 10.4 to the Form SE filed on March 27, 1992)

10.8*      FMC Corporation Non-Qualified Retirement and Thrift Plan

10.9*      FMC 1995 Management Incentive Plan, as amended as of October 17, 1997

10.10* FMC 1995 Stock Option Plan, as amended April 18, 1997 (incorporated by reference from Exhibit 10.10 to the Form 10-Q filed on May 15,
           1997)

10.11*     FMC Corporation Executive Severance Plan, as amended as of April 18,
           1997

10.12* Master Trust Agreement Between FMC Corporation and Fidelity Management Trust Company, dated June 1, 1997

10.14* FMC Master Trust Agreement between FMC and Bankers Trust Company (incorporated by reference from Exhibit 10.9 to the Form SE filed on March 27, 1992)

10.15 Fiscal Agency Agreement between FMC Corporation and Union Bank of Switzerland, Fiscal Agent, dated as of January 16, 1990 (incorporated by reference from Exhibit 10.4 to the Form SE filed on March 28,
           1990)

10.17* Consulting Agreement dated as of September 1, 1990 between the Company and Edward C. Meyer (incorporated by reference from Exhibit
           10.16 to Form 10-K-A filed on April 5, 1994)

10.18 Supplemental Agreement No. 1 to Purchase Agreement, dated as of August 25, 1997, by and among FMC Corporation, Harsco Corporation, Harsco UDLP Corporation and Iron Horse Acquisition Corp. (incorporated by reference from Exhibit 10.1 to the Form 8-K/A filed on December 23, 1997)

10.19 Allocation and Contribution Agreement, by and among FMC Corporation, Harsco Corporation and Harsco UDLP Corporation (incorporated by reference from Exhibit 10.1 to the Form 8-K/A filed on December 23, 1997)

12         Statement re Computation of Ratios of Earnings to Fixed Charges

13 Annual Report to Stockholders for the year ended December 31, 1997, is included as an Exhibit to this report for the information of the Securities and Exchange Commission and, except for those portions thereof specifically incorporated by reference elsewhere herein, such Annual Report should not be deemed filed as a part of this report.

21         List of Significant Subsidiaries of Registrant

23         Consent of Auditors

24         Powers of Attorney

27         Financial Data Schedule

-------------------------------
*  Indicates a management contract or compensatory plan or arrangement.