Form 10-Q
period 1998-03-31
FMC CORP
filed 1998-05-13
CIK 37785

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998
                                      or
             ( ) Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

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

                                  Yes  X   No
                                     -----   -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                           Outstanding at March 31, 1998
------------------------------------ -------------------------------------

Common Stock, par value $0.10 per share             34,674,094

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-----------------------------------------------
FMC Corporation and Consolidated Subsidiaries
-----------------------------------------------
Consolidated Statements of Income (Unaudited)
-----------------------------------------------
(In millions, except per share data)
                                                    Three Months
                                                   Ended March 31
                                                 ------------------
                                                   1998       1997
                                                 --------   -------
Revenue:
  Sales                                          $1,022.4   $  992.9
  Other revenue                                      16.6        9.5
                                                 --------   --------
  Total revenue                                   1,039.0    1,002.4
                                                 --------   --------
Costs and expenses:
  Cost of sales                                     773.9      753.2
  Selling, general and
   administrative expenses                          165.3      147.8
  Research and development                           38.1       41.1
                                                 --------   --------
  Total costs and expenses                          977.3      942.1
                                                 --------   --------

Income from continuing operations
 before minority interests, net
 interest expense, income taxes and
 cumulative effect of change in accounting
 principle                                           61.7       60.3

Minority interests                                    0.9        2.4
Interest expense (net)                               24.6       30.1
                                                 --------   --------

Income from continuing operations
 before income taxes and cumulative
 effect of change in accounting
 principle                                           36.2       27.8
Provision for income taxes                            9.4        6.6
                                                 --------   --------

Income from continuing operations
 before cumulative effect of change
 in accounting principle                             26.8       21.2
Discontinued operation, net of
 income taxes (Note 4)                                  -       18.8
                                                 --------   --------
Income before cumulative effect of change
 in accounting principle                             26.8       40.0
Cumulative effect of change in
 accounting principle, net of income
 taxes (Note 3)                                     (36.1)         -
                                                 --------   --------
Net income (loss)                                $   (9.3)  $   40.0
                                                 ========   ========


FMC Corporation and Consolidated Subsidiaries
-----------------------------------------------------------
Consolidated Statements of Income (Unaudited) (Continued)
-----------------------------------------------------------
(In millions, except per share data)


                                                               Three Months
                                                              Ended March 31
                                                             -----------------
                                                               1998      1997
                                                             -------   -------
Basic earnings (loss) per common share:
 Continuing operations                                        $ 0.77   $ 0.57
 Discontinued operation                                            -     0.50
 Cumulative effect of change in
  accounting principle                                         (1.04)       -
                                                              ------   ------
 Net income (loss) per common share                           $(0.27)  $ 1.07
                                                              ======   ======

Average number of shares used in basic
 earnings (loss) per share computations                         34.8     37.2
                                                              ======   ======


Diluted earnings (loss) per common share:
 Continuing operations                                        $ 0.75   $ 0.56
 Discontinued operation                                            -     0.49
 Cumulative effect of change in
  accounting principle                                         (1.01)       -
                                                              ------   ------
 Net income (loss) per common share                           $(0.26)  $ 1.05
                                                              ======   ======

Average number of shares used in
 diluted earnings (loss) per share
 computations                                                   35.8     38.1
                                                              ======   ======

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
----------------------------------------------------------
Consolidated Balance Sheets
----------------------------------------------------------
(In millions, except share and per share data)

                                                             March 31
                                                               1998      December 31
                                                            (Unaudited)       1997
                                                            -----------  -----------
Assets:
Current assets:
   Cash and cash equivalents                                   $   58.2   $   62.7
   Trade receivables, net of allowances
    of $17.3 in 1998 and $10.4 in 1997                            874.7      834.2
   Inventories                                                    572.8      524.1
   Other current assets                                           234.4      210.4
   Deferred income taxes                                           75.7       84.2
                                                               --------   --------
 Total current assets                                           1,815.8    1,715.6

Investments                                                        38.2       35.9

Property, plant and equipment at cost                           3,736.8    3,655.2
   Less -- accumulated depreciation                             2,047.4    1,975.9
                                                               --------   --------
   Net property, plant and equipment                            1,689.4    1,679.3
Goodwill and intangible assets                                    408.4      420.4
Other assets                                                      123.8      174.1
Deferred income taxes                                              96.0       87.8
                                                               --------   --------
Total assets                                                   $4,171.6   $4,113.1
                                                               ========   ========

Liabilities and Stockholders' Equity
Current liabilities:
   Short-term debt (Note 2)                                    $  241.7   $  186.4
   Accounts payable, trade and other                              643.0      663.5
   Accrued and other current liabilities                          441.9      477.8
   Current portion of long-term debt (Note 2)                       3.3       14.0
   Current portion of accrued pension
    and other postretirement benefits                              16.7       17.0
   Income taxes payable                                            57.2      105.8
                                                               --------   --------
 Total current liabilities                                      1,403.8    1,464.5

Long-term debt, less current portion (Note 2)                   1,309.7    1,140.2
Accrued pension and other postretirement
 benefits, less current portion                                   243.8      246.5
Reserve for discontinued operations (Note 4)                      214.2      231.3
Other liabilities                                                 218.7      212.0
Minority interests in consolidated companies                       55.4       58.0
Stockholders' equity:
   Preferred stock, no par value, authorized
     5,000,000 shares; no shares issued in
     1998 or 1997                                                     -          -
   Common stock, $0.10 par value, authorized
     130,000,000 shares; issued 38,046,171
     shares in 1998 and 37,875,549 shares
     in 1997 (Note 7)                                               3.8        3.8
   Capital in excess of par value                                 150.4      141.0
   Retained earnings                                              959.9      969.2
   Foreign currency translation adjustment                       (141.0)    (135.7)
   Treasury stock, common, at cost;
     3,372,077 shares in 1998 and 2,951,573
     shares in 1997                                              (247.1)    (217.7)
                                                               --------   --------
  Total stockholders' equity                                      726.0      760.6
                                                               --------   --------
Total liabilities and stockholders' equity                     $4,171.6   $4,113.1
                                                               ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------
(In millions)

                                                       Three Months
                                                      Ended March 31
                                                     -----------------
                                                      1998      1997
                                                     ------    ------
Reconciliation from income from continuing
  operations before cumulative effect of change
  in accounting principle to cash provided
  (required) by operating activities of
  continuing operations:

Income from continuing operations before
 cumulative effect of change in accounting
 principle                                           $  26.8   $ 21.2

Adjustments for non-cash components of
  income from continuing operations:
     Depreciation and amortization                      53.2     56.2
     Deferred income taxes                               0.3      8.1
     Minority interests                                  0.9      2.3
     Other                                             (13.7)   (12.0)
(Increase) decrease in assets:
     Trade receivables                                 (40.5)   (23.6)
     Inventories                                       (48.7)   (13.0)
     Other current assets and other assets             (12.6)    32.4
(Decrease) increase in liabilities:
     Accounts payable, accrued and other
      current liabilities and other liabilities        (37.7)   (12.6)
     Income taxes payable                              (38.3)     6.5
     Restructuring reserve                             (11.9)    (0.9)
     Accrued pension and other
      postretirement benefits, net                      (3.2)    (4.7)
                                                     -------   ------

Cash provided (required) by operating
 activities of continuing operations                 $(125.4)  $ 59.9
                                                     =======   ======


FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited) (Continued)
-------------------------------------------------------------
(In millions)

                                                    Three Months
                                                   Ended March 31
                                               -----------------------
                                                 1998           1997
                                               --------        -------

Cash provided (required) by operating
 activities of continuing operations           $ (125.4)       $  59.9
                                               --------        -------

Cash provided (required) by discontinued
 operations                                       (17.1)          27.2
                                               --------        -------

Cash provided (required) by investing
 activities:
     Capital spending                             (64.5)         (74.1)
     Disposal of property, plant and
      equipment                                    15.3           19.3
     Decrease in investments                        0.5           10.0
                                               --------        -------
                                                  (48.7)         (44.8)
                                               --------        -------
Cash provided (required) by financing
 activities:
     Net repayments of commercial paper          (107.3)        (176.4)
     Net increase (decrease) in other
      short-term debt                              55.3          (92.8)
     Proceeds from issuance of
      long-term debt                                  -           44.7
     Repayment of long-term debt                  (16.4)          (8.5)
     Net borrowings under credit facilities       280.0          170.8
     Distributions to limited partner              (2.8)          (4.4)
     Repurchases of common stock                  (29.4)          (0.2)
     Issuance of common stock                       9.5            4.3
                                               --------        -------
                                                  188.9          (62.5)
                                               --------        -------

Effect of exchange rate changes on cash
 and cash equivalents                              (2.2)          (2.6)
                                               --------        -------

Decrease in cash and cash equivalents              (4.5)         (22.8)

Cash and cash equivalents, beginning
 of year                                           62.7           74.8
                                               --------        -------

Cash and cash equivalents, end
 of period                                     $   58.2        $  52.0
                                               ========        =======


Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized, was $28.6 million and $34.0 million, and net cash (received) paid for income taxes (including taxes paid related to Defense Systems operations) was $48.0 million and $(9.0) million for the three-month periods ended March 31, 1998 and 1997, respectively.


The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------


Note 1:  Financial Information and Accounting Policies
------------------------------------------------------
The consolidated balance sheet of FMC Corporation ("FMC" or "the company") as of March 31, 1998, and the related consolidated statements of income and cash flows for the interim periods ended March 31, 1998 and 1997 have been reviewed by FMC's independent accountants. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three-month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results of operations for the full year.

Prior period balances have been reclassified to conform with the current period's presentation, including the reclassification of operations constituting the Defense Systems segment as a discontinued operation (Note 4).

The company's accounting policies, except as described in the remainder of this paragraph, are set forth in Note 1 to the company's 1997 financial statements, which are incorporated by reference in the company's 1997 Annual Report on Form 10-K. As more fully discussed in Note 3, the company adopted AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1998. In conjunction with the adoption the company began expensing all start-up costs as incurred.

Note 2:  Debt
-------------
The company has $750 million in committed credit facilities consisting of a $300 million, 364-day non-amortizing revolving credit agreement due in December 1998 and a $450 million, five-year non-amortizing revolving credit agreement due in December 2001. As of March 31, 1998, the company had advances under the five-year revolving credit agreement of $93.0 million. No amounts were outstanding under these facilities at December 31, 1997.

In November 1995, the company commenced a short-term commercial paper program supported by the committed facilities. Outstanding commercial paper borrowings totaled $50.0 million at March 31, 1998 ($155.0 million at December 31, 1997).

Committed credit available under the revolving credit facilities provides management with the ability to refinance a portion of its debt on a long-term basis and, as it is management's intent to do so, $50.0 million of outstanding commercial paper and $307.0 million of borrowings under uncommitted U.S. credit facilities have been classified as long-term debt at March 31, 1998. At December 31, 1997, $155.0 million of outstanding commercial paper and $120.0 million of borrowings under uncommitted U.S. credit facilities were classified as long-term debt.

In January 1997, the company registered $400 million of medium-term debt securities pursuant to a $500 million universal shelf registration filed in 1995. Between January 1997 and May 1997, the company issued $70 million of medium-term notes and used the net proceeds to retire short-term borrowings. In addition, the company issued $70 million of medium-term notes on May 5, 1998 (Note 7).

Note 3:  Recent Accounting Pronouncements
-----------------------------------------
AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," was adopted by the company effective January 1, 1998. SOP 98-5 requires costs of start-up activities, including organizational costs, be expensed as incurred. In conjunction with the adoption, the company charged $46.5 million ($36.1 million after tax, or $1.01 per share on a diluted basis) to expense, which was reported as the cumulative effect of a change in accounting principle. The expense represented the write-off of costs related to the start-up of manufacturing at the Salar del Hombre Muerto lithium facility in Argentina, the Baltimore sulfentrazone facility, and the Bayport, Texas hydrogen peroxide plant expansion.

During the quarter ended March 31, 1998, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements, and requires a total for comprehensive income to be provided in condensed financial statements of interim periods. Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. Comprehensive income (loss) for the quarters ended March 31, 1998 and 1997 consisted of the following:

                                                      1998       1997
                                                     ------     ------
Net income (loss)                                    $ (9.3)    $ 40.0
Other comprehensive income (loss):
 Foreign currency translation adjustment, net
  of tax of $(1.9) and $(11.0), respectively           (5.3)    (35.5)
                                                     ------     -----
Comprehensive income (loss)                          $(14.6)    $ 4.5
                                                     ======     =====

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997 but is not required to be reported in interim financial statements in the first year of application. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. The company is evaluating the new statement's provisions and will adopt SFAS No. 131, as required, in the fourth quarter of 1998.

Note 4:  Discontinued Operations
--------------------------------
On August 25, 1997, FMC, Harsco Corporation, Harsco UDLP Corporation (together with Harsco Corporation, "Harsco"), and Iron Horse Acquisition Corp., an affiliate of The Carlyle Group ("Carlyle"), signed a definitive agreement for the sale of United Defense, L.P. ("United Defense" or "UDLP") and certain other assets to Carlyle for approximately $850 million. The transaction closed on October 6, 1997.

FMC was the managing general partner and 60 percent owner of United Defense, which was formed in 1994 by combining FMC's Defense Systems Group with Harsco's BMY Combat Systems Division. Harsco owned the remaining 40 percent of UDLP. United Defense supplies ground combat and naval weapons to the U.S. and military customers around the world.

The gross sale proceeds to FMC and Harsco consisted of $800 million cash, to be adjusted based on certain closing balance sheet items as of October 6, 1997, and a $50 million note payable to FMC by Carlyle upon finalization of certain international joint-venture agreements. Of the estimated proceeds, FMC received $460 million cash (subject to adjustment) and expects to collect the $50 million note, which bears interest at 8.75%, in 1998. FMC recognized a gain on the transaction of $318.4 million ($179.7 million after tax) during the fourth quarter of 1997. The reported gain is subject to resolution of closing issues in accordance with the sale contract. FMC used cash received to retire variable rate debt and commercial paper and contribute towards its common stock repurchase program.

In addition to its interest in the UDLP partnership, FMC sold to Carlyle as part of UDLP its wholly owned Corporate Technology Center ("CTC"). FMC also agreed to contract for certain research services with CTC in the future. FMC transferred 92 of its CTC, legal and defense audit staff to UDLP in conjunction with the disposition of UDLP. These staff primarily performed defense-related duties while at FMC.

Sales and net income of the discontinued operation were $287.5 million and $18.7 million, respectively, for the quarter ended March 31, 1997.

Reserves for discontinued operations at March 31, 1998 and December 31, 1997, respectively, were $214.2 million and $231.3 million. At March 31, 1998, $30.2 million of the reserves related to liabilities associated with the sale of UDLP, and the remainder is related to operations discontinued between 1976 and 1996. See Note 3 to the company's December 31, 1997 financial statements and Note 5 below.

Note 5:  Environmental Contingencies
------------------------------------
FMC is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials. The most significant environmental liabilities of the company consist of obligations relating to the remediation and/or study of sites at which the company is alleged to have disposed of hazardous substances. In particular, the company is subject to liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances and on current and previous owners and operators of a facility for the clean up of the hazardous substances released from the facility into the environment. In addition, the company is subject to liabilities under the corrective action provisions of the Resource Conservation and Recovery Act ("RCRA") and analogous state laws that require owners and operators of facilities that treat, store or dispose of hazardous waste to clean up releases of hazardous waste constituents into the environment associated with past or present practices.

The company has provided reserves for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $252.8 million and $263.8 million, before recoveries, have been provided at March 31, 1998 and December 31, 1997, respectively, of which $125.0 million and $132.7 million are included in the reserve for discontinued operations at March 31, 1998 and December 31, 1997, respectively. The company's total environmental reserves include approximately $242.1 million and $247.4 million for remediation activities and $10.7 million and $16.4 million for remedial investigation/feasibility study costs at March 31, 1998 and December 31, 1997, respectively. In addition, the company has estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $150 million at March 31, 1998.

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

In a separate matter, the EPA issued a draft risk assessment on August 17, 1995 for the Eastern Michaud Flats Superfund site, which includes FMC's Pocatello phosphorus facility, identifying potential risks from contamination potentially associated with FMC. Release of the Risk Assessment allowed FMC to complete a draft of the Remedial Investigation documenting the nature and extent of contamination from the site. The company submitted its draft Remedial Investigation to the EPA on September 28, 1995. On April 21, 1997, the EPA issued for public comment its proposed remediation plan for the site. The EPA's preferred remediation alternative is a combination of capping, surface runoff controls and institutional controls for soils, and extraction and recycling for hydraulic control of groundwater. While the company is still reviewing the EPA's proposed plans, FMC believes its reserve of $64.3 million for future environmental costs at the Eastern Michaud Flats site adequately provides for the estimated costs of the proposed Superfund remediation plan for the site.

To ensure FMC is held responsible only for its equitable share of site remediation costs, FMC has initiated, and will continue to initiate, legal proceedings for contributions from other PRPs, and for a determination of coverage against its comprehensive general liability insurance carriers. Recoveries of $104.2 million ($36.2 million as other assets and $68.0 million as an offset to the reserve for discontinued operations) and $104.9 million ($36.9 million as other assets and $68.0 million as an offset to the reserve for discontinued operations), have been recorded as probable realization on claims against third parties at March 31, 1998 and December 31, 1997, respectively.
The majority of recorded assets related to recoveries from PRPs are associated with insurance companies and with existing contractual arrangements with U.S. government agencies and amounts due from insurance carriers.

Note 6:  Capital Stock
----------------------
On August 28, 1997, the Board of Directors authorized a $500 million open-market stock repurchase program for FMC common stock through the end of 1999. During 1997, the company repurchased a total of 2.7 million of its common shares at a cost of $209 million, including shares repurchased under the $500 million stock repurchase program as well as shares repurchased throughout the first half of 1997 under a smaller, previously announced program. The company plans to continue purchasing shares of its common stock on the open market from time to time, depending on market conditions, and expects to repurchase approximately $150 million of the company's common stock during both 1998 and 1999. For the three months ended March 31, 1998 the company repurchased 419,400 of its common shares at a cost of $29.4 million.

At March 31, 1998, the company had 34.7 million shares outstanding and 1.1 million additional shares assuming conversion of stock options (calculated under the treasury stock method).

Note 7:  Subsequent Events
--------------------------
On April 24, 1998 the Restated Certificate of Incorporation of the company was amended to increase the authorized number of common shares, $0.10 par value, of FMC to 130 million from 60 million.

On May 5, 1998, the company issued $70 million, of 6.75% notes due May 5, 2005. The notes were issued under the company's medium-term debt program (Note 2). The company expects the proceeds of $69.2 million to be used to retire other borrowings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FORWARD LOOKING STATEMENTS - SAFE HARBOR PROVISIONS
              ---------------------------------------------------

Item 2 of this report contains certain forward looking statements which are based on management's current views and assumptions regarding future events and financial performance. These statements are qualified by reference to the section "Forward Looking Statements -- Safe Harbor Provisions" in Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which lists important factors, including risks associated with significant price competition, higher ingredient and raw material prices or shortages of such commodities, risks associated with new product introductions (including the potential for unanticipated delays or cost overruns in connection with introductions of new products and the development of new manufacturing processes), freight transportation delays beyond the control of the company, inability of the company or its suppliers to remedy potential information systems problems related to the year 2000, risks associated with joint ventures, partnerships or limited endeavors, future environmental liabilities not covered by insurance or indemnity and risks relating to general economic conditions, that could cause actual results to differ materially from those discussed in this report. In addition, other factors such as unforeseen outcomes of litigation or other contingencies could cause results to differ materially from those discussed herein.

                       LIQUIDITY AND FINANCIAL CONDITION
                       ---------------------------------

Total cash and cash equivalents at March 31, 1998 and December 31, 1997 were $58.2 million and $62.7 million, respectively. The increase in the allowance for doubtful accounts to $17.3 million from $10.4 million at the end of 1997 reflects normal adjustments, as well as a $5.3 million provision made primarily in response to increased international exposures, most notably in Southeast Asia.

As of March 31, 1998 and December 31, 1997, the company had total borrowings of $1,554.7 million and $1,340.6 million, respectively. Decreases in commercial paper borrowings of $105.0 million (net of discount) were offset by $93.0 million of new advances under the five-year revolving credit agreement and a $187.0 million increase in borrowings under uncommitted U.S. credit facilities.

The company has $750 million in uncommitted credit facilities consisting of a $300 million, 364-day non-amortizing revolving credit agreement due in December 1998 and a $450 million, five-year non-amortizing revolving credit agreement due in December 2001. The additional borrowings under the uncommitted credit facilities were used to make tax payments of $48.0 million, including payments related to the 1997 sale of UDLP, and to fund operations. As of March 31, 1998, the company had advances under the five-year revolving credit agreement of $93.0 million, commercial paper borrowings (supported by committed credit facilities) of $50.0 million and borrowings under uncommitted U.S. credit facilities of $307.0 million. Management expects an overall cash outflow in the second quarter, which may cause debt levels to increase slightly.

In January 1997, the company registered $400 million of medium-term debt securities pursuant to the universal shelf registration under which, between January 1997 and May 1997, the company issued $70 million of medium-term notes. In addition, the company issued $70 million of medium-term notes on May 5, 1998. See note 7 to the March 31, 1998 consolidated financial statements.

Capital spending of $64.5 million for the three months ended March 31, 1998 decreased $9.6 million versus the first three months of 1997. The decrease was primarily driven by lower spending in the company's performance chemical businesses. The first quarter of 1997 included capital expenditures for the development of a new lithium resource in Argentina and modifications to an herbicide plant constructed to manufacture a new family of herbicides. Both projects were substantially completed in 1997. The company continues to evaluate potential acquisitions on an ongoing basis.

As discussed in Note 4 to the company's March 31, 1998 consolidated financial statements, the company sold its defense operations to The Carlyle Group on October 6, 1997 (the closing date). As a result of the transaction, all financial disclosures included in Management's Discussion and Analysis and elsewhere in this Form 10-Q have been restated to present FMC's Defense Systems segment as a discontinued operation. On the closing date, the company received its share of the net proceeds (to be adjusted based on certain audited closing balance sheet items as of the closing date) from the sale, which included $460 million cash (approximately $375 million after tax) and a $50 million note payable to FMC by Carlyle which the company expects to collect in 1998 upon finalization of certain international joint-venture agreements. FMC used the proceeds to reduce its outstanding debt and to fund its stock repurchase program.

On August 28, 1997, the Board of Directors authorized a $500 million open-market stock repurchase program for FMC common stock through the end of 1999. In the quarter ended March 31, 1998, the company repurchased a total of 419,400 common shares at a cost of $29 million under this program. The repurchased shares are recorded as treasury stock at cost in the company's March 31, 1998 consolidated balance sheet. The company plans to continue purchasing shares of its common stock on the open market from time to time, depending on market conditions, and expects to repurchase an additional $120 million of the company's common stock during the remainder of 1998 and $150 million during 1999.

Other expected cash requirements for the remainder of 1998 include approximately $225 million to $300 million for planned capital expenditures (excluding potential acquisitions), approximately $30 million for environmental remediation expenditures and approximately $60 million for net after-tax interest payments based on current debt levels and interest rates. Cash to meet these requirements will be provided primarily by the company's operations and, if necessary, by existing cash balances and available short- or long-term credit facilities.

As discussed in Note 3 to the company's March 31, 1998 consolidated financial statements, the company adopted AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1998. In conjunction with the adoption, the company charged $46.5 million ($36.1 million after tax) of previously capitalized start-up costs to expense.

The company's ratios of earnings to fixed charges were 2.1x and 1.8x for the three months ended March 31, 1998 and 1997, respectively. The increase in 1998 resulted primarily from the company's higher 1998 earnings, as well as lower net interest expense.

                             RESULTS OF OPERATIONS
                             ---------------------

           First Quarter of 1998 Compared With First Quarter of 1997
           ---------------------------------------------------------

                       Industry Segment Data (Unaudited)
                    --------------------------------------
                                 (In millions)

                                              Three Months Ended
                                                    March 31
                                              ------------------

                                              1998          1997
                                              ----          ----
Sales
-----
   Machinery and Equipment                  $  466.2       $467.0
   Industrial Chemicals                        237.1        235.5
   Performance Chemicals                       326.4        297.4
   Eliminations                                 (7.3)        (7.0)
                                            --------       ------
                                            $1,022.4       $992.9
                                            ========       ======

Income from continuing
----------------------
operations before income taxes
------------------------------
and cumulative effect of change
-------------------------------
in accounting principle
-----------------------

   Machinery and Equipment                  $   22.9       $ 16.5
   Industrial Chemicals                         32.5         35.2
   Performance Chemicals                        34.4         29.9
                                            --------       ------
   Operating profit from
    continuing operations                       89.8         81.6

   Corporate                                   (23.3)       (23.3)
   Other expense, net                           (5.7)        (0.4)
   Net interest expense                        (24.6)       (30.1)
                                            --------       ------
                                            $   36.2       $ 27.8
                                            ========       ======


Business segment results are presented net of minority interests, reflecting only FMC's share of earnings. Minority interests for the three months ended March 31, 1998 and 1997 were $0.9 million and $2.4 million, respectively, the majority of which related to the Industrial Chemicals segment. The corporate line primarily includes staff expenses, and other income and expense consists of all other corporate items.

As described in Note 4 to the company's March 31, 1998 consolidated financial statements, the operations constituting FMC's Defense Systems segment have been reclassified as a discontinued operation and results of prior periods have been restated for comparative purposes.

General
-------
Sales from continuing operations of $1.0 billion increased 3 percent from last year's quarter, driven largely by growth in Performance Chemicals (reflecting increased sales of Authority and Command herbicides). Operating profit from continuing operations (net of minority interests) increased to $90 million from $82 million in the year-ago quarter, reflecting the increased Performance Chemical sales, lower costs due to restructuring initiatives and higher energy equipment sales and margins. These increases were partially offset by lower Industrial Chemical profits due to continued pricing pressures. Income from continuing operations before the cumulative effect of a change in accounting principle increased to $27 million, or $0.75 per share on a diluted basis, in the first quarter of 1998 from $21 million, or $0.56 per share, in the first quarter of 1997.

As discussed in Note 3 to the company's March 31, 1998 consolidated financial statements, effective January 1, 1998 the company adopted AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." In conjunction with the adoption, the company charged $46.5 million ($36.1 million after tax or $1.01 per share on a diluted basis) to expense which was reported as the cumulative effect of a change in accounting principle. The net loss of $9.3 million, or $0.26 per share on a diluted basis, in the first quarter of 1998 compared with net income of $40.0 million, or $1.05 per share, in the first quarter of 1997.

Machinery and Equipment
-----------------------
Machinery and Equipment sales of $466 million were essentially flat compared with the first quarter of 1997. Profits of $23 million were up 38 percent from $17 million in last year's quarter, reflecting continued improvements in the petroleum equipment business.

Petroleum equipment sales increased in the first quarter of 1998 primarily due to increased Wellhead sales to Indonesia, Malaysia and Saudi Arabia and increased SOFEC sales to Mexico and Canada. Earnings also increased as a result of the higher sales.

Sales of airport products decreased in the first quarter of 1998 due to lower sales of deicers and handling equipment, partially offset by increased sales of Jetway Systems. Earnings from airport products increased from the first quarter of 1997 primarily as a result of higher margins on sales of deicers and Jetway Systems.

FMC FoodTech sales and profits decreased from last year's quarter, reflecting its reduced backlog position at the beginning of the year and a decline in sales in Southeast Asia. Management expects the situation in Asia will likely continue to adversely impact FMC FoodTech's results throughout 1998, and is also anticipating that lower citrus crop production in Brazil will adversely affect extractor revenues in the near-term. A surge in backlog in the first quarter of 1998, however, leads management to expect these reduced revenues will be replaced by other business during the year.

Industrial Chemicals
--------------------
Industrial Chemical sales of $237 million in 1998 were essentially even with first quarter 1997 sales of $236 million, reflecting higher sales volume of phosphorus products offset by lower soda ash and hydrogen peroxide prices. Earnings (net of minority interest) decreased to $33 million compared with $35 million in 1997 as a result of lower prices and the strengthening of the U.S. dollar against the Spanish peseta.

Sales and earnings of alkali products decreased compared to the first quarter of 1997, reflecting lower prices and export volumes of soda ash to Asia. In addition, soda ash volumes continued to be negatively affected by operating problems at Union Pacific, a significant transporter of FMC soda ash. The company is taking actions, as appropriate, in an attempt to recover costs incurred as a result of these problems.

Phosphorus sales and earnings increased in the first quarter of 1998 compared with the 1997 quarter, reflecting higher volumes and lower depreciation costs resulting from a $120 million asset impairment charge recorded in the fourth quarter of 1997.

Peroxygen sales were lower in the first quarter, but earnings were up slightly due to improved hydrogen peroxide margins, as cost control efforts offset continued weak pricing.

Sales and earnings of Spain-based FMC Foret decreased from the first quarter of 1997 as increased volumes were more than offset by the strengthening of the U.S. dollar against the Spanish peseta.

Performance Chemicals
---------------------
Performance Chemicals sales of $326 million increased 10 percent compared with sales of $297 million in last year's period. Earnings were $34 million in the first quarter of 1998, up 15 percent compared to $30 million in the year ago quarter, reflecting strong sales and earnings of agricultural products.

Agricultural products sales and profits were up in 1998, primarily due to increased sales of Authority and Command herbicides, as well as lower costs due to restructuring initiatives. Process changes were implemented at the Authority herbicide plant in January, and during the quarter the plant ran at targeted production rates.

Lithium sales and earnings deceased in the first quarter as compared to 1997, due to lower lithium carbonate and hydroxide prices reflecting increased competition. During early 1998, the company shut down and sold its lithium mine in North Carolina.

Food ingredients sales were even compared to the same quarter last year and earnings increased due to improved margins resulting from manufacturing cost reductions and lower overhead and raw material costs.

Corporate
---------
During the 1998 quarter, corporate expenses remained flat at $23 million compared with the 1997 period.

Net interest expense
--------------------
Net interest expense decreased due to lower debt levels resulting from late 1997 operating cash flows and the use of a portion of the proceeds from the sale of the company's defense operations to reduce outstanding debt. Management expects an overall cash outflow in the second quarter, which may cause debt levels to increase slightly.

Other expense, net
------------------
Other expense, net increased $5.3 million compared to the same quarter in 1997 largely due to higher LIFO expense and the impact of stock price appreciation on certain of the company's compensation plans.

Effective tax rates
-------------------
The effective tax rates applicable to income from continuing operations before income taxes and the cumulative effect of a change in accounting principle for the quarters ended March 31, 1998 and 1997 were 26 and 24 percent, respectively.

Order backlog
-------------
FMC's backlog of unfilled orders for Machinery and Equipment increased to $1,384 million from $989 million at the end of 1997. The increase in backlog reflects the recognition of the previously announced subsea and floating production equipment order for the $230 million Terra Nova Project on the Grand Banks of Newfoundland, as well as large orders from Shell and Statoil. In addition, FMC FoodTech's backlog increased $56 million from the end of 1997 driven by increases in most divisions. Backlogs are not reported for Industrial Chemicals or Performance Chemicals due to the nature of these businesses.

Legal contingencies
-------------------
On April 14, 1998 a jury returned a verdict against the company in the amount of $125 million in conjunction with a qui tam lawsuit against the company. (See
Part II, Item 1 of this Form 10-Q for a discussion of the lawsuit.) Although any legal proceeding is subject to inherent uncertainty, it is the company's position that the lawsuit is without merit and that the likelihood that any material adverse judgment in this action will stand against the company is remote. Accordingly, no provision for this matter has been or is expected to be made in the company's financial statements.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------

A report by KPMG Peat Marwick LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended March 31, 1998 is included on page 20.

             Independent Accountants' Review Report
             --------------------------------------



The Board of Directors
FMC Corporation:


We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of March 31, 1998, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These consolidated financial statements are the responsibility of the company's management.

We were furnished with the report of other accountants on their review of the results of discontinued operations of United Defense, L.P. for the three-month period ended March 31, 1997.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of December 31, 1997 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 20, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for costs of start-up activities in 1998.


/s/ KPMG Peat Marwick LLP

Chicago, Illinois
April 14, 1998

     PAGE 21
                          Part II - Other Information
                          ---------------------------



ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

As previously reported, in 1986 a former employee of FMC brought a qui tam lawsuit against the company in the United States District Court for the Northern District of California (United States of America, ex rel Henry Boisvert v. FMC Corporation). The lawsuit alleges that FMC violated the False Claims Act ("FCA") in connection with the development, testing and manufacture of the Bradley Fighting Vehicle by the company's Defense Systems Group (which was sold during 1997 and is presently accounted for as a discontinued operation). Following an investigation of the allegations raised by the lawsuit, the U.S. Department of Justice declined to intervene in the action. On April 14, 1998 a jury returned a verdict against the company in the amount of $125 million. No judgment resulting from the verdict has been entered at this time. The court established a schedule for post-trial motions and a hearing date of July 9, 1998 on those motions, after which the court will determine what judgment, if any, to enter. Under the FCA, any judgment stemming from the verdict may include, based on certain determinations to be made by the court, a doubling or trebling of part or all of the damages reflected in the verdict, as well as penalties and costs, including attorneys' fees.

Management believes the verdict is unjustified and intends to pursue all available remedies to set aside the jury's decision or reverse any judgment resulting therefrom. It is the company's position that the lawsuit is without merit. Although any legal proceeding is subject to inherent uncertainty, based upon an analysis of relevant factual and legal issues and consultation with counsel, management believes that the likelihood that any material adverse judgment in this action will stand against the company is remote. As management does not believe that this litigation will have a material impact on the company's earnings, liquidity or financial condition, no provision for this matter has been or is expected to be made in the company's financial statements.

ITEM 6.  EXHIBITS
------   --------

    Number in
  Exhibit Table          Description
  -------------          -----------
       11       Statement re: computation of
                diluted earnings per share

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



                                 FMC CORPORATION
                                 ---------------
                                 (Registrant)



Date: May 13, 1998               /s/ Ronald D. Mambu
      -----------------          ------------------------------
                                 Vice President, Controller and
                                 duly authorized officer

                                 EXHIBIT INDEX
                                 -------------

    Number in
  Exhibit Table     Description
  -------------     -----------
       11       Statement re: computation of
                diluted earnings per share

       12       Statement re: computation of
                ratios of earnings to fixed
                charges

       15       Letter re: unaudited
                interim financial
                information (KPMG Peat Marwick LLP)

       27       Financial Data Schedule