Form 10-Q
period 1998-06-30
FMC CORP
filed 1998-08-13
CIK 37785

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1998
                                      or
             ( ) Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the transition period from________ to_________

                         Commission File Number 1-2376

                                FMC Corporation
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                        94-0479804
            -------------------------------    -------------------
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)     Identification No.)

              200 East Randolph Drive, Chicago, Illinois    60601
             ------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

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

                                Yes   X      No
                                    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                     Outstanding at June 30, 1998
---------------------------------------    ----------------------------

Common Stock, par value $0.10 per share             34,527,456

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Income (Unaudited)
---------------------------------------------
(In millions, except per share data)
                                             Three Months             Six Months
                                            Ended June 30           Ended June 30
                                          ------------------     --------------------
                                            1998       1997         1998       1997
                                          --------   --------     --------   --------
Revenue:
     Sales                                $1,129.4   $1,134.3     $2,151.8   $2,127.2
     Other revenue                            25.7       18.6         42.3       28.1
                                          --------   --------     --------   --------

     Total revenue                         1,155.1    1,152.9      2,194.1    2,155.3
                                          --------   --------     --------   --------

Costs and expenses:
     Cost of sales                           846.1      830.3      1,620.0    1,583.6
     Selling, general and
       administrative expenses               150.9      169.6        316.1      317.3
     Research and development                 37.8       41.9         76.0       83.0
                                          --------   --------     --------   --------

     Total costs and expenses              1,034.8    1,041.8      2,012.1    1,983.9
                                          --------   --------     --------   --------

Income from continuing operations
  before minority interests,
  net interest expense, income taxes
  and cumulative effect of change in
  accounting principle                       120.3      111.1        182.0      171.4

Minority interests                             0.9        2.9          1.8        5.3
Interest expense (net)                        28.2       28.7         52.8       58.8
                                          --------   --------     --------   --------

Income from continuing operations
  before income taxes and
  cumulative effect of change in
  accounting principle                        91.2       79.5        127.4      107.3
Provision for income taxes                    23.6       18.9         33.0       25.4
                                          --------   --------     --------   --------

Income from continuing operations
  before cumulative effect of
  change in accounting principle              67.6       60.6         94.4       81.9

Discontinued operation, net of
  income taxes (Note 4)                          -       12.1            -       30.8
                                          --------   --------     --------   --------

Income before cumulative effect
  of change in accounting
  principle                                   67.6       72.7         94.4      112.7

Cumulative effect of change in
  accounting principle, net of
  income taxes (Note 3)                          -          -        (36.1)         -
                                          --------   --------     --------   --------

Net income                                $   67.6   $   72.7     $   58.3   $  112.7
                                          ========   ========     ========   ========
                                                                          (continued)

FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Income (Unaudited)(Continued)
--------------------------------------------------------
(In millions, except per share data)

                                             Three Months             Six Months
                                            Ended June 30           Ended June 30
                                          ------------------     --------------------
                                            1998       1997         1998       1997
                                          --------   --------     --------   --------
Basic earnings per common share:
  Continuing operations                   $   1.95   $   1.63     $   2.72   $   2.20
  Discontinued operation                         -       0.32            -       0.82
  Cumulative effect of change
   in accounting principle                       -          -        (1.04)         -
                                          --------   --------     --------   --------

Net income per common share               $   1.95   $   1.95     $   1.68   $   3.02
                                          ========   ========     ========   ========

Average number of shares used
  in basic earnings per share
  computations                                34.6       37.2         34.7       37.2
                                          ========   ========     ========   ========

Diluted earnings per common share:
  Continuing operations                   $   1.89   $   1.58     $   2.64   $   2.14
  Discontinued operation                         -       0.32            -       0.81
  Cumulative effect of change in
   accounting principle                          -          -        (1.01)         -
                                          --------   --------     --------   --------

  Net income per common share             $   1.89   $   1.90     $   1.63   $   2.95
                                          ========   ========     ========   ========

Average number of shares used in
  diluted earnings per share
  computations                                35.7       38.3         35.7       38.2
                                          ========   ========     ========   ========



The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Consolidated Balance Sheets

(In millions, except share and per share data)      June 30
                                                      1998        December 31
Assets:                                            (Unaudited)        1997
                                                   ----------     -----------
Current assets:
     Cash and cash equivalents                       $   70.0      $   62.7
     Trade receivables, net of allowance for
     doubtful accounts of $19.0 in 1998 and
      $10.4 in 1997                                     814.1         834.2
     Inventories                                        592.2         524.1
     Other current assets                               216.2         210.4
     Deferred income taxes                               73.9          84.2
                                                     --------      --------
  Total current assets                                1,766.4       1,715.6

Investments                                              36.6          35.9

Property, plant and equipment at cost                 3,782.8       3,655.2
     Less -- accumulated depreciation                 2,084.9       1,975.9
                                                     --------      --------
     Net property, plant and equipment                1,697.9       1,679.3
Goodwill and intangible assets                          403.7         420.4
Other assets                                            144.4         174.1
Deferred income taxes                                    88.6          87.8
                                                     --------      --------
Total assets                                         $4,137.6      $4,113.1
                                                     ========      ========

Liabilities and Stockholders' Equity:
Current liabilities:
     Short-term debt (Note 2)                        $  174.3      $  186.4
     Accounts payable, trade and other                  645.3         663.5
     Accrued and other current liabilities              468.3         477.8
     Current portion of long-term debt (Note 2)           4.8          14.0
     Current portion of accrued pensions and
       other postretirement benefits                     17.0          17.0
     Income taxes payable                                48.7         105.8
                                                     --------      --------
  Total current liabilities                           1,358.4       1,464.5

Long-term debt, less current portion (Note 2)         1,285.2       1,140.2
Accrued pension and other postretirement
  benefits, less current portion                        240.9         246.5
Reserve for discontinued operations (Note 4)            200.3         231.3
Other liabilities                                       218.8         212.0
Minority interests in consolidated companies             57.4          58.0
Stockholders' equity:
     Preferred stock, no par value, authorized
       5,000,000 shares; no shares issued in
       1998 or 1997                                         -             -
     Common stock, $0.10 par value, authorized
       130,000,000 shares; issued 38,159,433
       shares in 1998 and 37,875,549 shares
       in 1997 (Note 6)                                   3.8           3.8
     Capital in excess of par value
       of common stock                                  156.9         141.0
     Retained earnings                                1,027.5         969.2
     Foreign currency translation adjustment           (145.0)       (135.7)
     Treasury stock, common, at cost;
       3,631,977 shares in 1998 and 2,951,573
       shares in 1997                                  (266.6)       (217.7)
                                                     --------      --------
   Total stockholders' equity                           776.6         760.6
                                                     --------      --------
Total liabilities and stockholders' equity           $4,137.6      $4,113.1
                                                     ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

                                                          Six Months
                                                         Ended June 30
                                                        ----------------
                                                         1998      1997
                                                        ------    ------
Reconciliation from income from continuing
  operations before cumulative effect of change
  in accounting principle to cash provided
  by operating activities of continuing
  operations:

Income from continuing operations before cumulative
  effect of change in accounting principle              $ 94.4    $ 81.9

Adjustments for non-cash components of
  income from continuing operations:
     Depreciation and amortization                       102.4     119.8
     Deferred income taxes                                 9.5      11.0
     Minority interests                                    1.8       5.3
     Other                                               (27.6)    (21.2)

(Increase) decrease in assets:
     Trade receivables                                    20.1      (3.6)
     Inventories                                         (68.1)    (51.2)
     Other current assets and other assets               (14.8)     33.0
(Decrease) increase in liabilities:
     Accounts payable, accrued and other
      current liabilities and other liabilities          (20.8)     98.0
     Income taxes payable                                (46.8)      6.8
     Accrued pension and other
      postretirement benefits, net                        (4.4)     (8.8)
                                                        ------    ------

Cash provided by operating activities
  of continuing operations                              $ 45.7    $271.0
                                                        ======    ======


Page 4                                                         (continued)

FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)(Continued)
(In millions)

                                                                      Six Months
                                                                    Ended June 30
                                                                --------------------
                                                                  1998         1997
                                                                -------      -------
Cash provided by operating activities
  of continuing operations                                      $  45.7      $ 271.0
                                                                -------      -------

Cash provided (required) by discontinued operations               (31.0)        32.2
                                                                -------      -------

Cash provided (required) by investing
  activities:
     Capital spending                                            (121.2)      (158.8)
     Disposal of property, plant and equipment                     28.5         30.6
     Decrease in investments                                        4.2          9.0
                                                                -------      -------
                                                                  (88.5)      (119.2)
                                                                -------      -------

Cash provided (required) by financing
 activities:
     Net repayments of commercial paper                          (158.5)      (281.2)
     Net decrease in other short-term debt                        (12.1)      (188.7)
     Net borrowings under credit facilities                       144.8        270.8
     Proceeds from issuance of long-term debt                     169.1         69.6
     Repayment of long-term debt                                  (23.3)       (12.5)
     Distributions to limited partner                              (2.8)        (4.3)
     Repurchases of common stock                                  (48.9)       (10.3)
     Issuance of common stock                                      15.8          9.1
                                                                -------      -------
                                                                   84.1       (147.5)

Effect of exchange rate changes on cash
 and cash equivalents                                              (3.0)        (5.7)
                                                                -------      -------

Increase in cash and cash equivalents                               7.3         30.8

Cash and cash equivalents, beginning
 of year                                                           62.7         74.8
                                                                -------      -------
Cash and cash equivalents, end of period                        $  70.0      $ 105.6
                                                                =======      =======

Supplemental disclosure of cash flow information:

Cash paid for interest, net of amounts capitalized, was $55.9 million and $55.0 million, and net cash paid for income taxes (including taxes paid related to Defense Systems operations) was $65.3 million and $9.3 million for the six-month periods ended June 30, 1998 and 1997, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1:  Financial Information and Accounting Policies
The consolidated balance sheet of FMC Corporation ("FMC" or "the company") as of June 30, 1998, and the related consolidated statements of income and of cash flows for the interim periods ended June 30, 1998 and 1997 have been reviewed by FMC's independent accountants. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results of operations for the full year.

Prior period balances have been reclassified to conform with the current period's presentation, including the reclassification of operations constituting the Defense Systems segment as a discontinued operation (Note 4).

The company's accounting policies, except as described in the remainder of this paragraph, are set forth in Note 1 to the company's consolidated 1997 financial statements, which are incorporated by reference in the company's 1997 Annual Report on Form 10-K. As more fully discussed in Note 3, the company adopted AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1998. In conjunction with the adoption, the company began expensing all start-up costs as incurred.

Note 2:  Debt
The company has $750 million in committed credit facilities consisting of a $300 million, 364-day non-amortizing revolving credit agreement due in December 1998 and a $450 million, five-year non-amortizing revolving credit agreement due in December 2001. No amounts were outstanding under these facilities at either June 30, 1998 or December 31, 1997.

In November 1995, the company commenced a short-term commercial paper program supported by the committed facilities. There were no outstanding commercial paper borrowings at June 30, 1998. Outstanding commercial paper borrowings totaled $155.0 million at December 31, 1997.

Committed credit available under the revolving credit facilities provides management with the ability to refinance a portion of its debt on a long-term basis and, as it is management's intent to do so, $265.0 million of borrowings under uncommitted U.S. credit facilities have been classified as long-term debt at June 30, 1998. At December 31, 1997, $155.0 million of outstanding commercial paper and $120.0 million of borrowings under uncommitted U.S. credit facilities were classified as long-term debt.

In January 1997, the company registered $400 million of medium-term debt securities pursuant to a $500 million universal shelf registration filed in 1995. During 1997, the company issued $70 million of medium-term notes and used the net proceeds to retire short-term borrowings.

On May 5, 1998, the company issued $70 million of 6.75% medium-term notes due May 5, 2005 and on May 27, 1998, the company issued $100 million of 7.0% medium-term notes due May 15, 2008. The company has used the proceeds of $168.0 million to retire other borrowings.

On August 3, 1998, a universal shelf registration filed by the company, under which $500 million of debt and/or equity may be offered, became effective. This registration incorporates $160 million of unused capacity from the company's 1995 shelf registration.

Note 3:  Recent Accounting Pronouncements
SOP No. 98-5 was adopted by the company effective January 1, 1998. SOP No. 98-5 requires costs of start-up activities, including organizational costs, to be expensed as incurred. In conjunction with the adoption, the company charged $46.5 million ($36.1 million after tax, or $1.01 per share on a diluted basis) to expense, which was reported as the cumulative effect of a change in accounting principle. The expense represented the write-off of costs related to the start-up of manufacturing at the Salar del Hombre Muerto lithium facility in Argentina, the Baltimore sulfentrazone facility, and the Bayport, Texas hydrogen peroxide plant expansion.

During the quarter ended March 31, 1998, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements, and requires a total for comprehensive income to be provided in condensed financial statements of interim periods. Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. Comprehensive income for the three months and six months ended June 30, 1998 and 1997 consisted of the following (in millions):

                                            Quarter ended              Six-months ended
                                               June 30,                    June 30,
                                        ---------------------        ---------------------
                                          1998         1997          1998            1997
                                          ----         ----          ----            ----
Net income                                $67.6       $ 72.7         $58.3          $112.7
Other comprehensive income (loss):
 Foreign currency translation
  adjustment, net of tax of $(1.4)
  and $(3.8) for the quarter
  ended June 30, 1998 and 1997,
  respectively and $(3.3) and
  $(14.8) for the six months ended
  June 30, 1998 and 1997,
  respectively                             (4.0)       (12.1)         (9.3)          (47.6)
                                          -----       ------         -----          ------
Comprehensive income                      $63.6       $ 60.6         $49.0          $ 65.1
                                          =====       ======         =====          ======

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

SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" is effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revises employers' disclosures about pensions and other postretirement benefit plans. The company is evaluating the new statement's provisions and will adopt SFAS No. 132, as required, in the fourth quarter of 1998.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for financial statements for fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The company is evaluating the new statement's provisions.

Note 4:  Discontinued Operations
On October 6, 1997, FMC, Harsco Corporation and Harsco UDLP Corporation (together with Harsco Corporation, "Harsco"), sold United Defense, L.P. ("United Defense" or "UDLP") and certain other assets to The Carlyle Group ("Carlyle") for approximately $850 million. FMC was the managing general partner and 60 percent owner of United Defense, which was formed in 1994 by combining FMC's Defense Systems Group with Harsco's BMY Combat Systems Division. Harsco owned the remaining 40 percent of UDLP. United Defense supplies ground combat and naval weapons to the U.S. and military customers around the world.

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

Sales and net income of the discontinued operation were $321.2 million and $12.1 million, respectively, and $608.7 million and $30.8 million, respectively, for the three-month and six-month periods ended ended June 30, 1997.

Reserves for discontinued operations at June 30, 1998 and December 31, 1997, respectively, were $200.3 million and $231.3 million. At June 30, 1998, $22.9 million of the reserves related to liabilities associated with the sale of UDLP, and the remainder is related to operations discontinued between 1976 and 1996. See Note 3 to the company's December 31, 1997 consolidated financial statements and Note 5 below.

Note 5:  Environmental Contingencies
The company has provided reserves for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $245.0 million and $263.8 million, before recoveries, have been provided at June 30, 1998 and December 31, 1997, respectively, of which $120.9 million and $132.7 million are included in the reserve for discontinued operations at June 30, 1998 and December 31, 1997, respectively. The company's total environmental reserves include approximately $238.7 million and $247.4 million for remediation activities and $6.3 million and $16.4 million for remedial investigation/feasibility study costs at June 30, 1998 and December 31, 1997, respectively. In addition, the company has estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $150 million at June 30, 1998. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a material adverse effect on the company's liquidity or financial condition and may be satisfied over the next twenty years or longer.

Recoveries of $96.2 million ($29.9 million as other assets and $66.3 million as an offset to the reserve for discontinued operations) and $104.9 million ($36.9 million as other assets and $68.0 million as an offset to the reserve for discontinued operations), have been recorded as probable realization on claims against third parties at June 30, 1998 and December 31, 1997, respectively. The majority of recorded assets related to recoveries from Potentially Responsible Parties are associated with insurance companies and with existing contractual arrangements with U.S. government agencies and amounts due from insurance carriers.

A more complete description of the company's environmental contingencies and the nature of its potential obligations is included in the notes to FMC's December 31, 1997 consolidated financial statements.

An environmental inspection was conducted in July 1993 at FMC's Phosphorus Chemicals Division ("PCD") plant in Pocatello, Idaho. In August 1994, the United States EPA (Region 10) (the "EPA") formally notified FMC of a number of alleged violations of the Resource Conservation and Recovery Act and related environmental regulations governing the management of hazardous waste generated by the plant, including the operations of hazardous waste storage and treatment units without interim status, the failure to submit timely closure plans, the failure to comply with related reporting requirements and the existence of several other improper treatment and disposal practices. Although there are no legal proceedings pending at this time, FMC has been advised that the matter has been referred to the United States Department of Justice for an evaluation of whether to file a civil enforcement action. If such a civil action is filed, the government is likely to demand both injunctive relief and civil penalties. FMC has had extensive discussions with the Department of Justice and the EPA concerning substantial proposed environmental projects involving pond closure and remediation, changes in waste handling practices and additional air control in an effort to settle this matter in advance of litigation. As described in
Note 4 to the company's December 31, 1997 consolidated financial statements, the expected increase in capital costs for environmental compliance contributed to an impairment in the value of PCD's assets during the fourth quarter of 1997. Management believes that the ultimate resolution of this matter will not likely have a material adverse effect on FMC's liquidity, results of operations or financial condition.

On June 6, 1998 the EPA issued its Record of Decision (ROD) for the Eastern Michaud Flats Superfund site, which includes FMC's Pocatello phosphorus facility. The remedy the EPA selected in the ROD is a combination of capping, surface runoff controls and institutional controls for soils, with a contingency for extraction and recycling for hydraulic control of groundwater. FMC expects to negotiate a Consent Decree with the EPA in the third quarter of 1998 to perform the remedial design and to implement the remedy selected in the ROD. FMC believes its reserve of $62.7 million for future environmental costs at the Eastern Michaud Flats site adequately provides for the estimated costs of the Superfund remediation plan for the site.

Note 6:  Capital Stock
On August 28, 1997, the Board of Directors authorized a $500 million open-market stock repurchase program for FMC common stock through the end of 1999. During 1997, the company repurchased a total of 2.7 million of its common shares at a cost of $209 million, including shares repurchased under the $500 million stock repurchase program as well as shares repurchased throughout the first half of 1997 under a smaller, previously announced program. The company plans to continue purchasing shares of its common stock on the open market from time to time, depending on market conditions, and expects to repurchase approximately $150 million of the company's common stock during both 1998 and 1999. For the six months ended June 30, 1998 the company repurchased 679,300 of its common shares at a cost of $48.9 million, and subsequently repurchased 670,300 common shares at a cost of $42.9 million during the period from July 1 through August 10, 1998.

On April 24, 1998 the Restated Certificate of Incorporation of the company was amended to increase the authorized number of FMC common shares, $0.10 par value, to 130 million from 60 million.

At June 30, 1998, the company had 34.5 million shares outstanding and 1.0 million additional shares assuming conversion of stock options (calculated under the treasury stock method).

Note 7: Disposition
On July 31, 1998, the company completed the sale of Crosby Valve to a subsidiary of Tyco International Ltd. for cash and preferred stock. The preferred stock is guaranteed by Tyco International Ltd. and can be put to either the issuer or Tyco International Ltd., under certain circumstances, three years after its issuance. The operations of Crosby Valve, which are included in the Machinery and Equipment segment, were not material to FMC's business.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS

              FORWARD LOOKING STATEMENTS - SAFE HARBOR PROVISIONS

Item 2 of this report contains certain forward looking statements that are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. Wherever possible, the company has identified these "forward-looking statements" (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act) by words such as "anticipates", "plans", "believes", "estimates", "forecasts", "will continue to", "will likely result", "projects", "expects" and similar expressions. Readers are cautioned not to place undue reliance on these forward looking statements. These forward-looking statements are subject to risks and uncertainties and future events, some of which cannot be predicted or quantified, and all of which speak only as of the date hereof. These risks and uncertainties and future events could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section "Forward Looking Statements - Safe Harbor Provisions" in Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which lists important factors, including risks associated with significant price competition, higher ingredient and raw material prices or shortages of such commodities, risks associated with new product introductions (including the potential for unanticipated delays or cost overruns in connection with introductions of new products and the development of new manufacturing processes), freight transportation delays beyond the control of the Company, inability of the Company or its suppliers to remedy potential information systems problems related to the year 2000, weather patterns, risks associated with joint ventures, partnerships or limited endeavors, future environmental liabilities not covered by insurance or indemnity. Other important factors include the company's ability to enforce patents, inventory risks, the regulatory and trade environment, product demand and industry capacity, stock market conditions, manufacturing inefficiencies, environmental liabilities in excess of current reserves and estimated loss contingencies, unforeseen outcomes of litigation or other contingencies, risks relating to general economic conditions (including continued weakened market conditions in Asia), the impact of unforeseen economic and political changes in the international markets where the Company competes (including currency exchange rates, recessions, foreign ownership restrictions and other external factors over which the Company has no control), and weakness in Chemical Products markets, especially in soda ash. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                       LIQUIDITY AND FINANCIAL CONDITION

Total cash and cash equivalents at June 30, 1998 and December 31, 1997 were $70.0 million and $62.7 million, respectively. The increase in the allowance for doubtful accounts to $19.0 million from $10.4 million at the end of 1997 reflects normal adjustments, as well as a $5.3 million provision made primarily in response to increased international exposures, most notably in Southeast Asia.

As of June 30, 1998 and December 31, 1997, respectively, the company had total borrowings of $1,464.3 million and $1,340.6 million. Decreases in commercial paper borrowings of $155.0 million (net of discount) were offset by $170 million of medium-term notes issued under the universal shelf registration discussed below and a $145 million increase in borrowings under uncommitted U.S. credit facilities. Increased borrowings provided for repurchases of FMC stock and largely offset lower cash provided by operations, which were primarily caused by liquidation of higher year-end 1997 payables balances and other seasonal and working capital management factors.

The company has $750 million in committed credit facilities consisting of a $300 million, 364 day non-amortizing revolving credit agreement due in December 1998 and a $450 million, five-year non-amortizing revolving credit agreement due in December 2001. No amounts were outstanding under these facilities at June 30, 1998 or December 31, 1997.

In January 1997, the company registered $400 million of medium-term debt securities pursuant to a universal shelf registration under which, in 1997, the company issued $70 million of medium-term notes. In addition, the company issued $70 million and $100 million of medium-term notes on May 5, 1998 and May 27, 1998, respectively. See Note 2 to the June 30, 1998 consolidated financial statements.

On August 3, 1998, a universal shelf registration filed by the company, under which $500 million of debt and/or equity may be offered, became effective. This registration incorporates $160 million of unused capacity from the company's 1995 shelf registration.

Capital and acquisition spending of $121.2 million for the six months ended June 30, 1998 decreased $37.6 million versus the first half of 1997. The decrease is primarily driven by lower capital spending in the company's chemical businesses. The first half of 1997 included capital expenditures for the development of a new lithium production facility in Argentina and modifications to an herbicide plant constructed to manufacture a new family of herbicides. Both projects were substantially completed in 1997. The company continues to evaluate potential acquisitions on an ongoing basis.

As discussed in Note 4 to the company's June 30, 1998 consolidated financial statements, the company sold its defense operations to The Carlyle Group on October 6, 1997 (the closing date). As a result of the transaction, all financial disclosures included in Management's Discussion and Analysis and elsewhere in this Form 10-Q have been restated to present FMC's Defense Systems segment as a discontinued operation. On the closing date, the company received its share of the net proceeds (subject to settlement of closing balance sheet and other issues) from the sale, which included $460 million cash (approximately $375 million after tax) and a $50 million note payable to FMC by Carlyle which the company expects to collect in 1998 upon finalization of certain international joint-venture agreements. FMC used the proceeds to reduce its outstanding debt and to fund its common stock repurchase program, as discussed below.

On August 28, 1997, the Board of Directors authorized a $500 million open-market stock repurchase program for FMC common stock through the end of 1999. In the six months ended June 30, 1998, the company repurchased a total of 679,300 common shares at a cost of $48.9 million under this program. The repurchased shares are recorded as treasury stock at cost in the company's June 30, 1998 consolidated balance sheet. The company plans to continue purchasing shares of its common stock on the open market from time to time, depending on market conditions. During the period from July 1, 1998 through August 10, 1998, the Company repurchased 670,300 common shares at a cost of $42.9 million. The company expects to repurchase an additional $60 million of the company's common stock during the remainder of 1998 and $150 million during 1999.

Other expected cash requirements for the remainder of 1998 include approximately $150 million to $175 million for planned capital expenditures (excluding potential acquisitions), approximately $20 million for environmental remediation expenditures and approximately $40 million for net after-tax interest payments based on current debt levels and interest rates. Cash to meet these requirements will be provided primarily by the company's operations and, if necessary, by existing cash balances and available short- or long-term credit facilities.

As discussed in Note 3 to the company's June 30, 1998 consolidated financial statements, the company adopted AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1998. In conjunction with the adoption, the company charged $46.5 million ($36.1 million after tax) of previously capitalized start-up costs to expense.

The company's ratios of earnings to fixed charges were 2.8x and 2.5x for the six months ended June 30, 1998 and 1997, respectively. The increase in 1998 resulted primarily from the company's higher 1998 earnings from continuing operations before income taxes and a cumulative effect of a change in accounting principle, as well as lower net interest expense.

                             RESULTS OF OPERATIONS

          Second Quarter of 1998 Compared with Second Quarter of 1997

                       Industry Segment Data (Unaudited)
                                 (In millions)

                                              Three Months Ended
                                                    June 30
                                              ------------------
                                               1998        1997
                                              -----        -----
Sales

      Machinery and Equipment                $  558.8   $  504.8
      Industrial Chemicals                      241.2      262.6
      Performance Chemicals                     336.5      374.1
      Eliminations                               (7.1)      (7.2)
                                             --------   --------
                                             $1,129.4   $1,134.3
                                             ========   ========
Income from continuing operations
before income taxes

      Machinery and Equipment                $   42.3   $   31.2
      Industrial Chemicals                       32.3       41.4
      Performance Chemicals                      60.8       57.6
                                             --------   --------
      Operating profit from
       continuing operations                    135.4      130.2

      Corporate                                 (20.0)     (22.9)
      Other income, net                           4.0        0.9
      Net interest expense                      (28.2)     (28.7)
                                             --------   --------
                                             $   91.2   $   79.5
                                             ========   ========

Business segment results are presented net of minority interests, reflecting only FMC's share of earnings. Minority interests for the three months ended June 30, 1998 and 1997 were $0.9 million and $2.9 million, respectively, the majority of which related to the Industrial Chemicals segment. The corporate line primarily includes corporate staff expenses, and other income (net) consists of all other corporate items, including LIFO inventory adjustments.

As described in Note 4 to the company's June 30, 1998 consolidated financial statements, the operations constituting FMC's Defense Systems segment have been reclassified as a discontinued operation and results of prior periods have been restated for comparative purposes.

General
Sales from continuing operations of $1.1 billion were essentially even with last year's second quarter. Operating profit from continuing operations (net of minority interests) increased to $135 million from $130 million in last year's second quarter reflecting continued strong performance in Machinery and Equipment as well as reduced costs in agricultural products, which more than offset weaker Industrial Chemical markets. Income from continuing operations increased to $68 million, or $1.89 per share on a diluted basis, in the second quarter of 1998 from $61 million, or $1.58 per share, in the second quarter of 1997.

Earnings from discontinued operations, net of income taxes, representing the company's defense systems operations which were sold in October 1997, were $12 million, or $0.32 per share on a diluted basis, in the second quarter of 1997. Net income of $68 million, or $1.89 per share on a diluted basis, in the second quarter of 1998 compared with net income of $73 million, or $1.90 per share, in the second quarter of 1997.

Machinery and Equipment
Machinery and Equipment sales of $559 million increased 11 percent from $505 million in the second quarter of 1997, and profits of $42 million increased 35 percent from $31 million in the prior-year quarter. These results reflect the strong market for subsea equipment and increased sales and margins for Jetway Systems.

Petroleum equipment sales and earnings increased in the second quarter of 1998 primarily due to increased SOFEC sales to Malaysia and Canada and higher sales and margins for subsea equipment.

Sales of airport products increased in the second quarter of 1998 due to increased sales of cargo loaders and Jetway Systems. Earnings from airport products increased in 1998 compared to the second quarter last year due to manufacturing efficiencies, higher margins on Jetway Systems and lower warranty costs related to ground support equipment.

FMC FoodTech sales and profits were up slightly from last year's quarter, reflecting increased sales and profits of agricultural machinery, partly offset by a decline in Frigoscandia's sales, due to the timing of orders which are expected to close in the second half of 1998. Extractor revenues declined slightly due to lower citrus crop production, which is expected to continue throughout 1998. Restructuring and cost saving measures implemented in the first quarter of 1998, however, have more than offset the impact of the reduced crops on earnings.

Industrial Chemicals
Industrial Chemicals sales of $241 million decreased $22 million from $263 million in last year's period and earnings (net of minority interests) decreased to $32 million from $41 million in 1997, reflecting lower soda ash and hydrogen peroxide prices and lower phosphorous volumes.

Sales and earnings of alkali products decreased compared to the second quarter of 1997, reflecting lower prices and export volumes of soda ash to Asia and lower sodium cyanide sales due to reduced gold mining activity.

Phosphorus sales decreased compared with the same quarter in the prior year due to reduced volumes. Earnings were up, however, primarily as a result of lower depreciation costs resulting from an asset impairment charge recorded in the fourth quarter of 1997.

Peroxygen sales and earnings were lower in the second quarter as continued weak pricing more than offset increased volumes and reduced costs. In July 1998, the company announced that an older production line at its Bayport, Texas plant will be mothballed effective August 15, reducing FMC's North American production capacity by about 25 percent. The company expects to meet current demand levels from its remaining production facilities, but can reopen the line at a future date if demand increases.

Sales and earnings of Spain-based FMC Foret decreased from the second quarter of 1997 as improved operational results were more than offset by the strengthening of the U.S. dollar against the Spanish peseta.

Performance Chemicals
Performance Chemicals sales of $337 million in the second quarter of 1998 decreased 10 percent from $374 million in last year's quarter as the result of lower agricultural product sales. The company continues to sell all of the Authority herbicide produced, but sales of Command herbicide were down due to wet weather conditions in the Midwest and competitive pressures. In addition, insecticide sales were lower compared to the same quarter last year as a result of lower cotton acreage and lower distributor inventories. Earnings of $61 million in 1998 increased from $58 million in 1997 reflecting cost reductions initiated at the beginning of the year throughout the agricultural products business, as well as improved manufacturing performance at the Authority plant.

Specialty chemical sales were down slightly but earnings were up, reflecting increased sales of pharmaceutical products and lower costs related to food ingredients and process additives. Offsetting this was a decrease in lithium sales and earnings in the second quarter as compared to the same quarter last year due to lower lithium carbonate and hydroxide prices, reflecting increased competition, and higher operating costs associated with the start up of the Argentine production facility.

Corporate
Corporate expenses of $20 million in the second quarter of 1998 were 13 percent lower than the second quarter of 1997, reflecting the timing of expenses and certain cost reductions.

Net interest expense
Net interest expense of $28 million was down slightly in the second quarter of 1998 compared to the same quarter last year due to lower debt levels.

Effective tax rates
The effective tax rates applicable to income from continuing operations before income taxes for the quarters ended June 30, 1998 and 1997 were 26 and 24 percent, respectively.

Order backlog
FMC's backlog of unfilled orders for Machinery and Equipment increased to $1,339 million from $989 million at December 31, 1997 and $1,007 million at June 30, 1997. The increase in backlog reflects the recognition of the previously announced subsea and floating production equipment order for the $230 million Terra Nova Project on the Grand Banks of Newfoundland, as well as large orders from Shell and Statoil. In July, 1998 the company received an order from Elf Aquitaine for approximately $200 million of subsea equipment for the Girassol project offshore Angola, which will be included in the backlog for the third quarter of 1998. In addition, FMC FoodTech's backlog increased $47 million from the end of 1997 driven by increases in most divisions. Backlogs are not reported for Industrial Chemicals or Performance Chemicals due to the nature of these businesses.

Legal contingencies
On April 14, 1998 a jury returned a verdict against the company in the amount of $125 million in conjunction with a qui tam lawsuit against the company. (See
Part II, Item 1 of this Form 10-Q for a discussion of the lawsuit.) Although any legal proceeding is subject to inherent uncertainty, it is the company's position that the lawsuit is without merit and that the likelihood that any material adverse judgment in this action will stand against the company is remote. Accordingly, no provision for this matter has been made in the company's consolidated financial statements.

                             RESULTS OF OPERATIONS

              Six Months of 1998 Compared with Six Months of 1997

                       Industry Segment Data (Unaudited)
                                 (In millions)

                                                   Six Months Ended
                                                       June 30
                                            ---------------------------
                                              1998               1997
                                            --------           --------
Sales
     Machinery and Equipment                $1,025.0           $  971.8
     Industrial Chemicals                      478.3              498.1
     Performance Chemicals                     662.9              671.5
     Eliminations                              (14.4)             (14.2)
                                            --------           --------
                                            $2,151.8           $2,127.2
                                            ========           ========


Income from continuing operations
before income taxes and cumulative
effect of change in accounting
principle

     Machinery and Equipment                $   65.2           $   47.7
     Industrial Chemicals                       64.8               76.6
     Performance Chemicals                      95.2               87.5
                                            --------           --------
     Operating profit from
      continuing operations                    225.2              211.8

     Corporate                                 (43.3)             (46.2)
     Other income and (expense), net            (1.7)               0.5
     Net interest expense                      (52.8)             (58.8)
                                            --------           --------
                                            $  127.4           $  107.3
                                            ========           ========

Business segment results are presented net of minority interests, reflecting only FMC's share of earnings. Minority interests for the six months ended June 30, 1998 and 1997 were $1.8 million and $5.3 million, respectively, the majority of which related to the Industrial Chemicals segment. The corporate line primarily includes staff expenses, and other income and expense consist of all other corporate items, including LIFO inventory adjustments.

As described in Note 4 to the company's June 30, 1998 consolidated financial statements, the operations constituting FMC's Defense Systems segment have been reclassified as a discontinued operation and results of prior periods have been restated for comparative purposes.

Sales of $2,152 million in the first half of 1998 were essentially even with sales in the first half of 1997. Increases in petroleum equipment sales offset declines in industrial chemicals due to lower pricing, and declines in performance chemicals due to lower herbicide and insecticide sales. Segment operating profits increased to $225 million in the first half of 1998 from $212 million in 1997 primarily as a result of increased petroleum equipment sales, lower performance chemical costs due to restructuring initiatives in agricultural products and manufacturing process changes implemented at the Authority herbicide plant.

Corporate expenses of $43 million decreased $3 million from the prior year reflecting ongoing cost control efforts. Net interest expense decreased to $53 million from $59 million due to lower debt levels resulting from late 1997 operating cash flows and the use of a portion of the proceeds from the sale of the company's defense system operations to reduce outstanding debt.

Income from continuing operations before the cumulative effect of a change in accounting principle increased to $94 million, or $2.64 per share on a diluted basis, in the first half of 1998 from $82 million, or $2.14 per share in the first half of 1997. Earnings from discontinued operations, net of income taxes, representing the Defense Systems segment, were $31 million, or $0.81 per share on a diluted basis, in the first half of 1997. As discussed in Note 3 to the company's June 30, 1998 consolidated financial statements, the company adopted AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1998. In conjunction with the adoption, the company charged $46.5 million ($36.1 million after tax) of previously capitalized start-up costs to expense. This change was recorded as a cumulative effect of a change in accounting principle. In the first half of 1998, net income was $58 million, or $1.63 per share on a diluted basis, compared to $113 million or $2.95 per share on a diluted basis in the first half of 1997.

Machinery and Equipment sales of $1,025 million in 1998 increased from $972 million in 1997 and profits of $65 million in 1998 increased from $48 million in 1997, reflecting continued improvements in the petroleum equipment business driven by higher SOFEC sales and improvements in the airport products business as a result of increased sales of Jetway Systems.

Industrial Chemical sales decreased to $478 million in the first half of 1998 from $498 million in 1997 and earnings decreased to $65 million in 1997 from $77 million in 1997, primarily as a result of lower soda ash and hydrogen peroxide prices, lower phosphorous volumes and the negative impact of the strengthening of the U.S. dollar against the Spanish peseta on FMC Foret sales and earnings.

Performance Chemical sales of $663 million in 1998 decreased from $672 million in 1997 primarily due to lower lithium carbonate and hydroxide prices, reflecting increased competition. Earnings in 1998 increased to $95 million from $88 million in 1997 as a result of cost reductions initiated at the beginning of 1998 throughout the agricultural products business and improved manufacturing performance at the Authority plant.

The effective tax rates applicable to income from continuing operations before income taxes and the cumulative effect of a change in accounting principle for the six-month periods ended June 30, 1998 and 1997 were 26 percent and 24 percent, respectively.

                       INDEPENDENT ACCOUNTANTS' REPORTS
                       --------------------------------

A report by KPMG Peat Marwick LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended June 30, 1998 is included on page 22.

            Independent Accountants' Report
            -------------------------------


The Board of Directors
FMC Corporation:


We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of June 30, 1998, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997 and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the company's management.

We were furnished with the report of other accountants on their review of the the results of discontinued operations of United Defense, L.P., for the three-month and six-month periods ended June 30, 1997.

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



KPMG Peat Marwick LLP
Chicago, Illinois
July 15, 1998

                          Part II - Other Information
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

As previously reported, in 1986 a former employee of FMC brought a qui tam lawsuit against the company in the United States District Court for the Northern District of California (United States of America, ex rel Henry Boisvert v. FMC Corporation). The lawsuit alleges that FMC violated the False Claims Act ("FCA") in connection with the development, testing and manufacture of the Bradley Fighting Vehicle by the company's Defense Systems Group (which was sold during 1997 and is presently accounted for as a discontinued operation). Following an investigation of the allegations raised by the lawsuit, the U.S. Department of Justice declined to intervene in the action. On April 14, 1998 a jury returned a verdict against the company in the amount of $125 million. No judgment resulting from the verdict has been entered at this time. The court established a schedule for post-trial motions and a hearing date of September 8, 1998 on those motions, after which the court will determine what judgment, if any, to enter. Under the FCA, any judgment stemming from the verdict may include, based on certain determinations to be made by the court, a doubling or trebling of part or all of the damages reflected in the verdict, as well as penalties and costs, including attorneys' fees.

Management believes the verdict is unjustified and intends to pursue all available remedies to set aside the jury's decision or reverse any judgment resulting therefrom. It is the company's position that the lawsuit is without merit. Although any legal proceeding is subject to inherent uncertainty, based upon an analysis of relevant factual and legal issues and consultation with counsel, management believes that the likelihood that any material adverse judgment in this action will stand against the company is remote. As management does not believe that this litigation will have a material impact on the company's earnings, liquidity or financial condition, no provision for this matter has been made in the company's consolidated financial statements.

                    ---------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------- ---------------------------------------------------

The Registrant's Annual Meeting of Stockholders was held on April 24, 1998. At the meeting, stockholders voted on (i) the election of four directors; (ii) ratification of the appointment of KPMG Peat Marwick LLP as the Registrant's independent auditors for 1998; and (iii) amending FMC Corporation's Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $.10 par value, from 60,000,000 to 130,000,000. Voting on each such matter was as follows:

                                    Votes         Votes    Withheld/    Broker
                                     For        Against   Abstentions  Non-Votes
                                   -------      -------   -----------  ---------
1. Election of Directors:

   B. A. Bridgewater, Jr.         32,958,792          -    524,601        -
   P. L. Davies, Jr.              32,949,691          -    533,702        -
   W. F. Reilly                   32,966,485          -    516,908        -
   J. R. Thompson                 32,728,655          -    754,738        -


2. Ratification of Auditors       33,392,635     61,939     28,819        -


3. Amending Restated
   Certificate of
   Incorporation                  27,046,457  6,363,802     73,134        -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

  (a) Exhibits

    Number in
  Exhibit Table          Description
  -------------          -----------

      11           Statement re: computation of diluted
                   earnings per share

      12           Statement re: computation of ratios of
                   earnings to fixed charges

      15           Letter re: unaudited interim financial
                   information

      27           Financial data schedule

  (b) Reports on Form 8-K
      -------------------

      Form 8-K dated April 15, 1998 describing the company's results for the first quarter of 1998.

      Form 8-K dated April 17, 1998 discussing the verdict of a qui tam lawsuit brought against the company by a former employee.

      -------------------------------

      Form 8-K dated April 24, 1998 regarding the approval to amend FMC Corporation's Restated Certificate of Incorporation to increase the number of shares of authorized common stock.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                FMC CORPORATION
                                ---------------
                                (Registrant)



Date: August 13, 1998           /s/ Ronald D. Mambu
      ---------------           -----------------------------------
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