Form 10-Q
period 1998-09-30
FMC CORP
filed 1998-10-30
CIK 37785

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
                 For the quarterly period ended September 30, 1998
                                      or
             ( ) Transition Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

        For the transition period from         to
                                       --------  --------

                         Commission File Number 1-2376

                                FMC Corporation
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                           94-0479804
      -------------------------------         ----------------------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)            Identification No.)

      200 East Randolph Drive, Chicago, Illinois        60601
      --------------------------------------------------------------
      (Address of principal executive offices)       (Zip code)

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

                                Yes   X      No
                                    ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at September 30, 1998
---------------------------------------      ---------------------------------
Common Stock, par value $0.10 per share                  33,083,361

          PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
-----------------------------------------------

FMC Corporation and Consolidated Subsidiaries
-----------------------------------------------
Consolidated Statements of Income (Unaudited)
-----------------------------------------------
(In millions, except per share data)


                                                    Three Months                Nine Months
                                                 Ended September 30          Ended September 30
                                                --------------------        --------------------
                                                  1998        1997            1998        1997
                                                --------    --------        --------    --------
Revenue:
     Sales                                      $1,110.7    $1,059.4        $3,262.5    $3,186.6
     Other revenue                                  18.0        15.3            60.3        43.4
                                                --------    --------        --------    --------

     Total revenue                               1,128.7     1,074.7         3,322.8     3,230.0
                                                --------    --------        --------    --------

Costs and expenses:
     Cost of sales                                 842.6       779.3         2,462.7     2,363.0
     Selling, general and
      administrative expenses                      143.3       148.4           459.4       465.7
     Research and development                       37.0        43.8           112.9       126.8
                                                --------    --------        --------    --------

     Total costs and expenses                    1,022.9       971.5         3,035.0     2,955.5
                                                --------    --------        --------    --------

Income from continuing operations
  before minority interests,
  net interest expense, income taxes
  and cumulative effect of change in
  accounting principle                             105.8       103.2           287.8       274.5

Minority interests                                   2.5         2.9             4.3         8.1
Interest expense (net)                              28.5        27.8            81.3        86.6
                                                --------    --------        --------    --------

Income from continuing operations
  before income taxes and
  cumulative effect of change in
  accounting principle                              74.8        72.5           202.2       179.8
Provision for income taxes                          19.4        17.4            52.4        42.9
                                                --------    --------        --------    --------

Income from continuing operations
  before cumulative effect of
  change in accounting principle                    55.4        55.1           149.8       136.9

Discontinued operation, net of
  income taxes (Note 4)                                -         7.8               -        38.7
                                                --------    --------        --------    --------

Income before cumulative effect
  of change in accounting
  principle                                         55.4        62.9           149.8       175.6

Cumulative effect of change in
  accounting principle, net of
  income taxes (Note 3)                                -           -           (36.1)          -
                                                --------    --------        --------    --------

Net income                                      $   55.4    $   62.9        $  113.7    $  175.6
                                                ========    ========        ========    ========
                                                                                 (continued)

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Income (Unaudited) (Continued)
---------------------------------------------------------
(In millions, except per share data)


                                                               Three Months         Nine Months
                                                            Ended September 30   Ended September 30
                                                            ------------------   ------------------
                                                              1998      1997       1998      1997
                                                            --------  --------   --------  --------
Basic earnings per common share:
  Continuing operations                                        $1.64     $1.48     $ 4.36     $3.68
  Discontinued operation                                           -      0.21          -      1.04
  Cumulative effect of change
   in accounting principle                                         -         -      (1.05)        -
                                                            --------  --------   --------  --------

Net income per common share                                    $1.64     $1.69     $ 3.31     $4.72
                                                            ========  ========   ========  ========

Average number of shares used
  in basic earnings per share
  computations                                                  33.8      37.2       34.4      37.2
                                                            ========  ========   ========  ========

Diluted earnings per common share:
  Continuing operations                                        $1.60     $1.43     $ 4.24     $3.58
  Discontinued operation                                           -      0.20          -      1.01
  Cumulative effect of change in
   accounting principle                                            -         -      (1.02)        -
                                                            --------  --------   --------  --------

  Net income per common share                                  $1.60     $1.63     $ 3.22     $4.59
                                                            ========  ========   ========  ========

Average number of shares used in
  diluted earnings per share
  computations                                                  34.7      38.4       35.3      38.3
                                                            ========  ========   ========  ========

The accompanying notes are an integral part of the consolidated financial statements.


FMC Corporation and Consolidated Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share data)               September 30
                                                                1998          December 31
Assets:                                                      (Unaudited)         1997
                                                             ------------      --------
Current assets:
     Cash and cash equivalents                                   $   90.9      $   62.7
     Trade receivables, net of allowance for doubtful
      accounts of $14.1 in 1998 and $10.4 in 1997                   820.8         834.2
     Inventories                                                    538.2         524.1
     Other current assets                                           183.2         210.4
     Deferred income taxes                                           71.1          84.2
                                                                 --------      --------
  Total current assets                                            1,704.2       1,715.6

Investments                                                         162.5          35.9

Property, plant and equipment at cost                             3,851.6       3,655.2
     Less -- accumulated depreciation                             2,150.6       1,975.9
                                                                 --------      --------
     Net property, plant and equipment                            1,701.0       1,679.3
Goodwill and intangible assets                                      397.7         420.4
Other assets                                                        118.9         174.1
Deferred income taxes                                                79.4          87.8
                                                                 --------      --------
Total assets                                                     $4,163.7      $4,113.1
                                                                 ========      ========

Liabilities and Stockholders' Equity:
Current liabilities:
     Short-term debt (Note 2)                                    $  167.0      $  186.4
     Accounts payable, trade and other                              668.8         663.5
     Accrued and other current liabilities                          504.6         477.8
     Current portion of long-term debt (Note 2)                       4.7          14.0
     Current portion of accrued pensions and
       other postretirement benefits                                 35.5          17.0
     Income taxes payable                                            55.1         105.8
                                                                 --------      --------
  Total current liabilities                                       1,435.7       1,464.5

Long-term debt, less current portion (Note 2)                     1,302.1       1,140.2
Accrued pension and other postretirement
  benefits, less current portion                                    217.2         246.5
Reserve for discontinued operations (Note 4)                        181.4         231.3
Other liabilities                                                   194.5         212.0
Minority interests in consolidated companies                         73.4          58.0
Stockholders' equity:
     Preferred stock, no par value, authorized
       5,000,000 shares; no shares issued in 1998 or 1997               -             -
     Common stock, $0.10 par value, authorized
       130,000,000 shares in 1998 and 60,000,000 in 1997;
       issued 38,167,938 shares in 1998 and 37,875,549
       shares in 1997 (Note 6)                                        3.8           3.8
     Capital in excess of par value of common stock                 157.4         141.0
     Retained earnings                                            1,082.9         969.2
     Foreign currency translation adjustment                       (131.9)       (135.7)
     Treasury stock, common, at cost; 5,084,577
       shares in 1998 and 2,951,573 shares in 1997                 (352.8)       (217.7)
                                                                 --------      --------
   Total stockholders' equity                                       759.4         760.6
                                                                 --------      --------
Total liabilities and stockholders' equity                       $4,163.7      $4,113.1
                                                                 ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

                                                          Nine Months
                                                      Ended September 30
                                                      ------------------
                                                       1998        1997
                                                      ------      ------
Reconciliation from income from continuing
  operations before cumulative effect of change
  in accounting principle to cash provided
  by operating activities of continuing
  operations:

Income from continuing operations before cumulative
  effect of change in accounting principle             $149.8   $136.9

Adjustments for non-cash components of
  income from continuing operations:
     Depreciation and amortization                      154.1    180.6
     Deferred income taxes                               21.5     25.6
     Minority interests                                   4.3      8.1
     Other                                              (13.8)   (37.1)

(Increase) decrease in assets:
     Trade receivables                                   13.4     76.1
     Inventories                                        (14.1)   (59.8)
     Other current assets and other assets               45.9     16.7
Increase (decrease) in liabilities:
     Accounts payable, accrued and other
      current liabilities and other liabilities          30.5     55.5
     Income taxes payable                               (40.4)    (8.1)
     Accrued pension and other
      postretirement benefits, net                       (9.0)   (10.8)
                                                       ------   ------

Cash provided by operating activities
  of continuing operations                             $342.2   $383.7
                                                       ======   ======




                                                        (continued)

FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)(Continued)
(In millions)

                                                                     Nine Months
                                                                 Ended September 30
                                                                ---------------------
                                                                 1998           1997
                                                                -------       -------
Cash provided by operating activities
  of continuing operations                                      $ 342.2       $ 383.7
                                                                -------       -------

Cash provided (required) by discontinued operations               (49.9)          3.9
                                                                -------       -------

Cash provided (required) by investing
  activities:
   Capital spending                                              (197.7)       (227.5)
   Disposal of property, plant and equipment                       64.5          44.1
   (Increase) decrease in investments                            (133.2)         27.9
                                                                -------       -------
                                                                 (266.4)       (155.5)
                                                                -------       -------

Cash provided (required) by financing
 activities:
   Net repayments of commercial paper                            (109.4)       (333.9)
   Net decrease in other short-term debt                          (19.4)       (200.9)
   Net borrowings under credit facilities                         122.8         319.7
   Proceeds from issuance of long-term debt                       169.0          69.6
   Repayment of long-term debt                                    (34.6)        (19.0)
   Distributions to limited partner                                (4.8)         (7.9)
   Repurchases of common stock                                   (135.1)        (59.3)
   Issuances of common stock                                       16.4          17.7
                                                                -------       -------
                                                                    4.9        (214.0)

Effect of exchange rate changes on cash
 and cash equivalents                                              (2.6)         (7.0)
                                                                -------       -------

Increase in cash and cash equivalents                              28.2          11.1

Cash and cash equivalents, beginning
 of year                                                           62.7          74.8
                                                                -------       -------
Cash and cash equivalents, end of period                        $  90.9       $  85.9
                                                                =======       =======

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized, was $81.5 million and $74.5 million, and net cash paid for income taxes (including taxes paid related to Defense Systems operations) was $67.9 million and $30.8 million for the nine-month periods ended September 30, 1998 and 1997, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1:  Financial Information and Accounting Policies
------------------------------------------------------

The consolidated balance sheet of FMC Corporation ("FMC" or "the company") as of September 30, 1998, and the related consolidated statements of income and of cash flows for the interim periods ended September 30, 1998 and 1997 have been reviewed by FMC's independent accountants. The review is discussed more fully in their report included herein. In the opinion of management, such financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results of operations for the full year.

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

Note 2:  Debt
-------------

The company has $750 million in available committed credit facilities consisting of a $300 million, 364-day non-amortizing revolving credit agreement due in December 1998 and a $450 million, five-year non-amortizing revolving credit agreement due in December 2001. No amounts were outstanding under these facilities at either September 30, 1998 or December 31, 1997.

In November 1995, the company commenced a short-term commercial paper program supported by the committed facilities. Outstanding commercial paper borrowings totaled $50.0 million at September 30, 1998 and $155.0 million at December 31, 1997, respectively.

Committed credit available under the revolving credit facilities provides management with the ability to refinance a portion of its debt on a long-term basis and, as it is management's intent to do so, $50 million of outstanding commercial paper and $242.8 million of borrowings under uncommitted U.S. credit facilities have been classified as long-term debt at September 30, 1998. At December 31, 1997, $155.0 million of outstanding commercial paper and $120.0 million of borrowings under uncommitted U.S. credit facilities were classified as long-term debt.

In January 1997, the company registered $400 million of medium-term debt securities pursuant to a $500 million universal shelf registration statement filed in 1995. During 1997, the company issued $70 million of medium-term notes and used the net proceeds to retire short-term borrowings.

On May 5, 1998, the company issued $70 million of 6.75% medium-term notes due May 5, 2005 and on May 27, 1998, the company issued $100 million of 7.0% medium-term notes due May 15, 2008. The company used the net proceeds of $169.0 million to retire other borrowings.

On August 3, 1998, a universal shelf registration statement filed by the company, under which $500 million of debt and/or equity may be offered, became effective. This registration statement incorporates $160 million of unused capacity from the company's 1995 shelf registration statement.

Note 3:  Recent Accounting Pronouncements
-----------------------------------------
SOP No. 98-5 was adopted by the company effective January 1, 1998. SOP No. 98-5 requires costs of start-up activities, including organizational costs, to be expensed as incurred. In conjunction with the adoption, the company charged $46.5 million ($36.1 million after tax, or $1.02 per share on a nine-month diluted basis) to expense, which was reported as the cumulative effect of a change in accounting principle. The expense represented the write-off of costs related to the start-up of manufacturing at the Salar del Hombre Muerto lithium facility in Argentina, the Baltimore sulfentrazone facility, and the Bayport, Texas hydrogen peroxide plant expansion.

During the quarter ended March 31, 1998, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements, and requires a total for comprehensive income to be provided in condensed financial statements of interim periods. Comprehensive income includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. Comprehensive income for the three months and nine months ended September 30, 1998 and 1997 consisted of the following (in millions):

                                           Three months ended           Nine months ended
                                              September 30,               September 30,
                                         -----------------------   ---------------------------
                                            1998        1997           1998          1997
                                         ----------  -----------   ------------  -------------
Net income                                  $55.4      $ 62.9         $113.7        $175.6
Other comprehensive income (loss):
 Foreign currency translation
  adjustment, net of tax expense
  (benefit) of $4.6 and $(5.3) for
  the three months ended
  September 30, 1998 and 1997,
  respectively and $1.3 and
  $(20.2) for the nine months ended
  September 30, 1998 and 1997,
  respectively                               13.1       (16.8)           3.8         (64.3)
                                            -----      ------         ------        ------
Comprehensive income                        $68.5      $ 46.1         $117.5        $111.3
                                            =====      ======         ======        ======

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for financial statements for fiscal years beginning after June 15, 1999, but may be adopted in earlier periods. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. The company is evaluating the new statement's provisions and has not yet determined the date on which it will adopt SFAS No. 133.

Note 4:  Discontinued Operations
--------------------------------

On October 6, 1997, FMC, Harsco Corporation and Harsco UDLP Corporation (together with Harsco Corporation, "Harsco"), sold United Defense, L.P. ("United Defense" or "UDLP") and certain other assets to an affiliate of The Carlyle Group ("Carlyle") for approximately $850 million. FMC was the managing general partner and 60 percent owner of United Defense, and Harsco owned the remaining 40 percent. United Defense supplies ground combat and naval weapons to the U.S. and military customers around the world.

The gross sale proceeds to FMC and Harsco consisted of $800 million cash and a $50 million 8.75% note payable to FMC by Carlyle. Of the estimated proceeds, FMC received $460 million in cash (subject to adjustment based on certain closing balance sheet items) and recognized a gain on the transaction of $318.4 million ($179.7 million after tax) during the fourth quarter of 1997. During the third quarter of 1998, all parties to the transaction reached an agreement on closing balance sheet adjustments. FMC collected the note payable net of an immaterial cash settlement to reflect final closing statement adjustments. The final settlement of these issues did not result in any adjustment to FMC's previously recorded gain. FMC used cash proceeds of the sale to retire variable rate debt and commercial paper and contribute toward its common stock repurchase program.

Reserves for discontinued operations at September 30, 1998 and December 31, 1997, respectively, were $181.4 million and $231.3 million. At September 30, 1998, $12.2 million of the reserves related to liabilities associated with UDLP, and the remainder is related to operations discontinued between 1976 and 1996. See Note 3 to the company's December 31, 1997 consolidated financial statements and Note 5 below.

Note 5:  Environmental Contingencies
------------------------------------

The company has provided reserves for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $234.8 million and $263.8 million, before recoveries, have been provided at September 30, 1998 and December 31, 1997, respectively, of which $115.0 million and $132.7 million are included in the reserve for discontinued operations at September 30, 1998 and December 31, 1997, respectively. In addition, the company has estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $150 million at September 30, 1998. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a materially adverse effect on the company's liquidity or financial condition and may be satisfied over the next twenty years or longer.

Recoveries of $95.4 million ($29.9 million as other assets and $65.5 million as an offset to the reserve for discontinued operations) and $104.9 million ($36.9 million as other assets and $68.0 million as an offset to the reserve for discontinued operations) have been recorded as probable realization on claims against third parties at September 30, 1998 and December 31, 1997, respectively. The majority of recorded assets related to recoveries from Potentially Responsible Parties are associated with existing contractual arrangements with U.S. government agencies and amounts due from insurance carriers.

A more complete description of the company's environmental contingencies and the nature of its potential obligations is included in the notes to FMC's December 31, 1997 consolidated financial statements.

FMC has signed a Consent Decree with the United States Environmental Protection Agency (the "EPA") (Region 10) and the United States Department of Justice to settle outstanding alleged violations of the Resource Conservation and Recovery Act ("RCRA") at FMC's Phosphorus Chemicals ("PCD") plant in Pocatello, Idaho. The RCRA Consent Decree was lodged in the United States District Court for the District of Idaho on October 16, 1998, and is subject to a 30-day comment period before it may be entered by the Court. The RCRA Consent Decree provides for injunctive relief covering remediation expense for closure of existing ponds, estimated at $50 million, and approximately $43 million of capital costs for waste treatment and other compliance projects; these amounts will be expended over four years. The company also will spend approximately $65 million over the next four years to conduct a number of supplemental environmental projects. These projects include approximately $63 million in capital costs for air quality improvements, and an additional $2 million for health studies with the Shoshone-Bannock Tribes, since the plant is located on tribal land. The company also will pay a penalty of $11.8 million. As described in Note 4 to the company's December 31, 1997 consolidated financial statements, the anticipated increase in capital expenditures for environmental compliance contributed to an impairment in the value of PCD's assets during the fourth quarter of 1997. In addition, FMC had previously provided in its remediation reserve for the estimated costs associated with the pond closures, health studies and the penalty under the RCRA Consent Decree.

In addition, FMC expects to finalize a second Consent Decree with the EPA in the fourth quarter of 1998. On June 6, 1998 the EPA issued a Record of Decision
(ROD) which addresses previously-closed ponds on the FMC portion of the Eastern Michaud Flats Superfund site, which includes FMC's Pocatello phosphorus facility. The remedy the EPA selected in the ROD is a combination of capping, surface runoff controls and institutional controls for soils, with a contingency for extraction and recycling for hydraulic control of groundwater. FMC believes its reserves for current and future environmental costs adequately provide for the estimated costs of the Superfund remediation plan for the site and the expenses previously described related to the October 16, 1998 RCRA Consent Decree.

FMC and the EPA (Region 3) are working together on an agreement regarding remediation of the discontinued fiber manufacturing site in Front Royal, Virginia. Discussions are ongoing and could lead to an agreement in the fourth quarter of 1998 or the first quarter of 1999.

Note 6:  Capital Stock
----------------------

On August 28, 1997, the Board of Directors authorized a $500 million open-market stock repurchase program for FMC common stock through the end of 1999. During 1997, the company repurchased a total of 2.7 million of its common shares at a cost of $209 million, including shares repurchased under the $500 million stock repurchase program and shares repurchased throughout the first half of 1997 under a smaller, previously announced program. The company plans to continue purchasing shares of its common stock on the open market from time to time, depending on market conditions, and expects to repurchase approximately $150 million of the company's common stock during each of 1998 and 1999. For the nine months ended September 30, 1998, the company repurchased approximately 2,040,000 of its common shares at a cost of $129.7 million as part of the stock repurchase program and purchased an additional 91,300 shares at a cost of $5.4 million which it contributed to a Rabbi Trust to provide for a benefit plan.

On April 24, 1998, the Restated Certificate of Incorporation of the company was amended to increase the authorized number of FMC common shares, $0.10 par value, to 130 million from 60 million.

At September 30, 1998, the company had 33.1 million shares outstanding and 0.8 million additional shares assuming conversion of stock options and other common stock equivalents (calculated under the treasury stock method).

Note 7:  Dispositions
---------------------

On July 31, 1998, the company completed the sale of Crosby Valve to a subsidiary of Tyco International Ltd. for cash and Tyco International Ltd. preferred stock. The preferred stock is guaranteed by Tyco International Ltd. and can be put to either the issuing subsidiary or Tyco International Ltd. three years after issuance. FMC realized an immaterial gain on the sale. Crosby Valve was included in the Machinery and Equipment segment.

During the quarter the company also disposed of a small FoodTech product line.

Note 8:  Acquisition
--------------------

On August 14, 1998, the company acquired a controlling interest in CBV Industria Mecanica S.A., the leading wellhead manufacturer in Brazil. With the acquisition and its previous minority equity position, the company owns 90 percent of CBV's voting shares. CBV's operations are included in the company's Machinery and Equipment segment.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on the estimated fair value of such assets and liabilities at the date of acquisition. In addition, a portion of the purchase price was allocated to goodwill.

Note 9: Legal Contingency
-------------------------

On April 14, 1998, a jury returned a verdict against the company in the amount of $125 million in conjunction with a qui tam lawsuit against the company. Any judgment stemming from the verdict may include, based on certain determinations to be made by the court, a doubling or trebling of part or all of the damages reflected in the verdict as well as penalties and costs, including attorneys' fees. (See Part II, Item 1 of this Form 10-Q for a discussion of the lawsuit.) Although any legal proceeding is subject to inherent uncertainty, it is the company's position that the lawsuit is without merit and that the likelihood that any material adverse judgment in this action will stand against the company is unlikely. Accordingly, no provision for this matter has been made in the company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS

              FORWARD LOOKING STATEMENTS - SAFE HARBOR PROVISIONS

Item 2 of this report contains certain forward looking statements that are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. Wherever possible, the company has identified these "forward-looking statements" (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act) by words such as "anticipates", "plans", "believes", "estimates", "forecasts", "will continue to", "will likely result", "projects", "expects" and similar expressions. Readers are cautioned not to place undue reliance on these forward looking statements. These forward-looking statements are subject to risks and uncertainties and future events, some of which cannot be predicted or quantified, and all of which speak only as of the date hereof. These risks and uncertainties and future events could cause the Company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section "Forward Looking Statements - Safe Harbor Provisions" in Item 1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, which lists important factors, including risks associated with significant price competition, higher ingredient and raw material prices or shortages of such commodities, risks associated with new product introductions (including the potential for unanticipated delays or cost overruns in connection with introductions of new products and the development of new manufacturing processes), freight transportation delays beyond the control of the Company, inability of the Company or its suppliers to remedy potential information systems problems related to the year 2000, weather patterns, risks associated with joint ventures, partnerships or limited endeavors, and future environmental liabilities not covered by insurance or indemnity. Other important factors include the company's ability to enforce patents, inventory risks, the regulatory and trade environment, product demand and industry capacity, stock market conditions, manufacturing inefficiencies, environmental liabilities in excess of current reserves and estimated loss contingencies, unforeseen outcomes of litigation or other contingencies, risks relating to general economic conditions (including continued weakened market conditions in Asia) and the impact of unforeseen economic and political changes in the international markets where the company competes (including currency exchange rates, recessions, foreign ownership restrictions and other external factors over which the company has no control). The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                       LIQUIDITY AND FINANCIAL CONDITION

Total cash and cash equivalents at September 30, 1998 and December 31, 1997 were $90.9 million and $62.7 million, respectively.

As of September 30, 1998 and December 31, 1997, respectively, the company had total borrowings of $1,473.8 million and $1,340.6 million. Decreases in commercial paper borrowings of $105.0 million (net of discount) were offset by $170.0 million of medium-term notes issued under the universal shelf registration statement discussed below and a $122.8 million increase in borrowings under uncommitted U.S. credit facilities. Increased borrowings primarily funded repurchases of FMC common stock.

The company has $750 million in available committed credit facilities consisting of a $300 million, 364-day non-amortizing revolving credit agreement due in December 1998 and a $450 million, five-year non-amortizing revolving credit agreement due in December 2001. No amounts were outstanding under these facilities at September 30, 1998 or December 31, 1997.

In January 1997, the company registered $400 million of medium-term debt securities pursuant to its 1995 universal shelf registration statement under which the company issued $70 million and $100 million of medium-term notes on May 5, 1998 and May 27, 1998, respectively. See Note 2 to the September 30, 1998 consolidated financial statements.

On August 3, 1998, a universal shelf registration statement filed by the company, under which $500 million of debt and/or equity may be offered, became effective. This registration statement incorporates $160 million of unused capacity from the company's 1995 shelf registration statement.

Capital and acquisition spending of $197.7 million for the nine months ended September 30, 1998 decreased $29.8 million versus the first three quarters of 1997. The decrease is primarily driven by lower capital spending in the company's chemical businesses. The first three quarters of 1997 included capital expenditures for the development of a new lithium production facility in Argentina and modifications to a Baltimore, Maryland plant constructed to manufacture a new family of herbicides. Both projects were substantially completed in 1997. As discussed in Note 8 to the consolidated financial statements, on August 14, 1998, the company acquired a controlling interest in CBV Industria Mecanica S.A. The acquisition price was funded by short-term borrowings. The company continues to evaluate potential acquisitions on an ongoing basis.

As discussed in Note 4 to the company's September 30, 1998 consolidated financial statements, the company sold its defense operations to The Carlyle Group on October 6, 1997 (the closing date). On the closing date, the company received its share of the net proceeds (subject to adjustment based on certain closing balance sheet items) from the sale, which included $460 million in cash (approximately $375 million after tax) and a $50 million note payable to FMC by The Carlyle Group. During the third quarter of 1998, FMC collected the note payable, net of an immaterial cash settlement to reflect final closing balance sheet adjustments.

On August 28, 1997, the Board of Directors authorized a $500 million open-market stock repurchase program for FMC common stock through the end of 1999. In the nine months ended September 30, 1998, the company repurchased a total of 2,040,000 common shares at a cost of $129.7 million under this program, and an additional 91,300 shares at a cost of $5.4 million which it contributed to a Rabbi Trust to provide for a benefit plan. The repurchased shares are recorded as treasury stock at cost in the company's September 30, 1998 consolidated balance sheet. The company plans to continue purchasing shares of its common stock on the open market from time to time, depending on market conditions, and expects to purchase an additional $20 million of the company's common stock during the remainder of 1998 and $150 million during 1999.

Other expected cash requirements for the remainder of 1998 include up to $75 million for planned capital expenditures (excluding potential acquisitions), approximately $25 million for environmental remediation expenditures and approximately $20 million for net after-tax interest payments based on current debt levels and interest rates. Cash to meet these requirements will be provided primarily by the company's operations and, if necessary, by existing cash balances and available short- or long-term credit facilities.

The increase in investments from $35.9 at December 31, 1997 to $162.5 at September 30, 1998 primarily represents the receipt of Tyco International Ltd. preferred stock as proceeds of the company's sale of Crosby Valve to a subsidiary of Tyco International Ltd. (See Note 7 to the September 30, 1998 consolidated financial statements.)

As discussed in Note 3 to the company's September 30, 1998 consolidated financial statements, the company adopted AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1998. In conjunction with the adoption, the company charged $46.5 million ($36.1 million after tax) of previously capitalized start-up costs (recorded as other assets) to expense.

The company's ratios of earnings to fixed charges were 2.9x and 2.7x for the nine months ended September 30, 1998 and 1997, respectively. The increase in 1998 resulted primarily from lower net interest expense and the company's higher 1998 earnings from continuing operations before income taxes and a cumulative effect of a change in accounting principle.

                         NEW ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements that will affect the company are discussed in Note 3 to the September 30, 1998 consolidated financial statements.

                             RESULTS OF OPERATIONS

           Third Quarter of 1998 Compared with Third Quarter of 1997

                       Industry Segment Data (Unaudited)
                                 (In millions)

                                         Three Months Ended
                                            September 30
                                         --------------------
                                           1998        1997
                                         --------    --------

Sales
-----

  Machinery and Equipment                $  553.7    $  495.6
  Industrial Chemicals                      238.9       252.0
  Performance Chemicals                     325.9       315.2
  Eliminations                               (7.8)       (3.4)
                                         --------    --------
                                         $1,110.7    $1,059.4
                                         ========    ========
Income from continuing operations
---------------------------------
before income taxes
-------------------

  Machinery and Equipment                $   49.5    $   42.5
  Industrial Chemicals                       23.6        33.9
  Performance Chemicals                      43.9        41.0
                                         --------    --------
  Operating profit from
    continuing operations                   117.0       117.4

  Corporate                                 (19.0)      (20.5)
  Other income, net                           5.3         3.4
  Net interest expense                      (28.5)      (27.8)
                                         --------    --------
                                         $   74.8    $   72.5
                                         ========    ========

Business segment results are presented net of minority interests, reflecting only FMC's share of earnings. Minority interests for the three months ended September 30, 1998 and 1997 were $2.5 million and $2.9 million, respectively, the majority of which related to the Industrial Chemicals segment. The corporate line primarily includes corporate staff expenses, and other income (net) consists of all other corporate items, including LIFO inventory adjustments and pension income or expense.

General
-------

Sales of $1.1 billion for the quarter ended September 30, 1998 were up slightly from last year's third quarter. Operating profit from continuing operations of $117 million and after-tax income from continuing operations of $55 million were essentially even with the third quarter last year reflecting higher Machinery and Equipment performance offset by declines in Industrial Chemicals and a higher tax rate. Earnings per share from continuing operations were $1.60 per share on a diluted basis in the third quarter of 1998, up from $1.43 in last year's quarter, reflecting the impact of the company's previously announced ongoing share repurchase program.

Earnings from discontinued operations, net of income taxes, representing the company's defense systems operations which were sold in October 1997, were $8 million, or $0.20 per share on a diluted basis, in the third quarter of 1997. Net income of $55 million, or $1.60 per share on a diluted basis, in the third quarter of 1998 compared with net income of $63 million, or $1.63 per share, in the third quarter of 1997.

Machinery and Equipment
-----------------------

Machinery and Equipment sales of $554 million increased 12 percent from $496 million due to the increased sales of subsea systems that were only partly offset by a decline in FMC FoodTech sales. Profits of $50 million increased 16 percent from $43 million in the third quarter of 1997 due to higher energy systems sales and cost reductions in FMC FoodTech.

Energy systems sales and earnings increased in the third quarter of 1998 primarily due to the continued strength of subsea system sales which include two months of the recent acquisition of CBV, the leading wellhead manufacturer in Brazil. Higher sales to Statoil, Shell and Elf Aquitaine also contributed to the increase.

Sales and earnings of airport products were essentially even with the third quarter of 1997, as increased sales of Jetway Systems and automated guidance vehicles were offset by a decline in sales of deicers.

FMC FoodTech sales were down from last year's quarter, due to continuing weakness in the Asian economies that was only partially offset by increased food processing sales. Earnings were up compared to the prior year, primarily as a result of restructuring and cost savings measures implemented in the first quarter of 1998.

Industrial Chemicals
--------------------

Industrial Chemicals sales of $239 million for the third quarter of 1998 decreased $13 million from $252 million in last year's period, and earnings (net of minority interests) decreased to $24 million from $34 million in 1997, reflecting lower soda ash and hydrogen peroxide prices and reduced phosphorus volumes.

Sales and earnings of alkali products decreased compared to the third quarter of 1997, reflecting lower prices and export volumes of soda ash to Asia; lower sodium cyanide sales due to reduced gold mining activity; and timing of the annual longwall maintenance shutdown in the soda ash mine. A 10 percent reduction in workforce at the company's Green River facility being implemented in the third and fourth quarters of 1998 is expected to further reduce the company's cost position.

Phosphorus sales decreased compared with the same quarter in the prior year due to reduced volumes. Earnings were up, however, primarily as a result of lower depreciation costs resulting from an asset impairment charge recorded in the fourth quarter of 1997.

Peroxygen sales and earnings were lower in the third quarter as continued weak pricing more than offset increased volumes and reduced costs. The company shut down an older production line at its Bayport facility on August 15, 1998 and a competitor also shut down a portion of its production facilities. The combined effect of these actions reduced excess U.S. production capacity by approximately 45 percent. The company expects to meet current demand levels from its remaining production facilities.

Sales and earnings of Spain-based FMC Foret were even with the third quarter of 1997 as improved operational results were offset by the continued strengthening of the U.S. dollar against the Spanish peseta.

Performance Chemicals
---------------------

Performance Chemicals sales of $326 million in the third quarter of 1998 increased $11 million from $315 million in last year's quarter, and earnings of $44 million in 1998 increased from $41 million in 1997. Agricultural Products sales and margins were up, primarily due to improved performance in U.S. insecticide markets and the company's Authority herbicide line. In addition, the continuing impact of cost reductions announced and implemented earlier in the year also improved earnings.

During the quarter, the company entered into an agreement with DuPont whereby DuPont will have exclusive use of sulfentrazone, which is marketed as Authority herbicide and Canopy XL herbicide, in the U.S. soybean markets. This long-term agreement, under which DuPont and the company agree to specific supply, price and volume requirements, takes effect for the 1999 growing season. In addition, during the third quarter of 1998, the company's new herbicide, Aim, received registration from the Environmental Protection Agency for use on corn in the U.S.

Specialty chemical sales were also up slightly reflecting increased sales of pharmaceutical and food ingredient products offset by a decrease in lithium prices and volumes. Earnings were down as a result of lower lithium carbonate and lithium hydroxide prices, higher operating costs associated with the start up of the Argentine production facility and the need for a temporary shutdown to complete a butyllithium expansion in the United Kingdom.

Corporate
---------

Corporate expenses of $19 million in the third quarter of 1998 were 7 percent lower compared to $21 million in the third quarter of 1997, reflecting timing of expenses.

Net interest expense
--------------------

Net interest expense of $29 million was up slightly in the third quarter of 1998 compared to the same quarter last year due to increased borrowing related to the CBV acquisition and the continuing common stock repurchase program.

Effective tax rates
-------------------

The effective tax rates applicable to income from continuing operations before income taxes for the quarters ended September 30, 1998 and 1997 were 26 and 24 percent, respectively.

Order backlog
-------------

FMC's backlog of unfilled orders for Machinery and Equipment increased to $1,336 million at September 30, 1998 from $989 million at December 31, 1997 and $991 million at September 30, 1997. The increase in backlog reflects the recognition of the subsea and floating production equipment order for the $230 million Terra Nova Project on the Grand Banks of Newfoundland, an order from Elf Aquitaine for approximately $200 million of subsea equipment for the Girassol project offshore Angola, large orders from Shell and Statoil and the acquisition of CBV. In addition, FMC FoodTech's backlog increased $26 million from the end of 1997, driven by increases in most businesses. Backlogs are not reported for Industrial Chemicals or Performance Chemicals due to the nature of these businesses.

                             RESULTS OF OPERATIONS

       First Nine Months of 1998 Compared with First Nine Months of 1997

                       Industry Segment Data (Unaudited)
                                 (In millions)

                                           Nine Months Ended
                                             September 30
                                        -----------------------
                                          1998           1997
                                        --------       --------
Sales
-----
 Machinery and Equipment                $1,578.7       $1,467.3
 Industrial Chemicals                      717.2          750.2
 Performance Chemicals                     988.8          986.7
 Eliminations                              (22.2)         (17.6)
                                        --------       --------
                                        $3,262.5       $3,186.6
                                        ========       ========


Income from continuing operations
---------------------------------
before income taxes and cumulative
----------------------------------
effect of change in accounting
------------------------------
principle
---------

 Machinery and Equipment                $  114.7       $   90.3
 Industrial Chemicals                       88.4          110.5
 Performance Chemicals                     139.1          128.5
                                        --------       --------
 Operating profit from
  continuing operations                    342.2          329.3

 Corporate                                 (62.3)         (66.7)
 Other income, net                           3.6            3.8
 Net interest expense                      (81.3)         (86.6)
                                        --------       --------
                                        $  202.2       $  179.8
                                        ========       ========

Business segment results are presented net of minority interests, reflecting only FMC's share of earnings. Minority interests for the nine months ended September 30, 1998 and 1997 were $4.3 million and $8.1 million, respectively, the majority of which related to the Industrial Chemicals segment. The corporate line primarily includes staff expenses, and other income (net) consists of all other corporate items, including LIFO inventory adjustments and pension income or expense.

Sales of $3,263 million for the first nine months of 1998 increased $76 million from sales of $3,187 million for the first nine months of 1997. Increases in energy systems sales offset declines in Industrial Chemical sales due to lower pricing, and Performance Chemicals sales remained even with last year. Segment operating profits increased to $342 million for the first nine months of 1998 from $329 million in 1997, primarily as a result of increased petroleum equipment sales; lower performance chemical costs due to restructuring initiatives in agricultural products; and manufacturing process changes implemented at the Authority herbicide plant, all of which more than offset lower lithium, soda ash and hydrogen peroxide prices.

Corporate expenses of $62 million for the first nine months of 1998 decreased $5 million from $67 million in the prior year reflecting ongoing cost control efforts, lower incentive compensation accruals and timing of expenses. Net interest expense decreased to $81 million from $87 million due to lower average debt levels resulting from late 1997 operating cash flows and the use of a portion of the proceeds from the sale of the company's defense system operations to reduce outstanding debt.

Income from continuing operations before the cumulative effect of a change in accounting principle increased to $202 million, or $4.24 per share on a diluted basis, for the first nine months of 1998 from $180 million, or $3.58 per share for the first nine months of 1997. Earnings from discontinued operations, net of income taxes, representing the Defense Systems segment, were $39 million, or $1.01 per share on a diluted basis, for the first nine months of 1997. As discussed in Note 3 to the company's September 30, 1998 consolidated financial statements, the company adopted AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," effective January 1, 1998. In conjunction with the adoption, the company charged $46.5 million ($36.1 million after tax, or $1.02 per share on a nine-month diluted basis) of previously capitalized start-up costs to expense. This change was recorded as a cumulative effect of a change in accounting principle. For the first nine months of 1998, net income was $114 million, or $3.22 per share on a diluted basis, compared to $176 million, or $4.59 per share on a diluted basis, for the first nine months of 1997.

Machinery and Equipment sales of $1,579 million in 1998 increased from $1,467 million in 1997 and profits of $115 million in 1998 increased from $90 million in 1997, reflecting increased sales of energy equipment driven by higher SOFEC sales and higher sales to Statoil, Shell and Elf Aquitaine. Increased sales of Jetway Systems also contributed to the increase. Energy systems earnings were also favorable compared to last year due to restructuring and cost saving efforts implemented during 1998, including the elimination of a total of 400 positions during 1998.

Industrial Chemical sales decreased to $717 million for the first nine months of 1998 from $750 million in 1997 and earnings decreased to $88 million in 1998 from $111 million in 1997. Lower soda ash and hydrogen peroxide prices, lower phosphorus volumes and the impact of the strengthening of the U.S. dollar against the Spanish peseta on FMC Foret sales and earnings had a negative impact during the 1998 period. These factors were partially offset by lower depreciation costs in the phosphorus division resulting from an asset impairment charge recorded in the fourth quarter of 1997.

Performance Chemical sales of $989 million in 1998 were up slightly from sales of $987 million in 1997 due to increased sales of agricultural products that offset declines in specialty chemical sales. Year-to-date 1998 earnings of $139 million increased from $129 million in 1997 as a result of cost reductions initiated at the beginning of 1998 throughout the agricultural products business and improved manufacturing performance at the Authority plant.

The effective tax rates applicable to income from continuing operations before income taxes and the cumulative effect of a change in accounting principle for the nine-month periods ended September 30, 1998 and 1997 were 26 percent and 24 percent, respectively.

                         IMPACT OF THE YEAR 2000 ISSUE

Introduction

This section contains certain forward-looking statements that are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. Wherever possible, the company has identified these "forward-looking statements" (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act) by words such as "anticipates," "plans," "believes," "estimates," "forecasts," "will continue to," "will likely result," "projects," "expects" and similar expressions. Readers are cautioned not to place undue reliance on these forward looking statements. These forward-looking statements are subject to risks and uncertainties and future events, some of which cannot be predicted or quantified. All forward-looking statements therefore speak only as of the date hereof. These risks and uncertainties and future events could cause the company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section "Forward Looking Statements
- Safe Harbor Provisions" herein and the section "Forward Looking Statements - Safe Harbor Provisions" in Item 1 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The Year 2000 ("Y2K") issue refers to the risk that systems, products and equipment using date-sensitive software or computer chips with two digit date fields will recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures, miscalculations and business interruptions that could have a materially adverse impact on the company.

Governance

The company is a diversified manufacturing concern and has over 20 divisions operating at over 200 locations worldwide. Division management have primary responsibility for achieving Y2K compliance, and have appointed Y2K Project Coordinators ("Project Coordinators") for each site within their divisions. These Project Coordinators report both to the management of the applicable division and the company's Chief Information Officer ("CIO"), the overall coordinator of the company's Y2K compliance effort. The CIO reports the company's progress to a Year 2000 Steering Committee, chaired by FMC's President, and formed to oversee the company's Y2K compliance program. The CIO also periodically reports to the company's Board of Directors and its Audit Committee.

The company retained expert outside consultants to provide technical, operating and staff support to the company's Y2K Program Office. In addition, individual Project Coordinators retained specialized technology assistance to assess the Y2K compliance of their site's systems and reprogram and replace those systems that might negatively impact the company's operations in the event of non-compliance.

Methodology

The company has assessed its Y2K risks and established its priorities in addressing these risks. Of the systems the company identified as critical, 10 percent were information technology ("IT") systems, such as desktop PCs and telecommunications systems. The remaining 90 percent of these systems consist of manufacturing and facilities systems, including embedded technologies, process controls and programmable logic devices.

To achieve Y2K compliance for its critical systems, the company is employing the following six-step process: (1) assessing the scope and extent of Y2K issues;
(2) preparing for date correction, system enhancement or replacement; (3) renovating non-Y2K-ready equipment and systems; (4) testing to verify Y2K compliance has been achieved; (5) deploying of Y2K compliant solutions; and (6) post-rollover contamination control and date incident correction.

In addition, the company has developed a protocol to specifically focus these steps on the special requirements of manufacturing systems to more effectively manage its Y2K compliance process. As part of this process, auditing of Y2K-affected systems is conducted by outside experts and additional work is planned as appropriate. The company has also organized teams of specialists to follow-up completed compliance programs in its business units and to identify any remaining Y2K issues in its divisions.

IT Systems

The majority of the company's IT business applications are already Y2K-compliant. The company's chemical business began installing SAP R/3 (which is Y2K compliant) in 1994 as its enterprise resource planning system, and upgraded other business applications systems to Y2K-compliant versions. The machinery businesses' IT system renovations are substantially on track for completion early in 1999.

The company outsources most of its critical computing operations, including its network operations, to professional outsource service providers. The company is confirming that each of its outsourcers is Y2K compliant or has a detailed program in place to achieve compliance in an acceptable time frame and, where appropriate, has participated in joint planning and coordination to migrate its processing to compliant platforms.

Manufacturing and Facilities Systems

The company completed its assessment of manufacturing and facilities systems in April 1998. Modifications to approximately 70 percent of the company's critical systems are in the preparation phase, and the remaining systems are being renovated or tested or have been substantially completed. Although the divisions of the company may progress toward Y2K compliance for manufacturing and facilities systems at different rates, the company expects to have the majority of these systems Y2K-compliant by June 30, 1999. An outside engineering consulting firm is providing technical assistance in conducting remediation of these systems.

Costs of Y2K Compliance

The company is separately tracking costs for Y2K compliance. Much of the cost for Y2K compliance was originally included as part of normal operating budgets. Therefore, the company expects that some funds budgeted for other IT projects will be spent on Y2K compliance, and some previously planned non-critical projects may be deferred to future years. In addition, the company has accelerated certain wholesale system changes that might have otherwise been made at a later date in order to address Y2K issues. Through the end of 1998, the company will have spent about $10 million on Y2K compliance, of which approximately $6 million will be expensed and $4 million will be capitalized and will be amortized over three years. The company is currently in the process of estimating its future Y2K costs.

Third Party Compliance

The ability of any organization to adequately address Y2K compliance is partly dependent on third parties. As part of its compliance program, the company has established guidelines for its divisions to follow to address Y2K compliance by third parties. Each division, with the coordination of the company's CIO, is responsible for ascertaining the compliance status and/or compliance plans from their key suppliers, identifying key materials, levels of dependence, existence of backup sources or safety stock requirements and responding to specific vendor issues. Each division is also contacting key customers to ascertain their compliance status and, if necessary, developing programs of collaboration, information sharing or other support to promote continued commercial operations. The company monitors or plans to monitor in a timely fashion the Y2K compliance of the third parties on which the company may rely.

The company believes that its key IT and manufacturing and facilities systems will be able to operate into the Year 2000. However, no organization, including the company, can control all aspects of achieving and maintaining Year 2000 compliance. For example, the company cannot guarantee that electronic data transmissions from third parties will not cause instances of data contamination that will need to be addressed to minimize errors that could occur even in an environment that was previously compliant. There can be no guarantee that the systems of other companies on which the company and its systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the company's systems, would not have a materially adverse effect on the company's business, results of operations or financial condition.

Contingency Plans

Because not all instances of date failure can be anticipated or controlled, the company is developing contingency plans that enable critical operations to continue to operate if significant Y2K issues persist into the year 2000.
The company has required its divisions to prepare these plans by March 31, 1999. In addition, each division is considering the need to increase inventories of key supplies and products through the fourth quarter of 1999 to minimize any shortfall that might result from suppliers' inability to provide products and services as a result of Y2K non-compliance.

Company's Inability to Ensure Y2K Compliance

The costs of the project and the date on which the company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, the company's ability to implement compliance in certain critical areas such as process safety, availability of Y2K compliant replacement equipment from suppliers and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

The severity of problems to be confronted by the company for partial or complete non-compliance will depend on a variety of factors (such as the nature of the resulting problem and the speed with which it could be corrected or an alternative implemented) which are currently unknown. In the extreme, such problems might have a materially adverse impact on the company's operations and financial condition.

                             CONVERSION TO THE EURO

On January 1, 1999, eleven European Union member states will adopt the euro as their common national currency. Thereafter, until January 1, 2002 (the transition period), either the euro or a participating country's present currency will be accepted as legal tender. Beginning on January 1, 2002, euro-denominated bills and coins will be issued, and by July 1, 2002, only the euro will be used.

FMC management is addressing the strategic, financial, legal and systems issues related to the conversion process. While the company does not believe the ultimate costs of conversion will be material to its earnings, cash flow or financial position, every effort is being made to address customer and business needs on a timely basis and anticipate and prevent any complications related to the conversion.

                              LEGAL CONTINGENCIES

On April 14, 1998, a jury returned a verdict against the company in the amount of $125 million in conjunction with a qui tam lawsuit against the company. (See
Part II, Item 1 of this Form 10-Q for a discussion of the lawsuit.) Although any legal proceeding is subject to inherent uncertainty, it is the company's position that the lawsuit is without merit and that the likelihood that any material adverse judgment in this action will stand against the company is unlikely. Accordingly, no provision for this matter has been made in the company's consolidated financial statements.

On October 8, 1998, a jury in West Virginia awarded 10 representative plaintiffs an average of $8,300 each in compensatory damages and awarded the class $38.8 million in punitive damages in a class action lawsuit against FMC. The lawsuit followed a chemical release in December, 1995 at FMC's plant in Nitro, West Virginia. When a judgment is entered in the case, FMC believes that under West Virginia law the award should, if upheld at all, be substantially reduced.

                        INDEPENDENT ACCOUNTANTS' REPORT

A report by KPMG Peat Marwick LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended September 30, 1998 is included on page 27.

                        Independent Accountants' Report


The Board of Directors
FMC Corporation:



We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of September 30, 1998, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of the company's management.

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



KPMG Peat Marwick LLP
Chicago, Illinois
October 20, 1998

                          Part II - Other Information


ITEM 1.  LEGAL PROCEEDINGS

As previously reported, in 1986 a former employee of FMC brought a qui tam lawsuit against the company in the United States District Court for the Northern District of California (United States of America, ex rel Henry Boisvert v. FMC Corporation). The lawsuit alleges that FMC violated the False Claims Act ("FCA") in connection with the development, testing and manufacture of the Bradley Fighting Vehicle by the company's Defense Systems Group (which was sold during 1997 and is presently accounted for as a discontinued operation). Following an investigation of the allegations raised by the lawsuit, the U.S. Department of Justice declined to intervene in the action. On April 14, 1998, a jury returned a verdict against the company in the amount of $125 million. No judgment resulting from the verdict has been entered at this time. The hearing for post-trial motions and arguments took place on September 8 and 9, 1998. After the court rules on the motions, the court will determine what judgment, if any, to enter. Under the FCA, any judgment stemming from the verdict may include, based on certain determinations to be made by the court, a doubling or trebling of part or all of the damages reflected in the verdict, as well as penalties and costs, including attorneys' fees.

Management believes the verdict is unjustified and intends to pursue all available remedies to set aside the jury's decision or reverse any judgment resulting therefrom. It is the company's position that the lawsuit is without merit. Although any legal proceeding is subject to inherent uncertainty, based upon an analysis of relevant factual and legal issues and consultation with counsel, management believes that the likelihood that any material adverse judgment in this action will stand against the company is unlikely. As management does not believe that this litigation will have a material impact on the company's earnings, liquidity or financial condition, no provision for this matter has been made in the company's consolidated financial statements.

On October 8, 1998, a jury in West Virginia awarded 10 representative plantiffs an average of $8,300 each in compensatory damages and awarded the class $38.8 million in punitive damages in a class action lawsuit against FMC. The lawsuit followed a chemical release in December, 1995 at FMC's plant in Nitro, West Virginia. When a judgment is entered in the case, FMC will evaluate its options. FMC believes that under West Virginia law the award should, if upheld at all, be substantially reduced.

ITEM 6.  EXHIBITS

(a) The following exhibits are included in this Report on Form 10-Q:

    Number in
  Exhibit Table          Description
  -------------          -----------

      11           Statement re: computation of diluted
                   earnings per share

      12           Statement re: computation of ratios of
                   earnings to fixed charges

      15           Letter re: unaudited interim financial
                   information

      27           Financial data schedule

(b) The company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FMC CORPORATION
                                      ---------------
                                      (Registrant)



Date: October 30, 1998                /s/ Ronald D. Mambu
     -------------------              ------------------------------------
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