Form 10-K
period 1998-12-31
FMC CORP
filed 1999-03-25
CIK 37785

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to __________ Commission file number 1-2376


                                FMC CORPORATION
            (Exact name of registrant as specified in its charter)


         Delaware                                      94-0479804
-------------------------------                  ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)

200 East Randolph Drive,
Chicago, Illinois                                     60601
------------------                               ---------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: 312/861-6000

Securities registered pursuant to Section 12(b) of the Act:

                                   Name of each exchange
Title of each class                on which registered
-------------------                -------------------

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

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 28, 1999, WAS $1,643,639,941. THE NUMBER OF SHARES OF REGISTRANT'S COMMON STOCK, $0.10 PAR VALUE, OUTSTANDING AS OF THAT DATE WAS 32,110,182.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

DOCUMENT                                FORM 10-K REFERENCE
--------                                -------------------

Portions of 1998 Annual Report          Part I, Item 1; Part
to Stockholders                         II; and Part IV, Items
                                        14(a)(1) and (2)

Portions of Proxy Statement for         Part III
1999 Annual Meeting of Stockholders

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

The Company is one of the world's leading producers of chemicals and machinery for industry and agriculture. The Company employs 16,216 people at 107 manufacturing facilities and mines in 25 countries. The Company divides its businesses into five segments: Energy Systems; Food and Transportation Systems; Agricultural Products; Specialty Chemicals and Industrial Chemicals. The Energy Systems businesses supply subsea products system and related services, drilling, engineering and metering to the oil and gas exploration industry. Food and Transportation Systems businesses provide automated processing and handling equipment to consumer-based industries. Agricultural Products produces crop protection and pest control chemicals for worldwide markets. The Specialty Chemicals businesses develop, manufacture and market specialty chemicals for the food, consumer product and pharmaceutical industries. The Industrial Chemicals businesses manufacture a wide variety of commodity chemicals including soda ash, phosphates and hydrogen peroxide. Major customers for those businesses include detergent, glass and paper producers, as well as other chemical companies.

ITEM 1.    BUSINESS

Incorporated by Reference From:

(a)  General Development          -      1998 Annual Report to Stockholders,
     of Business                         pages 2-4 and 53, Management's
                                         Discussion and Analysis on pages 22-31,
                                         and Notes 2, 3 and 4 to the
                                         consolidated financial statements on
                                         pages 41-42

(b)  Financial Information        -      1998 Annual Report to Stockholders,
     About Industry Segments             pages 16-17 and page 36

(c)  Narrative Description        -      1998 Annual Report to Stockholders,
     of Business                         pages 18-21 and 22-31


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

Seasonality
-----------

FMC's businesses are not generally considered to be seasonal, except for the Agricultural Products segment, which tends towards lower profitability in the fourth quarter primarily due to seasonality in worldwide agricultural markets.

Competitive Conditions
----------------------

The industries in which FMC competes are highly competitive. FMC competes on the basis of product performance, service and price and is among the market leaders with respect to most products it manufactures. FMC is the world's largest producer of natural soda ash, a leading North American producer of hydrogen peroxide, a leading North American producer of industrial phosphorus chemicals and a world leader in the mining and processing of lithium products. FMC manufactures Furadan, one of the largest selling insecticides in the world. FMC is also the largest worldwide producer of carrageenan, microcrystalline cellulose, and phosphate ester flame retardants. FMC also participates in many machinery businesses, including food processing, material handling and energy production equipment, where FMC has a significant market share.

Research and Development Expenses
---------------------------------

                                 Year Ended December 31
                                 ----------------------
In Millions                        1998    1997    1996
                                 ------  ------  ------
Energy Systems                   $ 24.7  $ 20.0  $ 17.4
Food & Transportation Systems      26.0    26.7    24.1
Agricultural Products              60.2    73.9    78.3
Specialty Chemicals                28.0    35.2    34.8
Industrial Chemicals               18.6    18.2    20.4
Corporate                           0.2       -     1.5
                                 ------  ------  ------
Total                            $157.7  $174.0  $176.5
                                 ======  ======  ======

In 1998, the reduction in research and development ("R&D") expenses in the Agricultural Products segment results from the completion, in late 1997 and early 1998, of product development cycles related to the Authority and Aim herbicides. The decrease in R&D expenses in the Specialty Chemicals segment from 1997 to 1998 reflects the Company's reallocation of certain R&D resources toward customer-focused technical support (which is included in Selling and Administrative Expenses), as well as workforce reductions in some R&D areas.

Environmental
-------------

Incorporated by Reference From:

Compliance with environmental      -     1998 Annual Report to Stockholders,
laws and regulations                     Note 14 to the consolidated financial
                                         statements on pages 49-50

Employees
---------

FMC employs 16,216 people in its domestic and foreign operations. Approximately 2,400 such employees are represented by collective bargaining agreements in the United States. In 1999, three of the Company's 16 collective bargaining agreements will expire, covering approximately 123 employees. Certain of those contracts are currently under negotiation. FMC maintains good employee relations and has successfully concluded virtually all of its recent negotiations without a work stoppage. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. FMC, however, cannot predict the outcome of future contract negotiations.

Incorporated by Reference From:

(d)  Financial Information      -   1998 Annual Report to Stockholders, page 36
     About Foreign and
     Domestic Operations and
     Export Sales


Forward Looking Statements - Safe Harbor Provisions
---------------------------------------------------

The Company and its representatives may from time to time make written or oral statements that are forward-looking and provide other than historical information, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

Whenever possible, FMC has identified these forward-looking statements by such words or phrases such as "will likely result", "are expected to", "will continue", "is anticipated", "is predicted", "forecast", "estimate", "project", or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements reflect the Company's best judgment based on current information and are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Among the factors that could have an impact on the Company's ability to achieve its operating results and growth plan goals are:

 . Significant price competition, particularly among the Company's competitors in chemical businesses

 . The impact of unforeseen economic and political changes in the international markets where the Company competes, including currency exchange rates, war, civil unrest, inflation rates, recessions, trade restrictions, foreign ownership restrictions and economic embargos imposed by any of 24 foreign countries in which FMC does business or the United States, and other external factors over which the Company has no control

 . The impact of significant changes in domestic interest rates or taxation rates

 . Increases in ingredient or raw material prices compared to historical levels, or shortages of ingredients or raw materials

 . Inherent risks in the marketplace associated with new product introductions and technologies, particularly in agricultural and specialty chemicals

 . Changes in capital spending by customers in the petroleum exploration service and airline industries

 . Risks associated with developing new manufacturing processes, particularly with respect to complex chemical products

 . The ability of the Company to integrate possible future acquisitions into its existing operations

 .  The impact of freight transportation delays beyond the control of the Company

 . The inability of governmental entities or the Company or its suppliers, service providers or customers to remedy potential problems with information systems related to the arrival of the year 2000

 . Risks associated with joint venture, partnership or limited endeavors in which the Company may be responsible at least in part for the acts or omissions of its partners

 .  Stock market conditions

 . Risks derived from unforeseen developments in industries served by the Company such as weather patterns in the agricultural sector, political or economic changes in the energy industries, and other external factors over which the Company has no control

 . Environmental liabilities that may exceed current reserves and estimated loss contingencies that may arise in the future and that are not covered by insurance or indemnity

 .  Increased competition in the hiring and retention of employees


The Company cautions that the foregoing list of important factors may not be all-inclusive, and it specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

With respect to forward-looking statements set forth in the "Legal Proceedings" section, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities and the actions of plaintiffs, judges and juries.


ITEM 2.    PROPERTIES

FMC leases executive offices in Chicago and administrative offices in Philadelphia. The Company operates 107 manufacturing facilities and mines in 25 countries. Its major research facility is in Princeton, NJ. FMC holds mining leases on shale and ore deposits in Idaho to supply its phosphorus plant in Pocatello, and owns substantial phosphatic ore deposits in Rich County, Utah. Trona ore, used for soda ash production in Green River, WY, is mined primarily from property held under long-term leases. FMC owns the land and mineral rights to the Salar del Hombre Muerto lithium reserves in Argentina. Many of FMC's chemical plants require the basic raw materials which are provided by these FMC-owned or leased mines, without which other sources would have to be obtained. With regard to FMC's mining properties operated under long-term leases, no single lease or related group of leases is material to the businesses of the Company as a whole.

Most of FMC's plant sites are owned, with an immaterial number of them being leased. FMC believes its properties and facilities meet present requirements and are in good operating condition and that each of its significant manufacturing facilities is operating at a level consistent with the industry in which it operates. FMC's production properties for continuing operations are:

                                       Latin
                                      America
                          United        and     Western
                          States      Canada    Europe   Other  Total
                          -------------------------------------------
Energy Systems               8           4         7       3      22
Food & Transporta-
 tion Systems               11           2         5       2      20
Agricultural Products        6           1         -       3      10
Specialty Chemicals          6           4         6       1      17
Industrial Chemicals        12           2        14       -      28

ITEM 3.    LEGAL PROCEEDINGS

Environmental Proceedings
-------------------------

FMC has signed a Consent Decree with the EPA (Region 10) and the United States Department of Justice ("DOJ") to settle outstanding alleged violations of the Resource Conservation Recovery Act ("RCRA") at FMC's Phosphorus Chemicals ("PCD") plant in Pocatello, Idaho. The RCRA Consent Decree was lodged in the United States District Court for the District of Idaho on October 16, 1998, and the public comment period closed on December 18, 1998. Public comments were received, and the DOJ and the EPA must respond to the public comments before the RCRA Consent Decree can be entered by the Court. The RCRA Consent Decree provides for injunctive relief covering remediation expense for closure of existing ponds, estimated at $50 million, and approximately $43 million of capital costs for waste treatment and other compliance projects; these amounts will be expended over approximately four (4) years. FMC also will spend approximately $65 million over the next four (4) years to conduct a number of supplemental environmental projects. These projects include approximately $63 million in capital costs for air quality improvements, and an additional $2 million for health studies with the Shoshone-Bannock Tribes, since the plant is located on tribal land. FMC has also paid a penalty of $11.8 million. As described in Note 4 to the consolidated financial statements (page 42 of the 1998 Annual Report to Stockholders), an expected increase in capital costs for environmental compliance contributed to impairment in the value of PCD's assets during the fourth quarter of 1997.

In addition, FMC has signed a second Consent Decree with the EPA, which has yet to be lodged in court. On June 6, 1998, the EPA issued a Record of Decision ("ROD") which addresses previously-closed ponds on the FMC portion of the Eastern Michaud Flats Superfund site, which includes FMC's PCD Pocatello, Idaho, facility. The remedy the EPA selected in the ROD is a combination of capping, surface runoff controls and institutional controls for soils, with a contingency for extraction and recycling for hydraulic control of groundwater. FMC believes its reserves for current and future environmental costs adequately provide for the estimated costs of the Superfund remediation plan for the site and the expenses related to the October 16, 1998 RCRA Consent Decree described above.

In a separate matter, FMC has reached an agreement in principle with the EPA and the DOJ regarding settlement of past costs and future clean-up work at the discontinued fiber manufacturing site in Front Royal, Virginia. The parties are currently negotiating the specific terms of the agreement in principal and the final Consent Decree. The anticipated costs associated with this agreement in principle are the largest component of the fourth quarter 1998 environmental charge to discontinued operations of $70.0 million, net of contractual recoveries as described in Note 3 to the consolidated financial statements (pages 41-42 of the 1998 Annual Report to Stockholders).

See Note 14 to the consolidated financial statements (pages 49-50 of the 1998 Annual Report to Stockholders) for a discussion of legal proceedings against other Potentially Responsible Parties and insurers for contribution and/or coverage with respect to environmental remediation costs.

Other
-----

On April 14, 1998 a jury returned a verdict against the Company in the amount of $125.0 million in conjunction with a federal False Claims Act action, in which Mr. Henry

Boisvert filed and ultimately took to trial allegations that the Company had filed false claims for payment in connection with its contract to provide Bradley Fighting Vehicles to the United States Army between 1981 and 1996. Under law, portions of the jury verdict were subject to doubling or trebling. On December 24, 1998, the U.S. District Court for the Northern District of California entered judgment for Mr. Boisvert in the amount of approximately $87 million, or approximately $300 million less than the maximum judgment possible under the jury verdict. The reduction resulted from several rulings by the District Court in favor of the Company in post-trial motions. Cross-appeals to the U.S. Court of Appeals for the Ninth Circuit are now pending. Both sides are asserting arguments on appeal, and a number of those arguments, if successful, would alter or eliminate the amount of the existing judgment. Any legal proceeding is subject to inherent uncertainty, and it is not possible to predict how the appellate court will rule. Therefore, it is the position of the Company's management based on a review, including a review by outside counsel, that it is not possible to estimate the amount of a probable loss, if any, to the Company that might result from some adverse aspects of the judgment in this action ultimately standing against the Company. Accordingly, no provision for this matter has been made in the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Executive Officers of FMC Corporation, together with the offices in FMC Corporation currently held by them, their business experience since January 1, 1994, and their ages as of March 1, 1999, are as follows:

                                     Age               Office, year of election and other
Name                                 3/1/99            information for past 5 years
-----------------------------------------------------------------------------------
Robert N. Burt                       61                Chairman of the Board and
                                                       Chief Executive Officer
                                                       (91); President (90-93)

Larry D. Brady                       56                President (93) and Director (89);
                                                       Executive Vice President (89-93)

Joseph H. Netherland                 52                Executive Vice President (98);
                                                       Vice President (87) and General
                                                       Manager-Energy Systems Group (93)

Michael J. Callahan                  60                Executive Vice President and Chief
                                                       Financial Officer (94); Executive
                                                       Vice President and Chief
                                                       Financial Officer, Whirlpool
                                                       Corporation (91-94)

William J. Kirby                     61                Senior Vice President (94); Vice
                                                       President-Administration (85)

J. Paul McGrath                      58                Senior Vice President (96), General
                                                       Counsel (96) and Corporate Secretary
                                                       (97); Associate General Counsel-
                                                       Litigation, Allied Signal Inc. (92-
                                                       96)

Charles H. Cannon, Jr.               46                Vice President and General Manager-
                                                       FMC Food Tech (94) and Jetway
                                                       Systems (98); Manager, Food
                                                       Processing Systems Division (92-94)

W. Kim Foster                        50                Vice President and General Manager-
                                                       Agricultural Products Group (98);
                                                       Director, International, Agri-
                                                       cultural Products Group (97-98);
                                                       Division Manager, Airport Products
                                                       and Systems Division (91-97)

W. Reginald Hall                     62                Vice President (91) and President,
                                                       FMC Asia-Pacific (97); General
                                                       Manager-Specialty Chemicals Group
                                                       (92)

Robert I. Harries                    55                Vice President (92) and General
                                                       Manager-Chemical Products Group (94)

Stephanie K. Kushner                 43                Vice President and Treasurer (99);
                                                       Director of Financial Planning (97);
                                                       Controller, Process Additives Division
                                                       (92)

Ronald D. Mambu                      49                Vice President and Controller (95);
                                                       Director, Financial Planning (94-
                                                       95); Director, Strategic Planning
                                                       (93-94); Director, Financial Control
                                                       (87-93)

James A. McClung                     61                Vice President-Worldwide Marketing
                                                       (91)

William H. Schumann                  48                Vice President, Corporate
                                                       Development (98); Vice President and
                                                       General Manager-Agricultural
                                                       Products Group (95); Director, North
                                                       American Operations, Agricultural
                                                       Products Group (93-95); Executive
                                                       Director, Corporate Development (91-93)

William J. Wheeler                   56                Vice President Chemical Development
                                                       and Shared Services (97); Vice President, FMC
                                                       Asia-Pacific (91-97); Division Manager,
                                                       Phosphorous Chemical Division (86-91)

Each of the Company's executive officers has been employed by the Company in a managerial capacity for the past five (5) years except for Messrs. Callahan and McGrath. No family relationships exist among any of the above-listed officers, and there are no arrangements or understandings between any of them and any other person pursuant to which they are serving as an officer. All officers are elected to hold office for one (1) year and until their successors are elected and qualified.

                                    PART II

Incorporated by Reference From:

ITEM 5.   MARKET FOR               -   1998 Annual Report to Stockholders, pages
          REGISTRANT'S COMMON          29, 37 and 53, and Notes 11 and 12 to
          EQUITY AND RELATED           the consolidated financial statements
          STOCKHOLDER MATTERS          on pages 46-48

ITEM 6.   SELECTED FINANCIAL       -   1998 Annual Report to Stockholders, pages
          DATA                         54-55

ITEM 7.   MANAGEMENT'S             -   1998 Annual Report to Stockholders, pages
          DISCUSSION AND               22-31
          ANALYSIS OF
          FINANCIAL CONDITION
          AND RESULTS OF
          OPERATIONS

ITEM 7A.  QUANTITATIVE AND         -   1998 Annual Report to Stockholders, pages
          QUALITATIVE                  29-31
          DISCLOSURES ABOUT
          MARKET RISK

ITEM 8.   FINANCIAL                -   1998 Annual Report to Stockholders, pages
          STATEMENTS AND               16-17 and 32-51
          SUPPLEMENTARY DATA
          (INCLUDING ALL
          SCHEDULES REQUIRED
          UNDER ITEM 14 OF
          PART IV)

ITEM 9.   CHANGES IN AND           -   None
          DISAGREEMENTS WITH
          ACCOUNTANTS ON
          ACCOUNTING AND
          FINANCIAL
          DISCLOSURE

                                   PART III


Incorporated by Reference From:

ITEM 10.  DIRECTORS AND            -  Part I; Proxy Statement for 1999 Annual
          EXECUTIVE OFFICERS          Meeting of Stockholders, pages 2-8
          OF THE REGISTRANT

ITEM 11.  EXECUTIVE                -  Proxy Statement for 1999 Annual Meeting of
          COMPENSATION                Stockholders, pages 15-22

ITEM 12.  SECURITY OWNERSHIP       -  Proxy Statement for 1999 Annual Meeting of
          OF CERTAIN                  Stockholders, pages 12-13
          BENEFICIAL OWNERS
          AND MANAGEMENT

ITEM 13.  CERTAIN RELATION-        -  Proxy Statement for 1999 Annual Meeting of
          SHIPS AND RELATED           Stockholders, pages 11-12
          TRANSACTIONS


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

          3.   Exhibits:  See attached Index of Exhibits

     (b)  Reports on Form 8-K

          During the quarter ended December 31, 1998, Registrant filed reports on Form 8-K as follows:

          Date                        Subject
          ----                        -------

          December 16, 1998           Reduction of verdict in Boisvert Case

     (c)  Exhibits

          See Index of Exhibits.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FMC CORPORATION
                              (Registrant)

                              By:  /s/ Michael J. Callahan
                                  ------------------------
                                   Michael J. Callahan
                                   Executive Vice President and
                                   Chief Financial Officer
Date:  March 25, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature                        Title
---------                        -----
Michael J. Callahan              Executive Vice President and   /s/ Michael J. Callahan
                                 Chief Financial Officer        ---------------------------
                                                                Michael J. Callahan
                                                                March 25, 1999

Ronald D. Mambu                  Vice President, Controller and
                                 Principal Accounting Officer
Robert N. Burt                   Chairman of the Board and
                                 Chief Executive Officer
Larry D. Brady                   Director
B.A. Bridgewater, Jr.            Director
Patricia A. Buffler              Director
Albert J. Costello               Director
Paul L. Davies, Jr.              Director
Jean A. Francois-Poncet          Director
Asbjorn Larsen                   Director
Edward C. Meyer                  Director
Edward J. Mooney                 Director
William F. Reilly                Director
James R. Thompson                Director
Clayton Yeutter                  Director

                        INDEX OF EXHIBITS FILED WITH OR
                        INCORPORATED BY REFERENCE INTO
                         FORM 10-K OF FMC CORPORATION
                       FOR YEAR ENDED DECEMBER 31, 1998


EXHIBIT NO.
THIS 10-K                     EXHIBIT DESCRIPTION
---------                     -------------------

2.1 Purchase Agreement, dated as of August 25, 1997, by and among FMC Corporation, Harsco Corporation, Harsco UDLP Corporation and Iron Horse Acquisition Corp. (incorporated by reference from Exhibit 2.1 to the Form 8-K/A filed on October 16, 1997)

3.1 Restated Certificate of Incorporation, as filed on June 23, 1998 (incorporated by reference from Exhibit 4.1 to the Form S-3 filed on July 21, 1998)

3.2 Restated By-Laws of the Company, amended as of February 20, 1998 (incorporated by reference from Exhibit 3.3 to the Annual Report on Form 10-K filed on March 17, 1998)

4.1 Amended and Restated Rights Agreement, dated as of February 19, 1988, between Registrant and Harris Trust and Savings Bank (incorporated by reference from Exhibit 4 to the Form SE filed on March 25, 1993)

4.2 Amendment to Amended and Restated Rights Agreement, dated February 9, 1996 (incorporated by reference from Exhibit 1 to the Form 8-K filed on February 9, 1996)

4.3 $450,000,000 Five-Year Credit Agreement, dated as of December 6, 1996, among FMC Corporation, the Lenders Party thereto and Morgan Guaranty Trust Company of New York as Agent, J.P. Morgan Securities Inc., Arranger

4(iii)(A) Registrant undertakes to furnish to the Commission upon request, a copy of any instrument defining the rights of holders of long-term debt of the

          Registrant and its-consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed

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

10.3.a* Amendment dated April 18, 1997 to FMC 1990 Incentive Share Plan (incorporated by reference from Exhibit 10.3.a to the Quarterly Report on Form 10-Q filed on May 15, 1997)

10.4* FMC Corporation Salaried Employees' Retirement Plan, as amended and restated effective January 1, 1995 (incorporated by reference from Exhibit 10.4 to the Annual Report on Form 10-K for 1994)

10.4.a* Amendment dated March 3, 1998 to FMC Corporation Salaried Employees' Retirement Plan (incorporated by reference from Exhibit 10.4.a to the Annual Report on Form 10-K filed on March 17, 1998)

10.4.b* Amendment dated March 28, 1996 to FMC Corporation Salaried Employees' Retirement Plan (incorporated by reference from Exhibit 10.4.b to the Annual Report on Form 10-K filed on March 17, 1998)

10.5* FMC Employees' Thrift and Stock Purchase Plan, as revised and restated as of April 1, 1991 (incorporated by reference from Exhibit 10.3 to the Form SE filed on March 7, 1992)

__________________
* Indicates a management contract or compensatory plan or agreement.

10.6* Amendments to the FMC Employees' Thrift and Stock Purchase Plan through December 31, 1994 (incorporated by reference from Exhibit 10.6 to the Annual Report on Form 10-K filed on March 29, 1995)

10.6.a* Amendment dated March 28, 1996 to FMC Employees' Thrift and Stock Purchase Plan (incorporated by reference from Exhibit 10.6.a to the Annual Report on Form 10-K filed on March 17, 1998)

10.6.b* Amendments effective April 1 and June 1, 1995 to FMC Employees' Thrift and Stock Purchase Plan (incorporated by reference from Exhibit 10.6.b to the Annual Report on Form 10-K filed on March 17, 1998)

10.6.c* Amendment dated October 1, 1997 to the FMC Employees' Thrift and Stock Purchase Plan (incorporated by reference from Exhibit 10.6.c to the Annual Report on Form 10-K filed on March 17, 1998)

10.7* FMC Salaried Employees' Equivalent Retirement Plan (incorporated by reference from Exhibit 10.4 to the Form SE filed on March 27, 1992)

10.8* FMC Corporation Non-Qualified Retirement and Thrift Plan (incorporated by reference from Exhibit 10.8 to the Annual Report on Form 10-K filed on March 17, 1998)

10.9* FMC 1995 Management Incentive Plan, as amended as of October 17, 1997 (incorporated by reference from Exhibit 10.9 to the Annual Report on Form 10-K filed on March 17, 1998)

10.10* FMC 1995 Stock Option Plan, as amended April 18, 1997 (incorporated by reference from Exhibit 10.10 to the Form 10-Q filed on May 15, 1997)

10.11* FMC Corporation Executive Severance Plan, as amended as of April 18, 1997 (incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K filed on March 17, 1998)

10.12* Master Trust Agreement between FMC Corporation and Fidelity Management Trust Company, dated June 1, 1997 (incorporated by reference from
          Exhibit 10.12 to the Annual Report on Form 10-K filed on March 17,
          1998)

10.14* FMC Master Trust Agreement between FMC and Bankers Trust Company (incorporated by reference from Exhibit 10.9 to the Form SE filed on March 27, 1992)

10.15 Fiscal Agency Agreement between FMC Corporation and Union Bank of Switzerland, Fiscal Agent, dated as of January 16, 1990 (incorporated by reference from Exhibit 10.4 to the Form SE filed on March 28, 1990)

10.17* Consulting Agreement dated as of September 1, 1990 between the Company and Edward C. Meyer (incorporated by reference from Exhibit 10.16 to Form 10-K/A filed on April 5, 1994)

10.18 Supplemental Agreement No. 1 to Purchase Agreement, dated as of August 25, 1997, by and among FMC Corporation, Harsco Corporation, Harsco UDLP Corporation and Iron Horse Acquisition Corp. (incorporated by reference from Exhibit 16.1 to the Form 8-K/A filed on December 23,
          1997)

10.19 Allocation and Contribution Agreement, by and among FMC Corporation, Harsco Corporation and Harsco UDLP Corporation (incorporated by reference from Exhibit 10.1 to the Form 8-K/A filed on December 23,
          1997)

12        Statement re Computation of Ratios of Earnings to Fixed Charges

13 Annual Report to Stockholders for the year ended December 31, 1998, is included as an Exhibit to this report for the information of the Securities and Exchange Commission and, except for those portions thereof specifically incorporated by
_________________
* Indicates a management contract or compensatory plan or arrangement.

          reference elsewhere herein, such Annual Report should not be deemed filed as a part of this report.

21        List of Significant Subsidiaries of Registrant

23        Consent of KPMG LLP

27        Financial Data Schedule