Form 10-Q
period 1999-03-31
FMC CORP
filed 1999-05-17
CIK 37785

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1999
                                      or
             ( ) Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

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

                        Yes   X      No
                            ------       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                            Outstanding at March 31, 1999
----------------------------------------  ---------------------------------

Common Stock, par value $0.10 per share             31,756,502

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------
FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Income (Unaudited)
---------------------------------------------
(In millions, except per share data)

                                                          Three Months
                                                         Ended March 31
                                                    -----------------------
                                                      1999           1998
                                                      ----           ----
Sales                                               $974.7        $1,022.4

Costs and expenses:
     Cost of sales                                   718.6           757.3
     Selling, general and
      administrative expenses                        149.7           165.3
     Research and development                         37.1            38.1
                                                    ------        --------

     Total costs and expenses                        905.4           960.7
                                                    ------        --------


Income before minority interests,
 interest expense, interest income, income
 taxes and cumulative effect of change in
 accounting principle                                 69.3            61.7

Minority interests                                     0.6             0.9
Interest expense                                      30.2            26.7
Interest income                                       (2.3)           (2.1)
                                                    ------        --------

Income before income taxes and
 cumulative effect of change in
 accounting principle                                 40.8            36.2
Provision for income taxes                            10.5             9.4
                                                    ------        --------

Income before cumulative effect of change
 in accounting principle                              30.3            26.8
Cumulative effect of change in
 accounting principle, net of income
 taxes (Note 3)                                          -           (36.1)
                                                    ------        --------
Net income (loss)                                   $ 30.3        $   (9.3)
                                                    ======        ========

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Income (Unaudited) (Continued)
---------------------------------------------------------
(In millions, except per share data)

                                                            Three Months
                                                           Ended March 31
                                                      ------------------------
                                                          1999        1998
                                                          ----        ----
Basic earnings (loss) per common share:
 Income before cumulative effect of
  change in accounting principle                      $  0.94       $  0.77
 Cumulative effect of change in
  accounting principle                                      -         (1.04)
                                                      -------       -------
 Net income (loss) per common share                   $  0.94       $ (0.27)
                                                      =======       =======

Average number of shares used in basic
 earnings (loss) per share computations                  32.3          34.8
                                                      =======       =======


Diluted earnings (loss) per common share:
 Income before cumulative effect of
  change in accounting principle                      $  0.92       $  0.75
 Cumulative effect of change in
  accounting principle                                      -         (1.01)
                                                      -------       -------
 Net income (loss) per common share                   $  0.92       $ (0.26)
                                                      =======       =======

Average number of shares used in
 diluted earnings (loss) per share
 computations                                            33.0          35.8
                                                      =======       =======

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Balance Sheets
---------------------------

(In millions, except share and per share data)          March 31
                                                          1999      December 31
Assets:                                               (Unaudited)      1998
                                                      -----------   -----------
Current assets:
   Cash and cash equivalents                           $  115.2      $   61.7
   Trade receivables, net of allowances
    of $14.9 in 1999 and $11.9 in 1998                    870.4         840.6
   Inventories                                            534.4         517.7
   Other current assets                                   176.7         136.4
   Deferred income taxes                                  121.8         125.3
                                                       --------      --------
 Total current assets                                   1,818.5       1,681.7

Investments                                               190.6         186.5

Property, plant and equipment at cost                   3,839.8       3,824.7
   Less -- accumulated depreciation                     2,115.7       2,097.2
                                                       --------      --------
   Net property, plant and equipment                    1,724.1       1,727.5
Goodwill and intangible assets                            376.7         399.1
Other assets                                              117.5         118.9
Deferred income taxes                                      42.8          52.7
                                                       --------      --------
Total assets                                           $4,270.2      $4,166.4
                                                       ========      ========

Liabilities and Stockholders' Equity
Current liabilities:
   Short-term debt (Note 2)                            $  325.2      $  150.6
   Accounts payable, trade and other                      670.0         685.8
   Accrued and other current liabilities                  510.2         492.6
   Current portion of long-term debt (Note 2)               4.7           4.7
   Current portion of accrued pensions
    and other postretirement benefits                      10.9          12.1
   Income taxes payable                                    63.8          66.1
                                                       --------      --------
 Total current liabilities                              1,584.8       1,411.9

Long-term debt, less current portion (Note 2)           1,336.1       1,326.4
Accrued pensions and other postretirement
 benefits, less current portion                           236.2         228.1
Reserve for discontinued operations (Note 4)              228.6         237.4
Other liabilities                                         161.2         159.7
Minority interests in consolidated companies               56.8          73.5
Stockholders' equity:
   Preferred stock, no par value, authorized
     5,000,000 shares; no shares issued in
     1999 or 1998                                             -             -
   Common stock, $0.10 par value, authorized
     130,000,000 shares; issued 38,199,782
     shares in 1999 and 38,188,586 shares in 1998           3.8           3.8
   Capital in excess of par value of common
     stock                                                158.9         158.4
   Retained earnings                                    1,106.0       1,075.7
   Accumulated other comprehensive loss                  (177.4)       (134.1)
   Treasury stock, common, at cost;
     6,443,280 shares in 1999 and 5,485,947
     shares in 1998                                      (424.8)       (374.4)
                                                       --------      --------
  Total stockholders' equity                              666.5         729.4
                                                       --------      --------
Total liabilities and stockholders' equity             $4,270.2      $4,166.4
                                                       ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------
(In millions)

                                                            Three Months
                                                           Ended March 31
                                                        -------------------
                                                         1999         1998
                                                        ------       ------
Reconciliation from income before cumulative
 effect of change in accounting principle to cash
required by operating activities:

Income before cumulative effect of change in
 accounting principle                                   $ 30.3     $  26.8

Adjustments for non-cash components of
  income:
     Depreciation and amortization                        43.5        53.2
     Deferred income taxes                                13.4         0.3
     Minority interests                                    0.7         0.9
     Other                                               (44.6)      (13.7)
Increase in assets:
     Trade receivables, net                              (29.8)      (40.5)
     Inventories                                         (16.7)      (48.7)
     Other current assets and other assets               (20.9)      (12.6)
(Decrease) increase in liabilities:
     Accounts payable, accrued and other
      current liabilities and other liabilities            1.7       (37.7)
     Income taxes payable                                 (2.3)      (38.3)
     Restructuring reserve                               (13.1)      (11.9)
     Accrued pension and other
      postretirement benefits, net                        10.1        (3.2)
                                                        ------     -------

Cash required by operating activities                   $(27.7)    $(125.4)
                                                        ======     =======

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited) (Continued)
-------------------------------------------------------------
(In millions)

                                                    Three Months
                                                   Ended March 31
                                               ----------------------
                                                 1999          1998
                                               --------      --------
Cash required by operating activities          $ (27.7)      $(125.4)
                                               -------       -------

Cash required by discontinued operations          (8.8)        (17.1)
                                               -------       -------

Cash provided (required) by investing
 activities:
  Capital spending                               (43.6)        (64.5)
  Disposal of property, plant and
   equipment                                       8.7          15.3
  (Increase) decrease in investments              (4.7)          0.5
                                               -------       -------
                                                 (39.6)        (48.7)
                                               -------       -------
Cash provided (required) by financing
 activities:
  Net repayments of commercial paper             (41.9)       (107.3)
  Net increase in other short-term debt          174.6          55.3
  Proceeds from issuance of
   long-term debt                                 24.9             -
  Repayment of long-term debt                    (15.2)        (16.4)
  Net borrowings under credit facilities          39.9         280.0
  Distributions to limited partner                (2.7)         (2.8)
  Repurchases of common stock                    (50.6)        (29.4)
  Issuance of common stock                         0.7           9.5
                                               -------       -------
                                                 129.7         188.9
                                               -------       -------

Effect of exchange rate changes on cash
 and cash equivalents                             (0.1)         (2.2)
                                               -------       -------

Increase (decrease) in cash and cash
 equivalents                                      53.5          (4.5)

Cash and cash equivalents, beginning
 of year                                          61.7          62.7
                                               -------       -------

Cash and cash equivalents, end
 of period                                     $ 115.2       $  58.2
                                               =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized, was $27.5 million and $28.6 million, and net cash paid (received) for income taxes (including taxes paid related to Defense Systems operations) was $(0.3) million and $48.0 million for the three-month periods ended March 31, 1999 and 1998, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

Note 1:  Financial Information and Accounting Policies
------------------------------------------------------

The consolidated balance sheet of FMC Corporation ("FMC" or "the company") as of March 31, 1999, and the related consolidated statements of income and cash flows for the interim periods ended March 31, 1999 and 1998 have been reviewed by FMC's independent accountants. The review is described more fully in their report included herein. In the opinion of management, these financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the company's results of operations and cash flows for the interim periods ended March 31, 1999 and 1998 and of its financial position as of March 31, 1999. All such adjustments are of a normal recurring nature. The results of operations for the three-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results of operations for the full year.

Certain prior period balances have been reclassified to conform to the current period's presentation.

The company's accounting policies are set forth in Note 1 to the company's 1998 consolidated financial statements, which are incorporated by reference in the company's 1998 Annual Report on Form 10-K.

Note 2:  Debt
-------------

The company has $800.0 million in committed credit facilities consisting of a $350.0 million, 364-day non-amortizing revolving credit agreement due in December 1999 and a $450.0 million, five-year non-amortizing revolving credit agreement due in December 2001. No amounts were outstanding under these facilities at March 31, 1999 or December 31, 1998.

The company's short-term commercial paper program is supported by the committed facilities. Outstanding commercial paper borrowings totaled $110.0 million at March 31, 1999 ($149.9 million at December 31, 1998).

Advances under uncommitted U.S. credit facilities were $283.8 million and $68.0 million at March 31, 1999 and December 31, 1998, respectively.

Committed credit available under the revolving credit facilities provides management with the ability to refinance a portion of its debt on a long-term basis and, as it is management's intent to do so, $110.0 million of outstanding commercial paper, $90.0 million of borrowings under uncommitted U.S. credit facilities and $250.0 million of senior debt due in 1999 have been classified as long-term debt at March 31, 1999. At December 31, 1998, $149.9 million of outstanding commercial paper, $50.1 million of borrowings under uncommitted U.S. credit facilities and $250.0 million of senior debt were classified as long-term debt.

In January 1997, the company registered $400.0 million of medium-term debt securities pursuant to a $500.0 million universal shelf registration statement filed in 1995. Under this registration statement, the company issued $70.0 million of medium-term notes during 1997 for net proceeds of $69.6 million and $170.0 million of medium-term notes during 1998 for net proceeds of $169.0 million.

In August 1998, a new universal shelf registration statement became effective, under which $500.0 million of debt and/or equity securities may be offered, including up to $500.0 million of medium-term debt. This registration statement incorporates $160.0 million of unused capacity from the company's 1995 shelf registration statement.

Under the August 1998 registration statement, the company issued $120.0 million of medium-term notes during 1998 for net proceeds of $119.6 million, $25.0 million of medium-term notes in February 1999 for net proceeds of $24.9 million, and $10.0 million of medium-term notes in April 1999 for net proceeds of $10.0 million. The net proceeds under the shelf registration statements were used to retire other borrowings and repurchase the company's common stock.

Note 3:  Recent Accounting Pronouncements
-----------------------------------------

Effective December 31, 1998, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 established standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. All prior period segment disclosures have been restated to conform to the new segment presentation.

AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities", was adopted by the company effective January 1, 1998. SOP 98-5 requires costs of start-up activities, including organizational costs, to be expensed as incurred. In the period of adoption, the company charged $46.5 million ($36.1 million after tax, or $1.01 per share on a diluted basis) to expense, which was reported as the cumulative effect of a change in accounting principle. The expense represented the write-off of costs related to the start-up of manufacturing at the Salar del Hombre Muerto lithium facility in Argentina, the Baltimore, Maryland sulfentrazone facility, and the Bayport, Texas hydrogen peroxide plant expansion.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for financial statements for fiscal years beginning after June 15, 1999, but may be adopted in earlier periods. SFAS No. 133 will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the change in value of the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately. The company is evaluating the new standard's provisions and has not yet determined the date on which it will adopt the standard or what the effect of SFAS No. 133 will be on the earnings and financial position of the company.

Note 4:  Discontinued Operations
--------------------------------

Reserves for discontinued operations at March 31, 1999 and December 31, 1998 were $228.6 million and $237.4 million, respectively. At March 31, 1999, substantially all reserves related to environmental, benefit plan, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 1997. See Note 3 to the company's December 31, 1998 consolidated financial statements and Note 5 below.

Note 5:  Environmental Obligations
----------------------------------

The company has provided reserves for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $286.0 million and $294.0 million, before recoveries, have been provided at March 31, 1999 and December 31, 1998, respectively, of which $192.8 million and $198.1 million are included in the reserve for discontinued operations at March 31, 1999 and December 31, 1998, respectively.

The company has estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $90 million at March 31, 1999. Obligations that have not been reserved for may be material to any one quarter's or year's results of operations in the future. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a materially adverse effect on the company's liquidity or financial condition and may be satisfied over the next twenty years or longer.

Recoveries of $107.0 million ($22.0 million as other assets and $85.0 million as an offset to the reserve for discontinued operations) have been recorded as probable realization of claims against third parties at March 31, 1999. Total recoveries recorded at December 31, 1998 were $107.6 million. The recorded assets relate to recoveries from other Potentially Responsible Parties, the majority of which are associated with existing contractual arrangements with U.S. government agencies and amounts due from insurance carriers.

A more complete description of the company's environmental contingencies and the nature of its potential obligations is included in the notes to FMC's December 31, 1998 consolidated financial statements.

Note 6:  Capital Stock
----------------------

On August 28, 1997, the Board of Directors authorized a $500 million open-market stock repurchase program for FMC common stock through the end of 1999. During 1997 and 1998, the company repurchased a total of 5.2 million of its common shares at a cost of $365.7 million, of which 116,467 shares were purchased at a cost of $6.7 million and contributed to an employee benefit trust. Depending on market conditions, the company plans to continue purchasing shares of its common stock on the open market from time to time, and expects to repurchase approximately $135 million of the company's common stock during 1999. For the three months ended March 31, 1999 the company repurchased 960,200 of its common shares at a cost of $50.6 million.

At March 31, 1999, the company had 31.8 million shares outstanding and 0.8 million additional shares assuming conversion of stock options and other common stock equivalents (calculated under the treasury stock method).

Note 7:  Dispositions
---------------------

On May 5, 1999, FMC announced a definitive agreement to sell its process additives business to Great Lakes Chemical Corporation for $159 million in cash. The transaction is subject to government approval, but is expected to close by June 30, 1999. The process additives business is included in the Specialty Chemicals segment and had 1998 sales of $166 million from its operations in Manchester, England and Nitro, West Virginia.

On July 31, 1998, the company completed the sale of Crosby Valve to a subsidiary of Tyco International Ltd. for cash and Tyco International Ltd. ("Tyco") preferred stock. The preferred stock is guaranteed by Tyco and can be sold to either the issuing subsidiary or Tyco three years after issuance. Crosby Valve was included in the Energy Systems segment.

Note 8:  Business Combinations
------------------------------

On April 30, 1999, FMC and Solutia, Inc. announced an agreement to form a joint venture which will include the North American and Brazilian phosphorus chemical operations of both companies. The joint venture will be a limited liability company equally owned by the two companies, and must receive government approvals prior to formation, which is expected to be completed during 1999.

On August 14, 1998, the company acquired a controlling interest in CBV Industria Mecanica S.A., the leading wellhead manufacturer in Brazil. With the acquisition and its previous minority equity position, the company owns 97 percent of CBV's voting shares as of March 31, 1999. CBV's operations are included in the company's Energy Systems segment. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed, based on the estimated fair value of such assets and liabilities at the date of acquisition. In addition, a portion of the purchase price was allocated to goodwill.

In January 1999, FMC signed a letter of intent to purchase TG Soda Ash Inc. ("TgSA"), a subsidiary of Elf Atochem. TgSA has soda ash mining and production facilities adjacent to FMC's soda ash operations in Green River, Wyoming. The combination has received clearance under the Hart-Scott-Rodino federal antitrust provisions and government approval of certain mineral lease transfers, but is subject to final negotiations and certain approvals.

Note 9:  Comprehensive Earnings (Loss)
--------------------------------------

Comprehensive earnings or loss includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. The company's comprehensive losses for the quarters ended March 31, 1999 and 1998 consisted of the following:

                                                   1999            1998
                                                   ----            ----
   Net income (loss)                             $ 30.3          $ (9.3)
   Other comprehensive loss:
    Foreign currency translation adjustment       (43.3)           (5.3)
                                                 ------          ------
   Comprehensive loss                            $(13.0)         $(14.6)
                                                 ======          ======

Note 10:  Legal Contingency
---------------------------

On April 14, 1998, a jury returned a verdict against the company in the amount of $125.0 million in conjunction with a federal False Claims Act action, in which Mr. Henry Boisvert filed and ultimately took to trial allegations that the company had filed false claims for payment in connection with its contract to provide Bradley Fighting Vehicles to the U.S. Army between 1981 and 1996. Under law, portions of the jury verdict were subject to doubling or trebling. On December 24, 1998, the U.S. District Court for the Northern District of California entered judgment for Mr. Boisvert in the amount of approximately $87 million. This was approximately $300 million less than the maximum judgment possible under the jury verdict. The reduction resulted from several rulings by the District Court in favor of the company in the post-trial motions. Cross-appeals to the U.S. Court of Appeals for the Ninth Circuit are now pending.
Both sides are asserting arguments on appeal, and a number of those arguments, if successful, would alter or eliminate the amount of the existing judgment.
Any legal proceeding is subject to inherent uncertainty, and it is not possible to predict how the appellate court will rule. Therefore, the company's management believes based on a review, including a review by outside counsel, that it is not possible to estimate the amount of a probable loss, if any, to the company that might result from some adverse aspects of the judgment ultimately standing against the company. Accordingly, no provision for this matter has been made in the company's consolidated financial statements.

Note 11:  Segment Information (Unaudited)
-----------------------------------------

                                       Three Months Ended
                                            March 31
                                       -------------------
                                          (In millions)
                                       1999         1998
                                       ----         ----
Sales
-----
 Energy Systems                       $290.2     $  287.8
 Food and Transportation Systems       181.5        179.1
 Agricultural Products                 146.6        172.0
 Specialty Chemicals                   148.5        154.5
 Industrial Chemicals                  213.4        237.1
 Eliminations                           (5.5)        (8.1)
                                      ------     --------
                                      $974.7     $1,022.4
                                      ======     ========

Income before income taxes
--------------------------
and cumulative effect of change
-------------------------------
in accounting principle
-----------------------

 Energy Systems                       $ 16.8     $   14.7
 Food and Transportation Systems        10.5          8.2
 Agricultural Products                  14.7         14.8
 Specialty Chemicals                    18.8         19.6
 Industrial Chemicals                   34.5         32.5
                                      ------     --------
 Operating profit                       95.3         89.8

 Corporate                             (20.1)       (23.3)
 Other expense, net                     (6.5)        (5.7)
 Net interest expense                  (27.9)       (24.6)
                                      ------     --------
                                      $ 40.8     $   36.2
                                      ======     ========

As described in Note 3, FMC adopted Statement of Financial Accounting Standards No. 131 effective December 31, 1998. As a result, FMC has changed the number and composition of its segments. The prior period has been restated and is presented on a comparable basis. A description of the company's segment determination, composition and presentation is included in Note 1 to the company's December 31, 1998 consolidated financial statements.

Business segment results are presented net of minority interests, reflecting only FMC's share of earnings. Minority interests for the periods ended March 31, 1999 and 1998 were not significant. The corporate line primarily includes staff expenses, and other income and expense consists of all other corporate items, including LIFO inventory adjustments and certain components of employee benefit plan cost (benefit).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

              FORWARD-LOOKING STATEMENTS - SAFE HARBOR PROVISIONS
              ---------------------------------------------------

Item 2 of this report contains certain forward looking statements that are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. Wherever possible, the company has identified these "forward-looking statements" (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act) by using words and phrases such as "anticipates", "plans", "believes", "estimates", "forecasts", "will continue to", "will likely result", "projects", and "expects". Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to risks and uncertainties and future events, many of which cannot be predicted or quantified, and all of which speak only as of the date hereof. These risks and uncertainties and future events could cause the company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section "Forward Looking Statements -- Safe Harbor Provisions" in Item 1 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, which lists important factors that may affect the company or its operations or assets. The company assumes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

                       LIQUIDITY AND FINANCIAL CONDITION
                       ---------------------------------

Total cash and cash equivalents at March 31, 1999 and December 31, 1998 were $115.2 million and $61.7 million, respectively.

As of March 31, 1999 and December 31, 1998, the company had total borrowings of $1,666.0 million and $1,481.7 million, respectively. Decreases in commercial paper borrowings of $40.0 million (net of discount) were offset by a $215.8 million increase in borrowings under uncommitted U.S. credit facilities. The proceeds from the additional borrowings were used to purchase FMC common stock under the company's open-market stock repurchase program and to acquire an additional interest in CBV Industria Mecanica S.A.'s preferred stock.

The company has $800.0 million in committed credit facilities consisting of a $350.0 million, 364-day non-amortizing revolving credit agreement due in December 1999 and a $450.0 million, five-year non-amortizing revolving credit agreement due in December 2001. As of March 31, 1999, the company had no borrowings under the five-year revolving credit agreement and had commercial paper borrowings (supported by committed credit facilities) of $110.0 million and borrowings under uncommitted U.S. credit facilities of $283.8 million.

In January 1997, the company registered $400.0 million of medium-term debt securities pursuant to a $500.0 million universal shelf registration statement filed in 1995. Under this registration statement, the company issued $70.0 million of medium-term notes during 1997 for net proceeds of $69.6 million and $170.0 million of medium-term notes during 1998 for net proceeds of $169.0 million.

In August 1998, a new universal shelf registration statement became effective, under which $500.0 million of debt and/or equity securities may be offered, including up to $500.0 million of medium-term debt. This registration statement incorporated $160.0 million of unused capacity from the company's 1995 shelf registration statement.

Under the 1998 registration statement, the company issued $120.0 million of medium-term notes during 1998 for net proceeds of $119.6 million, $25.0 million of medium-term notes in February 1999 for net proceeds of $24.9 million, and $10.0 million of medium-term notes in April 1999 for net proceeds of $10.0 million. The net proceeds under the shelf registration statements were used to retire other borrowings and repurchase the company's common stock.

Capital spending of $43.6 million for the three months ended March 31, 1999 decreased $20.9 million as compared to the first three months of 1998. The decrease was primarily driven by lower spending in the company's specialty chemicals businesses and reflected fewer large capital projects in 1999 and a heavier focus on capital spending.

The company continues to evaluate potential acquisitions, divestitures and joint ventures on an ongoing basis.

On August 28, 1997, the Board of Directors authorized a $500 million open-market stock repurchase program for FMC common stock through the end of 1999. During 1998, the company repurchased a total of 2.4 million shares at a cost of $150.0 million under this program and an additional 0.1 million shares at a cost of $6.7 million which it contributed to a benefit plan trust. In the quarter ended March 31, 1999, the company repurchased approximately 1.0 million common shares at a cost of $50.6 million under this program. The repurchased shares are recorded as treasury stock at cost in the company's consolidated balance sheet. Depending on market conditions, the company may purchase additional shares of its common stock on the open market from time to time, and expects to repurchase approximately $84 million of the company's common stock during the remainder of 1999.

Other expected cash requirements for the remainder of 1999 include approximately $200 million to $225 million for planned capital expenditures (excluding potential acquisitions), approximately $50 million for environmental remediation expenditures and approximately $55 million for net after-tax interest payments based on current debt levels and interest rates. Cash to meet these requirements will be provided primarily by the company's operations and, if necessary, by existing cash balances and available short- or long-term credit facilities.

The company's foreign currency translation adjustment increased from $134.1 million at December 31, 1998 to $177.4 million at March 31, 1999, primarily as a result of the weakening of the Brazilian real against the U.S. dollar.

The company's ratios of earnings to fixed charges were 2.2x and 2.1x for the three months ended March 31, 1999 and 1998, respectively.

               DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISKS
               -------------------------------------------------

FMC's primary financial market risks include fluctuations in interest rates and currency exchange rates. The company manages these risks by using derivative financial instruments in accordance with established policies and procedures. FMC does not use derivative financial instruments for trading purposes.

When FMC sells or purchases products or services outside the United States, transactions are frequently denominated in currencies other than U.S. dollars. Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. Additionally, FMC initiates hedging activities by entering into foreign exchange forward contracts with third parties when unable to use natural hedges. The maturity dates of the currency exchange agreements which provide hedge coverage are consistent with those of the underlying purchase or sales commitments.

To monitor its currency exchange rate risks, the company uses a sensitivity analysis, which measures the impact on earnings of a 10 percent devaluation of the foreign currencies to which it has exposure. Based on its sensitivity analysis at March 31, 1999, fluctuations in currency exchange rates in the near term would not materially affect FMC's consolidated operating results, financial position or cash flows. FMC's management believes that its hedging activities have been effective in reducing its risks related to currency exchange rate fluctuations.

During September 1998, the company entered into $65.0 million of forward contracts to offset risks associated with the real-denominated portions of FMC's Brazilian investments. During the first quarter of 1999, the Brazilian real experienced a devaluation. The forward contracts matured in March 1999. Losses from the decline in value of the company's real-denominated investments during the 1999 devaluation, as well as actual and estimated 1999 economic losses related to the Brazilian economic crisis, were offset by the forward contracts.

                       RECENT ACCOUNTING PRONOUNCEMENTS
                       --------------------------------

Recent accounting pronouncements that have affected or will affect the company are discussed in Note 3 to the March 31, 1999 consolidated financial statements.

                         IMPACT OF THE YEAR 2000 ISSUE
                         -----------------------------

The following discussion should be read in conjunction with the description of FMC's program for addressing potential Year 2000 ("Y2K") issues included in the company's quarterly report on Form 10-Q for the period ended September 30, 1998. Any new or updated information contained herein supersedes the information contained in the Form 10-Q for the period ended September 30, 1998 and in the company's Annual Report on Form 10-K for the year ended December 31, 1998.

The Y2K issue refers to the risk that systems, products and equipment using date-sensitive software or computer chips with two digit date fields will recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures, miscalculations and business interruptions that could have a materially adverse impact on the company.

The severity of problems to be confronted by the company for partial or complete non-compliance of its own systems or those of its key suppliers, customers, or business partners will depend on a variety of factors that are currently unknown. Such problems, either individually (as in the case of a major utility outage) or in combination (for example, if several critical suppliers and backup sources fail to operate, or if infrastructure systems such as rail, road, or port systems fail) may have a materially adverse impact on the company's results of operations and financial condition.

The company closely tracks progress against Y2K compliance plans throughout its businesses. A vital part of the company's compliance program is a detailed corporate audit process designed to ensure sound Y2K planning and effective execution at the business unit and plant level. In all, more than 70 individual plants have been or will be audited and are monitored on a continuing basis.

Of the systems the company has identified as critical, 10 percent are business application technology ("IT") systems, such as desktop PCs and telecommunications systems, and 90 percent are manufacturing and facilities systems, such as embedded technologies, process controls and programmable logic devices. The number of Y2K projects has increased as the company has conducted field audits specifically aimed at identifying Y2K issues, and tracked performance against compliance plans.

The majority of the company's IT business applications are already Y2K-compliant, and the company expects the remainder to be before December 31, 1999. The company outsources most of its critical IT computing operations, including its network operations, to professional outsource service providers. The company has confirmed or is in the process of confirming that each of its outsourcers is either already Y2K-compliant or has a detailed program in place to achieve compliance within an acceptable time frame. Where appropriate, the company has participated or continues to participate in joint planning and coordination to ensure timely outsourcer compliance or to migrate FMC's processing to Y2K compliant platforms.

With respect to its manufacturing and facilities systems, at March 31, 1999 approximately 59 percent of the company's projects, including all of the projects of two divisions, had been substantially completed. A Y2K project is defined as an individual Y2K compliance item or logical collection of such items requiring compliance attention of any kind. The remaining 41 percent of the company's Y2K projects are scheduled to be completed before the end of 1999.
The company expects substantially all of these remaining renovation projects to be completed by June 30, 1999, and that testing and redeployment of renovated systems will constitute the bulk of the compliance effort after June 30, 1999.

Some funds budgeted by the company for operating projects have been, and will be, spent on Y2K compliance, and some previously planned non-critical projects have been deferred to future years. In addition, in order to address Y2K issues, the company has accelerated certain system changes in its IT, manufacturing, and facility systems that might otherwise have been made at a later date. From inception of the Y2K program through March 31, 1999, the company had spent approximately $12 million on Y2K compliance, of which approximately half was expensed and half was capitalized. The company expects to incur approximately $5 million to $9 million in expense in the last three quarters of 1999, and to capitalize up to $4 million of additional costs. FMC has not completed its estimates related to post-1999 spending.

The company is assessing or preparing to assess the compliance status of its priority suppliers and is developing contingency plans to address potential Y2K issues that might arise at year end or persist into the Year 2000. Responsibility for supplier review is shared by the strategic sourcing departments and the local plant purchasing operations within the business groups. These assessments may take the form of telephone assessments, visits to FMC facilities or discussions held at supplier sites. Both IT and embedded chip manufacturing issues are addressed in the supplier reviews. Development of contingency plans is a complex process, which in most cases must occur at the control operator level within each facility. The company's business divisions have contemplated their broad contingency strategies, and many divisions have completed outlines and/or detailed layouts of these plans at March 31, 1999.
The company expects to complete detailed contingency plans at the operating site level by June 30, 1999. Contingency plans are unique for each operation, but typically include detailed checklists of pre-planned sequential events to be executed in the event of an operating or utility failure, provision for backup equipment and provision for build-up of inventories of key supplies and products as appropriate.

The costs of Y2K compliance and the dates by which the company plans to complete the Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans, the company's ability to implement compliance in certain critical areas such as process safety, the availability of Y2K-compliant replacement equipment from suppliers and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the availability and lead-time requirements for certain compliant equipment and similar uncertainties.

                             RESULTS OF OPERATIONS
                             ---------------------

Industry segment financial data is included in Note 11 to the company's March 31, 1999 consolidated financial statements.

General
-------

First quarter 1999 sales of $975 million decreased from $1.0 billion in last year's first quarter as lower prices and volumes in some chemical businesses and delayed timing of agricultural product sales more than offset slightly higher revenues in equipment businesses. Operating profit (net of minority interests) increased in 1999 to $95 million from $90 million in the year-ago quarter, reflecting higher subsea energy equipment and food machinery sales as well as the results of cost reduction programs throughout most businesses. Income before the cumulative effect of a change in accounting principle increased to $30 million, or $0.92 per share on a diluted basis, in the first quarter of 1999 from $27 million, or $0.75 per share, in the first quarter of 1998.

Net income was $30 million, or $0.92 per share in the first quarter of 1999, compared with a net loss of $9 million, or $0.26 per share, in the first quarter of 1998. As discussed in Note 3 to the company's March 31, 1999 consolidated financial statements, effective January 1, 1998 the company adopted AICPA Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". In conjunction with that adoption, the company charged $46.5 million ($36.1 million after tax or $1.01 per share on a diluted basis) to expense which was reported as the cumulative effect of a change in accounting principle.

Average diluted shares outstanding used in the quarters' earnings per share calculations decreased to 33.0 million in 1999 from 35.8 million in the prior year's quarter under the company's ongoing share repurchase program.

Energy Systems
--------------

Energy Systems sales of $290 million in 1999 were up slightly from $288 million in the 1998 first quarter. Earnings of $17 million were up 14 percent from $15 million in last year's quarter, reflecting higher subsea sales and continuing cost controls, partially offset by lower sales of land-based systems.

Petroleum equipment and systems sales and earnings increased significantly in the first quarter of 1999 due primarily to higher subsea sales on existing projects. Although management remains concerned that low oil prices may have a negative impact on subsea project budgets, the company has also successfully implemented cost reductions in an effort to protect margins.

Lower oil prices and downstream customer consolidations resulted in reduced sales of energy transportation and measurement equipment. Earnings also were lower, but the impact of lower sales was partially mitigated by continuing cost reductions. Lower sales and earnings also reflect the sale of Crosby Valve, which was sold in July 1998. Management expects continued pressure on sales and earnings until a sustained increase in oil prices and exploration and production budgets occurs.

Food and Transportation Systems
-------------------------------

Food and Transportation Systems sales of $182 million for the first quarter of 1999 were up slightly from $179 million in last year's quarter. Earnings of $11 million improved 28 percent from $8 million in 1998. Higher sales and margins reflected strong performance from Frigoscandia and European food systems operations, partly offset by lower sales and earnings from airport products.

FMC FoodTech 1999 sales and profits increased from last year's quarter, reflecting strong sales in Europe, as well as sales resulting from North American freezer plant expansions. In addition, FMC FoodTech's after-market service expansion contributed to sales and earnings. Sales of citrus equipment were negatively affected by smaller crops in Florida, Brazil and California. Management believes the economic situation in Asia may begin to improve during 1999, but management also anticipates that lower citrus crop production in California due to freezing temperatures may adversely affect extractor revenues in the near term.

Sales and earnings for airport products and systems were slightly lower in 1999 due to lower sales, partly as a result of timing issues. The company's management remains concerned that airport expenditures may decline from the record levels of the previous year. During the first quarter of 1999, the company acquired a line of state-of-the-art towbarless tractors, which broadens FMC's offerings of airport products.

Agricultural Products
---------------------

Agricultural Products sales for the 1999 quarter were $147 million, down from $172 million in last year's quarter due to lower purchasing levels by North American distributors compared to abnormally high early-season stocking in the first quarter of 1998.

Earnings were $15 million, approximately level with last year. The timing impact associated with the lower sales level was completely offset by improved manufacturing performance and the continuing impact of 1998 and 1999 cost reductions. Management expects the delay in North American sales to be recovered during the second and third quarters of 1999, subject to weather and other planting conditions.

Specialty Chemicals
-------------------

Specialty Chemicals sales were $148 million in the first quarter of 1999, down from $154 million in the prior-year period. Earnings of $19 million in 1999 declined from $20 million in 1998. The 1999 quarter's results reflected ongoing price pressure in the lithium business, partially offset by profit improvements in food ingredients and process additives.

Sales and earnings of food ingredients increased due to improved product mix and better margins. Process additives sales were flat, but earnings were favorable as a result of lower raw material prices and cost controls. As more fully discussed in Note 7 to the March 31, 1999 consolidated financial statements, the company agreed on May 5, 1999 to sell its process additives operations to Great Lakes Chemical Corporation for $159 million in cash. Process additives sales were $42 million for the quarter ended March 31, 1999 and $166 million for the year ended December 31, 1998. The company expects the sale to close during the second quarter of 1999.

Lower sales and earnings in the lithium division reflected ongoing price competition in the carbonate portion of the business. FMC continues to evaluate various sourcing, production and restructuring alternatives to improve its results of operations, some of which could reduce the company's reliance on certain components of its existing asset base.

Industrial Chemicals
--------------------

Industrial Chemicals first quarter sales of $213 million in 1999 were down 10 percent from first quarter 1998 sales of $237 million, while earnings (net of minority interest) of $34 million improved slightly compared with $33 million in 1998.

Sales and earnings of alkali products decreased compared to the first quarter of
1998, reflecting lower prices and worldwide sales volumes.   Cost reductions
partially offset the impact of lower sales. The company believes the Asian economic slowdown has begun to level out and may show some improvement in the next year.

Phosphorus revenues decreased in the first quarter of 1999 compared with a strong 1998 quarter, primarily reflecting lower sales of elemental phosphorus and other products due to foreign competition and stockpiling by customers in late 1998. However, earnings were almost flat as sales decreases were offset by manufacturing efficiencies and cost reductions.

As more fully discussed in Note 8 to the March 31, 1999 consolidated financial statements, the company and Solutia, Inc. have announced their intention to form a joint venture during 1999 which will merge the companies' North American and Brazilian phosphorus operations. FMC expects the companies to benefit from significant synergies upon formation of the joint venture and completion of plant rationalizations and other restructuring activities.

Peroxygen sales were flat compared to the prior year, as increased volumes offset lower prices compared to the 1998 first quarter, but earnings were up slightly due to cost control efforts. Although prices generally remained lower than in the comparable 1998 period, the company successfully instituted price increases in recent months.

Spain-based FMC Foret's sales decreased slightly from the first quarter of 1998 as rivalries in export markets reduced prices. Earnings were flat due to the beneficial impact of a weakening U.S. dollar against the Spanish peseta.

Corporate
---------

During the 1999 first quarter, corporate expenses decreased to $20 million, compared with $23 million in the 1998 period, reflecting the results of corporate cost reductions as well as timing of expenses.

Interest expense
----------------

Interest expense of $30 million in 1999 increased from $27 million in the 1998 first quarter due to higher average debt levels and the impact of a higher proportion of fixed-rate debt. Increased borrowings were required to finance the company's common stock repurchases as well as additional purchases of CBV Industria Mecanica S.A.'s preferred stock and seasonal working capital needs, particularly in the Agricultural Products business.

Effective tax rates
-------------------

The effective tax rates applicable to income before the cumulative effect of a change in accounting principle for the quarters ended March 31, 1999 and 1998 were 25.7 and 26.0 percent, respectively.

Order backlog
-------------

FMC's backlog of unfilled orders of $781 million for Energy Systems was down $97 million from the year-end backlog in 1998, and down $304 million from a backlog of $1,085 million at March 31, 1998. The March 31, 1998 amount included the recognition of the subsea and floating production equipment order for the $230 million Terra Nova Project on the Grand Banks of Newfoundland, as well as large orders from Shell and Statoil. Food and Transportation Systems backlog of $278 million increased $22 million from the end of 1998 but decreased the same amount from backlog at March 31, 1998. Backlogs are not reported for Agricultural Products, Specialty Chemicals or Industrial Chemicals due to the nature of these businesses.

Legal contingencies
-------------------

On April 14, 1998, a jury returned a verdict against the company in conjunction with a False Claims Act action against the company. See Note 10 to the company's March 31, 1999 consolidated financial statements for a discussion of the lawsuit.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------   ---------------------------------------------------------

The information required by this item is provided in "Derivative Financial Instruments and Market Risks", under ITEM 2 - Management's Discussion and
                                     ------------------------------------
Analysis of Financial Condition and Results of Operations.
---------------------------------------------------------

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------

A report by KPMG LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended March 31, 1999 is included on page 23.

                    Independent Accountants' Review Report
                    --------------------------------------


The Board of Directors
FMC Corporation:


We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of March 31, 1999, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of December 31, 1998 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 20, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



KPMG LLP

Chicago, Illinois
April 16, 1999

                          Part II - Other Information
                          ---------------------------



ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

On April 14, 1998, a jury returned a verdict against the company in the amount of $125.0 million in conjunction with a federal False Claims Act action, in which Mr. Henry Boisvert filed and ultimately took to trial allegations that the company had filed false claims for payment in connection with its contract to provide Bradley Fighting Vehicles to the U.S. Army between 1981 and 1996. Under law, portions of the jury verdict were subject to doubling or trebling. On December 24, 1998, the U.S. District Court for the Northern District of California entered judgment for Mr. Boisvert in the amount of approximately $87 million. This was approximately $300 million less than the maximum judgment possible under the jury verdict. The reduction resulted from several rulings by the District Court in favor of the company in the post-trial motions. Cross-appeals to the U.S. Court of Appeals for the Ninth Circuit are now pending.
Both sides are asserting arguments on appeal, and a number of those arguments, if successful, would alter or eliminate the amount of the existing judgment.
Any legal proceeding is subject to inherent uncertainty, and it is not possible to predict how the appellate court will rule. Therefore, the company's management believes based on a review, including a review by outside counsel, that it is not possible to estimate the amount of a probable loss, if any, to the company that might result from some adverse aspects of the judgment ultimately standing against the company. Accordingly, no provision for this matter has been made in the company's consolidated financial statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

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

       12          Statement re: computation of
                   ratios of earnings to fixed
                   charges

       15          Letter re: unaudited
                   interim financial information

       27          Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------

     Form 8-K dated January 21, 1999 reporting the company's financial results for the fourth quarter and year ended December 31, 1998.

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



                                                FMC CORPORATION
                                                ---------------
                                                (Registrant)



Date: May 17, 1999                              /s/Ronald D. Mambu
                                                --------------------------------
                                                Vice President, Controller, and
                                                duly authorized officer

                                 EXHIBIT INDEX
                                 -------------

     Number in
   Exhibit Table       Description
   -------------       -----------
       11          Statement re: computation of
                   diluted earnings per share

       12          Statement re: computation of
                   ratios of earnings to fixed
                   charges

       15          Letter re: unaudited
                   interim financial
                   information (KPMG LLP)

       27          Financial Data Schedule