Form 10-Q
period 1999-06-30
FMC CORP
filed 1999-08-10
CIK 37785

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1999
                                      or
             ( ) Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

             For the transition period from__________ to_________

                         Commission File Number 1-2376

                                FMC Corporation
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                              94-0479804
         -------------------------              -----------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

              200 East Randolph Drive, Chicago, Illinois    60601
             -----------------------------------------------------
             (Address of principal executive offices)    (Zip code)

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

                                Yes   X      No
                                     ----      _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at June 30, 1999
---------------------------------------     ----------------------------

Common Stock, par value $0.10 per share              31,790,195

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------
FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Income (Unaudited)
---------------------------------------------
(In millions, except per share data)

                                                               Three Months                               Six Months
                                                               Ended June 30                             Ended June 30
                                                        ----------------------------              -------------------------
                                                          1999                1998                  1999              1998
                                                          ----                ----                  ----              ----
Sales                                                   $1,070.4            $1,129.4              $2,045.1         $2,151.8

Costs and expenses:
     Cost of sales                                         761.5               820.4               1,480.1          1,577.7
     Selling, general and
      administrative expenses                              149.4               150.9                 299.1            316.1
     Research and development                               38.8                37.8                  75.9             76.0
                                                        --------            --------              --------         --------

     Total costs and expenses                              949.7             1,009.1               1,855.1          1,969.8
                                                        --------            --------              --------         --------

Income from continuing operations
  before minority interests, interest
  expense, interest income, income
  taxes and cumulative effect of
  change in accounting principle                           120.7               120.3                 190.0            182.0

Minority interests                                           1.2                 0.9                   1.8              1.8
Interest expense                                            30.8                30.8                  61.0             57.5
Interest income                                             (4.0)               (2.6)                 (6.3)            (4.7)
                                                        --------            --------              --------         --------

Income from continuing operations
  before income taxes and
  cumulative effect of change in
  accounting principle                                      92.7                91.2                 133.5            127.4
Provision for income taxes                                  23.8                23.6                  34.3             33.0
                                                        --------            --------              --------         --------

Income from continuing operations
  before cumulative effect of
  change in accounting principle                            68.9                67.6                  99.2             94.4

Discontinued operation, net of
  income taxes (Note 4)                                     18.0                   -                  18.0                -
                                                        --------            --------              --------         --------

Income before cumulative effect
  of change in accounting
  principle                                                 86.9                67.6                 117.2             94.4

Cumulative effect of change in
  accounting principle, net of
  income taxes (Note 3)                                        -                   -                     -            (36.1)
                                                        --------            --------              --------         --------

Net income                                              $   86.9            $   67.6              $  117.2         $   58.3
                                                        ========            ========              ========         ========

                                                                   (continued)

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Income (Unaudited)(Continued)
--------------------------------------------------------
(In millions, except per share data)

                                                               Three Months                             Six Months
                                                              Ended June 30                            Ended June 30
                                                        ---------------------------             --------------------------
                                                          1999                1998                 1999              1998
                                                          ----                ----                 ----              ----
Basic earnings per common share:
  Continuing operations                                 $2.17                $1.95                 $3.09            $ 2.72
  Discontinued operation                                 0.56                    -                  0.56                 -
  Cumulative effect of change
   in accounting principle                                  -                    -                     -             (1.04)
                                                        -----                -----                 -----            ------

  Net income per common share                           $2.73                $1.95                 $3.65            $ 1.68
                                                        =====                =====                 =====            ======

Average number of shares used
  in basic earnings per share
  computations                                           31.8                 34.6                  32.1              34.7
                                                        =====                =====                 =====            ======

Diluted earnings per common share:
  Continuing operations                                 $2.10                $1.89                 $3.01            $ 2.64
  Discontinued operation                                 0.55                    -                  0.55                 -
  Cumulative effect of change in
   accounting principle                                     -                    -                     -             (1.01)
                                                        -----                -----                 -----            ------

  Net income per common share                           $2.65                $1.89                 $3.56            $ 1.63
                                                        =====                =====                 =====            ======

Average number of shares used in
  diluted earnings per share
  computations                                           32.8                 35.7                  32.9              35.7
                                                        =====                =====                 =====            ======

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Balance Sheets
---------------------------
(In millions, except share and per share data)

                                                                                    June 30
                                                                                     1999                 December 31
Assets:                                                                           (Unaudited)                 1998
                                                                                  -----------             -----------
Current assets:
     Cash and cash equivalents                                                      $   90.1                 $   61.7
     Trade receivables, net of allowance for
      doubtful accounts of $15.9 in 1999 and
      $11.9 in 1998                                                                    858.3                    840.6
     Inventories                                                                       562.7                    517.7
     Other current assets                                                              169.4                    136.4
     Deferred income taxes                                                             117.0                    125.3
                                                                                    --------                 --------
  Total current assets                                                               1,797.5                  1,681.7

Investments                                                                            184.6                    186.5
Unallocated purchase price (Note 8)                                                    154.5                        -
Property, plant and equipment at cost                                                3,901.3                  3,824.7
     Less -- accumulated depreciation                                                2,129.5                  2,097.2
                                                                                    --------                 --------
     Net property, plant and equipment                                               1,771.8                  1,727.5
Goodwill and intangible assets                                                         373.2                    399.1
Other assets                                                                           112.6                    118.9
Deferred income taxes                                                                   34.2                     52.7
                                                                                    --------                 --------
Total assets                                                                        $4,428.4                 $4,166.4
                                                                                    ========                 ========

Liabilities and Stockholders' Equity:
Current liabilities:
     Short-term debt (Note 2)                                                       $  463.6                 $  150.6
     Accounts payable, trade and other                                                 639.8                    685.8
     Accrued and other current liabilities                                             481.9                    492.6
     Current portion of long-term debt (Note 2)                                          0.9                      4.7
     Current portion of accrued pensions and
       other postretirement benefits                                                    12.5                     12.1
     Income taxes payable                                                               63.1                     66.1
                                                                                     -------                  -------
  Total current liabilities                                                          1,661.8                  1,411.9

Long-term debt, less current portion (Note 2)                                        1,346.0                  1,326.4
Accrued pension and other postretirement
  benefits, less current portion                                                       235.6                    228.1
Reserve for discontinued operations (Note 4)                                           216.7                    237.4
Other liabilities                                                                      168.4                    159.7
Minority interests in consolidated companies                                            45.6                     73.5
Stockholders' equity:
     Preferred stock, no par value, authorized
       5,000,000 shares; no shares issued in
       1999 or 1998                                                                        -                        -
     Common stock, $0.10 par value, authorized
       130,000,000 shares; issued 38,301,295
       shares in 1999 and 38,188,586 shares
       in 1998 (Note 6)                                                                  3.8                      3.8
     Capital in excess of par value
       of common stock                                                                 164.3                    158.4
     Retained earnings                                                               1,192.9                  1,075.7
     Accumulated other comprehensive loss                                             (177.6)                  (134.1)
     Treasury stock, common, at cost;
       6,511,100 shares in 1999 and 5,485,947
       shares in 1998 (Note 6)                                                        (429.1)                  (374.4)
                                                                                    --------                 --------
   Total stockholders' equity                                                          754.3                    729.4
                                                                                    --------                 --------
Total liabilities and stockholders' equity                                          $4,428.4                 $4,166.4
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

                                                                                              Six Months
                                                                                             Ended June 30
                                                                                        ----------------------
                                                                                          1999           1998
                                                                                        --------         ----
Reconciliation from income from continuing
  operations before cumulative effect of change
  in accounting principle to cash (required) provided
  by operating activities of continuing
  operations:

Income from continuing operations before cumulative
  effect of change in accounting principle                                                $  99.2        $ 94.4

Adjustments for non-cash components of
  income from continuing operations:
     Depreciation and amortization                                                           89.2         102.4
     Deferred income taxes                                                                   26.8           9.5
     Minority interests                                                                       1.8           1.8
     Other                                                                                  (43.7)        (27.6)
(Increase) decrease in assets:
     Trade receivables                                                                      (17.7)         20.1
     Inventories                                                                            (45.0)        (68.1)
     Other current assets and other assets                                                 (162.9)        (14.8)
(Decrease) increase in liabilities:
     Accounts payable, accrued and other
      current liabilities and other liabilities                                             (75.0)        (20.8)
     Income taxes payable                                                                    (3.0)        (46.8)
     Accrued pension and other
      postretirement benefits, net                                                           20.1          (4.4)
                                                                                          -------        ------

Cash (required) provided by operating activities
  of continuing operations                                                                $(110.2)       $ 45.7
                                                                                          =======        ======

                                                                (continued)

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)(Continued)
------------------------------------------------------------
(In millions)

                                                                                 Six Months
                                                                               Ended June 30
                                                                       -----------------------------
                                                                         1999                  1998
                                                                       -------               -------
Cash (required) provided by operating activities
  of continuing operations                                              $(110.2)            $  45.7
                                                                        -------             -------

Cash required by discontinued operations                                   (2.8)              (31.0)
                                                                        -------             -------

Cash provided (required) by investing
  activities:
     Capital spending                                                    (147.6)             (121.2)
     Disposal of property, plant and equipment                             18.0                28.5
     Decrease in investments                                                0.5                 4.2
                                                                        -------             -------
                                                                         (129.1)              (88.5)
                                                                        -------             -------

Cash provided (required) by financing
  activities:
     Net proceeds from issuance (repayments)
       of commercial paper                                                239.0              (158.5)
     Net increase (decrease) in other
       short-term debt                                                    312.9               (12.1)
     Net borrowings under credit facilities                                 5.0               144.8
     Proceeds from issuance of long-term debt                              34.9               169.1
     Repayment of long-term debt                                         (269.2)              (23.3)
     Distributions to limited partner                                      (2.6)               (2.8)
     Repurchases of common stock                                          (55.3)              (48.9)
     Issuance of common stock                                               6.4                15.8
                                                                        -------              ------
                                                                          271.1                84.1

Effect of exchange rate changes on cash
 and cash equivalents                                                      (0.6)               (3.0)
                                                                        -------              ------

Increase in cash and cash equivalents                                      28.4                 7.3

Cash and cash equivalents, beginning
 of period                                                                 61.7                62.7
                                                                        -------             -------
Cash and cash equivalents, end of period                                $  90.1             $  70.0
                                                                        =======             =======

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized, was $70.2 million and $55.9 million, and net cash paid for income taxes (including taxes paid related to Defense Systems operations) was $14.9 million and $65.3 million for the six-month periods ended June 30, 1999 and 1998, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

Note 1:  Financial Information and Accounting Policies
-------------------------------------------------------
The consolidated balance sheet of FMC Corporation ("FMC" or "the company") as of June 30, 1999, and the related consolidated statements of income and cash flows for the interim periods ended June 30, 1999 and 1998 have been reviewed by FMC's independent accountants. The review is described more fully in their report included herein. In the opinion of management, these financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended June 30, 1999 and 1998 and of its financial position as of June 30, 1999. All such adjustments are of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results of operations for the full year.

Certain prior period balances have been reclassified to conform with the current period's presentation.

The company's accounting policies are set forth in Note 1 to the company's consolidated 1998 financial statements, which are incorporated by reference in the company's 1998 Annual Report on Form 10-K.

Note 2:  Debt
-------------
The company has $800.0 million in committed credit facilities consisting of a $350.0 million, 364-day non-amortizing revolving credit agreement due in July 2000 and a $450.0 million, five-year non-amortizing revolving credit agreement due in December 2001. No amounts were outstanding under these facilities at either June 30, 1999 or December 31, 1998.

The company's short-term commercial paper program is supported by the committed facilities. Outstanding commercial paper borrowings totaled $394.9 million at June 30, 1999 ($149.9 million at December 31, 1998).

Advances under uncommitted U.S. credit facilities were $274.8 million and $68.0 million at June 30, 1999 and December 31, 1998, respectively.

Committed credit available under the revolving credit facilities provides management with the ability to refinance a portion of its debt on a long-term basis and, as it is management's intent to do so, $55.1 million of borrowings under uncommitted U.S. credit facilities have been classified as long-term debt at June 30, 1999. At December 31, 1998, $149.9 million of outstanding commercial paper, $50.1 million of borrowings under uncommitted U.S. credit facilities and $250.0 million of senior debt were classified as long-term debt.

During the second quarter of 1999, the company retired $250.0 million of currently due senior debt bearing interest at 8.75 percent. On June 29, 1999, the company entered into a Euro-denominated loan of 109,375,500 Euros (approximately $114.0 million). The loan bears interest at a variable rate based upon Libor and is due November 30, 1999. The proceeds of the loan were used to finance a portion of the purchase price of the company's acquisition of Pronova Biopolymer AS (Note 8).

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for financial statements for fiscal years beginning after June 15, 2000, but may be adopted in earlier periods. SFAS No. 133 will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the change in value of the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized in earnings immediately. The company is evaluating the new standard's provisions and has not yet determined the date on which it will adopt the standard or what the effect of SFAS No. 133 will be on the earnings and financial position of the company.

Note 4:  Discontinued Operations
--------------------------------
Reserves for discontinued operations at June 30, 1999 and December 31, 1998 were $216.7 million and $237.4 million, respectively. At June 30, 1999, substantially all reserves related to environmental, benefit plan, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 1997. See Note 3 to the company's December 31, 1998 consolidated financial statements and Note 5 below.

Earnings from discontinued operations, net of income taxes, representing the gain on the sale for $33.5 million in cash of real estate parcels previously used by the company's discontinued defense systems operations, were $18.0 million, or $0.55 per share on a diluted basis, in the second quarter of 1999.

Note 5:  Environmental Obligations
----------------------------------
The company has provided reserves for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $268.6 million and $294.0 million, before recoveries, have been provided at June 30, 1999 and December 31, 1998, respectively, of which $182.8 million and $198.1 million are included in the reserve for discontinued operations at June 30, 1999 and December 31, 1998, respectively.

The company has estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $90 million at June 30, 1999. Obligations that have not been reserved for may be material to any one quarter's or year's results of operations in the future. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a materially adverse effect on the company's liquidity or financial condition and may be satisfied over the next twenty years or longer.

Recoveries of $104.6 million ($21.6 million as other assets and $83.0 million as an offset to the reserve for discontinued operations) have been recorded as probable realization of claims against third parties at June 30, 1999. Total recoveries recorded at December 31, 1998 were $107.6 million. The recorded assets relate to recoveries from other Potentially Responsible Parties, the majority of which are associated with existing contractual arrangements with U.S. government agencies and amounts due from insurance carriers.

On July 9, 1999, the company reached a settlement with the U.S. Environmental Protection Agency ("EPA") and the U.S. Department of Justice ("DOJ") regarding future clean-up work at the discontinued fiber manufacturing site in Front Royal, Virginia. As part of a prior settlement, government agencies are expected to reimburse FMC for approximately one third of the clean-up costs due to the government's role at the site during World War II. FMC's $70 million portion of the settlement has been provided for in prior periods as part of discontinued operations, and no additional charges to earnings are expected.

On or about June 15, 1999, the Federal District Court in Idaho approved the Consent Decree signed by the company, the EPA (Region 10) and the DOJ settling outstanding alleged violations of the Resource Conservation and Recovery Act ("RCRA") at the company's Phosphorus Chemicals ("PCD") plant in Pocatello, Idaho. The RCRA Consent Decree provides for injunctive relief covering remediation expense for closure of existing ponds, estimated at $50 million, and approximately $43 million of capital costs for waste treatment and other compliance projects; these amounts will be expended over approximately four years. The company also will spend approximately $65 million over the next four years to conduct a number of supplemental environmental projects. These projects include approximately $63 million in capital costs for air quality improvement, and an additional $2 million for health studies with the Shoshone-Bannock Tribes, since the plant is located on tribal land. The company has also paid a penalty of $11.8 million. An expected increase in capital costs for environmental compliance contributed to an impairment in the value of PCD's assets during the fourth quarter of 1997.

A more complete description of the company's environmental contingencies and the nature of its potential obligations is included in the notes to FMC's December 31, 1998 consolidated financial statements.

Note 6:  Capital Stock
----------------------
On August 28, 1997, the Board of Directors authorized a $500 million open-market stock repurchase program for FMC common stock through the end of 1999. During 1997 and 1998, the company repurchased a total of 5.2 million of its common shares at a cost of $365.7 million, of which 116,467 shares were purchased at a cost of $6.7 million and contributed to an employee benefit trust. Depending on market conditions, the company plans to continue purchasing shares of its common stock on the open market from time to time, and expects to repurchase approximately $135 million of the company's common stock during 1999. For the six months ended June 30, 1999 the company repurchased 1.0 million of its common shares at a cost of $55.3 million.

At June 30, 1999, the company had 31,790 million shares outstanding and 1,046 million additional shares assuming conversion of stock options and other common stock equivalents (calculated under the treasury stock method).

Note 7: Dispositions
--------------------
On July 9, 1999, the company completed the sale of its BioProducts business to Cambrex Corporation for $38 million in cash. The BioProducts business is included in the Specialty Chemicals segment and had 1998 sales of approximately $25 million from its operations in Rockland, Maine and Copenhagen, Denmark.

On July 31, 1999, FMC completed the sale of its Process Additives business to Great Lakes Chemical Corporation for $162 million in cash. The Process Additives business is included in the Specialty Chemicals segment and had 1998 sales of $166 million from its operations in Manchester, England and Nitro, West Virginia.

The company expects to record a total after-tax gain of approximately $45 to $50 million during the quarter ended September 30, 1999 from the two sales.

On July 31, 1998, the company completed the sale of Crosby Valve to a subsidiary of Tyco International Ltd. for cash and Tyco International Ltd. ("Tyco") preferred stock. The preferred stock is guaranteed by Tyco and can be sold to either the issuing subsidiary or Tyco three years after issuance. Crosby Valve was included in the Energy Systems segment.

Note 8:  Business Combinations
------------------------------
On June 30, 1999, FMC acquired the assets of TG Soda Ash, Inc. ("TgSA") from Elf Atochem North America, Inc. for $50 million in cash, acquisition costs and a contingent payment due at year-end 2003. The contingent payment amount, which will be based on the financial performance of the combined soda ash operations between 2001 and 2003, cannot currently be determined but could be as much as $100 million. The initial purchase price has been allocated to the assets acquired and the liabilities assumed, based on the estimated fair values of such assets and liabilities at the date of acquisition. No goodwill was recorded as a result of this transaction. In conjunction with the transaction, the interest of the minority shareholders in FMC's existing soda ash business was diluted effective July 1, 1999 to 12.5 percent from 20 percent as a result of FMC's disproportionate investment in TgSA'a mineral ore reserves and certain future capital projects. Results of the acquired business will be included in the Industrial Chemicals segment from the date of acquisition.

Also on June 30, 1999, the company completed the acquisition of the assets of Pronova Biopolymer AS ("Pronova") from a wholly-owned subsidiary of Norsk Hydro for $184 million in cash plus acquisition costs. Pronova, headquartered in Drammen, Norway, is a leading producer of alginates used in the pharmaceutical, food and industrial markets. The acquisition will be accounted for under the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on the estimated fair values of such assets and liabilities at the date of acquisition. Due to the timing of the transaction, however, FMC's consolidated balance sheet at June 30, 1999 includes the historical accounts of Pronova as of the acquisition date, adjusted only for certain known elements of purchase accounting. The remaining excess purchase price at June 30, 1999 is classified as "unallocated purchase price" on the company's consolidated balance sheet and will be allocated to the assets acquired (which will include goodwill and other intangible assets to be amortized over periods not exceeding 40 years) and liabilities assumed based on the results of appraisals and other analyses which are currently in process. Results of the acquired business will be included in the Specialty Chemicals segment from the date of acquisition.

On April 30, 1999, FMC and Solutia, Inc. announced an agreement to form a joint venture, which will include the North American and Brazilian phosphorus chemical operations of both companies. The joint venture will be a limited liability company owned equally by FMC and Solutia, Inc., and it must receive government approvals prior to formation, which is expected to be completed in the fourth quarter of 1999.

On August 14, 1998, the company acquired a controlling interest in CBV Industria Mecanica S.A., the leading wellhead manufacturer in Brazil. With the acquisition and its previous minority equity position, the company owns 98 percent of CBV's voting shares as of June 30, 1999. CBV's operations are included in the company's Energy Systems segment. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed, based on the estimated fair values of such assets and liabilities at the date of acquisition. In addition, a portion of the purchase price was allocated to goodwill.

The company's acquisitions did not have a material pro forma effect on the company's consolidated results of operations.

Note 9:  Comprehensive Earnings
-------------------------------
Comprehensive earnings includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. The company's comprehensive income for the three and six month periods ended June 30, 1999 and 1998 consisted of the following:

                                             Three-months ended June 30        Six-months ended June 30
                                             --------------------------        ------------------------
                                               1999               1998           1999                1998
                                               ----               ----           ----                ----
      Net income                              $86.9               $67.6         $117.2              $58.3
      Other comprehensive loss:
       Foreign currency
        translation adjustment                 (0.3)               (4.0)         (43.6)              (9.3)
                                              -----               -----         ------              -----
      Comprehensive income                    $86.6               $63.6         $ 73.6              $49.0
                                              =====               =====         ======              =====

Note 10:  Legal Contingencies
-----------------------------
On April 14, 1998, a jury returned a verdict against the company in the amount of $125.0 million in conjunction with a federal False Claims Act action, in which Mr. Henry Boisvert filed and ultimately took to trial allegations that the company had filed false claims for payment in connection with its contract to provide Bradley Fighting Vehicles to the U.S. Army between 1981 and 1996. Under law, portions of the jury verdict were subject to doubling or trebling. On December 24, 1998, the U.S. District Court for the Northern District of California entered judgment for Mr. Boisvert in the amount of approximately $87 million. This was approximately $300 million less than the maximum judgment possible under the jury verdict. The reduction resulted from several rulings by the District Court in favor of the company in the post-trial motions. Cross-appeals to the U.S. Court of Appeals for the Ninth Circuit are now pending. Both sides are asserting arguments on appeal, and a number of those arguments, if successful, would alter or eliminate the amount of the existing judgment. Any legal proceeding is subject to inherent uncertainty, and it is not possible to predict how the appellate court will rule. Therefore, the company's management believes based on a review, including a review by outside counsel, that it is not possible to estimate the amount of a probable loss, if any, to the company that might result from some adverse aspects of the judgment ultimately standing against the company. Accordingly, no provision for this matter has been made in the company's consolidated financial statements.

During the second quarter of 1999, a federal judge set aside a $38 million jury verdict against FMC and ordered a new trial in a chemical release case in West Virginia, as a result of incorrect testimony by a major plaintiff witness.

Note 11:  Segment Information
-----------------------------
(In millions)

                                                    Three-Months Ended                           Six-Months Ended
                                                         June 30                                     June 30
                                               --------------------------                    ---------------------
                                               1999                  1998                    1999            1998
                                               ----                  ----                    ----            ----

Sales
-----
  Energy Systems                              $  294.1           $  318.0                 $  584.3          $  605.8
  Food and Transportation
   Systems                                       217.3              241.5                    398.8             420.6
  Agricultural Products                          175.1              180.9                    321.7             352.9
  Specialty Chemicals                            153.2              155.7                    301.7             310.2
  Industrial Chemicals                           238.0              241.2                    451.4             478.3
  Eliminations                                    (7.3)              (7.9)                   (12.8)            (16.0)
                                              --------           --------                 --------          --------
                                              $1,070.4           $1,129.4                 $2,045.1          $2,151.8
                                              ========           ========                 ========          ========

Income from continuing operations before income
-----------------------------------------------
taxes and cumulative effect of change in accounting principle
-------------------------------------------------------------

  Energy Systems                              $   24.6           $ 22.5                   $   41.4          $   37.2
  Food and Transportation
   Systems                                        19.0             19.8                       29.5              28.0
  Agricultural Products                           36.9             35.5                       51.6              50.3
  Specialty Chemicals                             21.5             25.3                       40.3              44.9
  Industrial Chemicals                            36.8             32.3                       71.3              64.8
                                              --------           ------                   --------          --------
  Operating profit from
   continuing operations                         138.8            135.4                      234.1             225.2
  Corporate                                      (19.1)           (20.0)                     (39.2)            (43.3)
  Other income and
   (expense), net                                 (0.2)             4.0                       (6.7)             (1.7)
  Net interest expense                           (26.8)           (28.2)                     (54.7)            (52.8)
                                              --------           ------                   --------          --------
                                              $   92.7           $ 91.2                   $  133.5          $  127.4
                                              ========           ======                   ========          ========

As described in Note 3, FMC adopted Statement of Financial Accounting Standards No. 131 effective December 31, 1998. As a result, FMC has changed the number and composition of its segments. The prior periods have been restated and are presented on a comparable basis. A description of the company's segment determination, composition and presentation is included in Note 1 to the company's December 31, 1998 consolidated financial statements.

Business segment results are presented net of minority interests, reflecting only FMC's share of earnings. Minority interests for the periods ended June 30, 1999 and 1998 were not significant. The corporate line primarily includes staff expenses, and other income and expense consists of all other corporate items, including LIFO inventory adjustments and certain components of employee benefit plan cost (benefit).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF CONTINUING OPERATIONS
        --------------------------------

               FORWARD LOOKING STATEMENTS - SAFE HARBOR PROVISIONS
               ---------------------------------------------------

Item 2 of this report contains certain forward looking statements that are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. Wherever possible, the company has identified these "forward-looking statements" (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act) by using words and phrases such as "anticipates", "plans", "believes", "estimates", "forecasts", "will continue to", "will likely result", "projects", and "expects". Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to risks and uncertainties and future events, many of which cannot be predicted or quantified, and all of which speak only as of the date hereof. These risks and uncertainties and future events could cause the company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section "Forward Looking Statements-- Safe Harbor Provisions" in Item 1 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, which lists important factors that may affect the company or its operations or assets. The company assumes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

                       LIQUIDITY AND FINANCIAL CONDITION
                       ---------------------------------

Total cash and cash equivalents at June 30, 1999 and December 31, 1998 were $90.1 million and $61.7 million, respectively.

As of June 30, 1999 and December 31, 1998, respectively, the company had total borrowings of $1,810.5 million and $1,481.7 million. Increased commercial paper borrowings of $245.0 million (net of discount), increased borrowings under uncommitted U.S. credit facilities of $206.8 million, increased foreign short-term borrowings of $114.0 million and the proceeds from $35.0 million of medium-term notes issued during 1999 under the universal shelf registration discussed below, were used to purchase FMC common stock under the company's open-market stock repurchase program, to retire $250.0 million of senior debt and to fund the company's acquisitions of Pronova Biopolymer AS and TG Soda Ash, Inc. The company expects to replace the $114.0 million of foreign short-term borrowings with long-term financing before December 31, 1999 and to use the net proceeds from the sales of its Process Additives and BioProducts businesses to reduce short-term debt.

The company has $800.0 million in committed credit facilities consisting of a $350.0 million, 364 day non-amortizing revolving credit agreement due in July 2000 and a $450.0 million, five-year non-amortizing revolving credit agreement due in December 2001. As of June 30, 1999, the company had no borrowings under the revolving credit agreements and had commercial paper borrowings (supported by committed credit facilities) of $394.9 million and borrowings under uncommitted U.S. credit facilities of $274.8 million.

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

Capital spending of $102.0 million for the six months ended June 30, 1999 decreased $19.2 million versus the first half of 1998. The decrease is primarily driven by lower capital spending in the company's lithium business. Acquisition spending of $236.1 million for the first six months of 1999 included $45.6 million of fixed assets. As discussed in Note 8 to the company's June 30, 1999 consolidated financial statements, on June 30, 1999, FMC completed the acquisitions of TG Soda Ash, Inc. and Pronova Biopolymer AS for cash of $50 million and $184 million, respectively. There was no acquisition spending in the first half of 1998.

In addition to a planned joint venture with Solutia, Inc. (Note 8 to the June 30, 1999 consolidated financial statements) and the divestitures of its Process Additives and BioProducts divisions (Note 7 to the June 30, 1999 consolidated financial statements), the company continues to evaluate potential acquisitions, divestitures and joint ventures on an ongoing basis.

On August 28, 1997, the Board of Directors authorized a $500 million open-market stock repurchase program for FMC common stock through the end of 1999. During 1998, the company repurchased a total of 2.4 million shares at a cost of $150.0 million under this program and an additional 0.1 million shares at a cost of $6.7 million which it contributed to a benefit plan trust. In the six months ended June 30, 1999, the company repurchased approximately 1.0 million shares at a cost of $55.3 million. The repurchased shares are recorded as treasury stock at cost on the company's consolidated balance sheet. Depending on market conditions, the company may purchase additional shares of its common stock on the open market from time to time, and expects to repurchase approximately $79 million of the company's common stock during the remainder of 1999.

Other expected cash requirements for the remainder of 1999 include approximately $125 million to $150 million for planned capital expenditures (excluding potential acquisitions), approximately $35 million for environmental remediation expenditures and approximately $35 million for net after-tax interest payments based on current debt levels and interest rates. Cash to meet these requirements will be provided primarily by the company's operations and, if necessary, by existing cash balances and available short- or long-term credit facilities.

The company's foreign currency translation adjustment in accumulated other comprehensive loss increased from $134.1 million at December 31, 1998 to $177.6 million at June 30, 1999, primarily as a result of the weakening of the Brazilian real against the U.S. dollar during the first quarter of 1999.

The company's ratios of earnings to fixed charges were 2.9x and 2.8x for the six months ended June 30, 1999 and 1998, respectively.


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

To monitor its currency exchange rate risks, the company uses a sensitivity analysis, which measures the impact on earnings of a 10 percent devaluation of the foreign currencies to which it has exposure. Based on its sensitivity analysis at June 30, 1999, fluctuations in currency exchange rates in the near term would not materially affect FMC's consolidated operating results, financial position or cash flows. FMC's management believes that its hedging activities have been effective in reducing its risks related to currency exchange rate fluctuations.

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

                       RECENT ACCOUNTING PRONOUNCEMENTS
                       --------------------------------

Recent accounting pronouncements that have affected or will affect the company are discussed in Note 3 to the June 30, 1999 consolidated financial statements.

                         IMPACT OF THE YEAR 2000 ISSUE
                         -----------------------------

The following discussion should be read in conjunction with the description of FMC's program for addressing potential Year 2000 ("Y2K") issues included in the company's quarterly report on Form 10-Q for the period ended September 30, 1998. Any new or updated information contained herein supersedes the information contained in the Forms 10-Q for the periods ended September 30, 1998 and March 31, 1999, and in the company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

The company closely tracks progress against Y2K compliance plans throughout its businesses. A vital part of the company's compliance program is a detailed corporate audit process designed to ensure sound Y2K planning and effective execution at the business unit and plant level. Upon review of its compliance program, the company determined that 67 individual plants required Y2K audits. As of June 30, 1999, all 67 plants had been audited, and the company is currently conducting follow-up audits to ensure that action items identified during the initial audits are being addressed effectively.

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

With respect to its manufacturing and facilities systems, at June 30, 1999 approximately 90 percent of the company's projects, including all of the projects of two divisions, had been substantially completed. A Y2K project is defined as an individual Y2K compliance item or logical collection of such items requiring compliance attention of any kind. The remaining 10 percent of the company's Y2K projects are scheduled to be completed before the end of 1999. The company targeted June 30, 1999 for completion of the renovation stage of the Y2K program. As of that date, the operations reported that 98 percent of their planned renovation projects had been completed. The company expects to complete the remaining projects by December 31, 1999. Testing and redeployment of renovated systems will constitute the bulk of the company's compliance effort after June 30, 1999.

Some funds budgeted by the company for operating projects have been, and will be, spent on Y2K compliance, and some previously planned non-critical projects have been deferred to future years. In addition, in order to address Y2K issues, the company has accelerated certain system changes in its IT, manufacturing, and facility systems that might otherwise have been made at a later date. From inception of the Y2K program through June 30, 1999, the company had spent approximately $16 million on Y2K compliance, of which approximately half was expensed and half was capitalized. The company expects to incur approximately $4 million to $6 million in expense in the last half of 1999, and to capitalize up to $3 million of additional costs. FMC has not completed its estimates related to post-1999 spending.

The company is assessing or preparing to assess the compliance status of its priority suppliers and is developing contingency plans to address potential Y2K issues that might arise at year end or persist into the Year 2000. Responsibility for supplier review is shared by the strategic sourcing departments and the local plant purchasing operations within the business groups. These assessments may take the form of telephone assessments, visits to FMC facilities or discussions held at supplier sites. Both IT and embedded chip manufacturing issues are addressed in the supplier reviews. Development of contingency plans is a complex process, which in most cases must occur at the control operator level within each facility. Approximately half of the detailed contingency plans at the operating site level were completed by the target date of June 30, 1999 as a result of a higher-priority focus on completion of renovation projects and further discussion and shared learning on the scope and content of effective contingency plans. The company expects to complete all remaining contingency plans at the operating site level by October 31, 1999. Contingency plans are unique for each operation, but typically include detailed checklists of pre-planned sequential events to be executed in the event of an operating or utility failure, provision for backup equipment and provision for build-up of inventories of key supplies and products as appropriate.

The company has and will continue to devote substantial resources to address its Y2K issues. However, there can be no assurances that the company's products, production processes and internal systems do not contain undetected Y2K problems. Further, there can be no assurances that the company's assessment of suppliers' and vendors' Y2K compliance will be accurate. Customers of FMC could be affected by Y2K issues, causing them to reduce purchases from the company. In addition, many observers believe that there will be a significant amount of litigation arising out of "year 2000 readiness" issues. Because of the unprecedented nature of this litigation, it is impossible for the company to predict the impact of any such litigation, although it could be significant to the company. The company believes a reasonably likely worst case scenario consists of: (i) the failure of infrastructure and utility services provided by government agencies and other third-party suppliers (including communications, energy, water and transport); (ii) potential health, environmental and safety issues relating to its facilities; (iii) insufficient or inaccurate data contained in the company's internal information systems; and (iv) computer hardware failures. Any of these scenarios could cause the company's operations to be interrupted, perhaps for a sustained period of time. These interruptions could be more severe in certain countries outside the U.S., where the company does significant business.

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

                             Results of Operations
                             ---------------------

Industry segment financial data is included in Note 11 to the company's June 30, 1999 consolidated financial statements.

          Second Quarter of 1999 Compared with Second Quarter of 1998
          -----------------------------------------------------------

General
-------
Sales from continuing operations of $1.1 billion were essentially even with last year's second quarter. Operating profit from continuing operations (net of minority interests) increased to $139 million from $135 million in last year's second quarter as continued cost reductions across all businesses, an improved sales mix in Energy Systems and Agricultural Products, and increased hydrogen peroxide prices more than offset weaker airport products and systems markets, continuing competitive pressures in the lithium business and production difficulties in the pharmaceutical and food ingredients businesses. Income from continuing operations increased to $69 million, or $2.10 per share on a diluted basis, in the second quarter of 1999 from $68 million, or $1.89 per share, in the second quarter of 1998.

Earnings from discontinued operations, net of income taxes, representing the gain on the sale for $33.5 million in cash of real estate parcels previously used by the company's discontinued defense systems operations, were $18 million, or $0.55 per share on a diluted basis, in the second quarter of 1999. Net income of $87 million, or $2.65 per share, in the second quarter of 1999 compared with net income of $68 million, or $1.89 per share, in the second quarter of 1998.

Average diluted shares outstanding used in the quarters' earnings per share calculations decreased to 32.8 million in 1999 from 35.7 million in the prior year's quarter under the company's ongoing share repurchase program.

Energy Systems
--------------
Energy Systems sales of $294 million decreased 8 percent from $318 million in the second quarter of 1998. Earnings of $25 million increased 9 percent from $23 million in the prior-year quarter, reflecting higher subsea sales and continuing cost controls, partially offset by reduced sales of land wellheads and fluid control equipment due to uncertainty about oil prices.

Petroleum equipment and systems sales and earnings increased significantly in the second quarter of 1999 primarily due to increased SOFEC sales to Canada, higher sales and margins for subsea equipment, and the addition of CBV Brazil which was acquired in August 1998. While oil prices have rebounded from their lows at the beginning of the year, demand for surface equipment remains low and new subsea project awards have been delayed.

Lower orders as customers await a sustained increase in oil prices resulted in reduced sales of energy transportation and measurement equipment. Earnings were also lower, but the impact of lower sales was partially offset by restructuring activities and continuing cost reductions. Lower sales and earnings also reflect the sale of Crosby Valve in July 1998.

Management expects orders to remain depressed until the uncertainty surrounding oil prices is resolved and new exploration and production budgets are approved. The company has successfully implemented cost reductions across its energy businesses in an effort to maintain their profitability.

Food and Transportation Systems
-------------------------------

Food and Transportation Systems 1999 sales of $217 million were down from $242 million in last year's quarter. Earnings of $19 million were down $1 million from the 1998 second quarter. Lower sales and earnings primarily reflected lower sales and earnings from airport products, partially offset by strong performances from Frigoscandia and Food Processing Systems.

FMC FoodTech's 1999 sales were down slightly from last year's quarter, while 1999 earnings improved significantly from 1998. Increased margins associated with higher global sales of tomato processing systems in a number of countries and of freezing systems in Europe more than offset lower sales of citrus equipment due to smaller crops in Florida and California and continued softness in most major markets for material handling equipment.

Sales and earnings for airport products and systems were significantly lower in 1999, reflecting timing issues, lower sales of airline cargo loaders in Asia and North America, and lower sales volumes of passenger boarding bridges due to delays in airport projects. The company's management remains concerned that airport expenditures may decline from the record levels of the previous year.

Agricultural Products
---------------------

Agricultural Products sales for the 1999 quarter of $175 million were down 3 percent from the prior year quarter due to lower crop prices and lower Command herbicide sales due to the wet planting season. Early-season sales in Brazil also were down due to the continuing effects of that country's economic issues.

Earnings of $37 million for the 1999 quarter increased $1 million from the 1998 quarter as the lower sales levels were completely offset by the continuing impact of 1998 and 1999 cost reductions as well as an improved sales mix. During the 1999 quarter, sales of Capture, a premium pyrethroid, increased as a result of product repositioning and label expansions, which expand a product's market to include additional crops. In addition, FMC's new herbicide, carfentrazone-ethyl, was introduced on corn and rice in North America.

Specialty Chemicals
-------------------
Specialty Chemicals sales were $153 million in the second quarter of 1999, down slightly from $156 million in the prior year period. Earnings of $22 million in 1999 were down approximately $4 million from the 1998 period. The 1999 quarter's results reflected continued competitive pressures in the lithium business, as well as production issues in the pharmaceutical and food ingredients businesses which reduced profitability slightly.

Process additives sales increased 5 percent from the 1998 second quarter and earnings increased to $3.9 million in 1999 from $1.5 million in 1998 as a result of lower raw material prices and cost controls. As more fully discussed in Note 7 to the June 30, 1999 consolidated financial statements, on July 31, 1999, FMC completed the sale of its process additives business to Great Lakes Chemical Corporation for $162 million in cash. Process additives sales were $43 million for the quarter ended June 30, 1999 and $166 million for the year ended December 31, 1998.

Lower sales and earnings in the lithium division reflected ongoing price competition in the carbonate portion of the business and the beginning of additional price pressures on lithium hydroxide. During the quarter, FMC announced an agreement to source lithium carbonate from SQM and took a restructuring charge to suspend lithium carbonate production in Argentina until market conditions improve. The longer term implications for FMC's existing asset base of the current contract and other sourcing and restructuring alternatives are being evaluated. Lithium carbonate quantities to be used by FMC under the agreement are not in excess of the company's normal requirements.

As more fully discussed in Note 8 to the June 30, 1999 consolidated financial statements, on June 30, 1999, the company completed the acquisition of Pronova Biopolymer AS ("Pronova") from a wholly-owned subsidiary of Norsk Hydro for approximately $184 million in cash. Pronova, headquartered in Drammen, Norway, is a leading producer of alginates used in the pharmaceutical, food and industrial markets.

As more fully discussed in Note 7 to the June 30, 1999 consolidated financial statements, on July 9, 1999 the company completed the sale of its BioProducts business to Cambrex Corporation for $38.0 million in cash. The BioProducts business had sales of approximately $6 million and $23 million for the quarter ended June 30, 1999 and the year ended December 31, 1998, respectively.

Industrial Chemicals
--------------------
Industrial Chemicals second quarter sales of $238 million in 1999 were down slightly, but earnings (net of minority interest) of $37 million were up 14 percent from the prior year period, as lower soda ash prices and volumes were more than offset by higher hydrogen peroxide earnings and continued cost reductions.

Sales of alkali products decreased compared to the second quarter of 1998, but earnings (net of minority interest) increased slightly as lower prices and worldwide sales volumes were more than offset by cost reductions. The company believes the Asian economic slowdown has begun to level out and may show some improvement in the next year. As more fully discussed in Note 8 to the June 30, 1999 consolidated financial statements, on June 30, 1999, FMC acquired TG Soda Ash, Inc. from Elf Atochem North America, Inc. for $50 million in cash and a contingent payment due at year-end 2003. The contingent payment amount, which is based on the financial performance of the combined soda ash operations between 2001 and 2003, cannot currently be determined but could be as much as $100 million. In conjunction with the transaction, the interest of the minority shareholders in FMC's existing soda ash business was diluted effective July 1, 1999 to 12.5 percent from 20 percent as a result of FMC's disproportionate investment in TgSA's mineral ore reserves and certain future capital projects.

Phosphorus sales were essentially flat in the second quarter of 1999 compared with the 1998 quarter, but earnings were down primarily due to reduced operating expenses. Management expects prices to remain under pressure throughout the second half of 1999. As more fully discussed in Note 8 to the June 30, 1999 consolidated financial statements, FMC and Solutia, Inc. have announced an agreement to form a joint venture during 1999 which will include the North American and Brazilian phosphorus chemical operations of both companies. Upon formation of the joint venture, FMC expects the companies to benefit from significant synergies through completion of plant rationalizations and other restructuring activities.

Peroxygen sales were essentially flat compared to the prior year, but earnings were higher in the second quarter, reflecting increased prices and cost control efforts.

Sales of Spain-based FMC Foret decreased slightly from the second quarter of 1998, but 1999 earnings were up 18 percent due primarily to continuing cost reductions.

Corporate
---------
Corporate expenses of $19 million in the second quarter of 1999 were down from $20 million in the second quarter of 1998, reflecting continued cost control.

Interest expense
----------------
Net interest expense of $27 million in the second quarter of 1999 was down $1 million compared to the same quarter last year.

Effective tax rates
-------------------
The effective tax rate applicable to income from continuing operations before income taxes for both the quarter ended June 30, 1999 and the quarter ended June 30, 1998 was 26 percent.

Order backlog
-------------
FMC's backlog of unfilled orders of $692 million for Energy Systems was down $186 million from the year-end backlog in 1998, and down $330 million from a backlog of $1,022 million at June 30, 1998. The June 30, 1998 amount included the recognition of the subsea and floating production equipment order for the $230 million Terra Nova Project on the Grand Banks of Newfoundland, as well as large orders from Shell and Statoil. Food and Transportation Systems backlog of $269 million increased $13 million from the end of 1998 but decreased $50 million from backlog at June 30, 1998. Backlogs are not reported for Agricultural Products, Specialty Chemicals or Industrial Chemicals due to the nature of these businesses.

Legal contingencies
-------------------
On April 14, 1998 a jury returned a verdict against the company in conjunction with a False Claims Act action against the company. See Note 10 to the company's June 30, 1999 consolidated financial statements for a discussion of the lawsuit.

During the second quarter of 1999, a federal judge set aside a $38 million jury verdict against FMC and ordered a new trial in a chemical release case in West Virginia, as a result of incorrect testimony by a major plaintiff witness.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------   ---------------------------------------------------------

The information required by this item is provided in "Derivative Financial Instruments and Market Risks", under ITEM 2 - Management's Discussion and
                                     ------------------------------------
Analysis of Financial Condition and Results of Operations.
---------------------------------------------------------

              Six Months of 1999 Compared with Six Months of 1998
              ---------------------------------------------------

Sales of $2,045 million in the first half of 1999 were down slightly from $2,152 million in the first half of 1998. Segment operating profits (net of minority interest) increased to $234 million in the first half of 1999 from $225 million in 1998 as continued cost reductions across all businesses, an improved sales mix in Energy Systems and Agricultural Products, and increased hydrogen peroxide prices more than offset lower airport products and systems sales, continuing competitive pressures in the lithium business and lower soda ash prices and volumes.

Corporate expenses of $39 million decreased $4 million from the prior year reflecting ongoing cost control efforts. Net interest expense increased to $55 million from $53 million due to higher debt levels.

Income from continuing operations before the cumulative effect of a change in accounting principle increased to $99 million, or $3.01 per share on a diluted basis, in the first half of 1999 from $94 million, or $2.64 per share in the first half of 1998. Earnings from discontinued operations, net of income taxes, representing the gain on the sale for $33.5 million in cash of real estate parcels previously used by the company's discontinued defense systems operations, were $18 million, or $0.55 per share on a diluted basis, in the first half of 1999.

In the first half of 1999, net income was $117 million, or $3.56 per share on a diluted basis, compared to $58 million or $1.63 per share on a diluted basis in the first half of 1998. As discussed in Note 3 to the company's June 30, 1999 consolidated financial statements, the company adopted AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities", effective January 1, 1998. In conjunction with the adoption, the company charged $46 million ($36 million after tax) of previously capitalized start-up costs to expense. This change was recorded as a cumulative effect of a change in accounting principle.

Energy Systems sales of $584 million in the first half of 1999 decreased from $606 million in the first half of 1998, but earnings of $41 million in 1999 increased from $37 million in 1998, as continued cost cutting and strong subsea shipments offset reduced sales of land wellheads and fluid control equipment. Both land wellhead and fluid control equipment sales have been negatively affected by uncertainty surrounding oil prices.

Food and Transportation Systems sales decreased to $399 million in 1999 from $421 million in 1998, but earnings of $30 million in 1999 increased 5 percent from 1998 as higher earnings from Frigoscandia and Food Processing Systems offset lower sales and earnings of airport products and systems.

Agricultural Products sales decreased by $31 million from 1998 to $322 million in 1999, but earnings in 1999 increased to $52 million in 1999 from $50 million in 1998 as the continuing impact of 1998 and 1999 cost reductions as well as an improved sales mix more than offset the lower sales levels.

Specialty Chemicals sales of $302 million in 1999 decreased from $310 million in 1998 and earnings decreased to $40 million in 1999 from $45 million in 1998 primarily due to continued competitive pressures in the lithium business.

Industrial Chemical sales decreased to $451 million in the first half of 1999 from $478 million in 1998, but earnings (net of minority interest) increased to $71 million in 1999 from $65 million in 1998 as lower soda ash prices and sales volumes were more than offset by higher hydrogen peroxide earnings and continued cost reductions.

The effective tax rate applicable to income from continuing operations before income taxes for both the six months ended June 30, 1999 and the six months ended June 30, 1998 was 26 percent.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------

A report by KPMG LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended June 30, 1999 is included on page 27.

                        Independent Accountants' Report
                        -------------------------------

The Board of Directors
FMC Corporation:


We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of June 30, 1999, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1999 and 1998 and the consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the company's management.

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


KPMG LLP
Chicago, Illinois
July 16, 1999

                          Part II - Other Information
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
------   -----------------

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

During the second quarter of 1999, a federal judge set aside a $38 million jury verdict against FMC and ordered a new trial in a chemical release case in West Virginia, as a result of incorrect testimony by a major plaintiff witness.

                    ---------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

The Registrant's Annual Meeting of Stockholders was held on April 23, 1999. At the meeting, stockholders voted on (i) the election of three directors; and (ii) ratification of the appointment of KPMG LLP as the Registrant's independent auditors for 1999. Voting on each such matter was as follows:

                                            Votes            Votes              Withheld/           Broker
                                             For            Against           Abstentions         Non-Votes
                                            -----           -------           -----------         ---------
1.   Election of Directors:

     R. N. Burt                             28,441,484           -                 806,251             -
     A. Larsen                              28,410,615           -                 837,120             -
     E. J. Mooney                           26,186,671           -               3,060,568             -


2.   Ratification of Auditors               29,037,141     129,544                  81,052             -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

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

       None.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FMC CORPORATION
                                 ---------------
                                  (Registrant)



Date: August 10, 1999          /Ronald D. Mambu/
     ----------------          -----------------------------------
                               Vice President, Controller and duly authorized officer

                                 EXHIBIT INDEX
                                ---------------

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