Form 10-Q
period 1999-09-30
FMC CORP
filed 1999-11-15
CIK 37785

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

             (X) Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1999
                                      or
             ( ) Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the transition period from-------- to---------

                         Commission File Number 1-2376

                                FMC Corporation
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                           94-0479804
    -------------------------         ---------------------------
  (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)          Identification No.)

              200 East Randolph Drive, Chicago, Illinois    60601
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

                                Yes   X      No
                                    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                Outstanding at September 30, 1999
----------------------------------------  ---------------------------------
Common Stock, par value $0.10 per share              30,590,309

            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------
FMC Corporation and Consolidated Subsidiaries
-----------------------------------------------
Consolidated Statements of Income (Unaudited)
-----------------------------------------------
(In millions, except per share data)

                                                     Three Months                Nine Months
                                                  Ended September 30          Ended September 30
                                                 ----------------------      ---------------------
                                                   1999          1998          1999         1998
                                                 --------      --------      --------     --------
Sales                                            $1,034.3      $1,110.7      $3,079.4     $3,262.5

Costs and expenses:
     Cost of sales                                  775.0         824.6       2,255.2      2,402.4
     Selling, general and
      administrative expenses                       135.8         143.3         434.7        459.4
     Research and development                        36.8          37.0         112.7        112.9
     Asset impairments (Note 7)                      29.1             -          29.1            -
     Restructuring and other
       charges (Note 7)                              14.7             -          14.7            -
                                                 --------      --------      --------     --------

     Total costs and expenses                       991.4       1,004.9       2,846.4      2,974.7
                                                 --------      --------      --------     --------

Income from continuing operations
  before minority interests, interest
  expense, interest income, income
  taxes and cumulative effect of
  change in accounting principle                     42.9         105.8         233.0        287.8
(Gains) on sales of process
  additives and bioproducts
  businesses (Note 8)                               (55.5)            -         (55.5)           -
Minority interests                                    1.9           2.5           3.8          4.3
Interest expense                                     28.5          30.7          89.5         88.2
Interest income                                      (1.7)         (2.2)         (8.0)        (6.9)
                                                 --------      --------      --------     --------

Income from continuing operations
  before income taxes and
  cumulative effect of change in
  accounting principle                               69.7          74.8         203.2        202.2
Provision for income taxes                            5.6          19.3          40.0         52.4
                                                 --------      --------      --------     --------

Income from continuing operations
  before cumulative effect of
  change in accounting principle                     64.1          55.5         163.2        149.8

Discontinued operation, net of
  income taxes (Note 4)                                 -             -          18.0            -
                                                 --------      --------      --------     --------

Income before cumulative effect
  of change in accounting principle                  64.1          55.5         181.2        149.8

Cumulative effect of change in
  accounting principle, net of
  income taxes (Note 3)                                 -             -             -        (36.1)
                                                 --------      --------      --------     --------

Net income                                       $   64.1      $   55.5      $  181.2     $  113.7
                                                 ========      ========      ========     ========
                                                                                           (continued)

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Income (Unaudited) (Continued)
----------------------------------------------------------
(In millions, except per share data)

                                                                Three Months            Nine Months
                                                            Ended September 30       Ended September 30
                                                            -------------------      ------------------
                                                              1999       1998         1999        1998
                                                              ----       ----         ----        ----

Basic earnings per common share:
  Continuing operations                                     $2.04         $1.64        $5.13      $ 4.36
  Discontinued operation (Note 4)                               -             -         0.57           -
  Cumulative effect of change
   in accounting principle (Note 3)                             -             -            -       (1.05)
                                                            -----         -----        -----      ------

  Net income per common share                               $2.04         $1.64        $5.70      $ 3.31
                                                            =====         =====        =====      ======

Average number of shares used
  in basic earnings per share
  computations                                               31.4          33.8         31.8        34.4
                                                            =====         =====        =====      ======

Diluted earnings per common share:
  Continuing operations                                     $1.98         $1.60        $4.99      $ 4.24
  Discontinued operation (Note 4)                               -             -         0.55           -
  Cumulative effect of change in
   accounting principle (Note 3)                                -             -            -       (1.02)
                                                            -----         -----        -----      ------

  Net income per common share                               $1.98         $1.60        $5.54      $ 3.22
                                                            =====         =====        =====      ======

Average number of shares used in
  diluted earnings per share
  computations                                               32.3          34.7         32.7        35.3
                                                            =====         =====        =====      ======

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Balance Sheets
---------------------------
(In millions, except share and per share data)


                                                            September 30
                                                                1999          December 31
Assets:                                                     (Unaudited)           1998
                                                            ------------      ------------
Current assets:
     Cash and cash equivalents                                $   76.0          $   61.7
     Trade receivables, net of allowance for doubtful
       accounts of $16.6 in 1999 and $11.9 in 1998               781.1             840.6
     Inventories                                                 490.0             517.7
     Other current assets                                        159.1             136.4
     Deferred income taxes                                       111.9             125.3
                                                              --------          --------
  Total current assets                                         1,618.1           1,681.7

Investments                                                      215.7             186.5
Property, plant and equipment at cost                          3,727.5           3,824.7
     Less -- accumulated depreciation                          2,039.4           2,097.2
                                                              --------          --------
     Net property, plant and equipment                         1,688.1           1,727.5
Goodwill and intangible assets (Note 9)                          515.0             399.1
Other assets                                                     108.4             118.9
Deferred income taxes                                             22.1              52.7
                                                              --------          --------
Total assets                                                  $4,167.4          $4,166.4
                                                              ========          ========

Liabilities and Stockholders' Equity:
Current liabilities:
     Short-term debt (Note 2)                                 $  198.8          $  150.6
     Current portion of long-term debt (Note 2)                    0.9               4.7
     Accounts payable, trade and other                           623.8             685.8
     Accrued and other current liabilities                       518.8             492.6
Current portion of accrued pensions and
       other postretirement benefits                              10.4              12.1
     Income taxes payable                                         39.7              66.1
                                                              --------          --------
  Total current liabilities                                    1,392.4           1,411.9

Long-term debt, less current portion (Note 2)                  1,396.3           1,326.4
Accrued pension and other postretirement
  benefits, less current portion                                 233.3             228.1
Reserve for discontinued operations (Note 4)                     208.5             237.4
Other liabilities                                                158.3             159.7
Minority interests in consolidated companies                      44.9              73.5
Stockholders' equity:
     Preferred stock, no par value, authorized
       5,000,000 shares; no shares issued in
       1999 or 1998                                                  -                 -
     Common stock, $0.10 par value, authorized
       130,000,000 shares; issued 38,326,249 shares in
       1999 and 38,188,586 shares in 1998 (Note 6)                 3.8               3.8
     Capital in excess of par value of common stock              165.5             158.4
     Retained earnings                                         1,257.0           1,075.7
     Accumulated other comprehensive loss                       (194.1)           (134.1)
     Treasury stock, common, at cost;
       7,735,940 shares in 1999 and 5,485,947
       shares in 1998 (Note 6)                                  (498.5)           (374.4)
                                                              --------          --------
   Total stockholders' equity                                    733.7             729.4
                                                              --------          --------
Total liabilities and stockholders' equity                    $4,167.4          $4,166.4
                                                              ========          ========

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------
(In millions)


                                                            Nine Months
                                                        Ended September 30
                                                       --------------------
                                                         1999       1998
                                                       ---------  ---------
Reconciliation from income from continuing
  operations before cumulative effect of change
  in accounting principle to cash provided by
  operating activities of continuing operations:

Income from continuing operations before cumulative
  effect of change in accounting principle              $ 163.2     $ 149.8

Adjustments for non-cash components of
  income from continuing operations:
     Depreciation and amortization                        134.3       154.1
     Asset impairments (Note 7)                            29.1           -
     Restructuring and other charges (Note 7)              14.7           -
     Deferred income taxes                                 44.0        21.5
     Minority interests                                     3.7         4.3
     Other                                                (38.3)      (26.9)
Changes in operating assets and liabilities:
     Trade receivables, net                                89.2        13.4
     Inventories                                           52.2       (14.1)
     Other current assets and other assets                 19.8        45.9
     Accounts payable, accrued payroll, other
      current liabilities and other liabilities          (105.7)       30.5
     Income taxes payable                                 (26.5)      (40.4)
     Accrued pension and other
      postretirement benefits, net                         (8.4)       (9.0)
                                                        -------     -------

Cash provided by operating activities of
 continuing operations                                  $ 371.3     $ 329.1
                                                        =======     =======




                                                        (continued)

FMC Corporation and Consolidated Subsidiaries
--------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)(Continued)
--------------------------------------------------------------
(In millions)


                                                                          Nine Months
                                                                       Ended September 30,
                                                                    -----------------------
                                                                       1999          1998
                                                                       ----          ----
Cash provided by operating activities
  of continuing operations                                           $ 371.3       $ 329.1
                                                                     -------       -------

Cash required by discontinued operations                               (11.0)        (49.9)
                                                                     -------       -------

Cash provided (required) by investing
  activities:
   Acquisitions of businesses                                         (235.0)            -
   Capital spending                                                   (167.9)       (197.7)
   Disposal of property, plant and equipment                           103.7          64.5
   Increase in investments                                             (27.8)       (120.1)
                                                                     -------       -------
                                                                      (327.0)       (253.3)
                                                                     -------       -------

Cash provided (required) by financing
 activities:
   Net proceeds from issuance (repayments)
    of commercial paper                                                205.1        (109.4)
   Net increase (decrease) in other
    short-term debt                                                     48.2         (19.4)
   Net borrowings under credit facilities                               33.6         122.8
   Proceeds from issuance of long-term debt                             84.6         169.0
   Repayment of long-term debt                                        (268.8)        (34.6)
   Distributions to limited partner                                     (3.8)         (4.8)
   Repurchases of common stock                                        (124.1)       (135.1)
   Issuance of common stock                                              7.1          16.4
                                                                     -------       -------
                                                                       (18.1)          4.9

Effect of exchange rate changes on cash
 and cash equivalents                                                   (0.9)         (2.6)
                                                                     -------       -------

Increase in cash and cash equivalents                                   14.3          28.2

Cash and cash equivalents, beginning of period                          61.7          62.7
                                                                     -------       -------
Cash and cash equivalents, end of period                             $  76.0       $  90.9
                                                                     =======       =======


Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized, was $92.2 million and $81.5 million, and net cash paid for income taxes (including taxes paid related to Defense Systems operations) was $24.3 million and $67.9 million for the nine-month periods ended September 30, 1999 and 1998, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

Note 1:   Financial Information and Accounting Policies
-------------------------------------------------------

The consolidated balance sheet of FMC Corporation ("FMC" or "the company") as of September 30, 1999, and the related consolidated statements of income and cash flows for the interim periods ended September 30, 1999 and 1998 have been reviewed by FMC's independent accountants. The review is described more fully in their report included herein. In the opinion of management, these financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended September 30, 1999 and 1998 and of its financial position as of September 30, 1999. All such adjustments are of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results of operations for the full year.

Certain prior period balances have been reclassified to conform with the current period's presentation.

The company's accounting policies are set forth in Note 1 to the company's consolidated 1998 financial statements, which are incorporated by reference in the company's 1998 Annual Report on Form 10-K.

Note 2:   Debt
--------------

The company has $800.0 million in committed credit facilities consisting of a $350.0 million, 364-day non-amortizing revolving credit agreement due in July 2000 and a $450.0 million, five-year non-amortizing revolving credit agreement due in December 2001. No amounts were outstanding under these facilities at either September 30, 1999 or December 31, 1998.

The company's short-term commercial paper program is supported by the committed facilities. Outstanding commercial paper borrowings totaled $366.3 million at September 30, 1999 ($149.9 million at December 31, 1998).

Advances under uncommitted U.S. credit facilities were $225.0 million and $68.0 million at September 30, 1999 and December 31, 1998, respectively.

Committed credit available under the revolving credit facilities provides management with the ability to refinance a portion of its debt on a long-term basis and, as it is management's intent to do so, $366.3 million of outstanding commercial paper and $83.7 million of borrowings under uncommitted U.S. credit facilities have been classified as long-term debt at September 30, 1999. At December 31, 1998, $149.9 million of outstanding commercial paper, $50.1 million of borrowings under uncommitted U.S. credit facilities and $250.0 million of senior debt were classified as long-term debt.

During the second quarter of 1999, the company retired $250.0 million of currently due senior debt bearing interest at 8.75 percent. On June 29, 1999, the company entered into a Euro-denominated loan of 109,375,500 Euros (approximately $114.0 million). The loan bore interest at a variable rate based upon LIBOR and was repaid in October 1999. The proceeds of the loan were used to finance a portion of the purchase price of the company's acquisition of Pronova Biopolymer AS (Note 9).

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

In August, 1999 the company borrowed $50 million at 6.45% interest with a maturity of 2032 from the proceeds of Power County, Idaho's Solid Waste Disposal Revenue Bonds. The proceeds are included in other investments and are being used to fund phosphorus capital projects.

Note 3:   Recent Accounting Pronouncements
------------------------------------------
Effective December 31, 1998, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 established standards for the way that public business enterprises report financial and descriptive information about reportable operating segments in annual financial statements and interim financial reports issued to stockholders. All prior period segment disclosures have been restated to conform to the new segment presentation.

AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities", was adopted by the company effective January 1, 1998. SOP 98-5 requires costs of start-up activities, including organizational costs, to be expensed as incurred. In the period of adoption, the company charged $46.5 million ($36.1 million after tax, or $1.02 per share on a diluted basis) to expense, which was reported as the cumulative effect of a change in accounting principle. The expense represented the write-off of costs related to the start-up of manufacturing at the Salar del Hombre Muerto lithium facility in Argentina, the Baltimore, Maryland sulfentrazone facility, and the Bayport, Texas hydrogen peroxide plant expansion.

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

Note 4:   Discontinued Operations
---------------------------------
Reserves for discontinued operations at September 30, 1999 and December 31, 1998 were $208.5 million and $237.4 million, respectively. At September 30, 1999, substantially all reserves were related to environmental, benefit plan, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 1997. See Note 3 to the company's December 31, 1998 consolidated financial statements and Note 5 below.

Earnings from discontinued operations of $18.0 million (net of income taxes of $11.5 million, or $0.55 per share on a diluted basis), consist of the gain on the sale of real estate parcels previously used by the company's discontinued defense systems operations. The properties were sold in the second quarter of 1999 for $33.5 million in cash.

Note 5:  Environmental Obligations
----------------------------------
The company has provided reserves for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $257.5 million and $294.0 million, before recoveries, have been provided at September 30, 1999 and December 31, 1998, respectively, of which $179.0 million and $198.1 million are included in the reserve for discontinued operations at September 30, 1999 and December 31, 1998, respectively.

The company has estimated that reasonably possible contingent environmental losses may exceed amounts accrued at September 30, 1999 by as much as $90 million. Obligations that have not been reserved for may be material to any one quarter's or year's results of operations in the future. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a materially adverse effect on the company's liquidity or financial condition and may be satisfied over the next twenty years or longer.

Recoveries of $101.1 million ($20.5 million as other assets and $80.6 million as an offset to the reserve for discontinued operations) have been recorded as probable realization of claims against third parties at September 30, 1999. Total recoveries recorded at December 31, 1998 were $107.6 million. The recorded assets relate to contractual arrangements with insurance companies, U.S. government agencies, and other Potentially Responsible Parties.

On October 21, 1999 the Federal District Court for the Western District of Virginia approved the Consent Decree signed by the company, the EPA (Region III) and the U.S. Department of Justice ("DOJ") regarding past response costs and future clean-up work at the discontinued fiber manufacturing site in Front Royal, Virginia. As part of a prior settlement, government agencies are expected to reimburse FMC for approximately one third of the clean-up costs due to the government's role at the site. FMC's $70 million portion of the settlement was provided for in prior periods as part of discontinued operations, and no additional charge to earnings was recorded in 1999.

In June 1999 the Federal District Court in Idaho approved the Consent Decree signed by the company, the EPA (Region 10) and the DOJ settling outstanding alleged violations of the Resource Conservation and Recovery Act ("RCRA") at the company's Phosphorus Chemicals ("PCD") plant in Pocatello, Idaho. The RCRA Consent Decree provides for injunctive relief covering remediation expense for closure of existing ponds, estimated at $50 million, and approximately $43 million of capital costs for waste treatment and other compliance projects; these amounts will be expended over approximately four years. The company also will spend approximately $65 million over the next four years to conduct a number of supplemental environmental projects. These projects include approximately $63 million in capital costs for air quality improvement, and an additional $2 million for health studies with the Shoshone-Bannock Tribes, since the plant is located on tribal land. The company has also paid a penalty of $11.8 million. An expected increase in capital costs for environmental compliance contributed to an impairment in the value of PCD's assets during the fourth quarter of 1997. The company provided for the penalty and other estimated expenses related to the Consent Decree in prior periods.

A more complete description of the company's environmental contingencies and the nature of its potential obligations is included in the notes to FMC's December 31, 1998 consolidated financial statements.

Note 6:  Capital Stock
----------------------
On August 28, 1997, the Board of Directors authorized a $500 million open-market stock repurchase program for FMC common stock through the end of 1999. During 1997 and 1998, the company repurchased a total of 5.2 million of its common shares at a cost of $365.7 million, of which 116,467 shares were purchased at a cost of $6.7 million and contributed to an employee benefit trust. For the nine months ended September 30, 1999 the company repurchased 2.3 million of its common shares at a cost of $124.4 million, for a total of 7.5 million shares at a cost of $490.1 million under the program. The repurchased shares are recorded as treasury stock at cost on the company's consolidated balance sheet.

On August 27, 1999, the Board of Directors authorized an additional $50 million of open-market repurchases of FMC common stock, which the company had not commenced as of September 30, 1999. The company has not determined the timing of repurchases, if any, under this authorization.

At September 30, 1999, the company had 30.6 million shares outstanding and 0.8 million additional shares assuming conversion of stock options and other common stock equivalents (calculated under the treasury stock method).

Note 7: Asset Impairments and Restructuring and Other Charges
-------------------------------------------------------------
In the third quarter of 1999, FMC recorded asset impairments of $29.1 million ($17.8 million after tax, or $0.55 per share on a diluted basis), and restructuring and other one-time charges of $14.7 million ($9.0 million after tax, or $0.28 per share).

Asset impairments of $20.7 million were required to write off the remaining net book values of two U.S. lithium facilities. Both facilities were constructed to run pilot and development quantities for new lithium-based products. During the third quarter of 1999, management determined that it would not be feasible to use the facilities as currently configured.

Additionally, an impairment charge of $8.4 million was required to write off the remaining net book value of a small caustic soda facility in Green River, Wyoming. Estimated future cash flows related to this facility indicated that an impairment of the full value had occurred.

Restructuring and other one-time charges of $14.7 million resulted primarily from strategic decisions to divest or restructure a number of businesses and support departments, including certain food machinery, agricultural products, and energy systems operations and certain corporate and shared service support departments.

Of the total charge, $2.9 million related to actions, including headcount reductions, required to achieve planned synergies from recently acquired businesses in Specialty Chemicals and Energy Systems. All amounts accrued under these programs are expected to be utilized within one year.

Note 8: Dispositions
--------------------
On July 9, 1999, the company completed the sale of its bioproducts business to Cambrex Corporation for $38 million in cash, resulting in a pre-tax gain of $20.1 million ($12.2 million after tax, or $0.38 per share). The bioproducts business was included in the Specialty Chemicals segment and had 1998 sales of approximately $25 million from its operations in Rockland, Maine and Copenhagen, Denmark.

On July 31, 1999, FMC completed the sale of its process additives business to Great Lakes Chemical Corporation for $162 million in cash, resulting in a gain of $35.4 million on both a pre-tax and after-tax basis ($1.09 per share). The process additives business was included in the Specialty Chemicals segment and had 1998 sales of $166 million from its operations in Manchester, England and Nitro, West Virginia.

On July 31, 1998, the company completed the sale of Crosby Valve to a subsidiary of Tyco International Ltd. for cash and Tyco International Ltd. ("Tyco") preferred stock. The preferred stock is guaranteed by Tyco and can be sold to either the issuing subsidiary or Tyco three years after issuance. Crosby Valve was included in the Energy Systems segment.

Note 9:  Business Combinations
------------------------------
On June 30, 1999, FMC acquired the assets of Tg Soda Ash, Inc. ("TgSA") from Elf Atochem North America, Inc. for $50 million in cash, acquisition costs and a contingent payment due at year-end 2003. The contingent payment amount, which will be based on the financial performance of the combined soda ash operations between 2001 and 2003, cannot currently be determined but could be as much as $100 million. The initial purchase price has been allocated to the assets acquired and the liabilities assumed, based on the estimated fair values of such assets and liabilities at the date of acquisition. No goodwill was recorded as a result of this transaction. In conjunction with the transaction, the interest of the minority shareholders in FMC's existing soda ash business was diluted effective July 1, 1999 to 12.5 percent from 20 percent as a result of FMC's disproportionate investment in TgSA and certain future capital projects. Results of the acquired business are included in the Industrial Chemicals segment from the date of acquisition.

Also on June 30, 1999, the company completed the acquisition of the assets of Pronova Biopolymer AS ("Pronova") from a wholly owned subsidiary of Norsk Hydro for $184 million in cash plus acquisition costs. Pronova, headquartered in Drammen, Norway, is a leading producer of alginates used in the pharmaceutical, food and industrial markets. The acquisition has been accounted for under the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and liabilities assumed based on a preliminary estimation of fair values of such assets and liabilities at the date of acquisition, pending the results of appraisals and other analyses which are currently in process. The company has recorded goodwill (to be amortized over 30 years) and other intangible assets totalling approximately $135.0 million on a preliminary basis related to the acquisition. Results of the acquired business are included in the Specialty Chemicals segment from the date of acquisition.

On April 30, 1999, FMC and Solutia, Inc. announced an agreement to form a joint venture, which will include the North American and Brazilian phosphorus chemical operations of both companies. The joint venture, which will be named Astaris LLP, will be a limited liability partnership owned equally by FMC and Solutia, Inc. Formation of Astaris LLP is subject to a government approval process, which is expected to be completed in the fourth quarter of 1999. FMC's portion of the joint venture's results will be included in the company's Industrial Chemicals segment.

On August 14, 1998, the company acquired a controlling interest in CBV Industria Mecanica S.A., the leading wellhead manufacturer in Brazil. With the acquisition and its previous minority equity position, the company owns 98 percent of CBV's voting shares as of September 30, 1999. CBV's operations are included in the company's Energy Systems segment. The acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed, based on the estimated fair values of such assets and liabilities at the date of acquisition. In addition, a portion of the purchase price was allocated to goodwill.

The company's acquisitions did not have a material pro forma effect on the company's consolidated results of operations.

Note 10:  Comprehensive Earnings
--------------------------------
Comprehensive earnings includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. The company's comprehensive income for the three- and nine-month periods ended September 30, 1999 and 1998 consisted of the following:

                                   Three months ended       Nine months ended
                                       September 30            September 30
                                   -------------------      --------------------
                                    1999         1998       1999          1998
                                   -------------------      --------------------
Net income                         $ 64.1        $55.5       $181.2       $113.7
Other comprehensive loss:
 Foreign currency
  translation adjustment            (16.5)        13.1        (60.0)         3.8
                                   ------        -----       ------       ------
Comprehensive income               $ 47.6        $68.6       $121.2       $117.5
                                   ======        =====       ======       ======

Note 11:  Legal Contingencies
-----------------------------
On April 14, 1998, a jury returned a verdict against the company in the amount of $125.0 million in conjunction with a federal False Claims Act action, in which Mr. Henry Boisvert filed and ultimately took to trial allegations that the company had filed false claims for payment in connection with its contract to provide Bradley Fighting Vehicles to the U.S. Army between 1981 and 1996. Under law, portions of the jury verdict were subject to doubling or trebling. On December 24, 1998, the U.S. District Court for the Northern District of California entered judgment for Mr. Boisvert in the amount of approximately $87 million. This was approximately $300 million less than the maximum judgment possible under the jury verdict. The reduction resulted from several rulings by the District Court in favor of the company in the post-trial motions. Cross-appeals to the U.S. Court of Appeals for the Ninth Circuit are now pending. Both sides are asserting arguments on appeal, and a number of those arguments, if successful, would alter or eliminate the amount of the existing judgment. Any legal proceeding is subject to inherent uncertainty, and it is not possible to predict how the appellate court will rule. Therefore, the company's management believes based on a review, including a review by outside counsel, that it is not possible to estimate the amount of a probable loss, if any, to the company that might result from some adverse aspects of the judgment ultimately standing against the company. Accordingly, no provision for this matter has been made in the company's consolidated financial statements.

During the second quarter of 1999, a federal judge set aside a $38 million jury verdict against FMC and ordered a new trial in a chemical release case in West Virginia, as a result of incorrect testimony by a major plaintiff witness. No provision for this matter has been made in the company's consolidated financial statements.

Note 12:  Segment Information
-----------------------------
(In millions)

                                                Three Months          Nine Months
                                             Ended September 30    Ended September 30
                                            --------------------  --------------------
                                              1999       1998       1999       1998
                                            ---------  ---------  ---------  ---------
Sales
-----
  Energy Systems                            $  251.1   $  330.5   $  835.4   $  936.3
  Food and Transportation
   Systems                                     220.0      223.8      618.8      644.4
  Agricultural Products                        177.2      178.5      498.9      531.4
  Specialty Chemicals                          139.2      147.4      440.9      457.6
  Industrial Chemicals                         251.7      238.9      703.1      717.2
  Eliminations                                  (4.9)      (8.4)     (17.7)     (24.4)
                                            --------   --------   --------   --------
                                            $1,034.3   $1,110.7   $3,079.4   $3,262.5
                                            ========   ========   ========   ========

Income from continuing operations before income
------------------------------------------------
taxes and cumulative effect of change in accounting principle
-------------------------------------------------------------

  Energy Systems                            $ 22.9   $ 27.0    $ 64.3    $ 64.2
  Food and Transportation
   Systems                                    18.5     22.5      48.0      50.5
  Agricultural Products                        9.9     29.0      61.5      79.3
  Specialty Chemicals                         17.2     14.9      57.5      59.8
  Industrial Chemicals                        30.2     23.6     101.5      88.4
                                            ------   ------    ------    ------
  Operating profit from
   continuing operations                      98.7    117.0     332.8     342.2
  Asset impairments (Note 7)                 (29.1)      --     (29.1)       --
  Restructuring and other
   charges (Note 7)                          (14.7)      --     (14.7)       --
  Gains on sales of
   process additives and
   bioproducts businesses
   (Note 8)                                   55.5       --      55.5        --
  Corporate                                  (19.7)   (19.0)    (58.9)    (62.3)
  Other income and
   (expense), net                              5.8      5.3      (0.9)      3.6
  Net interest expense                       (26.8)   (28.5)    (81.5)    (81.3)
                                            ------   ------    ------    ------
Income from continuing
 operations before income
 taxes and cumulative
 effect of change in
 accounting principle                       $ 69.7   $ 74.8    $203.2    $202.2
                                            ======   ======    ======    ======

Asset impairments relate to Specialty Chemicals ($20.7 million) and Industrial Chemicals ($8.4 million).

Restructuring and other charges are related to Energy Systems ($1.5 million), Food and Transportation Systems ($7.1 million), Agricultural Products ($2.2 million),

Specialty Chemicals ($1.3 million), Industrial Chemicals ($0.6 million) and Corporate ($2.0 million).

Gains on sales of the process additives ($35.4 million) and bioproducts ($20.1 million) businesses are attributable to Specialty Chemicals.

As described in Note 3, FMC adopted SFAS No. 131 effective December 31, 1998. As a result, FMC has changed the number and composition of its segments. The prior periods have been restated and are presented on a comparable basis. A description of the company's segment determination, composition and presentation is included in Note 1 to the company's December 31, 1998 consolidated financial statements.

Business segment results are presented net of minority interests, reflecting only FMC's share of earnings. Minority interests for the periods ended September 30, 1999 and 1998 were not significant. The corporate line primarily includes staff expenses, and other income and expense consists of all other corporate items, including LIFO inventory adjustments and certain components of employee benefit plan cost (benefit).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF CONTINUING OPERATIONS
        -------------------------------------

              FORWARD LOOKING STATEMENTS - SAFE HARBOR PROVISIONS
              ---------------------------------------------------

Item 2 of this report contains certain forward-looking statements that are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. Wherever possible, the company has identified these "forward-looking statements" (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act) by using words and phrases such as "anticipates", "plans", "believes", "estimates", "forecasts", "will continue to", "will likely result", "projects", and "expects". Readers are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are subject to risks and uncertainties and future events, many of which cannot be predicted or quantified, and all of which speak only as of the date hereof. These risks and uncertainties and future events could cause the company's actual results, performance or achievements to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section "Forward Looking Statements -- Safe Harbor Provisions" in Item 1 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, which lists important factors that may affect the company or its operations or assets. The company assumes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.


                       LIQUIDITY AND FINANCIAL CONDITION
                       ---------------------------------

Total cash and cash equivalents at September 30, 1999 and December 31, 1998 were $76.0 million and $61.7 million, respectively.

As of September 30, 1999 and December 31, 1998, respectively, the company had total borrowings of $1,596.0 million and $1,481.7 million. During the nine months ended September 30, 1999, the company used increased commercial paper borrowings of $216.4 million (net of discount), increased borrowings under uncommitted U.S. credit facilities of $225.0 million, and the proceeds from $35.0 million of medium-term notes issued during 1999 under the universal shelf registration discussed below, to purchase FMC common stock under the company's open-market stock repurchase program, to retire $250.0 million of senior debt and to fund the company's acquisitions of Pronova Biopolymer AS and Tg Soda Ash, Inc. The company used net proceeds from the sales of its process additives and bioproducts businesses of approximately $198 million to reduce short-term debt.

The company has $800.0 million in committed credit facilities, consisting of A $350.0 million, 364 day non-amortizing revolving credit agreement due in July 2000 and a $450.0 million, five-year non-amortizing revolving credit agreement due in December 2001. As of September 30, 1999, the company had no borrowings under the revolving credit agreements and had commercial paper borrowings (supported by committed credit facilities) of $366.3 million and borrowings under uncommitted U.S. credit facilities of $225.0 million.

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

In August, 1999 the company borrowed $50 million at 6.45% interest with a maturity of 2032 from the proceeds of Power County, Idaho's Solid Waste Disposal Revenue Bonds. The proceeds are included in other investments and are being used to fund phosphorus capital projects.

Capital spending (excluding acquisitions) of $165.6 million for the nine months ended September 30, 1999 decreased $20.3 million versus the first nine months of 1998. The decrease is primarily driven by lower capital spending in the company's lithium business. Acquisition spending of $243.2 million for the first nine months of 1999 included $45.6 million of fixed assets. As discussed in Note 9 to the company's September 30, 1999 consolidated financial statements, on June 30, 1999, FMC completed the acquisitions of Tg Soda Ash, Inc. and Pronova Biopolymer AS for cash of $50 million and $184 million, respectively. In the third quarter of 1998, the company acquired a controlling interest in CBV Industria Mecanica S.A.

In addition to a planned joint venture with Solutia, Inc. (Note 9 to the September 30, 1999 consolidated financial statements) and the divestitures of its process additives and bioproducts divisions (Note 8 to the September 30, 1999 consolidated financial statements), the company continues to evaluate potential acquisitions, divestitures and joint ventures on an ongoing basis.

On August 28, 1997, the Board of Directors authorized a $500 million open-market stock repurchase program for FMC common stock through the end of 1999. During 1998, the company repurchased a total of 2.4 million shares at a cost of $150.0 million under this program and an additional 0.1 million shares at a cost of $6.7 million, which it contributed to a benefit plan trust. In the nine months ended September 30, 1999, the company repurchased approximately 2.3 million shares at a cost of $124.4 million. Depending on market conditions, the company may purchase additional shares of its common stock on the open market from time to time, and expects to repurchase approximately $10 million of the company's common stock during the remainder of 1999.

On August 27, 1999, the Board of Directors authorized an additional $50 million of open-market repurchases of FMC common stock, which the company had not commenced at September 30, 1999. The company has not determined the timing of repurchases, if any, under this authorization.

Other expected cash requirements for the remainder of 1999 include approximately $50 million to $75 million for planned capital expenditures (excluding potential acquisitions), approximately $20 million for environmental remediation expenditures and approximately $20 million for net after-tax interest payments based on current debt levels and interest rates. Cash to meet these requirements will be provided primarily by the company's operations and, if necessary, by existing cash balances and available short- or long-term credit facilities.

The company's foreign currency translation adjustment in accumulated other comprehensive loss increased from $134.1 million at December 31, 1998 to $194.1 million at September 30, 1999, primarily as a result of the weakening of the Brazilian real against the U.S. dollar.

The company's ratios of earnings to fixed charges were 3.0x and 2.9x for the nine months ended September 30, 1999 and 1998, respectively.

               DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISKS
               -------------------------------------------------


FMC's primary financial market risks include fluctuations in interest rates and currency exchange rates. The company manages these risks by using derivative financial instruments in accordance with established policies and procedures. FMC does not use derivative financial instruments for trading purposes. At September 30, 1999, only foreign currency forward contracts were used as derivatives by the company.

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

To monitor its currency exchange rate risks, the company uses a sensitivity analysis, which measures the impact on earnings of a 10 percent devaluation of the foreign currencies to which it has exposure. Based on its sensitivity analysis at September 30, 1999, fluctuations in currency exchange rates in the near term would not materially affect FMC's consolidated operating results, financial position or cash flows. FMC's management believes that its hedging activities have been effective in reducing its risks related to currency exchange rate fluctuations.

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

                       RECENT ACCOUNTING PRONOUNCEMENTS
                       --------------------------------


Recent accounting pronouncements that have affected or will affect the company are discussed in Note 3 to the September 30, 1999 consolidated financial statements.

                         IMPACT OF THE YEAR 2000 ISSUE
                         -----------------------------

The following discussion should be read in conjunction with the description of FMC's program for addressing potential Year 2000 ("Y2K") issues included in the company's quarterly report on Form 10-Q for the period ended September 30, 1998. Any new or updated information contained herein supersedes the information contained in the Forms 10-Q for the periods ended June 30, 1999 and September 30, 1998, and in the company's Annual Report on Form 10-K for the year ended December 31, 1998.

The Y2K issue refers to the risk that systems, products and equipment using date-sensitive software or computer chips with two digit date fields will recognize a date using "00" as the year 1900 rather than the year 2000. This could result in systems failures, miscalculations and business interruptions that could have a materially adverse impact on the company.

The severity of problems to be confronted by the company for partial or complete non-compliance of its own systems or those of its key suppliers, customers, or business partners will depend on a variety of factors that are currently unknown. Such problems, either individually (as in the case of a major utility outage) or in combination (for example, if several critical suppliers and backup sources fail to operate, or if infrastructure systems such as rail, road or port systems fail), may have a materially adverse impact on the company's results of operations and financial condition.

The company closely tracks progress against Y2K compliance plans throughout its businesses. A vital part of the company's compliance program is a detailed corporate audit process designed to ensure sound Y2K planning and effective execution at the business unit and plant level. As of September 30, 1999, all 70 of the company's key sites have been audited, and the company is currently conducting follow-up audits to ensure that action items identified during the initial audits are being addressed effectively.

The company's critical systems include business application technology ("IT") systems, such as desktop PCs and telecommunications systems, and manufacturing and facilities systems, such as embedded technologies, process controls and programmable logic devices. Substantially all of the company's IT business applications are already Y2K-compliant, and the company expects the remainder to be before December 31, 1999. The company outsources most of its critical IT computing operations, including its network operations, to professional outsource service providers. The company has confirmed or is in the process of confirming that each of its outsourcers is either already Y2K-compliant or has a detailed program in place to achieve compliance within an acceptable time frame. Where appropriate, the company has participated or continues to participate in joint planning and coordination to ensure timely outsourcer compliance or to migrate FMC's processing to Y2K-compliant platforms.

A Y2K project is defined as an individual Y2K compliance item or logical collection of such items requiring compliance attention of any kind. At September 30, 1999, approximately 97 percent of the company's Y2K projects, including all of the projects of nine divisions, had been substantially completed. The remaining 3 percent of the company's Y2K projects are scheduled to be completed before the end of 1999. As of September 30, 1999, the operations reported that substantially all of their planned renovation projects had been completed. The company expects to complete any remaining projects by November 30, 1999. Testing and redeployment of renovated systems currently constitutes the bulk of the company's current compliance efforts.

Some funds budgeted by the company for operating projects have been, and will be, spent on Y2K compliance, and some previously planned non-critical projects have been deferred to future years. In addition, in order to address Y2K issues, the company has accelerated certain system changes in its IT, manufacturing, and facility systems that might otherwise have been made at a later date. From inception of the Y2K program through September 30, 1999, the company had spent approximately $20 million on Y2K compliance, of which approximately half was expensed and half was capitalized. The company expects to incur approximately $1 million to $2 million in expense in the last quarter of 1999, and to capitalize up to $1 million of additional costs. FMC has not completed its estimates related to post-1999 spending, but does not expect such costs to be significant.

The company is assessing or preparing to assess the compliance status of its priority suppliers and is developing contingency plans to address potential Y2K issues that might arise at year end or persist into the Year 2000. Responsibility for supplier review is shared by the strategic sourcing departments and the local plant purchasing operations within the business groups. These assessments may take the form of telephone assessments, visits to FMC facilities or discussions held at supplier sites. Both IT and embedded chip manufacturing issues are addressed in the supplier reviews. Development of contingency plans is a complex process, which in most cases must occur at the control operator level within each facility. All sites have prepared a detailed contingency plan which the company will continue to evaluate and test for the remainder of 1999. Contingency plans are unique for each operation, but typically include detailed checklists of pre-planned sequential events to be executed in the event of an operating or utility failure, provision for backup equipment and provision for build-up of inventories of key supplies and products as appropriate.

The company has developed an incident reporting and follow up system, the purpose of which is to monitor company site conditions around the world at time of entry to the year 2000. To date, when tested, the system has performed consistent with its intended application.

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

                             RESULTS OF OPERATIONS
                             ---------------------

Industry segment financial data is included in Note 12 to the company's September 30, 1999 consolidated financial statements.

           Third Quarter of 1999 Compared with Third Quarter of 1998
           ---------------------------------------------------------

General
-------
Sales from continuing operations of $1.0 billion were 7 percent lower than last year's third quarter sales of $1.1 billion. Operating profit from continuing operations (net of minority interests), excluding certain one-time gains and losses, decreased to $99 million from $117 million in last year's third quarter as lower sales and margins for agricultural products, the continuing impact of lower oil prices on some energy systems businesses and lower airport products results more than offset improved industrial chemical earnings, increased FMC FoodTech profits and reduced costs across all businesses. Income from continuing operations increased to $64 million, or $1.98 per share on a diluted basis, in the third quarter of 1999 from $56 million, or $1.60 per share, in the third quarter of 1998.

During the third quarter of 1999, the company recorded one-time gains of $55.5 million ($47.6 million after tax, or $1.47 per share) from the sales of its process additives and bioproducts operations. In addition, the company recorded asset impairments of $29.1 million ($17.8 million after tax, or $0.55 per share) and restructuring and other charges of $14.7 million ($9.0 million after tax, or $0.28 per share) during the third quarter of 1999.

Average shares outstanding used in the quarters' diluted earnings per share calculations decreased to 32.3 million in 1999 from 34.7 million in the prior year's quarter due to the company's ongoing share repurchase program.

Gains on Sales of Process Additives and BioProducts Businesses
--------------------------------------------------------------
On July 31, 1999, FMC completed the sale of its process additives business to Great Lakes Chemical Corporation for $162 million in cash, resulting in a gain of $35.4 million on both a pre-tax and after-tax basis ($1.09 per share). The process additives business was included in the Specialty Chemicals segment and had 1998 sales of $166 million from its operations in Manchester, England and Nitro, West Virginia.

On July 9, 1999, the company completed the sale of its bioproducts business to Cambrex Corporation for $38 million in cash, resulting in a pre-tax gain of $20.1 million ($12.2 million after tax, or $0.38 per share). The bioproducts business was included in the Specialty Chemicals segment and had 1998 sales of approximately $25 million from its operations in Rockland, Maine and Copenhagen, Denmark.

Asset Impairments and Restructuring and Other Charges
-----------------------------------------------------
In the third quarter of 1999, FMC recorded asset impairments of $29.1 million ($17.8 million after tax, or $0.55 per share on a diluted basis), and restructuring and other one-time charges of $14.7 million ($9.0 million after tax, or $0.28 per share).

Asset impairments of $20.7 million were required to write off the remaining net book values of two U.S. lithium facilities. Both facilities were constructed to run pilot and development quantities for new lithium-based products. During the third quarter of 1999, management determined that it would not be feasible to use the facilities as currently configured.

Additionally, an impairment charge of $8.4 million was required to write off the remaining net book value of a small caustic soda facility in Green River, Wyoming. Estimated future cash flows related to this facility indicated that an impairment of the full value had occurred.

Restructuring and other one-time charges of $14.7 million resulted primarily from strategic decisions to divest or restructure a number of businesses and support departments, including certain food machinery, agricultural products, and energy systems operations and certain corporate and shared service support departments. Of the total charge, $2.9 million related to actions, including headcount reductions, required to achieve planned synergies from recently-acquired businesses in Specialty Chemicals and Energy Systems. All amounts accrued under these programs are expected to be utilized within one year.

Energy Systems
--------------
Third quarter 1999 energy systems sales of $251 million decreased from $330 million in the third quarter of 1998. Earnings of $23 million decreased from $27 million in the prior-year quarter. Reduced sales of land wellheads and fluid control equipment due to continuing uncertainty about future oil prices, as well as timing of deliveries of subsea systems, were partly offset in earnings by continued cost reductions.

Petroleum equipment and systems sales decreased significantly in the third quarter of 1999, primarily due to lower sales of surface wellhead equipment, partly offset by the addition of CBV Brazil which was acquired in August 1998. Earnings improved, however, largely due to cost reductions. While oil prices have rebounded from their lows at the beginning of the year, demand for surface equipment remains low and new subsea project awards have been delayed.

Reduced sales and earnings of energy transportation and measurement equipment continue to reflect customer uncertainty concerning oil prices. The impact of lower sales was partially offset by continuing cost reductions. Although oil price uncertainty continues to affect order levels, customer inquiries began to increase in the third quarter of 1999.

Food and Transportation Systems
-------------------------------
Food and Transportation Systems 1999 sales of $220 million were down slightly from $224 million in last year's quarter. Earnings of $18 million were down $4 million from the 1998 third quarter. Lower sales and earnings primarily reflected lower sales and earnings from airport products, partially offset by strong performances from Frigoscandia and Food Processing Systems.

FMC FoodTech's 1999 sales and earnings improved slightly from the third quarter of 1998. Sales benefited from the timing of a large citrus equipment order as well as the acquisition of a small distributor. Cost reductions and increased margins associated with higher sales of citrus equipment and of freezing systems in Europe more than offset continued softness in most major markets for material handling equipment.

Third quarter 1999 sales and earnings for airport products and systems were significantly lower than record 1998 levels, reflecting lower sales of airline cargo loaders in Asia and North America and lower sales volumes of passenger boarding bridges due to delays in airport projects, partly offset by stronger

European sales of transporters and other systems. The company's management continues to address the decline in airport expenditures from the record levels of the previous year.

Agricultural Products
---------------------

Agricultural Products sales for the 1999 third quarter of $177 million were down slightly when compared with $178 million in the prior year quarter. However, earnings of $10 million for the 1999 third quarter reflected a $19 million decrease from the 1998 quarter. Significantly lower pest pressure in North America resulted in reduced sales of pyrethroids to higher-margin rescue markets, including corn in Texas and cotton in the southern and western United States. Also, sales of other products such as clomazone were lower as a result of smaller sugar cane plantings and competitive factors. Higher sulfentrazone and carbamate sales partly offset these negative margin impacts. In addition, expenses related to economic impacts in Brazil, marketing programs and inventory valuations, some of which were timing issues, added to the decline.

Specialty Chemicals
-------------------

Specialty Chemicals sales were $139 million in the third quarter of 1999, down $8 million from the 1998 period, while earnings (excluding gains on sales of businesses) of $17 million in 1999 reflected a $2 million increase when compared with the prior year period. Increased sales for both FMC BioPolymer (the combined food ingredients and pharmaceutical business) and lithium were more than offset by a $33 million reduction in sales arising from the July 1999 divestitures of the process additives and bioproducts operations. Higher earnings in 1999 reflect increased sales volumes as well as the acquisition of Pronova during the quarter. Norway-based Pronova is a major producer of alginates, which are made from cold-water seaweeds. Alginates are used in both food ingredient and pharmaceutical applications.

Industrial Chemicals
--------------------

Industrial Chemicals third quarter 1999 sales of $252 million were up 5 percent from last year's quarter, primarily as a result of increased soda ash sales volume, including incremental sales of Tg Soda Ash, Inc. ("TgSA"), partially offset by a reduction in the average price for soda ash. Earnings (net of minority interest) of $30 million were up from $24 million in the prior year period on higher soda ash volumes, higher hydrogen peroxide earnings and continued cost reductions.

As more fully discussed in Note 9 to the September 30, 1999 consolidated financial statements, on June 30, 1999, FMC acquired TgSA from Elf Atochem North America, Inc. for $50 million in cash and a contingent payment due at year-end 2003. The contingent payment amount, which is based on the financial performance of the combined soda ash operations between 2001 and 2003, cannot currently be determined but could be as much as $100 million. In conjunction with the transaction, the interest of the minority shareholders in FMC's existing soda ash business was diluted effective July 1, 1999 to 12.5 percent from 20 percent as a result of FMC's disproportionate investment in TgSA's mineral ore reserves and certain future capital projects. Management believes the TgSA acquisition will continue to favorably affect 1999 sales and earnings. Additionally, during the third quarter of 1999, FMC announced a $4-per-ton price increase in soda ash. Domestic pricing for the year 2000 will not be finalized until contract negotiations are completed by the end of this year.

Phosphorus sales were down slightly in the third quarter of 1999 compared with the 1998 quarter, despite increased sales of elemental phosphorus. Earnings were down primarily due to higher operating expenses. As more fully discussed in Note 9 to the September 30, 1999 consolidated financial statements, FMC and Solutia, Inc. have announced an agreement to form a joint venture during 1999 which will include the North American and Brazilian phosphorus chemical operations of both companies. Upon formation of the joint venture, FMC expects the companies to benefit from significant synergies through completion of plant rationalizations and other restructuring activities.

Hydrogen peroxide sales were up slightly compared to the prior year, and earnings were higher in the third quarter, reflecting increased prices and cost control efforts. Management is optimistic that modest market growth and price increases will continue into 2000.

Spain-based FMC Foret's sales decreased slightly from the third quarter of 1998, but 1999 earnings were up due primarily to continuing cost reductions.

Corporate
---------
Corporate expenses of $20 million in the third quarter of 1999 were up slightly from $19 million in the third quarter of 1998, reflecting timing of expenses.

Interest expense
----------------
Net interest expense of $27 million in the second quarter of 1999 was down from $29 million in the same quarter last year.

Effective tax rates
-------------------
The effective tax rate applicable to income from continuing operations (excluding 1999 one-time gains and losses) was 26 percent for both the quarter ended September 30, 1999 and the quarter ended September 30, 1998. Including one-time items, the 1999 effective rate was 8 percent, reflecting lower foreign rates on portions of the gains on sale of two businesses and the non-taxable gain on goodwill from the sale of one of those businesses, and the benefit of higher U.S. rates associated with substantially all impairment and restructuring charges.

Order backlog
-------------
FMC's backlog of unfilled orders of $618 million for Energy Systems was down $260 million from the year-end backlog in 1998 and down $435 million from a backlog of $1,053 million at September 30, 1998. The September 30, 1998 amount included the subsea and floating production equipment order for the $230 million Terra Nova Project on the Grand Banks of Newfoundland, as well as large orders from Shell, Statoil and Elf Aquitaine. Food and Transportation Systems backlog of $250 million decreased $16 million from the end of 1998 and $34 million from backlog at September 30, 1998. Backlogs are not reported for Agricultural Products, Specialty Chemicals or Industrial Chemicals due to the nature of these businesses.

             Nine Months of 1999 Compared with Nine Months of 1998
             -----------------------------------------------------

Sales of $3.1 billion in the first three quarters of 1999 were down from $3.3 billion in the first nine months of 1998. Segment operating profits (net of minority interest) before one-time gains and losses decreased to $333 million in the 1999 nine-month period from $342 million in 1998 as lower sales in all segments and unfavorable agricultural product mix more than offset continued cost reductions across all businesses and recent industrial chemical price recoveries. One-time gains and losses are described in the third quarter comparison section.

Corporate expenses of $59 million decreased $3 million from the prior year reflecting ongoing cost control efforts. Net interest expense of $59 million was flat compared to 1998.

Income from continuing operations before the cumulative effect of a change in accounting principle increased to $163 million, or $4.99 per share on a diluted basis, in the nine months of 1999 from $150 million, or $4.24 per share 1998. Earnings from discontinued operations, net of income taxes, representing the gain on the sale for $33.5 million in cash of real estate parcels previously used by the company's discontinued defense systems operations, were $18 million, or $0.55 per share on a diluted basis, in 1999.

Through September 30, 1999, net income was $181 million, or $5.54 per share on a diluted basis, compared to $114 million or $3.22 per share on a diluted basis in the corresponding 1998 period. As discussed in Note 3 to the company's September 30, 1999 consolidated financial statements, the company adopted AICPA Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities", effective January 1, 1998. In conjunction with the adoption, the company charged $46 million ($36 million after tax) of previously capitalized start-up costs to expense. This change was recorded as the cumulative effect of a change in accounting principle.

Energy Systems sales of $835 million in the first nine months of 1999 decreased from $936 million in 1998, but earnings of $64 million in 1999 remained level with 1998, as continued cost cutting and strong subsea shipments offset reduced sales of land wellheads and fluid control equipment. Both land wellhead and fluid control equipment sales have continued to be affected by uncertainty surrounding oil prices.

Food and Transportation Systems sales decreased to $619 million in 1999 from $644 million in 1998, and earnings of $48 million in 1999 decreased $2 million from 1998 as higher earnings from Frigoscandia, Food Processing Systems and citrus equipment did not fully offset lower sales and earnings of airport products and systems.

Agricultural Products sales decreased by $33 million from 1998 to $499 million in 1999, and earnings in 1999 decreased to $61 million in 1999 from $79 million in 1998 as third-quarter losses from low pest infestation levels outpaced early-year gains and the continuing impact of 1998 and 1999 cost reductions.

Specialty Chemicals sales of $441 million in 1999 decreased from $458 million in 1998, earnings of $57 million in 1999 decreased $3 million from $60 million in 1998, as the acquisition of Pronova in June 1999 and a slight recovery in lithium only partially offset the impact of the sales of FMC's process additives and bioproducts operations.

Industrial Chemical sales decreased to $703 million in the first three quarters of 1999 from $717 million in 1998, but earnings (net of minority interest) increased to $102 million in 1999 from $88 million in 1998 as higher hydrogen peroxide earnings, the impact of the TgSA acquisition in 1999 and continued cost reductions more than offset lower soda ash prices.

The effective tax rate applicable to income from continuing operations (before 1999 one-time gains and losses) for both the nine months ended September 30, 1999 and the nine months ended September 30, 1998 was 26 percent. Including one-time items, the 1999 effective rate was 20 percent, reflecting lower foreign rates on portions of the gains on sale of two businesses and the non-taxable gain on goodwill from the sale of one of those businesses, and the benefit of higher U.S. rates associated with substantially all impairment and restructuring charges.

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

See Note 11 to the company's September 30, 1999 consolidated financial statements for a discussion of the lawsuits.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------   ---------------------------------------------------------

The information required by this item is provided in "Derivative Financial Instruments and Market Risks", under ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Continuing Operations.

                         INDEPENDENT ACCOUNTANTS' REPORT
                        --------------------------------

A report by KPMG LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended September 30, 1999 is included on page 28.

                        Independent Accountants' Report
                        -------------------------------

The Board of Directors
FMC Corporation:



We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of September 30, 1999, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These consolidated financial statements are the responsibility of the company's management.

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

Chicago, Illinois
October 13, 1999

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

   12           Statement re: computation of ratios of earnings to fixed charges

   15           Letter re: unaudited interim financial information

   27           Financial data schedule

    (b) Reports on Form 8-K
        -------------------

     Form 8-K dated September 7, 1999 announcing the Registrant's third quarter and full year 1999 earnings expectations, one-time gains and losses, and authorization by the Registrant's board of directors to repurchase additional common stock.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 FMC CORPORATION
                                 ---------------
                                 (Registrant)



Date: November 15, 1999          /s/ Ronald D. Mambu
      -----------------          -------------------------------
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