Form 10-K405
period 1999-12-31
FMC CORP
filed 2000-03-30
CIK 37785

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to __________
     Commission file number 1-2376

                                FMC CORPORATION
            (Exact name of registrant as specified in its charter)


               Delaware                              94-0479804
-------------------------------                    --------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

200 East Randolph Drive,
Chicago, Illinois                                       60601
------------------                                      -----
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

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 8, 2000, WAS $1,503,160,875, THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $0.10 PAR VALUE, OUTSTANDING AS OF THAT DATE WAS 31,194,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------


DOCUMENT                                 FORM 10-K REFERENCE
--------                                 -------------------

Portions of 1999 Annual Report           Part I, Item 1; Part
to Stockholders                          II; and Part IV, Items
                                         14(a)(1) and (2)

Portions of Proxy Statement for          Part III
2000 Annual Meeting of Stockholders

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

The company is one of the world's leading producers of machinery and chemicals for industry and agriculture. The company employs 15,609 people at 97 manufacturing facilities and mines in 26 countries.

The company operates in five principal industry segments: Energy Systems; Food and Transportation Systems; Agricultural Products; Specialty Chemicals; and Industrial Chemicals. The Energy Systems businesses supply drilling, engineering, metering and subsea products systems and related services to the oil and gas exploration industry. Food and Transportation Systems businesses provide automated processing and handling equipment to consumer-based industries. Agricultural Products produces crop protection and pest control chemicals for worldwide markets. The Specialty Chemicals businesses develop and manufacture highly specialized products used in food, pharmaceutical and personal care products. The Industrial Chemicals businesses provide commodity-based chemicals produced in large quantities to industrial consumers.

Business and geographic segment data for 1999, 1998 and 1997 are summarized on pages 16, 17 and 36 of the 1999 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 1.    BUSINESS

                                      Incorporated by Reference From:

(a)  General Development           -  1999 Annual Report to
     of Business                      Stockholders, pages 2-4 and
                                      56, Management's Discussion
                                      and Analysis on pages
                                      22-31, and Notes 2, 3 and 4
                                      to the consolidated
                                      financial statements on
                                      pages 40-43


(b)  Financial Information         -  1999 Annual Report to
     About Industry Segments          Stockholders, pages 16-17
                                      and page 36

(c)  Narrative Description         -  1999 Annual Report to
     of Business                      Stockholders, pages 18-21
                                      and 22-31


Source and Availability of Raw Materials
----------------------------------------

FMC's raw material requirements vary by business segment and include mineral-related natural resources, processed chemicals, seaweed, steel, aluminum, steel castings and forgings and energy sources, such as oil, gas, coal, coke, hydroelectric power and nuclear power.

Ores used in the Industrial Chemicals manufacturing process, such as trona and phosphate rock, are produced from mines in the United States on property held by FMC under long-term leases subject to periodic adjustment of royalty rates. Raw materials used by Specialty Chemicals include lithium carbonate, which is obtained from a South American manufacturer under a long-term sourcing agreement, and alginates and carrageenan, which are derived from various types of seaweed that are sourced by the company on a global basis. Raw materials used by Agricultural Products, primarily processed chemicals, are obtained from worldwide sources. The business segments that are involved in machinery production, Energy Systems and Food and Transportation Systems, purchase carbon steel, stainless steel, aluminum and steel castings and forgings both domestically and internationally.

The company does not use single source suppliers for the majority of its raw material purchases and believes the available supplies of raw materials are adequate.


Patents
-------

FMC owns a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to its business. FMC does not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on the overall business of FMC.


Seasonality
-----------

FMC's businesses are generally not subject to significant seasonal fluctations, except for the Agricultural Products segment, which tends toward lower profitability in the fourth quarter primarily due to seasonality in worldwide agricultural markets.

Competitive Conditions
----------------------

FMC encounters substantial competition in each of its five segments. This competition is expected to continue in both the United States and markets outside the United States. FMC markets its products through its own sales organization and through independent distributors and sales representatives. Competitive factors impacting sales of the company's products include: price, service (including the ability to deliver products on an "as needed, where needed" basis), product quality, warranty, technological innovation and technical proficiency. The number of the company's principal competitors varies from segment to segment.

See pages 18 through 21 of the 1999 Annual Report to Stockholders for information about each segment's principal products.


Research and Development Expense
--------------------------------

In Millions                                  Year Ended December 31
                                         1999        1998        1997
                                        ------      ------      ------

Energy Systems                          $ 25.7      $ 24.7      $ 20.0
Food and Transportation Systems           26.1        26.0        26.7
Agricultural Products                     60.9        60.2        73.9
Specialty Chemicals                       21.2        28.0        35.2
Industrial Chemicals                      18.5        18.6        18.2
Corporate                                    -         0.2           -
                                        ------      ------      ------
    Total                               $152.4      $157.7      $174.0
                                        ======      ======      ======

Research and development ("R&D") expense for Specialty Chemicals declined in 1999 and 1998. The 1999 decline was primarily due to the divestiture of businesses, while the decline in 1998 reflected the segment's reallocation of certain R&D resources toward customer-focused technical support (which is included in selling, general and administrative expenses) and R&D workforce reductions.

Agricultural Products R&D costs declined in 1998 when compared with 1997, reflecting the completion of product development cycles related to Authority and Aim herbicides.

Environmental
-------------

                                         Incorporated by Reference From:

Compliance with Environmental     -      1999 Annual Report to
 Laws and Regulations                    Stockholders, Note 14 to
                                         the consolidated financial
                                         statements on pages 50-51

Employees
---------

FMC employs 15,609 people in its domestic and foreign operations. Approximately 2,400 such employees are represented by collective bargaining agreements in the United States. In 2000, 5 of the company's 14 collective bargaining agreements will expire, covering approximately 1,500 employees. Certain of those contracts are under negotiation at the present time. FMC maintains good employee relations and has successfully concluded virtually all of its recent negotiations without a work stoppage. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. FMC, however, cannot predict the outcome of future contract negotiations.


                                         Incorporated by Reference From:

(d)  Financial Information        -      1999 Annual Report to
     About Foreign and Domestic          Stockholders, page 36
     Operations and
     Export Sales


Forward Looking Statements - Safe Harbor Provisions
---------------------------------------------------

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: The company and its representatives may from time to time make written or oral statements that are "forward-looking" and provide other than historical information, including statements contained in this Annual Report on Form 10-K, in the company's other filings with the Securities and Exchange Commission or in reports to its stockholders.

Whenever possible, FMC has identified these forward-looking statements by such words or phrases as "will likely result", "is confident that", "expected", "should", "could", "will continue to", "believes", "anticipates", "predicts", "forecasts", "estimates", "projects" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation

Reform Act of 1995. Such forward-looking statements are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. The company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, the company is hereby identifying important factors that could affect the company's financial performance and could cause the company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Among the factors that could have an impact on the company's ability to achieve its operating results and growth plan goals are:

     . Significant price competition, particularly among competitors in the company's chemical businesses;

     . The impact of unforeseen economic and political changes in the international markets where the company competes, including currency exchange rates, war, civil unrest, inflation rates, recessions, trade restrictions, foreign ownership restrictions and economic embargoes imposed by the United States or any of the foreign countries in which FMC does business, and other external factors over which the company has no control;

     .    The impact of significant changes in interest rates or taxation rates;

     . Increases in ingredient or raw material prices compared with historical levels, or shortages of ingredients or raw materials;

     . Inherent risks in the marketplace associated with new product introductions and technologies, particularly in agricultural and specialty chemicals;

     . Changes in capital spending by customers in the petroleum exploration and airline industries;

     . Risks associated with developing new manufacturing processes, particularly with respect to complex chemical products;

     . The ability of the company to integrate possible future acquisitions or joint ventures into its existing operations;

     . The impact of freight transportation delays beyond the control of the company;

     . The effect of previously undetected compliance issues related to the arrival of the year 2000;

     . Risks associated with joint venture, partnership or limited endeavors in which the company may be responsible at least in part for the acts or omissions of its partners;

     .    Conditions affecting domestic and international capital markets;

     . Risks derived from unforeseen developments in industries served by the company, such as extreme weather patterns or low insect infestations in the agricultural sector, political or economic changes in the energy industries, and other external factors over which the company has no control;

     . Risks associated with litigation, including the possibility that current reserves and estimated loss contingencies relating to the company's ongoing litigation may prove inadequate;

     . Environmental liabilities that may arise in the future that exceed current reserves and estimated loss contingencies; and

     .    Increased competition in the hiring and retention of employees.

The company cautions that the foregoing list of important factors may not be all-inclusive, and it specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

With respect to forward-looking statements set forth in the notes to consolidated financial statements, including those relating to environmental obligations, contingent liabilities and legal proceedings, as well as this 1999 Annual Report on Form 10-K, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities and the actions of plaintiffs, judges and juries.


ITEM 2.    PROPERTIES

FMC leases executive offices in Chicago and administrative offices in Philadelphia. The company operates 97 manufacturing facilities and mines in 26 countries. Its major research facility is in

Princeton, NJ. FMC holds mining leases on shale and ore deposits in Idaho to supply its phosphorus plant in Pocatello, and owns substantial phosphatic ore deposits in Rich County, Utah. Trona ore, used for soda ash production in Green River, WY, is mined primarily from property held under long-term leases. FMC owns the land and mineral rights to the Salar del Hombre Muerto lithium reserves in Argentina. Many of FMC's chemical plants require the basic raw materials, which are provided by these FMC-owned or leased mines, without which other sources would have to be obtained. With regard to FMC's mining properties operated under long-term leases, no single lease or related group of leases is material to the businesses or to the company as a whole.

Most of FMC's plant sites are owned, with an immaterial number of them being leased. FMC believes its properties and facilities meet present requirements and are in good operating condition and that each of its significant manufacturing facilities is operating at a level consistent with the industry in which it operates. The number and location of FMC's production properties for continuing operations are:


                                            Latin
                                            -----
                                           America
                                           -------
                                 United      and     Western
                                 ------      ---     -------
                                 States     Canada   Europe     Other    Total
                                --------   -------- ---------  -------  -------
Energy Systems                         8         5          5        5       23
Food and Transportation
 Systems                              10         2          7        1       20
Agricultural Products                  6         1          -        3       10
Specialty Chemicals                    4         2          7        1       14
Industrial Chemicals                  14         2         14        -       30
                                      --        --         --       --       --
    Total                             42        12         33       10       97
                                      ==        ==         ==       ==       ==

ITEM 3.    LEGAL PROCEEDINGS

Environmental Proceedings
-------------------------

In June 1999, the Federal District Court in Idaho approved a Consent Decree signed by the company, the United States Environmental Protection Agency ("EPA")(Region X) and the United States Department of Justice ("DOJ") settling outstanding alleged violations of the Resource Conservation and Recovery Act ("RCRA") at the company's Phosphorus Chemicals ("PCD") plant in Pocatello, Idaho. The RCRA Consent Decree provides for injunctive relief covering remediation expense for closure of existing ponds, estimated at $50 million, and in excess of $100 million of capital costs for waste treatment and other compliance projects, including supplemental environmental projects. These amounts will be expended over approximately four years. As described in Note 4 to the consolidated financial statements, included in the 1999 Annual Report to Stockholders, an expected increase in capital costs for environmental compliance contributed to an impairment in the value of PCD's assets during the fourth quarter of 1997. The company provided for the estimated expenses related to the Consent Decree in prior periods.

In addition, FMC signed a second Consent Decree with the EPA, which was lodged in court on July 21, 1999. The Consent Decree relates to a Record of Decision ("ROD") issued by the EPA in 1998 which addresses previously closed ponds on the FMC portion of the Eastern Michaud Flats Superfund site, including FMC's PCD Pocatello, Idaho, facility. The remedy the EPA selected in the ROD is a combination of capping, surface runoff controls and institutional controls for soils, with a contingency for extraction and recycling for hydraulic control of groundwater. FMC believes its reserves for environmental costs adequately provide for the estimated costs of the Superfund remediation plan for the site and the expenses previously described related to the RCRA Consent Decree.

On October 21, 1999 the Federal District Court for the Western District of Virginia approved a Consent Decree signed by the company, the EPA (Region III) and the DOJ regarding past response costs and future clean-up work at the discontinued fiber manufacturing site in Front Royal, Virginia. As part of a prior settlement, government agencies are expected to reimburse FMC for approximately one third of the clean up costs due to the government's role at the site. FMC's $70 million portion of the settlement was provided for in 1998 and prior years, and no additional charge to earnings was recorded in 1999.

See Note 14 to the consolidated financial statements (pages 50-51 of the 1999 Annual Report to Stockholders) for a discussion of legal proceedings against other Potentially Responsible Parties and insurers for contribution and/or coverage with respect to environmental remediation costs.


Other
-----

On April 14, 1998, a jury returned a verdict against the company in the amount of $125.0 million in conjunction with a federal False Claims Act action, in which Mr. Henry Boisvert filed and ultimately took to trial allegations that the company had filed false claims for payment in connection with its contract to provide Bradley Fighting Vehicles to the U.S. Army between 1981 and 1996. Under law, portions of the jury verdict were subject to doubling or trebling. On December 24, 1998, the U.S. District Court for the Northern District of California entered judgment for Mr. Boisvert in the amount of approximately $87 million. This was approximately $300 million less than the maximum judgment possible under the jury verdict. The reduction resulted from several rulings by the District Court in favor of the company in the post-trial motions. Briefing on cross-appeals by both parties to the U.S. Court of

Appeals for the Ninth Circuit has been completed, and it is probable that oral arguments will be heard during 2000. Both sides are asserting arguments on appeal, and a number of the company's arguments, if successful, would alter or eliminate the amount of the existing judgment. Any legal proceeding is subject to inherent uncertainty, and it is not possible to predict how the appellate court will rule. Therefore, the company's management believes based on a review, including a review by outside counsel, that it is not possible to estimate the amount of a probable loss, if any, to the company that might result from some adverse aspects of the judgment ultimately standing against the company. Accordingly, no provision for this matter has been made in the company's consolidated financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Executive Officers of the Registrant
------------------------------------

The executive officers of FMC Corporation, together with the offices in FMC Corporation currently held by them, their business experience since January 1, 1995, and their ages as of March 1, 2000, are as follows:

                                       Age       Office, year of election and other
Name                                   3/1/2000  information for past five years
--------------------------------------------------------------------------------------------------------------------------------
Robert N. Burt                            62     Chairman of the Board and
                                                 Chief Executive Officer
                                                 (91); President (90-93)

Joseph H. Netherland                      53     President (99); Executive Vice President
                                                 (98); Vice President (87) and General
                                                 Manager-Energy Systems Group (93)

William H. Schumann III                   49     Senior Vice President and Chief Financial
                                                 Officer (99); Vice President, Corporate
                                                 Development (98); Vice President and
                                                 General Manager-Agricultural
                                                 Products Group (95); Director, North
                                                 American Operations, Agricultural
                                                 Products Group (93-95); Executive
                                                 Director, Corporate Development (91-93)


William J. Kirby                          62     Senior Vice President (94); Vice
                                                 President-Administration (85)

Thomas P. Hester               62           Senior Vice President, General
                                            Counsel and Corporate Secretary
                                            (00); Partner, Mayer, Brown & Platt (97); Senior
                                            Vice President, General Counsel and Secretary,
                                            Sears, Roebuck and Co. (98-99); Executive
                                            Vice President and General Counsel, Ameritech
                                            Corp. (91-97)

Charles H. Cannon, Jr.         47           Vice President and General Manager-
                                            FMC FoodTech (94) and Transportation Systems Group
                                            (98); Manager, Food Processing Systems Division
                                            (92-94)

W. Kim Foster                  51           Vice President and General Manager-
                                            Agricultural Products Group (98);
                                            Director, International, Agricultural Products Group (97-98);
                                            Division Manager, Airport Products and Systems Division (91-97)

Robert I. Harries              56           Vice President (92) and General
                                            Manager-Chemical Products Group (94)

Peter D. Kinnear               52           Vice President (00); General Manager,
                                            Petroleum Equipment and Systems Division
                                            (94); Division Manager, Wellhead Equipment
                                            Division (92); Division Manager, Fluid Control Division (85)

Stephanie K. Kushner           44           Vice President and Treasurer (99);
                                            Director, Financial Planning (97);
                                            Controller, Process Additives Division
                                            (92)

Ronald D. Mambu                50           Vice President and Controller (95);
                                            Director, Financial Planning (94);
                                            Director, Strategic Planning (93);
                                            Director, Financial Control (87)

James A. McClung               62           Vice President-Worldwide Marketing
                                            (91)

William G. Walter              54           Vice President and General Manager-Specialty
                                            Chemicals Group (97); General Manager-Alkali Division (92);
                                            International Managing Director, APG (91); Division
                                            Manager, Defense Systems International (86); Director of
                                            Marketing/Sales-Construction Equipment Group (82)

Each of the company's executive officers has been employed by the company in a managerial capacity for the past five (5) years except for Mr. Hester. No family relationships exist among any of the above-listed officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. All officers are elected to hold office for one (1) year and until their successors are elected and qualified.

                                    PART II

                                             Incorporated by Reference From:

ITEM 5.   MARKET FOR                  -      1999 Annual Report to
          REGISTRANT'S COMMON                Stockholders, pages 30, 37
          EQUITY AND RELATED                 and 56, and Notes 11 and 12
          STOCKHOLDER MATTERS                to the consolidated
                                             financial statements on
                                             pages 47-48

ITEM 6.   SELECTED FINANCIAL          -      1999 Annual Report to
          DATA                               Stockholders, pages 54-55

ITEM 7.   MANAGEMENT'S                -      1999 Annual Report to
          DISCUSSION AND ANALYSIS            Stockholders, pages 22-31
          OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

ITEM 7A.  QUANTITATIVE AND            -      1999 Annual Report to
          QUALITATIVE DISCLOSURES            Stockholders, page 30
          ABOUT MARKET RISK

ITEM 8.   FINANCIAL                   -      1999 Annual Report to
          STATEMENTS AND                     Stockholders, pages 16-17
          SUPPLEMENTARY DATA                 and 32-52
          (INCLUDING ALL SCHEDULES
          REQUIRED UNDER ITEM 14 OF
          PART IV)

ITEM 9.   CHANGES IN AND              -      None
          DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL
          DISCLOSURE

                                    PART III

                                          Incorporated by Reference From:

ITEM 10.  DIRECTORS AND              -    Part I; Proxy Statement for
          EXECUTIVE OFFICERS              2000 Annual Meeting of
          OF THE REGISTRANT               Stockholders, pages 3-8

ITEM 11.  EXECUTIVE                  -    Proxy Statement for 2000
          COMPENSATION                    Annual Meeting of
                                          Stockholders, pages 14-20

ITEM 12.  SECURITY OWNERSHIP         -    Proxy Statement for 2000
          OF CERTAIN BENEFICIAL           Annual Meeting of
          OWNERS AND MANAGEMENT           Stockholders, pages 12-13

ITEM 13.  CERTAIN RELATION-          -    Proxy Statement for 2000
          SHIPS AND RELATED               Annual Meeting of
          TRANSACTIONS                    Stockholders, page 11

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

             All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the financial statements and notes thereto in the 1999 Annual Report to Stockholders.

          3. Exhibits:  See attached Index of Exhibits

     (b)  Reports on Form 8-K

          During the quarter ended December 31, 1999, the Registrant filed reports on Form 8-K as follows:

          Date                     Subject
          ----                     -------
          December 16, 1999        FMC's anticipated growth in fourth quarter
                                   and full year 1999 earnings from continuing operations.

     (c)  Exhibits

          See Index of Exhibits beginning on page 17 of this document.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FMC CORPORATION
                              (Registrant)

                              By:  /s/ William H. Schumann III
                                   ---------------------------
                                    William H. Schumann III
                                    Senior Vice President and
                                    Chief Financial Officer
Date:  March 29, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Signature                Title
---------                -----

William H. Schumann III  Senior Vice President and   /s/ William H. Schumann III
                          Chief Financial Officer    ---------------------------
                                                     William H. Schumann III
                                                     March 29, 2000


Ronald D. Mambu          Vice President, Controller  /s/ Ronald D. Mambu
                         and Principal Accounting    -------------------------
                         Officer                     Ronald D. Mambu
                                                     March 29, 2000

Robert N. Burt           Chairman of the Board and   /s/ Robert N. Burt
                         Chief Executive Officer     -------------------------
Joseph H. Netherland     President                   /s/ Joseph H. Netherland
                                                     -------------------------
B.A. Bridgewater, Jr.    Director                    /s/ B.A. Bridgewater, Jr.
                                                     -------------------------
Patricia A. Buffler      Director                    /s/ Patricia A. Buffler
                                                     -------------------------
Albert J. Costello       Director                    /s/ Albert J. Costello
                                                     -------------------------
Paul L. Davies, Jr.      Director                    /s/ Paul L. Davies, Jr.
                                                     -------------------------
Asbjorn Larsen           Director                    /s/ Asbjorn Larsen
                                                     -------------------------
Edward J. Mooney         Director                    /s/ Edward J. Mooney
                                                     -------------------------
William F. Reilly        Director                    /s/ William F. Reilly
                                                     -------------------------
Enrique J. Sosa          Director                    /s/ Enrique J. Sosa
                                                     -------------------------
James R. Thompson        Director                    /s/ James R. Thompson
                                                     -------------------------
Clayton Yeutter          Director                    /s/ Clayton Yeutter
                                                     -------------------------

                        INDEX OF EXHIBITS FILED WITH OR
                         INCORPORATED BY REFERENCE INTO
                          FORM 10-K OF FMC CORPORATION
                     FOR THE YEAR ENDED DECEMBER 31, 1999


Exhibit
-------
No.       Exhibit Description
--        -------------------

2.1 Purchase Agreement, dated as of August 25, 1997, by and among FMC Corporation, Harsco Corporation, Harsco UDLP Corporation and Iron Horse Acquisition Corp. (incorporated by reference from Exhibit 2.1 to the Form 8-K/A filed on October 16, 1997)

3.1 Restated Certificate of Incorporation, as filed on June 23, 1998 (incorporated by reference from Exhibit 4.1 to the Form S-3 filed on July 21, 1998)

3.2 Restated By-Laws of the company, amended as of February 20, 1998 (incorporated by reference from Exhibit 3.3 to the Annual Report on Form 10-K filed on March 17, 1998)

4.1 Amended and Restated Rights Agreement, dated as of February 19, 1988, between Registrant and Harris Trust and Savings Bank (incorporated by reference from Exhibit 4 to the Form SE (File No. 1-02376) filed on March 25, 1993)

4.2 Amendment to Amended and Restated Rights Agreement, dated February 9, 1996 (incorporated by reference from Exhibit 1 to the Form 8-K filed on February 9, 1996)

4.3 $450,000,000 Five-Year Credit Agreement, dated as of December 6, 1996, among FMC Corporation, the Lenders Party thereto and Morgan Guaranty Trust Company of New York as Agent, J.P. Morgan Securities Inc., Arranger (incorporated by reference from Exhibit 4.3 to 1998 Annual Report on Form 10-K filed on March 25, 1999)

4(iii)(A) Registrant undertakes to furnish to the Commission upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed

10.1* FMC 1997 Compensation Plan for Non-Employee Directors, as amended April 18, 1997 (incorporated by reference from Exhibit 10.1 to the Quarterly Report on Form 10-Q filed May 15, 1997)

10.1.a*  Amendment of FMC Corporation 1997 Plan for Non-Employee Directors

10.2* FMC 1981 Incentive Share Plan, as amended, effective May 28, 1986 (incorporated by reference from Exhibit 10.1 to the Form SE (File No. 1-02376) filed on March 25, 1993)

10.3*    FMC 1990 Incentive Share Plan (incorporated by reference from Exhibit
         10.1 to the Form SE (File No. 1-02376) filed on March 26, 1991)

10.3.a* Amendment dated April 18, 1997 to FMC 1990 Incentive Share Plan (incorporated by reference from Exhibit 10.3.a to the Quarterly Report on Form 10-Q filed on May 15, 1997)

10.3.b*  Amendment to the FMC 1990 Incentive Share Plan

10.4* FMC Corporation Employees' Retirement Program, as amended and restated effective January 1, 1999

10.4.a* First Amendment of FMC Corporation Employee's Retirement Program Part I Salaried and Non-Union Hourly Employees' Plan

10.4.b* First Amendment of FMC Corporation Employees' Retirement Program Part II Union Employees' Plan (dated September 16, 1999)

10.5* FMC Corporation Savings and Investment Plan, as amended and restated as of January 1, 1999

10.6* FMC Salaried Employees' Equivalent Retirement Plan (incorporated by reference from Exhibit 10.4 to the Form SE (File No. 1-02376) filed on March 27, 1992)

10.7* FMC Corporation Non-Qualified Retirement and Thrift Plan (incorporated by reference from Exhibit 10.8 to the Annual Report on Form 10-K filed on March 17, 1998)

10.8* FMC 1995 Management Incentive Plan, as amended as of October 17, 1997 (incorporated by reference from Exhibit 10.9 to the Annual Report on Form 10-K filed on March 17, 1998)

_______________________
*   Indicates a management contract or compensatory plan or arrangement.

10.9* FMC 1995 Stock Option Plan, as amended as of April 18, 1997 (incorporated by reference from Exhibit 10.10 to the Form 10-Q filed on May 15, 1997)

10.9.a* Amendment to the FMC 1995 Stock Option Plan (As Amended 4/18/97) (Dated September 16, 1999)

10.10* FMC Corporation Executive Severance Plan, as amended as of April 18, 1997 (incorporated by reference from Exhibit 10.11 to the Annual Report on Form 10-K filed on March 17, 1998)

10.11* Master Trust Agreement between FMC Corporation and Fidelity Management Trust Company, dated June 1, 1997 (incorporated by reference from
         Exhibit 10.12 to the Annual Report on Form 10-K filed on March 17,
         1998)

10.12* FMC Corporation Defined Benefit Retirement Trust, as amended and restated as of August 31, 1999

10.13 Fiscal Agency Agreement between FMC Corporation and Union Bank of Switzerland, Fiscal Agent, dated as of January 16, 1990 (incorporated by reference from Exhibit 10.4 to the Form SE (File No. 1-02376) filed on March 28, 1990)

10.15 Supplemental Agreement No. 1 to Purchase Agreement, dated as of August 25, 1997, by and among FMC Corporation, Harsco Corporation, Harsco UDLP Corporation and Iron Horse Acquisition Corp. (incorporated by reference from Exhibit 16.1 to the Form 8-K/A filed on December 23, 1997)

10.16 Allocation and Contribution Agreement, by and among FMC Corporation, Harsco Corporation and Harsco UDLP Corporation (incorporated by reference from Exhibit 10.1 to the Form 8-K/A filed on December 23,
         1997)

12       Statement re Computation of Ratios of Earnings to Fixed Charges

13 1999 Annual Report to Stockholders is included as an Exhibit to this report for the information of the Securities and Exchange Commission and, except for those portions thereof specifically incorporated by reference elsewhere herein, such Annual Report should not be deemed filed as a part of this report.

21       List of Significant Subsidiaries of Registrant

23       Consent of KPMG LLP

24       Powers of Attorney

27       Financial Data Schedule

__________________
* Indicates a management contract or compensatory plan or arrangement.