Form 10-Q
period 2000-03-31
FMC CORP
filed 2000-05-11
CIK 37785

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended March 31, 2000
                                      or
     ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                                  Yes  X   No
                                     -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                               Outstanding at March 31, 2000
---------------------------------------            -----------------------------

Common Stock, par value $0.10 per share                      30,355,642

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

                                                  Three Months
                                                 Ended March 31
                                                 --------------
                                                  2000     1999
                                                 ------   ------
Sales                                            $959.0   $974.7
Costs and expenses:
  Cost of sales                                   717.1    718.6
  Selling, general and
   administrative expenses                        138.1    149.7
  Research and development                         36.7     37.1
                                                 ------   ------
  Total costs and expenses                        891.9    905.4
                                                 ------   ------
Income before minority interests,
 interest expense, interest income and
 income taxes                                      67.1     69.3

Minority interests                                  0.7      0.6
Interest expense                                   24.8     30.2
Interest income                                    (1.8)    (2.3)
                                                 ------   ------
Income before income taxes                         43.4     40.8
Provision for income taxes                         10.6     10.5
                                                 ------   ------
Net income                                       $ 32.8   $ 30.3
                                                 ======   ======
Basic earnings per common share                  $ 1.08   $ 0.94
                                                 ======   ======
Average number of shares used in basic
 earnings per share computations                   30.4     32.3
                                                 ======   ======
Diluted earnings per common share                $ 1.05   $ 0.92
                                                 ======   ======
Average number of shares used in diluted
 earnings per share computations                   31.3     33.0
                                                 ======   ======

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share data)


                                                        March 31
                                                          2000       December 31
                                                      (Unaudited)       1999
                                                      -----------    -----------
Assets:
Current assets:
   Cash and cash equivalents                            $   52.3     $   64.0
   Trade receivables, net of allowances
    of $14.7 in 2000 and $14.9 in 1999                     621.1        635.4
   Inventories                                             447.4        457.7
   Other current assets                                    213.7        172.6
   Deferred income taxes                                    79.5         86.8
                                                        --------     --------
  Total current assets                                   1,414.0      1,416.5

Investments                                                201.3        206.8
Property, plant and equipment, net (Note 3)              1,690.8      1,691.9
Goodwill and intangible assets                             526.1        505.7
Other assets                                                87.1         88.8
Deferred income taxes                                       78.8         86.1
                                                        --------     --------
Total assets                                            $3,998.1     $3,995.8
                                                        ========     ========

Liabilities and Stockholders' Equity:
Current liabilities:
   Short-term debt (Note 5)                             $  484.7     $  347.5
   Accounts payable, trade and other                       603.4        665.5
   Accrued and other current liabilities                   440.4        478.5
   Current portion of long-term debt (Note 5)                0.9          0.8
   Current portion of accrued pensions
    and other postretirement benefits                       10.5         10.5
   Income taxes payable                                     65.0         73.2
                                                        --------     --------
  Total current liabilities                              1,604.9      1,576.0

Long-term debt, less current portion (Note 5)              928.0        945.1
Accrued pensions and other postretirement
  benefits, less current portion                           235.7        237.6
Reserve for discontinued operations and
 other liabilities (Note 6)                                305.6        319.2
Other liabilities                                          130.9        128.1
Minority interests in consolidated companies                45.3         46.2
Stockholders' equity:
   Preferred stock, no par value, authorized
     5,000,000 shares; no shares issued in
     2000 or 1999                                              -            -
   Common stock, $0.10 par value, authorized
     130,000,000 shares; issued 38,340,501
     shares in 2000 and 38,331,817 shares in 1999            3.8          3.8
   Capital in excess of par value of common
     stock                                                 166.3        165.8
   Retained earnings                                     1,321.1      1,288.3
   Accumulated other comprehensive loss                   (231.9)      (203.5)
   Treasury stock, common, at cost;
     7,984,859 shares in 2000 and 7,968,230
     shares in 1999                                       (511.6)      (510.8)
                                                        --------     --------
  Total stockholders' equity                               747.7        743.6
                                                        --------     --------
Total liabilities and stockholders' equity              $3,998.1     $3,995.8
                                                        ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

                                                               Three Months
                                                              Ended March 31
                                                           --------------------
                                                            2000          1999
                                                           -------       ------
Cash required by operating activities of
  continuing operations:

Net income                                                 $  32.8       $ 30.3

Adjustments to reconcile net income to cash
  provided (required) by operating activities
  of continuing operations:
    Restructuring and other charges                            2.7            -
    Depreciation and amortization                             45.7         43.5
    Deferred income taxes                                     14.5         13.4
    Minority interests                                         0.7          0.7
    Other                                                     (7.2)       (44.5)
  Changes in operating assets and liabilities:
    Accounts receivable sold                                  23.0            -
    Trade receivables, net                                     0.9        (29.6)
    Inventories                                               17.5        (16.4)
    Other current assets and other assets                    (24.8)       (19.7)
    Accounts payable, accrued and other
      current liabilities and other liabilities             (115.8)         1.4
    Income taxes payable                                      (8.2)        (2.3)
    Restructuring reserve                                     (3.9)       (13.1)
    Accrued pension and other
      postretirement benefits, net                            (2.6)        10.1
                                                           -------       ------

Cash required by operating activities of
  continuing operations                                    $ (24.7)      $(26.2)
                                                           =======       ======

FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In millions)

                                                 Three Months
                                                Ended March 31
                                               ----------------
                                                2000      1999
                                               ------    ------
Cash required by operating activities
 of continuing operations                      $(24.7)   $(26.2)
                                               ------    ------
Cash required by discontinued operations        (11.9)     (8.8)
                                               ------    ------
Cash provided (required) by investing
 activities:
  Acquisitions of businesses                    (45.4)    (16.6)
  Capital expenditures                          (53.3)    (43.6)
  Disposal of property, plant and
   equipment                                      7.3       8.7
  Decrease in investments                         5.0      10.4
                                               ------    ------
Cash required by investing activities           (86.4)    (41.1)
                                               ------    ------
Cash provided (required) by financing
 activities:
  Net proceeds from issuance of
   (net repayment of) commercial paper          164.3     (41.9)
  Net (decrease) increase in other
   short-term debt                              (23.1)    174.6
  Proceeds from issuance of long-term debt          -      24.9
  Repayment of long-term debt                   (17.2)    (15.2)
  Net (repayments) borrowings under
   credit facilities                             (8.9)     39.9
  Distributions to minority partner              (1.5)     (2.7)
  Repurchases of common stock                    (0.8)    (50.6)
  Issuances of common stock                       0.5       0.7
                                               ------    ------
Cash provided by financing activities           113.3     129.7
                                               ------    ------
Effect of exchange rate changes on cash
 and cash equivalents                            (2.0)     (0.1)
                                               ------    ------
Decrease in cash and cash equivalents           (11.7)     53.5
Cash and cash equivalents, beginning
 of year                                         64.0      61.7
                                               ------    ------
Cash and cash equivalents, end of period       $ 52.3    $115.2
                                               ======    ======

Supplemental disclosure of cash flow information:
Interest payments were $29.6 million and $28.2 million, and cash paid (received) for income taxes amounted to $1.9 million and $(0.3) million for the three-month periods ended March 31, 2000 and 1999, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1:  Financial Information and Accounting Policies
------------------------------------------------------
The consolidated balance sheet of FMC Corporation ("FMC" or "the company") as of March 31, 2000, and the related consolidated statements of income and cash flows for the interim periods ended March 31, 2000 and 1999 have been reviewed by FMC's independent accountants. The review is described more fully in their report included herein. In the opinion of management, these financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the company's results of operations and cash flows for the interim periods ended March 31, 2000 and 1999 and of its financial position as of March 31, 2000. All such adjustments are of a normal recurring nature. The results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results of operations for the full year.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

The company's accounting policies are set forth in Note 1 to the company's consolidated 1999 financial statements, which are incorporated by reference in the company's 1999 Annual Report on Form 10-K.

Note 2:  Recent Accounting Pronouncements
-----------------------------------------
Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective (as amended) for financial statements for fiscal years beginning after June 15, 2000, but may be adopted in earlier periods. The company is evaluating the new standard's provisions and has not yet determined what the effect of SFAS No. 133 will be on the earnings and the financial position of the company. The company intends to adopt the standard on January 1, 2001.

Note 3:  Property, Plant and Equipment
--------------------------------------
Property, plant and equipment comprised the following:

                                           March 31
                                             2000        December 31
                                          (Unaudited)       1999
                                          -----------    -----------
Property, plant and equipment, at cost     $3,733.5       $3,724.0
Accumulated depreciation                    2,042.7        2,032.1
                                           --------       --------
Net property, plant and equipment          $1,690.8       $1,691.9
                                           ========       ========

Note 4:  Reserves for Restructuring, Impairment and Other Costs
---------------------------------------------------------------
Reserves for restructuring programs announced in 1999 were $7.7 million and $10.0 million at March 31, 2000 and December 31, 1999, respectively. Spending during the three months ended March 31, 2000 related primarily to workforce reductions completed in the Agricultural Products segment and in certain corporate and chemical shared service support departments. Reserves related to programs announced prior to 1999 were not significant at March 31, 2000.

During the three months ended March 31, 2000, the company established new reserves of $5.0 million related to the consolidation of its combined workforce at its alkali chemical facilities in Wyoming, including the cost of separation programs for approximately 80 people. Of the amounts reserved, $2.7 million was charged to expense and $2.3 million was recorded as a liability in the acquisition accounting for Tg Soda Ash, Inc. ("TgSA") and did not impact earnings in the three months ended March 31, 2000. During the three months ended March 31, 2000, the company spent $0.5 million related to this program, and the remainder is expected to be expended during 2000.

Note 5:  Debt
-------------
In December 1996, the company entered into a $450.0 million, five-year non-amortizing revolving credit agreement due December 2001. In July 1999, the company renewed a $350.0 million, 364-day non-amortizing revolving credit agreement due July 2000. These agreements provide the company with $800.0 million in committed credit facilities. No amounts were outstanding under these credit facilities as of March 31, 2000 or December 31, 1999. Among other restrictions, the credit agreements contain covenants relating to liens, consolidated net worth and cash flow coverage (as defined in the agreements). The company is in compliance with all debt covenants.

On August 3, 1998, a universal shelf registration statement became effective, under which $500.0 million of debt and/or equity securities may be offered. Unused capacity of $345.0 million remains available under the 1998 shelf registration at March 31, 2000.

During the first quarter of 1999, the company issued $25.0 million of medium-term notes at 6.53 percent. The net proceeds of $24.9 million were used to retire other borrowings and repurchase FMC common stock.

Exchangeable senior subordinated debentures bearing interest at 6.75 percent and maturing in 2005 are exchangeable at any time into Meridian Gold Inc. common stock at an exchange price of $15.125 per share, subject to adjustment. The company may, at its option, pay an amount equal to the market price of Meridian Gold Inc. common stock in lieu of delivery of the shares. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the company. The debentures are redeemable at the option of FMC at prices decreasing from 103.375 percent of the face amount on January 16, 1995, to par on January 16, 2000. The company redeemed $15.7 million of these debentures in 1999.

In February 2000, the company retired $17.0 million in senior long-term bonds due in 2011, bearing interest at 7.75 percent.

Short-term debt consists of commercial paper, borrowings under uncommitted credit facilities and foreign borrowings at March 31, 2000 and December 31, 1999.

In November 1995, the company commenced a short-term commercial paper program, supported by committed credit facilities, providing for the issuance of up to $500.0 million in aggregate maturity value of commercial paper at any given time. Three-day commercial paper of $360.0 and $190.8 million was outstanding at March 31, 2000 and December 31, 1999, respectively.

Advances under uncommitted credit facilities were $80.9 and $89.8 million at March 31, 2000 and December 31, 1999, respectively.

Note 6:  Reserves for Discontinued Operations and Other Liabilities
-------------------------------------------------------------------
Reserves for discontinued operations and other liabilities at March 31, 2000 and December 31, 1999 were $305.6 million and $319.2 million, respectively. At March 31, 2000, substantially all reserves related to environmental, post-employment benefit, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 1997 and to environmental obligations related to the company's operating facilities. See Note 3 to the company's December 31, 1999 consolidated financial statements and Note 7 below.

Note 7:  Environmental Obligations
----------------------------------
The company has provided reserves for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $256.6 million and $266.8 million, excluding recoveries, have been provided at March 31, 2000 and December 31, 1999, respectively. The long-term portions of these reserves, totaling $233.3 million and $244.0 million, are included in the reserve for discontinued operations and other liabilities at March 31, 2000 and December 31, 1999, respectively, and the short-term portions are recorded as other current liabilities.

Recoveries of $60.0 million have been recorded as probable realization of claims against third parties at March 31, 2000. Total recoveries recorded at December 31, 1999 were $60.2 million. The assets, the majority of which relate to existing contractual arrangements with U.S. government agencies and insurance carriers, are recorded as an offset to the reserve for discontinued operations and other liabilities.

The company has estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $80 million at March 31, 2000. Obligations that have not been reserved for may be material to any one quarter's or year's results of operations in the future. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a materially adverse effect on the company's liquidity or financial condition and may be satisfied over the next twenty years or longer.

A more complete description of the company's environmental contingencies and the nature of its potential obligations is included in Notes 1 and 14 to FMC's December 31, 1999 consolidated financial statements.

Note 8:  Capital Stock
----------------------
On August 28, 1997, the Board of Directors authorized a $500 million open-market stock repurchase program for FMC common stock through the end of 1999. During this period, the company repurchased a total of 7.6 million of its common shares at a cost of $494.9 million. Also during this period, 128 thousand shares were purchased by the company for an employee benefit trust at a net cost of $7.2 million.

During the three months ended March 31, 2000, the company repurchased approximately 17 thousand of its common shares for an employee benefit trust at a cost of $0.8 million. During the three months ended March 31, 1999, the company repurchased approximately 1.0 million common shares under the stock repurchase program at a cost of $50.6 million.

On August 27, 1999, the Board of Directors authorized an additional $50 million of open market repurchases of FMC common stock, which the company has not commenced as of March 31, 2000. Depending on market conditions, the company may, from time to time, purchase additional shares of its common stock on the open market.

At March 31, 2000, the company had 30.3 million shares outstanding and 1.2 million additional shares assuming conversion of stock options and other dilutive potential common shares (calculated under the treasury stock method).

Note 9:  Comprehensive Earnings (Loss)
--------------------------------------

Comprehensive earnings or loss includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. The company's comprehensive earnings (loss) for the three-month periods ended March 31, 2000 and 1999 consisted of the following:

                                                     2000     1999
                                                    ------   ------

    Net income                                      $ 32.8   $ 30.3
    Other comprehensive loss:
      Foreign currency translation adjustment        (28.4)   (43.3)
                                                    ------   ------
    Comprehensive earnings (loss)                   $  4.4   $(13.0)
                                                    ======   ======

Note 10:  Divestitures
----------------------

On July 9, 1999, the company completed the sale of its bioproducts business to Cambrex Corporation. The bioproducts business was included in the Specialty Chemicals segment and had sales of approximately $6 million for the three months ended March 31, 1999.

On July 31, 1999, FMC completed the sale of its process additives business to Great Lakes Chemical Corporation. The process additives business was included in the Specialty Chemicals segment and had sales of approximately $42 million for the three months ended March 31, 1999.

Note 11:  Business Combinations
-------------------------------

Effective April 1, 2000, FMC and Solutia Inc. ("Solutia") formed a joint venture, which includes the North American and Brazilian phosphorus chemical operations of both companies. The joint venture, Astaris LLC ("Astaris"), is a limited liability company equally owned by FMC and Solutia.

Astaris is expected to have annual sales of approximately $600 million and will be headquartered in St. Louis, Missouri. The Federal Trade Commission's ("FTC"'s) approval of the transaction, which was received on April 10, 2000, is subject to final approval after the standard 30-day public comment period.

As a new company, Astaris will include the FMC manufacturing sites located in Carteret, NJ; Lawrence, KS (phosphoric acid and phosphates); Green River, WY (phosphate plant only); Kemmerer, WY; Pocatello and Dry Valley, ID. Astaris also will include the Solutia manufacturing sites in Carondelet

(St Louis), MO; Ontario, CA; Augusta, GA; and the units dedicated to phosphorus chemicals at Trenton, MI; Sauget, IL; and Sao Jose dos Campos, Brazil. Solutia's equity interest in the Fosbrasil joint venture producing purified phosphoric acid also will be transferred and become part of the joint venture. The phosphate operations of FMC Foret are not included in the joint venture.

Astaris will assume all FMC/NuWest agreements relating to a purified phosphoric acid ("PPA") facility being built near Soda Springs, ID and will purchase all the PPA output from that facility as part of those agreements.

Shortly following its formation and as part of the FTC approval process, Astaris expects to sell certain operations at Lawrence, KS, to Peak Investments (Kansas City, MO). In addition, effective on October 1, 2000, Astaris expects to sell its Augusta, GA plant assets to Societe Chimique Prayon-Rupel S.A. (Belgium).

FMC's share of Astaris' earnings will be included in the Industrial Chemicals segment. Sales of FMC's phosphorus chemical division were approximately $304 million and $73 million for the year ended December 31, 1999 and the three months ended March 31, 2000, respectively.

On February 16, 2000, FMC acquired York International's Northfield Freezing Systems Group ("Northfield") for $42.4 million in cash. Northfield, headquartered in Northfield, MN, is a manufacturer of freezing systems for industrial food processing. Northfield's key products include freezers, coolers, proofers and dehydrators for the food processing industry.

The Northfield acquisition will be accounted for under the purchase method of accounting and, accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed based on the estimated fair values of such assets and liabilities at the date of acquisition. Due to the timing of the transaction, however, FMC's consolidated balance sheet at March 31, 2000 includes the historical accounts of Northfield as of the acquisition date, adjusted only for post-acquisition activity and certain known elements of purchase accounting. The remaining excess purchase price at March 31, 2000 is classified in goodwill and intangible assets on the company's consolidated balance sheet and will be allocated to the assets acquired (which will include goodwill to be amortized over periods not exceeding 40 years) and liabilities assumed based on the results of appraisals and other analyses which are currently in process. Results of the acquired business are included in the Food and Transportation Systems segment from the date of acquisition.

On June 30, 1999, FMC acquired the assets of TgSA from Elf Atochem North America, Inc. for approximately $51 million in cash and a contingent payment due at year-end 2003. The contingent payment amount, which will be based on the financial performance of the combined soda ash operations between 2001 and 2003, cannot currently be determined but could be as much as $100 million. No goodwill was recorded as a result of this transaction. TgSA's operations are included in the Industrial Chemicals segment.

Also on June 30, 1999, the company completed the acquisition of the assets of Pronova Biopolymer AS from a wholly owned subsidiary of Norsk Hydro for approximately $184 million in cash. The company made an additional payment of $3.3 million in January 2000 as final settlement of the transaction.

The acquired entity, which was combined with certain FMC alginate-based businesses and renamed FMC BioPolymer AS ("BioPolymer"), is headquartered in Drammen, Norway and is a leading producer of alginates used in the pharmaceutical, food and industrial markets. The company has recorded goodwill (to be amortized over 30 years) and other intangible assets totaling approximately $135.0 million related to the acquisition. BioPolymer's operations are included in the Specialty Chemicals segment.

The company completed several smaller acquisitions and joint ventures during the three-month periods ended March 31, 2000 and 1999.

Note 12:  Legal Contingency
---------------------------

On April 14, 1998, a jury returned a verdict against the company in the amount of $125.0 million in conjunction with a federal False Claims Act action, in which Mr. Henry Boisvert filed and ultimately took to trial allegations that the company had filed false claims for payment in connection with its contract to provide Bradley Fighting Vehicles to the U.S. Army between 1981 and 1996. Under law, portions of the jury verdict were subject to doubling or trebling. On December 24, 1998, the U.S. District Court for the Northern District of California entered judgment for Mr. Boisvert in the amount of approximately $87 million. This was approximately $300 million less than the maximum judgment possible under the jury verdict. The reduction resulted from several rulings by the District Court in favor of the company in the post-trial motions. Briefing on cross-appeals by both parties to the U.S. Court of Appeals for the Ninth Circuit has been completed, and it is possible that oral arguments will be heard during 2000. Both sides are asserting arguments on appeal, and a number of the company's arguments, if successful, would alter or eliminate the amount of the existing judgment. Any legal proceeding is subject to inherent uncertainty, and it is not possible to predict how the appellate court will rule. Therefore, the company's management believes based on a review, including a review by outside counsel, that it is not possible to estimate the amount of a probable loss, if any, to the company that might result from some adverse aspects of the judgment ultimately standing against the company. Accordingly, no provision for this matter has been made in the company's consolidated financial statements.

Note 13:  Segment Information (Unaudited)
-----------------------------------------

                                                 Three Months Ended
                                                      March 31
                                                 ------------------
                                                   (In millions)
                                                 2000          1999
                                                 ----          ----
Sales
-----
   Energy Systems                               $256.4       $290.2
   Food and Transportation Systems               185.2        181.5
   Agricultural Products                         165.8        146.6
   Specialty Chemicals                           124.9        148.5
   Industrial Chemicals                          229.2        213.4
   Eliminations                                   (2.5)        (5.5)
                                                ------       ------
                                                $959.0       $974.7
                                                ======       ======

Income before income taxes
--------------------------
   Energy Systems                               $ 11.0       $ 16.8
   Food and Transportation Systems                12.0         10.5
   Agricultural Products                          13.9         14.7
   Specialty Chemicals                            19.5         18.8
   Industrial Chemicals                           34.5         34.5
                                                ------       ------

   Operating profit                               90.9         95.3

   Corporate                                     (17.4)       (20.1)
   Other income and (expense), net                (7.1)        (6.5)
   Net interest expense                          (23.0)       (27.9)
                                                ------       ------
                                                $ 43.4       $ 40.8
                                                ======       ======

A description of the company's segment determination, composition and presentation is included in Note 1 to the company's December 31, 1999 consolidated financial statements.

Business segment results are presented net of minority interests, reflecting only FMC's share of earnings. Minority interests for the periods ended March 31, 2000 and 1999 were not significant. The corporate line primarily includes staff expenses, and other income and expense consists of all other corporate items, including LIFO inventory adjustments and certain components of employee benefit plan (cost) benefit.

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

Whenever possible, the company has identified these forward-looking statements by such words or phrases as "will likely result", "is confident that", "expected", "should", "could", "will continue to", "believes", "anticipates", "predicts", "forecasts", "estimates", "projects" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section "Forward-Looking Statements - Safe Harbor Provisions" in Item 1 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

The company cautions that the referenced list of factors may not be all-inclusive, and the company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

Cash and cash equivalents at March 31, 2000 and December 31, 1999 were $52.3 million and $64.0 million, respectively. The company had total borrowings of $1.4 billion and $1.3 billion, as of March 31, 2000 and December 31, 1999, respectively.

Cash required by operating activities of $24.7 million for the quarter ended March 31, 2000 decreased slightly when compared with $26.2 million in first quarter 1999. Cash provided through sales of receivables, initiated in the fourth quarter of 1999, provided $23 million during the first quarter of 2000.

Cash required by investing activities of $86.4 million in the first quarter of 2000 increased from the 1999 requirement of $41.1 million, reflecting the higher costs of business acquisitions arising from the Northfield acquisition in the first quarter of 2000, and increased capital expenditures related to environmental compliance at current operating sites.

During April 2000, FMC and Solutia Inc received the approval of the Federal Trade Commission to form Astaris LLC, a joint venture. Following the formation of Astaris LLC in the second quarter of 2000, FMC expects to receive an initial dividend that could be in excess of $100 million.

In addition to the Northfield acquisition, the company had other less significant acquisition expenditures in the first quarter of 2000 and 1999 and continues to evaluate potential acquisitions, divestitures and joint ventures on an ongoing basis.

Cash provided by financing activities in 2000 of $113.3 million decreased when compared with cash provided of $129.7 million in the first quarter of 1999. For the three-month period ended March 31, 2000, the company increased its commercial paper borrowings by $164.3 million with the proceeds being used to fund operating capital requirements and business acquisitions. Partially offsetting this increase were reductions in other short-term debt and borrowings under uncommitted credit facilities of $23.1 million and $8.9 million, respectively. In February 2000, FMC retired $17.0 million in senior long-term bonds due in 2011, bearing interest at 7.75 percent.

The company has $800.0 million in committed credit facilities, consisting of a $350.0 million, 364-day non-amortizing revolving credit agreement due in July 2000 and a $450.0 million, five-year non-amortizing revolving credit agreement due in December 2001. As of March 31, 2000, the company had no borrowings under the revolving credit agreements and had commercial paper borrowings (supported by committed credit facilities) of $360.0 million and borrowings under uncommitted U.S. credit facilities of $80.8 million.

On August 3, 1998, a universal shelf registration statement became effective, under which $500.0 million of debt and/or equity securities may be offered. Unused capacity of $345.0 million remains available under the 1998 shelf registration at March 31, 2000.

During the first quarter of 1999, the company issued $25.0 million of medium-term notes at 6.53 percent. The net proceeds of $24.9 million were used to retire other borrowings and repurchase FMC common stock.

During 1999, the company completed the common stock open-market repurchase program originally authorized by the Board of Directors on August 28, 1997. Purchases for 1999 totaled 2.5 million shares at a cost of $137.5 million. A total of 7.7 million shares were repurchased during fiscal years 1997 through 1999. The net cost of approximately $502 million represents purchases related to the repurchase program and purchases made for an employee benefit trust of approximately $495 million and $7 million, respectively.

During the three months ended March 31, 2000, the company repurchased approximately 17 thousand of its common shares for an employee benefit trust at a cost of $0.8 million. During the three months ended March 31, 1999, the company repurchased approximately 1.0 million common shares under the stock repurchase program at a cost of $50.6 million.

On August 27, 1999, the Board of Directors authorized an additional $50 million of open market repurchases of FMC common stock, which the company has not commenced as of March 31, 2000. Depending on market conditions, the company may, from time to time, purchase additional shares of its common stock on the open market.

The company expects to meet operating needs, fund capital expenditures and potential acquisitions, and meet debt service requirements for the remainder of 2000 through cash generated from operations and available credit facilities. FMC expects its remaining cash requirements for 2000 to include approximately $195 million for planned capital expenditures, excluding potential acquisitions, and including approximately $84 million for capital projects related to environmental control facilities. Projected remaining 2000 spending also includes approximately $45 million for environmental compliance at current operating sites, which is an operating expense of the company, plus approximately $54 million of remediation spending and $4 million for environmental study costs at current operating, previously operated and other sites, which has been accrued in prior periods.

The company's accumulated other comprehensive loss increased from $203.5 million at December 31, 1999 to $231.9 million at March 31, 2000, as a result of foreign currency translation adjustments primarily reflecting the negative translation impact of the Spanish peseta against the U.S. dollar.

The company's ratios of earnings to fixed charges were 2.4x and 2.2x for the three-month periods ended March 31, 2000 and 1999, respectively. The increase in the ratio when compared with March 31, 1999 is primarily the result of lower interest expense and higher income before income taxes in 2000.

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

When FMC sells or purchases products or services outside the United States, transactions are frequently denominated in currencies other than U.S. dollars. Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. Additionally, FMC initiates hedging activities by entering into foreign exchange forward contracts with third parties when natural hedges do not exist. The maturity dates of the currency exchange agreements that provide hedge coverage are consistent with those of the underlying purchase or sales commitments.

To monitor its currency exchange rate risks, the company uses a sensitivity analysis, which measures the impact on earnings of a 10 percent devaluation of the foreign currencies to which it has exposure. Based on a sensitivity analysis at March 31, 2000, fluctuations in currency exchange rates in the near term would not materially affect FMC's consolidated operating results, financial position or cash flows. FMC's management believes that its hedging activities have been effective in reducing its risks related to currency exchange rate fluctuations.

During September 1998, the company entered into $65.0 million of forward contracts to offset risks associated with the real-denominated portions of FMC's Brazilian investments. During the first quarter of 1999, the Brazilian real devalued. Losses from the decline in value of the company's real-denominated investments during the 1999 devaluation, as well as 1999 economic losses related to the Brazilian economic crisis, were offset by the forward contracts.

                        RECENT ACCOUNTING PRONOUNCEMENTS
                        --------------------------------

Recent accounting pronouncements that have affected or will affect the company are discussed in Note 2 to the March 31, 2000 consolidated financial statements.

                                   YEAR 2000
                                   ---------

As described in the company's 1999 Annual Report on Form 10-K, the company had instituted a corporate-wide year 2000 ("Y2K") readiness project to identify all systems which would require modification or replacement, and to establish appropriate remediation and contingency plans to avoid an impact on the company's ability to continue to provide its products and services and to ensure the continued safety of its employees, facilities and the environment. Through the date of this report, the company has not experienced any significant Y2K problems but will continue to monitor its critical systems over the next several months. The company has not incurred any significant Y2K-related costs subsequent to December 31, 1999.

                             RESULTS OF OPERATIONS
                             ---------------------

Industry segment financial data is included in Note 13 to the company's March 31, 2000 consolidated financial statements.

General
-------
First quarter 2000 sales of $959 million decreased slightly from $975 million in last year's first quarter. Increased sales in 2000 for Agricultural Products arising primarily from stronger herbicide sales were more than offset by reductions in Energy Systems revenues due to lower sales of offshore oil exploration and production equipment. In addition, lower sales for the Specialty Chemicals segment reflect the mid-1999 divestiture of two businesses, partly offset by a 1999 acquisition. Operating profit (net of minority interests) decreased in 2000 to $91 million from $95 million in the year-ago quarter, primarily the result of the decrease in sales volume for Energy Systems.

Net income increased to $32.8 million, or $1.05 per share on a diluted basis, in the first quarter of 2000 from $30.3 million, or $0.92 per share, in the first quarter of 1999. Increased net income in the first quarter of 2000 when compared with the same period in 1999 reflects reductions in interest expense and corporate costs, which more than offset reduced operating profit.

Average shares outstanding used in the quarters' diluted earnings per share calculations decreased to 31.3 million in 2000 from 33.0 million in the prior year's quarter due to the company's share repurchase program in 1999.

Energy Systems
--------------

Energy Systems sales of $256 million in the first quarter of 2000 declined 12 percent from $290 million in the 1999 first quarter, while first quarter 2000 earnings of $11 million were down 35 percent from $17 million in first quarter 1999. The decline in sales and earnings is primarily driven by reduced sales of oil exploration and production systems, partially offset by a slight increase in sales of certain fluid control products. While revenues have been negatively affected by delays in new orders for large projects, management expects these delays to be temporary based on industry surveys indicating that oil companies have increased exploration and production budgets for 2000. In addition, FMC regards the increase in orders for fluid control equipment during the first quarter of 2000, particularly flowline products, to be a leading indicator of an increase in industry activity.

Petroleum equipment and systems division sales and earnings decreased in the first quarter of 2000 due primarily to lower sales of subsea equipment, particularly in North America. With oil prices stabilizing at favorable levels, FMC expects oil companies to move forward with increased exploration and production spending, and management anticipates seeing increased orders by the third quarter of 2000.

Sales for the energy transportation and measurement division were up slightly in the first quarter of 2000 when compared with the prior year's first quarter, while profits were down slightly. There was an increase in sales of fluid control products in the first quarter of 2000 when compared with the first quarter of 1999. Those sales were partially offset by reduced sales of metering products, which had a negative impact on margins and operating profitability.

Food and Transportation Systems
-------------------------------
Food and Transportation Systems sales of $185 million for the first quarter of 2000 were up slightly from $182 million in last year's quarter. Earnings of $12 million were slightly improved from $11 million in 1999. Higher sales and earnings of food processing and citrus systems were partially offset by lower airport products sales and earnings.

FMC FoodTech's first quarter 2000 sales and profits increased from last year's quarter, reflecting strong sales of sterilization and tomato processing equipment and improved customer collections. An increase in citrus processing activity in Florida and Brazil positively impacted citrus systems division sales when compared with 1999. Management predicts a strong year for food processing equipment based on the volume of orders received, particularly from customers in China. In addition, sales of industrial food freezing equipment will be enhanced by the February 2000 acquisition of York International's Northfield Freezing Systems Group.

Sales and earnings for airport products and systems were slightly lower in the first quarter of 2000 from reduced sales of aircraft cargo loading equipment as customers have completed replacement programs. The decrease in revenues from cargo loaders was partially offset by increased sales of passenger boarding bridges. Reduced profitability in the first quarter of 2000 was the result of decreased demand for higher margin equipment, partially offset by lower costs achieved through manufacturing efficiencies. Management expects that the current high level of backlog for passenger boarding bridges will translate into strong sales through 2000.

Agricultural Products
---------------------
Agricultural Products sales for the 2000 quarter were $166 million, up from $147 million in last year's quarter due to higher sales of sulfentrazone to DuPont as well as higher sales of carfentrazone.

Earnings were $14 million, down $1 million from last year. Higher earnings from improved sales were offset by higher expenses, including increased research and development costs for early-stage development of a new potential herbicide, as well as to fund ongoing projects to discover new insecticides with Devgen, a Belgium-based biotechnology company. The company expects a return in 2000 to more normal pest levels, which were extremely low during the 1999 North American growing season and adversely affected 1999 sales.

Specialty Chemicals
-------------------
Specialty Chemicals sales were $125 million in the first quarter of 2000, down from $148 million in the prior-year period. Earnings of $19 million were up slightly over the prior year.

Lower sales reflected the divestiture of the process additives and bioproducts operations in July 1999. (See Note 10 to the company's March 31, 2000 consolidated financial statements.) These lower sales from divestitures were partially offset by higher sales from pharmaceutical and food ingredients, as well as the Pronova alginate business, which was acquired in mid-1999. Earnings were up slightly, reflecting these generally higher-margin sales.

Improved sales and earnings in the lithium division reflected higher butyllithium sales in Europe and Asia. FMC currently sources a majority of its lithium carbonate from a South American manufacturer under a three-year agreement. In addition, FMC periodically evaluates various sourcing, production and restructuring alternatives to continue to improve its results of operations, some of which could reduce the company's reliance on certain components of its existing asset base.

Industrial Chemicals
--------------------
Industrial Chemicals first quarter sales of $229 million in 2000 improved seven percent from first quarter 1999 sales of $213 million, while earnings (net of minority interest) were $35 million in both periods.

Sales of alkali products increased compared to the first quarter of 1999, reflecting higher volumes gained primarily from the TgSA acquisition completed in mid-1999. Earnings were flat due to lower pricing in Asia in order to maintain market share in the face of Chinese competition. Higher energy and other operating costs were offset by reductions in transportation costs. Following a workforce reduction in the first quarter of 2000, the company expects to realize savings in manufacturing costs beginning in the second quarter of 2000.

Phosphorus revenues and earnings increased in the first quarter of 2000 compared with the 1999 quarter, primarily reflecting higher sales of elemental phosphorus and a gain realized in connection with revisions to a contractual agreement.

As more fully discussed in Note 11 to the March 31, 2000 consolidated financial statements, the company and Solutia Inc have announced the formation of a joint venture, Astaris LLC, which will merge the companies' North American and Brazilian phosphorus operations. FMC expects to benefit from significant efficiencies and cost savings upon formation of the joint venture and completion of phosphorus plant rationalizations and certain restructuring activities.

FMC expects its second quarter 2000 results to reflect a charge associated with the formation of Astaris LLC and the related restructuring of FMC's chemical businesses and support services. In addition, following formation of the joint venture, FMC expects to receive an initial dividend that could be in excess of $100 million.

Peroxygen sales and earnings were up on higher volumes and average prices, as demand from the pulp and paper industry improved. In addition, the division benefited from cost reductions in 2000. The company anticipates continued revenue growth during the remainder of the year, as the hydrogen peroxide market continues to recover from a 1998 downturn and excess industry capacity is reduced.

Spain-based FMC Foret's sales and earnings decreased from the first quarter of 1999 due to the weakening of the euro and higher energy costs in 2000. The declines were partly offset by improved hydrogen peroxide market conditions.

Corporate
----------
During the first quarter of 2000, corporate expenses decreased to $17 million, compared with $20 million in the 1999 period, reflecting the results of corporate cost reductions as well as timing of expenses.

Net interest expense
--------------------
Net interest expense of $23 million in 2000 decreased from $28 million in the 1999 first quarter due to lower average debt levels, the retirement in 1999 of $250.0 million of higher-cost senior debt, an increase in capitalized interest in the first quarter of 2000 when compared with first quarter of 1999, and a gain in 2000 on a hedge of eurobond borrowing rates.

Effective tax rates
-------------------
The company's effective tax rates for the quarters ended March 31, 2000 and 1999 were 24.5 and 25.7 percent, respectively.

Order backlog
-------------
FMC's backlog of unfilled orders of $528 million for Energy Systems was down $65 million from the year-end backlog at December 31, 1999, and down $253 million from a backlog of $781 million at March 31, 1999. The reduction in backlog results from lower petroleum exploration and production spending. While backlog continued to decline in the first quarter of 2000, the rate of decline has slowed when compared with 1999. Projections of increased oil company spending later in the year and a higher demand for fluid control products in the first quarter of 2000 provide a basis for management's expectation that backlog will increase during 2000.

Food and Transportation Systems backlog of $295 million increased $48 million from the end of 1999 and $17 million from March 31, 1999. Increased backlog occurred in most FMC FoodTech product lines, especially in freezer systems, reflecting added backlog from the Northfield freezer business, which was acquired from York International during the first quarter of 2000.

Backlog is not reported for the Agricultural Products, Specialty Chemicals or Industrial Chemicals segments due to the nature of these businesses.

Legal contingencies
-------------------
On April 14, 1998, a jury returned a verdict against the company in conjunction with a False Claims Act action against the company. See Note 12 to the company's March 31, 2000 consolidated financial statements for a discussion of the lawsuit.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------   ---------------------------------------------------------

The information required by this item is provided in "Derivative Financial Instruments and Market Risks", under ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------

A report by KPMG LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended March 31, 2000 is included on page 22.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------



The Board of Directors
FMC Corporation:

We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of March 31, 2000, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of December 31, 1999 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 19, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



KPMG LLP

Chicago, Illinois
April 19, 2000

  PAGE 23
                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

There has been no material change in the company's significant legal proceedings from the information reported in Part I, Item 3 of the company's 1999 Annual Report on Form 10-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

(a)  Exhibits
     --------


  Number in
 Exhibit Table          Description
 -------------          -----------
       11       Statement re: computation of
                diluted earnings per share

       12       Statement re: computation of
                ratios of earnings to fixed
                charges

       15       Letter re: unaudited
                interim financial information

       27       Financial data schedule

(b)  Reports on Form 8-K
     -------------------
   None

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             FMC CORPORATION
                             (Registrant)




Date: May 10, 2000           /s/ Ronald D. Mambu
                             -------------------------------
                             Vice President, Controller, and
                             duly authorized officer

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