Form 10-Q
period 2000-06-30
FMC CORP
filed 2000-08-14
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-2376

FMC Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-0479804
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 East Randolph Drive, Chicago, Illinois	60601
(Address of principal executive offices)	(Zip code)

(312) 861-6000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2000
Common Stock, par value $0.10 per share	30,403,817

PART I — FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Income (Unaudited)

 (In millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
Sales	$967.5	$1,070.4	$1,926.5	$2,045.1
Costs and expenses:
Cost of sales	670.6	761.5	1,387.7	1,480.1
Selling, general and administrative expenses	134.8	149.4	272.9	299.1
Research and development	39.2	38.8	75.9	75.9
Asset impairments (Note 4)	11.6	—	11.6	—
Restructuring and other charges (Note 4)	45.0	—	45.0	—

Total costs and expenses	901.2	949.7	1,793.1	1,855.1

Income from continuing operations before minority interests, interest expense, interest income and income taxes	66.3	120.7	133.4	190.0

Minority interests	0.8	1.2	1.5	1.8
Interest expense	26.5	30.8	51.3	61.0
Interest income	(0.9)	(4.0)	(2.7)	(6.3)

Income from continuing operations before income taxes	39.9	92.7	83.3	133.5
Provision for income taxes	1.9	23.8	12.5	34.3

Income from continuing operations	38.0	68.9	70.8	99.2
Discontinued operations, net of income taxes (Note 6)	—	18.0	—	18.0

Net income	$ 38.0	$ 86.9	$ 70.8	$ 117.2

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
Basic earnings per common share:
Continuing operations	$1.25	$2.17	$2.33	$3.09
Discontinued operations	—	0.56	—	0.56

Net income per common share	$1.25	$2.73	$2.33	$3.65

Average number of shares used in basic earnings per share computations	30.4	31.8	30.4	32.1

Diluted earnings per common share:
Continuing operations	$1.20	$2.10	$2.25	$3.01
Discontinued operations	—	0.55	—	0.55

Net income per common share	$1.20	$2.65	$2.25	$3.56

Average number of shares used in diluted earnings per share computations	31.5	32.8	31.4	32.9

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Consolidated Balance Sheets

(In millions, except share and per share data)
	June 30 2000 (Unaudited)	December 31 1999

Assets:
Current assets:
Cash and cash equivalents	$ 56.2	$ 64.0
Trade receivables, net of allowance for doubtful accounts of $14.4 in 2000 and $14.9 in 1999	625.7	635.4
Inventories	409.3	457.7
Other current assets	219.1	172.6
Deferred income taxes	73.4	86.8

Total current assets	1,383.7	1,416.5

Investments (Note 10)	282.1	206.8
Property, plant and equipment, net (Note 3)	1,569.7	1,691.9
Goodwill and intangible assets	504.9	505.7
Other assets	117.2	88.8
Deferred income taxes	71.9	86.1

Total assets	$3,929.5	$3,995.8

Liabilities and Stockholders’ Equity:
Current liabilities:
Short-term debt (Note 5)	$ 450.8	$ 347.5
Accounts payable, trade and other	577.7	665.5
Accrued and other current liabilities	440.0	478.5
Current portion of long-term debt (Note 5)	2.7	0.8
Current portion of accrued pensions and other postretirement benefits	10.5	10.5
Income taxes payable	39.5	73.2

Total current liabilities	1,521.2	1,576.0

Long-term debt, less current portion (Note 5)	909.9	945.1
Accrued pension and other postretirement benefits, less current portion	232.6	237.6
Reserve for discontinued operations and other liabilities (Note 6)	303.8	319.2
Other liabilities	151.2	128.1
Minority interests in consolidated companies	45.6	46.2
Stockholders’ equity:
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2000 or 1999	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares; issued 38,384,226 shares in 2000 and 38,331,817 shares in 1999 (Note 8)	3.8	3.8
Capital in excess of par value of common stock	168.6	165.8
Retained earnings	1,359.1	1,288.3
Accumulated other comprehensive loss	(255.0)	(203.5)
Treasury stock, common, at cost; 7,980,409 shares in 2000 and 7,968,230 shares in 1999 (Note 8)	(511.3)	(510.8)

Total stockholders’ equity	765.2	743.6

Total liabilities and stockholders’ equity	$3,929.5	$3,995.8

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In millions)
	Six Months Ended June 30
	2000	1999

Cash required by operating activities of continuing operations:
Income from continuing operations	$ 70.8	$ 99.2
Adjustments to reconcile income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	95.7	97.7
Asset impairments (Note 4)	11.6	—
Restructuring and other charges (Note 4)	45.0	—
Deferred income taxes	27.6	26.8
Minority interests	1.5	1.4
Other	23.8	(8.1)
Changes in operating assets and liabilities excluding the effect of acquisitions and formation of joint venture:
Trade receivables	24.6	13.9
Repurchase of securitized receivables	(6.0)	—
Inventories	19.1	(28.3)
Other current assets and other assets	(49.5)	7.3
Accounts payable, accrued and other current liabilities and other liabilities	(149.8)	(94.3)
Income taxes payable	(33.7)	(3.0)
Restructuring reserve	(15.4)	(26.0)
Accrued pension and other postretirement benefits, net	(12.0)	20.1

Cash provided by operating activities of continuing operations	$ 53.3	$106.7

	Six Months Ended June 30
	2000	1999
Cash provided by operating activities of continuing operations	$ 53.3	$ 106.7

Cash required by discontinued operations	(17.4)	(2.8)

Cash provided (required) by investing activities:
Acquisitions of businesses	(45.4)	(277.5)
Capital expenditures	(101.7)	(102.0)
Disposal of property, plant and equipment	27.9	18.0
Increase in investments	10.8	15.5

Cash required by investing activities	(108.3)	(346.0)

Cash provided (required) by financing activities:
Net proceeds from issuance of (net repayment of) commercial paper	(26.0)	239.0
Net increase (decrease) in other short-term debt	(26.9)	312.9
Net borrowings under credit facilities	146.9	5.0
Proceeds from issuance of long-term debt	—	34.9
Repayment of long-term debt	(33.6)	(269.2)
Distributions to minority partner	(1.5)	(2.6)
Repurchases of common stock	(0.5)	(55.3)
Issuances of common stock	2.8	6.4

Cash provided by financing activities	61.2	271.1

Effect of exchange rate changes on cash and cash equivalents	3.4	(0.6)

Increase (decrease) in cash and cash equivalents	(7.8)	28.4
Cash and cash equivalents, beginning of period	64.0	61.7

Cash and cash equivalents, end of period	$ 56.2	$ 90.1

Supplemental disclosure of cash flow information:

Cash paid for interest for the six-month periods ended June 30, 2000 and 1999 was $58.4 million and $71.7 million, respectively. During the same six-month periods, cash paid for income taxes was $25.5 million and $14.9 million, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1:    Financial Information and Accounting Policies

The consolidated balance sheet of FMC Corporation (“FMC” or “the company”) as of June 30, 2000, and the related consolidated statements of income and cash flows for the interim periods ended June 30, 2000 and 1999 have been reviewed by FMC’s independent accountants. The review is described more fully in their report included herein. In the opinion of management, these financial statements have been prepared in conformity with generally accepted accounting principles and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended June 30, 2000 and 1999 and of its financial position as of June 30, 2000. All such adjustments are of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results of operations for the full year.

Certain prior period balances have been reclassified to conform to the current period’s presentation.

The company’s accounting policies are set forth in Note 1 to the company’s consolidated 1999 financial statements, which are incorporated by reference in the company’s 1999 Annual Report on Form 10-K.

Note 2:    Recent Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended), and SFAS No. 138, “ Accounting for Certain Derivative Instruments and Certain Hedging Activities”, are effective for financial statements for fiscal years beginning after June 15, 2000, but may be adopted in earlier periods. The company is evaluating the new standards’ provisions and has not yet determined what the effect of SFAS Nos. 133 and 138 will be on the earnings and the financial position of the company. The company intends to adopt the standards on January 1, 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101 regarding recognition, presentation and disclosure of revenue. Management believes that SAB No. 101 will not have a material impact on the company’s financial position, results of operations or cash flows.

Note 3:    Property, Plant and Equipment

Property, plant and equipment comprised the following:

	June 30 2000 (Unaudited)	December 31 1999
Property, plant and equipment, at cost	$3,331.3	$3,724.0
Accumulated depreciation	(1,761.6)	(2,032.1)

Net property, plant and equipment	$1,569.7	$1,691.9

Note 4:    Asset Impairment and Restructuring and Other Charges

During the second quarter of 2000, the company recorded asset impairments of $11.6 million ($7.1 million after tax) and restructuring and other charges of $45.0 million ($27.7 million after tax). Impairments of $9.0 million were recognized as a result of the formation of a joint venture, Astaris LLC (“Astaris”) (Note 10), including the writedown of certain phosphorus assets retained by FMC and the planned closure of two phosphorus facilities subsequent to the joint-venture formation. Other impairments included the reduction in value of certain petroleum business equipment in the Energy Systems segment and of certain assets in the Specialty Chemicals segment due to changes in the underlying businesses.

Restructuring charges of $20.6 million were attributable to Astaris formation charges and the concurrent reorganization of FMC’s Industrial Chemicals sales, marketing and support organizations; the anticipated reduction of office space requirements in FMC’s Philadelphia chemical headquarters; and pension expense related to the separation of phosphorus personnel from FMC. Other restructuring charges included $4.5 million for reductions in FMC’s agricultural machinery workforce, $2.0 million resulting from the integration of the Northfield Freezing Systems acquisition and $5.1 million for other smaller restructuring projects. In addition, the company recorded environmental accruals of $12.5 million as a result of increased cost estimates for ongoing remediation of several phosphorus properties.

At June 30, 2000, the company has remaining accruals of $13.4 million related to the restructuring actions described above (excluding environmental reserves). Substantially all of the restructuring actions will be completed by December 31, 2000. The company expects to sever approximately 350 employees through the completion of these programs.

Remaining accruals for restructuring actions initiated in 1999 and prior years were $3.7 million at June 30, 2000.

Note 5: Debt

At June 30, 2000 the company had $800.0 million in committed credit. The available credit was provided under two credit facilities, a $450.0 million, five-year non-amortizing revolving credit agreement due December 2001 and a 364-day committed credit facility for $350.0 million, the latter of which expired in July 2000. The company has elected to not renew the $350.0 million credit agreement.

No amounts were outstanding under these credit facilities as of June 30, 2000 or December 31, 1999. Among other restrictions, the credit agreements contain covenants relating to liens, consolidated net worth and cash flow coverage (as defined in the agreements). The company is in compliance with all debt covenants.

On August 3, 1998, a universal shelf registration statement became effective, under which $500.0 million of debt and/or equity securities may be offered. Unused capacity of $345.0 million remains available under the 1998 shelf registration at June 30, 2000.

During the first half of 1999, the company issued $35.0 million of medium-term notes, the proceeds of which were used to repurchase FMC common stock.

Exchangeable senior subordinated debentures bearing interest at 6.75 percent and maturing in 2005 are exchangeable at any time into Meridian Gold Inc. common stock at an exchange price of $15.125 per share, subject to adjustment. The company may, at its option, pay an amount equal to the market price of Meridian Gold Inc. common stock in lieu of delivery of the shares. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the company. Under the terms of the agreement, the debentures are currently redeemable at the option of FMC at par. The company redeemed $0.8 million and $15.7 million of these debentures during the six-month periods ended June 30, 2000 and June 30, 1999, respectively.

The company retired $15.0 million and $17.0 million in senior long-term bonds during the three-month periods ending June 30, 2000 and March 31, 2000, respectively. Bonds retired during the second quarter of 2000 were due in 2008, bearing interest at 7.0 percent, while those retired during the first quarter of 2000 were due in 2011, bearing interest at 7.75 percent.

Short-term debt consists of commercial paper, borrowings under uncommitted credit facilities and foreign borrowings at June 30, 2000 and December 31, 1999.

In November 1995, the company commenced a short-term commercial paper program, supported by committed credit facilities, providing for the issuance of up to $500.0 million in aggregate maturity value of commercial paper at any given time. Three-day commercial paper of $174.1 million and $190.8 million was outstanding at June 30, 2000 and December 31, 1999, respectively.

Advances under uncommitted credit facilities were $236.7 million and $89.8 million, and foreign borrowings were $42.3 million and $69.3 million, at June 30, 2000 and December 31, 1999, respectively.
Note 6:    Reserves for Discontinued Operations and Other Liabilities

Reserves for discontinued operations and other liabilities at June 30, 2000 and December 31, 1999 were $303.8 million and $319.2 million, respectively. At June 30, 2000, substantially all reserves related to environmental, post-employment benefit, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 1997 and to environmental obligations related to the company’s operating facilities. See Note 3 to the company’s December 31, 1999 consolidated financial statements and Note 7 below.

In the second quarter of 1999, the company’s earnings from discontinued operations, net of income taxes, of $18.0 million, or $0.55 per share on a diluted basis, represented the gain on the sale of real estate parcels previously used by the company’s discontinued defense systems operations. The parcels were sold for $33.5 million in cash.

Note 7:    Environmental Obligations

The company has provided reserves for potential environmental obligations that management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $265.5 million and $266.8 million, excluding recoveries, have been provided at June 30, 2000 and December 31, 1999, respectively. The long-term portions of these reserves, totaling $245.3 million and $244.0 million, are included in the reserve for discontinued operations and other liabilities at June 30, 2000 and December 31, 1999, respectively, and the short-term portions are recorded as other current liabilities.

Recoveries of $54.6 million have been recorded as probable realization of claims against third parties at June 30, 2000. Total recoveries recorded at December 31, 1999 were $60.2 million. The assets, the majority of which relate to existing contractual arrangements with U.S. government agencies and insurance carriers, are recorded as an offset to the reserve for discontinued operations and other liabilities.

The company has estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $80 million at June 30, 2000. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a materially adverse effect on the company’s liquidity or financial condition and may be satisfied over the next twenty years or longer.

A more complete description of the company’s environmental contingencies and the nature of its potential obligations is included in Notes 1 and 14 to FMC’s December 31, 1999 consolidated financial statements.

Note 8: Capital Stock

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

During the three months ended June 30, 2000, sales of FMC common stock in connection with the administration of an employee benefit trust amounted to approximately five thousand common shares (net of repurchases), for net proceeds of $0.3 million. During the three months ended June 30, 1999, the company repurchased approximately 76 thousand common shares under the stock repurchase program at a cost of $4.7 million. Year-to-date repurchases of common shares, net of sales, at June 30, 2000 and 1999, were approximately 12 thousand and one million common shares at a net cost of $0.5 million and $55.3 million, respectively.

On August 27, 1999, the Board of Directors authorized an additional $50 million of open market repurchases of FMC common stock, which the company has not commenced as of June 30, 2000. Depending on market conditions, the company may, from time to time, purchase additional shares of its common stock on the open market.

Note 9:    Comprehensive Earnings (Loss)

Comprehensive earnings includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners. The company’s comprehensive income for the three and six month periods ended June 30, 2000 and 1999 consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999

Net income	$38.0	$86.9	$70.8	$117.2
Other comprehensive loss:
Foreign currency translation adjustment	(23.1)	(0.3)	(51.5)	(43.6)

Comprehensive income	$14.9	$86.6	$19.3	$ 73.6

Note 10:    Astaris Joint Venture

Effective April 1, 2000, FMC and Solutia Inc. (“Solutia”) formed a joint venture that includes the North American and Brazilian phosphorus chemical operations of both companies. The joint venture, Astaris LLC, is a limited liability company equally owned by FMC and Solutia.

Astaris is headquartered in St. Louis, MO and operates manufacturing sites contributed to the joint venture by FMC and Solutia. Manufacturing sites located in Carteret, NJ; Lawrence, KS; Green River, WY; Kemmerer, WY; Pocatello and Dry Valley, ID, were formerly FMC operations, while the manufacturing sites contributed by Solutia are in Carondelet (St. Louis), MO; Ontario, CA; Augusta, GA; and units dedicated to phosphorus chemicals at Trenton, MI; Sauget, IL; and Sao Jose dos Campos, Brazil. Solutia’s equity interest in the Fosbrasil joint venture producing purified phosphoric acid was also transferred and became part of Astaris. The phosphate operations of FMC Foret were not included in the joint venture.

Astaris has assumed all FMC/NuWest agreements relating to a purified phosphoric acid (“PPA”) facility being built near Soda Springs, ID and will purchase all the PPA output from that facility as part of those agreements.

Shortly following its formation, Astaris sold certain operations at Lawrence, KS, to Peak Investments (Kansas City, MO). In addition, effective on October 1, 2000, Astaris expects to sell its Augusta, GA plant assets to Societe Chimique Prayon-Rupel S.A. (Belgium).

Effective April 1, 2000, FMC has accounted for its investment in Astaris under the equity method. FMC’s share of Astaris’ earnings are included in the Industrial Chemicals segment. Sales of FMC’s phosphorus chemical division were approximately $77 million, $145 million and $304 million for the three-month and six-month periods ended June 30, 1999 and the year ended December 31, 1999, respectively.

Assets and liabilities of the business now included in the joint venture (including inventory, property, and all other contributed accounts) have been deconsolidated from FMC’s balance sheet. FMC’s equity investment in Astaris totaled $82.2 million at June 30, 2000.

Note 11:    Business Combinations

On February 16, 2000, FMC acquired York International’s Northfield Freezing systems Group (“Northfield”) for $42.4 million in cash. Northfield, headquartered in Northfield, MN, is a manufacturer of freezing systems for industrial food processing. Northfield’s key products include freezers, coolers, proofers and dehydrators for the food processing industry.

The Northfield acquisition will be accounted for under the purchase method of accounting. Accordingly, the purchase price will be allocated to the assets acquired and liabilities at the date of acquisition. Due to the timing of the transaction, however, FMC’s consolidated balance sheet at June 30, 2000 includes the historical accounts of Northfield as of the acquisition date, adjusted only for post-acquisition activity and certain known elements of purchase accounting. The remaining excess purchase price at June 30, 2000 is classified as goodwill and intangible assets on the company’s consolidated balance sheet and will be allocated to the assets acquired (which will include goodwill to be amortized over periods not exceeding 40 years) and liabilities assumed based on the results of appraisals and other analyses which are currently in process. Results of the acquired business are included in the Food and Transportation Systems segment from the date of acquisition.

On June 30, 1999, FMC acquired the assets of Tg Soda Ash, Inc. (“TgSA”) from Elf Atochem North America, Inc. for approximately $51 million in cash and a contingent payment due at year-end 2003. The contingent payment amount, which will be based on the financial performance of the combined soda ash operations between 2001 and 2003, cannot currently be determined but could be as much as $100 million. No goodwill was recorded as a result of this transaction. TgSA’s operations are included in the Industrial Chemicals segment.

Also on June 30, 1999, the company completed the acquisition of the assets of Pronova Biopolymer AS (“Pronova”) from a wholly owned subsidiary of Norsk Hydro for approximately $184 million in cash. The company made an additional payment of $3.3 million in January 2000 as final settlement of the transaction.

The acquired entity, which was combined with certain FMC alginate-based businesses and renamed FMC BioPolymer AS (“BioPolymer”), is headquartered in Drammen, Norway and is a producer of alginates used in the pharmaceutical, food and industrial markets. The company has recorded goodwill (to be amortized over 30 years) and other intangible assets totaling approximately $135.0 million related to the acquisition. Results of BioPolymer’s operations are included in the Specialty Chemicals segment.

The company completed several smaller acquisitions and joint ventures during the six-month periods ended June 30, 2000 and 1999.

Note 12:    Divestitures

On July 9, 1999, the company completed the sale of its bioproducts business to Cambrex Corporation. The bioproducts business was included in the Specialty Chemicals segment and had sales of approximately $6 million and $12 million for the three-month and six-month periods ended June 30, 1999, respectively.

On July 31, 1999, FMC completed the sale of its process additives business to Great Lakes Chemical Corporation. The process additives business was included in the Specialty Chemicals segment and had sales of approximately $43 million and $85 million for the three-month and six-month periods ended June 30, 1999, respectively.

Note 13:    Legal Contingency

On April 14, 1998, a jury returned a verdict against the company in the amount of $125.0 million in conjunction with a federal False Claims Act action, in which Mr. Henry Boisvert filed and ultimately took to trial allegations that the company had filed false claims for payment in connection with its contract to provide Bradley Fighting Vehicles to the U.S. Army between 1981 and 1996. Under law, portions of the jury verdict were subject to doubling or trebling. On December 24, 1998, the U.S. District Court for the Northern District of California entered judgment for Mr. Boisvert in the amount of approximately $87 million. This was approximately $300 million less than the maximum judgment possible under the jury verdict. The reduction resulted from several rulings by the District Court in favor of the company in the post-trial motions. Briefing on cross-appeals by both parties to the U.S. Court of Appeals for the Ninth Circuit has been completed, and it is possible that oral arguments will be heard during 2000. Both sides are asserting arguments on appeal, and a number of the company’s arguments, if successful, would alter or eliminate the amount of the existing judgment. Any legal proceeding is subject to inherent uncertainty, and it is not possible to predict how the appellate court will rule. Therefore, the company’s management believes based on a review, including a review by outside counsel, that it is not possible to estimate the amount of a probable loss, if any, to the company that might result from some adverse aspects of the judgment ultimately standing against the company. Accordingly, no provision for this matter has been made in the company’s consolidated financial statements.
Note 14:    Segment Information (Unaudited)
 (In millions)
	Three Months Ended June 30		Six Months Ended June 30
	2000	1999	2000	1999
Sales
Energy Systems	$255.4	$ 294.1	$ 511.8	$ 584.3
Food and Transportation Systems	240.4	217.3	425.6	398.8
Agricultural Products	184.6	175.1	350.4	321.7
Specialty Chemicals	126.4	153.2	251.3	301.7
Industrial Chemicals	163.7	238.0	392.9	451.4
Eliminations	(3.0)	(7.3)	(5.5)	(12.8)

	$967.5	$1,070.4	$1,926.5	$2,045.1

Income from continuing operations before income taxes

Energy Systems	$ 20.4	$ 24.6	$ 31.4	$ 41.4
Food and Transportation Systems	22.9	19.0	35.0	29.5
Agricultural Products	36.9	36.9	50.8	51.6
Specialty Chemicals	25.6	21.5	45.1	40.3
Industrial Chemicals	28.5	36.8	63.0	71.3

Segment operating profit	134.3	138.8	225.5	234.1
Asset impairments (Note 4)	(11.6)	—	(11.6)	—
Restructuring and other charges (Note 4)	(45.0)	—	(45.0)	—
Corporate	(17.3)	(19.1)	(34.8)	(39.2)
Other income and (expense), net	5.2	(0.2)	(1.9)	(6.7)
Net interest expense	(25.7)	(26.8)	(48.7)	(54.7)

Income from continuing operations before income taxes	$ 39.9	$ 92.7	$ 83.3	$ 133.5

A description of the company’s segment determination, composition and presentation is included in Note 1 to the company’s December 31, 1999 consolidated financial statements.

Business segment results are presented net of minority interests, reflecting only FMC’s share of earnings. Minority interests for the periods ended June 30, 2000 and 1999 were not significant. The corporate line primarily includes staff expenses, and other income and expense consists of all other corporate items, including LIFO inventory adjustments and certain components of employee benefit plan (cost) or benefit.

Asset impairments in 2000 relate to Industrial Chemicals ($9.0 million), Energy Systems ($1.5 million) and Specialty Chemicals ($1.1 million).

Restructuring and other charges in 2000 relate to Industrial Chemicals ($33.0 million), Food and Transportation Systems ($8.0 million), Specialty Chemicals ($1.8 million), Energy Systems ($1.4 million) and Corporate ($0.8 million).

Net interest expense for the three-month and six-month periods ended June 30, 2000 includes interest expense from external financing of the Astaris joint venture (Note 10).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS

FORWARD LOOKING STATEMENTS — SAFE HARBOR PROVISIONS

Item 2 of this report contains certain forward looking statements that are based on management’s current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information.

Wherever possible, the company has identified these forward-looking statements by such words and phrases as “will likely result”, “is confident that”, “expected”, “should”, “could”, “will continue to”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section “Forward Looking Statements — Safe Harbor Provisions” in Item 1 of the company’s Annual Report on Form 10-K for the year ended December 31, 1999. The company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

The company cautions that the referenced list of factors may not be all-inclusive, and the company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2000 and December 31, 1999 were $56.2 million and $64.0 million, respectively. The company had total borrowings of $1.4 billion and $1.3 billion as of June 30, 2000 and December 31, 1999, respectively.

Cash provided by operating activities of $53.3 million for the six-month period ended June 30, 2000 decreased when compared with cash provided of $106.7 million in the first half of 1999. The reduction was primarily the result of fluctuations in trade accounts payable reflecting the timing of payments in 2000 to distributors under agriculture sales and marketing programs.

Cash required by investing activities of $108.3 million in the first half of 2000 decreased from the 1999 requirement of $346.0 million, reflecting less acquisition activity in 2000. In addition to the Northfield acquisition in 2000 and the acquisition of Tg Soda Ash, Inc. and Pronova Biopolymer AS in 1999, the company had other less significant acquisition expenditures in the first half of both 2000 and 1999. FMC continues to evaluate potential acquisitions, divestitures and joint ventures on an ongoing basis.

Effective April 1, 2000, FMC and Solutia Inc. (“Solutia”) contributed their respective phosphorus businesses to form Astaris LLC (“Astaris”), a joint venture, as described further in Note 10 to the company’s June 30, 2000 consolidated financial statements. For FMC, which accounts for its investment in Astaris under the equity method of accounting, the formation resulted in a significant decrease in the balances of its consolidated accounts receivable, inventories, and certain other accounts when compared with the balances at December 31, 1999. FMC expects to receive initial distributions during 2000 that could approach $90 million, including a dividend from Astaris. These distributions will be financed by Astaris’ bank borrowings, the terms of which are currently being negotiated.

During the second quarter of 2000, the company entered into an agreement for the sale and leaseback of $13.7 million of certain equipment. The net proceeds received in connection with this transaction were $22.5 million. A non-amortizing deferred credit of $8.8 million was recorded in conjunction with the transaction and is included in other long-term liabilities at June 30, 2000.

Cash provided by financing activities for the six months ended June 30, 2000 of $61.2 million decreased when compared with cash provided of $271.1 million during the same period of 1999. For the six-month period ended June 30, 2000, the company’s borrowings increased to a lesser extent when compared with the same period in 1999. Borrowings in 2000 and 1999 were used to fund business acquisitions and seasonal operating capital requirements.

The company retired $32.0 million in senior long-term bonds during the six-month period ended June 30, 2000, including $17.0 million due in 2008 bearing interest at 7.0 percent and $15.0 million due in 2011, bearing interest at 7.75 percent. In addition, the company redeemed $0.8 million and $15.7 million of senior subordinated debentures bearing interest at 6.75 percent and maturing in 2005 during the six-month periods ended June 30, 2000 and June 30, 1999, respectively. Lower long-term debt resulting from repayment activity was more than offset by an increase in borrowings under short-term uncommitted credit facilities, which increased by $146.9 million during the first half of 2000.

At June 30, 2000 the company had $800.0 million in committed credit. The available credit was provided under two credit facilities, a $450.0 million, five-year non-amortizing revolving credit agreement due December 2001 and a 364-day committed credit facility for $350.0 million, the latter of which expired July 2000. The company has elected to not renew the $350.0 million, previously unused credit facility in light of expected year 2000 cash inflows of up to $100 million from Astaris and the potential sale to Tyco International Ltd. (“Tyco”) of $127.5 million of Tyco’s preferred stock, which the company has held as an investment since the 1998 sale FMC’s Crosby Valve business.

As of June 30, 2000, the company had no borrowings under the revolving credit agreements and had commercial paper borrowings (supported by committed credit facilities) of $174.1 million and borrowings under uncommitted U.S. credit facilities of $236.7 million.

On August 3, 1998, a universal shelf registration statement became effective, under which $500.0 million of debt and/or equity securities may be offered. Unused capacity of $345.0 million remains available under the 1998 shelf registration at June 30, 2000.

During the first half of 1999, the company issued $35.0 million of medium-term notes, the proceeds of which were used to repurchase FMC common stock.

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

During the three months ended June 30, 2000, sales of FMC common stock in connection with the administration of an employee benefit trust amounted to approximately five thousand shares (net of repurchases), for net proceeds of $0.3 million. During the three months ended June 30, 1999, the company repurchased approximately 76 thousand common shares under the stock repurchase program at a cost of $4.7 million. Year to date repurchases of common shares, net of sales, at June 30, 2000 and 1999, were approximately 12 thousand and one million common shares at a net cost of $0.5 million and $55.3 million, respectively.

On August 27, 1999, the Board of Directors authorized an additional $50 million of open market repurchases of FMC common stock, which the company has not commenced as of June 30, 2000. Depending on market conditions, the company may, from time to time, purchase additional shares of its common stock on the open market.

The company expects to meet operating needs, fund capital expenditures and potential acquisitions, and meet debt service requirements for the remainder of 2000 through cash generated from operations, available credit facilities and distributions from Astaris. FMC expects its remaining cash requirements for 2000 to include approximately $148 million for planned capital expenditures (excluding potential acquisitions, and including approximately $52 million for capital projects related to environmental control facilities). Projected remaining 2000 spending also includes approximately $30 million for environmental compliance at current operating sites, which is an operating expense of the company. In addition, the company estimates that remediation spending and environmental study costs during the remainder of 2000 will approximate $31 million and $7 million, respectively, at current operating, previously operated and other sites, and has accrued these costs in the current or prior periods.

The company’s accumulated other comprehensive loss increased from $203.5 million at December 31, 1999 to $255.0 million at June 30, 2000, as a result of foreign currency translation adjustments primarily reflecting the negative translation impact of the euro-based currencies against the U.S. dollar.

The company’s ratios of earnings to fixed charges were 2.1x and 2.9x for the six-month periods ended June 30, 2000 and 1999, respectively. The ratio of earnings to fixed charges for the six-month period ended June 30, 2000, excluding the effect of one-time restructuring, impairment and environmental charges of $57 million pre-tax, was 3.0x.

DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISKS

FMC’s primary financial market risks include fluctuations in interest rates and currency exchange rates. The company manages these risks by using derivative financial instruments in accordance with established policies and procedures. FMC does not use derivative financial instruments for trading purposes.

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

To monitor its currency exchange rate risks, the company uses a sensitivity analysis, which measures the impact on earnings of a 10 percent devaluation of the foreign currencies to which it has exposure. Based on a sensitivity analysis at June 30, 2000, fluctuations in currency exchange rates in the near term would not materially affect FMC’s consolidated operating results, financial position or cash flows. FMC’s management believes that its hedging activities have been effective in reducing its risks related to currency exchange rate fluctuations.

During September 1998, the company entered into $65.0 million of forward contracts to offset risks associated with the real-denominated portions of FMC’s Brazilian investments. During the first quarter of 1999, the Brazilian real devalued. Losses from the decline in value of the company’s real-denominated investments during the 1999 devaluation, as well as 1999 economic losses related to the Brazilian economic crisis, were offset by the forward contracts.

FMC also purchases exchange traded contracts to manage its exposure to energy purchases used in its manufacturing processes. The gains or losses on these contracts are included as an adjustment to the cost of sales when the contracts are settled.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that will affect the company are discussed in Note 2 to the company’s June 30, 2000 consolidated financial statements.
RESULTS OF OPERATIONS

Industry segment financial data is included in Note 14 to the company’s June 30, 2000 consolidated financial statements.

Second Quarter of 2000 Compared with Second Quarter of 1999

General

Second quarter 2000 sales of $967 million decreased from $1.1 billion in last year’s second quarter. Lower sales of Industrial Chemicals and Energy Systems were partially offset by an increase in sales from Food and Transportation Systems. The decrease in sales for Industrial Chemicals is related to the second quarter 2000 startup of Astaris, a joint venture company owned by FMC and Solutia engaged in the production of phosphorus chemicals. As of April 1, 2000, sales revenue for phosphorus chemicals is now recorded by Astaris and is not reflected in FMC’s consolidated financial statements. FMC’s share of Astaris’ earnings is included in operating profit for the Industrial Chemicals segment. For the three-month period ending June 30, 1999, FMC’s sales revenue included $77 million relating to sales of phosphorus chemicals.

After-tax income from continuing operations before asset impairments and restructuring and other charges in the second quarter of 2000 was $73 million, or $2.31 per share on a diluted basis, up from after-tax income from continuing operations of $69 million, or $2.10 per share in the second quarter of 1999.

Average shares outstanding used in the quarters’ diluted earnings per share calculations decreased to 31.5 million in 2000 from 32.8 million in the prior year’s quarter due to the company’s share repurchase program that was completed in 1999.

Income from continuing operations including one-time items (in 2000) was $38 million, or $1.20 per share on a diluted basis, in the second quarter of 2000 compared with $69 million, or $2.10 per share in the second quarter of 1999.

During the second quarter of 2000, the company recorded one-time restructuring, impairment, and environmental charges (Note 4 to the company’s June 30, 2000 consolidated financial statements) of $57 million ($35 million after-tax, or $1.11 per share). Earnings from discontinued operations in the second quarter of 1999 of $18 million on an after-tax basis, or $0.55 per share on a diluted basis, represented the gain on the sale of real estate parcels previously used by the company’s discontinued defense systems operations.

Net income of $38 million, or $1.20 per share on a diluted basis, in the second quarter of 2000 declined from net income of $87 million, or $2.65 per share, in the second quarter of 1999.

Operating profit (net of minority interests), excluding asset impairments and restructuring and other charges, decreased to $134 million from $139 million in last year’s second quarter. The decline is due in large part to increased energy costs, the unfavorable European currency translation impact (weaker euro) recorded by the Industrial Chemicals segment and the decrease in sales volume for Energy Systems. Partially offsetting these declines was improved profitability in both the Specialty Chemicals and Food and Transportation segments.

Asset Impairments and Restructuring and Other Charges

During the second quarter of 2000, the company recorded one-time restructuring, impairment and environmental charges of $57 million ($35 million after-tax, or $1.11 per share). The majority of these charges, which are more fully described in Note 4 to the company’s June 30, 2000 consolidated financial statements, related to formation and restructuring activities for Astaris, the resulting reorganization and downsizing of FMC’s Industrial Chemicals organization, remediation activities connected with the phosphorus chemicals business, and restructuring of several food machinery businesses, partly related to an acquisition in the first quarter of 2000. Costs of these activities by segment are identified in Note 14 to the company’s June 30, 2000 consolidated financial statements, but are excluded from segment operating profit in the quarterly and year-to-date narrative analyses below.

Energy Systems

Energy Systems sales of $255 million in the second quarter of 2000 declined 13 percent from $294 million in the second quarter of 1999, and second quarter 2000 operating profit of $20 million was down 17 percent from $25 million in the second quarter of 1999. The decline in sales was primarily driven by reduced sales of oil exploration and production systems, partially offset by an increase in sales of fluid control products.

Increased sales and orders for the energy transportation and measurement division in 2000 are attributable primarily to fluid control and blending and transfer equipment. Management views the increase in activity for the fluid control business, and specifically flowline equipment, as an indicator of a forthcoming upturn in oil industry exploration and production activity.

Petroleum equipment and systems revenues declined when compared with the second quarter of 1999, reflecting delays in new orders for large projects from petroleum exploration customers. However, management anticipates that these delays will be temporary based on the increase in sales quotation activity for significant subsea projects in the second quarter of 2000.

Quarterly operating profits for the segment were lower when compared with 1999, as the effects of lower sales and increased expenses related to quotation activity were partially offset by favorable contract margins.

Management has observed a general recovery in the surface exploration market worldwide and continues to expect significant expenditures by oil companies in the future for deep-water exploration and production projects.

Food and Transportation Systems

Food and Transportation Systems second quarter sales were $240 million, up from $217 million in the second quarter of 1999. Earnings for the quarter were $23 million compared with $19 million in the second quarter of 1999. Higher sales and operating profits were attributable to the addition of Northfield Freezing Equipment, acquired in first quarter of 2000, and stronger performance from food processing systems and airport products, partially offset by decreased sales and earnings from harvesting equipment and Frigoscandia freezers.

FMC FoodTech’s 2000 sales and earnings were up when compared with the second quarter of last year. Additional sales from Northfield Freezing Equipment and increases in sales of tomato processing lines to China and citrus processing systems in the United States were partially offset by lower sales to European markets of both agricultural harvesting equipment and Frigoscandia freezers. Higher earnings arising from increased sales volumes were partially offset by the effect of lower sales of Frigoscandia freezers.

Sales and earnings for airport products and systems increased in the second quarter when compared with 1999. Higher sales and profits in the second quarter of 2000 are attributable to a stronger domestic market for passenger boarding bridges, which were partially offset by weaker sales of transporters in Europe and the Middle East.

The company was awarded a significant sales contract in June 2000 to provide aircraft loaders to the U.S. Air Force. The five-year contract is valued at $135 million and has the potential to generate sales of $458 million over the next 15 years. (See “Order backlog” for further information.)

Although the strong U.S. dollar has the potential to negatively affect sales to international markets, customers in the food and airline industries are expected to continue to invest in upgraded equipment.
Agricultural Products

Agricultural Products sales for the second quarter of 2000 were $185 million, up five percent from $175 million in 1999 while quarterly earnings of $37 million were even with last year. Higher sales were driven by strong demand in North America on early pest pressure and higher sales in Latin America, as Brazil returns to more normal economic conditions after last year’s currency devaluation. These improvements were partially offset by weaker sales in Asia and Europe.

Increased earnings on higher sales were offset by higher research and development costs for continued pre-development spending on a potential new herbicide as well as higher costs associated with joint insecticide discovery programs with Devgen, a Belgian-based biotechnology company.

Specialty Chemicals

Specialty Chemical sales were $126 million in the second quarter of 2000, down from $153 million in the second quarter of 1999. Earnings of $26 million increased from $22 million in the prior year period.

Lower sales during the second quarter reflect the July 1999 divestitures of the process additives and bioproducts businesses. (See Note 12 to the company’s June 30, 2000 consolidated financial statements.) These revenues were partially replaced by higher sales from FMC BioPolymer, which expanded with the acquisition of the Pronova alginate business in June 1999. Increased segment profitability was primarily attributable to the higher margin biopolymer business.

Second quarter 2000 sales and earnings in the lithium division showed slight improvement when compared with 1999. The division continues to benefit both from demand for butyllithium from international markets and from the implementation of cost improvement projects. However, these benefits have been offset largely by lower pricing in several product lines as a result of both competition in several upstream markets and unfavorable currency impacts (weaker euro). FMC currently sources a majority of its lithium carbonate from a South American manufacturer and continues to evaluate various strategies to improve results of operations, including the possibility of reducing reliance on certain components of the division’s existing asset base.

Industrial Chemicals

Industrial Chemicals second quarter 2000 sales of $164 million were lower when compared with 1999 sales of $238 million, while earnings (net of minority interest) were $28 million and $37 million in the second quarter of 2000 and 1999, respectively. Lower sales and earnings from phosphorus operations were partially offset by favorable comparisons for sales of soda ash and sales and earnings in the hydrogen peroxide business.

Lower sales are primarily attributable to a change in reporting with the startup of Astaris, a joint venture with Solutia. (See Note 10 to the company’s June 30, 2000 consolidated financial statements.) Phosphorus revenues are not consolidated in segment revenues beginning in the second quarter of 2000. FMC’s phosphorus business results (which include FMC’s share of earnings from Astaris) were down primarily due to environmental compliance-related costs retained by FMC, specifically design, implementation and depreciation costs associated with EPA consent decree capital spending in Pocatello, ID.

FMC Foret (Spain) had lower sales and earnings when compared with the second quarter of 1999, a result of higher energy costs and the translation impact of the weaker euro.

Higher sales of soda ash in the second quarter of 2000 when compared with the prior year’s quarter are the result of higher volumes gained from the TgSA acquisition completed in mid-1999. Earnings were flat, as the effect of lower pricing to export markets driven by competitive factors nearly offset the additional margin on higher volume.

Hydrogen peroxide results in the second quarter of 2000 included increased revenues and profitability when compared with 1999, with increased volume and prices as a result of the upward trend in demand from the pulp and paper market.

Management continues to monitor rising energy costs, a factor that is having an unfavorable influence on 2000 results.

Corporate

Corporate expenses of $17 million in the second quarter of 2000 were down from $19 million in the second quarter of 1999, reflecting continued cost improvements.

Interest expense

Net interest expense of $26 million in the second quarter of 2000 decreased $1 million compared to the same quarter last year, primarily the result of a lower level of debt in 2000.

Effective tax rates

The company’s effective tax rates applicable to income from continuing operations (before asset impairments and restructuring and other charges in 2000) for the quarters ended June 30, 2000 and 1999 were 25 and 26 percent, respectively. Including one-time charges, the 2000 effective rate was five percent, reflecting the benefit of higher U.S. rates associated with the majority of the asset impairments and restructuring and other charges.

Order backlog

FMC’s backlog of unfilled orders of $489 million for Energy Systems at June 30, 2000 was down $104 million from backlog at year-end 1999, and down $203 million from a backlog of $692 million at June 30, 1999. Delays in the receipt of anticipated new project orders from petroleum exploration customers resulted in a decline in backlog at June 30, 2000 when compared with backlog at both June 30, 1999 and December 31, 1999. Partially offsetting the decline at June 30, 2000 when compared with December 31, 1999 was an increase in backlog for blending and transfer and fluid control equipment. This is consistent with management’s view that higher demand for fluid control equipment typically precedes an upturn in oil industry exploration and production activity.

Food and Transportation Systems backlog of $238 million decreased $9 million from the end of 1999 and decreased $31 million from backlog at June 30, 1999. The backlog of $238 million at June 30, 2000 does not yet reflect the company’s recently executed contract with the U.S. Air Force for sales of cargo loaders. Subsequent to the contract being awarded to FMC in June 2000, a protest by another bidder on the project has caused some delays. Management is confident that the protest will be resolved in favor of the company.

Backlog is not reported for Agricultural Products, Specialty Chemicals or Industrial Chemicals due to the nature of these businesses.

Legal contingencies

On April 14, 1998 a jury returned a verdict against the company in conjunction with a False Claims Act action against the company. See Note 13 to the company’s June 30, 2000 consolidated financial statements for a discussion of the lawsuit.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks”, under ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Results of Operations — Six Months Ended June 30, 2000 Compared
With Six Months Ended June 30, 1999

For the first six months of 2000, sales were $1,926 million, down from $2,045 million in the first half of 1999. Increased sales in the first half of 2000 for Food and Transportation Systems and Agricultural Products were more than offset by decreased sales in the remaining segments. While increased revenues for Food and Transportation Systems were partially attributable to an acquisition in first quarter of 2000, decreased sales for Industrial Chemicals and Specialty Chemicals were in part the result of divestitures and the formation of the Astaris joint venture. A decline in revenues for Energy Systems was the result of delays by customers in placing orders for large systems.

Segment operating profit (net of minority interests) before asset impairments and restructuring and other charges decreased to $225 million in the first half of 2000 from $234 million in 1999. Lower operating earnings from the Energy Systems and Industrial Chemicals segments were partially offset by increased profitability attributable to Specialty Chemicals and Food and Transportation Systems. Asset impairments and restructuring and other charges are described in Note 4 to the company’s June 30, 2000 consolidated financial statements, and are excluded from the six-month segment operating profit discussed below.

After-tax income from continuing operations before asset impairments and restructuring and other charges was $106 million for the first six months of 2000, or $3.36 per share on a diluted basis, up from after-tax income from continuing operations of $99 million, or $3.01 per share in the first six months of 1999. Income from continuing operations including one-time items recorded in 2000 was $71 million, or $2.33 per share on a diluted basis, in the first half of 2000 compared with $99 million, or $3.09 per share in the first half of 1999. Earnings from discontinued operations in the first half of 1999 of $18 million, or $0.55 per share, net of income taxes, represented the gain on the sale of real estate parcels previously used by the company’s discontinued defense systems operations.

Corporate expenses were $35 million and $39 million for the six-month periods ended June 30, 2000 and 1999, respectively, reflecting continued cost control efforts.

For the six-month period ended June 30, net interest expense decreased $6 million to $49 million in 2000, primarily the result of lower average debt levels and an increase in capitalized interest in 2000.

The company’s effective tax rates applicable to income from continuing operations (before asset impairments and restructuring and other charges in 2000) for the six-month periods ended June 30, 2000 and 1999 were 25 and 26 percent, respectively. Including one-time charges, the effective tax rate for 2000 was 15 percent, primarily reflecting the benefit of higher U.S. tax rates associated with the majority of the asset impairments and restructuring and other charges.

Energy Systems sales of $512 million in the first half of 2000 decreased from $584 million in the first half of 1999, and earnings of $31 million in 2000 decreased from $41 million in the prior year period, as many large projects are still in the planning or bidding stages.

Year-to-date 2000 Food and Transportation Systems sales increased to $426 million from $399 million in 1999, and earnings of $35 million in 2000 increased from 1999 earnings of $30 million. Improved sales and profitability reflect primarily the acquisition of Northfield Freezing Equipment and increased sales volume of tomato and citrus processing systems, partially offset by lower performance from Frigoscandia and agricultural machinery. Sales for airport products and systems during the six-month period ending June 30, 2000 were relatively flat while earnings were higher as a result of improved margins.

Specialty Chemicals had lower sales but increased earnings, as sales of $251 million in 2000 were $51 million lower compared with the prior year period. Earnings increased $5 million to $45 million in 2000. The acquisition in June 1999 of the higher margin Pronova alginates business partially offset the reduction in revenues resulting from the July 1999 sales of the process additives and bioproducts businesses.

Agricultural Products sales of $350 million were higher during the first half of 2000 compared with 1999 sales of $322 million, with operating profits relatively flat at $51 million for the 2000 year to date. Stronger earnings on higher sales were offset by increased spending on research and development, the timing of certain selling expenses and higher costs in FMC’s Latin American operations during 2000 when compared with 1999.

Industrial Chemical sales decreased to $393 million in the first half of 2000 from $451 million in 1999, and earnings (net of minority interest) decreased to $63 million in 2000 from $71 million in 1999. FMC recorded lower sales as a result of the transfer of the phosphorus business to the Astaris joint venture effective April 1, 2000. In addition, revenues and earnings from FMC’s European chemical business were depressed by increased energy costs and the translation impact of the lower euro. Offsetting these decreases were higher revenues and earnings from hydrogen peroxide and an increase in sales of soda ash, the latter a result of the Tg Soda Ash acquisition in mid-1999.

INDEPENDENT ACCOUNTANTS’ REPORT

A report by KPMG LLP, FMC’s independent public accountants, on the consolidated financial statements included in Form 10-Q for the quarter ended June 30, 2000 is included on page 25.

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
FMC Corporation:

We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of June 30, 2000, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999 and the consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of December 31, 1999 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated January 20, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Chicago, Illinois
July 20, 2000

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There has been no material change in the company’s significant legal proceedings from the information reported in Part I, Item 3 of the company’s 1999 Annual Report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant’s Annual Meeting of Stockholders was held on April 20, 2000. At the meeting, stockholders voted on (i) the election of four directors; and (ii) ratification of the appointment of KPMG LLP as the Registrant’s independent public accountants for 2000. Voting on each such matter was as follows:

		Votes For	Votes Against	Withheld/ Abstentions	Broker Non-Votes
1.	Election of Directors:
	P. A. Buffler	27,239,168	—	482,431	—
	A. J. Costello	27,250,484	—	471,115	—
	J. H. Netherland	27,233,371	—	488,228	—
	C. Yeutter	27,221,011	—	500,588	—

2.	Ratification of Independent Public Accountants	27,539,273	90,451	91,875	—

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

Number in Exhibit Table	Description
10.5.a	FMC Corporation Savings and Investment Plan for Bargaining Unit Employees

11	Statement re: computation of diluted earnings per share

12	Statement re: computation of ratios of earnings to fixed charges

15	Letter re: unaudited interim financial information

27	Financial data schedule

       (b)  Reports on Form 8-K

              None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

Date: August 11, 2000	/s/ Ronald D. Mambu
Vice President, Controller and duly Authorized officer

EXHIBIT INDEX

Number in Exhibit Table	Description

10.5.a	FMC Corporation Savings and Investment Plan for Bargaining Unit Employees

11	Statement re: computation of diluted earnings per share

12	Statement re: computation of ratios of earnings to fixed charges

15	Letter re: unaudited interim financial information

27	Financial data schedule