Form 10-Q
period 2000-09-30
FMC CORP
filed 2000-11-14
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 1-2376

FMC Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-0479804 (I.R.S. Employer Identification No.)

200 East Randolph Drive, Chicago, Illinois (Address of principal executive offices)	60601 (Zip code)

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

Yes  ☒ No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.10 per share	Outstanding at September 30, 2000 30,465,133

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Income (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Sales	$919.2	$1,034.3	$2,845.7	$3,079.4
Costs and expenses:
Cost of sales	657.2	775.0	2,044.9	2,255.2
Selling, general and administrative expenses	125.1	135.8	398.0	434.7
Research and development	35.3	36.8	111.2	112.7
Asset impairments (Note 4)	—	29.1	11.6	29.1
Restructuring and other charges (Note 11)	—	14.7	45.0	14.7
(Gains) on sales of businesses (Note 12)	—	(55.5)	—	(55.5)

Total costs and expenses	817.6	935.9	2,610.7	2,790.9

Income from continuing operations before minority interests, interest expense, interest income and income taxes	101.6	98.4	235.0	288.5
Minority interests	1.2	1.9	2.7	3.8
Interest expense	26.3	28.5	77.5	89.5
Interest income	(0.8)	(1.7)	(3.4)	(8.0)

Income from continuing operations before income taxes	74.9	69.7	158.2	203.2
Provision for income taxes	18.4	5.6	30.9	40.0

Income from continuing operations	56.5	64.1	127.3	163.2
Discontinued operations, net of income taxes (Note 6)	(66.7)	—	(66.7)	18.0

Net income (loss)	$(10.2)	$64.1	$60.6	$181.2

(continued)

FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Income (Unaudited) (Continued)
(In millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Basic earnings per common share:
Continuing operations	$1.86	$2.04	$4.19	$5.13
Discontinued operations (Note 6)	(2.20)	—	(2.20)	0.57

Net income (loss) per common share	$(0.34)	$2.04	$1.99	$5.70

Average number of shares used in basic earnings per share computations	30.4	31.4	30.4	31.8

Diluted earnings per common share:
Continuing operations	$1.79	$1.98	$4.04	$4.99
Discontinued operations (Note 6)	(2.11)	—	(2.12)	0.55

Net income (loss) per common share	$(0.32)	$1.98	$1.92	$5.54

Average number of shares used in diluted earnings per share computations	31.6	32.3	31.5	32.7

 The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Consolidated Balance Sheets
(In millions, except share and per share data)

	September 30 2000 (Unaudited)	December 31 1999
Assets:
Current assets:
Cash and cash equivalents	$57.9	$64.0
Trade receivables, net of allowance for doubtful accounts of $15.4 in 2000 and $16.6 in 1999	642.5	635.4
Inventories	406.5	457.7
Other current assets	176.1	172.6
Deferred income taxes	71.9	86.8

Total current assets	1,354.9	1,416.5
Investments (Note 10)	199.9	206.8
Property, plant and equipment, net (Note 3)	1,571.6	1,691.9
Goodwill and intangible assets	487.9	505.7
Other assets	113.3	88.8
Deferred income taxes	66.6	86.1

Total assets	$3,794.2	$3,995.8

Liabilities and Stockholders’ Equity:
Current liabilities:
Short-term debt (Note 5)	$361.5	$347.5
Accounts payable, trade and other	524.7	665.5
Accrued and other current liabilities	504.5	478.5
Current portion of long-term debt (Note 5)	2.7	0.8
Current portion of accrued pensions and other postretirement benefits	30.9	10.5
Income taxes payable	29.3	73.2

Total current liabilities	1,453.6	1,576.0
Long-term debt, less current portion (Note 5)	909.3	945.1
Accrued pension and other postretirement benefits, less current portion	204.1	237.6
Reserve for discontinued operations and other liabilities (Note 6)	319.6	319.2
Other liabilities	131.8	128.1
Minority interests in consolidated companies	48.4	46.2
Stockholders’ equity:
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2000 or 1999	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares; issued 38,448,372 shares in 2000 and 38,331,817 shares in 1999 (Note 6)	3.8	3.8
Capital in excess of par value of common stock	172.2	165.8
Retained earnings	1,348.9	1,288.3
Accumulated other comprehensive loss	(286.0)	(203.5)
Treasury stock, common, at cost; 7,983,239 shares in 2000 and 7,968,230 shares in 1999 (Note 8)	(511.5)	(510.8)

Total stockholders’ equity	727.4	743.6

Total liabilities and stockholders’ equity	$3,794.2	$3,995.8

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	Nine Months Ended September 30
	2000	1999
Cash provided by operating activities of continuing operations:
Income from continuing operations	$127.3	$163.2
Adjustments to reconcile income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	141.7	146.9
Gain from divestitures of businesses (Note 12)	—	(55.5)
Asset impairments (Note 4)	11.6	29.1
Restructuring and other charges (Note 4)	45.0	14.7
Deferred income taxes	34.4	44.0
Minority interests	2.7	3.7
Other	31.0	10.5
Changes in operating assets and liabilities excluding the effect of acquisitions and divestitures of businesses and formation of joint venture:
Trade receivables	17.8	57.5
Net repurchase of securitized receivables	(16.0)	—
Inventories	22.4	20.9
Other current assets and other assets	6.8	19.1
Accounts payable, accrued payroll, other current liabilities and other liabilities	(219.2)	(106.2)
Income taxes payable	(29.0)	(26.5)
Restructuring reserve	(20.3)	(35.9)
Accrued pension and other postretirement benefits, net	(17.9)	(8.4)

Cash provided by operating activities of continuing operations	$138.3	$277.1

(continued)

FMC Corporation and Consolidated Subsidiaries
Consolidated Statements of Cash Flows (Unaudited) (Continued)
(In millions)
	Nine Months Ended September 30
	2000	1999
Cash provided by operating activities of continuing operations	$138.3	$277.1

Cash required by discontinued operations	(27.6)	(11.0)

Cash provided (required) by investing activities:
Acquisitions of businesses	(47.4)	(284.1)
Divestitures of businesses	—	199.3
Capital expenditures	(152.5)	(165.9)
Disposal of property, plant and equipment	32.2	30.6
Decrease (increase) in investments	86.1	(12.7)

Cash required by investing activities	(81.6)	(232.8)

Cash provided (required) by financing activities:
Net proceeds from issuance of (net repayment of) commercial paper	(51.4)	205.1
Net increase (decrease) in other short-term debt	(21.4)	48.2
Net borrowings under credit facilities	72.0	33.6
Proceeds from issuance of long-term debt	—	84.6
Repayment of long-term debt	(34.3)	(268.8)
Distributions to minority partners	(1.5)	(3.8)
Repurchases of common stock	(0.7)	(124.1)
Issuances of common stock	6.4	7.1

Cash required by financing activities	(30.9)	(18.1)

Effect of exchange rate changes on cash and cash equivalents	(4.3)	(0.9)

Increase (decrease) in cash and cash equivalents	(6.1)	14.3
Cash and cash equivalents, beginning of period	64.0	61.7

Cash and cash equivalents, end of period	$57.9	$76.0

Supplemental disclosure of cash flow information:

Cash paid for interest was $86.5 million and $94.5 million, and net cash paid for income taxes was $21.9 million and $24.3 million for the nine-month periods ended September 30, 2000 and 1999, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1:  Financial Information and Accounting Policies

The consolidated balance sheet of FMC Corporation (“FMC” or “the company”) as of September 30, 2000, and the related consolidated statements of income and cash flows for the interim periods ended September 30, 2000 and 1999 have been reviewed by FMC’s independent accountants. The review is described more fully in their report included herein. In the opinion of management, these financial statements have been prepared in conformity with accounting principles generally accepted in the United States and reflect all adjustments necessary for a fair statement of the results of operations and cash flows for the interim periods ended September 30, 2000 and 1999 and of its financial position as of September 30, 2000. All such adjustments are of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results of operations for the full year.

Certain prior period balances have been reclassified to conform with the current period’s presentation.

The company’s accounting policies are set forth in Note 1 to the company’s consolidated 1999 financial statements, which are incorporated by reference in the company’s 1999 Annual Report on Form 10-K.

Note 2:  Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (as amended) (“SFAS No. 133”), is effective for financial statements for fiscal years beginning after June 15, 2001. In anticipation of adopting the standard, the company formed a task force to assess the implications of SFAS No. 133 and is implementing a new information system to assist in maintaining compliance with the standard. The company will adopt SFAS No. 133 on January 1, 2001. The company’s derivative holdings and contractual arrangements, as well as market rates at the date of adoption, will have an effect on the impact of adoption on income and equity. Therefore, the impact of the adoption of SFAS No. 133 is not fully determinable at this time.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101 regarding recognition, presentation and disclosure of revenue. Companies must adopt SAB No. 101 no later than the fourth quarter of fiscal year 2000. Management believes that adoption of SAB No. 101 will not have a material impact on the company’s consolidated financial statements, results of operations or cash flows.

Note 3:  Property, Plant and Equipment

Property, plant and equipment comprised the following:
	September 30 2000	December 31 1999
	(Unaudited)
Property, plant and equipment, at cost	$3,343.9	$3,724.0
Accumulated depreciation	(1,772.3)	(2,032.1)

Net property, plant and equipment	$1,571.6	$1,691.9

Note 4:  Asset Impairments and Restructuring and Other Charges

Pre-tax asset impairments and restructuring and other charges recorded by the company totaled $56.6 million and $43.8 million, respectively, during the nine-month periods ended September 30, 2000 and 1999.

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

Restructuring charges of $20.6 million were attributable to Astaris formation charges and the concurrent reorganization of FMC’s Industrial Chemicals sales, marketing and support organizations; the anticipated reduction of office space requirements in FMC’s Philadelphia chemical headquarters; and pension expense related to the separation of phosphorus personnel from FMC. Other restructuring charges included $4.5 million for reductions in FMC’s agricultural machinery workforce, $2.0 million resulting from the integration of the Northfield Freezing Equipment acquisition and $5.1 million for other smaller restructuring projects. In addition, the company recorded environmental accruals of $12.5 million as a result of increased cost estimates for ongoing remediation of several phosphorus properties.

Of the approximately 350 employee severances that were expected to occur through the completion of these programs, 146 remain at September 30, 2000. Management believes that the remaining employee severances and other actions in connection with these restructuring programs will be substantially complete by December 31, 2000.

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

Restructuring and other one-time charges of $14.7 million resulted primarily from strategic decisions to divest or restructure a number of businesses and support departments, including certain food machinery, agricultural products, and energy systems operations and certain corporate and shared service support departments. Of the total charge, $2.9 million related to actions, including headcount reductions, required to achieve planned synergies from acquisitions of businesses in Specialty Chemicals and Energy Systems.

Accruals for restructuring actions (excluding environmental-related reserves) totaled $13.4 million at September 30, 2000 of which $10.6 relates to actions initiated in 2000.

Note 5:  Debt

The company has $450.0 million in committed credit under a five-year, non-amortizing revolving credit agreement due in December 2001. No amounts were outstanding under this facility at either September 30, 2000 or December 31, 1999. Among other restrictions, the credit agreement contains covenants relating to liens, consolidated net worth and cash flow coverage (as defined in the agreement). The company is in compliance with all debt covenants at September 30, 2000.

The company elected to not renew its unused 364-day committed credit facility for $350.0 million that expired in July 2000.

In August 1998, a new universal shelf registration statement became effective, under which $500.0 million of debt and/or equity securities may be offered. At September 30, 2000, unused capacity of $345.0 million remains available under the 1998 shelf registration.

During the nine-month period ended September 30, 2000, the company did not issue new long-term debt. During the nine-month period ended September 30, 1999, the company issued $35.0 million of medium-term notes, the proceeds of which were used to repurchase FMC common stock. In the third quarter of 1999 the company borrowed $50.0 million at 6.45 percent interest with a maturity of 2032 from the proceeds of Power County, Idaho’s Solid Waste Disposal Revenue Bonds. The proceeds are included in other investments and are being used to fund phosphorus capital projects.

On June 29, 1999, the company entered into a euro-denominated loan amounting to 109,375,500 euros (approximately $114.0 million), at a variable rate of interest based upon LIBOR. The loan was repaid in October 1999 and was used to finance a portion of the company’s acquisition of Pronova Biopolymer AS (Note 11).

At September 30, 2000 long-term debt includes $46.9 million in exchangeable senior subordinated debentures bearing interest at 6.75 percent, maturing in 2005 and exchangeable at any time into Meridian Gold Inc. common stock at an exchange price of $15.125 per share, subject to adjustment. The company may, at its option, pay an amount equal to the market price of Meridian Gold Inc. common stock in lieu of delivery of the shares. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the company. Under the terms of the agreement, the debentures are currently redeemable at the option of FMC at par. The company redeemed $1.5 million and $15.7 million of these debentures during the nine-month periods ended September 30, 2000 and September 30, 1999, respectively.

The company retired $32.5 million in senior long-term bonds during the nine-month period ended September 30, 2000. Bonds retired during the period were due in 2002, 2008 and 2011, with interest rates at 7.0 to 7.75 percent. During the nine-month period ended September 30, 1999, the company retired $250.0 million of currently due senior debt bearing interest at 8.75 percent.

Short-term debt consists of commercial paper, borrowings under uncommitted credit facilities and foreign borrowings at September 30, 2000 and December 31, 1999.

The company’s short-term commercial paper program, which is supported by committed credit facilities, provides for the issuance of up to $450.0 million in aggregate maturity value of commercial paper at any given time. Three-day commercial paper of $154.2 million and $190.8 million was outstanding at September 30, 2000 and December 31, 1999, respectively.

Advances under uncommitted credit facilities were $161.9 million and $89.8 million, and foreign borrowings were $47.7 million and $69.3 million, at September 30, 2000 and December 31, 1999, respectively.

Note 6:  Discontinued Operations

FMC recorded, on an after-tax basis, a provision of $66.7 million and earnings of $18.0 million related to discontinued operations for the nine-month periods ended September 30, 2000 and 1999, respectively.

During the third quarter of 2000, the company recorded a net loss from discontinued operations of $66.7 million (net of income taxes of $15.0 million; $2.11 per share on a diluted basis), substantially all of which related to settlement of litigation related to FMC’s discontinued defense business. See Note 13 below. An after-tax charge of $1.0 million related to post-retirement benefits for former employees of discontinued operations was also included in the third quarter 2000 loss.

For the nine months ended September 30, 1999, earnings from discontinued operations of $18.0 million (net of income taxes of $11.5 million, or $0.55 per share on a diluted basis), consisted of the gain on the sale of real estate parcels previously used by the company’s discontinued defense systems operations. The properties were sold in the second quarter of 1999 for $33.5 million in cash.

Reserves for discontinued operations and other liabilities at September 30, 2000 and December 31, 1999 were $319.6 million and $319.2 million, respectively, and consist primarily of long-term environmental, post-employment benefit, and self-insurance obligations associated with operations discontinued between 1976 and

1997 and environmental obligations related to the company’s operating facilities. The company’s obligation related to the settlement of litigation for discontinued operations amounts to $80.0 million and is included in accrued and other current liabilities at September 30, 2000. See Note 3 to the company’s December 31, 1999 consolidated financial statements and Notes 7 and 13 below.

Note 7:  Environmental Obligations

The company has provided reserves for potential environmental obligations that management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $251.3 million and $266.8 million, excluding recoveries, have been provided at September 30, 2000 and December 31, 1999, respectively. The long-term portions of these reserves, totaling $245.3 million and $244.0 million, are included in the reserve for discontinued operations and other liabilities at September 30, 2000 and December 31, 1999, respectively, and the short-term portions are recorded as accrued and other current liabilities.

Recoveries of $50.3 million have been recorded as probable realization of claims against third parties at September 30, 2000. Total recoveries recorded at December 31, 1999 were $60.2 million. The assets, the majority of which relate to existing contractual arrangements with U.S. government agencies and insurance carriers, are recorded as an offset to the reserve for discontinued operations and other liabilities.

The company has estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $80 million at September 30, 2000. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a materially adverse effect on the company’s liquidity or financial condition and may be satisfied over the next twenty years or longer.

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

During the three months ended September 30, 2000, net purchases of FMC common stock in connection with the administration of an employee benefit trust amounted to approximately three thousand shares. During the three months ended September 30, 1999, the company repurchased approximately 1.2 million common shares under the stock repurchase program at a cost of $69.1 million. Year-to-date repurchases of common shares, net of sales, through September 30, 2000 and 1999, were approximately 15 thousand and 2.3 million common shares at a net cost of $0.7 million and $124.4 million, respectively.

On August 27, 1999, the Board of Directors authorized an additional $50 million of open-market repurchases of FMC common stock, which the company has not commenced as of September 30, 2000. Depending on market conditions, the company may, from time to time, purchase additional shares of its common stock on the open market.

Note 9:  Comprehensive Earnings

Comprehensive earnings includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners. The company’s comprehensive income (loss) for the three- and nine-month periods ended September 30, 2000 and 1999 consisted of the following:

	Three months ended September 30		Nine months ended September 30
	2000	1999	2000	1999
Net income (loss)	$(10.2)	$64.1	$60.6	$181.2
Other comprehensive loss:
Foreign currency translation adjustment	(31.0)	(16.5)	(82.5)	(60.0)

Comprehensive income (loss)	$(41.2)	$47.6	$(21.9)	$121.2

Note 10:  Investments

On October 3, 2000, FMC redeemed its investment in Tyco International Ltd. (“Tyco”) preferred stock in exchange for cash proceeds of $128.7 million including dividends amounting to $1.2 million. FMC received the guaranteed preferred stock from Tyco in conjunction with FMC’s divestiture of Crosby Valve in July 1998.

Effective April 1, 2000, FMC and Solutia Inc. (“Solutia”) formed a joint venture that includes the North American and Brazilian phosphorus chemical operations of both companies. The joint venture, Astaris LLC (“Astaris”), is a limited liability company owned equally by FMC and Solutia.

Astaris is headquartered in St. Louis, MO and operates manufacturing sites contributed to the joint venture by FMC and Solutia. Manufacturing sites located in Carteret, NJ; Lawrence, KS; Kemmerer, WY; Pocatello and Dry Valley, ID; and a manufacturing unit in Green River, WY, were formerly FMC operations, while the manufacturing sites contributed by Solutia are in Carondelet (St. Louis), MO; Ontario, CA; Augusta, GA; and units dedicated to phosphorus chemicals at Trenton, MI; Sauget, IL; and Sao Jose dos Campos, Brazil.

Solutia’s equity interest in the Fosbrasil joint venture, which is engaged in the production of purified phosphoric acid (“PPA”), was also transferred and became part of Astaris. Astaris has also assumed all FMC/NuWest agreements relating to a PPA facility being built near Soda Springs, ID and will purchase all of the PPA output from that facility as part of those agreements. The phosphate operations of FMC Foret were retained by FMC and were not transferred to the joint venture.

Following its formation, Astaris divested certain operations in Lawrence, KS and, in October 2000, plant assets located in Augusta, GA.

Effective April 1, 2000, FMC has accounted for its investment in Astaris under the equity method. FMC’s share of Astaris’ earnings are included in the Industrial Chemicals segment. Sales of FMC’s phosphorus chemical division were approximately $77 million, $222 million and $304 million for the three-month and nine-month periods ended September 30, 1999 and the year ended December 31, 1999, respectively.

In the third quarter of 2000, FMC received a cash distribution from Astaris of $110.3 million. This amount included $21.5 million in satisfaction of FMC’s receivable from the joint venture, resulting from FMC providing operating capital to the joint venture during the interim period between its formation and the procurement of financing from an external source.

Assets and liabilities of FMC transferred to the joint venture (including inventory, property, and all other contributed accounts) have been deconsolidated from FMC’s balance sheet. FMC’s equity investment in Astaris totaled $28.5 million at September 30, 2000.

In connection with the finalization of Astaris’ external financing agreement during the third quarter of 2000, the parent companies have independently contractually agreed to provide Astaris with funding to the extent that the joint venture fails to meet certain financial benchmarks. The company believes that this obligation is not likely to have a significant impact on FMC’s earnings, cash flow or financial position.

Note 11:  Business Combinations

On February 16, 2000, FMC acquired York International’s Northfield Freezing Systems Group (“Northfield”) for $39.8 million in cash. Northfield, headquartered in Northfield, MN, is a manufacturer of freezing systems for industrial food processing. Northfield’s key products include freezers, coolers, proofers and dehydrators for the food processing industry.

The Northfield acquisition is being accounted for under the purchase method of accounting. Accordingly, the purchase price will be allocated to the assets acquired and liabilities assumed at the date of acquisition. FMC’s consolidated balance sheet at September 30, 2000 includes the historical accounts of Northfield as of the acquisition date, adjusted for post-acquisition activity and certain known elements of purchase accounting. The remaining excess purchase price at September 30, 2000 is classified as goodwill and intangible assets on the company’s consolidated balance sheet and will be allocated to the assets acquired (which will include goodwill to be amortized over a period not exceeding 40 years) and liabilities assumed based on the results of appraisals and other analyses which are currently in process. Results of the acquired business are included in the Food and Transportation Systems segment from the date of acquisition.

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

The acquired entity, which was combined with certain FMC alginate-based businesses and renamed FMC BioPolymer AS (“BioPolymer”), is headquartered in Drammen, Norway and is a producer of alginates used in the pharmaceutical, food and industrial markets. The company recorded goodwill (to be amortized over 30 years) and other intangible assets totaling approximately $135.0 million related to the acquisition. Results of BioPolymer’s operations are included in the Specialty Chemicals segment.

The company completed several smaller acquisitions and joint ventures during the nine-month periods ended September 30, 2000 and 1999.

Note 12:  Divestitures

On July 9, 1999, the company completed the sale of its bioproducts business to Cambrex Corporation for $38 million in cash, resulting in a pre-tax gain of $20.1 million ($12.2 million after tax, or $0.38 per share). The bioproducts business was included in the Specialty Chemicals segment and had sales of approximately $1 million and $13 million for the three-month and nine-month periods ended September 30, 1999, respectively.

On July 31, 1999, FMC completed the sale of its process additives business to Great Lakes Chemical Corporation for $162 million in cash, resulting in a gain of $35.4 million on both a pre-tax and after-tax basis ($1.09 per share). The process additives business was included in the Specialty Chemicals segment and had sales of approximately $13 million and $98 million for the three-month and nine-month periods ended September 30, 1999, respectively.

Note 13:  Litigation

In October, 2000, the company announced an agreement to settle a lawsuit related to its discontinued defense operations. As a result, the company recorded a $65.7 million charge (net of an income tax benefit of $14.3 million) in its results of discontinued operations during the three-month period ended September 30, 2000.

In 1986, Mr. Henry Boisvert, then an employee of the company’s former defense operations engaged in production of the Bradley Fighting Vehicle (the “Bradley”), brought the lawsuit against the company under the False Claims Act, alleging that the Bradley did not meet certain specifications of the U.S. Army. The U.S. government investigated the allegations and declined to intervene as a plaintiff.

A jury returned a verdict against the company in the amount of $125 million, plus penalties, on April 14, 1998. Under law, portions of the jury verdict were subject to doubling or trebling.

On December 24, 1998, the U.S. District Court for the Northern District of California entered judgment for Mr. Boisvert in the amount of $87 million, plus interest, legal fees and costs, which could have totaled in excess of $110 million. Both sides then appealed to the U.S. Court of Appeals for the Ninth Circuit but reached agreement in a mediated settlement before oral argument. In reaching the settlement, the company did not admit any error or liability. The settlement is subject to approval from the U.S. Department of Justice and the U.S. District Court and is expected to be paid prior to December 31, 2000.

Note 14:  Segment Information
(In millions)

	Three Months Ended September 30		Nine Months Ended September 30
	2000	1999	2000	1999
Sales
Energy Systems	$243.9	$251.1	$755.7	$835.4
Food and Transportation Systems	209.4	220.0	635.0	618.8
Agricultural Products	181.4	177.2	531.8	498.9
Specialty Chemicals	114.9	139.2	366.2	440.9
Industrial Chemicals	172.5	251.7	565.4	703.1
Eliminations	(2.9)	(4.9)	(8.4)	(17.7)

	$919.2	$1,034.3	$2,845.7	$3,079.4

Income from continuing operations before income taxes
Energy Systems	$17.7	$22.9	$49.1	$64.3
Food and Transportation Systems	14.6	18.5	49.5	48.0
Agricultural Products	28.8	9.9	79.6	61.5
Specialty Chemicals	21.8	17.2	66.9	57.5
Industrial Chemicals	29.7	30.2	92.7	101.5

Segment operating profit	112.6	98.7	337.8	332.8
Corporate	(17.4)	(19.7)	(52.1)	(58.9)
Other income and (expense), net	6.0	5.8	4.1	(0.9)
Net interest expense	(26.3)	(26.8)	(75.0)	(81.5)

Income from continuing operations before asset impairments, restructuring and other charges, gains on sales of businesses and income taxes	74.9	58.0	214.8	191.5
Asset impairments (Note 4)	—	(29.1)	(11.6)	(29.1)
Restructuring and other charges (Note 4)	—	(14.7)	(45.0)	(14.7)
Gains on sales of businesses (Note 12)	—	55.5	—	55.5

Income from continuing operations before income taxes	$74.9	$69.7	$158.2	$203.2

A description of the company’s segment determination, composition and presentation is included in Note 1 to the company’s December 31, 1999 consolidated financial statements.

Business segment results are presented net of minority interests, reflecting FMC’s share of earnings. Minority interests for the periods ended September 30, 2000 and 1999 were not significant. The corporate line primarily includes staff expenses, and other income and expense consists of all other corporate items, including LIFO inventory adjustments and certain components of employee benefit plan (cost) or benefit.

Asset impairments in 2000 relate to Industrial Chemicals ($9.0 million), Energy Systems ($1.5 million) and Specialty Chemicals ($1.1 million). In 1999, asset impairments related to Specialty Chemicals ($20.7 million) and Industrial Chemicals ($8.4 million).

Restructuring and other charges in 2000 relate to Industrial Chemicals ($33.0 million), Food and Transportation Systems ($8.0 million), Specialty Chemicals ($1.8 million), Energy Systems ($1.4 million) and Corporate ($0.8 million). In 1999, restructuring and other charges related to Food and Transportation Systems ($7.1 million), Agricultural Products ($2.2 million), Corporate ($2.0 million), Energy Systems ($1.5 million), Specialty Chemicals ($1.3 million) and Industrial Chemicals ($0.6 million).

Gains on sales of the process additives ($35.4 million) and bioproducts ($20.1 million) businesses in 1999 are attributable to Specialty Chemicals.

Net interest expense for the three-month and nine-month periods ended September 30, 2000 includes interest expense from external financing of the Astaris joint venture of $0.8 million and $0.9 million, respectively (Note 10).

Note 15:  Subsequent Events and Future Actions

In October 2000, management announced that it was initiating a strategic restructuring action that ultimately is expected to split the company into two independent publicly traded companies—a machinery business and a chemicals business.

The machinery company will include the energy systems and the food and transportation systems businesses. The chemicals business will be composed of FMC’s specialty chemicals, industrial chemicals and agricultural products group.

The company plans an initial public offering of slightly less than 20 percent of the machinery business by the second quarter of 2001, and plans to use the proceeds from the offering to reduce FMC debt. Subject to market conditions, final board approval and a favorable tax ruling, FMC intends to make a tax-free distribution of the remaining shares of the machinery company by the end of 2001.

Under this plan, the chemicals business would continue to operate under the current FMC corporate structure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF CONTINUING OPERATIONS

FORWARD LOOKING STATEMENTS – SAFE HARBOR PROVISIONS

Item 2 of this report contains certain forward-looking statements that are based on management’s current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information.

Wherever possible, the company has identified these forward-looking statements by such words and phrases as “will likely result”, “is confident that”, “expected”, “should”, “could”, “will continue to”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section “Forward Looking Statements—Safe Harbor Provisions” in Item 1 of the company’s Annual Report on Form 10-K for the year ended December 31, 1999. The company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

The company cautions that the referenced list of factors may not be all-inclusive, and the company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

In October 2000, management announced that it was initiating a strategic restructuring action that ultimately is expected to split the company into two independent publicly traded companies—a machinery business and a chemicals business.

The machinery company will include the energy systems and the food and transportation systems businesses. The chemicals business will be composed of FMC’s specialty chemicals, industrial chemicals and agricultural products group.

The company plans an initial public offering of slightly less than 20 percent of the machinery business by the second quarter of 2001, and plans to use the proceeds from the offering to reduce FMC debt. Subject to market conditions, final board approval and a favorable tax ruling, FMC intends to make a tax-free distribution of the remaining shares of the machinery company by the end of 2001.

Under this plan, the chemicals business would continue to operate under the current FMC corporate structure. Management is unable to estimate at this time what incremental costs will be incurred to complete this transaction.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2000 and December 31, 1999 were $57.9 million and $64.0 million, respectively. The company had total borrowings of $1.3 billion at both September 30, 2000 and December 31, 1999.

Cash provided by operating activities of $138.3 million for the nine-month period ended September 30, 2000 decreased when compared with cash provided of $277.1 million in the first nine months of 1999, primarily as a result of a reduction in

2000 in advanced payments received from customers for large energy system projects when compared with 1999. Cash required by investing activities of $81.6 million in the first nine months of 2000 decreased from the 1999 requirement of $232.8 million, reflecting less acquisition activity in 2000 and the receipt of a distribution from Astaris LLC (discussed below). The company acquired Northfield Freezing Equipment in 2000 and Tg Soda Ash, Inc. and Pronova Biopolymer AS in 1999. In addition, the company had other less significant acquisition expenditures in the first nine months of both 2000 and 1999. FMC continues to evaluate potential acquisitions, divestitures and joint ventures on an ongoing basis.

On October 3, 2000, FMC redeemed its investment in Tyco International Ltd. (“Tyco”) preferred stock in exchange for cash proceeds of $128.7 million including dividends amounting to $1.2 million. FMC received the guaranteed preferred stock from Tyco in conjunction with FMC’s divestiture of Crosby Valve in July 1998.

Effective April 1, 2000, FMC and Solutia Inc. (“Solutia”) contributed their respective phosphorus businesses to form Astaris LLC (“Astaris”), a joint venture, as described further in Note 10 to the company’s September 30, 2000 consolidated financial statements. FMC accounts for its investment in Astaris under the equity method of accounting. Formation of the joint venture resulted in a significant decrease in the balance of consolidated property, plant and equipment and certain other FMC accounts when compared with the balances at December 31, 1999.

In the third quarter of 2000, FMC received a cash distribution from Astaris of $110.3 million. This amount included $21.5 million in satisfaction of FMC’s receivable from the joint venture, resulting from FMC providing operating capital to the joint venture during the interim period between its formation and the procurement of financing from an external source.

In connection with the finalization of Astaris’ external financing agreement during the third quarter of 2000, the parent companies have independently contractually agreed to provide Astaris with funding in the event the joint venture fails to meet certain financial benchmarks. The company believes that this obligation is not likely to have a significant impact on FMC’s earnings, cash flow or financial position.

During the second quarter of 2000, the company entered into an agreement for the sale and leaseback of $13.7 million of certain equipment. The net proceeds received in connection with this transaction were $22.5 million. A non-amortizing deferred credit of $8.8 million was recorded in conjunction with the transaction and is included in other long-term liabilities at September 30, 2000.

Cash required by financing activities for the nine months ended September 30, 2000 of $30.9 million increased when compared with cash required of $18.1 million during the same period of 1999. For the nine-month period ended September 30, 2000, the company’s borrowings increased to a lesser extent when compared with the same period in 1999. Borrowings in both years were used to fund business acquisitions and seasonal operating capital requirements. In 1999, the proceeds from debt issuance were also used to repurchase FMC common stock.

The company retired $32.5 million in senior long-term bonds during the nine-month period ended September 30, 2000. Bonds retired during the period were due in 2002, 2008 and 2011, with interest rates at 7.0 to 7.75 percent. During the nine-month period ended September 30, 1999, the company retired $250.0 million of currently due senior debt bearing interest at 8.75 percent. Lower long-term debt resulting from repayment activity was more than offset by an increase in borrowings under short-term uncommitted credit facilities, which increased by $72.0 million during the first nine months of 2000.

At September 30, 2000, the company has $450.0 million in committed credit under a five-year, non-amortizing revolving credit agreement due in December 2001. The company elected to not renew its unused 364-day committed credit facility for $350.0 million that expired in July 2000.

As of September 30, 2000, the company had no borrowings under the revolving credit agreement and had commercial paper borrowings (supported by committed credit facilities) of $154.1 million and borrowings under uncommitted U.S. credit facilities of $161.9 million.

On August 3, 1998, a universal shelf registration statement became effective, under which $500.0 million of debt and/or equity securities may be offered. Unused capacity of $345.0 million remains available under the 1998 shelf registration at September 30, 2000.

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

During the three months ended September 30, 2000, net purchases of FMC common stock in connection with the administration of an employee benefit trust amounted to approximately three thousand shares. During the three months ended September 30, 1999, the company repurchased approximately 1.2 million common shares under the stock repurchase program at a cost of $69.1 million. Year-to-date repurchases of common shares, net of sales, at September 30, 2000 and 1999, were approximately 15 thousand and 2.3 million common shares at a net cost of $0.7 million and $124.4 million, respectively.

On August 27, 1999, the Board of Directors authorized an additional $50 million of open-market repurchases of FMC common stock, which the company has not commenced as of September 30, 2000. Depending on market conditions, the company may, from time to time, purchase additional shares of its common stock on the open market.

The company expects to meet operating needs, fund capital expenditures and potential acquisitions, and meet debt service requirements for the remainder of 2000 through cash generated from operations and available credit facilities.

Included in the company’s cash requirements for the remainder of 2000 is a payment amounting to $80 million in connection with a legal matter related to the discontinued defense business. (This matter is described in Note 13 to the company’s September 30, 2000 consolidated financial statements.) In addition, FMC expects its remaining cash requirements for 2000 to include approximately $70 million for planned capital expenditures (excluding potential acquisitions but including approximately $20 million for capital projects related to environmental control facilities). Projected remaining 2000 spending also includes approximately $14 million for environmental compliance at current operating sites, which is an operating expense of the company. In addition, the company estimates that remediation spending and environmental study costs during the remainder of 2000 will approximate $19 million and $5 million, respectively, at current operating, previously operated and other sites, and has accrued these costs in prior periods.

The company’s accumulated other comprehensive loss increased from $203.5 million at December 31, 1999 to $286.0 million at September 30, 2000, as a result of foreign currency translation adjustments primarily reflecting the negative translation impact of the euro-based currencies against the U.S. dollar.

The company’s ratio of earnings to fixed charges was 3.0x for both of the nine-month periods ended September 30, 2000 and 1999. The ratio of earnings to fixed charges for the nine-month periods ended September 30, 2000 and 1999, excluding the effect of one-time losses (in 1999 and 2000) and one-time gains (in 1999) was 3.6x and 2.9x, respectively. An increase in the ratio in 2000 was primarily the result of dividends received and lower interest expense in 2000 when compared with 1999.

DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISKS

FMC’s primary financial market risks include changes in foreign currency exchange rates, interest rates and commodity prices. In managing its exposure to these risks, the company may use derivative financial instruments in accordance with established policies and procedures. FMC does not use derivative financial instruments for trading purposes.

When FMC sells or purchases products or services outside the United States, transactions are frequently denominated in currencies other than U.S. dollars. Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. Additionally, FMC initiates hedging activities by entering into foreign exchange options or forward contracts with third parties when natural hedges do not exist. The maturity dates of the currency exchange agreements that provide hedge coverage are consistent with those of the underlying purchase or sales commitments.

To monitor its currency exchange rate risks, the company uses a sensitivity analysis, which measures the impact on earnings of a 10 percent devaluation of the foreign currencies to which it has exposure. Based on a sensitivity analysis at September 30, 2000, fluctuations in currency exchange rates in the near term would not materially affect FMC’s consolidated operating results, financial position or cash flows. FMC’s management believes that its hedging activities have been effective in reducing its risks related to currency exchange rate fluctuations.

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

The company is exposed to changes in interest rates as a result of its financing and cash management activities, which include long- and short-term debt to maintain liquidity and fund its business operations. In managing interest rate risk, the company’s strategic policy is to monitor the ratio of its fixed to floating rate debt. The company may, from time to time, utilize interest rate swaps to manage its exposure to changes in interest rates.

To address its exposure to risks from changes in commodity prices, FMC purchases exchange traded contracts relating to energy purchases used in its manufacturing processes. The gains or losses on these contracts are included as an adjustment to the cost of sales when the contracts are settled.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements that have affected or will affect the company are discussed in Note 2 to the September 30, 2000 consolidated financial statements.
 RESULTS OF OPERATIONS

Industry segment financial data is included in Note 14 to the company’s September 30, 2000 consolidated financial statements.

Third Quarter of 2000 Compared with Third Quarter of 1999

Consolidated Results of Operations

Third quarter 2000 sales of $919 million decreased from sales of $1.0 billion in last year’s third quarter. Higher sales of Agricultural Products were more than offset by reduced sales in the other businesses. Reductions in sales occurred primarily in the Industrial Chemicals and to a lesser extent, Specialty Chemicals, segments where sales revenue was affected by, respectively, the contribution of a business to a joint venture and divestitures of businesses. Beginning April 1, 2000, sales of phosphorus chemicals are now recorded by Astaris, a joint venture company owned by FMC and Solutia engaged in the production of phosphorus chemicals, and are not reflected in FMC’s consolidated financial statements. For the three-month period ended September 30, 1999, FMC’s sales included $77 million relating to sales of phosphorus chemicals. FMC’s share of Astaris’ operating earnings is accounted for under the equity method and is included in operating profit for the Industrial Chemicals segment.

Operating profit (net of minority interests), excluding amounts recorded in the third quarter of 1999 for asset impairments, restructuring and other charges, and gains on sales of businesses, increased to $101.2 million in 2000 from $85 million in last year’s third quarter. Higher operating profits in 2000 are the result of increased profitability in Agricultural Products and Specialty Chemicals. This increased profitability was partially offset by increased energy costs and losses on currency translation brought about by a weaker euro, factors having an impact to some extent across all of FMC’s businesses.

Income from continuing operations increased to $56 million, or $1.79 per share on a diluted basis, in the third quarter of 2000 compared with third quarter 1999 income from continuing operations before one-time items of $43 million, or $1.33 per share on a diluted basis.

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

Average shares outstanding used in the quarters’ diluted earnings per share calculations decreased to 31.6 million in 2000 from 32.3 million in the prior year’s quarter, primarily due to shares repurchased by the company in the fourth quarter of 1999 under its share repurchase program.

During the third quarter of 2000, the company recorded a net loss from discontinued operations amounting to $66.7 million (net of an income tax benefit of $15.0 million; $2.11 per share on a diluted basis), substantially all of which related to settlement of litigation related to FMC’s discontinued defense business. See “Results of Discontinued Operations” below.

The company recorded a net loss of $10.2 million, or $0.32 per share on a diluted basis in the third quarter of 2000, compared with net income of $64.1 million, or $1.98 per share on a diluted basis in the third quarter of 1999.

Energy Systems

Energy Systems sales of $244 million in the third quarter of 2000 declined slightly from $251 million in the third quarter of 1999, while third quarter 2000 operating profits of $18 million were down from $23 million in the third quarter of 1999. Lower sales and profits were primarily the result of lower sales of systems used in both oil exploration and production and in downstream marketing terminal projects. However, these declines were partially offset by increased sales and profits from fluid control equipment.

Increased sales and orders of energy transportation and measurement products and services in 2000 are attributable primarily to increased demand and improved margins in connection with fluid control flowline equipment for service company applications. Management views increased fluid control activity, and specifically flowline equipment, as a positive indicator of strengthening in oil industry exploration and production activity.

Petroleum equipment and systems revenues declined when compared with the third quarter of 1999, reflecting continued delays in receipt of new orders for large projects from petroleum exploration customers. During the third quarter of 2000, FMC signed significant alliance agreements with AGIP and Norsk Hydro to provide systems used in deep water oil exploration and production. Revenues related to these contracts are expected to begin to materialize in 2001.

Food and Transportation Systems

Food and Transportation Systems third quarter sales were $209 million, down from $220 million in the third quarter of 1999. Earnings for the quarter were $15 million compared with $18 million in the third quarter of 1999. When compared with the three months ended September 30, 1999, sales of airport products and systems, and to a lesser degree, certain food machinery product lines were primarily responsible for the decrease in third quarter sales. These reductions were partially offset by higher sales of freezing equipment, largely the result of the acquisition of Northfield Freezing Equipment in the first quarter of 2000.

FMC FoodTech’s third quarter 2000 sales were higher when compared with the third quarter of last year. Additional sales of freezing and canning equipment were partially offset by lower sales of agricultural harvesting equipment, citrus systems and tomato processing equipment. Operating profits for this division were down slightly, attributable to agricultural harvesting equipment, a smaller number of citrus equipment projects, and the timing of equipment delivery of food processing systems. In addition, lower margins for freezers kept operating income somewhat flat in 2000 when compared with 1999, when FMC FoodTech benefited from higher margins on specialty equipment sales.

Airport products and systems had lower sales while operating earnings were slightly higher in the third quarter when compared with 1999. Lower sales in 2000 when compared with 1999 related to deicers, loaders and automated material handling systems. Higher operating earnings were the result of a strong domestic market for passenger boarding bridges and the result of expense reductions, partially offset by weaker volumes in the product lines mentioned above and in international sales, particularly in Europe and the Middle East.

The company has begun work for the U.S. Air Force on the Next Generation Small Loader contract, which had been placed on hold in July 2000 due to an unsuccessful appeal by a competitor. The five-year contract is valued at $135 million and has the potential to generate sales of $458 million over the next 15 years.

Agricultural Products

Agricultural Products sales for the third quarter of 2000 were $181 million, up slightly from $177 million in 1999 while quarterly earnings of $29 million increased significantly when compared with $10 million in 1999. Pesticides sales to higher-margin crop rescue markets in North America continued to demonstrate a return towards normal pest pressure this year. Herbicide sales were also strong in the third quarter in both North America and Latin America. In addition, the segment reported higher sales to Latin America, as more normal economic conditions prevailed in Brazil after last year’s currency devaluation. These improvements were partially offset by weaker sales in Asia and Europe.

Increased earnings on higher sales and lower manufacturing costs were partially offset by higher research and development costs for continued pre-development spending on a potential new herbicide as well as higher costs associated with joint insecticide discovery programs with deVGen, a Belgian-based biotechnology company.

During the third quarter of 2000, the company learned that future sales under its previously disclosed long-term contractual agreement to supply the herbicide sulfentrazone to DuPont may be lower than previously anticipated. Although sales to DuPont may be lower than prior estimates, FMC is developing other market opportunities for sulfentrazone and does not anticipate a material adverse impact on segment earnings.

Specialty Chemicals

Specialty Chemical sales were $115 million in the third quarter of 2000, down from $139 million in the third quarter of 1999. Earnings of $22 million increased from $17 million in the prior year period.

Lower sales for FMC BioPolymer during the third quarter reflect the effect of the weaker euro on translation to the U.S. dollar, and competitive pricing issues in certain markets. In addition, the company divested its process additives and bioproducts businesses in July 1999. Third quarter 1999 revenues from the divested businesses were partially replaced by higher sales from FMC BioPolymer, which expanded with the acquisition of the Pronova alginate business in June 1999. (Business combinations and divestitures are discussed in the company’s September 30, 2000 consolidated financial statements in Notes 11 and 12, respectively.) Lithium Division sales were relatively flat when compared with the prior year quarter, but profits improved as a result of cost reduction efforts. Year-to-date sales are higher than the prior year primarily the result of increased demand for butyllithium from international markets.

Increased segment profitability for the three months ended September 30, 2000 is attributable to lower manufacturing costs in both the BioPolymer and lithium operations.

Management has committed $30 million to upgrade and expand FMC BioPolymer’s manufacturing facilities in the US and Ireland over the next three years. Management expects this additional capacity to enable the company to satisfy a growing market and maintain competitive economic scale.

FMC currently sources a majority of its lithium carbonate from a South American manufacturer and continues to evaluate various strategies to improve results of operations, including the possibility of reducing or increasing reliance on certain components of the division’s existing asset base.

Industrial Chemicals

Industrial Chemicals third quarter 2000 sales of $172 million were lower when compared with 1999 sales of $252 million, while earnings (net of minority interest) were relatively flat at $30 million when compared with 1999. Lower sales, primarily attributable to the deconsolidation of the company’s phosphorus operations, were partially offset by favorable comparisons for sales and earnings in the hydrogen peroxide business and increased earnings for soda ash.

Lower sales for the segment are primarily attributable to a change in reporting with the startup of Astaris, a joint venture with Solutia. (See Note 10 to the company’s September 30, 2000 consolidated financial statements.) Beginning April 1, 2000, phosphorus revenues are not consolidated with the segment’s sales revenues. Segment profits from phosphorus (which includes FMC’s share of the earnings from Astaris) were down primarily due to the impact of increased energy costs on Astaris operations and to environmental compliance-related costs retained by FMC. The latter is related to design, implementation and depreciation costs associated with capital spending in Pocatello, ID in connection with a consent decree under the Resource Conservation and Recovery Act.

FMC Foret (Spain) had lower sales and earnings when compared with the third quarter of 1999, resulting from a substantial loss on currency translation related to the euro, partially offset by increased sales of phosphates and to a lesser extent, hydrogen peroxide, in the third quarter of 2000. Higher energy costs also had a negative impact on 2000 earnings when compared with 1999.

Sales of soda ash in the third quarter of 2000 were lower when compared with the prior year’s quarter, as lower prices, primarily to export markets, were partially offset by higher volumes. Earnings were up slightly in 2000 when compared with 1999, and lower manufacturing, transportation and period costs more than offset the effect on earnings of lower prices.

Hydrogen peroxide results in the third quarter of 2000 included increased revenues and profitability when compared with 1999, with increased volume and prices as a result of the upward trend in demand from the pulp and paper market.

Management continues to monitor rising energy costs, a factor that is having an unfavorable influence on 2000 results.

Corporate

Corporate expenses of $17 million in the third quarter of 2000 were down from $20 million in the third quarter of 1999, reflecting continued cost improvements.

Interest expense

Interest expense of $26 million in the third quarter of 2000 decreased approximately $2 million compared to the same quarter last year, primarily as a result of lower debt levels in 2000.

Effective tax rates

The company’s effective tax rates applicable to income from continuing operations (before asset impairments, restructuring and other charges and gains on sales of businesses in 1999) for the quarters ended September 30, 2000 and 1999 were 25 and 26 percent, respectively. Including one-time gains and losses in 1999, the effective rate was eight percent, reflecting lower foreign tax rates on portions of the gains on sales of two businesses and the non-taxable gain on goodwill for one of the businesses sold. In addition, the rate in 1999 reflects the benefit of higher U.S. rates associated with the majority of the asset impairments and restructuring and other charges.

Order backlog

FMC’s backlog of unfilled orders of $480 million for Energy Systems at September 30, 2000 was down $113 million from backlog at year-end 1999 and down $138 million from a backlog of $618 million at September 30, 1999. Delays in the receipt of anticipated new project orders from both upstream petroleum exploration customers and from downstream marketing terminal customers resulted in a decline in backlog at September 30, 2000 when compared with backlog at both September 30, 1999 and December 31, 1999. Partially offsetting the decline at September 30, 2000 when compared with December 31, 1999 was an increase in backlog for fluid control equipment. Management believes that increased demand for fluid control equipment typically occurs in the early part of an energy industry upturn.

Food and Transportation Systems backlog of $227 million decreased $20 million from the end of 1999 and decreased $23 million from backlog at September 30, 1999. When compared with December 31, 1999, backlog at September 30, 2000 includes a greater number of aircraft deicers as a result of seasonal orders, an increase in the amounts relating to airline cargo loaders and other ground support equipment, and increased backlog for food freezing equipment. However, these increases were more than offset by reduced levels of backlog for food processing systems and agricultural harvesting equipment. Reduced backlog when compared with September 30, 1999 is the result of fewer orders for food processing equipment and Jetway when compared with a very strong 1999, partially offset by increased backlog for freezing equipment. Included in backlog of $227 million at September 30, 2000 is $8 million relating to the company’ s recently awarded contract with the U.S. Air Force for sales of cargo loaders. While the project authorizes initial spending of $8 million, the total five-year contract value is $135 million.

Backlog is not reported for Agricultural Products, Specialty Chemicals or Industrial Chemicals due to the nature of these businesses.

Results of Discontinued Operations

FMC recorded, on an after-tax basis, a provision of $66.7 million and earnings of $18.0 million related to discontinued operations for the nine-month periods ended September 30, 2000 and 1999, respectively.

During the third quarter of 2000, the company recorded a net loss from discontinued operations of $66.7 million (net of income taxes of $15.0 million; $2.11 per share on a diluted basis), substantially all of which related to settlement of litigation related to FMC’s discontinued defense business. See Note 13 to the company’s September 30, 2000 consolidated financial statements. An after-tax charge of $1.0 million related to post-retirement benefits for former employees of discontinued operations was also included in the third quarter 2000 loss.

For the nine months ended September 30, 1999, earnings from discontinued operations of $18.0 million (net of income taxes of $11.5 million; $0.55 per share on a diluted basis), consisted of the gain on the sale of real estate parcels previously used by the company’s discontinued defense systems operations. The properties were sold in the second quarter of 1999 for $33.5 million in cash.

Reserves for discontinued operations and other liabilities at September 30, 2000 and December 31, 1999 were $319.6 million and $319.2 million, respectively, and consist primarily of long-term environmental, post-employment benefit, and self-insurance obligations associated with operations discontinued between 1976 and 1997 and environmental obligations related to the company’s operating facilities. The company’ s obligation related to the settlement of litigation for discontinued operations amounts to $80.0 million and is included in accrued and other current liabilities at September 30, 2000. See Note 3 to the company’s December 31, 1999 consolidated financial statements and Notes 7 and 13 to the company’s September 30, 2000 financial statements.

Results of Operations – Nine Months Ended September 30, 2000
Compared With Nine Months Ended September 30, 1999

For the first nine months of 2000, sales were $2.8 billion, down from $3.1 billion in the first nine months of 1999. Increased sales for 2000 year to date of Agricultural Products and Food and Transportation Systems were more than offset by decreased sales in the remaining segments, primarily Industrial Chemicals and Energy Systems. The formation of the Astaris joint venture had a significant impact on sales recorded by Industrial Chemicals. Beginning April 1, 2000, phosphorus-related revenues are not included in FMC’s consolidated sales revenues. The decline in revenues for Energy Systems in 2000 was the result of continued customer delays in the placement of orders for large system projects used in both oil exploration and production and in downstream marketing terminal applications.

In 2000, the company recorded one-time restructuring, impairment and environmental charges of $57 million ($35 million after-tax, or $1.11 per share). In 1999, the company recorded one-time gains of $55.5 million ($47.6 million after tax, or $1.47 per share) from the sales of its process additives and bioproducts operations. In addition, the company recorded asset impairments of $29.1 million ($17.8 million after tax, or $0.55 per share) and restructuring and other charges of $14.7 million ($9.0 million after tax, or $0.28 per share) during 1999. Asset impairments and restructuring and other charges (in 1999 and 2000) and gains on sales of businesses (in 1999) are described in Notes 4 and 12, respectively, to the company’s September 30, 2000 consolidated financial statements. These items are excluded from the segment operating profit discussions below.

Segment operating profit (net of minority interests) increased to $338 million in the first nine months of 2000 from $333 million in 1999. Lower operating earnings from the Energy Systems and Industrial Chemicals segments were more than offset by increased profitability attributable to Agricultural Products and Specialty Chemicals.

After-tax income from continuing operations before asset impairments, restructuring and other charges was $162 million for the first nine months of 2000, or $5.15 per share on a diluted basis, up from after-tax income from continuing operations before asset impairments, restructuring and other charges and the gain on sales of businesses of $142 million, or $4.35 per share in the first nine months of 1999. Income from continuing operations, including the one-time items recorded in 1999 and 2000, was $127 million, or $4.04 per share on a diluted basis, in the first nine months of 2000 compared with $163 million, or $4.99 per share in the first nine months of 1999.

Results of discontinued operations in the first nine months of 2000 consisted of a provision for $66.7 million net of taxes, or $2.12 per share, substantially all of which related to settlement of litigation related to FMC’s discontinued defense business. Results of discontinued operations in during the same period in 1999 consisted of income of $18 million, or $0.55 per share, net of income taxes, and represented the gain on the sale of real estate parcels previously used by the company’s discontinued defense systems operations.

Corporate expenses were $52 million and $59 million for the nine-month periods ended September 30, 2000 and 1999, respectively, reflecting management’s continued cost reduction efforts.

For the nine-month period ended September 30, net interest expense decreased $7 million to $74 million in 2000, primarily the result of lower average debt levels and an increase in capitalized interest in 2000.

The company’s effective tax rates applicable to income from continuing operations (before one-time losses in 2000 and one-time gains and losses in 1999) for the nine-month periods ended September 30, 2000 and 1999 were 25 and 26 percent, respectively. Including one-time items, the effective tax rates for both 2000 and 1999 were 20 percent, reflecting the benefit of higher U.S. tax rates associated with the majority of the asset impairments and restructuring and other charges recorded in both years.

Energy Systems sales of $756 million in the first nine months of 2000 decreased from $835 million in the first nine months of 1999, and earnings of $49 million in 2000 decreased from $64 million in the prior year period. As noted earlier, the effects of delays in obtaining contracts for both large oil exploration projects and downstream marketing terminals were somewhat offset by higher fluid control and land wellhead sales in 2000.

Year-to-date 2000 Food and Transportation Systems sales increased to $635 million from $619 million in 1999, and earnings of $50 million in 2000 increased from 1999 earnings of $48 million. Improved sales and profitability reflect primarily the acquisition of Northfield Freezing Equipment and the increase in sales volume of tomato and citrus processing systems, partially offset by lower performance from agricultural machinery and Frigoscandia equipment. When compared with the first nine months of 1999, airport products and systems had improved profitability in 2000, with higher margins attributable to the completion of projects for North American customers who had placed orders in 1999, and to lower period costs. Sales for airport products and systems were lower during the same comparative periods as a result of economic pressure on airline profitability in 2000.

Specialty Chemicals continued the 2000 trend of increased earnings on lower sales, as sales of $366 million in 2000 were approximately $75 million lower compared with the prior year period, while earnings increased nearly $10 million to $67 million in 2000. Reduced revenues resulting from the July 1999 sales of the process additives and bioproducts businesses were partially offset by revenue from the acquisition in June 1999 of the Pronova alginates business. Increased profitability for the segment is attributable to higher margins in the acquired business, Pronova, and to improved results from lithium operations.

Agricultural Products sales for the nine-month period were $532 million, up from $499 million in the prior year period. Earnings were $80 million compared with $61 million in the first nine months of 1999. Lower sales and profits in 1999 reflect the fact that there was abnormally low agricultural pest pressure in 1999, especially in third quarter. Increased earnings in 2000 are attributable to increased volumes and higher margins on sales to crop rescue markets in North America and stronger sales of herbicides in North and Latin America, partially offset by increased spending on research and development and higher costs in FMC’s Latin American operations during 2000 when compared with 1999.

Industrial Chemical sales decreased to $565 million in the first nine months of 2000 from $703 million in 1999, and earnings (net of minority interest) decreased to $93 million in 2000 from $102 million in 1999. FMC recorded lower sales as a result of the transfer of the phosphorus business to the Astaris joint venture effective April 1, 2000. Phosphorus sales for the comparable period (April 1, 1999 to September 30, 1999) of $154 million are included in 1999 segment revenues. FMC’s share of Astaris’ earnings is included in the segment operating profit for Industrial Chemicals. While 2000 revenues and earnings from FMC Foret were depressed by increased energy costs and the translation impact of the weaker euro, there were increases partially offsetting the decline in revenues and earnings from both hydrogen peroxide and soda ash, the latter a result of the Tg Soda Ash acquisition in mid-1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks”, under ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INDEPENDENT ACCOUNTANTS’ REPORT

A report by KPMG LLP, FMC’s independent certified public accountants, on the consolidated financial statements included in Form 10-Q for the quarter ended September 30, 2000 is included on page 28.

Independent Accountants’ Report

The Board of Directors
FMC Corporation:

We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of September 30, 2000, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of December 31, 1999 and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended (not presented herein); and in our report dated January 20, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Chicago, Illinois
October 19, 2000

PART II – OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In October, 2000, the company announced an agreement to settle a lawsuit related to its discontinued defense operations. As a result, the company recorded a $65.7 million charge (net of an income tax benefit of $14.3 million) in its results of discontinued operations during the three-month period ended September 30, 2000.

In 1986, Mr. Henry Boisvert, then an employee of the company’s former defense operations engaged in production of the Bradley Fighting Vehicle (the “Bradley”), brought the lawsuit against the company under the False Claims Act, alleging that the Bradley did not meet certain specifications of the U.S. Army. The U.S. government investigated the allegations and declined to intervene as a plaintiff.

A jury returned a verdict against the company in the amount of $125 million, plus penalties, on April 14, 1998. Under law, portions of the jury verdict were subject to doubling or trebling.

On December 24, 1998, the U.S. District Court for the Northern District of California entered judgment for Mr. Boisvert in the amount of $87 million, plus interest, legal fees and costs, which could have totaled in excess of $110 million. Both sides then appealed to the U.S. Court of Appeals for the Ninth Circuit but reached agreement in a mediated settlement before oral argument. In reaching the settlement, the company did not admit any error or liability. The settlement is subject to approval from the U.S. Department of Justice and the U.S. District Court and is expected to be paid prior to December 31, 2000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

Number in Exhibit Table	Description

10.4.a.1*	Second Amendment of FMC Corporation Employees’ Retirement Program—Part I Salaried and Nonunion Hourly Employees’ Retirement Plan

10.4.b.1*	Second Amendment of FMC Corporation Employees’ Retirement Program—Part II Union Hourly Employees’ Retirement Plan

10.4.c*	FMC Corporation Defined Benefit Retirement Trust

10.5.b*	First Amendment of FMC Corporation Savings and Investment Plan

10.5.c*	First Amendment of FMC Corporation Savings and Investment Plan for Bargaining Unit Employees

11	Statement re: computation of diluted earnings per share

12	Statement re: computation of ratios of earnings to fixed charges

15	Letter re: unaudited interim financial information (KPMG LLP)

27	Financial data schedule

*Indicates a management contract or compensatory plan or arrangement

        (b)  Reports on Form 8-K

Form 8-K dated August 10, 2000 announcing that FMC Chairman and CEO Robert N. Burt was recovering in a Chicago-area hospital after undergoing neurosurgery.

Form 8-K dated August 24, 2000 announcing that FMC Chairman and CEO Robert N. Burt, who had been working part-time after undergoing successful surgery on August 10 to remove a brain tumor, would resume his full-time work schedule after Labor Day.

Form 8-K dated September 19, 2000 announcing that FMC expects to meet or exceed third quarter, year 2000 earnings expectations and that a dividend was received from Astaris.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

Date: November 14, 2000	/s/ Ronald D. Mambu Vice President, Controller and duly authorized officer

EXHIBIT INDEX

Number in Exhibit Table	Description

10.4.a.1*	Second Amendment of FMC Corporation Employees’ Retirement Program—Part I Salaried and Nonunion Hourly Employees’ Retirement Plan

10.4.b.1*	Second Amendment of FMC Corporation Employees’ Retirement Program—Part II Union Hourly Employees’ Plan

10.4.c*	FMC Corporation Defined Benefit Retirement Trust

10.5.b*	First Amendment of FMC Corporation Savings and Investment Plan

10.5.c*	First Amendment of FMC Corporation Savings and Investment Plan for Bargaining Unit Employees

11	Statement re: computation of diluted earnings per share

12	Statement re: computation of ratios of earnings to fixed charges

15	Letter re: unaudited interim financial information (KPMG LLP)

27	Financial data schedule

*Indicates a management contract or compensatory plan or arrangement.