Form 10-K405
period 2000-12-31
FMC CORP
filed 2001-03-29
CIK 37785

--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to __________
     Commission file number 1-2376


                                FMC CORPORATION
             (Exact name of registrant as specified in its charter)


        Delaware                              94-0479804
  -------------------------------         -------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

200 East Randolph Drive,
Chicago, Illinois                                60601
-------------------------------           -------------------
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

INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.   [X]

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF FEBRUARY 28, 2001, WAS $2,334,466,263. THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $0.10 PAR VALUE, OUTSTANDING AS OF THAT DATE WAS 30,819,000.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

DOCUMENT                             FORM 10-K REFERENCE
--------                             -------------------

Portions of 2000 Annual Report       Part I, Item 1; Part
to Stockholders                      II; and Part IV, Items
                                     14(a)(1) and (2)

Portions of Proxy Statement for      Part III
2001 Annual Meeting of Stockholders

--------------------------------------------------------------------------------

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

The company is one of the world's leading producers of machinery and chemicals for industry and agriculture. The company employs 14,802 people at 90 manufacturing facilities and mines in 25 countries.

The company operates in five principal industry segments: Energy Systems; Food and Transportation Systems; Agricultural Products; Specialty Chemicals; and Industrial Chemicals. Energy Systems provides subsea drilling and production systems, floating production, surface drilling and production systems for companies involved in the exploration and production of crude oil and natural gas. Food and Transportation Systems provides technologically advanced handling and processing systems to industrial companies. Agricultural Products supplies crop protection and pest control chemicals for worldwide markets. Specialty Chemicals develops and manufactures highly specialized chemical products used in food, pharmaceutical and personal care products. Industrial Chemicals provides commodity-based chemicals produced in large quantities for industrial consumers.

Business and geographic segment data for 2000, 1999 and 1998 are summarized in
Note 18 to the consolidated financial statements on pages 51 through 53 of the 2000 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 1.    BUSINESS

                             Incorporated by Reference From:

(a) General Development  -  2000 Annual Report to Stockholders, pages 2-4 and
    of Business             59 (inside back cover), Management's Discussion and
                            Analysis on pages 20-30, and Notes 2 through 6 to the consolidated financial statements on pages 38-41

(b) Financial Information - 2000 Annual Report to Stockholders, Note 18 to the
    About Industry          consolidated financial statements, pages 51-53
    Segments

(c) Narrative Description - 2000 Annual Report to Stockholders, pages 16-19 and
    of Business             20-30



Source and Availability of Raw Materials
----------------------------------------

FMC's raw material requirements vary by business segment and include mineral-related natural resources, processed chemicals, seaweed, steel, aluminum, steel castings and forgings and energy sources, such as oil, gas, coal, coke, hydroelectric power and nuclear power.

Ores used in the Industrial Chemicals manufacturing process, such as trona, are produced from mines in the United States on property held by FMC under long-term leases subject to periodic adjustment of royalty rates. Raw materials used by Specialty Chemicals include lithium carbonate, which is obtained from a South American manufacturer under a long-term sourcing agreement, and alginates and carrageenan, which are derived from various types of seaweed that are sourced by the company on a global basis. Raw materials used by Agricultural Products, primarily processed chemicals, are obtained from worldwide sources. The business segments that are involved in machinery production, Energy Systems and Food and Transportation Systems, purchase carbon steel, stainless steel, and aluminum and steel castings and forgings both domestically and internationally.

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


Seasonality
-----------

The seasonal nature of the crop protection market and the geographic spread of the Agricultural Products business generally produce stronger earnings in the second and third quarters. Agricultural products sold into the northern hemisphere (North America, Europe and parts of Asia) serve seasonal agricultural markets from March through September, while markets in the southern hemisphere (Latin America, parts of Asia and Australasia) are served from July through December.

The remainder of FMC's businesses is generally not subject to significant seasonal fluctuations.


Competitive Conditions
----------------------

FMC encounters substantial competition in each of its five business segments. This competition is expected to continue in both the United States and markets outside the United States. FMC markets its products through its own sales organization and through independent distributors and sales representatives. Competitive factors impacting sales of the company's products include: price, service (including the ability to deliver products on an "as needed, where needed" basis), product quality and differentiation, warranty, technological innovation and technical proficiency. The number of the company's principal competitors varies from segment to segment. FMC competes by operating in a cost-efficient manner and by leveraging its industry experience to provide advanced technology, integrated systems, high product quality and reliability and quality aftermarket service.

FMC's Energy Systems competes with other companies that supply subsea systems and floating production products, and with smaller companies that are focused on a specific application, technology or geographic area. The Energy Systems segment differentiates itself by the depth of its industry experience, engineering and design capabilities, product performance, integrated systems, global manufacturing capability, quality, reliability, service and price.

FMC's Food and Transportation Systems competes with a variety of local and regional companies, which typically are focused on a specific application, technology or geographic area, and with a few multinational companies. This segment also differentiates itself on the depth of its industry experience, engineering and design capabilities, product performance, integrated systems, reliability, service, price and on the basis of yield and hygiene.

FMC's Agricultural Products competes in the crop protection market for insecticides and pesticides and to a lesser extent in the pest control and turf markets. The industry structure is composed of seven major global competitors and a large number of smaller, sometimes regional, competitors of which FMC is a leader. This segment has a leading global position in pyrethroid chemistry and an expanding herbicide portfolio. Agricultural Products differentiates itself by its flexibility to react to worldwide market conditions, direct distribution in key markets, solid product stewardship programs and focused research and development.

Specialty Chemicals has leading or significant positions in markets that include alginate, carrageenan, microcrystalline cellulose and lithium based products. This segment's customers consist primarily of industries engaged in the food, pharmaceutical, agricultural and specialty additives businesses. Specialty Chemicals competes on the basis of product differentiation, customer service and price.

Industrial Chemicals serves the alkali, hydrogen peroxide and phosphorus markets predominantly in the United States and to a lesser extent, Europe. Industrial Chemicals is the world's largest producer of natural soda ash and maintains a leadership position in the soda ash market in the United States. In addition, this segment maintains a leading position in the North American market for hydrogen peroxide through operation of a freight-efficient four plant network. In the production of both soda ash and hydrogen peroxide, FMC competes by employing low cost processing technology. At its Spain-based phosphorus operations, Industrial Chemicals possesses a strong cost and market position. FMC participates in the phosphorus business in the United States through Astaris LLC ("Astaris"), FMC's joint venture with Solutia Inc. Astaris is the lowest cost producer of sodium tripolyphosphate in the United States. Astaris and Rhodia are the two major global competitors in the North American phosphorus market, and competition is based primarily on price and product differentiation through customer service.

See pages 16 through 19 of the 2000 Annual Report to Stockholders for information about each business segment's principal products.


Research and Development Expense
--------------------------------

In Millions
                                              Year Ended December 31,
                                              -----------------------
                                       2000              1999              1998
                                       ----              ----              ----
Energy Systems                      $  33.8           $  25.7           $  24.7
Food and Transportation Systems        22.9              26.1              26.0
Agricultural Products                  66.7              60.9              60.2
Specialty Chemicals                    19.1              21.2              28.0
Industrial Chemicals                   12.0              18.5              18.6
Corporate                                --                --               0.2
                                     ------            ------            ------
    Total                            $154.5            $152.4            $157.7
                                     ======            ======            ======


When compared with 1999, FMC's research and development ("R & D") expense increased in 2000 for Energy Systems and Agricultural Products. These increases were partly offset by a decrease in R & D expense for Industrial Chemicals.

Energy Systems had increased R & D spending in 2000, primarily directed at new subsea market initiatives. Higher R & D expense for Agricultural Products in 2000 was primarily related to development of a new herbicide and to investment in an insecticide discovery program with biotechnology alliance partner Devgen.

Lower R & D expense in 2000 for Industrial Chemicals was attributable to the formation of a phosphorus joint venture, resulting in phosphorus-related R & D expense no longer being recorded in the research and development expense caption in FMC's 2000 consolidated statements of income.

When compared with 1998, the company had lower R & D expense in 1999. This reduction was largely attributable to the Specialty Chemicals business and resulted primarily from the divestitures of businesses.

Environmental
-------------
                                        Incorporated by Reference From:

Compliance with Environmental Laws   -  2000 Annual Report to Stockholders,
and Regulations                         Note 12 to the consolidated financial
                                        statements on pages 45-47


Employees
---------

FMC employs 14,802 people in its domestic and foreign operations. Approximately 1,800 such employees are represented by collective bargaining agreements in the United States. In 2001, two of the company's 12 collective bargaining agreements will expire, covering approximately 1,500 employees. These contracts are under negotiation at the present time. FMC maintains good employee relations and has successfully concluded virtually all of its recent negotiations without a work stoppage. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. FMC, however, cannot predict the outcome of future contract negotiations.


                                        Incorporated by Reference From:

(d) Financial Information About      -  2000 Annual Report to Stockholders,
    Foreign and Domestic Operations     page 53
    and Export Sales


Forward Looking Statements - Safe Harbor Provisions
---------------------------------------------------

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: FMC and its representatives may from time to time make written or oral statements that are "forward-looking" and provide other than historical information, including statements contained in the Annual Report, in the company's other filings with the Securities and Exchange Commission or in reports to its stockholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed below.

In some cases, FMC has identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "expects," "should," "could," "may," "will continue to," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. The company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, the company is hereby identifying important factors that could affect the company's financial performance and could cause the company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Among the factors that could have an impact on the company's ability to achieve our operating results and growth plan goals are:

 .  Significant price competition;

 . The impact of unforeseen economic and political changes in the international markets where the company competes, including currency exchange rates, war, civil unrest, inflation rates, recessions, trade restrictions, foreign ownership restrictions and economic embargoes imposed by the United States or any of the foreign countries in which FMC does business; changes in governmental laws and regulations and the level of enforcement of these laws and regulations; other governmental actions; and other external factors over which the company has no control;

 .  The impact of significant changes in interest rates or taxation rates;

 . Increases in ingredient or raw material prices compared with historical levels, or shortages of ingredients or raw materials;

 . Inherent risks in the marketplace associated with new product introductions and technologies, particularly in agricultural and specialty chemicals;

 . Changes in capital spending by customers in the petroleum exploration, commercial food processing and airline industries;

 .  Risks associated with developing new manufacturing processes;

 . The ability of the company to integrate possible future acquisitions or joint ventures into existing operations;

 . Risks associated with increases in the cost of energy, particularly increases in electric power costs;

 .  The impact of freight transportation delays beyond the control of FMC;

 . Risks associated with joint venture, partnership or limited endeavors in which FMC may be responsible at least in part for the acts or omissions of its partners;

 .  Conditions affecting domestic and international capital markets;

 . Risks derived from unforeseen developments in industries served by FMC, such as extreme weather patterns or low insect infestations in the agricultural sector, political or economic changes in the energy industries, and other external factors over which FMC has no control;

 . Risks associated with litigation, including the possibility that current reserves relating to FMC's ongoing litigation may prove inadequate;

 . Environmental liabilities that may arise in the future that exceed the company's current reserves; and

 .  Increased competition in the hiring and retention of employees.

The company wishes to caution that the foregoing list of important factors may not be all-inclusive, and specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

With respect to forward-looking statements set forth in the notes to consolidated financial statements, including those relating to environmental obligations, contingent liabilities and legal proceedings, as well as FMC's 2000 Annual Report on Form 10-K, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities and the actions of plaintiffs, judges and juries.

ITEM 2.    PROPERTIES

FMC leases executive offices in Chicago and administrative offices in Philadelphia. The company operates 90 manufacturing facilities and mines in 25 countries. Its major research facility is in Princeton, NJ.

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

                                        Latin
                                       America
                              United     And     Western
                              States    Canada    Europe    Other    Total
                             --------  --------  --------  -------  -------
Energy Systems                      8         5         5        3       21
Food and Transportation
 Systems                           12         2         7        1       22
Agricultural Products               5         1         -        3        9
Specialty Chemicals                 3         3         7        1       14
Industrial Chemicals                8         2        14        -       24
                                   --        --        --       --       --
    Total                          36        13        33        8       90
                                   ==        ==        ==        =       ==



ITEM 3.  LEGAL PROCEEDINGS

Environmental Proceedings
-------------------------

In June 1999, the Federal District Court in Idaho approved a Consent Decree signed by the company, the United States Environmental Protection Agency ("EPA") (Region X) and the United States Department of Justice ("DOJ") settling outstanding alleged violations of the Resource Conservation and Recovery Act ("RCRA") at the company's former Phosphorus Chemicals ("PCD") plant in Pocatello, Idaho. Continuing commitments under the Consent Decree include injunctive relief covering remediation expense for closure of existing ponds, estimated at $30 million, and approximately $80 million of capital costs for waste treatment projects. These amounts will be expended over the next several years. The company provided reserves for the estimated expenses related to the Consent Decree in prior periods.

In addition, FMC signed a second Consent Decree with the EPA, which was lodged in court on July 21, 1999. The Consent Decree relates to a Record of Decision ("ROD") issued by the EPA in 1998 which addresses previously closed ponds on the FMC portion of the Eastern Michaud Flats Superfund site, including FMC's former Pocatello, Idaho facility. The remedy the EPA selected in the ROD is a combination of capping, surface runoff controls and institutional controls for soils, with a contingency for extraction and recycling for hydraulic control of groundwater. On August 3, 2000, the DOJ withdrew the CERCLA Consent Decree and announced that it needed to review the administrative record supporting its remedy selection decision. EPA has estimated that this review would take approximately one year to complete. FMC believes its reserves for environmental costs adequately provide for the estimated costs of the existing ROD for the site and the expenses previously described related to the RCRA Consent Decree. Management can not predict the potential changes in the scope of the ROD, if any, resulting from the EPA's remedy review, nor estimate the potential incremental costs, if any, of such changes.

On October 21, 1999, the Federal District Court for the Western District of Virginia approved a Consent Decree signed by the company, the EPA (Region III) and the DOJ regarding past response costs and future clean-up work at the discontinued fiber manufacturing site in Front Royal, Virginia. As part of a prior settlement, government agencies are expected to reimburse FMC for approximately one-third of the clean-up costs due to the government's role at the site. FMC's $70 million portion of the settlement was charged to earnings in 1998 and prior years.

See Note 12 to the consolidated financial statements (pages 45-47 of the 2000 Annual Report to Stockholders) for a discussion of legal proceedings against other Potentially Responsible Parties and insurers for contribution and/or coverage with respect to environmental remediation costs.

Other
-----

In October, 2000, the company announced an agreement to settle a lawsuit related to its discontinued Defense Systems business. As a result, the company recorded a $65.7 million charge (net of an income tax benefit of $14.3 million) in its results of discontinued operations during the quarter ended September 30, 2000. After receiving approval from the DOJ and the U.S. District Court, the company paid approximately $80 million to settle the lawsuit in January 2001.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


Executive Officers of the Registrant
------------------------------------

The executive officers of FMC Corporation, together with the offices in FMC Corporation currently held by them, their business experience since January 1, 1996 and earlier and their ages as of March 1, 2001, are as follows:

                          Age     Office, year of election and other
Name                    3/1/2001  information for past five years
-------------------------------------------------------------------------------

Robert N. Burt             63     Chairman of the Board and Chief Executive
                                  Officer (91); President (90-93)

Joseph H. Netherland       54     President (99); Executive Vice President
                                  (98); Vice President (87) and General
                                  Manager-Energy Systems Group (93)

William G. Walter          55     Executive Vice President (00); Vice
                                  President and General Manager-Specialty
                                  Chemicals Group (97); General Manager-Alkali
                                  Division (92); International Managing
                                  Director-Agricultural Products Group (91);
                                  Division Manager, Defense Systems
                                  International (86); Director
                                  of Marketing/Sales-Construction Equipment
                                  Group (82)

William H. Schumann III    50     Senior Vice President and Chief Financial
                                  Officer (99); Vice President, Corporate
                                  Development (98); Vice President and General
                                  Manager-Agricultural Products Group (95);
                                  Director, North American Operations,
                                  Agricultural Products Group (93-95); Executive
                                  Director, Corporate Development (91-93)

Stephen F. Gates           54     Senior Vice President, General Counsel and
                                  Secretary (00); Executive Vice President, BP
                                  Amoco plc (99-00); Vice President, General
                                  Counsel and Secretary, Amoco Corporation
                                  (95-98)

Charles H. Cannon, Jr.     48     Vice President and General Manager-FMC
                                  FoodTech (94) and Transportation Systems Group
                                  (98); Manager, Food Processing Systems
                                  Division (92-94)

W. Kim Foster              52     Vice President and General Manager-
                                  Agricultural Products Group (98); Director,
                                  International, Agricultural Products Group
                                  (97-98); Division Manager, Airport Products and Systems Division (91-97)

Robert I. Harries          57     Vice President (92) and General Manager-
                                  Chemical Products Group (94)

Peter D. Kinnear           53     Vice President (00); General Manager,
                                  Petroleum Equipment and Systems Division (94);
                                  Division Manager, Wellhead Equipment Division
                                  (92); Division Manager, Fluid Control
                                  Division (85)

Stephanie K. Kushner       45     Vice President and Treasurer (99); Director,
                                  Financial Planning (97); Controller, Process
                                  Additives Division (92)

Ronald D. Mambu            51     Vice President and Controller (95); Director,
                                  Financial Planning (94) Director, Strategic
                                  Planning (93); Director, Financial
                                  Control (87)

James A. McClung           63     Vice President-Worldwide Marketing (91)

Each of the company's executive officers has been employed by the company in a managerial capacity for the past five (5) years except for Mr. Gates. No family relationships exist among any of the above-listed officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. All officers are elected to hold office for one (1) year and until their successors are elected and qualified.

                                    PART II

                                        Incorporated by Reference From:

ITEM 5.  MARKET FOR                  -  2000 Annual Report to Stockholders,
         REGISTRANT'S COMMON            pages 29 and 59 (inside back cover)
         EQUITY AND RELATED             and Notes 13, 14 and 19 to the
         STOCKHOLDER MATTERS            consolidated financial statements
                                        on pages 47-48 and 53

ITEM 6.  SELECTED FINANCIAL          -  2000 Annual Report to Stockholders,
         DATA                           pages 54-55

ITEM 7.  MANAGEMENT'S DISCUSSION     -  2000 Annual Report to Stockholders,
         AND ANALYSIS OF FINANCIAL      pages 20-30
         CONDITION AND RESULTS OF
         OPERATIONS

ITEM 7A. QUANTITATIVE AND            -  2000 Annual Report to Stockholders,
         QUALITATIVE                    page 30
         DISCLOSURES ABOUT
         MARKET RISK

ITEM 8.  FINANCIAL                   -  2000 Annual Report to Stockholders,
         STATEMENTS AND                 pages 31-53
         SUPPLEMENTARY DATA
         (INCLUDING ALL
         SCHEDULES REQUIRED
         UNDER ITEM 14 OF
         PART IV)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

                                        Incorporated by Reference From:

ITEM 10. DIRECTORS AND               -  Part I; Proxy Statement for 2000 Annual
         EXECUTIVE OFFICERS             Meeting of Stockholders, pages 10-15
         OF THE REGISTRANT

ITEM 11. EXECUTIVE                   -  Proxy Statement for 2000 Annual Meeting
         COMPENSATION                   of Stockholders, pages 22-23

ITEM 12. SECURITY OWNERSHIP          -  Proxy Statement for 2000 Annual Meeting
         OF CERTAIN                     of Stockholders, pages 20-21
         BENEFICIAL OWNERS
         AND MANAGEMENT

ITEM 13. CERTAIN RELATION-           -  Proxy Statement for 2000 Annual Meeting
         SHIPS AND RELATED              of Stockholders, page 19
         TRANSACTIONS

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

               All other schedules are omitted because of the absence of conditions under which they are required or because information called for is shown in the financial statements and notes thereto in the 2000 Annual Report to Stockholders.

          3.   Exhibits:  See attached Index of Exhibits

     (b)  Reports on Form 8-K

          During the quarter ended December 31, 2000, the Registrant filed reports on Form 8-K or Form 8-K/A as follows:

          Date               Subject
          ----               -------

          October 3, 2000    Redemption of Guaranteed Preferred Stock Received
                             From Tyco International Ltd.

          October 13, 2000   FMC Corporation Settles Lawsuit

          October 31, 2000   FMC To Split Into Chemicals and Machinery Companies

          November 6, 2000   Slides presented at FMC's Analyst Conference in
                             New York

          November 9, 2000   Slides presented at FMC's Analyst Conference in
                             New York

          December 12, 2000  FMC Corporation Elects William G. Walter as
                             Executive Vice President of FMC's Chemicals
                             Business, Also to FMC's Board of Directors


     (c)  Exhibits

          See Index of Exhibits beginning on page 16 of this document.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FMC CORPORATION
                              (Registrant)

                              By:  /s/ William H. Schumann III
                                   ---------------------------
                                    William H. Schumann III
                                    Senior Vice President and
                                    Chief Financial Officer
Date:  March 26, 2001



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
                                                     William H. Schumann III
                                                     March 26, 2001


Ronald D. Mambu          Vice President, Controller  /s/ Ronald D. Mambu
                         and Principal Accounting    -------------------------
                         Officer                     Ronald D. Mambu
                                                     March 26, 2001

Robert N. Burt           Chairman of the Board and   /s/ Robert N. Burt
                         Chief Executive Officer     -------------------------

Joseph H. Netherland     President                   /s/ Joseph H. Netherland
                                                     -------------------------
B.A. Bridgewater, Jr.    Director                    /s/ B.A. Bridgewater, Jr.
                                                     -------------------------
Patricia A. Buffler      Director                    /s/ Patricia A. Buffler
                                                     -------------------------
Albert J. Costello       Director                    /s/ Albert J. Costello
                                                     -------------------------
Paul L. Davies, Jr.      Director                    /s/ Paul L. Davies, Jr.
                                                     -------------------------
Asbjorn Larsen           Director                    /s/ Asbjorn Larsen
                                                     -------------------------
Edward J. Mooney         Director                    /s/ Edward J. Mooney
                                                     -------------------------
William F. Reilly        Director                    /s/ William F. Reilly
                                                     -------------------------
Enrique J. Sosa          Director                    /s/ Enrique J. Sosa
                                                     -------------------------
James R. Thompson        Director                    /s/ James R. Thompson
                                                     -------------------------
William G. Walter        Director                    /s/ William G. Walter
                                                     -------------------------
Clayton Yeutter          Director                    /s/ Clayton Yeutter
                                                     -------------------------

                        INDEX OF EXHIBITS FILED WITH OR
                         INCORPORATED BY REFERENCE INTO
                          FORM 10-K OF FMC CORPORATION
                      FOR THE YEAR ENDED DECEMBER 31, 2000



Exhibit
No.       Exhibit Description
-------   -------------------

3.1 Restated Certificate of Incorporation, as filed on June 23, 1998 (incorporated by reference from Exhibit 4.1 to the Form S-3 filed on July 21, 1998)

3.2 Restated By-Laws of the company, amended as of February 20, 1998 (incorporated by reference from Exhibit 3.3 to the Annual Report on Form 10-K filed on March 17, 1998)

4.1 Amended and Restated Rights Agreement, dated as of February 19, 1988, between Registrant and Harris Trust and Savings Bank (incorporated by reference from Exhibit 4 to the Form SE (File No. 1-02376) filed on March 25, 1993)

4.2 Amendment to Amended and Restated Rights Agreement, dated February 9, 1996 (incorporated by reference from Exhibit 1 to the Form 8-K filed on February 9, 1996)

4.3 $450,000,000 Five-Year Credit Agreement, dated as of December 6, 1996, among FMC Corporation, the Lenders Party thereto and Morgan Guaranty Trust Company of New York as Agent, J.P. Morgan Securities Inc., Arranger (incorporated by reference from Exhibit 4.3 to 1998 Annual Report on Form 10-K filed on March 25, 1999)

4(iii)(A) Registrant undertakes to furnish to the Commission upon request, a copy of any instrument defining the rights of holders of long-term debt of the Registrant and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed.

10.1* FMC Corporation Compensation Plan for Non-Employee Directors (As amended and restated May 1, 2000)

10.2* FMC 1981 Incentive Share Plan, as amended, effective May 28, 1986 (incorporated by reference from Exhibit 10.1 to the Form SE (File No. 1-02376) filed on March 25, 1993)

10.3*     FMC 1990 Incentive Share Plan (incorporated by reference from Exhibit
          10.1 to the Form SE (File No. 1-02376) filed on March 26, 1991)

* Indicates a management contract or compensation plan or arrangement.

10.3.a* Amendment dated April 18, 1997 to FMC 1990 Incentive Share Plan (incorporated by reference from Exhibit 10.3.a to the Quarterly Report on Form 10-Q filed on May 15, 1997)

10.3.b* Amendment to the FMC 1990 Incentive Share Plan (incorporated by reference from Exhibit 10.1.a to the Annual Report on Form 10-K filed March 29, 2000)

10.4* FMC Corporation Employees' Retirement Program, as amended and restated effective January 1, 1999 (incorporated by reference from Exhibit
         10.4 to the Annual Report on Form 10-K filed March 29, 2000)

10.4.a* First Amendment of FMC Corporation Employee's Retirement Program Part I Salaried and Non-Union Hourly Employees' Plan (incorporated by reference from Exhibit 10.4.a to the Annual Report on Form 10-K filed March 29, 2000)

10.4.b* First Amendment of FMC Corporation Employees' Retirement Program Part II Union Employees' Plan (dated September 16, 1999) (incorporated by reference from Exhibit 10.4.b to the Annual Report on Form 10-K filed March 29, 2000)

10.4.c* Second Amendment of FMC Corporation Employee's Retirement Program Part I Salaried and Non-Union Hourly Employees' Plan (incorporated by reference from Exhibit 10.4.a.1 to the Quarterly Report on Form 10-Q filed on November 14, 2000)

10.4.d*  Second Amendment of FMC Corporation Employees' Retirement Program -
         Part II Union Hourly Employees' Retirement Plan (incorporated by reference from Exhibit 10.4.b.1 to the Quarterly Report on Form 10-Q filed on November 14, 2000)

10.5* FMC Corporation Savings and Investment Plan, as amended and restated as of January 1, 1999 (incorporated by reference from Exhibit 10.5 to the Annual Report on Form 10-K filed March 29, 2000)

10.5.a* FMC Corporation Savings and Investment Plan for Bargaining Unit Employees (incorporated by reference from Exhibit 10.5.a to the Quarterly Report on Form 10-Q filed on August 11, 2000)

10.5.b* First Amendment of FMC Corporation Savings and Investment Plan (incorporated by reference from Exhibit 10.5.b to the Quarterly Report on Form 10-Q filed on November 14, 2000)

10.5.c* First Amendment of FMC Corporation Savings and Investment Plan for Bargaining Unit Employees (incorporated by reference from Exhibit 10.5.c to the Quarterly Report on Form 10-Q filed on November 14, 2000)

* Indicates a management contract or compensation plan or arrangement.

10.6* FMC Corporation Salaried Employees' Equivalent Retirement Plan (As amended and restated effective as of January 1, 2000)

10.7* FMC Corporation Non-Qualified Savings and Investment Plan (As amended and restated effective as of January 1, 2000)

10.7.a Revised First Amendment of FMC Corporation Non-Qualified Savings and Investment Plan

10.8* FMC 1995 Management Incentive Plan, as amended as of October 17, 1997 (incorporated by reference from Exhibit 10.9 to the Annual Report on Form 10-K filed on March 17, 1998)

10.9* FMC 1995 Stock Option Plan, as amended as of April 18, 1997 (incorporated by reference from Exhibit 10.10 to the Form 10-Q filed on May 15, 1997)

10.9.a* Amendment to the FMC 1995 Stock Option Plan (As Amended 4/18/97) (Dated September 16, 1999) (incorporated by reference from Exhibit 10.9.a to the Annual Report on Form 10-K filed March 29, 2000)

10.10* FMC Corporation Executive Severance Plan (As amended and restated effective as of January 1, 2000)

10.11* Master Trust Agreement between FMC Corporation and Fidelity Management Trust Company, dated June 1, 1997 (incorporated by reference from
         Exhibit 10.12 to the Annual Report on Form 10-K filed on March 17,
         1998)

10.12* FMC Corporation Defined Benefit Retirement Trust, as amended and restated as of October 2, 2000 (incorporated by reference from Exhibit 10.4.c to the Quarterly Report on Form 10-Q filed November 14, 2000)

10.13 Fiscal Agency Agreement between FMC Corporation and Union Bank of Switzerland, Fiscal Agent, dated as of January 16, 1990 (incorporated by reference from Exhibit 10.4 to the Form SE (File No. 1-02376) filed on March 28, 1990)

12       Statement re Computation of Ratios of Earnings to Fixed Charges

13 2000 Annual Report to Stockholders is included as an Exhibit to this report for the information of the Securities and Exchange Commission and, except for those portions thereof specifically incorporated by reference elsewhere herein, such Annual Report should not be deemed filed as a part of this report.

* Indicates a management contract or compensation plan or arrangement.

21       List of Significant Subsidiaries of Registrant

23       Consent of KPMG LLP

24       Powers of Attorney