Form 10-Q
period 2001-03-31
FMC CORP
filed 2001-05-15
CIK 37785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2001
                              or
     ( ) Transition Report Pursuant to Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

      For the transition period from________ to________

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

                        Yes  X      No
                            -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at March 31, 2001
----------------------------------------  ---------------------------------

Common Stock, par value $0.10 per share             31,116,481

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------
FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Income (Unaudited)
---------------------------------------------
(In millions, except per share data)

                                                                             Three Months
                                                                            Ended March 31
                                                               --------------------------------------
                                                                     2001                     2000
                                                                     ----                     ----
Revenue                                                             $876.6                 $1,003.6

Costs and expenses:
     Cost of sales or services                                       660.9                    761.7
     Selling, general and
      administrative expense                                         133.4                    138.1
     Research and development expense                                 36.6                     36.7
     Asset impairment                                                  1.3                        -
     Restructuring and other charges                                  10.2                        -
                                                                    ------                 ---------

     Total costs and expenses                                        842.4                    936.5
                                                                    ------                 --------

Income before minority interests, interest expense,
 interest income, income taxes, and the cumulative
 effect of a  change in accounting principle                          34.2                     67.1

Minority interests                                                     0.4                      0.7
Interest expense                                                      22.2                     24.8
Interest income                                                       (0.9)                    (1.8)
                                                                    ------                 --------

Income before income taxes and the
 cumulative effect of a change in
 accounting principle                                                 12.5                     43.4
Provision for income taxes                                            33.4                     10.6
                                                                    ------                 --------

Income (loss) before the cumulative effect
 of a change in accounting principle                                 (20.9)                    32.8
Cumulative effect of a change in accounting
 principle, net of income taxes                                       (5.6)                       -
                                                                    ------                 --------

Net income (loss)                                                   $(26.5)                $   32.8
                                                                    ======                 ========

Basic earnings (loss) per common share:
 Income (loss) before the cumulative effect
  of a change in accounting principle                               $(0.68)                $   1.08
 Cumulative effect of a change in
  accounting principle, net of income taxes                          (0.18)                       -
                                                                    ------                 --------

 Net earnings (loss) per common share                               $(0.86)                $   1.08
                                                                    ======                 ========

Average number of shares used in basic
 earnings (loss) per share computations                               30.8                     30.4
                                                                    ======                 ========

Diluted earnings (loss) per common share:
 Income (loss) before the cumulative effect
  of a change in accounting principle                               $(0.68)                $   1.05
 Cumulative effect of a change in
  accounting principle, net of income taxes                          (0.18)                       -
                                                                    ------                 --------

 Net earnings (loss) per common share                               $(0.86)                $   1.05
                                                                    ======                 ========

Average number of shares used in diluted
 earnings (loss) per share computations                               30.8                     31.3
                                                                    ======                 ========

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Balance Sheets
---------------------------
(In millions, except share and per share data)


                                                                                March 31
                                                                                   2001        December 31
                                                                              (Unaudited)          2000
                                                                           --------------    -------------
Assets:
Current assets:
     Cash and cash equivalents                                                $   30.8            $   25.1
     Trade receivables, net of allowances
      of $14.8 in 2001 and $13.4 in 2000                                         654.7               635.5
     Inventories                                                                 483.5               426.2
     Other current assets                                                        245.7               152.4
     Deferred income taxes                                                       107.2                90.6
                                                                             ---------            --------
  Total current assets                                                         1,521.9             1,329.8

Investments                                                                      115.4               103.0
Property, plant and equipment, net (Note 4)                                    1,619.2             1,616.1
Goodwill and intangible assets                                                   481.1               494.6
Other assets                                                                      93.2               112.2
Deferred income taxes                                                             60.3                90.2
                                                                              --------            --------
Total assets                                                                  $3,891.1            $3,745.9
                                                                              ========            ========

Liabilities and stockholders' equity:
Current liabilities:
     Short-term debt (Note 6)                                                 $  506.7            $  153.9
     Accounts payable, trade and other                                           602.6               657.3
     Other current liabilities                                                   393.8               462.2
     Current portion of long-term debt (Note 6)                                    2.8                22.7
     Current portion of accrued pensions
      and other postretirement benefits                                           36.0                37.5
     Income taxes payable                                                         58.7                66.3
                                                                              --------             -------
  Total current liabilities                                                    1,600.6             1,399.9

Long-term debt, less current portion (Note 6)                                    843.2               872.1
Accrued pension and other postretirement
  benefits, less current portion                                                 190.7               189.8
Reserve for discontinued operations and
 other liabilities (Note 7)                                                      278.0               291.9
Other non-current liabilities                                                    147.7               144.8
Minority interests in consolidated companies                                      46.0                47.0
Stockholders' equity:
     Preferred stock, no par value, authorized
       5,000,000 shares; no shares issued in
       2001 or 2000                                                                  -                   -
     Common stock, $0.10 par value, authorized
       130,000,000 shares; issued 39,080,103
       shares in 2001 and 38,622,349 shares in 2000                                3.9                 3.9
     Capital in excess of par value of common
       stock                                                                     206.2               181.6
     Retained earnings                                                         1,372.4             1,398.9
     Accumulated other comprehensive loss                                       (286.8)             (272.6)
     Treasury stock, common, at cost;
       7,963,622 shares in 2001 and 7,977,709
       shares in 2000                                                           (510.8)             (511.4)
                                                                              --------            --------
  Total stockholders' equity                                                     784.9               800.4
                                                                              --------            --------
Total liabilities and stockholders' equity                                    $3,891.1            $3,745.9
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

                                                                                        Three Months
                                                                                       Ended March 31
                                                                                ----------------------------
                                                                                    2001              2000
                                                                                 -------            -------
Cash provided (required) by operating activities
 of continuing operations:

Income (loss) before the cumulative effect of a
 change in accounting principle                                                   $(20.9)           $  32.8

Adjustments to reconcile income (loss) before
  the cumulative effect of a change in accounting
  principle to cash required by operating activities
  of continuing operations:
     Depreciation and amortization                                                  46.0               45.7
     Asset impairment (Note 5)                                                       1.3                  -
     Restructuring and other charges (Note 5)                                       10.2                2.7
     Settlement of derivative contracts (Note 1)                                    (3.5)                 -
     Deferred income taxes                                                          13.4               14.5
     Minority interests                                                              0.9                0.7
     Other                                                                           6.2               (7.2)
  Changes in operating assets and liabilities
   excluding the effect of acquisitions of
   businesses:
     Accounts receivable sold                                                        8.0               23.0
     Trade receivables, net                                                        (27.2)               0.9
     Inventories                                                                   (59.3)              17.5
     Other current assets and other assets                                         (71.0)             (24.8)
     Accounts payable, accrued and other
      current and other non-current liabilities                                    (78.1)            (119.7)
     Income taxes payable                                                           (7.6)              (8.2)
     Accrued pension and other
      postretirement benefits, net                                                  (1.9)              (2.6)
                                                                                 -------            -------

Cash required by operating activities of
 continuing operations                                                           $(183.5)           $ (24.7)
                                                                                 -------            -------

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited) (Continued)
-------------------------------------------------------------
(In millions)

                                                                                   Three Months
                                                                                  Ended March 31
                                                                           ---------------------------
                                                                               2001              2000
                                                                           ----------        ---------
Cash required by operating activities
 of continuing operations                                                  $(183.5)            $ (24.7)
                                                                           -------             -------

Cash required by discontinued operations                                     (91.7)              (11.9)
                                                                           -------             -------

Cash provided (required) by investing activities:
     Acquisitions of businesses                                                  -               (45.4)
     Capital expenditures                                                    (51.4)              (53.3)
     Proceeds from disposal of property,
      plant and equipment and sale leasebacks                                  7.1                 7.3
     Decrease in investments                                                   1.6                 5.0
                                                                           -------             -------

Cash required by investing activities                                        (42.7)              (86.4)
                                                                           -------             -------

Cash provided (required) by financing activities:
     Net proceeds from issuance of commercial
      paper                                                                  201.2               164.3
     Net decrease in other short-term debt                                   (25.9)              (23.1)
     Repayment of long-term debt                                             (49.0)              (17.2)
     Net borrowings (repayments) under
      credit facilities                                                      174.8                (8.9)
     Distributions to minority partner                                        (2.3)               (1.5)
     Net issuances of common stock                                            25.3                (0.3)
                                                                           -------             -------

Cash provided by financing activities                                        324.1               113.3
                                                                           -------             -------

Effect of exchange rate changes on cash
 and cash equivalents                                                         (0.5)               (2.0)
                                                                           -------             -------

Increase (decrease) in cash and cash equivalents                               5.7               (11.7)

Cash and cash equivalents, beginning of period                                25.1                64.0
                                                                           -------             -------

Cash and cash equivalents, end of period                                   $  30.8             $  52.3
                                                                           =======             =======

Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid for interest was $29.3 million and $29.6 million, and cash paid for income taxes, net of refunds, was $4.6 million and $35.1 million for the three-month periods ended March 31, 2001 and 2000, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

Note 1:  Financial Information and Accounting Policies
------------------------------------------------------
The consolidated balance sheet of FMC Corporation ("FMC" or "the company") as of March 31, 2001, and the related consolidated statements of income and cash flows for the interim periods ended March 31, 2001 and 2000 have been reviewed by FMC's independent accountants. The review is described more fully in their report included herein. In the opinion of management, these consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of the company's results of operations and cash flows for the interim periods ended March 31, 2001 and 2000 and of its financial position as of March 31, 2001. All such adjustments are of a normal recurring nature. The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results of operations for the full year.

The company's accounting policies are set forth in Note 1 to the company's consolidated 2000 financial statements, which are incorporated by reference in the company's 2000 Annual Report on Form 10-K. Effective January 1, 2001, the company adopted the following revised accounting policy:

Derivative financial instruments and foreign currency transactions.  The company
-------------------------------------------------------------------
uses derivative financial instruments selectively to offset exposure to market risks arising from changes in foreign exchange rates and natural gas prices. Derivative financial instruments currently used by the company primarily consist of foreign currency and natural gas forward contracts. Where feasible, contracts are executed centrally to minimize transaction costs and minimize losses due to adverse changes in foreign currency markets.

For anticipated foreign currency transactions, the company enters into external derivative contracts that individually correlate with each exposure in terms of currency and maturity; the amount of a contract does not exceed the amount of the exposure being hedged. For amounts recorded on the company's consolidated balance sheet, such as accounts receivable or payable, the company evaluates and monitors net exposures by currency and maturity, and external derivative financial instruments correlate with that net exposure in all material respects.

The company uses natural gas forward contracts with the objective of reducing commodity price risks related to future requirements for natural gas used in FMC's production facilities. Commodity price risks arise from price volatility due to factors such as weather conditions, government regulations, economic climate and other unforeseen circumstances.

Generally, the company applies hedge accounting as allowed by Statement of Financial Accounting Standards ("SFAS") No. 133 for derivatives related to anticipated future cash flows, including substantially all natural gas and certain foreign currency forward contracts, and does not apply hedge accounting for derivatives related to fair value exposures. For derivatives where hedge accounting is used, the company formally designates the derivative as either (1) a cash flow hedge of an anticipated transaction, or (2) a foreign currency cash flow hedge. The company also documents the designated hedging relationship upon entering into the derivative, including identification of the hedging instrument and the hedged item or transaction, strategy and risk management ojective for undertaking the hedge, and the nature of the risk being hedged. Each derivative is assessed for hedge effectiveness both at the inception of the hedging relationship and, at a minimum, on a quarterly basis, for as long as the derivative is outstanding. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in anticipated cash flows of the hedged item or transaction. Hedge accounting is discontinued if the forecasted transaction is no longer expected to occur, and any previously deferred hedging gains or losses are recorded in earnings immediately. Gains or losses for all designated hedges are recorded in the consolidated statements of income generally on the same line item as the gain or loss on the item being hedged.

The company records all derivatives at fair value as assets or liabilities in the consolidated balance sheets, with classification as current or long-term. For cash flow hedges, the effective portion of the change in fair value of the derivative is deferred in accumulated other comprehensive loss in the consolidated balance sheets until the transaction is reflected in earnings, at which time any deferred hedging gains or losses are also recorded in earnings. The ineffective portion of the change in the fair value of a derivative used as a cash flow hedge is recorded in earnings as incurred.

For periods prior to the adoption of SFAS No. 133, gains and losses on hedges of existing assets and liabilities were included in the carrying amounts of those assets or liabilities and were ultimately recognized in income when those carrying amounts were converted. Gains and losses related to hedges of firm commitments also were deferred and included in the basis of the transaction when it was completed. Gains and losses on unhedged foreign currency transactions were included in income as part of cost of sales or services. Gains and losses on derivative financial instruments that protected the company from exposure in a particular currency, but did not currently have a designated underlying transaction, were also included in income as part of cost of sales or services. If a hedged item matured, was sold, extinguished, or terminated, or was related to an anticipated transaction that is no longer likely to take place, the derivative financial instrument related to the hedged item was closed out and the related gain or loss was included in income as part of cost of sales or services or interest expense, as appropriate in relation to the hedged item.

Cash flows from derivative contracts are reported in the consolidated statements of cash flows in the same categories as the cash flows from the underlying transactions. The 2001 cash outflow related to contracts settled as a result of the adoption of SFAS No. 133 of $3.5 million is reported separately in the consolidated statements of cash flows.

Note 2:  FMC's Plan for Reorganization
--------------------------------------
In October 2000, management announced that it was initiating a strategic reorganization (the "reorganization" or "separation") that ultimately is expected to split the company into two independent publicly traded companies--a machinery business and a chemicals business.

The machinery company will be named FMC Technologies, Inc. ("FTI") and will include FMC's Energy Systems and Food and Transportation Systems businesses. The chemicals company will be comprised of FMC's Specialty Chemicals, Industrial Chemicals and Agricultural Products businesses and will continue to operate as FMC Corporation.

The company plans an initial public offering of slightly less than 20 percent of the common stock of FTI during the second quarter of 2001. Subject to market conditions, final board approval and a favorable ruling from the Internal Revenue Service, FMC intends to make a tax-free distribution of the remaining shares of FTI by the end of 2001.

Management expects that FMC will incur incremental after-tax costs of $50 million to $60 million during 2001 related to this transaction and the restructuring of certain corporate and business operations, although the ultimate amount could differ significantly from this estimate.

Note 3:  Recently Adopted Accounting Pronouncements
---------------------------------------------------
On January 1, 2001, the company implemented, on a prospective basis, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS No. 138 (collectively, the "Statement.") The Statement requires the company to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in other comprehensive income, depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction. In accordance with the provisions of the Statement, the company recorded a first-quarter 2001 loss from the cumulative effect of a change in accounting principle of $5.6 million, net of an income tax benefit of $3.6 million, in the company's consolidated statement of earnings, and a deferred gain of $15.1 million, net of income taxes of $9.6 million, in accumulated other comprehensive loss.

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to the company's outstanding cash flow hedges and which were recorded to earnings during the quarter ended March 31, 2001, were less than $0.1 million. At March 31, 2001, the net deferred hedging gain in accumulated other comprehensive loss was $2.1 million, of which approximately $18.5 million of net gains are expected to be recognized in earnings during the twelve months ended March 31, 2002, at the time the underlying hedged transactions are realized, and of which net losses of $16.4 million are expected to be recognized at various times subsequent to March 31, 2002 and continuing through November 30, 2009.

In the fourth quarter of 2000, the company adopted the requirements of the Emerging Issues Task Force consensus on Issue No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires the company to report costs associated with shipping and handling, including those costs passed on to customers, as costs of sales or services in the company's consolidated income statements. In conjunction with the adoption, the company reclassified as cost of sales or services certain amounts that had previously been recorded as offsets (reductions) of revenue. The reclassification for the three months ended March 31, 2000 increased revenue and cost of sales or services by $60.4 million and had no effect on the company's previously reported income or earnings per share.

Note 4:  Property, Plant and Equipment
--------------------------------------
Property, plant and equipment comprised the following, in millions:

                                                       March 31
                                                         2001        December 31
                                                      (Unaudited)       2000
                                                      -----------    -----------
   Property, plant and equipment, at cost             $3,446.9        $3,406.2
   Accumulated depreciation                            1,827.7         1,790.1
                                                      --------        --------
   Net property, plant and equipment                  $1,619.2        $1,616.1
                                                      ========        ========

Note 5:  Reserves for Restructuring, Impairment and Other Costs
---------------------------------------------------------------
In the first quarter of 2001, the company recorded an asset impairment and restructuring and other one-time charges of $11.5 million before taxes ($7.1 million after tax). An asset impairment of $1.3 million was required to write off goodwill associated with a small FMC FoodTech product line. Restructuring and other one-time charges were $10.2 million, of which $5.2 million related to planned reductions in force of 91 individuals in the Energy Systems businesses; $2.5 million related to planned reductions in force of 72 positions in FoodTech businesses; $1.5 million related to a planned plant closing and restructuring of an airport systems facility, including 73 planned workforce reductions; and $1.0 million related to the cost of continuing Industrial Chemical and Corporate realignments.

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

Reserves for restructuring programs were $13.0 million and $7.8 million at March 31, 2001 and December 31, 2000, respectively. Restructuring spending of $1.5 million related to the 2001 programs and $3.5 million related to previous programs occured during the three months ended March 31,2001. Spending during the three months ended March 31, 2001 related primarily to workforce reductions completed in the Energy Systems segment, in the FMC FoodTech businesses and in certain corporate and chemical shared service support departments.

Note 6:  Debt
-------------
The company has $450.0 million in committed credit under a five-year non-amortizing revolving credit agreement due in December 2001.

In order to allocate debt between FMC and FTI pursuant to the reorganization of the company, FMC obtained an additional $200.0 million of committed credit in February 2001, maturing at the earlier of 180 days from inception or seven days after the completion of the offering of FTI common stock. In addition, subsequent to March 31, 2001, the company obtained commitments for two revolving credit facilities: a $250 million five-year credit agreement and a $150 million 364-day revolving credit facility, both of which FTI will assume from FMC Corporation in conjunction with the separation.

To date, there have been no amounts borrowed under the credit facilities described above, although the company may borrow under these agreements at any time, including for the purpose of retiring other debt. Among other restrictions, the credit agreements contain covenants relating to liens, consolidated net worth and cash flow coverage (as defined in the agreements). The company is in compliance with all debt covenants as of March 31, 2001.

In 1998, a universal shelf registration statement became effective, under which $500.0 million of debt and/or equity securities may be offered. Unused capacity of $345.0 million remains available under the 1998 shelf registration at March 31, 2001.

At March 31, 2001, long-term debt includes $29.7 million in exchangeable senior subordinated debentures bearing interest at 6.75 percent, maturing in 2005 and exchangeable at any time into Meridian Gold Inc. common stock at an exchange price of $15.125 per share, subject to adjustment. The company may, at its option, pay an amount equal to the market price of Meridian Gold Inc. common stock in lieu of delivery of the shares. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the company and are currently redeemable at the option of FMC at par.

During the three months ended March 31, 2001, the company redeemed $10.2 million of its exchangeable senior subordinated debentures; $18.5 million of various other debt issues maturing in 2003 through 2011, and bearing interest at rates ranging from 6.375 percent to 7.75 percent; and retired $20.3 million of long-term debt at maturity.

Short-term debt consists of commercial paper, borrowings under uncommitted credit facilities and foreign borrowings at March 31, 2001 and December 31, 2000.

In November 1995, the company commenced a short-term commercial paper program, supported by committed credit facilities, providing for the issuance of up to $500.0 million in aggregate maturity value of commercial paper at any given time. Three-day commercial paper of $220.6 million and $16.8 million was outstanding at March 31, 2001 and December 31, 2000, respectively.

Advances under uncommitted credit facilities were $226.8 million and $50.0 million at March 31, 2001 and December 31, 2000, respectively.

Note 7:  Reserves for Discontinued Operations and Other Liabilities
-------------------------------------------------------------------
Reserves for discontinued operations and other liabilities at March 31, 2001 and December 31, 2000 were $278.0 million and $291.9 million, respectively. At March 31, 2001, substantially all reserves related to environmental, post-employment benefit, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 1997 and to environmental obligations related to the company's operating facilities. See Note 5 to the company's December 31, 2000 consolidated financial statements and Note 8 below.

Note 8:  Environmental Obligations
----------------------------------
The company has provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $221.6 million and $232.0 million, excluding recoveries, have been provided at March 31, 2001 and December 31, 2000, respectively. The long-term portions of these reserves, totaling $209.2 million and $222.0 million, are included in the reserve for discontinued operations and other liabilities at March 31, 2001 and December 31, 2000, respectively, and the short-term portions are recorded as other current liabilities.

Recoveries of $44.8 million have been recorded as probable realization of claims against third parties at March 31, 2001. Total recoveries recorded at December 31, 2000 were $46.9 million. The assets, the majority of which relate to existing contractual arrangements with U.S. government agencies and insurance carriers, are recorded as an offset to the reserve for discontinued operations and other liabilities.

The company has estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $80 million at March 31, 2001. Obligations that have not been reserved for may be material to any one quarter's or year's results of operations in the future. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a materially adverse effect on the company's liquidity or financial condition and may be satisfied over the next twenty years or longer.

A more complete description of the company's environmental contingencies and the nature of its potential obligations are included in Notes 1 and 12 to FMC's December 31, 2000 consolidated financial statements.

Note 9:  Capital Stock
----------------------
On August 27, 1999, the Board of Directors authorized $50 million of open market repurchases of FMC common stock, which the company has not commenced as of March 31, 2001. Depending on market conditions, the company may, from time to time, purchase additional shares of its common stock on the open market.

At March 31, 2001, the company had 31.1 million shares outstanding and 1.3 million additional shares assuming conversion of stock options and other dilutive potential common shares (calculated under the treasury stock method).

Note 10:  Comprehensive Earnings (Loss)
---------------------------------------
Comprehensive earnings or loss includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. The company's comprehensive earnings (loss) for the three-month periods ended March 31, 2000 and 1999 consisted of the following, in millions:

                                                        2001         2000
                                                        ----         ----

    Net income (loss)                                 $(26.5)      $ 32.8
    Other comprehensive gain (loss):
     Foreign currency translation adjustment           (16.3)       (28.4)
     Net deferral of hedging gains (losses)            (13.0)           -
     Cumulative effect of a change in
      accounting principle (Note 3)                     15.1            -
                                                      ------       ------
    Comprehensive earnings (loss)                     $(40.7)      $  4.4
                                                      ======       ======

Note 11:  Business Combinations
-------------------------------
Effective April 1, 2000, FMC and Solutia Inc. ("Solutia") formed a joint venture, which includes the North American and Brazilian phosphorus chemical operations of both companies. The joint venture, Astaris LLC ("Astaris"), is a limited liability company equally owned by FMC and Solutia.

FMC's share of Astaris' earnings is included in the Industrial Chemicals segment. Sales of FMC's phosphorus chemical division, included in revenues, were approximately $73 million for the three months ended March 31, 2000.

On February 16, 2000, FMC acquired York International's Northfield Freezing Systems Group ("Northfield") for $39.8 million in cash. Northfield, headquartered in Northfield, MN, is a manufacturer of freezing systems for industrial food processing. Northfield's key products include freezers, coolers, proofers and dehydrators for the food processing industry. Northfield's results have been included in the Food and Transportation Systems segment from the date of acquisition.

The company completed several smaller acquisitions and joint ventures during the three-month period ended March 31, 2000.

Note 12:  Commitments and Contingent Liabilities
------------------------------------------------
In connection with the Astaris' external financing agreement, FMC and Solutia independently contractually agreed to provide Astaris with funding when the joint venture does not achieve certain financial benchmarks. Subsequent to December 31, 2000, the company received notification that based on Astaris' performance to date, payments to Astaris amounting to approximately $16 million will be required by June 2001. This amount has been recorded on the company's consolidated balance sheets as an increase to investments and other current liabilities at March 31, 2001.

The company also has certain other contingent liabilities arising from litigation, claims, performance guarantees, leases, and other commitments incident to the ordinary course of business. Management believes that the ultimate resolution of its known contingencies will not materially affect the consolidated financial position, results of operations or cash flows of FMC.

Note 13:  Segment Information
-----------------------------

                                            Three Months Ended
                                                 March 31
                                       -------------------------------
                                               (In millions)
                                            2001          2000
Revenue                                     ----          ----
-------
   Energy Systems                           $246.8      $  256.4
   Food and Transportation Systems           182.8         185.2
   Agricultural Products                     134.6         165.8
   Specialty Chemicals                       116.3         124.9
   Industrial Chemicals (1)                  198.6         273.8
   Eliminations                               (2.5)         (2.5)
                                            ------      --------
                                            $876.6      $1,003.6
                                            ======      ========

Income before income taxes
--------------------------
   Energy Systems                           $  9.0        $ 11.0
   Food and Transportation Systems             9.4          12.0
   Agricultural Products                      13.8          13.9
   Specialty Chemicals                        20.0          19.5
   Industrial Chemicals                       14.4          34.5
                                            ------        ------

   Operating profit                           16.6          90.9

   Corporate                                 (16.5)        (17.4)
   Other income and (expense), net            (3.2)         (7.1)
   Asset impairment (2)                       (1.3)            -
   Restructuring and other charges (3)       (10.2)            -
   Net interest expense (4)                  (22.9)        (23.0)
                                            ------        ------
                                            $ 12.5        $ 43.4
                                            ======        ======

A description of the company's segment determination, composition and presentation is included in Note 1 to the company's December 31, 2000 consolidated financial statements.

Business segment results are presented net of minority interests, reflecting only FMC's share of earnings. Minority interests for the periods ended March 31, 2001 and 2000 were not significant. The corporate line primarily includes staff expenses, and other income and expense consists of all other corporate items, including LIFO inventory adjustments and certain components of employee benefit plan cost or benefit.


(1) Revenue for the three months ended March 31, 2000 was adjusted to apply recently issued accounting guidance for reporting shipping and handling costs. The reclassification increased revenue and cost of sales or services for Industrial Chemicals by $60.4 million and had no effect on the company's previously reported income or earnings per share. (See
       Note 3.)

(2) The asset impairment in 2001 (Note 5) related to Food and Transportation Systems.

(3) Restructuring and other charges in 2001 (Note 5) were related to Energy Systems ($5.2 million), Food and Transportation Systems ($4.0 million), Industrial Chemicals ($0.8 million) and Corporate ($0.2 million).

(4) Net interest expense in 2001 included interest expense of $1.6 million from external financing of the phosphorus joint venture.

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

Whenever possible, the company has identified these forward-looking statements by such words or phrases as "will likely result", "is confident that", "expects", "should", "could", "may", "will continue to", "believes", "anticipates", "predicts", "forecasts", "estimates", "projects", "potential", "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section "Forward-Looking Statements - Safe Harbor Provisions" in Item 1 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

The company cautions that the referenced list of factors may not be all-inclusive, and the company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------
Cash and cash equivalents at March 31, 2001 and December 31, 2000 were $30.8 million and $25.1 million, respectively. The company had total borrowings of $1.4 billion and $1.0 billion as of March 31, 2001 and December 31, 2000, respectively.

Cash required by operating activities of $183.5 million for the quarter ended March 31, 2001 increased when compared with $24.7 million in the first quarter of 2000. The increase is largely the result of increased working capital requirements in both the Energy Systems and Agricultural Products businesses.
In Energy Systems, higher inventory levels were related to increased production to meet the requirements of a higher level of long-term contracts in backlog. For Agricultural Products, working capital requirements were related to inventory build up to meet seasonal requirements along with the effect on accounts receivable of higher sales in the fourth quarter of 2000 when compared with the prior year. Cash provided through sales of receivables provided $8.0 million during the first quarter of 2001 and provided $23.0 million in the first quarter of 2000.

Cash required by discontinued operations amounted to $91.7 million and $11.9 million for the three-month periods ended March 31, 2001 and 2000, respectively. During 2001, the company paid approximately $80 million in connection with a legal matter related to the discontinued defense business. This obligation was included in other current liabilities on the company's December 31, 2000 consolidated balance sheet.

Cash required by investing activities of $42.7 million in the first quarter of 2001 decreased from the 2000 requirement of $86.4 million, reflecting the higher costs of business acquisitions arising from the Northfield acquisition in the first quarter of 2000.

The company routinely evaluates potential acquisitions, divestitures and joint ventures in the ordinary course of business.

Cash provided by financing activities in 2001 of $324.1 million increased when compared with cash provided of $113.3 million in the first quarter of 2000. For the three-month period ended March 31, 2001, the company increased its commercial paper borrowings and its borrowings under uncommitted credit facilities by $201.2 million, and $174.8 million, respectively, with the proceeds being used to fund operating capital requirements and redeem higher interest long-term debt. Partially offsetting this increase were reductions in other short-term debt of $25.9 million. During the three months ended March 31, 2001, the company redeemed $10.2 million of its exchangeable senior subordinated debentures; $18.5 million of various other debt issues maturing in 2003 through 2011, and bearing interest at rates ranging from 6.375 percent to 7.75 percent; and retired $20.3 million of long-term debt at maturity. During the three months ended March 31, 2000, FMC retired $17.0 million in senior long-term bonds due in 2011, bearing interest at 7.75 percent.

The company has $450.0 million in committed credit under a five-year non-amortizing revolving credit agreement, due in December 2001.

In order to allocate debt between FMC and FTI pursuant to the reorganization of the company, FMC obtained an additional $200.0 million of committed credit in February 2001, maturing at the earlier of 180 days from inception or seven days after the completion of the offering of FTI common stock. In addition, subsequent to March 31, 2001, the company obtained commitments for two revolving credit facilities: a $250 million five-year credit agreement and a $150 million 364-day revolving credit facility, both of which FTI will assume from FMC Corporation in conjunction with the separation.

To date, there have been no amounts borrowed under the credit facilities described above, although the company may borrow under these agreements at any time, including for the purpose of retiring other debt. Among other restrictions, the credit agreements contain covenants relating to liens, consolidated net worth and cash flow coverage (as defined in the agreements). The company is in compliance with all debt covenants at March 31, 2001.

In 1998, a universal shelf registration statement became effective, under which $500.0 million of debt and/or equity securities may be offered. Unused capacity of $345.0 million remains available under the 1998 shelf registration at March 31, 2001.

On August 27, 1999, the Board of Directors authorized an additional $50.0 million of open market repurchases of FMC common stock, which the company has not commenced as of March 31, 2001. Depending on market conditions, the company may, from time to time, purchase additional shares of its common stock on the open market.

The company expects to meet operating needs, fund capital expenditures and potential acquisitions, and meet debt service requirements for the remainder of 2001 through cash generated from operations, available credit facilities and proceeds from the common stock offering associated with the company's reorganization (Note 2 to the company's March 31, 2001 consolidated financial statements). Management expects that FMC will incur incremental after-tax costs of $50 million to $60 million during 2001 related to this transaction and the restructuring of certain corporate and business operations, although the ultimate amount could differ significantly from this estimate.

In addition, FMC expects its remaining cash requirements for 2001 to include approximately $222 million for planned capital expenditures, excluding potential acquisitions, and including approximately $98 million for capital projects related to environmental control facilities. Projected remaining 2001 spending also includes approximately $25 million for environmental compliance at current operating sites, which is an operating expense of the company, plus approximately $28 million of remediation spending and $6 million for environmental study costs at current operating, previously operated and other sites, which has been accrued in prior periods.

The company has an obligation to provide Astaris with an estimated $16 million in funding during 2001. In connection with Astaris' external financing agreement, FMC and Solutia have agreed to provide Astaris with funding when the joint venture does not achieve certain financial benchmarks. This obligation is based on Astaris' performance to date and has been recorded on the company's consolidated balance sheet at March 31, 2001, as an increase to investments and other current liabilities.

The company's accumulated other comprehensive loss increased from $272.6 million at December 31, 2000 to $286.8 million at March 31, 2001, as a result of increased cumulative foreign currency translation losses of $16.3 million primarily reflecting the negative translation impact of the euro against the U.S. dollar. Net gains of $2.1 million, primarily from forward contracts for natural gas purchases, were deferred under SFAS No. 133 and partly offset the translation adjustments.

The company's ratios of earnings to fixed charges were 1.4x and 2.4x for the three-month periods ended March 31, 2001 and 2000, respectively. Excluding the company's impairment and restructuring and other charges in 2001, the company's ratio of earnings to fixed charges would have been 1.8x. The decrease in the ratio when compared with March 31, 2000 is primarily the result of lower income before income taxes in 2001.


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

When FMC's operations sell or purchase products or services outside the United States, transactions are frequently denominated in currencies other than the particular operation's functional currency. Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. Additionally, FMC initiates hedging activities by entering into foreign exchange forward contracts with third parties when natural hedges are not feasible. The maturity dates and currencies of the exchange agreements that provide hedge coverage are synchronized with those of the underlying purchase or sales commitments, and the amount of hedge coverage related to each underlying transaction does not exceed the amount of the underlying purchase or sales commitment.

To monitor its currency exchange rate risks, the company uses a sensitivity analysis, which measures the impact on earnings of a 10 percent devaluation of the foreign currencies to which it has exposure. Based on a sensitivity analysis at March 31, 2001, fluctuations in currency exchange rates in the near term would not materially affect FMC's consolidated operating results, financial position or cash flows. FMC's management believes that its hedging activities have been effective in reducing its risks related to currency exchange rate fluctuations.

The company's debt instruments subject it to the risk of loss associated with movements in interest rates. The company may, from time to time, enter into arrangements to manage or mitigate interest rate risk utilizing derivative financial instruments. No such arrangements existed at March 31, 2001.


                    RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT
                    -----------------------------------------

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was effective for the company's consolidated financial statements beginning January 1, 2001. This statement requires the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged item through earnings or recognized in other comprehensive income until the hedge item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings immediately. The company's adoption of this statement on January 1, 2001 resulted in the recognition of a loss of $5.6 million after tax in the consolidated statement of income and a deferred gain of $15.1 million after tax to other accumulated comprehensive loss in the first quarter of 2001, both of which were accounted for as the cumulative effect of a change in accounting principle.


                              RESULTS OF OPERATIONS
                              ---------------------

Industry segment financial data is included in Note 13 to the company's March 31, 2001 consolidated financial statements.

Consolidated Results of Operations
----------------------------------
First quarter 2001 revenue decreased $127.0 million, or 12.7 percent, to $876.6 million, as compared to $1,003.6 million in the prior year's quarter. Lower revenue in 2001 when compared with 2000 was principally attributable to reduction in Industrial Chemicals' revenues, resulting from the contribution of FMC's phosphorus operations to a joint venture effective April 1, 2000. After that date, phosphorus revenues were no longer consolidated with FMC's revenues. Also contributing to the decrease were lower sales for Agricultural Products.

Income before income taxes and the cumulative effect of a change in accounting principle decreased to $12.5 million in 2001 from $43.4 million in the prior year's quarter. Lower profitability was primarily attributable to the Industrial Chemicals segment and reflected reduced profitability from phosphorus operations.

A net loss of $26.5 million was recorded for the three-month period ended March 31, 2001, as compared to net income of $32.8 million for the same period in 2000. During the three months ended March 31, 2001, the company recorded restructuring and impairment charges of $11.5 million ($7.1 million after tax), related primarily to workforce reductions in the Energy Systems and Food and Transportation Systems segments. In addition, FMC recognized the impact of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which resulted in an after-tax cumulative loss of $5.6 million from a change in accounting principle. Also, in conjunction with the company's plan to reorganize into two publicly traded corporations later in 2001, FMC recorded a one-time, largely non-cash, tax charge of $32.0 million, triggered by the repatriation of cash from certain foreign operations.

Average shares outstanding used in the quarter's diluted earnings (loss) per common share calculations were 30.8 million in 2001 compared with 31.3 million in the prior year's quarter. Additional weighted average shares of 1.4 million, assuming conversion of stock awards, for the quarter ended March 31, 2001 were not included in the computation of diluted earnings per share as their effect would be antidilutive.

Energy Systems
--------------
Energy Systems sales in the first three months of 2001 decreased $9.6 million, or 3.7 percent, to $246.8 million from $256.4 million in the first three months of 2000. Lower Energy Systems' revenue in the first three months of 2001 reflected a reduction in sales of floating production equipment and, to a lesser extent, subsea systems. This decline was partially offset by continued strength in demand for fluid control equipment. In the first three months of 2001, lower subsea systems sales for projects in the North Sea and offshore West Africa were partly offset by increased sales of subsea systems for projects in the Gulf of Mexico and offshore Brazil.

Energy Systems' operating profit in 2001 decreased $2.0 million, or 18.2 percent, to $9.0 million from $11.0 million in the first three months of 2000. Energy Systems' lower operating profit in the first three months of 2001 was primarily due to lower subsea volumes in the North Sea and West Africa and was offset somewhat by improvements in business areas for surface wellhead and fluid control equipment and the subsea systems business in the Gulf of Mexico and offshore Brazil.

While revenues from large deepwater exploration and production contracts have been slower to materialize following the recent recovery of crude oil and natural gas prices than the company previously expected, FMC has recently begun to realize benefits from increasing deepwater production spending. During the first quarter of 2001, the company entered into a frame agreement with BP p.l.c. regarding BP's deepwater development programs in the Gulf of Mexico. Hardware deliveries are expected to begin in late 2002, with the initial project management and engineering work expected to begin in the second quarter of 2001. Recently, FMC was awarded additional orders for subsea tree systems by Petroleo Brasileiro S.A. and Norsk Hydro, amounting to $28.5 million and $35 million, respectively. The company believes that many of its major oil and gas customers that have announced mergers have essentially completed the integration of the merged entities, and that they will focus on exploration and development efforts, including the development of large offshore deepwater basins. While management views the increased activity as a positive indicator of strengthening oil and gas industry exploration and production activity, pricing remains competitive, and a continued lack of investment in infrastructure projects may result in weakness for measurement and metering markets.

Food and Transportation Systems
-------------------------------
Food and Transportation Systems' revenue of $182.8 million for the first quarter of 2001 was down slightly from $185.2 million in last year's quarter. Earnings of $9.4 million declined from $12.0 million in 2000. Lower sales and earnings of food processing and citrus systems were partially offset by stronger airport systems sales and earnings.

FMC FoodTech's revenue and operating profit declined in the first three months of 2001, primarily as a result of lower sales of fruit and tomato processing equipment and food sterilization systems. Lower sales were due in large part to the timing of major projects and reduced capital investment by customers because of lower prices for tomatoes, poultry and citrus. An increase in sales of freezing equipment in the first three months of 2001, attributable to the acquisition of Northfield Freezing Systems Group on February 16, 2000, partially offset this reduction in revenue. FMC FoodTech's earnings decrease was partially offset by lower costs, primarily due to the benefit of cost reduction initiatives that began in 2000 and that involved process improvements and reductions in headcount.

FMC is currently responding to the impact on the FoodTech business in North America of lower tomato, citrus and chicken commodity prices. The company expects that higher international sales, particularly in Europe and the Middle East, will partly offset reduced orders from chicken processors and other equipment customers.

Increased revenue for airport systems in the first three months of 2001 reflects higher volumes for all types of airport ground support equipment consisting of deicers, cargo loaders and push-back tractors. Purchases of deicers were postponed by customers in the fourth quarter of 2000, and higher sales of cargo loaders and push-back tractors were attributable to the strong air freight market. Operating profit on airport systems increased in the first three months of 2001, primarily reflecting the timing of deicer sales, increased volumes of cargo loaders sold to the air freight market and improved manufacturing efficiencies realized from the higher volumes. In addition, increased revenue and profitability was realized from the Next Generation Small Loader business. Lower margins on Jetway Systems, primarily related to spending on new product releases for two domestic projects, partially offset the increased profitability.

Management does not expect purchases of airline ground support equipment and systems to change significantly in 2001 from the levels in 2000, but increased operating costs for airlines may negatively impact airlines' investment in capital assets beginning later this year, and airline orders could decline during the second half of 2001. Subsequent to March 31, 2001, the company received a $25 million order for Jetway passenger boarding bridges for the Kansas City airport. In addition, revenue generated from the Next Generation Small Loader contract with the U.S. Air Force could favorably impact the company's operating results in 2001 as compared with 2000. The five-year contract is valued at $180 million and has the potential to generate revenue of $458 million over the next 15 years.

Agricultural Products
---------------------
Agricultural Products' revenue for the quarter ended March 31, 2001 was $134.6 million, down from $165.8 million in last year's quarter due to lower insecticide sales in Asia and the lack of sales of sulfentrazone to DuPont. Earnings for the 2001 quarter were $13.8 million, approximately even with last year.

The negative margin impact of DuPont's decision to not purchase sulfentrazone was essentially offset by a contractual protection payment from DuPont. FMC entered into an exclusive agreement with DuPont in 1998 to provide sulfentrazone to DuPont in North America. DuPont's soybean herbicide sales have not reached the levels contemplated when this agreement was signed and DuPont now has adequate inventory of sulfentrazone to cover its needs through at least this current season. The company still believes that DuPont will be a customer for sulfentrazone in the future. As a result of its decision to not purchase sulfentrazone in the current period, DuPont no longer has exclusivity for use of sulfentrazone on soybeans in the United States. FMC, therefore, has begun developing other customers and will continue to expand its markets for this product. Additional sales from newly-developed sulfentrazone markets, combined with lower operating costs, offset the first quarter 2001 impact of lower sales in Asia.

Specialty Chemicals
-------------------
Specialty Chemicals' sales for the three months ended March 31, 2001 were $116.3 million, down from $124.9 million in the prior year period. Earnings of $20.0 million were approximately even with last year.

The decrease in sales reflects weaker European demand for the company's lithium products as well as softness in demand for food and pharmaceutical biopolymer applications. Additionally, the weaker euro resulted in lower translated sales from FMC's European operations. However, improved mix and lower costs allowed Specialty Chemicals' earnings to be approximately even with last year.

FMC currently sources a majority of its lithium carbonate from a South American manufacturer under a three-year agreement. FMC periodically evaluates various sourcing, production and restructuring alternatives to continue to improve its results of operations, some of which could reduce the company's reliance on certain components of its existing asset base.

Industrial Chemicals
--------------------
Industrial Chemicals' first quarter 2001 revenue of $198.6 million was lower than last year's revenue by $75.2 million, and earnings for the three months ended March 31, 2001 of $14.4 million declined from year 2000 earnings of $34.5 million.

Lower revenue in 2001 is largely attributable to a change in reporting with the startup of Astaris, a joint venture with Solutia. Sales of FMC's phosphorus chemicals division, included in revenues for the three months ended March 31, 2000, were approximately $73 million. As a result of the formation of the joint venture, phosphorus revenues have not been consolidated in segment revenues beginning in the second quarter of 2000. (See Note 11 to the March 31, 2001 consolidated financial statements.) FMC's phosphorus earnings (which include FMC's share of earnings from Astaris) decreased primarily due to continued environmental compliance-related costs retained by FMC and higher electrical power and natural gas costs versus last year. As a result of the continuation of higher power costs, Astaris announced that it would further reduce Pocatello's operations from two furnaces to one furnace in April of 2001 and will resell approximately half of its low-cost contractual power back to Idaho Power. The power will be sold at fixed prices that will produce earnings in excess of the costs to procure phosphorus from third party suppliers. The agreement to resell electricity to Idaho Power will continue from April of 2001 through March 2003 with the most significant benefit to Astaris occurring in the second half of 2001 when the contract resale prices are at their highest.

Also expected to affect Astaris' performance in the second half of 2001 will be the start-up of a new purified phosphoric acid plant, partially replacing the high-energy dependent process of producing elemental phosphorus in Pocatello. The new plant is expected to produce purified phosphoric acid volumes in excess of the equivalent elemental phosphorus produced by one furnace at Pocatello.

Management continues to evaluate alternatives to reduce capital and expenses related to FMC's phosphorus consent decree environmental compliance projects and to reduce its reliance on Pocatello's high cost, energy-intensive operations. These alternatives include the option to reduce FMC's investment in its existing asset base.

First quarter 2001 revenue in the company's alkali operations improved over the 2000 quarter due to higher soda ash sales volumes. Earnings were also favorable as higher sales volumes and successful cost reduction programs offset the impact of higher energy prices, primarily those for natural gas.

In April 2001, management announced a temporary suspension of operations at the Granger Soda Ash facility, formerly the Tg Soda Ash operation. This decision will result in facility-related and severance-related costs of up to $5.0 million (after minority interest) in the second quarter of 2001, but is expected to reduce costs in the current high-cost energy environment and defer capital expenditures at the facility. Industrial Chemicals will focus its trona mining operations on the remaining lower cost mines.

Soda Ash demand in excess of production will be met through sourcing product from third party suppliers. The Granger facility will be on stand-by and can be restarted when business conditions improve.

Hydrogen peroxide sales were relatively flat, while profits improved slightly. Lower volumes, primarily the result of a slowdown in the pulp and paper market, were more than offset by improved pricing when compared with first quarter 2000.

FMC Foret had slightly higher sales in the first quarter of 2001 when compared with 2000, while profitability was somewhat lower. Increased revenues resulting primarily from higher phosphorus volumes were partially offset by the negative affect of the foreign currency translation of the euro when compared with first quarter of 2000. Operating profitability was lower, primarily the result of product mix.

Corporate
---------
During the first quarter of 2001, corporate expenses decreased to $16.5 million, compared with $17.4 million in the 2000 period, reflecting the results of corporate cost reductions as well as timing of expenses.

Asset impairments and restructuring and other charges
-----------------------------------------------------
In the first quarter of 2001, FMC recorded an asset impairment and one-time restructuring and other charges of $11.5 million before tax ($7.1 million after tax). See Note 5 to the March 31, 2001 consolidated financial statements.

Net interest expense
--------------------
Net interest expense of $22.9 million in 2001 (including FMC's share of interest incurred by Astaris) was level with $23.0 million in the 2000 first quarter due to lower average debt levels that more than offset higher rates in 2001 and the effect of a gain in 2000 on a hedge of eurobond borrowing rates.

Income tax expense
------------------
Income tax expense for the three months ended March 31, 2001 was $33.4 million on pretax income of $12.5 million. Included in the provision for the three months ended March 31, 2001 was a one-time, largely non-cash, charge of $32.0 million triggered by the repatriation of cash from certain foreign operations in preparation for the expected separation of FMC's machinery operations. Excluding the effects of restructuring and impairment charges and the tax expense related to the repatriation of offshore earnings, income tax expense for the quarter was $5.8 million on adjusted pretax earnings of $24.0 million, resulting in an effective tax rate of 24.1%. Income tax expense of $10.6 million for the first quarter of 2000 resulted in an effective tax rate of 24.4%. The differences between the effective tax rates for these periods and the statutory U.S. Federal income tax rate relate primarily to differing foreign tax rates, foreign sales corporation and depletion benefits, incremental state taxes and non-deductible goodwill amortization and expenses.

Order backlog
-------------
The company's combined order backlog as of March 31, 2001 was $835.8 million, of which $548.5 million was related to Energy Systems and $287.3 million was related to Food and Transportation Systems. At December 31, 2000, order backlog was $644.3 million, of which $425.1 million was related to Energy Systems and $219.2 million was related to Food and Transportation Systems.

The increase in Energy Systems' backlog is primarily the result of strengthening in the subsea market and an increase in orders for surface systems. The increase in backlog for Food and Transportation systems is, in large part, the result of the company's contract to provide the United States Air Force with Next Generation Small Loaders. Additionally, air freight carriers placed substantial orders early in 2001, and food processing systems customers tend to place orders for capital equipment at the beginning of the calendar year. Partially offsetting the increases to backlog is a reduction in Jetway backlog due to the completion of several large projects in 2001.

Backlog is not reported for the Agricultural Products, Specialty Chemicals or Industrial Chemicals segments due to the nature of these businesses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------   ---------------------------------------------------------

The information required by this item is provided in "Derivative Financial Instruments and Market Risks", under ITEM 2 - Management's Discussion and
                                     ------------------------------------
Analysis of Financial Condition and Results of Operations.
---------------------------------------------------------

                INDEPENDENT ACCOUNTANTS' REPORT
                -------------------------------

A report by KPMG LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended March 31, 2001 is included on page 22.

                INDEPENDENT ACCOUNTANTS' REPORT
                -------------------------------

The Board of Directors
FMC Corporation:

We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of March 31, 2001, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of December 31, 2000 and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated February 9, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Chicago, Illinois
April 17, 2001

      PAGE 23
                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

There has been no material change in the company's significant legal proceedings from the information reported in Part I, Item 3 of the company's 2000 Annual Report on Form 10-K.

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
       --------

     Number in
   Exhibit Table          Description
   -------------          -----------
        11           Statement re: computation of
                     diluted earnings per share

        12           Statement re: computation of
                     ratios of earnings to fixed
                     charges

        15           Letter re: unaudited
                     interim financial information

 (b)  Reports on Form 8-K
      -------------------
      The company filed the following reports on Form 8-K during the three months ended March 31, 2001:

      Form 8-K dated March 14, 2001 containing slides used during a presentation made at the Merrill Lynch Chemical Conference on March 14, 2001.

      Form 8-K dated March 27, 2001 containing slides used during a presentation made at the UBS Warburg Grass Roots Chemical Conference on March 27, 2001.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 FMC CORPORATION
                                                 ---------------
                                                 (Registrant)





Date: May 15, 2001                               /s/ Ronald D. Mambu
      ------------                               -------------------------------
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