Form 10-Q/A
period 2001-03-31
FMC CORP
filed 2001-05-16
CIK 37785

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

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

     This Amendment is being filed solely for the purpose of correcting a number in Note 13 to the Consolidated Financial Statements that was misstated as a result of a clerical error in the Form 10-Q for FMC Corporation filed on May 15, 2001.

     PAGE 11

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

Note 13:  Segment Information
-----------------------------

                                            Three Months Ended
                                                 March 31
                                       -------------------------------
                                               (In millions)
                                            2001          2000
Revenue                                     ----          ----
-------
   Energy Systems                           $246.8      $  256.4
   Food and Transportation Systems           182.8         185.2
   Agricultural Products                     134.6         165.8
   Specialty Chemicals                       116.3         124.9
   Industrial Chemicals (1)                  198.6         273.8
   Eliminations                               (2.5)         (2.5)
                                            ------      --------
                                            $876.6      $1,003.6
                                            ======      ========

Income before income taxes
--------------------------
   Energy Systems                           $  9.0        $ 11.0
   Food and Transportation Systems             9.4          12.0
   Agricultural Products                      13.8          13.9
   Specialty Chemicals                        20.0          19.5
   Industrial Chemicals                       14.4          34.5
                                            ------        ------

   Operating profit                           66.6          90.9

   Corporate                                 (16.5)        (17.4)
   Other income and (expense), net            (3.2)         (7.1)
   Asset impairment (2)                       (1.3)            -
   Restructuring and other charges (3)       (10.2)            -
   Net interest expense (4)                  (22.9)        (23.0)
                                            ------        ------
                                            $ 12.5        $ 43.4
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





Date: May 16, 2001                               /s/ Ronald D. Mambu
      ------------                               -------------------------------
                                                 Vice President, Controller, and
                                                 duly authorized officer