Form 10-Q
period 2001-06-30
FMC CORP
filed 2001-08-14
CIK 37785

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              (X) Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001
                                       or
              ( ) Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                For the transition period from_______ to________

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

           Class                          Outstanding at June 30, 2001
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

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------
FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Income (Unaudited)
---------------------------------------------
(In millions, except per share data)

                                                                              Three Months                         Six Months
                                                                              Ended June 30                      Ended June 30
                                                                        -------------------------         --------------------------
                                                                          2001             2000              2001          2000
                                                                          ----             ----              ----          ----
Revenue                                                                  $1,001.3        $1,010.9         $ 1,877.9       $2,014.5

Costs and expenses:
        Cost of sales or services                                           733.4           714.0           1,392.1        1,475.7
        Selling, general and administrative
         expense                                                            134.5           134.8             270.2          272.9
        Research and development expense                                     41.3            39.2              78.0           75.9
        Asset impairments                                                   323.1            11.6             324.4           11.6
        Restructuring and other charges                                     184.5            45.0             194.7           45.0
                                                                         --------        --------         ---------       --------

        Total costs and expenses                                          1,416.8           944.6           2,259.4        1,881.1
                                                                         --------        --------         ---------       --------

Income (loss) before minority interests, interest expense,
 interest income, income taxes, and the cumulative effect of a
 change in accounting principle                                            (415.5)           66.3            (381.5)         133.4

Minority interests                                                            2.0             0.8               2.4            1.5
Interest expense                                                             24.3            26.5              46.5           51.3
Interest income                                                              (1.7)           (0.9)             (2.6)          (2.7)
                                                                         ---------       --------         ---------       --------

Income (loss) before income taxes and the
 cumulative effect of a change in
 accounting principle                                                      (440.1)           39.9            (427.8)          83.3
Provision (benefit) for income taxes                                       (140.3)            1.9            (107.1)          12.5
                                                                         --------        --------         ---------       --------
Income (loss) before the cumulative effect
 of a change in accounting principle                                       (299.8)           38.0            (320.7)          70.8
Cumulative effect of a change in accounting
 principle, net of income taxes (Note 3)                                        -               -              (5.6)             -
                                                                         --------        --------         ---------       --------

Net income (loss)                                                        $ (299.8)       $   38.0         $  (326.3)      $   70.8
                                                                         ========        ========         =========       ========

Basic earnings (loss) per common share:
 Income (loss) before the cumulative effect
  of a change in accounting principle                                    $  (9.62)       $   1.25         $  (10.36)      $   2.33
 Cumulative effect of a change in
  accounting principle, net of income taxes                                     -               -             (0.18)             -
                                                                         --------        --------         ---------       --------

 Net earnings (loss) per common share                                    $  (9.62)       $   1.25         $  (10.54)      $   2.33
                                                                         ========        ========         =========       ========

Average number of shares used in basic
 earnings (loss) per share computations                                      31.2            30.4              31.0           30.4
                                                                         ========        ========         =========       ========

Diluted earnings (loss) per common share:
 Income (loss) before the cumulative effect
  of a change in accounting principle                                    $  (9.62)       $   1.20         $  (10.36)      $   2.25
 Cumulative effect of a change in accounting
  principle, net of income taxes                                                -               -             (0.18)             -
                                                                         --------        --------         ---------       --------

 Net earnings (loss) per common share                                    $  (9.62)       $   1.20         $  (10.54)      $   2.25
                                                                         ========        ========         =========       ========

Average number of shares used in diluted
 earnings (loss) per share computations                                      31.2            31.5              31.0           31.4
                                                                         ========        ========         =========       ========


The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Balance Sheets
---------------------------
(In millions, except share and per share data)

                                                          June 3
                                                           2001      December 31
                                                       (Unaudited)       2000
                                                       -----------   -----------
Assets:
Current assets:
        Cash and cash equivalents                         $   32.4     $   25.1
        Trade receivables, net of allowances
         of $16.2 in 2001 and $13.4 in 2000                  689.0        635.5
        Inventories                                          469.5        426.2
        Other current assets                                 221.9        152.4
        Deferred income taxes                                 97.2         90.6
                                                          --------     --------
  Total current assets                                     1,510.0      1,329.8

Investments                                                   79.3        103.0
Property, plant and equipment, net (Note 4)                1,330.5      1,616.1
Goodwill and intangible assets                               460.0        494.6
Other assets                                                 140.2        112.2
Deferred income taxes                                        247.0         90.2
                                                          --------     --------
Total assets                                              $3,767.0     $3,745.9
                                                          ========     ========

Liabilities and stockholders' equity:
Current liabilities:
        Short-term debt (Note 6)                          $  196.6     $  153.9
        Accounts payable, trade and other                    589.3        657.3
        Other current liabilities                            619.9        462.2
        Current portion of long-term debt (Note 6)            35.9         22.7
        Current portion of accrued pension
         and other postretirement benefits                    13.0         37.5
        Income taxes payable                                  74.8         66.3
                                                          --------     --------
  Total current liabilities                                1,529.5      1,399.9

Long-term debt, less current portion (Note 6)                932.1        872.1
Accrued pension and other postretirement
 benefits, less current portion                              188.9        189.8
Reserves for discontinued operations and
 other liabilities (Note 7)                                  223.7        291.9
Other non-current liabilities                                179.9        144.8
Minority interests in consolidated companies                 111.4         47.0
Commitments and contingencies
Stockholders' equity:
        Preferred stock, no par value, authorized
          5,000,000 shares; no shares issued in
          2001 or 2000                                           -            -
        Common stock, $0.10 par value, authorized
          130,000,000 shares; issued 39,080,103                4.0          3.9
          shares in 2001 and 38,622,349 shares in
          2000
        Capital in excess of par value of common
          stock                                              212.5        181.6
        Retained earnings                                  1,212.6      1,398.9
        Accumulated other comprehensive loss                (315.1)      (272.6)
        Treasury stock, common, at cost;
          7,963,622 shares in 2001 and 7,977,709
          shares in 2000                                    (512.5)      (511.4)
                                                          --------     --------
  Total stockholders' equity                                 601.5        800.4
                                                          --------     --------
Total liabilities and stockholders' equity                $3,767.0     $3,745.9
                                                          ========     ========

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------
(In millions)

                                                              Six Months
                                                             Ended June 30
                                                          ------------------
                                                          2001          2000
                                                          ----          ----
Cash provided (required) by operating activities
 of continuing operations:
Income (loss) before the cumulative effect of a
 change in accounting principle                            $(320.7)   $  70.8
Adjustments to reconcile income (loss) before the
 cumulative effect of a change in accounting
 principle to cash provided by operating activities
 of continuing operations:
       Depreciation and amortization                          96.3       95.7
       Asset impairments (Note 5)                            324.4       11.6
       Restructuring and other charges (Note 5)              194.7       45.0
       Settlement of derivative contracts (Note 3)            (3.5)         -
       Deferred income taxes                                (163.3)      27.6
       Minority interests                                      2.4        1.5
       Other                                                   7.2       23.8
 Changes in operating assets and liabilities
  excluding the effect of acquisitions of businesses:
       Accounts receivable repurchased                       (39.0)      (6.0)
       Trade receivables, net                                (16.8)      24.6
       Inventories                                           (54.3)      19.1
       Other current assets and other assets                 (78.6)     (49.5)
       Accounts payable, accrued and other current
        and other non-current liabilities                    (49.8)    (149.8)
       Income taxes payable                                    8.9      (15.4)
       Restructuring reserves                                (13.0)     (33.7)
       Accrued pension and other postretirement
        benefits, net                                        (27.8)     (12.0)
                                                           -------    -------

Cash provided (used) by operating activities of continuing
  operations                                               $(132.9)   $  53.3
                                                           -------    -------

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Consolidated Statements of Cash Flows (Unaudited) (Continued)
-------------------------------------------------------------
(In millions)


                                                             Six Months
                                                            Ended June 30
                                                          ------------------
                                                          2001          2000
                                                          ----          ----
Cash provided by operating activities of continuing
 operations                                              $(132.9)     $  53.3

Cash required by discontinued operations                   (94.3)       (17.4)
                                                         -------      -------

Cash provided (required) by investing activities:
       Capital expenditures                               (119.8)      (101.7)
       Acquisitions of businesses                           (3.0)       (45.4)
       Proceeds from disposal of property, plant and
        equipment                                           18.0         27.9
       Decrease (increase) in investments                   (3.9)        10.8
                                                          -------     -------

Cash required by investing activities                     (108.7)      (108.3)
                                                         -------      -------

Cash provided (required) by financing activities:
       Net proceeds from issuance of (net repayments
        of) commercial paper                                11.3        (26.0)
       Net increase (decrease) in other short-term debt     31.3        (26.9)
       Proceeds from issuance of long-term debt            270.4             -
       Repayment of long-term debt                        (197.9)       (33.6)
       Net borrowings (repayments) under credit
        facilities                                          (5.9)       146.9
       Proceeds from sale of subsidiary stock              207.2             -
       Distributions to minority partner                    (2.3)        (1.5)
       Net issuances of common stock                        30.0          2.3
                                                         -------      -------

Cash provided by financing activities                      344.1         61.2
                                                         -------      -------

Effect of exchange rate changes on cash and cash
 equivalents                                                (0.9)         3.4
                                                         -------      -------

Increase (decrease) in cash and cash equivalents             7.3         (7.8)

Cash and cash equivalents, beginning of period              25.1         64.0
                                                         -------      -------

Cash and cash equivalents, end of period                 $  32.4      $  56.2
                                                         =======      =======

Supplemental disclosure of cash flow information:
------------------------------------------------
Cash paid for interest was $56.4 million and $58.4 million, and cash paid for income taxes, net of refunds, was $19.2 million and $25.5 million for the six-month periods ended June 30, 2001 and 2000, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
---------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
------------------------------------------------------

Note 1:  Financial Information and Accounting Policies
------------------------------------------------------
The consolidated balance sheet of FMC Corporation ("FMC" or "the company") as of June 30, 2001, and the related consolidated statements of income and cash flows for the interim periods ended June 30, 2001 and 2000 have been reviewed by FMC's independent accountants. The review is described more fully in their report included herein. In the opinion of management, these consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of the company's results of operations and cash flows for the interim periods ended June 30, 2001 and 2000 and of its financial position as of June 30, 2001. All such adjustments are of a normal recurring nature. The results of operations for the six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results of operations for the full year.

The company's accounting policies are set forth in Note 1 to the company's consolidated 2000 financial statements, which are incorporated by reference in the company's 2000 Annual Report on Form 10-K, and Note 1 to the company's Form 10-Q for the three months ended March 31, 2001.

Note 2:  FMC's Reorganization
-----------------------------
In October 2000, management announced that it was initiating a strategic reorganization (the "reorganization" or "separation") that ultimately is expected to split the company into two independent publicly traded companies -- a machinery business and a chemicals business.

The machinery company is named FMC Technologies, Inc. ("FTI") and includes FMC's Energy Systems and Food and Transportation Systems businesses. The chemicals company is comprised of FMC's Specialty Chemicals, Industrial Chemicals and Agricultural Products businesses and will continue to operate as FMC Corporation.

In accordance with the Separation and Distribution Agreement (the "Agreement") between FMC and FTI, the company contributed to FTI substantially all the net assets comprising the businesses of FTI effective June 1, 2001. On June 19, 2001, FTI completed an initial public offering ("IPO") of 17.0 percent of its common stock. FMC continues to own the remaining 83.0 percent of FTI's common stock. In exchange for the net assets distributed by FMC to FTI, FTI made payments totaling $480.1 million to FMC in June of 2001. In addition, under the Agreement, FMC expects FTI to make a further payment to the company of $52.2 million, of which $35.7 million resulted from changes in FTI's cash and debt balances through May 31, 2001 and the remainder consisted of net intercompany amounts owed by FTI to FMC.

The $480.1 million in proceeds received by FMC from FTI consisted of cash drawn down by FTI under its newly established debt facility (Note 6) of $280.9 million and the proceeds of FTI's IPO of $207.2 million, less $8.0 million retained by FTI from the IPO proceeds to cover estimated expenses of the offering (which will be adjusted to reflect actual expenses at a later date). The payments received from FTI were used by FMC to retire short-term and long-term debt. During the second quarter of 2001, FMC recognized a gain of $140.0 million on the distribution and subsequent IPO, which the company has credited to retained earnings. Subject to market conditions, final board approval and a favorable ruling from the Internal Revenue Service, FMC intends to make a tax-free distribution of the remaining shares of FTI by the end of 2001.

Management expects that FMC will incur incremental after-tax costs of $50 million to $60 million during 2001 related to this transaction and the restructuring of certain corporate and business operations, although the ultimate amount could differ significantly from this estimate. See Note 5 for a discussion of costs incurred through June 30, 2001.

Note 3:  Recently Adopted Accounting Pronouncements
---------------------------------------------------
On January 1, 2001, the company implemented, on a prospective basis, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS No. 138 (collectively, the "Statement.") The Statement requires the company to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in other comprehensive income
(loss), depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction. In accordance with the provisions of the Statement, the company recorded a loss from the cumulative effect of a change in accounting principle of $5.6 million, net of an income tax benefit of $3.6 million, in the company's consolidated statement of earnings, and a deferred gain of $15.1 million, net of income taxes of $9.6 million, in accumulated other comprehensive loss, effective January 1, 2001. The cash outflow during 2001 related to contracts settled as a result of the adoption of SFAS No. 133 of $3.5 million is reported separately in the consolidated statements of cash flows.

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to the company's outstanding cash flow hedges and which were recorded to earnings during the three months and six months ended June 30, 2001, were less than $0.1 million. At June 30, 2001, the net deferred hedging loss in accumulated other comprehensive loss was $17.5 million, of which approximately $6.0 million of net losses are expected to be recognized in earnings during the twelve months ended June 30, 2002, at the time the underlying hedged transactions are realized, and of which net losses of $11.5 million are expected to be recognized at various times subsequent to June 30, 2002 and continuing through November 30, 2009.

In the fourth quarter of 2000, the company adopted the requirements of the Emerging Issues Task Force consensus on Issue No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires the company to report costs associated with shipping and handling, including those costs passed on to customers, as costs of sales or services in the company's consolidated income statements. In conjunction with the adoption, the company reclassified as cost of sales or services certain amounts that had previously been recorded as offsets (reductions) of revenue. The reclassification for the three and six months ended June 30, 2000 increased revenue and cost of sales or services by $44.6 million and $88.0 million, respectively, and had no effect on the company's previously reported income or earnings per share.

Note 4:  Property, Plant and Equipment
--------------------------------------
Property, plant and equipment comprised the following, in millions:

                                                     June 30
                                                       2001       December 31
                                                    (Unaudited)       2000
                                                   -------------  -----------
       Property, plant and equipment, at cost,
        less reductions due to impairments             $3,085.5     $3,406.2
       Accumulated depreciation                         1,755.0      1,790.1
                                                       --------     --------
       Net property, plant and equipment               $1,330.5     $1,616.1
                                                       ========     ========

The decrease in net property, plant and equipment reflects the effect of asset impairments (Note 5).

Note 5:  Reserves for Restructuring, Impairment and Other Costs
---------------------------------------------------------------
During the three months ended June 30, 2001, the company recorded restructuring and impairment charges of $507.6 million ($346.5 million after tax), of which $86.9 million represents after-tax cash costs. These charges included asset impairments and restructuring charges of $371.9 million ($226.9 million after tax) related to FMC's U.S. phosphorus business. Leading to these charges were a continuing and steeper decline in market conditions, the loss of a potential site on which to develop an economically viable second purified phosphoric acid plant, and FMC's expected payment into a fund for the Shoshone-Bannock tribes as a result of their agreement to support a proposal to amend a consent decree to permit the earlier closure of the largest remaining waste disposal pond. The components of the impairment and restructuring charges were as follows (before tax): a $171.0 million impairment of consent decree related environmental assets at Pocatello; a $68.7 million reserve for further required consent decree spending at the site; a $40.0 million expected payment to the Shoshone-Bannock tribes; a $36.7 million impairment of the company's investment in Astaris LLC ("Astaris"); and $55.5 million of future financing commitments to the joint venture, environmental charges and other costs. Also included in the second quarter restructuring and impairment charge was an impairment of $98.9 million ($97.0 million after tax) of the assets at FMC's lithium operation in Argentina. This operation, which includes a lithium mine and processing facilities, was established by the company approximately five years ago in a remote area of the Andes Mountains. With the entry of a South American manufacturer into this business and following the continuation of other unfavorable market conditions, the company's lithium assets in Argentina became impaired as the total capital invested is not expected to be recovered. In addition, restructuring and impairment charges for the quarter included $17.5 million ($10.8 million after tax) related to FMC's corporate reorganization costs (Note 2) and $19.3 million ($11.8 million after tax) reflecting a restructuring of chemical operations and the impairment of two smaller chemical facilities. FMC expects to reduce its workforce by approximately 135 people in connection with these restructuring activities.

In the first quarter of 2001, the company recorded an asset impairment and restructuring and other one-time charges of $11.5 million before taxes ($7.1 million after tax). An asset impairment of $1.3 million was required to write off goodwill associated with a small FoodTech product line. Restructuring and other one-time charges were $10.2 million, of which $5.2 million related to planned reductions in force of 91 people in the Energy Systems businesses; $2.5 million related to planned reductions in force of 72 positions in FoodTech businesses; $1.5 million related to a planned plant closing and restructuring of an airport systems facility, including 73 planned workforce reductions; and $1.0 million related to the cost of continuing Industrial Chemical and Corporate realignments.

During the second quarter of 2000, the company recorded asset impairments of $11.6 million ($7.1 million after tax) and restructuring and other charges of $45.0 million ($27.7 million after tax). Impairments of $9.0 million were recognized as a result of the formation of the Astaris joint venture (Note 12), including the writedown of certain phosphorus assets retained by FMC and the planned closure of two phosphorus facilities subsequent to the joint-venture formation. Other impairments included the reduction in value of certain petroleum business equipment in the Energy Systems segment and of certain assets in the Specialty Chemicals segment due to changes in the underlying businesses.

Restructuring charges of $20.6 million were attributable to Astaris formation charges and the concurrent reorganization of FMC's Industrial Chemicals sales, marketing and support organizations; the anticipated reduction of office space requirements in FMC's Philadelphia chemical headquarters; and pension expense related to the separation of phosphorus personnel from FMC. Other restructuring charges included $4.5 million for reductions in FMC's agricultural machinery workforce, $2.0 million resulting from the integration of the Northfield Freezing Systems acquisition and $5.1 million for other smaller restructuring projects. In addition, the company recorded environmental accruals of $12.5 million as a result of increased cost estimates for ongoing remediation of several phosphorus properties.

During the first quarter of 2000, the company established new reserves of $5.0 million related to the consolidation of its combined workforce at its alkali chemical facilities in Wyoming, including the cost of separation programs for approximately 80 people. Of the amounts reserved, $2.7 million was charged to expense and $2.3 million was recorded as a liability in the acquisition accounting for Tg Soda Ash, Inc. ("TgSA") and did not impact earnings.

Reserves for restructuring and related programs were $184.6 million and $7.8 million at June 30, 2001 and December 31, 2000, respectively. Restructuring spending of $8.1 million related to the 2001 programs and $4.9 million related to previous programs occurred during the six months ended June 30, 2001. Spending during the six months ended June 30, 2001 related primarily to workforce reductions completed in the Energy Systems segment, in the FoodTech businesses and in certain corporate and chemical shared service support departments.

Restructuring and other reserve activities for the six months ended June 30, 2001 were as follows, in millions:

                            Reserves        Increase      Change to Reserves
                                                          ------------------      Reserves
                               at              in         Cash           Other       at
                            12/31/00        Reserves    Payments        Changes    6/30/01
                            --------        --------    --------        -------   --------
- Workforce-related            $7.8          $ 14.4     $(12.7)          $   -      $  9.5
- Facility shut-
   down costs                     -             6.2       (0.1)              -         6.1
- Costs reported
   by Astaris                     -             2.7          -            (2.7)          -
- Separation-related              -            17.8       (0.2)              -        17.6
- Other                           -           153.6          -            (2.2)      151.4
                               ----          ------     ------           ------     ------
         Total                 $7.8          $194.7     $(13.0)          $(4.9)     $184.6
                               ====          ======     ======           ======     ======

Other reserves include accruals for the Shoshone-Bannock tribal fund ($40.0 million), required consent decree spending ($68.7 million), future financing commitments ($42.7 million) and environmental liabilities ($2.2 million).


Note 6:  Debt
-------------
At June 30, 2001, the company had $450.0 million in committed credit under a five-year non-amortizing revolving credit agreement due in December 2001. In August of 2001, this commitment was reduced to $300 million.

To allocate debt between FMC and FTI pursuant to the reorganization of the company, in the second quarter of 2001, the company obtained commitments for two revolving credit facilities: a $250 million five-year credit agreement and a $150 million 364-day revolving credit facility, both of which FTI assumed from FMC Corporation prior to any drawdown in conjunction with the separation.

At June 30, 2001, amounts borrowed by FTI under the credit facilities described above consisted of $180.0 million under the five-year facility and $35.9 million under the 364-day facility, the proceeds of which were subsequently remitted to FMC and used to retire a portion of FMC's existing debt. FTI also entered into interest rate swap agreements related to $100.0 million of the long-term amount borrowed to fix the effective interest rate thereon at an average rate of 5.78 percent. Among other restrictions, FMC's and FTI's credit agreements contain covenants relating to liens, consolidated net worth and cash flow coverage (as defined in the agreements). The company and the lenders amended certain debt agreements in July 2001. The company was in compliance with all debt covenants effective as of June 30, 2001.

In 1998, a universal shelf registration statement became effective, under which $500.0 million of debt and/or equity securities may be offered. Unused capacity of $345.0 million remains available under the 1998 shelf registration at June 30, 2001.

At June 30, 2001, long-term debt includes $28.7 million in exchangeable senior subordinated debentures bearing interest at 6.75 percent, maturing in 2005 and exchangeable at any time into Meridian Gold Inc. common stock at an exchange price of $15.125 per share, subject to adjustment. The company may, at its option, pay an amount equal to the market price of Meridian Gold Inc. common stock in lieu of delivery of the shares. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the company and are currently redeemable at the option of FMC at par.

During the three months ended June 30, 2001, the company redeemed $11.2 million of its exchangeable senior subordinated debentures; $91.3 million of various other debt issues maturing in 2003 through 2011, and bearing interest at rates ranging from 6.375 percent to 7.75 percent; and retired $25.0 million of long-term debt at maturity.

Short-term debt consists of commercial paper, borrowings under uncommitted credit facilities, borrowings from a joint venture and foreign borrowings at June 30, 2001 and December 31, 2000.

In November 1995, the company commenced a short-term commercial paper program, supported by committed credit facilities, providing for the issuance of up to $500.0 million in aggregate maturity value of commercial paper at any given time. Three-day commercial paper of $34.1 million and $16.8 million was outstanding at June 30, 2001 and December 31, 2000, respectively.

Advances under uncommitted credit facilities were $46.1 million and $50.0 million at June 30, 2001 and December 31, 2000, respectively. Foreign borrowings totaled $43.7 million and $60.2 million at June 30, 2001 and December 31, 2000, respectively, and borrowings from the joint venture were $24.6 million and $26.9 million, respectively.

Note 7:  Reserves for Discontinued Operations and Other Liabilities
-------------------------------------------------------------------
Reserves for discontinued operations and other liabilities at June 30, 2001 and December 31, 2000 were $223.7 million and $291.9 million, respectively. At June 30, 2001, substantially all reserves related to environmental, post-employment benefit, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 1997 and to environmental obligations related to the company's operating facilities. See Note 5 to the company's December 31, 2000 consolidated financial statements and Note 8 below.

Note 8:  Environmental Obligations
----------------------------------
The company has provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $212.0 million and $232.0 million, excluding recoveries, have been provided at June 30, 2001 and December 31, 2000, respectively. The long-term portions of these reserves, totaling $152.0 million and $222.0 million, are included in the reserve for discontinued operations and other liabilities at June 30, 2001 and December 31, 2000, respectively, and the short-term portions are recorded as other current liabilities. During the three months ended June 30, 2001, the company provided $68.7 million of reserves for future environmental capital requirements and $2.2 million of additional environmental remediation reserves in conjunction with its Pocatello, Idaho, remediation projects (Note 5).

Recoveries of $37.4 million have been recorded as probable realization of claims against third parties at June 30, 2001. Total recoveries recorded at December 31, 2000 were $46.9 million. The assets, the majority of which relate to existing contractual arrangements with U.S. government agencies and insurance carriers, are recorded as an offset to the reserve for discontinued operations and other liabilities.

The company has estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $80 million at June 30, 2001. Obligations that have not been reserved for may be material to any one quarter's or year's results of operations in the future. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a materially adverse effect on the company's liquidity or financial condition and may be satisfied over the next twenty years or longer.

A more complete description of the company's environmental contingencies and the nature of its potential obligations are included in Notes 1 and 12 to FMC's December 31, 2000 consolidated financial statements.

Note 9:  Capital Stock
----------------------
On August 27, 1999, the Board of Directors authorized $50 million of open market repurchases of FMC common stock, which the company has not commenced as of June 30, 2001. Depending on market conditions, the company may, from time to time, purchase additional shares of its common stock on the open market.

At June 30, 2001, the company had 31.1 million shares outstanding and .9 million additional shares assuming conversion of stock options and other dilutive potential common shares (calculated under the treasury stock method).

Note 10:  Income Taxes
----------------------
The company's income tax benefit for the three and six months, respectively, includes non-recurring charges of $4.2 million and $36.2 million related to reorganization of the company's entities and repatriation of earnings in anticipation of the separation of FTI from FMC.

Note 11:  Comprehensive Earnings (Loss)
---------------------------------------
Comprehensive earnings or loss includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. The company's comprehensive earnings (loss) for the three-month and six-month periods ended June 30, 2001 and 2000 consisted of the following, in millions:

                                                         Three Months           Six Months
                                                          Ended June 30        Ended June 30
                                                    ----------------------   ----------------
                                                     2001            2000     2001        2000
                                                     ----            ----     ----        ----
    Net income (loss)                                $(299.8)      $ 38.0    $(326.3)    $ 70.8
    Other comprehensive gain (loss):
     Foreign currency translation adjustment            (8.4)       (23.1)     (25.0)     (51.5)
     Deferral of net hedging losses                    (19.6)           -      (32.6)         -
     Cumulative effect of a change in
      accounting principle (Note 3)                        -            -       15.1          -
                                                     -------       ------    -------     ------
    Comprehensive earnings (loss)                    $(327.8)      $ 14.9    $(368.8)    $ 19.3
                                                     =======       ======    =======     ======

Note 12:  Business Combinations and Divestitures
------------------------------------------------
Effective April 1, 2000, FMC and Solutia Inc. ("Solutia") formed the Astaris joint venture, which includes the North American and Brazilian phosphorus chemical operations of both companies. The joint venture is a limited liability company equally owned by FMC and Solutia.

FMC's share of Astaris' earnings, exclusive of restructuring and impairment charges reported by Astaris, is included in the Industrial Chemicals segment. Sales of FMC's phosphorus chemical division, included in revenues, were $79.2 million for the three months ended March 31, 2000.

On February 16, 2000, FMC acquired York International's Northfield Freezing Systems Group ("Northfield") for $39.8 million in cash plus assumption of certain liabilities. Northfield, headquartered in Northfield, MN, is a manufacturer of freezing systems for industrial food processing. Northfield's key products include freezers, coolers, proofers and dehydrators for the food processing industry. Northfield's results have been included in the Food and Transportation Systems segment from the date of acquisition.

The company completed several smaller acquisitions, divestitures and joint ventures during the six-month periods ended June 30, 2001 and 2000.

Note 13:  Commitments and Contingent Liabilities
------------------------------------------------
In connection with Astaris' external financing agreement, FMC and Solutia independently contractually agreed to provide Astaris with funding when the joint venture does not achieve certain financial benchmarks. In conjunction with FMC's review resulting in the impairment of its phosphorus business, including Astaris, the company recorded a liability of $42.7 million for probable future funding obligations under this agreement. This amount has been recorded on the company's consolidated balance sheets as an increase to other current liabilities and to expense at June 30, 2001.

The company also has certain other contingent liabilities arising from litigation, claims, performance guarantees, leases, and other commitments incident to the ordinary course of business. Management believes that the ultimate resolution of its known contingencies will not materially affect the consolidated financial position, results of operations or cash flows of FMC.

Note 14:  Segment Information
-----------------------------
(In millions)

                                          Three Months Ended           Six Months Ended
                                               June 30                     June 30
                                         ----------------------    ---------------------
                                         2001             2000        2001         2000
                                         ----             ----        ----         ----
Revenue
-------
   Energy Systems                         $  269.8    $  255.4    $  516.6      $  511.8
   Food and Transportation Systems           212.3       240.4       395.0         425.6
   Agricultural Products                     205.8       184.6       340.5         350.4
   Specialty Chemicals                       119.5       126.4       235.8         251.3
   Industrial Chemicals (1)                  200.3       207.1       398.9         480.9
   Eliminations                               (6.4)       (3.0)       (8.9)         (5.5)
                                          --------    --------    --------      --------
                                          $1,001.3    $1,010.9    $1,877.9      $2,014.5
                                          ========    ========    ========      ========

Income before income taxes
--------------------------
   Energy Systems                         $   13.3    $   20.4    $   22.3      $   31.4
   Food and Transportation Systems            16.5        22.9        25.8          35.0
   Agricultural Products                      41.4        36.9        55.3          50.8
   Specialty Chemicals                        21.0        25.6        41.0          45.1
   Industrial Chemicals                       18.2        28.5        32.7          63.0
                                          --------    --------    --------      --------

   Operating profit                          110.4       134.3       177.1         225.3

   Corporate                                 (17.3)      (17.3)      (33.8)        (34.8)
   Other income and (expense), net            (2.0)        5.2        (5.5)         (1.9)
   Asset impairments (2)                    (323.1)      (11.6)     (324.4)        (11.6)
   Restructuring and other charges (3)      (184.5)      (45.0)     (194.7)        (45.0)
   Net interest expense (4)                  (23.6)      (25.7)      (46.5)        (48.7)
                                          --------    --------    --------      --------
                                          $ (440.1)   $   39.9    $ (427.8)     $   83.3
                                          ========    ========    ========      ========

A description of the company's segment determination, composition and presentation is included in Note 1 to the company's December 31, 2000 consolidated financial statements.

Business segment results are presented net of minority interests (excluding minority interests of FTI shareholders), reflecting only FMC's share of earnings. Minority interests for the periods ended June 30, 2001 and 2000, including the interests of minority shareholders of FTI beginning June 14, 2001, were not significant. The corporate line primarily includes staff expenses. Other income and expenses, net consists of all other corporate items, including LIFO inventory adjustments, certain components of employee benefit plan cost or benefit, certain foreign exchange gains or losses and the minority interests of FTI shareholders.

(1) Revenue for the three and six months ended June 30, 2000 was adjusted to apply recently issued accounting guidance for reporting shipping and handling costs. The reclassification increased revenue and cost of sales or services for Industrial Chemicals by $44.6 million and $88.0 million for the three and six month periods, respectively, and had no effect on the company's previously reported income or earnings per share. (See Note 3.)

(2) Asset impairments for the three months ended June 30, 2001 related to Industrial Chemicals ($224.2 million) and Specialty Chemicals ($98.9 million). Asset impairments for the six months ended June 30, 2001 related to Industrial Chemicals ($224.2 million), Specialty Chemicals $98.9 million) and Food and Transportation Systems ($1.3 million). Asset impairments for the three and six months ended June 30, 2000 related to Industrial Chemicals ($9.0 million), Energy Systems ($1.5 million), and Specialty Chemicals ($1.1 million).

(3) Restructuring and other charges for the three months ended June 30, 2001 related to Industrial Chemicals ($166.0 million), Corporate ($17.6 million), and Specialty Chemicals ($0.9 million). Restructuring and other charges for the six months ended June 30, 2001 related to Industrial Chemicals ($166.8 million), Corporate ($17.8 million), Energy Systems ($5.2 million), Food and Transportation Systems ($4.0 million) and Specialty Chemicals ($0.9 million). Restructuring and other charges for the three and six months ended June 30, 2000 related to Industrial Chemicals ($33.0 million), Food and Transportation Systems ($8.0 million), Specialty Chemicals ($1.8 million), Energy Systems ($1.4 million), and Corporate ($0.8 million).

(4) Net interest expense for segment purposes includes interest expense from external financing of the phosphorus joint venture for the three months ($1.0 million) and six months ($2.6 million) ended June 30, 2001 and the six months ($0.1 million) ended June 30, 2000. The joint venture is included in Industrial Chemicals.

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

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

Cash and cash equivalents at June 30, 2001 and December 31, 2000 were $32.4 million and $25.1 million, respectively. The company had total borrowings of $1.2 billion and $1.0 billion as of June 30, 2001 and December 31, 2000, respectively.

Cash used in operating activities were $132.9 million for the six months ended June 30, 2001 compared with cash provided by operating activities of $53.3 million in the first half of 2000. The change was primarily a result of increases in working capital requirements in both the Energy Systems and Agricultural Products businesses resulting from inventory requirements related to backlog (see "Backlog" below) and to seasonality, respectively.

Cash required by discontinued operations amounted to $94.3 million and $17.4 million for the six-month periods ended June 30, 2001 and 2000, respectively. During 2001, the company paid approximately $80 million in connection with a legal matter related to the discontinued defense business. This obligation was included in other current liabilities on the company's December 31, 2000 consolidated balance sheet.

Cash required by investing activities of $108.7 million in the first half of 2001 was essentially unchanged from the 2000 requirement.

Cash provided by financing activities in 2001 of $344.1 million increased when compared with cash provided of $61.2 million in the first half of 2000. For the six-month period ended June 30, 2001, the company increased its total short and long-term debt by $102.7 million. FMC used the proceeds of short-term debt drawn down by FTI, FMC's 83-percent owned subsidiary, and remitted to FMC in June 2001 (Note 2 to the June 30, 2001 consolidated financial statements, to fund operating capital requirements and redeem $130.8 million in higher interest long-term debt. During the six months ended June 30, 2001, the company redeemed $11.2 million of its exchangeable senior subordinated debentures; $94.6 million of various other debt issues maturing in 2003 through 2011, and bearing interest at rates ranging from 6.375 percent to 7.75 percent; and retired $25.0 million of long-term debt at maturity. During the six month period ended June 30, 2000, the company retired $32.0 million in senior long-term bonds including $17.0 million due in 2008 bearing interest at 7.0 percent and $15.0 million due in 2011, bearing interest at 7.75 percent. In addition, the company redeemed $0.8 million of senior subordinated debentures bearing interest at 6.75 percent and maturing in 2005 during the six-month periods ended June 30, 2000.

At June 30, 2001, the company had $450.0 million in committed credit under a five-year non-amortizing revolving credit agreement, due in December 2001. In August of 2001, the company elected to reduce these agreements to $300 million due to reduced near-term liquidity requirements.

To allocate debt between FMC and FTI pursuant to the reorganization of the company, FMC obtained commitments for two revolving credit facilities: a $250 million five-year credit agreement and a $150 million 364-day revolving credit facility, both of which FTI assumed from FMC Corporation in conjunction with the separation.

At June 30, 2001, amounts borrowed by FTI under the credit facilities described above consisted of $180.0 million under the five-year facility and $35.9 million under the 364-day facility, the proceeds of which were subsequently remitted to FMC and used to retire a portion of FMC's existing debt. Among other restrictions, FMC's and FTI's credit agreements contain covenants relating to liens, consolidated net worth and cash flow coverage (as defined in the agreements). The company and the lenders amended certain debt agreements in July 2001. The company was in compliance with all debt covenants effective as of June 30, 2001.

In 1998, a universal shelf registration statement became effective, under which $500.0 million of debt and/or equity securities may be offered. Unused capacity of $345.0 million remains available under the 1998 shelf registration at June 30, 2001.

On August 27, 1999, the Board of Directors authorized an additional $50.0 million of open market repurchases of FMC common stock, which the company has not commenced as of June 30, 2001. Depending on market conditions, the company may, from time to time, purchase additional shares of its common stock on the open market.

The company expects to meet operating needs, fund capital expenditures and potential acquisitions, and meet debt service requirements for the remainder of 2001 through cash generated from operations and available credit facilities. Management expects that FMC will incur total incremental after-tax costs of $50 million to $60 million during 2001 related to the separation of FTI from FMC and the restructuring of certain corporate and business operations, although the ultimate amount could differ significantly from this estimate.

In addition, FMC expects its remaining cash requirements for 2001 to include approximately $75.0 million for planned capital expenditures, excluding potential acquisitions, and excluding the estimated second half of 2001 required consent decree spending at the Pocatello site of $58.0 million. The latter spending was reserved for at June 30, 2001 as other current liabilities and therefore will not be capitalized by the company when spent. The balance of this consent decree spending (approximately $10.7 million) is expected to occur in early 2002. Also, expected in the second half of 2001 is a $40.0 million payment to the Shoshone-Bannock tribes. (See Note 5 to the company's June 30, 2001 consolidated financial statements.) The company has an obligation to provide Astaris with an estimated $42.7 million in funding, a quarter of which will be required during the second half of 2001. In connection with Astaris' external financing agreement, FMC and Solutia have agreed to provide Astaris with funding when the joint venture does not achieve certain financial benchmarks. This obligation has been recorded on the company's consolidated balance sheet at June 30, 2001, as an increase to other current liabilities. (See Note 13 to the company's June 30, 2001 consolidated financial statements.)

The company's accumulated other comprehensive loss increased from $272.6 million at December 31, 2000 to $315.1 million at June 30, 2001, as a result of increased cumulative foreign currency translation losses of $25.0 million primarily reflecting the negative translation impact of the euro against the U.S. dollar.

The company's net loss failed to cover fixed charges by $308.5 million for the six months ended June 30, 2001. The company's ratio of earnings to fixed charges was 2.1x for the six-month period ended June 30, 2000. Excluding the company's impairment and restructuring and other charges in 2001 and 2000, respectively, the company's ratio of earnings to fixed charges would have been 2.5x and 3.0x in 2001 and 2000, respectively. The decrease in the adjusted ratio when compared with June 30, 2000 is primarily the result of lower income before income taxes in 2001.

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

When an FMC operation sells or purchases products or services outside the United States, transactions are frequently denominated in currencies other than that operation's functional currency. Exposure to variability in currency exchange rates is mitigated, when possible, through the use of natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another. Additionally, FMC initiates hedging activities by entering into foreign exchange forward contracts with third parties when natural hedges are not feasible. The maturity dates and currencies of the exchange agreements that provide hedge coverage are synchronized with those of the underlying purchase or sales commitments, and the amount of hedge coverage related to each underlying transaction does not exceed the amount of the underlying purchase or sales commitment.

To monitor its currency exchange rate risks, the company uses a sensitivity analysis, which measures the impact on earnings of a 10 percent devaluation of the foreign currencies to which it has exposure. Based on a sensitivity analysis at June 30, 2001, fluctuations in currency exchange rates in the near term would not materially affect FMC's consolidated operating results, financial position or cash flows. FMC's management believes that its hedging activities have been effective in reducing its risks related to currency exchange rate fluctuations.

The company's debt instruments subject it to the risk of loss associated with movements in interest rates. The company may, from time to time, enter into arrangements to manage or mitigate interest rate risk utilizing derivative financial instruments. At June 30, 2001, FTI entered into interest rate swap agreements, fixing the effective interest rate at an average of 5.78 percent for $100 million of its long-term borrowings under FTI credit facilities.

                         NEW ACCOUNTING PRONOUNCEMENTS
                         -----------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The standards collectively provide new guidance for the recognition, amortization and continuing valuation of goodwill and other intangible assets acquired in a business combination, and SFAS No. 141 prohibits the use of the pooling of interests method of accounting for a business combination. The adoption of SFAS No. 141 is not expected to have an impact on the company's historical financial statements. The company has not yet determined the impact of the adoption of SFAS No. 142, which must be applied beginning January 1, 2002.

                              RESULTS OF OPERATIONS
                              ---------------------

Industry segment financial data is included in Note 14 to the company's June 30, 2001 consolidated financial statements.


           Second Quarter of 2001 Compared with Second Quarter of 2000
           -----------------------------------------------------------


Consolidated Results of Operations
----------------------------------

Revenues in the second quarter of 2001 of $1.0 billion were essentially flat compared with last year's second quarter with lower revenues in Food and Transportation Systems largely offset by an increase in revenues from Agricultural Products and, to a lesser extent, from Energy Systems. The decrease in revenues for Food and Transportation Systems was related largely to the slowing U.S. and global economies. Agricultural Products revenue increases were primarily due to higher sales of specialty agricultural products. Lower revenues were also recorded in Specialty Chemicals and in Industrial Chemicals in the second quarter of 2001 compared to the 2000 period.

In the second quarter of 2001, the company reported a loss before income taxes and the cumulative effect of a change in accounting principle of $440.1 million, compared with earnings of $39.9 million in the prior year's quarter. The loss was largely a result of restructuring and impairment charges totaling $507.6 million ($350.7 million after tax) recorded in the quarter. These charges related primarily to the company's phosphorus and lithium operations. Earnings in the prior year included $56.6 million ($34.8 million after tax) of restructuring, impairment and environmental charges resulting largely from the formation of Astaris and the resulting reorganization and downsizing of the company's Industrial Chemicals sales, marketing and support organizations. (See
Note 5 to the company's June 30, 2001 consolidated financial statements for further discussion of restructuring and impairment charges.)

Average shares outstanding used in the quarters' diluted earnings (loss) per share calculations were 31.2 million in 2001 compared with 31.5 million in the prior year's quarter. Additional weighted average shares of 1.2 million, assuming conversion of stock awards, for the quarter ended June 30, 2001 were not included in the computation of diluted earnings per share as their effect would have been antidilutive.

Energy Systems
--------------

Energy Systems' revenue for the three months ended June 30, 2001 was $269.8 million, up from $255.4 million during the same period in 2000, primarily the result of increased sales of surface wellhead and fluid control equipment and, to a lesser extent, subsea systems. Operating profits for Energy Systems were $13.3 million for the second quarter of 2001, down from $20.4 million in 2000.

Increased sales volumes of surface wellhead and fluid control equipment reflected a strengthening market, and, in the case of fluid control equipment, improved pricing. The increase in revenue was partially offset by decreased sales volumes of floating production equipment and loading systems, reflecting the effect of project delays by customers.

Lower operating profitability reflected lower volumes for floating production equipment as well as weakness in the measurement solutions business, and was offset somewhat by improved profitability in the surface wellhead and fluid control businesses. Management initiated a restructuring action during the first quarter of 2001 in the measurement solutions business to mitigate the effect of lower volumes.

Subsea and surface markets continue to improve both domestically and internationally, although pricing remains competitive. Long-term frame agreements have been signed with BP and others, and several quotations are in process for additional large subsea projects. Management anticipates an increase in orders for energy transportation and measurement equipment during the second half of 2001 based on increased quotation activity.

Food and Transportation Systems
-------------------------------

Food and Transportation Systems' revenue for the three months ended June 30, 2001 was $212.3 million, down from $240.4 million during the same period in 2000, primarily as a result of a reduction in FoodTech revenue. Increased revenues for airport systems partially offset the decrease. Operating profits for the segment of $16.5 million were lower in 2001 when compared with $22.9 million in the second quarter of 2000.

FoodTech's second quarter revenues were affected by lower volumes of food processing equipment and freezers, and to a lesser extent, harvesting equipment. Business activity in the food processing markets has slowed and revenues have been negatively affected because customers have postponed placing new orders for large projects. Lower operating profits reflected the lower volumes for food processing equipment, partially offset by cost savings from restructuring activities initiated by management prior to the second quarter of 2001.

Increased revenue for airport systems was attributable to higher sales of ground support equipment, primarily higher volumes of cargo loaders to the air freight market and additional revenue from the Next Generation Small Loader (NGSL) contract with the United States Air Force. Airport systems' operating profit decreased in the second quarter of 2001, primarily as a result of lower margins for Jetway passenger boarding bridges, partly offset by additional profits from NGSLs.

Weakening commodity prices, excess processing capacity, industry consolidation and a slowing of the global economy caused food processors to postpone capital spending. While there has been a recent increase in inquiries from customers and quotation activity, the level of future orders remains uncertain because of the economic environment.

While inbound orders for airport systems' equipment have increased in 2001, profit pressure on the airline industry will likely slow inbound orders in the second half of 2001 and in 2002, the effect of which will offset future revenue and operating profitability from the NGSL contract.

Agricultural Products
---------------------

Agricultural Products' revenue for the quarter ended June 30, 2001 was $205.8 million, up from $184.6 million in last year's quarter due to higher specialty product sales, including sales of turf, ornamental and termiticide products. Also contributing to the increase were higher herbicide sales in Latin America, primarily in Brazil. These improved revenues contributed to earnings for the 2001 quarter of $41.4 million, which were up 12 percent from last year. The earnings increase also reflects an additional, and final, $10 million payment from DuPont. The payment relates to a 1998 agreement wherein FMC granted DuPont exclusive marketing rights to sulfentrazone on soybeans in the United States in return for specific contractual sales commitments. As DuPont's recent forecast of purchase requirements continues to defer their future needs and DuPont has not met their contractual sales commitments, they have consequently lost exclusivity for sulfentrazone. The contractual payment from DuPont allows FMC an appropriate transition period for FMC to replace the DuPont revenue from internal development or other alliances.

Specialty Chemicals
-------------------

Specialty Chemical revenues of $119.5 million in the second quarter of 2001, were down from $126.4 million in the second quarter of 2000. Earnings of $21.0 million decreased from $25.6 million in the prior year period. The decrease in both revenues and earnings reflected customer inventory corrections in biopolymers related in part to the slower U.S. economic environment. Also affecting revenues and earnings were a weaker euro and weakness in some industrial specialty markets.

Second quarter 2001 revenues in the lithium division were down while earnings were flat when compared with the 2000 period. Decreased revenue while maintaining flat earnings reflected improved product mix and the positive effect of the division's cost improvement efforts. The decrease in revenues resulted from lower sales of lithium products in Europe and from lower demand in certain niche markets, particularly pharmaceuticals, served by the division.

In the second quarter of 2001, FMC recorded an impairment charge of $98.9 million ($97.0 million after tax) for its lithium operation in Argentina. This operation, which includes a lithium mine and processing facilities, was established by the company approximately five years ago in a remote area of the Andes Mountains. Certain developments in the lithium carbonate market indicate an increase in the level of competitive intensity and a corresponding erosion in prices. In addition, the uncertain economic environment in Argentina is expected to impact negatively FMC's competitive position. The Argentine government has already altered its export rebate program. The current crisis also reduces the likelihood of completion of certain major projects that would have had a positive impact on FMC's cost position.

Industrial Chemicals
--------------------

Industrial Chemicals second quarter 2001 revenues of $200.3 million decreased compared with 2000 revenues of $207.1 million, while earnings were $18.2 million and $28.5 million in the second quarter of 2001 and 2000, respectively. The decrease in revenues resulted from lower sales on lower volumes in both the alkali and hydrogen peroxide operations. The earnings decrease was primarily attributable to losses in the phosphorus operations, and to a lesser extent, lower earnings in the hydrogen peroxide operation.

FMC's phosphorus business results (which include the company's share of earnings in the Astaris joint venture) were down compared with the prior year period primarily due to lower operating earnings at Astaris. This resulted from lower volumes and unfavorable pricing due to weak economic conditions and competition from imports, which were helped by the strong dollar. During the quarter, Astaris began the resale of part of its low cost contract power at the Pocatello plant to Idaho Power, which partially mitigated the losses incurred in the period. The power is sold at fixed prices that will generate additional profit in excess of the incremental costs of manufacturing and procurement. The agreement to resell electricity to Idaho Power will continue through March 2003 with the most significant benefit to Astaris occurring in the second half of 2001 when the contract resale prices are at their highest.

Also expected to affect Astaris' performance in the second half of 2001 will be the start-up of a new purified phosphoric acid plant, partially replacing the high-energy dependent process of producing elemental phosphorus in Pocatello. The new plant is expected to produce purified phosphoric acid volumes in excess of the equivalent elemental phosphorus produced by one furnace at Pocatello.

In the second quarter the company recorded asset impairment and restructuring charges of $371.9 million ($226.9 million after tax) related to FMC's U.S. phosphorus business. These activities include the company's investment in Astaris (its 50/50 joint venture with Solutia) and significant investments in the company's environmental assets at its Pocatello, Idaho site. Leading to these charges were a continuing and steeper decline in market conditions, the loss of a potential site on which to develop an economically viable second purified phosphoric acid plant, and FMC's expected payment into a fund for the Shoshone-Bannock tribes as a result of their agreement to support a proposal to amend a consent decree to permit the earlier closure of the largest remaining waste disposal pond. The components of the impairment and restructuring charges were as follows (before tax): a $171.0 million impairment of consent decree related environmental assets at Pocatello; a $68.7 million reserve for further required consent decree spending at the site; a $40.0 million expected payment to the Shoshone-Bannock tribes; a $36.7 million impairment of the company's investment in Astaris; and, $55.5 million of future financing commitments to the joint venture, environmental charges and other costs.

Second quarter 2001 revenue in FMC's alkali operations were down slightly from the 2000 quarter due to lower soda ash sales volumes. Earnings were essentially flat as a result of both higher export prices and successful cost reduction programs which largely offset the impact of higher energy prices, primarily those for natural gas. Sales volumes were affected by the entry of a competitor into the market early in 2001.

During the quarter, management temporarily suspended operations at the Granger Soda Ash facility, formerly the Tg Soda Ash operation, which resulted in facility and severance-related charges of approximately $5.7 million (after minority interest) in the second quarter of 2001. This action is expected to reduce costs as production shifts allow for better utilization of other facilities and to defer capital expenditures at the facility. Industrial Chemicals will focus its trona mining operations on its remaining lower cost mine. Soda Ash demand in excess of production will be met through sourcing product from third party suppliers. The Granger facility is on stand-by and can be restarted when business conditions improve.

Hydrogen peroxide revenues and profits were down compared with the second quarter of 2000. These decreases were driven by lower volumes as a result of a slowdown in the pulp and textile industries, both of which are operating at lower rates in the current economic environment. Volumes are expected to improve in the second half of 2001.

Business conditions continue to deteriorate in FMC's sodium cyanide market. The company's major customers continue to significantly reduce demand and a potential customer has now decided to defer their projects for at least the next four years. As a result, FMC has taken an impairment charge of $12.2 million, before tax, representing a substantial impairment of its investment in these assets. Management continues to evaluate alternatives for this facility.

FMC Foret had slightly higher revenues in the second quarter of 2001 when compared with 2000, while operating profitability was lower, primarily the result of product mix and unfavorable translation effects. Higher revenues resulted primarily from higher phosphorus and zeolites volumes which were partially offset by the negative effect of the currency translation from the euro when compared with second quarter of 2000.

Corporate
---------

Corporate expenses of $17.3 million in the second quarter of 2001 were flat compared with the second quarter of 2000.

Asset Impairments and Restructuring and Other Charges
-----------------------------------------------------

In the second quarter of 2001 and 2000, the company recorded certain asset impairment and restructuring charges, some of which are discussed above. See
Note 5 to the June 30, 2001 consolidated financial statements.

Interest expense
----------------

Net interest expense of $22.6 million in 2001 (including FMC's share of interest incurred by Astaris) was down from $25.6 million in the 2000 second quarter due to lower average debt levels and the lower interest rates prevalent in 2001.

Income tax expense
------------------

Income tax benefit for the three months ended June 30, 2001 was $140.3 million on pretax losses of $440.1 million. Excluding non-recurring provisions for income taxes of $4.2 million related to the reorganization of the company's worldwide entities in anticipation of the separation of FTI from FMC (Note 2 to the June 30, 2001 consolidated financial statements) and the effects of restructuring and impairment charges, income tax expense for the quarter was $16.5 million on adjusted pretax earnings of $67.5 million, reflecting an effective tax rate of 24.4 percent. Income tax expense of $1.9 million for the second quarter of 2000 resulted in an effective tax rate of five percent, reflecting the benefit of higher U.S. rates associated with a significant portion of the asset impairment and restructuring charges recorded in that period. The differences between the effective tax rates for these periods and the statutory U.S. Federal income tax rate relate primarily to differing foreign tax rates, foreign sales corporation, or qualifying foreign trade income, and depletion benefits, incremental state taxes and non-deductible goodwill amortization and expenses.

Order backlog
-------------

Total order backlog as of June 30, 2001 was $904.9 million, compared with total order backlog of $644.3 million at December 31, 2000. From December 31, 2000 to June 30, 2001, Energy Systems' backlog increased from $425.1 million to $634.6 million, while Food and Transportation Systems' backlog increased from $219.2 million to $270.2 million.

Energy Systems' order backlog increased during the six-month period primarily as a result of a stronger subsea market. A significant number of orders were received for projects that included Enterprise Oil offshore Brazil, Statoil offshore Norway, TotalFinaElf offshore West Africa, and BP in the Gulf of Mexico. The BP order for five trees is for its Crazy Horse field offshore Louisiana and is the first order under the new $250 million, five-year frame agreement between FMC Technologies and BP. In addition, order backlog also increased for loading systems and surface wellhead and floating production equipment, the latter reflecting an order from Enterprise Oil for turret mooring and related systems for a floating production, storage and offloading vessel.

Food and Transportation Systems' order backlog at June 30, 2001 increased when compared with December 31, 2000, reflecting higher backlog for FoodTech, primarily for food processing and freezing equipment, and for airport systems, attributable to ground support equipment and NGSLs.

        Results of Operations -- Six Months Ended June 30, 2001 Compared
        ----------------------------------------------------------------
                       With Six Months Ended June 30, 2000
                       -----------------------------------

For the first six months of 2001, revenues were $1,877.9 million, down from $2,014.5 million in the first half of 2000. Revenues declined in the first half of 2001 for all segments except Energy Systems. The most significant decrease is attributable to reduction in Industrial Chemicals' revenues resulting from the contribution of FMC's phosphorus operations to a joint venture effective April 1, 2000. After that date, phosphorus revenues were no longer consolidated with FMC's revenues. Also important were revenue decreases in Food and Transportation Systems primarily as a result of lower sales of food processing equipment and freezers.

Segment operating profit (net of minority interests) before asset impairments and restructuring and other charges decreased to $177.1 million in the first half of 2001 from $225.3 million in 2000. Each segment, with the exception of Agricultural Chemicals, reported lower operating earnings with the most significant decrease reported by Industrial Chemicals largely as a result of reduced profitability from phosphorus operations. Asset impairments and restructuring and other charges are described in Note 5 to the company's June 30, 2001 consolidated financial statements, and are excluded from the six-month segment operating profit discussed below.

After-tax income from continuing operations before asset impairments and restructuring and other charges were $69.0 million for the first six months of 2001, or $2.14 per share on a diluted basis, down from after-tax income from continuing operations of $105.6 million, or $3.36 per share in the first six months of 2000. Losses from continuing operations including one-time items recorded in 2001 were $326.3 million, or $10.54 loss per share on a diluted basis, in the first half of 2001 compared with income of $70.8 million, or $2.25 per share in the first half of 2000.

Corporate expenses were $33.8 million and $34.8 million for the six-month periods ended June 30, 2001 and 2000, respectively, reflecting continued cost control efforts.

For the six-month period ended June 30, net interest expense decreased $2.2 million to $46.5 million in 2001, primarily the result of lower average debt levels.

The company's effective tax rates applicable to income from continuing operations (before asset impairments and restructuring and other charges in 2001 and 2000) for the six-month periods ended June 30, 2001 and 2000 were 24.4 percent and 24.5 percent, respectively. Including one-time charges, the effective tax rate for 2001 was 25.0 percent.

Energy Systems' revenues of $516.6 million in the first six months of 2001 increased from $511.8 million in the first six months of 2000, while earnings of $22.3 million in 2001 decreased from $31.4 million in the prior year period. Increased sales of surface wellhead equipment and fluid control equipment were partially offset by lower sales of floating production systems and blending and transfer equipment. The comparison for floating production equipment was affected by sales during the first half of 2000 to the Petro Canada Terra Nova project off the coast of Nova Scotia. Operating profits were lower, reflecting the lower volumes of floating production systems, partially offset by the effect of improved volumes and margins for fluid control equipment.

Food and Transportation Systems' revenues of $395.0 million for the six months ended June 30, 2001 were lower than revenues of $425.6 million in 2000, and 2001 operating profits of $25.8 million were lower than operating profits of $35.0 million in the first six months of 2000. The decrease in revenue was primarily the result of lower sales of food processing equipment and freezers, reflecting the impact of economic factors on customers' capital spending decisions. An increase in sales of food handling equipment partially offset this decrease, along with increased sales volume of airport systems' ground support equipment and, to a lesser extent, additional revenue from the Next Generation Small Loader contract with the United States Air Force. In addition, airport systems' 2001 revenue was positively affected by the timing of the receipt of customer orders when compared with 2000. Lower operating profitability for the segment was primarily the result of lower sales volumes for food processing equipment, and lower margins for Jetway passenger boarding bridges and freezing equipment. Partially offsetting this decrease were operating profits from ground support equipment and NGSLs, and cost savings from restructuring of the food processing business.

Agricultural Products revenues of $340.5 million were lower in the first half of 2001 compared with 2000 revenues of $350.4 million, with operating profits increasing to $55.3 million for 2001 year to date compared with $50.8 million in the first half of the prior year. The decrease in revenues reflected lower sales in Asia and lower sulfentrazone sales to DuPont. Lower revenues were offset by a $10 million payment from DuPont in each of the first and second quarters. The payments relate to DuPont's failure to meet contractual commitments on a 1998 agreement for the purchase of sulfentrazone.

Specialty Chemicals had lower revenues and earnings, as revenues of $235.8 million in the first half of 2001 decreased from $251.3 million in the prior year period. Earnings decreased to $41.0 million in 2001 from $45.1 million in the first half of 2000. Revenues and earnings decreased because of lower demand, especially in the industrial specialties markets.

Industrial Chemical sales decreased to $398.9 million in the first half of 2001 from $480.9 million in 2000, and earnings (net of minority interest) decreased to $32.7 million in 2001 from $63.0 million in 2000. This decrease in revenues is largely attributable to the contribution of FMC's phosphorus operations to a joint venture effective April 1, 2000. After that date, phosphorus revenues were no longer consolidated with FMC's revenues. The decrease in earnings is largely a result of reduced profitability from phosphorus operations.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

The information required by this item is provided in "Derivative Financial Instruments and Market Risks," under ITEM 2. -- MANAGEMENT'S DISCUSSION AND
                                     -------    ---------------------------
ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
---------------------------------------------------------

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

A report by KPMG LLP, FMC's independent accountants, on the consolidated financial statements included in Form 10-Q for the quarter ended June 30, 2001 is included on page 25.

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

The Board of Directors
FMC Corporation:

We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of June 30, 2001, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the company's management.

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

KPMG LLP
Chicago, Illinois
August 10, 2001

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS
------       -----------------

There has been no material change in the company's significant legal proceedings from the information reported in Part I, Item 3 of the company's 2000 Annual Report on Form 10-K.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------       ---------------------------------------------------

The Registrant's Annual Meeting of Stockholders was held on April 20, 2001. At the meeting, stockholders voted on (i) the election of four directors; (ii) approval of the FMC Corporation Incentive Compensation and Stock Plan and (iii) ratification of the appointment of KPMG LLP as the Registrant's independent public accountants for 2001. Voting on each such matter was as follows:

                                                           Votes       Withheld/     Broker
                                            Votes For     Against     Abstentions   Non-Votes
1.   Election of Directors:
     B. A. Bridgewater, Jr.               27,189,409        --          202,115        --
     W. F. Reilly                         27,191,942        --          199,582        --
     J. R. Thompson                       26,234,026        --        1,157,498        --
     W. G. Walter                         27,187,089        --          294,435        --

2.   Approval of the FMC Corporation
     Incentive Compensation and Stock
     Plan                                 23,315,667    3,906,992      168,864

3.   Ratification of Independent
     Public Accountants                   26,721,518      577,185        92,822        --

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
------       --------------------------------

(a) Exhibits
    --------

         Number in
         Exhibit
         -------
          Table                          Description
          -----                          -----------
          10.4.e* Third Amendment of FMC Corporation Employees' Retirement Program - Part I Salaried and Non-Union Hourly Employees' Plan

          10.4.f* Third Amendment of FMC Corporation Employees' Retirement Program - Part II Union Hourly Employees' Plan

          10.4.g* Fourth Amendment of FMC Corporation Employees' Retirement Program - Part I Salaried and Non-Union Hourly Employees' Plan

          10.4.h* Fourth Amendment of FMC Corporation Employees' Retirement Program - Part II Union Hourly Employees' Plan

          10.4.i Fifth amendment of FMC Corporation Employees' Retirement Program, Part I Salaried and Non-union Hourly Employees' Retirement Plan (As Amended and Restated Effective January 1,
                   1999)

          10.6* FMC Corporation Salaried Employees' Equivalent Retirement Plan (As amended and restated effective as of May 1, 2001)

          10.10* FMC Corporation Executive Severance Plan (As amended and restated effective as of May 1, 2001)

          10.12.a Amendment to the FMC Corporation Defined Benefit Retirement Trust

          11       Statement re: computation of diluted earnings per share

          12 Statement re: computation of ratios of earnings to fixed charges

          15       Letter re: unaudited interim financial information

(b) Reports on Form 8-K
    -------------------

The company filed a report on Form 8-K dated June 18, 2001 containing slides used during a presentation made at the Merrill Lynch Chemical Conference on June 14, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FMC CORPORATION
                                         ---------------
                                         (Registrant)

Date: August 9, 2001                     /s/ Ronald D. Mambu
      --------------                     -------------------
                                         Vice President, Controller and duly
                                         Authorized officer

                                  EXHIBIT INDEX
                                  -------------

       Number in
     Exhibit Table                        Description
     -------------                        -----------
          10.4.e* Third Amendment of FMC Corporation Employees' Retirement Program - Part I Salaried and Non-Union Hourly Employees' Plan

          10.4.f* Third Amendment of FMC Corporation Employees' Retirement Program - Part II Union Hourly Employees' Plan

          10.4.g* Fourth Amendment of FMC Corporation Employees' Retirement Program - Part I Salaried and Non-Union Hourly Employees' Plan

          10.4.h* Fourth Amendment of FMC Corporation Employees' Retirement Program - Part II Union Hourly Employees' Plan

          10.4.i Fifth amendment of FMC Corporation Employees' Retirement Program Part I Salaried and Non-union Hourly Employees' Retirement Plan (As Amended and Restated Effective January 1,
                   1999)

          10.6* FMC Corporation Salaried Employees' Equivalent Retirement Plan (As amended and restated effective as of May 1, 2001)

          10.10* FMC Corporation Executive Severance Plan (As amended and restated effective as of May 1, 2001)

          10.12.a Amendment to the FMC Corporation Defined Benefit Retirement Trust

          11       Statement re: computation of diluted earnings per share

          12 Statement re: computation of ratios of earnings to fixed charges

          15       Letter re: unaudited interim financial information