Form 10-Q
period 2001-09-30
FMC CORP
filed 2001-11-07
CIK 37785

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

               For the quarterly period ended September 30, 2001

                                      or

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

                            200 East Randolph Drive
                            Chicago, Illinois 60601
                                (312) 861-6000
             (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                  Outstanding at September 30, 2001
                    -----                  ---------------------------------
   Common Stock, par value $0.10 per share            31,218,470

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In millions, except per share data)

                                                                                           Three Months       Nine Months
                                                                                               Ended             Ended
                                                                                           September 30,     September 30,
                                                                                          --------------  ------------------
                                                                                           2001    2000     2001      2000
                                                                                          ------  ------  --------  --------
Revenue.................................................................................. $956.8  $958.6  $2,834.7  $2,973.3
   Costs and expenses:
   Cost of sales or services.............................................................  726.7   696.6   2,118.8   2,172.5
   Selling, general and administrative expense...........................................  122.9   125.1     393.1     398.0
   Research and development expense......................................................   37.9    35.3     115.9     111.2
   Asset impairments.....................................................................     --      --     324.4      11.6
   Restructuring and other charges.......................................................   20.3      --     215.0      45.0
                                                                                          ------  ------  --------  --------
      Total costs and expenses...........................................................  907.8   857.0   3,167.2   2,738.3
                                                                                          ------  ------  --------  --------
Income (loss) before minority interests, interest expense, interest income, income taxes,
 discontinued operations and the cumulative effect of a change in accounting principle...   49.0   101.6    (332.5)    235.0
Minority interests.......................................................................    3.4     1.2       5.8       2.7
Interest expense.........................................................................   20.6    26.3      67.1      77.5
Interest income..........................................................................   (1.0)   (0.8)     (3.6)     (3.4)
                                                                                          ------  ------  --------  --------
Income (loss) before income taxes, discontinued operations and the cumulative effect of a
 change in accounting principle..........................................................   26.0    74.9    (401.8)    158.2
Provision (benefit) for income taxes.....................................................    4.7    18.4    (102.4)     30.9
                                                                                          ------  ------  --------  --------
Income (loss) before the effect of discontinued operations, net of income taxes..........   21.3    56.5    (299.4)    127.3
Income (loss) from discontinued operations, net of income taxes..........................     --   (66.7)       --     (66.7)
                                                                                          ------  ------  --------  --------
Income (loss) before the cumulative effect of a change in accounting principle...........   21.3   (10.2)   (299.4)     60.6
Cumulative effect of a change in accounting principle, net of income taxes (Note 3)......     --      --      (5.6)       --
                                                                                          ------  ------  --------  --------
Net income (loss)........................................................................ $ 21.3  $(10.2) $ (305.0) $   60.6
                                                                                          ======  ======  ========  ========
Basic earnings (loss) per common share:
Income (loss) before discontinued operations and the cumulative effect of a change in
 accounting principle                                                                     $ 0.68  $ 1.86  $  (9.65) $   4.19
Discontinued operations, net of income taxes.............................................     --   (2.20)       --     (2.20)
Cumulative effect of a change in accounting principle, net of income taxes...............     --      --     (0.18)       --
                                                                                          ------  ------  --------  --------
Net earnings (loss) per common share..................................................... $ 0.68  $(0.34) $  (9.83) $   1.99
                                                                                          ======  ======  ========  ========
Average number of shares used in basic earnings (loss) per share computations............   31.2    30.4      31.0      30.4
                                                                                          ======  ======  ========  ========
Diluted earnings (loss) per common share:
Income (loss) before discontinued operations and the cumulative effect of a change in
 accounting principle                                                                     $ 0.66  $ 1.79  $  (9.65) $   4.04
Discontinued operations, net of income taxes.............................................     --   (2.11)       --     (2.12)
Cumulative effect of a change in accounting principle, net of income taxes...............     --      --     (0.18)       --
                                                                                          ------  ------  --------  --------
Net earnings (loss) per common share..................................................... $ 0.66  $(0.32) $  (9.83) $   1.92
                                                                                          ======  ======  ========  ========
Average number of shares used in diluted earnings (loss) per share computations..........   32.0    31.6      31.0      31.5
                                                                                          ======  ======  ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

                 FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (In millions, except share and per share data)

                                                                                    September 30,
                                                                                        2001      December 31,
                                                                                     (Unaudited)      2000
                                                                                    ------------- ------------
                                      ASSETS
Current assets:
   Cash and cash equivalents.......................................................   $  123.6      $   25.1
   Trade receivables, net of allowances of $20.2 in 2001 and $13.4 in 2000.........      669.8         635.5
   Inventories.....................................................................      468.9         426.2
   Other current assets............................................................      195.8         152.4
   Deferred income taxes...........................................................      116.9          90.6
                                                                                      --------      --------
       Total current assets........................................................    1,575.0       1,329.8
   Investments.....................................................................       78.4         103.0
   Property, plant and equipment, net (Note 4).....................................    1,348.2       1,616.1
   Goodwill and intangible assets..................................................      459.6         494.6
   Other assets....................................................................      143.8         112.2
   Deferred income taxes...........................................................      187.8          90.2
                                                                                      --------      --------
       Total assets................................................................   $3,792.8      $3,745.9
                                                                                      ========      ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt (Note 6)........................................................   $  192.9      $  153.9
   Accounts payable, trade and other...............................................      563.0         657.3
   Other current liabilities.......................................................      616.5         462.2
   Current portion of long-term debt (Note 6)......................................       35.9          22.7
   Current portion of accrued pension and other postretirement benefits............       44.9          37.5
   Income taxes payable............................................................       40.4          66.3
                                                                                      --------      --------
       Total current liabilities...................................................    1,493.6       1,399.9
Long-term debt, less current portion (Note 6)......................................    1,001.7         872.1
Accrued pension and other postretirement benefits, less current portion............      160.8         189.8
Reserves for discontinued operations and long-term environmental liabilities (Note
  7)...............................................................................      257.7         291.9
Other non-current liabilities......................................................      151.4         144.8
Minority interests in consolidated companies.......................................      117.2          47.0
Commitments and contingencies
Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in
     2001 or 2000..................................................................         --            --
   Common stock, $0.10 par value, authorized 130,000,000 shares; issued
     39,193,208 shares in 2001 and 38,622,349 shares in 2000.......................        3.9           3.9
   Capital in excess of par value of common stock..................................      215.5         181.6
   Retained earnings...............................................................    1,229.0       1,398.9
   Accumulated other comprehensive loss............................................     (326.0)       (272.6)
   Treasury stock, common, at cost; 7,974,738 shares in 2001 and 7,977,709
     shares in 2000................................................................     (512.0)       (511.4)
                                                                                      --------      --------
       Total stockholders' equity..................................................      610.4         800.4
                                                                                      --------      --------
          Total liabilities and stockholders' equity...............................   $3,792.8      $3,745.9
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

                 FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In millions)

                                                                                               Nine Months
                                                                                                  Ended
                                                                                              September 30,
                                                                                            ----------------
                                                                                             2001     2000
                                                                                            -------  -------
Cash provided (required) by operating activities of continuing operations:
   Income (loss) before the cumulative effect of a change in accounting principle and discontinued operations............................................................... $(299.4) $ 127.3
   Adjustments to reconcile income (loss) before the cumulative effect of a change in accounting principle to cash provided by (used in) operating activities of continuing operations:
       Depreciation and amortization.......................................................   138.2    141.7
       Asset impairments (Note 5)..........................................................   324.4     11.6
       Restructuring and other charges (Note 5)............................................   215.0     45.0
       Settlement of derivative contracts (Note 3).........................................    (3.5)      --
       Deferred income taxes...............................................................  (123.9)    34.4
       Minority interests..................................................................     5.8      2.7
       Other...............................................................................    14.1     31.0
Changes in operating assets and liabilities excluding the effect of acquisitions of businesses:
   Accounts receivable repurchased.........................................................   (39.0)   (16.0)
   Trade receivables, net..................................................................     7.3     17.8
   Inventories.............................................................................   (43.5)    22.4
   Other current assets and other assets...................................................   (65.9)     6.8
   Accounts payable, accrued and other current and other non-current liabilities...........   (85.0)  (219.2)
   Income taxes payable....................................................................   (26.6)   (29.0)
   Restructuring reserves..................................................................   (37.3)   (20.3)
   Accrued pension and other postretirement benefits, net..................................   (32.0)   (17.9)
                                                                                            -------  -------
Cash provided by (used in) operating activities of continuing operations...................   (51.3)   138.3
                                                                                            -------  -------

Cash required by discontinued operations...................................................  (106.9)   (27.6)
                                                                                            -------  -------
Cash provided (required) by investing activities:
   Capital expenditures....................................................................  (159.1)  (152.5)
   Acquisitions of businesses..............................................................    (3.0)   (47.4)
   Proceeds from disposal of property, plant and equipment.................................    20.6     32.2
   Decrease (increase) in investments......................................................   (11.5)    53.2
                                                                                            -------  -------
Cash required by investing activities......................................................  (153.0)  (114.5)

                 FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)--Unaudited
                                 (In millions)

                                                                         Nine Months
                                                                            Ended
                                                                        September 30,
                                                                       ---------------
                                                                        2001     2000
                                                                       -------  ------
Cash provided (required) by financing activities:
   Net proceeds from issuance of (net repayments of) commercial paper.    45.1   (51.4)
   Net increase (decrease) in other short-term debt...................   (14.7)   11.5
   Proceeds from issuance of long-term debt...........................   357.9      --
   Repayment of long-term debt........................................  (216.0)  (34.3)
   Net borrowings (repayments) under credit facilities................     1.9    72.0
   Proceeds from sale of subsidiary stock.............................   207.1      --
   Distributions to minority partner..................................    (3.2)   (1.5)
   Net issuances of common stock......................................    33.5     5.7
                                                                       -------  ------
Cash provided by financing activities.................................   411.6     2.0
Effect of exchange rate changes on cash and cash equivalents..........    (1.9)   (4.3)
                                                                       -------  ------
Increase (decrease) in cash and cash equivalents......................    98.5    (6.1)
Cash and cash equivalents, beginning of period........................    25.1    64.0
                                                                       -------  ------
Cash and cash equivalents, end of period.............................. $ 123.6  $ 57.9
                                                                       =======  ======

Supplemental disclosure of cash flow information:

   Cash paid for interest was $79.8 million and $86.5 million, and cash paid for income taxes, net of refunds, was $22.5 million and $21.9 million for the nine-month periods ended September 30, 2001 and 2000, respectively.


The accompanying notes are an integral part of the consolidated financial statements.

                 FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1: Financial Information and Accounting Policies

   The consolidated balance sheet of FMC Corporation ("FMC" or "the company") as of September 30, 2001, and the related consolidated statements of income and cash flows for the interim periods ended September 30, 2001 and 2000 have been reviewed by FMC's independent accountants. The review is described more fully in their report included herein. In the opinion of management, these consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of the company's results of operations and cash flows for the interim periods ended September 30, 2001 and 2000 and of its financial position as of September 30, 2001. All such adjustments are of a normal recurring nature. The results of operations for the nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results of operations for the full year.

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

   The machinery company is named FMC Technologies, Inc. ("Technologies") and includes FMC's Energy Systems and Food and Transportation Systems businesses. The chemicals company is comprised of FMC's Specialty Chemicals, Industrial Chemicals and Agricultural Products businesses and will continue to operate as FMC Corporation.

   In accordance with the Separation and Distribution Agreement (the "Agreement") between FMC and Technologies, the company contributed to Technologies substantially all the net assets comprising the businesses of Technologies effective June 1, 2001. On June 14, 2001, Technologies made an initial public offering ("IPO") of 17.0 percent of its common stock. FMC continues to own the remaining 83.0 percent of Technologies' common stock. In exchange for the net assets distributed by FMC to Technologies, Technologies made payments totaling $480.1 million to FMC in June of 2001. In addition FMC expects Technologies to make a further payment to the company of $32.7 million, of which the majority resulted from changes in Technologies' cash and debt balances through May 31, 2001.

   The $480.1 million in proceeds received by FMC from Technologies consisted of cash drawn down by Technologies under its debt facility established in connection with the IPO (Note 6) of $280.9 million and the proceeds of Technologies' IPO of $207.2 million, less $8.0 million retained by Technologies from the IPO proceeds to cover estimated expenses of the offering (which will be adjusted to reflect actual expenses at a later date). The payments received from Technologies were used by FMC to retire short-term and long-term debt. During the second quarter of 2001, FMC recognized a gain of $140.0 million on the distribution and subsequent IPO, which the company has credited directly to retained earnings. Upon final board approval and a favorable ruling from the Internal Revenue Service, FMC intends to make a tax-free distribution of the remaining shares of Technologies by the end of 2001.

   Management expects that FMC will incur incremental after-tax costs of approximately $60.0 million during 2001 related to this transaction and the restructuring of certain corporate operations. See Note 5 for a discussion of costs incurred through September 30, 2001.

                 FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Note 3: Recently Adopted Accounting Pronouncements

   On January 1, 2001, the company implemented, on a prospective basis, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS No. 138 (collectively, the "Statement"). The Statement requires the company to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in other comprehensive income (loss), depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction. In accordance with the provisions of the Statement, the company recorded a loss from the cumulative effect of a change in accounting principle of $5.6 million, net of an income tax benefit of $3.6 million, in the company's consolidated statement of earnings, and a deferred gain of $15.1 million, net of income taxes of $9.6 million, in accumulated other comprehensive loss, effective January 1, 2001. The cash outflow during January 2001 related to contracts settled as a result of the adoption of SFAS No. 133 of $3.5 million is reported separately in the consolidated statements of cash flows.

   Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to the company's outstanding cash flow hedges and which were recorded to earnings during the three months and nine months ending September 30, 2001, were less than $0.1 million. At September 30, 2001, the net deferred after-tax hedging loss in accumulated other comprehensive loss was $21.3 million, of which approximately $10.4 million of net losses are expected to be recognized in earnings during the twelve months ending September 30, 2002, at the time the underlying hedged transactions are realized, and of which net losses of $10.6 million are expected to be recognized at various times subsequent to September 30, 2002 and continuing through November 30, 2009.

   In the fourth quarter of 2000, the company adopted the requirements of the Emerging Issues Task Force consensus on Issue No. 00-10 ("EITF 00-10"), "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 requires the company to report costs associated with shipping and handling, including those costs passed on to customers, as costs of sales or services in the company's consolidated income statements. In conjunction with the adoption, the company reclassified as cost of sales or services certain amounts that had previously been recorded as offsets (reductions) of revenue. The reclassification for the three and nine months ended September 30, 2000 increased revenue and cost of sales or services by $39.4 million and $127.6 million, respectively, and had no effect on the company's previously reported income or earnings per share.

Note 4: Property, Plant and Equipment

   Property, plant and equipment comprised the following, in millions:

                                                               September 30, December 31,
                                                                   2001          2000
                                                               ------------- ------------
                                                                      (Unaudited)
Property, plant and equipment, at cost, less reductions due to
  impairments.................................................   $3,136.4      $3,406.2
Accumulated depreciation......................................    1,788.2       1,790.1
                                                                 --------      --------
Net property, plant and equipment.............................   $1,348.2      $1,616.1
                                                                 ========      ========

   The decrease in net property, plant and equipment reflects the effect of asset impairments (Note 5).

Note 5: Reserves for Restructuring, Impairment and Other Costs

   During the three months ended September 30, 2001, the company recorded restructuring charges of $20.3 million ($13.9 million after tax). These charges were largely for FMC reorganization costs and

                 FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES corporate restructuring activities ($13.8 million, see Note 2) and restructuring activities in the Food and Transportation Systems ($4.8 million), Energy Systems ($1.0 million) and Specialty Chemicals ($0.7 million) segments. The after tax charges included a charge to the tax provision of $1.4 million related to the reorganization of the company's worldwide entities in anticipation of the separation of Technologies from FMC (Note 2).

   In the second quarter, the company recorded restructuring and impairment charges of $507.6 million ($346.5 million after tax), of which $86.9 million represents after-tax cash costs. These charges included asset impairments and restructuring charges of $371.9 million ($226.9 million after tax) related to FMC's U.S. phosphorus business. Leading to these charges were a continuing and steeper decline in market conditions, the loss of a potential site on which to develop an economically viable second purified phosphoric acid plant, and FMC's expected payment into a fund for the Shoshone-Bannock tribes as a result of their agreement to support a proposal to amend an EPA consent decree to permit earlier closure of the largest remaining waste disposal pond. The components of the impairment and restructuring charges were as follows (before tax): a $171.0 million impairment of consent decree related environmental assets at Pocatello; a $68.7 million reserve for further required consent decree spending at the site; a $40.0 million payment to the Shoshone-Bannock tribes; a $36.7 million impairment of the company's investment in Astaris LLC ("Astaris"); and $55.5 million of future financing commitments to the joint venture, environmental charges and other costs. Also included in the second quarter restructuring and impairment charge was an impairment of $98.9 million ($97.0 million after tax) of the assets at FMC's lithium operation in Argentina. This operation, which includes a lithium mine and processing facilities, was established by the company approximately five years ago in a remote area of the Andes Mountains. With the entry of a South American manufacturer into this business and following the continuation of other unfavorable market conditions, the company's lithium assets in Argentina became impaired as the total capital invested is not expected to be recovered. The restructuring and impairment charges for the quarter included $17.8 million ($10.8 million after tax) related to FMC's corporate reorganization costs (Note 2) and $19.0 million ($11.8 million after tax) reflecting a restructuring of chemical operations and the impairment of two smaller chemical facilities. Included in the after tax charge is a non-recurring tax provision of $4.2 million related to the reorganization of the company's worldwide entities in anticipation of the separation of Technologies from FMC (Note 2). FMC expects to reduce its workforce by approximately 135 people in connection with these restructuring activities.

   In the first quarter of 2001, the company recorded an asset impairment and restructuring and other one-time charges of $11.5 million before taxes ($7.1 million after tax). An asset impairment of $1.3 million was required to write off goodwill associated with a small FoodTech product line. Restructuring and other one-time charges were $10.2 million, of which $5.2 million related to planned reductions in force of 91 people in the Energy Systems businesses; $2.5 million related to planned reductions in force of 72 positions in FoodTech businesses; $1.5 million related to a planned plant closing and restructuring of an airport systems facility, including 73 planned workforce reductions; and $1.0 million related to the cost of continuing Industrial Chemical and Corporate realignments. Also, in conjunction with the company's plan to reorganize into two publicly traded corporations later in 2001, FMC recorded a one-time, largely non-cash, tax charge of $32.0 million, primarily in connection with the repatriation of cash from certain foreign operations.

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

                0FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

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

   During the first quarter of 2000, the company established reserves of $5.0 million related to the consolidation of its combined workforce at its alkali chemical facilities in Wyoming, including the cost of separation programs for approximately 80 people. Of the amounts reserved, $2.7 million was charged to expense and $2.3 million was recorded as a liability in the acquisition accounting for Tg Soda Ash, Inc. ("TgSA") and did not impact earnings.

   Reserves for restructuring and related programs were $150.6 million and $7.8 million at September 30, 2001 and December 31, 2000, respectively. Spending during the nine months ended September 30, 2001 related primarily to workforce reductions completed in the Energy Systems segment, in the FoodTech businesses and in certain corporate and chemical shared service support departments.

   Restructuring and other reserve activities for the nine months ended September 30, 2001 were as follows, in millions:

                                                                     Change to Reserves
                                                   Reserves Increase -----------------  Reserves
                                                      at       in      Cash      Other     at
                                                   12/31/00 Reserves Payments   Changes 9/30/01
                                                   -------- -------- --------   ------- --------
--Workforce-related and facility shutdown costs      $7.8    $ 32.5   $(24.4)    $(4.9)  $ 11.0
--Phosphorus Related:
   Tribal fund                                         --      40.0       --        --     40.0
   Consent decree                                      --      68.7    (21.2)       --     47.5
   Financing commitments to Astaris joint venture.     --      42.7    (13.8)       --     28.9
--FMC Reorganization                                   --      31.6     (8.4)       --     23.2
                                                     ----    ------   ------     -----   ------
       Total                                         $7.8    $215.5   $(67.8)    $(4.9)  $150.6
                                                     ====    ======   ======     =====   ======

Note 6: Debt

   At September 30, 2001 the company had $300.0 million in committed undrawn credit under a five-year non-amortizing revolving credit agreement due in December 2001. This credit agreement will be retained by FMC subsequent to the reorganization.

   To allocate debt between FMC and Technologies pursuant to the reorganization of the company, in the second quarter of 2001, FMC obtained commitments for two revolving credit facilities: a $250.0 million five-year credit agreement and a $150.0 million 364-day revolving credit facility, both of which Technologies assumed from FMC Corporation prior to Technologies draw down in conjunction with the separation.

   At September 30, 2001, amounts borrowed by Technologies under the credit facilities described above consisted of $250.0 million under the five-year facility and $38.9 million under the 364-day facility. Of the total, $280.9 million was drawn down by Technologies pursuant to the separation and distribution agreement and paid to FMC, which used the funds to retire a portion of its existing debt. Technologies entered into interest rate swap agreements related to $150.0 million of the long-term amount borrowed to fix the effective interest rate thereon at an average rate of 5.37 percent.

                 FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Among other restrictions, FMC's and Technologies' credit agreements contain covenants relating to liens, consolidated net worth and cash flow coverage (as defined in the agreements). The company and the lenders amended certain debt agreements in July 2001. The company was in compliance with all debt covenants effective as of September 30, 2001.

   In 1998, a universal shelf registration statement became effective, under which $500.0 million of debt and/or equity securities may be offered. Unused capacity of $345.0 million remains available under the 1998 shelf registration at September 30, 2001.

   At September 30, 2001, long-term debt includes $28.7 million in exchangeable senior subordinated debentures bearing interest at 6.75 percent, maturing in 2005 and exchangeable at any time into Meridian Gold Inc. common stock at an exchange price of $15.125 per share, subject to adjustment. The company may, at its option, pay an amount equal to the market price of Meridian Gold Inc. common stock in lieu of delivery of the shares. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the company and are currently redeemable at the option of FMC at par.

   Short-term debt consists of commercial paper, borrowings under uncommitted credit facilities, borrowings from a joint venture and foreign borrowings at September 30, 2001 and December 31, 2000.

   In November 1995, the company commenced a short-term commercial paper program, supported by committed credit facilities, providing for the issuance of up to $500.0 million in aggregate maturity value of commercial paper at any given time. Three-day commercial paper of $68.6 million and $16.8 million was outstanding at September 30, 2001 and December 31, 2000, respectively.

   Advances under uncommitted credit facilities were $53.9 million and $50.0 million at September 30, 2001 and December 31, 2000, respectively. Foreign borrowings totaled $46.9 million and $60.2 million at September 30, 2001 and December 31, 2000, respectively, and borrowings from the joint venture were $21.3 million and $26.9 million, respectively.

Note 7: Reserves for Discontinued Operations and Long-term Environmental Liabilities

   Reserves for discontinued operations and long-term environmental liabilities at September 30, 2001 and December 31, 2000 were $257.7 million and $291.9 million, respectively. At September 30, 2001, substantially all reserves related to environmental, post-employment benefit, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 1997 and to environmental obligations related to the company's operating facilities. See Note 5 to the company's December 31, 2000 consolidated financial statements and Note 8 below. During the third quarter of 2000, the company recorded a net loss from discontinued operations of $66.7 million (net of income taxes of $15.0; $2.11 per share on a diluted basis), substantially all of which related to settlement of litigation related to FMC's discontinued defense business.

Note 8: Environmental Obligations

   The company has provided reserves for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $202.2 million and $232.0 million, excluding recoveries, have been provided at September 30, 2001 and December 31, 2000, respectively. The long-term portions of these reserves, totaling $186.8 million and $222.0 million, are included in the reserve for discontinued operations and Long-term environmental liabilities at September 30, 2001 and December 31, 2000, respectively, and the short-term portions are recorded as other current liabilities.

                 FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

   Recoveries of $36.7 million have been recorded as probable realization of claims against third parties at September 30, 2001. Total recoveries recorded at December 31, 2000 were $46.9 million. The assets, the majority of which relate to existing contractual arrangements with U.S. government agencies and insurance carriers, are recorded as an offset to the reserve for discontinued operations and other liabilities.

   The company has estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $80.0 million at September 30, 2001. In the future, due to changing facts and circumstances, obligations may arise that the company will be required to reserve for under its policies. These accruals, when required, may be material to any one quarter's or year's results of operations. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a materially adverse effect on the company's liquidity or financial condition and may be satisfied over the next twenty years or longer.

   A more complete description of the company's environmental contingencies and the nature of its potential obligations are included in Notes 1 and 12 to FMC's December 31, 2000 consolidated financial statements.

Note 9: Capital Stock

   On August 27, 1999, the Board of Directors authorized $50.0 million of open market repurchases of FMC common stock, which the company has not commenced as of September 30, 2001. Depending on market conditions, the company may, from time to time, purchase additional shares of its common stock on the open market.

Note 10: Income Taxes

   The company's income tax expense for the three months ended September 30, 2001 and income tax benefit for the nine months ended September 30, 2001, respectively, includes non-recurring charges of $1.4 million and $37.6 million related to reorganization of the company's entities and repatriation of earnings in anticipation of the separation of Technologies from FMC.

Note 11: Comprehensive Earnings (Loss)

   Comprehensive earnings or loss includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. The company's comprehensive earnings (loss) for the three-month and nine-month periods ended September 30, 2001 and 2000 consisted of the following, in millions:

                                                           Three Months    Nine Months
                                                              Ended           Ended
                                                          September 30,   September 30,
                                                          -------------  ---------------
                                                          2001    2000    2001     2000
                                                          -----  ------  -------  ------
Net income (loss)........................................ $21.3  $(10.2) $(305.0) $ 60.6
Other comprehensive earnings (loss):
   Foreign currency translation adjustment...............  (7.1)  (31.0)   (32.1)  (82.5)
   Deferral of net hedging losses........................  (3.8)     --    (36.4)     --
   Cumulative effect of a change in accounting principle
     (Note 3)............................................    --      --     15.1      --
                                                          -----  ------  -------  ------
Comprehensive earnings (loss)............................ $10.4  $(41.2) $(358.4) $(21.9)
                                                          =====  ======  =======  ======

Note 12: Business Combinations and Divestitures

   Effective April 1, 2000, FMC and Solutia Inc. ("Solutia") formed the Astaris joint venture, which includes the North American and Brazilian phosphorus chemical operations of both companies. The joint venture is a limited liability company equally owned by FMC and Solutia.

                 FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

   FMC's share of Astaris' earnings, exclusive of restructuring, interest and impairment charges reported by Astaris, is included in the Industrial Chemicals segment. Sales of FMC's phosphorus chemical division were $79.2 million for the three months ended March 31, 2000.

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

   The company completed several smaller acquisitions, divestitures and joint ventures during the nine-month periods ended September 30, 2001 and 2000.


Note 13: Commitments and Contingent Liabilities

   In connection with Astaris' external financing agreement, FMC and Solutia independently contractually agreed to provide Astaris with funding when the joint venture does not achieve certain financial benchmarks. The company's September 30, 2001 liability of $28.9 million for probable future funding obligations under this agreement has been recorded on the company's consolidated balance sheets as an increase to other current liabilities.

   The company also has certain other contingent liabilities arising from litigation, claims, performance guarantees, leases, and other commitments incident to the ordinary course of business. Management believes that the ultimate resolution of its known contingencies will not materially affect the consolidated financial position, results of operations or cash flows of FMC.

Note 14: Segment Information

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------  ------------------
                                         2001      2000      2001      2000
                                       --------  --------  --------  --------
                                                    (In millions)
Revenue
   Energy Systems..................... $  271.5  $  243.9  $  788.1  $  755.7
   Food and Transportation Systems....    204.6     209.4     599.7     635.0
   Agricultural Products..............    156.8     181.4     497.3     531.9
   Specialty Chemicals................    115.2     114.9     351.0     366.2
   Industrial Chemicals(1)............    211.0     211.9     609.9     692.9
   Eliminations.......................     (2.3)     (2.9)    (11.3)     (8.4)
                                       --------  --------  --------  --------
                                       $  956.8  $  958.6  $2,834.7  $2,973.3
                                       ========  ========  ========  ========
Income before income taxes
   Energy Systems..................... $   20.4  $   17.7  $   42.7  $   49.1
   Food and Transportation Systems....     16.9      14.6      42.7      49.5
   Agricultural Products..............      9.7      28.8      64.9      79.6
   Specialty Chemicals................     20.1      21.8      61.1      66.9
   Industrial Chemicals...............     20.3      29.7      53.0      92.7
                                       --------  --------  --------  --------
   Operating profit...................     87.4     112.6     264.4     337.8
   Corporate..........................    (16.6)    (17.4)    (50.4)    (52.1)
   Other income and (expense), net....     (3.7)      6.0      (9.1)      4.1
   Asset impairments(2)...............       --        --    (324.4)    (11.6)
   Restructuring and other charges(3).    (20.3)       --    (215.0)    (45.0)
   Net interest expense(4)............    (20.8)    (26.3)    (67.3)    (75.0)
                                       --------  --------  --------  --------
                                       $   26.0  $   74.9  $ (401.8) $  158.2
                                       ========  ========  ========  ========

                 FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

   A description of the company's segment determination, composition and presentation is included in Note 1 to the company's December 31, 2000 consolidated financial statements.

   Business segment results are presented net of minority interests reflecting only FMC's share of earnings. Minority interests for the three months ended September 30, 2001 and 2000 were $3.4 million and $1.2 million, respectively. Minority interests for the nine months ended September 30, 2001 and 2000, including the interests of minority shareholders of Technologies beginning June 14, 2001, were $5.8 and $2.7 respectively. The corporate line primarily includes staff expenses. Other income and expense, net, consists of all other corporate items, including LIFO inventory adjustments, certain components of employee benefit plan cost or benefit, certain foreign exchange gains or losses and the minority interests of Technologies shareholders.

--------
(1) Revenue for the three and nine months ended September 30, 2000 was adjusted to apply recently issued accounting guidance for reporting shipping and handling costs. The reclassification increased revenue and cost of sales or services for Industrial Chemicals by $39.4 million and $127.6 million for the three and nine month periods, respectively, and had no effect on the company's previously reported income or earnings per share. (See Note 3.)
(2) Asset impairments for the nine months ended September 30, 2001 related to Industrial Chemicals ($224.2 million), Specialty Chemicals ($98.9 million) and Food and Transportation Systems ($1.3) million. Asset impairments for the three and nine months ended September 30, 2000 related to Industrial Chemicals ($9.0 million), Energy Systems ($1.5 million), and Specialty Chemicals ($1.1 million).
(3) Restructuring and other charges for the three months ended September 30, 2001 related to Energy Systems ($1.0 million), Food and Transportation Systems ($4.8 million), Specialty Chemicals ($.7 million) and Corporate ($13.8 million). Restructuring and other charges for the nine months ended September 30, 2001 related to Energy Systems ($6.2 million), Food and Transportation Systems ($8.8 million), Industrial Chemicals ($166.8 million), Specialty Chemicals ($1.6 million) and Corporate ($31.6 million). Restructuring and other charges for the three and nine months ended September 30, 2000 related to Food and Transportation Systems ($8.0 million), Energy Systems ($1.4 million), Industrial Chemicals ($33.0 million), Specialty Chemicals ($1.8 million) and Corporate ($0.8 million).
(4) Net interest expense for segment purposes includes interest expense from external financing of the phosphorus joint venture for the three months ($1.2 million) and nine months ($3.8 million) ended September 30, 2001 and the three months ($0.8 million) and nine months ($0.9 million) ended September 30, 2000. The joint venture is included in Industrial Chemicals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              FORWARD-LOOKING STATEMENTS--SAFE HARBOR PROVISIONS

   Item 2 of this report contains certain forward-looking statements that are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information.

   Whenever possible, the company has identified these forward-looking statements by such words or phrases as "will likely result", "is confident that", "expects", "should", "could", "may", "will continue to", "believes", "anticipates", "predicts", "forecasts", "estimates", "projects", "potential", "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section "Forward-Looking Statements--Safe Harbor Provisions" in Item 1 of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

   The company cautions that the referenced list of factors may not be all-inclusive, and the company specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                        LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents at September 30, 2001 and December 31, 2000 were $123.6 million and $25.1 million, respectively. The company had total borrowings of $1.2 billion and $1.0 billion as of September 30, 2001 and December 31, 2000, respectively. The increase in cash and cash equivalents and long term debt reflects higher foreign cash balances at September 30, 2001, which will be used to pay down debt in the fourth quarter of 2001.

   Cash used in operating activities was $51.3 million for the nine months ended September 30, 2001 compared with cash provided by operating activities of $138.3 million in the first three quarters of 2000. The change was primarily a result of increases in working capital in both the Energy Systems and Agricultural Products businesses resulting from inventory requirements related to backlog (see "Order Backlog" below) and to seasonality, respectively.

   Cash required by discontinued operations amounted to $106.9 million and $27.6 million for the nine-month periods ended September 30, 2001 and 2000, respectively. During 2001, the company paid approximately $80.0 million in connection with a legal matter related to the discontinued defense business. This obligation was included in other current liabilities on the company's December 31, 2000 consolidated balance sheet.

   Cash required by investing activities was $153.0 million through September 30, 2001 compared to $114.5 through September 30, 2000.

   Cash provided by financing activities in 2001 of $411.6 million increased when compared with cash provided of $2.0 million through September 30, 2000. For the nine-month period ended September 30, 2001, the company increased its total short and long-term debt by $129.6 million. FMC used the proceeds of short-term debt drawn down by Technologies, FMC's 83-percent owned subsidiary, and remitted to FMC in June 2001 (Note 2 to the September 30, 2001 consolidated financial Statements), to fund operating capital requirements and redeem $127.5 million in higher interest long-term debt. During the nine months ended September 30, 2001, the company redeemed $11.2 million of its exchangeable senior subordinated debentures; $94.6 million of various other debt issues maturing in 2003 through 2011, and bearing interest at rates ranging from 6.375 percent to 7.75 percent; and retired $25.0 million of long-term debt at maturity. The company retired $32.5 million in senior long-term bonds during the nine-month period ended September 30, 2000. Bonds retired during the period were due in 2002, 2008 and 2011, with interest rates at 7.0 to 7.75 percent. During the nine-month period ended September 30, 1999, the company retired $250.0 million of currently due senior debt bearing interest at 8.75 percent. Lower long-term debt resulting from repayment activity was more than offset by an increase in borrowings under short-term uncommitted credit facilities, which increased by $72.0 million during the first nine months of 2000.

   At September 30, 2001, the company had $300.0 million in undrawn committed credit under a five-year non-amortizing revolving credit agreement, due in December 2001. The company expects to maintain committed credit of at least $200.0 million under a new 364 day revolving credit agreement. This agreement is currently being negotiated and is expected to be finalized in the fourth quarter of 2001.

   To allocate debt between FMC and Technologies pursuant to the reorganization of the company, FMC obtained commitments for two revolving credit facilities: a $250 million five-year credit agreement and a $150.0 million 364-day revolving credit facility, both of which Technologies assumed from FMC Corporation in conjunction with the separation.

   At September 30, 2001, amounts borrowed by Technologies under the credit facilities described above consisted of $250.0 million under the five-year facility and $38.9 million under the 364-day facility, of which 280.9 was remitted to FMC in June 2001 pursuant to the signed agreements between FMC and Technologies and used to retire a portion of FMC's existing debt. Among other restrictions, FMC's and Technologies' credit agreements contain covenants relating to liens, consolidated net worth and cash flow coverage (as defined in the agreements). The company was in compliance with all debt covenants effective as of September 30, 2001.

   In 1998, a universal shelf registration statement became effective, under which $500.0 million of debt and/or equity securities may be offered. Unused capacity of $345.0 million remains available under the 1998 shelf registration at September 30, 2001.

   On August 27, 1999, the Board of Directors authorized an additional $50.0 million of open market repurchases of FMC common stock, which the company has not commenced as of September 30, 2001. Depending on market conditions, the company may, from time to time, purchase additional shares of its common stock on the open market.

   The company expects to meet operating needs, fund capital expenditures and potential acquisitions, and meet debt service requirements for the remainder of 2001 through cash generated from operations and available credit facilities. Management expects that FMC will incur total incremental after-tax costs of approximately $60.0 million during 2001 related to the separation of Technologies from FMC and the restructuring of certain corporate operations.

   In addition, FMC expects its remaining cash requirements for 2001 to include approximately $50.0 million for planned capital expenditures. In October 2001 the company made a $30.0 million payment to the Shoshone-Bannock tribes. (See
Note 5 to the company's September 30, 2001 consolidated financial statements.) The company has an obligation to provide Astaris with an estimated $28.9 million in funding, of which $2.8 million will be required during the fourth quarter of 2001.

   In connection with Astaris' external financing agreement, FMC and Solutia have agreed to provide Astaris with funding, when the joint venture does not achieve certain financial benchmarks. This obligation has been recorded on the company's consolidated balance sheet at September 30, 2001, as an increase to other current liabilities. (See Note 13 to the company's September 30, 2001 consolidated financial statements.)

   The company's accumulated other comprehensive loss increased from $272.6 million at December 31, 2000 to $326.0 million at September 30, 2001, as a result of increased cumulative foreign currency translation losses of $32.1 million, which primarily reflected the translation impact of the euro against the U.S. dollar and net deferred hedging losses of $21.3 million.

   The company's net loss did not cover fixed charges by $230.0 million for the nine months ended September 30, 2001. The company's ratio of earnings to fixed charges was 3.0x for the nine-month period ended September 30, 2000. Excluding the company's impairment and restructuring and other charges in 2001 and 2000, respectively, the company's ratio of earnings to fixed charges would have been 1.6x and 3.6x in 2001 and 2000, respectively. The decrease in the adjusted ratio when compared with the 2000 period is primarily the result of lower income before income taxes in 2001.

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

   To monitor its currency exchange rate risks, the company uses a sensitivity analysis, which measures the impact on earnings of a 10 percent devaluation of the foreign currencies to which it has exposure. Based on a sensitivity analysis at September 30, 2001, fluctuations in currency exchange rates in the near term would not materially affect FMC's consolidated operating results, financial position or cash flows. FMC's management believes that its hedging activities have been effective in reducing its risks related to currency exchange rate fluctuations.

   The company's debt instruments subject it to the risk of loss associated with movements in interest rates. The company may, from time to time, enter into arrangements to manage or mitigate interest rate risk utilizing derivative financial instruments. As of September 30, 2001, Technologies had interest rate swap agreements fixing the effective interest rate at an average of 5.37 percent for $150.0 million of its long-term borrowings under Technologies credit facilities.

                         NEW ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The standards collectively provide new guidance for the recognition, amortization and continuing valuation of goodwill and other intangible assets acquired in a business combination, and SFAS No. 141 prohibits the use of the pooling of interests method of accounting for a business combination. The adoption of SFAS No. 141 is not expected to have an impact on the company's historical financial statements. The company has not yet determined the impact of the adoption of SFAS No. 142, which must be applied beginning January 1, 2002.

   In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. The statement will be effective beginning January 1, 2003. In August of 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 is effective beginning January 1, 2002. The company has not yet determined the impact of adopting SFAS Nos. 143 and 144, but expects to adopt both statements when required.

                             RESULTS OF OPERATIONS

   Industry segment financial data is included in Note 14 to the company's September 30, 2001 consolidated financial statements.

           Third Quarter of 2001 Compared with Third Quarter of 2000

  Consolidated Results of Operations

   Revenues in the third quarter of 2001 of $956.8 million were flat compared with last year's third quarter with lower revenues in Agricultural Products largely offset by an increase in revenues from Energy Systems. The decrease in revenues for Agricultural Products was related largely to a decrease in sulfentrazone sales. Energy Systems revenue increases were primarily due to increased surface and subsea sales.

   In the third quarter of 2001, the company reported income before income taxes, discontinued operations and cumulative effect of a change in accounting principle of $26.0 million, compared with earnings of $74.9 million in the prior year's quarter. The decrease can be attributed to the continuing global economic deceleration, which has had a negative impact on volumes in most segments, and the $20.3 million before-tax charge for restructuring and other charges in the third quarter of 2001.

   During the third quarter of 2000, the company recorded a net loss from discontinued operations of $66.7 million (net of an income tax benefit of $15.0 million), which primarily related to the settlement of litigation of FMC's discontinued defense business.

   The company recorded net income of $21.3 million, or $0.66 earnings per share on a diluted basis in the third quarter of 2001 compared to a $10.2 million net loss, or $0.32 loss per share in the third quarter of 2000.

   Average shares outstanding used in the quarters' diluted earnings (loss) per share calculations were 32.0 million in 2001 compared with 31.6 million in the prior year's quarter. Additional weighted average shares of 0.7 million, assuming conversion of stock awards, for the quarter ended September 30, 2001 were included in the computation of diluted earnings per share.

  Energy Systems

   Energy Systems' revenue for the three months ended September 30, 2001 was $271.5 million, up from $243.9 million during the same period in 2000, primarily the result of increased sales of surface wellhead, subsea systems and fluid control equipment, partially offset by reduced sales of blending and transfer equipment. Operating profit for Energy Systems was $20.4 million for the third quarter of 2001, up from $17.7 million in 2000.

   Increased volumes for subsea systems reflected a strengthening market, particularly in the Gulf of Mexico and in offshore Brazil, offset by lower volumes in Europe. During the third quarter of 2001, higher sales of surface wellhead and fluid control equipment were the result of a stronger market for this equipment when compared to 2000; however, reduced sales of blending and transfer equipment reflected lower demand for bulk conveying systems in 2001.

   Higher operating profitability reflected improvements in measurement solutions and loading systems businesses, in part the result of restructuring actions implemented during the first quarter of 2001. In addition, higher volumes and improved pricing for fluid control equipment contributed to improved profitability.

   With its BP and Shell alliances, the company is positioned to benefit from a strengthening subsea market, and management expects to obtain additional subsea equipment contracts during the fourth quarter of 2001. Domestic surface markets are beginning to show some signs of slowing. While the outlook for fluid control flowline equipment remains strong for the remainder of 2001, demand for this equipment in 2002 is expected to weaken.

  Food and Transportation Systems

   Food and Transportation Systems' revenue for the three months ended September 30, 2001 was $204.6 million, down from $209.4 million during the same period in 2000, primarily as a result of a reduction in FoodTech volumes. Increased revenue for Airport Systems partially offset the FoodTech decrease. Operating profit for the segment of $16.9 million was higher in 2001 when compared with $14.6 million in the third quarter of 2000.

   FMC FoodTech's third quarter 2001 revenue was affected by lower sales of freezing systems and poultry processing equipment, primarily the result of customers' decisions to delay capital spending projects. Operating profit for the third quarter of 2001 was slightly higher, reflecting cost savings from restructuring activities initiated by management in late 2000 and early 2001, partly offset by the effect of lower sales.

   The slowing U.S. and global economies have caused many food processors to postpone capital spending plans, and decisions to commit to large capital expenditures are also influenced by industry profitability.

   Increased revenue for Airport Systems was attributable to higher sales of ground support equipment, primarily higher volumes of cargo loaders to the air freight market, and additional revenue resulting from the company's contract to supply the United States Air Force with Next Generation Small Loaders, also known as Halvorsen Loaders. Increased revenue was partly offset by a decline in sales of Jetway passenger boarding bridges due primarily to the timing of orders. Airport Systems' operating profit increased in the third quarter of 2001, primarily as a result of higher volumes and margins for ground support equipment, partly offset by the effect of delayed revenue and reduced margins in the Jetway business.

   The events of September 11 have severely impacted the outlook for Airport Systems. Lower profitability for this business is expected for fourth quarter 2001 as airlines have essentially put a freeze on capital expenditures. These conditions cloud our outlook for 2002, however the Halvorsen Loader program, with projected deliveries of up to 100 units in 2002, is expected to somewhat offset lower investment levels by commercial airlines.

  Agricultural Products

   Agricultural Products' revenue for the quarter ended September 30, 2001 was $156.8 million, down from $181.4 million in last year's quarter. The sales shortfall is largely a result of no sulfentrazone sales to DuPont. As previously announced, DuPont elected to pay contractual penalties during the first and second quarters of 2001 rather than purchase sulfentrazone in the last year of their contract. During 2000, DuPont's purchases of sulfentrazone were in the first and third quarters. In addition, a weaker Asian insecticide market resulting from unfavorable weather conditions, competitive pricing, inventory reductions in Japanese distribution channels and unfavorable currency fluctuations in Indonesia and Pakistan also contributed to lower sales. Partially offsetting the lower sulfentrazone and Asian sales were increased sales in the Specialty Product Business and higher herbicide sales in Latin America.

   Earnings of $9.7 million, for the quarter, were down from $28.8 million in the third quarter of 2000. The earnings decrease reflects the loss of sulfentrazone sales to DuPont in North America and the unfavorable pricing of insecticides due to the weakness in the Asian market previously discussed.

   During the quarter, Agricultural Products announced an agreement with Ishihara Sangyo Kaisha, Ltd (ISK) for FMC to develop and distribute, in the Americas, a new ISK insecticide that is highly complementary to FMC's products. FMC and ISK have also increased their equity position in Belchim, a Belgian-based distribution company. The company believes that this will strengthen access to the European markets for FMC products.

  Specialty Chemicals

   Specialty Chemical revenues of $115.2 million in the third quarter of 2001, were flat compared to the third quarter of 2000. Earnings of $20.1 million decreased from $21.8 million in the prior year quarter.

   Biopolymer revenue and earnings improved, compared to the prior year quarter, as a result of the increased demand for microcrystalline cellulose and alginates in the food ingredients and pharmaceutical markets.

   Lithium sales were down due to weakness in the hydroxide market and an overall decline in European synthesis market demand for butyllithium. Lithium earnings in the third quarter reflected improved product mix and the positive effect of the division's cost improvement efforts offset by lower lithium demand and competitive pricing pressures. In an attempt to mitigate the risk of additional price erosion, the Company has focused its strategy on specialty applications for lithium.

  Industrial Chemicals

   Industrial Chemicals third quarter 2001 revenues of $211.0 million were approximately flat when compared with 2000 revenues of $211.9 million, while earnings were $20.3 million and $29.7 million in the third quarter of 2001 and 2000, respectively. The flat revenues resulted from lower volumes offset by price increases in the soda ash and hydrogen peroxide markets. The earnings decrease was primarily attributable to startup expenses in the phosphorus operations related to the new purified phosphoric acid ("PPA") facility and higher energy costs throughout the segment.

   FMC's U.S. phosphorus business results (which include the company's share of earnings in the Astaris joint venture) were down compared with the prior year period primarily due to price deterioration, startup costs for the new purified phosphoric acid plant and unfavorable manufacturing variances at Astaris, offset by income generated from the resale of power to Idaho Power. During the second quarter, Astaris began the resale of part of its low cost contract power at the Pocatello plant to Idaho Power. The power is sold at fixed prices that will generate additional profit in excess of the incremental costs of manufacturing and procurement. The agreement to resell electricity to Idaho Power will continue through March 2003.

   At the start of the fourth quarter, Astaris announced its plans to cease production at the Pocatello, Idaho elemental phosphorus facility. Beginning in the fourth quarter FMC will be responsible for decommissioning of the plant and remediation of the site at an estimated incremental after tax cost of $40.0 to $60.0 million. Closure will result in a decrease in the future operating costs of the joint venture.

   In October 2001 the company made a $30.0 million payment to the Shoshone-Bonnock tribes. This payment relates to an agreement between FMC and the tribes to allow FMC to modify an EPA consent decree to permit the capping of a specific waste disposal pond. The company reserved $40.0 million in the second quarter of 2001 for this payment. The remaining balance of the reserve will be paid in five equal annual installments starting in 2002.

   Third quarter 2001 revenue in FMC's alkali operations was up slightly from the 2000 quarter due to an increase in soda ash prices. Volumes decreased as a result of the entry of a competitor into the soda ash market early in 2001. Earnings were down as a result of both higher energy costs and increased manufacturing costs, which were only partially offset by price increases.

   Hydrogen peroxide revenues and profits were down compared with the third quarter of 2000. The decreases were driven by lower volumes due to a cyclical slowdown in the pulp industry. The decreases were partially offset by price increases and energy surcharges. Volumes are not expected to recover in the fourth quarter of 2001.

   During the third quarter FMC mothballed a combined 105 million pounds of hydrogen peroxide capacity in Bayport, Texas and Prince George, British Columbia, reflecting the weakness in the pulp market.

   Foret, FMC's European subsidiary, had higher revenues in the third quarter of 2001 when compared with 2000, resulting primarily from higher phosphorus and zeolites volumes and prices, which were partially offset by the negative effect of currency translation. Operating profitability was lower primarily as a result of unfavorable translation effects.

  Corporate

   Corporate expenses of $16.6 million in the third quarter of 2001 were lower compared with the $17.4 million recorded in the third quarter of 2000 due to continued cost control activity.

  Restructuring and Other Charges

   In the third quarter and first nine months of 2001 and 2000, the company recorded certain restructuring charges. See Note 5 to the September 30, 2001 consolidated financial statements.

  Interest Expense

   Net interest expense of $20.8 million in 2001 (including FMC's share of interest incurred by Astaris) was down from $26.3 million in the 2000 third quarter due to lower average debt levels and the lower interest rates prevalent in 2001.

  Other Income and Expense

   Other expense was $3.7 million in the third quarter of 2001 compared to $6.0 million of other income for the same period in 2000. This decrease primarily reflected an increase in non-cash pension expense.

  Income Tax Expense

   Income tax expense for the three months ended September 30, 2001 was $4.7 million on pretax income of $26.0 million. Excluding non-recurring provisions for income taxes of $1.4 million related to the reorganization of the company's worldwide entities in anticipation of the separation of Technologies from FMC (Note 2 to the September 30, 2001 consolidated financial statements) and a benefit of $7.9 million related to restructuring and impairment charges, income tax expense for the quarter was $11.1 million on adjusted pretax earnings of $46.3 million, reflecting an effective tax rate of 24.0 percent. Income tax expense of $18.4 million for the third quarter of 2000 resulted in an effective tax rate of 24.6 percent. The differences between the effective tax rates for these periods and the statutory U.S. Federal income tax rate relate primarily to differing foreign tax rates, foreign sales corporation, or qualifying foreign trade income, and depletion benefits, incremental state taxes and non-deductible goodwill amortization and expenses.

  Order backlog

   Total order backlog as of September 30, 2001 was $914.6 million, compared with total order backlog of $644.3 million at December 31, 2000. From December 31, 2000 to September 30, 2001, Energy Systems' backlog increased from $425.1 million to $667.9 million, while Food and Transportation Systems' backlog increased from $219.2 million to $246.7 million.

   Energy Systems' order backlog increased during the nine-month period primarily as a result of a stronger subsea market. A significant number of orders were received for projects that included Enterprise Oil offshore Brazil, Statoil offshore Norway, TotalFinaElf offshore West Africa, and Shell and BP in the Gulf of Mexico. In addition, order backlog also increased for surface systems and floating production equipment, the latter reflecting an order from Enterprise Oil for turret mooring and related systems for a floating production, storage and offloading vessel.

   Food and Transportation Systems' order backlog at September 30, 2001 increased when compared with December 31, 2000, as a result of an increase in backlog for FoodTech that was partially offset by a decrease in backlog for Airport Systems. Increased backlog for freezing systems and food processing equipment in 2001 were partially offset by lower backlog for Airport Systems, the latter the result of a recent slow down in orders, primarily affecting Jetway, partially offset by an increase in backlog for loaders, arising from orders by air freight customers.

Results of Operations--Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

   For the first nine months of 2001, revenues were $2,834.7 million, down from $2,973.3 million in the first nine months of 2000. Revenues declined in the nine months of 2001 for all segments except Energy Systems. Revenue decreased in Food and Transportation Systems primarily as a result of lower sales of food processing equipment and freezer systems. Agricultural Products revenue fell due to the loss of sulfentrazone sales to DuPont in North America.

   The company recorded $324.4 million in asset impairments and $215.0 million in restructuring and other charges in 2001, compared to $11.6 million and $45.0 million, respectively, in 2000, with the most significant portion of these costs recorded in the second quarter of 2001. The majority of 2001 charges relate to the company's phosphorus and lithium operations. Asset impairments and restructuring and other charges are described in Note 5 to the company's September 30, 2001 consolidated financial statements.

   Segment operating profit (net of minority interests) before asset impairments and restructuring and other charges decreased to $264.4 million in the first nine months of 2001 from $337.8 million in 2000. Each segment reported lower operating earnings with the most significant decrease reported by Industrial Chemicals largely as a result of reduced profitability from phosphorus operations.

   Energy Systems' revenues of $788.1 million in the first nine months of 2001 increased from $755.7 million in the first nine months of 2000, while earnings of $42.7 million in 2001 decreased from $49.1 million in the prior year period. Increased sales of surface wellhead and fluid control equipment were partially offset by lower sales of floating production systems and blending and transfer equipment. The comparison for floating production equipment was affected by sales in 2000 for the Petro Canada Terra Nova project off the coast of Nova Scotia. Operating profits were lower, reflecting the lower volumes of floating production systems, partially offset by the effect of improved volumes and margins for fluid control equipment.

   Food and Transportation Systems' revenues of $599.7 million for the nine months ended September 30, 2001 were lower than revenues of $635.0 million in 2000, and 2001 operating profits of $42.7 million were lower than operating profits of $49.5 million in the first nine months of 2000. The decrease in revenue was primarily the result of lower sales of freezing systems and food processing equipment, reflecting the impact of economic factors on customers' capital spending decisions. An increase in sales of food handling equipment partially offset this decrease, along with increased sales volume of airport systems' ground support equipment and, to a lesser extent, additional revenue from the Halvorsen Loader program to supply the United States Air Force. Lower operating profitability for the segment was primarily the result of lower sales volumes for food processing equipment, and lower margins for Jetway passenger boarding bridges. Partially offsetting this decrease were operating profits from sales of ground support equipment and Halvorsen Loaders, and cost savings obtained through restructuring of the food processing business.

   Agricultural Products revenues of $497.3 million were lower in the first nine months of 2001 compared with 2000 revenues of $531.9 million, with operating profits decreasing to $64.9 million for 2001 year to date compared with $79.6 million in the first nine months of the prior year. The decrease in revenues reflected lower sulfentrazone sales to DuPont. Absent the DuPont sulfentrazone sales, Agricultural Products experienced volume growth in 2001 compare to 2000 as a result of developing new sulfentrazone partners and stronger sales in Latin America and Specialty Products Business. This was partially offset by weaker performance in Asia. Lower earnings from lower revenues were partially offset by two $10 million payments from DuPont, one in the first and one in the second quarter.

   Specialty Chemicals had revenues of $351.0 million in the first nine months of 2001 decreased from $366.2 million in the prior year period. Earnings decreased to $61.1 million in 2001 from $66.9 million in the first nine months of 2000. Revenues and earnings declines resulted from lower demand and price decreases, particularly in the industrial specialties markets of the lithium division.

   Industrial Chemical sales decreased to $609.9 million in the first nine months of 2001 from $692.9 million in 2000, and earnings (net of minority interest) decreased to $53.0 million in 2001 from $92.7 million in 2000. This decrease in revenues is largely attributable to the formation of Astaris in April 2000. After that date, U.S. phosphorus revenues were no longer consolidated with FMC's revenues. The decrease in earnings is largely a result of reduced profitability from U.S. phosphorus operations, increased power costs and cost related to the startup of the PPA plant at Astaris.

   Corporate expenses were $50.4 million and $52.1 million for the nine-month periods ended September 30, 2001 and 2000, respectively, reflecting continued cost control efforts.

   For the nine-month period ended September 30, net interest expense decreased $7.7 million to $67.3 million in 2001, primarily as the result of lower average debt levels and reduced interest rates.

   The company's effective tax rates applicable to income from continuing operations (before asset impairments and restructuring and other charges in 2001 and 2000 and non-recurring tax charges of $37.6 million in 2001) for the nine-month periods ended September 30, 2001 and 2000 were 24.3 percent and 24.5 percent, respectively. Including one-time charges, the effective tax rates for 2001 and 2000 were 25.5 percent and 19.5 percent.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The information required by this item is provided in "Derivative Financial Instruments and Market Risks", under ITEM 2.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                        INDEPENDENT ACCOUNTANTS' REPORT

   A report by KPMG LLP, FMC's independent accountants, on the consolidated financial statements included in Form 10-Q for the quarter ended September 30, 2001 is included on page 24.

                        INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
FMC Corporation:

   We have reviewed the accompanying consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of September 30, 2001, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These consolidated financial statements are the responsibility of the company's management.

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

   We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of December 31, 2000, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended (not presented herein); and in our report dated February 9, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                          KPMG LLP

Chicago, Illinois
October 31, 2001

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   There has been no material change in the company's significant legal proceedings from the information reported in Part I, Item 3 of the company's 2000 Annual Report on Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

Number in
 Exhibit
  Table                                             Description
---------                                           -----------
 10.5     FMC Corporation Savings and Investment Plan

 10.5.a   FMC Corporation Savings and Investment Plan Trust

 10.6     FMC Corporation Salaried Employees' Equivalent Retirement Plan (As amended and restated
          effective as of May 1, 2001)

 10.6.a   FMC Corporation Salaried Employees' Equivalent Retirement Plan Grantor Trust Agreement
          (As amended and restated effective as of July 31, 2001)

 10.7     FMC Corporation Non-Qualified Savings and Investment Plan (As amended and restated effective as of September 28, 2001)

 10.7.a   FMC Corporation Non-Qualified Savings and Investment Plan Trust (As amended and restated
          effective as of September 28, 2001)

 10.10    FMC Corporation Executive Severance Plan (As amended and restated effective as of May 1, 2001)

 10.10.a  FMC Corporation Executive Severance Grantor Trust Agreement

 10.12.b  Second Amendment to the FMC Corporation Defined Benefit Retirement Trust

 11       Statement re: computation of diluted earnings per share

 12       Statement re: computation of ratios of earnings to fixed charges

 15       Letter re: unaudited interim financial information

   (b) Reports on Form 8-K

The company filed a report on Form 8-K dated July 27, 2001 containing historical pro forma information for the machinery and chemical operations as if they had been unaffiliated companies for the last five quarters.

The company filed a report on Form 8-K dated August 9, 2001 to report its 2001 second quarter results.

The company filed a report on Form 8-K dated September 10, 2001 to announce the election of William G. Walter as Chief Executive Officer and President.

The company filed a report on Form 8-K dated September 28, 2001 announcing that earnings for the third quarter and full year are expected to be lower than previously expected for its chemical businesses.

The company filed a report on Form 8-K dated October 8, 2001 announcing the decommissioning of the Pocatello Plant.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FMC CORPORATION
                                            (Registrant)



                                           /S/ RONALD D. MAMBU
                          ------------------------------------------------------
                          Vice President, Controller and duly authorized officer

Date: November 7, 2001

                                 EXHIBIT INDEX

Number in
 Exhibit
  Table                                           Description
---------                                         -----------

 10.5     FMC Corporation Savings and Investment Plan

 10.5.a   FMC Corporation Savings and Investment Plan Trust

 10.6     FMC Corporation Salaried Employees' Equivalent Retirement Plan (As amended and restated
          effective as of May 1, 2001)

 10.6.a   FMC Corporation Salaried Employees' Equivalent Retirement Plan Grantor Trust Agreement (As
          amended and restated effective as of July 31, 2001)

 10.7     FMC Corporation Non-Qualified Savings and Investment Plan (As amended and restated effective as of September 28, 2001)

 10.7.a   FMC Corporation Non-Qualified Savings and Investment Plan Trust (As amended and restated
          effective as of September 28, 2001)

 10.10    FMC Corporation Executive Severance Plan (As amended and restated effective as of May 1,
          2001)

 10.10.a  FMC Corporation Executive Severance Grantor Trust Agreement

 10.12.b  Second Amendment to the FMC Corporation Defined Benefit Retirement Trust

 11       Statement re: computation of diluted earnings per share

 12       Statement re: computation of ratios of earnings to fixed charges

 15       Letter re: unaudited interim financial information