Form 10-K
period 2001-12-31
FMC CORP
filed 2002-03-11
CIK 37785

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                                  (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the fiscal year ended December 31, 2001

                                      OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the transition period from        to

                         Commission file number 1-2376

                                FMC CORPORATION
            (Exact name of registrant as specified in its charter)

                      Delaware                  94-0479804
                   (State or other           (I.R.S. Employer
                   jurisdiction of          Identification No.)
                  incorporation or
                    organization)
                 1735 Market Street
              Philadelphia, Pennsylvania           19103
                (Address of principal           (Zip Code)
                 executive offices)

       Registrant's telephone number, including area code: 215/299-6000

          Securities registered pursuant to Section 12(b) of the Act:


                                             Name of each exchange
            Title of each class               on which registered
            -------------------              ---------------------
            Common Stock, $0.10 par value.. New York Stock Exchange
                                            Chicago Stock Exchange
                                            Pacific Stock Exchange
            Preferred Share Purchase Rights New York Stock Exchange

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

   THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF MARCH 1, 2002 WAS $1,186,791,031. THE NUMBER OF SHARES OF THE REGISTRANT'S COMMON STOCK, $0.10 PAR VALUE, OUTSTANDING AS OF THAT DATE WAS 31,573,929. THE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES EXCLUDES THE VALUE OF THOSE SHARES HELD BY TEN PERCENT STOCKHOLDERS AND EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.

                      DOCUMENTS INCORPORATED BY REFERENCE

                      DOCUMENT             FORM 10-K REFERENCE
                      --------             -------------------
                  Portions of Proxy             Part III
                     Statement for
               2002 Annual Meeting of
                     Stockholders

================================================================================

                                    PART I

   FMC Corporation was incorporated in 1928 under Delaware law and has its principal executive offices at 1735 Market Street, Philadelphia, Pennsylvania 19103. As used in this report, except where otherwise stated or indicated by the context, FMC, the company or the Registrant means FMC Corporation and its consolidated subsidiaries and their predecessors.

ITEM 1.  BUSINESS

General

   FMC is a diversified chemical company serving agricultural, industrial and consumer markets globally with innovative solutions, applications and quality products. As one of the world's leading producers of chemicals, FMC employs approximately 6,000 people and has 37 manufacturing facilities in 19 countries.

   The company operates in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Agricultural Products provides crop protection and pest control products for worldwide markets. Specialty Chemicals includes food ingredients that are used to enhance structure, texture and taste; pharmaceutical additives for binding and disintegrant use; and lithium specialties for pharmaceutical synthesis and energy storage. Industrial Chemicals encompasses a wide range of inorganic materials in which FMC possesses market and technology leadership, including soda ash, hydrogen peroxide, phosphorus and specialty peroxygens in both North America and in Europe through FMC's subsidiary, FMC Foret, S.A. ("Foret").

   Effective December 31, 2001, the company completed its previously announced plan to separate into two separately traded public companies. FMC has retained the three chemical segments. A separate company, FMC Technologies, Inc. ("Technologies"), operates the businesses that comprised the former Energy Systems and Food and Transportation Systems segments. The company's plan of separation was first announced publicly on October 31, 2000. On May 31, 2001, FMC contributed the two non-chemical business segments to Technologies, which at the time was a wholly-owned subsidiary of FMC. The company completed an initial public offering of approximately 17% of Technologies' stock in June 2001 and completed the separation on December 31, 2001 by distributing all remaining shares of Technologies owned by FMC as a tax-free dividend to its stockholders. The majority of historical data in this Report regarding the company's financial condition or results of operations have been reclassified to reflect the separation of Technologies' businesses.

Financial Information About Industry Segments.

   See Note 20 in the company's 2001 consolidated financial statements at pages 64 through 66 of this report which is incorporated herein by reference.

General Description of the Business Segments

   The following is a description of the company's three business segments.

  Agricultural Products

   The majority of Agricultural Product sales are from insecticide chemistries including carbamates and pyrethroids. The remaining sales are from herbicides including clomazone and the newer chemistries of sulfentrazone and carfentrazone. Key crops for FMC include cotton, corn, fruits, rice and vegetables. This segment has a leading global position in pyrethroid chemistry and a portfolio of commercialized herbicides with growth opportunities. Agricultural Products differentiates itself by its flexibility to react to worldwide market conditions, direct distribution in key markets, solid product stewardship programs and focused research and development ("R&D").

   Agricultural Products is a business characterized by R&D innovation in order to both grow and maintain share. In an increasingly competitive market, the development of innovative R&D and market access programs has been and will continue to be essential. FMC has a focused strategy to:

  . gain near term growth through label expansions in carfentrazone and newer generation pyrethroids;

  . develop novel insecticide chemistry in a strategic alliance with Ishihara Sangyo Kaisha, Ltd. ("ISK") for use on certain pests in the Americas;

  . expand a leading genomics-based research program in a strategic alliance with Devgen to identify target specific insect sites and chemistries; and

  . focus our sales and marketing organization in the Americas and expand market access abroad through regional alliances in Europe and Asia.

  Specialty Chemicals

   BioPolymer and lithium-based operations make up the Specialty Chemicals segments. BioPolymer provides products that add structure, texture and taste to a wide range of beverage, dairy, meat and low-fat products as well as act as binders and disintegrants for dry tablet drugs. Lithium is a technology-based business in which mined lithium is refined into many end uses including pharmaceutical synthesis and energy storage in batteries.

   Specialty Chemicals has leading or significant positions in alginates, carrageenan, microcrystalline cellulose and lithium-based products. This segment's customers consist primarily of industrial companies engaged in the food, pharmaceutical and specialty additives businesses. Remaining sales are to the personal care, dental, industrial and energy storage markets.

   The ongoing strength of Specialty Chemicals is the development of customer-focused solutions and new product concepts. Key elements include plans to:

  . grow market share with large food and pharmaceutical firms as their partner for developing new food categories and innovative drugs;

  . explore complementary technologies that could further enhance the product offering of the food and pharmaceutical franchises;

  . focus on high value-added applications for lithium specialties and continue to exit more commodity-like markets; and

  . invest in large market potential opportunities for lithium including hybrid electric vehicles and concrete restoration.

  Industrial Chemicals

   Industrial Chemicals sales comprise several products: soda ash, peroxygens (hydrogen peroxide and active oxidants) and phosphorus. FMC's alkali chemicals division manufactures soda ash and related derivatives for the U.S. and Asian glass, detergents and chemicals markets. FMC is the largest producer in the world of natural soda ash and has enjoyed strong growth outside the U.S. based upon the superior cost economics of naturally occurring soda ash from Green River, Wyoming versus synthetic soda ash produced abroad.

   Sales of peroxygens, including hydrogen peroxide and specialty derivatives, make up approximately 25% of Industrial Chemicals' sales. FMC is the market leader in the U.S. for hydrogen peroxide and is the worldwide leader in the specialty markets for persulfates and peracetic acid. The array of end-use markets served includes pulp and paper, polymers, electronics and food.

   FMC is a 50% owner of a joint venture with Solutia, Inc. in phosphorus chemicals, Astaris LLC ("Astaris"). Astaris offers a wide range of phosphorus compounds for markets ranging from agriculture to detergents. During late 2001, Astaris undertook significant restructuring of its supply chain to move away from production of elemental phosphorus to lower cost purified phosphoric acid.

   FMC's European Industrial Chemicals subsidiary, Foret, leverages its strong brand name in southern Europe to provide sulfur derivatives, peroxygens and phosphorus products to Europe, Africa and the Middle East.

   The focus of Industrial Chemicals is toward maximizing cash generation through cost reduction initiatives and prudent capital management. The segment has three key strategies:

  . focus on the development of new and innovative process and mining technologies to continue to lower unit production costs;

  . manage capacity effectively in order to keep utilization rates high and control fixed costs; and

  . shift commercial resources towards the development of specialty niches that have few competitive alternatives and higher corresponding margins.

Source and Availability of Raw Materials

   FMC's raw material requirements vary by business segment and include mineral related natural resources, processed chemicals, seaweed, and energy sources such as oil, gas, coal, and electricity generated by hydroelectric and nuclear power.

   Ores used in Industrial Chemicals manufacturing processes, such as trona, are extracted from mines in the United States on property held by FMC under long-term leases subject to periodic adjustment of royalty rates. Raw materials used by Specialty Chemicals include lithium carbonate, which is obtained from a South American manufacturer under a long-term sourcing agreement, alginates and carrageenan, which are derived from various types of seaweed that are sourced by the company on a global basis and wood pulp which is purchased from several North American producers. Raw materials used by Agricultural Products, primarily processed chemicals, are obtained from worldwide sources.

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

Seasonality

   The seasonal nature of the crop protection market and the geographic spread of the Agricultural Products business generally produce stronger earnings in the second and third quarters. Agricultural products sold into the northern hemisphere (North America, Europe and parts of Asia) serve seasonal agricultural markets from March through September, while markets in the southern hemisphere (Latin America, parts of Asia and Australia) are served from July through December.

   The remainder of FMC's businesses is generally not subject to significant seasonal fluctuations.

Competitive Conditions

   FMC encounters substantial competition in each of its three business segments. This competition is expected to continue in both the United States and markets outside the United States. FMC markets its products through its own sales organization and through independent distributors and sales representatives. The number of the company's principal competitors varies from segment to segment. In general, FMC competes by operating in a cost-efficient manner and by leveraging its industry experience to provide advanced technology, high product quality and reliability and quality customer and technical service.

   FMC's Agricultural Products segment competes in the global crop protection market for insecticides and herbicides. The industry is characterized by a small number of large competitors and a large number of smaller, often regional competitors such as FMC. Industry products include crop protection chemicals and, for major competitors, genetically engineered (crop biotechnology) products. Competition from generic producers has increased as a significant number of product patents have expired in the last decade. In general, FMC competes as a product innovator by focusing on insecticide discovery and development and licensing products from alliance partners when the products complement FMC's product portfolio. FMC also differentiates itself by reacting quickly in key markets, establishing effective product stewardship programs, and developing strategic alliances, which strengthen market access in key countries.

   With leading or significant positions in markets that include alginate, carrageenan, microcrystalline cellulose and lithium-based products, Specialty Chemicals competes on the basis of product differentiation, customer service and price. BioPolymer competes with both direct suppliers of cellulose and seaweed extract as well as suppliers of other hydrocolloids, which may provide similar functionality in specific applications. In cellulose, competitors are typically smaller than FMC, while in seaweed extracts, FMC competes with other broad-based chemical companies. Both of FMC's two most significant competitors in lithium each extract the element from naturally occurring, lithium-rich brines located in the Andes mountains of Argentina and Chile which are believed to be the world's most significant and lowest cost sources of lithium.

   Industrial Chemicals serves the alkali, hydrogen peroxide and phosphorus markets predominantly in the United States and to a lesser extent, Europe. The Alkali Chemicals Division is the world's largest producer of natural soda ash. In North America, the soda ash business competes with five domestic producers of natural soda ash, three of which operate in the vicinity of our mine and processing facility in Green River, Wyoming. Outside of North America and Europe, FMC sells soda ash through American Natural Soda Ash Corporation (ANSAC), a foreign sales association organized under the Webb-Pomerene Act. Internationally, FMC's natural soda ash competes with synthetic soda ash manufactured by numerous producers, ranging from integrated multinational companies to smaller regional players. The Hydrogen Peroxide Division maintains a leading position in the North American market for hydrogen peroxide. There are currently five firms competing in the hydrogen peroxide market in North America. The primary competitive factor affecting the sales of soda ash and hydrogen peroxide is price. FMC seeks to maintain its competitive position by employing low cost processing technology. At Foret, FMC possesses a strong cost and market position in phosphates, perborates, peroxygens, zeolites and sulfur derivatives. In each of these markets FMC faces significant competition from a range of multinational and regional chemical producers. FMC participates in the phosphorus business in the United States through Astaris, FMC's joint venture with Solutia Inc. Astaris competes primarily with Rhodia which is the only other global producer competing with Astaris across a wide variety of phosphorus chemicals in the North American market. Competition in phosphorus is based primarily on price and product differentiation through customer service.

Research and Development Expense

   FMC's research and development expenditures in the last three years are set forth below:

                                       Year Ended December 31,
                                       -----------------------
                                        2001    2000    1999
                                        -----   -----  ------
                                             In Millions
                 Agricultural Products $72.5   $66.7   $ 60.9
                 Specialty Chemicals..  15.9    19.1     21.2
                 Industrial Chemicals.  11.4    12.0     18.5
                                        -----   -----  ------
                    Total............. $99.8   $97.8   $100.6
                                        =====   =====  ======

Compliance with Environmental Laws and Regulations

   See Note 13 "Environmental Obligations" in the company's 2001 consolidated financial statements at pages 53 through 55 in this report which is incorporated herein by reference.

Employees

   FMC employs approximately 6,000 people in its domestic and foreign operations. Approximately 18% of such employees are represented by collective bargaining agreements in the United States. In 2002, one of the company's six collective bargaining agreements will expire, covering less than 100 employees. FMC believes that it maintains good employee relations and has successfully concluded virtually all of its recent negotiations without a work stoppage. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. FMC cannot predict, however, the outcome of future contract negotiations.

Financial Information About Geographic Areas

   See Table on "Geographic Segment Information Revenue and Long-lived Assets" in Note 20 to the company's 2001 consolidated financial statements at page 66 in this report which is incorporated herein by reference.

ITEM 2.  PROPERTIES

   FMC leases executive offices in Philadelphia and subleases administrative offices from Technologies in Chicago. The company operates 37 manufacturing facilities and mines in 19 countries. Its major research facility is in Princeton, NJ.

   Trona ore, used for soda ash production in Green River, WY, is mined primarily from property held under long-term leases. FMC owns the land and mineral rights to the Salar del Hombre Muerto lithium reserves in Argentina. A number of FMC's chemical plants require the basic raw materials which are provided by these FMC-owned or leased mines, without which other sources would have to be obtained. With regard to FMC's mining properties operated under long-term leases, no single lease or related group of leases is material to the businesses or to the company as a whole.

   Most of FMC's plant sites are owned, with some under lease. FMC believes its properties and facilities meet present requirements and are in good operating condition and that each of its significant manufacturing facilities is operating at a level consistent with capacity utilization prevalent in the industries in which it operates. The number and location of FMC's production properties for continuing operations are:

                                         Latin
                                        America
                                 United   And   Western  Asia-
                                 States Canada  Europe  Pacific Total
                                 ------ ------- ------- ------- -----
           Agricultural Products    5      1      --       3      9
           Specialty Chemicals..    3      2       5       4     14
           Industrial Chemicals.    5      1       8      --     14
                                   --      -      --      --     --
              Total.............   13      4      13       7     37
                                   ==      =      ==      ==     ==

ITEM 3.  LEGAL PROCEEDINGS

   See Note 1 "Principal Accounting Policies--Environmental Obligations," Note 13 "Environmental Obligations" and Note 19 "Commitments and Contingent Liabilities" in the company's consolidated financial statements beginning on page 32, page 53 and page 63, respectively, of this report which is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

Executive Officers of the Registrant

   The executive officers of FMC Corporation, the offices currently held by them, their business experience since January 1, 1997 and earlier and their ages as of March 1, 2002, are as follows:

                    Age on                        Office, year of election and other
Name               3/1/2002                                  information
----               --------                       ----------------------------------

William G. Walter      56   Chairman of the Board, Chief Executive Officer and President (01-present);
                              Executive Vice President (00); Vice President and General Manager--
                              Specialty Chemicals Group (97); General Manager--Alkali Division (92);
                              International Managing Director--Agricultural Products Group (91); Division
                              Manager, Defense Systems International (86); Director of Market/Sales--
                              Construction Equipment Group (82).

W. Kim Foster          53   Senior Vice President and Chief Financial Officer (01-present); Vice President and General Manager--Agricultural Products Group (98); Director,
                              International, Agricultural Products Group (97-98); Division Manager, Airport
                              Products and Systems Division (91-97).

Robert I. Harries      58   Senior Vice President and General Manager Industrial Chemicals Group and
                              Shared Services (01-present); Vice President and General Manager--Chemical
                              Products Group (94).

Thomas C. Deas, Jr     51   Vice President and Treasurer (01-present); Vice President, Treasurer and CFO,
                              Applied Tech Products Corp. (98); Vice President, Treasurer and CFO, Airgas,
                              Inc. (97); Vice President, Treasurer and CFO, Maritrans, Inc. (96); Vice
                              President--Treasury and Assistant Treasurer, Scott Paper Company (88).

Milton Steele          53   Vice President and General Manager Agricultural Products Group (01-present);
                              International Director, Agricultural Products (99); General Manager
                              BioProduct Division (98); General Manager, Asia Pacific (96); Area Manager,
                              Asia Pacific (92).

Andrea E. Utecht       53   Vice President, General Counsel and Secretary (01-present); Senior Vice
                              President, Secretary and General Counsel, AtoFina Chemicals, Inc. (96).

Graham R. Wood         48   Vice President, Corporate Controller (01-present); Group Controller--
                              Agricultural Products Group (99); Chief Financial Officer--European Region
                              (95); Group Controller--FMC Foodtech (93).

   No family relationships exist among any of the above-listed officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. All officers are elected to hold office for one (1) year or until their successors are elected and qualified.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   The company's common stock of $0.10 par value is traded on the New York Stock Exchange, the Pacific Stock Exchange and the Chicago Stock Exchange (Symbol: FMC). There were 8,022 registered common stockholders as of December 31, 2001. The 2001 and 2000 quarterly summaries of the high and low prices of the company's common stock are represented herein under Item 8 (see Note 21 "Quarterly Financial Information" on page 67 of this report). No cash dividends were paid in 2001, 2000 or 1999.

   FMC's annual meeting of stockholders will be held at 2 p.m. on Tuesday, April 23, 2002, at the Top of the Tower, 1717 Arch Street, 50/th/ Floor, Philadelphia, PA 19103. Notice of the meeting, together with proxy materials, will be mailed approximately 40 days prior to the meeting to stockholders of record as of March 1, 2002.

   Transfer Agent and Registrar of Stock: Shareholder Communications, Computershare Investor Services, LLC, P.O. Box A3504, Chicago, IL 60690-3504.

   A copy of this report on Form 10-K for 2001 is available upon written request to: FMC Corporation, Communications Department, 1735 Market Street, Philadelphia, PA, 19103.

ITEM 6.  SELECTED FINANCIAL DATA

   The company's summary of selected financial data and related notes for the years 1997 through 2001 are included herein under Item 8 (see "Five Year Summary of Selected Financial Data" on pages 68 and 69 of this report).

FORWARD-LOOKING INFORMATION

   Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: FMC Corporation ("FMC" or the "company") and its representatives may from time to time make written or oral statements that are "forward-looking" and provide other than historical information, including statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations within, in the company's Annual Report, in the company's other filings with the Securities and Exchange Commission, or in reports to its stockholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed below.

   In some cases, FMC has identified forward-looking statements by such words or phrases as "will likely result," "is confident that," "expect," "expects," "should," "could," "may," "will continue to," "believe," "believes," "anticipates," "predicts," "forecasts," "estimates," "projects," "potential," "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. The company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

   In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, the company is hereby identifying important factors that could affect the company's financial performance and could cause the company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

   Among the factors that could have an impact on our ability to achieve operating results and meet our other goals are:

Industry Risks:

   Pricing and volumes in our markets are sensitive to a number of industry specific and global issues and events including:

  . Capacity Utilization--Our Industrial Chemicals businesses are sensitive to industry capacity utilization. As a result, pricing tends to fluctuate when capacity utilization changes occur within our industry.

  . Competition--All of our segments face competition, which could affect our ability to raise prices or successfully enter certain markets.

  . Climatic Conditions--Our Agricultural Products markets are affected by climatic conditions, which could adversely affect crop pricing and pest infestations. The nature of these events makes them difficult to predict.

  . Changing Regulatory Environment--Changes in the regulatory environment, particularly in the United States, could adversely impact our ability to continue selling certain products in our domestic and foreign markets.

  . Changes in Our Customer Base--Our customer base has the potential to change, especially when long-term supply contracts are renegotiated. Our Industrial Chemical and Specialty Chemical businesses are most sensitive to this risk.

  . Energy Costs--Energy costs represent a significant portion of our manufacturing costs and dramatic increases in such costs could have an adverse affect on our results of operations.

  . Unforeseen Economic and Political Change--Our business could be adversely affected by unforeseen economic and political changes in the international markets where we compete including: war, civil unrest, inflation rates, recessions, trade restrictions, foreign ownership restrictions and economic embargoes imposed by the United States or any of the foreign countries in which FMC does business; change in governmental laws and regulations and the level of enforcement of these laws and regulations; other governmental actions; and other external factors over which we have no control.

  . Litigation and Environmental Risks--Current reserves relating to FMC's ongoing litigation and environmental liabilities may prove inadequate.

  . Production Hazards--Our facilities are subject to operating hazards, which may disrupt our business.

Technology Risks:

  . Failure to make continued improvements in our product technology and new product introductions could impede our competitive position, particularly in Agricultural Products and Specialty Chemicals.

  . Failure to continue to make process improvements to reduce costs could impede our competitive position.

Financial Risks:

  . We have a significant amount of indebtedness, which could adversely affect our financial condition and limit our ability to grow and compete successfully in our markets. We also rely on a revolving credit facility that requires renegotiation as circumstances warrant. This also subjects us to the impact of changing interest rates.

  . We have certain commitments and guarantees which could adversely affect our liquidity and financial condition.

  . We are an international company and therefore face foreign exchange rate risks. We are particularly sensitive to the euro and the Brazilian real. To a lesser extent, we are sensitive to Asian currencies, particularly the Japanese yen.

  . We have a number of agreements with our former subsidiary, FMC Technologies, Inc., dealing with matters such as tax sharing and insurance. Under certain circumstances, we may incur liabilities under these agreements and become entitled to be indemnified by FMC Technologies, Inc. Our ability to be indemnified will depend on the ability of FMC Technologies, Inc. to pay us.

   The company wishes to caution that the preceding list of important factors may not be all inclusive and specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

   With respect to forward-looking statements set forth in the notes to our consolidated financial statements, including those relating to environmental obligations, contingent liabilities and legal proceedings, some of the factors that could affect the ultimate disposition of those contingencies are changes in applicable laws, the development of facts in individual cases, settlement opportunities and the actions of plaintiffs, judges and juries.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Reorganization of our Company

   We implemented our plan to split FMC into separate chemical and machinery companies in 2001 through a two-step process. The first step included an initial public offering ("IPO") of 17 percent of our machinery businesses, named FMC Technologies, Inc. ("Technologies"), which took place in the second quarter of 2001. Technologies consists of our former Energy Systems and Food and Transportation Systems business segments. Subsequent to the IPO, Technologies made payments of $480.1 million to our company in exchange for the net assets distributed to Technologies on June 1, 2001, which we used to retire short-term and long-term debt. The second step, the distribution of our remaining 83 percent ownership in Technologies (the "spin-off") occurred on December 31, 2001. Total net assets distributed on December 31, 2001 were $509.5 million.

   We believe that the spin-off of Technologies will allow our company to focus its efforts in the chemical industry through improved customer orientation, increased innovation and overall growth. In an effort to align our business with our future growth plans, we took various strategic measures, including the restructuring of businesses, reduction of staff, plant shutdowns and the writedown of certain underperforming assets. We believe these steps will increase our company's financial flexibility as market conditions change.

Risk and our Significant Accounting Policies

   As would be expected, these changes in our company have altered our overall risk environment as described below and elsewhere in this report.

   In addition to risk factors, we have also identified and reviewed our significant accounting policies, all of which are described in Note 1 to our consolidated financial statements, while noting that the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that require judgment. These estimates and assumptions can significantly affect the reported amounts of assets, liabilities, revenues and expenses at the date of our financial statements and for the reporting periods shown. Our disclosures of contingent assets and liabilities at the date of our financial statements are similarly affected by estimates and assumptions.

   Some of these accounting estimates and assumptions are particularly sensitive because of their significance to our consolidated financial statements and because of the possibility that future events affecting them may differ markedly from what had been assumed when the financial statements were prepared.

   For example, we provide for environmental related obligations when they are believed to be probable and amounts can be reasonably estimated. Also, we review the recoverability of the net book values of our investments in affiliates and, our fixed and intangible assets whenever events or circumstances suggest that the net book value of these assets may not be recoverable. When this is the case, we record an impairment loss. We also continually assess the return on our business segments, which sometimes results in a plan to restructure the operations of a business. When such a plan is final, we record an accrual for severance and other contractual commitments and obligations. Finally, our reserves for discontinued operations consist of obligations for discontinued operations, for environmental remediation and study obligations from some of our former chemical plant sites, and product liabilities and other potential claims, including those related to retiree medical and life insurance benefits. (See a further discussion on all of the policies in Notes 1, 3, 6, 7, 11, 12 and 13 to our consolidated financial statements.)

Results of Operations

  General

   All results discussed in this analysis address the continuing operations of our chemical businesses. Technologies results have been reclassified to discontinued operations within our consolidated statements of income and consolidated statements of cash flows for the periods ended December 31, 2001, 2000 and 1999. Accordingly, the results of the Energy Systems and Food and Transportation Systems business segments will not be included in the results of operations discussion and analysis.

   Our loss from continuing operations for the year ended December 31, 2001, was $306.3 million compared to income of $125.6 million and $158.7 million in 2000 and 1999, respectively. Income from continuing operations before cumulative effect of change in accounting principle, excluding special items defined below for the year ended December 31, 2001, was $99.6 million compared to $153.5 million and $132.0 million in 2000 and 1999, respectively. Special items in 2001 consisted of asset impairments and restructuring and other charges totaling $603.5 million ($405.9 million after tax). Special items in 2000 consisted of asset impairments and restructuring and other charges totaling $45.3 million ($27.9 million after tax). Special items in 1999 consisted of asset impairments, restructuring and other charges and gains on divestitures of businesses totaling a gain of $21.3 million ($26.7 million after tax).

   The following table displays the results for the years 2001, 2000 and 1999 through a reconciliation between as-reported income (loss) from continuing operations before cumulative effect of change in accounting principle and income from continuing operations before cumulative effect of change in accounting principle, excluding special items.

                                                                    Years Ended December 31
                                                                    -----------------------
                                                                     2001     2000    1999
                                                                    -------  ------  ------
                                                                         (In Millions)
Income (loss) from continuing operations before cumulative
  effect of change in accounting principle--as reported............ $(306.3) $125.6  $158.7
Asset impairments..................................................   323.1    10.1    23.1
Restructuring and other charges....................................   280.4    35.2    11.1
Gains on divestitures of businesses................................      --      --   (55.5)
Tax effect of asset impairments, restructuring and other charges
  and gains on divestitures of businesses..........................  (197.6)  (17.4)   (5.4)
                                                                    -------  ------  ------
Income from continuing operations before cumulative
  effect of change in accounting principle, excluding special items $  99.6  $153.5  $132.0
                                                                    =======  ======  ======

Results of Operations--2001 Compared to 2000

   In the following discussion, "year" refers to the year ending December 31, 2001 and "prior year" refers to the year ending December 31, 2000. All comparisons are between these periods unless otherwise noted.

   Revenue was $1,943.0 million in 2001, down from $2,050.3 million in 2000. Revenue in the United States decreased 8.6 percent compared with 2000, while revenue outside the United States, including exports, decreased 2.2 percent from 2000. Sales in the United States represented 45.4 percent of our 2001 revenue, slightly less than in 2000.

   Income from continuing operations, before the cumulative effect of change in accounting principle, net of income taxes, excluding asset impairments and restructuring and other charges was $99.6 million in 2001 compared to $153.5 million in 2000. This decline can be attributed to an overall economic downturn impacting the chemical industry worldwide and other factors discussed under "Segment Results" below.

   Asset impairments totaled $323.1 million ($233.8 million after tax) for 2001 compared to $10.1 million ($6.2 million after tax) in 2000.

   Based upon a comprehensive review of our long-lived assets we recorded asset impairment charges of $211.9 million related to our U.S. based phosphorus business. The components of asset impairments related to this business, include a $171.0 million impairment of environmental assets built to comply with a Resource Conservation and Recovery Act ("RCRA") Consent Decree ("Consent Decree") at the Pocatello, Idaho facility and a $36.5 million impairment charge for our investment in Astaris, LLC ("Astaris"), our phosphorus joint venture with Solutia, Inc. ("Solutia"). (See Notes 4 and 13 to our consolidated financial statements.) Driving these charges were a decline in market conditions, the loss of a potential site on which to develop an economically viable second purified phosphoric acid ("PPA") plant and our agreement to pay into a fund for the Shoshone-Bannock Tribes as a result of an agreement to support a proposal to amend the Consent Decree permitting the earlier closure of the largest remaining waste disposal pond at Pocatello. In addition, we recorded an impairment charge of $98.9 million related to our Specialty Chemicals segment's lithium operations in Argentina. We established this operation, which includes a lithium mine and processing facilities, approximately five years ago in a remote area of the Andes Mountains. With the entry of a South American manufacturer into this business, resulting in decreased revenues and following the continuation of other unfavorable market conditions, our lithium assets in Argentina became impaired as the total capital invested is not expected to be recovered. An additional $12.3 million of charges related to the impairment of assets in our cyanide operations.

   During the second quarter of 2000, we recorded asset impairments of $10.1 million ($6.2 million after tax). Impairments of $9.0 million were recognized because of the formation of Astaris (see Note 4 to our consolidated financial statements), including the write down of certain phosphorus assets retained by our company and the accrual of costs related to our planned closure of two phosphorus facilities. Other asset impairments were due to the impact of underlying changes within the Specialty Chemicals segment.

   See Note 1 to our consolidated financial statements for further discussion on our accounting policies related to asset impairments.

   Restructuring and other charges. A change in market conditions and in our corporate strategy resulted in restructuring and other charges of $280.4 million ($172.1 million after tax) in the year. A charge of $35.2 million ($21.7 million after tax) was recorded in 2000.

   We believe that the restructuring and other charges recorded in 2001 have enabled us to engage in long-term growth opportunities for all of our business segments. See Note 1 to our consolidated financial statements for further discussion on our accounting policies related to restructuring and other charges.

   We had several minor restructuring activities related to corporate reorganization in the first quarter of 2001 totaling approximately $1.0 million.

   During the second quarter of 2001, we recorded $175.0 million in restructuring and other charges including $160.0 million related to our Industrial Chemicals segment's U.S. based phosphorus business. The components included in restructuring and other charges related to the phosphorus business were as follows: a $68.7 million reserve for further required Consent Decree spending at the Pocatello site; $42.7 million of financing obligations to the Astaris joint venture and other related costs; and a $40.0 million reserve for payments to the Shoshone-Bannock Tribes and $8.6 million of other related charges. In addition, restructuring charges for the quarter included $8.0 million related to our corporate reorganization. The remaining charges of $7.0 million were for the restructuring of two smaller chemical facilities. We reduced our workforce by approximately 135 people in connection with these restructuring activities.

   During the third quarter of the year, we recorded restructuring charges of $8.5 million. These charges were largely for reorganization costs and corporate restructuring activities including severance and contract commitment costs. (See Note 2 to our consolidated financial statements).

   We recorded restructuring and other charges of $95.9 million in the fourth quarter of 2001. Most of these charges related to our decision to shutdown operations at Pocatello. These charges include: $36.3 million for our share of Astaris shutdown costs including environmental cleanup, waste removal and other activities; also included are $44.6 million of Pocatello costs related to plant demolition, plant shutdown, severance and other activities. In addition, $12.5 million of severance and other costs related to the Agricultural Products segment were recorded primarily as a result of our decision to refocus certain research and development activities. The remaining charges reflected restructuring initiatives in our Specialty Chemicals segment and in corporate.

   We reduced our workforce by approximately 182 people in connection with the third and fourth quarter restructuring activities.

   During 2000, we recorded restructuring and other charges of $35.2 million ($21.7 million after tax). Restructuring charges of $20.6 million were attributable to the formation of Astaris and the concurrent reorganization of our Industrial Chemicals sales, marketing and support organizations, the reduction of office space requirements in our Philadelphia chemical headquarters and pension expense related to the separation of phosphorus personnel from our company. In addition, we recorded environmental accruals of $12.5 million because of increased cost estimates for ongoing remediation of several phosphorus properties. Other restructuring charges included $2.1 million for other projects. Of the approximately 350 employee severances that were expected to occur through the completion of these programs in 2000, 281 occurred at December 31, 2000 while the remainder occurred in 2001.

   Income (loss) from continuing operations was a loss of $306.3 million in 2001 compared to income of $125.6 million in 2000. Most of the decline can be attributed to after-tax asset impairments and restructuring and other charges of $405.9 million in 2001 compared to after-tax charges of $27.9 million in 2000. Also contributing to the decline were poor economic conditions affecting the chemical industry worldwide.

   Corporate expenses (excluding restructuring and other charges in 2001 and 2000) were $36.3 million in 2001 and $36.2 million in 2000.

   Other income and expense, net is comprised primarily of LIFO inventory adjustments and pension income or expense. Net other expense for the year was $1.6 million compared to net other income of $9.6 million in 2000. This variance is largely attributable to increased pension costs and lower amortization of a deferred pension asset.

   Net interest expense in 2001 was $58.3 million compared to $61.8 million in 2000. The decrease in net interest expense in 2001 was primarily the result of lower average debt levels during the year.

   Provision (benefit) for income taxes. We recorded an income tax benefit of $166.6 million in 2001 resulting in an effective tax rate of 35.2 percent compared to income tax expense of $33.0 million and an effective tax rate of
20.8 percent in 2000. The differences between the effective tax rates for these periods and the statutory U.S. Federal income tax rate relate primarily to differing foreign tax rates, the impairment of certain Argentina assets, foreign sales corporation benefits, incremental state taxes and non-deductible goodwill amortization.

   Discontinued operations. We recorded a loss from discontinued operations of $42.5 million ($30.5 million after tax) in 2001. Included in this amount are earnings of Technologies, including interest expense of $11.2 million, which was allocated to discontinued operations in accordance with Accounting Principles Board Statement No. 30 ("APB 30") and later relevant accounting guidance, costs related to the spin-off and additional income tax provision related to the reorganization of our worldwide entities in anticipation of the separation of Technologies from FMC. In addition, we recorded a charge of $18.0 million for updated estimates of environmental remediation costs related to our other discontinued businesses.

   During 2000, we recorded a net loss from discontinued operations of $17.7 million ($15.0 million after tax). Of this amount, $64.0 million are earnings of the spun-off Technologies business, including allocated interest expense of $30.9 million. Also included are a $80.0 million loss for a settlement of litigation related to our discontinued Defense Systems business and a charge of $1.7 million for interest charges on postretirement benefit obligations.

   Net income (loss). We recorded a net loss of $337.7 million for 2001 compared to net income of $110.6 million in 2000. This variance reflects the effect of significant asset impairments and restructuring and other charges recorded in 2001.

   Additional information regarding discontinued operations and the related accounting policies can be found in Notes 1, 3 and 20 to our consolidated financial statements.

Segment Results--2001 Compared to 2000

   (See Note 20 to our consolidated financial statements for detailed segment results.)

   Segment operating profit is presented before taxes, asset impairments and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed below and in Note 20 to our consolidated financial statements.

  Agricultural Products

   Agricultural Products revenue decreased to $653.1 million in 2001 from $664.7 million in 2000. Agricultural Products segment operating profit declined to $72.8 million, down 17.1 percent from the prior year.

   The decrease in Agricultural Products revenues was largely due to a lack of sulfentrazone sales to E.I. du Pont de Nemours and Company ("DuPont") in 2001. In 1998 we entered into an exclusive agreement with DuPont to provide them sulfentrazone in North America for use on soybeans. However, the sale of formulated products incorporating sulfentrazone did not reach expectations and the contract purchases were cancelled in 2001. DuPont no longer has exclusive rights to the use of sulfentrazone on soybeans in North America. We began developing new markets in 2001, expanding our sulfentrazone sales, including sales into the soybean market in North America. We believe that we have recovered approximately one third of the sulfentrazone volumes lost from the absence of DuPont's purchases. Somewhat offsetting the sulfentrazone sales decline in North America was an increase in carfentrazone sales into the rice and cotton defoliation markets as a result of new product registrations. We believe that sulfentrazone sales will increase slightly in 2002; however, we will idle our production facility early in 2002 to allow product inventories to align with expected sales volumes.

   Agricultural Products sales were also affected by weakened Asian markets due to depressed crop prices, unfavorable climatic conditions and lower pricing in some Asian markets due to weaker exchange rates. Asian revenue shortfalls were offset by stronger demand for herbicides in Latin and South America due mainly to the introduction of several new herbicide registrations in 2001.

   Agricultural Products operating profit declined to $72.8 million from $87.8 million as a result of a decline in operating margins to 11.1 percent in 2001 from 13.2 percent in 2000. This lower profitability reflects reduced volumes of sulfentrazone, weaker pricing due to lower crop prices, and weaker currencies in Asia and Brazil. The adverse impact of the lower sulfentrazone volumes in North America was significantly offset by a one time contract penalty payment from DuPont of $20.0 million which was paid in the first half of 2001. Additionally, Agricultural Products incurred higher selling costs in North America in 2001 as it pursued new sulfentrazone markets through direct selling instead of through DuPont's sales channels.

   During the fourth quarter of 2001, Agricultural Products began a restructuring of its operations to focus on key markets and products. We will concentrate our future research and development ("R&D") activities on our core strength of insecticides and reduce all work on herbicides, while continuing our efforts to maximize the market potential of already commercialized herbicide chemistries including clomazone, carfentrazone and sulfentrazone. Additionally, we have reduced our direct sales and support staffs outside North, South and Latin America, relying instead on new and expanded strategic alliances with Ishihara Sangyo Kaisha, Ltd ("ISK") in Asia and Belchim in Europe. A restructuring charge of $12.5 million ($7.8 million after tax) was taken in the fourth quarter to implement these plans. This restructuring should be complete by the end of the first quarter 2002.

   We believe that Agricultural Products will have a challenging year in 2002, but the actions we have taken to expand product labels, improve market access and reduce costs should allow us to recover the earnings decline that resulted from the loss of DuPont's sulfentrazone business.

  Specialty Chemicals

   Specialty Chemicals revenue was $472.0 million in 2001, down from $488.8 million in 2000 due to lower revenue in both the FMC BioPolymer AS ("BioPolymer") and Lithium businesses. Specialty Chemicals segment operating profit declined to $87.5 million, or 5.3 percent from $92.4 million in the prior year.

   BioPolymer revenue decreases resulted from a combination of weaker demand and lower selling prices for alginate and carrageenan in specialty markets, partially offset by strong growth from microcrystalline cellulose in the pharmaceutical and food ingredients markets. Specialty markets, which include pet food, textiles and household products, experienced the impacts of a slowing economy and lower competitor pricing. Customer inventory corrections and a weak euro also drove sales lower.

   Lithium revenue decreases resulted from our strategic exit from the commodity lithium carbonate market and slower industrial markets, particularly in Europe. The lithium carbonate market has experienced substantially lower prices since the entry of a new competitor in 1997 which resulted in our decision to exit the market. These sales declines were offset by continued growth in lithium specialty products.

   Specialty Chemicals operating profit decreased to $87.5 million in 2001 from $92.4 million in 2000 despite relatively flat operating margins as compared to 2000. The decrease in operating profit can be attributed to a decrease in BioPolymer volumes and prices in the pet food, textile and household products markets offset, in part, by lower operating costs and an improved mix in lithium. A weaker euro, compared to the prior year, also unfavorably impacted earnings.

  Industrial Chemicals

   Industrial Chemicals revenue decreased to $822.0 million in 2001, compared to $905.6 million in 2000. Industrial Chemical segment operating profit declined by 36.6 percent to $72.6 million in 2001 from $114.5 million in 2000.

   Revenue decreases reflected weaker demand in most markets for Industrial Chemicals. Weaker end-market demand for glass and the entry of a new competitor resulted in lower soda ash volumes and revenue compared to the prior year. Price increases announced in the late summer of 2001 are not expected to have any material effect on revenues until 2002. In hydrogen peroxide, weakness in the pulp and textile markets resulted in decreased revenues despite the price increases initiated in late 2000 and the application of an energy surcharge in early 2001. Softer demand in the polymer and electronics end-markets also resulted in lower volumes for specialty peroxygens.

   Foret, our Spain-based operation, recorded increases in sales that reflected strong phosphate and zeolite markets. Phosphate volumes improved as a result of a recovery in their export markets, particularly in the Middle East and North Africa. Zeolite sales increased as a result of an acquisition in the third quarter of 2001 and stronger sales to new and existing customers. Conversely, peroxygen sales declined on lower export sales. Foret's increase in sales was offset by unfavorable translation, due to a weaker euro in 2001.

   These revenue comparisons were further affected by the inclusion of the sales of our U.S. based phosphorus business in the first three months of 2000. Subsequent U.S. phosphorus sales have been deconsolidated and recorded in earnings from equity investments as part of Astaris, which was formed effective April 1, 2000 (see Note 4 to our consolidated financial statements). We account for Astaris on an equity basis for Industrial Chemicals and therefore, the sales of Astaris are not reflected in our consolidated revenues after March 2000.

   Industrial Chemicals operating profit (net of minority interests) decreased
36.6 percent to $72.6 million in 2001 from $114.5 million in 2000. Driving the Industrial Chemicals segment's profit decreases were lower sales volumes in hydrogen peroxide, soda ash and active oxidants and reduced earnings from Astaris, as discussed below. Additionally, during 2000 we hedged our natural gas requirements for 2001, which, due to the forward pricing in the market at that time, resulted in generally higher gas costs in 2001 versus the prior year. Offsetting these unfavorable factors were increased pricing in several products.

   Our U.S. based phosphorus business is comprised of our 50 percent interest in Astaris for the manufacture and sale of our phosphorus-based products, and the activities of our corporate phosphorus division, which manages remediation and other environmental projects associated with the Astaris elemental phosphorus plant in Pocatello, Idaho. Astaris has experienced a difficult business environment as a result of the economic slowdown and significant changes in its manufacturing and sourcing strategy. During the first quarter of 2001, Astaris was asked by its electric power provider, Idaho Power Company, to assist in combating the energy crisis in the state of Idaho. Historically, the Astaris elemental phosphorus facility has been the largest consumer of power in the state. Astaris agreed to work with Idaho Power and signed a two-year agreement to resell 50 megawatts of power to Idaho Power at rates below the then current market prices, but above the rate paid by Astaris under its power contract. The gross economic value of the power contract, in the nine months of 2001 during which the contract was in effect, was $68.0 million of which half, or $34.0 million, is reflected in FMC's earnings in Astaris. However, this decision required Astaris to shutdown one of the two remaining operating furnaces in Pocatello and to source raw materials including purified phosphoric acid and other products from third-party suppliers at an additional cost to Astaris of approximately $60.0 million ($30.0 million is reflected in FMC's earnings in Astaris). This significant restructuring of the supply chain also adversely impacted Astaris' sales. Sales declined due to the intentional reduction of volume capacity and Astaris' inability to meet customer material needs. In December 2001, the Idaho Public Utility Commission ("IPUC") was petitioned by its staff to reduce the future amounts to be paid to Astaris under the power resale contract. This petition is subject to the approval of the full IPUC, which is expected to make a decision later in 2002. Any adverse decision would be subject to appeal.

   Additionally, the start-up of the new Astaris PPA plant in Soda Springs, Idaho in the second half of the year added costs in 2001. Start-up costs for this plant are expected to continue until early 2002.

   Our corporate phosphorus division also affected segment operating profit in 2001. Working with the EPA and the Shoshone-Bannock Tribes we agreed to amend the July 1999 Consent Decree to permit the capping of a specific waste disposal pond at the Pocatello site. As part of this settlement, FMC agreed to contribute $40.0 million to a fund for the Tribes to support various Tribal activities. ($30.0 million was paid during 2001). This agreement enabled Astaris to shutdown the Pocatello operation in December 2001.

   We expect the results of our U.S. based phosphorus operations to improve in 2002. The new Astaris PPA plant in Idaho should be fully operational in early 2002 and start-up expenses experienced in 2001 should be significantly less in 2002. In addition, spending by the corporate phosphorus division will be lower in 2002 compared with 2001 due to lower spending on projects under the Consent Decree. We believe the shutdown of the elemental phosphorus production at Pocatello will enable Astaris to lower its costs by increasing the share of the supplies it obtains from lower cost purified phosphoric acid.

   Following this challenging year, we believe that results in the Industrial Chemicals segment will improve in 2002. We will continue to focus on lowering the cost of production and we expect to benefit from the 2001 restructuring of our U.S. phosphorus business. However, market demand is expected to continue to be weak through most of 2002 partially offsetting the improvements in our U.S. phosphorus business.

Results of Operations - 2000 Compared to 1999

   Revenue was $2,050.3 million in 2000, down from $2,320.5 million in 1999. Revenue in the United States decreased 17.3 percent compared with 1999, while revenue outside the United States, including exports, decreased by less than
5.9 percent when compared to 1999. Sales in the United States represented 47.1 percent of our 2000 revenue compared to 50.3 percent in 1999.

   Revenue. Lower revenue in 2000 when compared with 1999 was principally attributable to the contribution of our phosphorus operations to a joint venture and to divestitures of other businesses, and was offset by revenue from a Specialty Chemicals business acquired in 1999. Beginning April 1, 2000, sales of phosphorus chemicals were recorded by Astaris and are not reflected as revenue in our consolidated financial statements. Our interest in Astaris is accounted for under the equity method and our share of Astaris' operating earnings is included in operating profit for our Industrial Chemicals segment. (See Note 4 to our consolidated financial statements.)

   Income from continuing operations, before the cumulative effect of change in accounting principle, net of income taxes excluding asset impairments and restructuring and other charges (in 2000 and 1999) and gains on divestitures of businesses (in 1999) was $153.5 million in 2000 compared with $132.0 million in 1999. This increase reflects the performance of our business segments discussed more fully below and in Note 20 to our consolidated financial statements.

   Gains on divestitures of businesses. On July 9, 1999, we completed the sale of our bioproducts business to Cambrex Corporation for $38.2 million in cash, resulting in a pre-tax gain of $20.1 million. Our bioproducts business was included in our Specialty Chemicals segment and had 1999 revenue of $13.3 million (through the date of divestiture).

   On July 31, 1999, we completed the sale of our process additives business to Great Lakes Chemical Corporation for $161.1 million in cash, resulting in a gain of $35.4 million on both a pre-tax and after-tax basis. Our process additives business was included in our Specialty Chemicals segment and had 1999 revenue of $98.5 million (through the date of divestiture).

   Asset impairments recorded by the company amounted to $10.1 million ($6.2 million after tax) and $23.1 million ($14.1 million after tax) for the years ended December 31, 2000 and 1999, respectively.

   During the second quarter of 2000, we recorded asset impairments of $10.1 million. Impairments of $9.0 million were recognized as a result of the formation of Astaris (see Note 4 to our consolidated financial statements), including the writedown of certain phosphorus assets retained by our company and the accrual of costs related to the planned closure of two phosphorus facilities. Other impairments were due to the impact of underlying changes within the Specialty Chemicals segment.

   In the third quarter of 1999, we recorded asset impairments of $23.1 million. Asset impairments of $14.7 million were required to write off the remaining net book values of two U.S. lithium facilities. Both facilities were constructed to run pilot and development quantities for new lithium-based products. During the third quarter of 1999, management determined that it would not be feasible to use the facilities as configured. Additionally, an impairment charge of $8.4 million was required to write off the remaining net book value of a caustic soda facility in Green River, Wyoming. Estimated future cash flows related to this facility indicated that an impairment of the full value had occurred.

   Restructuring and other charges. Total restructuring and other charges of $35.2 million ($21.7 million after tax) were recorded in 2000 compared to $11.1 million ($6.8 million after tax) in 1999.

   Restructuring charges of $20.6 million were attributable to the Astaris formation and the concurrent reorganization of our Industrial Chemicals sales, marketing and support organizations, the reduction of office space requirements in our Philadelphia chemical headquarters and pension expense related to the separation of phosphorus personnel from our company. In addition, we recorded environmental accruals of $12.5 million because of increased cost estimates for ongoing remediation of several phosphorus properties. Other restructuring charges included $2.1 million for several smaller projects.

   In the third quarter of 1999, we recorded restructuring and other charges of $11.1 million ($6.8 million after tax). Restructuring and other charges of $9.2 million resulted primarily from strategic decisions to divest or restructure a number of businesses and support departments, including certain Agricultural Products and corporate and shared service support departments. The remaining charge related to actions, including headcount reductions, required to achieve planned synergies from acquisitions of businesses in Specialty Chemicals.

   Income (loss) from continuing operations of $125.6 million in 2000 was lower when compared with $158.7 million in 1999, primarily resulting from gains on divestitures of businesses in 1999 and higher restructuring and other charges recorded in 2000.

   Corporate expenses (excluding restructuring and other charges in 2000 and 1999) of $36.2 million in 2000 reflected a decrease of $5.1 million from 1999. The company's cost reduction efforts are responsible for this trend.

   Net interest expense was $61.8 million and $76.4 million during 2000 and 1999, respectively. The decrease in 2000 was the result of lower average debt levels when compared with 1999.

   Other income and expense, net is comprised primarily of LIFO inventory adjustments and pension and postretirement plan adjustments. Other income of $9.6 million remained relatively flat when compared to $9.3 million recorded in 1999.

   Discontinued operations. During 2000, we recorded a net loss from discontinued operations of $17.7 million ($15.0 million after tax). Of this amount, $64.0 million represents the earnings of the spun-off Technologies business including interest expense of $30.9 million allocated to discontinued operations in accordance with APB 30 and later relevant accounting guidance. Also included is a $80.0 million loss for a settlement of litigation related to our discontinued Defense Systems business and a charge of $1.7 million for interest charges on postretirement benefit obligations.

   We recorded net income from discontinued operations of $73.5 million ($53.9 million after tax) in 1999. Of this amount, $79.2 million related to the earnings of the spun-off Technologies businesses including allocated interest expense of $30.3 million. Results of discontinued operations in 1999 included gains of $53.7 million from the sale of properties in California that were formerly used by our divested defense business (as discussed below). In addition, in the fourth quarter of 1999, we provided $59.4 million in response to updated estimates of environmental remediation costs, primarily at our former Defense Systems sites, and increased estimates of our liabilities for general liability, workers' compensation, postretirement benefit obligations, legal defense, property maintenance and other costs.

   During the year ended December 31, 1999, we sold several real estate properties formerly used by United Defense, L.P., and our Defense Systems operations divested by our company in 1997. In the second quarter of 1999, we received $33.5 million in cash, recognizing a gain of $29.5 million, and in the fourth quarter of 1999, we received $31.0 million in cash, recognizing a gain of $24.2 million related to property sales.

   Net income in 2000 was $110.6 million compared to $212.6 million in 1999. Contributing to this decrease was a one-time gain of $55.5 million related to the divestiture of a Specialty Chemicals business in 1999 offset by a charge of $66.7 million to discontinued operations in 2000 related to our former Defense Systems business segment.

Segment Results - 2000 Compared to 1999

  Agricultural Products

   Agricultural Products revenue increased to $664.7 million in 2000 compared to $632.4 million in 1999. Operating profits increased to $87.8 million in 2000 compared to $64.3 million in 1999.

   Agricultural Products revenue increased because of stronger sales in Latin and North America, which more than offset lower sales in Asia. North American revenue improved after a return to more normal pest pressures following 1999's unusually low levels. Latin American sales improved due to a rapid recovery from the devaluation of the Brazilian real in 1999, a new distribution agreement for third-party products in Brazil and a stronger Mexican market. Increased revenue in 2000 also reflected higher volumes for herbicides and pyrethroids, offset by lower sales of carbamates.

   Operating profits in our Agricultural Products segment increased to $87.8 million in 2000 from $64.3 million in 1999 on increased volumes and lower costs, partially offset by higher research and development spending to develop a new herbicide and to fund our strategic alliance with Devgen, a Belgian biotechnology company, to support the company's insecticide discovery program.

  Specialty Chemicals

   Specialty Chemicals revenue was $488.8 million in 2000, down from $564.5 million in 1999. Operating profit was $92.4 million compared to $73.5 million.

   Lower revenue in 2000 reflected our divestitures of the process additives and bioproducts businesses, both of which occurred in the third quarter of 1999, and the effect of unfavorable foreign currency exchange rates. Partially offsetting this decrease in 2000 was revenue from Pronova Biopolymer AS, an alginate business acquired in mid-1999. The Pronova Biopolymer operation was combined with certain carrageenan and microcrystalline cellulose businesses and renamed FMC BioPolymer AS. BioPolymer's revenue reflected a strong market for pharmaceutical and food-grade microcrystalline cellulose along with growth in sales to Latin America and Asia, but was partially offset by the impact of foreign currency translation of the euro to the U.S. dollar.

   Sales of lithium products were up slightly in 2000. Increased revenue reflected higher volumes of butyllithium to the polymer and pharmaceutical markets. Lithium volume increases were offset by lower pricing, primarily the result of weak European currencies.

   Specialty Chemicals' operating profit in 2000 increased to $92.4 million from $73.5 million in 1999. BioPolymer's increased profitability was based on lower manufacturing costs in 2000 for carrageenan and realized synergies associated with the acquisition of the alginate product line when compared with 1999. Lithium's improved operating profitability in 2000 when compared with 1999 was a result of higher sales, and the successful implementation of manufacturing cost reduction initiatives.

  Industrial Chemicals

   Industrial Chemicals revenue decreased to $905.6 million in 2000 from $1,141.3 million in 1999. Operating profit (net of minority interests) declined to $114.5 million in 2000 from $144.4 million in 1999.

   Lower revenue was primarily the result of the contribution of the phosphorus business to the newly formed Astaris joint venture, effective April 1, 2000. After that date, phosphorus revenue was no longer consolidated with our revenue. Phosphorus revenue of $327.0 million through December 31, 1999 is included in 1999 segment revenue, while revenue in 2000 before the joint venture formation amounted to $79.2 million. Subsequent to the first quarter of 2000, our equity share of Astaris' earnings was included in segment operating profit for Industrial Chemicals.

   Other factors contributing to reduced revenue were the translation impact of the weaker euro and competitive pressures both at Spain-based FMC Foret and at Astaris. Partially offsetting the decline in revenue were increased sales of hydrogen peroxide, reflecting both volume and price increases compared with 1999, and soda ash, a result of the Tg Soda Ash acquisition in mid-1999.

   Reduced profitability for Industrial Chemicals to $114.5 million in 2000 was primarily the result of increased energy costs for all businesses, but especially at Astaris, while foreign currency translation losses negatively affected reported operating profitability at Foret. In addition, segment profits were down due to phosphorus environmental compliance costs retained by our company for design, implementation and depreciation of capital assets in Pocatello, Idaho in connection with the Consent Decree.

   Offsetting these declines in profitability were higher earnings for soda ash and hydrogen peroxide. Soda ash profitability increased in 2000, reflecting the Tg Soda Ash acquisition and reduced costs despite significant increases in energy prices. Hydrogen peroxide's favorable operating profits were largely the result of a strong pulp and paper market. In addition, our share of Astaris' results reflected the cost reduction benefits of the joint venture's rationalization and restructuring programs.

Taxes

   Although our domestic earnings (losses) are generally subject to tax expense (benefit) at the statutory rate of 35.0 percent, many factors alter our consolidated tax rate. These factors include non-deductible or non-taxable transactions related to goodwill or other items, differing foreign tax rates, state tax increments, depletion, extraterritorial income exclusion, and other permanent differences. Our effective tax rate of 35.2 percent on income from continuing operations in 2001 also includes the beneficial impact of deductible restructuring and impairment charges recorded during the year. (See Notes 6, 7 and 10 to our consolidated financial statements.)

New Accounting Standards Adopted

   On January 1, 2001 we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain

Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. These Statements establish accounting and reporting standards that require every derivative instrument to be recorded on the consolidated balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133, as amended, requires the transition adjustment resulting from adopting these Statements to be reported in net income or accumulated other comprehensive income, as appropriate, as the cumulative effect of change in accounting principle. On January 1, 2001, we recorded the fair value of all outstanding derivative instruments as assets or liabilities on the consolidated balance sheet. The transition adjustment was a $0.9 million after-tax loss to earnings and a $16.4 million after-tax gain to accumulated other comprehensive income (loss). Both components of the adjustment were recorded as a cumulative effect of change in accounting principle.

New Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and adds disclosure requirements related to business combination transactions. SFAS No. 141 also establishes criteria for the recognition of intangible assets apart from goodwill. This Statement applies to all business combinations for which the acquisition date was July 1, 2001 or later. We had no significant acquisitions during 2001. We intend to implement the provisions of SFAS No. 141 in any of our future business combinations.

   On June 30, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes guidelines for the financial accounting and reporting of acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization;
rather, it will be subject to at least an annual assessment for impairment by applying a fair value based test. We are required to adopt the provisions of this pronouncement no later than the beginning of 2002, however, goodwill and other intangible assets acquired after June 30, 2001, are subject immediately to the amortization provisions of this statement. We had no material acquisitions of goodwill or other intangibles in the second half of 2001. We will adopt the amortization provisions of SFAS No. 142 beginning in the first quarter of 2002. During 2001, 2000 and 1999, goodwill and other intangible amortization (pretax and after discontinued operations) was $19.4 million, $13.5 million and $12.0 million, respectively. We believe adopting SFAS No. 142 will result in approximately a $4.0 million pre-tax benefit to earnings in 2002.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are required to adopt the provisions of this pronouncement no later than the beginning of 2003 and are evaluating the potential impact of adopting SFAS No. 143.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement also supersedes APB No. 30 provisions related to the accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Statement is effective for years beginning after December 15, 2001. We are evaluating the potential impact of adopting SFAS No. 144.

Environmental Obligations

   Our company, like other industrial manufacturers, is involved with a variety of environmental matters in the ordinary course of conducting its business and is subject to federal, state and local environmental laws. We believe strongly that we have a responsibility to protect the environment, public health and employee safety. This responsibility includes cooperating with other parties to resolve issues created by past and present handling of wastes.

   When issues arise, including notices from the Environmental Protection Agency or other government agencies identifying our company as a Potentially Responsible Party ("PRP"), our environmental remediation management assesses and manages the issues. When necessary, we use multifunctional teams composed of environmental, legal, financial and communications personnel to ensure that our actions are consistent with our responsibilities to the environment and public health, as well as to our employees and shareholders.

   Environmental provisions totaling $68.8 million ($42.0 million after tax) were recorded this year. These provisions largely related to the remediation of the Pocatello site as discussed in Note 13 of our consolidated financial statements. Also included were costs related to continued cleanup of certain discontinued manufacturing operations from previous years. This provision and those made in 2000 and 1999, and our accounting policies on environmental remediation, are more fully described in Notes 1 and 13 to our consolidated financial statements.

   In the second quarter of 2000, we provided environmental reserves totaling $12.5 million related to ongoing remediation of several phosphorus manufacturing properties as part of the restructuring and other charges described previously.

   Additional information regarding our environmental accounting policies and environmental liabilities is included in Notes 1 and 13, respectively, to our consolidated financial statements. Information regarding environmental obligations associated with our discontinued operations is included in Note 3 to our consolidated financial statements. Estimates of 2002 environmental spending are included in the section below entitled "Cash Flow Analysis."

Liquidity and Capital Resources

   In 2001, we experienced the net cash impact of significant special items recorded in the year and spending related to the spin-off of Technologies. This spending was somewhat offset by the cash proceeds received in the IPO of Technologies. Cash from operations, supplemented with proceeds from the IPO and a new credit facility, provided funding for our capital spending program, debt pay down and interest payments throughout 2001.

   Capital expenditures totaling $145.6 million in 2001, which included $41.2 million of required Pocatello Consent Decree spending, were down 26.2 percent from 2000. We believe capital expenditures will be reduced in 2002, largely because of the absence of this Consent Decree spending. Principal categories of capital spending in 2002 include replacement of existing plant equipment and compliance spending related to environmental and safety standards.

   We retired $128.3 million of long-term debt in 2001, in part with a portion of the proceeds from the IPO of Technologies. Cash paid for interest in 2001 was $79.1 million compared with $101.6 million in 2000. This decrease can be attributed to lower average debt levels in 2001 compared to 2000.

   Future cash needs include the scheduled repayment of several significant financings over the next two years, operating cash requirements and capital expenditures. We plan to meet these liquidity needs through cash generated from operations, commercial paper borrowings, accounts receivable securiti-zation, borrowings under bank credit facilities, and if necessary, the issuance of additional long-term debt. We maintain a universal shelf registration under which, at December 31, 2001, $345.0 million of securities could be issued.

   We currently maintain a commercial paper financing program with outstanding borrowings at December 31, 2001 of $33.0 million compared to $16.8 million at December 31, 2000.

   Our total committed contracts that will affect cash over the next five years and beyond are as follows:

                                                Expected Cash Payments by Year
                                              ----------------------------------
                                                                          2006 &
Contractual Commitments                        2002   2003   2004   2005  beyond  Total
-----------------------                       ------ ------- ----- ------ ------ --------
                                                             (In Millions)
Short-term debt.............................. $136.5 $    -- $  -- $   -- $   -- $  136.5
Long-term debt...............................  135.2   182.2   0.5   89.5  379.6    787.0
Lease obligations............................   25.8    24.9  23.3   22.7  103.2    199.9
Forward energy and foreign exchange contracts   16.2     6.2   2.4    1.1     --     25.9
Guarantees of vendor financing...............   56.0      --    --     --     --     56.0
                                              ------ ------- ----- ------ ------ --------
Total........................................ $369.7 $ 213.3 $26.2 $113.3 $482.8 $1,205.3
                                              ====== ======= ===== ====== ====== ========

   Our five-year, non-amortizing committed revolving credit agreement expired in December 2001. There were no outstanding balances under this agreement at the due date. At the same time we entered into a new $240.0 million committed revolving credit facility to meet certain operating cash needs, capital expenditures, and commercial paper demands. This credit facility will expire in December 2002. The total amount outstanding under this facility at December 31, 2001 was $68.0 million, which was used to pay down outstanding commercial paper. The credit agreement contains financial covenants related to leverage (measured as the ratio of debt to adjusted earnings), interest coverage (measured as the ratio of interest expense to adjusted earnings) and consolidated net worth. We were in compliance with the covenants as of December 31, 2001. We expect to renew or replace this credit facility prior to its expiration. In January 2002, we arranged a supplemental $50.0 million committed credit facility to meet short-term seasonal financing needs. This credit facility expires on August 31, 2002.

   We also obtain financing through an accounts receivable securitization. We sell receivables, without recourse, through our wholly owned bankruptcy-remote subsidiary, FMC Funding Corporation, which then sells the receivables to an unrelated finance company. The sold receivables and repurchase obligations related to the financing are not recorded on our consolidated balance sheets, because we have limited risk to repurchase the receivables. The financing from the securitization totaled $79.0 million at December 31, 2001 compared to $113.0 million on December 31, 2000. The agreement for the sale of accounts receivable provides for the continuation of the program on a revolving basis through November 2002. We expect to renew or replace this financing prior to its expiration.

   At December 31, 2001, long-term debt included $28.8 million of 6.75 percent Exchangeable Senior Subordinated Debentures due 2005. (See Note 11 to our consolidated financial statements.) These debentures are callable by FMC at par plus accrued interest upon at least 30 days' prior notice. These debentures are exchangeable by the holders at any time into the common stock of Meridian Gold, Inc. (NYSE: MDG), the successor to a former subsidiary of FMC, at an exchange price of $15.125 per share, subject to adjustment. FMC may elect to pay the holders in cash an amount equivalent to the value of the Meridian Gold common stock into which the holders could exchange their debentures. At December 31, 2001, FMC did not hold any shares of Meridian Gold common stock. On February 19, 2002, the closing price of Meridian Gold common stock on the New York Stock Exchange was $13.16. If the price goes above $15.125, it is reasonably likely that during 2002 the holders would exercise their exchange rights.

   Long-term debt also includes $44.3 million of variable rate industrial and pollution control revenue bonds that are supported by bank letters of credit. The letters of credit generally have a term of thirteen months and extend each month for an additional month unless and until the bank sends us a letter of non-renewal. At December 31, 2001, no notice of non-renewal had been received.

   The current rating of our commercial paper and similar short-term indebtedness is A-3 by Standard & Poor's Ratings Group ("S&P") and P-3 by Moody's Investors Service, Inc. ("Moody's"). The market for commercial paper with this rating is limited. The current rating of our senior unsecured long-term indebtedness is BBB- by S&P and Baa3 by Moody's. A downgrade in our credit ratings, which may be changed, superseded or withdrawn at any time, could increase the cost and restrict the availability of future financings. The following table displays credit facilities, debt obligations and other items along with the cash payments that could be required to repay them, if required following a downgrade or series of downgrades in our credit rating:

                                                      Potential
                                                        Cash
              Facility                                Payments
              --------                              -------------
                                                    (In Millions)
              Commercial paper.....................     $33.0
              Accounts receivable securitization(1)     $79.0
              Forward energy contracts.............     $13.3

--------
(1) Program terminates upon a reduction in rating to Ba2 by Moody's or BB by S&P or below

   Our future liquidity could be affected by certain letters of credit, commitments and guarantees we provide to vendors, customers and others for which we are contingently liable. In connection with the spin-off of Technologies, we retained liability for various contingent obligations totaling $289.0 million at December 31, 2001. Contingent obligations include guarantees of the performance of Technologies under various customer contracts, reimbursements on behalf of Technologies under letters of credit and surety bonds, and guarantees of indebtedness of Technologies. We have a guarantee from Technologies providing for reimbursement to us if we are ever called upon to satisfy these obligations. Technologies has obtained contractual releases of FMC reducing the level of liabilities for which we are contingently liable to $175.0 million at February 12, 2002. Because our expectation that the underlying obligations will be met and the existence of the guarantee from Technologies, we believe it is unlikely that we would have to pay any of these contingent obligations and expect this contingent liability to continue to be reduced throughout 2002. The majority of these obligations will expire before the end of 2003.

   We have provided an agreement to lenders of Astaris under which we have agreed to make equity contributions to Astaris sufficient to make up one half of any short-fall in Astaris earnings below certain levels. Astaris earnings did not meet the agreed levels for 2001 and we do not expect that such earnings will meet the levels agreed for 2002. We contributed $31.3 million to Astaris under this arrangement in 2001 and expect to contribute a similar amount in 2002. The proportional amount of Astaris indebtedness subject to this agreement from FMC at December 31, 2001 was $111.9 million. Our estimates of future contributions are based on Astaris forecasts and are subject to some uncertainty.

   We provide guarantees to financial institutions on behalf of certain Agricultural Products customers for their seasonal borrowing. The customers' obligations to us are largely secured by liens on their crops. The total of these guarantees at December 31, 2001 was $56.0 million. (See Note 19 to our consolidated financial statements.)

   On June 30, 1999, FMC acquired the assets of Tg Soda Ash, Inc. ("TgSA") from Elf Atochem North America, Inc. for approximately $51.0 million in cash and a contingent payment due at year-end 2003. The contingent payment amount, which will be based on the financial performance of the combined soda ash operations between 2001 and 2003, cannot currently be determined but could be as much as $75.0 million.

   Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control. We believe that the cash generated from our businesses coupled with our ability to obtain financing will be sufficient to enable us to make our debt payments as they become due. We also actively evaluate opportunities to refinance our existing obligations when financing is available on attractive terms. If, however, we do not generate sufficient cash or complete such financings on a timely basis, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition.

Cash Flow Analysis

   Cash and cash equivalents at December 31, 2001 and December 31, 2000 were $23.4 million and $7.3 million, respectively. We had total borrowings of $923.5 million and $1,007.5 million as of December 31, 2001 and 2000, respectively.

   Operating working capital, which includes trade receivables (net), inventories, other current assets, accounts payable, accrued payroll, other current liabilities and the current portion of accrued pension and other postretirement benefits, increased $67.0 million to $24.8 million at December 31, 2001, from an unfavorable $42.2 million at December 31, 2000. Factors contributing to the increase in operating working capital at year-end 2001 when compared with 2000 include increased accounts receivable and inventory amounts.

   Cash required by operating activities of $90.0 million for the year ended December 31, 2001 decreased from $298.3 million of cash provided by operations in 2000 primarily as a result of increased restructuring spending accompanied by higher inventory and accounts receivable balances. Also contributing to the variance was a decrease in our accounts receivable financing balance in 2001 compared to the prior year.

   Cash required by investing activities of $154.9 million in 2001 increased from the 2000 requirement of $97.4 million, reflecting the impact of a prior year distribution from Astaris, which was not repeated in the current year. Capital spending (excluding acquisitions) of $145.6 million for the year ended December 31, 2001 decreased when compared with 2000. Lower spending on significant capital projects was due to lower Consent Decree spending at Pocatello.

   Cash provided by financing activities in 2001 of $376.5 million was higher than the 2000 requirement of $162.0 million, primarily due to the contribution related to the distribution of Technologies assets and an increase in long-term debt offset by long-term debt paydowns of $128.3 million.

   Projected 2002 spending also includes approximately $10.3 million for environmental compliance at current operating sites, which is an operating expense of the company, plus approximately $35.5 million of remediation spending and $11.2 million for environmental study costs at current operating, previously operated and other sites, which have been accrued in prior periods.

Dividends

   On November 29, 2001, our Board of Directors approved the spin-off of the remaining 83 percent of Technologies making it an independent publicly traded company. The spin-off qualified as a tax-free distribution to U.S. stockholders. Stockholders of record as of December 31, 2001 received approximately 1.72 shares of common stock of the new company for every 1.0 share of our stock. Fractional shares were paid in cash to stockholders in lieu of fractional shares on December 31, 2001.

   No cash dividends were paid in 2001 other than amounts paid in lieu of fractional shares as discussed above. No cash dividends were paid in 2000. No cash dividends are expected to be paid in 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


   Our primary financial market risks include changes in foreign currency exchange rates, interest rates and commodity pricing. In managing our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We account for these derivatives in accordance with SFAS No. 133 (see "New Accounting Standards Adopted" and Note 1 to our consolidated financial statements). We do not use derivative financial instruments for trading purposes. At December 31, 2001, our derivative holdings consisted primarily of foreign currency forward contracts and natural gas forward contracts.

   When we or one of our subsidiaries sells or purchases products or services outside the United States, transactions are frequently denominated in currencies other than the U.S. dollar. Exposure to variability in currency exchange rates is mitigated, when possible, with natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another.

   A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. We recognize foreign currency gains and losses arising from our operations in the period incurred. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses, which could be material. Due to the weakness of the euro in the period from 1999 through 2001, our business results have been adversely affected by unfavorable U.S. dollar translation of earnings of our operations in Europe. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure such as entering into forwards and swaps, where available, but we cannot ensure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

   Additionally, we initiate hedging activities by entering into foreign exchange forward or option contracts with third parties when natural hedges do not exist. The maturity dates of the currency exchange agreements that provide hedge coverage are consistent with those of the underlying purchase or sales commitments.

   To monitor our currency exchange rate risks, we use a sensitivity analysis, which measures the impact on earnings of an immediate 10 percent devaluation of the foreign currencies to which it has exposure. Based on a sensitivity analysis at December 31, 2001, fluctuations in currency exchange rates in the near term would not materially affect our consolidated operating results, financial position or cash flows. We believe that our hedging activities have been effective in reducing our risks related to currency exchange rate fluctuations.

   We are exposed to changes in interest rates because of our financing and cash management activities, which include long- and short-term debt to maintain liquidity and fund our business operations. In managing interest rate risk, our strategic policy is to monitor the ratio of our fixed- to floating-rate debt. We may, from time to time, use interest rate swaps to manage our exposure to changes in interest rates. We did not enter into any material interest rate swaps in 2001 or 2000.

   To address our exposure to risks from changes in commodity prices, we enter into forward or swap contracts relating to energy purchases used in our manufacturing processes. The forward energy contracts qualifying as hedges are accounted for in accordance with SFAS No. 133. The gains or losses on these contracts are included as an adjustment to the cost of sales or services when the contracts are settled.

   For more information on derivative financial instruments and related accounting policies, see Notes 1 and 17 to our consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following are included herein:

1) Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999

2) Consolidated Balance Sheets as of December 31, 2001 and 2000

3) Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

4) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

5) Notes to Consolidated Financial Statements

6) Five-Year Summary of Selected Financial Data

   Supplementary selected financial data is incorporated herein under Note 21 "Quarterly Financial Information" on page 68 of this report.

7) Independent Auditors' Report

8) Management's Report on Financial Statements

                                FMC CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    Year Ended December 31
                                                             -----------------------------------
                                                                2001          2000       1999
                                                              --------      --------   --------
                                                             (In Millions, Except Per Share Data
Revenue..................................................... $1,943.0      $2,050.3   $2,320.5
Costs and expenses
Cost of sales or services...................................  1,408.7       1,450.9    1,691.6
Selling, general and administrative expenses................    243.3         231.3      273.0
Research and development expenses...........................     99.8          97.8      100.6
Gains on divestitures of businesses (Note 5)................       --            --      (55.5)
Asset impairments (Note 6)..................................    323.1          10.1       23.1
Restructuring and other charges (Note 7)....................    280.4          35.2       11.1
                                                              --------      --------   --------
Total costs and expenses....................................  2,355.3       1,825.3    2,043.9
                                                              --------      --------   --------
Income (loss) from continuing operations before
   minority interests, interest income and expense,
   income taxes and cumulative effect of change
   in accounting principle..................................   (412.3)        225.0      276.6
Minority interests..........................................      2.3           4.6        5.1
Interest income.............................................      4.7           4.5        7.4
Interest expense............................................     63.0          66.3       83.8
                                                              --------      --------   --------
Income (loss) from continuing operations before
   income taxes and cumulative effect of change
   in accounting principle..................................   (472.9)        158.6      195.1
Provision (benefit) for income taxes (Note 10)..............   (166.6)         33.0       36.4
                                                              --------      --------   --------
Income (loss) from continuing operations before.............
   cumulative effect of change in accounting principle......   (306.3)        125.6      158.7
Discontinued operations, net of income taxes (Note 3).......    (30.5)        (15.0)      53.9
                                                              --------      --------   --------
Income (loss) before cumulative effect of change
   in accounting principle..................................   (336.8)        110.6      212.6
Cumulative effect of change in accounting principle,
   net of income taxes (Note 1).............................     (0.9)           --         --
                                                              --------      --------   --------
Net income (loss)........................................... $ (337.7)     $  110.6   $  212.6
                                                              ========      ========   ========
Basic earnings (loss) per common share (Note 1)
Continuing operations....................................... $  (9.85)     $   4.13   $   5.04
Discontinued operations (Note 3)............................    (0.98)        (0.49)      1.71
Cumulative effect of change in accounting principle (Note 1)    (0.03)           --         --
                                                              --------      --------   --------
Net income (loss)........................................... $ (10.86)     $   3.64   $   6.75
                                                              ========      ========   ========
Diluted earnings (loss) per common share (Note 1)
Continuing operations....................................... $  (9.85)     $   3.97   $   4.90
Discontinued operations (Note 3)............................    (0.98)        (0.47)      1.67
Cumulative effect of change in accounting principle (Note 1)    (0.03)           --         --
                                                              --------      --------   --------
Net income (loss)........................................... $ (10.86)     $   3.50   $   6.57
                                                              ========      ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                FMC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                         December 31
                                                                                  -------------------------
                                                                                    2001                2000
                                                                                  --------            --------
                                                                                  (In Millions, Except Share
                                                                                     and Par Value Data)
                                     ASSETS
Current assets
Cash and cash equivalents........................................................ $   23.4            $    7.3
Trade receivables, net of allowance of $8.4 in 2001 and $6.2 in 2000 (Note 1)....    441.7               358.6
Inventories (Notes 1 and 8)......................................................    207.2               171.4
Other current assets.............................................................     99.6                90.2
Deferred income taxes (Note 10)..................................................     48.4                60.8
Net assets of Technologies (Note 2)..............................................       --               637.7
                                                                                  --------            --------
Total current assets.............................................................    820.3             1,326.0
Investments......................................................................     25.2                73.0
Property, plant and equipment, net (Note 9)......................................  1,087.8             1,358.8
Goodwill and intangible assets, net..............................................    116.3               121.5
Other assets.....................................................................    132.8               100.3
Deferred income taxes (Note 10)..................................................    294.8                82.1
                                                                                  --------            --------
Total assets..................................................................... $2,477.2            $3,061.7
                                                                                  ========            ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term debt (Note 11)........................................................ $  136.5            $  113.0
Accounts payable, trade and other................................................    327.7               329.1
Amounts owed to Technologies (Note 18)...........................................      4.7                  --
Accrued and other liabilities....................................................    319.7               257.0
Accrued payroll..................................................................     53.4                52.0
Guarantees of vendor financing (Note 19).........................................     56.0                51.8
Current portion of long-term debt (Note 11)......................................    135.2                22.7
Current portion of accrued pensions and other postretirement benefits (Note 12)..     18.2                24.3
Income taxes payable (Note 10)...................................................     27.8                32.3
                                                                                  --------            --------
Total current liabilities........................................................  1,079.2               882.2
Long-term debt, less current portion (Note 11)...................................    651.8               871.8
Accrued pension and other postretirement benefits, less current portion (Note 12)    109.2               130.7
Reserve for discontinued operations and other liabilities (Notes 3 and 13).......    296.3               261.3
Other liabilities................................................................     77.1                68.8
Minority interests in consolidated companies.....................................     44.8                46.5
Commitments and contingent liabilities (Notes 13, 17 and 19).....................
                                                                                  --------            --------
Stockholders' equity (Notes 14 and 15)
Preferred stock, no par value, authorized 5,000,000 shares;
  no shares issued in 2001 or 2000...............................................       --                  --
Common stock, $0.10 par value, authorized 130,000,000 shares in 2001 and 2000;
 issued 39,234,578 shares in 2001 and 38,662,349 shares in 2000..................      3.9                 3.9
Capital in excess of par value of common stock...................................    217.5               181.6
Retained earnings................................................................    691.8             1,398.9
Accumulated other comprehensive loss.............................................   (186.8)             (272.6)
Treasury stock, common, at cost; 7,929,281 shares in 2001
 and 7,977,709 shares in 2000....................................................   (507.6)             (511.4)
                                                                                  --------            --------
Total stockholders' equity.......................................................    218.8               800.4
                                                                                  --------            --------
Total liabilities and stockholders' equity....................................... $2,477.2            $3,061.7
                                                                                  ========            ========

   The accompanying notes are an integral part of the consolidated financial statements.

                                FMC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31
                                                                   -------------------------
                                                                    2001     2000     1999
                                                                   -------  -------  -------
                                                                         (In Millions)
Cash provided (required) by operating activities
  of continuing operations:
Income from continuing operations before cumulative
 effect of change in accounting principle......................... $(306.3) $ 125.6  $ 158.7
Adjustments to reconcile income from continuing operations
  before cumulative effect of change in accounting principle to cash provided by operating activities of continuing operations:
   Depreciation and amortization..................................   131.6    129.8    128.5
   Gains on divestitures of businesses (Note 5)...................      --       --    (55.5)
   Asset impairments (Note 6).....................................   323.1     10.1     23.1
   Restructuring and other charges (Note 7).......................   280.4     35.2     11.1
   Deferred income taxes (Note 10)................................  (200.3)   (19.0)     3.9
   Minority interests.............................................     2.3      4.6      5.1
   Other..........................................................     2.3    (21.4)     1.9
Changes in operating assets and liabilities,
  excluding the effect of acquisitions and divestitures
  of businesses and formation of a joint venture:
   Accounts receivable sold (Note 1)..............................   (34.0)    (8.9)   120.1
   Trade receivables, net.........................................   (48.7)    70.9     (6.9)
   Inventories....................................................   (40.9)    (0.2)    24.9
   Other current assets and other assets..........................   (54.8)    15.9      0.6
   Accounts payable, accrued payroll,
    other current liabilities and other liabilities...............  (108.6)   (31.1)    24.5
   Income taxes payable...........................................    (4.5)    (7.5)    (4.7)
   Accrued pension and other postretirement benefits, net.........   (31.6)    (5.7)   (10.7)
                                                                   -------  -------  -------
Cash provided (required) by operating activities..................   (90.0)   298.3    424.6
                                                                   =======  =======  =======
Cash provided (required) by discontinued operations (Note 3)......  (119.3)   (56.0)    17.4
                                                                   =======  =======  =======
Cash provided (required) by investing activities:
  Acquisitions and joint venture investments (Note 4).............    (0.3)      --   (236.9)
  Capital expenditures............................................  (145.6)  (197.3)  (195.4)
  Proceeds from divestitures of businesses (Note 5)...............      --       --    199.3
  Distribution from Astaris (Note 4)..............................      --     88.8       --
  Proceeds from disposal of property, plant and equipment.........    11.3      5.5      2.6
  (Increase) decrease in investments..............................   (20.3)     5.6    (18.3)
                                                                   -------  -------  -------
Cash required by investing activities.............................  (154.9)   (97.4)  (248.7)
                                                                   =======  =======  =======
Cash provided (required) by financing activities:
  Net proceeds from issuance (repayment) of commercial paper......    44.6   (191.5)    23.9
  Net increase (decrease) under uncommitted credit facilities.....   (18.6)   (37.9)    39.7
  Net increase (decrease) in other short-term debt................    (8.5)   (11.2)   (72.3)
  Increase in long-term debt......................................    20.0       --     84.6
  Contribution from Technologies, net (Note 2)....................   430.7    117.9    122.8
  Repayment of long-term debt.....................................  (128.3)   (51.7)  (270.1)
  Distributions to minority partners..............................    (3.2)    (2.8)    (5.9)
  Issuances of common stock.......................................    39.8     15.8      7.4
  Repurchase of capital stock, net (Note 15)......................      --     (0.6)  (136.4)
                                                                   -------  -------  -------
Cash provided (required) by financing activities..................   376.5   (162.0)  (206.3)
                                                                   -------  -------  -------
Effect of exchange rate changes on cash and cash equivalents......     3.8      0.5      0.6
                                                                   =======  =======  =======
Increase (decrease) in cash and cash equivalents..................    16.1    (16.6)   (12.4)
Cash and cash equivalents, beginning of year......................     7.3     23.9     36.3
                                                                   =======  =======  =======
Cash and cash equivalents, end of year............................ $  23.4  $   7.3  $  23.9
                                                                   =======  =======  =======

--------
   Supplemental cash flow information: Cash paid for interest was $79.1 million, $101.6 million and $118.7 million and cash paid for income taxes, net of refunds, was $18.0 million, $33.3 million and $27.0 million for 2001, 2000 and 1999, respectively.

   The accompanying notes are an integral part of the consolidated financial statements.

                                FMC CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                         Common                        Accumulated
                                         Stock,    Capital                Other
                                          $0.10   in Excess Retained  Comprehensive Treasury Comprehensive
                                        Par Value  of Par   Earnings  Income (loss)  Stock   Income (loss)
                                        --------- --------- --------  ------------- -------- -------------
                                                         (In Millions, Except Par Value)
Balance December 31, 1998..............   $ 3.8    $158.4   $1,075.7     $(134.1)   $(374.4)    $ 108.1
                                                                                                =======
Net income.............................                        212.6                            $ 212.6
Stock options and awards exercised
  (Note 14)............................               7.4
Purchases of treasury shares
  (Note 15)............................                                              (135.9)
Net purchases of shares for benefit
  plan trust (Note 15).................                                                (0.5)
Foreign currency translation
  adjustments (Note 16)................                                    (61.9)                 (61.9)
Minimum pension liability
  adjustment (Note 12).................                                     (7.5)                  (7.5)
                                          -----    ------   --------     -------    -------     -------
Balance December 31, 1999..............     3.8     165.8    1,288.3      (203.5)    (510.8)    $ 143.2
                                                                                                =======
Net income.............................                        110.6                            $ 110.6
Stock options and awards exercised
  (Note 14)............................     0.1      15.8
Net purchases of shares for benefit
  plan trust (Note 15).................                                                (0.6)
Foreign currency translation
  adjustments (Note 16)................                                    (69.8)                 (69.8)
Minimum pension liability
  adjustment (Note 12).................                                      0.7                    0.7
                                          -----    ------   --------     -------    -------     -------
Balance December 31, 2000..............     3.9     181.6    1,398.9      (272.6)    (511.4)    $  41.5
                                                                                                =======
Net income (loss)......................                       (337.7)                           $(337.7)
Stock options and awards exercised
  (Note 14)............................              35.9
Net purchases of shares for benefit
  plan trust (Note 15).................                                                 3.8
Gain from sale of Technologies
  stock................................                        140.1
Equity distribution related to spin-off
  of Technologies (Note 2).............                       (509.5)      115.0
Net deferred loss on derivative
  contracts (Notes 1 and 17)...........                                    (16.6)                 (16.6)
Foreign currency translation
  adjustments (Note 16)................                                    (12.5)                 (12.5)
Minimum pension liability
  adjustment (Note 12).................                                     (0.1)                  (0.1)
                                          -----    ------   --------     -------    -------     -------
Balance December 31, 2001..............   $ 3.9    $217.5   $  691.8     $(186.8)   $(507.6)    $(366.9)
                                          =====    ======   ========     =======    =======     =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                FMC CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  PRINCIPAL ACCOUNTING POLICIES

   Nature of operations. FMC Corporation ("FMC" or "the company") is a diversified chemical company serving agricultural, industrial and consumer markets globally with innovative solutions, applications and quality products. FMC increased its focus on the chemical industry in 2001 by spinning off its non-chemical business segments, Energy Systems and Food and Transportation Systems, into a separately owned public company, FMC Technologies, Inc. ("Technologies") (Note 2). The company operates in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Agricultural Products provides crop protection and pest control products for worldwide markets. Specialty Chemicals includes food ingredients that are used to enhance structure, texture and taste; pharmaceutical additives for binding and disintegrant use; and lithium specialties for pharmaceutical synthesis and energy storage. Industrial Chemicals encompasses a wide range of inorganic materials in which FMC possesses market and technology leadership, including soda ash, hydrogen peroxide, phosphorus and peroxygens in both North America and in Europe through FMC's subsidiary, FMC Foret, S.A.

   Consolidation. The consolidated financial statements include the accounts of FMC and all significant majority-owned subsidiaries and ventures. All material intercompany accounts and transactions are eliminated in consolidation.

   Basis of presentation. In 2001 the company spun off a significant portion of its business into FMC Technologies, a separately-owned public company (Note
2). The spin-off, which was completed through a tax-free dividend, was accounted for in accordance with Accounting Principles Board Statement No. 30 ("APB 30"). The Consolidated Statements of Income and Consolidated Statements of Cash Flows for the periods ended December 31, 2000 and 1999 and all corresponding footnotes, have been reclassified to reflect Technologies as a discontinued operation. The Consolidated Balance Sheet for the year ended December 31, 2000, along with the corresponding footnotes, have also been reclassified with the net assets to be distributed to Technologies segregated and shown as a current asset. The Consolidated Statements of Changes in Stockholders' Equity has not been reclassified.

   Interest expense. Net interest expense, for all periods presented, has been allocated to discontinued operations based on net assets in accordance with APB 30 and later relevant accounting guidance. The amount of net interest expense allocated to discontinued operations was $6.8 million (net of an income tax benefit of $4.4 million), $18.8 million (net of an income tax benefit of $12.1 million) and $18.5 million (net of an income tax benefit of $11.8 million) for 2001, 2000 and 1999 respectively.

   Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the company's financial position, results of operations or cash flows.

   Investments.  Investments in companies in which FMC's ownership interest is
50.0 percent or less and in which FMC does not exercise significant influence are accounted for using the equity method after eliminating the effects of any material intercompany transactions. All other investments are carried at their fair values or at cost, as appropriate.

   Cash equivalents. The company considers investments in all liquid debt instruments with original maturities of three months or less to be cash equivalents.

                                FMC CORPORATION

   Accounts receivable. The company sells trade receivables without recourse through its wholly owned bankruptcy-remote subsidiary, FMC Funding Corporation. The subsidiary then sells the receivables to a securitization company under an accounts receivable financing facility on an ongoing basis. These transactions resulted in reductions of accounts receivable of $79.0 million and $113.0 million at December 31, 2001 and 2000, respectively. Net discounts recognized on sales of receivables are included in selling, general and administrative expenses in the consolidated statements of income and amounted to $0.8 million, $0.2 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. The agreement for the sale of accounts receivable provides for continuation of the program on a revolving basis expiring in November 2002. The company accounts for the sales of receivables in accordance with the requirements of Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which the company adopted in 2001.

   Inventories. Inventories are stated at the lower of cost or market value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding costs to distribute. All domestic inventories, excluding materials and supplies, are determined on a last-in, first-out ("LIFO") basis (Note 8).

   Property, plant and equipment. Property, plant and equipment, including capitalized interest, are recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements--20 years, buildings--20 to 50 years, and machinery and equipment--3 to 18 years). Gains and losses are reflected in income upon sale or retirement of assets. Expenditures that extend the useful lives of property, plant and equipment or increase productivity are capitalized. Ordinary repairs and maintenance are charged to operating costs.

   Asset impairments. The company reviews the recovery of the net book value of property, plant and equipment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," for impairment whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to an amount by which the net book value exceeds the fair value of assets. The company will be revising its impairment review process in 2002 in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

   Restructuring and other charges. Management continually performs strategic reviews and assesses the return on its business. This sometimes results in a plan to restructure the operations of a business. When a plan is final, an accrual for severance and other contractual obligations is recorded.

   Capitalized interest. Interest costs of $9.4 million in 2001 ($9.0 million in 2000 and $2.3 million in 1999) associated with the construction of certain long-lived assets have been capitalized as part of the cost of those assets and are being amortized over the assets' estimated useful lives.

   Deferred costs and other assets. Unamortized capitalized software costs totaling $35.7 million and $40.1 million at December 31, 2001 and 2000, respectively, are components of other assets, which also include bond discounts and other deferred charges. Capitalized software costs are amortized over expected useful lives ranging from three to ten years. Recoverability of deferred software costs is assessed on an ongoing basis, and write-downs to net realizable value are recorded as necessary.

                                FMC CORPORATION

   Goodwill and intangible assets. Goodwill and identifiable intangible assets (such as trademarks) are amortized on a straight-line basis over their estimated useful or legal lives, not exceeding 40 years. The company periodically evaluates the recoverability of the net book value of goodwill and intangible assets based on expected future undiscounted cash flows for each operation having a significant goodwill balance. In cases where undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to an amount by which the net book value exceeds the fair value of assets. Goodwill and intangible amortization amounted to $19.4 million, $13.5 million and $12.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The company will be adopting SFAS 142, "Goodwill and Other Intangible Assets," in 2002. (See "New Accounting Pronouncements.")

   Revenue recognition. Revenue is recognized when the earnings process is complete, which is generally upon transfer of title, which occurs upon shipment.

   Income taxes. Current income taxes are provided on income reported for financial statement purposes adjusted for transactions that do not enter into the computation of income taxes payable. Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Income taxes are not provided for the equity in undistributed earnings of foreign subsidiaries or affiliates when it is management's intention that such earnings will remain invested in those companies, but are provided in the year in which the decision is made to repatriate the earnings.

   Foreign currency translation. Assets and liabilities of most foreign operations are translated at exchange rates in effect at the balance sheet date, and the foreign operations' income statements are translated at the monthly exchange rates for the period. For operations in non-highly inflationary countries, translation gains and losses are recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity until the foreign entity is sold or liquidated. For operations in highly inflationary countries and where the local currency is not the functional currency, inventories, property, plant and equipment, and other non-current assets are converted to U.S. dollars at historical exchange rates, and all gains or losses from conversion are included in net income. Foreign currency effects on cash and cash equivalents and debt in hyperinflationary economies are included in interest income or expense.

   Derivative financial instruments. FMC mitigates certain financial exposures, including currency risk and energy purchase exposures, through a controlled program of risk management that includes the use of derivative financial instruments. The company enters into foreign exchange contracts, including forward, option combination, and purchased option contracts, to reduce the effects of fluctuating foreign currency exchange rates.

   FMC adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133") and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133, on January 1, 2001. These Statements establish accounting and reporting standards that require every derivative instrument to be recorded on the consolidated balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires the transition adjustment resulting from adopting these Statements to be reported in net income or accumulated other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Accordingly, on January 1, 2001, the company recorded the fair value of all outstanding derivative instruments as assets or liabilities on the consolidated balance sheet. The transition adjustment was a $0.9 million after-tax loss to earnings and $16.4 million after-tax gain to accumulated other comprehensive income. The loss was recorded as a cumulative effect of a change in accounting principle.

   In accordance with the provisions of SFAS No. 133, as amended, the company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the company generally

                                FMC CORPORATION
designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings.

   For periods prior to 2001, gains and losses on foreign currency hedges of existing assets and liabilities are included in the carrying amounts of those assets or liabilites and are ultimately recognized in income when those carrying amounts are converted. Gains and losses related to foreign currency hedges of firm commitments also are deferred and included in the basis of the transaction when it is complete. Gains and losses on unhedged foreign currency transactions are included in income as part of cost of sales or services. Gains and losses on derivative financial instruments that protect the company from exposure in a particular currency, but do not currently have a designated underlying transaction, are also included in income as part of cost of sales or services. If a hedged item matures, is sold, extinguished, or terminated, or is related to an anticipated transaction that is no longer likely to take place, the derivative financial instrument related to the hedged item is closed out and the related gain or loss is included in income as part of cost of sales or services or interest expense as appropriate in relation to the hedged item. Also, FMC purchased exchange-traded contracts to manage exposure to energy purchases used in the company's manufacturing processes. Gains and losses on these contracts are included as adjustments to cost of sales or service when the contracts are settled.

   FMC formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated cash flow hedges to specific forecasted transactions. The company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the company will discontinue hedge accounting with respect to that derivative prospectively. The gains and losses reported for the ineffective portion of its cash flow hedges were minimal for 2001.

   Cash flows from hedging contract settlements are reported in the statements of cash flows in the same categories as the cash flows from the transactions being hedged.

   Treasury stock. Shares of common stock repurchased under the company's stock repurchase plans are recorded at cost as treasury stock and result in a reduction of stockholders' equity in the consolidated balance sheets. When the treasury shares are reissued under FMC's stock compensation plans, the company uses a FIFO method for determining cost. The difference between the cost of the shares and the reissuance price is added to or deducted from capital in excess of par value of common stock.

   Earnings (loss) per common share ("EPS"). Basic EPS has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS has been computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year plus the weighted average number of additional common shares that would have been outstanding during the year if potentially dilutive common shares had been issued under the company's stock

                                FMC CORPORATION
compensation plans. In periods such as 2001, when a net loss from continuing operations has been recorded, basic shares outstanding are used to compute both basic and diluted EPS, as the use of diluted shares would be anti-dilutive. The weighted average numbers of shares outstanding used to calculate the company's annual EPS were as follows:

                                      December 31
                                   2001   2000   1999
                                  ------ ------ ------
                                     (In Thousands)
                          Basic.. 31,052 30,439 31,516
                          Diluted 31,052 31,576 32,377

   Segment information. The company's determination of its reportable segments based on its strategic business units and the commonalities among the products and services within each segment corresponds to the manner in which the company's management reviews and evaluates operating performance. FMC has combined certain similar operating businesses that meet applicable criteria established under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

   Agricultural Products, Specialty Chemicals and Industrial Chemicals have been identified as the reportable segments of the company under SFAS No. 131. Business segment data are included in Note 20. Segment operating profit is defined as total revenue less operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses (Note 5), restructuring and other charges (Note 7), asset impairments (Note 6), LIFO inventory adjustments, and other income and expense items. Information about how asset impairments, restructuring, and other charges relate to FMC's businesses at the segment level is discussed in Notes 6 and 7.

   Segment assets and liabilities are those assets and liabilities that are recorded and reported by segment operations. Segment operating capital employed represents segment assets less segment liabilities. Segment assets exclude corporate and other assets, which are principally cash equivalents, LIFO reserves, deferred income tax benefits, eliminations of intercompany receivables, property and equipment not attributable to a specific segment, and credits relating to the sale of receivables. Segment liabilities exclude substantially all debt, income taxes, pension and other postretirement benefit liabilities, environmental reserves, restructuring reserves, deferred gains on sale and leaseback of equipment, fair value of currency contracts, intercompany eliminations, and reserves for discontinued operations.

   Geographic segment revenue represents sales by location of the company's customers. Geographic segment long-lived assets include investments, net property, plant and equipment, and other non-current assets. Geographic segment data are included in Note 20.

   Environmental obligations. The company provides for environmental-related obligations when they are probable and amounts can be reasonably estimated. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

   Estimated obligations to remediate sites that involve oversight by the U.S. Environmental Protection Agency ("EPA"), or similar government agencies, are generally accrued no later than when a Record of Decision ("ROD"), or equivalent, is issued, or upon completion of a Remedial Investigation/Feasibility Study ("RI/FS") that is accepted by FMC and the appropriate government agency or agencies. Estimates are reviewed quarterly by

                                FMC CORPORATION
the company's environmental remediation management, as well as by financial and legal management and, if necessary, adjusted as additional information becomes available. The estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods, and other actions by or against governmental agencies or private parties.

   The company's environmental liabilities for continuing and discontinued operations are principally for costs associated with the remediation and/or study of sites at which the company is alleged to have disposed of hazardous substances. Such costs principally include, among other items, RI/FS, site remediation, costs of operation and maintenance of the remediation plan, fees to outside law firms and consultants for work related to the environmental effort, and future monitoring costs. Estimated site liabilities are determined based upon existing remediation laws and technologies, specific site consultants' engineering studies or by extrapolating experience with environmental issues at comparable sites.

   Provisions for environmental costs are reflected in income, net of probable and estimable recoveries from named Potentially Responsible Parties ("PRPs") or other third parties. Such provisions incorporate inflation and are not discounted to their present values.

   In calculating and evaluating the adequacy of its environmental reserves, the company has taken into account the joint and several liability imposed by the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the analogous state laws on all PRPs and has considered the identity and financial condition of each of the other PRPs at each site to the extent possible. The company has also considered the identity and financial condition of other third parties from whom recovery is anticipated, as well as the status of the company's claims against such parties. In general, the company is aware of a degree of uncertainty in disputes regarding the financial contribution by certain named PRPs, which is common to most multiparty sites. Although the company is unable to forecast the ultimate contributions of PRPs and other third parties with absolute certainty, the degree of uncertainty with respect to each party is taken into account when determining the environmental reserve by adjusting the reserve to reflect the facts and circumstances on a site-by-site basis. The company believes that recorded recoveries related to PRPs are realizable in all material respects. Recoveries are recorded in the reserve for discontinued operations and other liabilities.

   New accounting standards adopted. FMC adopted SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of SFAS No. 133. These Statements establish accounting and reporting standards for derivative instruments. See discussion of the effects of this adoption under "Derivative Financial Instruments."

   New accounting pronouncements. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for by the purchase method and adds disclosure requirements related to business combination transactions. SFAS No. 141 also establishes criteria for the recognition of intangible assets apart from goodwill. This Statement applies to all business combinations for which the acquisition date was July 1, 2001 or later. The company intends to implement the provisions of SFAS No. 141 in any of its future business combinations.

   On June 30, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes guidelines for the financial accounting and reporting of acquired goodwill and other intangibles. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization; rather it will be subject to at least an annual assessment for impairment by applying a fair value based test. The company is required to adopt the provisions of this pronouncement no later than the beginning of 2002; however, goodwill and other intangible

                                FMC CORPORATION
assets acquired after June 30, 2001, are subject immediately to the amortization provisions of this statement. FMC had no material acquisitions of goodwill or other intangibles in the second half of 2001. The company will adopt the amortization provisions of SFAS No. 142 beginning in the first quarter of 2002. The company believes adopting SFAS No. 142 will result in approximately a $4.0 million pre-tax benefit to earnings in 2002.

   In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company is required to adopt the provisions of this pronouncement no later than the beginning of fiscal 2003 and is evaluating the potential impact of adopting SFAS No. 143.

   In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supersedes SFAS No. 121 and the Statement also supersedes APB No. 30 provisions related to the accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Statement is effective for fiscal years beginning after December 15, 2001. The company is evaluating the potential impact of adopting SFAS No. 144.

   Reclassifications. Certain prior period amounts have been reclassified to conform to the current period's presentation.

NOTE 2  FMC'S PLAN FOR REORGANIZATION

   In October 2000, the company announced it was initiating a strategic reorganization (the "reorganization" or "separation") that ultimately would split the company into two independent publicly held companies--a chemical company and a machinery company. The remaining chemical company, which continues to operate as FMC Corporation, includes the Agricultural Products, Specialty Chemicals and Industrial Chemicals business segments. The new machinery company, FMC Technologies, Inc. ("Technologies") includes FMC's former Energy Systems and Food and Transportation Systems business segments.

   On June 1, 2001, in accordance with the Separation and Distribution Agreement between the two companies, FMC distributed substantially all of the net assets comprising the businesses of Technologies. On June 19, 2001, Technologies completed an initial public offering ("IPO") of 17 percent of its equity through the issuance of common stock. FMC continued to own the remaining 83 percent of Technologies through December 31, 2001.

   Subsequent to the IPO, Technologies made payments of $480.1 million to FMC in exchange for the net assets distributed to Technologies on June 1, 2001. The payments received by FMC were used to retire short-term and long-term debt. During the second quarter of 2001, FMC recognized a $140.1 million gain in stockholders' equity on the sale of Technologies stock. FMC expects to make a final payment in 2002 for the remaining shared expense amounts owed to Technologies.

   On November 29, 2001, FMC's Board of Directors approved the spin-off of the company's remaining 83 percent ownership in Technologies through a tax-free distribution to FMC's stockholders. Effective December 31, 2001, the company distributed approximately 1.72 shares of Technologies common stock for every share of FMC common stock based on the number of FMC shares outstanding on the record date, December 12, 2001. The distribution resulted in a reduction of stockholders' equity of $509.5 million.

                                FMC CORPORATION

   The total after-tax costs related to the spin-off were $31.6 million through December 31, 2001, of which $15.1 million has been classified as discontinued operations.

NOTE 3  DISCONTINUED OPERATIONS

   The company's results of discontinued operations comprised the following:

                                                                                       Year Ended December 31
                                                                                       ----------------------
                                                                                        2001    2000    1999
                                                                                       ------  ------  ------
                                                                                            (In Millions)
Earnings (losses) of discontinued operations of Energy Systems and Food and
  Transportation Systems (net of income taxes of $19.1 million in 2001; $12.3 million in 2000 and $21.9 million in 1999)(1)........................ $(19.6) $ 51.7  $ 57.3
Provision for liabilities related to previously discontinued operations (net of income tax benefits of $7.1 million in 2001; $15.0 million in 2000 and $23.2 million in
  1999)...............................................................................  (10.9)  (66.7)  (36.2)
Gain on sale of Defense Systems properties (net of income taxes
  of $20.9 million)...................................................................     --      --    32.8
                                                                                       ------  ------  ------
Discontinued operations, net of income taxes.......................................... $(30.5) $(15.0) $ 53.9
                                                                                       ======  ======  ======

--------
(1) Results reported separately by Technologies are reported on a stand-alone basis and differ from results of discontinued operations as reported here.

   Effective December 31, 2001 the company completed the spin-off of its Energy Systems and Food and Transportation Systems business segments to its stockholders as an independent publicly-held company, FMC Technologies, Inc. (Note 2). The company recorded a loss from discontinued operations of $42.5 million ($30.5 million after tax). Included in this amount are earnings of Technologies, interest expense of $11.2 million, which was allocated to discontinued operations in accordance with APB 30 and later relevant accounting guidance, costs related to the spin-off and additional income tax provision related to the reorganization of FMC's worldwide entities in anticipation of the separation of Technologies from FMC. In addition, the company recorded a charge of $18.0 million for updated estimates of environmental remediation costs related to FMC's other discontinued businesses.

   During 2000, the company recorded a net loss from discontinued operations of $17.7 million ($15.0 million after tax). Of this amount, $64.0 million are the earnings of the spun-off Technologies business including interest expense of $30.9 million. Also included is a $80.0 million loss for a settlement of litigation related to our discontinued Defense Systems business, and a charge of $1.7 million for interest on postretirement benefit obligations.

   FMC recorded net income from discontinued operations of $73.5 million ($53.9 million after tax) in 1999. Of this amount, $79.2 million related to the earnings of the spun-off Technologies businesses, including allocated interest expense of $30.3 million. Results of discontinued operations in 1999 included gains of $53.7 million from the sale of properties in California that were formerly used by our divested defense business (as discussed below). In addition, in the fourth quarter of 1999, the company provided $59.4 million in response to updated estimates of environmental remediation costs, primarily at our former Defense Systems sites, and increased estimates of our liabilities for general liability, workers' compensation, postretirement benefit obligations, legal defense, property maintenance and other costs.

                                FMC CORPORATION

   During the year ended December 31, 1999, FMC sold several real estate properties formerly used by United Defense, L.P., and our Defense Systems operations divested by our company in 1997. In the second quarter of 1999, the company received $33.5 million in cash, recognizing a gain of $29.5 million, and in the fourth quarter of 1999, we received $31.0 million in cash, recognizing a gain of $24.2 million (net of income tax provision of $9.4 million), related to property sales.

   Reserve for Discontinued Operations and Other Liabilities. With the exception of certain real estate for which FMC has short-term or long-term remediation obligations, disposals of the assets of discontinued operations have been completed within one year of the date the discontinuation plan was approved. In addition to the 1997 sale of the company's Defense Systems operations, residual liabilities relate to operations discontinued between 1976 and 1984 - primarily the Film and Fiber, Chlor-Alkali, Power Transmission and Construction Equipment businesses. Most residual liabilities are of a long-term nature and will be settled over a number of years.

   The reserve for discontinued operations and other liabilities consists of obligations for discontinued operations and for the long-term portion of the company's environmental remediation at continuing operations and at other closed sites. See Note 13 for further information regarding the nature of FMC's environmental liabilities. Liabilities totaled $296.3 million and $261.3 million at December 31, 2001 and 2000, respectively. The liability at December 31, 2001 comprised $203.5 million (net of recoveries) for environmental remediation and study obligations, most of which relate to former chemical plant sites; $38.0 million for product liability and other potential claims; $52.1 million for retiree medical and life insurance benefits provided to employees of former chemical businesses and the Construction Equipment business; and $2.7 million related to the sale of the Defense Systems and Chlor-Alkali operations.

   The company's obligation related to the settlement of litigation for discontinued operations amounted to $80.0 million and was included in other current liabilities at December 31, 2000. See Note 19.

   The company uses actuarial methods, to the extent practicable, to monitor the adequacy of product liability and postretirement benefit reserves on an ongoing basis. The environmental liabilities are subject to the accounting and review practices described in Notes 1 and 13. While the amounts required to settle the company's liabilities for discontinued operations could ultimately differ materially from the estimates used as a basis for recording these liabilities, management believes that changes in estimates or required expenditures for any individual cost component will not have a material adverse impact on the company's liquidity or financial condition in any single year and that, in any event, such costs will be satisfied over many years.

   Spending in 2001, 2000 and 1999, respectively, included $43.4 million, $53.5 million and $64.2 million for environmental obligations; $3.4 million, $7.9 million and $12.2 million for product liability and other claims; $3.3 million, $5.5 million and $4.8 million for retiree benefits; and $4.3 million, $4.7 million and $5.2 million related to net settlements of Defense Systems obligations. Environmental recoveries in 2001, 2000 and 1999 were $12.5 million, $14.2 million and $56.9 million, respectively.

NOTE 4  BUSINESS COMBINATIONS AND JOINT VENTURES

   All acquisitions were accounted for using the purchase method and, accordingly, the purchase prices have been allocated to the assets acquired and liabilities assumed based on the estimated fair values of such assets and liabilities at the dates of acquisition. The excess of the purchase prices over the fair values of the net tangible assets acquired has been recorded as intangible assets, primarily goodwill, which has been amortized over

                                FMC CORPORATION
periods ranging from 10 to 40 years. The company is currently reviewing the impact of the adoption of SFAS No. 141 (Note 1). Had the below acquisitions occurred at the beginning of the earliest period presented, the effect on FMC's consolidated financial statements would not have been significantly different from the amounts reported, and accordingly, pro forma financial information has not been provided.

   The purchase prices for all the below acquisitions were satisfied from cash flows from operations and external financing. Results of operations of the acquired companies have been included in the company's consolidated statements of income from the respective dates of acquisition.

   On June 30, 1999, the company completed the acquisition of the assets of Pronova Biopolymer AS ("Pronova") from a wholly-owned subsidiary of Norsk Hydro for approximately $184.0 million in cash. The company made an additional payment of $3.3 million in January 2000 as final settlement of the transaction. Pronova, headquartered in Drammen, Norway, is a leading producer of alginates used in the pharmaceutical, food and industrial markets. The company recorded goodwill and other intangible assets totaling approximately $135.0 million related to the acquisition. Pronova's operations are included in the Specialty Chemicals segment.

   Also on June 30, 1999, FMC acquired the assets of Tg Soda Ash, Inc. ("TgSA") from Elf Atochem North America, Inc. for approximately $51.0 million in cash and a contingent payment due at year-end 2003. The contingent payment amount, which will be based on the financial performance of the combined soda ash operations between 2001 and 2003, cannot currently be determined but could be as much as $75.0 million. No goodwill was recorded as a result of this transaction. TgSA's operations are included in the Industrial Chemicals segment.

   Joint ventures. Effective April 1, 2000, FMC and Solutia Inc. ("Solutia") formed a joint venture that includes the North American and Brazilian phosphorus chemical operations of both companies. The joint venture, Astaris LLC ("Astaris"), is a limited liability company owned equally by FMC and Solutia.

   Solutia's equity interest in the Fosbrasil joint venture, which is engaged in the production of purified phosphoric acid ("PPA"), was also transferred and became part of Astaris. Astaris has also assumed all FMC/NuWest agreements relating to a PPA facility being built near Soda Springs, Idaho, and will purchase all of the PPA output from that facility as part of those agreements. The phosphate operations of FMC Foret were retained by FMC and were not transferred to the joint venture. Following its formation, Astaris divested certain operations in Lawrence, Kansas, and plant assets located in Augusta, Georgia.

   Effective April 1, 2000, FMC has accounted for its investment in Astaris under the equity method. FMC's share of Astaris' earnings is included in the Industrial Chemicals segment. FMC's sales of phosphorus chemicals were $327.0 million for the year ended December 31, 1999, and $79.2 million for the three months ended March 31, 2000.

   In the third quarter of 2000, FMC received a cash distribution from Astaris of $110.3 million. This amount included $21.5 million in satisfaction of FMC's receivable from the joint venture, resulting from FMC providing its share of operating capital to the joint venture during the interim period between its formation and the procurement of financing from an external source.

   Assets and liabilities transferred by FMC to the joint venture (including inventory, property and all other contributed accounts) have been deconsolidated from FMC's balance sheet. Restructuring charges and asset impairments (Notes 6 and 7) in 2001 resulted in FMC's equity investment in Astaris being fully impaired. FMC's equity investment in Astaris totaled $24.0 million at December 31, 2000.

                                FMC CORPORATION

   The company completed a number of smaller acquisitions and joint venture investments during the years ended December 31, 2001, 2000 and 1999.

NOTE 5   BUSINESS DIVESTITURES

   On July 9, 1999, the company completed the sale of its Bioproducts business to Cambrex Corporation for $38.2 million in cash, resulting in a pre-tax gain of $20.1 million ($12.2 million after tax). The Bioproducts business was included in the Specialty Chemicals segment and had 1999 revenue of $13.3 million (through the date of divestiture).

   On July 31, 1999, FMC completed the sale of its process additives business to Great Lakes Chemical Corporation for $161.1 million in cash, resulting in a gain of $35.4 million on both a pre-tax and after-tax basis. The process additives business was included in the Specialty Chemicals segment and had 1999 revenue of $98.5 million (through the date of divestiture).

   The company also completed a number of smaller divestitures during the years ended December 31, 2001, 2000 and 1999.

NOTE 6   ASSET IMPAIRMENTS

   The company periodically reviews the recorded value of its long-lived assets, to determine if the future cash flows to be derived from these properties will be sufficient to recover the remaining recorded asset values.

   Asset impairments totaled $323.1 million ($233.8 million after tax) for 2001 compared to $10.1 million ($6.2 million after tax) in 2000. Based upon a comprehensive review of FMC's long-lived assets the company recorded asset impairment charges of $211.9 million related to our U.S. based phosphorus business. The components of asset impairments related to this business include a $171.0 million impairment of environmental assets built to comply with a RCRA Consent Decree ("Consent Decree") at the Pocatello, Idaho facility and a $36.5 million impairment charge for the company's investment in Astaris. (See Note 4.) Driving these charges were a decline in market conditions, the loss of a potential site on which to develop economically viable second purified phosphoric acid ("PPA") plant and our agreement to pay into a fund for the Shoshone-Bannock Tribes as a result of an agreement to support a proposal to amend the Consent Decree to permit the earlier closure of the largest remaining waste disposal pond at Pocatello. In addition, FMC recorded an impairment charge of $98.9 million related to its Specialty Chemicals segment's lithium operations in Argentina. The company established this operation, which includes a lithium mine and processing facilities, approximately five years ago in a remote area of the Andes Mountains. With the entry of a South American manufacturer into this business, resulting in decreased revenues and following the continuation of other unfavorable market conditions, the company's lithium assets in Argentina became impaired as the total capital invested is not expected to be recovered. An additional $12.3 million of charges related to the impairment of assets in our cyanide operations.

   During 2000 FMC recorded asset impairments of $10.1 million ($6.2 million after tax). Impairments of $9.0 million were recognized because of the formation of Astaris (Note 4), including the write down of certain phosphorus assets retained by the company and the accrual of costs related to the company's planned closure of two phosphorus facilities. Other impairments were due to the impact of underlying changes within the Specialty Chemicals segment.

   In the third quarter of 1999, FMC recorded asset impairments of $23.1 million ($14.1 million after tax). Asset impairments of $14.7 million were required to write off the remaining net book values of two U.S. lithium

                                FMC CORPORATION
facilities. Both facilities were constructed to run pilot and development quantities for new lithium-based products. During the third quarter of 1999, management determined that it would not be feasible to use the facilities as configured. Additionally, an impairment charge of $8.4 million was required to write off the remaining net book value of a caustic soda facility in Green River, Wyoming. Estimated future cash flows related to this facility indicated that an impairment of the full value had occurred.

NOTE 7   RESTRUCTURING AND OTHER CHARGES

   A change in market conditions and corporate strategy resulted in restructuring and other charges of $280.4 million ($172.1 million after tax) in 2001, a charge of $35.2 million ($21.7 million after tax) in 2000, and a charge $11.1 million ($6.8 million after tax) in 1999.

   During the second quarter of 2001, the company recorded $175.0 million in restructuring and other charges including $160.0 million related to its Industrial Chemicals segment's U.S. based phosphorus business. The components included in restructuring and other charges related to the phosphorus business were as follows: a $68.7 million reserve for further required Consent Decree spending at the Pocatello site; $42.7 million of financing obligations to the Astaris joint venture and other related costs; and a $40.0 million reserve for the payments to the Shoshone-Bannock Tribes and $8.6 million of other related charges. In addition, restructuring charges for the quarter included $8.0 million related to FMC's corporate reorganization. The remaining charges of $7.0 million were for the restructuring of two smaller chemical facilities. The company reduced its workforce by approximately 135 people in connection with these restructuring activities.

   During the third quarter of the year, the company recorded restructuring charges of $8.5 million. These charges were largely for reorganization costs and corporate restructuring activities including severance and contract commitment costs. (See Note 2.)

   FMC recorded restructuring and other charges of $95.9 million in the fourth quarter of 2001. Most of these charges related to the company's decision to shut down operations at Pocatello. These charges include: $36.3 million for its share of Astaris shutdown costs including plant demolition, environmental cleanup, waste removal and other activities; also included are $44.6 million of Pocatello costs related to plant shutdown, severance and other activities. In addition, $12.5 million of severance and other costs related to the Agricultural Products segment were recorded as a result of the company's decision to restructure research and development and certain administrative expenses. The remaining charges reflected restructuring initiatives in our Specialty Chemicals segment and in corporate.

   The following table shows a rollforward of restructuring and other reserves for 2001 and the related spending and other changes:

                      Workforce-Related,
                      Facility Shutdown                               Financing
                       Costs and Other                   Consent     Obligations
                           Reserves      Tribal Fund(1) Decree(1)   to Astaris(1) Reorganization  Total
                      ------------------ -------------- ---------   ------------- -------------- -------
                                                         (In Millions)
Reserve at 12/31/2000       $  4.8           $   --      $   --        $   --         $   --     $   4.8
Increase in reserves.         97.3             40.0        68.7          42.7           31.7       280.4
Cash payments........        (23.7)           (30.0)      (34.2)        (14.7)          (8.0)     (110.6)
Non-cash charges.....         (5.8)              --       (34.5)(2)        --          (15.1)(3)   (55.4)
                            ------           ------      ------        ------         ------     -------
Reserve at 12/31/2001       $ 72.6           $ 10.0      $   --        $ 28.0         $  8.6     $ 119.2
                            ======           ======      ======        ======         ======     =======

--------
(1) Phosphorus related.
(2) Relates to a change in the reserve as a result of the company's decision to shut down operations at Pocatello.
(3) Costs related to the spin-off of Technologies reclassified to discontinued operations.

                                FMC CORPORATION

   FMC reduced its workforce by approximately 182 people in connection with the third and fourth quarter restructuring activities.

   During 2000, the company recorded restructuring and other charges of $35.2 million ($21.7 million after tax). Restructuring charges of $20.6 million were attributable to the formation of Astaris and the concurrent reorganization of our Industrial Chemicals sales, marketing and support organizations, the reduction of office space requirements in our Philadelphia chemical headquarters and pension expense related to the separation of phosphorus personnel from the company. In addition, the company recorded environmental accruals of $12.5 million because of increased cost estimates for ongoing remediation of several phosphorus properties. Other restructuring charges included $2.1 million for other projects. Of the approximately 350 employee severances that were expected to occur through the completion of these programs in 2000, 281 occurred at December 31, 2000 while the remainder occurred in 2001. Spending related to this reserve was $14.9 million in 2000 and $0.5 million in 2001. Non-cash charges were $2.5 million in 2000.

   In the third quarter of 1999, we recorded restructuring and other charges of $11.1 million ($6.8 million after tax). Restructuring and other charges of $9.2 million resulted primarily from strategic decisions to divest or restructure a number of businesses and support departments, including certain Agricultural Products and certain corporate and shared service support departments. The remaining charge related to actions, including headcount reductions, required to achieve planned synergies from acquisitions of businesses in Specialty Chemicals.

NOTE 8   INVENTORIES

   The current replacement cost of inventories exceeded their recorded values by $194.9 million at December 31, 2001 and $190.6 million at December 31, 2000. The effect of reducing certain LIFO quantities carried at lower than prevailing costs was not material to LIFO expense in 2001 and 2000. Approximately 60 percent of inventories in 2001 and 59 percent in 2000 are recorded on the LIFO basis.

   Inventories consisted of the following:

                                                    December 31
                                                   -------------
                                                    2001   2000
                                                   ------ ------
                                                   (In Millions)
                Finished goods and work in process $141.7 $119.8
                Raw materials.....................   65.5   51.6
                                                   ------ ------
                Net inventory..................... $207.2 $171.4
                                                   ====== ======

                                FMC CORPORATION

NOTE 9   PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consisted of the following:

                                                   December 31
                                                -----------------
                                                  2001     2000
                                                -------- --------
                                                  (In Millions)
              Land and land improvements....... $  156.0 $  155.1
                                                -------- --------
              Buildings........................    375.7    363.9
              Machinery and equipment..........  1,929.4  2,172.8
              Construction in progress.........     77.1    130.3
                                                -------- --------
              Total cost.......................  2,538.2  2,822.1
              Accumulated depreciation.........  1,450.4  1,463.3
                                                -------- --------
              Net property, plant and equipment $1,087.8 $1,358.8
                                                ======== ========

   Depreciation expense was $112.2 million, $116.3 million and $116.5 million in 2001, 2000 and 1999, respectively.

NOTE 10   INCOME TAXES

   Domestic and foreign components of income from continuing operations before income taxes and the cumulative effect of a change in accounting principle are shown below:

                                Year Ended December 31
                                ----------------------
                                 2001       2000   1999
                                -------    ------ ------
                                    (In Millions)
                       Domestic $(537.3)   $ 64.1 $ 41.3
                       Foreign.    64.4      94.5  153.8
                                -------    ------ ------
                       Total... $(472.9)   $158.6 $195.1
                                =======    ====== ======

   The provision (benefit) for income taxes attributable to income (loss) from continuing operations before a cumulative effect of a change in accounting principle consisted of:

                                   Year Ended December 31
                                   ----------------------
                                    2001     2000   1999
                                   -------  ------  -----
                                        (In Millions)
                     Current:
                        Federal... $  10.5  $ 17.3  $12.0
                        Foreign...    22.0    32.1   21.1
                        State.....     1.2     2.6   (0.6)
                                   -------  ------  -----
                     Total current    33.7    52.0   32.5
                     Deferred.....  (200.3)  (19.0)   3.9
                                   -------  ------  -----
                     Total........ $(166.6) $ 33.0  $36.4
                                   =======  ======  =====

                                FMC CORPORATION

   Total income tax provisions (benefits) were allocated as follows:

                                                                             Year Ended December 31
                                                                             ---------------------
                                                                              2001    2000   1999
                                                                             -------  -----  -----
                                                                                 (In Millions)
Continuing operations before the cumulative effect of a change in accounting principle................................................................. $(166.6) $33.0  $36.4
Discontinued operations.....................................................    12.0   (2.7)  19.6
Cumulative effect of a change in accounting principle.......................    (0.9)    --     --
Items charged directly to stockholders' equity..............................    (7.1)  (3.0)  (1.1)
                                                                             -------  -----  -----
Total....................................................................... $(162.6) $27.3  $54.9
                                                                             =======  =====  =====

   Significant components of the deferred income tax provision (benefit) attributable to income (loss) from continuing operations before income taxes and the cumulative effect of a change in accounting principle are as follows:

                                                                       Year Ended December 31
                                                                       ----------------------
                                                                        2001     2000   1999
                                                                       -------  ------  -----
                                                                            (In Millions)
Deferred tax (exclusive of the valuation allowance)................... $(204.3) $(19.0) $ 5.0
Increase (decrease) in the valuation allowance for deferred tax assets     4.0      --   (1.1)
                                                                       -------  ------  -----
Deferred income tax provision (benefit)............................... $(200.3) $(19.0) $ 3.9
                                                                       =======  ======  =====

   Significant components of the company's deferred tax assets and liabilities were attributable to:

                                                                        December 31
                                                                      --------------
                                                                       2001    2000
                                                                      ------  ------
                                                                       (In Millions)
Reserves for discontinued operations, environmental and restructuring $347.4  $109.0
Accrued pension and other postretirement benefits....................   32.4    49.1
Other reserves.......................................................   56.2    75.2
Alternative minimum and foreign tax credit carryforwards.............   72.8    52.4
Net operating loss carryforwards.....................................    5.3     1.2
Other................................................................   21.8     1.5
                                                                      ------  ------
Deferred tax assets..................................................  535.9   288.4
Valuation allowance..................................................  (18.0)  (14.0)
                                                                      ------  ------
Deferred tax assets, net of valuation allowance...................... $517.9  $274.4
                                                                      ------  ------
Property, plant and equipment........................................ $166.7  $110.2
Other................................................................    8.0    21.3
                                                                      ------  ------
Deferred tax liabilities............................................. $174.7  $131.5
                                                                      ======  ======
                                                                      ------  ------
Net deferred tax assets.............................................. $343.2  $142.9
                                                                      ======  ======

                                FMC CORPORATION

   The company has recognized that it is more likely than not that certain future tax benefits may not be realized as a result of current and future income. Accordingly, the valuation allowance has been increased in the current year to reflect lower than anticipated net deferred tax asset utilization.

   The effective income tax rate applicable to income from continuing operations before income taxes and the cumulative effect of a change in accounting principle were different from the statutory U.S. Federal income tax rate due to the factors listed in the following table:

   (Percent of income from continuing operations before income taxes and the cumulative effect of a change in accounting principle)

                                                                   Year Ended December 31
                                                                   ---------------------
                                                                    2001      2000  1999
                                                                   ----       ----  ----
Statutory U.S. tax rate........................................... (35%)       35%   35%
                                                                   ---        ---   ---
Net difference:
U.S export sales benefit..........................................  (2)        (4)   (3)
Percentage depletion..............................................  (1)        (4)   (4)
State and local income taxes, less federal income tax benefit.....  (5)         1     0
Foreign earnings subject to different tax rates...................  (2)       (10)  (11)
Impact of Argentina asset impairment..............................   8          0     0
Non-taxable portion of gain on sale of business...................   0          0    (6)
Tax on intercompany dividends and deemed dividend for tax purposes   1          1     1
Nondeductible expenses............................................   1          1     1
Minority interests................................................   1          1     1
Equity in earnings of affiliates not taxed........................  (1)        (1)    0
Change in valuation allowance.....................................   0          0     6
Other.............................................................   0          1    (1)
                                                                   ---        ---   ---
Total difference..................................................   0        (14)  (16)
                                                                   ---        ---   ---
Effective tax rate................................................ (35%)       21%   19%
                                                                   ===        ===   ===

   FMC's federal income tax returns for years through 1997 have been examined by the Internal Revenue Service ("IRS") and substantially all issues have been settled. Management believes that adequate provision for income taxes has been made for the open years 1998 and after and for any unsettled issues prior to 1998. U.S. income taxes have not been provided for the equity in undistributed earnings of foreign consolidated subsidiaries ($297.4 million and $371.3 million at December 31, 2001 and 2000, respectively) or foreign unconsolidated subsidiaries and affiliates ($14.5 million and $15.8 million at December 31, 2001 and 2000, respectively). Restrictions on the distribution of these earnings are not significant. Foreign earnings taxable to the company as dividends were $94.3 million, $51.5 million and $126.2 million in 2001, 2000 and 1999, respectively.

                                FMC CORPORATION

NOTE 11  DEBT

Long-term Debt

   Long-term debt consists of the following:

                                                                                              December 31
                                                                                             -------------
                                                                                              2001   2000
                                                                                             ------ ------
                                                                                             (In Millions)
Pollution control and industrial revenue bonds, 3.2% to 7.1%, due 2001 to 2032.............. $221.8 $204.0
Debentures, 6.375%, due 2003, less unamortized discount (2001 - $0.2; 2000 - $0.3), effective rate 6.4%.......................................................................  160.3  199.7
Debentures, 7.75%, due 2011, less unamortized discount (2001 - $0.3; 2000 - $0.6), effective
  rate 7.8%.................................................................................   45.2   82.4
Medium-term notes, 6.38% to 7.32%, due 2002 to 2008, less unamortized discounts (2001 -
  $0.7, 2000 - $1.1) effective rates 6.4% to 7.4%...........................................  330.9  368.4
Exchangeable senior subordinated debentures, 6.75%, due 2005................................   28.8   39.9
Other.......................................................................................     --    0.1
                                                                                             ------ ------
Total.......................................................................................  787.0  894.5
Less: current portion.......................................................................  135.2   22.7
                                                                                             ------ ------
Long-term portion........................................................................... $651.8 $871.8
                                                                                             ====== ======

   FMC maintains a universal shelf registration under which, at December 31, 2001, $345.0 million of debt or equity securities could be issued. During 2001 and 2000, the company did not issue new long-term debt. During 1999 the company borrowed $50.0 million at 6.45 percent interest with a maturity of 2032 from the proceeds of Power County, Idaho's Solid Waste Disposal Revenue Bonds. Undrawn bond proceeds of $8.4 million and $9.8 million at December 31, 2001 and 2000, respectively, are included in investments on the consolidated balance sheets and are being used to fund capital projects related to solid waste disposal.

   At December 31, 2001, long-term debt included $28.8 million in exchangeable senior subordinated debentures bearing interest at 6.75 percent, maturing in 2005 and exchangeable by the holders at any time into common stock of Meridian Gold, Inc. (NYSE: MDG), the successor of a former subsidiary of FMC, at an exchange price of $15.125 per share, subject to adjustment. The company no longer holds any shares of Meridian Gold and under the terms of the agreement may pay the holders in cash an amount equal to the market price of Meridian Gold common stock in lieu of delivery of the shares. The debentures are subordinated in right of payment to all existing and future indebtedness of the company. The debentures are currently redeemable at the option of FMC at par plus accrued interest upon at least thirty days prior written notice. The company redeemed $11.1 million of these debentures during 2001 and $8.5 million during 2000.

   The company redeemed $117.2 million, $42.5 million and $250.0 million in debentures and medium-term notes in 2001, 2000 and 1999, respectively. These debentures and notes had maturity dates ranging from 2001 through 2011, with interest rates at 6.375 percent to 7.75 percent.

Short-term Debt

   Short-term debt of $136.5 million at December 31, 2001 and $113.0 million at December 31, 2000 consisted of commercial paper, borrowings under credit facilities, and foreign borrowings.

                                FMC CORPORATION

   The company elected not to renew an unused 364-day committed credit facility for $350.0 million that expired in July 2000. In July 2001, the company elected to reduce the availability of the committed $450.0 million non-amortizing revolving credit agreement to $300.0 million. In December 2001, the company replaced the $300.0 million credit agreement with a committed $240.0 million non-amortizing revolving credit agreement due in December 2002. The total amount outstanding under this facility at December 31, 2001 was $68.0 million. No amounts were outstanding under the former credit facility at December 31, 2000. Among other restrictions, the credit agreement contains financial covenants related to leverage (measured as the ratio of debt to adjusted earnings), interest coverage (measured as the ratio of interest expense to adjusted earnings), and consolidated net worth. FMC was in compliance with all debt covenants at December 31, 2001. In January 2002 the company arranged a supplemental $50.0 million committed credit facility to meet short-term seasonal financing needs. This credit facility expires on August 31, 2002.

   The company's short-term commercial paper program is supported by committed credit facilities and provides for the issuance of up to $300.0 million in aggregate maturity value of commercial paper at any given time. Commercial paper of $33.0 million was outstanding at December 31, 2001 and $16.8 million was outstanding at December 31, 2000. Effective rates on commercial paper were
3.2 percent at December 31, 2001 and 6.6 percent at December 31, 2000.

   Outstanding foreign and other short-term borrowings totaled $35.5 million at December 31, 2001 and $46.2 million at December 31, 2000.

   The company had advances under uncommitted credit facilities of $50.0 million at December 31, 2000. There were no outstanding uncommitted credit facilities balances at December 31, 2001.

Compensating Balance Agreements

   FMC maintains informal credit arrangements in many foreign countries. Foreign lines of credit, which include overdraft facilities, typically do not require the maintenance of compensating balances, as credit extension is not guaranteed but is subject to the availability of funds.

                                FMC CORPORATION

NOTE 12 PENSIONS AND OTHER POSTRETIREMENT BENEFITS

   The funded status of the company's domestic qualified and non-qualified pension plans, the United Kingdom pension plan, the defined benefit portion of the company's Canadian retirement plan and the company's domestic postretirement healthcare and life insurance benefit plans for continuing operations, together with the associated balances recognized in the company's consolidated financial statements as of December 31, were as follows:

                                                               Pensions        Other Benefits
                                                          ------------------  ---------------
                                                                      December 31
                                                          -----------------------------------
                                                            2001      2000     2001    2000
                                                          --------  --------  ------  -------
                                                                     (In Millions)
Accumulated benefit obligation:
Plans with unfunded accumulated benefit obligation....... $   26.9  $   43.6  $   --  $    --
                                                          --------  --------  ------  -------
Change in benefit obligation:
Benefit obligation at January 1.......................... $1,001.8  $1,029.5  $105.0  $ 108.9
 Spin-off of Technologies (Note 2).......................   (361.3)       --   (35.1)      --
 Service cost............................................     12.0      24.9     1.0      2.2
 Interest cost...........................................     46.8      72.1     5.6      7.9
 Actuarial (gain) or loss................................     44.6     (19.9)   16.5     (5.4)
 Amendments..............................................     (3.2)      0.8     1.0       --
 Divestitures............................................     (8.3)    (47.6)     --       --
 Foreign currency exchange rate changes..................     (0.5)    (13.1)     --       --
 Curtailments and settlements............................     (6.9)     (1.1)     --       --
 Plan conversion.........................................       --       5.7      --       --
 Plan participants' contributions........................      0.2       1.1     5.2      5.6
 Special termination benefits............................       --       3.2      --       --
 Benefits paid...........................................    (38.1)    (53.8)  (11.8)   (14.2)
                                                          --------  --------  ------  -------
Benefit obligation at December 31........................    687.1   1,001.8    87.4    105.0
                                                          --------  --------  ------  -------
Change in fair value of plan assets:
Fair value of plan assets at January 1...................    953.9     909.4      --       --
 Spin-off of Technologies (Note 2).......................   (328.9)       --      --       --
 Actual return on plan assets............................     33.8     140.8      --       --
 Divestitures............................................     (8.7)    (47.6)     --       --
 Curtailments and settlements............................     (8.1)     (1.3)     --       --
 Foreign currency exchange rate changes..................     (0.6)    (14.2)     --       --
 Company contributions...................................     28.0      11.4     6.6      8.6
 Plan conversion.........................................       --       8.1      --       --
 Plan participants' contributions........................      0.2       1.1     5.2      5.6
 Benefits paid...........................................    (38.1)    (53.8)  (11.8)   (14.2)
                                                          --------  --------  ------  -------
Fair value of plan assets at December 31.................    631.5     953.9      --       --
                                                          --------  --------  ------  -------
Funded status of the plan (liability)....................    (55.6)    (47.9)  (87.4)  (105.0)
Unrecognized actuarial loss (gain).......................     20.6     (31.7)   12.3     (6.7)
Unrecognized prior service cost (income).................      7.5      20.0   (13.2)   (30.3)
Unrecognized transition asset............................     (0.9)    (13.4)     --       --
Net amount recognized in the balance sheet
  for discontinued operations at December 31.............       --      24.9      --     47.4
                                                          --------  --------  ------  -------
Net amount recognized in the balance sheet at December 31 $  (28.4) $  (48.1) $(88.3) $ (94.6)
                                                          ========  ========  ======  =======
Prepaid benefit cost..................................... $    1.2  $   12.6  $   --  $    --
Accrued benefit liability................................    (40.3)    (97.9)  (88.3)  (142.0)
Intangible asset.........................................      2.4       5.5      --       --
Accumulated other comprehensive income...................      8.3       6.8      --       --
Net amount recognized in the balance sheet
  for discontinued operations at December 31.............       --      24.9      --     47.4
                                                          --------  --------  ------  -------
Net amount recognized in the balance sheet at December 31 $  (28.4) $  (48.1) $(88.3) $ (94.6)
                                                          ========  ========  ======  =======

                                FMC CORPORATION

   The following table summarizes the assumptions used and the components of net annual benefit cost (income) for the years ended December 31:

                                                     Year Ended December 31
                                          -------------------------------------------
                                                 Pensions            Other Benefits
                                          ----------------------  -------------------
                                           2001    2000    1999   2001   2000   1999
                                          ------  ------  ------  -----  -----  -----
Assumptions as of September 30:
Discount rate............................   7.00%   7.50%   7.50%  7.00%  7.50%  7.50%
Expected return on assets................   9.25%   9.25%   9.25%    --     --     --
Rate of compensation increase............   4.25%   4.25%   5.00%    --     --     --
Components of net annual benefit cost (in
  millions):
 Service cost............................ $ 12.0  $ 12.3  $ 17.9  $ 0.9  $ 1.2  $ 1.4
 Interest cost...........................   46.8    48.0    45.8    5.6    5.3    5.0
 Expected return on plan assets..........  (55.1)  (56.4)  (55.2)    --     --     --
 Amortization of transition asset........   (4.9)  (16.0)  (15.8)    --     --     --
 Amortization of prior service cost......    2.0     2.9     3.0   (6.0)  (6.1)  (6.1)
 Recognized net actuarial (gain) loss....   (1.2)   (1.4)   (0.6)  (0.3)  (0.3)    --
 Curtailment and settlement..............    4.2     0.2      --     --     --     --
                                          ------  ------  ------  -----  -----  -----
Net annual benefit cost (income) from
  continuing operations.................. $  3.8  $(10.4) $ (4.9) $ 0.2  $ 0.1  $ 0.3
Net annual benefit cost from discontinued
  operations.............................     --     5.0     8.0     --    0.2    0.7
                                          ------  ------  ------  -----  -----  -----
Net annual benefit cost (income)......... $  3.8  $ (5.4) $  3.1  $ 0.2  $ 0.3  $ 1.0
                                          ======  ======  ======  =====  =====  =====

   The change in the discount rate used in determining domestic pension and other postretirement benefit obligations from 7.50 percent to 7.00 percent increased the projected pension and other postretirement benefit obligations by $39.6 million and $4.4 million, respectively, at December 31, 2001.

   Effective May 1, 2001, in connection with the IPO of Technologies, the company transferred $251.5 million in qualified domestic pension plan assets to Technologies' pension trust. As a result of the transfer, the company's qualified pension plan obligation was reduced by $262.3 million. This initial allocation of assets and obligations between the company's and Technologies' plans and trusts was estimated. The final allocation of obligations following agreements entered into by the company and Technologies pursuant to the separation and in accordance with the Employee Retirement Income Security Act of 1974 ("ERISA") guidelines will be determined during 2002. Also in connection with the IPO of Technologies, the benefit obligation for the company's nonqualified pension plans was reduced by approximately $21.0 million. The company also transferred $77.4 million in foreign pension plan assets to Technologies' foreign plans and trusts, which in turn reduced the company's foreign pension plan obligation by approximately $78.0 million. In addition, effective December 31, 2001, a portion of the company's domestic other postretirement benefit obligations was assumed by Technologies.

   In connection with the 1999 divestiture of the process additives business (Note 5), the company transferred $8.7 million in qualified domestic pension plan assets to the buyer's pension plan during 2001, and in turn reduced the company's qualified pension plan obligation by $8.3 million.

   The postretirement medical obligations shown reflect a change in the assumed medical trend rate effective December 31, 2001. For measurement purposes, 10 percent and 12 percent increases in the per capita cost of

                                FMC CORPORATION
health care benefits for pre-65 and post-65 retirees, respectively, were assumed for 2002, grading down to an ultimate rate of 6 percent in 2009 and later years. The ultimate rate assumption used previously was 5 percent for 2001 and later years.

   The change in the rate of compensation increase used in determining pension plan obligations from 5.00 percent to 4.25 percent decreased the projected benefit obligation by approximately $20.0 million at December 31, 2000.

   Assumed health care cost trend rates have an effect on the amounts reported for the health care plan. A one-percentage point change in the assumed health care cost trend rates would have the following effects at December 31, 2001:

                                                                      One Percentage One Percentage
                                                                      Point Increase Point Decrease
                                                                      -------------- --------------
                                                                              (In Millions)
Effect on total of service and interest cost components of net annual
  benefit cost (income)..............................................      $0.2          $(0.1)
Effect on postretirement benefit obligation..........................      $2.4          $(2.1)

   The company has adopted SFAS No. 87, "Employer's Accounting for Pensions," for its defined benefit plans for substantially all employees in the United Kingdom and Canada. The financial impact of compliance with SFAS No. 87 for other non U.S. pension plans is not materially different from the locally reported pension expense. The cost of providing pension benefits for foreign employees, net of the cost associated with Technologies' foreign pension plans in 2000 and 1999, was $1.6 million in 2001, $1.2 million in 2000 and $6.7 million in 1999.

   As a result of the 1999 divestiture of the process additives business (Note
5), the FMC United Kingdom pension plan transferred $47.6 million of assets and liabilities to the buyer's pension plan in September 2000.

   In April 2000, the company formed Astaris, a joint venture (Note 4). As a result, the former Phosphorus Chemical Division's active employees began receiving benefits under Astaris plans and are not accruing further benefit in the FMC plan, the effect of which was a reduction in annual service cost of approximately $2.0 million. Under the joint venture agreement, Astaris agreed to fund an equal portion of FMC's and Solutia's future postretirement benefit payments. FMC's receivable from Astaris, representing the minimum amount of cash to be received under this portion of the agreement, amounted to $17.4 million at December 31, 2001 and $18.9 million at December 31, 2000, and is included as part of the company's recorded investment in the joint venture.

   FMC Corporation Savings and Investment Plan. The FMC Corporation Savings and Investment Plan (formerly known as the FMC Employees' Thrift and Stock Purchase Plan) is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all domestic employees of the company may participate by contributing a portion of their compensation. The company matches contributions up to specified percentages of each employee's compensation depending on how the employee allocates his or her contributions. On September 28, 2001, in connection with the spin-off of Technologies, the company transferred the 401(k) plan assets relating to Technologies' plan participants to a separate trust established for the Technologies' Savings and Investment Plan. Charges against income for the company's matching contributions, net of forfeitures and net of matching contributions associated with Technologies (for 2000 and 1999 only) were $7.3 million in 2001, $7.7 million in 2000, and $8.4 million in 1999.

                                FMC CORPORATION

NOTE 13  ENVIRONMENTAL OBLIGATIONS

   FMC is subject to various federal, state and local environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials. The company is also subject to liabilities arising under CERCLA and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment. In addition, the company is subject to liabilities under the RCRA and analogous state laws that require owners and operators of facilities that treat, store or dispose of hazardous waste to follow certain waste management practices and to clean up releases of hazardous waste into the environment associated with past or present practices.

   FMC has been named a PRP at 27 sites on the government's National Priority List. In addition, the company also has received notice from the EPA or other regulatory agencies that the company may be a PRP, or PRP equivalent, at other sites, including 55 sites at which the company has determined that it is reasonably possible that it has an environmental liability. FMC, in cooperation with appropriate government agencies, is currently participating in, or has participated in, RI/FS or their equivalent at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, RI/FS have just begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or RODs have been issued.

   Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which the company is alleged to have disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. The company has provided reserves for potential environmental obligations that management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, total reserves of $260.4 million and $232.0 million, respectively, before recoveries, were recorded at December 31, 2001 and 2000. The long-term portion of these reserves is included in the reserve for discontinued operations and other liabilities on the consolidated balance sheets and amounted to $244.1 million and $222.0 million at December 31, 2001 and 2000, respectively. In addition, the company has estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $70.0 million at December 31, 2001.

   The company's total environmental reserves include $245.7 million and $218.3 million for remediation activities and $14.7 million and $13.7 million for RI/FS costs at December 31, 2001 and 2000, respectively. For the years 2001, 2000 and 1999, FMC charged $31.3 million, $44.3 million and $20.9 million, respectively, against established reserves for remediation spending, and $12.1 million, $9.2 million and $43.3 million, respectively, against reserves for spending on RI/FS. FMC anticipates that the remediation and RI/FS expenditures for current operating, previously operated and other sites will continue to be significant for the foreseeable future.

   To ensure FMC is held responsible only for its equitable share of site remediation costs, FMC has initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. FMC has recorded recoveries, representing probable realization of claims against insurance companies, U.S. government agencies and other third parties, of $41.3 million and $46.9 million, respectively, at December 31, 2001 and 2000 (all of which is recorded as an offset to the reserve for discontinued operations and other liabilities). Cash recoveries for the years 2001, 2000 and 1999 were $12.5 million, $14.2 million and $56.9 million, respectively. Recoveries in 1999 included a settlement with a consortium of FMC's general liability insurance carriers. During 2001 and 2000, the company recognized additional receivables for recoveries of $6.9 million and $0.9 million, respectively.

                                FMC CORPORATION

   In October of 2001, the Astaris joint venture announced its plans to cease production at the Pocatello, Idaho elemental phosphorus facility. FMC is responsible for decommissioning of the plant and remediation of the site at an estimated incremental after-tax cost (net of expected recoveries from Astaris) of $46.7 million, which the company has reserved at December 31, 2001. The estimated closure and remediation costs include the remaining costs of compliance with a June 1999 Consent Decree settling outstanding violations under RCRA at the Pocatello facility and costs to be incurred under a 1998 ROD under CERCLA which addresses previously closed ponds on the Pocatello facility portion of the Eastern Michaud Flats Superfund Site. FMC had previously signed a Consent Decree under CERCLA to implement this ROD, which was lodged in court on July 21, 1999. On August 3, 2000, the Department of Justice ("DOJ") withdrew the CERCLA Consent Decree and announced that it needed to review the administrative record supporting its remedy selection decision. FMC believes its reserves for environmental costs adequately provide for the estimated costs of the existing ROD for the site, the expenses previously described related to the RCRA Consent Decree and the incremental costs associated with the decommissioning and remediation of the facility associated with the cessation of production. Management cannot predict the potential changes in the scope of the ROD, if any, resulting from the EPA's remedy review, nor estimate the potential incremental costs, if any, of such changes.

   In October 2001, the company made a $30.0 million payment into a fund for the Shoshone-Bannock Tribes as a result of a second quarter agreement to support a proposal to amend the RCRA Consent Decree permitting the earlier closure of the largest remaining waste disposal pond at Pocatello. The company reserved $40.0 million in the second quarter of 2001 for this payment. The remaining balance of the reserve will be paid in five equal annual installments starting in 2002.

   In the second quarter of 2000, FMC recorded a charge of $12.5 million (net of $0.9 million of anticipated recoveries) to provide additional reserves for ongoing remediation of several phosphorus properties. Although these properties are part of the Astaris joint venture (Note 4), FMC retains certain remedial liabilities associated with the properties. In the fourth quarter of 1999, FMC provided $25.9 million (net of recoveries of $8.9 million), for environmental costs of discontinued operations (Note 3). FMC also provided $1.6 million related to environmental costs of continuing operations in 1999.

   On October 21, 1999, the Federal District Court for the Western District of Virginia approved a consent decree signed by the company, the EPA (Region III) and the DOJ regarding past response costs and future clean- up work at the discontinued fiber-manufacturing site in Front Royal, Virginia. As part of a prior settlement, government agencies are expected to reimburse FMC for approximately one third of the clean-up costs due to the government's role at the site. FMC's $70 million portion of the settlement was charged to earnings in 1998 and prior years.

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

   The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter or year's results of operations in the future. Management, however, believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on the company's liquidity or financial condition and may be satisfied over the next 20 years or longer.

   Regarding current operating sites, the company spent $87.4 million, $79.4 million and $64.0 million for the years 2001, 2000 and 1999, respectively, on capital projects relating to environmental control facilities, the majority of which is associated with the RCRA Consent Decree discussed above. The company expects to spend approximately $15.9 million and $12.1 million in 2002 and 2003, respectively. Additionally, in 2001, 2000 and

                                FMC CORPORATION

1999, FMC spent $35.9 million, $44.0 million and $61.1 million, respectively, for environmental compliance costs, which are an operating cost of the company and are not covered by established reserves.

NOTE 14   INCENTIVE COMPENSATION PLANS

   The FMC 1995 Management Incentive Plan and the FMC 1995 Stock Option Plan, approved by the stockholders on April 21, 1995, provided certain incentives and awards to key employees. In 2000, the Compensation and Organization Committee of the Board of Directors (the "Committee") which, subject to the provisions of the plans, reviews and approves financial targets, and the times and conditions for payment, adopted the FMC Corporation Stock Appreciation Rights and Phantom Stock Plan to provide equity-based cash compensation to foreign employees. Effective February 16, 2001, the FMC 1995 Management Incentive Plans and the FMC Corporation Stock Appreciation Rights and Phantom Stock Plans were merged with, and into, the FMC 1995 Stock Option Plan. The merged plan was restated and renamed the FMC Corporation Incentive Compensation and Stock Plan (the "Plan") and was approved by the stockholders on April 20, 2001. The provisions for incentives under the Plan provide for the grant of multi-year incentive awards payable partly in cash and partly in common stock.

   The provisions under the Plan and its predecessor plans for stock options provide for regular grants of common stock options, which may be incentive and/or nonqualified stock options. The exercise price for stock options is not less than the fair market value of the stock at the date of grant. Options are exercisable at the time designated by the Committee in the option (four years for grants prior to 1995 and three years for grants during 1995 and thereafter). Incentive and nonqualified options expire not later than 10 years from the grant date (15 years for grants prior to 1996).

   Under the plans adopted in 1995, three million shares became available for awards and options granted in 1995 and later years. These shares are in addition to the shares available from the predecessor plans. Cancellation (through expiration, forfeiture or otherwise) of outstanding awards and options granted after 1989 increases the shares available for future awards or grants. On February 16, 2001, the Committee approved an additional 800,000 shares for use under the Plan. At December 31, 2001, 2.3 million shares were available for future use under these plans. On February 14, 2002, the Committee approved an adjustment to the share allocation, increasing it to 4.4 million, based on a conversion factor of approximately 1.9, to reflect the change in the value of the stock options and restricted shares following the spin-off of Technologies. The Plan was also amended to change the total number of shares under the Plan from 3.8 million to 7.2 million.

   The company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for options under the Plan been determined based on the fair value at the grant date for awards in 2001, 2000 and 1999, consistent with the provisions of SFAS No. 123, the company's net income and diluted earnings per share for the three years ended December 31, 2001 would have been reduced to the pro forma amounts indicated below:

                                                 2001        2000       1999
                                                -------     -------    -------
                                               (Net Income (Loss) in Millions)
Net income (loss)--as reported................  $(337.7)    $ 110.6    $ 212.6
Net income (loss)--pro forma..................  $(344.1)    $ 109.8    $ 211.2
Diluted earnings (loss) per share--as reported  $(10.86)    $  3.50    $  6.57
Diluted earnings (loss) per share--pro forma..  $(11.07)    $  3.48    $  6.52

                                FMC CORPORATION

   For 2000 and 1999, pro forma net income and pro forma diluted earnings per share have been reclassified to reflect the changes in stock-based compensation related to the distribution of net assets related to the spin-off of Technologies (Note 2).

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 0 percent for all years; expected volatility of 33.0 percent, 30.7 percent and 22.9 percent; risk-free interest rates of 4.8 percent, 6.7 percent and 5.1 percent; and expected lives of 5 years for all grants. The weighted average fair value of stock options, calculated using the Black-Scholes option-pricing model, granted during the years ended December 31, 2001, 2000 and 1999 was $27.75, $19.94 and $15.07, respectively.

   The tables and discussion below reflect revised share amounts and prices, using a conversion factor of 1.9 established on December 31, 2001, based on a ratio of FMC and Technologies closing stock prices on that date, following the spin-off of Technologies (Note 2).

   The following summary shows stock option activity for the three years ended December 31, 2001:

                                               Number of Shares          Weighted-Average
                                          Optioned But Not Exercised Exercise Price Per Share
                                          -------------------------- ------------------------
                                                    (Number of Shares in Thousands)
December 31, 1998
(3,306 shares exercisable)...............            6,013                    $28.77
Granted..................................              667                    $25.18
Exercised................................             (204)                   $21.68
Forfeited................................             (299)                   $32.68
                                                    ------                    ------
December 31, 1999
(3,857 shares exercisable)...............            6,177                    $28.42
Granted..................................              385                    $26.69
Exercised................................             (505)                   $22.89
Forfeited................................             (197)                   $32.59
                                                    ------                    ------
December 31, 2000
(4,118 shares exercisable)...............            5,860                    $28.65
Granted..................................              793                    $38.65
Exercised................................             (971)                   $24.69
Forfeited................................             (128)                   $31.38
Cancelled due to spin-off of Technologies           (1,699)                   $38.85
                                                    ------                    ------
December 31, 2001
(2,716 shares exercisable)...............            3,855                    $30.84
                                                    ======                    ======

                                FMC CORPORATION

   The following tables summarize information about fixed-priced stock options outstanding at December 31, 2001:

                                               Options Outstanding
                         ----------------------------------------------------------------
                          Number Outstanding  Weighted-Average Remaining Weighted-Average
                         at December 31, 2001      Contractual Life       Exercise Price
Range of Exercise Prices    (in Thousands)            (in Years)            Per Share
------------------------ -------------------- -------------------------- ----------------
   $ 15.47 - $ 23.60....          344                    3.7                  $16.96
   $ 24.26 - $ 31.28....        1,423                    7.1                  $25.82
   $ 32.13 - $ 37.31....        1,386                    5.2                  $35.35
   $ 38.42 - $ 43.28....          702                    9.1                  $38.90
                                -----                    ---                  ------
   Total................        3,855                    6.5                  $30.84
                                =====                    ===                  ======

                                           Options Exercisable
                                  -------------------------------------
                                   Number Exercisable  Weighted-Average
                                  at December 31, 2001  Exercise Price
         Range of Exercise Prices    (in thousands)       Per Share
         ------------------------ -------------------- ----------------
            $ 15.47 - $ 23.60....          344              $16.96
            $ 24.26 - $ 32.13....        1,462              $27.90
            $ 34.36 - $ 43.28....          910              $37.05
                                         -----              ------
            Total................        2,716              $29.58
                                         =====              ======

   On January 2, 2002, an additional 155,380 shares became exercisable at prices ranging from $25.18 to $25.31 with an expiration date of March 22, 2009.

   Under the Plan, discretionary awards of restricted stock may be made to selected employees. The awards vest over a period designated by the Committee, with payment conditional upon continued employment. Compensation cost is recognized over the vesting period based on the market value of the stock on the date of the award. At December 31, 2001, 486,436 shares of restricted stock were outstanding under the plan.

   Under the FMC Deferred Stock Plan for Non-Employee Directors, a portion of the annual retainer for these directors was deferred and paid in the form of shares of the company's common stock upon retirement or other termination of their directorships. Effective January 1, 1997, the Board of Directors approved a comprehensive compensation plan that terminated the retirement plan for directors and increased the proportion of director compensation paid in common stock of the company. Benefits provided for and earned under the former plan were converted into stock units payable in shares of common stock of the company upon retirement from the Board based on the fair market value of the common stock on December 31, 1996. At December 31, 2001, stock units representing an aggregate of 37,718 shares of stock were credited to the non-employee directors' accounts. In 1998 and 1999, non-employee directors were also granted options to purchase shares of stock at the fair market value of the stock at the date of grant. At December 31, 2001, options for 46,040 shares were outstanding at prices ranging from $33.76 to $40.56. These grants vested one year from the grant date and expire after ten years. Beginning in 2000, non-employee directors were paid in restricted stock units in lieu of stock options. The restriction on these shares lapsed on April 20, 2001. The shares, however, will not be paid out until retirement from the Board. At December 31, 2001 and December 31, 2000 units representing 14,941 shares and 15,251 shares of stock were outstanding, respectively.

                                FMC CORPORATION

NOTE 15  STOCKHOLDERS' EQUITY

   On December 31, 2001 the company distributed its remaining 83 percent ownership in Technologies. The distribution was tax free. Each stockholder of record as of December 12, 2001 received approximately 1.72 shares of Technologies stock for every share of FMC stock. Total shares of Technologies' stock distributed were 53,950,000. The company recorded the distribution through a $509.5 million decrease in retained earnings and a $115.0 million decrease in the cumulative translation loss.

   The following is a summary of FMC's capital stock activity over the past three years:

                                                   Common     Treasury
                                                   Stock       Stock
                                                  ------      --------
                                                  (Number of Shares in
                                                       Thousands)
            December 31, 1998.................... 38,189       5,486
            Stock options and awards.............    143          --
            Stock for employee benefit trust, net     --          12
            Stock repurchases....................     --       2,470
                                                   ------      -----
            December 31, 1999.................... 38,332       7,968
            Stock options and awards.............    290          --
            Stock for employee benefit trust, net     --          10
                                                   ------      -----
            December 31, 2000.................... 38,622       7,978
            Stock options and awards.............    612          --
            Stock for employee benefit trust, net     --         (70)
            Stock Repurchase.....................     --          21
                                                   ------      -----
            December 31, 2001.................... 39,234       7,929
                                                   ======      =====

   During 1999, approximately 2.5 million shares were acquired under the company's stock repurchase plans at an aggregate cost and $135.9 million. Shares of common stock repurchased and contributed to a trust for an employee benefit program (net of shares resold as needed to administer the plan) were 9,470 shares in 2000 and 11,783 shares in 1999 at a cost of approximately $0.6 million and $0.5 million, respectively.

   At December 31, 2001, 8.9 million shares of unissued FMC common stock were reserved for stock options and awards.

   At December 31, 2001 and 2000, accumulated other comprehensive loss consisted of cumulative foreign currency translation losses of $158.6 million and $234.4 million and minimum pension liability adjustments of $0.1 million and $0.7 million, respectively. Also included in accumulated other comprehensive loss was a $16.6 million loss, net of taxes of $10.2 million related to the decrease in the fair value of currency and energy cash flow hedges (Notes 1 and 17).

   Covenants of the revolving credit facility agreement (Note 11) contain minimum net worth and other requirements, with which FMC was in compliance as of December 31, 2001.

   On February 22, 1986, the Board of Directors of the company declared a dividend distribution to each holder of record of common stock as of March 7, 1986, of one Preferred Share Purchase Right for each share of common stock outstanding on that date. Each right entitles the holder to purchase, under certain circumstances related to a change in control of the company, one one-hundredth of a share of Junior Participating Preferred

                                FMC CORPORATION

Stock, Series A, without par value, at a price of $300 per share (subject to adjustment), subject to the terms and conditions of a Rights Agreement dated February 22, 1986 as amended through February 9, 1996. The rights expire on March 7, 2006, unless redeemed by the company at an earlier date. The redemption price of $.05 per right is subject to adjustment to reflect stock splits, stock dividends or similar transactions. The company has reserved 400,000 shares of Junior Participating Preferred Stock for possible issuance under the agreement.

NOTE 16  FOREIGN CURRENCY

   The value of the U.S. dollar and other currencies in which FMC operates continually fluctuate. The company's results of operations and financial positions for all the years presented have been affected by such fluctuations. The company enters into certain foreign exchange contracts to mitigate the financial risk associated with this fluctuation (Note 17). These contracts typically qualify for hedge accounting under SFAS No. 133 (Notes 1 and 17). The company does not hedge 100 percent of its currency transactions or monetary assets and liabilities.

   Net income (loss) for 2001, 2000 and 1999 included aggregate transactional foreign currency gains. These gains of $0.1 million, $4.6 million and $2.2 million, respectively, excluded gains (losses) of the change in fair value related to the settling and ineffectiveness of cash flow hedges and gains (losses) related to the change in fair value of foreign currency contracts not qualifying as hedges (Note 17). Other comprehensive income (loss) for 2001, 2000 and 1999 included a loss of $12.5 million, $69.8 million and $61.9 million, respectively.

NOTE 17  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

   The company's financial instruments include cash and cash equivalents, trade receivables, other current assets, accounts payable, and amounts included in investments and accruals meeting the definition of financial instruments. These financial instruments are stated at their carrying value which is a reasonable estimate of fair value.

   The following table of the estimated fair value of financial instruments is based on estimated fair-value amounts that have been determined using available market information and appropriate valuation methods. Accordingly, the estimates presented may not be indicative of the amounts that FMC would realize in a current market exchange and do not represent potential gains or losses on these agreements.

                                                 December 31, 2001
                                                ------------------
                                                Carrying Estimated
                                                 Amount  Fair Value
                                                -------- ----------
                                                   (In Millions)
             Assets (liabilities)
             Foreign exchange forward contracts $   3.2   $   3.2
             Energy forward contracts.......... $ (29.1)  $ (29.1)
             Debt.............................. $(923.5)  $(919.8)

                                                 December 31, 2000
                                               --------------------
                                               Carrying   Estimated
                                                Amount    Fair Value
                                               ---------  ----------
                                                   (In Millions)
            Assets (liabilities)
            Foreign exchange forward contracts $     1.9   $  (2.4)
            Energy forward contracts.......... $      --   $  27.6
            Debt.............................. $(1,007.5)  $(972.5)

   Fair values of debt have been determined through a combination of management estimates and information obtained from independent third parties using market data, such as bid/ask spreads on the last business day of the year.

                                FMC CORPORATION

   Derivative financial instruments. The company conducts its business in many foreign countries, exposing earnings, cash flows, and the company's financial position to a series of foreign currency risks. The majority of these risks originate through foreign currency transactions. The company is also exposed to risks in energy costs due to fluctuations in energy prices.

   FMC's policy is to minimize its cash flow exposure to adverse changes in currency, energy prices and exchange rates. This is accomplished through a controlled program of risk management that includes the use of derivative financial instruments. The company's objective is to maintain economically balanced currency risk management strategies and energy risk management strategies that provide adequate protection from significant fluctuations in the currency and energy markets.

   The company enters into foreign exchange contracts, including forwards, options combination and purchased option contracts, to reduce the cash flow exposure of foreign currency fluctuations associated with monetary assets and liabilities and highly anticipated transactions. The company also enters into such contracts in an effort to mitigate energy cost variances.

   Hedge ineffectiveness and the portions of derivative gains and losses excluded from assessments of hedge effectiveness related to the company's outstanding cash flow hedges and which were recorded to earning for the year ended December 31, 2001, were less than $0.1 million. Changes in fair value of derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive income. At December 31, 2001 the net deferred after-tax hedging loss in accumulated other comprehensive income was $16.6 million, of which approximately $11.7 million in losses is expected to be realized in earnings over the next twelve months ending December 31, 2002, at the time the underlying hedging transactions are realized. At various times subsequent to December 31, 2002 the company expects losses from cash flow hedge transactions to total, in the aggregate, approximately $4.9 million. The company recognized its derivative gains and losses in the cost of sales line of the consolidated statements of income.

   The company continues to hold certain forward contracts that have not been designated as hedging instruments. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments, and changes in the fair value of these items are recorded in earnings. The net gain recorded in earnings, in cost of goods sold, for contracts not designated as hedging instruments through December 31, 2001 was $1.2 million.

   Fair values relating to derivative financial instruments reflect the estimated amounts that the company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of December 31, 2001 and 2000. At December 31, 2001 and 2000, derivative financial instruments consisted primarily of foreign exchange forward contracts and energy forward contracts.

   As of December 31, 2001 and 2000, the company held foreign exchange forward contracts with notional amounts of $1,227.1 million and $187.5 million, respectively, in which foreign currencies (primarily Norwegian krone, euro, British pound sterling, Japanese yen and Singapore dollar in 2001 and Norwegian krone, euro and British pound in 2000) were purchased, and approximately $1,309.9 million and $314.7 million, respectively, in which foreign currencies (primarily euro, Norwegian krone, Swedish krona, British pound sterling, Brazilian real and Japanese yen in 2001 and euro, Swedish krona, British pound sterling and Japanese yen in 2000) were sold. Notional amounts are used to measure the volume of derivative financial instruments.

                                FMC CORPORATION

   Financial guarantees and letter of credit commitments. FMC is a party to various financial instruments with off-balance-sheet risk as part of its normal course of business, including financial guarantees and contractual commitments to extend financial guarantees under letters of credit and other assistance to its customers and the customers of its related parties (Notes 18 and 19). Decisions to extend financial guarantees to its customers, and the amount of collateral required under these guarantees, is based on management's evaluation of creditworthiness on a case-by-case basis. These financial instruments represent elements of credit risk, which are not recognized on FMC's consolidated balance sheet.

   FMC believes exposure to credit losses in the event of nonperformance by other parties is remote; therefore, the notional amounts listed below are not expected to represent future cash requirements.

   The table below displays amounts related to FMC's financial guarantees and contractual commitments to extend financial guarantees and other assistance as of December 31, 2001.

                                                 December 31, 2001
                                                ------------------
                                                Carrying Estimated
                                                 Amount  Fair Value
                                                -------- ----------
                                                   (In Millions)
            Technologies performance guarantees  $   --   $(289.0)
            Brazilian customer guarantees......  $   --   $ (10.0)
            Guarantees of vendor financing.....  $(56.0)  $ (56.0)
            Astaris guarantee..................  $   --   $(111.9)

NOTE 18  RELATED PARTY TRANSACTIONS

   FMC's chemical and machinery businesses became two independent companies in 2001 through the spin-off of Technologies (see Note 2 for discussion of FMC's reorganization plan). Prior to Technologies' IPO, FMC and Technologies entered into certain agreements, which are described below, for purposes of governing the ongoing relationship between the two companies at and after the date of the Technologies separation from FMC.

   After the reorganization and spin-off activities described in Note 2, FMC and Technologies continued to be related in several general and administrative areas. The Separation and Distribution Agreement dated as of May 31, 2001 (the "SDA") includes provisions intended to govern this ongoing relationship by establishing indemnity responsibilities, allocating responsibility for costs of the IPO and distribution, and establishing a process for the assignment of certain operating costs both prior to and after the IPO. The Agreement also identified the assets to be transferred and the liabilities to be assumed by Technologies prior to the IPO.

   According to the SDA, costs related to the IPO were the responsibility of Technologies and costs related to the distribution of Technologies shares were the responsibility of FMC. These distribution costs, which were borne by FMC, were immaterial. The two companies also agreed to equally share most general and administrative costs prior to the distribution, with FMC's share of these expenses totaling $31.3 million in 2001.

   The SDA provided for FMC and Technologies to enter into arrangements to govern the various interim relationships between the two companies.

   A transition service agreement between FMC and Technologies, the provisions of which will largely terminate on December 31, 2002, governs the provisions between the two companies of certain support services such as cash management, accounting, tax, payroll, legal and other corporate, general and administrative functions.

                                FMC CORPORATION

   FMC and Technologies entered into a tax sharing agreement wherein each company is obligated for those taxes associated with their respective businesses, determined as if each company filed its own consolidated, combined or unitary tax returns for any period where Technologies is included in the consolidated, combined or unitary tax return of FMC or its subsidiaries. Additionally, responsibility for all taxes for periods prior to the spin-off will be determined in the same manner. If, within thirty months following the spin-off, Technologies breaches any representations in the tax sharing agreement relating to the favorable ruling FMC received from the IRS regarding the tax-free nature of the spin-off; takes or fails to take any action that causes such representations to be untrue; engages in a sale of substantially all of its assets; undergoes a change of control; or, discontinues the conduct of its business, the spin-off may be taxable to FMC. In the event the spin-off is determined to be taxable to FMC as a result of any of the foregoing, Technologies will be required to indemnify FMC for any resulting taxes, which would likely be material to FMC's liquidity, results of operations and financial condition.

   FMC and Technologies agreed that they would share insurance coverage under FMC's comprehensive general liability and property policies during 2001 and 2002. FMC and Technologies will also share, on an equal basis, past insurance policies, subject to reservation of disproportionate coverage in favor of FMC for all prior policy periods up to 1985. This is to recognize certain legacy liabilities retained by FMC. If either company uses more than its share of the policy coverage, it must indemnify the other company to ensure that the indemnified company's share of policy coverage is unaffected.

   FMC agreed to guaranty the performance by Technologies of certain obligations under a number of contracts, debt instruments, and reimbursement agreements. The latter agreements are associated with certain letters of credit. Prior to the spin-off, these obligations related to the businesses of Technologies. As of December 31, 2001, these guaranteed obligations totaled $289.0 million. Under the SDA, Technologies agreed to indemnify FMC for these obligations.

   As of the distribution on December 31, 2001, and as of the date of this annual report, a portion of the previously identified shared costs and transitional costs have not been finalized. A payable to Technologies for an outstanding amount of $4.7 million is included in the December 31, 2001 consolidated balance sheet, but is subject to final approval by both parties. In addition to these costs, FMC and Technologies paid certain earnings distributions related to the reorganization of a number of subsidiaries that had resulted from the spin-off.

   FMC and Technologies generally did not engage in any inter-company commercial transactions; accordingly, there were no significant intercompany purchases, sales, receivables or payables in 2001, 2000, or 1999 from transactions of a commercial nature.

   FMC's Board of Directors has several members who will serve on Technologies' Board of Directors. They include: B.A. Bridgewater, Jr., Robert N. Burt, Edward
J. Mooney, William F. Reilly and James R. Thompson. Robert N. Burt is the former Chief Executive Officer of FMC and will continue to serve as an FMC director.

   The company sells trade receivables without recourse through its wholly owned, bankruptcy-remote subsidiary, FMC Funding Corporation. This subsidiary then sells the receivables to a securitization company under an accounts receivable financing facility on an ongoing basis. These transactions resulted in reductions of accounts receivable of $79.0 million and $113.0 million at December 31, 2001 and 2000, respectively. Net discounts recognized on sales of receivables are included in selling, general and administrative expenses in the consolidated statements of income and amounted to $0.8 million, $0.2 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. The agreement for the sale of accounts receivable provides for continuation of the program on a revolving basis expiring in November 2002.

                                FMC CORPORATION

NOTE 19   COMMITMENTS AND CONTINGENT LIABILITIES

   FMC leases office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Leases of real estate generally provide for payment of property taxes, insurance and repairs by FMC. Capital leases are not significant. Rent expense under operating leases amounted to $13.0 million, $17.7 million and $20.5 million in 2001, 2000 and 1999, respectively. Rent expense is net of credits (received for the use of leased transportation assets) of $20.6 million, $18.6 million and $20.4 million in 2001, 2000 and 1999, respectively.

   Minimum future rentals under noncancelable leases aggregated approximately $199.9 million as of December 31, 2001 and are estimated to be payable as follows: $25.8 million in 2002, $24.9 million in 2003, $23.3 million in 2004, $22.7 million in 2005, $17.4 million in 2006 and $85.8 million thereafter. Minimum future rentals for transportation assets included above aggregated approximately $145.9 million, against which the company expects to continue to receive credits to substantially defray its rental expense.

   In connection with the finalization of Astaris' external financing agreement during the third quarter of 2000, FMC provided an agreement to lenders of Astaris under which the company has agreed to make equity contributions to Astaris sufficient to make up one half of any short-fall in Astaris earnings below certain levels. Astaris earnings did not meet the agreed levels for 2001 and the company does not expect that such earnings will meet the levels agreed for 2002. The company contributed $31.3 million to Astaris under this arrangement in 2001 and expects to contribute a similar amount in 2002. The proportional amount of Astaris indebtedness subject to this agreement from FMC at December 31, 2001 was $111.9 million.

   In October 2000, the company announced an agreement to settle a lawsuit related to its discontinued Defense Systems business. As a result, the company recorded $65.7 million (net of income taxes of $14.3 million) in its results of discontinued operations during the quarter ended September 30, 2000. After receiving approval from the DOJ and the U.S. District Court, the company paid approximately $80.0 million to settle the lawsuit in January 2001.

   The company provides guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The customers' obligations to FMC are largely secured by liens on their crops. Losses under these programs have been minimal. The total of these guarantees were $56.0 million recorded on the consolidated balance sheets as "Guarantees of Vendor Financing" at December 31, 2001 and $51.8 million at December 31, 2000.

   The company also provides guarantees to financial institutions on behalf of certain Agricultural Products customers in Brazil to support their importation of third party agricultural products. This guarantee program was implemented in 2001 and guarantees at December 31, 2001 were $10.0 million.

   The company also has certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Management believes that the ultimate resolution of its known contingencies will not materially affect the consolidated financial position, results of operations or cash flows of FMC.

                                FMC CORPORATION

NOTE 20   BUSINESS SEGMENT AND GEOGRAPHIC DATA

                                                                      Year Ended December 31
                                                         ------------------------------------------------
                                                           2001      2000      1999      1998      1997
                                                         --------  --------  --------  --------  --------
                                                                           (In millions)
Revenue
Agricultural Products................................... $  653.1  $  664.7  $  632.4  $  647.8  $  637.6
Specialty Chemicals.....................................    472.0     488.8     564.5     598.2     604.8
Industrial Chemicals....................................    822.0     905.6   1,141.3   1,138.4   1,012.0
Eliminations............................................     (4.1)     (8.8)    (17.7)    (27.5)    (27.0)
                                                         --------  --------  --------  --------  --------
Total................................................... $1,943.0  $2,050.3  $2,320.5  $2,356.9  $2,227.4
                                                         ========  ========  ========  ========  ========
Income (loss) from continuing operations before
  income taxes and cumumlative effect of changes in
  accounting principle
Agricultural Products................................... $   72.8  $   87.8  $   64.3  $   76.3  $   35.1
Specialty Chemicals.....................................     87.5      92.4      73.5      77.9      77.2
Industrial Chemicals....................................     72.6     114.5     144.4     117.5     135.7
                                                         --------  --------  --------  --------  --------
Segment operating profit(1).............................    232.9     294.7     282.2     271.7     248.0
Corporate...............................................    (36.3)    (36.2)    (41.3)    (48.7)    (46.3)
Other income and expense, net...........................     (1.6)      9.6       9.3       7.1       2.6
                                                         --------  --------  --------  --------  --------
Operating profit before gains on divestitures of
  businesses, asset impairments, restructuring and other
  charges, and net interest expense.....................    195.0     268.1     250.2     230.1     204.3
Gains on divestitures of businesses(2)..................       --        --      55.5        --        --
Asset impairments(3)....................................   (323.1)    (10.1)    (23.1)       --    (197.0)
Restructuring and other charges(4)......................   (280.4)    (35.2)    (11.1)       --     (13.0)
Net interest expense(5).................................    (64.4)    (64.2)    (76.4)    (75.3)    (71.6)
                                                         --------  --------  --------  --------  --------
Total................................................... $ (472.9) $  158.6  $  195.1  $  154.8  $  (77.3)
                                                         ========  ========  ========  ========  ========

Business segment results are presented net of minority interests, reflecting only FMC's share of earnings. The corporate line primarily includes staff expenses, and other income and expense consists of all other corporate items, including LIFO inventory adjustments and pension income or expense.
--------
(1) Results for all segments are net of minority interests in 2001, 2000, 1999, 1998 and 1997 of $2.3 million, $4.6 million, $5.1 million, $6.2 million and $8.9 million, respectively, the majority of which pertain to Industrial Chemicals.

(2) Gains on divestitures of businesses in 1999 (Note 5) relate to the process additives ($35.4 million) and bioproducts ($20.1 million) operations, both of which are attributable to Specialty Chemicals.

(3) Asset impairments in 2001 related to Industrial Chemicals ($224.2 million) and Specialty Chemicals ($98.9 million). Asset impairments in 2000 are related to Specialty Chemicals ($1.1 million) and Industrial Chemicals ($9.0 million). Asset impairments in 1999 are related to Specialty Chemicals ($14.7 million) and Industrial Chemicals ($8.4 million). Asset impairments in 1997 are related to Agricultural Products ($9.0 million), Specialty Chemicals ($62.0 million) and Industrial Chemicals ($126.0 million). See Note 6.

                                FMC CORPORATION

(4) Restructuring and other charges in 2001 are related to Industrial Chemicals ($247.9 million), Corporate ($17.5 million), Agricultural Products ($12.5 million) and Specialty Chemicals ($2.5 million). Restructuring and other charges in 2000 are related to Specialty Chemicals ($1.8 million), Industrial Chemicals ($33.1 million) and Corporate ($0.3 million). Restructuring and other charges in 1999 are related to Agricultural Products ($5.1 million), Specialty Chemicals ($1.3 million), Industrial Chemicals ($0.6 million) and Corporate ($4.1 million). Restructuring and other charges in 1997 are related to Agricultural Products ($13.0 million). See Note 7.

(5) Net interest expense in 2001 and 2000 includes the company's share of interest expense related to the external financing of Astaris of $6.1 million and $2.4 million, respectively. The equity in earnings of Astaris, excluding restructuring charges, is included in Industrial Chemicals.

                                                                         December 31
                                                        ----------------------------------------------
                                                          2001     2000      1999      1998     1997
                                                        -------- --------  --------  -------- --------
                                                                        (In Millions)
Operating capital employed(1)
Agricultural Products.................................. $  565.5 $  490.3  $  552.0  $  567.3 $  503.9
Specialty Chemicals....................................    561.4    661.2     652.9     638.8    642.8
Industrial Chemicals...................................    477.9    715.2     818.0     740.8    731.7
                                                        -------- --------  --------  -------- --------
Total operating capital employed.......................  1,604.8  1,866.7   2,022.9   1,946.9  1,878.4
Segment liabilities included in total operating capital
  employed.............................................    669.5    580.9     559.3     514.0    583.7
Corporate items........................................    202.9    (23.6)    (65.6)     40.4     87.3
                                                        -------- --------  --------  -------- --------
Assets of continuing operations........................  2,477.2  2,424.0   2,516.6   2,501.3  2,549.4
Net assets of Technologies(2)..........................       --    637.7     722.2     818.1    789.4
                                                        -------- --------  --------  -------- --------
Total assets........................................... $2,477.2 $3,061.7  $3,238.8  $3,319.4 $3,338.8
                                                        ======== ========  ========  ======== ========
Segment assets(3)
Agricultural Products.................................. $  865.5 $  738.9  $  735.1  $  702.3 $  697.0
Specialty Chemicals....................................    619.4    724.3     732.6     722.8    723.6
Industrial Chemicals...................................    789.4    984.4   1,114.5   1,035.8  1,041.5
                                                        -------- --------  --------  -------- --------
Total segment assets...................................  2,274.3  2,447.6   2,582.2   2,460.9  2,462.1
Corporate items........................................    202.9    (23.6)    (65.6)     40.4     87.3
                                                        -------- --------  --------  -------- --------
Assets of continuing operations........................  2,477.2  2,424.0   2,516.6   2,501.3  2,549.4
Net assets of Technologies(2)..........................       --    637.7     722.2     818.1    789.4
                                                        -------- --------  --------  -------- --------
Total assets........................................... $2,477.2 $3,061.7  $3,238.8  $3,319.4 $3,338.8
                                                        ======== ========  ========  ======== ========

--------
(1) Company management views operating capital employed, which consists of assets, net of liabilities, reported by the company's operations (and excludes corporate items such as cash equivalents, debt, pension liabilities, income taxes and LIFO reserves), as its primary measure of segment capital.

(2) See Note 2.

(3) Segment assets are assets recorded and reported by the segments, and are equal to segment operating capital employed plus segment liabilities. See
    Note 1.

                                FMC CORPORATION

                                          Year Ended December 31
                      --------------------------------------------------------------
                                               Depreciation          Research &
                      Capital Expenditures    & Amortization    Development Expenses
                      -------------------- -------------------- --------------------
                       2001   2000   1999   2001   2000   1999   2001   2000   1999
                      ------ ------ ------ ------ ------ ------ -----  -----  ------
                                              (In Millions)
Agricultural Products $ 21.6 $ 21.8 $ 36.6 $ 28.0 $ 26.1 $ 23.1 $72.5  $66.7  $ 60.9
Specialty Chemicals..   28.1   39.2   40.0   34.6   34.8   36.7  15.9   19.1    21.2
Industrial Chemicals.   87.3  126.0  115.5   60.5   62.9   63.4  11.4   12.0    18.5
Corporate............    8.6   10.3    3.3    8.5    6.0    5.3    --     --      --
                      ------ ------ ------ ------ ------ ------ -----  -----  ------
Total................ $145.6 $197.3 $195.4 $131.6 $129.8 $128.5 $99.8  $97.8  $100.6
                      ====== ====== ====== ====== ====== ====== =====  =====  ======

Geographic Segment Information Revenue

                                                    Year Ended December 31
                                                  --------------------------
                                                    2001     2000     1999
                                                  -------- -------- --------
                                                        (In Millions)
   Third party revenue (by location of customer):
   United States................................. $  882.1 $  965.5 $1,167.3
   All other countries...........................  1,060.9  1,084.8  1,153.2
                                                  -------- -------- --------
   Total revenue................................. $1,943.0 $2,050.3 $2,320.5
                                                  ======== ======== ========

Long-lived Assets

                                              December 31
                                           -----------------
                                             2001     2000
                                           -------- --------
                                             (In Millions)
                   United States.......... $  846.5 $1,095.1
                   All other countries....    406.4    437.0
                                           -------- --------
                   Total long-lived assets $1,252.9 $1,532.1
                                           ======== ========

                                FMC CORPORATION

NOTE 21  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                      2001                                  2000
                                     -------------------------------------  ------------------------------------
                                     1st Qtr.  2nd Qtr.  3rd Qtr. 4th Qtr.  1st Qtr. 2nd Qtr. 3rd Qtr.  4th Qtr.
                                     --------  --------  -------- --------  -------- -------- --------  --------
                                            (In Millions, Except per Share Data and Common Stock Prices)
Revenue............................. $  447.2  $  523.2  $  482.8 $  489.8  $  561.7 $  515.7 $  505.9  $  467.0
Income (loss) from continuing
 operations before minority
 interests, net interest expense and
 income taxes.......................     34.6    (428.3)     30.8    (49.4)     54.2     42.7     76.4      51.7
Income (loss) from continuing
 operations.........................     14.4    (298.9)     13.9    (35.7)     28.0     24.5     43.6      29.5
Income (loss) from discontinued
 operations, net of income taxes....    (40.0)     (0.9)      7.4      3.0       4.8     13.5    (53.8)     20.5
Cumulative effect of change in
 accounting principle, net of income
 taxes..............................     (0.9)       --        --       --        --       --       --        --
                                     --------  --------  -------- --------  -------- -------- --------  --------
Net income (loss)................... $  (26.5) $ (299.8) $   21.3 $  (32.7) $   32.8 $   38.0 $  (10.2) $   50.0
                                     ========  ========  ======== ========  ======== ======== ========  ========
Basic net income (loss) per common
 share(1)........................... $  (0.86) $  (9.62) $   0.68 $  (1.04) $   1.08 $   1.25 $  (0.34) $   1.64
                                     ========  ========  ======== ========  ======== ======== ========  ========
Diluted net income (loss) per common
 share(1)........................... $  (0.86) $  (9.62) $   0.66 $  (1.04) $   1.05 $   1.20 $  (0.32) $   1.57
                                     ========  ========  ======== ========  ======== ======== ========  ========
Weighted average shares outstanding:
    Basic...........................     30.8      31.2      31.2     31.3      30.4     30.4     30.4      30.6
    Diluted.........................     30.8      31.2      32.0     31.3      31.3     31.5     31.6      31.8
                                     ========  ========  ======== ========  ======== ======== ========  ========
Common stock prices:
    High............................ $43.8864  $41.3731  $36.6769 $31.3459  $34.6717 $38.3788 $41.5043  $44.4482
    Low............................. $35.9751  $35.6328  $24.6612 $24.6244  $27.1486 $32.8909 $33.9267  $38.2334
                                     ========  ========  ======== ========  ======== ======== ========  ========

Significant transactions that affected quarterly results in 2001 and 2000 are described in Notes 1, 3, 4, 6 and 7.
--------
(1) The sum of quarterly earnings per common share may differ from the full-year amount due to changes in the number of shares outstanding during the year.

                                FMC CORPORATION

                          FIVE-YEAR FINANCIAL SUMMARY

Summary of Earnings

                                 2001      2000      1999      1998      1997
                               --------  --------  --------  --------  --------
                                    (In Millions, Except per Share Amounts)
                               ------------------------------------------------
Revenue....................... $1,943.0  $2,050.3  $2,320.5  $2,356.9  $2,227.4
Costs and expenses:
 Cost of sales and services...  1,408.7   1,450.9   1,691.6   1,738.7   1,585.7
 Selling, general and
   administrative.............    243.3     231.3     273.0     274.9     301.2
 Research and development.....     99.8      97.8     100.6     107.0     127.3
 Gains on divestitures of
   businesses.................       --        --     (55.5)       --        --
 Asset impairments............    323.1      10.1      23.1        --     197.0
 Restructuring and other
   charges....................    280.4      35.2      11.1        --      13.0
                               --------  --------  --------  --------  --------
 Total costs and expenses.....  2,355.3   1,825.3   2,043.9   2,120.6   2,224.2
                               --------  --------  --------  --------  --------
Income (loss) from continuing
 operations before minority
 interests, net interest
 expense and income taxes..... $ (412.3) $  225.0  $  276.6  $  236.3  $    3.2
Minority interest.............      2.3       4.6       5.1       6.2       8.9
Net interest expense..........     58.3      61.8      76.4      75.3      71.6
                               --------  --------  --------  --------  --------
Income (loss) from continuing
 operations before income
 taxes........................ $ (472.9) $  158.6  $  195.1  $  154.8  $  (77.3)
Provision (benefit) for
 income taxes.................   (166.6)     33.0      36.4      37.7     (42.9)
                               --------  --------  --------  --------  --------
Income (loss) from continuing
 operations................... $ (306.3) $  125.6  $  158.7  $  117.1  $  (34.4)
Discontinued operations, net
 of income taxes..............    (30.5)    (15.0)     53.9      25.5     201.3
Cumulative effect of change
 in accounting principle, net
 of income taxes..............     (0.9)       --        --     (36.1)     (4.5)
                               --------  --------  --------  --------  --------
Net income (loss)............. $ (337.7) $  110.6  $  212.6  $  106.5  $  162.4
                               --------  --------  --------  --------  --------
After-tax income from
 continuing operations
 excluding special income and
 expense items, and before
 cumulative effect of change
 in accounting principle(1)(2) $   99.6  $  153.5  $  132.0  $  117.1  $   93.7
                               ========  ========  ========  ========  ========
Share data
Average number of shares --
 basic........................   31.052    30.439    31.516    34.007    36.805
Average number of shares --
 diluted......................   31.052    31.576    32.377    34.939    36.805
                               --------  --------  --------  --------  --------
Basic earnings (loss) per
 share
Continuing operations......... $  (9.85) $   4.13  $   5.04  $   3.44  $  (0.94)
Discontinued operations.......    (0.98)    (0.49)     1.71      0.75      5.47
Cumulative effect of change
 in accounting principles.....    (0.03)       --        --     (1.06)    (0.12)
                               --------  --------  --------  --------  --------
                               $ (10.86)     3.64      6.75      3.13      4.41
                               ========  ========  ========  ========  ========
Diluted earnings (loss) per
 share
Continuing operations......... $  (9.85) $   3.97  $   4.90  $   3.35  $  (0.94)
Discontinued operations.......    (0.98)    (0.47)     1.67      0.73      5.47
Cumulative effect of changes
 in accounting principle......    (0.03)       --        --     (1.03)    (0.12)
                               --------  --------  --------  --------  --------
                               $ (10.86) $   3.50  $   6.57  $   3.05  $   4.41
                               ========  ========  ========  ========  ========
Other information
After-tax income per share
 from continuing operations
 excluding special income and
 expense items(1)(2)
Basic......................... $   3.20  $   5.05  $   4.19  $   3.44  $   2.54
Diluted.......................     3.10      4.86      4.08      3.35      2.53
                               ========  ========  ========  ========  ========
Capital expenditures.......... $  145.6  $  197.3  $  195.4  $  207.0  $  250.4
Depreciation and amortization
 expense......................    131.6     129.8     128.5     148.9     176.1
                               ========  ========  ========  ========  ========

--------
(1) Income from continuing operations excluding special income and expense items and income per share from continuing operations excluding special income and expense items are not measures of financial performance under generally accepted accounting principles and should not be considered in isolation from, or as a substitute for, income from continuing operations, net income or earnings per share determined in accordance with generally accepted accounting principles, nor as the sole measure of the company's profitability.

                                FMC CORPORATION

                          FIVE-YEAR FINANCIAL SUMMARY

(2) Summary of Special Income (Expense) Items

                                                                  Year Ending December 31
                                                             --------------------------------
                                                              2001     2000    1999    1997
                                                             -------  ------  ------  -------
                                                                       (In Millions)
Pre-tax basis
  Asset impairments......................................... $(323.1) $(10.1) $(23.1) $(197.0)
  Restructuring and other charges...........................  (280.4)  (35.2)  (11.1)   (13.0)
  Gains on divestitures of businesses.......................      --      --    55.5       --
                                                             -------  ------  ------  -------
  Total special income (expense) items, pre-tax.............  (603.5)  (45.3)   21.3   (210.0)
                                                             -------  ------  ------  -------
After-tax basis
  Total special income (expense) items, net of income taxes. $(405.9) $(27.9) $ 26.7  $(128.1)
                                                             =======  ======  ======  =======

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders, FMC Corporation:

   We have audited the accompanying consolidated balance sheets of FMC Corporation and consolidated subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index in Item 14, Exhibit 11. These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Corporation and consolidated subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   As discussed in Note 1 to the consolidated financial statements, the company changed its method of accounting for derivative instruments and hedging activities in 2001.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 14, 2002

                  MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

   The consolidated financial statements and related information have been prepared by management, who are responsible for the integrity and objectivity of that information. Where appropriate, they reflect estimates based on judgments of management. The statements have been prepared in conformity with accounting principles generally accepted in the United States. Financial information included elsewhere in this annual report is consistent with that contained in the consolidated financial statements.

   FMC maintains a system of internal control over financial reporting and over safeguarding of assets against unauthorized acquisition, use or disposition which is designed to provide reasonable assurance as to the reliability of financial records and the safeguarding of such assets. The system is maintained by the selection and training of qualified personnel, by establishing and communicating sound accounting and business policies, and by an internal auditing program that constantly evaluates the adequacy and effectiveness of such internal controls, policies and procedures.

   The Audit Committee of the Board of Directors, composed of directors who are not officers or employees of the company, meets regularly with management, with the company's internal auditors, and with its independent auditors to discuss their evaluation of internal accounting controls and the quality of financial reporting. Both the independent auditors and the internal auditors have free access to the Audit Committee to discuss the results of their audits.

   The company's independent auditors have been engaged to render an opinion on the consolidated financial statements. They review and make appropriate tests of the data included in the financial statements.

             W. Kim Foster                   Graham R. Wood
             Senior Vice President           Vice President
             and Chief Financial Officer     and Controller

Philadelphia, Pennsylvania
February 14, 2002

                                   PART III

                        Incorporated by Reference From:


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF --  Part I; Proxy Statement for 2002 Annual
         THE REGISTRANT                          Meeting of Stockholders

ITEM 11. EXECUTIVE COMPENSATION              --  Proxy Statement for 2002 Annual Meeting
                                                 of Stockholders

ITEM 12. SECURITY OWNERSHIP OF CERTAIN       --  Proxy Statement for 2002 Annual Meeting
         BENEFICIAL OWNERS AND MANAGEMENT        of Stockholders

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED   --  Proxy Statement for 2002 Annual Meeting
         TRANSACTIONS                            of Stockholders and Note 18 included on
                                                 pages 61 and 62 of this report.

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

    3. Exhibits: See attached Index of Exhibits

(b) Reports on Form 8-K

   During the quarter ended December 31, 2001, the Registrant filed reports on Form 8-K or Form 8-K/A as follows:

   The company filed a report on Form 8-K dated November 29, 2001 to report its Board of Director's approval of the spin-off of FMC Technologies, Inc.

   The company filed a report on Form 8-K dated December 14, 2001 to provide and information statement about the spin-off of FMC Technologies, Inc.

(c) Exhibits

   See Index of Exhibits beginning on page 74 of this document.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FMC CORPORATION
                                 (Registrant)

                                               By: /s/ W. KIM FOSTER
                                                   -----------------------------
                                                   W. Kim Foster
                                                   Senior Vice President and
                                                   Chief Financial Officer
Date: February 14, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signature                       Title                   Date
          ---------                       -----                   ----

      /s/ W. KIM FOSTER       Senior Vice President and     February 14, 2002
----------------------------- Chief Financial Officer
        W. Kim Foster

     /s/ GRAHAM R. WOOD       Vice President, Controller    February 14, 2002
----------------------------- and Principal Accounting
       Graham R. Wood         Officer

    /s/ WILLIAM G. WALTER
----------------------------- Chairman of the Board and
      William G. Walter       Chief Executive Officer

     /s/ ROBERT N. BURT
-----------------------------
       Robert N. Burt         Director

  /s/ B.A. BRIDGEWATER, JR.
-----------------------------
    B.A. Bridgewater, Jr.     Director

   /s/ PATRICIA A. BUFFLER
-----------------------------
     Patricia A. Buffler      Director

   /s/ ALBERT J. COSTELLO
-----------------------------
     Albert J. Costello       Director

    /s/ EDWARD J. MOONEY
-----------------------------
      Edward J. Mooney        Director

    /s/ WILLIAM F. REILLY
-----------------------------
      William F. Reilly       Director

     /s/ ENRIQUE J. SOSA
-----------------------------
       Enrique J. Sosa        Director

    /s/ JAMES R. THOMPSON
-----------------------------
      James R. Thompson       Director

                        INDEX OF EXHIBITS FILED WITH OR
                        INCORPORATED BY REFERENCE INTO
                         FORM 10-K OF FMC CORPORATION
                     FOR THE YEAR ENDED DECEMBER 31, 2001

Exhibit No.                                       Exhibit Description
-----------                                       -------------------

 3.1        Restated Certificate of Incorporation, as filed on June 23, 1998 (incorporated by reference from
            Exhibit 4.1 to FMC Corporation's Form S-3 filed on July 21, 1998)

 3.2        Restated By-Laws of FMC Corporation, as of January 1, 2002

 4.1        Amended and Restated Rights Agreement, dated as of February 19, 1988, between FMC
            Corporation and Harris Trust and Savings Bank (incorporated by reference from Exhibit 4 to FMC
            Corporation's Registration Statement on Form SE (File No. 1-02376) filed on March 25, 1993)

 4.2        Amendment to Amended and Restated Rights Agreement, dated February 9, 1996 (incorporated by reference from Exhibit 1 to FMC Corporation's Current Report on Form 8-K filed on February 9,
            1996)

 4.3        Fiscal Agency Agreement between FMC Corporation and Union Bank of Switzerland, Fiscal Agent,
            dated as of January 16, 1990 (incorporated by reference from Exhibit 10.4 to FMC Corporation's
            Form SE (File No. 1-02376) filed on March 28, 1990)

 4(iii) (A) FMC Corporation undertakes to furnish to the Commission upon request, a copy of any instrument defining the rights of holders of long-term debt of FMC Corporation and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed.

10.1*       FMC Corporation Compensation Plan for Non-Employee Directors, as amended and restated May 1,
            2000 (incorporated by reference from Exhibit 10.1 to the Annual Report on Form 10-K filed March
            29, 2001)

10.2        $240,000,000 364-Day Credit Agreement, dated as of December 6, 2001, among FMC Corporation, the Lenders party thereto, Citibank, N.A., Bank of America, N.A., and ABN AMRO Bank N.V. and
            First Union National Bank (incorporated by reference from Exhibit 4.1 to FMC Corporation's
            Current Report on Form 8-K filed on January 15, 2002)

10.3*       FMC 1990 Incentive Share Plan (incorporated by reference from Exhibit 10.1 to the Form SE (File
            No. 1-02376) filed on March 26, 1991)

10.3.a*     Amendment dated April 18, 1997 to FMC 1990 Incentive Share Plan (incorporated by reference from Exhibit 10.3.a to FMC Corporation's Quarterly Report on Form 10-Q filed on May 15, 1997)

10.3.b*     Amendment to the FMC 1990 Incentive Share Plan (incorporated by reference from Exhibit 10.1.a to FMC Corporation's Annual Report on Form 10-K filed March 29, 2000)

10.4*       FMC Corporation Employees' Retirement Program, as amended and restated effective January 1,
            1999 (incorporated by reference from Exhibit 10.4 to the Annual Report on Form 10-K filed March
            29, 2000)

10.4.a*     First Amendment of FMC Corporation Employee's Retirement Program Part I Salaried and Non-
            Union Hourly Employees' Plan (incorporated by reference from Exhibit 10.4.a to the Annual Report on Form 10-K filed March 29, 2000)

Exhibit
  No.                                           Exhibit Description
-------                                         -------------------
10.4.b* First Amendment of FMC Corporation Employees' Retirement Program Part II Union Employees'
        Plan (dated September 16, 1999) (incorporated by reference from Exhibit 10.4.b to the Annual Report on Form 10-K filed March 29, 2000)
10.4.c* Second Amendment of FMC Corporation Employee's Retirement Program Part I Salaried and Non-
        Union Hourly Employees' Plan (incorporated by reference from Exhibit 10.4.a.1 to the Quarterly
        Report on Form 10-Q filed on November 14, 2000)
10.4.d* Second Amendment of FMC Corporation Employees' Retirement Program--Part II Union Hourly
        Employees' Retirement Plan (incorporated by reference from Exhibit 10.4.b.1 to the Quarterly Report on Form 10-Q filed on November 14, 2000)
10.4.e* Third Amendment of FMC Corporation Employees' Retirement Program--Part I Salaried and Non-
        Union Hourly Employees' Plan effective as of May 1, 2001 (incorporated by reference from Exhibit
        10.4.e to the Quarterly Report on Form 10-Q filed on August 14, 2001)
10.4.f* Third Amendment of FMC Corporation Employees' Retirement Program--Part II Union Hourly
        Employees' Plan, effective as of May 1, 2001 (incorporated by reference from Exhibit 10.4.f to the
        Quarterly Report on Form 10-Q filed on August 14, 2001)
10.4.g* Fourth Amendment of FMC Corporation Employees' Retirement Program--Part I Salaried and Non-
        Union Hourly Employees' Plan, effective as of January 1, 1999 (incorporated by reference from
        Exhibit 10.4.g to the Quarterly Report on Form 10-Q filed on August 14, 2001)
10.4.h* Fourth Amendment of FMC Corporation Employees' Retirement Program--Part II Union Hourly
        Employees' Plan, effective January 1, 1999 (incorporated by reference from Exhibit 10.4.h to the
        Quarterly Report on Form 10-Q filed on August 14, 2001)
10.4.i* Fifth Amendment of FMC Corporation Employees' Retirement Program--Part I Salaried and Non-
        Union Hourly Employees' Retirement Plan, as amended and restated effective January 1, 1999
        (incorporated by reference from Exhibit 10.4.i to the Quarterly Report on Form 10-Q filed on August
        14, 2001)
10.5*   FMC Corporation Savings and Investment Plan, adopted effective as of September 28, 2001
        (incorporated by reference from Exhibit 10.5 to FMC Corporation's Quarterly Report on Form 10-Q
        filed on November 7, 2001)
10.5.a* FMC Corporation Savings and Investment Plan Trust Agreement, as amended and restated as of
        September 28, 2001 (incorporated by reference from Exhibit 10.5.a to FMC Corporation's Quarterly
        Report on Form 10-Q filed on November 7, 2001)
10.6*   FMC Corporation Salaried Employees' Equivalent Retirement Plan, as amended and restated effective as of May 1, 2001 (incorporated by reference from Exhibit 10.6 to FMC Corporation's Quarterly
        Report on Form 10-Q filed on November 7, 2001)
10.6.a* FMC Corporation Salaried Employees' Equivalent Retirement Plan Grantor Trust, as amended and restated effective as of July 31, 2001 (incorporated by reference from Exhibit 10.6.a to FMC
        Corporation's Quarterly Report on Form 10-Q filed on November 7, 2001)
10.7*   FMC Corporation Non-Qualified Savings and Investment Plan, as amended and restated effective as of
        September 28, 2001 (incorporated by reference from Exhibit 10.7 to FMC Corporation's Quarterly
        Report on Form 10-Q filed on November 7, 2001)

Exhibit
  No.                                           Exhibit Description
--------                                        -------------------
10.7.a*  FMC Corporation Non-Qualified Savings and Investment Plan Trust, as amended and restated
         effective as of September 28, 2001 (incorporated by reference from Exhibit 10.7.a to FMC
         Corporation's Quarterly Report on Form 10-Q filed on November 7, 2001)
10.8*    FMC Corporation Incentive Compensation and Stock Plan, effective as of February 16, 2001.
10.9     Purchase and Contribution Agreement, dated as of November 24, 1999 among FMC Corporation,
         FMC Wyoming Corporation and FMC Funding Corporation.
10.10*   FMC Corporation Executive Severance Plan, as amended and restated effective as of May 1, 2001
         (incorporated by reference from Exhibit 10.10 to FMC Corporation's Quarterly Report on Form 10-Q
         filed on November 7, 2001)
10.10.a* FMC Corporation Executive Severance Grantor Trust Agreement, dated July 31, 2001 (incorporated by reference from Exhibit 10.10.a to FMC Corporation's Quarterly Report on Form 10-Q filed on
         November 7, 2001)
10.11    Receivables Purchase Agreement, dated as of November 24, 1999, among FMC Funding Corporation,
         FMC Corporation, CIESCO, L.P., Citibank, N.A. and Citicorp North America, Inc.
10.12*   FMC Corporation Defined Benefit Retirement Trust, as amended and restated as of October 2, 2000
         (incorporated by reference from Exhibit 10.4.c to the Quarterly Report on Form 10-Q filed November
         14, 2000)
10.12.a* Amendment to the FMC Corporation Defined Benefit Retirement Trust, effective April 30, 2001
         (incorporated by reference from Exhibit 10.12.a to the Quarterly Report on Form 10-Q filed August
         14, 2001)
10.12.b* Second Amendment to the FMC Corporation Defined Benefit Retirement Trust effective November 1,
         2001(incorporated by reference from Exhibit 10.12.b to the Quarterly Report on Form 10-Q filed
         November 7, 2001)
10.13    Separation and Distribution Agreement by and between FMC Corporation and FMC Technologies,
         Inc., dated as of May 31, 2001 (incorporated by reference from Exhibit 2.1 to Form S-1/A for FMC
         Technologies, Inc.) (Registration No. 333-55920) filed June 6, 2001).
10.14    Tax Sharing Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of
         May 31, 2001 (incorporated by reference from Exhibit 10.1 to Form S-1/A for FMC Technologies,
         Inc.) (Registration No. 333-55920) filed June 6, 2001).
10.15*   Employee Benefits Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (incorporated by reference from Exhibit 10.2 to Form S-1/A for FMC
         Technologies, Inc.) (Registration No. 333-55920) filed June 6, 2001).
10.16    Transition Services Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (incorporated by reference from Exhibit 10.3 to Form S-1/A for FMC
         Technologies, Inc.) (Registration No. 333-55920) filed June 6, 2001).
10.17    Joint Venture Agreement between Solutia Inc. and FMC Corporation, made as of April 29, 1999
         (incorporated by reference from Exhibit 2.I to Solutia's Current Report on Form 8-K (File Number
         001-13255) filed on April 27, 2000)

Exhibit
  No.                                           Exhibit Description
-------                                         -------------------
10.17.a First Amendment to Joint Venture Agreement, effective as of December 29, 1999, by and among
        Solutia Inc. and FMC Corporation (incorporated by reference from Exhibit 2.II to Solutia's Current
        Report on Form 8-K (File Number 001-13255) filed on April 27, 2000)
10.17.b Second Amendment to Joint Venture Agreement, effective as of February 2, 2000, by and among
        Solutia Inc. and FMC Corporation (incorporated by reference from Exhibit 2.III to Solutia's Current
        Report on Form 8-K (File Number 001-13255) filed on April 27, 2000)
10.17.c Third Amendment to Joint Venture Agreement, effective as of March 31, 2000, by and among Solutia
        Inc. and FMC Corporation (incorporated by reference from Exhibit 2.IV to Solutia's Current Report on
        Form 8-K (File Number 001-13255) filed on April 27, 2000)
10.18*  Consulting Agreement, dated October 31, 2001, by and between FMC Corporation and Robert N. Burt
10.19*  Consulting Agreement, dated August 2, 2001, by and between FMC Corporation and Stephen F. Gates
10.20*  Executive Severance Agreement, entered into as of October 1, 2001, by and between FMC Corporation and William G. Walter
10.21*  Executive Severance Agreement, entered into as of December 31, 2001, by and between FMC
        Corporation and Robert I. Harries, with attached schedule
10.22*  Executive Severance Agreement, entered into as of December 31, 2001, by and between FMC
        Corporation and Graham R. Wood, with attached schedule
11      Computation of Per Share Earnings
12      Computation of Ratios of Earnings to Fixed Charges
21      FMC Corporation List of Significant Subsidiaries
23      Consent of KPMG LLP

--------

*  Indicates a management contract or compensation plan or arrangement