Form 10-Q
period 2002-03-31
FMC CORP
filed 2002-05-15
CIK 37785

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       or

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

           Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange
Title of each class                  on which registered
-------------------                  -----------------------
Common Stock, $0.10 par value..      New York Stock Exchange
                                     Chicago Stock Exchange

                                                                           DRAFT

Preferred Share Purchase Rights      Pacific Stock Exchange
                                     New York Stock Exchange

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF MARCH 31, 2002.

------------------------------------------------------------------------
Common Stock, par value $0.10 per share                       31,686,962

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Income
(in millions, except per share data)                                                    (unaudited)
                                                                                     Three Months Ended
                                                                                          March 31,
-------------------------------------------------------------------------------------------------------
                                                                                      2002         2001
-------------------------------------------------------------------------------------------------------
Revenue                                                                              $434.2      $447.2
-------------------------------------------------------------------------------------------------------
Cost of sales or services                                                             322.8       326.3
Selling, general and administrative expenses                                           57.9        61.7
Research and development expenses                                                      20.6        23.6
Restructuring and other charges (Note 6)                                                7.0         1.0
-------------------------------------------------------------------------------------------------------
Total costs and expenses                                                              408.3       412.6
-------------------------------------------------------------------------------------------------------
Income from continuing operations before minority interests, interest income and
 expense, income taxes and cumulative effect of change in accounting principle         25.9        34.6
Minority interests                                                                      0.5         0.4
Interest expense, net                                                                  15.4        14.4
-------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes and cumulative effect of
 change in accounting principle                                                        10.0        19.8
 Provision for income taxes                                                             1.0         5.4
-------------------------------------------------------------------------------------------------------
Income from continuing operations before cumulative effect of change in accounting
 principle                                                                              9.0        14.4
Discontinued operations, net of income taxes (Note 2)                                    --       (40.0)
-------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change in accounting principle                9.0       (25.6)

Cumulative effect of change in accounting principle, net of income taxes (Note 3)        --        (0.9)
-------------------------------------------------------------------------------------------------------
Net income (loss)                                                                    $  9.0      $(26.5)
=======================================================================================================
Basic earnings (loss) per common share (Note 10)
Continuing operations                                                                $ 0.29      $ 0.47
Discontinued operations                                                                  --       (1.30)
Cumulative effect of change in accounting principle (Note 3)                             --       (0.03)
-------------------------------------------------------------------------------------------------------
Net income (loss)                                                                    $0 .29      $(0.86)
=======================================================================================================
Diluted earnings (loss) per common share (Note 10)
Continuing operations                                                                $ 0.28      $ 0.47
Discontinued operations                                                                  --       (1.30)
Cumulative effect of change in accounting principle (Note 3)                             --       (0.03)
-------------------------------------------------------------------------------------------------------
Net income (loss)                                                                    $ 0.28      $(0.86)
=======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                March 31,
FMC Corporation and Consolidated Subsidiaries                                                     2002       December 31,
Condensed Consolidated Balance Sheets (in millions, except share data)                         (unaudited)      2001
-------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
Cash and cash equivalents                                                                        $   14.2      $   23.4
Trade receivables, net of allowance of $8.8 in 2002 and $8.4 in 2001 (Note 13)                      406.4         441.7
Inventories                                                                                         204.8         207.2
Other current assets                                                                                118.0          99.6
Deferred income taxes                                                                                50.2          48.4
-------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                793.6         820.3
Investments                                                                                          29.1          25.2
Property, plant and equipment, net (Note 5)                                                       1,058.0       1,087.8
Goodwill (Note 3)                                                                                   111.1         113.5
Other assets                                                                                        141.1         135.6
Deferred income taxes                                                                               299.6         294.8
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                     $2,432.5      $2,477.2
=========================================================================================================================
Liabilities and stockholders' equity
Current liabilities:
Short-term debt (Note 7)                                                                         $  285.4      $  136.5
Accounts payable, trade and other                                                                   212.2         327.7
Accrued and other liabilities                                                                       284.2         337.0
Guarantees of vendor financing (Note 14)                                                             55.4          56.0
Current portion of long-term debt (Note 7)                                                          154.1         135.2
Current portion of accrued pensions and other postretirement benefits                                20.8          18.2
Income taxes payable                                                                                 36.2          27.8
-------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                         1,048.3       1,038.4
Long-term debt, less current portion (Note 7)                                                       623.1         651.8
Accrued pension and other postretirement benefits, less current portion                             103.0         109.2
Reserves for discontinued operations (Notes 8 and 9)                                                188.2         201.9
Other long-term liabilities (Notes 8 and 9)                                                         202.3         212.3
Minority interests in consolidated companies                                                         42.1          44.8
Commitments and contingent liabilities (Notes 12 and 14)
-------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2002 or 2001           --            --
Common stock, $0.10 par value, authorized 130,000,000 shares in 2002 and 2001; issued
39,620,053 shares in 2002 and 39,234,578 shares in 2001                                               4.0           3.9
Capital in excess of par value of common stock                                                      228.9         217.5
Retained earnings                                                                                   700.8         691.8
Accumulated other comprehensive loss (Note 11)                                                     (200.1)       (186.8)
Treasury stock, common, at cost; 7,933,091 shares in 2002 and 7,929,281  shares in 2001            (508.1)       (507.6)
-------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                          225.5         218.8
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                       $2,432.5      $2,477.2
=========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries                                                 (unaudited)
Condensed Consolidated Statements of Cash Flows                                           Three Months Ended
(in millions)                                                                                  March 31,
------------------------------------------------------------------------------------------------------------
                                                                                            2002      2001
------------------------------------------------------------------------------------------------------------
Cash provided (required) by operating activities of continuing operations:
Income from continuing operations before cumulative effect of change in
 accounting principle                                                                       $  9.0    $ 14.4
Adjustments to reconcile income from continuing operations before cumulative effect of change in accounting principle to cash provided (required)  by operating activities of continuing operations:
Depreciation and amortization                                                                 26.2      31.6
 Restructuring and other charges (Note 6)                                                      7.0       1.0
 Deferred income taxes                                                                        (6.4)    (12.1)
 Minority interests                                                                            0.5       0.9
 Other                                                                                        (2.2)      5.2
Changes in operating assets and liabilities, excluding the effect of acquisitions and divestitures of businesses:
 Accounts receivable sold (Note 14)                                                           66.0      13.2
 Trade receivables, net                                                                      (30.7)    (45.7)
 Inventories                                                                                   0.3     (34.8)
 Other current assets and other assets                                                       (18.4)    (35.9)
 Accounts payable, trade, accrued and other liabilities and other long-term  liabilities    (184.3)    (88.1)
 Income taxes payable                                                                          8.3      (6.8)
 Accrued pension and other postretirement benefits, net                                       (5.2)     (1.3)
------------------------------------------------------------------------------------------------------------

Cash required by operating activities                                                       (129.9)   (158.4)

Cash required by discontinued operations (Note 8)                                            (12.5)    (93.1)
============================================================================================================

FMC Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
(in millions)
-------------------------------------------------------------------------------

Cash provided (required) by investing activities:
 Capital expenditures                                           (19.8)   (38.6)
 Proceeds from disposal of property, plant and equipment          3.6      1.8
 Decrease in investments                                          1.3      2.0
-------------------------------------------------------------------------------

Cash required by investing activities                           (14.9)   (34.8)
===============================================================================

Cash provided (required) by financing activities:
 Net proceeds from issuance of commercial paper                  23.7    201.2
 Net increase under committed credit facilities                 106.0    174.8
 Net increase (decrease) in other short-term debt                19.2    (16.5)
 Increase in long-term debt                                       0.5       --
 Funding to Technologies                                           --    (35.5)
 Repayment of long-term debt                                    (10.4)   (49.0)
 Distributions to minority partners                              (1.8)    (2.3)
 Issuances of common stock                                       11.0     25.3
-------------------------------------------------------------------------------

Cash provided by financing activities                           148.2    298.0
-------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents     (0.1)    (0.2)
===============================================================================

Increase (decrease) in cash and cash equivalents                 (9.2)    11.5
Cash and cash equivalents, beginning of period                   23.4      7.3
===============================================================================

Cash and cash equivalents, end of period                      $  14.2   $ 18.8
===============================================================================

     Supplemental disclosure of cash flow information: Cash paid for interest was $16.7 million and $27.8 million, and cash paid for income taxes, net of refunds, was $1.5 million and $3.7 million for the three-month periods ended March 31, 2002 and 2001, respectively.

     The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Financial Information and Accounting Policies

The condensed consolidated balance sheet as of March 31, 2002, and the related condensed consolidated statements of income and cash flows for the quarters ended March 31, 2002 and 2001 have been reviewed by our independent accountants. The review is described more fully in their report included herein. In the opinion of management the condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of our results of operations and cash flows for the quarters ended March 31, 2002 and 2001 and of its financial position as of March 31, 2002. All such adjustments are of a normal recurring nature. The results of operations for the quarters ended March 31, 2002 and 2001 are not necessarily indicative of the results of operations for the full year.

The company's accounting policies are set forth in detail in Note 1 to the 2001 consolidated financial statements on Form 10-K. Certain prior year amounts have been reclassified to conform to the current quarter's presentation. Effective January 1, 2002, FMC adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (see Note 3).

Note 2: FMC's Reorganization

In October 2000, the company announced it was initiating a strategic reorganization (the "reorganization" or "separation") that ultimately would split the company into two independent publicly held companies - a chemical company and a machinery company. The remaining chemical company, which continues to operate as FMC Corporation, includes the Agricultural Products, Specialty Chemicals and Industrial Chemicals business segments. The new machinery company, FMC Technologies, Inc. ("Technologies") includes FMC's former Energy Systems and Food and Transportation Systems business segments.

On June 1, 2001, in accordance with the Separation and Distribution Agreement (the "Agreement") between the two companies, FMC distributed substantially all of the net assets comprising the businesses of Technologies. On June 19, 2001, Technologies completed an initial public offering ("IPO") of 17% of its equity through the issuance of common stock. FMC continued to own the remaining 83% of Technologies through December 31, 2001.

Subsequent to the IPO, Technologies made payments of $480.1 million to FMC in exchange for the net assets distributed to Technologies on June 1, 2001. The payments received by FMC were used to retire short-term and long-term debt. During the second quarter of 2001, FMC recognized a $140.0 million gain in stockholders' equity on the sale of Technologies' stock.

On November 29, 2001, FMC's Board of Directors approved the spin-off of the company's remaining 83% ownership in Technologies through a tax-free distribution to FMC's stockholders. Effective December 31, 2001, the company distributed approximately 1.72 shares of Technologies common stock for every 1.0 share of FMC common stock. The distribution resulted in a reduction of stockholders' equity of $509.5 million.

The company recorded a loss from discontinued operations of $40.0 million after-tax in the first quarter of 2001 related to the spin-off of Technologies. Included in this amount are losses of FMC's spun-off Technologies business, including interest expense of $6.9 million ($4.2 million after-tax), which was allocated to discontinued operations in accordance with Accounting Principles Board Statement No. 30 and later relevant accounting guidance, and an additional income tax provision of $28.8 million related to the reorganization of our worldwide entities in anticipation of the separation of Technologies from FMC.

Note 3: Recently Adopted Accounting Pronouncements

Goodwill and Intangible Assets. Prior to January 1, 2002 the company amortized goodwill and identifiable intangible assets (such as trademarks) on a straight-line basis over their estimated useful life not to exceed 40 years. The recoverability of the net book value of these assets was periodically reviewed based on the expected future undiscounted cash flows.

On January 1, 2002 the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, goodwill and other indefinite intangible assets ("intangibles") are no longer subject to amortization, rather they are subject to at least an annual assessment for impairment by applying a fair value based test. FMC is currently conducting the transitional goodwill and indefinite life intangibles impairment tests required by SFAS No. 142, which must be completed within six months of adoption. The company will complete its impairment tests on goodwill in the second quarter of 2002 and each year, beginning in 2003, will conduct an assessment of impairment based on fair value in accordance with the requirements of SFAS No. 142.

Goodwill amortization was $4.2 million ($2.8 million after tax), or $0.09 per diluted share in 2001. Goodwill amortization for the three months ended March 31, 2001 was $1.1 million ($0.7 million after tax), or $0.02 per diluted share. Goodwill amortization for the first quarter of 2002 would also have been $1.1 million ($0.7 million after tax).

Goodwill at March 31, 2002 and December 31, 2001 was $111.1 million and $113.5 million, respectively. The majority of FMC's goodwill is attributed to an acquisition in the Specialty Chemicals segment. The decrease in the goodwill balance since year-end 2001 is attributed to the devaluation of Norwegian krone in the first quarter of 2002 in FMC's BioPolymer operations within its Specialty Chemicals segment. There are no material indefinite life intangibles, other than goodwill, at March 31, 2002.

FMC's definite life intangibles totaled $7.9 million as of March 31, 2002. At March 31, 2002 these definite life intangibles are allocated among FMC's segments as follows: $3.6 million in Agricultural Products, $2.8 million in Specialty Chemicals and $1.5 million in Industrial

Chemicals. All definite life intangibles assets are amortizable and consist primarily of patents, industry licenses and other intangibles.

On January 1, 2002 the company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements of SFAS No. 121 related to the recognition of the impairment of long-lived assets to be held and used. There was no impact of adopting SFAS No. 144 in the first quarter of 2002.

On January 1, 2001, the company implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No.137 and SFAS No. 138 (collectively, the "Statement"). The Statement requires the company to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in other comprehensive income, depending on the type of hedging transaction and whether a derivative is designated as an effective hedge. In accordance with the provisions of the Statement, the company recorded a first-quarter 2001 loss from the cumulative effect of a change in accounting principle of $0.9 million after-tax in the company's consolidated statement of earnings, and a deferred gain of $16.4 million after-tax in accumulated other comprehensive loss.

Note 4: Financial Instruments and Risk Management

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to the company's outstanding cash flow hedges and which were recorded to earnings during the quarter ended March 31, 2002, were less than $0.1 million. At March 31, 2002 and March 31, 2001, the net deferred hedging loss in accumulated other comprehensive loss was $7.1 million and $2.1 million, of which approximately $3.4 million of net losses are expected to be recognized in earnings during the twelve months ended March 31, 2003, at the time the underlying hedged transactions are realized, and of which net losses of $3.7 million are expected to be recognized at various times subsequent to March 31, 2003 and continuing through November 30, 2005.

Note 5: Property, Plant and Equipment

Property, plant and equipment consisted of the following, in millions:

                                          March 31,
                                            2002       December 31,
                                         (unaudited)       2001
                                         -----------   ------------
Property, plant and equipment, at cost    $ 2,522.1     $ 2,538.2
Accumulated depreciation                   (1,464.1)     (1,450.4)
                                          ---------     ---------
Net property, plant and equipment         $ 1,058.0     $ 1,087.8
                                          =========     =========

Note 6: Restructuring and other charges

In the first quarter of 2002, the company recorded restructuring and other charges of $7.0 million compared to $1.0 million in the first quarter of 2001.

Of these charges, $2.4 million related to severance and other costs of idling the Agricultural Product's sulfentrazone plant. In the Industrial Chemicals segment the mothballing of the Granger caustic facility in Green River, Wyoming and other restructuring activities resulted in $3.4 million of severance and other costs. The remaining charges resulted from reorganization costs of $1.2 million related to the spin-off and distribution of Technologies stock.

The restructuring charges in the first quarter of 2001 related to corporate reorganization costs and several minor restructuring activities within the Industrial Chemicals segment.

Reserves for restructuring and other charges were $125.0 million and $119.2 million at March 31, 2002 and December 31, 2001, respectively. Restructuring spending of $3.2 million related to the 2002 programs and $13.6 million related to programs initiated in the prior year. Spending during the three months ended March 31, 2002 was primarily for workforce reductions, additional reorganization costs and shutdown costs.

The following table shows a rollforward of restructuring and other charge reserves for the quarter ended March 31, 2002 and the related spending and other changes:

                               Phosphorus Related
                       ----------------------------------
                        Pocatello
                        Shutdown,
                       Remediation             Financing    Workforce-related and
                        and Other    Tribal   Commitments     Facility Shutdown          FMC's
                          Costs       Fund     to Astaris           Costs           Reorganization    Total
                       -----------   ------   -----------   ---------------------   --------------   ------
                                                                 2002   2001        2002     2001
                                                                -----   -----       -----   ------
Reserve at12/31/2001     $58.9        $10.0      $28.0          $  --   $13.7       $  --    $ 8.6   $119.2

Increase in Reserves        --           --         --            5.8      --         1.2       --      7.0

Cash Payments             (4.2)          --         --           (2.0)   (5.8)       (1.2)    (3.6)   (16.8)

Reclasses and Other       16.6 (1)       --         --             --      --          --       --     16.6

Non-cash Charges            --           --         --           (1.0)     --          --       --     (1.0)

                         -----        -----      -----          -----   -----       -----    -----   ------
Reserve at
3/31/2002                $71.3        $10.0      $28.0          $ 2.8   $ 7.9       $  --    $ 5.0   $125.0
                         =====        =====      =====          =====   =====       =====    =====   ======

     //(1)// Balance classified as current liabilities at December 31, 2001 reclassified to restructuring reserves at March 31, 2002.

The restructuring charges in the first quarter of 2002 will result in the severance of 162 employees. Of these severances approximately one-third occurred in the first quarter. The company expects the remainder to take effect in the second quarter of 2002.

Note 7: Debt

The company has $240.0 million in committed credit under a 364-day non-amortizing revolving credit agreement due in December 2002. The total amount outstanding under this facility at March 31, 2002 was $174.0 million compared to $68.0 million at December 31, 2001. Among other restrictions, this credit agreement contains covenants relating to liens, consolidated net worth and earnings (as defined in the agreements). The company is in compliance with all debt covenants as of March 31, 2002.

In the first quarter the company obtained a $50.0 million committed credit facility due August 2002 to meet peak seasonal needs. There were no borrowings under this facility during the quarter ended March 31, 2002.

At March 31, 2002, the current portion of long-term debt includes $28.8 million in exchangeable senior subordinated debentures bearing interest at 6.75 percent, maturing in 2005 and exchangeable at any time into Meridian Gold Inc. common stock (NYSE: MDG) at an exchange price of $15.125 per share, subject to adjustment. Upon exchange, the company may, at its option, pay an amount equal to the market price of Meridian Gold Inc. common stock in lieu of delivery of the shares. The debentures are subordinated in right of payment to all existing and future senior indebtedness of the company and are currently redeemable at the option of FMC at par plus any accrued interest at the date of redemption. At March 31, 2002, FMC did not hold any Meridian Gold shares. On May 3, 2002 FMC published notice that it will redeem all outstanding debentures on June 3, 2002.

During the three months ended March 31, 2002, the company made payments of $10.4 million for scheduled maturities of long-term debt. Additional payments of $25.0 million and $100.0 million are required in the second and fourth quarters, respectively, of 2002.

Short-term debt rose to its seasonal peak of $285.4 million at March 31, 2002 compared to $136.5 million at December 31, 2001. Short-term debt consists of commercial paper, borrowings under committed credit facilities and foreign borrowings.

The company's short-term commercial paper program is supported by committed credit facilities. Commercial paper of $57.2 million and $33.0 million was outstanding at March 31, 2002 and December 31, 2001, respectively.

In 1998, a universal shelf registration statement became effective, under which $500.0 million of debt or equity securities could be offered. Unused capacity of $345.0 million remains available under the 1998 shelf registration at March 31, 2002.

Note 8: Other Long-Term Liabilities and Reserves for Discontinued Operations

At December 31, 2001 the company classified long-term environmental reserves related to its continuing businesses in the reserves for discontinued operations and other liabilities. In the first quarter of 2002 the company reclassified these environmental reserves to other long-term liabilities for the balance sheets presented at March 31, 2002 and December 31, 2001. The reserves reclassified to other long-term liabilities were $91.7 million and $94.4 million at March 31, 2002 and December 31, 2001, respectively.

Reserves for discontinued operations at March 31, 2002 and December 31, 2001 were $188.2 million and $201.9 million, respectively. At March 31, 2002, substantially all discontinued operations reserves were related to environmental, post-employment benefit, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 1997.

In the first quarter of 2001 FMC paid an $80.0 million settlement of litigation out of its reserves for discontinued operations related to the company's discontinued defense operations.

Other long-term liabilities at March 31, 2002 and December 31, 2001 were $202.3 million and $212.3 million, respectively and included environmental reserves related to the company's continuing businesses, restructuring reserves and compensation and benefits reserves. (See Note 3 to the company's December 31, 2001 consolidated financial statements and Note 9 below.)

Note 9: Environmental Obligations

The company has provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $249.8 million and $260.4 million, excluding recoveries, have been provided at March 31, 2002 and December 31, 2001, respectively. The long-term portions of these reserves, totaling $217.5 million and $217.3 million, are included in other long-term liabilities and reserves for discontinued operations. The short-term portion of these obligations is recorded as other current liabilities.

Cash recoveries of $1.3 million have been recorded as realized claims against third parties in the first quarter of 2002. Total cash recoveries recorded for the year ended December 31, 2001 were $12.5 million. At March 31, 2002 and December 31, 2001 reserves for recoveries were $40.1 million and $41.5 million, respectively, the majority of which relate to existing contractual arrangements with U.S. government agencies and insurance carriers. These reserves are recorded as an offset to the reserve for discontinued operations and other long-term liabilities.

The company has estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $70.0 million at March 31, 2002. Obligations that have not been reserved for may be material to any one quarter's or year's results of operations in the future. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a materially adverse effect on the company's liquidity or financial condition and may be satisfied over the next twenty years or longer.

A more complete description of the company's environmental contingencies and the nature of its potential obligations are included in Notes 1 and 13 to FMC's December 31, 2001 consolidated financial statements.

Note 10: Capital Stock

On August 27, 1999, the Board of Directors authorized $50.0 million of open market repurchases of FMC common stock, which the company has not commenced as of March 31, 2002. Depending on market conditions, the company may, from time to time, purchase additional shares of its common stock on the open market.

For the period ended March 31, 2002, the company had 31,476,554 average shares outstanding and 933,521 additional shares assuming conversion of stock options and other dilutive potential common shares (calculated under the treasury stock method).

Note 11: Comprehensive Loss

Comprehensive loss includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. The company's comprehensive loss for the quarters ended March 31, 2002 and 2001 consisted of the following, in millions:

(in millions)
                                                 March 31,   March 31,
                                                   2002        2001
                                                 ---------   ---------
Net income (loss)                                 $  9.0      $(26.5)
Other comprehensive earnings (loss):
   Foreign currency translation adjustment         (22.8)       (6.4)
   Net deferral of hedging gains (losses)            9.0       (11.7)
   Cumulative effect of a change in accounting
   principle (Note 3)                                 --        16.4

                                                  ------      ------
Comprehensive loss                                $ (4.8)     $(28.2)
                                                  ======      ======

Note 12: Related Party Transactions

FMC's chemical and machinery businesses became two independent companies in 2001 through the spin-off of Technologies (see Note 2 for a discussion of FMC's reorganization). Prior to Technologies' IPO, FMC and Technologies entered into certain agreements for the purposes of governing the ongoing relationship between the two companies (see Note 18 to the 2001 consolidated financial statements). In the first quarter of 2002 FMC paid Technologies $4.7 million for transition services and other costs. FMC and Technologies continue to engage in transition services for areas such as benefits, insurance and administrative services. These amounts were not material as of March 31, 2002.

A guaranty agreement, executed on December 31, 2001, provides for the performance by Technologies of certain obligations under a number of contracts, debt instruments and reimbursement agreements. Prior to the spin-off, these obligations related to the businesses of Technologies. As of March 31, 2002, this guarantee agreement covered obligations totaling $159.2 million compared to $289.0 million at December 31, 2001. Under the Separation and Distribution Agreement, Technologies has indemnified FMC for these obligations and any related legal fees.

Note 13: Accounts Receivable Securitization

The company sells trade receivables without recourse through its wholly owned, bankruptcy-remote subsidiary, FMC Funding Corporation. This subsidiary then sells the receivables to a securitization company under an accounts receivable financing facility on an ongoing basis. These transactions resulted in reductions of accounts receivable of $145.0 million and $79.0 million at March 31, 2002 and December 31, 2001, respectively. The agreement for the sale of accounts receivable provides for continuation of the program on a revolving basis expiring in November 2002.

Note 14: Commitments and Contingencies

During the third quarter of 2000, in connection with the finalization of an external financing agreement with Astaris LLC ("Astaris"), FMC's phosphorus joint venture with Solutia, Inc., the company provided an agreement to lenders of Astaris under which the company has agreed to make equity contributions to Astaris sufficient to make up one half of any short-fall in Astaris' earnings below certain levels. Astaris' earnings did not meet the agreed levels for the first quarter of 2002 and the company does not expect that such earnings will meet the levels agreed for the remainder of 2002. The company contributed $31.3 million to Astaris under this arrangement in 2001 and expects to contribute a similar amount in 2002. The proportional amount of Astaris' indebtedness subject to this agreement from FMC was $118.0 million and $111.9 million at March 31, 2002 and December 31, 2001, respectively.

The company provides guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The customers' obligations to FMC are largely secured by liens on their crops. Losses under these programs have been minimal. The total of these guarantees at March 31, 2002 and December 31, 2001 was $55.4 million and $56.0 million, respectively.

The company also provides guarantees to financial institutions on behalf of certain Agricultural Products customers in Brazil to support their importation of third party agricultural products. This guarantee program was implemented in 2001 and guarantees at March 31, 2002 were $10.8 million compared to $10.0 million at December 31, 2001.

On June 30, 1999, FMC acquired the assets of Tg Soda Ash, Inc. from Elf Atochem North America, Inc. for approximately $51.0 million in cash and a contingent payment due at year-end 2003. The contingent payment amount, which will be based on the financial performance of the combined soda ash operations between 2001 and 2003, cannot currently be determined precisely but is expected to be in the range of $40.0 million to $45.0 million.

The company also has certain other contingent liabilities arising from litigation, claims, performance guarantees, and other commitments arising in the ordinary course of business. Management believes that the ultimate resolution of its known contingencies will not materially affect the consolidated financial position, results of operations or cash flows of FMC.

Note 15: Segment Information

                                                                    Quarter ended
                                                                       March 31,
----------------------------------------------------------------------------------
(in millions)                                                       2002     2001
----------------------------------------------------------------------------------
Revenue
----------------------------------------------------------------------------------
Agricultural Products                                              $131.1   $134.6
Specialty Chemicals                                                 115.8    116.3
Industrial Chemicals                                                189.8    198.6
Eliminations                                                         (2.5)    (2.3)
----------------------------------------------------------------------------------
Total                                                              $434.2   $447.2
==================================================================================
Income from continuing operations before income taxes
and cumulative effect of change in accounting principle
----------------------------------------------------------------------------------
Agricultural Products                                              $  6.3   $ 13.8
Specialty Chemicals                                                  18.2     20.0
Industrial Chemicals                                                 23.1     14.4
----------------------------------------------------------------------------------
Segment operating profit                                             47.6     48.2
Corporate                                                           (10.0)    (9.4)
Other income and expense, net                                        (3.5)    (2.0)
----------------------------------------------------------------------------------
Operating profit before restructuring and other charges, and net
interest expense                                                     34.1     36.8
Restructuring and other charges (1)                                  (7.0)    (1.0)
Net interest expense (2)                                            (17.1)   (16.0)
----------------------------------------------------------------------------------
Total                                                              $ 10.0   $ 19.8
==================================================================================

     (1)  See Notes 6 for details of restructuring and other charges

     (2) Net interest expense includes the Company's share of interest expense of the phosphorus joint venture for the three months ended March 31, 2002 ($1.7 million) and for the three months ended March 31, 2001 ($1.6 million). The equity in earnings (loss) of the joint venture is included in the Industrial Chemicals Segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 of this report contains certain forward-looking statements that are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information.

Whenever possible, we have identified these forward-looking statements by such words or phrases as "will likely result", "is confident that", "expects", "should", "could", "may", "will continue to", "believes", "anticipates", "predicts", "forecasts", "estimates", "projects", "potential", "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section "Forward-Looking Statements" in Part II of the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

We further caution that the list of risk factors in the above referenced section of our form 10-K factors may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents for the first quarter of 2002 and 2001 were $14.2 million and $23.4 million, respectively. We had total borrowings of $1,062.6 million and $923.5 million as of March 31, 2002 and December 31, 2001. The increase in debt is primarily a function of the normal seasonal cash demands of our Agricultural Products business, which we are expecting to reverse over the course of the year.

Cash used in operating activities was $129.9 million for the three months ended March 31, 2002 compared to $158.4 million for the first three months of 2001 reflecting our normal first quarter working capital build. Our 2002 operating cash flows benefited from an additional $52.8 million in cash proceeds from our accounts receivable financing program (see Note 13 to the financial statements).

Cash required by discontinued operations for the first quarter of 2002 and 2001 were $12.5 million and $93.1 million, respectively. The 2001 results were affected by $80.0 million of cash used for a settlement of litigation related to our discontinued Defense Systems business.

Cash required by investing activities was $14.9 million for the three months ended March 31, 2002 compared to $34.8 million for the three months ended March 31, 2001. The lower requirements were a direct result of lower consent decree spending at Pocatello.

Cash provided by financing activities for the first three months of 2002 of $148.2 million decreased by $149.8 million when compared to cash provided by financing activities of $298.0 million for the first three months of 2001. Both years reflect the impact of short-term seasonal borrowing. The 2001 period also reflects borrowings to fund the payment of the settlement of litigation mentioned above.

At March 31, 2002 we had two committed credit facilities. The first facility, amounting to $240.0 million is a non-amortizing revolving credit agreement due in December 2002. In January of 2002, we acquired a supplemental $50.0 million committed credit facility due in August 2002. The total amount outstanding under the first facility at March 31, 2002 was $174.0 million. There were no borrowings during the quarter under the second facility. We are in compliance with all debt covenants on both facilities at March 31, 2002.

At March 31, 2002 we had short-term debt (which includes commercial paper and the current portion of long-term debt) of $439.5 million. An additional $182.4 million in long-term debt matures in 2003. Also, at March 31, 2002 the current portion of long-term debt includes $28.8 million in exchangeable senior subordinate debentures maturing in 2005 and exchangeable at any time into Meridian Gold Inc. common stock (NYSE: MDG) at and exchange price of $15.125 per share, subject to adjustment. On May 3, 2002 we published notice for the redemption of these debentures on June 3, 2002. (See Note 7 to the financial statements.)

Along with these near-term requirements our future liquidity could also be affected by letters of credit, bank guarantees, securitization programs, contingent payments, surety bonds and commitments and guarantees we provide on behalf of our spun-off Technologies business' vendors, customers and others. (See Notes 6, 7, 8, 9, 12, 13 and 14 of the financial statements.)

We do not expect to pay down a significant portion of our debt in 2002 due to continuing cash demands largely caused by restructuring charges, primarily associated with our Phosphorus business. Consequently, we are evaluating several financing options, which will be structured to address our current liquidity and capital resource constraints. We intend to renew our $240.0 million committed revolving credit agreement before the end of the third quarter of this year. We are continually assessing the best sources of financing and intend to access the capital markets in the second and third quarters of 2002 primarily to pre-fund our upcoming maturities of long-term debt, repay short-term debt and meet other payment obligations.

DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISKS

Our primary financial market risks include changes in foreign currency exchange rates, interest rates and commodity pricing. In managing our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We account for these derivatives in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 (see "Recently Adopted Accounting Pronouncements" and Note 1 to our 2001 consolidated financial statements). We do not use derivative financial instruments for trading purposes. At March 31, 2002 our derivative holdings consisted primarily of foreign currency forward contracts and natural gas forward contracts.

When we sell or purchase products or services outside the United States, transactions are frequently denominated in currencies other than the U.S. dollar. Exposure to variability in currency exchange rates is mitigated, when possible, with natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another.

A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. We recognize foreign currency gains and losses arising from our operations in the period incurred. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses, which could be material. Due to the weakness of the euro in the period from 1999 through 2002, our business results have been adversely affected by unfavorable U.S. dollar translation of earnings of our operations in Europe. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure such as entering into forwards and swaps, where available, but we cannot ensure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

The maturity dates of the currency exchange agreements that provide hedge coverage are consistent with those of the underlying purchase or sales commitments.

We are exposed to changes in interest rates because of our financing and cash management activities, which include long-term and short-term debt to maintain liquidity and fund our business operations. In managing interest rate risk, our strategic policy is to monitor the ratio of our fixed- to floating-rate debt. We may, from time to time, use interest rate swaps to manage our exposure to changes in interest rates. We did not enter into any material interest rate swaps in the first quarter of 2002.

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

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Goodwill and Intangible Assets. Prior to January 1, 2002 we amortized goodwill and identifiable intangible assets (such as trademarks) on a straight-line basis over their estimated useful lives not to exceed 40 years. The recoverability of the net book value of these assets was periodically reviewed based on the expected future undiscounted cash flows of the businesses to which they relate.

On January 1, 2002 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, goodwill and other indefinite intangible assets ("intangibles") are no longer subject to amortization, rather they are subject to at least an annual assessment for impairment by applying a fair value based test. We are currently conducting the transitional goodwill and indefinite life intangibles impairment tests required by SFAS No. 142, and expect to be completed by the second quarter of 2002 and each year, beginning in 2003, will conduct an assessment of goodwill impairment based on fair value in the future in accordance with the requirements of SFAS No. 142.

Goodwill amortization was $4.2 million ($2.8 million after tax), or $0.09 per diluted share in 2001. Goodwill amortization for the three months ended March 31, 2001 was $1.1 million, or $0.02 per diluted share. Goodwill amortization for the first quarter of 2002 would also have been $1.1 million.

Goodwill at March 31, 2002 and December 31, 2001 was $111.1 million and $113.5 million, respectively. The majority of our goodwill can be attributed to an acquisition in our Specialty Chemicals segment. The decrease in goodwill since year-end 2001 is due to the devaluation of Norwegian krone in the first quarter of 2002 in FMC's BioPolymer operations within its Specialty Chemicals segment. There are no material indefinite life intangibles, other than goodwill, at March 31, 2002.

Our definite life intangibles totaled $7.9 million at March 31, 2002. At March 31, 2002 these definite life intangibles are allocated among our segments as follows: $3.6 million in Agricultural Products, $2.8 million in Specialty Chemicals and $1.5 million in Industrial Chemicals. All definite life intangibles are amortizable and consist primarily of patents, industry licenses and other intangibles.

On January 1, 2002 the company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirement of SFAS No. 121 related to the recognition of the impairment of long-lived assets to be held and used. There was no impact of adopting SFAS No. 144 in the first quarter of 2002.

On January 1, 2001, the company implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, the "Statement.") The Statement requires the company to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in other comprehensive income, depending on whether a derivative is designated as an effective hedge and on the type of hedging transaction. In accordance with the provisions of the Statement, the company recorded a first-quarter 2001 loss from the cumulative effect of a change in accounting principle of $0.9 after-tax in our consolidated statement of earnings and a deferred gain of $16.4 million after-tax in accumulated other comprehensive loss.

RESULTS OF OPERATIONS

General

All results discussed in this analysis address the continuing results of our chemical businesses. The results of Technologies, which was spun-off on December 31, 2001, have been reclassified to discontinued operations within our consolidated statement of income and consolidated statement of cash flow for the quarter ended March 31, 2001. See Note 2 to our consolidated financial statements for an overview of our reorganization and spin-off of Technologies.

Earnings from continuing operations before cumulative effect of a change in accounting principle for the quarter ended March 31, 2002 was $9.0 million compared to $14.4 million in the prior year's quarter. Income from continuing operations before cumulative effect of a change in accounting principle excluding special items for the quarter was $13.2 million or $0.41 per share compared to $16.4 million or $0.51 per share in the prior year. Restructuring and other charges totaled $7.0 million for the first quarter of 2002 compared to $1.0 million in the prior year quarter.

The following table displays the results for the quarters ended March 31, 2002 and 2001 through a reconciliation between as reported income from continuing operations before cumulative effect of change in accounting principle and income from continuing operations before cumulative effect of change in accounting principle, excluding special items:

($ in millions)                                                     Quarter Ended
                                                                      March 31,
                                                                    2002     2001
                                                                   ------   ------
Income from continuing operations before cumulative
effect of change in accounting principle - as reported              $ 9.0    $14.4

Restructuring and other charges                                       7.0      1.0

Tax effect of restructuring and other charges                        (2.8)     1.0
                                                                    -----    -----

Income from continuing operations before cumulative
effect of change in accounting principle, excluding special items   $13.2    $16.4
                                                                    =====    =====

RESULTS OF OPERATIONS - March 31, 2002 compared to March 31, 2001

Revenue. First quarter 2002 revenue decreased $13.0 million, or 3.0 percent, to $434.2 million, as compared to $447.2 million in the prior year's quarter. Lower revenue in 2002 when compared with 2001 was principally attributable to weaker demand in our Industrial Chemicals segment and a decrease in sulfentrazone revenue in the North American soybean market within our Agricultural Products segment.

Income from continuing operations was $9.0 million compared to a $14.4 million in the first quarter of 2001. The majority of this decrease can be attributed to higher restructuring and other charges in 2002 accompanied by the lack of sulfentrazone payments from DuPont, which were somewhat offset by the results of cost reduction programs throughout our business segments.

Restructuring and other charges totaled $7.0 million compared to $1.0 million in the prior year's quarter. Of these charges, $2.4 million related to severance and other costs of idling our Agricultural Product's sulfentrazone plant. In the Industrial Chemicals segment the mothballing of the Granger caustic facility in Green River and other restructuring activities resulted in $3.4 million of severance and other costs. The remaining charges related to reorganization costs of $1.2 million related to the spin-off and distribution of Technologies stock. The restructuring charges in the first quarter of 2001 related to corporate reorganization costs and several minor restructuring activities within our Industrial Chemicals segment.

Income from continuing operations, before the cumulative effect of a change in accounting principle, net of income taxes, excluding special items was $13.2 million compared to $16.4 million in the prior year's quarter. This decline can be attributed to the lack of a $10.0 million sulfentrazone-related profit protection payment from DuPont in 2001 and weaker industrial markets compared to the prior year somewhat offset by cost reductions related to our focus initiatives and cost reduction programs throughout our company, especially within our Agricultural Products and Industrial Chemicals segments (see Segment Results for further details).

Corporate expenses (excluding restructuring and other charges) were $10.0 million compared to $9.4 million in the first quarter of 2001. This increase reflects the continuance of certain transition service costs associated with the spin-off of Technologies. We do not expect these incremental transition costs to continue beyond the second quarter of 2002.

Other income and expense, net for the quarter was $3.5 million compared to $2.0 million for the period ended March 31, 2001.

Net interest expense for the quarter was $15.4 million compared to $14.4 million in the prior year's quarter.

Provision for income taxes was $1.0 million in the first quarter of 2002 compared to $5.4 million in the prior year resulting in effective tax rates of 10.0% and 27.2%, respectively. The 2002 rate results largely from the effect of restucturing charges. Our provision for income taxes on income from continuing operations before restructuring and other charges was $3.8 million or 22.3% for the current quarter and $4.4 million or 23.7% in the prior year's quarter. We expect our effective tax rate excluding special charges to be approximately 22.1% on a full year basis in 2002.

Discontinued operations. We recorded a loss from discontinued operations of $40.0 million in the first quarter of 2001 related to the spin-off of Technologies. Included in this amount are losses of our spun-off Technologies business, including interest expense of $6.9 million, which was allocated to discontinued operations in accordance with Accounting Principles Board Statement No. 30 and later relevant accounting guidance, and additional income tax provision of $28.8 million related to the reorganization of our worldwide entities in anticipation of the separation of Technologies from FMC.

Net Income (loss). We recorded net income of $9.0 million for the first quarter of 2002 compared to a net loss $26.5 million in the first quarter of 2001. This variance reflects the impact of several one-time tax charges discussed above under discontinued operations.

Average shares outstanding used in the quarter's diluted earnings (loss) per common share calculations were 32.4 million in 2002 compared with 30.8 million in the prior year's quarter. Additional weighted average shares of 1.4 million, assuming conversion of stock awards, for the quarter ended March 31, 2001 were not included in the computation of diluted earnings per share as their effect would be antidilutive.

SEGMENT RESULTS - March 31, 2002 compared to March 31, 2001

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed below, in Note 15 of our consolidated financial statement filed in this 10-Q and Note 20 of our consolidated financial statements on Form 10-K for the year ended December 31, 2001.

Agricultural Products

Agricultural Products' revenue for the quarter ended March 31, 2002 was $131.1 million, down from $134.6 million in last year's quarter due to lower sulfentrazone revenue in the soybean market and decreased demand in Eastern Europe and East Africa which was somewhat offset by an increase in specialty markets demand.

Earnings for the 2002 quarter were $6.3 million down from $13.8 million in the first quarter of 2001. Contributing to this decline was the lack of a $10.0 million profit protection payment from DuPont, which we received in the first quarter of 2001 as compensation for DuPont's decision to cease sulfentrazone purchases. Increases in our profitability due to changes in our Fury product revenue mix as well as lower selling, administrative and research expenses partially offset the lack of a protection payment from DuPont in 2002.

We continue our efforts to reduce costs and improve overall segment profitability as seen in our shift in focus from sulfentrazone revenue for soybeans to higher value crops such as tobacco, sugar cane and sun flowers, although we plan to continue to market sulfentrazone on soybeans in partnership with third-party chemistries. We continued to reduce our selling, general and research expenses successfully implementing the majority of our fourth quarter 2001 restructuring efforts. We engaged in additional restructuring activities in the first quarter of 2002 (see Note 6 to our consolidated financial statements) and began idling our Baltimore sulfentrazone plant at the end of April 2002. We believe these efforts will allow our Agricultural Products segment to refocus on insecticides while realigning our herbicide portfolio towards higher value crops. We expect total restructuring activities within Agricultural Products in 2001 and the first quarter of 2002 to result in approximately $20.0 million of annual savings of which approximately $15.0 million will be realized this year.

Specialty Chemicals

Specialty Chemicals' revenue for the three months ended March 31, 2002 were $115.8 million, down slightly from $116.3 million in the prior year period. Revenue reflected increased microcrystalline cellulose revenue resulting from our new European distribution strategy offset by weaker carrageenan and alginate revenue in the industrial and specialty markets and weaker lithium demand in Japan when compared to the first quarter of 2001.

Earnings of $18.2 million in the quarter were down from $20.0 in the prior year's quarter due to decreased pricing in certain specialty and industrial markets, increased inventory and production variances and decreased prices due to competition in the Japanese energy storage markets in the second quarter of 2001.

Industrial Chemicals

Industrial Chemicals' first quarter 2002 revenue of $198.6 million was lower than last year's revenue by $8.7 million largely reflecting the impact of lower caustic prices on soda ash volumes and decreased volumes and prices in hydrogen peroxide. Also contributing to the change in segment revenue were lower selling prices at FMC Foret somewhat offset by increased volumes.

Earnings for the first quarter of 2002 improved to $23.1 million from $14.4 million in the prior year's quarter. Highlighting our earnings increase were higher earnings of Astaris resulting from lower consent decree spending and lower material costs. However, we continue to address start-up issues at our new Purified Phosphoric Acid plant in Soda Springs, Idaho.

First quarter 2002 revenue in our alkali operations remained relatively flat from the 2001 quarter with lower alkali volumes resulting from lower caustic prices being offset by higher foreign and domestic prices for soda ash. Earnings increased compared to the first quarter of 2001 as a result of lower natural gas prices and our continued effort to reduce costs.

Peroxygen (hydrogen peroxide and active oxidants) revenue and earnings were down for the quarter compared to the prior year's quarter. Lower volumes and lower prices in our pulp and paper markets and printed circuit board markets, due to Asian competition, were somewhat offset by increased revenue in several other markets.

FMC Foret saw a decrease in revenue in the first quarter of 2002 when compared to 2001 due to the devaluation of the euro compared to the prior year period and lower prices in phosphates and hydrogen peroxide being offset somewhat by volume increases in zeolites, percarbonates and perborates. Earnings for the quarter were relatively flat.

The current manufacturing slowdown continues to significantly impact those markets served by our Industrial Chemicals segment and has led to continued efforts not only to aggressively reduce costs but also to refocus our strategies within the segment. As a major example of refocusing a decline in caustic soda pricing due to a supply surplus has resulted in our decision to mothball our Granger caustic soda facility in Green River, Wyoming. This has resulted in the restructuring charges of $2.3 million in the first quarter of 2002, which we believe will result in approximately $7.0 million of annual savings beginning in the second half of 2002. We also further refocused in the quarter with the sale of our sodium cyanide operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in "Derivative Financial Instruments and Market Risks," under ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         INDEPENDENT ACCOUNTANTS' REPORT

A report by KPMG LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the quarter ended March 31, 2002 is included on page 22.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of March 31, 2002, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America. We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of December 31, 2001, and the related consolidated statements of income, cash flows and changes in stockholders' equity for the year then ended not presented herein; and in our report dated February 14, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report dated February 14, 2002, on the consolidated financial statements of FMC Corporation and consolidated subsidiaries as of and for the year ended December 31, 2001, contains an explanatory paragraph that states as discussed in
Note 1 to the consolidated financial statements, the company changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Philadelphia, Pennsylvania
April 30, 2002

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no material change in the company's significant legal proceedings from the information reported in Part I, Item 3 of the company's 2001 Annual Report on Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed with this Report

1. Condensed Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 1 of this Form 10-Q.

2. All required financial statement schedules are included in the consolidated financial statements or notes thereto as incorporated under Item 1 of this Form 10-Q.

3.   Exhibits: See attached Index of Exhibits

(b)  Reports on Form 8-K

During the period beginning March 11, 2002 and ending May 9, 2002, the Registrant did not file any reports on Form 8-K or Form 8-K/A.

(c)  Exhibits

See Index of Exhibits

                         INDEX OF EXHIBITS FILED WITH OR
                         INCORPORATED BY REFERENCE INTO
                          FORM 10-Q OF FMC CORPORATION
                      FOR THE QUARTER ENDED MARCH 31, 2002

Exhibit
No.       Exhibit Description
-------   -------------------

10.2a Credit Agreement, dated as of January 31, 2002, among FMC Corporation, the Lenders party thereto, and Citibank, N.A., as Administrative Agent

10.11a Agreement of Amendment to the Receivables Purchase Agreement, dated as of December 31, 2001, among FMC Funding Corporation, FMC Corporation, FMC Wyoming Corporation, CIESCO, L.P., Citibank, N.A., and Citicorp North America, Inc.

11        Statement re Computation of Per Share Earnings

12        Statement re Computation of Ratios of Earnings to Fixed Charges

15        Management Awareness Letter of KPMG LLP

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FMC CORPORATION
                                  (Registrant)


                                                           By: /s/ W. KIM FOSTER
                                                               -----------------
                                                                   W. Kim Foster
                                                       Senior Vice President and
                                                         Chief Financial Officer

Date: May 15, 2002