Form 10-Q
period 2002-06-30
FMC CORP
filed 2002-08-14
CIK 37785

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                                       or

              [_] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

            For the transition period from ___________ to __________

                          Commission File Number 1-2376

                                 FMC CORPORATION

             (Exact name of registrant as specified in its charter)

                   Delaware                                      94-0479804
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                       Identification No.)

              1735 Market Street
          Philadelphia, Pennsylvania                                19103
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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF JUNE 30, 2002.

--------------------------------------------------------------------------------
Common Stock, par value $0.10 per share                               35,086,303

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Income
(in millions, except per share data)

                                                                                          (unaudited)            (unaudited)
                                                                                       Three Months Ended      Six Months Ended
                                                                                           June 30,                June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        2002       2001        2002        2001
-----------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                                $482.4     $ 523.2     $916.6     $  970.4
-----------------------------------------------------------------------------------------------------------------------------------
Cost of sales or services                                                               356.2       364.2      679.1        690.5
Selling, general and administrative expenses                                             57.7        63.9      115.5        125.6
Research and development expenses                                                        20.4        25.3       41.0         48.9
Asset impairments (Note 7)                                                                 --       323.1         --        323.1
Restructuring and other charges (Note 8)                                                  7.4       175.0       14.4        176.0
-----------------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                                441.7       951.5      850.0      1,364.1
-----------------------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before minority interests, interest expense, net income taxes and cumulative effect of change in
  accounting principle                                                                   40.7      (428.3)      66.6       (393.7)
Minority interests                                                                        0.6         0.2        1.1          0.6
Interest expense, net                                                                    17.0        15.4       32.4         29.8
-----------------------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before cumulative effect of a change in
  accounting principle                                                                   23.1      (443.9)      33.1       (424.1)
  Provision (benefit) for income taxes                                                    3.9      (145.0)       4.9       (139.6)
-----------------------------------------------------------------------------------------------------------------------------------
   Income (loss) from continuing operations before cumulative effect of
   change in accounting principle                                                        19.2      (298.9)      28.2       (284.5)
Discontinued operations, net of income taxes (Note 2)                                      --        (0.9)        --        (40.9)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change in accounting principle                 19.2      (299.8)      28.2       (325.4)
Cumulative effect of change in accounting principle, net of income taxes (Note 3)          --          --         --         (0.9)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                      $ 19.2     $(299.8)    $ 28.2     $ (326.3)
===================================================================================================================================
Basic earnings (loss) per common share (Note 12)
Continuing operations                                                                  $ 0.59     $ (9.59)    $ 0.88     $  (9.19)
Discontinued operations                                                                    --       (0.03)        --        (1.32)
Cumulative effect of change in accounting principle (Note 3)                               --          --         --        (0.03)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                      $ 0.59     $ (9.62)    $ 0.88     $ (10.54)
===================================================================================================================================
Diluted earnings (loss) per common share (Note 12)
Continuing operations                                                                  $ 0.57     $ (9.59)    $ 0.85     $  (9.19)
Discontinued operations                                                                    --       (0.03)        --        (1.32)
Cumulative effect of change in accounting principle (Note 3)                               --          --         --        (0.03)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                      $ 0.57     $ (9.62)    $ 0.85     $ (10.54)
===================================================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

                                                                                                    June 30,       December 31,
FMC Corporation and Consolidated Subsidiaries                                                         2002             2001
Condensed Consolidated Balance Sheets (in millions)                                                (unaudited)
--------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
Cash and cash equivalents                                                                             $   50.3      $   23.4
Trade receivables, net of allowance of $9.9 in 2002 and $8.4 in 2001 (Note 15)                           407.9         441.7
Inventories                                                                                              189.4         207.2
Other current assets                                                                                     111.1          99.6
Deferred income taxes                                                                                     50.0          48.4
--------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                     808.7         820.3
Investments                                                                                               34.7          25.2
Property, plant and equipment, net (Note 6)                                                            1,068.2       1,087.8
Goodwill (Note 3)                                                                                        123.0         113.5
Other assets                                                                                             143.5         135.6
Deferred income taxes                                                                                    288.6         294.8
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                          $2,466.7      $2,477.2
================================================================================================================================
Liabilities and stockholders' equity
Current liabilities:
Short-term debt (Note 9)                                                                              $  234.8      $  136.5
Accounts payable, trade and other                                                                        219.1         327.7
Accrued and other liabilities                                                                            300.7         337.0
Guarantees of vendor financing (Note 16)                                                                  35.4          56.0
Current portion of long-term debt (Note 9)                                                               100.3         135.2
Current portion of accrued pensions and other postretirement benefits                                     20.8          18.2
Income taxes payable                                                                                      27.0          27.8
--------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                938.1       1,038.4
Long-term debt, less current portion (Note 9)                                                            623.2         651.8
Accrued pension and other postretirement benefits, less current portion                                  102.0         109.2
Reserves for discontinued operations (Notes 10 and 11)                                                   184.6         201.9
Other long-term liabilities (Notes 10 and 11)                                                            184.3         212.3
Minority interests in consolidated companies                                                              43.0          44.8
Commitments and contingent liabilities (Notes 10, 11, 14 and 16)
--------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2002 or 2001                --            --
Common stock, $0.10 par value, authorized 130,000,000 shares in 2002 and 2001; issued
43,001,994 shares in 2002 and 39,234,578 shares in 2001                                                    4.3           3.9
Capital in excess of par value of common stock                                                           334.1         217.5
Retained earnings                                                                                        720.0         691.8
Accumulated other comprehensive loss (Note 13)                                                          (159.8)       (186.8)
Treasury stock, common, at cost; 7,915,691 shares in 2002 and 7,929,281 shares in 2001                  (507.1)       (507.6)
--------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                               391.5         218.8
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                            $2,466.7      $2,477.2
================================================================================================================================

The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries                                                                     (unaudited)
Condensed Consolidated Statements of Cash Flows                                                                 Six Months Ended
(in millions)                                                                                                       June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                2002        2001

------------------------------------------------------------------------------------------------------------------------------------

Cash provided (required) by operating activities of continuing operations:
Income from continuing operations before cumulative effect of change in accounting principle                   $  28.2    $(284.5)
Adjustments to reconcile income from continuing operations before cumulative effect of change in accounting principle to cash provided (required) by operating activities of continuing operations:
  Depreciation and amortization                                                                                   55.4       65.4
  Asset impairments (Note 7)                                                                                        --      323.1
  Restructuring and other charges (Note 8)                                                                        14.4      176.0
  Deferred income taxes                                                                                            4.6     (205.7)
  Minority interests                                                                                               1.1        2.4
  Other                                                                                                            3.5        3.1
Changes in operating assets and liabilities, excluding the effect of acquisitions and divestitures of businesses:
  Accounts receivable sold (Note 15)                                                                               5.0       (1.0)
  Trade receivables, net                                                                                          28.8      (25.8)
  Inventories                                                                                                     13.8      (23.7)
  Other current assets and other assets                                                                          (30.6)     (55.4)
  Accounts payable, trade, accrued and other liabilities and other long-term liabilities                        (172.3)     (51.8)
  Financing commitments to Astaris (Note 8 and 16)                                                               (12.6)     (16.6)
  Income taxes payable                                                                                            (0.8)       5.6
  Accrued pension and other postretirement benefits, net                                                          (6.3)     (18.7)
------------------------------------------------------------------------------------------------------------------------------------

Cash required by operating activities                                                                            (67.8)    (107.6)

Cash required by discontinued operations (Note 10)                                                               (19.7)     (89.4)
====================================================================================================================================

FMC Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued) (in millions)

-----------------------------------------------------------------------------------------------------------------------------------
Cash provided (required) by investing activities:
  Capital expenditures                                                                                 $ (35.3)       $  (92.2)
  Proceeds from disposal of property, plant and equipment                                                  5.9            11.4
  Increase in investments                                                                                 (7.5)          (16.6)
-----------------------------------------------------------------------------------------------------------------------------------

Cash required by investing activities                                                                    (36.9)          (97.4)
===================================================================================================================================


Cash provided (required) by financing activities:
  Net proceeds from issuance of commercial paper                                                         (28.5)           11.3
  Net increase under committed credit facilities                                                         102.0            (5.9)
  Net increase (decrease) in other short-term debt                                                        24.8           (10.3)
  Increase in long-term debt                                                                                --            20.4
  Contribution from Technologies, net of funding to Technologies (Note 2)                                   --           393.8
  Repayment of long-term debt                                                                            (63.7)         (128.6)
  Distributions to minority partners                                                                      (1.8)           (2.3)
  Net proceeds from issuance of common stock (Note 12)                                                   101.3              --
  Issuances of common stock related to compensation programs                                              16.2            30.0
-----------------------------------------------------------------------------------------------------------------------------------

Cash provided by financing activities                                                                    150.3           308.4
-----------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                                               1.0            (0.4)
===================================================================================================================================

Increase in cash and cash equivalents                                                                     26.9            13.6
Cash and cash equivalents, beginning of period                                                            23.4             7.3
===================================================================================================================================

Cash and cash equivalents, end of period                                                               $  50.3        $   20.9
===================================================================================================================================

       Supplemental disclosure of cash flow information: Cash paid for interest was $31.5 million and $50.6 million for the six months ended June 30, 2002 and 2001, respectively, and cash paid for income taxes, net of refunds, was $9.2 million and $15.7 million for the six months ended June 30, 2002 and 2001, respectively.

       The accompanying notes are an integral part of the condensed consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Financial Information and Accounting Policies

The condensed consolidated balance sheet as of June 30, 2002, and the related condensed consolidated statements of income and cash flows for the interim periods ended June 30, 2002 and 2001 have been reviewed by our independent accountants. The review is described more fully in their report included herein. In the opinion of management the condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of the company's results of operations and cash flows for the interim periods ended June 30, 2002 and 2001 and of its financial position as of June 30, 2002. All such adjustments are of a normal recurring nature. The results of operations for the interim periods ended June 30, 2002 and 2001 are not necessarily indicative of the results of operations for the full year.

The company's accounting policies are set forth in detail in Note 1 to the 2001 consolidated financial statements on Form 10-K. Certain prior year amounts have been reclassified to conform to the current quarter's presentation. Effective January 1, 2002, FMC adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets. " In the second quarter of 2002 the company elected to early adopt SFAS No. 145 "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 14, and Technical Corrections." (See
Note 3.)

Note 2: FMC's Reorganization

In October 2000, the company announced it was initiating a strategic reorganization (the "reorganization" or "separation") that ultimately would split the company into two independent publicly held companies - a chemical company and a machinery company. The remaining chemical company, which continues to operate as FMC Corporation, includes the Agricultural Products, Specialty Chemicals and Industrial Chemicals business segments. The new machinery company, FMC Technologies, Inc. ("Technologies") includes FMC's former Energy Systems and Food and Transportation Systems business segments. On June 1, 2001, in accordance with the Separation and Distribution Agreement (the "Agreement") between the two companies, FMC distributed substantially all of the net assets comprising the businesses of Technologies. On June 19, 2001, Technologies completed an initial public offering ("IPO") of 17% of its equity through the issuance of common stock. FMC continued to own the remaining 83% of Technologies through December 31, 2001. (See Notes 2 and 3 to our 2001 consolidated financial statements.)

Subsequent to the IPO, Technologies made payments of $393.8 million to FMC, net of contributions from FMC, in exchange for the net assets distributed to Technologies on June 1, 2001. The payments contributed to Technologies by FMC were to supplement Technologies' operating cash needs prior to the spin-off. The payments received by FMC were used to retire short-term and long-term debt. During the second quarter of 2001, FMC recognized a $140.0 million gain in stockholders' equity on the sale of Technologies' stock.

The company recorded an after-tax loss from discontinued operations of $0.9 million and $40.9 million, respectively, for the three and six months ended June 30, 2001 related to the spun-off Technologies business, including after-tax interest expense of $4.4 million and $8.6 million, respectively, which was allocated to discontinued operations in accordance with Accounting Principles Board Statement No. 30 and later relevant accounting guidance, and an additional income tax provision of $28.8 million related to the reorganization of our worldwide entities in anticipation of the separation of Technologies from FMC.

Note 3: Recently Adopted Accounting Pronouncements

Prior to January 1, 2002 the company amortized goodwill and identifiable intangible assets (such as trademarks) on a straight-line basis over their estimated useful lives not to exceed 40 years. The recoverability of the net book value of these assets was periodically reviewed based on the expected future undiscounted cash flows.

On January 1, 2002 the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, goodwill and other indefinite intangible assets ("intangibles") are no longer subject to amortization, rather they are subject to at least an annual assessment for impairment by applying a fair value based test. In the second quarter FMC completed its transitional goodwill impairment tests required by SFAS No. 142. FMC recorded no impairments of its goodwill and indefinite life intangibles based on these tests. The company will continue its goodwill impairment tests, annually, beginning in the fourth quarter of 2002, in accordance with the requirements of SFAS No. 142.

Goodwill amortization was $4.2 million, or $0.14 per diluted share in 2001. Goodwill amortization for the three and six months ended June 30, 2001 was $1.0 million or $0.03 per diluted share and $2.1 million or $0.07 per diluted share, respectively. Goodwill amortization for the three and six months ended June 30, 2002 would have been approximately $1.0 million and $2.1 million, respectively.

Goodwill at June 30, 2002 and December 31, 2001 was $123.0 million and $113.5 million, respectively. The majority of FMC's goodwill is attributed to an acquisition in the Specialty Chemicals segment. There are no material indefinite life intangibles, other than goodwill, at June 30, 2002.

FMC's definite life intangibles totaled $7.5 million at June 30, 2002. These definite life intangibles are allocated among FMC's segments as follows: $3.4 million in Agricultural Products, $2.7 million in Specialty Chemicals and $1.4 million in Industrial Chemicals. All definite life intangible assets are amortizable and consist primarily of patents, industry licenses and other intangibles.

On January 1, 2002 the company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements of SFAS No. 121 related to the recognition of the impairment of long-lived assets to be held and used. There was no impact of adopting SFAS No. 144 in 2002.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 14, and Technical Corrections." The Statement rescinds or amends a number of existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In the second quarter of 2002, with the retirement of its Meridian Gold debentures (as discussed in Note 9 below), FMC elected to early adopt SFAS No. 145. FMC recorded a $3.1 million loss ($1.9 million after-tax) related to the early retirement of these debentures in its total costs and expenses in accordance with this statement.

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

Note 4: New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FMC is required to adopt the provisions of this pronouncement no later than the beginning of 2003 and is evaluating the potential impact of adopting SFAS No. 143.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses the accounting and reporting for costs of so-called exit activities (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. It is effective beginning in 2003 with the liability recognition criteria under the standard applied prospectively. The company is expecting to adopt SFAS No. 146 when required and is currently evaluating the potential impact of adoption on its accounting policies regarding exit and disposal activities.

Note 5: Financial Instruments and Risk Management

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to the company's outstanding cash flow hedges and which were recorded to earnings during the three and six months ended June 30, 2002, were less than $0.1 million. For the three months ended June 30, 2002 and June 30, 2001, the net deferred hedging loss in accumulated other comprehensive loss was $6.3 million and $12.1 million, of which approximately $4.6 million of net losses are expected to be recognized in earnings during the twelve months ended June 30, 2003, at the time the underlying hedged transactions are realized, and of which net losses of $1.7 million are expected to be recognized at various times subsequent to

June 30, 2003 and continuing through November 30, 2005.

Note 6: Property, Plant and Equipment

Property, plant and equipment consisted of the following, in millions:

                                                   June 30,
                                                     2002       December 31,
                                                 (unaudited)       2001
                                                  ---------     ------------
Property, plant and equipment, at cost            $ 2,581.4      $ 2,538.2
Accumulated depreciation                           (1,513.2)      (1,450.4)
                                                  ---------      ---------
Property, plant and equipment, net                $ 1,068.2      $ 1,087.8
                                                  =========      =========

Note 7: Asset Impairments

Asset impairments totaling $323.1 million ($233.8 million after-tax) were recorded in the second quarter of 2001. Based upon a comprehensive review of FMC's long-lived assets the company recorded asset impairment charges of $211.9 million related to its U.S. based phosphorus business. The components of asset impairments related to this business include a $171.0 million impairment of environmental assets built to comply with a RCRA Consent Decree ("Consent Decree") at the Pocatello, Idaho facility and a $36.5 million impairment charge for the company's investment in Astaris LLC ("Astaris"), the company's phosphorus joint venture with Solutia, Inc. Driving these charges were a decline in market conditions, the loss of a potential site on which to develop economically viable second purified phosphoric acid plant and its agreement to pay into a fund for the Shoshone-Bannock Tribes as a result of an agreement to support a proposal to amend the Consent Decree to permit the earlier closure of the largest remaining waste disposal pond at Pocatello. In addition, FMC recorded an impairment charge of $98.9 million related to its Specialty Chemicals segment's lithium operations in Argentina. The company established this operation, which includes a lithium mine and processing facilities, approximately five years ago in a remote area of the Andes Mountains. With the entry of a South American manufacturer into this business, resulting in decreased revenues and following the continuation of other unfavorable market conditions, the company's lithium assets in Argentina became impaired, as the total capital invested is not expected to be recovered. An additional $12.3 million of charges related to the impairment of assets in FMC's cyanide operations as a result of weakening economic conditions effecting this business.

Note 8: Restructuring and other charges

In the second quarter of 2002, the company recorded restructuring and other charges before tax of $7.4 million compared to $175.0 million in the second quarter of 2001. The company recorded $14.4 million and $176.0 million, respectively, for the six months ended June 30, 2002 and 2001.

The second quarter of 2002 charge included $2.2 million before tax of restructuring charges related to severance and other costs in the Industrial Chemicals segment and a $2.1 million charge for other costs including transition costs related to a change in benefits provider, which was a direct result of the company's spin-off of Technologies. Also recorded as part of the second quarter 2002 charge was $3.1 million before tax attributed to the redemption of 6.75% exchangeable senior subordinated debentures related to Meridian Gold completed on June 3, 2002 (see Note 9.)

Of the $7.0 million of restructuring charges in the first quarter of 2002, $2.4 million related to severance and other costs of idling the Agricultural Product's sulfentrazone plant. In the Industrial Chemicals segment, the mothballing of the Granger caustic facility in Green River, Wyoming and other restructuring activities resulted in $3.4 million of severance and other costs. The remaining charges resulted from reorganization costs of $1.2 million related to the spin-off and distribution of Technologies stock.

During the second quarter of 2001, FMC recorded $175.0 million in restructuring and other charges including $160.0 million related to its Industrial Chemicals segment's U.S.-based phosphorus business. The components included in restructuring and other charges related to the phosphorus business were as follows: a $68.7 million reserve for the further required Consent Decree spending at the Pocatello site; $42.7 million of financing obligations to the Astaris joint venture and other related costs; and a $40.0 million reserve for payments to the Shoshone-Bannock Tribes and $8.6 million of other related charges. In addition, restructuring charges for the quarter included $8.0 millions related to FMC's corporate reorganization. The remaining charges of $7.0 million were for the restructuring of two smaller chemical facilities.

The restructuring charges in the first quarter of 2001 related to corporate reorganization costs and several minor restructuring activities within the Industrial Chemicals segment.

Reserves for restructuring and other charges were $98.3 million and $119.2 million at June 30, 2002 and December 31, 2001, respectively. Restructuring spending in 2002 of $8.7 million related to the 2002 programs and $39.2 million related to programs initiated in the prior year. Spending during the six months ended June 30, 2002 was primarily for workforce reductions, additional reorganization costs, finance commitments to our joint venture Astaris and shutdown costs.

The following table shows a rollforward of restructuring and other reserves for the quarter ended June 30, 2002 and the related spending and other changes:

                                       Phosphorus Related
                             ----------------------------------------

                              Pocatello
                              Shutdown,
                             Remediation                 Financing     Workforce-related and
                              and Other      Tribal     Commitments      Facility Shutdown              FMC's
                                Costs         Fund      to Astaris             Costs               Reorganization         Total
                                -----         ----      ----------             -----               --------------         -----
                                                                         2002         2001        2002        2001
                                                                         ----         ----        ----        ----
Reserve at12/31/2001            $ 58.9       $10.0        $  28.0        $  --       $13.7        $  --      $ 8.6       $119.2
Increase in Reserves                --          --             --          8.0          --          3.3         --         11.3
Cash Payments                    (17.0)         --          (12.6)        (7.5)       (5.9)        (1.2)      (3.7)       (47.9)
Reclasses and Other (1)           16.7          --             --           --          --           --         --         16.7
Non-cash Charges                  (1.0)         --             --           --          --           --         --         (1.0)
                                ------       -----        -------        -----       -----        -----      -----       ------
Reserve at
6/30/2002                       $ 57.6       $10.0        $  15.4        $ 0.5       $ 7.8        $ 2.1      $ 4.9       $ 98.3
                                ======       =====        =======        =====       =====        =====      =====       ======

       (1) Balance classified as current liabilities at December 31, 2001 reclassified to restructuring reserves in 2002.

Note 9: Debt

The company has $240.0 million in committed credit under a 364-day non-amortizing revolving credit agreement due in December 2002. The total amount outstanding under the revolver at June 30, 2002 was $170.0 million compared to $68.0 million at December 31, 2001. Proceeds from the completion of FMC's second quarter equity offering of $101.3 million, net of issuance expenses, were used to reduce outstanding borrowings under the revolver (see Note 12). In January 2002, FMC obtained a supplemental $50.0 million committed credit facility to meet short-term seasonal financing needs. This supplemental credit facility has been amended to reduce availability to $25.0 million. This supplemental facility expires on August 31, 2002. Both committed credit agreements contain financial covenants related to leverage (measured as the ratio of debt to adjusted earnings), interest coverage (measured as the ratio of interest expense to adjusted earnings) and consolidated net worth. As of June 30, 2002, FMC was in compliance with all financial covenants on both facilities.

On May 3, 2002, FMC published notice of a mandatory call for redemption on June 3, 2002 of its 6.75% exchangeable senior subordinated debentures, outstanding in the principal amount of $28.8 million. From May 21, 2002 to May 31, 2002, holders of $26.0 million of these debentures exercised their right to forgo accrued but unpaid interest and exchange their debentures for common shares of Meridian Gold, Inc., a Canadian company trading on the New York Stock Exchange (NYSE: MDG) and successor to our former subsidiary, at a price of $15.125 per share, subject to certain adjustments. Because FMC does not hold any shares of Meridian Gold, Inc. it exercised its right to pay the fair market value, subject to certain adjustments, of the Meridian Gold common shares in cash. Because the price of Meridian Gold common shares rose substantially above the exchange price of $15.125, FMC was required to pay an amount above the principal amount of the debentures exchanged, which amount has resulted in a net charge of approximately $3.1 million ($1.9 million after-tax) in the second quarter of 2002. The remaining $2.8 million of debentures were redeemed on June 3, 2002 at the principal amount thereof plus accrued interest.

During the six months ended June 30, 2002, the company made payments of $10.4 million and $25.0 million, in the first and second quarter, respectively, for scheduled maturities of long-term debt. An additional payment of $99.5 million is required in the fourth quarter of 2002.

Short-term debt increased to $234.8 million at June 30, 2002 compared to $136.5 million at December 31, 2001. Short-term debt can consist of commercial paper, borrowings under committed credit facilities and foreign bank borrowings. Since the lowering of FMC's short-term credit rating by Moody's Investors Service, Inc. ("Moody's") on June 13, 2002, FMC ceased offerings under our commercial paper program and repaid maturities by borrowing under our $240.0 million committed revolving credit agreement. At June 30, 2002, no commercial paper was outstanding compared to $33.0 million at December 31, 2001 and $57.2 million at March 31, 2002. Also contributing to the company's increased short-term debt was a decrease in availability under

FMC accounts receivable financing program at June 30, 2002 primarily resulting from the downgrade in our credit rating.

At June 30, 2002 there was $44.0 million principal amount outstanding of variable rate industrial and pollution control revenue bonds supported by bank letters of credit. The letters of credit generally have a term of thirteen months and extend each month for an additional month unless and until the bank sends us a letter of non-renewal. No such notices had been received for the letters of credit outstanding at June 30, 2002.

The company is finalizing its refinancing plans and expects to have its financing completed prior to the bond maturities and the expiration of its committed revolving credit facility in the fourth quarter of 2002.

In 1998, a universal shelf registration statement became effective, under which $500.0 million of debt or equity securities could be offered. Unused capacity of $243.4 million remains available under the 1998 shelf registration at June 30, 2002.

Note 10: Other Long-Term Liabilities and Reserves for Discontinued Operations

Reserves for discontinued operations at June 30, 2002 and December 31, 2001 were $184.6 million and $201.9 million, respectively. At June 30, 2002, substantially all discontinued operations reserves were related to environmental, post-employment benefit, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 1997.

In the first quarter of 2001 FMC paid an $80.0 million settlement of litigation related to the company's discontinued defense operations.

Other long-term liabilities at June 30, 2002 and December 31, 2001 were $184.3 million and $212.3 million, respectively, and included environmental reserves related to the company's continuing businesses, restructuring reserves and compensation and benefits reserves. (See Note 3 to the company's 2001 consolidated financial statements and Note 11 below.)

Note 11: Environmental Obligations

The company has provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $238.5 million and $260.4 million, before recoveries, have been provided at June 30, 2002 and December 31, 2001, respectively. The long-term portions of these reserves, totaling $210.7 million and $217.3 million, are included in other long-term liabilities and reserves for discontinued operations. The short-term portion of these obligations is recorded as accrued and other liabilities.

Cash recoveries of $6.7 million have been recorded as realized claims against third parties in 2002. Total cash recoveries recorded for the year ended December 31, 2001 were $12.5 million. At June 30, 2002 and December 31, 2001 reserves for recoveries were $34.8 million and $41.5 million, respectively, the majority of which relate to existing contractual arrangements with U.S. government agencies and insurance carriers. These reserves are recorded as an offset to the reserve for discontinued operations and other long-term liabilities.

The company has estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $70.0 million at June 30, 2002. Obligations that have not been reserved for may be material to any one quarter's or year's results of operations in the future. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a materially adverse effect on the company's liquidity or financial condition and may be satisfied over the next twenty years or longer.

A more complete description of the company's environmental contingencies and the nature of its potential obligations are included in Notes 1 and 13 to FMC's December 31, 2001 consolidated financial statements.

Note 12: Capital Stock

On August 27, 1999, the Board of Directors authorized $50.0 million of open market repurchases of FMC common stock, which the company has not commenced as of June 30, 2002. Depending on market conditions, the company may, from time to time, purchase additional shares of its common stock on the open market.

On June 6, 2002 the company issued 3,250,000 shares of common stock at a net price per share of $31.25. Net proceeds from the issuance were approximately $101.3 million. The proceeds were used to reduce outstanding borrowings under the company's $240.0 committed revolving credit facility.

For the three and six months ended June 30, 2002, the company had 32,592,684 and 32,084,284, respectively, of average shares outstanding. In addition, for the three and six months ended June 30, 2002 FMC had 964,623 and 953,644 of additional shares assuming conversion of stock options and other dilutive potential common shares (calculated under the treasury stock method).

Note 13: Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. The company's comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 consisted of the following:

(in millions)
                                                           Three Months                     Six Months
                                                           Ended June 30,                  Ended June 30,
                                                        2002           2001            2002             2001
                                                        ----           ----            ----             ----
Net income (loss)                                       $19.2        $(299.8)          $28.2          $(326.3)
Other comprehensive earnings (loss):
     Foreign currency translation adjustment             39.3           15.2            16.5              8.6
     Net deferral of hedging gains (losses)               3.4          (16.8)           12.4            (28.4)
     Cumulative effect of a change in accounting
     principle (Note 3)                                    --             --              --             16.4
                                                        -----        -------           -----          -------
Comprehensive income (loss)                             $61.9        $(301.4)          $57.1           (329.7)
                                                        =====        =======           =====          =======

Note 14: Related-Party Transactions

FMC's chemical and machinery businesses became two independent companies in 2001 through the spin-off of Technologies (see Note 2 for a discussion of FMC's reorganization). Prior to Technologies' IPO, FMC and Technologies entered into certain agreements for the purposes of governing the ongoing relationship between the two companies (see Note 18 to the 2001 consolidated financial statements). FMC and Technologies continue to engage in transition services for areas such as benefits, insurance and administrative services. The cost of these activities were not material as of June 30, 2002.

A guaranty agreement, executed on December 31, 2001, provides for the performance by Technologies of certain obligations under several contracts, debt instruments and reimbursement agreements. Prior to the spin-off, these obligations related to the businesses of Technologies. As of June 30, 2002, this guarantee agreement covered obligations totaling $127.1 million compared to $289.0 million at December 31, 2001. Under the Separation and Distribution Agreement and guaranty agreement, Technologies has indemnified FMC for these obligations and any related legal fees.

Note 15: Accounts Receivable Financing

The company sells trade receivables without recourse through its wholly owned, bankruptcy-remote subsidiary, FMC Funding Corporation. This subsidiary then sells the receivables to a financing company under an accounts receivable financing facility on an ongoing basis. Availability under the program was reduced upon the lowering of FMC's credit rating and terminates upon a rating of Ba2 by Moody's or BB by S&P. The financing from this facility totaled $84.8 million at June 30, 2002, $79.0 million at December 31, 2001 and $112.0 million at June 30, 2001. Subsequent to June 30, 2002 the company extended the term of this securitization through August 2003.

Note 16: Commitments and Contingencies

During the third quarter of 2000, in connection with the finalization of an external financing agreement with Astaris, the company provided an agreement to lenders of Astaris under which FMC has agreed to make equity contributions to Astaris sufficient to make up one half of any short-fall in Astaris' earnings below certain levels. Astaris' earnings did not meet the agreed levels for the first half of 2002. FMC does not expect that such earnings will meet the levels agreed for the remainder of 2002. The company contributed $31.3 million to Astaris under this arrangement in 2001 and $12.6 million in the first half of 2002, and expect the full year amount to be at approximately the same level as 2001. FMC estimates of future contributions are based on Astaris forecasts and are subject to some uncertainty. The proportional amount of Astaris indebtedness subject to this lending agreement from FMC was $104.5 million at June 30, 2002. Certain amendments to the agreement under which FMC makes equity contributions to Astaris may be required to complete new financing arrangements FMC is contemplating. FMC expects to obtain consents from Astaris' lenders to any required amendments.

The company provides guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The customers' obligations to FMC are largely secured by liens on their crops. Losses under these programs have been minimal. The total of these guarantees at June 30, 2002 and December 31, 2001 was $35.4 million and $56.0 million, respectively.

The company also provides guarantees to financial institutions on behalf of certain Agricultural Products customers in Brazil to support their importation of third party agricultural products. This guarantee program was implemented in 2001. Guarantees totaled $10.0 million at June 30, 2002 and at December 31, 2001.

On June 30, 1999, FMC acquired Tg Soda Ash, Inc. from Elf Atochem North America, Inc. for approximately $51.0 million in cash and contingent payment due at year-end 2003. The contingent payment amount, which will be based on the financial performance of the combined soda ash operations between 2001 and 2003, cannot currently be determined precisely but is expected to be in the range of $40.0 million to $45.0 million.

During the quarter FMC reached a settlement with the Idaho Public Utility Commission and Idaho Power Company. Under this settlement, Idaho Power will reduce its payments under the resale contract, and as a partial offset, Astaris will avoid certain costs associated with the cancellation of the power purchase contract with Idaho Power.

In the ordinary course of business, FMC provides credit support to governmental agencies, insurance companies, and others for its environmental obligations, self-insurance programs and other future business commitments. At June 30, 2002, banks had provided letters of credit totaling $129.0 million and insurance companies had provided surety bonds totaling $72.6 million in support of these obligations.

The company also has certain other contingent liabilities arising from litigation, claims, performance guarantees, and other commitments arising in the ordinary course of business. Management believes that the ultimate resolution of its known contingencies will not materially affect the consolidated financial position, results of operations or cash flows of FMC.

Note 17: Segment Information

                                                                        Three Months Ended              Six Months Ended
                                                                             June 30,                      June 30,
-------------------------------------------------------------------------------------------------------------------------
(in millions)                                                          2002            2001          2002           2001
-------------------------------------------------------------------------------------------------------------------------
Revenue
-------------------------------------------------------------------------------------------------------------------------
Agricultural Products                                                  $173.8        $ 205.8       $304.9         $ 340.4
Specialty Chemicals                                                     124.6          119.5        240.4           235.8
Industrial Chemicals                                                    185.3          200.3        373.6           398.9
Eliminations                                                             (1.3)          (2.4)        (2.3)           (4.7)
-------------------------------------------------------------------------------------------------------------------------
Total                                                                  $482.4        $ 523.2       $916.6         $ 970.4
=========================================================================================================================
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle
Agricultural Products                                                  $ 23.7        $  41.4       $ 30.0         $  55.2
Specialty Chemicals                                                      24.2           21.0         42.4            41.0
Industrial Chemicals                                                     12.2           18.2         35.3            32.6
-------------------------------------------------------------------------------------------------------------------------
Segment operating profit                                                 60.1           80.6        107.7           128.8
Corporate                                                                (9.3)          (8.0)       (19.3)          (17.4)
Other expense, net                                                       (1.9)          (2.0)        (5.4)           (4.0)
-------------------------------------------------------------------------------------------------------------------------
Operating profit before restructuring and other charges, and net
interest expense                                                         48.9           70.6         83.0           107.4
Asset impairments (1)                                                      --         (323.1)          --          (323.1)
Restructuring and other charges (2)                                      (7.4)        (175.0)       (14.4)         (176.0)
Net interest expense (3)                                                (18.4)         (16.4)       (35.5)          (32.4)
-------------------------------------------------------------------------------------------------------------------------
Total                                                                  $ 23.1        $(443.9)      $ 33.1         $(424.1)
=========================================================================================================================


(1) Asset impairment for the three months ended June 30, 2001 related to Industrial Chemicals ($224.2 million) and Specialty Chemicals ($98.9 million).

(2) Restructuring and other charges for the three months ended June 30, 2002 related to Industrial Chemicals ($2.2 million) and Corporate ($5.2 million). Restructuring and other charges for the six months ended June 30, 2002 related to Industrial Chemicals ($5.6 million), Agricultural Products ($2.4 million) and Corporate ($6.4 million). Restructuring and other charges for the six months ended June 30, 2001 related to Industrial Chemicals ($166.8 million), Specialty Chemicals ($0.9 million) and Corporate ($8.3 million).

(3) Net interest expense includes the Company's share of interest expense of the phosphorous joint venture for the three months ($1.4 million) and six months ($ 3.1 million) ended June 30, 2002 and for the three months ($1.0 million) and six months ($2.6 million) ended June 30, 2001. The equity in earnings (loss) of the joint venture, excluding restructuring charges, is included in Industrial Chemicals.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 2002 events affecting our liquidity included:

     . Spending against restructuring reserves of $47.9 million, including spending to shutdown our Pocatello plant;
     .    Paying $35.4 million for the scheduled maturities of long-term debt;
     . Redeeming all of the $28.8 million principal amount outstanding of our 6.75% exchangeable senior subordinated debentures;
     . Issuing 3.25 million shares of common stock with net proceeds of $101.3 million used to repay outstanding borrowings under our $240.0 million committed revolving credit facility.

Liquidity

Cash and cash equivalents at June 30, 2002 and December 31, 2001 were $50.3 million and $23.4 million, respectively.

Cash used in operating activities was $67.8 million for the six months ended June 30, 2002 compared to $107.6 million for the first six months of 2001. Included in our cash used in operations in 2002 is $47.9 million for spending on restructuring activities, including $17.0 million for the shutdown of Pocatello (see Note 8 of our condensed consolidated financial statements). There was no material spending related to restructuring in the first six months of 2001. The future spending against restructuring reserves of $57.6 million at June 30, 2002 for the shut down and remediation of Pocatello is expected to continue through 2007 with progressively less spent in each of the future years.

Cash required by discontinued operations for the six months ended June 30, 2002 and 2001 was $19.7 million and $89.4 million, respectively. The majority of the spending for our discontinued operations is for environmental remediation on discontinued sites and post-employment benefits for former employees of discontinued businesses. The first six months of 2001 also included an $80.0 million payment in the settlement of litigation related to our discontinued Defense Systems business.

Cash required by investing activities was $36.9 million for the six months ended June 30, 2002 compared to $97.4 million for the six months ended June 30, 2001. The majority of this spending related to capital additions to our property, plant and equipment to maintain operating standards and comply with environment, health and safety regulations. Additionally, 2001 included $42.1 million for spending on environmental remediation assets at Pocatello. The fourth quarter decision to shut down Pocatello enabled us to curtail this spending.

Cash provided by financing activities for the first six months of 2002 of $150.3 million decreased by $158.1 million when compared to cash provided by financing activities of $308.4 million for the first six months of 2001. Our 2001 financing activities included $393.8 million from the initial public offering ("IPO"), net of contributions to Technologies to support operating cash needs of Technologies. The current year's activity reflects increased short-term borrowings through our revolving credit facility resulting from a decrease in the availability of funds from our accounts receivable financing and commercial paper programs. Financing sources from short-term borrowings were supplemented by proceeds of $101.3 million (net of issuance costs) for the issuance of 3.25 million shares of common stock, in the second quarter of 2002. Proceeds from this offering were used to reduce outstanding borrowings under our $240 million committed revolving credit facility. We made payments of $10.4 million and $25.0 million in the first and second quarters of 2002, respectively, for scheduled maturities of long-term debt. We also made before-tax payments of $32.5 million to redeem all outstanding 6.75% exchangeable senior subordinated debentures (see Note 9 of our condensed consolidated financial statements).

On June 7, 2002 Standard & Poor's Corporation's Ratings Group ("S&P") reaffirmed its investment-grade ratings of BBB- of our long-term debt and A-3 of our short-term debt. On June 13, 2002, Moody's lowered its rating of our long-term debt from an investment-grade level of Baa3 to a non-investment-grade level of Ba1 and similarly lowered our short-term debt rating from P-3 to NP. We seek to maintain access to a variety of financing sources taking into account that Moody's and S&P may change, including lowering or withdrawing, their ratings of our debt at any time. Subsequent to the action by Moody's, we ceased offerings under our commercial paper program and repaid maturities through borrowings under our $240.0 million committed revolving credit facility. Also resulting from the downgrade in our credit rating was a decrease in availability under our accounts receivable financing program. (See Note 9 of our condensed consolidated financial statements.)

Certain commitments that could affect our liquidity include the following:

     . In connection with the spin-off of Technologies, we retained liability for various contingent obligations totaling $289.0 million at December 31, 2001. Contractual releases obtained by FMC have reduced this amount to $127.1 million at June 30, 2002. We expect this amount to decline further in the second half of 2002. Contingent obligations include guarantees of the performance of Technologies under various customer contracts, reimbursements on behalf of Technologies under letters of credit, and guarantees of indebtedness of Technologies. We have a guarantee from Technologies providing for reimbursement to us if we are ever called upon to satisfy these obligations. Because of our expectation that the underlying obligations will be met and the existence of the guarantee from Technologies, we believe it is unlikely that we would have to pay any of these contingent obligations. We expect the contingent liabilities to continue to be reduced throughout 2002, with the majority of the obligations expected to expire before the end of 2003.

     . We have provided an agreement to lenders of Astaris under which we have agreed to make equity contributions to Astaris sufficient to make up one half of any shortfall in Astaris earnings below certain levels. Astaris' earnings did not meet the agreed levels for 2001 and we do not expect that such earnings will meet the levels agreed for 2002. We contributed $31.3 million to Astaris under this arrangement in 2001 and an additional $12.6 million in the second quarter of 2002. We expect our total 2002 contributions to be an amount similar to the 2001 payments. Our estimates of future contributions are subject to some uncertainty. The proportional amount of Astaris' indebtedness subject to this agreement from FMC was $104.5 million at June 30, 2002. Certain amendments to the agreement under which we make equity contributions to Astaris may be required to complete our new financing arrangements. We expect to obtain consents from Astaris lenders to any amendments we will require.

     . In the ordinary course of business, we provide credit support to governmental agencies, insurance companies, and others for our environmental obligations, self-insurance programs and other future business commitments. At June 30, 2002, banks had provided letters of credit totaling $129.0 million and insurance companies had provided surety bonds totaling $72.6 million.

     . At June 30, 2002 there was $44.0 million principal amount outstanding of variable rate industrial and pollution control revenue bonds supported by bank letters of credit. The letters of credit generally have a term of thirteen months and extend each month for an additional month unless and until the bank sends us a letter of non-renewal. No such notices had been received for the letters of credit outstanding at June 30, 2002.

     . We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The customers' obligations to us are largely secured by liens on their crops. The total of these guarantees at June 30, 2002 decreased to $35.4 million from $56.0 million at December 31, 2001. We also provide guarantees to financial institutions on behalf of certain Agricultural Products customers in Brazil to support their importation of third-party agricultural products. These guarantees totaled $10.0 million at June 30, 2002 and at December 31, 2001 (see
          Note 16 to the condensed consolidated financial statements).

The ratings action by Moody's discussed above left our rating under review for a possible further downgrade. An additional downgrade or series of downgrades in our credit ratings, which may be changed, superseded or withdrawn at any time, could increase the cost and restrict the availability of future financings. The following table displays credit facilities, debt obligations and other items along with the cash payments that could be required to be repaid following a downgrade or series of downgrades in our credit rating:

                                                                    Potential
                                                                      Cash
                                                                    Payments
                                                                     (as of
                                                                    June 30,
Facility                                                              2002)
--------                                                          -------------
                                                                  (In millions)
Accounts receivable financing(1) ...............................      $84.8
Forward energy contracts .......................................      $10.5


(1) Program terminates upon a reduction in rating to Ba2 by Moody's or BB by S&P or below.

Capital Resources

We obtain funds through an accounts receivable financing program. We sell receivables, without recourse, through our wholly owned bankruptcy-remote subsidiary, FMC Funding Corporation, which then sells the receivables to an unrelated finance company. The sold receivables and repurchase obligations related to the financing are not recorded on our consolidated balance sheets. The Moody's downgrade has reduced the funds available to us from this program. Funds from the accounts receivable financing totaled $84.8 million at June 30, 2002, $79.0 million at December 31, 2001 and $112.0 million at June 30, 2001. Subsequent to June 30, 2002 we extended the term of this facility through August 2003.

At June 30, 2002 we had total borrowings of $958.3 million compared to borrowings of $923.5 million as of December 31, 2001.

Our 364-day $240.0 million committed revolving credit facility will expire in December 2002. The total amount outstanding under this facility at June 30, 2002 was $170.0 million compared to $68.0 million at December 31, 2001. We expect to renew or replace this credit facility prior to its expiration on December 6, 2002. In January 2002, we obtained a supplemental $50.0 million committed credit facility to meet short-term seasonal financing needs. This credit facility has been amended to reduce availability to $25 million and will expire at August 31, 2002. There were no outstanding borrowings during the quarter ended June 30, 2002 under this facility. As of June 30, 2002, we were in compliance with all financial covenants on both facilities.

Our future cash needs include the scheduled repayment of several significant financings over the next two years ($99.5 million remaining in 2002 and $182.2 million in 2003), the expiration of our committed revolving credit facilities, operating cash requirements, special-items spending, capital expenditures and an expected contingent payment, due at year-end 2003 related to our acquisition of Tg Soda Ash (see Note 16 to our condensed consolidated financial statements). We plan to meet these liquidity needs through cash generated from operations, borrowings under bank credit facilities and the issuance of additional long-term debt.

Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control. We believe that the cash generated from our businesses coupled with our ability to obtain financing will be sufficient to enable us to make our debt payments as they become due. We are finalizing our refinancing plans and expect to have our financing completed prior to the bond maturities and the expiration of our committed revolving credit facility in the fourth quarter. In connection with our upcoming financing, we expect to grant some form of security interest in favor of the lenders. Some portion of the obligations currently backed by letters of credit and surety bonds may, upon completion of our refinancing, be secured by cash-collateralized trusts. No assurance can be given that any financing can be completed when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity markets.

DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISKS

Our primary financial market risks include changes in foreign currency exchange rates, interest rates and commodity pricing. In managing our exposure to these risks, we may use derivative financial instruments in accordance with established policies and procedures. We account for these derivatives in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 (see "Recently Adopted Accounting Pronouncements" and Note 1 to our 2001 consolidated financial statements). We do not use derivative financial instruments for trading purposes. At June 30, 2002, our derivative holdings consisted primarily of foreign currency forward contracts and natural gas forward contracts.

When we sell or purchase products or services outside the United States, transactions are frequently denominated in currencies other than the U.S. dollar. Exposure to variability in currency exchange rates is mitigated, when possible, with natural hedges, whereby purchases and sales in the same foreign currency and with similar maturity dates offset one another.

A significant portion of our business is conducted in currencies other than the U.S. dollar, which is our reporting currency. We recognize foreign currency gains and losses arising from our operations in the period incurred. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses, which could be material. Due to the weakness of the euro in the period from 1999 through 2001, our business results have been adversely affected by unfavorable U.S. dollar translation of earnings of our operations in Europe. The recent increases in the euro have not significantly impacted our European operations in 2002. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates. We take actions to manage our foreign currency exposure such as entering into forwards and swaps, where available, but we cannot ensure that our strategies will adequately protect our operating results from the effects of exchange rate fluctuations.

The maturity dates of the currency exchange agreements that provide hedge coverage are consistent with those of the underlying purchase or sales commitments.

We are exposed to changes in interest rates because of our financing and cash management activities, which include long-term and short-term debt to maintain liquidity and fund our business operations. In managing interest rate risk, our strategic policy is to monitor the ratio of our fixed- to floating-rate debt. We may, from time to time, use interest rate swaps to manage our exposure to changes in interest rates. We did not enter into any material interest rate swaps in 2002.

To address our exposure to risks from changes in commodity prices, we enter into forward contracts relating to energy purchases used in our manufacturing processes for approximately 80% to 90% of our total energy usage. The forward energy contracts qualifying as hedges are accounted for in accordance with SFAS No. 133. The gains or losses on these contracts are included as an adjustment to the cost of sales or services when the contracts are settled. (See Note 5 to our condensed and consolidated financial statements.)

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Prior to January 1, 2002 we amortized goodwill and identifiable intangible assets (such as trademarks) on a straight-line basis over their estimated useful lives not to exceed 40 years. The recoverability of the net book value of these assets was periodically reviewed based on the expected future undiscounted cash flows.

On January 1, 2002 we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, goodwill and other indefinite intangible assets ("intangibles") are no longer subject to amortization, rather they are subject to at least an annual assessment for impairment by applying a fair value based test. In the second quarter we completed the transitional goodwill and indefinite life intangibles impairment tests required by SFAS No.
142. FMC recorded no impairments of its goodwill and indefinite life intangibles based on the fair value test conducted in the second quarter of 2002. We will continue its impairment tests on goodwill based on fair value each year, beginning in the fourth quarter of 2002, in accordance with the requirements of SFAS No. 142.

Goodwill amortization was $4.2 million, or $0.14 per diluted share in 2001. Goodwill amortization for the three and six months ended June 30, 2001 was $1.0 million or $0.03 per diluted share and $2.1 million or $0.07 per diluted share, respectively. Goodwill amortization for the three and six months ended June 30, 2002 would have been approximately $1.0 million and $2.1 million, respectively.

Goodwill at June 30, 2002 and December 31, 2001 was $123.0 million and $113.5 million, respectively. The majority of FMC's goodwill is attributed to an acquisition in the Specialty Chemicals segment. There are no material indefinite life intangibles, other than goodwill, at June 30, 2002.

FMC's definite life intangibles totaled $7.5 million as of June 30, 2002. At June 30, 2002 these definite life intangibles are allocated among our business segments as follows: $3.4 million in Agricultural Products, $2.7 million in Specialty Chemicals and $1.4 million in Industrial Chemicals. All definite life intangible assets are amortizable and consist primarily of patents, industry licenses and other intangibles.

On January 1, 2002 we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements of SFAS No. 121 related to the recognition of the impairment of long-lived assets to be held and used. There was no impact of adopting SFAS No. 144 in the first six months of 2002.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 14, and Technical Corrections." The Statement rescinds or amends a number of existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In the second quarter of 2002, with the retirement of its Meridian Gold debentures, we elected to early adopt SFAS No.
145. We recorded a $3.1 million loss ($1.9 million after-tax) related to the early retirement of these debentures in our total costs and expenses from operations in accordance with this statement.

On January 1, 2001, we implemented SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, the "Statement"). The Statement requires FMC to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in other comprehensive income, depending on the type of hedging transaction and whether a derivative is designated as an effective hedge. In accordance with the provisions of the Statement, we recorded a first-quarter 2001 loss from the cumulative effect of a change in accounting principle of $0.9 million after-tax in our consolidated statement of earnings, and a deferred gain of $16.4 million after-tax in accumulated other comprehensive loss.

NEW ACCOUNTING PRONOUNCEMENTS

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses the accounting and reporting for costs of so-called exit activities (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. It is effective beginning in 2003 with the liability recognition criteria under the standard applied prospectively. We are expecting to adopt SFAS No. 146 when required and are currently evaluating the potential impact of adoption on our accounting policies regarding exit and disposal activities.

RESULTS OF OPERATIONS

General

All results discussed in this analysis address the continuing results of our chemical businesses. The results of Technologies, which was spun-off on December 31, 2001, have been reclassified to discontinued operations within our consolidated statement of income for the three and six months ended June 30, 2001 and consolidated statement of cash flow for the six months ended June 30, 2001. See Note 2 to our condensed consolidated financial statements for an overview of our reorganization and spin-off of Technologies.

Earnings from continuing operations before cumulative effect of a change in accounting principle for the three and six months ended June 30, 2002 were $19.2 million and $28.2 million, respectively, compared to losses of $298.9 million and $284.5 million for the three and six months ended June 30, 2001. Income from continuing operations excluding special items for the three and six months ended June 30, 2002 was $23.8 million and $37.0 million, respectively, or $0.71 per share and $1.12 per share, on a diluted basis. This compared to $40.9 million and $57.3 million for the three and six months ended June 30, 2001 or $1.27 per share and $1.78 per share. Special items include restructuring and other charges for 2002 and restructuring and other charges and asset impairments for 2001. Restructuring and other charges totaled $7.4 million for the second quarter of 2002 compared to $175.0 million in the prior year's quarter. Restructuring and other charges for the six months ended June 30, 2002 were $14.4 million compared to $176.0 million for the same period in 2001. Asset impairments for the three and six months ended June 30, 2001 were $323.1 million.

The following table displays the results for the three and six months ended June 30, 2002 and 2001 through a reconciliation between as reported income from continuing operations before cumulative effect of change in accounting principle and income from continuing operations before cumulative effect of change in accounting principle, excluding special items:

($in millions)                                                               Three Months Ended              Six Month Ended
                                                                                  June 30,                      June 30,
                                                                            2002            2001           2002          2001
                                                                            ----            ----           ----          ----
Income (loss) from continuing operations before cumulative
effect of change in accounting principle - as reported                      $ 19.2         $(298.9)       $ 28.2        $(284.5)
  Asset impairments                                                             --           323.1            --          323.1
  Restructuring and other charges                                              7.4           175.0          14.4          176.0
  Tax effect of restructuring and other charges                               (2.8)         (158.3)         (5.6)        (157.3)
                                                                            ------         -------        ------        -------
Income from continuing operations before cumulative
effect of change in accounting principle, excluding special items           $ 23.8         $  40.9        $ 37.0        $  57.3
                                                                            ======         =======        ======        =======

RESULTS OF OPERATIONS - Quarters ended June 30, 2002 compared to June 30, 2001

Revenue. Second quarter 2002 revenue decreased to $482.4 million, or 8.0%, as compared to $523.2 million in the prior year's quarter. Lower revenue in 2002 when compared with 2001 was principally attributable to sales delays due to unfavorable weather, distributor inventory reductions and the refocusing of our product lines within our Agricultural Products business segment. Also affecting revenue was the loss of a major European detergent customer at our Spanish subsidiary, Foret, within our Industrial Chemicals segment. Offsetting the sales decline were strong sales in Special Chemicals driven by both BioPolymer and lithium.

Selling, general and administrative expenses were $57.7 million for the second quarter of 2002 compared to $63.9 million in the second quarter of 2001, down nearly 10%. Lower expenses can be attributed to our efforts to reduce costs through restructuring and cost reduction plans.

Research and development costs of $20.4 million in 2002 decreased by almost 20% compared to 2001 costs of $25.3 million. Our refocusing efforts in Agricultural Products, as well as our other 2002 and 2001 restructuring efforts, have fostered these cost decreases.

Income from continuing operations, before the cumulative effect of a change in accounting principle was $19.2 million compared to a loss of $298.9 million in the second quarter of 2001. The majority of this increase can be attributed to higher restructuring and other charges and asset impairments in 2001 compared to 2002, somewhat offset by weaker sales in 2002.

Restructuring and other charges totaled $7.4 million compared to $175.0 million in the prior year's quarter. We are reacting to the continued economic weakness in the markets served by our Industrial Chemicals business segment by further reducing costs in the second quarter. As a result, we recorded $2.2 million of restructuring charges related to severance and other costs in our Industrial Chemicals segment related to this plan. We also recorded a $2.1 million charge in the second quarter for several minor restructuring activities including transition costs related to a change in benefits provider, which was a direct result of our spin-off of Technologies (see Note 2 to our condensed consolidated financial statements.) The remaining balance of $3.1 million recorded in the quarter can be attributed to the redemption of our 6.75% of Senior Subordinate Debentures completed on June 3, 2002.
(See Note 9 to our condensed consolidated financial statements.)

During the second quarter of 2001, we recorded $175.0 million in restructuring and other charges including $160.0 million related to our Industrial Chemicals segment's U.S. based phosphorus business. The components included in restructuring and other charges related to the phosphorus business were as follows: a $68.7 million reserve for the further required Consent Decree spending at the Pocatello site; $42.7 million of financing obligations to the Astaris joint venture and other related costs; a $40.0 million reserve for payments to the Shoshone-Bannock Tribes; and $8.6 million of other related charges. In addition, restructuring charges for the quarter included $8.0 million related to our corporate reorganization. The remaining charges of $7.0 million were for the restructuring of two smaller chemical facilities. We reduced our workforce by approximately 135 people in connection with these restructuring activities.

Corporate expenses (excluding restructuring and other charges) were $9.3 million compared to an allocated $8.0 million in the second quarter of 2001.

Net interest expense for the quarter was $17.0 million compared to $15.4 million allocated in the prior year's quarter (See Note 2 to our condensed consolidated financial statements.) Interest expense was higher in the quarter primarily because the average daily debt levels were higher in the second quarter of 2002 compared to 2001.

Provision for income taxes was $3.9 million in the second quarter of 2002 compared to a benefit of $145.0 million in the prior year resulting in effective tax rates of 16.9% and 32.7%, respectively. The 2002 rate results largely from the effect of restructuring charges. Our provision for income taxes on income from continuing operations before special items was $6.7 million or 22.0% for the current quarter and $13.3 million or 24.5% for the prior year's quarter.

Discontinued operations. We recorded a loss from discontinued operations of $0.9 million in the second quarter of 2001 related to the spin-off of Technologies. Included in this amount are losses of our spun-off Technologies business, including after-tax interest expense of $4.4 million, which was allocated to discontinued operations in accordance with Accounting Principles Board Statement No. 30 and later relevant accounting guidance.

Net Income (loss). We recorded net income of $19.2 million for the second quarter of 2002 compared to a net loss of $299.8 million in the second quarter of 2001. This variance reflects the impact of several special items discussed above under restructuring and other charges and asset impairments.

Average shares outstanding used in the quarter's diluted earnings (loss) per common share calculations were 33.6 million in 2002 compared with 31.2 million in the prior year's quarter. Additional weighted average shares of 1.2 million, assuming conversion of stock awards, for the quarter ended June 30, 2001 were not included in the computation of diluted earnings per share as their effect would be antidilutive.

SEGMENT RESULTS - Quarters ended June 30, 2002 compared to June 30, 2001

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed below, in Note 17 of our condensed consolidated financial statement filed in this 10-Q and Note 20 of our consolidated financial statements on Form 10-K for the year ended December 31, 2001.

Agricultural Products

Agricultural Products' revenue for the quarter ended June 30, 2002 was $173.8 million, down from $205.8 million in last year's quarter. Our refocusing efforts have led to a decline in sales of our older insecticides, such as carbamates, which we had expected to be offset by our label expansion of newer chemistries such as zeta-cypermethrin and carfentrazone. However, working capital reduction efforts by North American distributors and wet weather conditions in the Midwest delayed the impact of these sales to the third quarter. Economic uncertainty and industry initiatives to reduce working capital in Brazil have also resulted in a shifting of sales closer to the growing season, which begins in the third and fourth quarters. Asian markets experienced lower sales compared to 2001 due to lower insecticide sales from poor pest pressures in the Australian cotton market and wet growing conditions in China.

Earnings for the three months ended June 30, 2002 were $23.7 million down from $41.4 million in the same period last year. The primary reason for this decline was a lack of a $10.0 million profit protection payment from DuPont, which we received in 2001 as compensation for DuPont's decision to cease sulfentrazone purchases. Additionally, reduced earnings on lowered sales were somewhat offset by lower costs. Our continued efforts to reduce costs are on track to meet our projected annualized savings of $20.0 million. However we did incur higher manufacturing costs in the quarter resulting from the idling of the sulfentrazone plant at the end of the first quarter of 2002.

Specialty Chemicals

Specialty Chemicals' revenue for the quarter ended June 30, 2002 were $124.6 million, up from $119.5 million in the prior year period. Revenue reflected increased BioPolymer sales in all markets, partially offset by unfavorable product mix in both the food ingredients and pharmaceutical markets. Strong butyllithium and specialty organics demand in the polymer and pharmaceutical markets partially offset by lower volumes in upstream commodity markets resulted in increased lithium sales in the second quarter of 2002.

Earnings of $24.2 million in the quarter were up from $21.0 in the prior year's quarter. Higher earnings can be attributed to strong volume growth in all BioPolymer markets and higher margins in BioPolymer's specialty business. Also affecting earnings were lower lithium manufacturing costs from the devaluation of the Argentina pesoand, for BioPolymer, the favorable impact of the required change in accounting for goodwill amortization (see "Recently Adopted Accounting Pronouncement").

Industrial Chemicals

Industrial Chemicals' second quarter 2002 revenue of $185.3 million was lower than last year's revenue of $200.3 million. FMC Foret saw a decrease in revenue in the second quarter of 2002 when compared to 2001 due in part to the loss of a major European customer and generally lower selling prices. Alkali revenue decreased from the 2001 quarter reflecting lower soda ash sales due to lower caustic prices, a substitute for soda ash. Also affecting alkali sales were weaker downstream product sales, as well as the lack of cyanide sales following our first quarter of 2002 sale of this business. In peroxygens revenue was down for the quarter compared to the prior year's quarter due to lower hydrogen peroxide volumes and prices in our pulp and paper markets which were somewhat offset by higher sales in non-pulp markets. Stronger sales of peracetic acid were offset by lower persulfate volumes and prices in the printed circuit board markets due to the economic slowdown in the electronics sector.

Earnings for the second quarter of 2002 were $12.2 million compared to $18.2 million in the prior year's quarter. A major European customer loss at Foret, lower soda ash volumes, weakness in the pulp markets and depressed results in our Astaris joint venture all contributed to the second quarter earnings decline. Somewhat offsetting these factors were continued cost savings from lower environmental spending at Pocatello and lower operating costs.

Astaris earnings decreased compared to the prior year's quarter due primarily to lower payments from the power resale to Idaho Power Company. Earnings were also depressed due to the continued difficulties at its purified phosphoric acid ("PPA") plant resulting in higher manufacturing costs and lower than expected production, which forced Astaris to purchase higher-cost raw materials from third party providers. During the quarter we reached a settlement with the Idaho Public Utility Commission and Idaho Power Company. Under this settlement, Idaho Power will reduce its payments under the resale contract, and as a partial offset, Astaris will avoid certain costs associated with the cancellation of the power purchase contract with Idaho Power.

The current manufacturing slowdown continues to significantly impact those markets served by our Industrial Chemicals segment and has led to our continued restructuring efforts within the segment.

RESULTS OF OPERATION - Six months ended June 30, 2002 compared to six months ended June 30, 2001

Revenue for the six-months ending June 30, 2002 decreased to $916.6 million, or
5.5 %, compared to $970.4 million in the prior year's period. Lower revenue in 2002 when compared with 2001 was principally attributable to sales delays due to weather and a decrease in sulfentrazone sales within our Agricultural Products business segment. Also affecting revenue was the loss of a major European detergent customer at our Spanish subsidiary, Foret, within our Industrial Chemicals segment.

Selling, general and administrative expenses were $115.5 million for the first half of 2002 compared to $125.6 million in the in the first half of 2001. Lower expenses can be attributed to our overall efforts to reduce costs through restructurings and cost reduction plans.

Research and development costs of $41.0 million in 2002 decreased by 16.0% compared to 2001 costs of $48.9 million. The aforementioned restructuring efforts as well as our refocusing within Agricultural Products resulted in reduced costs for 2002.

Income from continuing operations, before the cumulative effect of a change in accounting principle was $28.2 million for the six months ended June 30, 2002 compared to a loss of $284.5 million for the six months ended June 30, 2001. The majority of this increase can be attributed to higher restructuring and other charges and asset impairments in 2001 compared to 2002, somewhat offset by weaker sales in 2002 and the lack of profit protection payments from Dupont.

Restructuring and other charges totaled $14.4 million compared to $176.0 million in the first half of the prior year. Of these 2002 charges $2.4 million related to severance and other costs of idling our Agricultural Product's Baltimore sulfentrazone plant. In the Industrial Chemicals segment the mothballing of the Granger caustic facility in Green River and other restructuring activities resulted in $5.6 million of severance and other costs. Corporate transition costs related to the spin-off of Technologies and other restructuring resulted in $3.3 million of charges. The remaining balance of $3.1 million can be attributed to the redemption of our 6.75% of Senior Subordinate Debentures announced on May 3, 2002. (See Note 9 to our condensed consolidated financial statements and Liquidity and Capital Resources.)

During the second quarter of 2001, we recorded $175.0 million in restructuring and other charges including $160.0 million related to our Industrial Chemicals segment's U.S. based phosphorus business. The components included in restructuring and other charges related to the phosphorus business were as follows: a $68.7 million reserve for the further required Consent Decree spending at the Pocatello site; $42.7 million of financing obligations to the Astaris joint venture and other related costs; a $40.0 million reserve for payments to the Shoshone-Bannock Tribes; and $8.6 million of other related charges. In addition, restructuring charges for the quarter included $8.0 million related to our corporate reorganization. The remaining charges of $7.0 million were for the restructuring of two smaller chemical facilities.

Corporate expenses (excluding restructuring and other charges) were $19.3 million compared to an allocated $17.4 million in the same period for 2001. The majority of this increase reflects certain transition service costs associated with the spin-off of Technologies.

Net interest expense for the period was $32.4 million compared to an allocated $29.8 million in the prior year's period. Interest expense was higher in 2002 because the average debt levels were higher in 2002 compared to 2001.

Provision for income taxes was $4.9 million for the six months ended June 30, 2002 compared to a benefit of $139.6 million in the prior year's period resulting in effective tax rates of 14.8% and 32.9%, respectively. The 2002 and 2001 rates result largely from the effect of restructuring charges. Our provision for income taxes on income from continuing operations before restructuring and other charges was $10.5 million or 22.1% for the first six months of 2002 and $17.7 million or 23.6% for the first six months of 2001.

Discontinued operations. We recorded a loss from discontinued operations of $40.9 million in the first half of 2001 primarily related to the spin-off of Technologies. Included in this amount are losses of our spun-off Technologies business, including after-tax interest expense of $8.6 million, which was allocated to discontinued operations in accordance with Accounting Principles Board Statement No. 30 and later relevant accounting guidance.

Net Income (loss). We recorded net income of $28.2 million for the first six months of 2002 compared to a net loss of $326.3 million for the first six months of 2001. This variance reflects the impact of several special items discussed above under restructuring and other charges asset impairments.

Average shares outstanding used in the period's diluted earnings (loss) per common share calculations were 33.0 million in 2002 compared with 31.0 million in the prior year's period. Additional weighted average shares of 1.3 million, assuming conversion of stock awards, for the six months ended June 30, 2001 were not included in the computation of diluted earnings per share as their effect would be antidilutive.

SEGMENT RESULTS - Six months ended June 30, 2002 compared to six months ended June 30, 2001

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed below, in Note 17 of our consolidated financial statement filed in this 10-Q and Note 20 of our consolidated financial statements on Form 10-K for the year ended December 31, 2001.

Agricultural Products

Agricultural Products' revenue for the six months ended June 30, 2002 was $304.9 million, down from $340.4 million in the first six months of 2001. Driving this decrease was lower sulfentrazone herbicide sales in North American soybeans an anticipated decline in older insecticides sales, and sales delays due to unusually wet weather in the North American Midwest and shift in our distribution channels in North America and Brazil to move sales closer to the growing season. We expect to recover a portion of these sales in the third and fourth quarters. Somewhat offsetting revenue declines were increased sales from new labels expansions and strong specialty insecticide sales.

Earnings for the six months ended June 30, 2002 were $30.0 million down from $55.2 million in the same period last year. The primary reason for this decline was a lack of $20.0 million in profit protection payments from DuPont, which we received in 2001 as compensation for DuPont's decision to cease sulfentrazone purchases. Additionally, reduced earnings on lowered sales were somewhat offset by lower costs.

Specialty Chemicals

Specialty Chemicals' revenue for the six months ended June 30, 2002 was $240.4 million, up from $235.8 million in the prior year's period. Revenue reflected increased BioPolymer sales in high-end pharmaceutical markets and specialty markets, as well as increased microcrystalline cellulose sales from our new European distribution strategy. Strong demand for butyllithium and specialty organics were partially offset by lower lithium exports to Japan due to a weaker economy.

Earnings of $42.4 million for the first six months of 2002 were up from $41.0 in the prior year's period. Higher earnings can be attributed to overall BioPolymer growth and improved margins in BioPolymer's specialty business. Also affecting earnings were lower lithium manufacturing costs from the devaluation of the Argentina peso and, for BioPolymer, a $2.1 million favorable impact for the required change in accounting for goodwill amortization. (See "Recently Adopted Accounting Pronouncements".)

Industrial Chemicals

Industrial Chemicals' 2002 revenue of $373.6 million was lower than last year's revenue of $398.9 million. FMC Foret saw a decrease in revenue in the first six months of 2002 when compared to 2001 due in part to the loss of a major European customer and generally lower selling prices. Alkali revenue decreased due to lower soda ash volumes somewhat offset by higher domestic prices. Also affecting Alkali operations was the lack of sodium cyanide sales following our sale of this business in the first quarter of 2002. Peroxygens revenue decreased due to lower hydrogen peroxide prices offset by higher volumes in non-pulp markets and lower costs. Stronger sales of peracetic acid were offset by lower persulfate volumes and prices in the printed circuit board markets.

Earnings for the six months ended June 30, 2002 were $35.3 million compared to $32.6 million in the prior year. Continued cost savings from our 2002 restructuring efforts were a significant factor in the earning increase. Also affecting the year-to-year earnings improvement was significantly lower environmental spending at Pocatello and lower operating costs offset by PPA startup costs at Astaris and generally lower selling prices in several businesses. We expect improved performance from the PPA plant in the second half of 2002.

The current manufacturing slowdown continues to significantly impact those markets served by our Industrial Chemicals segment and has intensified our continued efforts to reduce costs. This has resulted in the restructuring charges of $5.6 million for the year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in "Derivative Financial Instruments and Market Risks," under ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         INDEPENDENT ACCOUNTANTS' REPORT

A report by KPMG LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the three and six months ended June 30, 2002 is included on page 22.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of June 30, 2002, and the related condensed consolidated statements of income and cash flows for the three and six-month periods ended June 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

KPMG LLP

Philadelphia, Pennsylvania
August 12, 2002

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

3.      Exhibits: See attached Index of Exhibits

(b)     Reports on Form 8-K

During the period beginning May 14, 2002 and ending August 14, 2002, the registrant filed the following reports on Form 8-K or Form 8-K/A.

i. Filed June 6, 2002 - Item 5 and Item 7 Discussion of public offering of common stock

ii. Filed June 13, 2002 - Item 5 and Item 7 Announcing of Moody's downgrade of debt rating

iii. Filed June 14, 2002 - Item 5 and Item 7 Discussion of the impact of Moody's downgrade

(c)     Exhibits

See Index of Exhibits

                         INDEX OF EXHIBITS FILED WITH OR
                         INCORPORATED BY REFERENCE INTO
                          FORM 10-Q OF FMC CORPORATION
                       FOR THE QUARTER ENDED JUNE 30, 2002

Exhibit
No.              Exhibit Description

11               Statement re Computation of Per Share Earnings

12               Statement re Computation of Ratios of Earnings to Fixed Charges

15               Management Awareness Letter of KPMG LLP

99.1             Certification of Periodic Report

99.2             Certification of Periodic Report

99.3 Statement Under Oath of Principal Executive Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

99.4 Statement Under Oath of Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings

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

Date: August 14, 2002