Form 10-Q
period 2002-09-30
FMC CORP
filed 2002-11-14
CIK 37785

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

                                       or

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF SEPTEMBER 30, 2002.

35,086,303 shares of Common Stock, par value $0.10 per share

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC Corporation and Consolidated Subsidiaries Condensed Consolidated Statements of Income (in millions, except per share data)

                                                                                        (unaudited)          (unaudited)
                                                                                    Three Months Ended    Nine Months Ended
                                                                                       September 30,        September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                                       2002     2001       2002       2001
----------------------------------------------------------------------------------------------------------------------------
Revenue                                                                               $476.6   $482.8    $1,393.2   $1,453.2
----------------------------------------------------------------------------------------------------------------------------
Cost of sales or services                                                              350.1    367.4     1,030.2    1,058.1
Selling, general and administrative expenses                                            55.7     55.8       171.2      181.4
Research and development expenses                                                       19.4     25.0        60.4       73.9
Asset impairments (Note 7)                                                                --       --          --      323.1
Restructuring and other charges (Note 8)                                                  --      8.5        14.4      184.5
----------------------------------------------------------------------------------------------------------------------------
Total costs and expenses                                                               425.2    456.7     1,276.2    1,821.0
----------------------------------------------------------------------------------------------------------------------------
   Income (loss) from operations                                                        51.4     26.1       117.0     (367.8)
Equity in earnings of affiliates                                                        (3.6)    (4.7)       (4.6)      (4.9)
Minority interests                                                                       1.0      0.9         2.1        1.5
Interest expense, net                                                                   15.7     14.4        48.1       44.2
----------------------------------------------------------------------------------------------------------------------------
   Income (loss) from continuing operations before income taxes  and cumulative
      effect of a change in accounting principle                                        38.3     15.5        71.4     (408.6)
   Provision (benefit) for income taxes                                                 10.1      1.6        15.0     (138.0)
----------------------------------------------------------------------------------------------------------------------------
   Income (loss) from continuing operations before cumulative effect of
      change in accounting principle                                                    28.2     13.9        56.4     (270.6)
Discontinued operations, net of income taxes (Note 2)                                     --      7.4          --      (33.5)
----------------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of change in accounting principle                28.2     21.3        56.4     (304.1)
Cumulative effect of change in accounting principle, net of income taxes (Note 3)         --       --          --       (0.9)
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                     $ 28.2   $ 21.3    $   56.4   $ (305.0)
============================================================================================================================
Basic earnings (loss) per common share (Note 13)
Continuing operations                                                                 $ 0.80   $ 0.44    $   1.71   $  (8.72)
Discontinued operations (Note 2)                                                          --     0.24          --      (1.08)
Cumulative effect of change in accounting principle (Note 3)                              --       --          --      (0.03)
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                     $ 0.80   $ 0.68    $   1.71   $  (9.83)
============================================================================================================================
Diluted earnings (loss) per common share (Note 13)
Continuing operations                                                                 $ 0.79   $ 0.43    $   1.66   $  (8.72)
Discontinued operations (Note 2)                                                          --     0.23          --      (1.08)
Cumulative effect of change in accounting principle (Note 3)                              --       --          --      (0.03)
----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                     $ 0.79   $ 0.66    $   1.66   $  (9.83)
============================================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                                September, 30   December 31,
FMC Corporation and Consolidated Subsidiaries                                                       2002           2001
Condensed Consolidated Balance Sheets (in millions, except per share data)                       (unaudited)
----------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
Cash and cash equivalents                                                                          $   37.3       $   23.4
Trade receivables, net of allowance of $11.0 in 2002 and $8.4 in 2001 (Note 16)                       367.5          441.7
Inventories                                                                                           167.5          207.2
Other current assets                                                                                  116.2           99.6
Deferred income taxes                                                                                  46.1           48.4
----------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                  734.6          820.3
Investments                                                                                            32.1           25.2
Property, plant and equipment, net (Note 6)                                                         1,058.7        1,087.8
Goodwill (Note 3)                                                                                     124.3          113.5
Other assets                                                                                          138.1          135.6
Deferred income taxes                                                                                 280.1          294.8
----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                       $2,367.9       $2,477.2
============================================================================================================================
Liabilities and stockholders' equity
Current liabilities:
Short-term debt (Note 9)                                                                           $   60.3       $  136.5
Accounts payable, trade and other                                                                     212.3          327.7
Accrued and other liabilities                                                                         289.2          337.0
Guarantees of vendor financing (Note 17)                                                               19.7           56.0
Current portion of long-term debt (Note 9)                                                            260.8          135.2
Current portion of accrued pensions and other postretirement benefits                                  14.8           18.2
Income taxes payable                                                                                   27.6           27.8
----------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                             884.7        1,038.4
Long-term debt, less current portion (Note 9)                                                         568.8          651.8
Accrued pension and other postretirement benefits, less current portion                               107.2          109.2
Environmental reserves, continuing and discontinued (Note 12)                                         173.3          203.5
Reserves for discontinued operations (Note 10)                                                         73.9           86.3
Other long-term liabilities (Note 11)                                                                  94.9          124.4
Minority interests in consolidated companies                                                           43.2           44.8
Commitments and contingent liabilities (Notes 10, 11, 12, 14 and 16)
----------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2002 or 2001             --             --
Common stock, $0.10 par value, authorized 130,000,000 shares in 2002 and 2001; issued
   43,001,994 shares in 2002 and 39,234,578 shares in 2001                                              4.3            3.9
Capital in excess of par value of common stock                                                        334.1          217.5
Retained earnings                                                                                     738.6          691.8
Accumulated other comprehensive loss (Note 14)                                                       (147.8)        (186.8)
Treasury stock, common, at cost; 7,915,691 shares in 2002 and 7,929,281 shares in 2001               (507.3)        (507.6)
----------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                            421.9          218.8
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                         $2,367.9       $2,477.2
============================================================================================================================

    The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows

                                                                                            (unaudited)
                                                                                         Nine Months Ended
(in millions)                                                                                September
----------------------------------------------------------------------------------------------------------
                                                                                           2002      2001
----------------------------------------------------------------------------------------------------------
Cash provided (required) by operating activities of continuing operations:
Income (loss) from continuing operations before cumulative effect of change in
   accounting principle                                                                  $  56.4   $(270.6)
Adjustments to reconcile income (loss) from continuing operations before cumulative effect of change in  accounting  principle  to  cash  provided  (required)  by operating  activities of continuing operations:
      Depreciation and amortization                                                         89.0      95.3
      Asset impairments (Note 7)                                                              --     323.1
      Restructuring and other charges (Note 8)                                              14.4     184.5
      Deferred income taxes                                                                 17.0    (153.2)
      Minority interests                                                                     2.1       5.8
      Other                                                                                 (1.1)      7.0
Changes in operating assets and liabilities,  excluding the effect of acquisitions and divestitures of businesses:
   Trade receivables, net                                                                   88.2      29.2
   Inventories                                                                              34.9     (25.9)
   Other current and long term assets                                                      (47.4)    (49.4)
   Accounts payable                                                                       (115.4)    (94.4)
   Accrued and other liabilities and other long-term liabilities                             0.6      31.6
   Reserves for restructuring and other charges                                            (49.7)    (39.9)
   Environmental reserves, continuing operations                                            (5.8)    (11.9)
   Income taxes payable                                                                     (0.3)    (33.7)
   Accrued pension and other postretirement benefits, net                                   (6.4)    (22.2)
----------------------------------------------------------------------------------------------------------

Cash provided (required) by operating activities:                                           76.5     (24.7)

Cash required by discontinued operations:
   Environmental reserves discontinued, net of recoveries (Note 12)                        (10.2)    (14.1)
   Other reserves (Note 10)                                                                (13.6)    (80.4)
----------------------------------------------------------------------------------------------------------
Cash required by discontinued operations                                                 $ (23.8)  $ (94.5)
----------------------------------------------------------------------------------------------------------

FMC Corporation and Consolidated Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)

(in millions)
Cash provided (required) by investing activities:
   Capital expenditures                                                        $(50.9)  $(119.2)
   Proceeds from disposal of property, plant and equipment                        8.5      12.9
   Financing commitments to Astaris (Notes 8 and 17)                            (27.8)    (31.3)
   Decrease (increase) in investments                                            (1.3)      2.1
-----------------------------------------------------------------------------------------------
Cash required by investing activities                                          $(71.5)  $(135.5)
-----------------------------------------------------------------------------------------------

Cash provided (required) by financing activities:
   Net proceeds from issuance of commercial paper                              $(29.2)  $  45.1
   Net increase under committed credit facilities                                38.0       1.9
   Accounts receivable sold (Note 16)                                           (14.0)     (1.0)
   Guarantees of vendor financing  (Note 17)                                    (36.3)    (14.8)
   Net increase (decrease) in other short-term debt                              25.2     (56.2)
   Increase in long-term debt                                                      --     107.7
   Contribution from Technologies, net of funding to Technologies (Note 2)         --     385.4
   Repayment of long-term debt                                                  (67.9)   (216.0)
   Distributions to minority partners                                            (2.8)     (3.2)
   Net proceeds from issuance of common stock from equity offering (Note 12)    101.3        --
   Issuances of common stock related to compensation programs                    16.0      33.5
-----------------------------------------------------------------------------------------------

Cash provided by financing activities                                          $ 30.3   $ 282.4
-----------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash and cash equivalents                   $  2.4   $  (0.4)
===============================================================================================

Increase in cash and cash equivalents                                            13.9      27.3
Cash and cash equivalents, beginning of period                                   23.4       7.3
===============================================================================================

Cash and cash equivalents, end of period                                       $ 37.3   $  34.6
===============================================================================================

     Supplemental disclosure of cash flow information: Cash paid for interest was $44.4 million and $68.3 million for the nine months ended September 30, 2002 and 2001, respectively, and cash paid for income taxes, net of refunds, was $15.3 million and $18.6 million for the nine months ended September 30, 2002 and 2001, respectively.

     The accompanying notes are an integral part of the consolidated financial statements.

FMC Corporation and Consolidated Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1: Financial Information and Accounting Policies

The condensed consolidated balance sheet as of September 30, 2002, and the related condensed consolidated statements of income and cash flows for the interim periods ended September 30, 2002 and 2001 have been reviewed by our independent auditors. The review is described more fully in their report included herein. In the opinion of management the condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of the company's results of operations and cash flows for the interim periods ended September 30, 2002 and 2001 and of its financial position as of September 30, 2002. All such adjustments are of a normal recurring nature. The results of operations for the interim periods ended September 30, 2002 and 2001 are not necessarily indicative of the results of operations for the full year.

The December 31, 2001 balance sheet has been reclassified to conform to the September 30, 2002 presentation. Amounts previously reported in reserves for discontinued operations and other liabilities have been reclassified into one of three line items: environmental reserves, continuing and discontinued; reserves for discontinued operations or other long-term liabilities. The prior period's cash flow has also been reclassified to conform to the September 30, 2002 presentation.

Effective January 1, 2002, FMC adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. " In the second quarter of 2002 the company elected to early adopt SFAS No. 145, "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 14, and Technical Corrections." (See Note 3.)

During the third quarter the company expanded several of its principal accounting policy descriptions as noted below:

The company's accounting policies are set forth in detail in Note 1 to the 2001 consolidated financial statements contained in the company's Annual Report on Form 10-K for the period ended December 31, 2001.

Investments. Investments in companies in which FMC's ownership interest is 50% or less and in which FMC exercises significant influence over operating and financial policies, are accounted for using the equity method. In addition majority owned investments in which FMC's control is restricted or temporary in nature also are accounted for using this method. All other investments are carried at their fair values or at cost, as appropriate.

Revenue recognition. Revenue is recognized when the earnings process is complete, which is generally upon transfer of title, which typically occurs upon shipment to the customer. In all cases, the following criteria are in effect for the recognition of revenue: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collection is reasonably assured.

Environmental reserves, net of recoveries. In calculating and evaluating the adequacy of its environmental reserves, the company has taken into account the joint and several liabilities imposed by the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and the analogous state laws on all Potentially Responsible Parties ("PRPs") and has considered the identity and financial condition of each of the other PRPs at each site to the extent possible. The company has also considered the identity and financial condition of other third parties from whom recovery is anticipated, as well as the status of the company's claims against such parties. In general, the company is aware of a certain degree of uncertainty in disputes regarding the financial contribution by certain named PRPs which is common to most multiparty sites. Although the company is unable to forecast the ultimate contributions of PRPs and other third parties with absolute certainty, the degree of uncertainty with respect to each party was taken into account when determining the environmental reserve by adjusting the reserve to reflect the facts and circumstances on a site-by-site basis.

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

Subsequent to the IPO, Technologies made payments of $385.4 million to FMC, net of contributions from FMC, in exchange for the net assets distributed to Technologies on June 1, 2001. Under the terms of the Agreement, Technologies remitted $480.1 million to FMC in June 2001. The cash payment consisted of $280.9 million of proceeds from Technologies' borrowings and $207.2 million of proceeds from Technologies' initial public offering, less an agreed-upon sum of $8.0 million retained by Technologies to cover certain costs incurred by Technologies in conjunction with the initial public offering. The payments contributed to Technologies by FMC were to supplement Technologies' operating cash needs prior to the spin-off. The payments received by FMC were used to retire short-term and long-term debt. During the second quarter of 2001, FMC recognized a $140.0 million gain in stockholders' equity on the sale of Technologies' stock.

On November 29, 2001, FMC's Board of Directors approved the spin-off of the company's remaining 83 percent ownership in Technologies through a tax-free distribution to FMC's stockholders ("the spin off"). Effective December 31, 2001, the company distributed approximately 1.72 shares of Technologies common stock for every share of FMC common stock based on the number of FMC shares outstanding on the record date, December 12, 2001. The distribution resulted in a reduction of stockholders' equity of $509.5 million.

The company recorded an after-tax gain from discontinued operations of $7.4 million and an after-tax loss from discontinued operations of $33.5 million, respectively, for the three and nine months ended September 30, 2001 related to the spun-off Technologies business, including after-tax interest expense of $3.2 million and $11.8 million, respectively, which was allocated to discontinued operations in accordance with Accounting Principles Board Opinion No. 30 and later relevant accounting guidance, and an additional income tax provision of $28.8 million related to the reorganization of FMC's worldwide entities in anticipation of the separation of Technologies from FMC.

Note 3: Recently Adopted Accounting Pronouncements

On January 1, 2002, the company adopted Statement of Financial Accounting Standards (" SFAS") No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, goodwill and other indefinite intangible assets ("intangibles") are no longer subject to amortization, rather they are subject to at least an annual assessment for impairment by applying a fair value based test. Prior to January 1, 2002 the company amortized goodwill and identifiable intangible assets (such as trademarks) on a straight-line basis over their estimated useful lives not to exceed 40 years.In the second quarter, FMC completed its transitional goodwill impairment tests required by SFAS No. 142. FMC recorded no impairments of its goodwill and indefinite life intangibles based on these tests. The company will continue its goodwill impairment tests, annually, beginning in the fourth quarter of 2002, in accordance with the requirements of SFAS No. 142.

Goodwill amortization was $4.2 million, or $0.14 per diluted share in 2001. Goodwill amortization for the three and nine months ended September 30, 2001 was $1.1 million or $0.03 per diluted share and $3.2 million or $0.09 per diluted share, respectively. Goodwill amortization for the three and nine months ended September 30, 2002 would have been approximately $1.1 million and $3.2 million, respectively. Goodwill at September 30, 2002 and December 31, 2001 was $124.3 million and $113.5 million, respectively. The majority of FMC's goodwill is attributed to an acquisition in the Specialty Chemicals segment. There are no other material indefinite life intangibles at September 30, 2002. FMC's definite life intangibles totaled $7.1 million at September 30, 2002. These definite life intangibles are allocated among FMC's segments as follows: $3.2 million in Agricultural Products, $2.5 million in Specialty Chemicals and $1.4 million in Industrial Chemicals. All definite life intangible assets are amortizable and consist primarily of patents, industry licenses and other intangibles.

On January 1, 2002, the company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements of SFAS No. 121 related to the recognition of the impairment of long-lived assets to be held and used. There was no impact of adopting SFAS No. 144 in the first nine months of 2002.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145 "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 14, and Technical Corrections." The Statement rescinds or amends a number of existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In the second quarter of 2002, with the retirement of its 6.75% exchangeable senior subordinated debentures (as discussed in Note 9 below), FMC elected early adoption of SFAS No. 145. FMC recorded a $3.1 million loss ($1.9 million after-tax) in restructuring and other charges in the second quarter of 2002 related to the early retirement of these debentures in its total costs and expenses in accordance with this statement.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses the accounting and reporting for costs of so-called exit activities (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. It is effective beginning in 2003 with the liability recognition criteria under the standard applied prospectively. The company will adopt SFAS No. 146 when required and is currently evaluating the potential affects of adoption on its accounting policies regarding exit and disposal activities.

Note 5: Financial Instruments and Risk Management

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to the company's outstanding cash flow hedges and which were recorded to earnings during the three and nine months ended September 30, 2002, were less than $0.1 million. For the three months ended September 30, 2002 and September 30, 2001, the net deferred hedging loss in accumulated other comprehensive loss was $1.5 million and $19.6 million, respectively, of which approximately $0.4 million of net losses are expected to be recognized in earnings during the twelve months ended September 30, 2003, at the time the underlying hedged transactions are realized, and of which net losses of $1.1 million are expected to be recognized at various times subsequent to September 30, 2003 and continuing through November 30, 2005.

Note 6: Property, Plant and Equipment

Property, plant and equipment consisted of the following, in millions:

                                          September 30,
                                              2002        December 31,
                                          (unaudited)        2001
                                          -------------   ------------
Property, plant and equipment, at cost      $ 2,591.9      $ 2,538.2
Accumulated depreciation                     (1,533.2)      (1,450.4)
                                            ---------      ---------
Property, plant and equipment, net          $ 1,058.7      $ 1,087.8
                                            =========      =========

Note 7: Asset Impairments

Asset impairments totaling $323.1 million ($233.8 million after-tax) were recorded in the second quarter of 2001. Based upon a comprehensive review of FMC's long-lived assets the company recorded asset impairment charges of $211.9 million related to its U.S.-based phosphorus business. The components of asset impairments related to this business included a $171.0 million impairment of environmental assets built to comply with a RCRA Consent Decree ("Consent Decree") at the Pocatello, Idaho facility and a $36.5 million impairment charge for the company's investment in Astaris LLC ("Astaris"), the company's 50%-owned phosphorus joint venture with Solutia, Inc. Driving these charges were a decline in market conditions, the loss of a potential site on which to develop an economically viable second purified phosphoric acid plant and FMC's agreement to pay into a fund for the Shoshone-Bannock Tribes as a result of an agreement to support a proposal to amend the Consent Decree to permit the earlier closure of the largest remaining waste disposal pond at Pocatello. In addition, FMC recorded an impairment charge of $98.9 million related to its Specialty Chemicals segment's lithium operations in Argentina. The company established this operation, which includes a lithium mine and processing facilities, approximately five years ago in a remote area of the Andes Mountains. With the entry of a South American manufacturer into this business resulting in decreased revenues and following the continuation of other unfavorable market conditions, the company's lithium assets in Argentina became impaired, as the total capital invested is not expected to be recovered. An additional $12.3 million of charges related to the impairment of assets in FMC's cyanide operations as a result of weakening economic conditions affecting this business.

Note 8: Restructuring and other charges

The company recorded restructuring and other before tax charges of $14.4 million and $184.5 million, respectively, for the nine months ended September 30, 2002 and 2001.

Restructuring and other charges for the nine months ended September 30, 2002

Restructuring and other charges of $7.4 million before tax in the second quarter of 2002 included $2.2 million before tax for restructuring activities related to severance and other restructuring costs in the Industrial Chemicals segment and a $2.1 million before tax charge for other costs including expenses related to a change in benefits provider, which was a direct result of the company's spin-off of Technologies. Also recorded as other charges in the second quarter 2002 were premiums of $3.1 million before tax attributed to the redemption of 6.75% exchangeable senior subordinated debentures completed on June 3, 2002 (see Note 9.)

In the first quarter of 2002 the company recorded $7.0 million before tax of restructuring and other charges. Of these charges $2.4 million before tax related to severance and costs of idling the Agricultural Product's sulfentrazone plant. In the Industrial Chemicals segment, the mothballing of the Granger caustic facility in Green River, Wyoming resulted in a $3.4 million before tax charge primarily for severance and other costs. The remaining other charges resulted from reorganization costs of $1.2 million before tax related to the spin-off and distribution of Technologies.

Of approximately 200 severances in 2002 related to the company's restructuring activities 185 occurred prior to September 30, 2002.

Restructuring and other charges for the nine months ended September 30, 2001

During the third quarter of 2001, the company recorded restructuring charges of $8.5 million. These charges were largely for reorganization costs and corporate restructuring activities including severance, facility exit costs and contract commitment costs.

During the second quarter of 2001, FMC recorded $175.0 million in restructuring and other charges including $160.0 million related to its Industrial Chemicals segment's U.S.-based phosphorus business. The components included in restructuring and other charges related to the phosphorus business were as follows: a $68.7 million reserve for the further required Consent Decree spending at the Pocatello site; $42.7 million of financing obligations to the Astaris joint venture and other related costs; a $40.0 million reserve for payments to the Shoshone-Bannock Tribes and $8.6 million of other related charges. In addition, restructuring charges for the quarter included $8.0 million related to FMC's corporate reorganization. The remaining charges of $7.0 million were for the restructuring of two smaller chemical facilities. These activities resulted in 135 severances the majority of which occurred in 2001.

The restructuring charges in the first quarter of 2001 related to corporate reorganization costs and several minor restructuring activities within the Industrial Chemicals segment.

In the fourth quarter of 2001 the company reached an agreement to shutdown Pocatello. At this time approximately half of the $68.7 million Consent Decree reserve recorded in the second quarter of 2001 was spent in the second and third quarters of 2001. The shutdown of this facility eliminated the need for Consent Decree spending for continuing operations. The shutdown allowed the company to reverse the remaining Consent Decree reserve of $34.5 million through restructuring and other charges. This amount was more than offset by the company's fourth quarter 2001 restructuring and other charges related to the shutdown of Pocatello.

Reserves for restructuring and other charges were $71.0 million and $119.2 million at September 30, 2002 and December 31, 2001, respectively. Restructuring spending in 2002 of $9.6 million related to the 2002 programs and $67.9 million related to programs initiated in the prior year. Spending during the nine months ended September 30, 2002 was primarily for workforce reductions, reorganization costs, financing commitments to Astaris and shutdown costs at Pocatello.

The following table shows a rollforward of restructuring and other reserves for the quarter ended September 30, 2002 and the related spending and other changes:

                                    Phosphorus Related
                            ----------------------------------
                             Pocatello
                             Shutdown,
                            Remediation             Financing    Workforce-related and
                             and Other    Tribal   Commitments     Facility Shutdown          FMC's
                             Costs/(3)/    Fund     to Astaris          Costs            Reorganization   Total
                            -----------   ------   -----------   ---------------------   --------------   ------
                                                                      2002    2001         2002    2001
                                                                     -----   -----        -----   -----
Reserve at 12/31/2001         $ 58.9       $10.0     $ 28.0          $  --   $13.7        $  --   $ 8.6   $119.2
Increase in reserves              --          --         --            8.0      --          3.3      --     11.3
Cash payments                  (25.3)         --      (27.8)          (8.4)   (9.6)        (1.2)   (5.2)   (77.5)
Recoveries /(1)/                 3.7          --         --             --      --           --      --      3.7
Reclasses and other /(2)/       16.7          --         --            0.4      --           --      --     17.1
Non-cash changes                (1.0)         --         --             --    (1.8)          --      --     (2.8)
                              ------       -----     ------          -----   -----        -----   -----   ------
Reserve at 9/30/2002          $ 53.0       $10.0     $  0.2          $  --   $ 2.3        $ 2.1   $ 3.4   $ 71.0
                              ======       =====     ======          =====   =====        =====   =====   ======

(1) Recoveries are amounts received from Astaris for its commitments related to the shutdown of Pocatello. Recoveries have been recorded as offsets to the company's reserves and are reduced upon receipt of payment.
(2) Balance classified as current liabilities at December 31, 2001 reclassified to restructuring reserves in 2002.
(3) Pocatello Shutdown, Remediation and Other Costs reserve at September 30, 2002 includes environmental costs of $46.0 million recorded in the fourth quarter of 2001 related to the shutdown of Pocatello (see Note 11). This amount is also included in FMC's environmental/remediation rollforward in
     Note 12.

Note 9: Debt

Refinancing

Subsequent to the end of the third quarter of 2002, the company completed its previously announced refinancing. The company reflected its refinancing in its Condensed Consolidated Balance Sheet by reclassifying its $240.0 million revolving credit facility from short-term debt to long-term debt.

On October 21, 2002, the Company issued $355.0 million aggregate principal amount of its 10.25% Senior Secured Notes due 2009 (the "Notes"). Simultaneously, the company executed a new $500.0 million senior secured credit agreement (the "Credit Agreement"), which provides for a $250.0 million revolving credit facility and a $250.0 million term loan, and obtained a $40.0 million supplemental secured standby letter of credit facility (the "Supplemental Letter of Credit Facility" and together with the Credit Agreement, the "Credit Facilities"). The net proceeds from the sale of the Notes and the initial borrowings under the Credit Agreement were or will be used to:

..    Fund into a debt reserve account (the "Debt Reserve Account") an amount sufficient to repay $99.5 million aggregate principal amount of its 7.125% medium-term notes due November 2002 and $160.5 million aggregate principal amount of 6.375% debentures due September 2003;

..    Repay all borrowings under and terminate the former revolving credit facility and accounts receivable securitization facility, which had outstanding amounts of approximately $106.0 million and $65.0 million, respectively at September 30, 2002;

..    Fund into a restricted cash account (the "Restricted Cash Collateral
     Account") $130.8 million to refinance and replace with cash collateral certain surety bonds and letters of credit currently supporting self-insurance programs, environmental obligations and future business commitments and cash collateralize letters of credit supporting approximately $44.0 million of outstanding variable rate industrial and pollution control revenue bonds; and

..    Pay fees and expenses of approximately $29.0 million, which included bank fees, printing and distribution costs, attorneys' fees, accountants' fees and other miscellaneous costs.

Summary of Terms of the Notes

The Notes bear interest at the rate of 10.25% per year. Interest on the Notes is payable on May 1 and November 1 of each year, beginning on May 1, 2003. The Notes mature on November 1, 2009.

The company may redeem all or part of the Notes on or prior to November 1, 2006 at a price of 100% of their principal amount, plus a make-whole premium, plus accrued and unpaid interest, if any. At any time after November 1, 2006, the company may redeem all or part of the Notes at fixed redemption prices plus accrued and unpaid interest, if any. At any time on or prior to November 1, 2005, the company may redeem up to 35% of the Notes from the proceeds of one or more public equity offerings by the company at a fixed redemption price plus accrued and unpaid interest, if any.

The Notes are senior obligations and are guaranteed on a senior basis by its wholly-owned domestic subsidiaries, that guarantee indebtedness under the Credit Facilities its new $500.0 million Credit Agreement and the $40.0 million Supplemental Letter of Credit Facility which were entered into concurrently with the issuance of the Notes. As of September 30, 2002, FMC's subsidiaries that are not guarantors had approximately $211.3 million of liabilities to which the Notes are structurally subordinated.

The Notes are secured on a second-priority basis by collateral consisting of certain of the company's domestic manufacturing or processing facilities and its shares of FMC Wyoming Corporation, its non-wholly-owned principal domestic subsidiary. The second-priority liens are shared on an equal and ratable basis with the holders of indebtedness ("Existing Public Debt") issued under the company's existing indentures dated April, 1992 and July 1, 1996 (the "Existing Public Indentures") and with (i) the lenders and other credit providers under the Credit Facilities, (ii) certain other lenders and credit providers to the company and its foreign subsidiaries and (iii) lenders to Astaris LLC as beneficiaries of its obligations under the support agreement relating to Astaris. This lien is subject and subordinate to the first-priority lien granted to such lenders and other credit providers in an amount not exceeding 10.0% of the company's consolidated net tangible assets (as defined in the Existing Public Indentures) from time to time. In addition, those lenders and credit providers are secured by liens on substantially all of the company's other domestic assets that are not included in the collateral securing the notes and on 65.0% of the stock of certain of our foreign subsidiaries.

Summary Terms of the Credit Facility

The Credit Facilities replaced the company's $240.0 million 364-day non-amortizing revolving credit facility which was due to expire in December of this year and a $25.0 million supplemental revolving credit facility due to expire on October 31, 2002. Under the Credit Agreement, 0.25% of the original principal amount of the $250.0 million term loan is due and payable at the end of each quarter, commencing March 31, 2003, with the balance maturing on October 21, 2007. Amounts under the $250.0 million revolving credit facility may be borrowed, repaid and reborrowed from time to time until the maturity of the revolving credit facility on October 21, 2005. Up to $50.0 million of the revolving credit facility is available for issuance of letters of credit on the company's behalf. Voluntary prepayments and commitment reductions under the Credit Facilities are permitted at any time without fee upon proper notice and subject to minimum dollar amounts. Subject to certain exceptions, mandatory prepayments are required with cash proceeds of asset sales, casualty events and condemnation proceeds, equity issuances and excess cash flow.

Subject to the availability of additional commitments by lenders, the aggregate commitment under the revolving credit facility can be increased by up to $90.0 million to a total of $340.0 million. To the extent the commitments are increased to an amount in excess of $300.0 million, the excess is required to reduce the Supplemental Letter of Credit Facility, and the amount available for letters of credit under the revolving credit facility will increase from $50.0 million to $75.0 million.

The Supplemental Letter of Credit Facility makes available prior to its maturity on October 21, 2005 up to $40.0 million for the issuance of standby letters of credit. The company intends to use the letters of credit to support its obligations with respect to environmental remediation and other obligations for which such credit enhancement is often required.

Obligations under the Credit Agreement bear interest at a floating rate, which are, at the company's option, either a base rate or a London InterBank Offered Rate ("LIBOR"), in each case plus an applicable margin. The base rate is Citibank N.A.'s base rate. The applicable margin for the term loan are 3.75% per annum over the base rate and 4.75% per annum over LIBOR. The initial applicable margin for borrowings under the revolving credit facility is 2.50% over the base rate and 3.50% over LIBOR. After March 31, 2003 the applicable margins under our revolving credit facility are subject to adjustment based on the company's leverage ratio.

Under the Credit Agreement, FMC is required to pay a commitment fee on the difference between the total amount of the revolving credit facility and the amount borrowed by the company, or for which letters of credit were issued on its behalf, under the Credit Agreement. The initial commitment fee is .50% per year. The commitment fee is subject to adjustment based on the company's leverage ratio.

The company pays fees under the Supplemental Letter of Credit Facility on the face amount of letters of credit issued thereunder at a rate per year equal to the applicable margin for LIBOR loans under the revolving credit facility under the Credit Agreement, plus 0.25%. The company also pays a commitment fee on the unused portion of the Supplemental Letter of Credit Facility at the same rate applicable to its revolving credit facility.

The obligations of FMC under these facilities are guaranteed by each of its existing and subsequently acquired direct and indirect material wholly-owned domestic subsidiaries subject to certain exceptions for subsidiaries that are insignificant to the company's operations. The obligations of FMC under the Credit Facilities are secured on a first-priority basis by substantially all of the domestic tangible and intangible assets of the company and its domestic wholly-owned subsidiaries, including a pledge of 100.0% of the stock of domestic subsidiaries and at least 65.0% of the stock of first-tier foreign subsidiaries. The company's pledge of the collateral that secures the Notes and the Existing Public Debt is limited on a first-lien basis to an aggregate amount not to exceed 10.0% of consolidated net tangible assets as noted above and thereafter is shared on an equal ratable basis with the Existing Public debt and Notes. The Credit Facilities are also secured by all of the cash of the company including cash held in the Debt Reserve Account and the Restricted Cash Collateral Account to the extent the latter is available. The Credit Facilities are secured equally and ratably with the company's obligations owed to certain other lenders to the company and its foreign subsidiaries and under the company's support agreement with respect to Astaris.

Other Indebtedness

Short-term debt decreased to $60.3 million at September 30, 2002 compared to $136.5 million at December 31, 2001. Short-term debt can consist of commercial paper, borrowings under committed credit facilities and foreign bank borrowings. Upon the completion of the refinancing on October 21, 2002 the company reclassified at September 30, 2002 the outstanding amount under its former $240.0 million revolving credit facility due in December of 2002 to long-term debt to reflect the completion of its refinancing subsequent to the end of third quarter of 2002. Since the lowering of FMC's short-term credit rating by Moody's Investor's Service, Inc. on June 13, 2002, FMC ceased offerings under its commercial paper program and repaid maturities by borrowing under its former $240.0 million revolving credit facility. At September 30, 2002, no commercial paper was outstanding compared to $33.0 million at December 31, 2001.

During the nine months ended September 30, 2002, the company made payments of $10.4 million and $25.0 million, in the first and second quarter, respectively, for scheduled maturities of long-term debt.

The current portion of long-term debt was $260.8 million at September 30, 2002 compared to $135.2 at December 31, 2001. This increase can be attributed to the November 2002 maturity of the company's $99.5 million 7.125% medium-term notes and $160.5 million 6.375% debentures due September 2003. An amount sufficient to repay these maturities has been paid into the Debt Reserve Account with proceeds from the new financing program.

At September 30, 2002 there was $40.0 million principal amount outstanding of variable rate industrial and pollution control revenue bonds supported by approximately $44 million in bank letters of credit.

On May 3, 2002, FMC published notice of a mandatory call for redemption on June 3, 2002 of its 6.75% exchangeable senior subordinated debentures, outstanding in the principal amount of $28.8 million. From May 21, 2002 to May 31, 2002, holders of $26.0 million of these debentures exercised their right to forgo accrued but unpaid interest and exchange their debentures for common shares of Meridian Gold, Inc., a Canadian company trading on the New York Stock Exchange (NYSE: MDG) and successor to our former subsidiary, at a price of $15.125 per share, subject to certain adjustments. Because FMC does not hold any shares of Meridian Gold, Inc. it exercised its right to pay the fair market value, subject to certain adjustments, of the Meridian Gold common shares in cash. Because the price of Meridian Gold common shares rose substantially above the exchange price of $15.125, FMC was required to pay an amount above the principal amount of the debentures exchanged, which has resulted in a net charge of approximately $3.1 million ($1.9 million after-tax) in the second quarter of 2002. The remaining $2.8 million of debentures were redeemed on June 3, 2002 at the principal amount thereof plus accrued interest.

The company's long-term debt maturities subsequent to the completion of its refinancing were $100.0 million in 2002, $184.9 million in 2003, $1.1 million in 2004, $63.2 million in 2005 and $977.5 million in 2006 the period therafter.

Note 10: Reserves for Discontinued Operations

Reserves for discontinued operations (excluding those related to environmental liabilities), at September 30, 2002 and December 31, 2001 were $73.9 million and $86.3 million, respectively. At September 30, 2002, substantially all discontinued operations reserves were related to post-employment benefits, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 1997.

Included in the reserve for discontinued operations is a reserve established for asbestos-related personal injury litigation. Management believes that the claims against FMC are without merit and considers the company a peripheral overall defendant in these matters. The vast majority of the claims to date have been dismissed without payment of any kind. The outcome of the remaining cases is not expected to have a material adverse effect on the company's consolidated results of operations, cash flows or financial condition.

In the first quarter of 2001 FMC paid an $80.0 million settlement of litigation related to its discontinued defense systems business.

Note 11: Other Long-Term Liabilities

Other long-term liabilities at September 30, 2002 and December 31, 2001 were $94.9 million and $124.4 million, respectively, and included reserves for restructuring and for compensation and benefits. (See Note 3 to the company's 2001 consolidated financial statements and Note 8 above.)

Note 12: Environmental Obligations

The company has provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $225.7 million and $260.4 million, before recoveries, have been provided at September 30, 2002 and December 31, 2001, respectively. The long-term portions of these reserves before recoveries, totaled $204.2 million and $244.1 million at September 30, 2002 and December 31, 2001, respectively. The short-term portion of these obligations are recorded in accrued and other liabilities.

Cash recoveries of $14.4 million have been recorded as realized claims against third parties in 2002. Total cash recoveries recorded for the year ended December 31, 2001 were $12.5 million. At September 30, 2002 and December 31, 2001 reserves for recoveries were $30.3 million and $41.5 million, respectively, the majority of which relate to existing contractual arrangements with U.S. government agencies and insurance carriers. These reserves are recorded as an offset to the environmental reserve, continuing and discontinued.

The table below is a rollforward of the company's environmental reserves, continuing and discontinued from December 31, 2001 to September 30, 2002.


($ in millions)
                                                                               Operating and
                                                                             Discontinued Sites(1)   Pocatello      Total
                                                                             ------------------      ---------     ------
Environmental reserves current, net of recoveries                                  $  5.9              $ 9.5       $ 15.4
Environmental reserves long term, net of recoveries                                 132.0               71.5        203.5
                                                                                   ------              -----       ------
Total environmental reserve, net of recoveries at December 31, 2001                 137.9               81.0        218.9

2002 provisions:
Continuing                                                                             --                 --           --
Discontinued                                                                           --                 --           --
Spending, net of  cash recoveries:                                                  (14.0)              (9.5)       (23.5)
                                                                                   ------              -----       ------
Environmental reserve current, net of recoveries:                                     6.4               15.7         22.1

Environmental reserve, long-term, net of recoveries:                                117.5               55.8        173.3
                                                                                   ------              -----       ------
Total environmental reserve, net of recoveries at September 30, 2002 /(2)/         $123.9              $71.5/(1)/  $195.4
                                                                                   ======              =====       ======

/(1)/"Current" includes only those reserves related to continuing operations. /(2)/Balance includes environmental remediation reserves of $46.0 million related to the shutdown of Pocatello recorded as part of Pocatello shutdown, remediation and other costs reserve in 2001. (See rollforward of restructuring and other charges table in Note 8.)

The company has estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $70.0 million at September 30, 2002. Obligations that have not been reserved for may be material to any one quarter's or year's results of operations in the future. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a materially adverse effect on the company's liquidity or financial condition and may be satisfied over the next twenty years or longer.

A more complete description of the company's environmental contingencies and the nature of its potential obligations are included in Notes 1 and 13 to FMC's
2001 consolidated financial statements.

Note 13: Capital Stock

On June 6, 2002 the company issued 3,250,000 shares of common stock at a net price per share of $31.25. Net proceeds from the issuance were approximately $101.3 million. The proceeds were used to reduce outstanding borrowings under the company's former $240.0 revolving credit facility.

For the three and nine months ended September 30, 2002, the company had 35,085,556 and 32,984,590, respectively, of average shares outstanding. In addition, for the three and nine months ended September 30, 2002 FMC had 853,594 and 914,335 of additional shares assuming conversion of stock options and other dilutive potential common shares (calculated under the treasury stock method).

On August 27, 1999, the Board of Directors authorized $50.0 million of open-market repurchases of FMC common stock. The implementation of the company's new financing program which was completed subsequent to September 30, 2002, brought into effect provisions restricting significantly open-market repurchases of FMC common stock.

Note 14: Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders' equity during the period except those resulting from investments by owners and distributions to owners. The company's comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 consisted of the following:

(in millions)
                                                     Three Months          Nine Months
                                                 Ended September 30,    Ended September 30,
                                                 -------------------   --------------------
                                                    2002    2001           2002     2001
                                                   -----   ------         -----   -------
Net income (loss)                                  $28.2   $ 21.3         $56.4   $(305.0)
Other comprehensive earnings (loss):
   Foreign currency translation adjustment           7.4    (37.1)         19.8     (38.5)
   Net deferral of hedging gains (losses)            2.7    (10.3)         15.1     (32.7)
   Cumulative effect of a change in accounting
   principle (Note 3)                                 --       --            --      16.4
                                                   -----   ------         -----   -------
Comprehensive income (loss)                        $38.3   $(26.1)        $91.3   $(359.8)
                                                   =====   ======         =====   =======

Note 15: Related-Party Transactions

FMC's chemical and machinery businesses became two independent companies in 2001 through the spin-off of Technologies (see Note 2 for a discussion of FMC's reorganization). Prior to the IPO of Technologies, FMC and Technologies entered into certain agreements for the purpose of governing the ongoing relationship between the two companies (see Note 18 to the 2001 consolidated financial statements). FMC and Technologies continue to engage in transition services for areas such as benefits, insurance administration and other administrative services. The cost of these activities were not material as of September 30, 2002.

A guaranty agreement, executed on December 31, 2001, provides for the performance by Technologies of certain obligations under several contracts, debt instruments and reimbursement agreements. Prior to the spin-off, these obligations related to the businesses of Technologies. As of September 30, 2002, this guarantee agreement covered obligations totaling approximately $88 million compared to $289.0 million at December 31, 2001. Under the Separation and Distribution Agreement and guaranty agreement, Technologies has indemnified FMC for these obligations and any related legal fees and FMC does not expect to make any unreimbursed payments for any of these obligations.

Note 16: Accounts Receivable Financing

Prior to the completion of its refinancing on October 21, 2002 the company sold trade receivables without recourse through its wholly owned, bankruptcy-remote subsidiary, FMC Funding Corporation. This subsidiary then sold the receivables to a financing company under an accounts receivable financing facility on an ongoing basis. Availability under the program was reduced upon the lowering of FMC's credit rating and would of terminated upon a rating of Ba3 by Moody's or BB- by S&P. The financing from this facility totaled $65.0 million at September 30, 2002 and $79.0 million at December 31, 2001. Subsequent to September 30, 2002 the company terminated this securitization program as part of its new financing program (see Note 9). Subsequent to September 30, 2002, using proceeds from the refinancing the company made a final payment of $65.2 million to terminate its account receivable financing facility.

Note 17: Commitments and Contingencies

During the third quarter of 2000, in connection with the finalization of an external financing agreement with Astaris, the company provided an agreement to lenders of Astaris under which FMC agreed to make equity contributions to Astaris sufficient to make up one half of any short-fall in Astaris' earnings below certain levels. Astaris' earnings did not meet the agreed levels for the first nine months of 2002. FMC does not expect that such earnings will meet the levels agreed for the remainder of 2002. The company contributed $31.3 million to Astaris under this arrangement in 2001 and $27.8 million through September 30, 2002, and expects the full-year amount to be at approximately the same level as 2001. FMC's estimates of future contributions are based on Astaris' forecasts and are subject to some uncertainty. The proportional amount of Astaris' indebtedness subject to this lending agreement from FMC was approximately $86 million at September 30, 2002. Subsequent to September 30, 2002, certain amendments to the agreement under which FMC makes equity contributions to Astaris that were necessary to complete FMC's refinancing (see Note 9) were obtained from Astaris' lenders.

The company provides guarantees to financial institutions on behalf of certain Agricultural Products customers in Brazil for their seasonal borrowings. The customers' obligations to FMC are largely secured by liens on their crops. Losses under these programs have been minimal. The total of these guarantees, which are recorded on the company's balance sheet at September 30, 2002 and December 31, 2001 was $19.7 million and $56.0 million, respectively.

The company also provides guarantees to financial institutions on behalf of certain Agricultural Products customers in Brazil to support their importation of third-party agricultural products. This guarantee program was implemented in 2001. Guarantees totaled $4.3 million and $10.0 million at September 30, 2002 and at December 31, 2001, respectively.

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

During the second quarter of 2002, FMC reached a settlement with the Idaho Public Utility Commission and Idaho Power Company. Under this settlement, Idaho Power will reduce its payments under the resale contract, and as a partial offset, Astaris will avoid certain costs associated with the cancellation of the power purchase contract with Idaho Power.

In the ordinary course of business, FMC provides credit support to governmental agencies, insurance companies, and others for its environmental obligations, self-insurance programs and other future business commitments. At September 30, 2002, banks had provided letters of credit totaling $161.6 million and insurance companies had provided surety bonds totaling $69.4 million in support of these obligations. Subsequent to September 30, 2002, as part of the refinancing program, the company funded $130.8 million into an account to provide for future cash collateralization of a portion of these obligations. (See Note 9.)

The company also has certain other contingent liabilities arising from litigation, claims, performance guarantees, and other commitments arising in the ordinary course of business. Management believes that the ultimate resolution of its known contingencies will not materially affect the consolidated financial position, results of operations or cash flows of FMC.

(See Notes 10, 11 and 12 for further discussion on contingencies.)

Note 18: Segment Information

                                                                              Three Months Ended    Nine Months Ended
                                                                                 September 30,        September 30,
----------------------------------------------------------------------------------------------------------------------
(in millions)                                                                    2002     2001       2002       2001
----------------------------------------------------------------------------------------------------------------------
Revenue
----------------------------------------------------------------------------------------------------------------------
Agricultural Products                                                           $169.1   $156.9    $  474.0   $  497.3
Specialty Chemicals                                                              123.1    115.2       363.5      351.0
Industrial Chemicals                                                             184.0    211.0       559.1      609.9
Eliminations                                                                       0.4     (0.3)       (3.4)      (5.0)
----------------------------------------------------------------------------------------------------------------------
Total                                                                           $476.6   $482.8    $1,393.2   $1,453.2
=======================================================================================================================
Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle
Agricultural Products                                                           $ 20.8   $  9.8    $   50.8   $   65.0
Specialty Chemicals                                                               23.6     20.1        66.0       61.1
Industrial Chemicals                                                              20.3     20.4        55.6       53.0
----------------------------------------------------------------------------------------------------------------------
Segment operating profit                                                          64.7     50.3       172.4      179.1
Corporate                                                                         (8.6)    (9.0)      (27.9)     (26.4)
Other expense, net                                                                (0.2)    (1.7)       (5.6)      (5.7)
----------------------------------------------------------------------------------------------------------------------
Operating profit before restructuring and other charges, and net
interest expense                                                                  55.9     39.6       138.9      147.0
Asset impairments (1)                                                               --       --          --     (323.1)
Restructuring and other charges (2)                                                 --     (8.5)      (14.4)    (184.5)
Interest expense, net (3)                                                        (17.6)   (15.6)      (53.1)     (48.0)
----------------------------------------------------------------------------------------------------------------------
Total                                                                           $ 38.3   $ 15.5    $   71.4   $ (408.6)
======================================================================================================================

(1) Asset Impairment for the nine months ended September 30, 2001 related to Industrial Chemicals ($224.2 million) and Specialty Chemicals ($98.9 million).

(2) Restructuring and other charges for the nine months ended September 30, 2002 related to Industrial Chemicals, ($5.6 million), Agricultural Products ($2.4 million) and Corporate ($6.4 million). Restructuring charges for the three months ended September 30, 2001 related to Specialty Chemicals ($0.7 million) and Corporate ($7.8 million). Restructuring and other charges for the nine months ended September 30, 2001 related to Industrial Chemicals ($166.8 million), Specialty Chemicals ($1.6 million) and Corporate ($16.1 million).

(3) Net interest expense includes the company's share of interest expense of the phosphorous joint venture (Astaris) for the three months ($1.9 million) and nine months ($5.0 million) ended September 30, 2002 and for the three months ($1.2 million) and nine months ($3.8 million) ended September 30, 2001. The equity in earnings (loss) of the joint venture, excluding restructuring charges, is Fincluded in Industrial Chemicals.

Note 19: Subsequent Event

     In accordance with the company's completion of its refinancing on October 21, 2002, condensed consolidated financial statements are being disclosed. The following entites: InterMountain Research and Development Corporation, FMC Asia-Pacific, Inc., FMC Overseas, Ltd., FMC WFC I, Inc., FMC WFC II, Inc., FMC WFC I NL, L.L.C., FMC Defense Corp., FMC Defense NL, L.L.C., FMC Properties, LLC, FMC Funding Corporation, FMC Idaho, LLC, wholly-owned direct and indirect domestic subsidiaries of the company ("Guarantors"), fully and unconditionally guarantee the obligations under the refinancing program on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: FMC Corporation on a parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the "Non-Guarantors") under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of September 30, 2002 and December 31, 2001, and for the three and nine months ended September 30, 2002 and 2001. The eliminating adjustments primarily reflect inter-company transactions, such as interest income and expense, accounts receivable and payable, advances, short- and long-term debt, royalties and profit in inventory eliminations. The company has not presented separate notes and other disclosures concerning the Guarantors as management has determined that such material information is available in the notes to FMC's condensed consolidated financial statements.

                                 FMC Corporation
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      Three Months Ended September 30, 2002

                                                   Parent FMC                   Non-
                                                  Corporation   Guarantors   Guarantors   Eliminations   Consolidated
                                                  -------------------------------------------------------------------
                                                                           ($ in millions)
---------------------------------------------------------------------------------------------------------------------
Revenue                                              $269.2       $ 94.9       $215.5       $(103.0)        $476.6
Cost of sales and services                            185.0         78.0        184.5         (97.4)         350.1
Selling, general and administrative expenses           39.2          6.2         10.3            --           55.7
Research and development expenses                      17.0          1.2          1.2            --           19.4
---------------------------------------------------------------------------------------------------------------------
Income(loss) from operations                           28.0          9.5         19.5          (5.6)          51.4
Equity in earnings of affiliates                       (2.9)          --         (0.7)           --           (3.6)
Minority interests                                     (0.1)         0.5          0.6            --            1.0
Interest expense (income), net                         25.8        (10.4)         0.3            --           15.7
---------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
  income taxes                                          5.2         19.4         19.3          (5.6)          38.3
Income taxes                                            1.3          5.6          3.2            --           10.1
---------------------------------------------------------------------------------------------------------------------
Net income (loss)                                    $  3.9       $ 13.8       $ 16.1       $  (5.6)        $ 28.2
=====================================================================================================================

                                 FMC Corporation
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      Three Months Ended September 30, 2001

                                                Parent FMC                   Non-
                                               Corporation   Guarantors   Guarantors   Eliminations   Consolidated
                                               -------------------------------------------------------------------
                                                                        ($ in millions)
------------------------------------------------------------------------------------------------------------------
Revenue                                           $274.0       $113.9       $194.2       $ (99.3)        $482.8
Cost of sales and services                         191.2         93.5        199.6        (116.9)         367.4
Selling, general and administrative expenses        35.8         10.2          9.8            --           55.8
Research and development expenses                   21.5          1.2          2.3            --           25.0
Restructuring and other charges                      7.8           --          0.7            --            8.5
------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                       17.7          9.0        (18.2)         17.6           26.1
Equity in (earnings) loss of affiliates             (4.2)         0.1         (0.5)         (0.1)          (4.7)
Minority interests                                   0.8           --           --           0.1            0.9
Interest expense (income), net                      22.2         (7.8)          --            --           14.4
------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                              (1.1)        16.7        (17.7)         17.6           15.5
Income taxes (benefit)                              35.3          2.1        (35.4)         (0.4)           1.6
------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations           (36.4)        14.6         17.7          18.0           13.9
Discontinued operations                              7.4           --           --            --            7.4
------------------------------------------------------------------------------------------------------------------
Net income (loss)                                 $(29.0)      $ 14.6       $ 17.7       $  18.0         $ 21.3
==================================================================================================================

                                 FMC Corporation
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      Nine Months Ended September 30, 2002

                                                Parent FMC                   Non-
                                               Corporation   Guarantors   Guarantors   Eliminations   Consolidated
                                               -------------------------------------------------------------------
                                                                        ($ in millions)
------------------------------------------------------------------------------------------------------------------
Revenue                                           $822.1       $215.5       $646.9       $(291.3)       $1,393.2
Cost of sales and services                         548.8        182.9        555.2        (256.7)        1,030.2
Selling, general and administrative expenses       122.6         18.4         30.2            --           171.2
Research and development expenses                   53.6          3.1          3.7            --            60.4
Restructuring and other charges                     13.8           --          0.6            --            14.4
------------------------------------------------------------------------------------------------------------------
Income from continuing operations                   83.3         11.1         57.2         (34.6)          117.0
Equity in (earnings) loss of affiliates             (3.4)          --         (1.3)          0.1            (4.6)
Minority interests                                   0.1          0.1          2.0          (0.1)            2.1
Interest expense (income), net                      79.1        (32.4)         1.4            --            48.1
------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
   before income taxes                               7.5         43.4         55.1         (34.6)           71.4
Income taxes (benefit)                             (12.4)        19.8          5.6            --            15.0
------------------------------------------------------------------------------------------------------------------
Net income (loss)                                 $ 19.9       $ 23.6       $ 47.5       $ (34.6)       $   56.4
==================================================================================================================

                                 FMC Corporation
                   CONDENSED CONSOLIDATING STATEMENT OF INCOME
                      Nine Months Ended September 30, 2001

                                                             Parent FMC                    Non-
                                                             Corporation   Guarantors   Guarantors   Eliminations   Consolidated
                                                             -------------------------------------------------------------------
                                                                                     ($ in millions)
--------------------------------------------------------------------------------------------------------------------------------
Revenue                                                        $916.7       $ 248.5       $622.5       $(334.5)      $1,453.2
Cost of sales and services                                      574.4         214.3        557.5        (288.1)        1058.1
Selling, general and administrative expenses                    121.8          30.8         28.8            --          181.4
Research and development expenses                                63.5           4.2          6.2            --           73.9
Restructuring, asset impairments, and other charges             119.0         288.2        100.4            --          507.6
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                    38.0        (289.0)       (70.4)        (46.4)        (367.8)
Equity in (earnings) loss of affiliates                          (3.5)          0.3         (1.4)         (0.3)          (4.9)
Minority interests                                                1.9            --         (0.7)          0.3            1.5
Interest (income) expense                                        67.4         (21.7)        (1.5)           --           44.2
--------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before income taxes
   and cumulative effect of change in accounting principle      (27.8)       (267.6)       (66.8)        (46.4)        (408.6)
Income taxes (benefit)                                            4.2        (111.0)       (26.4)         (4.8)        (138.0)
--------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations before cumulative effect
   of change in accounting principle                            (32.0)       (156.6)       (40.4)        (41.6)        (270.6)
Discontinued operations                                         (33.5)           --           --            --          (33.5)
--------------------------------------------------------------------------------------------------------------------------------
Loss before cumulative effect of change in
   accounting principle                                         (65.5)       (156.6)       (40.4)        (41.6)        (304.1)
Cumulative effect of change in accounting principle              (0.9)           --           --            --           (0.9)
--------------------------------------------------------------------------------------------------------------------------------
Net loss                                                       $(66.4)      $(156.6)      $(40.4)      $ (41.6)       $(305.0)
================================================================================================================================

                                 FMC Corporation
                      CONDENSED CONSOLIDATING BALANCE SHEET
                               September 30, 2002

                                                     Parent FMC                    Non-
                                                     Corporation   Guarantors   Guarantors   Eliminations   Consolidated
                                                     -------------------------------------------------------------------
                                                                             ($ in millions)
------------------------------------------------------------------------------------------------------------------------
                      ASSETS
Current assets:
Cash and cash equivalents                             $    2.1      $    2.1      $ 33.1      $      --       $   37.3
Trade receivables, net                                    50.9         229.0        87.6             --          367.5
Inventories                                               57.8          62.6        91.1          (44.0)         167.5
Inter-company receivables                                196.6          16.9        82.6         (296.1)            --
Other current assets                                      53.1          26.2        36.9             --          116.2
Deferred income taxes                                     46.1            --          --             --           46.1
------------------------------------------------------------------------------------------------------------------------
   Total current assets                               $  406.6      $  336.8      $331.3      $  (340.1)      $  734.6
Investments in affiliates                              1,573.2          11.5        14.1       (1,566.7)          32.1
Property, plant and equipment, net                       591.9          81.3       385.5             --        1,058.7
Goodwill, net                                              4.6         115.3         4.4             --          124.3
Other assets                                             117.5          (0.4)       21.0             --          138.1
Deferred income taxes                                    280.1            --          --             --          280.1
------------------------------------------------------------------------------------------------------------------------
   Total assets                                       $2,973.9      $  544.5      $756.3      $(1,906.8)      $2,367.9
========================================================================================================================
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term debt                                       $   (0.3)     $   39.0      $ 21.6      $      --       $   60.3
Accounts payable, trade and other                         90.9          31.4        90.0             --          212.3
Inter-company payable                                     49.2         182.4        64.5         (296.1)            --
Accrued and other liabilities                            202.1          64.7        42.1             --          308.9
Current portion of long-term debt                        260.8            --          --             --          260.8
Current portion of accrued pension and
   postretirement benefits                                14.8            --          --             --           14.8
Income taxes payable                                    (103.1)        115.1        15.6             --           27.6
------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                             514.4         432.6       233.8         (296.1)         884.7
Long-term debt                                           568.8            --          --             --          568.8
Pension and postretirement liabilities                   107.2            --          --             --          107.2
Inter-company long-term debt                           1,034.3      (1,026.0)       (8.3)            --             --
Investment in subsidiaries                              (640.2)           --          --          640.2             --
Reserve for discontinued operations, environmental
   reserves and other long-term liabilities              272.4          69.0         0.7             --          342.1
Minority interests in consolidated companies              10.8           0.6        41.3           (9.5)          43.2
Stockholders' Equity (deficit):
   Common stock & retained earnings                    1,761.3       1,068.3       488.8       (2,241.4)       1,077.0
   Accumulated other comprehensive loss                 (147.8)           --          --             --         (147.8)
   Treasury stock, common, at cost                      (507.3)           --          --             --         (507.3)
------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                          1,106.2       1,068.3       488.8       (2,241.4)         421.9
------------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity         $2,973.9      $  544.5      $756.3      $(1,906.8)      $2,367.9
========================================================================================================================

                                 FMC Corporation
                      CONDENSED CONSOLIDATING BALANCE SHEET
                                December 31, 2001

                                                      Parent
                                                        FMC                       Non-
                                                    Corporation   Guarantors   Guarantors   Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------
                                                                             ($ in millions)
-----------------------------------------------------------------------------------------------------------------------
                    ASSETS
Current assets:
Cash and cash equivalents                            $    7.9     $     1.3     $  14.2      $     --        $   23.4
Trade receivables, net                                  127.4         213.7       100.6            --           441.7
Inventories                                              90.1          61.4        86.3           (30.6)        207.2
Intercompany receivables                                135.4          20.2        67.8          (223.4)           --
Other current assets                                     44.3          23.8        31.5              --          99.6
Deferred income taxes                                    48.4            --          --              --          48.4
-----------------------------------------------------------------------------------------------------------------------
   Total current assets                                 453.5         320.4       300.4          (254.0)        820.3
Investments in affiliates                             1,752.9          11.5        14.0        (1,753.2)         25.2
Property, plant and equipment, net                      523.9          73.4       490.5              --       1,087.8
Goodwill, net                                             4.0         105.1         4.4              --         113.5
Other assets                                            115.4           3.2        17.0              --         135.6
Deferred income taxes                                   294.8            --          --              --         294.8
-----------------------------------------------------------------------------------------------------------------------
   Total assets                                      $3,144.5     $   513.6     $ 826.3      $ (2,007.2)     $2,477.2
=======================================================================================================================

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Short-term debt                                      $  103.5     $    13.5     $  19.5      $       --      $  136.5
Accounts payable, trade and other                       177.8          32.7       117.2              --         327.7
Intercompany payable                                    (39.0)        198.9        59.6          (219.5)           --
Accrued and other liabilities                           216.0         140.4        36.6              --         393.0
Current portion of long-term debt                       135.2            --          --              --         135.2
Current portion of accrued pension and
postretirement benefits                                  18.2            --          --              --          18.2
Income taxes payable                                    (80.0)         94.3        13.5              --          27.8
-----------------------------------------------------------------------------------------------------------------------
   Total current liabilities                            531.7         479.8       246.4          (219.5)      1,038.4
Long-term debt                                          651.8            --          --              --         651.8
Pension and Postretirement Liabilities                  109.2            --          --              --         109.2
Intercompany long-term debt                           1,052.2      (1,039.4)      (10.3)           (2.5)           --
Intercompany investments                               (188.9)           --      (159.5)          348.4            --
Reserves for discontinued operations,
   environmental reserves and other long-term
   liabilities                                          343.2          70.7         0.3              --         414.2
Minority interest in consolidated companies              46.1            --         8.1            (9.4)         44.8
Stockholders' Equity (deficit):
   Common stock and retained earnings                 1,293.6       1,002.5       741.3        (2,124.2)        913.2
   Accumulated other comprehensive loss                (186.8)           --          --              --        (186.8)
   Treasury stock, common, at cost                     (507.6)           --          --              --        (507.6)
-----------------------------------------------------------------------------------------------------------------------

   Total stockholders' equity                           599.2       1,002.5       741.3        (2,124.2)        218.8
-----------------------------------------------------------------------------------------------------------------------
  Total liabilities and stockholders'equity          $3,144.5     $   513.6     $ 826.3      $ (2,007.2)     $2,477.2
=======================================================================================================================

                                 FMC Corporation
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      Nine Months Ended September 30, 2002

                                                          Parent FMC                    Non-
                                                          Corporation   Guarantors   Guarantors   Eliminations   Consolidated
                                                          -------------------------------------------------------------------
                                                                                    ($ in millions)
Cash provided (required) by operating activities            $(422.8)      $(72.4)     $ 210.6       $ 363.5         $ 78.9
-----------------------------------------------------------------------------------------------------------------------------
Cash provided (required) by discontinued operations           (23.8)          --          --             --          (23.8)
-----------------------------------------------------------------------------------------------------------------------------
Cash provided (required) by investing activities:
Capital expenditures                                          (21.9)       (14.7)       (14.3)           --          (50.9)
Other investing activities                                    104.9          6.7        119.2        (251.4)         (20.6)
-----------------------------------------------------------------------------------------------------------------------------
Cash provided (required) by investing activities               83.0         (8.0)       104.9        (251.4)         (71.5)
-----------------------------------------------------------------------------------------------------------------------------
Cash provided (required) by financing activities:
Net change in short-term debt obligations                      21.8         25.5          2.1         (54.0)          (4.6)
Repayment of long-term debt net of increased borrowings       (63.7)          --           --            --          (63.7)
Equity offering proceeds                                      101.3           --           --            --          101.3
Other financing activities                                    298.4         55.7       (298.7)        (58.1)          (2.7)
-----------------------------------------------------------------------------------------------------------------------------
Cash provided (required) by financing activities              357.8         81.2       (296.6)       (112.1)          30.3
-----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents               (5.8)         0.8         18.9            --           13.9
Cash and cash equivalents, beginning of the period              7.9          1.3         14.2            --           23.4
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of the period                $   2.1       $  2.1      $  33.1       $    --         $ 37.3
=============================================================================================================================

                                 FMC Corporation
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW
                      Nine Months Ended September 30, 2001

                                                          Parent FMC                    Non-
                                                          Corporation   Guarantors   Guarantors   Eliminations   Consolidated
                                                          -------------------------------------------------------------------
                                                                                    ($ in millions)
Cash provided (required) by operating activities            $(150.8)      $(382.9)        93.4       $ 415.2        $ (25.1)
-----------------------------------------------------------------------------------------------------------------------------
Cash required by discontinued operations                      (94.5)          --           --            --           (94.5)
-----------------------------------------------------------------------------------------------------------------------------
Cash provided (required) by investing activities:
Capital expenditures                                          (51.2)       (34.5)       (33.5)           --          (119.2)
Other investing activities                                    274.8        207.9        179.2        (678.2)          (16.3)
-----------------------------------------------------------------------------------------------------------------------------
Cash provided (required) by investing activities              223.6        173.4        145.7        (678.2)         (135.5)
-----------------------------------------------------------------------------------------------------------------------------
Cash provided (required) by financing activities:
Net change in short-term debt obligations                      19.6          2.4        (11.5)         36.5            47.0
Repayment of long-term debt net of increased borrowings      (108.3)          --           --            --          (108.3)
Contribution to Technologies                                  385.4           --           --            --           385.4
Other financing activities                                   (262.1)       204.0       (210.1)        226.5           (41.7)
-----------------------------------------------------------------------------------------------------------------------------
Cash provided (required) by financing activities               34.6        206.4       (221.6)        263.0           282.4
-----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents               12.9         (3.1)        17.5            --            27.3
Cash and cash equivalents, beginning of period                 (1.1)         3.3          5.1            --             7.3
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                    $  11.8      $   0.2      $  22.6       $    --        $   34.6
=============================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 of this report contains certain forward-looking statements, including statements regarding the outlook of our segments for the fourth quarter of 2002, that are based on management's current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information.

Whenever possible, we have identified these forward-looking statements by such words or phrases as "will likely result", "is confident that", "expects", "should", "could", "may", "will continue to", "believes", "anticipates", "predicts", "forecasts", "estimates", "projects", "potential", "intends" or similar expressions identifying "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. Certain of these risks and uncertainties are set forth in the sections entitled "Forward-Looking Information" in Item 6 of our Annual Report on Form 10K for the year ended December 31, 2001 and in Exhibit 99.3 of the company's Current Report on Form 8-K dated September 20, 2002. We wish to caution readers not to place undue reliance on forward-looking statements, which speak only as of the date made.

We further caution that the list of important factors in the above referenced section and in our Annual Report on our Form 10-K for 2001 factors may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

LIQUIDITY AND CAPITAL RESOURCES

During the first three quarters of 2002 significant events affecting our liquidity included:

Spending against restructuring and other reserves of $77.5 million, including $25.3 million to shutdown our Pocatello plant; paying $35.4 million for scheduled maturities of long-term debt; redeeming all of the $28.8 million principal amount outstanding of our 6.75% exchangeable senior subordinated debentures; and issuing 3.25 million shares of common stock with net proceeds of $101.3 million. Subsequent to the third quarter of 2002 we completed our refinancing , discussed below, which addresses our projected liquidity needs for the next five years.

Liquidity

Cash and cash equivalents at September 30, 2002 and December 31, 2001 were $37.3 million and $23.4 million, respectively.

Cash provided by operating activities was $76.5 million for the nine months ended September 30, 2002 compared to cash required by operating activities of $24.7 million for the first nine months of 2001. Historically, cash flow from operating activities has funded a substantial portion of FMC's cash requirements. However in the first nine months of 2002 and 2001 cash from operating activities has been reduced by the net cash impact of spending related to our restructuring and other charges (see "Restructuring and other charges" and Note 7 of our condensed consolidated financial statements. Included in our cash used in operations in 2002 is $49.7 million for spending, on restructuring activities, including $25.3 million for the shutdown of Pocatello (see Note 8 of our condensed consolidated financial statements). The future spending against restructuring reserves of $53.0 million at September 30, 2002 for the shutdown and remediation of Pocatello and other related activities is expected to continue through 2007 with progressively less spent in each of the future years. Accounts payable decreased by $115.4 million and $94.4 million in the first nine months of 2002 and 2001, respectively, reflecting the paydown of higher yearend 2001 and 2000 balances due to seasonal needs in our Agricultural Products segment. Also favorably affecting our 2002 cash provided by operating activities were improved collections of account receivable especially within Agricultural Products regions such as Asia and South America.

Cash required by discontinued operations for the nine months ended September 30, 2002 and 2001 was $23.8 million and $94.5 million, respectively. The majority of the spending for our discontinued operations is for environmental remediation on discontinued sites and post-employment benefits for former employees of discontinued businesses. The first nine months of 2001 also included an $80.0 million payment in the settlement of litigation related to our discontinued defense systems business.

Cash required by investing activities was $71.5 million for the nine months ended September 30, 2002 compared to $135.5 million for the nine months ended September 30, 2001. The majority of this spending related to capital additions to our property, plant and equipment to maintain operating standards and comply with environment, health and safety regulations. Also included in investing activities are Astaris LLC ("Astaris") keepwell (see
Note 17 of our condensed consolidated financial statements) payments of $27.8 million and $31.3 million for 2002 and 2001, respectively. Lower capital spending in 2002 compared to 2001 contributed to the decline in cash required by investing activities. Additionally, 2001 included $63.2 million for spending on environmental remediation assets at Pocatello. The fourth quarter 2001 decision to shutdown Pocatello enabled us to curtail this spending.

Cash provided by financing activities for the first nine months of 2002 of $30.3 million decreased by $252.1 million when compared to cash provided by financing activities of $282.4 million for the first nine months of 2001. Our 2001 financing activities included $385.4 million from the initial public offering ("IPO") of Technologies, net of contributions to Technologies to support their operating cash needs. The current year's activity reflects a $63.7 million paydown of our long-term debt, a $36.3 million decrease in our vendor financing in Brazil and a $14.0 million decrease in amounts received under our former accounts receivable securitization program. This includes payments of $10.4 million and $25.0 million in the first and second quarters of 2002, respectively, for scheduled maturities of long-term debt. We also made before-tax payments of $32.5 million to redeem all outstanding 6.75% exchangeable senior subordinated debentures (see Note 9 of our condensed consolidated financial statements). Financing sources from short-term borrowings were supplemented by proceeds of $101.3 million (net of issuance costs) from the issuance of 3.25 million shares of common stock in the second quarter of 2002. Proceeds from this offering were used to reduce outstanding borrowings under our former $240.0 million revolving credit facility which has subsequently been terminated.

Refinancing

On October 21, 2002, we completed our previously announced refinancing.

We issued $355.0 million aggregate principal amount of our 10.25% Senior Secured Notes due 2009 (the "Notes"). Simultaneously, we executed a new $500.0 million senior secured credit agreement (the "Credit Agreement"), which provides for a $250.0 million revolving credit facility and a $250.0 million term loan, and obtained a $40.0 million supplemental secured standby letter of credit facility (the "Supplemental Letter of Credit Facility" and together with the Credit Agreement, the "Credit Facilities"). The net proceeds from the sale of the Notes and the initial borrowings under the Credit Agreement were or will be used to:

..    Fund into a debt reserve account (the "Debt Reserve Account") an amount sufficient to repay $99.5 million aggregate principal amount of our 7.125% medium-term notes due November 2002 and $160.5 million aggregate principal amount of our 6.375% debentures due September 2003;

..    Repay all borrowings under and terminate our former revolving credit facility and accounts receivable securitization facility, which had outstanding amounts of approximately $106.0 million and $65.0 million, respectively at September 30, 2002;

..    Fund into a restricted cash account (the "Restricted Cash Collateral
     Account") $130.8 million to refinance and replace with cash collateral certain surety bonds and letters of credit currently supporting self-insurance programs, environmental obligations and future business commitments and cash collateralize letters of credit supporting approximately $44.0 million of outstanding variable rate industrial and pollution control revenue bonds; and

..    Pay fees and expenses of approximately $29.0 million, which included bank fees, printing and distribution costs, attorneys' fees, accountants' fees and other miscellaneous costs.

See Note 9 of our condensed consolidated financial statements for a summary of the terms for both the Notes and the new Credit Facilities.

Capital Resources

Below is a table that summarizes the effect of the completion of our refinancing on our condensed consolidated balance sheet as if the refinancing had been completed on September 30, 2002:

                                              As Reported      Pro Forma
                                             September 30,   September 30,
                                                 2002          2002 /(1)/
                                              (unaudited)     (unaudited)
                                             -------------   -------------

Cash and cash equivalents                      $  37.3         $    42.0
Restricted cash collateral account                                 130.8
Debt reserve account                                               260.0
                                                ------          --------
                                               $  37.3         $   432.8
                                                ======          ========
Balance sheet debt:
Existing revolving credit facility             $ 106.0
New revolving credit facility                                  $      --
New credit facility term loan                                      250.0
Foreign Debt                                      60.3              60.3
                                                ------          --------
Total bank debt                                  166.3             310.3
                                                ------          --------
7.125% medium term notes due November 2002        99.5              99.5
6.375% debentures due September 2003             160.5             160.5
New senior notes due September 2009                                355.0
Other existing indebtedness /2/                  464.9             464.9
                                                ------          --------
Total other debt                                 724.9           1,079.9
                                                ------          --------
Unamortized fees and discounts                    (1.3)            (30.3)
Bond discount                                                       (9.6)
                                                ------          --------
Total debt                                     $ 889.9         $ 1,350.3
                                                ======          ========

     /(1)/ A portion of the proceeds was used to terminate our accounts receivable securitization program. At September 30, 2002, the accounts receivable securitization was $65.0 million.

     /(2)/ Other indebtedness includes $45.5 million of 7.75% debentures due July 2011, $197.5 million Medium term notes due 2003-2008 and $221.9 million of Industrial revenue bonds due 2003-2032.

Prior to the completion of our refinancing, one of our sources of funds was through an accounts receivable securitization program. We sold receivables, without recourse, through our wholly owned bankruptcy-remote subsidiary, FMC Funding Corporation, which formerly sold the receivables to an unrelated finance company. The sold receivables and repurchase obligations related to the financing were not recorded on our consolidated balance sheets. A downgrade of our long-term debt rating by Moody's on June 13, 2002 reduced the funds available to us from this program. Funds from the accounts receivable financing totaled $65.0 million at September 30, 2002 and $79.0 million at December 31, 2001. Subsequent to September 30, 2002 we terminated our accounts receivable financing program with proceeds from our new financing.

At September 30, 2002, we had total debt of $889.9 million compared to debt of $923.5 million as of December 31, 2001.

We maintained a 364-day $240.0 million committed revolving credit facility that was scheduled to expire in December 2002. The total amount outstanding under this facility at September 30, 2002 was $106.0 million compared to $68.0 million at December 31, 2001. In January 2002, we obtained a supplemental $50.0 million committed credit facility to meet short-term seasonal financing needs. This credit facility had been amended to reduce availability to $25.0 million and to extend its maturity to October 31, 2002. As of September 30, 2002, we were in compliance with all financial covenants of our outstanding facilities. Subsequent to September 30, 2002 we repaid all amounts outstanding and terminated the $240 million revolving credit facility with the proceeds from our refinancing. We also terminated the supplemental credit facility, under which there were no outstanding borrowings during the quarter ended September 30, 2002 and when terminated.

Our future cash needs include operating cash requirements, restructuring and other charge spending, capital expenditures and an expected contingent payment, due at year-end 2003 related to our acquisition of Tg Soda Ash (see Note 17 to our condensed consolidated financial statements). We plan to meet these liquidity needs through cash generated from operations and borrowings under the new Credit Agreement.

Other commitments that could affect our liquidity include the following:

In connection with the spin-off of Technologies, we retained liability for various contingent obligations totaling $289.0 million at December 31, 2001. Contractual releases obtained by FMC have reduced this amount to approximately $88 million at September 30, 2002. We expect this amount to decline further in the fourth quarter of 2002. Contingent obligations include guarantees of the performance of Technologies under various customer contracts, reimbursements on behalf of Technologies under letters of credit, and guarantees of indebtedness of Technologies. We have a guaranty agreement from Technologies providing for reimbursement to us if we are ever called upon to satisfy these obligations. Because of our expectation that the underlying obligations will be met and the existence of the guarantee from Technologies, we believe it is unlikely that we would have to pay any of these contingent obligations. We expect these contingent liabilities to continue to be reduced, with the majority of the obligations expected to expire before the end of 2003.

We have provided an agreement to lenders of Astaris under which we have agreed to make equity contributions to Astaris sufficient to make up one half of any shortfall in Astaris' earnings below certain levels. Astaris' earnings did not meet the agreed levels for 2001 and we do not expect that such earnings will meet the levels agreed for 2002. We contributed $31.3 million to Astaris under this arrangement in 2001 and an additional $27.8 million through the first nine months of 2002. We expect our total 2002 contributions to be an amount similar to the 2001 payments, but our estimates of future contributions are subject to some uncertainty. The proportional amount of Astaris' indebtedness subject to this agreement from FMC was approximately $86 million at September 30, 2002. Subsequent to September 30, 2002, certain amendments to the agreement under which FMC makes equity contributions to Astaris that were necessary to complete FMC's new financing program (see Note 9 and 17 to the condensed consolidated financial statements) were obtained from Astaris' lenders.

In the ordinary course of business, we provide credit support to governmental agencies, insurance companies, and others for our environmental obligations, self-insurance programs and other future business commitments. At September 30, 2002, banks had provided letters of credit totaling $161.6 million and insurance companies had provided surety bonds totaling $69.4 million. Subsequent to September 30, 2002, as part of our refinancing, we funded $130.8 million into the Restricted Cash Collateral Account, described above, to provide for future cash collateralization of a portion of these obligations, (see "New Financing

Program").

At September 30, 2002 there was approximately $40 million principal amount outstanding of variable rate industrial and pollution control revenue bonds supported by approximately $44 million in bank letters of credit. Subsequent to September 30, 2002, as part of our new financing program, we obtained sufficient cash to collateralize these letters of credit.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers in Brazil for their seasonal borrowing. The customers' obligations to us are largely secured by liens on their crops. The total of these guarantees at September 30, 2002 decreased to $19.7 million from $56.0 million at December 31, 2001. We also provide guarantees to financial institutions on behalf of certain Agricultural Products customers in Brazil to support their importation of third-party agricultural products. These guarantees totaled $4.3 million and $10.0 million at September 30, 2002 and at December 31, 2001, respectively (see Note 17 to the condensed consolidated financial statements).

DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISKS

Our earnings, cash flows, and financial position are exposed to market risks relating to fluctuations in commodity prices and foreign currency exchange rates. It is our policy to minimize cash flow exposure to changes in currency and exchange rates through a controlled program of risk management that includes the use of derivative financial instruments. Also, we minimize the risk of credit losses by entering into derivative contracts with major financial institutions.

In the future, in connection with our recent financing we will also be exposed to fluctuations in interest rates as we swap our fixed rates for floating rates. Currently we are not engaged in any such swap contracts.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates and prices. The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market rates and prices chosen. The market value foreign currency risk is calculated by us, using a third-party software model which uses standard pricing models to determine the present value of the instruments based on market conditions (spot and forward exchange rates) as of the valuation date. The market value energy price risk is calculated by a third party.

Our derivative and other financial instruments consist of energy and foreign exchange forward contracts. The net market value of these financial instruments combined is referred to below as the net financial instrument position.

At September 30, 2002 and December 31, 2001, the net financial instrument position was a net asset of $1.6 million and net liability of $25.9 million. The increase in the net financial instrument position was due to favorable positions in our natural gas forward contracts due to increased energy prices as well as favorable foreign currency forward contracts against a strengthening euro.

Interest Rate Risk

We have primarily fixed-rate debt. A change in interest rates does not affect our fixed rate debt at September 30, 2002 and December 31, 2001 as there were no relevant outstanding financial instruments related to debt at September 30, 2002 and December 31, 2001. Our variable rate debt was not significant at September 30, 2002 and at December 31, 2001.

Commodity Price Risk

Energy costs are approximately 6% of our total revenues. The majority of our energy costs are from natural gas usage. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas. Below is a sensitivity analysis reflecting the effect of changing energy prices.

The sensitivity analysis assumes an instantaneous 10% change in natural gas prices from their levels at September 30, 2002 and December 31 2001 with all other variables (including interest rates) held constant. A 10% increase in New York Mercantile Exchange ("NYMX") prices would result in a decrease of $6.6 million and $5.2 million in the net liability position of the relevant financial instruments at September 30, 2002 and December 31, 2001, respectively. A 10% weakening of NYMX prices would result in an increase of $4.4 million and $7.5 million in the net liability position of the relevant financial instruments at September 30, 2002 and December 31, 2001, respectively.

Foreign Currency Exchange Rate Risk

The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the euro versus the Norwegian krone, the U.S. dollar versus the U.K. pound sterling, and the U.S. dollar versus the Brazilian real. Foreign currency debt and foreign exchange-forward contracts are used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows, along with foreign exchange option contracts. Thus, there is either an asset or cash flow exposure related to all the financial instruments in the sensitivity analysis below for which the impact of a movement in exchange rates would be in the opposite direction and materially equal (or more favorable in the case of purchased foreign exchange option contracts) to the impact on the instruments in the analysis. Below ia a sensitivity analysis reflecting the effect of changing foreign currency rates.

The sensitivity analysis assumes an instantaneous 10% change in the foreign currency exchange rates from their levels at September 30, 2002 and December 31 2001, with all other variables (including interest rates) held constant. A 10% strengthening of our functional currencies versus all other currencies would result in a increase of $3.5 million and a decrease of $7.5 million in the net asset position of the relevant financial instruments at September 30, 2002 and December 31, 2001, respectively. A 10% weakening of our functional currencies versus all other currencies would result in a decrease of $2.6 million and an increase of $8.0 million in the net asset position of the relevant financial instruments at September 30, 2002 and December 31, 2001.

Recently Adopted Accounting Pronouncements

On January 1, 2002 we adopted Statement of Financial Account Standards (" SFAS") No. 142, "Goodwill and Other Intangible Assets." With the adoption of SFAS No. 142, goodwill and other indefinite intangible assets ("intangibles") are no longer subject to amortization, rather they are subject to at least an annual assessment for impairment by applying a fair value based test. Prior to January 1, 2002 we amortized goodwill and identifiable intangible assets (such as trademarks) on a straight-line basis over their estimated useful lives not to exceed 40 years. In the second quarter we completed the transitional goodwill and indefinite life intangibles impairment tests required by SFAS No. 142. FMC recorded no impairments of our goodwill and indefinite life intangibles based on the fair value test conducted in the second quarter of 2002. We will continue our impairment tests on goodwill based on fair value each year, beginning in the fourth quarter of 2002, in accordance with the requirements of SFAS No. 142.

Goodwill amortization was $4.2 million, or $0.14 per diluted share in 2001. Goodwill amortization for the three and nine months ended September 30, 2001 was $1.1 million or $0.03 per diluted share and $3.2 million or $0.09 per diluted share, respectively. Goodwill amortization for the three and nine months ended September 30, 2002 would have been approximately $1.1 million and $3.2 million, respectively. Goodwill at September 30, 2002 and December 31, 2001 was $124.3 million and $113.5 million, respectively. The majority of our goodwill is attributed to an acquisition in the Specialty Chemicals segment. There are no other material indefinite life intangibles, other than goodwill, at September 30, 2002.

FMC's definite life intangibles totaled $7.1 million as of September 30, 2002. At September 30, 2002 these definite life intangibles are allocated among our business segments as follows: $3.2 million in Agricultural Products, $2.5 million in Specialty Chemicals and $1.4 million in Industrial Chemicals. All definite life intangible assets are amortizable and consist primarily of patents, industry licenses and other intangibles.

On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements of SFAS No. 121 related to the recognition of the impairment of long-lived assets to be held and used. There was no impact of adopting SFAS No. 144 in the first nine months of 2002.

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145 "Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 14, and Technical Corrections." The Statement rescinds or amends a number of existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In the second quarter of 2002, with the retirement of its Meridian Gold debentures, we elected to early adopt SFAS No. 145. We recorded a $3.1 million loss ($1.9 million after-tax) in the second quarter of 2002 related to the early retirement of these debentures in our total costs and expenses from operations in accordance with this statement.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses the accounting and reporting for costs of so-called exit activities (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. It is effective beginning in 2003 with the liability recognition criteria under the standard applied prospectively. We will adopt SFAS No. 146 when required and are currently evaluating the potential impact of adoption on our accounting policies regarding exit and disposal activities.

RESULTS OF OPERATIONS

General

All results discussed in this analysis address the continuing results of our chemical businesses. The results of Technologies, which was spun-off on December 31, 2001, have been reclassified to discontinued operations within our consolidated statement of income for the three and nine months ended September 30, 2001 and consolidated statement of cash flow for the nine months ended September 30, 2001. See Note 2 to our condensed consolidated financial statements for an overview of our reorganization and spin-off of Technologies.

Net income (loss) for the three and nine months ended September 30, 2002 were $28.2 million and $56.4 million, respectively, compared to earnings of $21.3 million and loss of $305.0 million for the three and nine months ended September 30, 2001. Income from continuing operations excluding special items for the three and nine months ended September 30, 2002 was $28.2 million and $65.2 million, or $0.79 and $1.92 per share, respectively, on a diluted basis. This is compared to $18.2 million and $75.5 million for the three and nine months ended September 30, 2001 or $0.57 per share and $2.35 per share. Special items include restructuring and other charges for 2002 and restructuring and other charges and asset impairments for 2001. Restructuring and other charges totaled $8.5 million in the prior year's third quarter. Restructuring and other charges for the nine months ended September 30, 2002 were $14.4 million compared to $184.5 million for the same period in 2001. Asset impairments for the nine months ended September 30, 2001 were $323.1 million. (See below and Notes 7 and 8 to our condensed consolidated financial statements for further discussion of these charges.)

RESULTS OF OPERATIONS - Quarter ended September 30, 2002 compared to quarter ended September 30, 2001

Revenue. Third quarter 2002 revenue was down slightly to $476.6 million as compared to $482.8 million in the prior year's third quarter. Lower third quarter revenue was due to decreased sales particularly in alkali and, at Foret, as a result of lower phosphate volumes and selling prices in the detergent market in our Industrial Chemicals segment. This was partially offset by stronger insecticide sales in our Agricultural Products business segment as well as a strong performance from our Specialty Chemicals segment. (See "Segment Results" for further details.)

Selling, general and administrative expenses of $55.7 million for the third quarter of 2002 were relatively flat compared to $55.8 million in the third quarter of 2001.

Research and development costs of $19.4 million in the third quarter of 2002 decreased by over 20% compared to third quarter 2001 costs of $25.0 million. Our refocusing within Agricultural Products to eliminate herbicide research resulted in reduced costs for 2002.

Income from continuing operations, before the cumulative effect of a change in accounting principle was $28.2 million in the third quarter of 2002 compared to a loss of $13.9 million in the third quarter of 2001. The majority of this increase is attributed to restructuring and other charges in 2001 compared to 2002 along with the favorable effect of savings in 2002 related to our restructuring activities. (See "Segment Results" for further detail.)

Restructuring and other charges totaled $8.5 million in the prior year's third quarter. These charges were largely for reorganization costs and restructuring activities including contract commitment costs, facility exit costs and severance.

Corporate expenses (excluding restructuring and other charges) were $8.6 million in the third quarter of 2002 compared to an allocated $9.0 million in the third quarter of 2001.

Interest expense, net for the third quarter of 2002 was $15.7 million compared to $14.4 million allocated in the prior year's quarter (See Note 2 to our condensed consolidated financial statements.) Interest expense was higher in the quarter primarily because the average daily debt levels were higher in the third quarter of 2002 compared to 2001. We expect interest expenses to be higher in 2003 due to higher interest rates from our recent refinancing.

Provision for income taxes was $10.1 million in the third quarter of 2002 compared to $1.6 million in the prior year resulting in effective tax rates of 26.4% and 10.3%, respectively. The higher effective rates in the quarter included a provision to adjust our tax rate due to lower profits from foreign operations in lower tax rate jurisdictions. The low 2001 rate results largely from the effect of restructuring charges.

Discontinued operations. We recorded income from discontinued operations of $7.4 million in the third quarter of 2001 related to our spun-off Technologies business.

Net income (loss). We recorded net income of $28.2 million for the third quarter of 2002 compared to $21.3 million in the third quarter of 2001. This increase reflects the impact of several special items discussed above under restructuring and other charges and asset impairments as well as improved sales mix in Agricultural Products and Specialty Chemicals.

Average shares outstanding used in the quarter's diluted earnings (loss) per common share calculations were 35.1 million in 2002 compared with 31.2 million in the prior year's quarter.

SEGMENT RESULTS - Quarter ended September 30, 2002 compared to quarter ended September 30, 2001

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed below, in Note 18 of our condensed consolidated financial statement filed in this 10-Q and Note 20 of our consolidated financial statements on Form 10-K for the year ended December 31, 2001.

Agricultural Products

Strong insecticide sales highlighted Agricultural Products' third quarter revenue increase of $12.2 million or 7.8% to $169.1 million from $156.9 million in third quarter of 2001. Higher insecticide sales were somewhat offset by a decline in herbicide sales. Higher insecticide sales resulted from new labels expansions, a demand shift from the second to the third quarter and higher pest infestation levels in the North American cotton, corn and household and professional pest control markets. Lower herbicide sales reflected a lower demand for carfentrazone in the cotton defoliation market due to adverse weather conditions in the southern U.S. Also contributing to the decline in herbicides were decreased sulfentrazone sales in Brazil as part of our ongoing strategy to refocus on higher value crops while de-emphasizing soybeans.

Earnings improved to $20.8 million, or 112.2% in the third quarter of 2002, more than twice the $9.8 million earned in the third quarter of 2001. Increased earnings on higher sales were also favorably impacted by lower costs. Selling, administrative and research expenses were reduced by approximately $5 million in the quarter reflecting our continuing efforts to reduce costs.

Specialty Chemicals

Specialty Chemicals' revenues increased to $123.1 million in the third quarter of 2002 up 6.9% from $115.2 million in the third quarter of 2001, reflecting higher sales in both BioPolymer and lithium products. In BioPolymer the increased sales reflected stronger microcystalline cellulose sales in health and convenience food and pharmaceutical markets and stronger carrageenan volumes in the food ingredients market. Somewhat reducing revenue growth were lower alginate sales in certain industrial markets. Lithium's sales increase was highlighted by stronger organolithium sales in pharmaceutical synthesis and Asian specialty polymers as well as increased demand in lithium battery markets.

Earnings for the quarter increased by 17.4% to $23.6 million from $20.1 million in the third quarter of 2001. Higher earnings can be attributed to an overall improvement in BioPolymer's performance, increased lithium sales and a reduction in lithium manufacturing costs. Additionally, the required change in accounting for goodwill amortization had a $1.0 million favorable impact on the quarter.

Industrial Chemicals

Industrial Chemicals' third quarter 2002 revenue was $184.0 million down 12.8% compared to $211.0 million in the third quarter of 2001. Most of the change was due to a sales decline in our alkali business. Among the factors contributing to alkali's third quarter results in 2002 were weaker soda ash volumes primarily resulting from caustic soda substitution, lower soda ash selling prices in the export market and a decline in downstream markets. At Foret, lower selling prices and volumes, especially in phosphates and peroxygens, were somewhat offset by a stronger euro in the third quarter. Peroxygens revenue was relatively flat in the third quarter of 2002 compared to the third quarter of 2001 with stronger hydrogen peroxide volumes offset by lower hydrogen peroxide selling prices and weaker specialty peroxygen sales into the printed circuit board market.

Overall, segment operating profit in the third quarter of 2002 remained relatively flat at $20.3 million compared to $20.4 million in the third quarter of 2001. Cost savings related to our 2002 restructuring activities, lower raw material costs at Foret and lower FMC consent decree spending at Pocatello, Astaris' former elemental phosphorus facility, offset the impact of lower segment sales and lower selling prices. At

Astaris, equity earnings were down slightly versus 2001 as lower average selling prices and a lower benefit from power resales were partially offset by strong fire safety sales and improved sourcing costs from its purified phosphoric acid ("PPA") plant.

RESULTS OF OPERATION - Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Revenue for the nine months ended September 30, 2002 decreased to $1,393.2 million, or 4.1 %, compared to $1,453.2 million in the prior year's period. Lower revenue in 2002 when compared with 2001 was principally attributable to low phosphate sales due to the loss of a major European detergent customer at Foret and lower alkali sales within our Industrial Chemicals segment. Also contributing to the decline were lower Agricultural Products revenues primarily due to our planned lower sulfentrazone sales. (See "Segment Results" for further details.)

Selling, general and administrative expenses were $171.2 million for the first nine months of 2002 compared to $181.4 million in first nine months of 2001. Lower expenses can be attributed to our strategy in the Agricultural Products segment to focus on key crops in the Americas.

Research and development costs of $60.4 million in the first nine months of 2002 decreased by 18.3% compared to 2001 costs of $73.9 million. Our refocusing within Agricultural Products to eliminate herbicide research resulted in reduced costs for 2002.

Income from continuing operations, before the cumulative effect of a change in accounting principle was $56.4 million for the nine months ended September 30, 2002 compared to a loss of $270.6 million for the nine months ended September 30, 2001. The majority of this increase can be attributed to higher restructuring and other charges and asset impairments in 2001 compared to 2002, somewhat offset by weaker sales in 2002. In addition, the lack of a $20 million profit protection payment from Dupont has been offset by continued savings in selling administrative and research costs throughout the Agricultural Products segment. (See "Segment Results" for further detail.)

Asset impairments totaled $323.1 million for the first nine months of 2001. In the second quarter of 2001 based upon a comprehensive review of our long-lived assets, we recorded asset impairment charges of $211.9 million related to our U.S.-based phosphorus business. The components of asset impairments related to this business, included a $171.0 million impairment of environmental assets built to comply with a Resource Conservation and Recovery Act, Consent Decree at the Pocatello, Idaho facility and a $36.5 million impairment charge for our investment in Astaris, our phosphorus joint venture with Solutia. (See Notes 4 and 13 to our 2001 consolidated financial statements). Driving these charges were a decline in market conditions, the loss of a potential site on which to develop an economically viable second PPA plant and our agreement to pay into a fund for the Shoshone-Bannock Tribes resulting from an agreement to support a proposal to amend the Consent Decree, which permitted the earlier closure of the largest remaining waste disposal pond at Pocatello. In addition, we recorded an impairment charge of $98.9 million related to our Specialty Chemicals segment's lithium operations in Argentina. We established this operation, which includes a lithium mine and processing facilities, approximately five years ago in a remote area of the Andes Mountains. The entry of a South American manufacturer into this business resulted in decreased revenues. In addition, market conditions continued to be unfavorable. As a result, our lithium assets in Argentina became impaired, as the total capital invested is not expected to be recovered. An additional $12.3 million of charges is related to the impairment of assets in our cyanide operations.

Restructuring and other charges totaled $14.4 million in the first nine months of compared to $184.5 million in the first nine months of the prior year.

Of these 2002 charges $2.4 million related to severance and other costs of idling our Agricultural Product's Baltimore sulfentrazone plant. In the Industrial Chemicals segment, the mothballing of the Granger caustic facility in Green River and other restructuring activities resulted in $5.6 million of severance and other costs. Corporate transition costs related to the spin-off of Technologies and other restructuring resulted in $3.3 million of charges. The remaining balance can be attributed to a $3.1 million premium payment for the redemption of our 6.75% of Senior Subordinate Debentures announced on May 3, 2002. (See Note 9 to our condensed consolidated financial statements and "Liquidity and Capital Resources" above.)

During the third quarter of 2001 we recorded $8.5 million of restructuring and other charges. These charges were largely for reorganization costs and restructuring activities related to the anticipated spin-off of Technologies, including contract commitment costs, facility exit costs and severance.

During the second quarter of 2001, we recorded $175.0 million in restructuring and other charges including $160.0 million related to our Industrial Chemicals segment's U.S.-based phosphorus business. The components included in restructuring and other charges related to the phosphorus business were as follows: a $68.7 million reserve for the further required Consent Decree spending at the Pocatello site; $42.7 million of financing obligations to the Astaris joint venture and other related costs; a $40.0 million reserve for payments to the Shoshone-Bannock Tribes; and $8.6 million of other related charges. In addition, restructuring charges for the quarter included $8.0 million related to our corporate reorganization. The remaining charges of $7.0 million were for the restructuring of two smaller chemical facilities.

The restructuring charges in the first quarter of 2001 related to corporate reorganization costs and several minor restructuring activities within the Industrial Chemicals segment.

In the fourth quarter of 2001 the we reached an agreement to shutdown operations at Pocatello. At this time approximately half of the $68.7 million Consent Decree reserve recorded in the second quarter of 2001 was spent in the second and third quarters of 2001. The shutdown of this facility eliminated the need for Consent Decree spending for continuing operations. The shutdown allowed us to reverse the remaining Consent Decree reserve of $34.5 million through restructuring and other charges. This amount was more than offset by our fourth quarter 2001 restructuring and other charges related to the shutdown of Pocatello.

Corporate expenses (excluding restructuring and other charges) were $27.9 million compared to an allocated $26.4 million in the same period for 2001. The majority of this increase reflects certain transition service costs associated with the spin-off of Technologies.

Interest expense, net for the 2002 period was $48.1 million compared to an allocated $44.2 million in the prior year's period. Higher average debt levels and higher borrowing costs due to the Moody's downgrade (See "Liquidity and Capital Resources") resulted in an increased interest expense in 2002 compared to 2001.

Provision for income taxes was $15.0 million for the nine months ended September 30, 2002 compared to a benefit of $138.0 million in the prior year's period resulting in effective tax rates of 21.0% and 33.8%, respectively. The 2002 and 2001 rates result largely from the effect of restructuring charges.

Discontinued operations. We recorded a loss from discontinued operations of $33.5 million in the first nine months of 2001 primarily related to the spin-off of Technologies. Included in this amount are losses of our spun-off Technologies business, including after-tax interest expense of $11.8 million, which was allocated to discontinued operations in accordance with Accounting Principles Board Statement No. 30 and later relevant accounting guidance.

Net Income (loss). We recorded net income of $56.4 million for the first nine months of 2002 compared to a net loss of $305.0 million for the first nine months of 2001. This variance reflects the affects of restructuring and other charges asset impairments in 2001.

Average shares outstanding used in the period's diluted earnings (loss) per common share calculations were 33.9 million in 2002 compared with 31.0 million in the prior year's period. Additional weighted average shares of 1.1 million, assuming conversion of stock awards, for the nine months ended September 30, 2001 were not included in the computation of diluted earnings per share as their effect would be antidilutive.

SEGMENT RESULTS - Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed below, in Note 17 of our consolidated financial statements filed in this 10-Q and Note 20 of our consolidated financial statements on Form 10-K for the year ended December 31, 2001.

Agricultural Products

Agricultural Products revenue for the nine months ended September 30, 2002 was $474.0 million, down 4.7%, as compared to $497.3 million for the nine months ended September 30, 2001. Lower herbicide sales were somewhat offset by higher insecticide sales in our newer chemistries. Herbicide sales decreased mainly due to a planned reduction in sulfentrazone sales as we shift our focus from soybeans to higher value crops. Insecticide sales increased due to new labels and higher pest infestation levels on cotton in North America despite channel inventory reductions and strong demand in our non-agricultural markets such as turf ornamental and household pests.

Earnings for the nine months ended September 30, 2002 were $50.8 million, down 21.8%, compared to $65.0 million for the nine months ended September 30, 2001. Lower sales and the absence of a $20.0 million profit protection payment from DuPont were partially offset by lower selling, administrative and research costs. Lower costs reflected our restructuring activities and overall efforts to reduce costs which have resulted in approximately $10 million in savings in 2002. We expect to achieve annual savings related to our restructuring activities of approximately $20 million.

We believe the Agricultural Products segment will show an improvement in the fourth quarter of 2002 versus the prior year due to continued cost savings and an improved sales mix from a continuing shift to new insecticides.

Specialty Chemicals

Specialty Chemicals' revenue for the nine months ended September 30, 2002 was $363.5 million, up 3.6% from $351.0 million in the prior year's period. Revenue reflected an increase in BioPolymer sales from strong pharmaceutical demand for microcrystalline cellulose and steady demand for carrageenan and microcrystalline cellulose in the food ingredients market, particularly in beverage products. Partially offsetting these increased revenues were lower alginate sales in industrial markets, an area where management will focus its efforts on improving profitability in the future. Stronger organolithium performance in the pharmaceutical synthesis and specialty polymer markets and stronger demand for chargeable and non-rechargeable batteries were partially offset by lower exports to Japan due to a weaker economy.

Earnings of $66.0 million for the nine months ended September 30, 2002 were 8.0% higher compared to $61.1 million for the nine months ended September 30, 2001. Higher earnings can be attributed to overall BioPolymer growth, a decrease in manufacturing costs in lithium due largely to the devaluation of the Argentine peso and a favorable $3.2 million impact for the required change in accounting for goodwill amortization related to BioPolymer. In BioPolymer, an unfavorable sales mix, and higher operating costs somewhat offset the benefits of the sales growth.

Although we expect continued strong growth in our specialty markets in the fourth quarter, a large one-time sale of high margin pharmaceutical product in our lithium business in the fourth quarter of 2001 is not expected to repeat this year.

Industrial Chemicals

Industrial Chemicals' revenue was $559.1 million through the first nine months of 2002, down 8.3%, compared to $609.9 million through the first nine months of 2001. Alkali sales decreased due to lower soda ash prices and volumes resulting from caustic soda substitution and weaker sales in downstream markets for sodium bicarbonate and caustic soda and the first quarter 2002 sale of our sodium cyanide business. Foret saw a decrease in revenue year-to-date compared to the same period in 2001 reflecting lower phosphate sales due in part to the loss of a major European customer and generally lower volumes and lower prices. Peroxygens revenue decreased due to generally lower selling prices and lower persulfate volumes offset by higher hydrogen peroxide volumes.

Earnings for the nine months ended September 30, 2002 were $55.6 million, up 4.9%, as compared to $53.0 million in the prior year's period. Higher earnings despite lower sales can be attributed primarily to lower operating costs related to environmental management spending at Pocatello. Also affecting earnings were continued cost savings from our 2002 restructuring efforts. Somewhat offsetting year-to-year earnings were lower selling prices and volumes throughout much of the segment.

We do not foresee any improvements in economic or competitive conditions in those markets served by our Industrial Chemicals segment until late in 2003, as a result, we expect our performance in the fourth quarter will reflect flat earnings due to a variety of on going cost savings efforts in our industrial chemicals business, including the announced plan to mothball capacity at the Spring Hill, West Virginia facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in "Derivative Financial Instruments and Market Risks," under ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report. The company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Based on this evaluation, the company's Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

     (b) Change in Internal Controls. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the companys's most recent evaluation, including any corrective actions with regard to significant deficiencies or material weakness.

                         INDEPENDENT ACCOUNTANTS' REPORT

A report by KPMG LLP, FMC's independent accountants, on the financial statements included in Form 10-Q for the three and nine months ended September 30, 2002 is included on page 39.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of September 30, 2002, and the related condensed consolidated statements of income and cash flows for the three and nine-month periods ended September 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

KPMG LLP

Philadelphia, Pennsylvania
November 14, 2002

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no material change in the company's significant legal proceedings from the information reported in Part I, Item 3 of the company's 2001 Annual Report on Form 10-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: See attached Index of Exhibits

(b) Reports on Form 8-K

During the period beginning July 1, 2002 and ending September 30, 2002, the registrant filed the following reports on Form 8-K or Form 8-K/A.

i. Filed September 20, 2002 - Item 5 and Item 7 Discussion of new financing plan and related information

                         INDEX OF EXHIBITS FILED WITH OR
                         INCORPORATED BY REFERENCE INTO
                          FORM 10-Q OF FMC CORPORATION
                              FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2002

Exhibit
No.       Exhibit Description
-------   --------------------
10.1 Succession Agreement, dated as of August 6, 2002, among FMC Corporation, BNY Midwest Trust Company as Trustee, and Wachovia Bank, National Association as Successor Trustee

10.2 Second Amendment to the Bridge Credit Agreement, dated as of August 30, 2002, among FMC Corporation, the Lenders party thereto and Citibank, N.A., and Administrative Agent

10.3 Agreement of Amendment, dated as of September 11, 2002, to the Receivables Purchase Agreement

10.4 Credit Agreement, dated as of October 21, 2002, among FMC Corporation, Citicorp USA, Inc., as Administrative Agent, ABN AMRO N.V. as Documentation Agent, Bank of America N.A. and Wachovia Bank, National Association as Co-Syndication Agents and Salomon Smith Barney Inc., Banc of America Securities LLC and Wachovia Securities Inc. as Co-Lead arrangers and Co-Bank Managers

10.5 Pledge and Security Agreement, dated as of October 21, 2002, by FMC Corporation in favor of Citicorp USA, Inc., as Bank Administrative Agent

10.6 Shared Collateral Pledge and Security Agreement, dated as of October 21, 2002, by FMC Corporation in favor of Citibank N.A., as Collateral Trustee

10.7 Collateral Trust Agreement, dated as of October 21, 2002, among FMC Corporation Citicorp USA, Inc., as the Bank Administrative Agent, Wachovia Bank, National Association, as Indenture Trustee, and Citibank, N.A. as Collateral Trustee

10.8 Purchase Agreement dated October 9, 2002 between FMC Corporation and the Initial Purchases relating to $355,000,000 10.25% Senior Secured Notes due 2009

10.9 Registration Rights Agreement, dated October 21, 2002 of FMC Corporation and the Initial Purchasers relating to 10.25% Senior Secured Notes due 2009

10.10 Indenture, dated as of October 21, 2002, among FMC Corporation, the Subsidiary Guarantors and Wachovia Bank, National Association, as Trustee

11        Statement regarding Computation of Per Share Earnings

12        Statement regarding Computation of Ratios of Earnings to Fixed Charges

15        Management Awareness Letter of KPMG LLP

99.1      CEO Certification of Periodic Report (906)

99.2      CFO Certification of Periodic Report (906)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, as a duly authorized officer of the Registrant and as its chief financial officer.

                                              FMC CORPORATION
                                               (Registrant)


                                              By: /s/ W. KIM FOSTER
                                                  -----------------------------
                                                  W. Kim Foster
                                                  Senior Vice President and
                                                  Chief Financial Officer

Date: November 14, 2002

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, William G. Walter, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FMC Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                   /s/ William G. Walter
                                                   -----------------------------
                                                   William G. Walter
                                                   President and Chief Executive
                                                   Officer

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, W. Kim Foster, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FMC Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                       /s/ W. Kim Foster
                                                       -------------------------
                                                       W. Kim Foster
                                                       Senior Vice President and
                                                       Chief Financial Officer