Form 10-K
period 2002-12-31
FMC CORP
filed 2003-03-11
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES  EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-2376

FMC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-0479804 (I.R.S. Employer Identification No.)

1735 Market Street Philadelphia, Pennsylvania (Address of principal executive offices)	19103 (Zip Code)

Registrant’s telephone number, including area code: 215/299-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT.)    YES ☒    NO ☐

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2002, THE END OF THE REGISTRANT’S SECOND FISCAL QUARTER, WAS $1,024,289,693. THE NUMBER OF NON-AFFILIATE SHARES OF THE REGISTRANT’S COMMON STOCK, $0.10 PAR VALUE, OUTSTANDING AS OF THAT DATE WAS 33,950,603. THE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES EXCLUDES THE VALUE OF THOSE SHARES HELD BY EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2003 Annual Meeting of Stockholders	Part III

PART I

FMC Corporation was incorporated in 1928 under Delaware law and has its principal executive offices at 1735 Market Street, Philadelphia, Pennsylvania 19103. As used in this report, except where otherwise stated or indicated by the context, “FMC,” “we,” “our company,” “the company” or “the Registrant” means FMC Corporation and its consolidated subsidiaries and their predecessors.

ITEM 1.    BUSINESS

General

We are a diversified, global chemical company providing innovative solutions, applications and market-leading products to a wide variety of end markets. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Agricultural Products’ principal focus is on insecticides, which are used to enhance crop yield and quality by controlling a wide spectrum of pests, and on herbicides, which are used to reduce the need for manual or mechanical weeding by inhibiting or preventing weed growth. Specialty Chemicals consists of our biopolymers and lithium businesses and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding and disintegrant use and lithium specialties for pharmaceutical synthesis and energy storage. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens and phosphorus chemicals.

The following table shows the principal products produced by our three business segments and their raw materials and uses:

Segment	Product	Raw Materials	Uses
Agricultural Products	Insecticides	Synthetic chemical intermediates	Protection of corn, cotton, rice, cereals, fruits, vegetables from insects
	Herbicides	Synthetic chemical intermediates	Protection of corn, cotton, cereals, fruits, vegetables from weed growth

Specialty Chemicals	Microcrystalline Cellulose	Specialty pulp	Drug tablet binder and disintegrant, food ingredient
	Carrageenan	Refined seaweed	Food ingredient for thickening and stabilizing
	Alginates	Refined seaweed	Food ingredients, pharmaceutical excipient, wound care, and industrial uses
	Lithium	Mined lithium	Pharmaceutical, batteries, polymers

Industrial Chemicals	Soda Ash	Mined trona ore	Glass, chemicals, detergents
	Peroxygens	Hydrogen	Pulp, paper, textiles, electronics
	Phosphorus chemicals	Mined phosphate rock	Food, cleaning compounds, detergents, agriculture

We have operations in many areas around the world. North America represents our single largest geographic market, generating approximately 48 percent of revenue in 2002, with our second largest market, Europe, the Middle East and Africa representing 25 percent and Latin America, our third largest, representing 15 percent of 2002 revenue. With a worldwide manufacturing and distribution infrastructure, we are able to respond rapidly to global customer needs, offset downward economic trends in one region with positive trends in another and better match revenues to local costs in order to mitigate the impact of currency volatility. The charts below detail our sales and long-term assets by major geographic region.

Effective December 31, 2001, we completed our plan to split into two companies. FMC has retained the three chemical segments. A separate company, FMC Technologies, Inc. (“Technologies”), operates the businesses that comprised the former Energy Systems and Food and Transportation Systems segments. Our plan of separation was first announced on October 31, 2000. On May 31, 2001, we contributed the two non-chemical business segments to Technologies, which at the time was a wholly-owned subsidiary of FMC. We completed an initial public offering of approximately 17 percent of Technologies’ stock in June 2001 and completed the separation on December 31, 2001 by distributing all remaining shares of Technologies owned by FMC as a tax-free dividend to stockholders.

Our Strategy

Our strategy is balanced between driving growth and innovation within our Specialty Chemicals and Agricultural Products segments and maintaining market shares through low-cost positions in our Industrial Chemicals segment. Our financial focus is on maximizing cash flow and reducing debt, principally through continuing to reduce our costs and prudently managing capital expenditures and working capital.

We have a strategic objective toward concentrating our focus on areas with the greatest growth potential. In that regard, we are exploring opportunities for divestitures and acquisitions.

Develop new technologies and products.    We have refocused our Agricultural Products segment on the development and marketing of new insecticides and new applications for our existing products, including expanding the range of approved applications for our proprietary insecticides and herbicides (also known as “label expansions”). We are also developing strategic alliances in Agricultural Products to accelerate market penetration in certain geographic regions and to access and develop new technologies. In this regard, we have obtained exclusive rights from Ishihara Songyo Kaisha, Ltd. (“ISK”) a leading Japanese crop protection company to develop and market industry-leading research that applies knowledge of gene functions to identify biological targets and to distribute new insecticides. Additionally, we are accelerating discovery of new insecticides through our so-called “genomics-based” research and related screening program. In our Specialty Chemicals segment, we continue to enhance our product portfolio and grow market share through strategic alliances with large pharmaceutical and food customers to develop innovative drugs and new food products. We have shifted our lithium product mix from commodity lithium applications to higher margin end-uses, such as pharmaceuticals and lithium ion battery products.

Manage Industrial Chemicals for cash.    We intend to maintain our market positions and low-cost structure by continually developing improved mining and manufacturing processes and prudently managing our asset base. For example, in soda ash, we continually strive to optimize our proprietary and low-cost solution mining and longwall mining techniques, thereby reducing our production costs which we believe are already among the lowest in the industry. Our phosphorus chemicals joint venture with Solutia, Inc. (“Solutia”), Astaris LLC (“Astaris”), recently shifted from an elemental phosphorus manufacturing process to a lower cost process based on purified phosphoric acid (“PPA”). Also, we are focusing our marketing and technical resources within high-value niche applications in the food processing, environmental and electronics markets.

Continue to reduce costs.    We aggressively seek ways to continue to reduce costs in each of our business segments. We have achieved our 2002 goal of reducing our cost structure and will continue to review all of our businesses for additional cost saving opportunities.

Reduce debt and re-establish an investment-grade rating.    We are committed to the goal of re-establishing our investment-grade rating through debt reduction and the execution of our business strategies.

Financial Information About Our Business Segments

See Note 18 to our consolidated financial statements included in this Form 10-K. Also see below for selected financial information related to our segments.

Agricultural Products

Financial Information (In Millions)

Overview

Our Agricultural Products segment, which represents approximately 33 percent of our consolidated revenues, manufactures and sells a portfolio of crop protection, structural pest control, and turf and ornamental products around the globe. Our product development efforts focus on developing more environmentally compatible solutions that can cost-effectively increase farmers’ yields and provide more cost-effective alternatives to older chemistries to which insects may have developed resistance. We believe that our genomics-based discovery strategy will identify novel new insecticides that enable farmers to enhance their crop yields.

Products and Markets

Agricultural Products provides a wide range of proprietary, branded products—based on both patented and off-patent technologies—for worldwide markets. Product branding is a prevalent industry practice used to help maintain and grow market share by promoting consumer recognition and the reputation of the product and the supplier. While our position is particularly strong in North America, we derived more than half of Agricultural Products’ revenue from outside North America in 2002.

In contrast to most other major crop protection companies, insecticides dominate our Agricultural Products segment, particularly pyrethroid and carbamate chemistries in which we maintain leading global positions, based on revenues. Pyrethroids are a major class of insecticides whose low spread rates are unique compared to other classes of insecticides. They are most effective against worm pests. Carbamates are a broad spectrum of insecticides used to control a wide variety of pests in both soil and foliage. We also maintain niche positions in the herbicide market. We differentiate ourselves through a highly-focused strategy in selected crops and regions and leverage our proprietary chemistries and pest-specific R&D to develop and market new insecticides and new applications of our existing products. The following table summarizes the principal product chemistries in Agricultural Products and the principal uses of each chemistry:

			Cotton	Corn	Rice	Cereals	Fruits, Vegetables	Soybeans	Sugar Cane	Tobacco	Prof. Pest Control, Home & Garden

Insecticides	Pyrethroids	permethrin		X			X	X			X

		cypermethrin		X		X	X	X			X

		bifenthrin	X	X			X	X			X

		alpha-cypermethrin					X	X

		zeta-cypermethrin	X	X	X	X	X	X	X		X

	Carbamates	carbofuran	X	X	X	X	X	X	X	X

		carbosulfan	X		X

	Other	cadusafos					X			X

		sulfuramid									X

Herbicides		carfentrazone	X	X	X	X	X	X			X

		clomazone	X		X		X	X	X	X

		sulfentrazone					X	X	X	X

Recently, we entered into several agreements with ISK, under which we will work together to market and distribute existing and new insecticide chemistries in various markets. With the ISK alliance, we have expanded our distribution capabilities in Japan and in Europe by jointly investing with ISK in the Belgian-based pesticide distribution company, Belchim Benelux N.V. Through these alliances and our own targeted marketing efforts, we expect to continue to enhance our access to markets and develop new products that will help us continue to compete effectively.

Research and Development

We plan to grow by obtaining new and approved uses for existing product lines as well as complementary chemistries from other pesticide companies. We have recently obtained new labels for zeta-cypermethrin for use on corn, rice, alfalfa, sugar cane and leafy vegetable crops. Meanwhile, our carfentrazone herbicide has been approved for cotton defoliation in North America. In addition, we continue to develop new applications for sulfentrazone and clomazone herbicides.

In the next few years, we expect to launch on an exclusive basis, in the Americas, a novel sucking pest insecticide discovered by ISK. The EPA has prioritized this patented new chemistry for registration in certain applications as an organophosphate alternative. The EPA is encouraging the development of alternative products for organophosphates, currently the number one class of insecticides in terms of worldwide demand.

We are among the first agrochemicals companies to pursue a predominantly genomics-based approach in our long-term discovery efforts to identify compounds with a specific biological function on agricultural pests. We believe this approach, which is used extensively in the pharmaceutical industry, will enable a more rapid and cost-effective way to discover new insecticide chemistries that target unique mechanisms of action in economically important insects.

Industry Overview

The three principal categories of agricultural chemicals are herbicides, representing approximately half of global industry revenue, insecticides, representing approximately a quarter of global industry revenue, and fungicides representing the remaining portion of global industry revenue. We do not participate in the fungicide category.

Insecticides are used to control a wide range of insects, including chewing pests (such as caterpillars) and sucking pests (such as aphids). Insecticides are applied as sprays, dusts or granules and are used on a wide variety of crops such as fruits, vegetables, cotton, soybean, corn and cereal crops. There are several major classes of insecticide chemistries, including organophosphates, carbamates and pyrethroids.

Herbicides prevent or inhibit weed growth, thereby reducing or eliminating the need for manual or mechanical weeding. Herbicides can be selective (killing only specific unwanted foliage) or non-selective (killing all foliage), and are also segmented by their time of application: pre-planting, pre-emergent and post-emergent.

The agrochemicals industry has recently undergone significant consolidation. Based on sales and giving effect to recent acquisitions, the top crop protection companies, Syngenta AG, Bayer AG, Monsanto Company, BASF AG, The Dow Chemical Company and E. I. du Pont de Nemours and Company (“DuPont”), currently represent more than three quarters of global sales, while in 1995, the top six companies represented approximately half of global sales. Four of the these companies, Syngenta, Bayer, BASF and Dow, have all made significant acquisitions of other crop protection companies over the past few years. A significant driver for this consolidation has been the advent of biotechnology and the resulting escalation of research and development costs, particularly in herbicides employed in row crops.

The next tier agrochemical producers, including Makhteshim-Agan Industries Ltd., Sumitomo Chemical Company Limited, FMC and Nufarm Limited, generally employ strategies focusing on niche crops and markets

(i.e., fruits, vegetables, household plants, turf and ornamental markets and/or generic products). Additionally, there is an emerging trend among these producers to partner with one another to gain economies of scale more comparable to larger competitors.

Specialty Chemicals

Financial Information (In Millions)

Overview

Our Specialty Chemicals segment, which represents 26 percent of our consolidated revenues, is focused on high-performance food ingredients, pharmaceutical excipients and intermediates, and lithium specialty products that enjoy solid customer bases and consistent, growing demand. The majority of Specialty Chemicals revenues are to customers in non-cyclical end markets. We believe that our future growth in this segment will continue to be based on the performance capabilities of these products and our research and development capabilities, as well as on the alliances and close working relationships developed with key global customers.

Products and Markets

BioPolymer

BioPolymer is a supplier of microcrystalline cellulose, carrageenan and alginates—ingredients that have high value-added applications in the production of food, pharmaceutical and other specialty consumer and industrial products. Microcrystalline cellulose, processed from specialty grades of wood pulp, provides binding and disintegrant properties for tablets and capsules and has unique functionality that improves the texture and stability of many food products. Carrageenan and alginates, both processed from seaweed, are used in a wide variety of food, pharmaceutical and specialty areas.

BioPolymer is organized around three major markets—food, pharmaceutical and specialty ingredients—and is a key supplier to many companies in these markets. Many of BioPolymer’s customers have come to rely on FMC for the majority of their supply requirements for these product lines. We believe that such reliance is based on our innovative solutions and operational quality. The following chart summarizes the major markets for BioPolymer’s products and our chemistries in each market:

		Microcrystalline cellulose	Carrageenan	Alginates	Other

Food	Beverage	X	X	X

	Convenience foods	X	X	X	X

	Meat and poultry		X

Pharmaceutical	Tablet binding and coating	X			X

	Anti-reflux			X

	Liquid suspension	X	X

	Biomedical			X

Specialty	Personal care		X	X

	Pet food		X	X

	Household and other	X	X	X	X

Lithium

Lithium is a vertically-integrated, technology-based business, based on both inorganic and organic lithium chemistries. While lithium is sold into a variety of end-markets, we have focused our efforts on selected growth niches such as fine chemicals for pharmaceutical synthesis, specialty polymers and energy storage.

The electrochemical properties of lithium make it an ideal material for portable energy storage in high performance applications, including heart pacemakers, cell phones, camcorders, personal computers and next-generation technologies that combine cellular and wireless capabilities into a single device. Lithium is also being developed as the enabling element in advanced batteries for use in hybrid electric vehicles.

Organolithium products are sold to fine chemical and pharmaceutical customers who use lithium’s unique chemical properties to synthesize high value-added products. Organolithiums are also highly valued in the specialty polymer markets as polymer initiators in the production of synthetic rubbers and elastomers. Based on our proprietary technology, the lithium business is developing new, highly specialized polymers for a variety of end uses, such as rocket fuels, industrial applications and automotive coatings.

The following chart summarizes the major markets for various lithium products:

	Primary Inorganics	Specialty Inorganics	Lithium Metal/Cathodic Materials	Organometallics	Intermediates

Fine Chemicals Pharmaceuticals, agricultural products	X		X	X	X

Polymers Elastomers, rocket fuels, synthetic rubbers, industrial coatings			X	X	X

Energy Storage Non-rechargeable batteries, lithium ion batteries (rechargeable)	X	X	X

Other Glass & ceramics, construction, greases & lubricants, air treatment, pool water treatment	X	X

Industry Overview

Food Ingredients

Our BioPolymers business serves the texture, structure and physical stability ingredients (“TSPS”) market. TSPS imparts physical properties to thicken and stabilize foods. There is a wide range of ingredients used for TSPS and a wide range of food groups served, including bakery, meats, dairy and convenience products. The industry is dispersed geographically, with the majority of the sales in Europe, North America and Asia.

The industry has experienced steady revenue growth over the last five years. Trends driving growth include increasing consumer interest in healthier foods, greater convenience and growth in per capita consumption of processed foods in emerging markets. The trend toward health and convenience drive the need for more functional ingredients to impart desired food tastes and textures. Carrageenan and microcrystalline cellulose (“MCC”), which address this need, are growing faster than the overall TSPS market. The global customer base for TSPS is relatively fragmented and includes large and small food processors. Consolidation among these customers has been a significant trend. Over the past several years, large companies have merged with other large market participants (notably, Slimfast Foods Company/Bestfoods/Unilever PLC, Nabisco Group Holdings Corp./Kraft Foods Inc., The Pillsbury Company/General Mills, Inc., Suiza Foods Corporation/Dean Foods Company) and have grown at twice the rate of smaller firms. In light of these conditions, TSPS ingredient suppliers such as FMC have focused on establishing strategic alliances with market leaders with the goal of reducing costs, leveraging technology and expanding product offerings with key accounts.

Within the entire food ingredients market, there are a relatively large number of suppliers, due principally to the broad spectrum of chemistries employed. Segment leadership, global position and investment in technology are key factors to sustaining profitability. In addition, larger suppliers may often provide a broader product line and a range of services including functional systems or blends. The top suppliers of TSPS ingredients include Danisco A/S, DuPont, CP Kelco ApS, Imperial Chemical Industries PLC, Cargill Incorporated, Sobel N.V., DGF Stoess AG, FMC, Degussa AG, and Tate & Lyle PLC.

Pharmaceutical Chemicals

Our BioPolymers business sells into the formulation chemicals segment of the pharmaceutical market. The major end markets for formulation chemicals include coatings and colors, fillers, binders, sweeteners and flavors, disintegrants and others.

Competitors tend to be grouped by chemistry. Our principal MCC competitors in pharmaceuticals include J. Rettenmaier & Sôhne GmbH, Ming Tai Chemical Co., Ltd., Asahi Kasei Corporation and Blanver Farmoquimica Ltda. While pricing pressures from low cost producers is a common competitive dynamic, companies like FMC offset that pressure by providing the most reliable and broadest range of products and services. Customers of excipients are pharmaceutical firms who depend upon reliable therapeutic performance of their drug products.

We also supply alginates into food and health care markets. Highly refined extracts from selected seaweeds provide a broad range of alginate functionality, including uses in anti-reflux disorders, dental impressions, control release of drugs and wound dressings as well as food texture management.

Lithium Specialties

Lithium is a highly versatile metal with diverse end-use markets including glass/ceramics, aluminum production, pharmaceuticals, polymers and both rechargeable and disposable batteries.

We market a wide variety of lithium-based products ranging from upstream, commodity lithium carbonate to highly specialized downstream products such as organolithium compounds and cathodic materials for batteries. In recent years, lithium carbonate has experienced a significant price decline due largely to industry oversupply.

New entry into the specialty lithium markets is difficult due to the level of proprietary process and product technology involved. Three major companies (FMC, Chemetall SA and Sociedad Quimica y Minera de Chile S.A.) produce lithium carbonate. The markets for specialty lithium products tend to be concentrated in more developed regions, including North America, Europe and Asia.

Industrial Chemicals

Financial Information (In millions)

Overview

Our Industrial Chemicals segment, which represents 41 percent of our consolidated revenues, has low-cost positions in high-volume inorganic chemicals including soda ash, phosphorus chemicals and hydrogen peroxide, complemented by high-value niche positions in specialty alkali, phosphorus and peroxygen products.

Products and Markets

Industrial Chemicals serves a diverse group of markets, from economically sensitive industrial sectors to technology-intensive specialty markets. We process and sell refined inorganic products that are sought by customers for their critical reactivity or specific functionality. In addition, we produce, purify and market higher-value downstream derivatives into specialized and customer-specific applications. These applications include dialysis, rocket propulsion, animal nutrition, biocides, semiconductors and baking.

Alkali

Our alkali chemical division produces natural soda ash. Soda ash is used by manufacturers in the glass, chemical processing and detergent industries. To a lesser degree, we also produce sodium bicarbonate, caustic soda and sodium sesquicarbonate. Our products are manufactured and sold through FMC Wyoming Corporation, which we manage as an integral part of our alkali business in which we own shares representing an 87.5 percent economic interest, with the remaining shares held by two Japanese companies.

We mine and produce natural soda ash using proprietary, low-cost mining technologies, such as long-wall and solution mining, which, we believe, gives FMC the lowest cost versus other suppliers. Our two production sites in Green River, Wyoming have the capacity to produce approximately 4.9 million tons of soda ash annually, though the business over the last several years has mothballed 1.3 million tons of capacity to improve cost structure and to respond to market conditions.

Peroxygens

We produce hydrogen peroxide worldwide, with production facilities in the United States, Canada and Mexico, through Foret, in Spain and the Netherlands, and through a joint venture company, in Thailand. We sell hydrogen peroxide into the pulp and paper industry, and to a lesser extent, in the electronics, chemical processing, food and textiles industries. We believe we are a leading North American producer of hydrogen peroxide due in part to our broad product line, geographically-advantaged plant locations, and our state-of-the-art processing technology. Hydrogen peroxide represents three quarters of our peroxygens sales.

Our specialty peroxygens business supplies persulfate products primarily to polymer and printed circuit board markets and peracetic acid predominately to the food industry for biocidal applications. Typically, we compete as a specialty player where we believe that we are differentiated by our strong technical expertise, unique process technology and geographic location.

Foret

Our European subsidiary, Foret, headquartered in Barcelona, Spain, is a leader in providing chemical products to the detergent, paper, textile, tanning and chemical industries. Foret is a large and diverse operation with seven manufacturing locations in Europe. Foret has positions in phosphates, hydrogen peroxides, perborates, sulfur derivatives, silicates and zeolites. Foret’s sales efforts are focused in Southern Europe, Africa and the Middle East.

Astaris

Astaris, our 50 percent-owned unconsolidated joint venture with Solutia is one of two large diversified phosphorus chemical suppliers in the western hemisphere. Astaris was formed as a separate company in 2000 with headquarters in St. Louis, Missouri. Astaris’s products are used in chemical processing, baking, food processing, detergent applications and fire suppressants.

Astaris is shifting its manufacturing process to take advantage of lower-cost sourcing of phosphorus. We believe that the move from a manufacturing strategy based on elemental phosphorus to one based on purified phosphoric acid (“PPA”) feedstock will eliminate the high environmental compliance and energy costs that adversely affected our Pocatello elemental phosphorus facility and unfavorably impacted our earnings in recent years.

Industry Overview

We primarily participate in three markets: soda ash, peroxygens and phosphorus chemicals. These products are generally inorganic-based, produced from minerals or air, and are generally commodities, which, in many cases, have few cost effective substitutes. Growth is typically a function of GDP or the rate of industrialization in key export markets. Pricing tends to reflect short-term supply and demand as producers add or reduce capacity and demand changes.

Soda Ash

Soda ash is a highly alkaline inorganic chemical essential in the production of glass, and widely used in the production of chemicals, soaps and detergents and many other products. Natural soda ash is generally produced from trona, a natural form of sodium sesquicarbonate, through mining and chemical processing. Soda ash may also be produced synthetically using the process developed in the 19th century by Ernest Solvay, which uses salt, ammonia, carbon dioxide and limestone as raw materials. The Solvay process requires a significant amount of heat energy and produces large quantities of waste by-products, making it much less cost-effective than natural soda ash production.

Because of the processing cost advantages of trona and the large natural reserves of trona in the U.S., particularly in Green River, Wyoming, all U.S. soda ash production is natural. By contrast, due to a lack of trona, a large percentage of the soda ash that is manufactured in the rest of the world is produced synthetically. Other U.S. producers are OCI Chemical Corporation, Solvay S.A., The General Chemical Group Inc., IMC Global Inc. and American Soda, LLP.

Approximately 30 percent to 35 percent of U.S. natural soda ash production is exported through the American Natural Soda Ash Association (“ANSAC”). ANSAC is the foreign sales association of all U.S. producers of soda ash, and was established in 1983 under the Webb-Pomerene Act and subsequent legislation. Since its creation, ANSAC has been successful in coordinating soda ash exports, exploiting the natural cost benefits of U.S.-produced natural soda ash and leveraging its large scale of operations to the benefit of its member companies. U.S. exports of soda ash have risen significantly over the last twenty years.

Peroxygens

Hydrogen peroxide is typically sold in aqueous solutions for use as a bleach or oxidizer. As such, it often competes with other chemicals capable of performing similar functions. Some of our specialty peroxygen derivatives (e.g., perborates) also function as bleaching or oxidizing agents. Environmental regulations, regional cost differences (often due to transportation costs) and technical differences in product performance enter into the decision to use hydrogen peroxide or one of its derivatives rather than another product. Since these considerations vary by region, the consumption patterns vary in different parts of the world. Hydrogen peroxide is sold in aqueous solutions, usually 35 percent, 50 percent or 70 percent by weight.

The U.S. pulp and paper industry represents approximately 65 percent of domestic demand for hydrogen peroxide. In this market, hydrogen peroxide is used as an environmentally friendly bleaching agent to brighten chemical, mechanical and recycled pulps, as well as treat a wide range of mill pollutants in the waste stream. During the 1990s the hydrogen peroxide market became increasingly cyclical dependent on the pulp industry, which has recently experienced a general slowdown. In addition, demand growth for hydrogen peroxide has slowed as the conversion from elemental chlorine by the U.S. pulp industry is largely complete. These trends have had a negative effect on pricing. The other North American hydrogen peroxide producers are Akzo Nobel, N.V., ATOFINA Chemicals, Inc., Degussa AG, Kemira Oyj and Solvay.

Phosphorus Chemicals

Phosphorus chemicals are used in many industrial applications in a wide array of chemical compounds. Overall growth in demand for phosphorus chemicals tends to correlate with GDP. Phosphoric acid and phosphate salts (e.g., sodium phosphates, calcium phosphates, potassium phosphates) are sold into many markets including food, beverage, water treatment, automotive, metal cleaning, detergents, specialty agricultural and fire suppressants.

The basic feed for making phosphorus chemicals is now produced using two processes. Most industrial applications use the cost-effective process which involves making PPA by the purification of fertilizer-grade phosphoric acid. Thermal phosphoric acid, long the industry standard, is produced from elemental phosphorus but is far more costly due to energy and environmental compliance costs, and is now used mainly in limited applications. While Astaris ceased the production of elemental phosphorus in 2001, it is still produced by Monsanto in the United States, Thermphos in the Netherlands, and in several other countries, principally China.

Worldwide demand for phosphorus chemicals declined in the early 1990s as detergents containing phosphates for home-laundry use were banned in North America and parts of Europe. Though not projected to occur in 2003, over the next few years, industrial demand for phosphorus chemicals is expected to improve, driven by growing demand in the detergents and food and beverage industries in newly industrializing nations, and by the growth of food and beverage applications in the United States and Europe.

Beginning in the 1990s, reduced demand, the shift in growth toward developing regions, and the advent of new technology resulted in a significant restructuring of the phosphorus chemicals industry as producers consolidated or exited the business.

In North America, we participate in the industrial phosphate business through our Astaris joint venture. In Europe, we participate in this business through Foret. Both Astaris and Foret use the PPA process. Major competitors include Rhodia, S.A., Potash Corporation of Saskachewan, Inc., Prayon Rupel, S.A., and Rotem Amfer & Negev Ltd.

Source and Availability of Raw Materials

Our raw material requirements vary by business segment and include mineral-related natural resources (trona ore, lithium brines and phosphate rock), processed chemicals, seaweed, specialty wood pulp and energy sources such as oil, gas, coal and electricity. Raw materials represented approximately 30 percent of our 2002 cost of sales and services, and no one raw material represented more than 7 percent of our total raw material purchases.

Ores used in Industrial Chemicals manufacturing processes, such as trona, are extracted from mines in the U.S. on property held by FMC under long-term leases subject to periodic adjustment of royalty rates. Raw materials used by Specialty Chemicals include lithium carbonate, which is currently obtained from a South American manufacturer under a long-term sourcing agreement, various types of seaweed that are sourced on a global basis and wood pulp, which is purchased from several North American producers. Raw materials used by Agricultural Products, primarily processed chemicals, are obtained from a variety of suppliers worldwide.

Patents

FMC owns a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to its business. We do not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on the overall business of FMC. The duration of our patents depends on their respective jurisdictions. Their expiration dates range through 2020.

Seasonality

The seasonal nature of the crop protection market and the geographic spread of the Agricultural Products business generally produce stronger earnings in the second and third quarters. Agricultural products sold into the northern hemisphere (North America, Europe and parts of Asia) serve seasonal agricultural markets from March through September, while markets in the southern hemisphere (Latin America and parts of the Asia Pacific region, including Australia) are served from July through February. The remainder of our businesses are generally not subject to significant seasonal fluctuations.

Competition

We have a number one or number two market position in many of our product lines, based on revenue, either globally or in North America, largely as a result of our proprietary technologies and, with respect to Industrial Chemicals, our position as a low-cost producer. The following product lines accounted for approximately 77 percent of our 2002 consolidated revenue:

Agricultural Products (1)		Specialty Chemicals (1)		Industrial Chemicals (1)
Product Line	Market Position	Product Line	Market Position	Product Line	Market Position
Pyrethroids Carbamates	#2 in North America #1 globally	Microcrystalline cellulose	#1 globally	Soda ash Hydrogen peroxide	#1 in North America #1 in North America
		Carrageenan	#1 globally	Persulfates	#1 in North America
		Alginates	#2 globally	Phosphorus chemicals (2)	#1 in North America
		Lithium	#1 globally (3)

(1)	Most recently available data, based on revenue.
(2)	The market position in phosphorus chemicals is held by Astaris, our 50%-owned joint venture. Its revenue is not included in our consolidated revenue.
(3)	Shared.

Competitive Conditions

We encounter substantial competition in each of our three business segments. This competition is expected to continue in both the United States and markets outside the United States. We market our products through our own sales organization and through independent distributors and sales representatives. The number of our principal competitors varies from segment to segment. In general, we compete by operating in a cost-efficient manner and by leveraging our industry experience to provide advanced technology, high product quality and reliability and quality customer and technical service.

Our Agricultural Products segment competes in the global crop protection market for insecticides and herbicides. The industry is characterized by a small number of large competitors and a large number of smaller, often regional competitors such as FMC. Industry products include crop protection chemicals and, for major competitors, genetically engineered (crop biotechnology) products. Competition from generic producers has increased as a significant number of product patents have expired in the last decade. In general, we compete as a product innovator by focusing on insecticide discovery and development and licensing products from alliances when the products complement our product portfolio. We also differentiate ourselves by reacting quickly in key markets, establishing effective product stewardship programs, and developing strategic alliances, which strengthen market access in key countries.

With significant positions in markets that include alginate, carrageenan, microcrystalline cellulose and lithium-based products, Specialty Chemicals competes on the basis of product differentiation, customer service and price. BioPolymer competes with both direct suppliers of cellulose and seaweed extract as well as suppliers of other hydrocolloids, which may provide similar functionality in specific applications. In microcrystalline cellulose, competitors are typically smaller than FMC, while in seaweed extracts (alginates), we compete with other broad-based chemical companies. FMC and each of its two most significant competitors in lithium extract the element from naturally occurring, lithium-rich brines located in the Andes mountains of Argentina and Chile which are believed to be the world’s most significant and lowest cost sources of lithium.

Industrial Chemicals serves the alkali, peroxygens and phosphorus markets predominantly in the United States and to a lesser extent, Europe. In North America, the soda ash business competes with five domestic producers of natural soda ash, three of which operate in the vicinity of our mine and processing facility in Green River, Wyoming. Outside of North America and Europe, FMC sells soda ash through ANSAC. Internationally, FMC’s natural soda ash competes with synthetic soda ash manufactured by numerous producers, ranging from integrated multinational companies to smaller regional players. Hydrogen peroxide maintains a leading position in the North American market for hydrogen peroxide. There are currently five firms competing in the hydrogen peroxide market in North America. The primary competitive factor affecting the sales of soda ash and hydrogen peroxide is price. We seek to maintain our competitive position by employing low cost processing technology. At Foret, we possess a strong cost and market position in phosphates, perborates, peroxygens, zeolites and sulfur derivatives. In each of these markets we face significant competition from a range of multinational and regional chemical producers. We participate in the phosphorus chemicals business in the United States through Astaris. Competition in phosphorus chemicals is based primarily on both product differentiation and price.

Research and Development Expense

We perform product research and development in all of our segments with the majority of our efforts focused in our Agricultural Products segment. The product development efforts in our Agricultural Products segment focus on developing more environmentally compatible solutions that can cost-effectively increase farmers’ yields and provide alternatives to insect-resistant chemistries. Our research and development expenses in the last three years are set forth below:

	Year Ended December 31
	2002	2001	2000
	(In Millions)
Agricultural Products	$58.8	$72.5	$66.7
Specialty Chemicals	16.6	15.9	19.1
Industrial Chemicals	6.6	11.4	12.0

Total	$82.0	$99.8	$97.8

Environmental Laws and Regulations

We are subject to various federal, state, local and foreign environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials and remediation of contaminated sites. We are also subject to liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment. In addition, we are subject to liabilities under the Resource Conservation and Recovery Act (“RCRA”) and analogous state laws that require owners and operators of facilities that treat, store or dispose of hazardous waste to follow certain waste management practices and to clean up releases of hazardous waste into the environment associated with past or present practices.

We have been named a potentially responsible party, or PRP, at 26 sites on the federal government’s National Priority List. In addition, we also have received notice from the Environmental Protection Agency (“EPA”) or other regulatory agencies that we may be a Potentially Responsible Party (“PRP”), or PRP equivalent, at other sites, including 43 sites at which we have determined that it is reasonably possible that we have an environmental liability. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a Remedial Investigation/Feasibility Study (“RI/FS”) or its equivalent at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a Record of Decision has (“ROD”) been issued.

Environmental liabilities include obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have disposed of regulated materials. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that management considers probable and for which a reasonable estimate of the obligation could be made. As of December 31, 2002, our total environmental reserve (after accounting for any potential recoveries from third parties, which we estimate at $27.7 million) was $195.7 million compared to $218.9 million at December 31, 2001 (after accounting for recoveries of $41.5 million). In addition, we have estimated that reasonably possible environmental loss contingencies may exceed this reserve by as much as $80.0 million at December 31, 2002.

Employees

We employ approximately 5,500 people, with approximately 3,000 people in our domestic operations and approximately 2,500 people in our foreign operations. Approximately 30 percent of our U.S.-based employees and approximately 40 percent of our foreign-based employees are represented by collective bargaining agreements. We have successfully concluded virtually all of our recent negotiations without a work stoppage. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. We cannot predict, however, the outcome of future contract negotiations.

ITEM 2.    PROPERTIES

FMC leases executive offices in Philadelphia and subleases administrative offices from Technologies in Chicago. We operate 37 manufacturing facilities and mines in 19 countries. Our major research and development facility is in Princeton, New Jersey.

Trona ore, used for soda ash production in Green River, Wyoming, is mined primarily from property held under long-term leases. We own the land and mineral rights to the Salar del Hombre Muerto lithium reserves in Argentina. A number of our chemical plants require the basic raw materials which are provided by these FMC-owned or leased mines, without which other sources would have to be obtained. With regard to our mining properties operated under long-term leases, no single lease or related group of leases is material to our businesses or to our company as a whole.

Most of our plant sites are owned, with some under lease. We believe our properties and facilities meet present requirements and are in good operating condition and that each of our significant manufacturing facilities is operating at a level consistent with capacity utilization prevalent in the industries in which it operates. The number and location of our production properties for continuing operations are:

	United States	Latin America and Canada	Western Europe	Asia- Pacific	Total
Agricultural Products	5	1	—	3	9
Specialty Chemicals	3	2	5	4	14
Industrial Chemicals	5	1	8	—	14

Total	13	4	13	7	37

ITEM 3.    LEGAL PROCEEDINGS

Like hundreds of other industrial companies, we have been named as one of many defendants in asbestos-related personal injury litigation. These cases (most cases involve between 50 and 350 defendants) allege personal injury or death resulting from exposure to asbestos in premises of FMC or to asbestos-containing components installed in machinery or equipment manufactured or sold by discontinued operations. The machinery and equipment businesses we owned or operated did not fabricate the asbestos-containing component parts at issue in the litigation, and to this day, neither the U.S. Occupational Safety and Health Administration nor the EPA has banned the use of these components. Further, the asbestos-containing materials were housed inside of machinery and equipment and accessible only at the time of infrequent repair and maintenance. Therefore, we believe that, overall, the claims against FMC are without merit and consider ourselves to be a peripheral defendant in these matters. Indeed, the bulk of the claims against us to date have been dismissed without payment.

As of December 31, 2002, there were approximately 26,000 premises and product claims pending against FMC in several jurisdictions. To date, we have had discharged, all before trial, approximately 51,000 claims against FMC, the overwhelming majority of which have been dismissed without any payment to the plaintiff. The costs of all settlements to date have totaled approximately $3 million.

We intend to continue managing these cases in accordance with our historical experience. We have established a reserve for this litigation and believe that the outcome of these cases will not have a material adverse effect on our consolidated results of operations, cash flows or financial condition.

We are party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. We believe that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our consolidated results of operations, cash flows or financial condition.

See Note 1 “Principal Accounting Policies—Environmental Obligations,” Note 11 “Environmental Obligations” and Note 17 “Commitments and Contingent Liabilities” in the company’s consolidated financial statements beginning on page 51, page 72 and page 85, respectively, to our consolidated financial statements included in this Form 10-K.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

The executive officers of FMC Corporation, the offices currently held by them, their business experience since January 1, 1998 and earlier and their ages as of March 1, 2003, are as follows:

Name	Age on 3/1/2003	Office, year of election and other information
William G. Walter	57

Chairman, Chief Executive Officer and President (01-present); Executive Vice President (00); Vice President and General Manager—Specialty Chemicals Group (97); General Manager—Alkali Chemicals Division (92); International Managing Director—Agricultural Products Group (91); General Manager, Defense Systems International (86).

W. Kim Foster	54

Senior Vice President and Chief Financial Officer (01-present); Vice President and General Manager—Agricultural Products Group (98); Director, International, Agricultural Products Group (96); General Manager, Airport Products and Systems Division (91).

Robert I. Harries	59	Senior Vice President and General Manager Industrial Chemicals Group and Shared Services (01-present); Vice President and General Manager—Chemical Products Group (94).

Thomas C. Deas, Jr	52

Vice President and Treasurer (01-present); Vice President, Treasurer and CFO, Applied Tech Products Corp. (98); Vice President, Treasurer and CFO, Airgas, Inc. (97); Vice President, Treasurer and CFO, Maritrans, Inc. (96); Vice President—Treasury and Assistant Treasurer, Scott Paper Company (88).

Milton Steele	54

Vice President and General Manager Agricultural Products Group (01-present); International Director, Agricultural Products (99); General Manager BioProduct Division (98); General Manager, Asia Pacific (96); Area Manager, Asia Pacific (92).

Andrea E. Utecht	54	Vice President, General Counsel and Secretary (01-present); Senior Vice President, Secretary and General Counsel, AtoFina Chemicals, Inc. (96).

Graham R. Wood	49	Vice President, Corporate Controller (01-present); Group Controller—Agricultural Products Group (99); Chief Financial Officer—European Region (97); Group Controller—FMC Foodtech (93).

No family relationships exist among any of the above-listed officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. All officers are elected to hold office for one year or until their successors are elected and qualified.

PART II

ITEM 5. MARKET	FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The company’s common stock of $0.10 par value is traded on the New York Stock Exchange, the Pacific Stock Exchange and the Chicago Stock Exchange (Symbol: FMC). There were 7,719 registered common stockholders as of December 31, 2002. The 2002 and 2001 quarterly summaries of the high and low prices of the company’s common stock are represented herein under Item 8 (see Note 19 to our consolidated financial statements included in this Form 10-K). No cash dividends were paid in 2002, 2001 or 2000.

FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Tuesday, April 22, 2003, at the Top of the Tower, 1717 Arch Street, 50th Floor, Philadelphia, Pennsylvania 19103. Notice of the meeting, together with proxy materials, will be mailed approximately 30 days prior to the meeting to stockholders of record as of February 28, 2003.

Transfer Agent and Registrar of Stock:    National City Bank

                                                                            Corporate Trust Operations

                                                                            P.O. Box 92301

                                                                            Cleveland, Ohio 44193-0900

A copy of this report on Form 10-K for 2002 is available through our website at www.fmc.com or upon written request to: FMC Corporation, Communications Department, 1735 Market Street, Philadelphia, Pennsylvania, 19103.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise	Weighted-average exercise price	Securities available for future issuance under equity compensation plans
Equity Compensation Plans approved by stockholders	4,125,392	$31.34	3,976,293

All of our equity compensation plans have been approved by stockholders.

The FMC Corporation Incentive Compensation and Stock Plan (the “Plan”) was approved by the stockholders on April 20, 2001. The provisions for incentives under the Plan provide for the grant of multi-year incentive awards payable partly in cash and partly in common stock. The provisions under the Plan and its predecessor plans for stock options provide for regular grants of common stock options, which may be incentive and/or nonqualified stock options. The exercise price for stock options is not less than the fair market value of the stock at the date of grant. Options are exercisable approximately four years from the grant date for grants prior to 1995 and approximately three years from the grant date for grants during 1995 and thereafter. Incentive and nonqualified options expire not later than 10 years from the grant date (15 years for grants prior to 1996).

Under the FMC Corporation Compensation Plan for Non-Employee Directors, non-employee directors were granted options in 1998 and 1999 to purchase shares of stock at the fair market value of the stock at the date of grant. At December 31, 2002, options for 46,040 shares were outstanding at prices ranging from $33.76 to $40.56. These grants vested one year from the grant date and expire after ten years. Beginning in 2000, non-employee directors were paid in restricted stock units in lieu of stock options.

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial and other data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2002, are derived from our consolidated financial statements, which have been audited by KPMG LLP, independent auditors. The consolidated financial statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, and the report thereon, are included elsewhere in this Form 10-K. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2002, the related notes, and the independent auditors’ report, which refers to the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002 and Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001, included elsewhere in this Form 10-K.

	Years Ended December 31
	2002	2001	2000(2)	1999(3)	1998
	(In Millions, Except Per Share Data and Ratios)
Income Statement Data (1):
Revenue	$1,852.9	$1,943.0	$2,050.3	$2,320.5	$2,356.9
Cost of sales and services	1,359.9	1,417.3	1,469.4	1,695.6	1,741.8
Selling, general and administrative expenses	224.1	243.3	231.3	273.0	274.9
Research and development expenses	82.0	99.8	97.8	100.6	107.0
Gains on divestitures of businesses	—	—	—	(55.5)	—
Asset impairments	—	323.1	10.1	23.1	—
Restructuring and other charges	30.1	280.4	35.2	11.1	—

Total costs and expenses	1,696.1	2,363.9	1,843.8	2,047.9	2,123.7
Income (loss) from continuing operations before equity in earnings of affiliates, minority interests, interest expense, net, income taxes and cumulative effect of change in accounting principle	156.8	(420.9)	206.5	272.6	233.2
Equity in earnings of affiliates	(4.7)	(8.6)	(18.5)	(4.0)	(3.1)
Minority interests	3.4	2.3	4.6	5.1	6.2
Interest expense, net	71.6	58.3	61.8	76.4	75.3

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	86.5	(472.9)	158.6	195.1	154.8
Provision (benefit) for income taxes	17.4	(166.6)	33.0	36.4	37.7

Income (loss) from continuing operations before cumulative effect of change in accounting principle	69.1	(306.3)	125.6	158.7	117.1
Discontinued operations, net of income taxes (4)	(3.3)	(30.5)	(15.0)	53.9	25.5
Cumulative effect of change in accounting principle, net of income taxes	—	(0.9)	—	—	(36.1)

Net income (loss)	$65.8	$(337.7)	$110.6	$212.6	$106.5

Basic earnings (loss) per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$2.06	$(9.85)	$4.13	$5.04	$3.44
Discontinued operations	(0.10)	(0.98)	(0.49)	1.71	0.75
Cumulative effect of change in accounting principle	—	(0.03)	—	—	(1.06)

Net earnings (loss) per share common share	$1.96	$(10.86)	$3.64	$6.75	$3.13

Diluted earnings (loss) per common share:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$2.01	$(9.85)	$3.97	$4.90	$3.35
Discontinued operations	(0.09)	(0.98)	(0.47)	1.67	0.73
Cumulative effect of change in accounting principle	—	(0.03)	—	—	(1.03)

Net earnings (loss) per common share	$1.92	$(10.86)	$3.50	$6.57	$3.05

Balance Sheet Data (5):
Total assets	$2,872.0	$2,477.2
Long-term debt	$1,202.7	$787.0
Other Data:
Ratio of earnings to fixed charges (6)	2.0x	—	2.7x	3.1x	2.7x

(1)	In 2001 we spun off FMC Technologies, Inc. (“Technologies”). This business has been accounted for as a discontinued business. Accordingly, the consolidated statements of income for the years ended December 31, 2001, 2000, 1999 and 1998 have been reclassified to reflect Technologies as a discontinued operation.

(2)	Effective April 1, 2000, we and Solutia Inc. formed Astaris, LLC, a joint venture that includes the North American and Brazilian phosphorus chemicals operations of both companies. We have accounted for our investment in Astaris under the equity method. Prior to the formation of Astaris, revenue from our phosphorus chemicals business was $327.0 million for the year ended December 31, 1999 and $79.2 million for the three months ended March 31, 2000.

(3)	In 1999, we completed the following transactions relating to our Specialty Chemicals segment: (i) sold our Bioproducts business which had 1999 revenue of $13.3 million; (ii) sold our process additives business which had 1999 revenue of $98.5 million; and (iii) acquired the assets of Pronova Biopolymer AS. Additionally, in 1999 we acquired the assets of Tg Soda Ash, Inc., which are now included in our Industrial Chemicals segment.

(4)	Discontinued operations, net of income taxes includes the following items related to our discontinued businesses: gains and losses, increased estimates of our liabilities for general liability, workers’ compensation, postretirement benefit obligations, legal defense, property maintenance and other costs, losses for the settlement of litigation and increases in environmental reserves.

(5)	Balance sheet data is not presented for periods prior to December 31, 2001 because these balance sheets would not be comparable due to the spin-off of Technologies that became effective on December 31, 2001.

(6)	In calculating this ratio, earnings consist of income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle less minority interests, less interest expense, net, less amortization expense related to debt discounts, fees and expenses, less amortization of capitalized interest, less interest included in rental expenses (assumed to be one third of rent) and plus undistributed earnings of affiliates. Fixed charges consist of interest expense, net, amortization of debt discounts, fees and expenses, interest capitalized as part of fixed assets and interest included in rental expenses. For the year ended December 31, 2001 earnings did not cover fixed charges, with deficiencies of $331.4 million. The ratio of earnings to fixed charges would have been a negative 5.4x at December 31, 2001.

FORWARD-LOOKING INFORMATION

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: FMC Corporation (“FMC,” “we,” “our company” or the “company”) and its representatives may from time to time make written or oral statements that are “forward-looking” and provide other than historical information, including statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations within, in the company’s other filings with the Securities and Exchange Commission, or in reports to its stockholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed under “Risks” below.

In some cases, FMC has identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expect,” “expects,” “should,” “could,” “may,” “will continue to,” “believe,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on management’s current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. The company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, the company is hereby identifying forward-looking information that could affect the company’s financial performance and could cause the company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Such forward-looking statements include, among other things, statements about the following:

•	The projected 2003 increase in revenue in our Specialty Chemicals and Agricultural Products segments as well as improved domestic industrial markets served by Industrial Chemicals;

•	Our Industrial Chemicals’ 2002 restructuring activities resulting in approximately $13 million of annual cost savings;

•	Our Agricultural Products restructuring activities resulting in approximately $20 million of annual cost savings;

•	Our Specialty Chemicals’ 2002 restructuring activities resulting in approximately $2 million of annual cost savings;

•	Our remaining 2002 restructuring reserves expected to be spent in 2003;

•	The decrease in net income in 2003 compared to 2002 due to increased interest expense and poorer performance from our Astaris joint venture in a difficult phosphorus chemicals market;

•	The continued improvement in 2003 in Agricultural Products through new labels, sales growth from global alliances, continued cost savings and our refocused strategy;

•	Our ability to further focus BioPolymer’s commercial efforts on core, high value markets, including pharmaceutical formulation, food ingredients and personal care;

•	The expected improvement in our cost and competitive position in hydrogen peroxide in 2003 from our 2002 restructuring activities;

•	Minimum improvement in economic and competitive conditions in our Industrial Chemicals segment in 2003;

•	The offset of anticipated improved profit performance in Industrial Chemicals by equity losses from Astaris;

•	The ability of Astaris to meet certain earnings levels in 2003;

•	The ability of our phosphorus chemicals business to achieve an anticipated savings of approximately $25 million annually for the change in sourcing from elemental phosphorus to purified phosphoric acid;

•	Our expected equity contribution to Astaris of between $35 million and $50 million;

•	The amount of the contingent payment between $40 million and $45 million in connection with our acquisition of Tg Soda Ash;

•	Our expected payments related to committed contracts over the next five years and beyond;

•	Our expectation that no cash dividends will be paid in 2003;

•	The outcome of outstanding litigation not having a material adverse effect on our business.

We undertake no obligation to update forward-looking statements.

RISKS

The company wishes to caution that the preceding list may not be all inclusive and specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Among the factors that could have an impact on our ability to achieve operating results and meet our other goals are:

Industry Risks:

Pricing and volumes in our markets are sensitive to a number of industry specific and global issues and events including:

•	Capacity Utilization—Our Industrial Chemicals businesses are sensitive to industry capacity utilization. As a result, pricing tends to fluctuate when capacity utilization changes occur within our industry.

•	Competition—All of our segments face competition, which could affect our ability to raise prices or successfully enter certain markets.

•	Climatic Conditions—Our Agricultural Products markets are affected by climatic conditions, which could adversely affect crop pricing and pest infestations. The nature of these events makes them difficult to predict.

•	Changing Regulatory Environment—Changes in the regulatory environment, particularly in the United States, could adversely impact our ability to continue selling certain products in our domestic and foreign markets.

•	Changes in Our Customer Base—Our customer base has the potential to change, especially when long-term supply contracts are renegotiated. Our Industrial Chemicals and Specialty Chemicals businesses are most sensitive to this risk.

•	Energy Costs—Energy costs represent a significant portion of our manufacturing costs and dramatic increases in such costs could have an adverse affect on our results of operations.

•	Unforeseen Economic and Political Change—Our business could be adversely affected by unforeseen economic and political changes in the international markets where we compete including: war, civil unrest, inflation rates, recessions, trade restrictions, foreign ownership restrictions and economic embargoes imposed by the United States or any of the foreign countries in which FMC does business; change in governmental laws and regulations and the level of enforcement of these laws and regulations; other governmental actions; and other external factors over which we have no control.

•	Litigation and Environmental Risks—Current reserves relating to FMC’s ongoing litigation and environmental liabilities may prove inadequate.

•	Production Hazards—Our facilities are subject to operating hazards, which may disrupt our business.

Technology Risks:

•	Failure to make continued improvements in our product technology and new product introductions could impede our competitive position, particularly in Agricultural Products and Specialty Chemicals.

•	Failure to continue to make process improvements to reduce costs could impede our competitive position.

Financial Risks:

•	We have certain commitments, guarantees and outstanding litigation which could adversely affect our liquidity and financial condition.

•	We are an international company and therefore face foreign exchange rate risks. We are particularly sensitive to the euro and the Brazilian real. To a lesser extent, we are sensitive to Asian currencies, particularly the Japanese yen.

•	We have a number of agreements with our former subsidiary, Technologies, dealing with matters such as tax sharing and insurance. Under certain circumstances, we may incur liabilities under these agreements and become entitled to be indemnified by Technologies. Our ability to be indemnified will depend on the ability of Technologies to pay us.

•	We have significant deferred income tax assets. The carrying value of these assets is dependent upon the future performance of FMC.

•	Obligations related to our pension and postretirement plans reflect certain assumptions. To the extent our plans’ actual experience differs from these assumptions, our costs and funding obligations could increase or decrease significantly.

•	We have significant investments in long-lived assets and continually review the carrying value of these assets for recoverability in light of changing market conditions and alternative product sourcing opportunities.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                   RESULTS OF OPERATIONS

Our Company

We are a diversified, global chemical company providing innovative solutions and applications to a wide variety of end markets. We operate in three business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Agricultural Products’ principal focus is on insecticides, which are used to enhance crop yield and quality by controlling a wide spectrum of pests, and on herbicides, which are used to reduce the need for manual or mechanical weeding by inhibiting or preventing weed growth. Specialty Chemicals consists of our biopolymers and lithium businesses and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding and disintegrant use and lithium specialties for pharmaceutical synthesis and energy storage. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, peroxygens and phosphorus chemicals.

Agricultural Products

Our Agricultural Products segment manufactures and sells proprietary, branded insecticides and herbicides. We have a strong position in two widely-used classes of insecticides, pyrethroids and carbamates, and possess a niche portfolio of proprietary herbicides. These products are used for the protection of cotton, corn, rice, cereals, vegetables and other crops. In addition in North America we sell into the professional pest control and home and garden markets. We differentiate ourselves through a highly-focused strategy in selected crops and regions, and by leveraging proprietary chemistries and pest-specific research and development (“R&D”) to develop and market new insecticides and new applications of our existing products. We have also developed strategic alliances with companies such as Ishihara Sangyo Kaisha, Ltd. (“ISK”), a Japanese crop protection company, to access new markets and develop new insecticides.

Specialty Chemicals

Our Specialty Chemicals segment is comprised of our biopolymers and lithium businesses. BioPolymer manufactures and sells microcrystalline cellulose, carrageenan and alginates, products that add texture, structure and physical stability to a wide range of beverage, dairy, meat and bakery products and/or that act as binders and disintegrants for tablets and capsules. Our lithium business is a technology-based business in which mined lithium is processed and sold for use in a broad array of specialty products, including pharmaceuticals, specialty polymers and energy storage devices. The majority of Specialty Chemicals’ sales are to customers engaged in non-cyclical end markets, such as food and pharmaceuticals.

Industrial Chemicals

Our Industrial Chemicals segment manufactures soda ash, peroxygens and phosphorus chemicals. Through our manufacturing facility in Green River, Wyoming, we process naturally occurring soda ash, a commonly used ingredient in detergents and chemical processing and an essential ingredient in glass. We produce hydrogen peroxide, leveraging our geographically advantaged plant locations throughout North America to reach our customers. We also market specialty grades of hydrogen peroxide and specialty peroxygens to the electronics, polymers and food processing industries. Our European subsidiary, FMC Foret, S.A. (“Foret”), leverages its low production costs and strong brand name to manufacture and sell phosphorus chemicals, peroxygens, sulfur derivatives, silicates, zeolites and other products in Europe, Africa and the Middle East. We are also a 50 percent owner with Solutia, Inc. (“Solutia”) of Astaris LLC (“Astaris”), a North American producer of phosphorus chemicals used in a wide array of markets, including the detergent, food, agricultural and industrial markets. We account for Astaris as an equity investment. The majority of Industrial Chemicals’ sales are to customers engaged in relatively non-cyclical end markets.

The Reorganization of Our Company

We implemented our plan to split FMC into separate chemical and machinery companies in 2001 through a two-step process. The first step included an initial public offering (“IPO”) of 17 percent of FMC Technologies,

Inc. (“Technologies”), which took place in the second quarter of 2001. Technologies consists of our former Energy Systems and Food and Transportation Systems business segments. Subsequent to the IPO, Technologies made net payments of $430.7 million to FMC in exchange for the net assets distributed to Technologies on June 1, 2001, which we used to retire short-term and long-term debt. The second step, the distribution of our remaining 83 percent ownership in Technologies (the “spin-off”) occurred on December 31, 2001. Total net assets distributed on December 31, 2001 were $509.5 million.

We believe that the spin-off of Technologies has allowed us to focus our efforts in the chemical industry through improved customer orientation, increased innovation and overall growth in certain businesses. In an effort to align our business with our future growth plans, we took various strategic measures in 2002, 2001 and 2000, including the restructuring of businesses, reduction of staff, plant shut downs, plant mothballing and the impairment of certain underperforming assets. We believe these steps will increase our financial flexibility as operating conditions change.

Application of Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of asset, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in this Form 10-K. We have reviewed these accounting policies, identifying those which we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed with the Audit Committee those accounting policies that we have deemed critical. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.

Environmental

We provide for environmental-related obligations when they are probable and amounts can be reasonably estimated. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

Estimated obligations to remediate sites that involve oversight by the U.S. Environmental Protection Agency (“EPA”), or similar government agencies, are generally accrued no later than when a Record of Decision (“ROD”), or equivalent, is issued, or upon completion of a Remedial Investigation/Feasibility Study (“RI/FS”) that is accepted by FMC and the appropriate government agency or agencies. Estimates are reviewed quarterly by our environmental remediation management, as well as by our financial and legal management and, if necessary, adjusted as additional information becomes available. The estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods, and other actions by or against governmental agencies or private parties.

Our liabilities for continuing and discontinued operations are principally for costs associated with the remediation and/or study of sites at which our company is alleged to have disposed of hazardous substances. Such costs principally include, among other items, RI/FS, site remediation, costs of operation and maintenance of the remediation plan, fees to outside law firms and consultants for work related to the environmental effort, and future monitoring costs. Estimated site liabilities are determined based upon existing remediation laws and technologies, specific site consultants’ engineering studies or by extrapolating experience with environmental issues at comparable sites.

Provisions for environmental costs are reflected in income, net of probable and estimable recoveries from named Potentially Responsible Parties (“PRPs”) or other third parties. Such provisions incorporate inflation and are not discounted to their present values.

In calculating and evaluating the adequacy of its environmental reserves, the company has taken into account the joint and several liability imposed by the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the analogous state laws on all PRPs and has considered the identity and financial condition of each of the other PRPs at each site to the extent possible. We also considered the identity and financial condition of other third parties from whom recovery is anticipated, as well as the status of our claims against such parties. Although we are unable to forecast the ultimate contributions of PRPs and other third parties with absolute certainty, the degree of uncertainty with respect to each party is taken into account when determining the environmental reserve by adjusting the reserve to reflect the facts and circumstances on a site-by-site basis. Our liability includes management’s best estimate of the costs expected to be paid before its consideration of any potential recoveries from third parties. We believe that any recorded recoveries related to PRPs are realizable in all material respects. We have recorded recoveries in “Environmental reserves, continuing and discontinued,” representing probable realization of claims against insurance companies, U.S. government agencies and other third parties, of $27.7 million and $41.5 million, respectively, at December 31, 2002 and 2001. These recoveries are recorded as an offset to the “Environmental reserve, continuing and discontinued.” Cash recoveries for the years 2002, 2001 and 2000 were $16.2 million, $12.5 million and $14.2 million, respectively. We expect to continue to receive payments for recoveries in the future. Our total environmental reserves, before recoveries, totaled $223.4 million and $260.4 million at December 31, 2002, and 2001, respectively. In addition, at December 31, 2002 we have estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $80 million.

Impairments and valuation of long-lived assets

Our long-lived assets include property, plant and equipment and long-term investments, goodwill and intangible assets. We review the carrying value of these assets for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” The standard requires that we test for impairment whenever events or circumstances indicate that the net book value of these assets may not be recoverable from the estimated undiscounted expected future cash flows expected to result from their use and eventual disposition. In cases where the estimated undiscounted expected future cash flows are less than net book value, an impairment loss is recognized equal to the amount by which the net book value exceeds the estimated fair value of assets. The fair value of long-lived assets is based on discounted cash flows at the lowest level determinable. The estimated cash flows reflect our assumptions about selling prices, volumes, costs and market conditions over a reasonable period of time. We recognized $323.1 million and $10.1 million in asset impairments in 2001 and 2000, respectively, related to our Industrial Chemicals and Specialty Chemicals segments.

We also prepare an annual impairment test of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The fair value of goodwill and intangible assets is based on estimated discounted cash flows. The assumptions used to estimate fair value include management’s best estimate of future growth rates, discount rates and market conditions over a reasonable period. We performed this test in 2002 and determined that no impairment charge was required. Total goodwill as of December 31, 2002 and 2001 was $129.7 million and $113.5 million, respectively.

Depreciation for financial reporting is reported on a straight-line basis over the estimated useful lives of the fixed asset. Estimated useful lives are based on historical useful-life trends as well as common industry practice. Useful lives are as follows: 20 years—land improvements, 20 to 50 years—buildings (depending on location and use), 3 to 18 years machinery and equipment (depending on type and use). Depreciation expense totaled $105.2 million, $112.2 million and $116.3 million in 2002, 2001 and 2000, respectively.

Pension and other postretirement benefits

We provide qualified and nonqualified defined benefit and defined contribution pension plans, as well as other postretirement health care and life insurance benefit plans to our employees. The costs (or benefits) and obligations related to these benefits reflect our key assumptions related to general economic conditions, including interest (discount) rates, healthcare cost trend rates, expected rates of return on plan assets and the rates of compensation increases for employees. The costs (or benefits) and obligations for these benefit programs are also affected by other assumptions, including things such as the average retirement age, mortality tables, employee turnover, and plan participation. To the extent our plans’ actual experience, as influenced by changing economic and financial market conditions or by changes to our own plans’ demographics, differs from these assumptions, the costs and obligations for providing these benefits, as well as the plans’ funding requirements, could increase or decrease. When actual results differ from our assumptions, the difference is typically recognized over future periods.

We use certain calculated values of assets under methods permitted under SFAS No. 87, “Employer’s Accounting for Pensions,” (“SFAS 87”) both to estimate the expected rate of return on assets component of pension cost and to calculate our plans’ funding requirements. The expected rate of return on plan assets is based on a market-related value of assets that recognizes investment gains and losses over a five-year period. We use an actuarial value of assets to determine our plans’ funding requirements. The actuarial value of assets must be within a certain range, high or low, of the actual market value of assets, and is adjusted accordingly.

The unrealized gains and losses related to our pension and postretirement benefit obligations may affect periodic benefit costs in future periods, however, we do not expect this to have a significant impact in 2003.

We recorded $4.9 million and $4.0 million of pension and other postretirement benefit cost in 2002 and 2001, respectively, and a $5.1 million credit in pension and other postretirement benefit cost in 2000. We expect pension and other postretirement benefit costs to increase in 2003, due to a combination of factors, including changes in key assumptions such as the discount rate and an increase in the amortization of prior service cost. At December 31, 2002 and 2001, $106.6 million and $116.7 million, respectively, was recorded for pension and other postretirement benefit obligations. The recorded amounts for pension benefit obligations include additional minimum pension liabilities of $84.8 million and $8.3 million at December 31, 2002 and 2001, respectively, which were recorded as other comprehensive losses in stockholders’ equity. The company’s operating cash flows for 2002 included a $2.8 million voluntary cash contribution to the U.S. qualified pension plan. Although we are not required to make any cash contributions to this plan in 2003, we are considering making voluntary cash contributions of approximately $5 million.

We select the discount rate used to calculate pension and other postretirement obligations based on a review of high-quality corporate bonds (with particular focus on the Moody’s Investors Service, Inc. (“Moody’s”) Aa-rated Corporate and Industrial bond indices) at the end of each respective year. Bonds in these indices have remaining maturities of at least 20 years and the indices are constructed to have an average remaining maturity of approximately 30 years. We selected a discount rate of 6.5 percent at December 31, 2002 for pension and other postretirement benefit obligations.

As described within SFAS 87, the expected rate of return on plan assets is viewed as a long-term, average rate of return to be earned on the assets invested or to be invested to provide for the benefits included in the projected benefit obligation. In developing the expected long-term rate of return on asset assumption for our plan, we take into consideration the technical analysis (using a geometric average) performed by our outside actuaries, including historical market returns, information on long-term real return expectations by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has averaged 12.3 percent over the last 10 years (in excess of comparable market indices for the same period) as well as other factors. The current asset allocation for our plan is approximately 70 percent equities (U.S. and non-U.S.) and 30 percent fixed-income investments. Given an actively managed investment portfolio, the expected returns by asset class for our portfolio, using a geometric average, and after being adjusted for an estimated inflation rate of approximately three percent, are between nine and eleven percent for both U.S. and non-U.S. equities, and between five and seven percent for fixed-income investments, which generates a total expected portfolio return in excess of 9.25 percent. We continually monitor the appropriateness of this rate in light of current market conditions. For the sensitivity of our pension costs to incremental changes in this assumption see our discussion below.

Sensitivity analysis related to key pension and postretirement benefit assumptions.    A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $47.6 million at December 31, 2002 and $43.7 million at December 31, 2001, and decreased pension and other postretirement benefit costs by $1.2 million, $1.2 million and $2.6 million for 2002, 2001 and 2000, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $50.5 million at December 31, 2002 and $46.4 million at December 31, 2001, and increased pension and other postretirement benefit by $1.0 million, $1.1 million and $2.7 million for 2002, 2001 and 2000, respectively.

A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $3.0 million, $2.9 million and $4.0 million for 2002, 2001 and 2000, respectively. A one-half percent decrease in the assumed long-term rate of return on assets would have increased pension costs by $3.0 million, $2.9 million and $4.0 million for 2002, 2001 and 2000, respectively.

Income taxes

We have recorded a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for this allowance, we have considered future taxable income and our ongoing tax planning strategies. In the event that we determined that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Similarly, should we conclude that we would be able to realize certain deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. At December 31, 2002 and 2001, the valuation allowance was $22.4 million and $18.0 million, respectively.

Results of Operations—2002, 2001 and 2000

Overview

Our consolidated revenue for the years ended December 31, 2002, 2001 and 2000 was $1,852.9 million, $1,943.0 million and $2,050.3 million, respectively. In 2002, our first full year as an independent pure-play chemical company, we earned net income of $65.8 million compared to a net loss of $337.7 million in 2001 and net income of $110.6 million in 2000. Diluted earnings per common share for the year was $1.92 compared to a diluted loss per common share of $10.86 in 2001 and diluted earnings per common share of $3.50 in 2000. Net income for 2002 included restructuring and other charges and a discontinued operations’ loss totaling $21.7 million after tax or $0.63 per common share on a diluted basis. In 2001 net income included restructuring and other charges, asset impairments and a discontinued operations’ loss totaling $436.1 after tax or $13.96 per common share on a diluted basis. In 2000 net income included restructuring and other charges, asset impairments and a discontinued operations’ loss totaling $42.9 million after tax or $1.36 per common share on a diluted basis. See “Results of Operations” and “Segment Results” for a detailed discussion of events affecting our results for 2002, 2001 and 2000.

All results discussed in this analysis address the continuing results of our chemical businesses. The results of Technologies, which was spun-off on December 31, 2001, have been reclassified to discontinued operations within our consolidated statement of income for the years ended December 31, 2001 and 2000 and consolidated statement of cash flow for the years ended December 31, 2001 and 2000. (See “The Reorganization of Our Company” for an overview of our spin-off of Technologies.)

Results of Operations—2002 compared to 2001

In the following discussion, “year” refers to the year ending December 31, 2002 and “prior year” refers to the year ending December 31, 2001. All comparisons are between these periods unless otherwise noted.

Revenue for the year ended December 31, 2002 was $1,852.9 million compared to $1,943.0 million in 2001, down 5 percent. Lower revenue in 2002 compared to 2001 was principally attributable to lower revenue in our Industrial Chemicals and Agricultural Products segments. Our Industrial Chemicals segment saw generally lower selling prices and lower sales volumes due to unfavorable market conditions. Also affecting revenue were decreased Agricultural Products sales resulting from lower herbicide sales and unfavorable weather conditions in Asia. In 2003, we expect increased revenue from our Specialty Chemicals and Agricultural Products segments as well as improved domestic markets served by Industrial Chemicals.

Asset impairments.    There were no asset impairments in 2002. Asset impairments totaled $323.1 million ($233.8 million after tax) in 2001.

Based upon a comprehensive review of our long-lived assets, we recorded asset impairment charges in our Industrial Chemicals and Specialty Chemicals segments in 2001. Industrial Chemicals recorded impairment charges of $224.2 million of which $12.3 million related to the impairment of assets in our sodium cyanide operations while $211.9 million was for the impairments in our U.S.-based phosphorus chemicals business.

A weakening market in our sodium cyanide business led us to impair the assets of this business in the second quarter of 2001. We subsequently exited this business in 2002.

Our U.S.-based phosphorus chemicals business is comprised of our 50 percent interest in Astaris and the activities of our corporate phosphorus division, which manages remediation and other environmental projects associated with the former Astaris elemental phosphorus plant in Pocatello, Idaho.

Based upon a comprehensive review of our long-lived assets, we recorded asset impairment charges of $211.9 million related to our U.S.-based phosphorus business in the second quarter of 2001. The components of asset impairments related to this business include a $171.0 million impairment of environmental assets built to comply with a Resource Conservation and Recovery Act (“RCRA”) Consent Decree (the “Consent Decree”) at the Pocatello, Idaho facility, a further $4.4 million of other non-environmental phosphorus related fixed assets and a $36.5 million impairment charge for our investment in Astaris. Driving these charges were a decline in market conditions, the loss of a potential site on which to develop an economically viable second purified phosphoric acid (“PPA”) plant and our agreement to pay into a fund for the Shoshone-Bannock Tribes (the “Tribal Fund”) resulting from an agreement to support a proposal to amend the Consent Decree, which permitted the earlier closure of the largest remaining waste disposal pond at Pocatello.

In addition, we recorded an impairment charge of $98.9 million related to our Specialty Chemicals segment’s lithium operations in Argentina. We established this operation, which includes a lithium mine and processing facilities, approximately six years ago in a remote area of the Andes Mountains. The entry of a South American manufacturer into this business resulted in decreased revenues. In addition, market conditions continued to be unfavorable. As a result, our lithium assets in Argentina became impaired, as the total capital invested is not expected to be recovered.

Restructuring and other charges totaled $30.1 million ($18.4 million after tax) in 2002 compared to $280.4 million ($172.1 million after tax) in 2001.

In an effort to mitigate the effects of the continued economic weakness in the markets served by our Industrial Chemicals business we undertook several key reorganization and cost saving initiatives that resulted in $12.4 million of restructuring charges in 2002. Included in this amount was a $5.7 million restructuring charge for the mothballing of the basic production line at our hydrogen peroxide facility in Spring Hill, West Virginia. Of the 16 severances incurred related to the Spring Hill mothballing, the majority will occur in the first half of 2003. We also mothballed our Granger caustic facility, in Green River, Wyoming resulting in a $3.4 million restructuring charge. The majority of this charge was for facility shutdown activities and 110 severances, all of which occurred in 2002. In addition we recorded a $3.3 million restructuring charge for severance costs related to reorganization efforts to reduce costs in our U.S. phosphorus chemicals division, alkali, peroxygens and at Foret. The majority of these charges were for 38 severances, all of which occurred in 2002. We estimate that our Industrial Chemicals’ restructuring activities will result in approximately $13 million of combined annual cost savings and cost avoidance.

In Agricultural Products we incurred $4.7 million of restructuring charges in 2002 of which $3.7 million related to the idling and reorganization of our sulfentrazone plant in Baltimore in connection with our new herbicides strategy (See Segment Results—2002 compared to 2001). A $1.0 million restructuring charge was recorded for reorganization costs to implement a new distribution strategy in Europe, which will allow us to rely on certain strategic alliances to further penetrate and expand our European markets. Of the 108 severances related to these restructurings 57 occurred in 2002. We estimate that the restructuring activities will result in approximately $20 million of combined annual cost savings and cost avoidance.

We recorded $1.3 million of restructuring charges in our Specialty Chemicals segment in 2002 in an effort to realign product divisions within BioPolymer, both domestically and internationally. The majority of these costs resulted in the severance of 24 people. These severances are expected to occur in the first half of 2003. We estimated that our Specialty Chemicals’ restructuring activities will result in approximately $2 million of combined annual cost savings and cost avoidance.

Reorganization costs of $3.0 million and other charges of $8.7 million were also recorded in the period. These charges are discussed in Note 6 to our consolidated financial statements included in this Form 10-K. Also, of the $30.1 million of restructuring charges recorded in 2002 $11.9 million was spent in 2002. We expect the remainder to be spent in 2003.

In 2001 a change in market conditions and the implementation of our overall corporate strategy resulted in restructuring and other charges of $280.4 million, detailed as follows:

(In Millions)	Gross	Recoveries		Net(3)
U.S. Phosphorus Chemicals Division:
Consent Decree obligation	$68.7	(34.5	)(1)	$34.2
Financing commitments to Astaris				42.7
Tribal Fund				40.0
Other Phosphorus restructuring				12.0
Pocatello shutdown:
Shutdown activities	58.7	(29.6	)(2)	29.1
Remediation	54.3	(6.9	)(2)	47.4
FMC’s share of Astaris shutdown obligations				36.3

Total U.S. Phosphorus Chemicals Division				241.7
Workforce-related/facility shutdown				21.2
FMC’s reorganization				17.5

Total 2001 restructuring and other charges				$280.4

(1)	Partial reversal of Consent Decree obligations.
(2)	Commitment from Astaris related to shutdown and remediation.
(3)	See Note 6 to our consolidated financial statements included in this Form 10-K.

Industrial Chemicals recorded restructuring and other charges of $247.9 million in 2001 of which $6.2 million was for restructuring at several sites, including $5.7 million for the mothballing of our Granger, Wyoming soda ash facility, and $241.7 million was for our U.S.-based phosphorus business. There were 130 severances from the restructuring of Industrial Chemicals, the majority of which occurred in 2001, with the remainder occurring in 2002.

In connection with the impairment of our U.S.-based phosphorus chemicals business in the second quarter of 2001 we recorded other charges for a $68.7 million reserve for further required Consent Decree spending at the Pocatello site related to environmental capital projects required to complete the construction of facilities to treat the sites waste streams, $42.7 million for financing obligations to the Astaris joint venture (“keepwell” payments) and a $40.0 million payment to the Tribal Fund for various tribe activities in order to permit capping of a specific waste disposal pond at Pocatello.

Subsequent to the recording of these charges in the second quarter of 2001, the Astaris joint venture announced its plans, in October 2001, to cease production at the Pocatello, Idaho elemental phosphorus facility in December 2001. This decision reflected the shift in Astaris’s sourcing strategy away from production of high cost elemental phosphorus to lower cost PPA, and also reflected the availability of low-cost alternative feedstock materials, projected higher future environmental compliance costs at Pocatello and our desire to avoid additional capital spending on environmental compliance assets required under the Consent Decree. In connection with the decision to shut down Pocatello we recorded restructuring charges of $76.5 million in the fourth quarter of 2001. We spent $32.3 million and $0.9 million of these reserves in 2002 and 2001, respectively, with the remaining reserves to be spent over the next 5 to 7 years as we manage the site’s decommissioning and environmental issues. These charges included reserves for decontamination, demolition, and other shut down costs of $58.7 million; environmental remediation requirements resulting from the decision to shut down the facility of $54.3 million and our 50 percent share of costs recorded by Astaris for its obligations associated with the shutdown, or $36.3 million. Offsetting these charges was a reversal in the amount of $34.5 million representing the unspent portion of the reserve recorded in the second quarter of 2001 for required Consent Decree spending at the Pocatello site to build environmental compliance assets because the decision to shut down the site eliminated the need for further spending. We also recorded as an offset to these charges a commitment from Astaris to pay us $36.5 million over the next 5 years, reflecting the joint venture’s obligation to contribute to our costs for the shutdown and remediation of the site. We received $3.7 million from Astaris in 2002 related to this commitment and expect future payments to be funded from Astaris’s savings from the shutdown.

Also included in the $241.7 million of restructuring and other charges related to the U.S.-based phosphorus business was a charge of $12.0 million for other restructuring activities which were not directly related to the shutdown of Pocatello. Included in this charge were restructuring activities related to severance and decommissioning of a coke facility as well as charges related to the shutdown of two furnaces at Pocatello.

The decision to shut down Pocatello was consistent with Astaris’s plan to shift raw material supply for most products from high cost elemental phosphorus to lower cost PPA. High energy, operating and environmental costs of producing elemental phosphorus have reinforced the relative cost advantage of PPA. Over time we expected to shift our supply chain to PPA at an annual cost savings of approximately $25 million to Astaris. In addition, Astaris was able to avoid estimated future costs of $9.0 million per year associated with operating the environmental compliance assets related to the Consent Decree. The decision to shut down Pocatello in the fourth quarter of 2001 has allowed us to avoid spending of $34.5 million for the remaining capital costs associated with completing the construction of environmental compliance assets and any start-up costs for this plant, which could have been significant. Further, there also had been a concern that environmental compliance costs could escalate in future years and add further costs. In addition, estimated future costs at Astaris were expected to include a need to refurbish furnaces at Pocatello in 2004 at an estimated cost of $10.0 million.

In 2001 we recorded $12.5 million of severance and other costs related to our Agricultural Products segment as a result of our strategic refocusing on key geographic markets and crops and the realignment of our R&D resources to our core strength in insecticides. The majority of the spending related to these charges occurred in 2002. These charges will result in future savings in both selling and administrative expenses and research and development costs. The annualized savings from these restructurings were approximately $20.0 million. There were 163 severances related to these charges, the majority of which occurred in 2002.

Of the remaining 2001 restructuring and other charges of $20.0 million, approximately $17.5 million related to corporate reorganization costs due to the spin-off of Technologies with remaining charges of $2.5 million related to restructuring in Specialty Chemicals. The majority of the spending associated with these charges occurred in 2001 and in the first half of 2002. The benefit of the restructuring and other charges from our corporate reorganization and spin-off are not subject to reasonable estimation. The benefits were directly related to improving stockholder value through creating a focused chemical company. There were approximately 45 severances related to these charges, the majority occurring in 2001.

Net Interest expense in 2002 was $71.6 million compared to $58.3 million in 2001. The increase in interest expense can largely be attributed to higher average debt levels and higher interest rates from our 2002 refinancing. (See “Liquidity and Capital Resources” and Note 10 to our consolidated financial statement included in this Form 10-K for further details on the refinancing and its effects on our results.)

Provision/benefit for income taxes. We recorded an income tax provision of $17.4 million in 2002 compared to a benefit of $166.6 million in 2001 resulting in effective tax rates of 20 percent and 35 percent, respectively. The 2001 tax benefit is a direct result of the significant restructuring and other charges and impairments recorded in 2001. The differences between the effective tax rates for these periods and the statutory U.S. Federal income taxes rate relate primarily to differing foreign tax rates, depletion, the impairment of certain assets, foreign sales corporation benefits and incremental state taxes.

Discontinued Operations. We recorded a loss from discontinued operations of $5.3 million ($3.3 million after tax) in 2002 for environmental remediation costs at sites of discontinued businesses for which we are responsible for environmental compliance. (See “Environmental Obligations” below and Note 11 to our consolidated financial statement included in this Form 10-K for further details.)

We recorded a loss from discontinued operations of $42.5 million ($30.5 million after tax) in 2001. Included in this amount are earnings of Technologies, including interest expense of $11.2 million, which was allocated to discontinued operations in accordance with Accounting Principles Board Statement No. 30 (“APB 30”) and later relevant accounting guidance, costs related to the spin-off and an additional income tax provision related to the reorganization of our worldwide entities in anticipation of the separation of Technologies from FMC. In addition, we recorded a charge of $18.0 million for updated estimates of environmental remediation costs related to our other discontinued businesses.

Net income/loss. We recorded net income of $65.8 million in 2002 compared to a net loss of $337.7 million for 2001. This variance reflects $323.1 million of asset impairments and $280.4 million of restructuring and other charges recorded in 2001. Net income in 2002 compared to 2001, excluding asset impairments and restructuring and other charges, was lower due to lower sales in Agricultural Products and Industrial Chemicals, somewhat offset at the earnings level by lower costs through savings from our recent restructuring activities. We expect net income to be lower in 2003 compared to 2002 mostly due to increased interest expense as a result of our recent refinancing and poorer performance from Astaris in a difficult phosphorus market (see “Liquidity and Capital Resources.”)

Other Financial Data

Capital Expenditures totaled $83.9 million in 2002 compared to $145.6 million in 2001. Lower capital expenditures are the result of the lack of requirements for capital expansions and our continued focus on essential value-creating projects. Also reducing capital expenditures was the lack of spending related to environmental assets at Pocatello. The need for continued spending on these environmental assets was eliminated in the fourth quarter of 2001 with the shutdown of Pocatello.

The following are line items from our segment profit and loss statement used to reconcile segment-operating profit to consolidated income from continuing operations before income taxes and the cumulative effect of a change in accounting principle (see Note 18 to our consolidated financial statements included in this Form 10-K).

Corporate expenses were $35.6 million in 2002 and $36.3 million in 2001. Corporate expense represents shared costs that cannot be reasonably allocated among the segments.

Other income and expense, net is comprised primarily of LIFO inventory adjustments and pension income or expense. Net other loss for the year was $0.4 million compared to a net other loss of $1.6 million in 2001. This variance is largely attributable to a LIFO reserve adjustment offset by additional pension and postretirement expenses.

Segment Results—2002 compared to 2001

Segment operating profit is presented before taxes, asset impairments, restructuring and other charges, interest expense, net and other income and expense, net. Information about how each of these items relates to our businesses at the segment level and results by segment are discussed below and in Note 18 to our consolidated financial statements included in this Form 10-K.

Agricultural Products

Agricultural Products revenue for the year ended December 31, 2002 was $615.1 million, down 6 percent, compared to $653.1 million for the year ended December 31, 2001. Herbicide sales decreased to $135.0 million in 2002 compared to $163.6 million in 2001 mainly due to a planned reduction in sulfentrazone sales, as we shift our focus from soybeans to higher value crops, and poor weather conditions in North America. Insecticide sales were down slightly at $480.1 million in 2002 compared to $489.5 million in 2001 mostly due to weaker insecticide demand in Asia from drought conditions in Australia and channel inventory reductions, somewhat offset by the development of new applications, so-called “new labels,” and higher pest infestation levels on cotton in North America. A stronger demand and new applications in our non-agricultural markets such as turf ornamental and household pests also favorably affected sales in 2002.

Earnings for the year ended December 31, 2002 were $69.5 million compared to $72.8 million in the prior year. Lower herbicide sales and the absence of a $20.0 million profit protection payment from E.I. du Pont de Nemours and Company (“DuPont”) were more than offset by lower selling, administrative and research costs. (See Agricultural Products under “Segment Results—2001 compared to 2000.”)

Earnings also reflect Agricultural Products’ continuing strategic refocusing on key geographic markets and crops and to realign our R&D resources to our core strengths in insecticides. Related to these refocusing efforts were restructuring charges in both 2002 and 2001. In 2002 we recorded $4.7 million of restructuring charges for the idling and reorganization of our sulfentrazone plant in Baltimore and to implement our new distribution strategy in Europe. In the fourth quarter of 2001, we recorded a $12.5 million charge to eliminate all herbicide discovery research as well to reduce our direct sales and support staff to align resources to key geographic markets and crops. Restructuring charges are not included in the results of our business segments. See Restructuring and other charges under “Results of Operations—December 31, 2002 compare to December 31, 2001” for further details.

We believe our Agricultural Products segment will continue to show improvement in 2003 through new labels, sales growth from global alliances, continued cost savings and our refocus strategy.

Specialty Chemicals

Specialty Chemicals’ revenue for the year ended December 31, 2002 was $488.2 million, up 3 percent from $472.0 million in 2002. BioPolymer revenue increased to $355.2 million from $341.2 million in 2001 reflecting a stronger pharmaceutical demand for microcrystalline cellulose, for its use in binders, and steady demand for carrageenan and microcrystalline cellulose in the food ingredients market. Partially offsetting increased revenue were lower alginate sales due to weaker industrial markets and an unfavorable carrageenan mix in food ingredients. In lithium, revenue performance was $133.0 million in 2002 compared to $130.8 million in 2001. A stronger organolithium performance in the pharmaceutical and specialty polymer markets and increased demand for energy storage materials for both rechargeable and non-rechargeable batteries were offset by lower exports of lithium salts to Japan, due to a weaker economy, and the absence of a sale into the pharmaceutical markets which occurred the fourth quarter of 2001.

Earnings of $89.8 million for the year ended December 31, 2002 were 3 percent higher compared to $87.5 million for 2001. Higher earnings can be attributed to higher sales from overall BioPolymer growth, a decrease in manufacturing costs in lithium, due largely to the devaluation of the Argentine peso, and the absence of a $4.2 million ($2.8 million after tax) charge from the required change in accounting for amortization related to goodwill. Specialty Chemicals’ goodwill was the direct result of BioPolymer’s 1999 acquisition of Pronova Biopolymer AS. Lithium’s earnings were also favorably impacted by higher butyllithium sales. In addition, the large pharmaceutical sale in lithium, discussed above, delivered a high margin sale in 2001 that was not repeated in 2002.

During 2002, our BioPolymer business experienced profit pressures within the industrial markets it serves principally with its alginate product line. As a result, in 2002 we initiated a restructuring to reduce headcount and streamline production costs. We believe that this action will further focus BioPolymer’s commercial efforts on core, high value markets, including pharmaceutical formulation, food ingredients and personal care. We will focus our efforts on improving alginates profitability in 2003 by concentrating on higher value markets.

Industrial Chemicals

Industrial Chemicals’ revenue was $753.4 million for the year ended December 31, 2002, down 8 percent, compared to $822.0 million in 2001. Alkali revenue decreased to $368.0 million in 2002 from $402.5 million in 2001 due to lower overall volumes, lower soda ash export prices and the first quarter 2002 sale of our sodium cyanide business. A portion of the decline in soda ash revenues is attributable to the substitution by some of our industrial customers of caustic soda for soda ash, which occurs when caustic prices decline substantially as they did in the first quarter of 2002. Furthermore, we experienced lower international sales volumes through the American Natural Soda Ash Association (“ANSAC”), a foreign sales association for U.S. soda ash. Foret saw a decrease in revenue to $222.5 million in the current year compared to $243.8 million in 2001 reflecting lower phosphate sales, due in part to the loss of a major European detergent customer and generally lower volumes and lower prices throughout its product lines. Somewhat offsetting decreased revenue at Foret was the favorable translation effect of a stronger euro. Peroxygens (hydrogen peroxide and active oxidants) revenue decreased to $162.9 million in 2002 from $175.7 million in 2001 due to generally lower selling prices and lower persulfate volumes, reflecting a depressed printed circuit board market. Increased hydrogen peroxide volumes in non-pulp markets along with stronger sales into the pulp markets in the second half of 2002, somewhat offset lower average selling prices and lower persulfate volumes.

Overall we have maintained earnings levels recording $71.6 million of earnings in 2002 compared to $72.6 in the prior year. Relatively flat earnings on lower sales reflected lower material costs, significant cost savings from our 2002 and 2001 restructuring efforts and lower operating costs related to reduced environmental compliance spending at Pocatello.

Reacting to market weakness in Industrial Chemicals in 2002 we recorded restructuring charges of $12.4 million to improve our cost position through reorganization changes and mothballing significant parts of our Granger caustic facility and Spring Hill, West Virginia hydrogen peroxide facility. During 2001 we recorded significant charges to impair and subsequently restructure our U.S.-based phosphorus chemicals business. Total charges for 2001 included an impairment charge of $224.2 million and restructuring and other charges of $247.9 million. Segment earnings do not include these charges. Asset impairments and restructuring and other charges are not included in our business segment results. See Asset Impairments and Restructuring and other charges above and Notes 5 and 6 to our consolidated financial statements included in this Form 10-K.

The restructuring of our U.S.-based phosphorus chemicals business in late 2001 has allowed us to continue to improve our cost structure and competitive position as we move away from the production and sourcing of elemental phosphorus. Our U.S.-based phosphorus chemicals business’s cost position should continue to improve as its PPA production increases. The shutdown of Pocatello also allowed FMC to eliminate capital spending on the environmental projects in 2002 and avoid significant start-up and certain on-going operating costs for environmental compliance issues at the site. The restructuring activities in 2002 should improve our cost and competitive position in hydrogen peroxide from the mothballing at Spring Hill.

Lower joint venture earnings at Astaris and lower volumes and price throughout the segment offset the cost savings from our restructuring activities. Lower earnings from Astaris were due to a 8 percent decrease in sales to $445.7 million in 2002 from $486.2 million in the prior year. A decreased benefit from the former power resale contract with Idaho Power and higher than expected startup costs at Astaris’s PPA plant were somewhat offset by lower sourcing costs. The total resale power benefit to Astaris in 2002 was approximately $12 million compared to approximately $34 million in 2001. This benefit will not continue in 2003.

We generally foresee minimal improvement in economic and competitive conditions within Industrial Chemicals in 2003. Because of a deterioration at Astaris resulting from increased competitive rivalry at Astaris and the lack of any benefit from the power resale we expect that equity losses from this joint venture will offset the anticipated improved profit performance of other products in our Industrial Chemicals segment in 2003. Furthermore, we expect to make keepwell payments based on Astaris’s 2003 performance.

Results of Operations—2001 compared to 2000

Revenue was $1,943.0 million in 2001, down 5 percent from $2,050.3 million in 2000 reflecting weaker demand from the industrial markets served by our Industrial Chemicals business segment and lower sulfentrazone sales in our Agricultural Products business segment.

Asset impairments totaled $323.1 million ($233.8 million after tax) for 2001 compared to $10.1 million ($6.2 million after tax) in 2000.

Industrial Chemicals recorded an impairment charge of $224.2 million in 2001. A charge of $12.3 million was for the impairment of assets in our sodium cyanide operations and $211.9 million was for the impairment of our U.S.-based phosphorus business.

We recorded an impairment charge of $98.9 million related to our Specialty Chemicals segment’s lithium operations in Argentina. We established this operation, which includes a lithium mine and processing facilities, approximately five years ago in a remote area of the Andes Mountains. See Asset Impairments under “Results of Operations—2002 compared to 2001” above for further details related to these charges.

During 2000, we recorded asset impairments of $10.1 million ($6.2 million after tax). Impairments of $9.0 million were recognized because of the formation of Astaris, including the write-down of certain phosphorus assets retained by our company and the accrual of costs related to our planned closure of two phosphorus facilities. Other asset impairments were due to the impact of underlying changes within the Specialty Chemicals segment.

Restructuring and other charges.    A change in market conditions and in our corporate strategy resulted in restructuring and other charges of $280.4 million ($172.1 million after tax) in 2001. A charge of $35.2 million ($21.7 million after tax) was recorded in 2000.

Industrial Chemicals recorded restructuring and other charges of $247.9 million in 2001. The majority of this charge, $241.7 million, was for restructuring and other charges associated with our U.S.-based phosphorus operation. The balance of this charge, $6.2 million, was for restructuring activities at several sites including $5.7 million for the mothballing of our Granger soda ash facility.

Also in 2001 we recorded $12.5 million of severance and other costs related to our Agricultural Products segment, as a result of our decision to refocus certain R&D activities. The majority of the spending related to these charges occurred in 2002.

Of the remaining 2001 charges, $20.0 million related to corporate reorganization costs due to the spin-off of Technologies and to several minor reorganization costs in our Specialty Chemicals segment. The majority of the spending related to these charges occurred in 2001 and the first half of 2002.

We reduced our workforce by approximately 320 people in connection with our 2001 restructuring activities, the majority of which occurred within the same year.

During 2000, we recorded restructuring and other charges of $35.2 million ($21.7 million after tax). Restructuring charges of $20.6 million were attributable to the formation of Astaris and the concurrent reorganization of our Industrial Chemicals sales, marketing and support organizations, the reduction of office space requirements in our Philadelphia chemical headquarters and pension expense related to the separation of phosphorus personnel from our company. In addition, we recorded $12.5 million of environmental charges from increased cost estimates for ongoing remediation of several phosphorus properties. Other restructuring charges included $2.1 million for other projects. Of the approximately 350 employee severances that were expected to occur through the completion of these programs in 2000, 281 occurred at December 31, 2000 while the remainder occurred in 2001.

Interest expense, net in 2001 was $58.3 million compared to $61.8 million in 2000. The decrease in net interest expense in 2001 was primarily the result of lower average debt levels during the year.

Income/loss from continuing operations was a loss of $306.3 million in 2001 compared to income of $125.6 million in 2000. Most of the decline can be attributed to asset impairments and restructuring and other charges of $603.5 million ($405.9 million after tax) in 2001 compared to charges of $45.3 million ($27.9 million after tax) in 2000. Also contributing to the decline were poor economic conditions affecting the chemical industry worldwide.

Provision/benefit for income taxes.    We recorded an income tax benefit of $166.6 million in 2001 resulting in an effective tax rate of 35.2 percent compared to income tax expense of $33.0 million and an effective tax rate of 20.8 percent in 2000.

Discontinued operations.    We recorded a loss from discontinued operations of $42.5 million ($30.5 million after tax) in 2001. Included in this amount is a loss from Technologies of $19.6 million and a charge of $18.0 million for updated estimates of environmental remediation costs related to our other discontinued businesses.

During 2000, we recorded a loss from discontinued operations of $17.7 million ($15.0 million after tax). Of this amount, $64.0 million were from the earnings of the spun-off Technologies offset by an $80.0 million loss for a settlement of litigation related to our discontinued Defense Systems business.

Net income/loss.    We recorded a net loss of $337.7 million for 2001 compared to net income of $110.6 million in 2000. This variance reflects the effect of significant asset impairments and restructuring and other charges recorded in 2001.

Other Financial Data

Capital expenditures were $145.6 million in 2001 compared to $197.3 million in 2000. Decreased capital expenditures in 2001 reflected lower spending related to environmental assets at Pocatello. The need for these environmental assets was eliminated in the fourth quarter of 2001 with the shutdown of Pocatello.

The following are line items from our segment profit and loss statement used to reconcile segment-operating profit to income from continuing operations before income taxes and the cumulative effect of a change in accounting principle (see Note 18 to our consolidated financial statements included in this Form 10-K).

Corporate expenses were $36.3 million in 2001 and $36.2 million in 2000. Corporate expense represents shared costs of the segments that cannot be reasonably allocated.

Other income and expense, net is comprised primarily of LIFO inventory adjustments and pension income or expense. Net other expense for the year was $1.6 million compared to net other income of $9.6 million in 2000. This variance is largely attributable to increased pension costs and lower amortization of a deferred pension asset.

Segment Results—2001 compared to 2000

Segment operating profit is presented before income taxes, asset impairments, restructuring and other charges, interest expense, net and other income and expense, net. Information about how each of these items relates to our businesses at the segment level and results by segment are discussed below and in Note 18 to our consolidated financial statements included in this Form 10-K.

Agricultural Products

Agricultural Products revenue decreased to $653.1 million in 2001 from $664.7 million in 2000. Agricultural Products segment operating profit declined to $72.8 million, down 17 percent from 2000.

Herbicides revenue decreased 7 percent to $163.6 million in 2001 compared to $175.9 million in 2000 reflecting the lack of sulfentrazone sales to DuPont in 2001. Herbicide sales were down reflecting these lower sulfentrazone sales; however, earnings in 2001 included a one-time, profit protection payment from DuPont of $20 million (see below). Excluding this payment, segment operating profit decreased 40 percent in 2001. Total sulfentrazone sales to DuPont were $16.2 million in 2000. Insecticide revenue totaled $489.5 million in 2001 compared to $488.8 million in 2000. The insecticide revenue decrease was mostly due to weakness in Asian and Latin American markets.

In 1998 we entered into an exclusive agreement with DuPont to provide them sulfentrazone in North America for use on soybeans. However, the sale of formulated products incorporating sulfentrazone did not reach expectations and the contract purchases were cancelled in 2001. DuPont no longer has exclusive rights to the use of sulfentrazone on soybeans in North America. We began developing new markets in 2001, expanding our sulfentrazone sales, including sales into the North America soybean market. We believe that we have recovered approximately one third of the sulfentrazone volumes lost from the absence of DuPont’s purchases.

During the fourth quarter of 2001, Agricultural Products began a restructuring of its operations to focus on key markets and products. A restructuring charge of $12.5 million ($7.8 million after tax) was taken in 2001 to support these plans.

Specialty Chemicals

Specialty Chemicals revenue was $472.0 million in 2001, down from $488.8 million in 2000 due to lower revenue in both BioPolymer and lithium. Specialty Chemicals segment operating profit declined to $87.5 million, or 5 percent from $92.4 million in the prior year. BioPolymer revenue decreased to $341.2 million in 2001 compared to $350.8 million in 2000 due to a combination of a weaker euro, weaker demand from customer inventory corrections and lower selling prices for alginates and carrageenan in specialty markets. Lithium revenue decreased to $130.8 million in 2001 from $138.0 million in 2000 resulting from our strategic exit from the commodity lithium carbonate market and slower industrial markets, particularly in Europe.

Industrial Chemicals

Industrial Chemicals revenue decreased to $822.0 million in 2001, down 9 percent compared to $905.6 million in 2000. Industrial Chemicals’ segment operating profit declined by 36.6 percent to $72.6 million in 2001 from $114.5 million in 2000.

Alkali revenue was relatively flat in 2001 at $402.5 million compared to $402.0 million in the prior year. Peroxygens revenue (hydrogen peroxide and active oxidants) of $175.7 million in 2001 compared to $189.2 million in 2000 was down despite the price increases initiated in late 2000 and the application of an energy surcharge in early 2001. Foret, our Spanish operation, recorded revenue of $243.8 million compared to $235.2 million in 2000 reflecting strong phosphate and zeolite markets.

The 2001 and 2000 revenue comparison was further affected by the inclusion of sales from our U.S.-based phosphorus chemicals business in the first three months of 2000, which totaled $79.2 million. Subsequent to March of 2000, U.S. phosphorus chemical sales have been deconsolidated and reflected through our equity investment in Astaris.

Lower operating profit reflected economic weakness during the year, increased power costs, consent decree spending at Pocatello and the PPA plant startup costs.

During 2001 we continued to execute our business plan for our Industrial Chemicals business segment which included significant restructuring activities as well as our continued review of long-term assets for impairment. The goal was to mitigate the future effects of the anticipated economic slowdown as well as prepare the business for long-term growth while maximizing cash generation. Asset impairments totaled $224.2 million and restructuring and other charges related to these activities totaled $247.9 million in 2001. Restructuring and other charges included $96.5 million for restructuring activities in our U.S.-based phosphorus chemicals and cyanide businesses and $151.4 million of other charges related to our U.S.-based phosphorus chemicals business.

New Accounting Standards Adopted

On January 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” For further discussion of the effect of this recently adopted standard see Note 1 to our consolidated financial statements included in this Form 10-K.

On January 1, 2002, we adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements of SFAS No. 121 related to the recognition of the impairment of long-lived assets to be held and used. There was no impact of adopting SFAS No. 144 in 2002.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145 “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 14, and Technical Corrections.” The Statement rescinds or amends a number of existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In 2002, with the retirement of our Meridian Gold debentures, we elected to adopt SFAS No. 145 early and recorded a $3.1 million loss ($1.9 million after tax) in 2002 related to the early retirement of these debentures in selling, general and administrative expenses in accordance with SFAS No. 145.

In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such a guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002, and are included in Note 17 to our consolidated financial statements included in this Form 10-K.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An amendment of FASB Statement No. 123” (“SFAS No. 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. Effective January 1, 2003, we adopted the disclosure requirements of SFAS No. 148 regarding disclosure requirements for condensed consolidated financial statements for interim periods. We have determined that our company will not make the voluntarily change to the fair value based method of accounting for stock-based employee compensation.

On January 1, 2001, we implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138 (collectively, the “Statement”). The Statement required our company to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in other comprehensive income, depending on the type of hedging transaction and whether a derivative is designated as an effective hedge. In accordance with the provisions of the Statement, we recorded a first quarter 2001 loss from the cumulative effect of a change in accounting principle of $0.9 million after-tax in the consolidated statement of earnings, and a deferred gain of $16.4 million after-tax in accumulated other comprehensive loss.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We expect to adopt the provisions of this pronouncement in 2003, as required. The effects of adoption, if any, are currently being evaluated.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses the accounting and reporting for costs of so-called “exit activities” (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. It is effective beginning in 2003 with the liability recognition criteria under the standard applied prospectively. We will adopt SFAS No. 146 beginning in 2003 and are evaluating the potential impact of adoption on our accounting policies regarding exit and disposal activities.

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

When issues arise, including notices from the EPA or other government agencies identifying our company as a PRP, our environmental remediation management assesses and manages the issues. When necessary, we use multifunctional teams composed of environmental, legal, financial and communications personnel to ensure that our actions are consistent with our responsibilities to the environment and public health, as well as to our employees and shareholders.

We provided environmental provisions totaling $10.2 million in 2002. This included charges related to environmental sites of discontinued businesses and continuing operating sights. In 2001 we provided $68.8 million of environmental provisions related to operating and discontinued sites, of which $47.4 million was for additional remediation related to the shutdown of Pocatello. In the second quarter of 2000, we provided environmental provisions totaling $12.5 million related to ongoing remediation of several phosphorus properties.

Additional information regarding our environmental accounting policies and environmental liabilities is included in “Application of Critical Accounting Policies” and Notes 1 and 11, respectively to our consolidated financial statements included in this Form 10-K. Information regarding environmental obligations associated with our discontinued operations is included in Note 11 to our consolidated financial statements included in this Form 10-K. Estimates of 2002 environmental spending are included in “Liquidity and Capital Resources.”

Liquidity and Capital Resources

During 2002, we strengthened our liquidity position and obtained adequate capital resources for planned business operations by completing a series of financing transactions.

On June 12, 2002, we issued 3.25 million shares of common stock and used the net proceeds of $101.3 million to reduce amounts borrowed under our $240.0 million senior unsecured revolving credit facility. This was the first step in a refinancing plan in which we intended subsequently to issue unsecured bonds and renew and extend the maturity of our $240.0 million revolving credit facility.

In June 2003, subsequent to the completion of our common stock offering, Moody’s lowered its rating of our long-term debt from Baa3 to Ba1. Moody’s rating of Baa3 is the tenth level from the top of its ratings scale comprised of twenty long-term debt ratings. Its downgrade of our long-term debt rating by one level to Ba1, or the eleventh of twenty ratings, was from its lowest investment-grade rating to the highest level of the non-investment-grade category. Moody’s also lowered its rating of our short-term debt from P-3 to NP, the fourth level from the top of its five-level short-term debt ratings scale. Subsequent to these actions by Moody’s, we ceased offerings under our commercial paper program and repaid maturities through borrowings under our $240.0 million senior unsecured revolving credit facility. Also resulting from the downgrade in our credit ratings, availability decreased under our former accounts receivable securitization program, which was offset by increased borrowings under our $240.0 million senior unsecured revolving credit facility. The ratings downgrades resulted in several changes to our refinancing plan.

On October 21, 2002, we completed a refinancing in which we issued $355.0 million aggregate principal amount of 10.25 percent senior secured notes due 2009 (the “Notes”) at a discount of $4.4 million. Simultaneously, we entered into a new $500.0 million senior secured credit agreement (the “Credit Agreement”), which provides for a $250.0 million revolving credit facility and a $250.0 million term loan facility, and obtained a $40.0 million supplemental secured standby letter of credit facility (the “Supplemental Letter of Credit Facility” and together with the Credit Agreement, the “Credit Facilities”). On October 21, 2002 we obtained $244.9 million, net of discounts, from the Credit Agreement’s term loan facility. The net proceeds from the sale of the Notes and borrowings under the Credit Agreement totaling $595.5 million were used to:

•	Fund $260.0 million into a debt reserve account (the “Debt Reserve Account”), included in restricted cash, to redeem $99.5 million in aggregate principal amount of our 7.125 percent medium-term notes due November 2002 and $160.5 million aggregate principal amount of our 6.375 percent debentures due in September 2003.

•	Repay all borrowings under and terminate our former $240.0 revolving credit facility and accounts receivable securitization facility, which had outstanding amounts of $136.1 million and $65.0 million, respectively, both of which were terminated on October 21, 2002;

•	Fund into a restricted cash account (the “Restricted Cash Collateral Account”), included in restricted cash, $130.8 million to refinance and replace with cash collateral certain surety bonds and letters of credit supporting self-insurance programs, environmental obligations and future business commitments and provide $43.4 million of cash to collateralize letters of credit supporting variable rate industrial and pollution control revenue bonds; and

•	Pay fees and expenses of approximately $21 million, which included bank fees, and various other costs.

The Supplemental Letter of Credit Facility was utilized in connection with our refinancing to provide letters of credit totaling $39.9 million in support of self-insurance programs and environmental obligations.

Among other restrictions, the Credit Facilities contain financial covenants related to leverage (measured as the ratio of adjusted earnings to debt), interest coverage (measured as the ratio of interest expense to adjusted earnings), consolidated net worth and capital spending. We were in compliance with all debt covenants at December 31, 2002. See Note 10 of our consolidated financial statements included in this Form 10-K for a summary of the terms for both the Notes and the new Credit Facilities.

Prior to the completion of our refinancing, we obtained funding through an accounts receivable securitization program. We sold receivables, without recourse, through our wholly owned bankruptcy-remote subsidiary, FMC Funding Corporation, which then sold the receivables to an unrelated finance company. The sold receivables and repurchase obligations related to the securitization program were not recorded on our consolidated balance sheet. The accounting for our former accounts receivable securitization program was in accordance with the requirements of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The transfer of accounts receivable qualified as a sale under the provisions of SFAS No. 140 as a result of our surrender of control of these financial assets, without recourse, in exchange for cash. Accordingly, we recorded a reduction of accounts receivable equal to the total amount of cash received from FMC Funding Corporation in connection with the transaction. The downgrade of our long-term debt rating by Moody’s in June 2002 reduced the funds available to us from this program. Funds from the accounts receivable securitization totaled $79.0 million at December 31, 2001. On October 21, 2002 we terminated our accounts receivable securitization program with proceeds from our new financing.

We maintained a $240.0 million committed revolving credit facility that was scheduled to expire in December 2002. The total amount outstanding under this facility at December 31, 2001 was $68.0 million. In January 2002, we obtained a supplemental $50.0 million committed credit facility to meet short-term seasonal financing needs. In August 2002, this supplemental credit facility was amended to reduce its availability to $25.0 million and to extend its maturity to October 31, 2002. Upon completion of our refinancing we repaid outstanding borrowings of $136.1 million and terminated the $240.0 million revolving credit facility with the proceeds from our refinancing. We also terminated the supplemental credit facility, under which there were no outstanding borrowings when terminated.

At December 31, 2002, we had total debt of $1,267.0 million compared to debt of $923.5 million as of December 31, 2001. This included $64.3 million of short-term debt at December 31, 2002, comprised almost entirely of foreign borrowings, compared to $136.5 million at December 31, 2001. There were no revolving credit borrowings outstanding under our new Credit Agreement at December 31, 2002.

During 2002 significant events affecting our liquidity included:

Spending against restructuring and other reserves of $91.8 million, including paying $32.3 million for the shutdown and remediation our Pocatello plant; paying $131.6 million for scheduled maturities and for redemptions of long-term debt; paying $32.5 million to redeem all of the outstanding 6.75 percent exchangeable senior subordinated debentures; redeeming $17.1 million of our 6.375 percent debentures due September 2003 and issuing 3.25 million shares of common stock with net proceeds of $101.3 million.

Cash and cash equivalents at December 31, 2002 and December 31, 2001 were $89.6 million and $23.4 million, respectively.

Cash provided by operating activities was $136.2 million for the year ended December 31, 2002 compared to cash required by operating activities of $52.9 million in 2001 and cash provided by operating activities of $272.4 million in 2000. Historically, cash flows from operating activities have funded a substantial portion of our cash requirements. In 2002 and 2001 cash from operating activities was reduced by the net cash impact of spending related to our restructuring and other charges. Included in our operating cash activities in 2002 is $63.8 million for spending on restructuring and other activities, including $32.3 million for the shutdown and remediation of Pocatello. The future spending against restructuring reserves related to the Pocatello shutdown of $53.0 million at December 2002 is expected to continue through 2007 with progressively less spent in each of the future years. Accounts payable and accrued liabilities decreased significantly in 2002 reflecting lower business activity, including lower inventory, in 2002 than in 2001. Also favorably affecting our 2002 cash provided by operating activities was improved collections of accounts receivable especially within Agricultural Products, particularly in Latin America.

Cash required by discontinued operations for the twelve months ended December 31, 2002, 2001 and 2000 was $29.6 million, $111.9 million and $50.1 million, respectively. The majority of the spending for our discontinued operations is for environmental remediation on discontinued sites and post-employment benefits for former employees of discontinued businesses. In the first quarter of 2001 the company made an $80.0 million payment for the settlement of litigation related to our discontinued defense systems business.

Cash required by investing activities was $110.8 million, $169.6 million, and $97.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The majority of this spending related to capital additions to our property, plant and equipment to maintain operating standards and comply with environmental, health and safety regulations. Also included in investing activities are keepwells to Astaris of $29.6 million and $31.3 million for 2002 and 2001, respectively. A planned reduction in capital spending in 2002 compared to 2001 contributed to the decline in cash required by investing activities. Additionally, 2001 included approximately $43 million for spending on environmental remediation assets at Pocatello. The fourth quarter 2001 decision to shut down Pocatello enabled us to curtail this spending. Cash required by investing activities in 2000 was reduced by a net cash distribution by Astaris to FMC of $88.8 million.

Cash provided by financing activities for 2002 of $65.8 million decreased by $271.3 million when compared to cash provided by financing activities of $346.7 million in 2001. Our 2002 financing activities included a net increase in long-term debt of $384.1 million from net proceeds of our refinancing of $595.5 million. The current year’s activity also reflects $181.2 million paid to redeem long-term debt, a $37.8 million decrease in our vendor financing and $65.0 million paid to terminate our accounts receivable securitization program in October 2002. This program had an outstanding balance of $79.0 million at December 31, 2001. Our long-term debt repayments included payments of $10.4 million, $25.0 million and $99.5 million, respectively, in the first, second and fourth quarters of 2002 for scheduled maturities, the redemption of $17.1 million aggregate principal amount of our 6.37 percent debentures due September 2003 and several other minor maturities. We also made payments of $32.5 million to redeem all outstanding 6.75 percent exchangeable senior subordinated debentures. Financing sources included $101.3 million, net of issuance costs, from the issuance of 3.25 million shares of common stock in the second quarter of 2002, which was used to reduce outstanding borrowings under our former $240.0 million revolving credit facility, which was terminated upon the completion of our refinancing in October 2002. Our 2001 financing activities included $430.7 million from the IPO of Technologies, net of contributions to Technologies to support their operating cash needs.

Commitments and other potential liquidity needs

Our 2003 cash needs include operating cash requirements, capital expenditures, scheduled maturities of long-term debt, equity contributions to Astaris, an expected contingent payment due at year-end 2003 related to the acquisition of Tg Soda Ash, environmental spending and restructuring spending. We plan to meet these liquidity needs through cash generated from operations and borrowings under the new Credit Agreement.

We have provided an agreement to lenders of Astaris under which we have agreed to make equity contributions to Astaris sufficient to make up one-half of shortfalls in Astaris’s earnings below certain levels. Astaris’s earnings did not meet the agreed levels for 2002 and 2001 and we do not expect that such earnings will meet the levels agreed for 2003. We contributed $29.6 million to Astaris under this arrangement in 2002 and $31.3 million in 2001. We expect our equity contributions to Astaris in 2003 to be between $35 million and $50 million. The proportional amount of Astaris’s indebtedness subject to this agreement from FMC was approximately $84.0 million at December 31, 2002. In 2002, certain amendments to the agreement under which FMC makes equity contributions to Astaris that were necessary to complete our refinancing were obtained from Astaris’s lenders.

On June 30, 1999, we acquired Tg Soda Ash, Inc. from Elf Atochem North America, Inc. for approximately $51.0 million in cash and a contingent payment due at year-end 2003. The contingent payment amount, which will be based on the financial performance of the combined soda ash operations between 2001 and 2003, cannot currently be determined precisely but is expected to be in the range of $40.0 million to $45.0 million.

Projected 2003 spending also includes approximately $50 million of environmental remediation spending, of which $25 million relates to Pocatello and $25 million for other operating and discontinued business sites. This spending does not include expected spending of approximately $7 million and $9 million in 2003 and 2004, respectively, on capital projects relating to environmental control facilities. Also, we expect to spend in the range of approximately $20 million to $25 million annually in 2003 and in 2004 for environmental compliance costs, which are an operating cost of the company and are not covered by established reserves.

Other commitments that could affect our liquidity include the following:

In connection with the spin-off of Technologies, we retained liability for various contingent obligations totaling $289.0 million at December 31, 2001. Contractual releases obtained by FMC have reduced this amount to $14.5 million at December 31, 2002. We expect this amount to decline further in 2003. Contingent obligations include guarantees of the performance of Technologies under various customer contracts, reimbursements on behalf of Technologies under letters of credit, and guarantees of indebtedness of Technologies. We have a guaranty agreement from Technologies providing for reimbursement to us if we are ever called upon to satisfy these obligations. Because of our expectation that the underlying obligations will be met and the existence of the guarantee from Technologies, we believe it is unlikely that we would have to pay any of these contingent obligations.

In the ordinary course of business, we provide credit enhancements to governmental agencies, insurance companies, and others for our environmental obligations, self-insurance programs and other future business commitments. As part of our refinancing, we funded $130.8 million into a Restricted Cash Collateral Account, to provide for future cash collateralization of a portion of these obligations. Additionally, we obtained $39.9 million of standby letters of credit under our Supplemental Letter of Credit Facility.

At December 31, 2002 there was $41.0 million principal amount outstanding of variable rate industrial and pollution control revenue bonds supported by $43.4 million in bank letters of credit. Subsequent to December 31, 2002, as part of our refinancing, we obtained sufficient cash to collateralize, fully, these letters of credit.

We provide parent guarantees to lending institutions providing credit to our foreign subsidiaries. The outstanding amounts of debt guaranteed were $64.3 million and $68.5 million, respectively, at December 31, 2002 and 2001.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers in Brazil for their seasonal borrowing needs. The customers’ obligations to us are largely secured by liens on their crops. The total of these guarantees at December 31, 2002 was $18.2 million compared to $56.0 million at December 31, 2001. We also provide guarantees to financial institutions on behalf of certain Agricultural Products customers in Brazil to support their importation of third-party agricultural products. These guarantees totaled $4.5 million and $10.0 million December 31, 2002 and at December 31, 2001, respectively.

Our total significant committed contracts that we believe will affect cash over the next five years and beyond are as follows:

	Expected Cash Payments by Year
Contractual Commitments	2003	2004	2005	2006	2007 & beyond	Total
	(In Millions)
Short-term debt	$64.3	$—	$—	$—	$—	$64.3
Long-term debt maturities (1)	167.8	3.1	63.3	3.4	975.0	1,212.6
Lease obligations (2)	28.4	26.8	25.1	18.6	94.5	193.4
Forward energy and foreign exchange contracts	3.4	1.8	0.4	—	—	5.6
Tg Soda Ash contingent payment (3)	40.0	—	—	—	—	40.0
Astaris keepwell payments (4)	35.0	—	—	—	—	35.0

Total	$338.9	$31.7	$88.8	$22.0	$1,069.5	$1,550.9

(1)	Before discounts.
(2)	Before recoveries.
(3)	Based on the low end of our estimated range.
(4)	Astaris keepwell payments are based on the low end of our estimated range of possible 2003 keepwell payments.

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

No cash dividends were paid in 2002. No cash dividends were paid in 2001 other than amounts paid in lieu of fractional shares as discussed above. No cash dividends were paid in 2000. No cash dividends are expected to be paid in 2003.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings, cash flows, and financial position are exposed to market risks relating to fluctuations in commodity prices and foreign currency exchange rates. It is our policy to minimize cash flow exposure to changes in currency and exchange rates through a controlled program of risk management by entering into derivative contracts with major financial institutions.

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

At December 31, 2002 and December 31, 2001, our net financial instrument position was a net liability of $5.7 million and $25.9 million, respectively. The change in the net financial instrument position was due to improved positions in our natural gas forward contracts due to increased energy prices somewhat offset by favorable foreign currency forward contracts against a strengthening euro.

Interest Rate Risk

Our debt portfolio at December 31, 2002 is composed of 74 percent fixed-rate debt and 26 percent variable-rate debt. The largest portion of our variable rate debt is from our $250.0 million term loan facility which was outstanding for approximately two months in 2002. The majority of our debt portfolio at December 31, 2001 was composed of fixed-rate debt. Changes in interest rates have different impacts on the variable-rate portions of our debt portfolio. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

Based on the variable-rate debt included in our debt portfolio as of December 31, 2002 and 2001, a 100 basis point increase or decrease in interest rates would not significantly affect net income in either year.

Commodity Price Risk

Energy costs are approximately 8 percent of our cost of sales and services. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas. Below is a sensitivity analysis reflecting the effect of changing energy prices.

The sensitivity analysis assumes an instantaneous 10 percent change in natural gas prices from their levels at December 31, 2002 and December 31 2001 with all other variables (including interest rates) held constant. A 10 percent increase in New York Mercantile Exchange (“NYMX”) prices would result in a decrease of $6.2 million in the net liability position of the relevant financial instruments into a net asset position at December 31, 2002 and decrease of $5.2 million in the net liability position of the relevant financial instruments at December 31, 2001. A 10 percent decrease in NYMX prices would result in increases of $4.3 million and $7.5 million in the net liability position of the relevant financial instruments at December 31, 2002 and December 31, 2001, respectively.

Foreign Currency Exchange Rate Risk

The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the euro versus the Norwegian krone, the U.S. dollar versus the Japanese yen and the U.S. dollar versus the Brazilian real. Foreign currency debt and foreign exchange-forward contracts are used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows. Below is a sensitivity analysis reflecting the effect of changing foreign currency rates.

The sensitivity analysis assumes an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2002 and December 31, 2001, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would result in a increase of $8.6 million in the net liability position and a decrease of $7.5 million in the net asset position into a net liability of the relevant financial instruments at December 31, 2002 and December 31, 2001, respectively. A 10 percent weakening of hedged currencies versus our functional currencies would result in a decrease of $8.2 million in the net liability position into a net asset position of the relevant financial instruments at December 31, 2002 and an increase of $8.0 million in the net asset position of the relevant financial instruments at December 31, 2002 and December 31, 2001.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

1)	Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000

2)	Consolidated Balance Sheets as of December 31, 2002 and 2001

3)	Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

4)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

5)	Notes to Consolidated Financial Statements

6)	Independent Auditors’ Report

FMC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
	2002	2001	2000
	(In Millions, Except Per Share Data)
Revenue	$1,852.9	$1,943.0	$2,050.3
Costs and expenses
Cost of sales or services	1,359.9	1,417.3	1,469.4
Selling, general and administrative expenses	224.1	243.3	231.3
Research and development expenses	82.0	99.8	97.8
Asset impairments (Note 5)	—	323.1	10.1
Restructuring and other charges (Note 6)	30.1	280.4	35.2

Total costs and expenses	1,696.1	2,363.9	1,843.8

Income (loss) from continuing operations before equity in earnings of affiliates, minority interests, interest income and expense, income taxes and cumulative effect of change in accounting principle	156.8	(420.9)	206.5
Equity in earnings of affiliates (Note 4)	(4.7)	(8.6)	(18.5)
Minority interests	3.4	2.3	4.6
Interest income	1.4	4.7	4.5
Interest expense	73.0	63.0	66.3

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	86.5	(472.9)	158.6
Provision (benefit) for income taxes (Note 9)	17.4	(166.6)	33.0
Income (loss) from continuing operations before cumulative effect of change in accounting principle	69.1	(306.3)	125.6
Discontinued operations, net of income taxes (Notes 2, 3 and 11)	(3.3)	(30.5)	(15.0)

Income (loss) before cumulative effect of change in accounting principle	65.8	(336.8)	110.6
Cumulative effect of change in accounting principle, net of income taxes (Note 1)	—	(0.9)	—

Net income (loss)	$65.8	$(337.7)	$110.6

Basic earnings (loss) per common share (Note 1)
Continuing operations	$2.06	$(9.85)	$4.13
Discontinued operations (Notes 2, 3 and 11)	(0.10)	(0.98)	(0.49)
Cumulative effect of change in accounting principle (Note 1)	—	(0.03)	—

Net income (loss)	$1.96	$(10.86)	$3.64

Diluted earnings (loss) per common share (Note 1)
Continuing operations	$2.01	$(9.85)	$3.97
Discontinued operations (Notes 2, 3 and 11)	(0.09)	(0.98)	(0.47)
Cumulative effect of change in accounting principle (Note 1)	—	(0.03)	—

Net income (loss)	$1.92	$(10.86)	$3.50

The accompanying notes are an integral part of the consolidated financial statements.

FMC CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2001
	(In Millions, Except Share and Par Value Data)
ASSETS
Current assets
Cash and cash equivalents	$89.6	$23.4
Restricted cash (Note 10)	274.6	—
Trade receivables, net of allowance of $6.7 in 2002 and $8.4 in 2001 (Note 1)	462.2	441.7
Inventories (Notes 1 and 7)	178.8	207.2
Other current assets	112.5	99.6
Deferred income taxes (Note 9)	58.0	48.4

Total current assets	1,175.7	820.3
Investments (Note 4)	39.7	25.2
Property, plant and equipment, net (Note 8)	1,075.5	1,087.8
Goodwill (Note 1)	129.7	113.5
Other assets	153.5	135.6
Deferred income taxes (Note 9)	297.9	294.8

Total assets	$2,872.0	$2,477.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt (Note 10)	$64.3	$136.5
Current portion of long-term debt (Note 10)	166.8	135.2
Accounts payable, trade and other	286.5	327.7
Accrued and other liabilities	247.1	283.6
Accrued payroll	52.7	53.4
Guarantees of vendor financing (Note 17)	18.2	56.0
Accrued pensions and other postretirement benefits, current (Note 12)	14.8	18.2
Income taxes payable (Note 9)	24.2	27.8

Total current liabilities	874.6	1,038.4
Long-term debt, less current portion (Note 10)	1,035.9	651.8
Accrued pension and other postretirement benefits, long-term (Note 12)	182.2	109.2
Environmental liabilities, continuing and discontinued (Note 11)	171.0	203.5
Reserve for discontinued operations (Note 3)	72.8	86.3
Other long-term liabilities	84.7	124.4
Minority interests in consolidated companies	44.8	44.8

Commitments and contingent liabilities (Note 17)

Stockholders’ equity (Notes 13 and 14)
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2002 or 2001	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2002 and 2001; 43,003,994 issued shares in 2002 and 39,234,578 issued shares in 2001	4.3	3.9
Capital in excess of par value of common stock	334.1	217.5
Retained earnings	748.1	691.8
Accumulated other comprehensive loss	(172.9)	(186.8)
Treasury stock, common, at cost; 7,931,951 shares in 2002 and 7,929,281 shares in 2001	(507.6)	(507.6)

Total stockholders’ equity	406.0	218.8

Total liabilities and stockholders’ equity	$2,872.0	$2,477.2

The accompanying notes are an integral part of the consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2002	2001	2000
	(In Millions)
Cash provided (required) by operating activities of continuing operations:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$69.1	$(306.3)	$125.6
Adjustments to reconcile income from continuing operations before cumulative effect of change in accounting principle to cash provided by operating activities of continuing operations:
Depreciation and amortization (Notes 1 and 8)	118.8	131.6	129.8
Asset impairments	—	323.1	10.1
Restructuring and other charges (Note 6)	30.1	280.4	35.2
Equity in earnings of affiliates (Note 4)	(4.7)	(8.6)	(18.5)
Deferred income taxes (Note 9)	7.2	(200.3)	(19.0)
Minority interests	3.4	2.3	4.6
Other	(2.3)	10.9	(2.9)
Changes in operating assets and liabilities, excluding the effects of the formation of a joint venture:
Trade receivables, net	69.1	(48.7)	42.0
Inventories (Note 7)	37.4	(40.9)	(0.2)
Other current assets and other assets	(23.5)	(54.8)	15.9
Accounts payable, accrued payroll, other current liabilities and other liabilities	(83.8)	(11.6)	(7.7)
Income taxes payable (Note 9)	(3.6)	(4.5)	(7.5)
Accrued pension and other postretirement benefits, net (Note 12)	(8.7)	(31.6)	(5.7)
Environmental spending, continuing (Note 11)	(8.5)	(7.4)	(5.9)
Restructuring and other spending (Note 6)	(63.8)	(86.5)	(23.4)

Cash provided (required) by operating activities	136.2	(52.9)	272.4

Cash required by discontinued operations:
Environmental spending, discontinued (Note 11)	(16.8)	(23.3)	(34.5)
Other discontinued reserves (Note 3)	(12.8)	(88.6)	(15.6)

	(29.6)	(111.9)	(50.1)

Cash provided (required) by investing activities:
Capital expenditures	(83.9)	(145.6)	(197.3)
Financing commitments to Astaris (Notes 4, 5, 15 and 17)	(29.6)	(31.3)	—
Distribution from Astaris (Note 4)	—	—	88.8
Proceeds from disposal of property, plant and equipment (Note 8)	11.4	10.3	5.5
(Increase) decrease in investments	(8.7)	(3.0)	5.6

Cash required by investing activities	(110.8)	(169.6)	(97.4)

Cash provided (required) by financing activities:
Net increase (decrease) under uncommitted credit facilities and commercial paper (Note 10)	(101.8)	26.0	(229.4)
Net increase (decrease) in other short-term debt (Note 10)	29.2	(8.5)	(11.2)
Funding of restricted cash (Note 10)	(274.2)	—	—
Increase in long-term debt (Note 10)	596.4	20.0	—
Guarantees of vendor financing (Notes 15 and 17)	(37.8)	4.2	28.9
Contribution from Technologies, net (Note 2)	—	430.7	117.9
Repayment of long-term debt (Note 10)	(181.2)	(128.3)	(51.7)
Account receivable sold (Notes 1 and 16)	(79.0)	(34.0)	(8.9)
Distributions to minority partners	(2.8)	(3.2)	(2.8)
Proceeds from equity offering (Note 14)	101.3	—	—
Issuances of common stock, net (Note 14)	15.7	39.8	15.2

Cash provided (required) by financing activities	65.8	346.7	(142.0)

Effect of exchange rate changes on cash and cash equivalents	4.6	3.8	0.5

Increase (decrease) in cash and cash equivalents	66.2	16.1	(16.6)
Cash and cash equivalents, beginning of year	23.4	7.3	23.9

Cash and cash equivalents, end of year	$89.6	$23.4	$7.3

Cash paid for taxes, net of refunds, was $13.2 million, $18.0 million and $33.3 million in 2002, 2001 and 2000, respectively. Cash paid for interest was $67.1 million, $79.1 million, and $101.6 million at December 31, 2002, 2001 and 2000, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock, $0.10 Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Comprehensive Income (loss)
		(In Millions, Except Par Value)
Balance December 31, 1999	$3.8	$165.8	$1,288.3	$(203.5)	$(510.8)	$143.2

Net income			110.6			110.6
Stock options and awards exercised (Note 14)	0.1	15.8
Net purchases of shares for benefit plan trust (Note 14)					(0.6)
Foreign currency translation adjustments (Note 14)				(69.8)		(69.8)
Minimum pension liability adjustment (Note 12)				0.7		0.7

Balance December 31, 2000	3.9	181.6	1,398.9	(272.6)	(511.4)	$41.5

Net loss			(337.7)			(337.7)
Stock options and awards exercised (Note 14)		35.9
Net purchases of shares for benefit plan trust (Note 14)					3.8
Gain from sale of Technologies stock (Note 2)			140.1
Equity distribution related to spin-off of Technologies (Note 2)			(509.5)	115.0
Net deferred loss on derivative contracts (Notes 1 and 15)				(16.6)		(16.6)
Foreign currency translation adjustments (Note 14)				(12.5)		(12.5)
Minimum pension liability adjustment (Note 12)				(0.1)		(0.1)

Balance December 31, 2001	3.9	217.5	691.8	(186.8)	(507.6)	$(366.9)

Net income			65.8			65.8
Stock options and awards exercised (Note 14)	0.1	15.6			(0.5)
Net purchases of shares for benefit plan trust (Note 14)					0.5
Final distribution related to 2001 spin-off of Technologies			(9.5)
Equity offering (Note 14)	0.3	101.0
Net deferred gain on derivative contracts (Notes 1 and 15)				13.9		13.9
Foreign currency translation adjustments (Note 14)				47.2		47.2
Minimum pension liability adjustment (Note 12)				(47.2)		(47.2)

Balance December 31, 2002	$4.3	$334.1	$748.1	$(172.9)	$(507.6)	$79.7

The accompanying notes are an integral part of the consolidated financial statements.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    PRINCIPAL ACCOUNTING POLICIES AND RELATED FINANCIAL INFORMATION

Nature of operations.    FMC Corporation (“FMC” or “the company”) is a diversified chemical company serving agricultural, industrial and consumer markets globally with innovative solutions, applications and quality products. FMC increased its focus on the chemical industry in 2001 by spinning off its non-chemical business segments, Energy Systems and Food and Transportation Systems, into a separately owned public company, FMC Technologies, Inc. (“Technologies”) (Note 2). The company operates in three business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Agricultural Products provides crop protection and pest control products for worldwide markets. Specialty Chemicals includes food ingredients that are used to enhance structure, texture and taste; pharmaceutical additives for binding and disintegrant use; and lithium specialties for pharmaceutical synthesis and energy storage. Industrial Chemicals encompasses a wide range of inorganic materials in which FMC possesses market and technology leadership, including soda ash, phosphorus and peroxygens (hydrogen peroxide and active oxidants) in both North America and in Europe through FMC’s subsidiary, FMC Foret, S.A (“Foret”).

Consolidation.    The consolidated financial statements include the accounts of FMC and all significant majority-owned subsidiaries and ventures. All material intercompany accounts and transactions are eliminated in consolidation.

Basis of presentation.    In 2001 the company spun off a significant portion of its business into Technologies, a separately-owned public company (Note 2). The spin-off, which was completed on December 31, 2001 as a tax-free dividend, was accounted for in accordance with Accounting Principles Board Statement No. 30 (“APB 30”). The Consolidated Statements of Income and Consolidated Statements of Cash Flows for all periods presented reflect Technologies as a discontinued operation.

Interest expense.    As a result of the spin-off of Technologies, interest expense, net, for the years ended December 31, 2001 and 2000, has been allocated to discontinued operations based on net assets in accordance with APB 30 and later relevant accounting guidance. The amount of net interest expense allocated to discontinued operations was $6.8 million (net of an income tax benefit of $4.4 million) and $18.8 million (net of an income tax benefit of $12.1 million) for 2001 and 2000, respectively.

Use of estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the company’s financial position, results of operations or cash flows.

Investments.    Investments in companies in which FMC’s ownership interest is 50 percent or less and in which FMC exercises significant influence over operating and financial policies, are accounted for using the equity method. In addition majority owned investments in which FMC’s control is restricted or temporary in nature also are accounted for using this method. All other investments are carried at their fair values or at cost, as appropriate.

Cash equivalents and restricted cash.    The company considers investments in all liquid debt instruments with original maturities of three months or less to be cash equivalents. For restricted cash (Note 10) the carrying value approximates fair value.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable.    Through October of 2002, the company sold trade receivables without recourse through its wholly owned bankruptcy-remote subsidiary, FMC Funding Corporation. The subsidiary then sold the receivables to a securitization company under an accounts receivable financing facility on an ongoing basis. The accounting for FMC’s former accounts receivable securitization program was in accordance with the requirements of SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The transfer of accounts receivable qualified as a sale under the provisions of SFAS No. 140 as a result of FMC’s surrender of control of these financial assets, without recourse, in exchange for cash. Accordingly, the company recorded a reduction of accounts receivable equal to the total amount of cash received from FMC Funding Corporation in connection with the transaction. These transactions resulted in a reduction of accounts receivable of $79.0 million at December 31, 2001. The agreement for the sale of accounts receivable provided for continuation of the program on a revolving basis through November 2002. Upon the completion of its refinancing on October 21, 2002 (Note 10) the company terminated its account receivable securitization program. The company accounted for the sale of receivables in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” which the company adopted in 2001.

Inventories.    Inventories are stated at the lower of cost or market value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All domestic inventories, excluding materials and supplies, are determined on a last-in, first-out (“LIFO”) basis (Note 7).

Property, plant and equipment.    Property, plant and equipment, including capitalized interest, are recorded at cost. Depreciation for financial reporting purposes is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements—20 years, buildings—20 to 50 years, and machinery and equipment—3 to 18 years). Gains and losses are reflected in income upon sale or retirement of assets. Expenditures that extend the useful lives of property, plant and equipment or increase productivity are capitalized. Ordinary repairs and maintenance are expensed as incurred through operating expense.

Asset impairments.    As of January 1, 2002 the company reviews the recovery of the net book value of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to an amount by which the net book value exceeds the fair value of the asset.

Restructuring and other charges.    Management continually performs strategic reviews and assesses the return on the company’s businesses. This sometimes results in a plan to restructure the operations of a business. When a plan is final, an accrual for severance and other contractual obligations is recorded. In 2003, the company will be reviewing its policy for accounting for restructuring charges to ensure compliance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”

Capitalized interest.    Interest costs of $7.1 million in 2002 ($9.4 million in 2001 and $9.0 million in 2000) associated with the construction of certain long-lived assets have been capitalized as part of the cost of those assets and are being amortized over the assets’ estimated useful lives.

Deferred costs and other assets.    Unamortized capitalized software costs totaling $29.2 million and $35.7 million at December 31, 2002 and 2001, respectively, are components of other assets, which also include bond discounts and other deferred charges. The company capitalizes the costs of internal use software in accordance

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1), which generally permits the capitalization of certain costs incurred to develop or obtain internal use software. Recoverability of deferred software costs is assessed on an ongoing basis, and write-downs to fair value are recorded as necessary. Capitalized software costs are amortized over expected useful lives ranging from three to ten years.

Goodwill and intangible assets.    On January 1, 2002 the company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No 142, goodwill and other indefinite intangible assets (“intangibles”) are no longer subject to amortization, rather they are subject to at least an annual assessment for impairment by applying a fair value based test. Prior to January 1, 2002 the company amortized goodwill and identifiable intangible assets (such as trademarks) on a straight-line basis over their estimated useful lives not to exceed 40 years. In 2002 the company completed the transitional goodwill and indefinite life intangibles impairment tests and the annual test required by SFAS No. 142 and recorded no impairments of its goodwill and indefinite life intangibles based on these fair value tests. The company tests goodwill for impairment annually using the fair value criteria prescribed by SFAS No. 142. In cases where undiscounted expected future cash flows are less than the net book value, an impairment loss is recognized equal to an amount by which the net book value exceeds the fair value of assets.

There was no goodwill amortization in 2002. Goodwill amortization was $2.8 million, after tax, or $0.09 per diluted share in 2001 and $2.8 million, after tax or $0.09 per share in 2000. Goodwill at December 31, 2002 and 2001 was $129.7 million and $113.5 million, respectively. The majority of goodwill is attributed to an acquisition in the Specialty Chemicals segment. There are no other material indefinite life intangibles, other than goodwill, at December 31, 2002.

The company’s definite life intangibles totaled $12.1 million as of December 31, 2002. At December 31, 2002 these definite life intangibles are allocated among the company’s business segments as follows: $6.4 million in Agricultural Products, $4.0 million in Specialty Chemicals and $1.7 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, industry licenses and other intangibles. Amortization was not significant in the years presented.

Revenue recognition.    Revenue is recognized when the earnings process is complete, which is generally upon transfer of title, which typically occurs upon shipment to the customer. In all cases, the following criteria are in effect for the recognition of revenue: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collection is reasonably assured. Rebates due to customers are provided in the same period that the related sales are recorded based on the contract terms. Provisions for estimated returns and allowances are recorded at the time of the sale based on historical rates of return as a percentage of sales.

Income taxes.    Current income taxes are provided on income reported for financial statement purposes adjusted for transactions that do not enter into the computation of income taxes payable. Deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Income taxes are not provided for the equity in undistributed earnings of foreign subsidiaries or affiliates when it is management’s intention that such earnings will remain invested in those companies, but are provided in the year in which the decision is made to repatriate the earnings.

Foreign currency translation.    Assets and liabilities of most foreign operations are translated at exchange rates in effect at the balance sheet date, and the foreign operations’ income statements are translated at the

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

monthly exchange rates for the period. For the company’s operations where the local currency is the functional currency translation gains and losses are recorded as a component of accumulated other comprehensive income or loss in stockholders’ equity until the foreign entity is sold or liquidated. The company did not operate in any highly inflationary countries during 2002, 2001 and 2000. In countries where the local currency is not the functional currency, inventories, property, plant and equipment, and other non-current assets are converted to U.S. dollars at historical exchange rates, and all gains or losses from conversion are included in net income.

The value of the U.S. dollar and other currencies in which FMC operates continually fluctuate. The company’s results of operations and financial positions for all the years presented have been affected by such fluctuations. The company enters into certain foreign exchange contracts to mitigate the financial risk associated with this fluctuation (Note 15). These contracts typically qualify for hedge accounting under SFAS No. 133 (see “Derivative financial instruments” below and Note 15). The company does not hedge 100 percent of its currency transactions or monetary assets and liabilities. Net income (loss) for 2002, 2001 and 2000 included aggregate transactional foreign currency gains and losses. These losses of $10.3 million and $0.1 million in 2002 and 2001, respectively, and a $4.6 million gain in 2000, excluded gains and losses from the change in fair value related to the settling and ineffectiveness of cash flow hedges and gains (losses) related to the change in fair value of foreign currency contracts not qualifying as hedges. Other comprehensive income or loss for 2002, 2001 and 2000 included a translation gain of $47.2 million, a translation loss of $12.5 million and a translation loss of $69.8 million, respectively.

Derivative financial instruments.    FMC mitigates certain financial exposures, including currency risk and energy purchase exposures, through a controlled program of risk management that includes the use of derivative financial instruments. The company enters into foreign exchange contracts, including forward and purchased option contracts, to reduce the effects of fluctuating foreign currency exchange rates.

FMC adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” an amendment of SFAS No. 133, on January 1, 2001 (collectively the “Statements”). These Statements establish accounting and reporting standards that require every derivative instrument to be recorded on the consolidated balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires the transition adjustment resulting from adopting these Statements to be reported in net income or accumulated other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Accordingly, on January 1, 2001, the company recorded the fair value of all outstanding derivative instruments as assets or liabilities on the consolidated balance sheet. The transition adjustment was a $0.9 million after tax loss to earnings and $16.4 million after-tax gain to accumulated other comprehensive income. The loss was recorded as a cumulative effect of a change in accounting principle.

In accordance with the provisions of SFAS No. 133, as amended, the company recognizes all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, the company generally designates the derivative as a hedge of a forecasted transaction (cash flow hedge) or of the variability of cash flows to be received or paid related to a recognized asset or liability. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income or loss and reclassified into earnings as the underlying hedged item affects earnings. Changes in the fair value of a derivative that is not designated as a hedge are recorded immediately in earnings.

For periods prior to 2001, gains and losses on foreign currency hedges of existing assets and liabilities are included in the carrying amounts of those assets or liabilities and were ultimately recognized in income when those carrying amounts were converted. Gains and losses related to foreign currency hedges of firm commitments also were deferred and included in the basis of the transaction when it was complete. Gains and

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses on unhedged foreign currency transactions are included in income as part of cost of sales or services. Gains and losses on derivative financial instruments that protect the company from exposure in a particular currency, but do not currently have a designated underlying transaction, are also included in income. If a hedged item matured, was sold, extinguished, or terminated, or was related to an anticipated transaction that is no longer likely to take place, the derivative financial instrument related to the hedged item was closed out and the related gain or loss is included in income as part of cost of sales or services. Also, FMC purchased exchange-traded contracts to manage exposure to fluctuating energy prices used in the company’s manufacturing processes. Gains and losses on these contracts are included as adjustments to cost of sales or service when the contracts are settled.

FMC formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated cash flow hedges to specific forecasted transactions. The company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If it is determined that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, the company will discontinue hedge accounting with respect to that derivative prospectively. The gains and losses reported for the ineffective portion of its cash flow hedges were minimal for 2002 and 2001.

Cash flows from hedging contract settlements are reported in the Consolidated Statements of Cash Flows in the same categories as the cash flows from the transactions being hedged.

Treasury stock.    Shares of common stock repurchased under the company’s stock repurchase plans are recorded at cost as treasury stock and result in a reduction of stockholders’ equity in the Consolidated Balance Sheets. When the treasury shares are reissued under FMC’s stock compensation plans, the company uses a first-in, first-out (“FIFO”) method for determining cost. The difference between the cost of the shares and the reissuance price is added to or deducted from capital in excess of par value of common stock. The company discontinued its stock repurchases, except as needed to administer its employee benefit plans.

Earnings or loss per common share (“EPS”).    Basic EPS has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS has been computed by dividing net income or loss by the weighted average number of shares of common stock outstanding during the year plus the weighted average number of additional common shares that would have been outstanding during the year if potentially dilutive common shares had been issued under the company’s stock compensation plans. In periods such as 2001, when a net loss from continuing operations has been recorded, basic shares outstanding are used to compute both basic and diluted EPS, as the use of diluted shares would be anti-dilutive. The weighted average numbers of shares outstanding used to calculate the company’s annual EPS were as follows:

	Year ended December 31
	2002	2001	2000
	(In Thousands)
Basic	33,468	31,052	30,439
Diluted	34,343	31,052	31,576

Segment information.    The company’s determination of its reportable segments based on its strategic business units and the commonalities among the products and services within each segment corresponds to the manner in which the company’s management reviews and evaluates operating performance.

Agricultural Products, Specialty Chemicals and Industrial Chemicals have been identified as the reportable segments of the company. Business segment data are included in Note 18. Segment operating profit is defined as

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

total revenue less operating expenses. The following items have been excluded in computing segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges, asset impairments, LIFO inventory adjustments, and other income and expense items. Information about how asset impairments, restructuring and other charges relate to FMC’s businesses at the segment level is discussed in Notes 5 and 6.

Segment assets and liabilities are those assets and liabilities that are recorded and reported by segment operations. Segment operating capital employed represents segment assets less segment liabilities. Segment assets exclude corporate and other assets, which are principally cash equivalents, LIFO reserves, deferred income tax benefits, eliminations of intercompany receivables, property and equipment not attributable to a specific segment. Segment liabilities exclude substantially all debt, income taxes, pension and other postretirement benefit liabilities, environmental reserves, restructuring reserves, deferred gains on sale and leaseback of equipment, fair value of currency contracts, intercompany eliminations, and reserves for discontinued operations.

Geographic segment revenue represents sales by location of the company’s customers. Geographic segment long-lived assets include investments, net property, plant and equipment, and other non-current assets. Geographic segment data are included in Note 18.

Stock compensation plans.    The company has adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — An amendment of FASB Statement No. 123.” Accordingly, no compensation cost has been recognized for the Plan (Note 13).

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

Estimated obligations to remediate sites that involve oversight by the U.S. Environmental Protection Agency (“EPA”), or similar government agencies, are generally accrued no later than when a Record of Decision (“ROD”), or equivalent, is issued, or upon completion of a Remedial Investigation/Feasibility Study (“RI/FS”) that is accepted by FMC and the appropriate government agency or agencies. Estimates are reviewed quarterly by the company’s environmental remediation management, as well as by financial and legal management and, if necessary, adjusted as additional information becomes available. The estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods, and other actions by or against governmental agencies or private parties.

The company’s environmental liabilities for continuing and discontinued operations are principally for costs associated with the remediation and/or study of sites at which the company is alleged to have disposed of hazardous substances. Such costs principally include, among other items, RI/FS, site remediation, costs of operation and maintenance of the remediation plan, fees to outside law firms and consultants for work related to the environmental effort, and future monitoring costs. Estimated site liabilities are determined based upon existing remediation laws and technologies, specific site consultants’ engineering studies or by extrapolating experience with environmental issues at comparable sites. Total reserves of $223.4 million and $260.4 million, respectively, before recoveries, were recorded at December 31, 2002 and 2001. In addition, the company has estimated that reasonably possible loss contingencies may exceed amounts accrued by as much as $80.0 million at December 31, 2002.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Provisions for environmental costs are reflected in income, net of probable and estimable recoveries from named Potentially Responsible Parties (“PRPs”) or other third parties. Such provisions incorporate inflation and are not discounted to their present values.

In calculating and evaluating the adequacy of its environmental reserves, the company has taken into account the joint and several liability imposed by the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the analogous state laws on all PRPs and has considered the identity and financial condition of each of the other PRPs at each site to the extent possible. The company has also considered the identity and financial condition of other third parties from whom recovery is anticipated, as well as the status of the company’s claims against such parties. Although the company is unable to forecast the ultimate contributions of PRPs and other third parties with absolute certainty, the degree of uncertainty with respect to each party is taken into account when determining the environmental reserve by adjusting the reserve to reflect the facts and circumstances on a site-by-site basis. The company’s liability includes management’s best estimate of the costs expected to be paid before its consideration of any potential recoveries from third parties. The company believes that any recorded recoveries related to PRPs are realizable in all material respects. Recoveries are recorded in “Environmental liabilities, continuing and discontinued.”

Recently adopted accounting standards.    On January 1, 2002 the company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” For further discussion of the effect of this recently adopted standard see “Goodwill and intangible assets” above.

On January 1, 2002, the company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements of SFAS No. 121 related to the recognition of the impairment of long-lived assets to be held and used. There was no impact of adopting SFAS No. 144 in 2002.

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145 “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 14, and Technical Corrections.” The Statement rescinds or amends a number of existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. In 2002, with the retirement of its Meridian Gold debentures, the company elected to adopt SFAS No. 145 early and recorded a $3.1 million loss ($1.9 million after-tax) in 2002 related to the early retirement of these debentures in selling, general and administrative expenses in accordance with the Statement.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective after December 15, 2002 and are included in Note 17.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—An amendment of FASB Statement No. 123” (“SFAS No. 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of FSAS No. 148 are effective for fiscal years ending after December 15, 2002. Effective January 1, 2003, FMC adopted the disclosure requirements of SFAS No. 148 regarding disclosure requirements for condensed consolidated financial statements for interim periods. The company has determined that it will not make the voluntarily change to the fair value based method of accounting for stock-based employee compensation.

On January 1, 2001, the company implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138 (collectively, the “Statement”). The Statement requires the company to recognize all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in other comprehensive income, depending on the type of hedging transaction and whether a derivative is designated as an effective hedge. (See “Derivative financial instruments” for further details.)

New accounting standards.    In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company expects to adopt the provisions of this pronouncement in 2003, as required. The effects of adoption, if any, are being evaluated.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard addresses the accounting and reporting for costs of so-called “exit activities” (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. It is effective beginning in 2003 with the liability recognition criteria under the standard applied prospectively. The company will adopt SFAS No. 146 beginning in 2003 and is evaluating the potential impact of adoption on its accounting policies regarding exit and disposal activities.

Reclassifications.    Certain prior year amounts have been reclassified to conform to the current year’s presentation.

NOTE 2    FMC’S REORGANIZATION

In October 2000, the company announced it was initiating a strategic reorganization (the “reorganization” or “separation”) that ultimately would split the company into two independent publicly held companies—a chemical company and a machinery company. The remaining chemical company, which continues to operate as FMC Corporation, includes the Agricultural Products, Specialty Chemicals and Industrial Chemicals business segments. The new machinery company, Technologies, includes FMC’s former Energy Systems and Food and Transportation Systems business segments. On June 1, 2001, in accordance with the Separation and Distribution Agreement (the “Agreement”) between the two companies, FMC distributed substantially all of the net assets comprising its energy and machinery businesses to Technologies. On June 19, 2001, Technologies completed an initial public offering (“IPO”) of 17 percent of its equity through the issuance of common stock. FMC continued to own the remaining 83 percent of Technologies until December 31, 2001.

Subsequent to the IPO, Technologies made payments of $430.7 million to FMC, net of contributions from FMC, in exchange for the net assets distributed to Technologies on June 1, 2001. Under the terms of the Agreement, Technologies remitted $480.1 million to FMC in June 2001. The cash payment consisted of $280.9 million of proceeds from Technologies’ borrowings and $207.2 million of proceeds from Technologies’ initial public offering, less an agreed-upon sum of $8.0 million retained by Technologies to cover certain costs incurred by Technologies in conjunction with the initial public offering. The payments contributed to Technologies by FMC were to supplement Technologies’ operating cash needs prior to the spin-off. The payments received by

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FMC were used to retire short-term and long-term debt. During the second quarter of 2001, FMC recognized a $140.1 million gain in stockholders’ equity on the sale of Technologies’ stock.

On November 29, 2001, FMC’s Board of Directors approved the spin-off of the company’s remaining 83 percent ownership in Technologies through a tax-free distribution to FMC’s stockholders (“the spin off”). Effective December 31, 2001, the company distributed approximately 1.72 shares of Technologies common stock for every share of FMC common stock based on the number of FMC shares outstanding on the record date, December 12, 2001. The distribution resulted in a reduction of stockholders’ equity of $509.5 million.

The company recorded after tax losses from discontinued operations of $19.6 million and earnings of $51.7 million, respectively, for the years ended December 31, 2001 and 2000 related to the spun-off Technologies business, including after tax interest expense of $6.8 million and $18.8 million, respectively, which was allocated to discontinued operations in accordance with APB 30 and later relevant accounting guidance (Note 1), and an additional income tax provision of $28.8 million in 2001 related to the reorganization of FMC’s worldwide entities in anticipation of the separation of Technologies from FMC.

The total after tax costs related to the spin-off were $31.6 million at December 31, 2001, of which $15.1 million was classified as discontinued operations (Note 3).

NOTE 3    DISCONTINUED OPERATIONS

The company’s results of discontinued operations comprised the following:

	Year Ended December 31
	2002	2001	2000
	(In Millions)
Earnings (losses) of discontinued operations of Energy Systems and Food and Transportation Systems (net of income taxes of $19.1 million in 2001 and $12.3 million in 2000)	$—	$(19.6)	$51.7
Provision for liabilities related to previously discontinued operations (net of income tax benefits of $2.1 million, $7.1 million and $15.0 million in 2002, 2001 and 2000, respectively)	(3.3)	(10.9)	(66.7)

Discontinued operations, net of income taxes	$(3.3)	$(30.5)	$(15.0)

During 2002, the company recorded a net loss from discontinued operations of $5.4 million ($3.3 million after tax) for environmental obligations at discontinued business sites (Note 11).

Effective December 31, 2001 the company completed the spin-off of Technologies (Note 2). The company recorded a loss from discontinued operations of $42.5 million ($30.5 million after tax). Included in this before tax amount was a loss from Technologies of $19.6 million, which included interest expense of $11.2 million, which was allocated to discontinued operations in accordance with APB 30 and later relevant accounting guidance, costs related to the spin-off and additional income tax provision related to the reorganization of FMC’s worldwide entities in anticipation of the separation of Technologies from FMC. In addition, the company recorded a before tax charge of $18.0 million for updated estimates of environmental remediation costs related to FMC’s other discontinued businesses.

During 2000, the company recorded a net loss from discontinued operations of $17.7 million ($15.0 million after tax). Of this amount, $64.0 million are the earnings of the spun-off Technologies business including interest expense of $30.9 million. Also included is an $80.0 million loss for a settlement of litigation related to the discontinued Defense Systems business, and a charge of $1.7 million for interest on postretirement benefit obligations.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reserve for Discontinued Operations.    The reserve for discontinued operations totaled $72.8 million and $86.3 million at December 31, 2002 and 2001, respectively. The liability at December 31, 2002 was comprised of $6.4 million for worker’s compensation, product liability and other potential claims; $63.3 million for retiree medical and life insurance benefits provided to employees of former chemical businesses and the Construction Equipment business; and $3.1 million related to the spin-off of Technologies.

The company uses actuarial methods, to the extent practicable, to monitor the adequacy of product liability and postretirement benefit reserves on an ongoing basis. While the amounts required to settle the company’s liabilities for discontinued operations could ultimately differ materially from the estimates used as a basis for recording these liabilities, management believes that changes in estimates or required expenditures for any individual cost component will not have a material adverse impact on the company’s liquidity or financial condition in any single year and that, in any event, such costs will be satisfied over many years.

Spending in 2002, 2001 and 2000 was $1.5 million, $7.9 million and $12.2 million, respectively, for product liability and other claims; $2.1 million, $3.3 million and $5.5 million, respectively, for retiree benefits; and $9.2 million, $4.3 million and $4.7 million, respectively, related to net settlements of Defense Systems obligations.

NOTE 4    BUSINESS COMBINATIONS AND JOINT VENTURES

The company made no significant acquisitions in 2002, 2001 and 2000. All previous acquisitions were accounted for using the purchase method and, accordingly, the purchase prices were allocated to assets acquired and liabilities assumed based on the estimated fair values of such assets and liabilities at the dates of acquisition. The excess of the purchase prices over the fair values of the net tangible assets acquired were recorded as intangible assets, and when such an allocation was not possible, to goodwill. See Note 1 for the impact of the adoption of SFAS No. 141 and SFAS No. 142.

Joint ventures.    Effective April 1, 2000, FMC and Solutia Inc. (“Solutia”) formed a joint venture that includes the North American and Brazilian phosphorus chemical operations of both companies. The joint venture, Astaris LLC (“Astaris”), is a limited liability company owned equally by FMC and Solutia.

Solutia’s equity interest in the Fosbrasil joint venture, which is engaged in the production of purified phosphoric acid (“PPA”), was also transferred and became part of Astaris. Astaris has also assumed all costs between FMC and NuWest relating to a PPA facility built at NuWest’s plant near Soda Springs, Idaho, and purchases all of the PPA output from that facility as part of those agreements. The phosphate operations of FMC Foret were retained by FMC and were not transferred to the joint venture. Following its formation, Astaris divested certain operations in Lawrence, Kansas, and plant assets located in Augusta, Georgia.

Effective April 1, 2000, FMC has accounted for its investment in Astaris under the equity method. As a result of the non-recurring 2001 activities discussed in detail in Notes 5 and 6, FMC’s equity investment in Astaris was negative $10.2 million at December 31, 2002 and negative $31.1 million at December 31, 2001. FMC’s share of Astaris’ earnings is included in the Industrial Chemicals segment. FMC’s total sales from phosphorus chemicals were $79.2 million for the three months ended March 31, 2000.

In the third quarter of 2000, FMC received a cash distribution from Astaris of $110.3 million. This amount included $21.5 million in satisfaction of FMC’s receivable from the joint venture, resulting from FMC providing its share of operating capital to the joint venture during the interim period between its formation and the procurement of financing from an external source.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company is party to a number of smaller joint venture investments throughout the world, which individually and in the aggregate are not significant to its financial results. FMC’s equity in earnings of affiliates, which included the company’s share of Astaris earnings, were $4.7 million, $8.6 million and $18.5 million for the years ended December 31 2002, 2001 and 2000, respectively.

NOTE 5    ASSET IMPAIRMENTS

Asset impairments totaled $323.1 million ($233.8 million after tax) in 2001 and $10.1 million ($6.2 million after tax) in 2000.

FMC recorded asset impairment charges in its Industrial Chemicals and Specialty Chemicals segments in 2001. Industrial Chemicals recorded impairment charges of $224.2 million of which $12.3 million related to the impairment of assets in the company’s sodium cyanide operations while $211.9 million was for the impairment in its U.S.-based phosphorus chemicals business.

A weakening market in its sodium cyanide business led FMC to impair the assets of this business in the second quarter of 2001 and ultimately exit the business in 2002.

FMC’s U.S.-based phosphorus chemicals business is comprised of its 50 percent interest in Astaris for the manufacture and sale of phosphorus chemicals, and the activities of the company’s corporate phosphorus chemicals division, which manages remediation and other environmental projects associated with the former Astaris elemental phosphorus plant in Pocatello, Idaho.

Based upon a comprehensive review of its long-lived assets, the company recorded asset impairment charges of $211.9 million related to its U.S.-based phosphorus chemicals business in the second quarter of 2001. The components of asset impairments related to this business include a $171.0 million impairment of environmental assets built to comply with a Resource Conservation and Recovery Act (“RCRA”) Consent Decree (the “Consent Decree”) at the Pocatello, Idaho facility, a further $4.4 million of other non-environmental phosphorus chemical related fixed assets and a $36.5 million impairment charge for its investment in Astaris. Driving these charges were a decline in market conditions, the loss of a potential site on which to develop an economically viable second PPA plant and the company’s agreement to pay into a fund for the Shoshone Bannock Tribes (the “Tribal Fund”) resulting from an agreement to support a proposal to amend the Consent Decree, which permitted the earlier closure of the largest remaining waste disposal pond at Pocatello.

In addition, the company recorded an impairment charge of $98.9 million related to its Specialty Chemicals segment’s lithium operations in Argentina. The company established this operation, which includes a lithium mine and processing facilities, approximately six years ago in a remote area of the Andes Mountains. The entry of a South American manufacturer into this business resulted in decreased revenues. In addition, market conditions continued to be unfavorable. As a result, the company’s lithium assets in Argentina became impaired, as the total capital invested is not expected to be recovered.

During 2000 FMC recorded asset impairments of $10.1 million. Impairments of $9.0 million were recognized from the formation of Astaris (Note 4), including the write down of certain phosphorus assets retained by the company and the accrual of costs related to the company’s planned closure of two phosphorus facilities. Other impairments were due to the impact of underlying changes within the Specialty Chemicals segment.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6    RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges totaled $30.1 million ($18.4 million after tax), $280.4 million ($172.1 million after tax) and $35.2 million ($21.7 million after tax) for the years ended December 31, 2002, 2001 and 2000, respectively.

In an effort to mitigate the effects of the continued economic weakness in the markets served by FMC’s Industrial Chemicals business the company undertook several key reorganization and cost saving initiatives that resulted in $12.4 million of restructuring charges in 2002. Included in this amount was a $5.7 million restructuring charge for the mothballing of the basic production line at the hydrogen peroxide facility in Spring Hill, West Virginia. Of the 16 severances incurred related to the Spring Hill mothballing, the majority will occur in the first half of 2003. FMC also mothballed its Granger caustic facility, in Green River, Wyoming resulting in a $3.4 million restructuring charge. The majority of this charge was for facility shutdown activities and 110 severances, all of which occurred in 2002. In addition, the company recorded a $3.3 million restructuring charge for severance costs related to reorganization efforts to reduce costs in its U.S. phosphorus division, alkali division, peroxygens division and at Foret. The majority of these charges were for 38 severances which occurred in 2002. In addition the company recorded $2.6 million of other charges to increase reserves for environmental obligations at several Industrial Chemicals operating sites.

The company incurred $4.7 million of restructuring charges related to its Agricultural Products business segment in 2002 of which $3.7 million related to the idling and reorganization of its sulfentrazone plant in Baltimore in connection with its new herbicides strategy. A $1.0 million restructuring charge was recorded for reorganization costs to implement a new distribution strategy in Europe, which will allow FMC to rely on certain strategic alliances to further penetrate and expand its European markets. Of the 108 severances related to these restructurings 57 occurred in 2002.

The company recorded $1.3 million of restructuring charges in its Specialty Chemicals segment in 2002 in an effort to realign product divisions within BioPolymer, both domestically and internationally. The majority of these costs resulted in 24 severances which are expected to occur in the first half of 2003. In addition the company recorded $0.6 million of other charges to increase reserves for environmental obligations at several Specialty Chemicals operating sites.

Restructuring and other charges included a $3.1 million charge for the early extinguishment of debt. The majority of this cost related to the redemption of 6.75 percent exchangeable senior subordinated debentures related to Meridian Gold completed on June 3, 2002. An additional $3.7 million of charges were recorded for reorganization costs related to the spin-off and distribution of Technologies stock and transition costs related to a change in benefits administrator associated with the spin-off. In addition, the company recorded $1.7 million of other charges to increase reserves for environmental obligations related to a multi-segment research and development facility.

Of the $30.1 million of restructuring charges recorded in 2002 $11.9 million was spent in 2002. FMC expects the remainder to be spent in 2003. For details on the remaining reserves see the table below.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows a rollforward of restructuring and other reserves for 2001 and the related spending and other changes:

(In millions)	U.S. Phosphorus Chemicals Division (1)								Workforce Related and Facility Shutdown (4)
	Pocatello Shutdown			Consent Decree	Tribal Fund	Financing Commitments to Astaris	Other Restructuring	FMC’s Reorganization (3)		Total
	Shutdown	Remediation	Astaris
Balance at 12/31/2000	$—	$—	$—	$—	$—	$—	$—	$—	$4.8	$4.8
Increase in reserves (2)	29.1	47.4	36.3	34.2	40.0	42.7	12.0	17.5	21.2	280.4
Astaris keepwells						(14.7)				(14.7)
Cash payments	(0.2)	(0.7)		(34.2)	(30.0)		(0.2)	(8.9)	(12.3)	(86.5)
Non-cash charges			(36.3)				(11.8)			(48.1)

Balance at 12/31/2001	$28.9	$46.7	$—	$—	$10.0	$28.0	$—	$8.6	$13.7	$135.9
Increase in reserves (5)								3.7	18.4	22.1
Astaris keepwells						(28.0)				(28.0)
Cash payments (6)	(24.2)	(8.1)			(2.0)			(10.0)	(19.5)	(63.8)
Non-cash charges	1.7							(0.7)	(1.4)	(0.4)

Balance at 12/31/2002 (7)	$6.4	$38.6	$—	$—	$8.0	$—	$—	$1.6	$11.2	$65.8

(1)	All phosphorus restructuring and other charges were recorded in 2001.
(2)	Shutdown and remediation reserve provisions are net of recorded recoveries from Astaris of $29.6 million and $6.9 million, respectively.
(3)	Of the spending in 2002 from reserves for FMC’s Reorganization, $1.7 million and $8.3 million were related to 2002 and 2001 reserves respectively. At December 31, 2002 these reserves recorded in 2002 and 2001 totaled $1.3 million and $0.3 million, respectively.
(4)	Of the spending in 2002 from reserves for Workforce Related and Facility Shutdown activities, $9.2 million and $10.3 million were related to 2002 and 2001 reserves, respectively. At December 31, 2002, these reserves recorded in 2002 and 2001 totaled $8.6 million and $2.6 million, respectively.
(5)	Table excludes $3.1 million of other charges for long-term debt redemptions and $4.9 million of other charges related to environmental obligations.
(6)	Cash payments are net of recoveries of $3.0 million and $0.7 million in 2002 and 2001, respectively, from Astaris for its share of shutdown and remediation costs, respectively.
(7)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheet.

In 2001 a change in market conditions and the implementation of FMC’s overall corporate strategy resulted in restructuring and other charges of $280.4 million.

Industrial Chemicals recorded restructuring and other charges of $247.9 million in 2001, of which $6.2 million was for restructuring at several sites, including $5.7 million for the mothballing of these reserves recorded in the Granger, Wyoming soda ash facility, and $241.7 million for the U.S.-based phosphorus business. There were 130 severances resulting from the restructuring of Industrial Chemicals, the majority of which occurred in 2001.

In connection with the impairment of the U.S.-based phosphorus business in the second quarter of 2001, the company recorded other charges for a $68.7 million reserve for further required Consent Decree spending at the Pocatello site related to environmental capital projects, $42.7 million for financing obligations to the Astaris joint venture (“keepwell” payments) and a $40.0 million payment to the Tribal Fund for various tribe activities in order to permit capping of a specific waste disposal pond at Pocatello.

Subsequent to the recording of these charges in the second quarter of 2001, the Astaris joint venture announced its plans, in October 2001, to cease production at the Pocatello, Idaho elemental phosphorus facility in December 2001. This decision reflected the shift in Astaris’s sourcing strategy away from production of high cost elemental phosphorus to lower cost PPA, and also reflected the availability of low-cost alternative feedstock materials, projected higher future

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

environmental compliance costs at Pocatello and our desire to avoid additional capital spending on environmental compliance assets required under the Consent Decree. In connection with the decision to shut down Pocatello, the company recorded restructuring charges of $76.5 million in the fourth quarter of 2001 and spent $32.3 million and $0.9 million of these reserves in 2002 and 2001, respectively, with the remaining reserves to be spent over the next 5 to 7 years as the company manages the site’s decommissioning and environmental issues. These charges included reserves for decontamination, demolition, and other shutdown costs of $58.7 million, environmental remediation requirements resulting from the decision to shut down the facility of $54.3 million and FMC’s 50 percent share of costs recorded by Astaris for its obligations associated with the shutdown, or $36.3 million. Offsetting these charges was a reversal in the amount of $34.5 million representing the unspent portion of the reserve recorded in the second quarter of 2001 for required Consent Decree spending at the Pocatello site to build environmental compliance assets because the decision to shut down the site eliminated the need for further spending. The company also recorded as an offset to these charges a commitment from Astaris to pay FMC $36.5 million over the next 5 years, reflecting the joint venture’s obligation to contribute to the costs for the shutdown and remediation of the site. The company received $3.7 million from Astaris in 2002 related to this commitment and expects future payments to be funded from Astaris’s savings from the shutdown.

Also included in the $241.7 million of restructuring and other charges related to the U.S.-based phosphorus business was a charge of $12.0 million for other restructuring activities which were not directly related to the shutdown of Pocatello. Included in this charge were restructuring activities related to severance and decommissioning of a coke facility as well as charges related to the shutdown of two furnaces at Pocatello.

In 2001 the company recorded $12.5 million of severance and other costs related to its Agricultural Products segment as a result of its strategic refocusing on key geographic markets and crops and the realignment of the company’s R&D resources to its core strength in insecticides. The majority of the spending related to these charges occurred in 2002. These charges will result in future savings in both selling and administrative expenses and research and development costs. There were 163 severances related to these charges, the majority of which occurred in 2002.

Of the remaining 2001 restructuring and other charges of $20.0 million, approximately $17.5 million related to corporate reorganization costs due to the spin-off of Technologies with remaining charges of $2.5 million related to restructuring in Specialty Chemicals. The majority of the spending associated with these charges occurred in 2001 and in the first half of 2002. The benefit of the restructuring and other charges related to FMC’s corporate reorganization and spin-off are not subject to reasonable estimation. The benefits were directly related to improving stockholder value through creating a focused chemical company. There were approximately 45 severances related to the spin-off of Technologies, the majority occurring in 2001.

During 2000, the company recorded restructuring and other charges of $35.2 million ($21.7 million after tax). Restructuring charges of $20.6 million were attributable to the formation of Astaris and the concurrent reorganization of the Industrial Chemicals sales, marketing and support organizations, the reduction of office space requirements in FMC’s Philadelphia chemical headquarters and pension expense related to the separation of phosphorus personnel from the company. In addition, the company recorded environmental accruals of $12.5 million because of increased cost estimates for ongoing remediation of several phosphorus properties. Other restructuring charges included $2.1 million for other projects. Of the approximately 350 employee severances that were expected to occur through the completion of these programs in 2000, 281 occurred at December 31, 2000 while the remainder occurred in 2001. All reserves resulting from the 2000 restructuring and other charges were spent as of December 31, 2001.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7    INVENTORIES

The current replacement cost of inventories exceeded their recorded values by $193.4 million at December 31, 2002 and $194.9 million at December 31, 2001. The effect of reducing certain LIFO quantities carried at lower than prevailing costs was not material to cost of sales or services in 2002 and 2001. Approximately 62 percent of inventories in 2002 and approximately 60 percent in 2001 are recorded on the LIFO basis.

Inventories consisted of the following:

	Year Ended December 31
	2002	2001
	(In Millions)
Finished goods and work in process	$125.1	$141.7
Raw materials	53.7	65.5

Net inventory	$178.8	$207.2

NOTE 8    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	Year Ended December 31
	2002	2001
	(In Millions)
Land and land improvements	$140.3	$156.0
Buildings	317.4	339.4
Machinery and equipment	2,131.5	1,965.7
Construction in progress	57.6	77.1

Total cost	2,646.8	2,538.2
Accumulated depreciation	1,571.3	1,450.4

Property, plant and equipment, net	$1,075.5	$1,087.8

Depreciation expense was $105.2 million, $112.2 million and $116.3 million in 2002, 2001 and 2000, respectively.

NOTE 9    INCOME TAXES

Domestic and foreign components of income from continuing operations before income taxes and cumulative effect of change in accounting principle are shown below:

	Year Ended December 31
	2002	2001	2000
	(In Millions)
Domestic	$38.8	$(537.3)	$64.1
Foreign	47.7	64.4	94.5

Total	$86.5	$(472.9)	$158.6

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes attributable to income (loss) from continuing operations before cumulative effect of change in accounting principle consisted of:

	Year Ended December 31
	2002	2001	2000
	(In Millions)
Current:
Federal	$3.8	$10.5	$17.3
Foreign	5.9	22.0	32.1
State	0.5	1.2	2.6

Total current	10.2	33.7	52.0
Deferred	7.2	(200.3)	(19.0)

Total	$17.4	$(166.6)	$33.0

Total income tax provisions (benefits) were allocated as follows:

	Year Ended December 31
	2002	2001	2000
	(In Millions)
Continuing operations before cumulative effect of change in accounting Principle	$17.4	$(166.6)	$33.0
Discontinued operations	(2.1)	12.0	(2.7)
Cumulative effect of change in accounting principle	—	(0.9)	—
Items charged directly to stockholders’ equity	(22.0)	(7.1)	(3.0)

Total	$(6.7)	$(162.6)	$27.3

Significant components of the deferred income tax provision (benefit) attributable to income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle are as follows:

	Year Ended December 31
	2002	2001	2000
	(In Millions)
Deferred tax (exclusive of the valuation allowance)	$2.8	$(204.3)	$(19.0)
Increase in the valuation allowance for deferred tax assets	4.4	4.0	—

Deferred income tax provision (benefit)	$7.2	$(200.3)	$(19.0)

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the company’s deferred tax assets and liabilities were attributable to:

	Year Ended December 31
	2002	2001
	(In Millions)
Reserves for discontinued operations, environmental and restructuring	$321.1	$347.4
Accrued pension and other postretirement benefits	62.7	32.4
Other reserves	56.0	56.2
Alternative minimum and foreign tax credit carryforwards	89.6	72.8
Net operating loss carryforwards	48.4	5.3
Other	14.9	21.8

Deferred tax assets	592.7	535.9
Valuation allowance	(22.4)	(18.0)

Deferred tax assets, net of valuation allowance	$570.3	$517.9

Property, plant and equipment, net	$177.0	$166.7
Other	37.4	8.0

Deferred tax liabilities	$214.4	$174.7

Net deferred tax assets	$355.9	$343.2

The company has recognized that it is more likely than not that certain future tax benefits may not be realized as a result of current and future income. Accordingly, the valuation allowance has been increased in the current year to reflect lower than anticipated net deferred tax asset utilization.

The effective income tax rate applicable to income from continuing operations before income taxes and cumulative effect of change in accounting principle were different from the statutory U.S. Federal income tax rate due to the factors listed in the following table:

(Percent of income from continuing operations before income taxes and cumulative effect of change in accounting principle)

	Year Ended December 31
	2002	2001	2000
Statutory U.S. tax rate	35%	(35%)	35%

Net difference:
U.S export sales benefit	(4)	(2)	(4)
Percentage depletion	(8)	(1)	(4)
State and local income taxes, less federal income tax benefit	(1)	(5)	1
Foreign earnings subject to different tax rates	(7)	(2)	(10)
Impact of Argentina asset impairment	(1)	8	0
Tax on intercompany dividends and deemed dividend for tax purposes	1	1	1
Nondeductible expenses	1	1	1
Minority interests	2	1	1
Equity in earnings of affiliates not taxed	(1)	(1)	(1)
Change in valuation allowance	3	0	0
Other	0	0	1

Total difference	(15)	0	(14)

Effective tax rate	20%	(35%)	21%

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FMC’s federal income tax returns for years through 1997 have been examined by the Internal Revenue Service (“IRS”) and substantially all issues have been settled. Management believes that adequate provision for income taxes has been made for the open years 1998 and after. U.S. income taxes have not been provided for the equity in undistributed earnings of foreign consolidated subsidiaries ($356.7 million, $297.4 million and $371.3 million at December 31, 2002, 2001 and 2000, respectively) or foreign unconsolidated subsidiaries and affiliates, ($16.3 million, $14.5 million and $15.8 million at December 31, 2002, 2001 and 2000, respectively). Restrictions on the distribution of these earnings are not significant. Foreign earnings taxable to the company as dividends were $8.9 million, $94.3 million and $51.5 million in 2002, 2001 and 2000, respectively.

NOTE 10    DEBT

Long-term Debt

Long-term debt consists of the following:

	December 31
	2002	2001
	(In Millions)
Pollution control and industrial revenue bonds, 1.5% to 7.1%, due 2003 to 2032	$170.9	$221.3
Debentures, 6.375%, due 2003, less unamortized discount (2002 – $0.1 million; 2001 – $0.2 million), effective rate 6.4%	143.3	160.3
Debentures, 7.75%, due 2011, less unamortized discount (2002 – $0.3 million; 2001 – $0.3 million), effective rate 7.8%	45.2	45.2
Medium-term notes, 6.38% to 7.32%, due 2003 to 2008, less unamortized discounts (2002 – $1.1 million, 2001 – $0.7 million) effective rates 6.5% to 7.3%	247.1	330.9
Senior secured notes, 10.25% due 2009, less unamortized discounts (2002 – $4.3 million)	350.7	—
Senior secured term loan, 6.17% due 2007, less unamortized discounts (2002 – $4.9 million)	245.1	—
Exchangeable senior subordinated debentures, 6.75%, due 2005	—	28.8
Other	0.4	0.5

Total	1,202.7	787.0
Less: current portion	166.8	135.2

Long-term portion	$1,035.9	$651.8

At December 31, 2002 there was $41.0 million of principal amount outstanding of variable rate industrial and pollution control revenue bonds supported by $43.4 million in bank letters of credit.

During the year ended December 31, 2002, the company made payments of $10.4 million, $25.0 million, and $99.5 million in the first, second and fourth quarter, respectively, for scheduled maturities of long-term debt.

Also affecting long-term debt was the redemption of the company’s 6.75 percent exchangeable senior subordinated debentures. On May 3, 2002, FMC published notice of a mandatory call for redemption on June 3, 2002 of its 6.75 percent exchangeable senior subordinated debentures, outstanding in the principal amount of $28.8 million. From May 21, 2002 to May 31, 2002, holders of $26.0 million of these debentures exercised their right to forego accrued but unpaid interest and exchange their debentures for common shares of Meridian Gold, Inc., a Canadian company trading on the New York Stock Exchange (NYSE: MDG) and successor to FMC’s former subsidiary, at a price of $15.125 per share, subject to certain adjustments. Because FMC did not hold any shares of Meridian Gold, Inc. it exercised its right to pay the fair market value, subject to certain adjustments, of the Meridian Gold common shares in cash. Because the price of Meridian Gold common shares rose substantially

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

above the exchange price of $15.125, FMC was required to pay an amount above the principal amount of the debentures exchanged, which resulted in a net charge of approximately $3.1 million ($1.9 million after tax) in the second quarter of 2002. The remaining $2.8 million of debentures were redeemed on June 3, 2002 at the principal amount thereof plus accrued interest.

In 2002, the company redeemed $17.1 million of its 6.375 percent debentures due September 2003 at a premium of $0.2 million.

The company’s long-term debt maturities, before discounts, as of December 31, 2002 are: $167.8 million in 2003, $3.1 million in 2004, $63.3 million in 2005, $3.4 million in 2006, $292.4 million in 2007, and $682.6 million in 2008 and therafter.

Refinancing

On October 21, 2002, the company issued $355.0 million aggregate principal amount of its 10.25 percent senior secured notes due 2009 (the “Notes”). Simultaneously, the company executed a new $500.0 million senior secured credit agreement (the “Credit Agreement”), which provides for a $250.0 million revolving credit facility and a $250.0 million senior secured term loan, and obtained a $40.0 million supplemental secured standby letter of credit facility (the “Supplemental Letter of Credit Facility” and together with the Credit Agreement, the “Credit Facilities”). The net proceeds from the sale of the Notes and the initial borrowings under the Credit Agreement were used to:

•	Fund $260.0 million into a debt reserve account (the “Debt Reserve Account”), included in restricted cash, to redeem $99.5 million in aggregate principal amount of our 7.125 percent medium-term notes due November 2002 and $160.5 million aggregate principal amount of 6.375 percent debentures due in September 2003.

•	Repay all borrowings under and terminate the former $240.0 million revolving credit facility and accounts receivable securitization facility, which had outstanding amounts of $136.1 million and $65.0 million, respectively, both of which were terminated on October 21, 2002;

•	Fund into a restricted cash account (the “Restricted Cash Collateral Account”), included in restricted cash, $130.8 million to refinance and replace with cash collateral certain surety bonds and letters of credit supporting self-insurance programs, environmental obligations and future business commitments and provide $43.4 million of cash to collateralize letters of credit supporting variable rate industrial and pollution control revenue bonds; and

•	Pay fees and expenses of approximately $21 million, which included bank fees and various other costs.

Summary of Terms of the Notes

The Notes bear interest at the rate of 10.25 percent per year. Interest on the Notes is payable on May 1 and November 1 of each year, beginning on May 1, 2003. The Notes mature on November 1, 2009.

The company may redeem all or part of the Notes on or prior to November 1, 2006 at a price of 100 percent of their principal amount, plus a make-whole premium, plus accrued and unpaid interest, if any. At any time after November 1, 2006, the company may redeem all or part of the Notes at fixed redemption prices plus accrued and unpaid interest, if any. At any time on or prior to November 1, 2005, the company may redeem up to 35 percent of the Notes from the proceeds of one or more public equity offerings by the company at a fixed redemption price plus accrued and unpaid interest, if any.

The Notes are senior obligations and are guaranteed on a senior basis by FMC’s wholly-owned domestic subsidiaries, that guarantee indebtedness under the Credit Facilities its new $500.0 million Credit Agreement and the $40.0 million Supplemental Letter of Credit Facility which were entered into concurrently with the issuance of the Notes. As of December 31, 2002, FMC’s subsidiaries that are not guarantors had approximately $ 211.9 million of liabilities to which the Notes are structurally subordinated.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Notes are secured on a second-priority basis by collateral consisting of certain of the company’s domestic manufacturing or processing facilities and its shares of FMC Wyoming Corporation, its non-wholly-owned principal domestic subsidiary. The second-priority liens are shared on an equal and ratable basis with the holders of indebtedness (“Existing Public Debt”) issued under the company’s existing indentures dated April, 1992 and July 1, 1996 (the “Existing Public Indentures”) and with (i) the lenders and other credit providers under the Credit Facilities, (ii) certain other lenders and credit providers to the company and its foreign subsidiaries and (iii) lenders to Astaris LLC as beneficiaries of its obligations under the support agreement relating to Astaris. This lien is subject and subordinate to the first-priority lien granted to such lenders and other credit providers in an amount not exceeding 10.0 percent of the company’s consolidated net tangible assets from time to time. In addition, those lenders and credit providers are secured by liens on substantially all of the company’s other domestic assets that are not included in the collateral securing the notes and on 65 percent of the stock of certain of our foreign subsidiaries.

Summary Terms of the Credit Facility

The Credit Facilities replaced the company’s $240.0 million 364-day non-amortizing revolving credit facility which was due to expire in December of 2002 and a $25.0 million supplemental revolving credit facility due to expire on October 31, 2002. Under the Credit Agreement, 0.25 percent of the original principal amount of the $250.0 million term loan is due and payable at the end of each quarter, commencing March 31, 2003, with the balance maturing on October 21, 2007. Amounts under the $250.0 million revolving credit facility may be borrowed, repaid and reborrowed from time to time until the maturity of the revolving credit facility on October 21, 2005. Up to $50.0 million of the revolving credit facility is available for issuance of letters of credit on the company’s behalf. Voluntary prepayments and commitment reductions under the Credit Facilities are permitted at any time without fee upon proper notice and subject to minimum dollar amounts. Subject to certain exceptions, mandatory prepayments are required with cash proceeds of asset sales, casualty events and condemnation proceeds, equity issuances and excess cash flow.

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

Obligations under the Credit Agreement bear interest at a floating rate, which is, at the company’s option, either a base rate or a London InterBank Offered Rate (“LIBOR”), in each case plus an applicable margin. The base rate is Citibank N.A.’s base rate. The applicable margins for the term loan are 3.75 percent per annum over the base rate and 4.75 percent per annum over LIBOR. The initial applicable margins for borrowings under the revolving credit facility is 2.50 percent over the base rate and 3.50 percent over LIBOR. After March 31, 2003 the applicable margins under the revolving credit facility are subject to adjustment based on the company’s ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization.

Under the Credit Agreement, FMC is required to pay a commitment fee on the difference between the total amount of the revolving credit facility and the amount borrowed by the company, or for which letters of credit were issued on its behalf, under the Credit Agreement. The initial commitment fee is .50 percent of the unused commitment per year. The commitment fee is subject to adjustment based on the company’s leverage ratio.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The company pays fees under the Supplemental Letter of Credit Facility on the face amount of letters of credit issued thereunder at a rate per year equal to the applicable margin for LIBOR loans under the revolving credit facility under the Credit Agreement, plus 0.25 percent. The company also pays a commitment fee on the unused portion of the Supplemental Letter of Credit Facility at the same rate applicable to its revolving credit facility.

The obligations of FMC under these facilities are guaranteed by each of its existing and subsequently acquired direct and indirect material wholly-owned domestic subsidiaries subject to certain exceptions for subsidiaries that are insignificant to the company’s operations. The obligations of FMC under the Credit Facilities are secured on a first-priority basis by substantially all of the domestic tangible and intangible assets of the company and its domestic wholly-owned subsidiaries, including a pledge of 100.0 percent of the stock of domestic subsidiaries and at least 65.0 percent of the stock of first-tier foreign subsidiaries. The company’s pledge of the collateral that secures the Notes and the Existing Public Debt is limited on a first-lien basis to an aggregate amount not to exceed 10.0 percent of consolidated net tangible assets as noted above and thereafter is shared on an equal ratable basis with the existing public debt and notes. The Credit Facilities are also secured by all of the cash of the company including cash held in the Debt Reserve Account and the Restricted Cash Collateral Account to the extent the latter is available. The Credit Facilities are secured equally and ratably with the company’s obligations owed to certain other lenders to the company and its foreign subsidiaries and under the company’s support agreement with respect to Astaris.

Covenants

Among other restrictions, the Credit Facilities contain financial covenants related to leverage (measured as the ratio of adjusted earnings to debt), interest coverage (measured as the ratio of interest expense to adjusted earnings), consolidated net worth and capital spending. FMC was in compliance with all debt covenants at December 31, 2002.

Short-term Debt

Short-term debt decreased to $64.3 million at December 31, 2002 compared to $136.5 million at December 31, 2001. Short-term debt consists of commercial paper (in 2001), borrowings under committed credit facilities and foreign bank borrowings. Since the lowering of FMC’s short-term credit rating by Moody’s Investor’s Service, Inc. on June 13, 2002, FMC ceased offerings under its commercial paper program and repaid maturities by borrowing under its then existing $240.0 million revolving credit facility. At December 31, 2002, no commercial paper was outstanding compared to $33.0 million at December 31, 2001.

The current portion of long-term debt was $166.8 million at December 31, 2002 compared to $135.2 million at December 31, 2001. This increase is attributed to the September 2003 maturity of the company’s $143.3 million 6.375 percent debentures and $20.0 million 6.530 percent medium term note due December 2003. An amount sufficient to repay a 6.375 percent debentures is included in restricted cash.

Compensating Balance Agreements

FMC maintains informal credit arrangements in many foreign countries. Foreign lines of credit, which include overdraft facilities, typically do not require the maintenance of compensating balances, as credit extension is not guaranteed but is subject to the availability of funds.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11    ENVIRONMENTAL OBLIGATIONS

FMC is subject to various federal, state, local and foreign environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials and remediation of contaminated sites. The company is also subject to liabilities arising under CERCLA and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment. In addition, the company is subject to liabilities under RCRA and analogous state laws that require owners and operators of facilities that treat, store or dispose of hazardous waste to follow certain waste management practices and to clean up releases of hazardous waste into the environment associated with past or present practices.

FMC has been named a potentially responsible party, or PRP, at 26 sites on the federal government’s National Priority List. In addition, the company also has received notice from the EPA or other regulatory agencies that the company may be a PRP, or PRP equivalent, at other sites, including 43 sites at which the company has determined that it is reasonably possible that the company has an environmental liability. In cooperation with appropriate government agencies, FMC is currently participating in, or has participated in, a RI/FS or its equivalent at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a ROD has been issued.

Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which the company is alleged to have disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. The company has provided reserves for potential environmental obligations that management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, total reserves of $223.4 million and $260.4 million, respectively, before recoveries, were recorded at December 31, 2002 and 2001. The long-term portion of these reserves is included in “Environmental liabilities, continuing and discontinued” on the Consolidated Balance Sheets, net of recoveries, and amounted to $171.0 million and $203.5 million at December 31, 2002 and 2001, respectively. The short-term portion of these obligations are recorded in accrued and other liabilities. In addition, the company has estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $80.0 million at December 31, 2002.

To ensure FMC is held responsible only for its equitable share of site remediation costs, FMC has initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. FMC has recorded recoveries, representing probable realization of claims against insurance companies, U.S. government agencies and other third parties, of $27.7 million and $41.5 million, respectively, at December 31, 2002 and 2001. These recoveries are recorded as an offset to the “Environmental liabilities, continuing and discontinued.” Cash recoveries for the years 2002, 2001 and 2000 were $16.2 million, $12.5 million and $14.2 million, respectively. During 2001 the company recognized additional receivables for recoveries of $6.9 million.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below is a rollforward of the company’s environmental reserves, continuing and discontinued from December 31, 2001 to December 31, 2002.

		Pocatello
	Operating and Discontinued Sites (1)	Pre-existing (3)	Shutdown (4)	Total

2001	(In Millions)
Environmental reserves, current, net of recoveries	$5.9	$1.3	$8.2	$15.4
Environmental reserves, long-term, continuing and discontinued, net of recoveries	132.0	33.0	38.5	203.5

Total environmental reserves, net of recoveries at December 31, 2001	$137.9	$34.3	$46.7	$218.9

2002
Provision	$10.2	$—	$—	$10.2
Spending, net of cash recoveries	(21.8)	(3.5)	(8.1)	(33.4)

Net change	$(11.6)	$(3.5)	$(8.1)	$(23.2)

Environmental reserves, current, net of recoveries	6.5	13.9	4.3	24.7
Environmental reserves, long-term, continuing and discontinued, net of recoveries	119.8	16.9	34.3	171.0

Total environmental reserves, net of recoveries at December 31, 2002 (2)	$126.3	$30.8	$38.6	$195.7

(1)	“Current” includes only those reserves related to continuing operations.
(2)	Balance includes environmental remediation reserves related to the shutdown of Pocatello recorded as part of Pocatello shutdown, remediation and other costs reserve in 2001. (See rollforward of restructuring and other charges table in Note 6.)
(3)	Pocatello remediation reserve created prior to the decision to shut down the facility in 2001.
(4)	Additional remediation reserves recorded at the time of the Pocatello shutdown (Note 6).

The company’s total environmental reserves, before recoveries, include $212.4 million and $245.7 million for remediation activities and $11.0 million and $14.7 million for RI/FS costs at December 31, 2002 and 2001, respectively. For the years 2002, 2001 and 2000, FMC charged $41.3 million, $31.3 million and $44.3 million, respectively, against established reserves for remediation spending, and $8.3 million, $12.1 million and $9.2 million, respectively, against reserves for spending on RI/FS. FMC anticipates that the remediation and RI/FS expenditures for current operating, previously operated and other sites will continue to be significant for the foreseeable future.

In December of 2001, Astaris ceased production at the Pocatello, Idaho elemental phosphorus facility. FMC is responsible for decommissioning of the plant and remediation of the site at an estimated cost (net of expected recoveries of $6.9 million from Astaris) of $46.7 million, which was reserved at December 31, 2001. To manage decommissioning and remediation more effectively, FMC reacquired the facility from Astaris in February 2002. The estimated closure and remediation costs include the remaining costs of compliance with a June 1999 Consent Decree settling outstanding violations under RCRA at the Pocatello facility, costs expected under a July 2002 Consent Order with the Idaho Department of Environmental Quality (“Idaho Consent Order”) and costs to be incurred under a 1998 ROD under CERCLA which addresses previously closed ponds on the Pocatello facility portion of the Eastern Michaud Flats Superfund Site. The company had previously signed a Consent Decree under CERCLA to implement this ROD, which was lodged in court on July 21, 1999. On August 3, 2000, the

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Department of Justice (“DOJ”) withdrew the CERCLA Consent Decree and announced that it needed to review the administrative record supporting the EPA’s remedy selection decision. Management believes that the company’s reserves for environmental costs adequately provide for the estimated costs of the existing ROD for the site, the expenses previously described related to the RCRA Consent Decree, the Idaho Consent Order and the incremental costs associated with the decommissioning and remediation of the facility associated with the cessation of production. Management cannot predict the potential changes in the scope of the ROD, if any, resulting from the EPA’s remedy review, nor estimate the potential incremental costs, if any, of changes to the existing remedy.

In 2002, the company recorded environmental provisions totaling $10.2 million ($6.2 million after tax). These provisions related to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years. In 2001, environmental provisions totaling $68.8 million ($42.0 million after tax) were recorded largely related to the remediation of the Pocatello site. Also included in the 2001 provision were costs related to continued cleanup of certain discontinued manufacturing operations from previous years. In 2000, FMC recorded a charge of $12.5 million ($7.6 million after tax) to provide additional reserves for ongoing remediation of several phosphorus properties. Although these properties are part of Astaris (Note 4) FMC retains certain remedial liabilities associated with the properties.

At its facility in Middleport, New York, the company is performing remediation of soil and groundwater and investigating levels of potential contaminants in the soil at various properties in the area of the site under a RCRA Corrective Action Order. Management believes that the current reserve is sufficient to address the existing onsite remediation project and clean-up of soil, if necessary, at properties adjacent to the site. However, additional costs could result if more extensive off-site remediation is required than is currently anticipated. Costs are included in the estimate of reasonably possible environmental loss contingencies noted above.

On October 21, 1999, the Federal District Court for the Western District of Virginia approved a consent decree signed by FMC, the EPA (Region III) and the DOJ regarding past response costs and future clean-up work at the discontinued fiber-manufacturing site in Front Royal, Virginia. As part of a prior settlement, government agencies are expected to reimburse the company for approximately one-third of the clean-up costs due to the government’s role at the site. The company’s $70 million portion of the settlement was charged to earnings in 1998 and prior years. The amount of the reserve for anticipated expenditures at the company’s former site in Front Royal, Virginia, is $44.1 million.

Although potential environmental remediation expenditures in excess of the reserves and estimated loss contingencies could be significant, the impact on the company’s future consolidated financial results is not subject to reasonable estimation due to numerous uncertainties concerning the nature and scope of contamination at many sites, identification of remediation alternatives under constantly changing requirements, selection of new and diverse clean-up technologies to meet compliance standards, the timing of potential expenditures and the allocation of costs among PRPs as well as other third parties.

The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter or year’s results of operations in the future. Management, however, believes any liability arising from potential environmental obligations is not likely to have a material adverse effect on the company’s liquidity or financial condition and may be satisfied over the next 20 years or longer.

Regarding current operating sites, the company spent $9.7 million, $87.4 million and $79.4 million for the years 2002, 2001 and 2000, respectively, on capital projects relating to environmental control facilities. Additionally, in 2002, 2001 and 2000, FMC spent $24.5 million, $35.9 million and $44.0 million, respectively,

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for environmental compliance costs, which are an operating cost of the company and are not covered by established reserves. A significant majority of the 2001 and 2000 spending was associated with the Consent Decree for the company’s U.S.-based phosphorus chemicals business.

NOTE 12    PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The funded status of the company’s domestic qualified and non-qualified pension plans, the United Kingdom pension plan, the defined benefit portion of the company’s Canadian retirement plan and the company’s domestic postretirement healthcare and life insurance benefit plans for continuing operations, together with the associated balances recognized in the company’s consolidated financial statements as of December 31, were as follows:

	Pensions		Other Benefits
	December 31,
	2002	2001	2002	2001
	(In Millions)
Accumulated benefit obligation:
Plans with unfunded accumulated benefit obligation	$705.1	$26.9	$—	$—

Change in benefit obligation:
Benefit obligation at January 1	$687.1	$1,001.8	$87.4	$105.0
Spin-off of Technologies (Note 2)	—	(361.3)	—	(35.1)
Service cost	13.0	12.0	0.7	0.9
Interest cost	47.2	46.8	5.8	5.6
Actuarial (gain) or loss	48.7	44.6	2.7	16.6
Amendments	(0.1)	(3.2)	—	1.0
Divestitures	—	(8.3)	—	—
Foreign currency exchange rate changes	0.8	(0.5)	—	—
Curtailments and settlements	—	(6.9)	—	—
Plan participants’ contributions	0.2	0.2	4.7	5.2
Benefits paid	(41.8)	(38.1)	(12.2)	(11.8)

Benefit obligation at December 31	755.1	687.1	89.1	87.4

Change in fair value of plan assets:
Fair value of plan assets at January 1	631.5	953.9	—	—
Spin-off of Technologies (Note 2)	—	(328.9)	—	—
Actual return on plan assets	3.9	33.8	—	—
Divestitures	—	(8.7)	—	—
Curtailments and settlements	—	(8.1)	—	—
Foreign currency exchange rate changes	0.7	(0.6)	—	—
Company contributions	7.4	28.0	7.5	6.6
Plan participants’ contributions	0.2	0.2	4.7	5.2
Benefits paid	(41.8)	(38.1)	(12.2)	(11.8)

Fair value of plan assets at December 31	601.9	631.5	—	—

Funded status of the plan (liability)	(153.2)	(55.6)	(89.1)	(87.4)
Unrecognized actuarial loss (gain)	123.6	20.6	14.5	12.3
Unrecognized prior service cost (income)	5.7	7.5	(7.2)	(13.2)
Unrecognized transition asset	(0.9)	(0.9)	—	—

Net amount recognized in the balance sheet at December 31	$(24.8)	$(28.4)	$(81.8)	$(88.3)

Prepaid benefit cost	$1.3	$1.2	$—	$—
Accrued benefit liability	(116.5)	(40.3)	(81.8)	(88.3)
Intangible asset	5.6	2.4	—	—
Accumulated other comprehensive income	84.8	8.3	—	—

Net amount recognized in the balance sheet at December 31	$(24.8)	$(28.4)	$(81.8)	$(88.3)

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the assumptions used and the components of net annual benefit cost (income) for the years ended December 31:

	Year Ended December 31
	Pensions			Other Benefits
	2002	2001	2000	2002	2001	2000
Assumptions as of December 31:
Discount rate	6.50%	7.00%	7.50%	6.50%	7.00%	7.50%
Expected return on assets	9.25%	9.25%	9.25%	—	—	—
Rate of compensation increase	4.00%	4.25%	4.25%	—	—	—
Components of net annual benefit cost (in millions):
Service cost	$13.0	$12.0	$12.3	$0.7	$0.9	$1.2
Interest cost	47.2	46.8	48.0	5.8	5.6	5.3
Expected return on plan assets	(57.1)	(55.1)	(56.4)	—	—	—
Amortization of transition asset	(0.1)	(4.9)	(16.0)	—	—	—
Amortization of prior service cost	1.7	2.0	2.9	(6.0)	(6.0)	(6.1)
Recognized net actuarial (gain) loss	(0.9)	(1.2)	(1.4)	0.6	(0.3)	(0.3)
Curtailment and settlement	—	4.2	0.2	—	—	—

Net annual benefit cost (income) from continuing operations	$3.8	$3.8	$(10.4)	$1.1	$0.2	$0.1
Net annual benefit cost from discontinued operations	—	—	5.0	—	—	0.2

Net annual benefit cost (income)	$3.8	$3.8	$(5.4)	$1.1	$0.2	$0.3

The change in the discount rate used in determining domestic pension and other postretirement benefit obligations from 7.00 percent to 6.50 percent increased the projected pension and other postretirement benefit obligations by $47.6 at December 31, 2002. The change in the rate of compensation increase used in determining pension plan obligations from 4.25 percent to 4.00 percent decreased the projected benefit obligation by approximately $3.2 million at December 31, 2002.

The company recorded a charge, before tax, of $76.4 million for the year ended December 31, 2002 to other comprehensive income to reflect the additional minimum pension liability adjustment.

In 2001, the change in the discount rate used in determining domestic pension and other postretirement benefit obligations at December 31, from 7.50 percent to 7.00 percent, increased the projected pension and other postretirement benefit obligations by $44.0 million.

Effective May 1, 2001, in connection with the IPO of Technologies, the company transferred $251.5 million in qualified domestic pension plan assets to Technologies’ pension trust. As a result of the transfer, the company’s qualified pension plan obligation was reduced by $262.3 million. This initial allocation of assets and obligations, determined in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”) guidelines, between the company’s and Technologies’ plans and trusts was estimated in 2001 and then finalized during 2002. Also in connection with the IPO of Technologies, the benefit obligation for the company’s nonqualified pension plans was reduced by approximately $21.0 million. The company also transferred $77.4 million in foreign pension plan assets to Technologies’ foreign plans and trusts, which in turn reduced the company’s foreign pension plan obligation by approximately $78.0 million. In addition, effective December 31, 2001, a portion of the company’s domestic other postretirement benefit obligations was assumed by Technologies.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The postretirement medical obligations shown reflect a change in the assumed medical trend rate effective December 31, 2002. For measurement purposes, 9 percent and 11 percent increases in the per capita cost of health care benefits for pre-65 and post-65 retirees, respectively, were assumed for 2003, grading down to an ultimate rate of 6 percent in 2009 and later years.

Assumed health care cost trend rates have an effect on the amounts reported for the health care plan. A one-percentage point change in the assumed health care cost trend rates would have the following effects at December 31, 2002:

	One Percentage Point Increase	One Percentage Point Decrease
	(In Millions)
Effect on total of service and interest cost components of net annual benefit cost (income)	$0.1	$(0.1)
Effect on postretirement benefit obligation	$1.9	$(1.7)

The company has adopted SFAS No. 87, “Employer’s Accounting for Pensions,” for its defined benefit plans for substantially all employees in the United Kingdom and Canada. The financial impact of compliance with SFAS No. 87 for other non-U.S. pension plans is not materially different from the locally reported pension expense. The cost of providing pension benefits for foreign employees, net of the cost associated with Technologies’ foreign pension plans in 2000, was $2.6 million in 2002, $1.6 million in 2001 and $1.2 million in 2000.

In April 2000, the company formed Astaris, a joint venture (Note 4). As a result, the former Phosphorus Chemical Division’s active employees began receiving benefits under Astaris’s plans and are not accruing further benefit in the FMC plan, the effect of which was a reduction in annual service cost of approximately $2.0 million. Under the joint venture agreement, Astaris agreed to fund an equal portion of FMC’s and Solutia’s future postretirement benefit payments. FMC’s receivable from Astaris, representing the minimum amount of cash to be received under this portion of the agreement, amounted to $15.9 million at December 31, 2002 and $17.4 million at December 31, 2001.

FMC Corporation Savings and Investment Plan.    The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all domestic employees of the company may participate by contributing a portion of their compensation. The company matches contributions up to specified percentages of each employee’s compensation depending on how the employee allocates his or her contributions. On September 28, 2001, in connection with the spin-off of Technologies, the company transferred the 401(k) plan assets relating to Technologies’ plan participants to a separate trust established for the Technologies’ Savings and Investment Plan. Charges against income for the company’s matching contributions, net of forfeitures and net of matching contributions associated with Technologies (for 2000) were $6.5 million in 2002, $7.3 million in 2001, and $7.7 million in 2000.

NOTE 13    STOCK COMPENSATION PLANS

The FMC 1995 Management Incentive Plan and the FMC 1995 Stock Option Plan, approved by the stockholders on April 21, 1995, provided certain incentives and awards to key employees. In 2000, the Compensation and Organization Committee of the Board of Directors (the “Committee”) which, subject to the provisions of the plans, reviews and approves financial targets, and the times and conditions for payment, adopted the FMC Corporation Stock Appreciation Rights and Phantom Stock Plan to provide equity-based cash

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation to foreign employees. Effective February 16, 2001, the FMC 1995 Management Incentive Plans and the FMC Corporation Stock Appreciation Rights and Phantom Stock Plans were merged with, and into, the FMC 1995 Stock Option Plan. The merged plan was restated and renamed the FMC Corporation Incentive Compensation and Stock Plan (the “Plan”) and was approved by the stockholders on April 20, 2001. The provisions for incentives under the Plan provide for the grant of multi-year incentive awards payable partly in cash and partly in common stock.

The provisions under the Plan and its predecessor plans for stock options provide for regular grants of common stock options, which may be incentive and/or nonqualified stock options. The exercise price for stock options is not less than the fair market value of the stock at the date of grant. Options are exercisable at the time designated by the Committee in the option (four years for grants prior to 1995 and approximately three years for grants during 1995 and thereafter). Incentive and nonqualified options expire not later than 10 years from the grant date (15 years for grants prior to 1996).

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

The company has adopted the disclosure-only provisions of SFAS No. 148 and, as permitted, has chosen not to adopt the fair value based method of accounting for stock-based employee compensation. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for options under the Plan been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000, consistent with the provisions of SFAS No. 148, the company’s net income and diluted earnings per share for the three years ended December 31, 2002 would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000
	(Net Income (Loss) in Millions)
Net income (loss)—as reported	$65.8	$(337.7)	$110.6
Net income (loss)—pro forma	$61.7	$(339.6)	$109.0
Diluted earnings (loss) per share—as reported	$1.92	$(10.86)	$3.50
Diluted earnings (loss) per share—pro forma	$1.80	$(10.92)	$3.45

For 2000, pro forma net income and pro forma diluted earnings per share have been reclassified to reflect the changes in stock-based compensation related to the distribution of net assets related to the spin-off of Technologies (Note 2).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of zero for all years; expected volatility of 36.0 percent, 33.0 percent and 30.7 percent; risk-free interest rates of 4.5 percent, 4.8 percent and 6.7 percent; and expected lives of 5 years for all grants. The weighted average fair value of stock options, calculated using the Black-Scholes option-pricing model, granted during the years ended December 31, 2002, 2001 and 2000 was $13.29, $27.75 and $19.94, respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables and discussion below reflect revised share amounts and prices, using a conversion factor of 1.9 established for periods up to December 31, 2001, based on a ratio of FMC and Technologies closing stock prices on that date, following the spin-off of Technologies (Note 2).

The following summary shows stock option activity for the three years ended December 31, 2002:

	Number of Shares Optioned But Not Exercised	Weighted-Average Exercise Price Per Share
	(Number of Shares in Thousands)
December 31, 1999 (3,857 shares exercisable)	6,177	$28.42
Granted	385	$26.69
Exercised	(505)	$22.89
Forfeited	(197)	$32.59

December 31, 2000 (4,118 shares exercisable)	5,860	$28.65
Granted	793	$38.65
Exercised	(971)	$24.69
Forfeited	(128)	$31.38
Cancelled due to spin-off of Technologies	(1,699)	$38.85

December 31, 2001 (2,716 shares exercisable)	3,855	$30.84
Granted	708	$34.00
Exercised	(409)	$26.89
Forfeited	(75)	$36.27

December 31, 2002 (2,594 shares exercisable)	4,079	$31.69

The following tables summarize information about fixed-priced stock options outstanding at December 31, 2002:

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2002 (In Thousands)	Weighted- Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price Per Share
$ 15.47 – $ 24.33	909	3.2	$21.95
$ 25.18 – $ 31.28	574	6.8	$27.72
$ 32.13 – $ 37.31	1,934	6.4	$34.97
$ 38.42 – $ 43.28	662	8.1	$38.90

Total	4,079	6.0	$31.69

	Options Exercisable
Range of Exercise Prices	Number Exercisable at December 31, 2002 (In Thousands)	Weighted-Average Exercise Price Per Share
$ 15.47 – $ 23.60	284	$16.83
$ 24.26 – $ 31.28	1,080	$25.90
$ 32.13 – $ 36.65	775	$34.47
$ 37.24 – $ 43.28	455	$37.43

Total	2,594	$29.49

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 2, 2003, an additional 113,145 shares became exercisable at a price of $26.26 with an expiration date of February 10, 2010.

Under the Plan, discretionary awards of restricted stock may be made to selected employees. The awards vest over periods designated by the Committee, with payment conditional upon continued employment. Compensation cost is recognized over the vesting period based on the market value of the stock on the date of the award. At December 31, 2002, 348,733 shares of restricted stock were outstanding under the plan.

Under the FMC Deferred Stock Plan for Non-Employee Directors, a portion of the annual retainer for these directors was deferred and paid in the form of shares of the company’s common stock upon retirement or other termination of their directorships. Effective January 1, 1997, the Board of Directors approved a comprehensive compensation plan that terminated the retirement plan for directors and increased the proportion of director compensation paid in common stock of the company. Benefits provided for and earned under the former plan were converted into stock units payable in shares of common stock of the company upon retirement from the Board based on the fair market value of the common stock on December 31, 1996. The plan was amended and restated May 1, 2000 and renamed the FMC Corporation Compensation Plan for Non-Employee Directors. At December 31, 2002, stock units representing an aggregate of 46,199 shares of stock were credited to the non-employee directors’ accounts. In 1998 and 1999, non-employee directors were also granted options to purchase shares of stock at the fair market value of the stock at the date of grant. At December 31, 2002, options for 46,040 shares were outstanding at prices ranging from $33.76 to $40.56. These grants vested one year from the grant date and expire after ten years. Beginning in 2000, non-employee directors were paid in restricted stock units in lieu of stock options. The shares, however, will not be paid out until retirement from the Board. At December 31, 2002 and December 31, 2001 units representing 23,442 and 14,941 shares of stock were outstanding, respectively.

NOTE 14    STOCKHOLDERS’ EQUITY

On June 6, 2002 the company issued 3,250,000 shares of common stock at a net price per share of $31.25. Net proceeds from the issuance of these shares were $101.3 million. The proceeds were used to reduce outstanding borrowings under the company’s then existing $240.0 million revolving credit facility. On December 31, 2001 the company distributed its remaining 83 percent ownership in Technologies (Note 2). The distribution was tax free. Each stockholder of record as of December 12, 2001 received approximately 1.72 shares of Technologies stock for every share of FMC stock. Total shares of Technologies stock distributed were 53,950,000. The company recorded the distribution through a $509.5 million decrease in retained earnings and a $115.0 million decrease in the cumulative translation loss. In 2002 the company made a distribution adjustment of $9.5 million for the final true-up of FMC’s 2001 distribution of Technologies assets.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of FMC’s capital stock activity over the past three years:

	Common Stock	Treasury Stock
	(Number of Shares in Thousands)
December 31, 1999	38,332	7,968
Stock options and awards	290	—
Stock for employee benefit trust, net	—	10

December 31, 2000	38,622	7,978
Stock options and awards	612	—
Stock for employee benefit trust, net	—	(70)
Stock repurchase	—	21

December 31, 2001	39,234	7,929
Equity offering	3,250	—
Stock options and awards	520	—
Stock for employee benefit trust, net	—	(10)
Stock repurchase	—	13

December 31, 2002	43,004	7,932

The company discontinued its repurchase of stock in 2002, except for repurchases to administer its employee benefit plans. Shares of common stock repurchased and contributed to a trust for an employee benefit program (net of shares resold as needed to administer the plan) were 9,900 shares, 69,656 shares and 9,470 shares in 2002, 2001 and 2000, respectively, at a cost of approximately $0.5 million, $5.5 million and $0.6 million.

At December 31, 2002, 8.5 million shares of unissued FMC common stock were reserved for stock options and awards.

At December 31, 2002 and 2001, accumulated other comprehensive loss consisted of cumulative foreign currency translation losses of $118.8 million and $158.6 million, respectively, and for 2002 minimum pension liability adjustments of $47.2 million, net of taxes of $29.6 million. Also included in accumulated other comprehensive loss in 2002 and 2001 was a $13.9 million gain, net of taxes of $8.9 million and a $16.6 million loss, net of taxes of $10.2 million related to the increase and decrease, respectively, in the fair value of currency and energy cash flow hedges (Notes 1 and 15).

Covenants under the new credit facility and debt agreements (Note 10) contain consolidated net worth and other requirements with which FMC was in compliance as of December 31, 2002.

On February 22, 1986, the Board of Directors of the company declared a dividend distribution to each holder of record of common stock as of March 7, 1986, of one Preferred Share Purchase Right for each share of common stock outstanding on that date. Each right entitles the holder to purchase, under certain circumstances related to a change in control of the company, one one-hundredth of a share of Junior Participating Preferred Stock, Series A, without par value, at a price of $300 per share (subject to adjustment), subject to the terms and conditions of a Rights Agreement dated February 22, 1986 as amended through February 9, 1996. The rights expire on March 7, 2006, unless redeemed by the company at an earlier date. The redemption price of $.05 per right is subject to adjustment to reflect stock splits, stock dividends or similar transactions. The company has reserved 400,000 shares of Junior Participating Preferred Stock for possible issuance under the agreement.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15    FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The company’s financial instruments include cash and cash equivalents, restricted cash, trade receivables, other current assets, accounts payable, and amounts included in investments and accruals meeting the definition of financial instruments. These financial instruments are stated at their carrying value which is a reasonable estimate of fair value.

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

	December 31, 2002
	Carrying Amount	Estimated Fair Value
	(In Millions)
Assets (liabilities)
Foreign exchange forward contracts	$(5.3)	$(5.3)
Energy forward contracts	$(0.5)	$(0.5)
Debt	$(1,267.0)	$(1,254.3)

	December 31, 2001
	Carrying Amount	Estimated Fair Value
	(In Millions)
Assets (liabilities)
Foreign exchange forward contracts	$3.2	$3.2
Energy forward contracts	$(29.1)	$(29.1)
Debt	$(923.5)	$(919.8)

Fair values of debt have been determined through a combination of management estimates and information obtained from independent third parties using market data, such as bid/ask spreads on the last business day of the year.

Derivative financial instruments.    The company conducts its business in many foreign countries, exposing earnings, cash flows, and the company’s financial position to a series of foreign currency risks. The majority of these risks originate through foreign currency transactions. The company is also exposed to risks in energy costs due to fluctuations in energy prices.

FMC’s policy is to minimize its cash flow exposure to adverse changes in currency, energy prices and exchange rates. This is accomplished through a controlled program of risk management that includes the use of derivative financial instruments. The company’s objective is to maintain economically balanced currency risk management strategies and energy risk management strategies that provide adequate protection from significant fluctuations in the currency and energy markets.

The company enters into foreign exchange contracts, including forwards and purchased option contracts, to reduce the cash flow exposure of foreign currency fluctuations associated with monetary assets and liabilities and highly anticipated transactions. The company also enters into forward contracts in an effort to mitigate changes in energy costs.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hedge ineffectiveness and the portions of derivative gains and losses excluded from assessments of hedge effectiveness related to the company’s outstanding cash flow hedges and which were recorded to earnings for the year ended December 31, 2001, were less than $0.1 million. Changes in fair value of derivatives qualifying as cash flow hedges are recorded in accumulated other comprehensive income. At December 31, 2002 and 2001 the net deferred after-tax hedging loss in accumulated other comprehensive income was $2.8 million and $16.6 million, respectively. Approximately $2.1 million of the 2002 losses are expected to be realized in earnings over the next twelve months ending December 31, 2003, as the underlying hedging transactions are realized. At various times subsequent to December 31, 2003 the company expects losses from cash flow hedge transactions to total, in the aggregate, approximately $0.7 million. The company recognized its derivative gains and losses in the cost of sales or services line of the Consolidated Statements of Income.

The company continues to hold certain forward contracts that have not been designated as hedging instruments. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments, and changes in the fair value of these items are recorded in earnings. The net gain recorded in earnings for contracts not designated as hedging instruments in 2002 and 2001 were $9.0 million and $1.2 million, respectively.

Fair values relating to derivative financial instruments reflect the estimated amounts that the company would receive or pay to terminate the contracts at the reporting date based on quoted market prices of comparable contracts as of December 31, 2002 and 2001. At December 31, 2002 and 2001, derivative financial instruments consisted primarily of foreign exchange forward contracts and energy forward contracts.

As of December 31, 2002 and 2001, the company held foreign exchange forward contracts with notional amounts of $1,361.8 million and $1,227.1 million, respectively, in which foreign currencies (primarily the euro, Norwegian krone, British pound sterling, Austrialian dollar and Danish krone in 2002 and Norwegian krone, euro, British pound sterling, Japanese yen and Singapore dollar in 2001) were purchased, and $1,398.5 million and $1,309.9 million, respectively, in which foreign currencies (primarily euro, Norwegian krone, British Pound Sterling, Australian dollar and Danish krone, euro, Norwegian krone, Swedish krona, British pound sterling, Brazilian real and Japanese yen in 2001 and euro, Swedish krona, British pound sterling and Japanese yen in 2000) were sold. Notional amounts are used to measure the volume of derivative financial instruments.

Financial guarantees and letter of credit commitments.    FMC is a party to various financial instruments with off-balance-sheet risk as part of its normal course of business, including financial guarantees and contractual commitments to extend financial guarantees under letters of credit and other assistance to its customers and the customers of its related parties (Notes 16 and 17). Decisions to extend financial guarantees to its customers, and the amount of collateral required under these guarantees, is based on management’s evaluation of creditworthiness on a case-by-case basis. These financial instruments represent elements of credit risk, which are not recognized on FMC’s Consolidated Balance Sheet. See Note 17.

The table below displays amounts related to FMC’s financial guarantees and contractual commitments to extend financial guarantees and other assistance as of December 31, 2002.

	December 31, 2002
	Carrying Amount	Estimated Fair Value
	(In Millions)
Brazilian customer guarantees	$—	$(4.5)
Guarantees of vendor financing	$(18.2)	$—
Astaris guarantee	$—	$(84.0)

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16    RELATED PARTY TRANSACTIONS

FMC’s chemical and machinery businesses became two independent companies in 2001 through the spin-off of Technologies (Note 2). Prior to Technologies’ IPO, FMC and Technologies entered into certain agreements, which are described below, for purposes of governing the ongoing relationship between the two companies at and after the date of the Technologies separation from FMC.

After the reorganization and spin-off, FMC and Technologies continued to be related in several general and administrative areas. The Separation and Distribution Agreement (the “SDA”) includes provisions intended to govern this ongoing relationship by establishing indemnity responsibilities, allocating responsibility for costs of the IPO and distribution, and establishing a process for the assignment of certain operating costs both prior to and after the IPO. The SDA also identified the assets to be transferred and the liabilities to be assumed by Technologies prior to the IPO.

According to the SDA, costs related to the IPO were the responsibility of Technologies and costs related to the distribution of Technologies shares were the responsibility of FMC. These distribution costs, which were borne by FMC, were immaterial. The two companies also agreed to equally share most general and administrative costs prior to the distribution, with FMC’s share of these expenses totaling $31.3 million in 2001.

The SDA provided for FMC and Technologies to enter into arrangements to govern the various interim relationships between the two companies.

A transition services agreement was entered into on December 31, 2001 between FMC and Technologies, which contemplated the provision of certain support services by one company to the other, such as cash management, accounting, tax, payroll, legal and other corporate, general and administrative functions. These services, with the exception of certain benefit-related services, terminated on December 31, 2002. FMC’s costs related to these services totaled approximately $6 million in 2002.

FMC and Technologies entered into a tax sharing agreement wherein each company is obligated for those taxes associated with their respective businesses, determined as if each company filed its own consolidated, combined or unitary tax returns for any period where Technologies is included in the consolidated, combined or unitary tax return of FMC or its subsidiaries. Additionally, responsibility for all taxes for periods prior to the spin-off will be determined in the same manner. If, within thirty months following the spin-off, Technologies breaches any representations in the tax sharing agreement relating to the favorable ruling FMC received from the IRS regarding the tax-free nature of the spin-off; takes or fails to take any action that causes such representations to be untrue; engages in a sale of substantially all of its assets; undergoes a change of control; or, discontinues the conduct of its business, the spin-off may be taxable to FMC. In the event the spin-off is determined to be taxable to FMC as a result of any of the foregoing, Technologies will be required to indemnify FMC for any resulting taxes, which would likely be material to FMC’s liquidity, results of operations and financial condition.

FMC and Technologies agreed that they would share insurance coverage under FMC’s comprehensive general liability and property policies through the 2002 and 2001 renewals. The 2002 policies for general liability and property expire in September 2003 and March 2004, respectively, at which time FMC and Technologies will establish separate programs. FMC and Technologies will also share, on an equal basis, past insurance policies, subject to reservation of disproportionate coverage in favor of FMC for all prior policy periods up to 1985. This is to recognize certain legacy liabilities retained by FMC. If either company uses more than its share of the policy coverage, it must indemnify the other company to ensure that the indemnified company’s share of policy coverage is unaffected.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FMC agreed to guaranty the performance by Technologies of certain obligations under a number of contracts, debt instruments, and reimbursement agreements. The latter agreements are associated with certain letters of credit. Prior to the spin-off, these obligations related to the businesses of Technologies. As of December 31, 2002, these guaranteed obligations totaled $14.5 million compared to $289.0 million at December 31, 2001. Under the SDA, Technologies agreed to indemnify FMC for these obligations.

As of the distribution on December 31, 2001 a portion of the previously identified shared costs and transitional costs had not been finalized. A payable to Technologies for an outstanding amount of $4.7 million was included in the December 31, 2001 consolidated balance sheet and was paid in the first half of 2002. In the third quarter of 2002, in conjunction with the final true-up of FMC’s 2001 distribution of Technologies assets, Technologies transferred $4.4 million to FMC.

FMC and Technologies generally did not engage in any inter-company commercial transactions; accordingly, there were no significant intercompany purchases, sales, receivables or payables in 2002, 2001, or 2000 from transactions of a commercial nature.

FMC’s Board of Directors has several members who serve on Technologies’ Board of Directors. They include: B.A. Bridgewater, Jr., James R. Thompson and Edward J. Mooney.

The company sold trade receivables without recourse through its wholly owned, bankruptcy-remote subsidiary, FMC Funding Corporation. These transactions resulted in reductions of accounts receivable of $79.0 million at December 31, 2001. The company terminated this securitization program as part of its financing program (Note 10). Using proceeds from the refinancing the company made a final payment of $65.0 million to terminate its account receivable securitization on October 21, 2002.

NOTE 17    COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

FMC leases office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Leases of real estate generally provide for payment of property taxes, insurance and repairs by FMC. Capital leases are not significant. Rent expense under operating leases amounted to $15.3 million, $13.0 million and $17.7 million in 2002, 2001 and 2000, respectively. Rent expense is net of credits (received for the use of leased transportation assets) of $21.2 million, $20.6 million and $18.6 million in 2002, 2001 and 2000, respectively.

Minimum future rentals under noncancelable leases aggregated approximately $193.4 million, before recoveries, as of December 31, 2002 and are estimated to be payable as follows: $28.4 million in 2003, $26.8 million in 2004, $25.1 million in 2005, $18.6 million in 2006, $15.3 million in 2007 and $79.2 million thereafter. Minimum future rentals for transportation assets included above aggregated approximately $148.2 million, against which the company expects to continue to receive credits to substantially defray its rental expense.

The Company adopted the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires that the company recognize the fair value of guarantee and indemnification arrangements issued or modified by the company after December 31, 2002, if the arrangements are within the scope of that Interpretation. In addition, under previously existing generally accepted accounting principles, the company continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees and indemnifications:

Year Ended December 31, 2002
(In Millions)
Guarantees:
– Astaris	$84.0
– Technologies performance guarantees	14.5
– Guarantees of vendor financing	18.2
– Brazilian customer guarantees	4.5

Total	$121.2

For the indemnification issued in connection with the divestiture of a portion of the company’s manufacturing business, a maximum amount of potential future payments cannot be determined because the indemnification is an unlimited obligation. See Note 16 for further details regarding the company’s significant indemnifications.

In connection with the finalization of Astaris’s external financing agreement during the third quarter of 2000, FMC provided an agreement to lenders of Astaris under which the company has agreed to make equity contributions (“keepwell payments”) to Astaris sufficient to make up one half of any short-fall in Astaris earnings below certain levels. Astaris’s earnings did not meet the agreed levels for 2002 and 2001 and the company does not expect that such earnings will meet the levels agreed for 2003. The company contributed $29.6 million and $31.3 million to Astaris under this arrangement in 2002 and 2001, respectively, and expects to contribute between $35 million and $50 million in 2003 depending on Astaris’s performance and on their ability to successfully complete a refinancing in 2003. The proportional amount of Astaris indebtedness subject to this agreement from FMC at December 31, 2002 was $84.0 million.

The company provides guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The customers’ obligations to FMC are largely secured by liens on their crops. Losses under these programs have been minimal. The total of these guarantees secured by liens were $18.2 million recorded on the consolidated balance sheets as “Guarantees of Vendor Financing” at December 31, 2002 and $56.0 million at December 31, 2001.

The company also provides guarantees to financial institutions on behalf of certain Agricultural Products customers in Brazil to support their importation of third-party agricultural products. This guarantee program began in 2001 and guarantees at December 31, 2002 and December 31, 2001 were $4.5 million and $10.0 million respectively.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Commitments

On June 30, 1999, FMC acquired the assets of Tg Soda Ash, Inc. from Elf Atochem North America, Inc. for approximately $51.0 million in cash and a contingent payment due at year-end 2003. The contingent payment amount, which will be based on the financial performance of the combined soda ash operations between 2001 and 2003, cannot currently be determined precisely but is expected to be in the range of $40 million to $45 million.

The company also has certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Management believes that the ultimate resolution of its known contingencies will not materially affect the consolidated financial position, results of operations or cash flows of FMC.

NOTE 18    BUSINESS SEGMENT AND GEOGRAPHIC DATA

	Year Ended December 31
	2002	2001	2000	1999	1998
	(In Millions)
Revenue
Agricultural Products	$615.1	$653.1	$664.7	$632.4	$647.8
Specialty Chemicals	488.2	472.0	488.8	564.5	598.2
Industrial Chemicals	753.4	822.0	905.6	1,141.3	1,138.4
Eliminations	(3.8)	(4.1)	(8.8)	(17.7)	(27.5)

Total	$1,852.9	$1,943.0	$2,050.3	$2,320.5	$2,356.9

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle
Agricultural Products	$69.5	$72.8	$87.8	$64.3	$76.3
Specialty Chemicals	89.8	87.5	92.4	73.5	77.9
Industrial Chemicals	71.6	72.6	114.5	144.4	117.5

Segment operating profit(1)	230.9	232.9	294.7	282.2	271.7
Corporate	(35.6)	(36.3)	(36.2)	(41.3)	(48.7)
Other income and expense, net	(0.4)	(1.6)	9.6	9.3	7.1

Operating profit before gains on divestitures of businesses, asset impairments, restructuring and other charges, and net interest expense	194.9	195.0	268.1	250.2	230.1
Gains on divestitures of businesses(2)	—	—	—	55.5	—
Asset impairments(3)	—	(323.1)	(10.1)	(23.1)	—
Restructuring and other charges(4)	(30.1)	(280.4)	(35.2)	(11.1)	—
Net interest expense(5)	(78.3)	(64.4)	(64.2)	(76.4)	(75.3)

Total	$86.5	$(472.9)	$158.6	$195.1	$154.8

Business segment results are presented net of minority interests, reflecting only FMC’s share of earnings. The corporate line primarily includes staff expenses, and other income and expense consists of all other corporate items, including LIFO inventory adjustments and pension income or expense.

(1)	Results for all segments are net of minority interests in 2002, 2001, 2000, 1999 and 1998 of $3.4 million, $2.3 million, $4.6 million, $5.1 million and $6.2 million, respectively, the majority of which pertain to Industrial Chemicals.

(2)	Gains on divestitures of businesses in 1999 relate to the process additives ($35.4 million) and Bioproducts ($20.1 million) operations, both of which are attributable to Specialty Chemicals.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	Asset impairments in 2001 related to Industrial Chemicals ($224.2 million) and Specialty Chemicals ($98.9 million). Asset impairments in 2000 are related to Specialty Chemicals ($1.1 million) and Industrial Chemicals ($9.0 million). Asset impairments in 1999 are related to Specialty Chemicals ($14.7 million) and Industrial Chemicals ($8.4 million). See Note 5.

(4)	Restructuring and other charges in 2002 are related to Industrial Chemicals ($15.0 million), Agricultural Products ($4.7 million), Specialty Chemicals ($1.9 million) and Corporate ($8.5 million). Restructuring and other charges in 2001 are related to Industrial Chemicals ($247.9 million), Corporate ($17.5 million), Agricultural Products ($12.5 million) and Specialty Chemicals ($2.5 million). Restructuring and other charges in 2000 are related to Specialty Chemicals ($1.8 million), Industrial Chemicals ($33.1 million) and Corporate ($0.3 million). Restructuring and other charges in 1999 are related to Agricultural Products ($5.1 million), Specialty Chemicals ($1.3 million), Industrial Chemicals ($0.6 million) and Corporate ($4.1 million). See Note 6.

(5)	Net interest expense in 2002, 2001 and 2000 includes the company’s share of interest expense related to the external financing of Astaris of $6.7 million, $6.1 million and $2.4 million, respectively. The equity in earnings of Astaris, excluding restructuring charges, is included in Industrial Chemicals.

	December 31
	2002	2001	2000	1999	1998
	(In Millions)
Operating capital employed(1)
Agricultural Products	$565.5	$565.5	$490.3	$552.0	$567.3
Specialty Chemicals	560.5	561.4	661.2	652.9	638.8
Industrial Chemicals	547.6	477.9	715.2	818.0	740.8

Total operating capital employed	1,673.6	1,604.8	1,866.7	2,022.9	1,946.9
Segment liabilities included in total operating capital employed	528.9	669.5	580.9	559.3	514.0
Corporate items	699.7	202.9	(23.6)	(65.6)	40.4

Assets of continuing operations	2,902.2	2,477.2	2,424.0	2,516.6	2,501.3
Net assets of Technologies(2)	—	—	637.7	722.2	818.1

Total assets	$2,902.2	$2,477.2	$3,061.7	$3,238.8	$3,319.4

Segment assets(3)
Agricultural Products	$777.0	$865.5	$738.9	$735.1	$702.3
Specialty Chemicals	628.4	619.4	724.3	732.6	722.8
Industrial Chemicals	797.1	789.4	984.4	1,114.5	1,035.8

Total segment assets	2,202.5	2,274.3	2,447.6	2,582.2	2,460.9
Corporate items	699.7	202.9	(23.6)	(65.6)	40.4

Assets of continuing operations	2,902.2	2,477.2	2,424.0	2,516.6	2,501.3
Net assets of Technologies(2)	—	—	637.7	722.2	818.1

Total assets	$2,902.2	$2,477.2	$3,061.7	$3,238.8	$3,319.4

(1)	Company management views operating capital employed, which consists of assets, net of liabilities, reported by the company’s operations (and excludes corporate items such as cash equivalents, debt, pension liabilities, income taxes and LIFO reserves), as its primary measure of segment capital.

(2)	See Note 2.

(3)	Segment assets are assets recorded and reported by the segments and are equal to segment operating capital employed plus segment liabilities. See Note 1.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31
	Capital Expenditures			Depreciation & Amortization			Research & Development Expenses
	2002	2001	2000	2002	2001	2000	2002	2001	2000
	(In Millions)

Agricultural Products	$20.7	$21.6	$21.8	$29.5	$28.0	$26.1	$58.8	$72.5	$66.7
Specialty Chemicals	24.1	28.1	39.2	26.5	34.6	34.8	16.6	15.9	19.1
Industrial Chemicals	28.4	87.3	126.0	58.7	60.5	62.9	6.6	11.4	12.0
Corporate	10.7	8.6	10.3	4.1	8.5	6.0	—	—	—

Total	$83.9	$145.6	$197.3	$118.8	$131.6	$129.8	$82.0	$99.8	$97.8

Geographic Segment Information

	Year Ended December 31
	2002	2001	2000
	(In Millions)
Revenue (by location of customer)

North America (1)	$895.2	$926.8	$1,000.8
Europe/Middle East/ Africa	469.6	479.0	493.1
Latin America	284.2	319.7	310.2
Asia Pacific	203.9	217.5	246.2

Total revenue	$1,852.9	$1,943.0	$2,050.3

(1)	The only country with sales in excess of 10 percent of consolidated revenue is the U.S., totaling $853.7 million, $882.1 million and $965.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

	Year Ended December 31
	2002	2001
	(In Millions)
Long-lived assets
North America (1)	$920.9	$955.0
Europe/Middle East/ Africa	420.5	354.0
Latin America	46.7	38.7
Asia Pacific	10.2	14.3

Total long-lived assets	$1,398.3	$1,362.0

(1)	The only country with long-lived assets in excess of 10 percent of consolidated long-lived assets is the US which totaled $899.2 million and $933.1 million at December 31, 2002 and 2001, respectively.

NOTE 19    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2002				2001
	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.	1st Qtr.	2nd Qtr.	3rd Qtr.	4th Qtr.
	(In Millions, Except Share and Per Share Data and Common Stock Prices)
Revenue	$434.2	$482.4	$476.6	$459.7	$447.2	$523.2	$482.8	$489.8
Income (loss) from continuing operations before equity in earnings of affiliates, minority interests, net interest expense and income taxes	21.8	43.8	51.4	39.8	36.1	(430.0)	26.1	(53.1)
Income (loss) from continuing operations	9.0	19.2	28.2	12.7	14.4	(298.9)	13.9	(35.7)
Income (loss) from discontinued operations, net of income taxes	—	—	—	(3.3)	(40.0)	(0.9)	7.4	3.0
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	(0.9)	—	—	—

Net income (loss)	$9.0	$19.2	$28.2	$9.4	$(26.5)	$(299.8)	$21.3	$(32.7)

Basic net income (loss) per common share(1)	$0.29	$0.59	$0.80	$0.27	$(0.86)	$(9.62)	$0.68	$(1.04)

Diluted net income (loss) per common share(1)	$0.28	$0.57	$0.79	$0.26	$(0.86)	$(9.62)	$0.66	$(1.04)

Weighted average shares outstanding:
Basic	31.5	32.6	35.1	35.1	30.8	31.2	31.2	31.3
Diluted	32.4	33.6	35.9	35.8	30.8	31.2	32.0	31.3

Common stock prices:
High	$41.92	$41.27	$30.33	$32.02	$45.00	$42.43	$37.61	$32.14
Low	$31.38	$28.32	$23.46	$25.21	$36.89	$36.54	$25.29	$25.25

Significant transactions that affected quarterly results in 2002 and 2001 are described in Notes 1, 4, 5, and 6.

(1)	The sum of quarterly earnings per common share may differ from the full-year amount due to changes in the number of shares outstanding during the year.

NOTE 20    GUARANTORS

In accordance with the company’s completion of its refinancing on October 21, 2002, condensed consolidated financial statements are being disclosed. The following entities: InterMountain Research and Development Corporation, FMC Asia-Pacific, Inc., FMC Overseas, Ltd., FMC WFC I, Inc., FMC WFC II, Inc., FMC WFC I NL, L.L.C., FMC Defense Corp., FMC Defense NL, L.L.C., FMC Properties, LLC, FMC Funding Corporation, FMC Idaho, LLC, wholly-owned direct and indirect domestic subsidiaries of the company (“Guarantors”), fully and unconditionally guarantee the obligations under the refinancing program on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: FMC Corporation on a parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of December 31, 2002 and December 31, 2001, and for each of the years ended December 31, 2002, 2001 and 2000. The eliminating adjustments primarily reflect inter-company transactions, such as interest income and expense, accounts receivable and payable, advances, short- and long-term debt, royalties and profit in inventory eliminations. The company has not presented separate notes and other disclosures concerning the Guarantors as management has determined that such material information is available in the notes to FMC’s consolidated financial statements.

FMC CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2002

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	( In Millions)
Revenues	$1,057.2	$287.8	$888.6	$(380.7)	$1,852.9
Cost of sales and services	709.9	237.9	761.0	(348.9)	1,359.9
Selling general and administrative expenses	159.6	23.8	40.7	—	224.1
Research and development expenses	72.8	4.5	4.7	—	82.0
Restructuring and other charges	29.5	—	0.6	—	30.1

Total costs and expenses	971.8	266.2	807.0	(348.9)	1,696.1

Income (loss) from continuing operations before equity in earnings of affiliates, minority interests, interest income and expense, income taxes	85.4	21.6	81.6	(31.8)	156.8
Equity in (earnings) loss of affiliates	(2.8)	—	(2.0)	0.1	(4.7)
Minority interests	0.1	(0.3)	3.7	(0.1)	3.4
Interest expense, net	115.2	(44.8)	1.2	—	71.6

Income (loss) from continuing operations before income taxes	(27.1)	66.7	78.7	(31.8)	86.5
Provision (benefit) for income taxes	(19.3)	27.0	9.7	—	17.4

Income (loss) from continuing operations	(7.8)	39.7	69.0	(31.8)	69.1
Discontinued operations, net of income taxes	(3.3)	—	—	—	(3.3)

Net income (loss)	$(11.1)	$39.7	$69.0	$(31.8)	$65.8

FMC CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2001

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In Millions)
Revenues	$1,179.2	$306.3	$901.2	$(443.7)	$1,943.0
Cost of sales and services	731.5	281.2	751.4	(346.8)	1,417.3
Selling general and administrative expenses	226.8	(20.8)	39.2	(1.9)	243.3
Research and development expenses	86.8	5.2	7.8	—	99.8
Asset impairments, restructuring and other charges	263.2	333.1	7.2	—	603.5

Total costs and expenses	1,308.3	598.7	805.6	(348.7)	2,363.9

Income (loss) from continuing operations before equity in earnings of affiliates, minority interests, interest expense, net, income taxes and cumulative effect of change in accounting principle	(129.1)	(292.4)	95.6	(95.0)	(420.9)
Equity in earnings of affiliates	(6.8)	—	(1.8)	—	(8.6)
Minority interests	0.4	—	1.6	0.3	2.3
Interest expense, net	106.0	(46.2)	(1.5)	—	58.3

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(228.7)	(246.2)	97.3	(95.3)	(472.9)
Provision (benefit) for income taxes	(90.7)	(91.1)	15.2	—	(166.6)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(138.0)	(155.1)	82.1	(95.3)	(306.3)
Discontinued operations, net of income taxes	(30.5)	—	—	—	(30.5)

Income (loss) before cumulative effect of change in accounting principle	(168.5)	(155.1)	82.1	(95.3)	(336.8)
Cumulative effect of change in accounting principle, net of income taxes	(0.9)	—	—	—	(0.9)

Net income (loss)	$(169.4)	$(155.1)	$82.1	$(95.3)	$(337.7)

FMC CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2000

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In Millions)
Revenue	$1,253.8	$260.2	$879.7	$(343.4)	$2,050.3
Cost of sales and services	861.0	205.9	729.9	(327.4)	1,469.4
Selling general and administrative expenses	216.1	(24.6)	47.0	(7.2)	231.3
Research and development expenses	82.7	3.7	11.4	—	97.8
Asset impairments, restructuring and other charges	44.7	—	0.6	—	45.3

Total costs and expenses	1,204.5	185.0	788.9	(334.6)	1,843.8

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interests, interest income and expense and income taxes	49.3	75.2	90.8	(8.8)	206.5
Equity in (earnings) loss of affiliates	(16.3)	(0.9)	(4.8)	3.5	(18.5)
Minority interests	4.3	2.7	1.3	(3.7)	4.6
Interest expense (income), net	93.0	(38.2)	7.0	—	61.8

Income (loss) from continuing operations before income taxes	(31.7)	111.6	87.3	(8.6)	158.6
Provision (benefit) for income taxes	(17.9)	33.3	19.4	(1.8)	33.0

Income (loss) from continuing operations	(13.8)	78.3	67.9	(6.8)	125.6
Discontinued operations, net of income taxes	(15.0)	—	—	—	(15.0)

Net income (loss)	$(28.8)	$78.3	$67.9	$(6.8)	$110.6

FMC CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In Millions)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$321.0	$1.2	$42.0	$—	$364.2
Trade receivables, net of allowance	171.9	186.7	103.6	—	462.2
Inventories	76.8	57.7	85.4	(41.1)	178.8
Intercompany receivables	172.9	18.4	87.1	(278.4)	—
Other assets	59.6	15.8	37.1	—	112.5
Deferred income taxes	58.0	—	—	—	58.0

Total current assets	860.2	279.8	355.2	(319.5)	1,175.7
Investments	1,536.1	11.6	14.8	(1,522.8)	39.7
Property, plant and equipment, net	596.0	86.0	393.5	—	1,075.5
Goodwill	4.7	120.4	4.6	—	129.7
Other assets	131.2	0.1	22.2	—	153.5
Deferred income taxes	297.9	—	—	—	297.9

Total assets	$3,426.1	$497.9	$790.3	$(1,842.3)	$2,872.0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$45.5	$18.8	$—	$64.3
Current portion of long-term debt	166.8	—	—	—	166.8
Accounts payable, trade and other	148.8	29.5	108.2	—	286.5
Intercompany payable	50.0	161.0	67.4	(278.4)	—
Accrued and other current liabilities	215.6	60.4	42.0	—	318.0
Accrued pension and other postretirement benefits, current	14.8	—	—	—	14.8
Income taxes payable	(222.5)	233.5	13.2	—	24.2

Total current liabilities	373.5	529.9	249.6	(278.4)	874.6
Long-term debt, less current portion	1,035.5	—	0.4	—	1,035.9
Accrued pension and other postretirement benefits, long-term	182.2	—	—	—	182.2
Intercompany long-term debt	1,113.9	(1,086.6)	(27.3)	—	—
Intercompany investments	(640.2)	—	—	640.2	—
Reserve for discontinued operations, environmental reserves and other long-term liabilities	243.8	—	—	—	243.8
Other long-term liabilities	19.3	60.6	4.8	—	84.7
Minority interests in consolidated companies	10.7	0.3	43.3	(9.5)	44.8
Stockholders’ equity (deficit):
Common stock and retained earnings	1,767.9	993.7	519.5	(2,194.6)	1,086.5
Accumulated other comprehensive loss	(172.9)	—	—	—	(172.9)
Treasury stock, common, at cost	(507.6)	—	—	—	(507.6)

Total stockholders’ equity	1,087.4	993.7	519.5	(2,194.6)	406.0
Total liabilities and stockholders’ equity	$3,426.1	$497.9	$790.3	$(1,842.3)	$2,872.0

FMC CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2001

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	( In Millions )
ASSETS
Current assets:
Cash and cash equivalents	$7.9	$1.3	$14.2	$—	$23.4
Trade receivables, net of allowance	127.4	213.7	100.6	—	441.7
Inventories	90.1	61.4	86.3	(30.6)	207.2
Intercompany receivables	135.4	20.2	67.8	(223.4)	—
Other assets	44.3	23.8	31.5	—	99.6
Deferred income taxes	48.4	—	—	—	48.4

Total current assets	453.5	320.4	300.4	(254.0)	820.3
Investments	1,752.9	11.5	14.0	(1,753.2)	25.2
Property, plant and equipment, net	523.9	73.4	490.5	—	1,087.8
Goodwill	4.0	105.1	4.4	—	113.5
Other assets	115.4	3.2	17.0	—	135.6
Deferred income taxes	294.8	—	—	—	294.8

Total assets	$3,144.5	$513.6	$826.3	$(2,007.2)	$2,477.2

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$103.5	$13.5	$19.5	—	$136.5
Current portion of long-term debt	135.2	—	—	—	135.2
Accounts payable, trade and other	177.8	32.7	117.2	—	327.7
Intercompany payable	(39.0)	198.9	59.6	(219.5)	—
Accrued and other current liabilities	216.0	140.4	36.6	—	393.0
Accrued pension and other postretirement benefits, current	18.2	—	—	—	18.2
Income taxes payable	(80.0)	94.3	13.5	—	27.8

Total current liabilities	531.7	479.8	246.4	(219.5)	1,038.4
Long-term debt, less current portion	651.8	—	—	—	651.8
Accrued pension and other postretirement benefits, long term	109.2	—	—	—	109.2
Intercompany long-term debt	1,052.2	(1,039.4)	(10.3)	(2.5)	—
Intercompany investments	(188.9)		(159.5)	348.4	—
Reserve for discontinued operations, environmental reserves and other long-term liabilities	220.9	68.9	—	—	289.8
Other long-term liabilities	122.3	1.8	0.3	—	124.4
Minority interests in consolidated companies	46.1	—	8.1	(9.4)	44.8
Stockholders’ equity (deficit):
Common stock and retained earnings	1,293.6	1,002.5	741.3	(2,124.2)	913.2
Accumulated other comprehensive loss	(186.8)	—	—	—	(186.8)
Treasury stock, common, at cost	(507.6)	—	—	—	(507.6)

Total stockholders’ equity	599.2	1,002.5	741.3	(2,124.2)	218.8
Total liabilities and stockholders’ equity	$3,144.5	$513.6	$826.3	$(2,007.2)	$2,477.2

FMC CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

Year Ended December 31, 2002

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In Millions)
Cash provided (required) by operating activities	$260.9	$25.7	$(116.6)	$(29.2)	$140.8
Cash required by discontinued operations	(29.6)	—	—	—	(29.6)
Cash provided (required) by investing activities:
Capital expenditures	(42.7)	(10.7)	(30.5)	—	(83.9)
Other investing activities	(286.8)	0.1	192.2	67.6	(26.9)

Cash provided (required) by investing activities	(329.5)	(10.6)	161.7	67.6	(110.8)
Cash provided (required) by financing activities:
Change in short-term debt obligations, net	(103.9)	32.0	(0.7)	—	(72.6)
Repayment of long-term debt, net of increased borrowings	415.2	—	—	—	415.2
Proceeds from equity offering	101.3	—	—	—	101.3
Other financing activities	(275.9)	(47.2)	(16.6)	(38.4)	(378.1)

Cash provided (required) by financing activities	136.7	(15.2)	(17.3)	(38.4)	65.8

Increase (decrease) in cash and cash equivalents	38.5	(0.1)	27.8	—	66.2
Beginning of year	7.9	1.3	14.2	—	23.4

End of period	$46.4	$1.2	$42.0	$—	$89.6

FMC CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

Year Ended December 31, 2001

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In Millions)
Cash provided (required) by operating activities	$(298.6)	$(245.9)	$110.4	$385.0	$(49.1)
Cash provided (required) by discontinued operations	150.1	—	—	(262.0)	(111.9)
Cash provided (required) by investing activities:
Capital expenditures	(37.2)	(62.3)	(46.1)	—	(145.6)
Other investing activities	(52.7)	266.5	67.4	(305.2)	(24.0)

Cash provided (required) by investing activities	(89.9)	204.2	21.3	(305.2)	(169.6)
Cash provided (required) by financing activities:
Change in short-term debt obligations, net	29.7	3.9	(16.1)	—	17.5
Repayment of long-term debt, net of increased borrowings	(108.3)	—	—	—	(108.3)
Contribution from Technologies	430.7	—	—	—	430.7
Other financing activities	(104.7)	35.8	(106.5)	182.2	6.8

Cash provided (required) by financing activities	247.4	39.7	(122.6)	182.2	346.7

Increase (decrease) in cash and cash equivalents	9.0	(2.0)	9.1	—	16.1
Beginning of year	(1.1)	3.3	5.1	—	7.3

End of period	$7.9	$1.3	$14.2	$—	$23.4

FMC CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

Year Ended December 31, 2000

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(In Millions)
Cash provided (required) by operating activities	$(39.7)	$184.8	$64.4	$63.4	$272.9
Cash provided (required) by discontinued operations	94.8	—	—	(144.9)	(50.1)
Cash provided (required) by investing activities:
Capital Expenditures	(84.6)	(63.2)	(49.5)	—	(197.3)
Distribution from Astaris	88.8	—	—	—	88.8
Other investing activities	8.4	(129.2)	130.7	1.2	11.1

Cash provided (required) by investing activities	12.6	(192.4)	81.2	1.2	(97.4)
Cash provided (required) by financing activities:
Net change in short-term debt obligations	(315.9)	(12.8)	6.2	81.9	(240.6)
Repayment of long-term debt, net of increased borrowings	(72.9)	(0.3)	—	21.5	(51.7)
Contribution from Technologies	117.9	—	—	—	117.9
Other financing activities	196.0	20.7	(161.2)	(23.1)	32.4

Cash provided (required) by financing activities	(74.9)	7.6	(155.0)	80.3	(142.0)

Increase (decrease) in cash and cash equivalents	(7.2)	—	(9.4)	—	(16.6)
Beginning of year	6.1	3.3	14.5	—	23.9

End of period	$(1.1)	$3.3	$5.1	$—	$7.3

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders, FMC Corporation:

We have audited the accompanying consolidated balance sheets of FMC Corporation and consolidated subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index in Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Corporation and consolidated subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002 and Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 14, 2003

FMC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

	(In Millions)
Description	Balance, Beginning of Year	Provisions	Write-offs(1)	Balance, End of Year
	(In Millions)
December 31, 2000 Reserve for doubtful accounts	$4.5	$1.8	$(0.1)	$6.2

Deferred tax valuation allowance	$19.4	$—	$(5.4)	$14.0

December 31, 2001 Reserve for doubtful accounts	$6.2	$2.1	$0.1	$8.4

Deferred tax valuation allowance	$14.0	$4.0	$—	$18.0

December 31, 2002 Reserve for doubtful accounts	$8.4	$1.8	$(3.5)	$6.7

Deferred tax valuation allowance	$18.0	$10.8	$(6.4)	$22.4

(1)	Write-offs are net of recoveries.

PART III

Incorporated by Reference From:

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	— Part I; Proxy Statement for 2003 Annual Meeting of Stockholders

ITEM 11.	EXECUTIVE COMPENSATION	— Proxy Statement for 2003 Annual Meeting of Stockholders

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	— Proxy Statement for 2003 Annual Meeting of Stockholders

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	— Proxy Statement for 2002 Annual Meeting of Stockholders and Note 16 included on pages 84 and 85 of this report.

ITEM 14.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of a date within 90 days of the filing date of this annual report. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

(b) Change in Internal Controls. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the company’s most recent evaluation, including any corrective actions with regard to significant deficiencies or material weakness.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed with this Report

1.	Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.

2.	The following supplementary financial information is filed in this Form 10-K:

PAGE
Financial Statement Schedule
II – Valuation and qualifying accounts for the years 2002, 2001 and 2000	100

The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

3.	Exhibits: See attached Index of Exhibits

(b)	Reports on Form 8-K

During the period from November 15, 2002 to March 11, 2003, the Registrant filed reports on Form 8-K or Form 8-K/A as follows:

The company filed a report on Form 8-K dated December 18, 2002 reporting the election of new members to its Board of Directors.

The company filed a report on Form 8-K dated February 26, 2002 to furnish slides used in a presentation made to an industry investor conference.

(c)	Exhibits

See Index of Exhibits beginning on page 105 of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC CORPORATION

(Registrant)

By:	/s/ W. KIM FOSTER
W. Kim Foster Senior Vice President and Chief Financial Officer

Date:  February 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ W. KIM FOSTER W. Kim Foster	Senior Vice President and Chief Financial Officer	February 14, 2003

/s/ GRAHAM R. WOOD Graham R. Wood	Vice President, Controller (Principal Accounting Officer)	February 14, 2003

/s/ WILLIAM G. WALTER William G. Walter	Chairman of the Board and Chief Executive Officer

/s/ B.A. BRIDGEWATER, JR. B.A. Bridgewater, Jr.	Director

/s/ PATRICIA A. BUFFLER Patricia A. Buffler	Director

/s/ G. PETER D’ALOIA G. Peter D’Aloia	Director

/s/ C. SCOTT GREER C. Scott Greer	Director

/s/ EDWARD J. MOONEY Edward J. Mooney	Director

/s/ WILLIAM F. REILLY William F. Reilly	Director

/s/ ENRIQUE J. SOSA Enrique J. Sosa	Director

/s/ JAMES R. THOMPSON James R. Thompson	Director

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, William G. Walter, certify that:

1.	I have reviewed this annual report on Form 10-K of FMC Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ William G. Walter

William G. Walter

President and Chief Executive

Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, W. Kim Foster, certify that:

1.	I have reviewed this annual report on Form 10-K of FMC Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ W. Kim Foster

W. Kim Foster

Senior Vice President and

Chief Financial Officer

INDEX OF EXHIBITS FILED WITH OR INCORPORATED BY REFERENCE INTO FORM 10-K OF FMC CORPORATION FOR THE YEAR ENDED DECEMBER 31, 2002

Exhibit No.	Exhibit Description

10.1	FMC Corporation Incentive Compensation and Stock Plan Amended and Restated as of January 1, 2002

11	Computation of Per Share Earnings

12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23	Consent of KPMG LLP

99.1	CEO Certification of Annual Report (906)

99.2	CFO Certification of Annual Report (906)

*	Indicates a management contract or compensation plan or arrangement