Form 10-Q
period 2003-03-31
FMC CORP
filed 2003-05-13
CIK 37785

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission File Number 1-2376

FMC CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-0479804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1735 Market Street Philadelphia, Pennsylvania	19103
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 215/299-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.10 par value	New York Stock Exchange
Chicago Stock Exchange

Preferred Share Purchase Rights	Pacific Stock Exchange
New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS   YES   ☒ NO   ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN RULE 12b-2 OF THE ACT.)  YES   ☒  NO   ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at April 30, 2003

Common Stock, par value $0.10 per share	43,151,014

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)

	(unaudited)
	Three Months Ended March 31,

	2003	2002

Revenue	$434.0	$434.2

Cost of sales	325.2	326.9
Selling, general and administrative expenses	56.8	57.9
Research and development expenses	20.1	20.6
Restructuring and other charges (Note 6)	—	7.0

Total costs and expenses	402.1	412.4

Income from continuing operations before equity in loss (earnings) of affiliates, minority interests, interest expense, net, and income taxes	31.9	21.8
Equity in loss (earnings) of affiliates	3.5	(4.1)
Minority interests	0.7	0.5
Interest expense, net	25.3	15.4

Income from continuing operations before income taxes	2.4	10.0
Provision for income taxes	0.5	1.0

Net income	$1.9	$9.0

Basic earnings per common share (Note 10)	$0.05	$0.29

Diluted earnings per common share (Note 10)	$0.05	$0.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(unaudited)

	(in millions, except share and par value data)
ASSETS
Current assets
Cash and cash equivalents	$60.0	$89.6
Restricted cash	259.3	274.6
Trade receivables, net of allowance of $7.3 in 2003 and $6.7 in 2002	504.9	462.2
Inventories	183.9	178.8
Other current assets	132.4	112.5
Deferred income taxes	56.8	58.0

Total current assets	1,197.3	1,175.7
Investments	54.6	39.7
Property, plant and equipment, net (Note 5)	1,074.6	1,075.5
Goodwill (Note 3)	134.1	129.7
Other assets	156.2	153.5
Deferred income taxes	298.7	297.9

Total assets	$2,915.5	$2,872.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt (Note 7)	$44.0	$64.3
Current portion of long-term debt (Note 7)	151.5	166.8
Accounts payable, trade and other	231.6	286.5
Accrued and other liabilities	300.7	299.8
Guarantees of vendor financing (Note 14)	38.3	18.2
Accrued pensions and other postretirement benefits, current (Note 13)	13.6	14.8
Income taxes payable	24.7	24.2

Total current liabilities	804.4	874.6
Long-term debt, less current portion (Note 7)	1,122.5	1,035.9
Accrued pension and other postretirement benefits, long-term (Note 13)	179.9	182.2
Environmental liabilities, continuing and discontinued (Note 9)	162.2	171.0
Reserve for discontinued operations (Note 8)	71.7	72.8
Other long-term liabilities	90.5	84.7
Minority interests in consolidated companies	43.9	44.8
Commitments and contingent liabilities (Note 14)
Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2003 or 2002	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2003 and 2002; 43,131,919 issued shares in 2003 and 43,003,994 issued shares in 2002	4.3	4.3
Capital in excess of par value of common stock	337.4	334.1
Retained earnings	749.9	748.1
Accumulated other comprehensive loss (Note 11)	(143.6)	(172.9)
Treasury stock, common, at cost; 7,934,501 shares in 2003 and 7,931,951 shares in 2002	(507.6)	(507.6)

Total stockholders’ equity	440.4	406.0

Total liabilities and stockholders’ equity	$2,915.5	$2,872.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited) Three Months Ended March 31

(in millions)	2003	2002

Cash provided (required) by operating activities of continuing operations:
Net income	$1.9	$9.0
Adjustments from net income to cash required by operating activities of continuing operations:
Depreciation and amortization	30.5	26.2
Equity in loss (earnings) of affiliates	3.5	(4.1)
Restructuring and other charges (Note 6)	—	7.0
Deferred income taxes	(1.6)	(6.4)
Minority interests	0.7	0.5
Other	1.9	(2.2)
Changes in operating assets and liabilities, excluding the effect of acquisitions and divestitures of businesses:
Trade receivables, net	(42.7)	(30.7)
Inventories	(5.1)	0.3
Other current assets and other assets	(22.8)	(17.6)
Accounts payable, trade and other	(54.9)	(115.5)
Accrued and other liabilities	5.8	(51.4)
Income taxes payable	0.5	8.3
Accrued pension and other postretirement benefits, net (Note 13)	(5.2)	(5.2)
Environmental spending, continuing (Note 9)	(1.9)	(0.8)
Restructuring and other spending (Note 6)	(7.9)	(16.8)

Cash required by operating activities	(97.3)	(199.4)

Cash required by discontinued operations:
Environmental spending, discontinued (Note 9)	(5.0)	(6.6)
Other discontinued reserves (Note 8)	(0.5)	(5.9)

Cash required by discontinued operations	(5.5)	(12.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	(unaudited) Three Months Ended March 31,

(in millions)	2003	2002

Cash provided (required) by investing activities:
Capital expenditures	(17.1)	(19.8)
Proceeds from disposal of property, plant and equipment	0.8	3.6
Decrease in investments	0.7	5.4

Cash required by investing activities	(15.6)	(10.8)

Cash provided (required) by financing activities:
Net increase under committed credit facilities	87.0	106.0
Net (decrease) increase in other short-term debt and commercial paper (Note 9)	(20.7)	42.9
Increase in long-term debt	—	0.5
Guarantees of vendor financing (Note 14)	20.1	(0.6)
Accounts receivable sold	—	66.0
Repayment of long-term debt (Note 7)	(16.1)	(10.4)
Decrease in restricted cash	15.3	—
Distributions to minority partners	(1.8)	(1.8)
Issuances of common stock, net	3.3	11.0

Cash provided by financing activities	87.1	213.6

Effect of exchange rate changes on cash and cash equivalents	1.7	(0.1)

Decrease in cash and cash equivalents	(29.6)	(9.2)
Cash and cash equivalents, beginning of period	89.6	23.4

Cash and cash equivalents, end of period	$60.0	$14.2

Supplemental disclosure of cash flow information: Cash paid for interest was $17.6 million and $16.7 million, and cash paid for income taxes, net of refunds, was $3.0 million and $1.5 million for the three months ended March 31, 2003 and 2002, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

The condensed consolidated balance sheet as of March 31, 2003 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 2003 and 2002 have been reviewed by the company’s independent accountants. The review is described more fully in their report included herein. In the opinion of management the condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the three months ended March 31, 2003 and 2002 and of its financial position as of March 31, 2003. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results of operations for the full year.

The company’s accounting policies are set forth in detail in Note 1 to the 2002 consolidated financial statements on Form 10-K. Certain prior year amounts have been reclassified to conform to the current period’s presentation. Effective January 1, 2003, FMC adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—An amendment of FASB Statement No. 123,” (see Note 2).

Note 2: Recently Adopted Accounting Pronouncements

The company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) on January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs by recording a liability at discounted fair value.  The liability is then adjusted to its present value in subsequent periods as accretion expense is recorded.  The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life.  The adoption of SFAS No. 143 had no impact on the company’s consolidated financial statements following a review of its consolidated assets in light of SFAS No. 143.  The company will continue to review its assets for related retirement obligations and assess any possible future obligations that could arise through acquisitions, capital expenditures, changes in environmental law or changes in the business environment in which a particular business operates.

The company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”) on January 1, 2003. This standard addresses the accounting and reporting for costs of so-called “exit activities” (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. The adoption of SFAS No. 146 had no effect on the company’s results of operations for the three months ended March 31, 2003.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—An amendment of FASB Statement No. 123” (“SFAS No. 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. Effective January 1, 2003, FMC adopted the disclosure requirements of SFAS No. 148 regarding disclosure requirements for condensed consolidated financial statements for interim periods in Note 12 below. The company has determined that it will continue to account for stock-based employee compensation in accordance with the existing standards.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The company has included the required interim disclosure in Note 14 below.

Note 3:  Goodwill and Intangible Assets

Goodwill at March 31, 2003 and December 31, 2002 was $134.1 million and $129.7 million, respectively. The majority of goodwill is attributed to an acquisition in the Specialty Chemicals segment. The change in goodwill from period to period is attributed to the strengthening of certain foreign currencies against the U.S. dollar.  There are no other material indefinite life intangibles, other than goodwill related to this acquisition, at March 31, 2003.

The company’s definite life intangibles totaled $11.8 million and $12.1 million at March 31, 2003 and December 31, 2002. At March 31, 2003 these definite life intangibles are allocated among the company’s business segments as follows: $6.2 million in Agricultural Products, $3.9 million in Specialty Chemicals and $1.7 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, industry licenses and other intangibles. Amortization was not significant in the periods presented.

Note 4: Financial Instruments and Risk Management

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to the company’s outstanding cash flow hedges and which were recorded to earnings during the three months ended March 31, 2003, were less than $0.1 million. At March 31, 2003 and March 31, 2002, the net deferred hedging gain in accumulated other comprehensive loss was $0.8 million and the net deferred hedging loss in other comprehensive loss was $7.1 million, respectively. Approximately $2.1 million of net gains are expected to be recognized in earnings during the twelve months ending March 31, 2004, as the underlying hedged transactions are realized, and net losses of $1.3 million are expected to be recognized at various times subsequent to March 31, 2004 and continuing through November 30, 2006.

Note 5: Property, Plant and Equipment

Property, plant and equipment consisted of the following, in millions:

	March 31, 2003 (unaudited)	December 31, 2002

Property, plant and equipment, at cost	$2,684.2	$2,646.8
Accumulated depreciation	(1,609.6)	(1,571.3)

Property, plant and equipment, net	$1,074.6	$1,075.5

Note 6: Restructuring and other charges

There were no restructuring and other charges recorded in the first quarter of 2003.  In the first quarter of 2002, the company recorded restructuring and other charges of $7.0 million.

Of these charges, $2.4 million related to severance and other costs of idling Agricultural Products’ sulfentrazone plant. In the Industrial Chemicals segment the mothballing of the Granger caustic facility in Green River, Wyoming and other restructuring activities resulted in $3.4 million of severance and other costs. The remaining charges resulted from reorganization costs of $1.2 million related to the spin-off and distribution of FMC Technologies stock.  The majority of these restructuring activities were completed by March 31, 2003.

Reserves for restructuring and other charges were $57.9 million and $65.8 million at March 31, 2003 and December 31, 2002, respectively. Restructuring spending of $7.9 million related to programs initiated in 2002 and 2001. Spending during the three months ended March 31, 2003 was primarily for severance payments for previously announced workforce reductions and shutdown costs at the Pocatello, Idaho facility. The following table shows a rollforward of restructuring and other reserves for the first quarter of 2003 and the related spending and other changes:

(in millions)

	U.S. Phosphorus Chemical Division (1)

	Pocatello Shutdown

	Shutdown	Remediation	Tribal Fund	FMC’s Reorganization	Workforce Related and Facility Shutdown	Total

Balance at 12/31/2002	$6.4	$38.6	$8.0	$1.6	$11.2	$65.8
Increase in reserves	—	—	—	—	—	—
Cash payments	(4.1)	(0.5)	—	—	(3.3)	(7.9)
Non-cash charges	—	—	—	—	—	—

Balance at 3/31/2003 (2) (3)	$2.3	$38.1	$8.0	$1.6	$7.9	$57.9

(1)	All phosphorus restructuring and other charges were recorded in 2001.

(2)	Shutdown and remediation reserve provisions are net of recorded recoveries from Astaris of $26.6 million and $6.2 million, respectively.

(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.

Note 7: Debt

Long-term Debt

Long-term debt consists of the following:

	March 31, 2003	December 31, 2002

	(in millions)
Pollution control and industrial revenue bonds, 1.5% to 7.1%, due 2003 to 2032, less unamortized discount (March 31, 2003 - $0.3 million; December 31, 2002 - $0.3 million)	$220.4	$220.9
Debentures, 6.375%, due 2003, less unamortized discount (March 31, 2003 – $0.1 million; December 31, 2002 – $0.1 million), effective rate 6.4%	127.6	143.3
Debentures, 7.75%, due 2011, less unamortized discount (March 31, 2003 – $0.3 million; December 31, 2002 – $0.3 million), effective rate 7.8%	45.2	45.2
Medium-term notes, 6.38% to 7.32%, due 2003 to 2008, less unamortized discounts (March 31, 2003 – $0.4 million, December 31, 2002 – $0.5 million) effective rates 6.5% to 7.3%	197.2	197.1
Senior secured notes, 10.25% due 2009, less unamortized discounts (March 31, 2003 - $4.1 million; December 31, 2002 – $4.3 million)	350.9	350.7
Senior secured term loan, 6.17% due 2007, less unamortized discounts (March 31, 2003 - $4.7 million; December 31, 2002 – $4.9 million)	245.3	245.1
Senior secured revolving credit facility loans, 5.80% due 2005	87.0	—
Other	0.4	0.4

Total long-term debt	1,274.0	1,202.7
Less: current portion	151.5	166.8

Long-term portion	$1,122.5	$1,035.9

In the first quarter of 2003 the company redeemed $15.7 million of its 6.375 percent debentures due September 2003 at a premium plus accrued interest totaling  $0.7 million.

At March 31, 2003 and December 31, 2002 there was $41.0 million of principal amount outstanding of variable-rate industrial and pollution control revenue bonds supported by $43.4 million in bank letters of credit, which are fully collateralized with cash included as part of restricted cash on the condensed consolidated balance sheets.

Short-term debt was $44.0 million at March 31, 2003 compared to $64.3 million at December 31, 2002. Short-term debt at March 31, 2003 and December 31, 2002 consisted of borrowings of foreign subsidiaries.

Note 8: Reserves for Discontinued Operations

Reserves for discontinued operations at March 31, 2003 and December 31, 2002 were $71.7 million and $72.8 million, respectively. At March 31, 2003, substantially all discontinued operations reserves were related to other post-retirement benefit liabilities, self insurance and other long-term obligations associated with operations discontinued between 1976 and 2001.

Note 9: Environmental Obligations

The company has provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $215.7 million and $223.4 million, excluding recoveries, have been provided at March 31, 2003 and December 31, 2002, respectively.

At March 31, 2003 and December 31, 2002 reserves for recoveries were $27.4 million and $27.7 million, respectively, the majority of which relate to existing contractual arrangements with U.S. government agencies and insurance carriers. Cash recoveries recorded as realized claims against third parties were not material in the first quarter of 2003. Total cash recoveries recorded for the year ended December 31, 2002 were $16.2 million.

The long-term portions of environmental reserves, net of recoveries, totaling $162.2 million and $171.0 million at March 31, 2003 and December 31, 2002, respectively are included in environmental liabilities, continuing and discontinued. The short-term portion of these obligations is recorded as other accrued and liabilities.

The company has estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $80.0 million at March 31, 2003 and may be satisfied over the next twenty years or longer. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a material adverse effect on the company’s liquidity or financial condition.

The table below is a rollforward of the company’s environmental reserves, continuing and discontinued, from December 31, 2002 to March 31, 2003.

		Pocatello

	Operating and Discontinued Sites (1)	Pre-existing (3)	Remediation from Pocatello Shutdown (4)	Total

Total environmental reserves, net of recoveries at December 31, 2002 (2)	$126.3	$30.8	$38.6	$195.7
2003
Provision	—	—	—	—
Spending, net of cash recoveries	(6.3)	(0.6)	(0.5)	(7.4)
Other non-cash changes	0.5	(0.5)	—	—

Net change	(5.8)	(1.1)	(0.5)	(7.4)
Environmental reserves, current, net of recoveries	7.9	13.7	4.5	26.1
Environmental reserves, long-term, continuing and discontinued, net of recoveries	112.6	16.0	33.6	162.2

Total environmental reserves, net of recoveries at March 31, 2003 (2)	$120.5	$29.7	$38.1	$188.3

(1)	“Current” includes only those reserves related to continuing operations.

(2)

Balance includes environmental remediation reserves related to the shutdown of Pocatello recorded as part of Pocatello shutdown, remediation and other costs in 2001. (See rollforward of restructuring and other charges table in Note 6.)

(3)	Pocatello remediation reserve created prior to the decision to shutdown the facility in 2001.

(4)	Additional remediation reserves recorded at the time of the Pocatello shutdown (Note 6).

A more complete description of the company’s environmental contingencies and the nature of its potential obligations are included in Notes 1 and 11 to FMC’s 2002 consolidated financial statements on Form 10-K.

Note 10: Capital Stock and Earnings Per Share

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three month ended March 31,

(in millions except share and per share data)	2003	2002

Earnings:
Net income	$1.9	$9.0
Shares:
Weighted average number of shares of common stock outstanding	35,151	31,477
Weighted average additional shares assuming conversion of stock options	520	934

Shares - diluted basis	35,671	32,411

Basic earnings per share	$0.05	$0.29
Diluted earnings per share	$0.05	$0.28

Note 11: Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners. The company’s comprehensive income (loss) for the quarters ended March 31, 2003 and 2002 consisted of the following:

(in millions)

	March 31, 2003	March 31, 2002

Net income	$1.9	$9.0
Other comprehensive income (loss):
Foreign currency translation adjustment	25.8	(22.8)
Net deferral of hedging gains	3.5	9.0

Comprehensive income (loss)	$31.2	$(4.8)

Note 12:  Stock Compensation

The company has adopted the disclosure-only provisions of SFAS No. 148 (see Note 2).  At March 31, 2003, the company had various stock-based compensation plans as described in Note 13 to the 2002 consolidated financial statements on Form 10-K. The company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly no compensation expense has been recognized.  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock compensation plans.

	Three Months Ended March 31

(in millions, except per share data)	2003	2002

Net income, as reported	$1.9	$9.0
Deduct total stock option employee compensation expense determined under fair value based method, net of related tax effects	(1.0)	(1.0)

Pro forma net income	$0.9	$8.0
Basic Earnings per Share:
As reported	$0.05	$0.29
Pro forma	$0.03	$0.25
Diluted Earnings per Share:
As reported	$0.05	$0.28
Pro forma	$0.03	$0.25

Note 13: Pension and Other Postretirement Benefits

The company has reduced the expected return-on-assets assumption to 9.00% in 2003 from 9.25% in 2002.  For further details on FMC’s pension and other postretirement benefits see the company’s 2002 consolidated financial statements on Form 10-K.

Note 14: Commitments and Contingencies

The company adopted the provisions of FIN 45 in 2002 (see Note 2) and continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether a liability must be recognized.

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees and indemnifications:

(in millions)	Three Months Ended March 31, 2003

Guarantees:
– Astaris	$87.7
– Technologies performance guarantees	8.4
– Guarantees of vendor financing	38.3

Total	$134.4

In connection with the finalization of Astaris’s external financing agreement during the third quarter of 2000, the company provided an agreement to lenders of Astaris under which it had agreed to make equity contributions (“keepwell payments”) to Astaris sufficient to make up one-half of any shortfall in Astaris’s earnings below certain levels.  Astaris’s earnings did not meet the agreed levels for the first quarter of 2003 and the company does not expect that such earnings will meet the levels agreed for the remainder of 2003. FMC contributed $29.6 million to Astaris under this arrangement in 2002.  The company expects to contribute approximately $50 million to Astaris in 2003 depending on its financial performance and its ability to complete a refinancing in 2003.  The proportional amount of Astaris’s indebtedness that FMC’s keepwell payments are intended to support is $87.7 million at March 31, 2003 compared to $84.0 million at December 31, 2002.

FMC agreed to guarantee the performance by FMC Technologies of certain obligations under a number of contracts, debt instruments and reimbursement agreements associated with letters of credit (see Notes 2 and 16 to the 2002 consolidated financial statements on Form 10-K).   As of March 31, 2003, these guaranteed obligations totaled $8.4 million compared to $14.5 million at December 31, 2002.

The company provides guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The customers’ obligations to FMC are largely secured by liens on their crops. Losses under these programs have been minimal. The total of these guarantees was $38.3 million and $18.2 million recorded on the condensed consolidated balance sheets as guarantees of vendor financing at March 31, 2003 and December 31,

2002, respectively.

Other Commitments

On June 30, 1999, FMC acquired the assets of Tg Soda Ash, Inc. from Elf Atochem North America, Inc. for approximately $51.0 million in cash and a contingent payment due at year-end 2003. The contingent payment amount, which will be based on the financial performance of the combined soda ash operations between 2001 and 2003, cannot currently be determined precisely but is expected to be in the range of $35 million to $40 million.

The company also has certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Management believes that the ultimate resolution of its known contingencies will not materially affect the consolidated financial position, results of operations or cash flows of FMC.

Note 15: Segment Information

	Three months ended March 31,

(in millions)	2003	2002

Revenue
Agricultural Products	$128.5	$131.1
Specialty Chemicals	126.9	115.8
Industrial Chemicals	179.8	189.8
Eliminations	(1.2)	(2.5)

Total	$434.0	$434.2

Income from continuing operations before income taxes
Agricultural Products	$5.3	$6.3
Specialty Chemicals	24.4	18.2
Industrial Chemicals	9.8	23.1

Segment operating profit	39.5	47.6
Corporate	(7.3)	(10.0)
Other income and expense, net	(2.9)	(3.5)

Operating profit before restructuring and other charges, interest expense, net and affiliate interest expense	29.3	34.1
Restructuring and other charges (1)	—	(7.0)
Interest expense, net	(25.3)	(15.4)
Affiliate interest expense (2)	(1.6)	(1.7)

Income from continuing operations before income taxes	$2.4	$10.0

(1)	See Note 6 for details of restructuring and other charges.

(2)	The company’s share of interest expense of Astaris, the phosphorus joint venture. The equity in earnings (loss) of the joint venture is included in the Industrial Chemicals segment.

NOTE 16: GUARANTORS

In accordance with the company’s completion of its refinancing on October 21, 2002, condensed consolidated financial statements are being disclosed. The following entities: InterMountain Research and Development Corporation, FMC Asia-Pacific, Inc., FMC Overseas, Ltd., FMC WFC I, Inc., FMC WFC II, Inc., FMC WFC I NL, L.L.C., FMC Defense Corp., FMC Defense NL, L.L.C., FMC Properties, LLC, FMC Funding Corporation and FMC Idaho LLC, each a wholly-owned direct and indirect domestic subsidiaries of the company (“Guarantors”), fully and unconditionally guarantee the obligations under the refinancing program on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: FMC Corporation on a parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of March 31, 2003 and December 31, 2002, and for each of the three month periods ended March 31, 2003 and March 31, 2002. The eliminating adjustments primarily reflect inter-company transactions, such as interest income and expense, accounts receivable and payable, advances, short- and long-term debt, royalties and profit in inventory eliminations. The company has not presented separate notes and other disclosures concerning the Guarantors as management has determined that such material information is available in the notes to FMC’s consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)
Three Months Ended March 31, 2003

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(in millions)
Revenues	$254.8	$67.3	$211.8	$(99.9)	$434.0
Cost of sales and services	180.6	50.4	179.7	(85.5)	325.2
Selling general and administrative expenses	42.1	5.3	9.4	—	56.8
Research and development expenses	17.8	1.2	1.1	—	20.1

Total costs and expenses	240.5	56.9	190.2	(85.5)	402.1

Income (loss) from continuing operations before equity in earnings of affiliates, minority interests, interest expense net and income taxes	14.3	10.4	21.6	(14.4)	31.9
Equity in (earnings) loss of affiliates	3.9	—	(0.5)	0.1	3.5
Minority interests	0.1	(0.3)	1.0	(0.1)	0.7
Interest expense, net	40.0	(14.2)	(0.5)	—	25.3

Income (loss) from continuing operations before income taxes	(29.7)	24.9	21.6	(14.4)	2.4
Provision (benefit) for income taxes	(9.0)	8.1	1.4	—	0.5

Net income (loss)	$(20.7)	$16.8	$20.2	$(14.4)	$1.9

FMC CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)
Three Months Ended March 31, 2002

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(in millions)
Revenues	$254.6	$59.1	$211.1	$(90.6)	$434.2
Cost of sales and services	172.1	52.6	175.4	(73.2)	326.9
Selling general and administrative expenses	40.9	7.1	9.9	—	57.9
Research and development expenses	18.3	0.9	1.4	—	20.6
Restructuring and other charges	5.9	0.2	0.9	—	7.0

Total costs and expenses	237.2	60.8	187.6	(73.2)	412.4

Income (loss) from continuing operations before equity in earnings of affiliates, minority interests, interest income and expense, income taxes	17.4	(1.7)	23.5	(17.4)	21.8
Equity in earnings of affiliates	(3.2)	(0.1)	(0.8)	—	(4.1)
Minority interests		(0.2)	0.7	—	0.5
Interest expense, net	26.8	(11.9)	0.5	—	15.4

Income (loss) from continuing operations before income taxes	(6.2)	10.5	23.1	(17.4)	10.0
Provision (benefit) for income taxes	(6.9)	4.0	3.9	—	1.0

Net income (loss)	$0.7	$6.5	$19.2	$(17.4)	$9.0

FMC CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)
March 31, 2003

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(in millions )
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$261.0	$8.6	$49.7	$—	$319.3
Trade receivables, net of allowance	215.0	195.5	94.4		504.9
Inventories	70.9	63.8	92.1	(42.9)	183.9
Intercompany receivables	166.7	22.1	81.9	(270.7)
Other assets	68.5	16.5	47.4	—	132.4
Deferred income taxes	56.8	—	—	—	56.8

Total current assets	838.9	306.5	365.5	(313.6)	1,197.3
Investments	1,610.1	11.9	14.4	(1,581.8)	54.6
Property, plant and equipment, net	588.9	88.7	397.0	—	1,074.6
Goodwill	4.7	124.7	4.7	—	134.1
Other assets	138.7	(3.5)	21.0	—	156.2
Deferred income taxes	298.7	—	—	—	298.7

Total assets	$3,480.0	$528.3	$802.6	$(1,895.4)	$2,915.5

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$0.1	$25.3	$18.6	$—	$44.0
Current portion of long-term debt	151.5	—	—	—	151.5
Accounts payable, trade and other	93.7	32.3	105.6	—	231.6
Intercompany payable	50.4	155.3	65.0	(270.7)	—
Accrued and other current liabilities	219.4	74.1	45.5	—	339.0
Accrued pension and other postretirement benefits, current	13.6	—	—	—	13.6
Income taxes payable	(225.1)	237.5	12.3	—	24.7

Total current liabilities	303.5	524.5	247.0	(270.7)	804.4
Long-term debt, less current portion	1,122.5	—	—	—	1,122.5
Accrued pension and other postretirement benefits, long-term	179.9	—	—	—	179.9
Intercompany long-term debt	1,123.5	(1,084.9)	(38.6)	—	—
Reserve for discontinued operations, environmental reserves and other long-term liabilities	233.9	—	—	—	233.9
Other long-term liabilities	22.4	62.9	5.2	—	90.5
Minority interests in consolidated companies	10.9	—	42.7	(9.7)	43.9
Stockholders’ equity (deficit):
Common stock, capital in excess and retained earnings	1,134.5	1,025.8	546.3	(1,615.0)	1,091.6
Accumulated other comprehensive loss	(143.6)	—	—	—	(143.6)
Treasury stock, common, at cost	(507.6)	—	—	—	(507.6)

Total stockholders’ equity	483.3	1,025.8	546.3	(1,615.0)	440.4

Total liabilities and stockholders’ equity	$3,480.0	$528.3	$802.6	$(1,895.4)	$2,915.5

FMC CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
December 31, 2002

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(in millions )
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$321.0	$1.2	$42.0	$—	$364.2
Trade receivables, net of allowance	171.9	186.7	103.6	—	462.2
Inventories	76.8	57.7	85.4	(41.1)	178.8
Intercompany receivables	172.9	18.4	87.1	(278.4)	—
Other assets	59.6	15.8	37.1	—	112.5
Deferred income taxes	58.0	—	—	—	58.0

Total current assets	860.2	279.8	355.2	(319.5)	1,175.7
Investments	1,536.1	11.6	14.8	(1,522.8)	39.7
Property, plant and equipment, net	596.0	86.0	393.5	—	1,075.5
Goodwill	4.7	120.4	4.6	—	129.7
Other assets	131.2	0.1	22.2	—	153.5
Deferred income taxes	297.9	—	—	—	297.9

Total assets	$3,426.1	$497.9	$790.3	$(1,842.3)	$2,872.0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$45.5	$18.8	$—	$64.3
Current portion of long-term debt	166.8	—	—	—	166.8
Accounts payable, trade and other	148.8	29.5	108.2	—	286.5
Intercompany payable	50.0	161.0	67.4	(278.4)	—
Accrued and other current liabilities	215.6	60.4	42.0	—	318.0
Accrued pension and other postretirement benefits, current	14.8	—	—	—	14.8
Income taxes payable	(222.5)	233.5	13.2	—	24.2

Total current liabilities	373.5	529.9	249.6	(278.4)	874.6
Long-term debt, less current portion	1,035.5	—	0.4	—	1,035.9
Accrued pension and other postretirement benefits, long-term	182.2	—	—	—	182.2
Intercompany long-term debt	1,113.9	(1,086.6)	(27.3)	—	—
Reserve for discontinued operations, environmental reserves and other long-term liabilities	243.8	—	—	—	243.8
Other long-term liabilities	19.3	60.6	4.8	—	84.7
Minority interests in consolidated companies	10.7	0.3	43.3	(9.5)	44.8
Stockholders’ equity (deficit):
Common stock and retained earnings	1,127.7	993.7	519.5	(1,554.4)	1,086.5
Accumulated other comprehensive loss	(172.9)	—	—	—	(172.9)
Treasury stock, common, at cost	(507.6)	—	—	—	(507.6)

Total stockholders’ equity	447.2	993.7	519.5	(1,554.4)	406.0

Total liabilities and stockholders’ equity	$3,426.1	$497.9	$790.3	$(1,842.3)	$2,872.0

FMC CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Three Months Ended March 31, 2003

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(In Millions)
Cash provided (required) by operating activities	$(53.5)	$28.5	$26.0	$(96.6)	$(95.6)
Cash required by discontinued operations	(5.5)	—	—	—	(5.5)
Cash provided (required) by investing activities:
Capital expenditures	(7.8)	(2.1)	(7.2)	—	(17.1)
Other investing activities	(77.4)	(0.5)	0.8	78.6	1.5

Cash provided (required) by investing activities	(85.2)	(2.6)	(6.4)	78.6	(15.6)
Cash provided (required) by financing activities:
Change in short-term debt obligations, net	86.7	(20.2)	(0.2)	—	66.3
Repayment of long-term debt, net of increased borrowings	(16.1)	—	—	—	(16.1)
Other financing activities	28.9	1.7	(11.7)	18.0	36.9

Cash provided (required) by financing activities	99.5	(18.5)	(11.9)	18.0	87.1

Increase (decrease) in cash and cash equivalents	(44.7)	7.4	7.7	—	(29.6)
Beginning of year	46.4	1.2	42.0	—	89.6

End of period	$1.7	$8.6	$49.7	$—	$60.0

FMC CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)
Three Months Ended March 31, 2002

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated

	(In Millions)
Cash provided (required) by operating activities	$(207.5)	$(5.8)	$103.5	$(89.7)	$(199.5)
Cash required by discontinued operations	(12.5)	—	—	—	(12.5)
Cash provided (required) by investing activities:
Capital expenditures	(10.1)	(4.0)	(5.7)	—	(19.8)
Other investing activities	109.5	(0.4)	(123.8)	23.7	9.0

Cash provided (required) by investing activities	99.4	(4.4)	(129.5)	23.7	(10.8)
Cash provided (required) by financing activities:
Change in short-term debt obligations, net	129.7	10.3	8.9	—	148.9
Repayment of long-term debt, net of increased borrowings	(9.9)	—	—	—	(9.9)
Other financing activities	(6.2)	0.7	14.1	66.0	74.6

Cash provided by financing activities	113.6	11.0	23.0	66.0	213.6

Increase (decrease) in cash and cash equivalents	(7.0)	0.8	(3.0)	—	(9.2)
Beginning of year	7.9	1.3	14.2	—	23.4

End of period	$0.9	$2.1	$11.2	$—	$14.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 of this report contains certain forward-looking statements that are based on management’s current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information.

Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, “expects”, “should”, “could”, “may”, “will continue to”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section “Forward-Looking Statements” in Part II of the company’s Annual Report on Form 10-K for the year ended December 31, 2002. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

We further caution that the list of risk factors in the above referenced section of our form 10-K may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of asset, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2002 Annual Report on form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed with the Audit Committee those accounting policies that we have deemed critical. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.

The following is a list those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition.  See “Application of Critical Accounting Policies” in our 2002 Annual Report on Form 10-K for a detailed description of these policies and their affects on our results of operations and financial condition.

•	Environmental
•	Impairment and valuation of long-lived assets
•	Pension and postretirements benefits
•	Income taxes

We did not adopt any accounting policies in the current period that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

NEW ACCOUNTING POLICIES

FMC adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) on January 1, 2003.  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs by recording a liability at discounted fair value.  The liability is then adjusted to its present value in subsequent periods as accretion expense is recorded.  The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. The adoption of SFAS No. 143 had no impact on our consolidated financial statements following a review of our consolidated assets in light of SFAS No. 143, obligations.  We will continue to review our assets for related retirement obligations and assess any possible future obligations that could arise through acquisitions, capital expenditures, changes in environmental law or changes in the business environment in which a particular business operates.

FMC adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”). This standard addresses the accounting and reporting for costs of so-called “exit activities” (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. The adoption of SFAS No. 146 had no effect on our results for the three months ended March 31, 2003.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—An amendment of FASB Statement No. 123” (“SFAS No. 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. Effective January 1, 2003, FMC adopted the disclosure requirements of SFAS No. 148 regarding disclosure requirements for condensed consolidated financial statements for interim periods in Note 12 to our condensed consolidated financial statements. We have determined that we will continue to account for stock-based employee compensation in accordance with the existing standards.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  We have included the required interim disclosure in Note 14 to our condensed consolidated financial statements included in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

During 2002, we strengthened our liquidity position and obtained adequate capital resources for planned business operations by executing a series of financing transactions that were completed in the fourth quarter of 2002.  At March 31, 2003, we had $163.0 million of availability under our $250.0 million committed revolving credit facility, obtained as part of the 2002 refinancing.  There were no outstanding borrowings under this facility at December 31, 2002.  Another objective of the 2002 refinancing was to provide substantial cash for collateral assuring the payment of certain self-insurance obligations, environmental remediation activities, future business commitments, cash to collateralize letters of credit supporting variable-rate pollution control and industrial revenue bonds, and cash to redeem long-term debt maturing before December 31, 2003.  The cash set aside for these purposes is shown on the condensed consolidated balance sheets as “Restricted cash,” which was $259.3 million and $274.6 million at March 31, 2003 and December 31, 2002, respectively.

Cash and cash equivalents, excluding restricted cash, at the end of the first quarter of 2003 compared to December 31, 2002 were $60.0 million and $89.6 million, respectively. We had total debt of $1,318.0 million and $1,267.0 million at March 31, 2003 and December 31, 2002, respectively.   This included $1,122.5 million and $1,035.9 million of long-term debt (excluding current portion) at March 31, 2003 and December 31, 2002, respectively.  Short-term debt, which consists of foreign borrowings, decreased to $44.0 million at March 31, 2003 compared to $64.3 million at December 31, 2002.  The $51.0 million increase in total debt at March 31, 2003 from December 31, 2002 was largely the result of the normal seasonal working capital requirements in our Agricultural Products segment, which we expect to decline throughout the remainder of the year.

Cash required by operating activities was $97.3 million for the three months ended March 31, 2003 compared to $199.4 million for the first three months of 2002 reflecting higher vendor payments made in the first quarter of 2002 than in 2003, which resulted from higher outstanding trade accounts payable at the end of 2001 compared to the end of 2002.  Also contributing to lower cash required by operating activities was decreased restructuring spending in the current year’s quarter compared to the prior year’s quarter and increased accounts receivable at March 31, 2003 from December 31, 2002 compared to the prior’s year’s quarter change.

Cash required by discontinued operations for the first quarter of 2003 and 2002 was $5.5 million and $12.5 million, respectively, reflecting a decrease in spending on environmental obligations of discontinued sites as well as lower spending for post-retirement benefits for employees of discontinued businesses in the first quarter of 2003 compared to the same period in 2002.

Cash required by investing activities was $15.6 million for the three months ended March 31, 2003 compared to $10.8

million for the three months ended March 31, 2002.   Lower capital spending in the first quarter of 2003 was more than offset by lower cash provided by disposals of property, plant and equipment and lower cash provided by investments.

Cash provided by financing activities for the first three months of 2003 of $87.1 million decreased by $126.5 million when compared to cash provided by financing activities of $213.6 million for the first three months of 2002.  Lower cash provided by financing activities reflected lower outstanding borrowing under our revolving credit facility at March 31, 2003 compared to March 31, 2002 principally from decreased seasonal working capital requirements in our Agricultural Products segment.  Also contributing to the decline was the termination of our accounts receivable financing program in 2002.  Advances under this program were $145.0 million at March 31, 2002.  We redeemed $15.7 million of our 6.375% debentures due September 2003 in the first quarter of 2003 at a premium plus accrued interest cost of $0.7 million.  The purchase of these debentures was funded from restricted cash.  At March 31, 2003 there is $127.7 million of restricted cash set aside to redeem long-term debt maturing in 2003.

Commitments and other potential liquidity needs

Our cash needs for the remainder of 2003 include operating cash requirements, capital expenditures, scheduled maturities of long-term debt, equity contributions to Astaris, an expected contingent payment due at year-end 2003 related to the acquisition of Tg Soda Ash, environmental spending and restructuring spending.  We expect that with these needs, our debt balances, net of cash and restricted cash, at year-end 2003 will be at approximately the same levels as at year-end 2002.  We plan to meet our liquidity needs through cash generated from operations and borrowings under our $250.0 million committed revolving credit facility.

In connection with the finalization of Astaris’s external financing agreement during the third quarter of 2000, we provided an agreement to lenders of Astaris under which we have agreed to make equity contributions (“keepwell payments”) to Astaris sufficient to make up one-half of any shortfall in Astaris’s earnings below certain levels.  Astaris’s earnings did not meet the agreed levels for the first quarter of 2003 and we do not expect that such earnings will meet the levels agreed for the remainder of 2003.  We contributed $29.6 million to Astaris under this arrangement in 2002.  We expect to contribute approximately $50 million to Astaris in 2003 depending on its financial performance and its ability to complete a refinancing in 2003.  The proportional amount of Astaris’s indebtedness that FMC’s keepwell payments are intended to support is $87.7 million at March 31, 2003 compared to $84.0 million at December 31, 2002.

On June 30, 1999, we acquired Tg Soda Ash, Inc. from Elf Atochem North America, Inc. for approximately $51.0 million in cash and a contingent payment due at year-end 2003. The contingent payment amount, which will be based on the financial performance of the combined soda ash operations between 2001 and 2003, cannot currently be determined precisely but is expected to be in the range of $35 million to $40 million.

Projected spending for the remainder of 2003 also includes approximately $50 million of shutdown and environmental remediation spending, of which $25 million relates to shutdown and remediation at Pocatello and $25 million for remediation at operating and discontinued business sites. This spending does not include expected spending of approximately $7 million and $9 million in 2003 and 2004, respectively, on capital projects relating to environmental control facilities.  Also, we continue to expect to spend in the range of approximately $20 million to $25 million annually for environmental compliance costs, which are an operating cost of the company.

Other commitments that could affect our liquidity include the following:

FMC agreed to guarantee the performance by Technologies of certain obligations under several contracts, debt instruments, and reimbursement agreements associated with letters of credit.   (See Note 13 to the consolidated financial statements in this Form 10-Q and Notes 2 and 16 to the 2002 consolidated financial statements on Form 10-K.)  As of March 31, 2003, these guaranteed obligations totaled $8.4 million compared to $14.5 million at December 31, 2002.

At March 31, 2003 there was $41.0 million principal amount outstanding of variable-rate industrial and pollution control revenue bonds supported by $43.4 million in bank letters of credit, which are fully collateralized with cash.

We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.  The outstanding amounts of debt guaranteed were $44.0 million and $64.3 million, respectively, at March 31, 2003 and December 31, 2002.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers in Brazil for their seasonal borrowing needs. The customers’ obligations to us are largely secured by liens on their crops.  The total of these guarantees at March 31, 2003 was $38.3 million compared to $18.2 million at December 31, 2002.

Our total commitments under significant contracts that we believe will affect cash over the next five years have not changed significantly compared to the outstanding commitments at December 31, 2002, when the effects of the increased borrowing of $87.0 million under our committed credit facility and the redemption of $15.7 million of our 6.375% debentures due September 2003 are excluded.

DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISKS

Our earnings, cash flows, and financial position are exposed to market risks relating to fluctuations in commodity prices, interest rates and foreign currency exchange rates.  Our policy is to minimize exposure to our cash flow over time caused by changes in currency, interest and exchange rates.  To accomplish this we have implemented a controlled program of risk management consisting of appropriate derivative contracts entered into with major financial institutions.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates and prices.  The range of changes chosen reflects our view of changes that are reasonably possible over a one-year period.  Market-value estimates are based on the present value of projected future cash flows considering the market rates and prices chosen.  We calculate the market value foreign currency risk using third-party software incorporating standard pricing models to determine the present value of the instruments based on market conditions (spot and forward foreign exchange rates) as of the valuation date.  We obtain estimates of the market value energy price risk from calculations performed by a third party.

At March 31, 2003 and December 31, 2002, our net financial instrument position of currency and energy hedges was a net liability of $0.1 million and $5.7 million, respectively.  The change in the net financial instrument position was due to improved positions in our natural gas forward contracts due to increased energy prices somewhat offset by unfavorable foreign currency forward contracts against a strengthening euro.

Interest Rate Risk

One of the strategies that we use to manage interest rate exposure is to enter into interest rate swap agreements.  In the agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount.  In the first quarter of 2003, we entered into swaps with an aggregate notional value of $100.0 million.  These swaps are used to hedge our 10.25% senior secured notes due 2009.

Interest rate swaps that meet specific conditions under SFAS No. 133 are accounted for as fair-value hedges.  Accordingly, the changes in the fair value of these agreements are immediately recorded in earnings.  The mark-to-market values of both the fair-value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in the interest expense component of the income statement.   The net position of these interest rate swap agreements is not material at March 31, 2003.  All existing fair-value hedges are 100.0% effective.  As a result, there is no effect on earnings from hedge ineffectiveness.

Our debt portfolio, including interest rate swap agreements, at March 31, 2003 is composed of 61 percent fixed-rate debt and 39 percent variable-rate debt.  The variable-rate component of our debt portfolio principally consists of foreign bank borrowings, variable-rate industrial and pollution control revenue bonds, borrowings under our $250.0 million term-loan facility, borrowings under our committed $250.0 million revolving credit facility, which has $87.0 million drawn at March 31, 2003, and interest rate swap agreements entered into in the current quarter with an aggregate notional principal amount of $100.0 million.  Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt included in our debt portfolio at March 31, 2003 and December 31, 2002, a 100 basis point increase or decrease in interest rates that remained in effect for an entire quarter would affect quarterly net income by $1.3 million and $0.9 million respectively.

Commodity Price Risk

Energy costs are approximately 9 percent of our cost of sales and services.  We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas.  To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in natural gas prices from their levels at March 31, 2003 and December 31, 2002 with all other variables (including interest rates) held constant.  A 10 percent increase in New York Mercantile Exchange (“NYMEX”) prices would result in an increase of the net asset position of $7.8 million at March 31, 2003 and a decrease of $6.2 million in the net liability position of the relevant financial instruments into a net asset position at December 31, 2002.  A 10 percent decrease in NYMEX prices would result in a decrease of the net asset position at March 31, 2003 of $5.0 million.  At December 31, 2002 a 10 percent decrease in NYMEX prices would have resulted in an increase of $4.3 million in the net liability position.

Foreign Currency Exchange Rate Risk

The primary currency movements for which we have exchange-rate exposure are the U.S. dollar versus the euro, the euro versus the Norwegian krone, the U.S. dollar versus the Japanese yen and the U.S. dollar versus the Brazilian real.  Foreign currency debt and forward foreign exchange contracts are used to reduce our net asset exposure to these currency movements.  We also use forward foreign exchange contracts to hedge firm and highly anticipated foreign currency cash flows.

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2003 and December 31, 2002, with all other variables (including interest rates) held constant.  A 10 percent strengthening of hedged currencies versus our functional currencies would result in an increase of $7.3 million and $8.6 million in the net liability position at March 31, 2003 and December 31, 2002, respectively.  A 10 percent weakening of hedged currencies versus our functional currencies would result in a decrease of $6.9 million in the net liability position at March 31, 2003 and an $8.2 million decrease in the net liability position into a net asset position of the relevant financial instruments at December 31, 2002.

RESULTS OF OPERATIONS

General

Our consolidated revenue was $434.0 million and $434.2 million for the three months ended March 31, 2003 and 2002, respectively.  We earned net income of $1.9 million in the first quarter of 2003 compared to $9.0 million in the prior year’s quarter.  Diluted earnings per common share for the quarter was $0.05  compare to $0.28 in the prior year’s quarter.  Net income in the first quarter of 2002 included restructuring and other charges of $7.0 million ($4.2 million after tax) or $0.13 per common share on a diluted basis.

RESULTS OF OPERATIONS - March 31, 2003 compared to March 31, 2002

Revenue. First quarter 2003 revenue was flat compared to the prior year’s quarter reflecting increased revenue in our Specialty Chemicals segment offset by lower revenue in Industrial Chemicals and Agricultural Products.

Restructuring and other charges. There were no restructuring and other charges recorded in the first quarter of 2003.  Restructuring and other charges totaled $7.0 million in the first quarter of 2002. Of these charges, $2.4 million related to severance and other costs of idling our Agricultural Product’s sulfentrazone plant. In the Industrial Chemicals segment the mothballing of the Granger caustic facility in Green River and other restructuring activities resulted in $3.4 million of severance and other costs. The remaining charges related to reorganization costs of $1.2 million related to the spin-off and distribution of Technologies stock.

Interest expense, net for the quarter was $25.3 million compared to $15.4 million in the prior year’s quarter reflecting the higher interest costs from our refinancing in the fourth quarter of 2002 (see Note 10 to our 2002 consolidated financial statements on Form 10-K. )

Provision for income taxes was $0.5 million in the first quarter of 2003 compared to $1.0 million in the prior year’s quarter resulting in effective tax rates of 22.3% and 10.0%, respectively. The 2002 rate results largely from the effect of restructuring charges.

Net Income. We recorded net income of $1.9 million for the first quarter of 2003 compared to net income of $9.0 million in the first quarter of 2002.

Average shares outstanding used in the quarter’s diluted earnings per common share calculations were 35.7 million in 2003 compared with 32.4 million in the prior year’s quarter.

Other Financial Data

Capital Expenditures totaled $17.1 million for the quarter ended March 31, 2003 compared to $19.8 million for quarter ended March 31, 2002.

The following are line items from our segment profit and loss statement used to reconcile segment operating profit to consolidated income from continuing operations before income taxes (see Note 18 to our 2002 consolidated financial statements on Form 10-K).

Corporate expenses (excluding restructuring and other charges) were $7.3 million compared to $10.0 million in the first quarter of 2002.

Other expense, net for the first quarter of 2003 was $2.9 million compared to $3.5 million for the quarter ended March 31, 2002.

SEGMENT RESULTS - March 31, 2003 compared to March 31, 2002

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed below, in Note 15 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 18 of our 2002 consolidated financial statements on Form 10-K.

Agricultural Products

	Three Months Ended March 31,

	2003	2002

Revenue	$128.5	$131.1
Operating Profit	$5.3	$6.3

Revenue in Agricultural Products of $128.5 million was down 2.0 percent from the prior year’s quarter.  Segment operating profit of  $5.3 million was down 15.9 percent from the first quarter of 2002.   In North America, lower herbicide sales resulting from timing within the distribution channels were partially offset by strong early-season sales into the home and professional pesticide markets.   In Europe and the Middle East, lower insecticide sales resulted from sales shifts within the distribution channels closer to the growing season.  In Latin America, higher sales were driven by strong herbicide demand in tobacco and sugarcane and higher insecticide demand in bananas.  Operating profit declined due to lower overall sales and unfavorable manufacturing costs.

Specialty Chemicals

	Three Months Ended March 31,

	2003	2002

Revenue	$126.9	$115.8
Operating Profit	$24.4	$18.2

Revenue in Specialty Chemicals of $126.9 million was up 9.6 percent from the prior-year quarter.  Segment operating profit of $24.4 million was up 34.1 percent from the first quarter of 2002.  In our BioPolymer business, higher microcrystalline cellulose sales into the pharmaceutical market and favorable foreign currency translation were partially offset by lower sales into the food ingredients market due to timing.  In the lithium business, stronger butyllithium sales into the pharmaceutical synthesis market and increased cathode material and metal sales into the battery market were slightly offset by weaker specialty organic sales due to the timing of several pharmaceutical campaigns.  Segment operating profit increased due to higher sales and improved productivity.

Industrial Chemicals

	Three Months Ended March 31,

	2003	2002

Revenue	$179.8	$189.8
Operating Profit	$9.8	$23.1

Revenue in Industrial Chemicals of $179.8 million was down 5.3 percent from the prior year’s quarter.  Earnings of $9.8 million were down 57.6 percent compared with the first quarter of 2002.  In the alkali business, a decline in caustic soda volumes and prices and the year earlier exit of the cyanide business were the primary drivers of lower sales.    In our peroxygens business, sales were down slightly due to lower hydrogen peroxide volume into the pulp market.  At Foret, lower phosphate sales into the export detergent market were more than offset by favorable foreign currency translation.   Lower segment operating profit was the result of sharply lower affiliate earnings from Astaris, lower sales, and higher energy costs across the segment, all of which were only partially offset by lower overhead costs resulting from our 2002 restructuring initiatives.  An equity loss from Astaris was primarily the result of the absence of a power resale contract as well as decreased selling prices due to ongoing competitive rivalry.

Our phosphorus chemicals business continues to be affected by adverse commercial activity within the phosphorus industry.  We continue to look at ways to mitigate these effects and improve profitability.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

INDEPENDENT ACCOUNTANTS’ REPORT

A report by KPMG LLP, FMC’s independent accountants, on the financial statements included in Form 10-Q for the quarter ended March 31, 2003 is included on page 32.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of March 31, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America. We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of December 31, 2001, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended not presented herein; and in our report dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report dated February 14, 2003, on the consolidated financial statements of FMC Corporation and consolidated subsidiaries as of and for the year ended December 31, 2002, contains an explanatory paragraph that states as discussed in Note 1 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002 and Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001.

/s/KPMG LLP

Philadelphia, Pennsylvania
April 30, 2003

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no material change in the company’s significant legal proceedings from the information reported in Part I, Item 3 of the company’s 2002 Annual Report on Form 10-K.

ITEM 6. EXHIBITS, CERTIFICATION, AND REPORTS ON FORM 8-K

(a)       Documents filed with this Report

99.1 CEO Certification of Quarterly Report

99.2 CFO Certification of Quarterly Report

(b)       Reports on Form 8-K :

The Registrant filed the following reports on Form 8-K or Form 8-K/A:

March 20, 2003 - FMC Corporation announced that it has commenced an exchange offer to exchange up to $355,000,000 aggregate principal amount of its 10 1/4% Senior Secured Notes due 2009 that have been registered under the Securities Act of 1933, as amended, for an identical principal amount of its outstanding, 10 1/4% Senior Secured Notes due 2009 that were issued in a private placement on October 21, 2002.

May 1, 2003 - FMC Corporation issued a press release announcing financial results for the quarter ended March 31, 2003.  A copy of the press release is attached as Exhibit 99.1 to this Current Report on Form 8-K.

(c)       Exhibits

See Index of Exhibits

INDEX OF EXHIBITS FILED WITH OR
INCORPORATED BY REFERENCE INTO
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED MARCH 31, 2003

Exhibit No.	Exhibit Description

12	Statement re Computation of Ratios of Earnings to Fixed Charges

15	Management Awareness Letter of KPMG LLP

99.1	CEO Certification of Quarterly Report (906)

99.2	CFO Certification of Quarterly Report (906)

SIGNATURES

                         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC CORPORATION
(Registrant)

		By:	/s/ W. KIM FOSTER

W. Kim Foster
Senior Vice President and Chief Financial Officer

Date: May 13, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ W. K IM FOSTER

W. Kim Foster
Senior Vice President and Chief Financial Officer