Form 10-Q
period 2003-06-30
FMC CORP
filed 2003-08-13
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT.)    YES  ☒  NO  ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at July 31, 2003
Common Stock, par value $0.10 per share	35,289,324

INDEX

Page No.
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income - Three Months Ended June 30, 2003 and 2002 (unaudited) and Six Months Ended June 30, 2003 and 2002 (unaudited)	3

Condensed Consolidated Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002	4

Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2003 and 2002 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

Part II - OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 6. Exhibits and Reports on Form 8-K	36

Signatures	38

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share data)

	(unaudited) Three Months Ended June 30,		(unaudited) Six Months Ended June 30,
	2003	2002	2003	2002
Revenue	$510.0	$482.4	$944.0	$916.6

Cost of sales or services	370.7	353.1	695.9	680.1
Selling, general and administrative expenses	60.3	57.7	117.1	115.5
Research and development expenses	22.0	20.4	42.1	41.0
Restructuring and other charges (Note 6)	—	7.4	—	14.4

Total costs and expenses	453.0	438.6	855.1	851.0

Income from operations before equity in loss (earnings) of affiliates, minority interests, interest expense, net and income taxes	57.0	43.8	88.9	65.6
Equity in loss (earnings) of affiliates	5.2	3.1	8.7	(1.0)
Minority interests	0.4	0.6	1.1	1.1
Interest expense, net	23.4	17.0	48.7	32.4

Income from operations before income taxes	28.0	23.1	30.4	33.1
Provision for income taxes	6.3	3.9	6.8	4.9

Net income	$21.7	$19.2	$23.6	$28.2

Basic earnings per common share (Note 10)	$0.62	$0.59	$0.67	$0.88
Diluted earnings per common share (Note 10)	$0.61	$0.57	$0.66	$0.85

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (unaudited)	December 31, 2002
	(in millions, except share and par value data)
ASSETS
Current assets
Cash and cash equivalents	$93.7	$89.6
Restricted cash	261.6	274.6
Trade receivables, net of allowance of $9.8 at June 30, 2003 and $6.7 at December 31, 2002	487.6	462.2
Inventories	188.9	178.8
Other current assets	135.0	112.5
Deferred income taxes	57.7	58.0

Total current assets	1,224.5	1,175.7
Investments (Notes 14 and 15)	71.1	39.7
Property, plant and equipment, net (Note 5)	1,090.2	1,075.5
Goodwill (Note 3)	144.7	129.7
Other assets	154.5	153.5
Deferred income taxes	296.1	297.9

Total assets	$2,981.1	$2,872.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt (Note 7)	$32.0	$64.3
Current portion of long-term debt (Note 7)	148.6	166.8
Accounts payable, trade and other	239.4	286.5
Accrued and other liabilities	324.0	299.8
Guarantees of vendor financing (Note 15)	31.1	18.2
Accrued pensions and other postretirement benefits, current (Note 13)	13.0	14.8
Income taxes payable	26.7	24.2

Total current liabilities	814.8	874.6
Long-term debt, less current portion (Note 7)	1,109.3	1,035.9
Accrued pension and other postretirement benefits, long-term (Note 13)	185.2	182.2
Environmental liabilities, continuing and discontinued (Note 9)	160.2	171.0
Reserve for discontinued operations (Note 8)	70.6	72.8
Other long-term liabilities	86.8	84.7
Minority interests in consolidated companies	44.3	44.8
Commitments and contingent liabilities (Note 15)
Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2003 or 2002	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2003 and 2002; 43,131,919 issued shares at June 30, 2003 and 43,003,994 issued shares at December 31, 2002	4.3	4.3
Capital in excess of par value of common stock	337.9	334.1
Retained earnings	771.7	748.1
Accumulated other comprehensive loss (Note 11)	(96.6)	(172.9)
Treasury stock, common, at cost; 7,934,501 shares at June 30, 2003 and 7,931,951 shares at December 31, 2002	(507.4)	(507.6)

Total stockholders’ equity	509.9	406.0

Total liabilities and stockholders’ equity	$2,981.1	$2,872.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited) Six Months Ended June 30,
(in millions)	2003	2002
Cash provided (required) by operating activities of continuing operations:
Net income	$23.6	$28.2
Adjustments from net income to cash required by operating activities of continuing operations:
Depreciation and amortization	61.4	55.4
Equity in loss (earnings) of affiliates	8.7	(1.0)
Restructuring and other charges (Note 6)	—	14.4
Deferred income taxes	7.5	4.6
Minority interests	1.1	1.1
Other	4.8	3.5
Changes in operating assets and liabilities, excluding the effect of acquisitions and divestitures of businesses:
Trade receivables, net	(25.4)	28.8
Inventories	(11.7)	13.8
Other current assets and other assets	(42.3)	(29.0)
Accounts payable, trade and other	(47.2)	(108.5)
Accrued and other liabilities	50.7	(7.9)
Income taxes payable	2.5	(0.8)
Accrued pension and other postretirement benefits, net	(1.4)	(6.3)
Environmental spending, continuing (Note 9)	(3.6)	(1.6)
Restructuring and other spending (Note 6)	(12.2)	(35.3)

Cash provided (required) by operating activities	16.5	(40.6)

Cash required by discontinued operations:
Environmental spending, discontinued (Note 9)	(5.0)	(6.8)
Other discontinued reserves (Note 8)	(3.1)	(12.9)

Cash required by discontinued operations	(8.1)	(19.7)

(continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	(unaudited) Six Months Ended June 30,
(in millions)	2003	2002
Cash provided (required) by investing activities:
Capital expenditures	(39.0)	(35.3)
Proceeds from disposal of property, plant and equipment	2.5	5.9
Increase in investments	(0.5)	(6.5)
Financing commitments to Astaris	(26.1)	(12.6)

Cash required by investing activities	(63.1)	(48.5)

Cash provided (required) by financing activities:
Net increase under committed credit facilities	75.0	102.0
Net decrease in other short-term debt and commercial paper (Note 7)	(32.3)	(3.7)
Net decrease in restricted cash	13.0	—
Guarantees of vendor financing (Note 15)	12.9	(20.6)
Accounts receivable sold	—	5.0
Repayment of long-term debt (Note 7)	(20.8)	(63.7)
Distributions to minority partners	(1.8)	(1.8)
Proceeds from equity offering	—	101.3
Issuances of common stock, net	3.8	16.2

Cash provided by financing activities	49.8	134.7

Effect of exchange rate changes on cash and cash equivalents	9.0	1.0

Increase in cash and cash equivalents	4.1	26.9
Cash and cash equivalents, beginning of period	89.6	23.4

Cash and cash equivalents, end of period	$93.7	$50.3

Supplemental disclosure of cash flow information: Cash paid for interest was $53.0 million and $31.5 million, and cash paid for income taxes, net of refunds, was $9.6 million and $9.2 million for the six months ended June 30, 2003 and 2002, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

The condensed consolidated balance sheet as of June 30, 2003 and the related condensed consolidated statements of income and cash flows for the three and six months ended June 30, 2003 and 2002 have been reviewed by the company’s independent accountants. The review is described more fully in their report included herein. In the opinion of management the condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the three and six months ended June 30, 2003 and 2002 and of its financial position as of June 30, 2003. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results of operations for the full year.

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

Note 2: Recently Adopted and Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires cumulative effect transition for financial instruments existing at the adoption date. The company will adopt SFAS No. 150 effective July 1, 2003, and does not expect that the provisions of SFAS No. 150 will have a material impact on the company’s results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The company will adopt SFAS No. 149 effective July 1, 2003, and does not expect that the provisions of SFAS No. 149 will have a material impact on the company’s results of operations or financial position.

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

The company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”) on January 1, 2003. This standard addresses the accounting and reporting for costs of so-called “exit activities” (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. The adoption of SFAS No. 146 did not have a significant effect on the company’s results of operations for the three and six months ended June 30, 2003.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—An amendment of FASB Statement No. 123” (“SFAS No. 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. Effective January 1, 2003, FMC adopted the disclosure requirements of SFAS No. 148 regarding disclosures for condensed consolidated financial statements in interim periods in Note 12 below. The company has determined that it will continue to account for stock-based employee compensation in accordance with the existing standards.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation establishes standards under which a variable interest entity should be consolidated by the primary beneficiary. The adoption of this standard had no effects on FMC’s reported results for the three and six month period ended June 30, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The company has included the required interim disclosure in Note 15 below.

Note 3: Goodwill and Intangible Assets

Goodwill at June 30, 2003 and December 31, 2002 was $144.7 million and $129.7 million, respectively. The majority of goodwill is attributed to an acquisition in the Specialty Chemicals segment. The change in goodwill from period to period is attributed to the strengthening of certain foreign currencies against the U.S. dollar, principally the Norwegian krone. There are no other material indefinite life intangibles, other than goodwill related to this acquisition, at June 30, 2003.

The company’s definite life intangibles totaled $11.5 million and $12.1 million at June 30, 2003 and December 31, 2002. At June 30, 2003 these definite life intangibles are allocated among the company’s business segments as follows: $6.0 million in Agricultural Products, $3.8 million in Specialty Chemicals and $1.7 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, industry licenses and other intangibles. Amortization was not significant in the periods presented.

Note 4: Financial Instruments and Risk Management

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to the company’s outstanding cash flow hedges and which were recorded to earnings during the three and six months ended June 30, 2003, were less than $0.1 million. At June 30, 2003 and June 30, 2002, the net deferred hedging gain in accumulated other comprehensive loss was $2.6 million and the net deferred hedging loss in other comprehensive loss was $6.3 million, respectively. Approximately $1.0 million of net gains are expected to be recognized in earnings during the twelve months ending June 30, 2004, as the underlying hedged transactions are realized, and net gains of $1.6 million are expected to be recognized at various times subsequent to June 30, 2004 and continuing through November 30, 2006.

Note 5: Property, Plant and Equipment

Property, plant and equipment consisted of the following, in millions:

	June 30, 2003 (unaudited)	December 31, 2002
Property, plant and equipment, at cost	$2,775.5	$2,646.8
Accumulated depreciation	(1,665.3)	(1,571.3)

Property, plant and equipment, net	$1,090.2	$1,075.5

Note 6: Restructuring and other charges

In the three months ended June 30, 2002, the company recorded restructuring and other charges of $7.4 million. This charge included $2.2 million related to severance and other costs in the Industrial Chemicals segment and a $2.1 million charge for other costs including transition costs related to a change in benefits provider, which was a direct result of the company’s spin-off of FMC Technologies Inc. (“Technologies”). Also recorded as part of the second quarter 2002 charge was $3.1 million for the redemption of 6.75% exchangeable senior subordinated debentures related to Meridian Gold completed on June 3, 2002.

In addition, the company recorded $7.0 million of restructuring charges in the first quarter of 2002. Of these charges, $2.4 million related to severance and other costs of idling Agricultural Products’ sulfentrazone plant. In the Industrial Chemicals segment the mothballing of the Granger caustic facility in Green River, Wyoming and other restructuring activities resulted in

$3.4 million of severance and other costs. The remaining charges resulted from reorganization costs of $1.2 million related to the spin-off and distribution of Technologies stock. The majority of these restructuring activities were completed by March 31, 2003.

Reserves for restructuring and other charges were $53.6 million and $65.8 million at June 30, 2003 and December 31, 2002, respectively. Restructuring spending of $12.2 million related to programs initiated in 2002 and 2001. Spending during the six months ended June 30, 2003 was primarily for severance payments for previously announced workforce reductions and shutdown costs at the Pocatello, Idaho facility. The following table shows a rollforward of restructuring and other reserves for the first six months of 2003 and the related spending and other changes:

(in millions)

	U.S. Phosphorus Chemical Division (1)
	Pocatello Shutdown
	Shutdown	Remediation	Tribal Fund	FMC’s Reorganization	Workforce Related and Facility Shutdown	Total
Balance at 12/31/2002	$6.4	$38.6	$8.0	$1.6	$11.2	$65.8
Cash payments	(5.9)	(1.6)	—	—	(4.7)	(12.2)

Balance at 6/30/2003(2)(3)	$0.5	$37.0	$8.0	$1.6	$6.5	$53.6

(1)	All phosphorus restructuring and other charges were recorded in 2001.
(2)	Shutdown and remediation reserve provisions are net of recorded recoveries from Astaris of $26.6 million and $6.2 million, respectively.
(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.

Note 7: Debt

Long-term Debt

Long-term debt consists of the following:

	June 30, 2003	December 31, 2002
	(in millions)
Pollution control and industrial revenue bonds, 1.5% to 7.1%, due 2003 to 2032, less unamortized discount (June 30, 2003 - $0.3 million; December 31, 2002 - $0.3 million)	$220.2	$220.9
Debentures, 6.375%, due 2003, less unamortized discount (June 30, 2003 - $0.1 million; December 31, 2002 - $0.1 million), effective rate 6.4%	124.6	143.3
Debentures, 7.75%, due 2011, less unamortized discount (June 30, 2003 - $0.3 million; December 31, 2002 - $0.3 million), effective rate 7.8%	45.2	45.2
Medium-term notes, 6.38% to 7.32%, due 2003 to 2008, less unamortized discounts (June 30, 2003 - $0.4 million, December 31, 2002 - $0.5 million) effective rates 6.5% to 7.3%	197.1	197.1
Senior secured notes, 10.25% due 2009, less unamortized discounts (June 30, 2003 - $3.9 million; December 31, 2002 - $4.3 million)	351.1	350.7
Senior secured term loan, 6.17% due 2007, less unamortized discounts (June 30, 2003 - $4.5 million; December 31, 2002 - $4.9 million)	244.3	245.1
Senior secured revolving credit facility loans, 5.80% due 2005	75.0	—
Other	0.4	0.4

Total long-term debt	1,257.9	1,202.7
Less: current portion	148.6	166.8

Long-term portion	$1,109.3	$1,035.9

In the first half of 2003 the company redeemed $18.7 million of its 6.375 percent debentures due September 2003 at a premium plus accrued interest totaling $0.8 million.

At June 30, 2003 and December 31, 2002 there was $41.0 million of principal amount outstanding of variable-rate industrial and pollution control revenue bonds supported by $43.3 million in bank letters of credit, which are fully collateralized with cash included as part of restricted cash on the condensed consolidated balance sheets. Short-term debt was $32.0 million at June 30, 2003 compared to $64.3 million at December 31, 2002. Short-term debt at June 30, 2003 and December 31, 2002 consisted of borrowings of foreign subsidiaries.

Note 8: Reserves for Discontinued Operations

Reserves for discontinued operations at June 30, 2003 and December 31, 2002 were $70.6 million and $72.8 million, respectively. At June 30, 2003, substantially all discontinued operations reserves were related to other post-retirement benefit liabilities, self insurance and other long-term obligations associated with operations discontinued between 1976 and 2001.

Note 9: Environmental Obligations

The company has provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $206.1 million and $223.4 million, excluding recoveries, have been provided at June 30, 2003 and December 31, 2002, respectively.

At June 30, 2003 and December 31, 2002 reserves for recoveries were $20.6 million and $27.7 million, respectively, the majority of which relate to existing contractual arrangements with U.S. government agencies and insurance carriers. Cash recoveries recorded as realized claims against third parties were $7.1 million in the first half of 2003. Total cash recoveries recorded for the year ended December 31, 2002 were $16.2 million.

The long-term portions of environmental reserves, net of recoveries, totaling $160.2 million and $171.0 million at June 30, 2003 and December 31, 2002, respectively, are included in environmental liabilities, continuing and discontinued. The short-term portion of these obligations is recorded as accrued and other liabilities.

The company has estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $80.0 million at June 30, 2003 and may be satisfied over the next twenty years or longer. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a material adverse effect on the company’s liquidity or financial condition.

The table below is a rollforward of the company’s environmental reserves, continuing and discontinued, from December 31, 2002 to June 30, 2003.

		Pocatello
	Operating and Discontinued Sites (1)	Pre-existing (3)	Remediation from Pocatello Shutdown (4)	Total
Total environmental reserves, net of recoveries at December 31, 2002 (2)	$126.3	$30.8	$38.6	$195.7
2003
Spending, net of cash recoveries	(7.4)	(1.2)	(1.6)	(10.2)
Other non-cash changes	0.5	(0.5)	—	—

Net change	(6.9)	(1.7)	(1.6)	(10.2)
Environmental reserves, current, net of recoveries	9.4	10.8	5.1	25.3
Environmental reserves, long-term, continuing and discontinued, net of recoveries	110.0	18.3	31.9	160.2

Total environmental reserves, net of recoveries at June 30, 2003 (2)	$119.4	$29.1	$37.0	$185.5

(1)	“Current” includes only those reserves related to continuing operations.

(2)	Balance includes environmental remediation reserves related to the shutdown of Pocatello recorded as part of Pocatello shutdown, remediation and other charges in 2001. (See rollforward of restructuring and other charges table in Note 6.)
(3)	Pocatello remediation reserve created prior to the decision to shutdown the facility in 2001.
(4)	Additional remediation reserves recorded at the time of the Pocatello shutdown (Note 6).

A more complete description of the company’s environmental contingencies and the nature of its potential obligations are included in Notes 1 and 11 to FMC’s 2002 consolidated financial statements on Form 10-K.

Note 10: Capital Stock and Earnings Per Share

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions except share and per share data)	2003	2002	2003	2002
Earnings:
Net income	$21.7	$19.2	$23.6	$28.2
Shares:
Weighted average number of shares of common stock outstanding	35,204	32,593	35,175	32,084
Weighted average additional shares assuming conversion of stock options	330	965	428	954

Shares - diluted basis	35,534	33,558	35,603	33,038

Basic earnings per share	$0.62	$0.59	$0.67	$0.88
Diluted earnings per share	$0.61	$0.57	$0.66	$0.85

Note 11: Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners. The company’s comprehensive income (loss) for the quarters ended June 30, 2003 and 2002 consisted of the following:

(in millions)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income	$21.7	$19.2	$23.6	$28.2

Other comprehensive income (loss):

Foreign currency translation adjustment	45.2	39.3	71.0	16.5

Net deferral gains (losses) related to derivative financial instruments	1.9	3.4	5.4	12.4

Other comprehensive income	$68.8	$61.9	$100.0	$57.1

Note 12: Stock Compensation

The company has adopted the disclosure-only provisions of SFAS No. 148 (see Note 2). At June 30, 2003, the company had various stock-based compensation plans as described in Note 13 to the 2002 consolidated financial statements on Form 10-K. The company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock compensation plans.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2003	2002	2003	2002
Net income, as reported	$21.7	$19.2	$23.6	$28.2
Deduct total stock option employee compensation expense determined under fair value based method, net of related tax effects	(1.1)	(1.0)	(2.1)	(2.0)

Pro forma net income	$20.6	$18.2	$21.5	$26.2

Basic Earnings per common share:
As reported	$0.62	$0.59	$0.67	$0.88
Pro forma	$0.59	$0.56	$0.61	$0.82
Diluted Earnings per common share:
As reported	$0.61	$0.57	$0.66	$0.85
Pro forma	$0.58	$0.54	$0.60	$0.79

Note 13: Pension and Other Postretirement Benefits

The company has reduced the expected return-on-assets assumption to 9.00% in 2003 from 9.25% in 2002. For further details on FMC’s pension and other postretirement benefits see the company’s 2002 consolidated financial statements on Form 10-K.

Note 14: Joint Ventures and Other Investments

Effective April 1, 2000, FMC and Solutia Inc. (“Solutia”) formed a joint venture that includes the North American and Brazilian phosphorus chemical operations of both companies. The joint venture, Astaris LLC (“Astaris”), is a limited liability company owned equally by FMC and Solutia.

Solutia’s equity interest in the Fosbrasil joint venture, which is engaged in the production of purified phosphoric acid (“PPA”), was also transferred and became part of Astaris. Astaris has also assumed all FMC/NuWest agreements relating to a PPA facility near Soda Springs, Idaho, and purchases all of the PPA output from that facility as part of those agreements. The phosphate operations of FMC Foret were retained by FMC and were not transferred to the joint venture. Following its formation, Astaris divested certain operations in Lawrence, Kansas, and plant assets located in Augusta, Georgia.

Effective April 1, 2000, FMC has accounted for its investment in Astaris under the equity method. FMC’s equity investment in Astaris totaled $20.2 million at June 30, 2003 compared to a negative $10.2 million at December 31, 2002. FMC’s share of Astaris’s earnings and losses, before interest expense, are included in the Industrial Chemicals segment.

The formation of the Astaris joint venture and several key changes in the operating processes of the joint venture, including a shift to the PPA process from the more costly elemental phosphorus process, have from time to time resulted in FMC recording assets and liabilities exclusive of FMC’s initial equity investment in Astaris. Among these liabilities are FMC’s commitments to make equity contributions to Astaris for earnings shortfalls under the joint venture’s debt agreement (see Note 15). Assets related to Astaris include a receivable for $32.8 million at June 30, 2003 for their contribution to the shutdown costs related to the closure of the joint venture’s elemental phosphorus plant in Pocatello, Idaho and a receivable of $18.6 million due to Astaris’s agreement to fund an equal portion of FMC’s and Solutia’s future other post retirement benefit obligations to former employees of the companies’ phosphorus chemicals businesses.

Note 15: Commitments and Contingencies

The company adopted the provisions of FIN 45 in 2002 (see Note 2) and continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether a liability must be recognized.

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees and indemnifications:

(in millions)	June 30, 2003
Guarantees:
– Astaris debt	$60.0
– Astaris letters of credit	4.9
– Technologies performance guarantees	8.0
– Guarantees of vendor financing	31.1

Total	$104.0

In connection with the finalization of Astaris’s external financing arrangements during the third quarter of 2000, FMC entered into an agreement with Astaris’s lenders under which it agreed to make payments (“keepwell payments”) sufficient to make up one-half of the shortfall in Astaris’s earnings below certain levels. Solutia, which owns the other 50 percent of Astaris, provided a parallel agreement under which it makes up the other half of any shortfall. Astaris’s earnings did not meet the agreed levels for the first and second quarters of 2003, and FMC does not expect that such earnings will meet the levels agreed for the remainder of 2003. FMC made payments of $26.1 million under this arrangement in the first six months of 2003 compared to payments of $12.6 million in the first six months of 2002. FMC expects its total keepwell payments to be approximately $60 million in 2003, depending on the financial performance of Astaris through the third quarter of 2003.

Astaris’s credit facility incorporates financial covenants contained in FMC’s and Solutia’s principal credit facilities. At the end of the second quarter of 2003, Solutia obtained an amendment granting relief from certain of its financial covenants from its lenders and from lenders to Astaris. The amendment is effective until September 29, 2003. A failure by Solutia to obtain further relief, if required or other failure by Solutia to maintain compliance under its current agreements would, unless Astaris obtains a waiver from its lenders, result in Astaris being in default under its credit agreement. Such a default, absent a waiver, would result in Astaris having insufficient liquidity to conduct normal business operations or to pay FMC the amounts owed to it as described in Note 14 to our condensed consolidated financial statements in this Form 10-Q. There can be no assurance that Astaris would be successful in obtaining the required waiver or an appropriate amendment to its credit agreement.

At June 30, 2003, Astaris’s credit agreement obligations, which FMC’s and Solutia’s keepwell payments are intended to support, included outstanding borrowings of $120.1 million and letters of credit of $9.8 million, compared to $167.9 million of outstanding borrowings and $9.1 million of letters of credit at December 31, 2002.

The company provides guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The customers’ obligations to FMC are largely secured by liens on their crops. Losses under these programs have been minimal. The total of these guarantees was $31.1 million and $18.2 million recorded on the condensed consolidated balance sheets as guarantees of vendor financing at June 30, 2003 and December 31, 2002, respectively.

Other Commitments

On June 30, 1999, FMC acquired the assets of Tg Soda Ash, Inc. from Elf Atochem North America, Inc. for approximately $51.0 million in cash and a contingent payment due at year-end 2003. The contingent payment amount, which will be based on the financial performance of the combined soda ash operations between 2001 and 2003, cannot currently be determined precisely but is expected to be approximately $35 million.

The company also has certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Management believes that the ultimate resolution of its known contingencies will not materially affect the consolidated financial position, results of operations or cash flows of FMC.

Note 16: Segment Information

	Three months ended June 30,		Six Months Ended June 30,
(in millions)	2003	2002	2003	2002
Revenue
Agricultural Products	$174.7	$173.8	$303.2	$304.9
Specialty Chemicals	138.8	124.6	265.7	240.4
Industrial Chemicals	197.4	185.3	377.2	373.6
Eliminations	(0.9)	(1.3)	(2.1)	(2.3)

Total	$510.0	$482.4	$944.0	$916.6

Income from continuing operations before income taxes
Agricultural Products	$27.2	$23.7	$32.5	$30.0
Specialty Chemicals	30.0	24.2	54.4	42.4
Industrial Chemicals	7.5	12.2	17.3	35.3

Segment operating profit	64.7	60.1	104.2	107.7
Corporate	(9.6)	(9.3)	(16.9)	(19.3)
Other income and expense, net	(2.3)	(1.9)	(5.2)	(5.4)

Operating profit before restructuring and other charges, interest expense, net and affiliate interest expense	52.8	48.9	82.1	83.0
Restructuring and other charges (1)	—	(7.4)	—	(14.4)
Interest expense, net	(23.4)	(17.0)	(48.7)	(32.4)
Affiliate interest expense (2)	(1.4)	(1.4)	(3.0)	(3.1)

Income from continuing operations before income taxes	$28.0	$23.1	$30.4	$33.1

(1)	See Note 6 for details of restructuring and other charges.
(2)	The company’s share of interest expense of Astaris, the phosphorus joint venture. The equity in earnings (loss) of the joint venture is included in the Industrial Chemicals segment.

NOTE 17: GUARANTORS

In accordance with the company’s completion of its refinancing on October 21, 2002, condensed consolidated financial statements are being disclosed. The following entities: InterMountain Research and Development Corporation, FMC Asia-Pacific, Inc., FMC Overseas, Ltd., FMC WFC I, Inc., FMC WFC II, Inc., FMC WFC I NL, L.L.C., FMC Defense Corp., FMC Defense NL, L.L.C., FMC Properties, LLC, FMC Funding Corporation and FMC Idaho LLC, each wholly-owned direct and indirect domestic subsidiaries of the company (“Guarantors”), fully and unconditionally guarantee the obligations under the refinancing program on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: FMC Corporation on a parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of June 30, 2003 and December 31, 2002, and for each of the three and six month periods ended June 30, 2003 and June 30, 2002. The eliminating adjustments primarily reflect inter-company transactions, such as interest income and expense, accounts receivable and payable, advances, short- and long-term debt, royalties and profit in inventory eliminations. The company has not presented separate notes and other disclosures concerning the Guarantors as management has determined that such material information is available in the notes to FMC’s consolidated financial statements.

FMC CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

Three Months Ended June 30, 2003

	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Revenues	$296.4	$75.7	$246.5	$(108.6)	$510.0
Cost of sales or services	200.4	57.2	214.0	(100.9)	370.7
Selling, general and administrative expenses	43.7	6.0	10.6	—	60.3
Research and development expenses	19.7	1.2	1.1	—	22.0

Total costs and expenses	263.8	64.4	225.7	(100.9)	453.0

Income (loss) operations before equity in loss (earnings) of affiliates, minority interests, interest expense, net and income taxes	32.6	11.3	20.8	(7.7)	57.0
Equity in loss (earnings) of affiliates	6.6	—	(0.5)	(0.9)	5.2
Minority interests	—	(0.5)	0.8	0.1	0.4
Interest expense, net	39.4	(15.6)	(0.4)		23.4

Income (loss) from operations before income taxes	(13.4)	27.4	20.9	(6.9)	28.0
Provision (benefit) for income taxes	(2.6)	7.0	1.9	—	6.3

Net income (loss)	$(10.8)	$20.4	$19.0	$(6.9)	$21.7

FMC CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

Six Months Ended June 30, 2003

	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
			(in millions)
Revenues	$551.2	$143.0	$458.3	$(208.5)	$944.0
Cost of sales or services	380.4	107.6	394.3	(186.4)	695.9
Selling, general and administrative expenses	85.8	11.3	20.0	—	117.1
Research and development expenses	37.5	2.4	2.2	—	42.1

Total costs and expenses	503.7	121.3	416.5	(186.4)	855.1

Income (loss) from continuing operations before equity in loss (earnings) of affiliates, minority interests, interest expense, net and income taxes	47.5	21.7	41.8	(22.1)	88.9
Equity in loss (earnings) of affiliates	10.5	—	(1.0)	(0.8)	8.7
Minority interests	0.1	(0.8)	1.8	—	1.1
Interest expense, net	79.4	(29.8)	(0.9)	—	48.7

Income (loss) from continuing operations before income taxes	(42.5)	52.3	41.9	(21.3)	30.4
Provision (benefit) for income taxes	(11.6)	15.1	3.3		6.8

Net income (loss)	$(30.9)	$37.2	$38.6	$(21.3)	$23.6

FMC CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

Three Months Ended June 30, 2002

	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
			(in millions)
Revenues	$298.3	$61.5	$220.3	$(97.7)	$482.4
Cost of sales or services	191.6	52.3	195.3	(86.1)	353.1
Selling, general and administrative expenses	42.6	5.1	10.0	—	57.7
Research and development expenses	18.3	1.0	1.1	—	20.4
Restructuring and other charges	13.1	(7.4)	1.7	—	7.4

Total costs and expenses	265.6	51.0	208.1	(86.1)	438.6

Income (loss) from continuing operations before equity in loss (earnings) of affiliates, minority interests, interest expense, net and income taxes	32.7	10.5	12.2	(11.6)	43.8
Equity in loss (earnings) of affiliates	2.7	0.1	0.2	0.1	3.1
Minority interests	0.2	(0.2)	0.7	(0.1)	0.6
Interest expense, net	26.5	(10.1)	0.6	—	17.0

Income (loss) from continuing operations before income taxes	3.3	20.7	10.7	(11.6)	23.1
Provision (benefit) for income taxes	(6.9)	10.2	0.6	—	3.9

Net income (loss)	$10.2	$10.5	$10.1	$(11.6)	$19.2

FMC CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME (UNAUDITED)

Six Months Ended June 30, 2002

	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
			(in millions)
Revenues	$552.9	$120.6	$431.4	$(188.3)	$916.6
Cost of sales or services	363.8	104.9	370.7	(159.3)	680.1
Selling, general and administrative expenses	83.4	12.2	19.9	—	115.5
Research and development expenses	36.6	1.9	2.5	—	41.0
Restructuring and other charges	19.0	(7.2)	2.6	—	14.4

Total costs and expenses	502.8	111.8	395.7	(159.3)	851.0

Income (loss) from continuing operations before equity in loss (earnings) of affiliates, minority interests, interest expense, net and income taxes	50.1	8.8	35.7	(29.0)	65.6
Equity in loss (earnings) of affiliates	(0.5)	—	(0.6)	0.1	(1.0)
Minority interests	0.2	(0.4)	1.4	(0.1)	1.1
Interest expense, net	53.3	(22.0)	1.1	—	32.4

Income (loss) from continuing operations before income taxes	(2.9)	31.2	33.8	(29.0)	33.1
Provision (benefit) for income taxes	(13.8)	14.2	4.5	—	4.9

Net income (loss)	$10.9	$17.0	$29.3	$(29.0)	$28.2

FMC CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

June 30, 2003

	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
			(in millions)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$285.0	$10.2	$60.1	$—	$355.3
Trade receivables, net of allowance	197.2	190.1	100.3	—	487.6
Inventories	67.4	69.0	103.1	(50.6)	188.9
Intercompany receivables	165.8	13.6	102.0	(281.4)	—
Other current assets	76.4	16.3	42.3	—	135.0
Deferred income taxes	57.7	—	—	—	57.7

Total current assets	849.5	299.2	407.8	(332.0)	1,224.5
Investments	1,714.8	12.7	15.3	(1,671.7)	71.1
Property, plant and equipment, net	584.4	95.0	410.8	—	1,090.2
Goodwill	4.6	135.0	5.1	—	144.7
Other assets	120.0	6.8	27.7	—	154.5
Deferred income taxes	296.1	—	—	—	296.1

Total assets	$3,569.4	$548.7	$866.7	$(2,003.7)	$2,981.1

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$15.6	$16.4	$—	$32.0
Current portion of long-term debt	148.6	—	—	—	148.6
Accounts payable, trade and other	91.8	29.9	117.7	—	239.4
Intercompany payable	62.9	150.5	68.0	(281.4)	—
Accrued and other liabilities	233.8	76.8	44.5	—	355.1
Accrued pension and other postretirement benefits, current	13.0	—	—	—	13.0
Income taxes payable	(228.7)	241.9	13.5	—	26.7

Total current liabilities	321.4	514.7	260.1	(281.4)	814.8
Long-term debt, less current portion	1,109.3	—	—	—	1,109.3
Accrued pension and other postretirement benefits, long-term	185.2	—	—	—	185.2
Intercompany long-term debt	486.8	(1,102.1)	(24.9)	640.2	—
Reserve for discontinued operations, environmental liabilities and other long-term liabilities	230.8	—	—	—	230.8
Other long-term liabilities	23.5	62.1	1.2	—	86.8
Minority interests in consolidated companies	11.6	(0.4)	43.5	(10.4)	44.3
Stockholders’ equity (deficit):
Common stock, capital in excess and retained earnings	1,804.8	1,074.4	586.8	(2,352.1)	1,113.9
Accumulated other comprehensive loss	(96.6)	—	—	—	(96.6)
Treasury stock, common, at cost	(507.4)	—	—	—	(507.4)

Total stockholders’ equity	1,200.8	1074.4	586.8	(2,352.1)	509.9

Total liabilities and stockholders’ equity	$3,569.4	$548.7	$866.7	$(2,003.7)	$2,981.1

FMC CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$321.0	$1.2	$42.0	$—	$364.2
Trade receivables, net of allowance	171.9	186.7	103.6	—	462.2
Inventories	76.8	57.7	85.4	(41.1)	178.8
Intercompany receivables	172.9	18.4	87.1	(278.4)	—
Other current assets	59.6	15.8	37.1	—	112.5
Deferred income taxes	58.0	—	—	—	58.0

Total current assets	860.2	279.8	355.2	(319.5)	1,175.7
Investments	1,536.1	11.6	14.8	(1,522.8)	39.7
Property, plant and equipment, net	596.0	86.0	393.5	—	1,075.5
Goodwill	4.7	120.4	4.6	—	129.7
Other assets	131.2	0.1	22.2	—	153.5
Deferred income taxes	297.9	—	—	—	297.9

Total assets	$3,426.1	$497.9	$790.3	$(1,842.3)	$2,872.0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$45.5	$18.8	$—	$64.3
Current portion of long-term debt	166.8	—	—	—	166.8
Accounts payable, trade and other	148.8	29.5	108.2	—	286.5
Intercompany payable	50.0	161.0	67.4	(278.4)	—
Accrued and other liabilities	215.6	60.4	42.0	—	318.0
Accrued pension and other postretirement benefits, current	14.8	—	—	—	14.8
Income taxes payable	(222.5)	233.5	13.2	—	24.2

Total current liabilities	373.5	529.9	249.6	(278.4)	874.6
Long-term debt, less current portion	1,035.5	—	0.4	—	1,035.9
Accrued pension and other postretirement benefits, long-term	182.2	—	—	—	182.2
Intercompany long-term debt	1,113.9	(1,086.6)	(27.3)	—	—
Reserve for discontinued operations, environmental liabilities and other long-term liabilities	243.8	—	—	—	243.8
Other long-term liabilities	19.3	60.6	4.8	—	84.7
Minority interests in consolidated companies	10.7	0.3	43.3	(9.5)	44.8
Stockholders’ equity (deficit):
Common stock and retained earnings	1,127.7	993.7	519.5	(1,554.4)	1,086.5
Accumulated other comprehensive loss	(172.9)	—	—	—	(172.9)
Treasury stock, common, at cost	(507.6)	—	—	—	(507.6)

Total stockholders’ equity	447.2	993.7	519.5	(1,554.4)	406.0

Total liabilities and stockholders’ equity	$3,426.1	$497.9	$790.3	$(1,842.3)	$2,872.0

FMC CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

Six Months Ended June 30, 2003

	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In Millions)
Cash provided (required) by operating activities	$772.3	$60.0	$34.7	$(841.5)	$25.5
Cash required by discontinued operations	(8.1)	—	—	—	(8.1)
Cash provided (required) by investing activities:
Capital expenditures	(16.9)	(4.0)	(18.1)	—	(39.0)
Other investing activities	(826.6)	(1.6)	1.9	802.2	(24.1)

Cash provided (required) by investing activities	(843.5)	(5.6)	(16.2)	802.2	(63.1)
Cash provided (required) by financing activities:
Change in short-term debt obligations, net	—	(29.9)	(2.4)	—	(32.3)
Repayment of long-term debt	54.2	—	—	—	54.2
Other financing activities	2.1	(15.5)	2.0	39.3	27.9

Cash provided (required) by financing activities	56.3	(45.4)	(0.4)	39.3	49.8

Increase (decrease) in cash and cash equivalents	(23.0)	9.0	18.1	—	4.1
Beginning of year	46.4	1.2	42.0	—	89.6

End of period	$23.4	$10.2	$60.1	$—	$93.7

FMC CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

Six Months Ended June 30, 2002

	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In Millions)
Cash provided (required) by operating activities	$(552.0)	$(42.9)	$171.8	$383.5	$(39.6)
Cash required by discontinued operations	(101.3)	—	—	81.6	(19.7)
Cash provided (required) by investing activities:
Capital expenditures	(14.6)	(14.1)	(6.6)	—	(35.3)
Other investing activities	139.2	6.0	108.2	(266.6)	(13.2)

Cash provided (required) by investing activities	124.6	(8.1)	101.6	(266.6)	(48.5)
Cash provided (required) by financing activities:
Change in short-term debt obligations, net	153.5	22.2	4.7	(82.1)	98.3
Repayment of long-term debt	(28.5)	0.1	—	(35.3)	(63.7)
Other financing activities	424.6	31.6	(275.0)	(81.1)	100.1

Cash provided by financing activities	549.6	53.9	(270.3)	(198.5)	134.7

Increase (decrease) in cash and cash equivalents	20.9	2.9	3.1	—	26.9
Beginning of year	7.9	1.3	14.2	—	23.4

End of period	$28.8	$4.2	$17.3	$—	$50.3

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2002 Annual Report on form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed with the Audit Committee those accounting policies that we have deemed critical. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.

The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See “Application of Critical Accounting Policies” in our 2002 Annual Report on Form 10-K for a detailed description of these policies and their affects on our results of operations and financial condition.

•	Environmental

•	Impairment and valuation of long-lived assets

•	Pension and other postretirements benefits

•	Income taxes

We did not adopt any accounting policies in the current period that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

NEW ACCOUNTING POLICIES

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires cumulative effect transition for financial instruments existing at the adoption date. FMC will adopt SFAS No. 150 effective July 1, 2003, and does not expect that the provisions of SFAS No. 150 will have a material impact on our results of operations or financial position.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. FMC will adopt SFAS No. 149 effective July 1, 2003, and does not expect that the provisions of SFAS No. 149 will have a material impact on our results of operations or financial position.

FMC adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs by recording a liability at discounted fair value. The liability is then adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. The adoption of SFAS No. 143 had no impact on our consolidated financial statements following a review of our consolidated assets in light of SFAS No. 143. We will continue to review our assets for related retirement obligations and assess any possible future obligations that could arise through acquisitions, capital expenditures, changes in environmental law or changes in the business environment in which a particular business operates.

FMC adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”). This standard addresses the accounting and reporting for costs of so-called “exit activities” (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. The adoption of SFAS No. 146 had no significant effect on our results of operation for the first half of 2003.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—An amendment of FASB Statement No. 123” (“SFAS No. 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. Effective January 1, 2003, FMC adopted the disclosure requirements of SFAS No. 148 regarding disclosures in condensed consolidated financial statements for interim periods in Note 12 to our condensed consolidated financial statements. We have determined that we will continue to account for stock-based employee compensation in accordance with the existing standards.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 establishes standards under which a variable interest entity should be consolidated by the primary beneficiary. The adoption of FIN 46 had no effect on our results for the three and six month periods ended June 30, 2003.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We have included the required interim disclosure in Note 15 to our condensed consolidated financial statements included in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

During 2002, we strengthened our liquidity position and obtained adequate capital resources for planned business operations by executing a series of financing transactions that were completed in the fourth quarter of 2002. At June 30, 2003, we had $173.1 million of availability under our $250.0 million committed revolving credit facility, obtained as part of the 2002 refinancing. There were no outstanding borrowings under this facility at December 31, 2002. Another objective of the 2002 refinancing was to provide substantial cash for collateral assuring the payment of certain self-insurance obligations, environmental remediation activities, future business commitments, cash to collateralize letters of credit supporting variable-rate pollution control and industrial revenue bonds, and cash to redeem long-term debt maturing before December 31, 2003. The cash set aside for these purposes is shown on the condensed consolidated balance sheets as “Restricted cash,” which was $261.6 million and $274.6 million at June 30, 2003 and December 31, 2002, respectively.

Cash and cash equivalents, excluding restricted cash, at the end of the second quarter of 2003 compared to December 31, 2002 were $93.7 million and $89.6 million, respectively. The majority of cash and cash equivalents at the end of the second quarter were held by our foreign subsidiaries. We had total debt of $1,289.9 million and $1,267.0 million at June 30, 2003 and December 31, 2002, respectively. This included $1,109.3 million and $1,035.9 million of long-term debt (excluding current portion) at June 30, 2003 and December 31, 2002, respectively. Short-term debt, which consists of foreign borrowings, decreased to $32.0 million at June 30, 2003 compared to $64.3 million at December 31, 2002. The $22.9 million increase in total debt at June 30, 2003 from

December 31, 2002 was largely the result of the normal seasonal working capital requirements in the first quarter of the year in our Agricultural Products segment, which was reduced significantly in the second quarter and is expected to continue to decline throughout the remainder of the year.

Cash provided by operating activities was $16.5 million for the six months ended June 30, 2003 compared to cash required by operating activities of $40.6 million for the first six months of 2002 reflecting primarily lower working capital requirements. Also contributing to lower cash required by operating activities during the first six months of 2003 was lower restructuring spending compared to the first half of 2002.

Cash required by discontinued operations for the six months ended June 30, 2003 and 2002 was $8.1 million and $19.7 million, respectively, reflecting discontinued environmental spending of $5.0 million compared to $6.8 million in 2002. Also contributing to the decline was the absence of certain spending in 2002 related to the spin-off of Technologies.

Cash required by investing activities was $63.1 million for the six months ended June 30, 2003 compared to $48.5 million for the six months ended June 30, 2002 reflecting an increase in financing commitments to Astaris as well as higher capital expenditures.

Cash provided by financing activities for the first six months of 2003 of $49.8 million decreased by $84.9 million when compared to cash provided by financing activities of $134.7 million for the first six months of 2002. We redeemed $18.7 million of our 6.375% debentures due September 2003 in the first six months of 2003 at a premium plus accrued interest cost of $0.8 million. The purchase of these debentures was funded from restricted cash. At June 30, 2003 there was $124.6 million of restricted cash set aside to redeem long-term debt maturing in 2003. Also contributing to the variance was the completion of an equity offering in the second quarter of 2002 resulting in net proceeds $101.3 million.

Commitments and other potential liquidity needs

Our cash needs for the remainder of 2003 include operating cash requirements, capital expenditures, scheduled maturities of long-term debt, keepwell payments with respect to Astaris as described below, an expected contingent purchase price payment due at year-end 2003 related to the acquisition of Tg Soda Ash, environmental spending and restructuring spending. We expect that with these needs, our debt balances, net of cash and restricted cash, at year-end 2003 will be at approximately the same levels as at year-end 2002. We plan to meet our liquidity needs through cash generated from operations and borrowings under our $250.0 million committed revolving credit facility.

In connection with the finalization of Astaris’s external financing arrangements during the third quarter of 2000, we entered into an agreement with Astaris’s lenders under which we agreed to make payments (“keepwell payments”) sufficient to make up one-half of the shortfall in Astaris’s earnings below certain levels. Solutia, which owns the other 50 percent of Astaris, provided a parallel agreement under which it makes up the other half of any shortfall. Astaris’s earnings did not meet the agreed levels for the first and second quarters of 2003, and we do not expect that such earnings will meet the levels agreed for the remainder of 2003. We have made payments of $26.1 million under this arrangement in the first six months of 2003 compared to payments of $12.6 million in the first six months of 2002. We expect our total keepwell payments to be approximately $60 million in 2003, depending on the financial performance of Astaris through the third quarter of 2003.

Astaris’s credit facility incorporates financial covenants contained in our and Solutia’s principal credit facilities. At the end of the second quarter of 2003, Solutia obtained an amendment granting relief from certain of its financial covenants from its lenders and from lenders to Astaris. The amendment is effective until September 29, 2003. A failure by Solutia to obtain further relief, if required or other failure by Solutia to maintain compliance under its current agreements would, unless Astaris obtains a waiver from its lenders, result in Astaris being in default under its credit agreement. Such a default, absent a waiver, would result in Astaris having insufficient liquidity to conduct normal business operations or to pay FMC the amounts owed to it as described in Note 14 to our condensed consolidated financial statements in this Form 10-Q. There can be no assurance that Astaris would be successful in obtaining the required waiver or an appropriate amendment to its credit agreement.

At June 30, 2003, Astaris’s credit agreement obligations, which our and Solutia’s keepwell payments are intended to support, included outstanding borrowings of $120.1 million and letters of credit of $9.8 million, compared to $167.9 million of outstanding borrowings and $9.1 million of letters of credit at December 31, 2002.

On June 30, 1999, we acquired Tg Soda Ash, Inc. from Elf Atochem North America, Inc. for approximately $51.0 million in cash and a contingent payment due at year-end 2003. The contingent payment amount, which will be based on the financial performance of the combined soda ash operations between 2001 and 2003, cannot currently be determined precisely but is expected to be approximately $35 million.

Other commitments that could affect our liquidity include the following:

FMC agreed to guarantee the performance by Technologies of certain obligations under several contracts, debt instruments, and reimbursement agreements associated with letters of credit. (See Note 15 to the consolidated financial statements in this Form 10-Q and Notes 2 and 16 to the 2002 consolidated financial statements on Form 10-K.) As of June 30, 2003, these guaranteed obligations totaled $8.0 million compared to $14.5 million at December 31, 2002.

At June 30, 2003 there was $41.0 million principal amount outstanding of variable-rate industrial and pollution control revenue bonds supported by $43.3 million in bank letters of credit, which are fully collateralized with cash.

We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries. The outstanding amounts of debt guaranteed were $32.0 million and $64.3 million, respectively, at June 30, 2003 and December 31, 2002.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers in Brazil for their seasonal borrowing needs. The customers’ obligations to us are largely secured by liens on their crops. The total of these guarantees at June 30, 2003 was $31.1 million compared to $18.2 million at December 31, 2002.

Our total commitments under significant contracts that we believe will affect cash over the next five years have not changed significantly compared to the outstanding commitments at December 31, 2002, when the effects of the increased borrowing of $75.0 million under our committed credit facility and the redemption of $18.7 million of our 6.375% debentures due September 2003 are excluded.

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

At June 30, 2003 and December 31, 2002, our net financial instrument position of interest rate swaps and currency and energy hedges was a net asset of $8.7 million and a net liability of $5.7 million, respectively. The change in the net financial instrument position was due to the favorable mark to market impact of the interest rate swaps entered during first quarter.

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

Interest rate swaps that meet specific conditions under SFAS No. 133 are accounted for as fair-value hedges. Accordingly, the changes in the fair value of these agreements are immediately recorded in earnings. The mark-to-market values of both the fair-value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in the interest expense component of the income statement. The net position of these interest rate swap agreements is not material at June 30, 2003. All existing fair-value hedges are 100% effective. As a result, there is no effect on earnings from hedge ineffectiveness.

Our debt portfolio, including interest rate swap agreements, at June 30, 2003 is composed of 62 percent fixed-rate debt and 38 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of foreign bank borrowings, variable-rate industrial and pollution control revenue bonds, borrowings under our $250.0 million term-loan facility, borrowings under our committed $250.0 million revolving credit facility, which has $75.0 million drawn at June 30, 2003, and interest rate swap agreements entered into in the first quarter with an aggregate notional principal amount of $100.0 million. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt included in our debt portfolio at June 30, 2003, a 100 basis point increase or decrease in interest rates that remained in effect for the first six months of 2003 would increase or decrease net income by $2.5 million.

Commodity Price Risk

Energy costs are approximately 9 percent of our cost of sales and services. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in natural gas prices from their levels at June 30, 2003 and December 31, 2002 with all other variables (including interest rates) held constant. A 10 percent increase in New York Mercantile Exchange (“NYMEX”) prices would result in an increase of the net asset position of $6.4 million at June 30, 2003 and a decrease of $6.2 million in the net liability position of the relevant financial instruments into a net asset position at December 31, 2002. A 10 percent decrease in NYMEX prices would result in a decrease of the net asset position at June 30, 2003 of $6.4 million. At December 31, 2002 a 10 percent decrease in NYMEX prices would have resulted in an increase of $4.3 million in the net liability position.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2003 and December 31, 2002, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would result in an increase of $4.4 million and $8.6 million in the net liability position at June 30, 2003 and December 31, 2002, respectively. A 10 percent weakening of hedged currencies versus our functional currencies would result in a decrease of $4.4 million in the net liability position at June 30, 2003 and an $8.2 million decrease in the net liability position into a net asset position of the relevant financial instruments at December 31, 2002.

RESULTS OF OPERATIONS

General

Our consolidated revenue was $510.0 million and $482.4 million for the three months ended June 30, 2003 and 2002, respectively and $944.0 million and $916.6 million for the six months ended June 30, 2003 and 2002, respectively. We earned net income of $21.7 million in the second quarter of 2003 compared to $19.2 million in the prior year’s quarter. Net income for the six months ended June 30, 2003 and 2002 was $23.6 million and $28.2 million respectively. Diluted earnings per common share for the three months ended June 30, 2003 was $0.61 compared to $0.57 in the prior year’s quarter. Diluted earnings per common share for the six months ended June 30 , 2003 and 2002 was $0.66 and $0.85, respectively. Net income in the second quarter of 2002 included restructuring and other charges of $7.0 million ($4.6 million after tax) or $0.14 per common share on a diluted basis. Net income for six months ended June 30, 2002 included restructuring and other charges of $14.4 million ($8.8 million after tax) or $0.27 per common share on a diluted basis.

RESULTS OF OPERATIONS – Three months ended June 30, 2003 compared to Three months ended June 30, 2002

Revenue. Second quarter 2003 revenue was higher compared to the prior year’s second quarter, reflecting stronger Specialty Chemicals sales into the pharmaceutical market and stronger Industrial Chemicals sales highlighted by a stronger euro in the second quarter of 2003 compared to the prior year’s quarter.

Restructuring and other charges. Restructuring and other charges totaled $7.4 million in the second quarter of 2002. This included $2.2 million of restructuring charges related to severance and other costs in our Industrial Chemicals segment addressing the continued economic weakness in the markets served by this segment. We also recorded a $2.1 million charge in the second quarter of 2002 for several minor restructuring activities including transition costs related to a change in benefits provider, which was a direct result of our spin-off of Technologies. The remaining balance of $3.1 million recorded in the quarter can be attributed to the redemption of our 6.75% exchangeable senior subordinated debentures completed on June 3, 2002. (See Note 7 to our condensed consolidated financial statements.)

Interest expense, net for the second quarter of 2003 increased to $23.4 million compared to $17.0 million in the second quarter of 2002 reflecting the higher interest costs from refinancing in the fourth quarter of 2002.

Provision for income taxes was $6.3 million for the second quarter of 2003 compared to $3.9 million for the prior year’s second quarter resulting in effective tax rates of 22.5% and 16.9%, respectively. The 2002 rate results largely from the effect of restructuring charges in the quarter.

Net Income. We recorded net income of $21.7 million for the second quarter of 2003 compared to net income of $19.2 million in the second quarter of 2002.

Average shares outstanding used in the quarter’s diluted earnings per common share calculations were 35.5 million in 2003 compared with 33.6 million in the prior year’s quarter.

Other Financial Data

Capital Expenditures totaled $21.9 million for the three months ended June 30, 2003 compared to $15.5 million for three months ended June 30, 2002.

The following are line items from our segment profit and loss statement used to reconcile segment operating profit to consolidated income from continuing operations before income taxes (see Note 18 to our 2002 consolidated financial statements on Form 10-K).

Corporate expenses (excluding restructuring and other charges) were $9.6 million in second quarter of 2003 compared to $9.3 million in the second quarter of 2002.

Other expense, net for the second quarter of 2003 was $2.3 million compared to $1.9 million for the second quarter of 2002.

SEGMENT RESULTS – Three months ended June 30, 2003 compared to Three months ended June 30, 2002

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 6 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 18 of our 2002 consolidated financial statements on Form 10-K.

Agricultural Products

	Three Months Ended June 30,
	2003	2002
Revenue	$174.7	$173.8
Operating Profit	$27.2	$23.7

Revenue in Agricultural Products was $174.7 million, essentially flat versus the prior-year quarter. In North America, the unfavorable impacts of lower row crop pest pressures, delayed herbicide applications in crop protection markets and distributor channel inventory reductions were slightly offset by strong sales in the professional, turf and ornamental markets. In Latin America, higher sales were driven by an overall improvement in Brazil’s market conditions. Segment operating profit of $27.2 million was up 15 percent from the second quarter of 2002 due to a more profitable sales mix and more efficient plant operations.

Specialty Chemicals

	Three Months Ended June 30,
	2003	2002
Revenue	$138.8	$124.6
Operating Profit	$30.0	$24.2

Revenue in Specialty Chemicals was $138.8 million, an increase of 11 percent from the prior-year quarter. In the BioPolymer business, higher microcrystalline cellulose demand in the pharmaceutical market and favorable foreign currency drove sales higher. In the lithium business, strong sales growth resulted from higher butyllithium sales into the pharmaceutical synthesis market as well as increased cathode material and metal sales into the battery market. Higher sales and improved productivity resulted in segment operating profit of $30.0 million, up 24 percent, from $24.2 million in the second quarter of 2002.

Industrial Chemicals

	Three Months Ended June 30,
	2003	2002
Revenue	$197.4	$185.3
Operating Profit	$7.5	$12.2

Revenue in Industrial Chemicals was $197.4 million, an increase of 7 percent from the prior-year quarter. In the alkali business, an unfavorable product mix and lower average export prices for soda ash, drove sales lower. In the peroxygens business, sales were down slightly due to lower hydrogen peroxide volumes into the pulp market. At Foret, improved phosphate volumes, higher peroxygen selling prices and volumes and favorable foreign currency translation, all drove sales higher. Segment operating profit was $7.5 million, down $4.7 million compared with the second quarter of 2002. Lower earnings were largely the result of weaker affiliate earnings from Astaris as well as lower alkali sales. Weaker affiliate earnings from Astaris were the result of the absence of a power resale contract as well as decreased selling prices due to ongoing competitive rivalry and excess capacity.

RESULTS OF OPERATIONS – Six months ended June 30, 2003 compared to six months ended June 30, 2002.

Revenue. Revenue for the six months ended June 30, 2003 increased 3.0 percent to $944.0 compared to $916.6 for the six months ended June 30, 2002 reflecting higher Specialty Chemicals sales into the pharmaceutical markets, slightly higher sales in our Industrial Chemicals segment, mostly due to a stronger euro and relatively flat sales in Agricultural Products.

Restructuring and other charges were $14.4 million in the first half of the prior year. Of these 2002 charges $2.4 million related to severance and other costs of idling our Agricultural Product’s Baltimore sulfentrazone plant. In the Industrial Chemicals segment the mothballing of the Granger caustic facility in Green River and other restructuring activities resulted in $5.6 million of severance and other costs. Corporate transition costs related to the spin-off of Technologies and other restructuring resulted in $3.3 million of charges. The remaining balance of $3.1 million can be attributed to the redemption of our 6.75% exchangeable senior subordinated debentures announced on May 3, 2002. (See Note 7 to our condensed consolidated financial statements and Liquidity and Capital Resources.)

Interest expense, net increased to $48.7 million in the first half of 2003 compared to $32.4 million in the first half of 2002 reflecting higher interest costs from our refinancing in the fourth quarter of 2002.

Provisions for income taxes were $6.8 million in 2003 compared to $4.9 million for the first half of 2002 reflecting tax rates of 22.4% and 14.8%, respectively. The effective tax rate in 2002 resulted from the restructuring and other charges in the first and second quarters.

Net income decreased to $23.6 million in the first half of 2003 compared to $28. 2 million in the first half of 2002 reflecting increased interest expense, net and lower earnings from our Industrial Chemicals segment somewhat offset by higher earnings in our Specialty Chemicals segment.

Other Financial Data

Capital expenditures totaled $39.0 million in the first half of 2003 compared to $35.3 million in the first half of 2002.

Corporate expenses decreased to $16.9 million in 2003 from $19.3 million in the first six months of 2002 due to the absence of transition costs related to the spin-off of Technologies.

Other expense, net was relatively flat for the first half of 2003 at $5.4 million compared to $5.2 million in the first half of 2002.

SEGMENT RESULTS – Six months ended June 30, 2003 compared to six months ended June 30, 2003

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 6 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 18 of our 2002 consolidated financial statements on Form 10-K.

Agricultural Products

	Six Months Ended June 30,
	2003	2002
Revenue	$303.2	$304.9
Operating Profit	$32.5	$30.0

Revenue in Agricultural Products was $303.2 million, essentially flat versus the prior-year period. North American sales into the crop protection market decreased due to lower pest pressure than the prior year’s period and distributor channel inventory reductions. Offsetting these factors were strong sales into the professional, turf and ornamental markets and higher Latin American herbicide sales. Segment operating profit was $32.5 million, an increase of 8 percent from the first half of 2002 due to improved product mix.

Specialty Chemicals

	Six Months Ended June 30,
	2003	2002
Revenue	$265.7	$240.4
Operating Profit	$54.4	$42.2

Revenue in Specialty Chemicals was $265.7 million, an increase of 11 percent from the prior-year period. Higher BioPolymer and lithium sales into the pharmaceutical market, increased cathode material and metal sales into the battery market and favorable foreign currency were partially offset by lower sales into the food ingredients market and weaker specialty organic sales in the lithium business. Segment operating profit was $54.4 million, an increase of 28 percent from the first half of 2002 due to higher sales and improved productivity.

Industrial Chemicals

	Six Months Ended June 30,
	2003	2002
Revenue	$377.2	$373.6
Operating Profit	$17.3	$35.3

Revenue in Industrial Chemicals was $377.2 million, nearly flat with the prior-year period. Lower alkali and peroxygen sales were offset by the effects of a stronger euro at Foret. Segment operating profit was $17.3 million, down 51 percent compared with the first half of 2002. Lower earnings were largely the result of weaker affiliate earnings from Astaris as well as lower alkali and peroxygen sales. Weaker affiliate earnings from Astaris were primarily the result of the absence of a power resale contract and decreased selling prices. Our Industrial Chemicals business continues to be affected by adverse commercial activity within the industries served by this business segment. We continue to look at ways to mitigate these effects and improve future profitability, which may include additional restructuring or the sale of nonessential assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

INDEPENDENT ACCOUNTANTS’ REPORT

A report by KPMG LLP, FMC’s independent accountants, on the financial statements included in Form 10-Q for the quarter ended June 30, 2003 is included on page 34.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of June 30, 2003, and the related condensed consolidated statements of income for the three and six month periods ended June 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of December 31, 2002, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended not presented herein; and in our report dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

August 7, 2003

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no material change in the company’s significant legal proceedings from the information reported in Part I, Item 3 of the company’s 2002 Annual Report on Form 10-K.

ITEM 6. EXHIBITS, CERTIFICATION, AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 12 Statement of Computation of Ratios of Earnings to Fixed Charges.

Exhibit 15 Awareness Letter of KPMG LLP

31.1	CEO Certification on Internal Controls

31.2	CFO Certification on Internal Controls

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

(b)	Reports on Form 8-K :

The Registrant filed the following reports on Form 8-K or Form 8-K/A during the quarter covered by this quarterly report:

i. Filed May 1, 2003 – Item 9 First Quarter Earnings Press Release

See Index of Exhibits

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF FMC CORPORATION

FOR THE QUARTER ENDED MARCH 31, 2003

Exhibit No.	Exhibit Description

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC CORPORATION

(Registrant)

By:	/s/ W. KIM FOSTER
W. Kim Foster Senior Vice President and Chief Financial Officer

Date: August 12, 2003