Form 10-Q
period 2003-09-30
FMC CORP
filed 2003-11-12
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT.)     YES  ☒    NO  ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at October 31, 2003
Common Stock, par value $0.10 per share	35,289,324

INDEX

Page No.
Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Operations - Three Months Ended September 30, 2003 and 2002 (unaudited) and Nine Months Ended September 30, 2003 and 2002 (unaudited)	3

Condensed Consolidated Balance Sheets - September 30, 2003 (unaudited) and December 31, 2002	4

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2003 and 2002 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

Part II - OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 6. Exhibits, Certifications and Reports on Form 8-K	38

Signatures	40

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	(unaudited) Three Months Ended September 30,		(unaudited) Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$470.5	$476.6	$1414.5	$1,393.2

Cost of sales or services	344.4	350.1	1040.3	1,030.2
Selling, general and administrative expenses	57.2	55.7	174.3	171.2
Research and development expenses	20.1	19.4	62.2	60.4
Restructuring and other charges (gains) (Note 6)	(8.9)	—	(8.9)	14.4

Total costs and expenses	412.8	425.2	1,267.9	1,276.2

Income from operations before equity in loss (earnings) of affiliates, minority interests, interest expense, net and income taxes	57.7	51.4	146.6	117.0
Equity in loss (earnings) of affiliates (Note 14)	48.8	(3.6)	57.5	(4.6)
Minority interests	0.4	1.0	1.5	2.1
Interest expense, net	23.0	15.7	71.7	48.1

Income (loss) from operations before income taxes	(14.5)	38.3	15.9	71.4
Provision (benefit) for income taxes	(11.1)	10.1	(4.3)	15.0

Net income (loss)	$(3.4)	$28.2	$20.2	$56.4

Basic earnings (loss) per common share (Note 10)	$(0.10)	$0.80	$0.57	$1.71
Diluted earnings (loss) per common share (Note 10)	$(0.10)	$0.79	$0.57	$1.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (unaudited)	December 31, 2002
	(in millions, except share and par value data)
ASSETS
Current assets
Cash and cash equivalents	$153.1	$89.6
Restricted cash	137.4	274.6
Trade receivables, net of allowance of $11.5 at September 30, 2003 and $6.7 at December 31, 2002	432.5	462.2
Inventories	185.5	178.8
Other current assets	116.5	112.5
Deferred income taxes	57.9	58.0

Total current assets	1,082.9	1,175.7
Investments (Notes 14 and 15)	78.6	39.7
Property, plant and equipment, net (Note 5)	1,074.7	1,075.5
Goodwill (Note 3)	144.4	129.7
Other assets	134.6	153.5
Deferred income taxes	297.2	297.9

Total assets	$2,812.4	$2,872.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt (Note 7)	$25.7	$64.3
Current portion of long-term debt (Note 7)	24.0	166.8
Accounts payable, trade and other	229.6	286.5
Accrued and other liabilities	370.5	299.8
Guarantees of vendor financing (Note 15)	42.5	18.2
Accrued pensions and other postretirement benefits, current (Note 13)	15.8	14.8
Income taxes	41.6	24.2

Total current liabilities	749.7	874.6
Long-term debt, less current portion (Note 7)	1,034.1	1,035.9
Accrued pension and other postretirement benefits, long-term (Note 13)	179.7	182.2
Environmental liabilities, continuing and discontinued (Note 9)	148.7	171.0
Reserve for discontinued operations (Note 8)	68.2	72.8
Other long-term liabilities	86.2	84.7
Minority interests in consolidated companies	43.4	44.8
Commitments and contingent liabilities (Note 15)
Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2003 or 2002	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2003 and 2002; 43,131,919 issued shares at September 30, 2003 and 43,003,994 issued shares at December 31, 2002	4.3	4.3
Capital in excess of par value of common stock	337.9	334.1
Retained earnings	768.3	748.1
Accumulated other comprehensive loss (Note 11)	(100.4)	(172.9)
Treasury stock, common, at cost; 7,934,501 shares at September 30, 2003 and 7,931,951 shares at December 31, 2002	(507.7)	(507.6)

Total stockholders’ equity	502.4	406.0

Total liabilities and stockholders’ equity	$2,812.4	$2,872.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	(unaudited) Nine Months Ended September 30,
(in millions)	2003	2002
Cash provided (required) by operating activities of continuing operations:
Net income	$20.2	$56.4
Adjustments from net income to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	92.7	89.0
Equity in loss (earnings) of affiliates	57.5	(4.6)
Restructuring and other charges (gains) (Note 6)	(8.9)	14.4
Deferred income taxes	(0.5)	17.0
Minority interests	1.5	2.1
Other	4.0	(1.1)
Changes in operating assets and liabilities, excluding the effect of acquisitions and divestitures of businesses:
Trade receivables, net	29.8	88.2
Inventories	(8.4)	34.9
Other current assets and other assets	(5.7)	(47.4)
Accounts payable, trade and other	(56.9)	(115.4)
Accrued and other liabilities	49.8	0.6
Income taxes payable	17.4	(0.3)
Accrued pension and other postretirement benefits, net	(2.5)	(6.4)
Environmental spending, continuing (Note 9)	(5.1)	(5.8)
Restructuring and other spending (Note 6)	(10.2)	(49.7)

Cash provided by operating activities	174.7	71.9

Cash required by discontinued operations:
Environmental spending, discontinued (Note 9)	(10.6)	(10.2)
Other reserves (Note 8)	(4.1)	(13.6)

Cash required by discontinued operations	(14.7)	(23.8)

(continued)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	(unaudited) Nine Months Ended September 30,
(in millions)	2003	2002
Cash provided (required) by investing activities:
Capital expenditures	(59.2)	(50.9)
Proceeds from disposal of property, plant and equipment	19.9	8.5
Financing commitments to Astaris	(47.5)	(27.8)
(Increase) decrease in investments	(0.4)	3.3

Cash required by investing activities	(87.2)	(66.9)

Cash provided (required) by financing activities:
Net borrowings under committed credit facilities	—	38.0
Decrease in other short-term debt and commercial paper	(38.6)	(4.0)
Net decrease in restricted cash	137.2	—
Accounts receivable sold	—	(14.0)
Increase (decrease) in guarantees of vendor financing (Note 15)	24.3	(36.3)
Repayment of long-term debt (Note 7)	(146.0)	(67.9)
Distributions to minority partners	(3.0)	(2.8)
Proceeds from equity offering	—	101.3
Issuances of common stock, net	3.7	16.0

Cash provided (required) by financing activities	$(22.4)	$30.3

Effect of exchange rate changes on cash and cash equivalents	$13.1	$2.4

Increase in cash and cash equivalents	63.5	13.9
Cash and cash equivalents, beginning of period	89.6	23.4

Cash and cash equivalents, end of period	$153.1	$37.3

Supplemental disclosure of cash flow information: Cash paid for interest was $70.7 million and $44.4 million, for the nine months ended September 30, 2003 and 2002, respectively, and cash paid for income taxes, net of refunds, was a net refund of $17.3 million and net taxes paid of $15.3 million for the nine months ended September 30, 2003 and 2002, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In the opinion of management the condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and nine months ended September 30, 2003 and 2002, cash flows for the nine months ended September 30, 2003 and 2002, and of the company’s financial position as of September 30, 2003. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet as of September 30, 2003 and the related condensed consolidated statement of operations for the three and nine months ended September 30, 2003 and 2002, and condensed consolidated statement of cash flows for the nine months ended September 30, 2003 and 2002, have been reviewed by the company’s independent accountants. The review is described more fully in their report included herein.

The company’s accounting policies are set forth in detail in Note 1 to the 2002 consolidated financial statements on Form 10-K. Certain prior year amounts have been reclassified to conform to the current period’s presentation. Effective January 1, 2003, FMC adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—An amendment of FASB Statement No. 123,” (see Note 2). Effective July 1, 2003, FMC adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (see Note 2).

Note 2: Recently Adopted and Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires cumulative effect transition for financial instruments existing at the adoption date. The adoption of SFAS No. 150 effective July 1, 2003 did not have a significant effect on the company’s results of operations for the three and nine months ended September 30, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The adoption of SFAS No. 149 effective July 1, 2003 did not have a significant effect on the company’s results of operations for the three and nine months ended September 30, 2003.

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

The company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”), as amended, on January 1, 2003. This standard addresses the accounting and reporting for costs of so-called “exit activities” (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. The adoption of SFAS No. 146 did not have a significant effect on the company’s results of operations for the three and nine months ended September 30, 2003.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). During July 2003, the FASB issued several FASB Staff Positions (FSP) that have amended the original provisions of the Interpretation. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation establishes standards under which a variable interest entity should be consolidated by the primary beneficiary. This standard, once fully adopted, is not expected to have a significant effect on the company’s results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) as amended by FSP FIN 45-1. FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The company has included the required interim disclosure in Note 15 below.

Note 3: Goodwill and Intangible Assets

Goodwill at September 30, 2003 and December 31, 2002 was $144.4 million and $129.7 million, respectively. The majority of goodwill is attributed to an acquisition in the Specialty Chemicals segment. The change in goodwill from period to period is attributed to the strengthening of certain foreign currencies against the U.S. dollar, principally the Norwegian krone. There are no other material indefinite life intangibles, other than goodwill related to this acquisition, at September 30, 2003.

The company’s definite life intangibles totaled $11.1 million and $12.1 million at September 30, 2003 and December 31, 2002. At September 30, 2003 these definite life intangibles were allocated among the company’s business segments as follows: $5.8 million in Agricultural Products, $1.6 million in Specialty Chemicals and $3.7 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, industry licenses and other intangibles. Amortization was not significant in the periods presented.

Note 4: Financial Instruments and Risk Management

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to the company’s outstanding cash flow hedges and which were recorded to earnings during the three and nine months ended September 30, 2003, were less than $0.1 million. At September 30, 2003 and September 30, 2002, the net deferred hedging loss in accumulated other comprehensive loss was $0.5 million and $1.5 million, respectively. Approximately $1.0 million of net losses are expected to be recognized in earnings during the twelve months ending September 30, 2004, as the underlying hedged transactions are realized, and net gains of $0.5 million are expected to be recognized at various times subsequent to September 30, 2004 and continuing through December 31, 2005.

Note 5: Property, Plant and Equipment

Property, plant and equipment consisted of the following, in millions:

	September 30, 2003 (unaudited)	December 31, 2002
Property, plant and equipment, at cost	$2,763.7	$2,646.8
Accumulated depreciation	(1,689.0)	(1,571.3)

Property, plant and equipment, net	$1,074.7	$1,075.5

Note 6: Restructuring and other charges (gains)

In the three months ended September 30, 2003, the company recorded restructuring and other charges (gains) of $(8.9) million, before tax, relating largely to a gain on the sale of an office building in Foret, the company’s Spanish subsidiary. This gain was partially offset by related severance charges in Industrial Chemicals. Other charges were related to an abandonment of an asset in Specialty Chemicals.

In the second quarter of 2002, the company recorded restructuring and other charges of $7.4 million. This charge included $2.2 million related to severance and other costs in the Industrial Chemicals segment and a $2.1 million charge for other costs including transition costs related to a change in benefits provider, which was a direct result of the company’s spin-off of FMC Technologies Inc. (“Technologies”). Also recorded as part of the second quarter 2002 charge was $3.1 million for the redemption $26.0 million of 6.75% exchangeable senior subordinated debentures completed on June 3, 2002.

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

Reserves for restructuring and other charges were $57.7 million and $65.8 million at September 30, 2003 and December 31, 2002, respectively. Restructuring spending of $10.2 million largely related to programs initiated in 2002 and 2001. Spending during the nine months ended September 30, 2003 was primarily for severance payments for previously announced workforce reductions and shutdown costs at the Pocatello, Idaho facility, offset, in part, by spending recoveries from Astaris, LLC. (“Astaris”), the company’s joint venture with Solutia Inc. (“Solutia”) (See Note 14). The following table shows a rollforward of restructuring and other reserves for the first nine months of 2003 and the related spending and other changes:

(in millions)

	U.S. Phosphorus Chemical Division Pocatello Shutdown			FMC’s Reorganization	Workforce Related and Facility Shutdown	Total
	Shutdown	Remediation	Tribal Fund
Balance at 12/31/2002	$6.4	$38.6	$8.0	$1.6	$11.2	$65.8
Increase in reserves (1)	—	—	—	—	2.1	2.1
Cash (payments) recoveries	(2.1)	(0.9)	—	(0.5)	(6.7)	(10.2)

Balance at 9/30/2003(2)(3)	$4.3	$37.7	$8.0	$1.1	$6.6	$57.7

(1)	The increase in the reserve for Workforce Related and Facility Shutdown was for severance charges.
(2)	Shutdown and remediation reserve provisions are net of recorded recoveries from Astaris of $20.8 million and $4.0 million, respectively. In the third quarter of 2003, FMC received $8.0 million from Astaris, which is reflected in the table as “cash (payments) recoveries.”
,(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.

Note 7: Debt

Long-term Debt

Long-term debt consists of the following:

	September 30, 2003	December 31, 2002
	(in millions)
Pollution control and industrial revenue bonds, 1.5% to 7.1%, due 2003 to 2032, less unamortized discount (September 30, 2003 - $0.3 million; December 31, 2002 - $0.3 million)	$220.2	$220.9
Senior notes, 6.375%, due 2003, less unamortized discount (December 31, 2002 - $0.1 million), effective rate 6.4%	—	143.3
Debentures, 7.75%, due 2011, less unamortized discount (September 30, 2003 - $0.3 million; December 31, 2002 - $0.3 million), effective rate 7.8%	45.3	45.2
Medium-term notes, 6.38% to 7.32%, due 2003 to 2008, less unamortized discounts (September 30, 2003 - $0.4 million, December 31, 2002 - $0.5 million) effective rates 6.5% to 7.3%	197.1	197.1
Senior secured notes, 10.25% due 2009, less unamortized discounts (September 30, 2003 - $3.8 million; December 31, 2002 - $4.3 million)	351.2	350.7
Senior secured term loan, 5.87% at September 30, 2003 and 6.17% at December 31, 2003, due 2007, less unamortized discounts (September 30, 2003 - $4.2 million; December 31, 2002 - $4.9 million)	243.9	245.1
Senior secured revolving credit facility loans, due 2005	—	—
Other	0.4	0.4

Total long-term debt	1,058.1	1,202.7
Less: current portion	24.0	166.8

Long-term portion	$1,034.1	$1,035.9

During the first six months of 2003, the company redeemed $18.7 million of the $143.3 million 6.375% senior notes due September 2003 at premium plus accrued interest of $0.8 million. The remaining balance of $124.6 million was paid during September 2003 at par plus accrued interest.

At September 30, 2003 and December 31, 2002 there was $41.0 million of principal amount outstanding of variable-rate industrial and pollution control revenue bonds supported by $43.3 million in bank letters of credit, which are fully collateralized with cash included as part of restricted cash on the condensed consolidated balance sheets. Short-term debt was $25.7 million at September 30, 2003 compared to $64.3 million at December 31, 2002. Short-term debt at September 30, 2003 and December 31, 2002 consisted primarily of borrowings of foreign subsidiaries.

Note 8: Reserves for Discontinued Operations

Reserves for discontinued operations at September 30, 2003 and December 31, 2002 were $68.2 million and $72.8 million, respectively. At September 30, 2003, substantially all discontinued operations reserves were related to other post-retirement benefit liabilities, self insurance and other long-term obligations associated with operations discontinued between 1976 and 2001.

Note 9: Environmental Obligations

The company has provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $196.3 million and $223.4 million, excluding recoveries, have been provided at September 30, 2003 and December 31, 2002, respectively.

At September 30, 2003 and December 31, 2002 reserves for recoveries were $17.2 million and $27.7 million, respectively, the majority of which relate to existing contractual arrangements with U.S. government agencies and insurance carriers. Cash recoveries recorded as realized claims against third parties were $10.3 million in the first nine months of 2003. Total cash recoveries recorded for the year ended December 31, 2002 were $16.2 million.

The long-term portions of environmental reserves, net of recoveries, totaling $148.7 million and $171.0 million at September 30, 2003 and December 31, 2002, respectively, are included in environmental liabilities, continuing and discontinued. The short-term portion of continuing obligations is recorded as accrued and other liabilities.

The company has estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $80 million at September 30, 2003 and may be satisfied over the next twenty years or longer. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. Management, however, believes the liability arising from the potential environmental obligations is not likely to have a material adverse effect on the company’s liquidity or financial condition.

The table below is a rollforward of the company’s environmental reserves, continuing and discontinued, from December 31, 2002 to September 30, 2003.

	Operating and Discontinued Sites (1)	Pocatello		Total
		Pre-existing (3)	Remediation from Pocatello Shutdown (4)
Total environmental reserves, net of recoveries at December 31, 2002 (2)	$126.3	$30.8	$38.6	$195.7
2003 provisions:
Spending, net of cash recoveries	(14.2)	(1.5)	(0.9)	(16.6)
Other non-cash changes	0.5	(0.5)	—	—

Net change	(13.7)	(2.0)	(0.9)	(16.6)
Environmental reserves, current, net of recoveries	10.7	13.5	6.2	30.4
Environmental reserves, long-term, continuing and discontinued, net of recoveries	101.9	15.3	31.5	148.7

Total environmental reserves, net of recoveries at September 30, 2003 (2)	$112.6	$28.8	$37.7	$179.1

(1)	“Current” includes only those reserves related to continuing operations.
(2)	Balance includes environmental remediation reserves related to the shutdown of Pocatello recorded as part of Pocatello shutdown, remediation and other charges in 2001. (See rollforward of restructuring and other charges table in Note 6.)
(3)	Pocatello remediation reserve created prior to the decision to shutdown the facility in 2001.
(4)	Additional remediation reserves recorded at the time of the Pocatello shutdown (Note 6).

A more complete description of the company’s environmental contingencies and the nature of its potential obligations are included in Notes 1 and 11 to FMC’s 2002 consolidated financial statements on Form 10-K.

Note 10: Capital Stock and Earnings Per Share

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions except share and per share data)	2003	2002	2003	2002
Earnings:
Net income (loss)	$(3.4)	$28.2	$20.2	$56.4
Shares (in thousands):
Weighted average number of shares of common stock outstanding	35,205	35,086	35,184	32,985
Weighted average additional shares assuming conversion of stock options	—	853	410	914

Shares - diluted basis	35,205	35,939	35,594	33,899

Basic earnings (loss) per share	$(0.10)	$0.80	$0.57	$1.71
Diluted earnings (loss) per share	$(0.10)	$0.79	$0.57	$1.66

The weighted average additional shares, assuming conversion of stock options, would have been 350,000 shares for the three months ended September 30, 2003. These additional shares were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect on the computation.

Note 11: Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners. The company’s comprehensive income (loss) for the quarters ended September 30, 2003 and 2002 consisted of the following:

(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income (loss)	$(3.4)	$28.2	$20.2	$56.4
Other comprehensive income (loss):
Foreign currency translation adjustment	(0.8)	7.4	70.2	19.8
Net deferral of hedging gains (losses)	(3.1)	2.7	2.3	15.1

Comprehensive income (loss)	$(7.3)	$38.3	$92.7	$91.3

Note 12: Stock Compensation

The company has adopted the disclosure-only provisions of SFAS No. 148 (see Note 2). At September 30, 2003, the company had various stock-based compensation plans as described in Note 13 to the 2002 consolidated financial statements on Form 10-K. The company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No. 123 to its stock compensation plans.

	Three Months Ended September 30,		Nine months Ended September 30,
(in millions, except per share data )	2003	2002	2003	2002
Net income (loss), as reported	$(3.4)	$28.2	$20.2	$56.4
Deduct total stock option employee compensation expense determined under a fair value based method, net of related tax effects	(1.1)	(1.0)	(3.1)	(3.0)

Pro forma net income (loss)	$(4.5)	$27.2	$17.1	$53.4

Basic earnings (loss) per common share:
As reported	$(0.10)	$0.80	$0.57	$1.71
Pro forma	$(0.13)	$0.77	$0.48	$1.62
Diluted earnings (loss) per common share:
As reported	$(0.10)	$0.79	$0.57	$1.66
Pro forma	$(0.13)	$0.75	$0.48	$1.57

Note 13: Pension and Other Postretirement Benefits

The company has reduced the expected return-on-assets assumption to 9% in 2003 from 9.25% in 2002. For further details on FMC’s pension and other postretirement benefits see the company’s 2002 consolidated financial statements on Form 10-K.

Note 14: Joint Ventures and Other Investments

Effective April 1, 2000, FMC and Solutia formed a joint venture that includes the North American and Brazilian phosphorus chemical operations of both companies. The joint venture, Astaris is a limited liability company owned equally by FMC and Solutia.

Solutia’s equity interest in the Fosbrasil joint venture, which is engaged in the production of purified phosphoric acid (“PPA”), was also transferred and became part of Astaris. Astaris also assumed all FMC/NuWest agreements relating to a PPA facility near Soda Springs, Idaho, and purchased all of the PPA output from that facility as part of those agreements. The phosphate operations of FMC Foret were retained by FMC and were not transferred to the joint venture. Following its formation, Astaris divested certain operations in Lawrence, Kansas, and plant assets located in Augusta, Georgia.

On October 9, 2003, the Board of Managers of Astaris announced the approval of a restructuring plan to improve Astaris’s financial performance. The restructuring, which includes the exit of the commodity sodium tripolyphosphate (“STPP”) market, is expected to reduce fixed costs through facility and selective product rationalizations and result in improvement in the venture’s position in food and technical phosphates. The restructuring is expected to be completed over the next nine months and will include four facility closures and the consolidation of operations into the remaining three Astaris sites. Once completed, the plan is expected to result in the reduction of nearly $40 -$50 million in costs on an annual basis. Among the facility closures will be several former FMC facilities including the Bedford Park, Illinois, distribution facility and the Green River, Wyoming STPP plant. The remaining other FMC Green River plants, primarily serving the Alkali business, will continue operating. As a result of the Green River STPP closure, the Conda, Idaho PPA plant, which has been solely dedicated to supplying Green River’s raw material requirements, will also be shut down. We expect these changes in Astaris’s business to adversely affect the operating profits of other businesses within FMC by approximately $4 million in 2004.

FMC’s portion of Astaris’s restructuring charge, which totaled $44.9 million, was recorded in Equity in loss (earnings) of affiliates in the third quarter of 2003.

Effective April 1, 2000, FMC has accounted for its investment in Astaris under the equity method. At September 30, 2003 FMC’s investment in Astaris was $26.7 million compared to a negative $10.2 million at December 31, 2002. The investment account at September 30, 2003 includes $15.5 million for third quarter of 2003 keepwell payments (“keepwells,” described in Note 15) that are expected to be paid in the fourth quarter of 2003. It also includes an additional $40 million of expected keepwells, representing the low end of the company’s current estimate of amounts to be paid in 2004. The restructuring plan mentioned above, the current level of Astaris debt and the third quarter 2003 changes to the Astaris credit facility (described in Note 15) have increased the likelihood that these payments will be made in 2004. These amounts, totaling $55.5 million, are recorded in accrued and other liabilities as of September 30, 2003. At December 31, 2002 accrued and other liabilities included $7.3 million related to fourth quarter of 2002 keepwells.

The formation of the Astaris joint venture and several key changes in the operating processes of the joint venture, including a shift to the PPA process from the more costly elemental phosphorus process, have from time to time resulted in FMC recording assets and liabilities exclusive of FMC’s initial equity investment in Astaris. Among these liabilities are FMC’s commitments to make payments in support of earnings shortfalls under the joint venture’s debt agreement (see Note 15). Assets related to Astaris include a receivable for $24.8 million at September 30, 2003 for their contribution to the shutdown costs related to the closure of the joint venture’s elemental phosphorus plant in Pocatello, Idaho and a receivable of $16.6 million due to Astaris’s agreement to fund an equal portion of FMC’s and Solutia’s future other post retirement benefit obligations to former employees of the companies’ phosphorus chemicals businesses.

On October 14, 2003, Solutia, filed a lawsuit against FMC, see Note 15 for further details.

Note 15: Commitments and Contingencies

The company adopted the provisions of FIN 45 in 2002 (see Note 2) and continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether a liability must be recognized.

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees and indemnifications based upon amounts outstanding at September 30, 2003:

(in millions)
Guarantees:
– Astaris debt (see also Note 14)	$47.7
– Astaris letters of credit	4.6
– Technologies performance guarantees	7.6
– Guarantees of vendor financing (see below)	42.5

Total	$102.4

In connection with the finalization of Astaris’s external financing arrangements during the third quarter of 2000, FMC entered into an agreement with Astaris’s lenders under which FMC agreed to make payments (“keepwell payments”) sufficient to make up one-half of the shortfall in Astaris’s earnings below certain levels. Solutia, which owns the other 50 percent of Astaris, provided a parallel agreement under which it makes up the other half of any shortfall. Astaris’s earnings did not meet the agreed levels for the first, second and third quarters of 2003, and FMC does not expect that such earnings will meet the levels agreed for the remainder of 2003. FMC made keepwell payments of $47.5 million under this arrangement in the first nine months of 2003 compared to keepwell payments of $27.8 million in the first nine months of 2002. FMC expects its total keepwell payments to be $63 million in 2003, depending on the financial performance of Astaris, and in the range of $40 million to $50 million in 2004.

Astaris’s credit facility and FMC’s agreement under which it makes keepwell payments incorporate financial covenants contained in FMC’s principal credit facility, and Astaris’s credit facility contains customary default provisions related to FMC’s financial condition, results and solvency. Subsequent to the end of the third quarter of 2003, Solutia completed a refinancing in which Astaris’s lenders agreed to accept a bank letter of credit furnished on behalf of Solutia in the amount of $67 million in exchange for a release of a security interest held by the lenders in certain of Solutia assets and removal of Solutia’s financial covenants and solvency as grounds for default under Astaris’s credit facility.

At September 30, 2003, Astaris’s credit facility obligations, which FMC’s and Solutia’s keepwell payments are intended to support, included outstanding borrowings of $95.5 million and letters of credit of $9.2 million, compared to $167.9 million of outstanding borrowings and $9.1 million of letters of credit at December 31, 2002.

FMC agreed to guarantee the performance by Technologies of certain obligations under several contracts, debt instruments, and reimbursement agreements associated with letters of credit. (See Notes 2 and 16 to the 2002 consolidated financial statements on Form 10-K.) As of September 30, 2003, these guaranteed obligations totaled $7.6 million compared to $14.5 million at December 31, 2002.

FMC provides guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. A significant portion of the customers’ obligations to repay FMC for any amounts paid under the guarantees is secured by liens on their crops. Past losses under this program have been minimal. The total of these guarantees was $42.5 and $18.2 million at September 30, 2003 and December 31, 2002, respectively and are recorded on the condensed consolidated balance sheets as guarantees of vendor financing.

Other Commitments

On June 30, 1999, FMC acquired the assets of Tg Soda Ash, Inc. from ATOFINA Chemicals, Inc. (formerly known as Elf Atochem North America, Inc.) for approximately $51 million in cash and a contingent payment due at year-end 2003. The contingent payment amount, which will be based on the financial performance of the combined soda ash operations between 2001 and 2003, cannot currently be determined precisely but is expected to be approximately $35 million.

The company also has certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Management believes that the ultimate resolution of its known contingencies will not materially affect the consolidated financial position, results of operations or cash flows of FMC.

On October 14, 2003, Solutia, the company’s joint venture partner in Astartis (see Note 14), filed a lawsuit against FMC with the Circuit Court of St. Louis County, Missouri claiming that, among other things, FMC had breached its joint venture agreement due to the failure of the PPA technology FMC contributed to Astaris. The company believes this lawsuit is without merit and plans to vigorously defend itself.

Note 16: Segment Information

	Three months ended September 30,		Nine months Ended September 30,
(in millions)	2003	2002	2003	2002
Revenue
Agricultural Products	$154.1	$169.1	$457.3	$474.0
Specialty Chemicals	125.6	123.1	391.3	363.5
Industrial Chemicals	192.0	184.0	569.2	559.1
Eliminations	(1.2)	0.4	(3.3)	(3.4)

Total	$470.5	$476.6	$1,414.5	$1,393.2

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle
Agricultural Products	$24.1	$20.8	$56.6	$50.8
Specialty Chemicals	23.3	23.6	77.7	66.0
Industrial Chemicals	7.9	20.3	25.2	55.6

Segment operating profit	55.3	64.7	159.5	172.4
Corporate	(9.3)	(8.6)	(26.2)	(27.9)
Other expense, net	(0.2)	(0.2)	(5.4)	(5.6)

Operating profit before restructuring and other (charges), gains and net interest expense	45.8	55.9	127.9	138.9
Restructuring and other (charges) gains (1)	(36.0)	—	(36.0)	(14.4)
Interest expense, net	(23.0)	(15.7)	(71.7)	(48.1)
Affiliate interest expense (2)	(1.3)	(1.9)	(4.3)	(5.0)

Total	$(14.5)	$38.3	$15.9	$71.4

(1)	See Note 6 for details of restructuring and other (charges) gains before tax and Note 14 for details of the restructuring in Astaris.
(2)	The company’s share of interest expense of Astaris, the phosphorus joint venture. The equity in loss (earnings) of the joint venture is included in the Industrial Chemicals segment.

Note 17: Guarantors

In accordance with the company’s completion of its refinancing on October 21, 2002, the following condensed consolidated financial statements are being disclosed. The following entities: InterMountain Research and Development Corporation, FMC Asia-Pacific, Inc., FMC Overseas, Ltd., FMC WFC I, Inc., FMC WFC II, Inc., FMC WFC I NL, L.L.C., FMC Defense Corp., FMC Defense NL, L.L.C., FMC Properties, LLC, FMC Funding Corporation and FMC Idaho LLC, each wholly-owned direct and indirect domestic subsidiaries of the company (“Guarantors”), fully and unconditionally guarantee the obligations under the refinancing program on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: FMC Corporation on a parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of September 30, 2003 and December 31, 2002, and for each of the three and nine month periods ended September 30, 2003 and September 30, 2002. The eliminating adjustments primarily reflect inter-company transactions, such as interest income and expense, accounts receivable and payable, advances, short- and long-term debt, royalties and profit in inventory eliminations. The company has not presented separate notes and other disclosures concerning the Guarantors as management has determined that such material information is available in the notes to FMC’s condensed consolidated financial statements.

FMC CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2003

	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Revenues	$248.2	$97.2	$235.5	$(110.4)	$470.5
Cost of sales or services	173.4	68.9	201.3	(99.2)	344.4
Selling, general and administrative expenses	38.6	7.6	11.0	—	57.2
Research and development expenses	18.1	1.1	0.9	—	20.1
Restructuring and other charges (gains)	(8.9)	—	—	—	(8.9)

Total costs and expenses	221.2	77.6	213.2	(99.2)	412.8
Income (loss) from continuing operations before equity in loss (earnings) of affiliates, minority interests, interest expense, net and income taxes	27.0	19.6	22.3	(11.2)	57.7
Equity in earnings of affiliates	47.3	—	(0.4)	1.9	48.8
Minority interests	—	1.0	0.5	(1.1)	0.4
Interest expense (income), net	31.9	(8.3)	(0.6)	—	23.0

Income (loss) from continuing operations before income taxes	(52.2)	26.9	22.8	(12.0)	(14.5)
Income taxes	(20.5)	5.3	4.1	—	(11.1)

Net income (loss)	$(31.7)	$21.6	$18.7	$(12.0)	$(3.4)

FMC CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended September 30, 2002

	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Revenues	$269.2	$94.9	$215.5	$(103.0)	$476.6
Cost of sales or services	185.0	78.0	184.5	(97.4)	350.1
Selling, general and administrative expenses	39.2	6.2	10.3	—	55.7
Research and development expenses	17.0	1.2	1.2	—	19.4

Total costs and expenses	241.2	85.4	196.0	(97.4)	425.2
Income (loss) from continuing operations before equity in loss (earnings) of affiliates, minority interests, interest expense, net and income taxes	28.0	9.5	19.5	(5.6)	51.4
Equity in earnings of affiliates	(2.9)	—	(0.7)	—	(3.6)
Minority interests	(0.1)	0.5	0.6	—	1.0
Interest expense (income), net	25.8	(10.4)	0.3	—	15.7

Income (loss) from continuing operations before income taxes	5.2	19.4	19.3	(5.6)	38.3
Income taxes	1.3	5.6	3.2	—	10.1

Net income (loss)	$3.9	$13.8	$16.1	$(5.6)	$28.2

FMC CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months Ended September 30, 2003

	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Revenues	$799.4	$240.2	$693.8	$(318.9)	$1,414.5
Cost of sales or services	555.2	176.5	594.2	(285.6)	1,040.3
Selling, general and administrative expenses	124.4	18.9	31.0	—	174.3
Research and development expenses	55.6	3.5	3.1	—	62.2
Restructuring and other charges (gains)	(8.9)	—	—	—	(8.9)

Total costs and expenses	726.3	198.9	628.3	(285.6)	1,267.9
Income (loss) from continuing operations before equity in loss (earnings) of affiliates, minority interests, interest expense, net and income taxes	73.1	41.3	65.5	(33.3)	146.6
Equity in loss (earnings) of affiliates	57.8	—	(1.4)	1.1	57.5
Minority interests	0.1	0.2	2.3	(1.1)	1.5
Interest expense, net	111.3	(38.1)	(1.5)	—	71.7

Income (loss) from continuing operations before income taxes	(96.1)	79.2	66.1	(33.3)	15.9
Provision (benefit) for income taxes	(32.1)	20.4	7.4	—	(4.3)

Net income (loss)	$(64.0)	$58.8	$58.7	$(33.3)	$20.2

FMC CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Nine months Ended September 30, 2002

	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
Revenues	$822.1	$215.5	$646.9	$(291.3)	$1,393.2
Cost of sales or services	548.8	182.9	555.2	(256.7)	1,030.2
Selling, general and administrative expenses	122.6	18.4	30.2	—	171.2
Research and development expenses	53.6	3.1	3.7	—	60.4
Restructuring and other charges	13.8	—	0.6	—	14.4

Total costs and expenses	738.8	204.4	589.7	(256.7)	1,276.2

Income (loss) from continuing operations before equity in loss (earnings) of affiliates, minority interests, interest expense, net and income taxes	83.3	11.1	57.2	(34.6)	117.0
Equity in (earnings) loss of affiliates	(3.4)	—	(1.3)	0.1	(4.6)
Minority interests	0.1	0.1	2.0	(0.1)	2.1
Interest expense (income), net	79.1	(32.4)	1.4	—	48.1

Income (loss) from continuing operations before income taxes	7.5	43.4	55.1	(34.6)	71.4
Income taxes (benefit)	(12.4)	19.8	7.6	—	15.0

Net income (loss)	$19.9	$23.6	$47.5	$(34.6)	$56.4

FMC CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET(UNAUDITED)

September 30, 2003

	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$182.1	$10.3	$98.1	$—	$290.5
Trade receivables, net of allowance	143.8	193.4	95.3	—	432.5
Inventories	70.0	68.5	97.6	(50.6)	185.5
Intercompany receivables	167.8	18.8	102.9	(289.5)	—
Other current assets	59.2	15.5	41.8	—	116.5
Deferred income taxes	57.9	—	—	—	57.9

Total current assets	680.8	306.5	435.7	(340.1)	1,082.9
Investments	1,762.7	10.6	15.8	(1,710.5)	78.6
Property, plant and equipment, net	578.6	89.8	406.3	—	1,074.7
Intangible assets	4.7	134.6	5.1	—	144.4
Other assets	103.8	6.6	24.2	—	134.6
Deferred income taxes	297.2	—	—	—	297.2

Total assets	$3,427.8	$548.1	$887.1	$(2,050.6)	$2,812.4

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$12.0	$13.7	$—	$25.7
Current portion of long-term debt	24.0	—	—	—	24.0
Accounts payable, trade and other	86.0	33.1	110.5	—	229.6
Accrued pension and other postretirement benefits, current	15.8	—	—	—	15.8
Intercompany payable	80.2	141.9	67.4	(289.5)	—
Accrued and other liabilities	278.1	88.4	46.5	—	413.0
Income taxes payable	(224.1)	248.8	16.9	—	41.6

Total current liabilities	260.0	524.2	255.0	(289.5)	749.7
Long-term debt, less current portion	1,034.1	—	—	—	1,034.1
Accrued pension and other postretirement benefits, long-term	179.7	—	—	—	179.7
Intercompany long-term debt	1,148.1	(1,125.4)	(22.7)	—	—
Reserve for discontinued operations, environmental liabilities and other long-term liabilities	216.9	—	—	—	216.9
Other long-term liabilities	26.4	58.5	1.3	—	86.2
Minority interests in consolidated companies	9.5	(0.6)	42.8	(8.3)	43.4
Stockholders’ equity (deficit):
Common stock, capital in excess and retained earnings	1,161.2	1,091.4	610.7	(1,752.8)	1,110.5
Accumulated other comprehensive loss	(100.4)	—	—	—	(100.4)
Treasury stock, common, at cost	(507.7)	—	—	—	(507.7)

Total stockholders’ equity	553.1	1,091.4	610.7	(1,752.8)	502.4

Total liabilities and stockholders’ equity	$3,427.8	$548.1	$887.1	$(2,050.6)	$2,812.4

FMC CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in millions)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$321.0	$1.2	$42.0	$—	$364.2
Trade receivables, net of allowance	171.9	186.7	103.6	—	462.2
Inventories	76.8	57.7	85.4	(41.1)	178.8
Intercompany receivables	172.9	18.4	87.1	(278.4)	—
Other current assets	59.6	15.8	37.1	—	112.5
Deferred income taxes	58.0	—	—	—	58.0

Total current assets	860.2	279.8	355.2	(319.5)	1,175.7
Investments	1,536.1	11.6	14.8	(1,522.8)	39.7
Property, plant and equipment, net	596.0	86.0	393.5	—	1,075.5
Goodwill	4.7	120.4	4.6	—	129.7
Other assets	131.2	0.1	22.2	—	153.5
Deferred income taxes	297.9	—	—	—	297.9

Total assets	$3,426.1	$497.9	$790.3	$(1,842.3)	$2,872.0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$45.5	$18.8	$—	$64.3
Current portion of long-term debt	166.8	—	—	—	166.8
Accounts payable, trade and other	148.8	29.5	108.2	—	286.5
Intercompany payable	50.0	161.0	67.4	(278.4)	—
Accrued and other liabilities	215.6	60.4	42.0	—	318.0
Accrued pension and other postretirement benefits, current	14.8	—	—	—	14.8
Income taxes payable	(222.5)	233.5	13.2	—	24.2

Total current liabilities	373.5	529.9	249.6	(278.4)	874.6
Long-term debt, less current portion	1,035.5	—	0.4	—	1,035.9
Accrued pension and other postretirement benefits, long-term	182.2	—	—	—	182.2
Intercompany long-term debt	1,113.9	(1,086.6)	(27.3)	—	—
Reserve for discontinued operations, environmental liabilities and other long-term liabilities	243.8	—	—	—	243.8
Other long-term liabilities	19.3	60.6	4.8	—	84.7
Minority interests in consolidated companies	10.7	0.3	43.3	(9.5)	44.8
Stockholders’ equity (deficit):
Common stock and retained earnings	1,127.7	993.7	519.5	(1,554.4)	1,086.5
Accumulated other comprehensive loss	(172.9)	—	—	—	(172.9)
Treasury stock, common, at cost	(507.6)	—	—	—	(507.6)

Total stockholders’ equity	447.2	993.7	519.5	(1,554.4)	406.0

Total liabilities and stockholders’ equity	$3,426.1	$497.9	$790.3	$(1,842.3)	$2,872.0

FMC CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

Nine months Ended September 30, 2003

	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In Millions)
Cash provided (required) by operating activities	$263.9	$62.5	$81.7	$(220.3)	$187.8
Cash required by discontinued operations	(14.7)	—	—	—	(14.7)
Cash provided (required) by investing activities:
Capital expenditures	(25.6)	(6.0)	(27.6)	—	(59.2)
Other investing activities	(241.3)	0.6	3.0	209.7	(28.0)

Cash provided (required) by investing activities	(266.9)	(5.4)	(24.6)	209.7	(87.2)
Cash provided (required) by financing activities:
Change in short-term debt obligations, net	—	(33.5)	(5.1)	—	(38.6)
Repayment of long-term debt	(146.0)	—	—	—	(146.0)
Other financing activities	37.9	(14.5)	4.2	134.6	162.2

Cash provided (required) by financing activities	(108.1)	(48.0)	(0.9)	134.6	(22.4)

Increase (decrease) in cash and cash equivalents	(125.8)	9.1	56.2	124.0	63.5
Beginning of year	46.4	1.2	42.0	—	89.6

End of period	$(79.4)	$10.3	$98.2	$124.0	$153.1

FMC CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (UNAUDITED)

Nine months Ended September 30, 2002

	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In Millions)
Cash provided (required) by operating activities	$(426.1)	$(72.4)	$209.3	$363.5	$74.3
Cash provided (required) by discontinued operations	(23.8)	—	—	—	(23.8)
Cash provided (required) by investing activities:
Capital expenditures	(21.9)	(14.7)	(14.3)	—	(50.9)
Other investing activities	108.2	6.7	120.5	(251.4)	(16.0)

Cash provided (required) by investing activities	86.3	(8.0)	106.2	(251.4)	(66.9)
Cash provided (required) by financing activities:
Net change in short-term debt obligations	21.8	25.5	2.1	(54.0)	(4.6)
Repayment of long-term debt net of increased borrowings	(63.7)	—	—	—	(63.7)
Equity offering proceeds	101.3	—	—	—	101.3
Other financing activities	298.4	55.7	(298.7)	(58.1)	(2.7)

Cash provided (required) by financing activities	357.8	81.2	(296.6)	(112.1)	30.3

Increase (decrease) in cash and cash equivalents	(5.8)	0.8	18.9	—	13.9
Cash and cash equivalents, beginning of the period	7.9	1.3	14.2	—	23.4

Cash and cash equivalents, end of the period	$2.1	$2.1	$33.1	$—	$37.3

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

NEW ACCOUNTING POLICIES

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires cumulative effect transition for financial instruments existing at the adoption date. The adoption of SFAS No. 150 effective July 1, 2003 did not have a significant effect on our results of operations for the three and nine months ended September 30, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The adoption of SFAS No. 149 effective July 1, 2003 did not have a significant effect on our results of operations for the three and nine months ended September 30, 2003.

We adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”) on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs by recording a liability at discounted fair value. The liability is then adjusted to its present value in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. The adoption of SFAS No. 143 had no impact on our consolidated financial statements following a review of our consolidated assets in light of SFAS No. 143. We will continue to review our assets for related retirement obligations and assess any possible future obligations that could arise through acquisitions, capital expenditures, changes in environmental law or changes in the business environment in which a particular business operates.

We adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”) as amended, on January 1, 2003. This standard addresses the accounting and reporting for costs of so-called “exit activities” (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. The adoption of SFAS No. 146 did not have a significant effect on our results of operation for the three and nine month periods ended September 30, 2003.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). During July 2003, the FASB issued several FASB Staff Positions (FSP) that have amended the original provisions of the Interpretation. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 establishes standards under which a variable interest entity should be consolidated by the primary beneficiary. This standard, once fully adopted, is not expected to have a significant effect on our results of operation.

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

LIQUIDITY AND CAPITAL RESOURCES

During 2002, we strengthened our liquidity position and obtained adequate capital resources for planned business operations by executing a series of financing transactions that were completed in the fourth quarter of 2002. At September 30, 2003 and December 31, 2002 there were no outstanding borrowings under our $250.0 million committed revolving credit facility, obtained as part of the 2002 refinancing. Another objective of the 2002 refinancing was to provide substantial cash for collateral assuring the payment of certain self-insurance obligations, environmental remediation activities, future business commitments, cash to collateralize letters of credit supporting variable-rate pollution control and industrial revenue bonds, and cash to redeem long-term debt maturing before December 31, 2003. The cash set aside for these purposes is shown on the condensed consolidated balance sheets as “Restricted cash,” which was $137.4 million and $274.6 million at September 30, 2003 and December 31, 2002, respectively.

Among other restrictions, our credit facilities contain financial covenants related to FMC’s leverage (measured as the ratio of adjusted earnings to debt), interest coverage (measured as the ratio of interest expense to adjusted earnings), consolidated net worth and capital spending. We were in compliance with all debt covenants at September 30, 2003 and December 31, 2002. The after-tax charges of $20.2 million taken primarily in connection with the restructuring of Astaris, described below in “Results of Operations” in this Form 10-Q, reduced the excess of consolidated net worth over the required minimum. The excess over the required minimum was $52.1 million at December 31, 2002 and $46.1 at September 30, 2003. We will continue to monitor minimum consolidated net worth and all debt covenants.

Cash and cash equivalents, excluding restricted cash, at September 30, 2003 compared to December 31, 2002 were $153.1 million and $89.6 million, respectively. The majority of cash and cash equivalents at September 30, 2003 was held by our foreign subsidiaries. We had total debt of $1,083.8 million and $1,267.0 million at September 30, 2003 and December 31, 2002, respectively. This included $1,034.1 million and $1,035.9 million of long-term debt (excluding current portion) at September 30, 2003 and December 31, 2002, respectively. Short-term debt, which consists primarily of foreign borrowings, decreased to $25.7 million at September 30, 2003 compared to $64.3 million at December 31, 2002. The $144.6 million decrease in long-term debt at September 30, 2003 from December 31, 2002 was largely the result of the redemption and repayment of our 6.375% senior notes. During the first six months of 2003, the company redeemed $18.7 million of the $143.3 million 6.375% senior notes due September 2003 at premium plus accrued interest of $0.8 million. The remaining balance of $124.6 million was paid during September 2003 at par plus accrued interest.

Cash provided by operating activities was $174.7 million for the nine months ended September 30, 2003 compared to $71.9 million for the first nine months of 2002 primarily reflecting improved working capital management. Also contributing to lower cash required by operating activities during the first nine months of 2003 was lower restructuring spending compared to the first nine months of 2002.

Cash required by discontinued operations for the nine months ended September 30, 2003 and 2002 was $14.7 million and $23.8 million, respectively, reflecting discontinued environmental spending of $10.6 million compared to $10.2 million in 2002. Also contributing to the decline was the absence of certain spending in 2002 related to the spin-off of Technologies.

Cash required by investing activities was $87.2 million for the nine months ended September 30, 2003 compared to $66.9 million for the nine months ended September 30, 2002 reflecting an increase in financing commitments to Astaris as well as higher capital expenditures primarily due to the timing of spending.

Cash required by financing activities for the first nine months of 2003 was $22.4 million compared to cash provided by financing activities of $30.3 million for the first nine months of 2002. During the first six months of 2003, the company redeemed $18.7 million of the $143.3 million 6.375% senior notes due September 2003 at premium plus accrued interest of $0.8 million. The remaining balance of $124.6 million was paid during September 2003 at par plus accrued interest. The purchase of these senior notes was funded from restricted cash. At September 30, 2003 there was $0.8 million of restricted cash remaining to redeem long-term debt maturing in 2003. Also contributing to the decrease in cash provided by financing activities was the completion of an equity offering in the second quarter of 2002 resulting in net proceeds $101.3 million, which was not repeated in 2003.

Commitments and other potential liquidity needs

Our cash needs for the remainder of 2003 include operating cash requirements, capital expenditures, scheduled maturities of long-term debt, keepwell payments supporting Astaris as described below, an expected contingent purchase price payment due at year-end 2003 related to the acquisition of Tg Soda Ash, environmental spending and restructuring spending. We expect that with these needs, our debt balances, net of cash and restricted cash, at year-end 2003 will be at approximately $30 million to $40 million below the levels at year-end 2002. We plan to meet our liquidity needs through cash generated from operations and borrowings under our $250.0 million committed revolving credit facility.

In connection with the finalization of Astaris’s external financing arrangements during the third quarter of 2000, we entered into an agreement with Astaris’s lenders under which we agreed to make payments (“keepwell payments”) sufficient to make up one-half of the shortfall in Astaris’s earnings below certain levels. Solutia, which owns the other 50 percent of Astaris, provided a parallel agreement under which it makes up the other half of any shortfall. Astaris’s earnings did not meet the agreed levels for the first, second and third quarters of 2003, and we do not expect that such earnings will meet the levels agreed for the remainder of 2003. We made keepwell payments of $47.5 million under this arrangement in the first nine months of 2003 compared to keepwell payments of $27.8 million in the first nine months of 2002. We expect our total keepwell payments to be $63 million in 2003, depending on the financial performance of Astaris, and in the range of $40 million to $50 million in 2004.

Astaris’s credit facility and our agreement under which we make keepwell payments incorporate financial covenants contained in our principal credit facility, and Astaris’s credit facility contains customary default provisions related to our financial condition, results and solvency. Subsequent to the end of the third quarter of 2003, Solutia completed a refinancing in which Astaris’s lenders agreed to accept a bank letter of credit furnished on behalf of Solutia in the amount of $67 million in exchange for a release of a security interest held by the lenders in certain of Solutia’s assets and removal of Solutia’s financial covenants and solvency as grounds for default under Astaris’s credit facility.

At September 30, 2003, Astaris’s credit facility obligations, which FMC’s and Solutia’s keepwell payments are intended to support, included outstanding borrowings of $95.5 million and letters of credit of $9.2 million, compared to $167.9 million of outstanding borrowings and $9.1 million of letters of credit at December 31, 2002.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. A significant portion of the customers’ obligations to repay us for any amounts paid under the guarantees is secured by liens on their crops. Past losses under this program have been minimal. The total of these guarantees was $42.5 and $18.2 million at September 30, 2003 and December 31, 2002, respectively and are recorded on the condensed consolidated balance sheets as guarantees of vendor financing.

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

Other commitments that could affect our liquidity include the following:

We agreed to guarantee the performance by Technologies of certain obligations under several contracts, debt instruments, and reimbursement agreements associated with letters of credit. (See Note 15 to the consolidated financial statements in this Form 10-Q and Notes 2 and 16 to the 2002 consolidated financial statements on Form 10-K.) As of September 30, 2003, these guaranteed obligations totaled $7.6 million compared to $14.5 million at December 31, 2002.

At September 30, 2003 there was $41.0 million principal amount outstanding of variable-rate industrial and pollution control revenue bonds supported by $43.3 million in bank letters of credit, which are fully collateralized with cash.

We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries. The outstanding amounts of debt guaranteed were $23.7 million and $64.3 million, respectively, at September 30, 2003 and December 31, 2002.

Our total commitments under significant contracts that we believe will affect cash over the next five years have not changed significantly compared to the outstanding commitments at December 31, 2002, when the redemption and repayment of our 6.375% senior notes, totaling $143.4 million, is excluded. During the first six months of 2003, the company redeemed $18.7 million of the $143.3 million 6.375% senior notes due September 2003 at premium plus accrued interest of $0.8 million. The remaining balance of $124.6 million was paid during September 2003 at par plus accrued interest.

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

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates and prices. The range of changes chosen reflects our view of changes that are reasonably possible over a one-year period. Market-value estimates are based on the present value of projected future cash flows considering the market rates and prices chosen. We calculate the market value foreign currency risk using third-party software incorporating standard pricing models to determine the present value of the instruments based on market conditions (spot and forward foreign exchange rates) as of the valuation date. We obtain estimates of the market value energy price risk from calculations performed internally and by a third party.

At September 30, 2003 and December 31, 2002, our net financial instrument position of interest rate swaps and currency and energy hedges was a net liability of $3.6 million and $5.7 million, respectively. The change in the net financial instrument position was due to an increase in the market value of the interest rate swaps entered into during first quarter of 2003.

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

Interest rate swaps that meet specific conditions under SFAS No. 133 are accounted for as fair-value hedges. Accordingly, the changes in the fair value of these agreements are immediately recorded in earnings. The mark-to-market values of both the fair-value hedging instruments and the underlying debt obligations are recorded as equal and offsetting gains and losses in the interest expense component of the income statement. The net position of these interest rate swap agreements is not material at September 30, 2003. All existing fair-value hedges are 100% effective. As a result, there is no effect on earnings from hedge ineffectiveness.

Our debt portfolio, including interest rate swap agreements, at September 30, 2003 is composed of 62 percent fixed-rate debt and 38 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of foreign bank borrowings, variable-rate industrial and pollution control revenue bonds, borrowings under our $250.0 million term-loan facility, and interest rate swap agreements entered into in the first quarter with an aggregate notional principal amount of $100.0 million. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt included in our debt portfolio at September 30, 2003, a 100 basis point increase or decrease in interest rates that remained in effect for the first nine months of 2003 would increase or decrease net income by $1.1 million.

Commodity Price Risk

Energy costs are approximately 9 percent of our cost of sales and services. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2003 and December 31, 2002 with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in an increase of the net asset position of $7.5 million at September 30, 2003 and a decrease of $6.2 million in the net liability position of the relevant financial instruments into a net asset position at December 31, 2002. A 10 percent decrease in energy market prices would result in a decrease of the net asset position at September 30, 2003 of $7.5 million into a net liability position. At December 31, 2002 a 10 percent decrease in energy market prices would have resulted in an increase of $4.3 million in the net liability position.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2003 and December 31, 2002, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would result in an increase of $18.8 million and $12.8 million in the net liability position at September 30, 2003 and December 31, 2002, respectively. A 10 percent weakening of hedged currencies versus our functional currencies would result in a decrease of $19.0 million and $11.6 million in the net liability position into a net asset position of the relevant financial instruments at September 30, 2003 and December 31, 2002.

RESULTS OF OPERATIONS

General

Our consolidated revenue was $470.5 million and $476.6 million for the three months ended September 30, 2003 and 2002, respectively and $1,414.5 million and $1,393.2 million for the nine months ended September 30, 2003 and 2002, respectively. We recorded a net loss of $3.4 million in the third quarter of 2003 compared to net income of $28.2 million in the prior year’s quarter. Net income for the nine months ended September 30, 2003 and 2002 was $20.2 million and $56.4 million, respectively. Diluted earnings (loss) per common share for the three months ended September 30, 2003 was $(0.10) compared to $0.79 in the prior year’s quarter. Diluted earnings per common share for the nine months ended September 30, 2003 and 2002 was $0.57 and $1.66, respectively. The net loss for the third quarter of 2003 and net income for the nine months ended September 30, 2003 included charges totaling $20.2 million after-tax or $0.57 per share on diluted basis. These charges related primarily to a restructuring program at our Astaris affiliate, reported in Equity in loss (earnings) of affiliates, but also included charges related to the abandonment of an asset and a gain on the sale of an office building. Net income for the nine months ended September 30, 2002 included restructuring and other charges of $8.8 million after-tax, or $0.26 per share on a diluted basis.

RESULTS OF OPERATIONS – Three months ended September 30, 2003 compared to Three months ended September 30, 2002

Revenue. Third quarter 2003 revenue was lower by 1 percent compared to the prior year’s third quarter, reflecting lower Agricultural Product sales due to a decrease in insecticide volumes which were partially offset by higher Specialty Chemicals sales into the pharmaceutical market and stronger Industrial Chemicals sales driven largely by a stronger euro in the third quarter of 2003 compared to the prior year’s quarter.

Restructuring and other charges (gains). Restructuring and other charges (gains) totaled a gain of $8.9 million in the third quarter of 2003. This net gain results from the sale of an office building in the Industrial Chemicals segment partially offset by related severance costs in the segment. Other charges were related to the abandonment of an asset in Specialty Chemicals.

Equity in loss (earnings) of affiliates. Equity in loss (earnings) of affiliates was a loss of $48.8 million in the third quarter of 2003 versus earnings of $3.6 million in the prior year period. The third quarter 2003 loss included a $44.9 million charge related to a previously announced restructuring program at our Astaris affiliate.

Interest expense, net for the third quarter of 2003 increased to $23.0 million compared to $15.7 million in the third quarter of 2002 reflecting the higher interest costs from the debt refinancing in the fourth quarter of 2002.

Provision (benefit) for income taxes was $(11.1) million for the third quarter of 2003 compared to $10.1 million for the prior year’s third quarter resulting in effective tax rates of 76.6% and 26.4%, respectively. The 2003 rate includes the beneficial impact of deductible restructuring charges recorded during the third quarter.

Net Income (loss). We recorded a net loss of $3.4 million for the third quarter of 2003 compared to net income of $28.2 million in the third quarter of 2002.

Average shares outstanding used in the quarter’s diluted earnings per common share calculations were 35.2 million in 2003 compared with 35.9 million in the prior year’s quarter. Average shares outstanding were the same for both the basic and diluted earning per share because the effect of the options on the dilutive calculation would have been antidilutive.

Other Financial Data

Capital Expenditures totaled $20.2 million for the three months ended September 30, 2003 compared to $15.6 million for three months ended September 30, 2002.

The following are line items from our segment profit and loss statement used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 18 to our 2002 consolidated financial statements on Form 10-K).

Corporate expenses (excluding restructuring and other charges) were $9.3 million in third quarter of 2003 compared to $8.6 million in the third quarter of 2002 due largely to higher insurance costs.

SEGMENT RESULTS – Three months ended September 30, 2003 compared to Three months ended September 30, 2002

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 6 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 18 of our 2002 consolidated financial statements on Form 10-K.

Agricultural Products

	Three Months Ended September 30,
	2003	2002
Revenue	$154.1	$169.1
Operating Profit	$24.1	$20.8

Revenue in Agricultural Products was $154.1 million, a decrease of 9 percent from the prior-year quarter. North American sales into the crop protection market decreased due to lower corn mite and cotton worm related pest pressure compared with the prior year’s period. Higher sales in Europe and a stronger euro were offset by reduced sales in Brazil reflecting the impact of our exit from certain low margin third party products in that country. Segment operating profit of $24.1 million was up 16 percent from the second quarter of 2003 due to a more profitable sales mix and more efficient plant operations.

Specialty Chemicals

	Three Months Ended September 30,
	2003	2002
Revenue	$125.6	$123.1
Operating Profit	$23.3	$23.6

Revenue in Specialty Chemicals was $125.6 million, an increase of 2 percent from the prior-year quarter. In the BioPolymer business, sales increased due to higher microcrystalline cellulose demand in the pharmaceutical market and favorable foreign currency translation partially offset by lower North American sales in the nutritional beverage market. In the lithium business, increased sales into the battery market were partially offset by weaker specialty organic sales into the pharmaceuticals market. The segment operating profit of $23.3 million was essentially flat from $23.6 million in the third quarter of 2002 due to product mix.

Industrial Chemicals

	Three Months Ended September 30,
	2003	2002
Revenue	$192.0	$184.0
Operating Profit	$7.9	$20.3

Revenue in Industrial Chemicals was $192.0 million, an increase of 4 percent from the prior-year quarter. Foret drove the overall increase due the impact of higher peroxygen volumes and selling prices along with the impact of favorable foreign currency translation. In the alkali business, lower average export prices for soda ash were largely offset by higher prices in caustic and bicarbonates. In the peroxygens business, sales were down due to lower hydrogen peroxide volumes in the pulp market. Segment operating profit was $7.9 million, down $12.4 million compared with the third quarter of 2002. Lower earnings were largely the result of weaker affiliate earnings from Astaris as well as higher manufacturing costs in the alkali business resulting from scheduled mine maintenance. Weaker affiliate earnings from Astaris were the result of the absence of a power resale contract and decreased selling prices due to ongoing competitive rivalry and excess capacity particularly in sodium tripolyphosphate.

RESULTS OF OPERATIONS – Nine months ended September 30, 2003 compared to nine months ended September 30, 2002.

Revenue. Revenue for the nine months ended September 30, 2003 increased 2 percent to $1,414.5 compared to $1,393.2 for the nine months ended September 30, 2002 reflecting higher Specialty Chemicals sales into the pharmaceutical markets and higher sales in our Industrial Chemicals segment largely due to a stronger euro.

Restructuring and other charges (gains). Restructuring and other charges (gains) totaled a gain of $8.9 million and a loss of $14.4 million for the first nine months of 2003 and 2002, respectively. In 2003, the net gain relates to the sale of an office building in the Industrial Chemicals segment partially offset by severance costs in the segment and charges related to the abandonment of an asset in Specialty Chemicals. In the 2002 period there were charges of $2.4 million related to severance and other costs of idling our Agricultural Product’s Baltimore sulfentrazone plant and in the Industrial Chemicals segment the mothballing of the Granger caustic facility in Green River and other restructuring activities resulted in $5.6 million of severance and other costs. Corporate transition costs related to the spin-off of Technologies and other restructuring resulted in $3.3 million of charges. The remaining balance of $3.1 million can be attributed to the redemption of our 6.75% exchangeable senior subordinated debentures announced on May 3, 2002.

Equity in loss (earnings) of affiliates. Equity in loss (earnings) of affiliates was a loss of $57.5 million in the first nine months of 2003 versus earnings of $4.6 million in the first nine months of 2002. The loss in 2003 included charges related to a previously announced restructuring program at our Astaris affiliate.

Interest expense, net increased to $71.7 million in the first nine months of 2003 compared to $48.1 million in the first nine months of 2002 reflecting higher interest costs from our refinancing in the fourth quarter of 2002.

Provisions (benefit) for income taxes were $(4.3) million for the first nine months of 2003 compared to $15.0 million for the 2002 period reflecting tax rates of 27.0% and 21.0%, respectively. The effective tax rate in both years resulted from the effect of restructuring and other charges.

Net income decreased to $20.2 million in the first nine months of 2003 compared to $56.4 million in the first nine months of 2002 reflecting increased interest expense, net and lower earnings from our Industrial Chemicals segment somewhat offset by higher earnings in our Specialty Chemicals segment. In addition, net income for the nine months ended September 30, 2003 included charges totaling $20.2 million after-tax or $0.57 per share on a diluted basis. These charges related primarily to a restructuring program at our Astaris affiliate, reported in Equity in loss (earnings) of affiliates, but also included charges related to the abandonment of an asset, which was offset by a gain on the sale of an office building. Net income for the nine months ended September 30, 2002 included restructuring and other charges (gains) of $8.8 million after-tax, or $0.26 per share on a diluted basis.

Other Financial Data

Capital expenditures totaled $59.2 million in the first nine months of 2003 compared to $50.9 million in the first nine months of 2002.

Corporate expenses (excluding restructuring and other charges) decreased to $26.2 million in 2003 from $27.9 million in the first nine months of 2002 due to the absence of transition costs related to the spin-off of Technologies.

SEGMENT RESULTS – Nine months ended September 30, 2003 compared to Nine months ended September 30, 2002

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 6 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 18 of our 2002 consolidated financial statements on Form 10-K.

Agricultural Products

	Nine months Ended September 30,
	2003	2002
Revenue	$457.3	$474.0
Operating Profit	$56.6	$50.8

Revenue in Agricultural Products was $457.3 million, a decrease of 4 percent from the prior-year period. North American sales into the crop protection market decreased due to lower pest pressure compared with the prior year, and reductions in distributor channel inventory. Offsetting these factors was an increase in Latin American herbicide sales and higher sales in the North American professional, turf and ornamental markets. Segment operating profit was $56.6 million, an increase of 11 percent from the first nine months of 2002 due to improved product mix and lower production costs.

Specialty Chemicals

	Nine months Ended September 30,
	2003	2002
Revenue	$391.3	$363.5
Operating Profit	$77.7	$66.0

Revenue in Specialty Chemicals was $391.3 million, an increase of 8 percent from the prior-year period. Higher BioPolymer and lithium sales in the pharmaceutical market, increased lithium sales into the battery market, and favorable foreign currency translations were partially offset by lower BioPolymer sales into the nutritional beverage market. Segment operating profit was $77.7 million, an increase of 18 percent from the first nine months of 2002 due to higher sales, favorable currency and improved productivity.

Industrial Chemicals

	Nine months Ended September 30,
	2003	2002
Revenue	$569.2	$559.1
Operating Profit	$25.2	$55.6

Revenue in Industrial Chemicals was $569.2 million, an increase of 2 percent from the prior-year period. Lower export prices in the alkali business and lower hydrogen peroxygen volumes in the pulp market were offset by the effects of a stronger euro at Foret. Segment operating profit was $25.2 million, down 55 percent compared with the first nine months of 2002. Lower operating profit was largely the result of weaker affiliate earnings from Astaris as well as lower alkali and peroxygen sales. Weaker affiliate earnings from Astaris were primarily the result of the absence of a power resale contract and decreased selling prices. Our Industrial Chemicals business continues to be affected by adverse commercial activity within the industries served by this business segment. We continue to look at ways to mitigate these effects and improve future profitability, which may include additional restructuring.

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

INDEPENDENT ACCOUNTANTS’ REPORT

A report by KPMG LLP, FMC’s independent accountants, on the financial statements included in Form 10-Q for the quarter ended September 30, 2003 is included on page 36.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of September 30, 2003, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2003 and 2002 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of December 31, 2002, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended not presented herein; and in our report dated February 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
November 6, 2003

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

31.1        CEO Certification on Internal Controls

31.2        CFO Certification on Internal Controls

32.1        CEO Certification of Quarterly Report

32.2        CFO Certification of Quarterly Report

(b) Reports on Form 8-K :

The Registrant filed or furnished the following reports on Form 8-K or Form 8-K/A during the quarter covered by this quarterly report:

i.	Furnished August 1, 2003 – Item 9 Second Quarter Earnings Press Release
ii.	Furnished August 28, 2003 – Item 9 Press Release announcing the executive appointments of Ted Butz and Michael Wilson and the retirement of Robert I. Harries.
iii.	Furnished September 4, 2003 – Item 9 UBS Warburg investor information meetings – FMC overview presented by William G. Walter on September 3rd and 4th, 2003.
iv.	Furnished September 19, 2003 – Item 9 FMC Overview by William G. Walter at Credit Suisse First Boston Chemical Conference, September 18, 2003.

The Current Reports on Form 8-K listed above are not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section.

See Index of Exhibits

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF FMC CORPORATION

FOR THE QUARTER ENDED SEPTEMBER, 30 2003

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

Date: November 12, 2003