Form 10-K
period 2003-12-31
FMC CORP
filed 2004-03-11
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2003

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

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2003, THE REGISTRANT’S SECOND FISCAL QUARTER WAS $793,810,886. THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.10 PAR VALUE, OUTSTANDING AS OF THAT DATE WAS 35,197,418. THE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES EXCLUDES THE VALUE OF THOSE SHARES HELD BY EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2004 Annual Meeting of Stockholders	Part III

PART I

FMC Corporation (“FMC”) was incorporated in 1928 under Delaware law and has its principal executive offices at 1735 Market Street, Philadelphia, Pennsylvania 19103. As used in this report, except where otherwise stated or indicated by the context, FMC or the company means FMC Corporation and its consolidated subsidiaries and their predecessors.

ITEM 1.    BUSINESS

General

We are a diversified, global chemical company providing innovative solutions, applications and market-leading products to a wide variety of end markets. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Agricultural Products’ focus is on insecticides, which are used to enhance crop yield and quality by controlling a wide spectrum of pests, and on herbicides, which are used to reduce the need for manual or mechanical weeding by inhibiting or preventing weed growth. Specialty Chemicals consists of our BioPolymer and lithium businesses and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding and disintegrant use and lithium specialties for pharmaceutical synthesis and energy storage. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens and phosphorus chemicals.

The following table shows the principal products produced by our three business segments and their raw materials and uses:

Segment	Product	Raw Materials	Uses
Agricultural Products	Insecticides	Synthetic chemical intermediates	Protection of row crops, rice, sugarcane, cereals, fruits and vegetables from insects and for non-agricultural structural pest control
	Herbicides	Synthetic chemical intermediates	Protection of row crops, rice, sugarcane, cereals, vegetables, turf and roadsides from weed growth

Specialty Chemicals	Microcrystalline Cellulose	Specialty pulp	Drug tablet binder and disintegrant, food ingredient
	Carrageenan	Refined seaweed	Food ingredient for thickening and stabilizing
	Alginates	Refined seaweed	Food ingredients, pharmaceutical excipient, wound care, and industrial uses
	Lithium	Mined lithium	Pharmaceutical, batteries, polymers

Industrial Chemicals	Soda Ash	Mined trona ore	Glass, chemicals, detergents
	Peroxygens	Hydrogen	Pulp, paper, textiles, electronics
	Phosphorus Chemicals	Mined phosphate rock	Food, cleaning compounds, detergents, agriculture

We have operations in many areas around the world. North America represents our single largest geographic market, generating approximately 44 percent of revenue in 2003, with our second largest market, Europe, Middle East and Africa representing 29 percent and Latin America, our third largest, representing 16 percent of 2003 revenue. With a worldwide manufacturing and distribution infrastructure, we are able to respond rapidly to global customer needs, offset downward economic trends in one region with positive trends in another and better match revenues to local costs to mitigate the impact of currency volatility. The charts below detail our sales and long-term assets by major geographic region.

Recent History

Effective December 31, 2001, we completed our split into two companies. FMC retained the three chemical segments. A separate company, FMC Technologies, Inc. (“Technologies”), operates the businesses that comprised the former Energy Systems and Food and Transportation Systems segments. Our plan of separation was first announced on October 31, 2000. On May 31, 2001, we contributed the two non-chemical business segments to Technologies, which at the time was a wholly-owned subsidiary of FMC. We completed an initial public offering of approximately 17 percent of Technologies’ stock in June 2001 and completed the separation on December 31, 2001 by distributing all remaining shares of Technologies owned by FMC as a tax-free dividend to stockholders.

Our Strategy

Our corporate strategy is balanced between driving growth and innovation within our Specialty Chemicals and Agricultural Products segments and generating strong cash flow in our Industrial Chemicals segment. Our long-term objectives are as follows:

Realize the operating leverage inherent in our businesses.    We intend to maximize the benefits of an economic recovery by maintaining our market positions, reducing costs and prudently managing our asset base. In soda ash, we continually strive to optimize our proprietary and low-cost solution mining and longwall mining techniques, thereby reducing our production costs, which we believe are already among the lowest in the industry. In hydrogen peroxide, we have mothballed higher cost production capacity to improve profitability. In the phosphorous chemicals joint venture with Solutia, Inc. (“Solutia”), Astaris, LLC (“Astaris”), a restructuring is now underway which should result in the elimination of $40 million to $50 million of total annual costs for the venture once fully implemented. All of these initiatives will position our Industrial Chemicals business for a significant rebound in earnings as volumes increase with an economic recovery, capacity utilizations improve and selling prices continue to move higher. Additionally, in Agricultural Products, we continue to reduce manufacturing costs by outsourcing production to third parties in Mexico, China and India and expect additional savings from our efforts to streamline our supply chain and reduce logistics costs.

Create greater financial flexibility.    We are committed to the goal of re-establishing our investment-grade rating through improvements to our liquidity and a significant reduction in our indebtedness. In 2002, we set a target of $300 million of debt reduction by 2006, which we plan to achieve through several strategies. First, we expect a strong, sustained rebound in our operating profit and resulting cash flow from operations. Second, we expect capital expenditures to remain below depreciation and amortization as our businesses will meet future expected demand growth through a combination of debottlenecking current production, restarting mothballed plants and outsourcing production to third parties. Third, in connection with Astaris’ recent restructuring, we believe we have effectively capped future keepwell obligations and eliminated any further obligations going forward into 2005. Fourth, we believe that 2004 will be the last year of significant cash spending for the shutdown and remediation of the former elemental phosphorus facility in Pocatello, Idaho. Lastly, we continue to explore asset divestiture opportunities.

Focus the portfolio on higher growth businesses.    Our goal is to achieve the highest overall growth while continuing to generate returns above the cost of capital. In this regard, we will invest in Specialty Chemicals for growth; focus our investment in Agricultural Products; and manage Industrial Chemicals for cash. Within Specialty Chemicals, we continue to invest in our leading biopolymer and lithium market positions in the pharmaceutical, food ingredient and energy storage markets. Key strategies include developing new technologies, leveraging our strategic supply position with branded multinational companies, enhancing our technical support capabilities and acquiring new technologies. In Agricultural Products, we have focused our efforts on developing new applications for higher margin, patented products, acquiring complementary chemistries from other pesticide companies and on discovering novel insecticide compounds through our target-based research program.

Financial Information About Our Business Segments

See Note 19 to our consolidated financial statements included in this Form 10-K. Also see below for selected financial information related to our segments.

Agricultural Products

Financial Information (In Millions)

Overview

Our Agricultural Products segment, which represents approximately 33 percent of our 2003 consolidated revenues, discovers, develops, manufactures and sells a portfolio of crop protection, structural pest control and turf and ornamental products around the world. Our product development efforts focus on developing environmentally compatible solutions that can effectively increase farmers’ yields and provide more cost-effective alternatives to older chemistries to which insects may have developed resistance. We believe that our focused, state-of-the-art discovery strategy will identify novel insecticides that enable farmers to enhance their crop yields.

Products and Markets

Agricultural Products provides a wide range of proprietary, branded products—based on both patented and off-patent technologies—for global agricultural markets. Product branding is a prevalent industry practice used to help maintain and grow market share by promoting consumer recognition and the reputation of the product and the supplier. While we enjoy a relatively strong position in North America, we derived more than half of our Agricultural Products’ revenue from outside North America in 2003.

In contrast to most other major crop protection companies, insecticides dominate our Agricultural Products segment, particularly pyrethroid and carbamate chemistries in which we maintain leading market positions, based on revenues. Pyrethroids are a major class of insecticides whose low use rates are unique compared to other classes of insecticides. They are most effective against worm pests. Carbamates are a broad spectrum of insecticides used to control a wide variety of pests in both soil and foliage. We also maintain niche positions in select herbicide markets. We differentiate ourselves through a highly focused strategy in selected crops and regions and leverage our proprietary chemistries and pest-specific Research and development (“R&D”) to develop and market new insecticides and new applications of our existing products. The following table summarizes the principal product chemistries in Agricultural Products and the principal uses of each chemistry:

			Cotton	Corn	Rice	Cereals	Fruits, Vegetables	Soybeans	Sugar Cane	Tobacco	Prof.Pest Control Home & Garden

Insecticides	Pyrethroids	permethrin	X	X			X	X			X

		cypermethrin	X	X		X	X	X			X

		bifenthrin	X	X			X	X	X		X

		alpha-cypermethrin	X				X	X

		zeta- cypermethrin	X	X	X	X	X	X	X		X

	Carbamates	carbofuran	X	X	X	X	X	X	X	X

		carbosulfan	X		X

	Other	cadusafos					X			X

		sulfluramid									X

Herbicides		carfentrazone-ethyl	X	X	X	X	X	X			X

		clomazone	X		X		X	X	X	X

		sulfentrazone					X	X	X	X

We have several agreements with Ishihara Sangyo Kaisha, Ltd. (“ISK”), a leading Japanese crop protection company, under which we work together to market and distribute existing and new insecticide and herbicide chemistries in various markets. With the ISK alliance, we have expanded our distribution capabilities in Japan and in Europe by jointly investing with ISK in the Belgian-based pesticide distribution company, Belchim Benelux N.V. Through these alliances and our own targeted marketing efforts, we expect to enhance our access to markets and develop new products that will help us continue to compete effectively.

Research and Development

We plan to grow by obtaining new and approved uses for existing product lines as well as complementary chemistries from other pesticide companies. Our new labels for zeta-cypermethrin for use on corn, rice, alfalfa, sugar cane and leafy vegetables bode well for the continued growth of this compound. In addition our carfentrazone-ethyl herbicide has received registrations for key potato and vine markets in Europe and we anticipate profitable growth from these new labels.

In the intermediate term, we believe the flonicamid insecticide we are developing exclusively in the Americas in conjunction with ISK is a significant opportunity because of its novel mode of action in addressing sucking pests as well as its favorable environmental profile. It has already received approval for greenhouse use in the U.S. and additional uses are under fast track review with the Environmental Protection Agency (“EPA”).

Our research program is capitalizing on a focused insecticide discovery strategy that combines direct insect screening with biochemical, target-based testing. Both approaches use state-of-the-art technologies, including genomics, robotics, and advanced computational software. This enables us to successfully identify chemistries that control key agricultural pests, while providing an early understanding of modes of action and safety. Multidisciplinary project teams have quickly moved these promising chemistries from initial discovery to global field-testing.

Industry Overview

The three principal categories of agricultural chemicals are herbicides, representing approximately half of global industry revenue, insecticides, representing approximately a quarter of global industry revenue, and fungicides representing the remaining portion of global industry revenue. We do not currently participate in the fungicide category.

Insecticides are used to control a wide range of insects, including chewing pests (such as caterpillars) and sucking pests (such as aphids). Insecticides are applied as sprays, dusts or granules and are used on a wide variety of crops such as fruits, vegetables, cotton, soybean, corn and cereals. There are several major classes of insecticide chemistries, including organophosphates, carbamates and pyrethroids.

Herbicides prevent or inhibit weed growth, thereby reducing or eliminating the need for manual or mechanical weeding. Herbicides can be selective (killing only specific unwanted foliage) or non-selective (killing all foliage), and are also segmented by their time of application: pre-planting, pre-emergent and post-emergent.

The agrochemicals industry has undergone significant consolidation over the past several years. The top crop protection companies, Syngenta AG, Bayer AG, Monsanto Company, BASF AG, The Dow Chemical Company and E. I. du Pont de Nemours and Company (“DuPont”), currently represent more than three quarters of global sales, while in 1996, the top six companies represented approximately 60 percent of global sales. Four of these companies, Syngenta, Bayer, BASF and Dow, have all made significant acquisitions of other crop protection companies over the past few years. A significant driver for this consolidation has been the advent of biotechnology, particularly in herbicides employed in row crops, and the resulting escalation of research and development costs.

The next tier agrochemical producers, including Makteshim-Agan Industries Ltd., Sumitomo Chemical Company Limited, FMC, ISK and Nufarm Limited, generally employ strategies focusing on niche markets. Additionally, there is an emerging trend among these producers to partner with one another to gain economies of scale and competitive market access more comparable to larger competitors.

Specialty Chemicals

Financial Information (In Millions)

Overview

Our Specialty Chemicals segment, which represents 27 percent of our 2003 consolidated revenues, is focused on high-performance food ingredients, pharmaceutical excipients and intermediates and lithium specialty products all of which enjoy solid customer bases and consistent, growing demand. The majority of Specialty Chemicals revenues are to customers in non-cyclical end markets. We believe that our future growth in this segment will continue to be based on the performance capabilities of these products and our research and development capabilities, as well as on the alliances and the close working relationships we have developed with key global customers.

Products and Markets

BioPolymer is a supplier of microcrystalline cellulose (“MCC”), carrageenan and alginates—ingredients that have high value-added applications in the production of food, pharmaceutical and other specialty consumer and industrial products. MCC, processed from specialty grades of wood pulp, provides binding and disintegrant properties for tablets and capsules and has unique functionality that improves the texture and stability of many food products. Carrageenan and alginates, both processed from seaweed, are used in a wide variety of food, pharmaceutical and specialty areas. NovaMatrix is a newly created business unit of BioPolymer that produces and supplies specialty formulated alginates and serves the biomedical and advanced wound treatment markets.

BioPolymer is organized around three major markets—food, pharmaceutical and personal care—and is a key supplier to many companies in these markets. Many of BioPolymer’s customers have come to rely on us for the majority of their supply requirements for these product lines. We believe that such reliance is based on our innovative solutions and operational quality. The following chart summarizes the major markets for BioPolymer’s products and our chemistries in each market:

		Microcrystalline cellulose	Carrageenan	Alginates	Other

Food	Beverage	X	X	X

	Convenience foods	X	X	X	X

	Meat and poultry		X

	Pet food and other	X		X

Pharmaceutical	Tablet binding and coating	X			X

	Anti-reflux			X

	Liquid suspension	X	X

Personal Care	Biomedical			X

	Oral Care		X

	Cosmetic care	X	X	X	X

Lithium

Lithium is a vertically-integrated, technology business, based on both inorganic and organic lithium chemistries. While lithium is sold into a variety of end-markets, we have focused our efforts on selected growth niches such as fine chemicals for pharmaceutical synthesis, specialty polymers and energy storage.

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

Industry Overview

Food Ingredients

Our BioPolymer business serves the texture, structure and physical stability (“TSPS”) ingredients market. TSPS ingredients impart physical properties to thicken and stabilize foods. There are many types of TSPS ingredients and a wide range of food groups served, including bakery, meats, dairy and convenience products. The industry is dispersed geographically, with the majority of the sales in Europe, North America and Asia.

The industry has experienced steady revenue growth in recent years. Trends driving growth include increasing consumer interest in healthier foods, greater convenience and growth in per capita consumption of processed foods in emerging markets. The trend toward health and convenience drives the need for more functional ingredients to impart desired food tastes and textures. We believe carrageenan and MCC, which address this need, are growing faster than the overall TSPS market. The global customer base for TSPS is relatively fragmented and includes large and small food processors. Consolidation among these customers has been a significant trend. Over the past several years, mergers of large food companies have included Slimfast Foods Company/Bestfoods/Unilever PLC, Nabisco Group Holdings Corp./Kraft Foods Inc., The Pillsbury Company/General Mills, Inc., Suiza Foods Corporation/Dean Foods Company. We believe that such large consolidated companies tend to grow at twice the rate of smaller firms. In light of these conditions, TSPS ingredient suppliers such as FMC have focused on establishing strategic alliances with market leaders with the goal of reducing costs, leveraging technology and expanding product offerings with key accounts.

Within the entire food ingredients market, there are a relatively large number of suppliers, due principally to the broad spectrum of chemistries employed. Segment leadership, global position and investment in technology are key factors to sustaining profitability. In addition, larger suppliers may often provide a broader product line and a range of services to food companies including functional systems or blends. The top suppliers of TSPS ingredients include Danisco A/S, DuPont, CP Kelco ApS, Imperial Chemical Industries PLC, Cargill Incorporated, Sobel N.V., DGF Stoess AG, FMC, Degussa AG, and Tate & Lyle PLC.

Pharmaceutical Chemicals

Our BioPolymer business sells into the formulation chemicals segment of the pharmaceutical market. The major end markets for formulation chemicals include coatings and colors, fillers, binders, sweeteners and flavors, disintegrants and others.

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

We also supply alginates into food and health care markets. Highly refined extracts from selected seaweeds provide a broad range of alginate functionality, including uses in anti-reflux disorders, dental impressions, control release of drugs and wound dressings.

Lithium Specialties

Lithium is a highly versatile metal with diverse end-use markets including glass/ceramics, aluminum production, pharmaceuticals, polymers and both rechargeable and disposable batteries.

We market a wide variety of lithium-based products ranging from upstream, commodity lithium carbonate to highly specialized downstream products such as organolithium compounds and cathodic materials for batteries. In past years, lithium carbonate experienced a significant price decline due largely to industry oversupply. During 2003, market pricing stabilized as a result of a better balance of supply and demand for lithium carbonate.

There are only three integrated producers of lithium: FMC, Chemetall SA and Sociedad Quimica y Minera de Chile S.A., all of which produce lithium carbonate. Only two, FMC and Chemetell, produce specialty grades of lithium. New entry into the specialty lithium markets is difficult due to the level of proprietary processes and product technology involved. The markets for specialty lithium products tend to be concentrated in more developed regions, including North America, Europe and Asia.

Industrial Chemicals

Financial Information (In millions)

Overview

Our Industrial Chemicals segment, which represents 40 percent of our 2003 consolidated revenues, has low-cost positions in high-volume inorganic chemicals including soda ash and hydrogen peroxide, complemented by high-value niche positions in specialty alkali, phosphorus and peroxygen products.

Products and Markets

Industrial Chemicals serves a diverse group of markets, from economically sensitive industrial sectors to technology-intensive specialty markets. We process and sell refined inorganic products that are sought by customers for their critical reactivity or specific functionality in markets such as paper, pulp, glass and detergents. In addition, we produce, purify and market higher-value downstream derivatives into specialized and customer-specific applications. These applications include dialysis, rocket propulsion, animal nutrition, biocides, semiconductors and even baking.

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

We mine and produce natural soda ash using proprietary, low-cost mining technologies, such as long-wall and solution mining, which, we believe, gives us the lowest cost versus other suppliers. Our two production sites in Green River, Wyoming have the capacity to produce approximately 4.9 million tons of soda ash annually, though the business over the last several years has mothballed 1.3 million tons of capacity to improve cost structure and to respond to market conditions.

Peroxygens

We produce hydrogen peroxide worldwide, with production facilities in the United States, Canada and Mexico, and in Spain and the Netherlands, through Foret, as described below. We also participate in a joint venture company in Thailand. We sell hydrogen peroxide into the pulp and paper industry, and to a lesser extent, in the electronics, chemical processing, food and textiles industries. We believe we are a leading North American producer of hydrogen peroxide due in part to our broad product line, geographically-advantaged plant locations, and our state-of-the-art processing technology. Hydrogen peroxide represents approximately 70 percent of our peroxygens sales.

Our specialty peroxygens business supplies persulfate products primarily to polymer and printed circuit board markets and peracetic acid predominately to the food industry for biocidal applications. Typically, we compete as a specialty player where we believe that we are differentiated by our strong technical expertise, unique process technology and geographic location.

Foret

Our European subsidiary, FMC Foret, S.A. (“Foret”), headquartered just outside of Barcelona, Spain, is a leader in providing chemical products to the detergent, paper, textile, tanning and chemical industries. Foret is a large and diverse operation with seven manufacturing locations in Europe. Foret has positions in phosphates, hydrogen peroxides, perborates, sulfur derivatives, silicates and zeolites. Foret’s sales efforts are focused in Southern Europe, Africa and the Middle East.

Astaris

Astaris, our 50 percent-owned unconsolidated joint venture with Solutia, is one of two large diversified phosphorus chemical suppliers in the Americas. Astaris was formed as a separate company in 2000 with headquarters in St. Louis, Missouri. Astaris’ products are used in chemical processing, baking, beverage, food processing, detergent applications and fire suppressants. Astaris has diversified its raw material inputs to use both elemental phosphorus and purified phosphoric acid (“PPA”).

In 2003, Astaris announced the approval of a restructuring plan to improve their financial performance. The restructuring, which includes the exit of the commodity sodium tripolyphosphate market, is expected to reduce fixed costs through facility shut downs and the elimination of certain low-contribution products. In addition, the restructuring is expected to result in improvement in the venture’s position in food and technical phosphates.

Industry Overview

We primarily participate in three markets: soda ash, peroxygens and phosphorus chemicals. These products are generally inorganic-based, produced from minerals or air, and are generally commodities, which, in many cases, have few cost effective substitutes. Growth is typically a function of GDP or the rate of industrialization in key export markets. Pricing tends to reflect short-term supply and demand as producers add or reduce capacity and/or demand changes.

Soda Ash

Soda ash is a highly alkaline inorganic chemical essential in the production of glass and widely used in the production of chemicals, soaps and detergents and many other products. Natural soda ash is generally produced from trona, a natural form of sodium sesquicarbonate, through mining and chemical processing. Soda ash may also be produced synthetically, but this process requires a significant amount of energy and produces large quantities of waste by-products, making it much less cost-effective than natural soda ash production.

Because of the processing cost advantages of trona and the large natural reserves of trona in the U.S., particularly in Green River, Wyoming, all U.S. soda ash production is natural. By contrast, due to a lack of trona, a large percentage of the soda ash that is manufactured in the rest of the world is produced synthetically. Other U.S. producers are OCI Chemical Corporation, Solvay S.A., The General Chemical Group Inc., and IMC Global Inc.

Approximately 40 percent of U.S. natural soda ash production will serve export markets in 2004 with approximately 25 percent of U.S. natural soda ash production exported through the American Natural Soda Ash Association (“ANSAC”). ANSAC is the foreign sales association of the significant U.S. producers of soda ash and was established in 1983 under the Webb-Pomerene Act and subsequent legislation. Since its creation, ANSAC has been successful in coordinating soda ash exports, exploiting the natural cost benefits of U.S.—produced natural soda ash and leveraging its large scale of operations to the benefit of its member companies. U.S. exports of soda ash have risen significantly over the last twenty years.

Peroxygens

Hydrogen peroxide is typically sold in aqueous solutions for use as a bleach or oxidizer. As such, it often competes with other chemicals capable of performing similar functions. Some of our specialty peroxygen derivatives (e.g., persulfates, perborates, percarbonates) also function as bleaching or oxidizing agents. Environmental regulations, regional cost differences (often due to transportation costs) and technical differences in product performance enter into the decision to use hydrogen peroxide or one of its derivatives rather than another product. Since these considerations vary by region, the consumption patterns vary in different parts of the world. Hydrogen peroxide is sold in aqueous solutions, usually 35 percent, 50 percent or 70 percent by weight.

The U.S. pulp and paper industry represents approximately 67 percent of domestic demand for hydrogen peroxide. In this market, hydrogen peroxide is used as an environmentally friendly bleaching agent to brighten chemical, mechanical and recycled pulps, as well as treat a wide range of mill pollutants in the waste stream. During the 1990s the hydrogen peroxide market became increasingly cyclical, dependent on the pulp industry, which has recently experienced a general slowdown. In addition, demand growth for hydrogen peroxide has slowed as the conversion from elemental chlorine by the U.S. pulp industry is largely complete. In recent years these trends have had a negative effect on pricing, but modest improvement in demand along with a reduction in effective capacity have resulted in slightly higher prices. The other North American hydrogen peroxide producers are Akzo Nobel, N.V., Total, SA, Degussa AG, Keminra Oyj and Solvay S.A.

Phosphorous Chemicals

Phosphorous chemicals are used in many industrial applications in a wide array of chemical compounds. Overall growth in demand for phosphorous chemicals tends to correlate with GDP. Phosphoric acid and phosphate salts (e.g., sodium phosphates, calcium phosphates, potassium phosphates) are sold into many markets including food, beverage, water treatment, automotive, metal cleaning, detergents and fire suppressants.

The basic feed for making phosphates is now produced using two processes. Most industrial applications use the cost-effective process that involves making PPA by the purification of fertilizer-grade phosphoric acid. Thermal phosphoric acid, long the industry standard, is produced from elemental phosphorus but is more costly due to energy and environmental compliance costs, and is now used mainly in limited applications. While Astaris, our phosphorus joint venture, ceased the production of elemental phosphorus in 2001, it is still produced by Monsanto in the United States, Thermphos in the Netherlands, and in several other countries, principally China.

Worldwide demand for phosphorous chemicals declined in the early 1990s as detergents containing phosphates for home-laundry use were banned in North America and parts of Europe. Over the next few years, industrial demand for phosphorous chemicals is expected to improve, driven by growing demand in the detergents and food and beverage industries in newly industrializing nations, and by the growth of food and beverage applications in the United States and Europe.

Beginning in the late 1990s, reduced demand, the shift in growth toward developing regions, and the advent of new technology resulted in a significant restructuring of the phosphorus chemicals industry as producers consolidated or exited the business.

In North America, we participate in the phosphorus chemicals business through Astaris. In Europe, we participate in this business through Foret. Both Astaris and Foret use the PPA process. Major competitors include Rhodia, S.A., Prayon Rupel, S.A. and the Potash Corporation of Saskachewan, Inc.

Source and Availability of Raw Materials

Our raw material requirements vary by business segment and include mineral-related natural resources (trona ore, lithium brines and phosphate rock), processed chemicals, seaweed, specialty wood pulp and energy sources such as oil, gas, coal and electricity. Raw materials represented approximately 30 percent of our 2003 cost of sales and services, and no one raw material represented more than 7 percent of our total raw material purchases.

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

Patents

FMC owns a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to its business. We do not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on the overall business of FMC. The duration of our patents depends on their respective jurisdictions. Their expiration dates range through 2021.

Seasonality

The seasonal nature of the crop protection market and the geographic spread of the Agricultural Products business generally produce weaker earnings in the first quarter of the year. Agricultural products sold into the northern hemisphere (North America, Europe and parts of Asia) serve seasonal agricultural markets from March through September, while markets in the southern hemisphere (Latin America and parts of the Asia Pacific region, including Australia) are served from July through February. The remainder of our businesses are generally not subject to significant seasonal fluctuations.

Competition

We have a number one or number two market position in many of our product lines, based on revenue, either globally or in North America, largely as a result of our proprietary technologies and, with respect to Industrial Chemicals, our position as a low-cost producer. The following product lines accounted for the majority of our 2003 consolidated revenue. Market positions are based on the most recently available revenue data.

Agricultural Products		Specialty Chemicals		Industrial Chemicals
Product Line	Market Position	Product Line	Market Position	Product Line	Market Position
Pyrethroids	#2 in North America	Microcrystalline cellouse		Soda ash	#1 in North America
Carbofuran	#1 globally		#1 globally	Hydrogen peroxide	#1 in North America
		Carrageenan	#1 globally	Persulfates	#1 in North America
		Alginates	#2 globally	Phosphorous	#1 in North America (1)
		Lithium specialties	#1 globally (1)	chemicals (2)

(1)	Shared.

(2)	The market position in phosphorus chemicals is held by Astaris, our 50%-owned joint venture. Its revenue is not included in our consolidated revenue.

Competitive Conditions

We encounter substantial competition in each of our three business segments. This competition is expected to continue in both the United States and markets outside of the United States. We market our products through our own sales organization and through independent distributors and sales representatives. The number of our principal competitors varies from segment to segment. In general, we compete by operating in a cost-efficient manner and by leveraging our industry experience to provide advanced technology, high product quality and reliability and quality customer and technical service.

Our Agricultural Products segment competes in the global crop protection market for insecticides and herbicides. The industry is characterized by a small number of large competitors and a large number of smaller, often regional competitors such as FMC. Industry products include crop protection chemicals and, for major competitors, genetically engineered (crop biotechnology) products. Competition from generic producers has increased as a significant number of product patents have expired in the last decade. In general, we compete as a product innovator by focusing on insecticide discovery and development and by licensing products from alliances when the products complement our product portfolio. We also differentiate ourselves by reacting quickly in key markets, establishing effective product stewardship programs, and developing strategic alliances, which strengthen market access in key countries.

With significant positions in markets that include alginate, carrageenan, microcrystalline cellulose and lithium-based products, Specialty Chemicals competes on the basis of product differentiation, customer service and price. BioPolymer competes with both direct suppliers of cellulose and seaweed extract as well as suppliers of other hydrocolloids, which may provide similar functionality in specific applications. In microcrystalline cellulose, competitors are typically smaller than FMC, while in seaweed extracts (alginates), we compete with other broad-based chemical companies. FMC and each of its two most significant competitors in lithium, extract the element from naturally occurring lithium-rich brines located in the Andes mountains of Argentina and Chile which are believed to be the world’s most significant and lowest cost sources of lithium.

Industrial Chemicals serves the alkali, peroxygens and phosphorus markets predominantly in the United States and to a lesser extent, Europe. In North America, the soda ash business competes with four domestic producers of natural soda ash, three of which operate in the vicinity of our mine and processing facility in Green River, Wyoming. Outside of North America and Europe, FMC sells soda ash through ANSAC. Internationally, our natural soda ash competes with synthetic soda ash manufactured by numerous producers, ranging from integrated multinational companies to smaller regional companies. We maintain a leading position in the North American market for hydrogen peroxide. There are currently five firms competing in the hydrogen peroxide market in North America. The primary competitive factor affecting the sales of soda ash and hydrogen peroxide is price. We seek to maintain our competitive position by employing low cost processing technology. At Foret, we possess a strong cost and market position in phosphates, perborates, peroxygens, zeolites and sulfur derivatives. In each of these markets we face significant competition from a range of multinational and regional chemical producers. We participate in the phosphorus chemicals business in the United States through the Astaris joint venture. Competition in phosphorus chemicals is based primarily on price and to a lesser degree product differentiation.

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

	Year Ended December 31,
	2003	2002	2001
	(in Millions)
Agricultural Products	$65.1	$58.8	$72.5
Specialty Chemicals	16.1	16.6	15.9
Industrial Chemicals	6.2	6.6	11.4

Total	$87.4	$82.0	$99.8

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

We have been named a potentially responsible party, or PRP, at 26 sites on the federal government’s National Priority List. In addition, we also have received notice from the EPA or other regulatory agencies that we may be a Potentially Responsible Party (“PRP”), or PRP equivalent, at other sites, including 48 sites at which we have determined that it is reasonably possible that we have an environmental liability. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a Remedial Investigation/Feasibility Study (“RI/FS”) or its equivalent at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a Record of Decision has (“ROD”) been issued.

Environmental liabilities include obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have disposed of regulated materials. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation could be made. As of December 31, 2003, our total environmental reserve (after accounting for any potential recoveries from third parties, which we estimate at $17.0 million) was $186.1 million compared to $195.7 million at December 31, 2002 (after accounting for recoveries of $27.7 million). In addition, we have estimated that reasonably possible environmental loss contingencies may exceed this reserve by as much as $75 million at December 31, 2003.

Employees

We employ approximately 5,300 people, with approximately 2,900 people in our domestic operations and 2,400 people in our foreign operations. Approximately 30 percent of our U.S.-based employees and 45 percent of our foreign-based employees are represented by collective bargaining agreements. We have successfully concluded virtually all of our recent contract negotiations without a work stoppage. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. We cannot predict, however, the outcome of future contract negotiations. In 2004, we have three collective-bargaining agreements expiring. These contracts affect approximately two percent of U.S.-based employees and 22 percent of foreign-based employees.

Securities and Exchange Commission Filings

Securities and Exchange Commission (“SEC”) filings are available free of charge on our website, www.fmc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted as soon as practicable after we furnish such materials to the SEC.

ITEM 2.    PROPERTIES

FMC leases executive offices in Philadelphia and operates 37 manufacturing facilities and mines in 19 countries. Our major research and development facility is in Princeton, New Jersey.

Trona ore, used for soda ash production in Green River, Wyoming, is mined primarily from property held under long-term leases. We own the land and mineral rights to the Salar del Hombre Muerto lithium reserves in Argentina. A number of our chemical plants require the basic raw materials, which are provided by these FMC-owned or leased mines, without which other sources would have to be obtained. With regard to our mining properties operated under long-term leases, no single lease or related group of leases is material to our businesses or to our company as a whole.

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

As of December 31, 2003, there were approximately 37,000 premises and product claims pending against FMC in several jurisdictions. To date, we have had discharged, all before trial, approximately 52,500 claims against FMC, the overwhelming majority of which have been dismissed without any payment to the plaintiff. The costs of all settlements to date have totaled approximately $4 million.

We intend to continue managing these cases in accordance with our historical experience. We have established a reserve for this litigation and believe that the outcome of these cases will not have a material adverse effect on our consolidated cash flows or financial condition.

We are party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. We believe that the disposition of these lawsuits will not, individually or in the aggregate, have a material adverse effect on our consolidated cash flows or financial condition.

See Note 1 “Principal Accounting Policies and Related Financial Information—Environmental Obligations,” Note 11 “Environmental” and Note 18 “Commitments, Guarantees and Contingent Liabilities” in notes to consolidated financial statements beginning on page 58, page 77 and page 93, respectively, included in this Form 10-K.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of FMC Corporation, the offices currently held by them, their business experience since January 1, 1999 and earlier and their ages as of March 1, 2004, are as follows:

Name	Age on 3/1/2004	Office, year of election and other information
William G. Walter	58

Chairman, Chief Executive Officer and President (01-present); Executive Vice President (00); Vice President and General Manager—Specialty Chemicals Group (97); General Manager—Alkali Chemicals Division (92); General Manager, Defense Systems International (86)

W. Kim Foster	55

Senior Vice President and Chief Financial Officer (01-present); Vice President and General Manager—Agricultural Products Group (98); Director, International, Agricultural Products Group (96); General Manager, Airport Products and Systems Division (91)

Andrea E. Utecht	55	Vice President, General Counsel and Secretary (01-present); Senior Vice President, Secretary and General Counsel, AtoFina Chemicals, Inc. (96)

Theodore H. Butz	45

Vice President and General Manager—Specialty Chemicals Group (03); General Manager, BioPolymer Division (99); General Manager, Food Ingredients Division (96); Director BioProducts and Group Development, Specialty Chemicals (95)

Milton Steele	55

Vice President and General Manager—Agricultural Products Group (01-present); International Director, Agricultural Products (99); General Manager Bio Product Division (98); General Manager, Asia Pacific (96); Area Manager, Asia Pacific (92)

D. Michael Wilson	41

Vice President and General Manager—Industrial Chemicals Group (03); General Manager Lithium Division (97); Vice President and General Manager, Technical Specialty Papers Division, Wausau Paper Corporation (96); Vice President Sales and Marketing, Rexam, Inc. (93)

Thomas C. Deas, Jr.	53

Vice President and Treasurer (01-present); Vice President, Treasurer and CFO, Applied Tech Products Corp. (98); Vice President, Treasurer and CFO, Airgas, Inc. (97); Vice President, Treasurer and CFO, Maritrans, Inc. (96); Vice President—Treasury and Assistant Treasurer, Scott Paper Company (88)

Graham R. Wood	50	Vice President, Corporate Controller (01-Present); Group Controller—Agricultural Products Group (99); Chief Financial Officer—European Region (97); Group Controller—FMC Foodtech (93)

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

FMC common stock of $0.10 par value is traded on the New York Stock Exchange, the Pacific Stock Exchange and the Chicago Stock Exchange (Symbol: FMC). There were 7,616 registered common stockholders as of December 31, 2003. The 2003 and 2002 quarterly summaries of the high and low prices of the company’s common stock are represented herein under Item 8 (see Note 20 to our consolidated financial statements included in this Form 10-K) and such summaries are incorporated into this Item 5 by reference. No cash dividends were paid in 2003, 2002 or 2001.

FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Tuesday, April 27, 2004, at the Top of the Tower, 1717 Arch Street, 50th Floor, Philadelphia, Pennsylvania 19103. Notice of the meeting, together with proxy materials, will be mailed approximately 30 days prior to the meeting to stockholders of record as of March 1, 2004.

Transfer Agent and Registrar of Stock:	National City Bank
Corporate Trust Operations
P.O. Box 92301
Cleveland, Ohio 44193-0900

ITEM 6.    SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial and other data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2003, are derived from our consolidated financial statements. The consolidated financial statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, and the independent auditor’s report thereon, are included elsewhere in this Form 10-K. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2003, the related notes, and the independent auditor’s report, which refers to the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002 and Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001, included elsewhere in this Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000(2)	1999(3)
	(in Millions, Except Per Share Data and Ratios)
Income Statement Data (1):
Revenue	$1,921.4	$1,852.9	$1,943.0	$2,050.3	$2,320.5
Costs of sales and services	1,400.5	1,359.9	1,417.3	1,469.4	1,695.6
Selling, general and administrative expenses	236.9	224.1	243.3	231.3	273.0
Research and development expenses	87.4	82.0	99.8	97.8	100.6
Gains on divestitures of businesses	—	—	—	—	(55.5)
Asset impairments	—	—	323.1	10.1	23.1
Restructuring and other charges (gains)	(5.1)	30.1	280.4	35.2	11.1

Total costs and expenses	1,719.7	1,696.1	2,363.9	1,843.8	2,047.9
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interests, interest expense, net, income taxes and cumulative effect of change in accounting principle	201.7	156.8	(420.9)	206.5	272.6
Equity in (earnings) loss of affiliates	68.6	(4.7)	(8.6)	(18.5)	(4.0)
Minority interests	2.9	3.4	2.3	4.6	5.1
Interest expense, net	92.2	71.6	58.3	61.8	76.4

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	38.0	86.5	(472.9)	158.6	195.1
Provision (benefit) for income taxes	(1.8)	17.4	(166.6)	33.0	36.4

Income (loss) from continuing operations before cumulative effect of change in accounting principle	39.8	69.1	(306.3)	125.6	158.7
Discontinued operations, net of income taxes (4)	(13.3)	(3.3)	(30.5)	(15.0)	53.9
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.9)	—	—

Net income (loss)	$26.5	$65.8	$(337.7)	$110.6	$212.6

Basic earnings (loss) per common share:
Continuing operations	$1.13	$2.06	$(9.85)	$4.13	$5.04
Discontinued operations	(0.38)	(0.10)	(0.98)	(0.49)	1.71
Cumulative effect of change in accounting principle	—	—	(0.03)	—	—

Net earnings (loss) per common share	$0.75	$1.96	$(10.86)	$3.64	$6.75

Diluted earnings (loss) per common share:
Continuing operations	$1.12	$2.01	$(9.85)	$3.97	$4.90
Discontinued operations	(0.37)	(0.09)	(0.98)	(0.47)	1.67
Cumulative effect of change in accounting principle	—	—	(0.03)	—	—

Net earnings (loss) per common share	$0.75	$1.92	$(10.86)	$3.50	$6.57

Balance Sheet Data (5):
Total assets	$2,828.8	$2,872.0	$2,477.2
Long-term debt	$1,036.4	$1,202.7	$787.0
Other Data:
Ratio of earnings to fixed charges (6)	2.0x	2.0x	—	2.7x	3.1x

(1)	In 2001 we spun off FMC Technologies, Inc. (“Technologies”). This business has been accounted for as a discontinued business. Accordingly, the consolidated statements of income for the years ended December 31, 2001, 2000 and 1999 have been reclassified to reflect Technologies as a discontinued operation.

(2)	Effective April 1, 2000, we and Solutia Inc. formed Astaris, LLC, (“Astaris”) a joint venture that includes the North American and Brazilian phosphorus chemicals operations of both companies. We have accounted for our investment in Astaris under the equity method. Prior to the formation of Astaris, revenue from our phosphorus chemicals business was $327.0 million for the year ended December 31, 1999 and $79.2 million for the three months ended March 31, 2000.

(3)	In 1999, we completed the following transactions relating to our Specialty Chemicals segment: (i) sold our Bioproducts business which had 1999 revenue of $13.3 million; (ii) sold our process additives business which had 1999 revenue of $98.5 million; and acquired the assets of Pronova Biopolymer AS. Additionally, in 1999 we acquired the assets of Tg Soda Ash, Inc. which are now included in our Industrial Chemicals Segment.

(4)	Discontinued operations, net of income taxes includes the following items related to our discontinued businesses: gains and losses, increased estimates of our liabilities for general liability, workers’ compensation, postretirement benefit obligations, legal defense, property maintenance and other costs, losses for the settlement of litigation and increases in environmental reserves.

(5)	Balance sheet data is not presented for periods prior to December 31, 2001 because these balance sheets would not be comparable due to the spin-off of Technologies that became effective on December 31, 2001.

(6)	In calculating this ratio, earnings consist of income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle less minority interests, less interest expense, net, less amortization expense related to debt discounts, fees and expenses, less amortization of capitalized interest, less interest included in rental expenses (assumed to be one third of rent) and plus undistributed (earnings) loss of affiliates. Fixed charges consists of interest expense, net, amortization of debt discounts, fees and expenses, interest capitalized as part of fixed assets and interest included in rental expenses. For the year ended December 31, 2001 earnings did not cover fixed charges with deficiencies of $331.4 million. The ratio of earnings to fixed charges would have been a negative 5.4x at December 31, 2001.

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

In some cases, we have identified forward-looking statements by such words or phrases as “will likely result,” “is confident that,” “expect,” “expects,” “should,” “could,” “may,” “will continue to,” “believe,” “believes,” “anticipates,” “predicts,” “forecasts,” “estimates,” “projects,” “potential,” “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words and phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying forward-looking information that could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Such forward-looking statements include, among other things, statements about the following:

•	The projected 2004 increase in revenue in our Specialty Chemicals and Industrial Chemicals segments as well as flat sales performance in the Agricultural Products segment;

•	That the Astaris joint venture’s 2003 restructuring activities will be completed in 2004 and result in approximately $40 million to $50 million of annual cost savings;

•	That, following its restructuring, Astaris will improve its position in food and technical phosphates;

•	Our remaining 2003 FMC-related restructuring reserves expected to be spent in 2004 and thereafter;

•	Our expected improvement in net income in 2004 compared with 2003 due to lower interest expense and better performance from our Astaris joint venture resulting from their restructuring efforts;

•	The ability of our Agricultural Products segment to successfully continue executing its refocusing strategy in 2004 and realize additional cost savings from efforts to streamline its supply chain;

•	The expected continued improvements in operating profit and middle single digit growth in sales for BioPolymer following its 2003 actions to reduce costs within the business and exit certain end markets;

•	That our Industrials Chemicals segment will benefit from an economic recovery;

•	The ability of Astaris to meet certain earnings levels in 2004;

•	That our expected equity contribution (so-called “keepwell” payments) to Astaris will be approximately $40 million in 2004 and that we will defer approximately $30 million of payments expected from Astaris between October 2003 and September 2005;

•	Our expected spending on environmental remediation in 2004 of $50 million and that expected reasonably possible loss contingencies may exceed amounts accrued by as much as $75.0 million;

•	That we will meet our 2002 goal of reducing debt by $300 million by 2006 through various strategies;

•	Our expected payments related to committed contracts over the next five years and beyond;

•	Our expectation that no cash dividends will be paid in 2004;

•	The outcome of outstanding litigation not having a material adverse effect on our business.

We undertake no obligation to update forward-looking statements.

RISKS

We wish to caution that the preceding list may not be all-inclusive and specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Among the factors that could have an impact on our ability to achieve operating results and meet our other goals are:

Industry Risks:

Pricing and volumes in our markets are sensitive to a number of industry specific and global issues and events including:

•	Capacity utilization—Our Industrial Chemicals businesses are sensitive to industry capacity utilization. As a result, pricing tends to fluctuate when capacity utilization changes occur within our industry.

•	Competition—All of our segments face competition, which could affect our ability to raise prices or successfully enter certain markets or retain our market position.

•	Changes in our customer base—Our customer base has the potential to change, especially when long-term supply contracts are renegotiated. Our Industrial Chemicals and Specialty Chemicals businesses are most sensitive to this risk.

•	Climatic conditions—Our Agricultural Products markets are affected by climatic conditions, which could adversely affect crop pricing and pest infestations. The nature of these events makes them difficult to predict.

•	Changing regulatory environment—Changes in the regulatory environment, particularly in the United States, could adversely impact our ability to continue selling certain products in our domestic and foreign markets.

•	Energy costs—Energy costs represent a significant portion of our manufacturing costs and dramatic increases in such costs could have an adverse affect on our results of operations.

•	Unforeseen economic and political change—Our business could be adversely affected by unforeseen economic and political changes in the international markets where we compete including: war, terrorism, civil unrest, inflation rates, recessions, trade restrictions, foreign ownership restrictions and economic embargoes imposed by the United States or any of the foreign countries in which FMC does business; change in governmental laws and regulations and the level of enforcement of these laws and regulations; other governmental actions; and other external factors over which we have no control.

•	Litigation and environmental risks—Current reserves relating to FMC’s ongoing litigation and environmental liabilities may prove inadequate.

•	Production hazards—Our facilities are subject to operating hazards, which may disrupt our business.

Technology Risks:

•	Failure to make continued improvements in our product technology and new product introductions could impede our competitive position, particularly in Agricultural Products and Specialty Chemicals.

•	Failure to continue to make process improvements to reduce costs could impede our competitive position.

Financial Risks:

•	We have certain commitments, guarantees and outstanding litigation, which could adversely affect our liquidity and financial condition including those related to Astaris, our joint venture.

•	We are an international company and therefore face foreign exchange rate risks. We are particularly sensitive to the euro and the Brazilian real. To a lesser extent, we are sensitive to Asian currencies, particularly the Japanese yen.

•	We have significant deferred income tax assets. The carrying value of these assets is dependent upon, among other things, our future performance and our ability to successfully implement our tax planning strategies.

•	We have significant investments in long-lived assets and continually review the carrying value of these assets for recoverability in light of changing market conditions and alternative product sourcing opportunities.

•	Our results incorporate the financial performance of our equity affiliates. As such, our influence, though significant, is exercised in concert with our partners; accordingly, the performance of these investments is not under our direct control.

•	Obligations related to our pension and postretirement plans reflect certain assumptions. To the extent our plans’ actual experience differs from these assumptions, our costs and funding obligations could increase or decrease significantly.

•	We have a number of agreements with our former subsidiary, Technologies, dealing with matters such as tax sharing and insurance. Under certain circumstances, we may incur liabilities under these agreements and become entitled to be indemnified by Technologies. Our ability to be indemnified will depend on the ability of Technologies to pay us.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Company

We are a diversified, global chemical company providing innovative solutions and applications to a wide variety of end markets. We operate in three business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Agricultural Products’ principal focus is on insecticides, which are used to enhance crop yield and quality by controlling a wide spectrum of pests, and on herbicides, which are used to reduce the need for manual or mechanical weeding by inhibiting or preventing weed growth. Specialty Chemicals consists of our BioPolymer and lithium businesses and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding and disintegrant use and lithium specialties for pharmaceutical synthesis and energy storage. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, peroxygens and phosphorus chemicals.

Agricultural Products

Our Agricultural Products segment manufactures and sells proprietary, branded insecticides and herbicides. We have a strong position in two widely-used classes of insecticides, pyrethroids and carbamates, and possess a niche portfolio of proprietary herbicides. These products are used for the protection of cotton, corn, rice, cereals, vegetables and other crops. In addition, in North America we sell into the professional pest control and home and garden markets. We differentiate ourselves through a highly-focused strategy in selected crops and regions, and by leveraging proprietary chemistries and pest-specific research and development (“R&D”) to develop and market new insecticides and new applications of our existing products. We have also developed strategic alliances with companies such as Ishihara Sangyo Kaisha, Ltd. (“ISK”), a Japanese crop protection company, to access new markets and develop new insecticides.

Specialty Chemicals

Our Specialty Chemicals segment is comprised of our BioPolymer and lithium businesses. BioPolymer manufactures and sells microcrystalline cellulose, carrageenan and alginates, products that add texture, structure and physical stability to a wide range of beverage, dairy, meat and bakery products and/or that act as binders and disintegrants for tablets and capsules. Our lithium business is a technology-based business in which mined lithium is processed and sold for use in a broad array of specialty products, including pharmaceuticals, specialty polymers and energy storage devices. The majority of Specialty Chemicals’ sales are to customers engaged in non-cyclical end markets, such as food and pharmaceuticals.

Industrial Chemicals

Our Industrial Chemicals segment manufactures soda ash, peroxygens and phosphorus chemicals. Through our manufacturing facility in Green River, Wyoming, we process naturally occurring soda ash, a commonly used ingredient in detergents and chemical processing and an essential ingredient in glass. We produce hydrogen peroxide, leveraging our geographically advantaged plant locations throughout North America to reach our customers. We also market specialty grades of hydrogen peroxide and specialty peroxygens to the electronics, polymers and food processing industries. Our European subsidiary, FMC Foret, S.A. (“Foret”), leverages its low production costs and strong brand name to manufacture and sell phosphorus chemicals, peroxygens, sulfur derivatives, silicates, zeolites and other products in Europe, Africa and the Middle East. We are also a 50 percent owner with Solutia Inc. (“Solutia”) of Astaris LLC (“Astaris”), a North American producer of phosphorus chemicals used in a wide array of markets, including the detergent, food, agricultural and industrial markets. We account for Astaris as an equity investment. The majority of Industrial Chemicals’ sales are to customers engaged in relatively cyclical end markets.

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

We believe that the spin-off of Technologies has allowed us to focus our efforts in the chemical industry through improved customer orientation, increased innovation and overall growth in certain businesses. In an effort to align our business with our future growth plans, we took various strategic measures in 2003, 2002 and 2001, including the restructuring of businesses, reduction of staff, plant shut downs, plant mothballing and the impairment of certain underperforming assets. We believe these steps have increased our financial flexibility, particularly as operating conditions change.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of asset, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in this Form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed with the Audit Committee those accounting policies that we have deemed critical. These policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.

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

Estimated obligations to remediate sites that involve oversight by the EPA, or similar government agencies, are generally accrued no later than when a ROD, or equivalent, is issued, or upon completion of a RI/FS that is accepted by us and the appropriate government agency or agencies. Estimates are reviewed quarterly by our environmental remediation management, as well as by financial and legal management and, if necessary, adjusted as additional information becomes available. The estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods, and other actions by or against governmental agencies or private parties.

Our environmental liabilities for continuing and discontinued operations are principally for costs associated with the remediation and/or study of sites at which we are alleged to have disposed of hazardous substances. Such costs principally include, among other items, RI/FS, site remediation, costs of operation and maintenance of the remediation plan, fees to outside law firms and consultants for work related to the environmental effort, and future monitoring costs. Estimated site liabilities are determined based upon existing remediation laws and technologies, specific site consultants’ engineering studies or by extrapolating experience with environmental issues at comparable sites.

Provisions for environmental costs are reflected in income, net of probable and estimable recoveries from named PRPs or other third parties. Such provisions incorporate inflation and are not discounted to their present values.

In calculating and evaluating the adequacy of our environmental reserves, we have taken into account the joint and several liability imposed by CERCLA and the analogous state laws on all PRPs and have considered the identity and financial condition of each of the other PRPs at each site to the extent possible. We have also considered the identity and financial condition of other third parties from whom recovery is anticipated, as well as the status of our claims against such parties. Although we are unable to forecast the ultimate contributions of PRPs and other third parties with absolute certainty, the degree of uncertainty with respect to each party is taken into account when determining the environmental reserve by adjusting the reserve to reflect the facts and circumstances on a site-by-site basis. Our liability includes management’s best estimate of the costs expected to be paid before the consideration of any potential recoveries from third parties. We believe that any recorded recoveries related to PRPs are realizable in all material respects. We have recorded recoveries representing probable realization of claims against insurance companies, U.S. government agencies and other third parties, of $17.0 million and $27.7 million, respectively, at December 31, 2003 and 2002. These recoveries are recorded as an offset to “Environmental liabilities, continuing and discontinued.” Cash recoveries for the years 2003, 2002 and 2001 were $10.7 million, $16.2 million and $12.5 million, respectively. In addition, at December 31, 2003 we have estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $75.0 million. We recorded total environmental provisions related to both operating and discontinued sites of $24.9 million, $10.2 million and $68.8 million in 2003, 2002 and 2001, respectively.

Impairments and valuation of long-lived assets

Our long-lived assets include property, plant and equipment and long-term investments, goodwill and intangible assets. We test for impairment whenever events or circumstances indicate that the net book value of these assets may not be recoverable from the estimated undiscounted expected future cash flows expected to result from their use and eventual disposition. In cases where the estimated undiscounted expected future cash flows are less than net book value, an impairment loss is recognized equal to the amount by which the net book value exceeds the estimated fair value of assets, which is based on discounted cash flows at the lowest level determinable. The estimated cash flows reflect our assumptions about selling prices, volumes, costs and market conditions over a reasonable period of time. We recognized $323.1 million in asset impairments in 2001 related to our Industrial Chemicals segment. No such impairments were recognized in either 2002 or 2003.

We prepare an annual impairment test of goodwill and intangible assets based on estimated discounted cash flows. The assumptions used to estimate fair value include our best estimate of future growth rates, discount rates and market conditions over a reasonable period. We performed this test in 2003 and determined that no impairment charge was required. Total goodwill as of December 31, 2003 and 2002 was $156.3 million and $129.7 million, respectively and is related to our Specialty Chemicals segment. The change in goodwill is due to the effects of currency exchange.

Depreciation for financial reporting is reported on a straight-line basis over the estimated useful lives of the fixed asset. Estimated useful lives are based on historical useful-life trends as well as common industry practice. Useful lives are as follows: 20 years—land improvements, 20 to 50 years—buildings (depending on location and use), 3 to 18 years machinery and equipment (depending on type and use). Depreciation expense totaled $112.5 million, $105.2 million and $112.2 million in 2003, 2002 and 2001, respectively.

Pensions and other postretirement benefits

We provide qualified and nonqualified defined benefit and defined contribution pension plans, as well as postretirement health care and life insurance benefit plans to our employees. The costs (or benefits) and obligations related to these benefits reflect key assumptions related to general economic conditions, including interest (discount) rates, healthcare cost trend rates, expected rates of return on plan assets and the rates of compensation increases for employees. The costs (or benefits) and obligations for these benefit programs are also affected by other assumptions, such as average retirement age, mortality, employee turnover, and plan participation. To the extent our plans’ actual experience, as influenced by changing economic and financial market conditions or by changes to our own plans’ demographics, differs from these assumptions, the costs and obligations for providing these benefits, as well as the plans’ funding requirements, could increase or decrease. When actual results differ from our assumptions, the difference is typically recognized over future periods. In addition, the unrealized gains and losses related to our pension and postretirement benefit obligations may also affect periodic benefit costs in future periods.

We use certain calculated values of assets under methods both to estimate the expected rate of return on assets component of pension cost and to calculate our plans’ funding requirements. The expected rate of return on plan assets is based on a market-related value of assets that recognizes investment gains and losses over a five-year period. We use an actuarial value of assets to determine our plans’ funding requirements. The actuarial value of assets must be within a certain range, high or low, of the actual market value of assets, and is adjusted accordingly.

We recorded $7.7 million, $4.9 million and $4.0 million of pension and other postretirement benefit cost in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, $97.7 million and $106.6 million, respectively, was recorded for pension and other postretirement benefit obligations. The recorded amounts for pension benefit obligations include additional minimum pension liabilities of $43.2 million and $84.8 million at December 31, 2003 and 2002, respectively, which were recorded in the accumulated other comprehensive income section in stockholders’ equity.

We made voluntary cash contributions to our U.S. qualified pension plan of $7.0 million and $2.8 million, respectively, for 2003 and 2002. In addition, we paid nonqualified pension benefits from company assets of $2.4 million and $4.1 million, for 2003 and 2002, respectively. We paid postretirement benefits, net of participant contributions, of $6.6 million and $7.5 million for 2003 and 2002, respectively. Our estimated cash contributions for 2004 include approximately $4 million in nonqualified pension benefits, approximately $7 million in postretirement benefits, and we are considering making voluntary cash contributions to our U.S. qualified pension plan of approximately $8 million.

We select the discount rate used to calculate pension and other postretirement obligations based on a review of high-quality corporate bonds (with particular focus on the Moody’s Investors Service, Inc. (“Moody’s”) Aa-rated Corporate and Industrial bond indices) towards the end of each respective year. Bonds in these indices have remaining maturities of at least 20 years and the indices are constructed to have an average remaining maturity of approximately 30 years. We selected a discount rate of 6.25 percent at December 31, 2003 for pension and other postretirement benefit obligations.

The expected rate of return on plan assets is viewed as a long-term, average rate of return to be earned on the assets invested or to be invested to provide for the benefits included in the projected benefit obligation. In developing the expected long-term rate of return on asset assumption for our plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on long-term real return expectations by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of 12.5 percent over the last 10 years (which is in excess of comparable market indices for the same period) as well as other factors. The current asset allocation for our plan is approximately 70 percent equities (U.S. and non-U.S.) and 30 percent fixed-income investments. Given an actively managed investment portfolio, the expected returns by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately three percent, is between nine percent and eleven percent for both U.S. and non-U.S. equities, and between five percent and seven percent for fixed-income investments, which generates a total expected portfolio return that is in line with our rate of return assumption. We continually monitor the appropriateness of this rate in light of current market conditions. For the sensitivity of our pension costs to incremental changes in this assumption see our discussion below.

The other postretirement benefit obligations and net periodic other postretirement benefit costs noted above do not reflect the effects of the Medicare, Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). Specific authoritative guidance on accounting for the subsidy included in the Medicare Act is still pending and once issued may require us to change previously reported information. We have elected to defer the accounting for the effects of the Medicare Act.

Sensitivity analysis related to key pension and postretirement benefit assumptions.    A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $47.7 million at December 31, 2003 and $47.6 million at December 31, 2002, and decreased pension and other postretirement benefit costs by $0.9 million, $1.2 million and $1.2 million for 2003, 2002 and 2001, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $52.5 million at December 31, 2003 and $50.5 million at December 31, 2002, and increased pension and other postretirement benefit net periodic benefit cost by $4.0 million, $1.0 million and $1.1 million for 2003, 2002 and 2001, respectively.

A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $3.2 million, $3.0 million and $2.9 million for 2003, 2002 and 2001, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $3.2 million, $3.0 million and $2.9 million for 2003, 2002 and 2001, respectively.

Further details on our pension and other postretirement benefit obligations and net periodic benefit costs are found in Note 12 to our consolidated financial statements.

Income taxes

We have recorded a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for this allowance, we have considered a number of factors including future taxable income, the jurisdictions in which such income is earned and our ongoing tax planning strategies. In the event that we determined that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Similarly, should we conclude that we would be able to realize certain deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. At December 31, 2003 and 2002, the valuation allowance was $39.0 million and $22.4 million, respectively.

Results of Operations—2003, 2002 and 2001

Overview

All results discussed in this analysis address the continuing results of our chemical businesses. The results of Technologies, which was spun-off on December 31, 2001, have been reclassified to discontinued operations within our consolidated statement of income for the year ended December 31, 2001 and consolidated statement of cash flows for the year ended December 31, 2001. (See “The Reorganization of Our Company” for an overview of our spin-off of Technologies.)

	Year Ended December 31,
	2003		2002		2001
		Per Share (Diluted)		Per Share (Diluted)		Per Share (Basic) (1)

	(In Millions, Except Per Share Data)
Consolidated Revenue	$1,921.4		$1,852.9		$1,943.0

Net income (loss)	$26.5	$0.75	$65.8	$1.92	$(337.7)	$(10.86)

Net income included the following after-tax charges:
Restructuring and other charges (gains)	$(4.8)	$(0.13)	$18.4	$0.54	$172.1	$5.53
Astaris restructuring (2)	32.5	0.91	—	—	—	—
Asset impairments	—	—	—	—	233.8	7.52
Discontinued operations	13.3	0.37	3.3	0.09	30.5	0.98
Cumulative effect of change in accounting principle	—	—	—	—	0.9	0.03

Total after-tax charges included in net income (loss)	$41.0	$1.15	$21.7	$0.63	$437.3	$14.06

(1)	In 2001, we did not use the diluted average shares outstanding, as they would be anti-dilutive. We used basic average shares outstanding for this table.

(2)	Our share of charges recorded by Astaris, the phosphorous joint venture is included in “Equity in (earnings) loss of affiliates.”

See “Segment Results” for a detailed discussion of events affecting our results for 2003, 2002 and 2001.

Results of Operations—2003 compared to 2002

In the following discussion, “year” refers to the year ending December 31, 2003 and “prior year” refers to the year ending December 31, 2002. All comparisons are between these periods unless otherwise noted.

Revenue for the year ended December 31, 2003 was $1,921.4 million up 4 percent compared with $1,852.9 million in the prior year. This increase was due to a stronger Euro, growth in Specialty Chemicals sales in the pharmaceutical market and increased Agricultural Products sales in Latin America and Europe.

Restructuring and other charges (gains) totaled $(5.1) million ($(4.8) million after tax) in 2003 compared with $30.1 million ($18.4 million after tax) in 2002.

The before tax gain of $5.1 million we recorded in 2003 was the result of a gain on the sale of an office building in Foret, our Spanish subsidiary, offset by charges in all segments. The gain on the building was $11.9 million, net of related costs, including severance. Severance costs were recorded in Industrial Chemicals and in both our Agricultural Products and Specialty Chemicals segments. Total 2003 severance charges, including amounts recorded at Foret, were $5.7 million and related to approximately 80 people most of whom separated from FMC in late 2003. The remaining charges in the year included non-cash charges totaling $2.8 million primarily for the abandonment of an asset in the Specialty Chemicals segment, offset by the reversal of certain workforce related and facility shutdown reserves in Corporate (as shown in the table in Note 6 to our consolidated financial statements in this Form 10-K) resulting from our ability to meet certain obligations on more favorable terms than expected when the reserves were established. The remaining other charges of $2.2 million, were related to environmental costs at operating sites, largely in our Industrial Chemicals segment.

In 2002, restructuring and other charges of $30.1 million, before tax, consisted of charges related to each of our segments. The details, by segment, are discussed below.

In an effort to mitigate the effects of the continued economic weakness in the markets served by our Industrial Chemicals business we undertook several cost saving initiatives that resulted in $12.4 million of restructuring charges. Included in this amount was a $5.7 million restructuring charge for the mothballing of the basic production line at our hydrogen peroxide facility in Spring Hill, West Virginia. We also mothballed our Granger facility, in Green River, Wyoming resulting in a $3.4 million restructuring charge. The majority of this charge was for facility shutdown activities and severance, all of which occurred in 2002. In addition we recorded a $3.3 million restructuring charge for costs related to reorganization efforts to reduce costs in our U.S. phosphorus chemicals business, alkali, peroxygens and at Foret. There were 150 severances related to these restructurings, all of which occurred in 2002.

In Agricultural Products we incurred $4.7 million of restructuring charges in 2002 of which $3.7 million related to the idling and reorganization of our sulfentrazone plant in Baltimore in connection with our new herbicides strategy (See “Segment Results—2002 compared to 2001”). A $1.0 million restructuring charge was recorded for reorganization costs to implement a new distribution strategy in Europe, which allows us to rely on certain strategic alliances to further penetrate and expand our European markets. Of the 108 severances related to these restructurings 57 occurred in 2002.

We recorded $1.3 million of restructuring charges in our Specialty Chemicals segment in 2002 in an effort to realign product divisions within BioPolymer, both domestically and internationally. The majority of these costs resulted from the severance of 24 people, which occurred in the first half of 2003.

Reorganization costs of $3.0 million and other charges of $8.7 million were also recorded in 2002. These charges are discussed in Note 6 to our consolidated financial statements included in this Form 10-K. Also, of the $30.1 million of restructuring charges recorded in 2002 $11.9 million was spent in 2002.

Equity in (earnings) loss of affiliates was a loss of $68.6 million in 2003 versus earnings of $4.7 million in 2002. The loss in 2003 included charges totaling $53.3 million related to the previously announced restructuring program at Astaris, LLP (“Astaris”) our 50/50 joint venture. Weaker affiliate earnings were primarily the result of the absence of a power resale contract, which had a prior year pre-tax benefit of approximately $12 million and decreases in selling prices resulting from competitive pressure. (See Note 4 to our consolidated financial statements in this Form 10-K for further details.)

Interest expense, net increased by 29 percent to $92.2 million in 2003 compared to $71.6 million in 2002 reflecting higher interest costs in 2003 from our refinancing in the fourth quarter of 2002. (See Note 10 to our consolidated financial statements in this Form 10-K for further details on our refinancing and related 2003 amendment.)

Provisions (benefit) for income taxes were a benefit of $1.8 million in 2003 compared with a provision of $17.4 million for 2002 reflecting tax rates of (4.7)% and 20.1%, respectively. The tax rate in 2003 was affected by a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn outside of the U.S. is typically taxed at rates lower than income earned domestically. In addition, dividends received from our foreign operations and a change in the valuation allowance, further contributed to the change in the provision (benefit) for income taxes from 2002 to 2003. In 2002, the tax rate resulted primarily from the effect of depletion and differing foreign tax rates. (See Note 9 to our consolidated financial statements in this Form 10-K for further details.)

Discontinued operations.    We recorded after-tax charges of $13.3 million and $3.3 million in 2003 and 2002, respectively, for environmental remediation costs at sites of discontinued businesses for which we are responsible for environmental compliance. (See “Discontinued Operations” Note 3 to our consolidated financial statements included in this Form 10-K for further details.)

Net income decreased to $26.5 million in 2003 compared with $65.8 million in 2002 reflecting increased interest expense, net, and lower earnings from our Industrial Chemicals segment somewhat offset by higher earnings in our other segments. In addition, net income for 2003 included restructuring and other charges (gains), Astaris restructuring and charges in our discontinued operations totaling $41.0 million after-tax or $1.15 per share on a diluted basis. As noted in the table under “Overview” above, these charges related primarily to restructuring programs, particularly at our Astaris affiliate, reported in “Equity in (earnings) loss of affiliates”, but also included a gain on the sale of an office building and an after-tax environmental charge to discontinued operations of $13.3 million. Prior year net income included after-tax restructuring and other charges of $18.4 million also related to primarily to restructuring in Industrial Chemicals, and an after-tax environmental charge to discontinued operations of $3.3 million.

We expect net income to improve in 2004 compared to 2003 mostly through improvement in Industrial Chemicals particularly due to better performance from Astaris as a result of their restructuring efforts, continued growth in Specialty Chemicals and lower interest expense.

Other Financial Data

Capital expenditures totaled $87.0 million in 2003 compared with $83.9 million in 2002.

The following are line items from our segment profit and loss statement used to reconcile segment operating profit to consolidated income from continuing operations before income taxes and the cumulative effect of a change in accounting principle (see Note 19 to our consolidated financial statements included in this Form 10-K).

Corporate expenses increased to $37.3 million from $35.6 million in 2002 primarily due to higher insurance costs.

Other income and expense, net is comprised primarily of realized foreign currency gains and losses, LIFO inventory adjustments and pension income or expense. Net other income was $4.3 million higher than the 2002 loss of $0.4 million. This variance is largely attributable to a LIFO adjustment and the impact of foreign currency.

Segment Results 2003 compared to 2002

Segment operating profit is presented before taxes, asset impairments, restructuring and other charges (gains), interest expense, net and other income and expense, net. Information about how each of these items relates to our businesses at the segment level and results by segment are discussed below and in Note 19 to our consolidated financial statements included in this Form 10-K.

Agricultural Products

	Year Ended December 31,		Increase/ (Decrease)
	2003	2002	$	%
	(in Millions)
Revenue	$640.1	$615.1	$25.0	4%
Operating Profit	82.0	69.5	12.5	18

The increase in sales was driven by growth in all regions, except North America, and was largely achieved in the fourth quarter of the year. Latin America and Europe showed the most significant growth as the year closed. Sales in Latin America, particularly Brazil, were driven by improved market conditions, and higher sales of proprietary herbicides and insecticides used on such crops as cotton and sugar cane. Stronger European sales resulted from a number of factors, including a stronger euro, new approved uses for propriety herbicides referred to as “new labels,” and our overall efforts to focus on higher-value, proprietary products. These increases more than offset the decrease in North American insecticide sales into the crop protection market due to lower-than-average pest pressures. Our professional pest control and home and garden business also saw continued growth during 2003. Because of this regional sales mix, insecticides were essentially flat for the year, while higher sales of herbicides resulted in most of the revenue increase versus 2002. For 2003, our Agricultural Products revenues are made up of 76 percent insecticides and 24 percent herbicides.

The segment earnings improvement was a result of higher sales, improved product mix related to our focus on higher-value proprietary products and lower production costs, some of which was related to our outsourcing strategy in some product lines. Also contributing to the improvement was lower selling, general and administrative expenses.

We believe that Agricultural Products will continue to successfully execute its strategies in 2004, but expect revenue growth to be essentially flat. This expectation is dependent on normal pest pressures in North America during 2004.

Specialty Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2003	2002	$	%
	(in Millions)
Revenue	$515.8	$488.2	$27.6	6%
Operating Profit	102.1	89.8	12.3	14

BioPolymer, which generated 71 percent of 2003 segment revenues, had sales increases of 4 percent while sales in our lithium business, which represents 29 percent of the segment, increased by more than 10 percent compared with 2002.

Segment sales increases were driven by U.S. and European growth in BioPolymer’s MCC products in the pharmaceuticals market, where MCC is used as a binder and disintegrant in tablets. These increases were partially offset by lower BioPolymer sales in our food business, largely as a result of lower demand in the nutritional beverage market. Also contributing were strong lithium sales in the pharmaceutical synthesis market and in the energy storage market from military demand for rechargeable batteries. In addition, the favorable impact of foreign currency translation, primarily the Euro, further contributed to the increase in revenue.

Segment earnings increased due to higher sales, favorable foreign currency translation, improved productivity and sales mix.

In 2003, responding to changes in the food business, BioPolymer took actions to reduce costs within the business and exited certain end markets. For 2004, we expect continued improvements in operating profit and middle single digit growth in sales.

Industrial Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2003	2002	$	%
	(in Millions)
Revenue	$770.6	$753.4	$17.2	2%
Operating Profit	34.0	71.6	(37.6)	(53)

Industrial Chemicals sales increased due almost entirely to Foret, our European Industrial Chemicals business, where favorable currency translation and higher peroxygen selling prices resulted in a 16 percent increase in sales compared with 2002. European prices for peroxygens were driven by higher capacity utilization levels coupled with strong demand. The increased sales at Foret were partially offset by decreased revenues in our largely North American-based Alkali and peroxygens (hydrogen peroxides and active oxidants) businesses, where sales in 2003 decreased 2 percent and 4 percent, respectively, compared with the prior year. The decrease in Alkali was largely a result of lower export prices for soda ash, Alkali’s primary product, due in part to recent capacity additions in China. Our international sales of soda ash are through the ANSAC, a foreign sales corporation. Despite successful implementation of some selling price increases, peroxygen sales decreased due to weaker North American hydrogen peroxide volumes to the pulp market. For 2003, our Industrial Chemicals segment revenue is made up of 46 percent Alkali, 34 percent Foret and 19 percent peroxygens.

Lower segment earnings in 2003 were largely the result of significantly lower affiliate earnings from Astaris and lower sales in our Alkali and domestic peroxygen businesses. Weaker affiliate earnings from Astaris were primarily the result of the absence of a power resale contract, which had a prior year pre-tax benefit of approximately $12 million, and decreases in selling prices resulting from competitive pressure.

In 2003, Astaris began a restructuring plan to improve its financial performance. The restructuring, which includes the exit of the commodity sodium tripolyphosphate (“STPP”) market, is expected to reduce fixed costs through facility and selective product rationalizations and result in improvement in the venture’s position in food and technical phosphates. The restructuring is expected to be completed over the next six months and will include four facility closures and the consolidation of operations into the remaining three Astaris sites. Our portion of Astaris’ 2003 restructuring charges, which totaled $53.3 million, before tax, were recorded in “Equity in (earnings) loss of affiliates”.

Results of Operations—2002 compared to 2001

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

Our U.S.-based phosphorus chemicals business is comprised of our 50 percent interest in Astaris and the activities of our corporate phosphorus business, which manages remediation and other environmental projects associated with the former Astaris elemental phosphorus plant in Pocatello, Idaho.

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

In addition, we recorded an impairment charge of $98.9 million related to our Specialty Chemicals segment’s lithium operations in Argentina. We established this operation, which includes a lithium mine and processing facilities, approximately six years ago in a remote area of the Andes Mountains. The entry of a South American manufacturer into this business resulted in decreased revenues. In addition, market conditions continued to be unfavorable. As a result, our lithium assets in Argentina became impaired, as the total capital invested was not expected to be recovered.

Restructuring and other charges totaled $30.1 million ($18.4 million after tax) in 2002 compared to $280.4 million ($172.1 million after tax) in 2001.

In 2002, restructuring and other charges of $30.1 million, before tax, consisted of charges related to each of our segments. The details, by segment, are discussed below.

In an effort to mitigate the effects of the continued economic weakness in the markets served by our Industrial Chemicals business we undertook several cost saving initiatives that resulted in $12.4 million of restructuring charges. Included in this amount was a $5.7 million restructuring charge for the mothballing of the basic production line at our hydrogen peroxide facility in Spring Hill, West Virginia. We also mothballed our Granger facility, in Green River, Wyoming resulting in a $3.4 million restructuring charge. The majority of this charge was for facility shutdown activities and severance, all of which occurred in 2002. In addition we recorded a $3.3 million restructuring charge for costs related to reorganization efforts to reduce costs in our U.S. phosphorus chemicals business, alkali, peroxygens and at Foret. There were 150 severances related to these restructurings, all of which occurred in 2002.

In Agricultural Products we incurred $4.7 million of restructuring charges in 2002, of which $3.7 million related to the idling and reorganization of our sulfentrazone plant in Baltimore in connection with our new herbicides strategy (See “Segment Results—2002 compared to 2001”). A $1.0 million restructuring charge was recorded for reorganization costs to implement a new distribution strategy in Europe, which allows us to rely on certain strategic alliances to further penetrate and expand our European markets. Of the 108 severances related to these restructurings 57 occurred in 2002.

We recorded $1.3 million of restructuring charges in our Specialty Chemicals segment in 2002 in an effort to realign product divisions within BioPolymer, both domestically and internationally. The majority of these costs resulted in the severance of 24 people. These severances occurred in 2003.

Reorganization costs of $3.0 million and other charges of $8.7 million were also recorded in the period. These charges are discussed in Note 6 to our consolidated financial statements included in this Form 10-K. Also, of the $30.1 million of restructuring charges recorded in 2002, $11.9 million was spent in 2002.

In 2001 a change in market conditions and the implementation of our overall corporate strategy resulted in restructuring and other charges of $280.4 million, detailed as follows:

	Gross	Recoveries		Net (3)
	(in Millions)
U.S. Phosphorus Chemicals Business:
Consent Decree obligation	$68.7	$(34.5	)(1)	$34.2
Financing commitments to Astaris				42.7
Tribal Fund				40.0
Other Phosphorus restructuring				12.0
Pocatello shutdown:
Shutdown activities	58.7	(29.6	)(2)	29.1
Remediation	54.3	(6.9	)(2)	47.4
FMC’s share of Astaris shutdown obligations				36.3

Total U.S. Phosphorus Chemicals Business				241.7
Workforce-related/facility shutdown				21.2
FMC’s reorganization				17.5

Total 2001 Restructuring and other charges				$280.4

(1)	Partial reversal of Consent Decree obligations.
(2)	Commitment from Astaris related to shutdown and remediation.
(3)	See Note 6 to our consolidated financial statements included in this Form 10-K.

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

Subsequent to the recording of these charges in the second quarter of 2001, the Astaris joint venture announced its plans, in October 2001, to cease production at the Pocatello, Idaho elemental phosphorus facility in December 2001. This decision reflected the shift in Astaris’ sourcing strategy away from production of high cost elemental phosphorus to lower cost PPA, and also reflected the availability of low-cost alternative feedstock materials, projected higher future environmental compliance costs at Pocatello and our desire to avoid additional capital spending on environmental compliance assets required under the Consent Decree. In connection with the decision to shut down Pocatello we recorded restructuring charges of $76.5 million in the fourth quarter of 2001. We spent $32.3 million and $0.9 million of these reserves in 2002 and 2001, respectively, with the remaining reserves to be spent over the next 5 to 7 years as we manage the site’s decommissioning and environmental issues. These charges included reserves for decontamination, demolition, and other shut down costs of $58.7 million; environmental remediation requirements resulting from the decision to shut down the facility of $54.3 million and our 50 percent share of costs recorded by Astaris for its obligations associated with the shutdown, or $36.3 million. Offsetting these charges was a reversal in the amount of $34.5 million representing the unspent portion of the reserve recorded in the second quarter of 2001 for required Consent Decree spending at the Pocatello site to build environmental compliance assets because the decision to shut down the site eliminated the need for further spending. We also recorded as an offset to these charges a commitment from Astaris to pay us

$36.5 million over the next 5 years, reflecting the joint venture’s obligation to contribute to our costs for the shutdown and remediation of the site. We received $3.7 million from Astaris in 2002 related to this commitment.

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

The decision to shut down Pocatello was consistent with Astaris’ plan to shift raw material supply for most products from high cost elemental phosphorus to lower cost PPA. High energy, operating and environmental costs of producing elemental phosphorus have reinforced the relative cost advantage of PPA. The decision to shut down Pocatello in the fourth quarter of 2001 has allowed us to avoid spending of $34.5 million for the remaining capital costs associated with completing the construction of environmental compliance assets and any start-up costs for this plant, which could have been significant. Further, there also had been a concern that environmental compliance costs could escalate in future years and add further costs. In addition, estimated future costs at Astaris were expected to include a need to refurbish furnaces at Pocatello in 2004 at an estimated cost of $10.0 million.

In 2001 we recorded $12.5 million of severance and other costs related to our Agricultural Products segment as a result of our strategic refocusing on key geographic markets and crops and the realignment of our R&D resources to our core strength in insecticides. The majority of the spending related to these charges occurred in 2002. These charges have resulted in savings in both selling and administrative expenses and research and development costs. The annualized savings from these restructurings were approximately $20.0 million. There were 163 severances related to these charges, the majority of which occurred in 2002.

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

Net Interest expense in 2002 was $71.6 million compared to $58.3 million in 2001. The increase in interest expense can largely be attributed to higher average debt levels and higher interest rates from our 2002 refinancing. (See “Liquidity and Capital Resources” and Note 10 to our consolidated financial statements included in this Form 10-K for further details on the refinancing and its effects on our results.)

Provision/benefit for income taxes.    We recorded an income tax provision of $17.4 million in 2002 compared to a benefit of $166.6 million in 2001 resulting in effective tax rates of 20 percent and 35 percent, respectively. The 2001 tax benefit is a direct result of the significant restructuring and other charges and impairments recorded in 2001. The differences between the effective tax rates for these periods and the statutory U.S. Federal income tax rate relate primarily to differing foreign tax rates, depletion, the impairment of certain assets, foreign sales corporation benefits and incremental state taxes.

Discontinued Operations.    We recorded a loss from discontinued operations of $5.3 million ($3.3 million after tax) in 2002 for environmental remediation costs at sites of discontinued businesses for which we are responsible for environmental compliance. (See “Environmental Obligations” below and Note 11 to our consolidated financial statements included in this Form 10-K for further details.)

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

The following are line items from our segment profit and loss statement used to reconcile segment-operating profit to consolidated income from continuing operations before income taxes and the cumulative effect of a change in accounting principle (see Note 19 to our consolidated financial statements included in this Form 10-K).

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

Segment Results—2002 compared to 2001

Agricultural Products

	Year Ended December 31,		Increase/ (Decrease)
	2002	2001	$	%
	(in Millions)
Revenue	$615.1	$653.1	$(38.0)	(6)%
Operating Profit	69.5	72.8	(3.3)	(5)

Herbicide sales decreased to $135.0 million in 2002 compared to $163.6 million in 2001 mainly due to a planned reduction in sulfentrazone sales, as we shifted our focus from soybeans to higher value crops, and poor weather conditions in North America. Insecticide sales were down slightly at $480.1 million in 2002 compared to $489.5 million in 2001 mostly due to weaker insecticide demand in Asia from drought conditions in Australia and channel inventory reductions, somewhat offset by the development of new labels and higher pest infestation levels on cotton in North America. A stronger demand and new applications in our non-agricultural markets such as turf ornamental and household pests also favorably affected sales in 2002.

Lower herbicide sales and the absence of a $20.0 million profit protection payment from E.I. du Pont de Nemours and Company (“DuPont”) were more than offset by lower selling, administrative and research costs. In 1998, we entered into an exclusive agreement with DuPont to provide them sulfentrazone in North America for use in soybeans. However, the sale of formulated products incorporating sulfentrazone did not reach expectations and the contract purchases were cancelled in 2001. Therefore, DuPont no longer has the exclusive rights to the product in North America.

Earnings also reflected Agricultural Products’ continuing strategic refocusing on key geographic markets and crops and realignment of our R&D resources to our core strengths in insecticides. Related to these refocusing efforts were restructuring charges in both 2002 and 2001. In 2002 we recorded $4.7 million of restructuring charges for the idling and reorganization of our sulfentrazone plant in Baltimore and to implement our new distribution strategy in Europe. In the fourth quarter of 2001, we recorded a $12.5 million charge to eliminate all herbicide discovery research as well to reduce our direct sales and support staff to align resources to key geographic markets and crops. Restructuring charges are not included in the results of our business segments. See Restructuring and other charges under “Results of Operations—2002 compared to 2001” for further details.

Specialty Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2002	2001	$	%
	(in Millions)
Revenue	$488.2	$472.0	$16.2	3%
Operating Profit	89.8	87.5	2.3	3

BioPolymer revenue increased to $355.2 million from $341.2 million in 2001 reflecting a stronger pharmaceutical demand for microcrystalline cellulose, for its use in binders, and steady demand for carrageenan and microcrystalline cellulose in the food ingredients market. Partially offsetting increased revenue were lower alginate sales due to weaker industrial markets and an unfavorable carrageenan mix in food ingredients. In lithium, revenue performance was $133.0 million in 2002 compared to $130.8 million in 2001. A stronger organolithium performance in the pharmaceutical and specialty polymer markets and increased demand for energy storage materials for both rechargeable and non-rechargeable batteries were offset by lower exports of lithium salts to Japan, due to a weaker economy, and the absence of a sale into the pharmaceutical markets which occurred in the fourth quarter of 2001.

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

During 2002, our BioPolymer business experienced profit pressures within the industrial markets it serves, principally with its alginate product line. As a result, in 2002 we initiated a restructuring to reduce headcount and streamline production costs. We believe that this action will further focus BioPolymer’s commercial efforts on core, high value markets, including pharmaceutical formulation, food ingredients and personal care.

Industrial Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2002	2001	$	%
	(in Millions)
Revenue	$753.4	$822.0	$(68.6)	(8)%
Operating Profit	71.6	72.6	(1.0)	(1)

Alkali revenue decreased to $368.0 million in 2002 from $402.5 million in 2001 due to lower overall volumes, lower soda ash export prices and the first quarter 2002 sale of our sodium cyanide business. A portion of the decline in soda ash revenues was attributable to the substitution by some of our industrial customers of caustic soda for soda ash, which occurs when caustic prices decline substantially as they did in the first quarter of 2002. Furthermore, we experienced lower international sales volumes through ANSAC. Foret saw a decrease in revenue to $222.5 million in 2002 compared to $243.8 million in 2001, reflecting lower phosphate sales, due in part to the loss of a major European detergent customer and generally lower volumes and lower prices throughout its product lines. Somewhat offsetting decreased revenue at Foret was the favorable translation effect of a stronger euro. Peroxygens revenue decreased to $162.9 million in 2002 from $175.7 million in 2001 due to generally lower selling prices and lower persulfate volumes, reflecting a depressed printed circuit board market. Increased hydrogen peroxide volumes in non-pulp markets along with stronger sales into the pulp markets in the second half of 2002, somewhat offset lower average selling prices and lower persulfate volumes.

Overall earnings levels of $71.6 million in 2002 compared to $72.6 in the prior year. Relatively flat earnings on lower sales reflected lower material costs, significant cost savings from our 2002 and 2001 restructuring efforts and lower operating costs related to reduced environmental compliance spending at Pocatello.

Reacting to market weakness in Industrial Chemicals in 2002 we recorded restructuring charges of $12.4 million to improve our cost position through reorganization changes and mothballing significant parts of our Granger caustic facility and Spring Hill, West Virginia hydrogen peroxide facility. During 2001 we recorded significant charges to impair and subsequently restructure our U.S.-based phosphorus chemicals business. Total charges for 2001 included an impairment charge of $224.2 million and restructuring and other charges of $247.9 million. Segment earnings do not include these charges. Asset impairments and restructuring and other charges are not included in our business segment results. See “Asset Impairments” and “Restructuring and other charges” above and Notes 5 and 6 to our consolidated financial statements included in this Form 10-K.

The restructuring of our U.S.-based phosphorus chemicals business in late 2001 has allowed us to continue to improve our cost structure and competitive position as we move away from the production and sourcing of elemental phosphorus. Our U.S.-based phosphorus chemicals business’s cost position has improved as its PPA sourcing has increased. The shutdown of Pocatello also allowed FMC to eliminate capital spending on the environmental projects in 2002 and avoid significant start-up and certain on-going operating costs for environmental compliance issues at the site. The restructuring activities in 2002 should improve our cost and competitive position in hydrogen peroxide from the mothballing at Spring Hill.

Lower joint venture earnings at Astaris and lower volumes and price throughout the segment offset the cost savings from our restructuring activities. Lower earnings from Astaris were due to a 8 percent decrease in sales to $445.7 million in 2002 from $486.2 million in the prior year. A decreased benefit from the former power resale contract with Idaho Power and higher than expected startup costs at Astaris’ PPA plant were somewhat offset by lower sourcing costs. The total resale power benefit to Astaris in 2002 was approximately $12 million compared to approximately $34 million in 2001. This benefit did not continue in 2003.

Recently adopted accounting standards

In December 2003 the SEC issued Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB No. 104”) effective December 17, 2003. SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of SABs to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations related to revenue recognition. We believe our revenue recognition policies are in compliance with SAB 104.

In December of 2003 we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”) as amended. This standard retains the existing disclosures and requires additional disclosures to provide more detail about pension plan assets, benefit obligations, cash flows, benefit costs and related information. We have included the required disclosure in Note 12 in this Form 10-K.

In May 2003, FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”) which provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 effective July 1, 2003 did not have an effect on our results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The adoption of SFAS No. 149 effective July 1, 2003 did not have an effect on our results of operations or financial condition.

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

We adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”), as amended, on January 1, 2003. This standard addresses the accounting and reporting for costs of so-called “exit activities” (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. We applied the provisions of SFAS No. 146 and other relevant accounting guidance to the restructuring activities recorded in 2003. The effect of the standard largely related to the timing of liability recognition during the year.

In 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An amendment of FASB Statement No. 123” (“SFAS No. 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the disclosure requirements of SFAS No. 148 but have determined that we will not make the voluntary change to the fair value based method of accounting for stock-based employee compensation.

In 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) as amended by FASB Staff Positions (“FSPs”) FIN 45-1 and FIN 45-2. FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We have included the required disclosure in Notes 16 and 18 in this Form 10-K.

In 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 14, and Technical Corrections.” The Statement rescinds or amends a number of existing authoritative pronouncements to make various technical corrections, clarify definitions, or describe their applicability under changed conditions. In 2002, with the retirement of our Meridian Gold debentures, we elected to adopt SFAS No. 145 early and recorded a $3.1 million loss ($1.9 million after-tax) in 2002 related to the early retirement of these debentures in selling, general and administrative expenses in accordance with the Statement.

On January 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” For further discussion of the effect of this recently adopted standard see “Goodwill and intangible assets” above.

On January 1, 2001, we implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138 (collectively, the “Statement”). The Statement requires recognition of all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in other comprehensive income, depending on the type of hedging transaction and whether a derivative is designated as an effective hedge.

New Accounting Standards

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” we have elected to defer recognition of the effects of the Medicare Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46R”). During July 2003, the FASB issued several FSPs that have amended the original provisions of the Interpretation. In December 2003, the FASB revised FIN 46 which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation establishes standards under which a variable interest entity should be consolidated by the primary beneficiary. This standard is not expected to have a significant effect on our financial condition or results of operations.

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

When issues arise, including notices from the EPA or other government agencies identifying our company as a PRP, our environmental remediation management assesses and manages the issues. When necessary, we use multifunctional teams composed of environmental, legal, financial, and communications personnel to ensure that our actions are consistent with our responsibilities to the environment and public health, as well as to our employees and shareholders.

We provided environmental provisions totaling $24.9 million in 2003, of which $2.2 million related to operating sites and $22.7 million related to discontinued sites. We provided environmental provisions totaling $10.2 million in 2002. This included charges related to environmental sites of discontinued businesses and continuing operating sites. In 2001 we provided $68.8 million of environmental provisions related to operating and discontinued sites, of which $47.4 million was for additional remediation related to the shutdown of Pocatello.

Additional information regarding our environmental accounting policies and environmental liabilities is included in “Application of Critical Accounting Policies” and Notes 1 and 11, respectively to our consolidated financial statements included in this Form 10-K. Information regarding environmental obligations associated with our discontinued operations is included in Note 11 to our consolidated financial statements included in this Form 10-K. Estimates of 2004 environmental spending are included in “Liquidity and Capital Resources.”

Liquidity and Capital Resources

During 2003, we paid $163.6 million, including a premium of $0.3 million, plus accrued interest, to redeem all of the outstanding 6.375 percent senior notes due September 2003 and all of the 6.53 percent series-B medium-term notes due December 2003. The redemption of the notes was largely funded from “Restricted cash,” which was $136.9 million and $274.6 million at December 31, 2003 and 2002, respectively. Restricted cash shown on the consolidated balance sheets was set aside as a part of the 2002 financing transactions (discussed below) to provide substantial cash for collateral assuring the payment of certain self-insurance obligations, environmental remediation activities, future business commitments, cash to collateralize letters of credit supporting variable-rate pollution control and industrial revenue bonds, and cash to redeem long-term debt maturing before December 31, 2003.

Among other restrictions, our Credit Facilities (which are described in detail in Note 10 to our consolidated financial statements) contain financial covenants related to leverage (measured as the ratio of adjusted earnings to debt), interest coverage (measured as the ratio of interest expense to adjusted earnings), consolidated net worth and capital spending. We were in compliance with all covenants at December 31, 2003 and December 31, 2002.

In October 2003, the Astaris affiliate began implementation of a restructuring plan and in connection with this plan, we expect to make additional payments recorded as capital contributions to Astaris of approximately $40 million in 2004 and to defer until September 2005 a total of approximately $30 million of payments anticipated from Astaris.

In December 2003, to accommodate the financial effects on us of the Astaris restructuring plan, we were successful in achieving favorable amendments in our Credit Facilities. Among these amendments were favorable changes in the maximum leverage covenant (defined as the ratio of debt to adjusted earnings) and the maintenance of net worth covenant. Along with the favorable covenant amendments, we obtained the agreement of the lenders under our Credit Facilities to reduce the applicable margin under the term loan facility by 2.25 percent per annum. We expect net interest expense in 2004 to be approximately $10 million below net interest expense in 2003 primarily from lower rates for borrowings under the term loan facility, lower outstanding total debt, and lower average cash balances.

Under our Credit Facilities we had term loan facility borrowings of $247.5 million and $250.0 million at December 31, 2003 and 2002, respectively. The $250.0 million revolving credit facility had no outstanding borrowings at December 31, 2003. Letters of credit outstanding under the revolving credit facility totaled $2.6 million at December 31, 2003, which together with the lack of outstanding borrowings, resulted in $247.4 million of remaining availability. There were no outstanding letters of credit and no outstanding borrowings under the revolving credit facility at December 31, 2002.

Cash and cash equivalents, excluding restricted cash, at December 31, 2003 compared to December 31, 2002 were $57.0 million and $89.6 million, respectively. The majority of cash and cash equivalents at December 31, 2003, was held by our foreign subsidiaries. We had total debt of $1,050.2 million and $1,267.0 million at

December 31, 2003 and 2002, respectively. This included $1,033.4 million and $1,035.9 million of long-term debt (excluding current portions of $3.0 million and $166.8 million) at December 31, 2003 and 2002, respectively. Short-term debt, which consists primarily of foreign borrowings, decreased to $13.8 million at December 31, 2003 compared to $64.3 million at December 31, 2002. The $166.3 million decrease in total long-term debt at December 31, 2003 from December 31, 2002 was largely the result of the redemption and repayment of our 6.375 percent senior notes due September 2003 and 6.53 percent series-B medium-term notes due December 2003. In 2003, we paid $144.3 million, including a premium of $0.3 million, to redeem the entire outstanding balance of our 6.375 percent senior notes, plus accrued interest. In December 2003, we paid $20.0 million plus accrued interest to redeem at par all of the outstanding 6.53 percent series-B medium-term notes.

Cash provided by operating activities was $194.6 million for 2003 compared to $136.2 million for 2002 and cash required by operating activities of $52.9 million in 2001, primarily reflecting improved working capital management. Also contributing to higher cash provided by operating activities during 2003 is lower restructuring spending of $19.3 million compared to $63.8 million in 2002 and $86.5 million in 2001. Included in our operating cash activities in 2002 is $63.8 million for spending on restructuring and other activities, including $32.3 million for the shutdown of Pocatello. In 2003 the spending against restructuring reserves related to the Pocatello shutdown was $6.0 million. Spending against restructuring reserves related to the Pocatello shutdown is expected to be approximately $35 million in 2004 and is then expected to drop significantly in 2005 through its completion. Accounts payable and accrued liabilities decreased significantly in 2002 compared to 2001 reflecting lower business activity, including lower inventory, in 2002 than in 2001. Also in 2002, cash provided by operating activities improved as a result of collections of accounts receivable especially within Agricultural Products, particularly in Latin America. Because we are a global company with significant investment in the Euro-zone, the 2003 increase in the Euro versus the U.S. dollar had a significant effect on the amounts of our operating assets and liabilities as presented on the balance sheets. For better comparability, we exclude this effect in the section of the statement of cash flows entitled “change in operating assets and liabilities.”

Cash required by discontinued operations for the years ended December 31, 2003, 2002 and 2001 was $26.1 million, $29.6 million and $111.9 million, respectively. The majority of the spending for our discontinued operations is for environmental remediation on discontinued sites and post-employment benefits for former employees of discontinued businesses. Discontinued environmental spending was $21.7 million in 2003 compared to $16.8 million in 2002 and $23.3 million in 2001. Also contributing to the decline in 2003 was the absence of certain spending included in 2002 related to the spin-off of Technologies. In the first quarter of 2001 we made an $80.0 million payment for the settlement of litigation related to our discontinued defense systems business.

Cash required by investing activities was $157.8 million, $110.8 million and $169.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. The increase in 2003 reflects an increase in financing commitments to Astaris and to a lesser extent higher capital expenditures in 2003 compared to 2002. Cash contributions to Astaris were $62.8 million, $29.6 million and $31.3 million in 2003, 2002 and 2001, respectively. A planned reduction in capital spending in 2002 compared to 2001 contributed to the decline in cash required by investing activities in 2002. Additionally, 2001 included approximately $43 million for spending on environmental remediation assets at Pocatello. Pocatello was shut down in the fourth quarter of 2001, which curtailed this spending.

Cash required by financing activities for 2003 was $53.2 million compared to cash provided by financing activities of $65.8 million for 2002 and $346.7 million in 2001. In 2003, we paid $163.6 million, including a premium of $0.3 million, to redeem the entire outstanding balance of our 6.375 percent senior notes due September 2003, plus accrued interest, and to redeem at par all of the outstanding 6.53 percent series-B medium-term notes. The redemption of these notes was funded with $144.3 million of restricted cash. Also contributing to the decrease in cash provided by financing activities as compared to 2002 was the completion of an equity offering in the second quarter of 2002 resulting in net proceeds of $101.3 million, which was not repeated in 2003.

Cash provided by financing activities for 2002 of $65.8 million decreased by $280.9 million when compared to cash provided by financing activities of $346.7 million in 2001. Our 2002 financing activities included a net increase in long-term debt of $384.1 million from net proceeds of our refinancing of $595.5 million. Activity in 2002 also reflected $181.2 million paid to redeem long-term debt, a $37.8 million decrease in our vendor financing program and $65.0 million paid to terminate our accounts receivable securitization program in October 2002. This program had an outstanding balance of $79.0 million at December 31, 2001. Our long-term debt repayments in 2002 included payment of $134.9 million for scheduled maturities, the redemption of $17.1 million aggregate principal amount of our 6.375 percent senior notes due September 2003 and several other minor maturities. In 2002, we also made payments of $32.5 million to redeem all outstanding 6.75 percent exchangeable senior subordinated debentures. Financing sources included $101.3 million, net of issuance costs, from the issuance of 3.25 million shares of common stock in the second quarter of 2002, which was used to reduce outstanding borrowings under our former $240.0 million revolving credit facility, which was terminated upon the completion of our refinancing in October 2002. Our 2001 financing activities included $430.7 million from the IPO of Technologies, net of contributions to Technologies to support their operating cash needs.

2002 Financing Transactions

During 2002, we strengthened our liquidity position and obtained adequate capital resources for planned business operations by completing a series of financing transactions. In June 2002, we issued 3.25 million shares of common stock and used the net proceeds of $101.3 million to reduce amounts borrowed under our $240.0 million senior unsecured revolving credit facility. Following this offering, Moody’s lowered its rating of our long-term debt from Baa3 to Ba1. Moody’s rating of Baa3 is the tenth level from the top of its ratings scale comprised of twenty long-term debt ratings. Moody’s also lowered its rating of our short-term debt from P-3 to NP, the fourth level from the top of its five-level short-term debt ratings scale. Subsequent to these actions we ceased offerings under our commercial paper program and repaid maturities through borrowings under our $240.0 million senior unsecured revolving credit facility.

In October 2002, we completed a significant refinancing in which we issued $355.0 million aggregate principal amount of 10.25 percent senior secured notes due 2009. Simultaneously, we entered into a new $500.0 million senior secured credit agreement, which provided for a $250.0 million revolving credit facility and a $250.0 million term loan facility, and obtained a $40.0 million supplemental secured standby letter of credit facility.

Further details on the 2002 refinancing are found in Note 10 to our consolidated financial statements.

Commitments and other potential liquidity needs

Our cash needs for 2004 include operating cash requirements, capital expenditures, scheduled maturities of long-term debt, keepwell payments supporting Astaris as described below, environmental spending, and restructuring spending. We plan to meet our liquidity needs through cash generated from operations and borrowings under our $250.0 million committed revolving credit facility.

In connection with the finalization of Astaris’ external financing arrangements during the third quarter of 2000, we entered into an agreement with Astaris’ lenders under which we agreed to make payments (“keepwell payments”) sufficient to make up one-half of the shortfall in Astaris’ earnings below certain levels. Solutia, which owns the other 50 percent of Astaris, provided a parallel agreement under which it makes up the other half of any shortfall. Astaris’ earnings did not meet the agreed levels for 2003, 2002 and 2001, and we do not expect that such earnings will meet the levels agreed for 2004. We made keepwell payments of $62.8 million under this arrangement in 2003 compared to keepwell payments of $29.6 million in 2002 and $31.3 million in 2001. We expect our total keepwell payments for 2004 depending on the financial performance of Astaris to be approximately $40 million.

Astaris’ credit facility and our agreement under which we make keepwell payments incorporate financial covenants contained in our principal credit facility, and Astaris’ credit facility contains customary default provisions related to our financial condition, results, and solvency. In the fourth quarter of 2003, Astaris’ lenders agreed to accept a bank letter of credit furnished on behalf of Solutia in the amount of $67 million in exchange for a release of a security interest held by the lenders in certain of Solutia’s assets and removal of Solutia’s financial covenants and solvency as grounds for default under Astaris’ credit facility.

At December 31, 2003, Astaris’ credit facility obligations, which FMC’s and Solutia’s keepwell payments are intended to support, included outstanding borrowings of $70.9 million and letters of credit of $9.2 million, compared to $167.9 million of outstanding borrowings and $9.1 million of letters of credit at December 31, 2002.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. A significant portion of the customers’ obligations to repay us for any amounts paid under the guarantees is secured by liens on their crops. Past losses under this program have been minimal. Amounts recorded as guarantees of vendor financing for December 31, 2003 and 2002 were $44.3 million and $18.2 million at December 31, 2003 and 2002, respectively. In 2002, we also provided guarantees to financial institutions on behalf of certain Agricultural Product customers in Brazil to support their importation of third-party agricultural products. These guarantees totaled $4.5 million at December 31, 2002.

On June 30, 1999, we acquired the assets of Tg Soda Ash, Inc. from Elf Atochem North America, Inc. (“Elf Atochem”) for approximately $51.0 million in cash and a contingent payment due at year-end 2003 based on the financial performance of the combined soda ash operations between 2001 and 2003. On December 31, 2003, we made the required contingent payment in the amount of $32.4 million, subject to a 90-day review period. We do not expect this review to result in any additional material payments.

Projected 2004 spending also includes approximately $50 million of environmental remediation spending, of which approximately $20 million relates to Pocatello and $30 million relates to other operating and discontinued business sites. This spending does not include expected spending of approximately $12 million and $9 million in 2004 and 2005, respectively, on capital projects relating to environmental control facilities. Also, we expect to spend in the range of approximately $23 million to $22 million annually in 2004 and in 2005 for environmental compliance costs, which are an operating cost of the company and are not covered by established reserves.

Other commitments that could affect our liquidity include the following:

We agreed to guarantee the performance by Technologies of certain obligations under several contracts, debt instruments, and reimbursement agreements associated with letters of credit. (See Note 2 and Note 17 to the consolidated financial statements in this Form 10-K.) As of December 31, 2003, these guaranteed obligations totaled $6.8 million compared to $14.5 million at December 31, 2002.

At December 31, 2003 and 2002, there was $41.0 million principal amount outstanding of variable-rate industrial and pollution control revenue bonds supported by $43.3 million in bank letters of credit, which are fully collateralized with cash, which is a component of “restricted cash” as shown on the consolidated balance sheets of this Form 10-K.

We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries. The outstanding amounts of guaranteed debt included in “short-term debt” on our consolidated balance sheets of this Form 10-K were $13.8 million and $64.3 million, respectively, at December 31, 2003 and 2002.

Our total significant committed contracts that we believe will affect cash over the next five years and beyond are as follows:

	Expected Cash Payments by Year
Contractual Commitments	2004	2005	2006	2007	2008 & beyond	Total
	(in Millions)
Short-term debt	$13.8	—	—	—	—	$13.8
Long-term debt maturities (1)	3.0	63.3	3.4	292.5	682.5	1,044.7
Lease obligations (2)	27.5	26.4	19.5	15.8	90.7	179.9
Forward energy and foreign exchange contracts	(1.5)	(0.2)	—	—	—	(1.7)
Astaris keepwells (3)	40.0	—	—	—	—	40.0

Total	$82.8	$89.5	$22.9	$308.3	$773.2	$1,276.7

(1)	Before discounts.
(2)	Before recoveries.
(3)	Astaris keepwell payments are based on our current estimate of keepwell payments likely to be paid in 2004.

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

We paid no cash dividends in 2003 or 2002 and we do not expect to pay dividends in 2004. We paid no cash dividends in 2001 other than amounts paid in lieu of fractional shares as discussed above.

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

At December 31, 2003 our net financial instrument position of interest rate swaps and currency and energy hedges was a net asset of $1.1 million compared to a net liability of $4.7 million at December 31, 2002. The change in the net financial instrument position was due to larger unrealized gains in our energy hedges.

Commodity Price Risk

Energy costs are approximately 9 percent of our cost of sales and services and are well balanced among coal, electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at December 31, 2003 and December 31, 2002 with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in an increase of the net asset position of $9.0 million at December 31, 2003 and a decrease of $6.2 million in the net liability position of the relevant financial instruments into a net asset position at December 31, 2002. A 10 percent decrease in energy market prices would result in a decrease of $8.5 million in the net asset position into a net liability position at December 31, 2003. At December 31, 2002 a 10 percent decrease in energy market prices would have resulted in an increase of $4.3 million in the net liability position.

Foreign Currency Exchange Rate Risk

The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the euro versus the Norwegian krone, the U.S. dollar versus the Japanese yen and the U.S. dollar versus the Brazilian real. Foreign currency debt and foreign exchange forward contracts are used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows.

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2003 and December 31, 2002, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would result in an increase of $16.2 million and $12.8 million in the net liability position at December 31, 2003 and 2002, respectively. A 10 percent weakening of hedged currencies versus our functional currencies would result in a decrease of $15.6 million and $11.6 million in the net liability position into a net asset position of the relevant financial instruments at December 31, 2003 and 2002, respectively.

Interest Rate Risk

One of the strategies that we use to manage interest rate exposure is to enter into interest rate swap agreements. In the agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In the first quarter of 2003, we entered into swaps with an aggregate notional value of $100.0 million. These swaps, in which we exchange net amounts based on making payments derived from a floating-rate index and receiving payments on a fixed-rate basis, are used to hedge our 10.25 percent senior secured notes due 2009.

Interest rate swaps that meet specific conditions under SFAS No. 133 are accounted for as fair-value hedges. The net position of these interest rate swap agreements is not material at December 31, 2003. All existing fair-value hedges are 100 percent effective. As a result, there is no effect on earnings from hedge ineffectiveness.

Our debt portfolio, including interest rate swap agreements, at December 31, 2003 is composed of 62 percent fixed-rate debt and 38 percent variable-rate debt compared to 72 percent fixed-rate debt and 28 percent variable-rate debt at December 31, 2002. The variable-rate component of our debt portfolio principally consists of bank borrowings, variable-rate industrial and pollution control revenue bonds and interest rate swap agreements entered into in the first quarter of 2003 with an aggregate notional principal amount of $100.0 million. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt, including interest rate swap agreements, in our debt portfolio at December 31, 2003 and 2002, a one percentage point increase or decrease in interest rates in 2003 and 2002 would increase or decrease net income by $1.0 million and $0.7 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

(1)	Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

(2)	Consolidated Balance Sheets as of December 31, 2003 and 2002

(3)	Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

(4)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

(5)	Notes to Consolidated Financial Statements

(6)	Independent Auditors’ Report

FMC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2003	2002	2001
	(in Millions, Except Per Share Data)
Revenue	$1,921.4	$1,852.9	$1,943.0
Costs and expenses
Costs of sales and services	1,400.5	1,359.9	1,417.3
Selling, general and administrative expenses	236.9	224.1	243.3
Research and development expenses	87.4	82.0	99.8
Asset impairment (Note 5)	—	—	323.1
Restructuring and other charges (gains) (Note 6)	(5.1)	30.1	280.4

Total costs and expenses	1,719.7	1,696.1	2,363.9

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interests, interest income and expense, income taxes and cumulative effect of change in accounting principle	201.7	156.8	(420.9)
Equity in (earnings) loss of affiliates (Note 4)	68.6	(4.7)	(8.6)
Minority interests	2.9	3.4	2.3
Interest income	3.9	1.4	4.7
Interest expense	96.1	73.0	63.0

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	38.0	86.5	(472.9)
Provision (benefit) for income taxes (Note 9)	(1.8)	17.4	(166.6)
Income (loss) from continuing operations before cumulative effect of change in accounting principle	39.8	69.1	(306.3)
Discontinued operations, net of income taxes (Notes 2, 3 and 11)	(13.3)	(3.3)	(30.5)

Income (loss) before cumulative effect of change in accounting principle	26.5	65.8	(336.8)
Cumulative effect of change in accounting principle, net of income taxes (Note 1)	—	—	(0.9)

Net income (loss)	$26.5	$65.8	$(337.7)

Basic earnings (loss) per common share (Notes 1 and 15)
Continuing operations	$1.13	$2.06	$(9.85)
Discontinued operations (Notes 2, 3 and 11)	(0.38)	(0.10)	(0.98)
Cumulative effect of change in accounting principle (Note 1)	—	—	(0.03)

Net income (loss)	$0.75	$1.96	$(10.86)

Diluted earnings (loss) per common share (Notes 1 and 15)
Continuing operations	$1.12	$2.01	$(9.85)
Discontinued operations (Notes 2, 3 and 11)	(0.37)	(0.09)	(0.98)
Cumulative effect of change in accounting principle (Note 1)	—	—	(0.03)

Net income (loss)	$0.75	$1.92	$(10.86)

The accompanying notes are an integral part of the consolidated financial statements.

FMC CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(in Millions, Except Share and Par Value Data)
ASSETS
Current assets
Cash and cash equivalents	$57.0	$89.6
Restricted cash (Note 10)	136.9	274.6
Trade receivables, net of allowance of $6.9 in 2003 and $6.7 in 2002	478.2	462.2
Inventories (Notes 1 and 7)	192.6	178.8
Other current assets	112.1	112.5
Deferred income taxes (Note 9)	32.9	58.0

Total current assets	1,009.7	1,175.7
Investments (Note 4)	68.8	39.7
Property, plant and equipment, net (Note 8)	1,128.1	1,075.5
Goodwill (Note 1)	156.3	129.7
Other assets	143.7	153.5
Deferred income taxes (Note 9)	322.2	297.9

Total assets	$2,828.8	$2,872.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt (Note 10)	$13.8	$64.3
Current portion of long-term debt (Note 10)	3.0	166.8
Accounts payable, trade and other	299.5	286.5
Accrued and other liabilities	250.8	247.1
Accrued payroll	53.5	52.7
Guarantees of vendor financing (Note 18)	44.3	18.2
Accrued pension and other postretirement benefits, current (Note 12)	13.7	14.8
Income taxes	48.9	24.2

Total current liabilities	727.5	874.6
Long-term debt, less current portion (Note 10)	1,033.4	1,035.9
Accrued pension and other postretirement benefits, long-term (Note 12)	132.1	182.2
Environmental liabilities, continuing and discontinued (Note 11)	156.0	171.0
Reserve for discontinued operations (Note 3)	65.6	72.8
Other long-term liabilities	77.6	84.7
Minority interests in consolidated companies	48.3	44.8

Commitments and contingent liabilities (Note 18)

Stockholders’ equity (Notes 13, 14 and 15)
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2003 or 2002	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2003 and 2002; 43,203,561 issued shares in 2003 and 43,003,994 issued shares in 2002	4.3	4.3
Capital in excess of par value of common stock	338.8	334.1
Retained earnings	774.6	748.1
Accumulated other comprehensive loss	(21.8)	(172.9)
Treasury stock, common, at cost; 7,942,161 shares in 2003 and 7,931,951 shares in 2002	(507.6)	(507.6)

Total stockholders’ equity	588.3	406.0

Total liabilities and stockholders’ equity	$2,828.8	$2,872.0

The accompanying notes are an integral part of the consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(in Millions)
Cash provided (required) by operating activities of continuing operations:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$39.8	$69.1	$(306.3)
Adjustments to reconcile income from continuing operations before cumulative effect of change in accounting principle to cash
Depreciation and amortization (Notes 1 and 8)	124.6	118.8	131.6
Asset impairment (Note 5)	—	—	323.1
Restructuring and other charges (gains) (Note 6)	(5.1)	30.1	280.4
Equity in (earnings) loss of affiliates (Note 4)	68.6	(4.7)	(8.6)
Deferred income taxes (Note 9)	(17.3)	7.2	(200.3)
Minority interests	2.9	3.4	2.3
Other	3.7	(2.3)	10.9
Changes in operating assets and liabilities:
Trade receivables, net	4.9	69.1	(48.7)
Inventories (Note 7)	11.6	37.4	(40.9)
Other current assets and other assets	(2.7)	(23.5)	(54.8)
Accounts payable, accrued payroll, other current liabilities and other liabilities	(19.0)	(83.8)	(11.6)
Income taxes payable (Note 9)	24.7	(3.6)	(4.5)
Accrued pension and other postretirement benefits, net (Note 12)	(16.9)	(8.7)	(31.6)
Environmental spending, continuing (Note 11)	(5.9)	(8.5)	(7.4)
Restructuring and other spending (Note 6)	(19.3)	(63.8)	(86.5)

Cash provided (required) by operating activities	194.6	136.2	(52.9)

Cash required by discontinued operations:
Environmental spending, discontinued (Note 11)	(21.7)	(16.8)	(23.3)
Other discontinued reserves (Note 3)	(4.4)	(12.8)	(88.6)

Cash required by discontinued operations	(26.1)	(29.6)	(111.9)

Cash required by investing activities:
Capital expenditures	(87.0)	(83.9)	(145.6)
Financing commitments to Astaris (Notes 4, 6 and 18)	(62.8)	(29.6)	(31.3)
Tg Soda Ash, Inc., contingent payment (Note 18)	(32.4)	—	—
Proceeds from disposal of property, plant and equipment	21.2	11.4	10.3
(Increase) decrease in investments	3.2	(8.7)	(3.0)

Cash required by investing activities	(157.8)	(110.8)	(169.6)

Cash provided (required) by financing activities:
Net increase (decrease) under uncommitted credit facilities and commercial paper (Note 10)	—	(101.8)	26.0
Net increase (decrease) in other short-term debt (Note 10)	(50.5)	29.2	(8.5)
Net decrease (increase) in restricted cash (Note 10)	137.7	(274.2)	—
Increase in long-term debt (Note 10)	—	596.4	20.0
Guarantees of vendor financing (Note 18)	26.1	(37.8)	4.2
Contribution from Technologies, net (Note 2)	—	—	430.7
Repayment of long-term debt (Note 10)	(168.2)	(181.2)	(128.3)
Accounts receivable sold (Notes 1 and 17)	—	(79.0)	(34.0)
Distributions to minority partners	(3.0)	(2.8)	(3.2)
Proceeds from equity offering (Note 14)	—	101.3	—
Issuances of common stock, net (Notes 13 and 14)	4.7	15.7	39.8

Cash provided (required) by financing activities	(53.2)	65.8	346.7

Effect of exchange rate changes on cash and cash equivalents	9.9	4.6	3.8

Increase (decrease) in cash and cash equivalents	(32.6)	66.2	16.1
Cash and cash equivalents, beginning of year	89.6	23.4	7.3

Cash and cash equivalents, end of year	$57.0	$89.6	$23.4

Cash paid for taxes, net of refunds was a refund of $13.1 million and taxes paid of $13.2 million and $18.0 million in 2003, 2002 and 2001, respectively. Cash paid for interest was $97.9 million, $67.1 million and $79.1 million in 2003, 2002 and 2001, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Comprehensive Income (loss)
	(in Millions, Except Par Value)
Balance December 31, 2000	$3.9	$181.6	$1,398.9	$(272.6)	$(511.4)	$41.5

Net loss			(337.7)			(337.7)
Stock options and awards exercised (Note 13)		35.9
Net purchases of shares for benefit plan trust (Note 13)					3.8
Gain from sale of Technologies Stock (Note 2)			140.1
Equity distribution related to spin-off of Technologies (Note 2)			(509.5)	115.0
Net deferred loss on derivative contracts (Notes 1, 14 and 16)				(16.6)		(16.6)
Foreign currency translation adjustments (Notes 14 and 16)				(12.5)		(12.5)
Minimum pension liability adjustment (Note 12)				(0.1)		(0.1)

Balance December 31, 2001	3.9	217.5	691.8	(186.8)	(507.6)	$(366.9)

Net income			65.8			65.8
Stock options and awards exercised (Note 13)	0.1	15.6			(0.5)
Net purchases of shares for benefit plan trust (Note 13)			(9.5)		0.5
Final distribution related to 2001 spin-off of Technologies Equity offering (Note 14)	0.3	101.0
Net deferred gain on derivative contracts (Notes 1, 14 and 16)				13.9		13.9
Foreign currency translation adjustments (Notes 14 and 16)				47.2		47.2
Minimum pension liability adjustment (Note 12)				(47.2)		(47.2)

Balance December 31, 2002	4.3	334.1	748.1	(172.9)	(507.6)	$79.7

Net income			26.5			26.5
Stock options and awards exercised (Note 13)		4.7			(0.1)
Net purchases of shares for benefit plan trust (Note 13)					0.1
Net deferred gain on derivative contracts (Notes 1, 14 and 16)				3.0		3.0
Foreign currency translation adjustments (Notes 14 and 16)				122.4		122.4
Minimum pension liability adjustment (Note 12)				25.7		25.7

Balance December 31, 2003	$4.3	$338.8	$774.6	$(21.8)	$(507.6)	$177.6

The accompanying notes are an integral part of the consolidated financial statements.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1    PRINCIPAL ACCOUNTING POLICIES AND RELATED FINANCIAL INFORMATION

Nature of operations.    FMC Corporation (“FMC”) is a diversified chemical company serving agricultural, industrial and consumer markets globally with innovative solutions, applications and quality products. We increased our focus on the chemical industry in 2001 by spinning off our non-chemical business segments, Energy Systems and Food and Transportation Systems, into a separately owned public company, FMC Technologies, Inc. (“Technologies”) (Note 2). We operate in three business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Agricultural Products provides crop protection and pest control products for worldwide markets. Specialty Chemicals includes food ingredients that are used to enhance structure, texture and taste; pharmaceutical additives for binding and disintegrant use; and lithium specialties for pharmaceutical synthesis and energy storage. Industrial Chemicals encompasses a wide range of inorganic materials in which we possess market and technology leadership, including soda ash, phosphorus and peroxygens (hydrogen peroxide and active oxidants) in both North America and in Europe through our subsidiary, FMC Foret, S.A (“Foret”).

Consolidation.    Our consolidated financial statements include the accounts of FMC and all significant majority-owned subsidiaries and ventures. All material intercompany accounts and transactions are eliminated in consolidation.

Basis of presentation.    In 2001 we spun off a significant portion of our business into Technologies, a separately-owned public company (Note 2). The spin-off, which was completed on December 31, 2001 as a tax-free dividend, was accounted for in accordance with Accounting Principles Board Statement No. 30 (“APB 30”). The Consolidated Statements of Income and Consolidated Statements of Cash Flows for all periods presented reflect Technologies as a discontinued operation.

Interest expense.    As a result of the spin-off of Technologies we allocated interest expense, net, to discontinued operations for the year ended December 31, 2001 based on net assets in accordance with APB 30 and later relevant accounting guidance. The amount of net interest expense allocated was $6.8 million (net of an income tax benefit of $4.4 million) for 2001.

Use of estimates.    In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results are likely to differ from those estimates, but we do not believe such differences will materially affect our financial position, results of operations or cash flows.

Investments.    Investments in companies in which our ownership interest is 50 percent or less and in which we exercise significant influence over operating and financial policies are accounted for using the equity method. In addition, majority owned investments in which our control is restricted or temporary in nature are also accounted for using this method. All other investments are carried at their fair values or at cost, as appropriate.

Cash equivalents and restricted cash.    We consider investments in all liquid debt instruments with original maturities of three months or less to be cash equivalents. For restricted cash, which is discussed in Note 10, the carrying value approximates fair value.

Accounts receivable.    Through October of 2002, we sold trade receivables without recourse through our wholly owned bankruptcy-remote subsidiary, FMC Funding Corporation (FMC Funding). The subsidiary then sold the receivables to a securitization company under an accounts receivable financing facility on an ongoing

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis. The accounting for our former accounts receivable securitization program was in accordance with the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 140 (“SFAS No. 140”) “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” which we adopted in 2001. Under this standard the transfer of accounts receivable qualified as a sale as a result of our surrender of control of these financial assets, without recourse, in exchange for cash. Accordingly, we recorded a reduction of accounts receivable equal to the total amount of cash received from FMC Funding in connection with the transaction. These transactions resulted in a reduction of accounts receivable of $79.0 million at December 31, 2001. The agreement for the sale of accounts receivable provided for continuation of the program on a revolving basis through November 2002. Upon the completion of its refinancing on October 21, 2002, as discussed in Note 10, we terminated our accounts receivable securitization program.

Inventories.    Inventories are stated at the lower of cost or market value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All domestic inventories, excluding materials and supplies, are determined on a last-in, first-out (“LIFO”) basis. See Note 7.

Property, plant and equipment.    We record property, plant and equipment, including capitalized interest, at cost. Depreciation for financial reporting purposes is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements—20 years, buildings—20 to 50 years, and machinery and equipment—3 to 18 years). Gains and losses are reflected in income upon sale or retirement of assets. Expenditures that extend the useful lives of property, plant and equipment or increase productivity are capitalized. Ordinary repairs and maintenance are expensed as incurred through operating expense.

Asset impairments.    We review the recovery of the net book value of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, we recognize an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset.

Restructuring and other charges.    We continually perform strategic reviews and assess the return on our businesses. This sometimes results in a plan to restructure the operations of a business. When a plan is final we record an accrual for severance and other exit costs under the provisions of the relevant accounting guidance including SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” which we adopted on January 1, 2003.

Capitalized interest.    We capitalized interest costs of $7.6 million in 2003, $7.1 million in 2002 and $9.4 million in 2001. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.

Deferred costs and other assets.    Unamortized capitalized software costs totaling $25.7 million and $29.2 million at December 31, 2003 and 2002, respectively, are components of other assets, which also include bond discounts and other deferred charges. We capitalize the costs of internal use software in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which generally permits the capitalization of certain costs incurred to develop or obtain internal use software. We assess the recoverability of deferred software costs on an ongoing basis and record write-downs to fair value necessary. We amortize capitalized software costs over expected useful lives ranging from three to ten years.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and intangible assets.    On January 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). With the adoption of this standard, goodwill and other indefinite intangible assets (“intangibles”) are no longer subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value based test. Prior to 2002 we amortized goodwill and identifiable intangible assets (such as trademarks) on a straight-line basis over their estimated useful lives not to exceed 40 years. In 2002 we completed the transitional goodwill and indefinite life intangibles impairment tests and the annual test required by SFAS No. 142 and recorded no impairments of our goodwill and indefinite life intangibles based on these fair value tests. We test goodwill for impairment annually using the fair value criteria prescribed by SFAS No. 142. Should the net book value exceed the undiscounted expected future cash flows, we would recognize an impairment loss equal to the amount by which the net book value exceeds the fair value of assets.

We recorded no goodwill amortization in 2003 and 2002. Goodwill amortization was $2.8 million, after tax, or $0.09 per diluted share in 2001. Goodwill at December 31, 2003 and 2002 was $156.3 million and $129.7 million, respectively. Goodwill is related to an acquisition in the Specialty Chemicals segment. There are no other material indefinite life intangibles, other than goodwill in any of the years presented. The increase in goodwill in 2003 is due to currency effects.

Our definite life intangibles totaled $14.8 million and $12.1 million as of December 31, 2003 and 2002, respectively and are recorded in “other assets” in our consolidated balance sheet. At December 31, 2003 these definite life intangibles were allocated among our business segments as follows: $9.3 million in Agricultural Products, $3.4 million in Specialty Chemicals and $2.1 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, industry licenses and other intangibles and are being amortized over periods of 2 to 15 years. Amortization was not significant in the years presented.

Revenue recognition.    We recognize revenue when the earnings process is complete, which is generally upon transfer of title. This transfer typically occurs upon shipment to the customer. In all cases, we apply the following criteria in recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collection is reasonably assured. Rebates due to customers are provided in the same period that the related sales are recorded based on the contract terms. We record provisions for estimated returns and allowances at the time of the sale based on historical rates of return as a percentage of sales.

Income taxes.    We provide current income taxes on income reported for financial statement purposes adjusted for transactions that do not enter into the computation of income taxes payable and recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. We do not provide income taxes on the equity in undistributed earnings of foreign subsidiaries or affiliates when it is our intention that such earnings will remain invested in those companies. Income taxes are provided in the year in which we decide to repatriate the earnings.

Foreign currency translation.    We translate the assets and liabilities of most of our foreign operations at exchange rates in effect at the balance sheet date. The foreign operations’ income statements are translated at the monthly exchange rates for the period. For operations where the local currency is the functional currency we record translation gains and losses as a component of accumulated other comprehensive income or loss in stockholders’ equity until the foreign entity is sold or liquidated. We did not have significant operations in any highly inflationary countries during 2003, 2002 and 2001. In countries where the local currency is not the functional currency, inventories, property, plant and equipment, and other non-current assets are converted to U.S. dollars at historical exchange rates, and all gains or losses from conversion are included in net income.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The value of the U.S. dollar and other currencies in which we operate continually fluctuate. Results of operations and financial position for all the years presented have been affected by such fluctuations. We enter into certain foreign exchange contracts to mitigate the financial risk associated with this fluctuation as discussed in Note 16. These contracts typically qualify for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). See “Derivative financial instruments” below and Note 16. Net income (loss) for 2003, 2002 and 2001 included aggregate transactional foreign currency gains and losses. These net losses totaled $7.4 million, $2.2 million and $0.1 million in 2003, 2002 and 2001, respectively. Other comprehensive income or loss for 2003, 2002 and 2001 included translation gains of $122.4 million, $47.2 million and a translation loss of $12.5 million, respectively.

Derivative financial instruments.    We mitigate certain financial exposures, including currency risk and energy purchase exposures, through a controlled program of risk management that includes the use of derivative financial instruments. We enter into foreign exchange contracts, including forward and purchased option contracts, to reduce the effects of fluctuating foreign currency exchange rates.

We adopted SFAS No. 133 (as amended by SFAS No. 138) on January 1, 2001. These Statements establish accounting and reporting standards that require every derivative instrument to be recorded on the consolidated balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires the transition adjustment resulting from adopting these Statements to be reported in net income or accumulated other comprehensive income, as appropriate, as the cumulative effect of a change in accounting principle. Accordingly, we recorded the fair value of all outstanding derivative instruments as assets or liabilities on the consolidated balance sheet beginning in 2001, recording a transition loss of $0.9 million after tax to earnings and a gain of $16.4 million after-tax to accumulated other comprehensive income. We recorded the loss as a cumulative effect of a change in accounting principle.

In accordance with the provisions of SFAS No. 133, as amended, we recognize all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we generally designate the derivative as a hedge of a forecasted transaction (cash flow hedge) or of the variability of cash flows to be received or paid related to a recognized asset or liability. We record in accumulated other comprehensive income or loss changes in the fair value of derivatives that are designated as and meet all the required criteria for a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. We record immediately in earnings changes in the fair value of derivatives that are not designated as hedges.

We formally document all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes relating all derivatives that are designated cash flow hedges to specific forecasted transactions. We also formally assess, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively. The gains and losses we recorded for the ineffective portion of its cash flow hedges were not significant in 2003, 2002 and 2001.

In the Consolidated Statements of Cash Flows, we report the cash flows from hedging contract settlements in the same categories as the cash flows from the transactions being hedged.

Treasury stock.    We discontinued our stock repurchases, except as needed to administer our employee benefit plans. We record the shares of common stock repurchased under our stock repurchase plans at cost as treasury stock, resulting in a reduction of stockholders’ equity in the Consolidated Balance Sheets. When the treasury shares are reissued under our employee benefit plans, we use a first-in, first-out (“FIFO”) method for

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determining cost. The difference between the cost of the shares and the reissuance price is added to or deducted from capital in excess of par value of common stock.

Earnings or loss per common share (“EPS”).    We compute basic EPS by dividing net income by the weighted average number of shares of common stock outstanding during the year. We compute diluted EPS by dividing net income or loss by the weighted average number of shares of common stock outstanding during the year plus the weighted average number of additional common shares that would have been outstanding during the year if potentially dilutive common shares had been issued under our stock compensation plans. In periods such as 2001, when we recorded a net loss from continuing operations, we used basic shares outstanding to compute both basic and diluted EPS, as the use of diluted shares would have been anti-dilutive. We used the following weighted average numbers of shares outstanding to calculate our annual EPS:

	Year Ended December 31,
	2003	2002	2001
	(in Thousands)
Basic	35,193	33,468	31,052
Diluted	35,591	34,343	31,052

Segment information.    We determined our reportable segments based on our strategic business units, the commonalities among the products and services within each segment and the manner in which we review and evaluate operating performance.

We have identified Agricultural Products, Specialty Chemicals and Industrial Chemicals as our reportable segments. Segment disclosures are included in Note 19. Segment operating profit is defined as segment revenue less operating expenses. We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (gains), asset impairments, LIFO inventory adjustments, and other income and expense items. Information about how asset impairments, restructuring and other charges relate to our businesses at the segment level is discussed in Notes 5 and 6.

Segment assets and liabilities are those assets and liabilities that are recorded and reported by segment operations. Segment operating capital employed represents segment assets less segment liabilities. Segment assets exclude corporate and other assets, which are principally cash equivalents, LIFO reserves, deferred income tax benefits, eliminations of intercompany receivables and property and equipment not attributable to a specific segment. Segment liabilities exclude substantially all debt, income taxes, pension and other postretirement benefit liabilities, environmental reserves, restructuring reserves, deferred gains on sale and leaseback of equipment, fair value of currency contracts, intercompany eliminations, and reserves for discontinued operations.

Geographic segment revenue is based on the location of our customers. Geographic segment long-lived assets include investments, net property, plant and equipment, and other non-current assets. Geographic segment data are included in Note 19.

Stock compensation plans.    We have adopted the disclosure-only provisions of SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An amendment of FASB Statement No. 123” (“SFAS No. 148”). Accordingly, as discussed in Note 13, we have not recognized in earnings compensation cost for stock options issued under our plans.

Environmental obligations.    We provide for environmental-related obligations when they are probable and amounts can be reasonably estimated. Where the available information is sufficient to estimate the amount of

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.

Estimated obligations to remediate sites that involve oversight by the EPA, or similar government agencies, are generally accrued no later than when a ROD, or equivalent, is issued, or upon completion of a RI/FS that is accepted by us and the appropriate government agency or agencies. Estimates are reviewed quarterly by our environmental remediation management, as well as by financial and legal management and, if necessary, adjusted as additional information becomes available. The estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods, and other actions by or against governmental agencies or private parties.

Our environmental liabilities for continuing and discontinued operations are principally for costs associated with the remediation and/or study of sites at which we are alleged to have disposed of hazardous substances. Such costs principally include, among other items, RI/FS, site remediation, costs of operation and maintenance of the remediation plan, fees to outside law firms and consultants for work related to the environmental effort, and future monitoring costs. Estimated site liabilities are determined based upon existing remediation laws and technologies, specific site consultants’ engineering studies or by extrapolating experience with environmental issues at comparable sites. Total reserves of $203.1 million and $223.4 million, respectively, before recoveries, were recorded at December 31, 2003 and 2002. In addition, we believe that it is reasonably possible loss contingencies may exceed amounts accrued by as much as $75 million at December 31, 2003.

Provisions for environmental costs are reflected in income, net of probable and estimable recoveries from named PRPs or other third parties. Such provisions incorporate inflation and are not discounted to their present values.

In calculating and evaluating the adequacy of our environmental reserves, we have taken into account the joint and several liability imposed by CERCLA and the analogous state laws on all PRPs and have considered the identity and financial condition of each of the other PRPs at each site to the extent possible. We have also considered the identity and financial condition of other third parties from whom recovery is anticipated, as well as the status of our claims against such parties. Although we are unable to forecast the ultimate contributions of PRPs and other third parties with absolute certainty, the degree of uncertainty with respect to each party is taken into account when determining the environmental reserve by adjusting the reserve to reflect the facts and circumstances on a site-by-site basis. Our liability includes our best estimate of the costs expected to be paid before the consideration of any potential recoveries from third parties. We believe that any recorded recoveries related to PRPs are realizable in all material respects. Recoveries are recorded in “Environmental liabilities, continuing and discontinued.”

Recently adopted accounting standards

In December 2003 the SEC issued Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB No. 104”) effective December 17, 2003. SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of SABs to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations related to revenue recognition. We believe our revenue recognition policies are in compliance with SAB 104.

In December of 2003 we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”) as amended. This standard retains the existing disclosures and

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requires additional disclosures to provide detail about pension plan assets, benefit obligations, cash flows, benefit costs and related information. We have included the required disclosure in Note 12 in this Form 10-K.

In May 2003, FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”) which provides guidance on how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 effective July 1, 2003 did not have an effect on our results of operations or financial condition for the year ended December 31, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The adoption of SFAS No. 149 effective July 1, 2003 did not have an effect on our results of operations or financial condition.

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

We adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”), as amended, on January 1, 2003. This standard addresses the accounting and reporting for costs of so-called “exit activities” (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. We applied the provisions of SFAS No. 146 and other relevant accounting guidance to the restructuring activities recorded in 2003. The effect of the standard largely related to the timing of liability recognition during the year.

In 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—An amendment of FASB Statement No. 123” (“SFAS No. 148”). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Effective January 1, 2003, we adopted the disclosure requirements of SFAS No. 148 but have determined that we will not make the voluntary change to the fair value based method of accounting for stock-based employee compensation.

In 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) as amended by FASB Staff Positions (“FSPs”) FIN 45-1 and FIN 45-2. FIN 45 requires that the guarantor recognize, at the inception of

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantees. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We have included the required disclosure in Notes 16 and 18 in this Form 10-K.

In 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 14, and Technical Corrections.” The Statement rescinds or amends a number of existing authoritative pronouncements to make various technical corrections, clarify definitions, or describe their applicability under changed conditions. In 2002, with the retirement of our Meridian Gold debentures, we elected to adopt SFAS No. 145 early and recorded a $3.1 million loss ($1.9 million after-tax) in 2002 related to the early retirement of these debentures in selling, general and administrative expenses in accordance with the Statement.

On January 1, 2002 we adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” For further discussion of the effect of this recently adopted standard see “Goodwill and intangible assets” above.

On January 1, 2001, we implemented SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137 and SFAS No. 138 (collectively, the “Statement”). The Statement requires recognition of all derivatives in the consolidated balance sheets at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in other comprehensive income, depending on the type of hedging transaction and whether a derivative is designated as an effective hedge. (See “Derivative financial instruments” above for further details.)

New accounting standards

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” we have elected to defer recognition of the effects of the Medicare Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. The measurement date used to determine pension and other postretirement benefit measures for the pension plan and the postretirement benefit plan is December 31.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46R”). During July 2003, the FASB issued several FSPs that have amended the original provisions of the Interpretation. In December 2003, the FASB revised FIN 46 which clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Interpretation establishes standards under which a variable interest entity should be consolidated by the primary beneficiary. This standard is not expected to have a significant effect on our financial condition or results of operations.

Reclassifications.    Certain prior year amounts have been reclassified to conform to the current year’s presentation.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2    FMC’S REORGANIZATION

In October 2000, we announced we were initiating a strategic reorganization (the “reorganization” or “separation”) that ultimately would split the company into two independent publicly held companies—a chemical company and a machinery company. The remaining chemical company, which continues to operate as FMC Corporation, includes the Agricultural Products, Specialty Chemicals and Industrial Chemicals business segments. The new machinery company, Technologies, includes FMC’s former Energy Systems and Food and Transportation Systems business segments. On June 1, 2001, in accordance with the Separation and Distribution Agreement (the “Agreement”) between the two companies, FMC distributed substantially all of the net assets comprising its energy and machinery businesses to Technologies. On June 19, 2001, Technologies completed an initial public offering (“IPO”) of 17 percent of its equity through the issuance of common stock. We continued to own the remaining 83 percent of Technologies until December 31, 2001.

Subsequent to the IPO, Technologies made payments of $430.7 million to FMC, net of contributions from us, in exchange for the net assets distributed to Technologies on June 1, 2001. Under the terms of the Agreement, Technologies remitted $480.1 million to us in June 2001. The cash payment consisted of $280.9 million of proceeds from Technologies’ borrowings and $207.2 million of proceeds from Technologies’ initial public offering, less an agreed-upon sum of $8.0 million retained by Technologies to cover certain costs incurred by Technologies in conjunction with the initial public offering. The payments contributed to Technologies by us were to supplement Technologies’ operating cash needs prior to the spin-off. The payments we received were used to retire short-term and long-term debt. During the second quarter of 2001, we recognized a $140.1 million gain in stockholders’ equity on the sale of Technologies’ stock.

On November 29, 2001, FMC’s Board of Directors approved the spin-off of our remaining 83 percent ownership in Technologies through a tax-free distribution to our stockholders (“the spin off”). Effective December 31, 2001, we distributed approximately 1.72 shares of Technologies common stock for every share of FMC common stock based on the number of FMC shares outstanding on the record date, December 12, 2001. The distribution resulted in a reduction of stockholders’ equity of $509.5 million.

We recorded after tax losses from discontinued operations of $19.6 million for the year ended December 31, 2001 related to the spun-off Technologies business, including after tax interest expense of $6.8 million, which was allocated to discontinued operations in accordance with APB 30 and later relevant accounting guidance (Note 1), and an additional income tax provision of $28.8 million in 2001 related to the reorganization of FMC’s worldwide entities in anticipation of the separation of Technologies from FMC.

The total after tax costs related to the spin-off were $31.6 million at December 31, 2001, of which $15.1 million was classified as discontinued operations.

NOTE 3    DISCONTINUED OPERATIONS

Our results of discontinued operations comprised the following:

	Year Ended December 31,
	2003	2002	2001
	(in Millions)
Losses of discontinued operations of Energy Systems and Food and Transportation Systems (net of income taxes of $19.1 million)	$—	$—	$(19.6)
Provision for liabilities related to previously discontinued operations (net of income tax benefits of $8.5 million, $2.1 million, $7.1 million in 2003, 2002 and 2001, respectively)	(13.3)	(3.3)	(10.9)

Discontinued operations, net of income taxes	$(13.3)	$(3.3)	$(30.5)

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2003, we recorded an environmental charge to discontinued operations of $22.7 million ($13.8 million after tax) and an offsetting credit of $0.9 million ($0.5 million after-tax) to discontinued operations for other post-retirement workers compensation product liability and other reserves. In 2002, we recorded a charge to discontinued operations of $5.4 million ($3.3 million after tax) related to environmental obligations. See Note 11.

Effective December 31, 2001 we completed the spin-off of Technologies (Note 2). We recorded a loss from discontinued operations of $42.5 million ($30.5 million after tax). Included in this before tax amount was a loss from Technologies of $19.6 million, which included interest expense of $11.2 million, which was allocated to discontinued operations in accordance with APB 30 and later relevant accounting guidance, costs related to the spin-off and additional income tax provision related to the reorganization of FMC’s worldwide entities in anticipation of the separation of Technologies from FMC. In addition, we recorded a before tax charge of $18.0 million for updated estimates of environmental remediation costs related to our other discontinued businesses.

Reserve for Discontinued Operations.    The reserve for discontinued operations totaled $65.6 million and $72.8 million at December 31, 2003 and 2002, respectively. The liability at December 31, 2003 was comprised of $17.7 million for worker’s compensation, product liability and other reserves; $45.9 million for retiree medical and life insurance benefits provided to employees of discontinued businesses and $2.0 million of other discontinued operations reserves.

We use actuarial methods, to the extent practicable, to monitor the adequacy of product liability, workers’ compensation and postretirement benefit reserves on an ongoing basis. While the amounts required to settle our liabilities for discontinued operations could ultimately differ materially from the estimates used as a basis for recording these liabilities, we believe that changes in estimates or required expenditures for any individual cost component will not have a material adverse effect on our liquidity or financial condition in any single year and that, in any event, such costs will be satisfied over many years.

Spending in 2003, 2002 and 2001 was $2.1 million, $1.5 million and $7.9 million, respectively, for general and product liability and other claims; $2.7 million, $2.1 million and $3.3 million, respectively, for retiree benefits; and $0.8 million, $9.2 million and $4.3 million, respectively, related to other discontinued operations services including, in 2002 and 2001, net settlements of obligations related to our former Defense Systems business.

NOTE 4    INVESTMENT IN JOINT VENTURES

Effective April 1, 2000, FMC and Solutia formed a joint venture that includes the North American and Brazilian phosphorus chemical operations of both companies. The joint venture, Astaris, is a limited liability company owned equally by FMC and Solutia. Solutia’s equity interest in the Fosbrasil joint venture, which is engaged in the production of PPA, was also transferred and became part of Astaris. Astaris also assumed all FMC/NuWest agreements relating to a PPA facility near Soda Springs, Idaho, and purchased all of the PPA output from that facility as part of those agreements. The phosphate operations of Foret were retained by us and were not transferred to the joint venture. Following its formation, Astaris divested certain operations in Lawrence, Kansas, and plant assets located in Augusta, Georgia.

On October 9, 2003, the Board of Managers of Astaris announced the approval of a restructuring plan to improve Astaris’ financial performance. The restructuring, which includes the exit of the commodity STPP market, is expected to reduce fixed costs through facility and selective product rationalizations and result in improvement in the venture’s position in food and technical phosphates. The restructuring is expected to be completed over the next six months and will include four facility closures and the consolidation of operations

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

into the remaining three Astaris sites. Among the facility closures will be several former FMC facilities including the Bedford Park, Illinois, distribution facility and the Green River, Wyoming STPP plant. The remaining other FMC Green River plants, primarily serving the Alkali business, will continue operating. As a result of the Green River STPP closure, the Conda, Idaho PPA plant, which has been solely dedicated to supplying Green River’s raw material requirements, will also be shut down.

Our portion of Astaris’ 2003 restructuring charges, which totaled $53.3 million, before tax, were recorded in “Equity in (earnings) loss of affiliates.”

Effective April 1, 2000, we accounted for our investment in Astaris under the equity method. At December 31, 2003 our investment in Astaris was $15.4 million compared to a negative $10.2 million at December 31, 2002. The investment account at December 31, 2003 includes $40 million of expected keepwells, representing our current estimate of amounts to be paid in 2004. The restructuring plan mentioned above, the current level of Astaris debt and the 2003 changes to the Astaris credit facility (described in Note 18) have increased the likelihood that these payments will be made in 2004. These amounts are recorded in accrued and other liabilities as of December 31, 2003. At December 31, 2002 accrued and other liabilities included $7.3 million related to fourth quarter of 2002 keepwells.

The formation of the Astaris joint venture and several key changes in the operating processes of the joint venture, including a shift to the PPA process from the more costly elemental phosphorus process, have from time to time resulted in the recording of assets and liabilities exclusive of our initial equity investment in Astaris. Among these liabilities are our commitments to make payments in support of earnings shortfalls under the joint venture’s debt agreement (see Note 18). Assets related to Astaris include a receivable for $24.8 million at December 31, 2003 for their contribution to the shutdown costs related to the closure of the joint venture’s elemental phosphorus plant in Pocatello, Idaho, a receivable of $16.7 million due to Astaris’ agreement to fund an equal portion of FMC’s and Solutia’s future other post retirement benefit obligations to former employees of the companies’ phosphorus chemicals businesses and a receivable of $2.1 million for certain restructuring costs incurred by Astaris expected to be repaid in 2005.

We are party to a number of smaller joint venture investments throughout the world, which individually and in the aggregate are not significant to our financial results. Our equity in (earnings) loss of affiliates, which included our share of Astaris’ earnings and losses, were a loss of $68.6 million for the year ended December 31, 2003 and income of $4.7 million and $8.6 million for the years ended December 31, 2002 and 2001, respectively.

NOTE 5    ASSET IMPAIRMENTS

There were no material impairments in 2003 and 2002. In 2001, asset impairments totaled $323.1 million ($233.8 million after tax).

The 2001 impairment was recorded in our Industrial Chemicals and Specialty Chemicals segments. Industrial Chemicals recorded impairment charges of $224.2 million of which $12.3 million related to the impairment of assets in our sodium cyanide operations, while $211.9 million was for an impairment of our U.S.-based phosphorus chemicals business.

A weakening market in the sodium cyanide business led to an impairment of the assets of this business in the second quarter of 2001 and ultimately an exit of the business in 2002.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our U.S.-based phosphorus chemicals business is comprised of our 50 percent interest in Astaris for the manufacture and sale of phosphorus chemicals, and the activities of our corporate phosphorus chemicals business, which manages remediation and other environmental projects associated with the former Astaris elemental phosphorus plant in Pocatello, Idaho.

Based upon a comprehensive review of our long-lived assets, we recorded asset impairment charges of $211.9 million related to our U.S.-based phosphorus chemicals business in the second quarter of 2001. The components of asset impairments related to this business include a $171.0 million impairment of environmental assets built to comply with a RCRA Consent Decree (the “Consent Decree”) at the Pocatello, Idaho facility, a further $4.4 million of other non-environmental phosphorus chemical related fixed assets and a $36.5 million impairment charge for its investment in Astaris. Driving these charges were a decline in market conditions, the loss of a potential site on which to develop an economically viable second PPA plant and the company’s agreement to pay into a fund for the Shoshone Bannock Tribes (the “Tribal Fund”) resulting from an agreement to support a proposal to amend the Consent Decree, which permitted the earlier closure of the largest remaining waste disposal pond at Pocatello.

In addition, we recorded an impairment charge of $98.9 million related to our Specialty Chemicals segment’s lithium operations in Argentina. We established this operation, which includes a lithium mine and processing facilities, in 1994 in a remote area of the Andes Mountains. The entry of a South American manufacturer into this business resulted in decreased revenues. In addition, market conditions continued to be unfavorable. As a result, our lithium assets in Argentina became impaired, as the total capital invested was not expected to be recovered.

NOTE 6    RESTRUCTURING AND OTHER CHARGES (GAINS)

Restructuring and other charges (gains) totaled a gain of $5.1 million ($4.8 million after tax), a charge of $30.1 million ($18.4 million after tax), and a charge of $280.4 million ($172.1 million after tax) for the years ended December 31, 2003, 2002 and 2001, respectively.

The before tax gain of $5.1 million we recorded in 2003 was the result of a gain on the sale of an office building in Foret, our Spanish subsidiary, offset by charges in all segments. The gain on the building was $11.9 million, net of related costs, including severance. Severance costs were recorded in Industrial Chemicals and in both our Agricultural Products and Specialty Chemicals segments. Total 2003 severance charges, including amounts recorded at Foret, were $5.7 million and related to approximately 80 people most of whom separated from FMC in late 2003. The remaining charges in the year included non-cash charges totaling $2.8 million primarily for the abandonment of an asset in the Specialty Chemicals segment, offset by the reversal of certain workforce related and facility shutdown reserves in Corporate (as shown in the table below) resulting from our ability to meet certain obligations on more favorable terms than expected when the reserves were established. The remaining other charges of $2.2 million, were related to environmental costs at operating sites, largely in our Industrial Chemicals segment.

Of the $5.1 million gain recorded in restructuring and other charges (gains) in 2003, most of the spending, or income in the case of the building sale, was received or paid in 2003. Approximately $1.4 million of the severance costs are expected to be paid in the first quarter of 2004.

In 2002, restructuring and other charges of $30.1 million, before tax, consisted of charges related to each of our segments. The details, by segment, are discussed below.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In an effort to mitigate the effects of the continued economic weakness in the markets served by our Industrial Chemicals business we undertook several cost saving initiatives that resulted in $12.4 million of restructuring charges. Included in this amount was a $5.7 million restructuring charge for the mothballing of the basic production line at our hydrogen peroxide facility in Spring Hill, West Virginia. We also mothballed our Granger facility, in Green River, Wyoming resulting in a $3.4 million restructuring charge. The majority of this charge was for facility shutdown activities and severance, all of which occurred in 2002. In addition we recorded a $3.3 million restructuring charge for costs related to reorganization efforts to reduce costs in our U.S. phosphorus chemicals business, alkali, peroxygens and at Foret. There were 150 severances related to these restructurings, all of which occurred in 2002. In addition, we recorded $2.6 million of other charges to increase reserves for environmental obligations at several Industrial Chemicals operating sites.

We incurred $4.7 million of restructuring charges related to our Agricultural Products business segment in 2002 of which $3.7 million related to the idling and reorganization of our sulfentrazone plant in Baltimore in connection with our new herbicides strategy. A $1.0 million restructuring charge was recorded for reorganization costs to implement a new distribution strategy in Europe, which will allow us to rely on certain strategic alliances to further penetrate and expand our European markets. Of the 108 severances related to these restructurings 57 occurred in 2002.

We recorded $1.3 million of restructuring charges in the Specialty Chemicals segment in 2002 in an effort to realign product divisions within BioPolymer, both domestically and internationally. The majority of these costs resulted in 24 severances, which occurred in the first half of 2003. In addition we recorded $0.6 million of other charges to increase reserves for environmental obligations at several Specialty Chemicals operating sites.

Restructuring and other charges in 2002 also included a $3.1 million charge for an early extinguishment of debt. The majority of this cost related to the redemption of 6.75 percent exchangeable senior subordinated debentures related to Meridian Gold completed on June 3, 2002. An additional $3.7 million of charges were recorded for reorganization costs related to the spin-off and distribution of Technologies stock and transition costs related to a change in benefits administrator associated with the spin-off. In addition, we recorded $1.7 million of other charges to increase reserves for environmental obligations related to a multi-segment research and development facility.

Of the $30.1 million of restructuring charges recorded in 2002 $11.9 million was spent in 2002, $14.8 million in 2003 and the remaining $3.4 million is expected to be spent in 2004.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows a rollforward of restructuring and other reserves and the related spending and other changes:

	U.S. Phosphorus Chemicals Business (1)				FMC’s Reorganization	Workforce Related and Facility Shutdown (2)	Total
	Pocatello Shutdown		Tribal Fund	Financing Commitments to Astaris
(in Millions)	Shutdown	Remediation
Balance at 12/31/2001	$28.9	$46.7	$10.0	$28.0	$8.6	$13.7	$135.9
Increase in reserves (3)	—	—	—	—	3.7	18.4	22.1
Astaris keepwells	—	—	—	(28.0)	—	—	(28.0)
Cash payments (4)	(24.2)	(8.1)	(2.0)	—	(10.0)	(19.5)	(63.8)
Non-cash	1.7	—	—	—	(0.7)	(1.4)	(0.4)

Balance at 12/31/2002 (6)	$6.4	$38.6	$8.0	$—	$1.6	$11.2	$65.8
Increase in reserves (3)	—	—	—	—	—	5.7	5.7
Cash payments (4)	(4.1)	(1.9)	(2.0)	—	(0.8)	(10.5)	(19.3)
Non-cash (5)	4.0	(5.0)	—	—	(0.2)	(1.9)	(3.1)

Balance at 12/31/2003 (6) (7)	$6.3	$31.7	$6.0	$—	$0.6	$4.5	$49.1

(1)	All phosphorus restructuring and other charges were recorded in 2001.
(2)	Of the spending in 2002 from reserves for Workforce Related and Facility Shutdown activities, $9.2 million and $10.3 million were related to 2002 and 2001 reserves, respectively. Of the 2003 spending from these reserves $4.2 million and $6.3 million were related to 2003 and 2002 reserves, respectively. At December 31, 2003, reserves recorded in 2003 and 2002 totaled $1.1 million and $3.4 million, respectively.
(3)	Primarily severance costs.
(4)	Cash payments are net of recoveries of $8.0 million and $3.0 million in 2003 and 2002, respectively, from Astaris for its share of shutdown and remediation costs.
(5)	Net non-cash reserve changes resulted from our ability to meet certain obligations on more favorable terms than expected when the reserves were established and because some planned actions were ultimately not undertaken. The $5.0 million reclassification within “Pocatello Shutdown” is discussed in Note 11 “Environmental.”
(6)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheets.
(7)	Shutdown and remediation reserve balances are recorded net of recoveries from Astaris of $20.1 million and $4.7 million, respectively.

In 2001 a change in market conditions and the implementation of our overall corporate strategy resulted in restructuring and other charges of $280.4 million.

Industrial Chemicals recorded restructuring and other charges of $247.9 million in 2001, of which $6.2 million was for restructuring at several sites, including $5.7 million for the mothballing of the Granger, Wyoming soda ash facility and $241.7 million for the U.S.-based phosphorus business. There were 130 severances resulting from the restructuring of Industrial Chemicals, the majority of which occurred in 2001.

In connection with the impairment of the U.S.-based phosphorus business in the second quarter of 2001, we recorded other charges for a $68.7 million reserve for further required Consent Decree spending at the Pocatello site related to environmental capital projects, $42.7 million for financing obligations to the Astaris joint venture

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(“keepwell” payments) and a $40.0 million payment to the Tribal Fund for various tribe activities to permit capping of a specific waste disposal pond at Pocatello.

Subsequent to the recording of these charges in the second quarter of 2001, Astaris announced its plans, in October 2001, to cease production at the Pocatello, Idaho elemental phosphorus facility in December 2001. This decision reflected the shift in Astaris’ sourcing strategy away from production of high cost elemental phosphorus to lower cost PPA, and also reflected the availability of low-cost alternative feedstock materials, projected higher future environmental compliance costs at Pocatello and our desire to avoid additional capital spending on environmental compliance assets required under the Consent Decree. In connection with the decision to shut down Pocatello, we recorded restructuring charges of $76.5 million in the fourth quarter of 2001 and spent $6.0 million, $32.3 million and $0.9 million of these reserves in 2003, 2002 and 2001, respectively, with the remaining reserves to be spent over the next six years as we manage the site’s decommissioning and environmental issues. These charges included reserves for decontamination, demolition, and other shutdown costs of $58.7 million, environmental remediation requirements resulting from the decision to shut down the facility of $54.3 million and our 50 percent share of costs recorded by Astaris for its obligations associated with the shutdown, or $36.3 million. Offsetting these charges was a reversal in the amount of $34.5 million representing the unspent portion of the reserve recorded in the second quarter of 2001 for required Consent Decree spending at the Pocatello site to build environmental compliance assets because the decision to shut down the site eliminated the need for further spending. We also recorded as an offset to these charges a commitment from Astaris to pay us $36.5 million over the next five years, reflecting the joint venture’s obligation to contribute to the costs for the shutdown and remediation of the site. We received $8.0 million and $3.7 million from Astaris in 2003 and 2002, respectively, related to this commitment.

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

In 2001 we recorded $12.5 million of severance and other costs related to our Agricultural Products segment as a result of our strategic refocusing on key geographic markets and crops and the realignment of our R&D resources to its core strength in insecticides. The majority of the spending related to these charges occurred in 2002. There were 163 severances related to these charges, the majority of which occurred in 2002.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7    INVENTORIES

The current replacement cost of inventories exceeded their recorded values by $186.6 million at December 31, 2003 and $193.4 million at December 31, 2002. During 2003 inventory quantities were reduced in the U.S. resulting in a LIFO gain in “costs of sales and services” due to liquidation of inventory quantities carried at lower costs as compared with the cost of 2003 purchases. The effect of reducing certain LIFO quantities carried at lower than prevailing costs was not material to cost of sales or services in 2002 and 2001. Approximately 56 percent of inventories in 2003 and approximately 62 percent of inventories in 2002 are recorded on the LIFO basis.

Inventories consisted of the following:

	December 31,
	2003	2002
	(in Millions)
Finished goods and work in process	$122.3	$125.1
Raw materials	70.3	53.7

Net inventory	$192.6	$178.8

NOTE 8    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2003	2002
	(in Millions)
Land and land improvements	$216.9	$140.3
Buildings	340.3	317.4
Machinery and equipment	2,232.7	2,131.5
Construction in progress	69.9	57.6

Total cost	2,859.8	2,646.8
Accumulated depreciation	1,731.7	1,571.3

Property, plant and equipment, net	$1,128.1	$1,075.5

Depreciation expense was $112.5 million, $105.2 million, $112.2 million in 2003, 2002 and 2001, respectively.

NOTE 9    INCOME TAXES

Domestic and foreign components of income from continuing operations before income taxes and cumulative effect of change in accounting principle are shown below:

	Year Ended December 31,
	2003	2002	2001
	(in Millions)
Domestic	$(89.9)	$38.8	$(537.3)
Foreign	127.9	47.7	64.4

Total	$38.0	$86.5	$(472.9)

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes attributable to income (loss) from continuing operations before cumulative effect of change in accounting principle consisted of:

	Year Ended December 31,
	2003	2002	2001
	(in Millions)
Current:
Federal	$—	$3.8	$10.5
Foreign	15.6	5.9	22.0
State	(0.3)	0.5	1.2

Total current	15.3	10.2	33.7
Deferred	(17.1)	7.2	(200.3)

Total	$(1.8)	$17.4	$(166.6)

Total income tax provisions (benefits) were allocated as follows:

	Year Ended December 31,
	2003	2002	2001
	(in Millions)
Continuing operations before cumulative effect of change in accounting principle	$(1.8)	$17.4	$(166.6)
Discontinued operations	(8.5)	(2.1)	12.0
Cumulative effect of change in accounting principle	—	—	(0.9)
Items charged directly to stockholders’ equity	17.9	(22.0)	(7.1)

Total	$7.6	$(6.7)	$(162.6)

Significant components of the deferred income tax provision (benefit) attributable to income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle are as follows:

	Year Ended December 31,
	2003	2002	2001
	(in Millions)
Deferred tax (exclusive of valuation allowance)	$(33.7)	$2.8	$(204.3)
Increase in the valuation allowance for deferred tax assets	16.6	4.4	4.0

Deferred income tax provision (benefit)	$(17.1)	$7.2	$(200.3)

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets and liabilities were attributable to:

	Year Ended December 31,
	2003	2002
	(in Millions)
Reserves for discontinued operations, environmental and restructuring	$308.5	$321.1
Accrued pension and other postretirement benefits	43.0	62.7
Other reserves	45.3	56.0
Alternative minimum and foreign tax credit carryforwards	75.4	89.6
Net operating loss carryforwards	84.3	48.4
Other	27.5	14.9

Deferred tax assets	584.0	592.7
Valuation allowance	(39.0)	(22.4)

Deferred tax assets, net of valuation allowance	$545.0	$570.3

Property, plant and equipment, net	$164.4	$177.0
Other	25.5	37.4

Deferred tax liabilities	$189.9	$214.4

Net deferred tax assets	$355.1	$355.9

We have recognized that it is more likely than not that certain future tax benefits may not be realized as a result of current and future income. Accordingly, the valuation allowance has been increased in the current year to reflect lower than anticipated net deferred tax asset utilization.

At December 31, 2003, we have net operating loss and tax credit carryforwards as follows: U.S. net operating loss carryforwards of $199.6 million available for use through 2023, state net operating loss carryforwards of $66.5 million expiring in various amounts and years through 2023, foreign net operating loss carryforwards of $37.4 million expiring in various years, U.S. foreign tax credit carry forwards of $18.3 million expiring in varying amounts per year through 2007, and alternative minimum tax credit carryforwards of $57.1 million with no expiration date.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate applicable to income from continuing operations before income taxes and cumulative effect of change in accounting principle was different from the statutory U.S. Federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
	2003	2002	2001
Statutory U.S. tax rate	35%	35%	(35)%

Net difference:
U.S. export sales benefit	(8)	(4)	(2)
Percentage depletion	(11)	(8)	(1)
State and local income taxes, less federal income tax benefit	(12)	(1)	(5)
Foreign earnings subject to different tax rates	(63)	(5)	(2)
Net operating loss carryforwards benefited	(22)	(2)	—
Impact of Argentine asset impairment	(2)	(1)	8
Tax on intercompany dividends and deemed dividend for tax purposes	32	1	1
Nondeductible expenses	3	1	1
Minority interests	1	2	1
Equity in earnings of affiliates not taxed	(2)	(1)	(1)
Change in valuation allowance	44	3	0

Total difference	(40)	(15)	0

Effective tax rate	(5)%	20%	(35)%

Our federal income tax returns for years through 1999 have been examined by the Internal Revenue Service (“IRS”) and substantially all issues have been settled. We believe that adequate provision for income taxes has been made for the open years 2000 and after. Income taxes have not been provided for the equity in undistributed earnings of foreign consolidated subsidiaries of $527.8 million or for foreign unconsolidated subsidiaries and affiliates of $16.7 million at December 31, 2003. Restrictions on the distribution of these earnings are not significant. It is not practical to estimate the amount of taxes that might be payable upon the remittance of such earnings. Foreign earnings taxable as dividends were $48.0 million, $8.9 million and $94.3 million in 2003, 2002 and 2001, respectively.

NOTE 10    DEBT

Debt maturing within one year:

Debt maturing within one year consists of the following:

	December 31,
	2003	2002
	(in Millions)
Short-term debt	$13.8	$64.3
Current portion of long-term debt	3.0	166.8

Total debt maturing within one year	$16.8	$231.1

Weighted average interest rates for short-term debt outstanding at year-end	6.8%	5.6%

Short-term debt consisted primarily of foreign credit lines at December 31, 2003 and December 31, 2002. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2003, we paid $163.6 million, including a premium of $0.3 million, plus accrued interest, to redeem all of the outstanding 6.375 percent senior notes due September 2003 and all of the 6.53 percent series-B medium-term notes due December 2003. The redemption of the notes was funded with $144.3 million from restricted cash.

Restricted cash shown on the consolidated balance sheets provides collateral assuring the payment of certain self-insurance obligations, environmental remediation activities, future business commitments, cash to collateralize letters of credit supporting variable-rate pollution control and industrial revenue bonds, and cash to redeem long-term debt maturing before December 31, 2003. Restricted cash was $136.9 million and $274.6 million, respectively, at December 31, 2003 and 2002.

Long-term debt:

Long-term debt consists of the following:

	December 31, 2003		December 31,
	Interest Rate Percentage	Maturity Date
			2003	2002
			(in Millions)
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	1.1 - 7.1	2007-2032	$218.7	$220.9
Senior notes, (less unamortized discount of $0.1 million)	6.375	2003	—	143.3
Debentures (less unamortized discounts of $0.2 million and $0.3 million, respectively)	7.75	2011	45.3	45.2
Medium-term notes (less unamortized discounts of $0.3 million and $0.5 million, respectively)	6.75-7.32	2005-2008	177.1	197.1
Senior secured notes (less unamortized discounts of $3.6 million and $4.3 million, respectively)	10.25	2009	351.4	350.7
Senior secured term loan (less unamortized discounts of $3.9 million and $4.9 million, respectively)	3.64	2007	243.6	245.1
Senior secured revolving credit facility	—	2005	—	—
Other	2.5	2007	0.3	0.4

Total debt			1,036.4	1,202.7
Less: debt maturing within one year			3.0	166.8

Total long-term debt			$1,033.4	$1,035.9

Under our Credit Facilities we had term loan facility borrowings of $247.5 million and $250.0 million at December 31, 2003 and 2002, respectively. The $250.0 million revolving credit facility had no outstanding borrowings at December 31, 2003. Letters of credit outstanding under the revolving credit facility totaled $2.6 million at December 31, 2003, which together with the lack of outstanding borrowings, resulted in $247.4 million of remaining availability. There were no outstanding letters of credit and no outstanding borrowings under the revolving credit facility at December 31, 2002, resulting in $250.0 million of availability.

At December 31, 2003 and December 31, 2002, there was $41.0 million of principal amount outstanding of variable-rate industrial and pollution control revenue bonds supported by $43.3 million in bank letters of credit, which are fully collateralized with cash included as part of “restricted cash” on the consolidated balance sheets.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 3, 2002, we published notice of a mandatory call for redemption on June 3, 2002 of our 6.75 percent exchangeable senior subordinated debentures, outstanding in the principal amount of $28.8 million. From May 21, 2002 to May 31, 2002, holders of $26.0 million of these debentures exercised their right to forego accrued but unpaid interest and exchange their debentures for common shares of Meridian Gold, Inc., a Canadian company trading on the New York Stock Exchange (NYSE: MDG) and successor to our former subsidiary, at a price of $15.125 per share, subject to certain adjustments. Because we did not hold any shares of Meridian Gold, Inc. we exercised our right to pay the fair market value, subject to certain adjustments, of the Meridian Gold common shares in cash. Because the price of Meridian Gold common shares rose substantially above the exchange price of $15.125, we were required to pay an amount above the principal amount of the debentures exchanged, which resulted in a net charge of approximately $3.1 million ($1.9 million after tax) in the second quarter of 2002. The remaining $2.8 million of debentures were redeemed on June 3, 2002 at the principal amount thereof plus accrued interest.

In 2002, we redeemed $17.1 million of our 6.375 percent senior notes due September 2003 at a premium of $0.2 million.

Maturities of long-term debt

Maturities of long-term debt outstanding at December 31, 2003 are $3.0 million in 2004, $63.3 million in 2005, $3.4 million in 2006, $292.5 million in 2007, $77.7 million in 2008 and $604.8 million thereafter.

Refinancing

On October 21, 2002, we issued $355.0 million aggregate principal amount of our 10.25 percent senior secured notes due 2009 (the “Notes”). Simultaneously, we executed a new $500.0 million senior secured credit, which provides for a $250.0 million revolving credit facility and a $250.0 million senior secured term loan, and obtained a $40.0 million supplemental secured standby letter of credit facility (the “Supplemental Letter of Credit Facility” and together with the Credit Agreement, the “Credit Facilities”). The net proceeds from the sale of the Notes and the initial borrowings under the Credit Agreement were used to:

•	Fund $260.0 million into a debt reserve account (the “Debt Reserve Account”), included in restricted cash, to redeem $99.5 million in aggregate principal amount of our 7.125 percent medium-term notes due November 2002 and $160.5 million aggregate principal amount of 6.375 percent senior notes due September 2003.

•	Repay all borrowings under and terminate the former $240.0 million revolving credit facility and accounts receivable securitization facility, which had outstanding amounts of $136.1 million and $65.0 million, respectively, both of which were terminated on October 21, 2002;

•	Fund into a restricted cash account (the “Restricted Cash Collateral Account”), included in restricted cash, $130.8 million to refinance and replace with cash collateral certain surety bonds and letters of credit supporting self-insurance programs, environmental obligations and future business commitments and provide $43.4 million of cash to collateralize letters of credit supporting variable rate industrial and pollution control revenue bonds; and

•	Pay fees and expenses of approximately $21 million, which included bank fees and various other costs.

“Restricted cash” shown on the consolidated balance sheets is comprised of amounts held in the Debt Reserve Account and the Restricted Cash Collateral Account, as described above.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Terms of the Notes

The Notes bear interest at the rate of 10.25 percent per year. Interest on the Notes is payable on May 1 and November 1 of each year, beginning on May 1, 2003. The Notes mature on November 1, 2009.

We may redeem all or part of the Notes on or prior to November 1, 2006 at a price of 100 percent of their principal amount, plus a make-whole premium, plus accrued and unpaid interest, if any. At any time after November 1, 2006, we may redeem all or part of the Notes at fixed redemption prices plus accrued and unpaid interest, if any. At any time on or prior to November 1, 2005, we may redeem up to 35 percent of the Notes from the proceeds of one or more public equity offerings at a fixed redemption price plus accrued and unpaid interest, if any.

The Notes are senior obligations and are guaranteed on a senior basis by our wholly-owned domestic subsidiaries that guarantee indebtedness under the Credit Facilities, which was entered into concurrently with the issuance of the Notes. As of December 31, 2003 and December 31, 2002, our subsidiaries that are not guarantors had approximately $216.0 million and $227.5 million of liabilities to which the Notes are structurally subordinated, respectively.

The Notes are secured on a second-priority basis by collateral consisting of certain of our domestic manufacturing or processing facilities and our shares of FMC Wyoming Corporation, our non-wholly-owned principal domestic subsidiary. The second-priority liens are shared on an equal and ratable basis with the holders of indebtedness (“Existing Public Debt”) issued under our existing indentures dated April, 1992 and July 1, 1996 (the “Existing Public Indentures”) and with (i) the lenders and other credit providers under the Credit Facilities, (ii) certain other lenders and credit providers to us and our foreign subsidiaries and (iii) lenders to Astaris LLC as beneficiaries of our obligations under the support agreement relating to Astaris. This lien is subject and subordinate to the first-priority lien granted to such lenders and other credit providers in an amount not exceeding 10.0 percent of our consolidated net tangible assets from time to time. In addition, those lenders and credit providers are secured by liens on substantially all of our other domestic assets that are not included in the collateral securing the notes and on 65 percent of the stock of certain of our foreign subsidiaries.

Summary Terms of the Credit Facility

The Credit Facilities replaced the $240.0 million 364-day non-amortizing revolving credit facility which was due to expire in December of 2002 and a $25.0 million supplemental revolving credit facility due to expire on October 31, 2002. Under the Credit Agreement, 0.25 percent of the original principal amount of the $250.0 million term loan is due and payable at the end of each quarter, commencing March 31, 2003, with the balance maturing on October 21, 2007. Amounts under the $250.0 million revolving credit facility may be borrowed, repaid and reborrowed from time to time until the maturity of the revolving credit facility on October 21, 2005. Up to $50.0 million of the revolving credit facility is available for issuance of letters of credit. Voluntary prepayments and commitment reductions under the Credit Facilities are permitted at any time without fee upon proper notice and subject to minimum dollar amounts. Subject to certain exceptions, mandatory prepayments are required with cash proceeds of asset sales, casualty events and condemnation proceeds, equity issuances and excess cash flow.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Supplemental Letter of Credit Facility makes available prior to its maturity on October 21, 2005 up to $40.0 million for the issuance of standby letters of credit.

Obligations under the Credit Agreement bear interest at a floating rate, which is, at our option, either a base rate or a London InterBank Offered Rate (“LIBOR”), in each case plus an applicable margin. The base rate is Citibank N.A.’s base rate. Following an amendment in December 2003, the applicable margins for the term loan are 1.50 percent per annum over the base rate and 2.50 percent per annum over LIBOR. The initial applicable margins for borrowings under the revolving credit facility were 2.50 percent over the base rate and 3.50 percent over LIBOR. After March 31, 2003 the applicable margins under the revolving credit facility became subject to adjustment based on our ratio of consolidated debt to earnings before interest, taxes, depreciation and amortization. At December 31, 2003, the applicable margins for borrowings under the revolving credit facility were 2.50 percent over the base rate and 3.50 percent over LIBOR.

Under the Credit Agreement, we are required to pay a commitment fee on the difference between the total amount of the revolving credit facility and the amount we borrow, or for which letters of credit were issued on our behalf, under the Credit Agreement. The initial commitment fee was 0.50 percent of the unused commitment per year. The commitment fee is subject to adjustment based on our leverage ratio and remained 0.50 percent at December 31, 2003 and 2002.

We pay fees under the Supplemental Letter of Credit Facility on the face amount of letters of credit issued thereunder at a rate per year equal to the applicable margin for LIBOR loans under the revolving credit facility under the Credit Agreement, plus 0.25 percent. We also pay a commitment fee on the unused portion of the Supplemental Letter of Credit Facility at the same rate applicable to our revolving credit facility.

Our obligations under these facilities are guaranteed by each of our existing and subsequently acquired direct and indirect material wholly-owned domestic subsidiaries subject to certain exceptions for subsidiaries that are insignificant to our operations. Our obligations under the Credit Facilities are secured on a first-priority basis by substantially all of our domestic tangible and intangible assets and our domestic wholly-owned subsidiaries, including a pledge of 100.0 percent of the stock of domestic subsidiaries and at least 65.0 percent of the stock of first-tier foreign subsidiaries. Our pledge of the collateral that secures the Notes and the Existing Public Debt is limited on a first-lien basis to an aggregate amount not to exceed 10.0 percent of consolidated net tangible assets as noted above and thereafter is shared on an equal ratable basis with the existing public debt and notes. The Credit Facilities are also secured by all of our cash including cash held in the Debt Reserve Account and the Restricted Cash Collateral Account to the extent the latter is available. The Credit Facilities are secured equally and ratably with obligations owed to certain of our other lenders and lenders to our foreign subsidiaries and obligations owed under our support agreement with respect to Astaris.

Covenants

Among other restrictions, the Credit Facilities contain financial covenants related to leverage (measured as the ratio of adjusted earnings to debt), interest coverage (measured as the ratio of interest expense to adjusted earnings), consolidated net worth and capital spending. In December 2003, to accommodate the financial effects on us of the Astaris restructuring plan, we were successful in achieving favorable amendments to the covenants in our Credit Facilities. Along with the favorable covenant amendments, we obtained the agreement of the lenders under our Credit Facilities to reduce the applicable margin under the term loan facility by 2.25 percent per annum. We were in compliance with all debt covenants at December 31, 2003 and 2002.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensating Balance Agreements

We maintain informal credit arrangements in many foreign countries. Foreign lines of credit, which include overdraft facilities, typically do not require the maintenance of compensating balances, as credit extension is not guaranteed but is subject to the availability of funds.

NOTE 11    ENVIRONMENTAL

We are subject to various federal, state, local and foreign environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials and remediation of contaminated sites. We are also subject to liabilities arising under CERCLA and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment. We are also subject to liabilities under RCRA and analogous state laws that require owners and operators of facilities that treat, store or dispose of hazardous waste to follow certain waste management practices and to clean up releases of hazardous waste into the environment associated with past or present practices. In addition, when deemed appropriate, we enter certain sites with potential liability into voluntary remediation compliance programs, which are also subject to guidelines that require owners and operators, current and previous, to clean up releases of hazardous waste into the environment associated with past or present practices.

We have been named a potentially responsible party, or PRP, at 26 sites on the federal government’s National Priority List. In addition, we received notice from the EPA or other regulatory agencies that we may be a PRP, or PRP equivalent, at other sites, including 48 sites at which we have determined that it is reasonably possible that we have an environmental liability. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a RI/FS or its equivalent at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a ROD has been issued.

Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation could be made. Accordingly, total reserves of $203.1 million and $223.4 million, respectively, before recoveries, were recorded at December 31, 2003 and 2002. The long-term portion of these reserves is included in “Environmental liabilities, continuing and discontinued” on the consolidated balance sheets, net of recoveries, and amounted to $156.0 million and $171.0 million at December 31, 2003 and 2002, respectively. The short-term portion of these obligations is recorded in accrued and other liabilities. In addition, we have estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $75.0 million at December 31, 2003.

To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. We have recorded recoveries, representing probable realization of claims against insurance companies, U.S. government agencies and other third parties, of $17.0 million and $27.7 million, respectively, at December 31, 2003 and 2002. These recoveries are recorded as an offset to the “Environmental liabilities, continuing and discontinued.” Cash recoveries for the years 2003, 2002 and 2001 were $10.7 million, $16.2 million and $12.5 million, respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below is a roll forward of our environmental reserves, continuing and discontinued from December 31, 2001 to December 31, 2003.

	Operating and Discontinued Sites (1)	Pocatello		Total
(in Millions)		Pre-existing (3)	Shutdown (4)
2001
Environmental reserves, current, net of recoveries	$5.9	$1.3	$8.2	$15.4
Environmental reserves, long-term continuing and discontinued, net of recoveries	132.0	33.0	38.5	203.5

Total environmental reserves, net of recoveries at December 31, 2001 (2)	$137.9	$34.3	$46.7	$218.9

2002
Provision	10.2	—	—	10.2
Spending, net of recoveries	(21.8)	(3.5)	(8.1)	(33.4)

Net Change	(11.6)	(3.5)	(8.1)	(23.2)

Total environmental reserves, net of recoveries at December 31, 2002	$126.3	$30.8	$38.6	$195.7

Environmental reserves, current, net of recoveries	$6.5	$13.9	$4.3	$24.7
Environmental reserves, long-term continuing and discontinued, net of recoveries	119.8	16.9	34.3	171.0

Total environmental reserves, net of recoveries at December 31, 2002 (2)	$126.3	$30.8	$38.6	$195.7

2003
Provision	24.9	—	—	24.9
Spending, net of recoveries	(25.4)	(2.2)	(1.9)	(29.5)
Reclassifications	0.5	(0.5)	(5.0)	(5.0)

Net Change	—	(2.7)	(6.9)	(9.6)

Total environmental reserves, net of recoveries at December 31, 2003	$126.3	$28.1	$31.7	$186.1

Environmental reserves, current, net of recoveries	$12.5	$15.7	$1.9	$30.1
Environmental reserves, long-term continuing and discontinued, net of recoveries	113.8	12.4	29.8	156.0

Total environmental reserves, net of recoveries at December 31, 2003	$126.3	$28.1	$31.7	$186.1

(1)	“Current” includes only those reserves related to continuing operations.
(2)	Balance includes environmental remediation reserves related to the shutdown of Pocatello recorded as part of Pocatello shutdown, remediation and other costs reserve in 2001. (See rollforward of restructuring and other charges table in Note 6.)
(3)	Pocatello remediation reserve created prior to the decision to shut down the facility in 2001.
(4)	Additional remediation reserves recorded at the time of the Pocatello shutdown (Note 6).

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our total environmental reserves, before recoveries, include $193.0 million and $212.4 million for remediation activities and $10.1 million and $11.0 million for RI/FS costs at December 31, 2003 and 2002, respectively. For the years 2003, 2002 and 2001, we charged $26.0 million, $41.3 million, and $31.3 million, respectively, against established reserves for remediation spending, and $14.2 million, $8.3 million and $12.1 million, respectively, against reserves for spending on RI/FS. We anticipate that the remediation and RI/FS expenditures for current operating, previously operated and other sites will continue to be significant for the foreseeable future.

In December of 2001, Astaris ceased production at the Pocatello, Idaho elemental phosphorus facility. We are responsible for decommissioning of the plant and remediation of the site at an estimated cost (net of expected recoveries of $6.9 million from Astaris) of $46.7 million, which was reserved at December 31, 2001. To manage decommissioning and remediation more effectively, we reacquired the facility from Astaris in February 2002. The estimated closure and remediation costs include the remaining costs of compliance with a June 1999 Consent Decree settling outstanding violations under RCRA at the Pocatello facility, costs expected under a July 2002 Consent Order with the Idaho Department of Environmental Quality (“Idaho Consent Order”) and costs to be incurred under a 1998 ROD under CERCLA which addresses previously closed ponds on the Pocatello facility portion of the Eastern Michaud Flats Superfund Site. We had previously signed a Consent Decree under CERCLA to implement this ROD, which was lodged in court on July 21, 1999. On August 3, 2000, the Department of Justice (“DOJ”) withdrew the CERCLA Consent Decree and announced that it needed to review the administrative record supporting the EPA’s remedy selection decision.

In 2003 we reviewed our estimates for environmental costs related to shutdown remediation at Pocatello and concluded that through efficiencies and project scope revisions approximately $5.0 million of reserves were no longer necessary and therefore were adjusted. In addition, upon review of the non-environmental shutdown portion of the project we concluded that an additional $4.0 million of costs would be incurred due to changes in project scope. We believe that our reserves for environmental costs adequately provide for the estimated costs of the existing ROD for the site, the expenses previously described related to the RCRA Consent Decree, the Idaho Consent Order and the incremental costs associated with the decommissioning and remediation of the facility associated with the cessation of production. We cannot predict the potential changes in the scope of the ROD, if any, resulting from the EPA’s remedy review, nor estimate the potential incremental costs, if any, of changes to the existing remedy.

In 2003 and 2002, we recorded environmental provisions totaling $24.9 million ($15.1 million after tax) and $10.2 million ($6.2 million after tax), respectively. These provisions related to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years. In 2001, environmental provisions totaling $68.8 million ($42.0 million after tax) were recorded largely related to the remediation of the Pocatello site. Also included in the 2001 provision were costs related to continued cleanup of certain discontinued manufacturing operations from previous years.

At our facility in Middleport, New York, we completed remediation of soil and groundwater at properties adjacent to the site under a RCRA Corrective Action Order. We continue to investigate levels of potential contaminants in the soil at various properties in other areas near and around the site. We believe that the current reserve is sufficient to address the existing onsite remediation project and clean-up of soil, if necessary, at properties adjacent to the site. However, additional costs could result if more extensive off-site remediation is required than is currently anticipated. Costs are included in the estimate of reasonably possible environmental loss contingencies noted above.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 21, 1999, the Federal District Court for the Western District of Virginia approved a consent decree signed by FMC, the EPA (Region III) and the DOJ regarding past response costs and future clean-up work at the discontinued fiber-manufacturing site in Front Royal, Virginia. As part of a prior settlement, government agencies are expected to reimburse us for approximately one-third of the clean-up costs due to the government’s role at the site. Our $70 million portion of the settlement was charged to earnings in 1998 and prior years. The amount of the reserve for anticipated expenditures at our former site in Front Royal, Virginia, is $37.0 million.

Although potential environmental remediation expenditures in excess of the reserves and estimated loss contingencies could be significant, the impact on our future consolidated financial results is not subject to reasonable estimation due to numerous uncertainties concerning the nature and scope of possible contamination at many sites, identification of remediation alternatives under constantly changing requirements, selection of new and diverse clean-up technologies to meet compliance standards, the timing of potential expenditures and the allocation of costs among PRPs as well as other third parties.

The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter or year’s results of operations in the future. However, we believe any liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition and may be satisfied over the next 20 years or longer.

Regarding current operating sites, we spent $4.5 million, $9.7 million and $87.4 million for the years 2003, 2002 and 2001, respectively, on capital projects relating to environmental control facilities. Additionally, in 2003, 2002 and 2001, we spent $23.9 million, $24.5 million and $35.9 million, respectively, for environmental compliance costs, which are operating costs not covered by established reserves. A significant majority of the 2001 spending was associated with the Consent Decree for our U.S.-based phosphorus chemicals business.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12    PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The funded status of our domestic qualified and nonqualified pension plans, our United Kingdom pension plan, the defined benefit portion of our Canadian retirement plan and our domestic postretirement healthcare and life insurance benefit plans for continuing operations, together with the associated balances recognized in our consolidated financial statements as of December 31, are shown in the tables below.

The following tables reflect a measurement date of December 31:

	Pensions		Other Benefits
	December 31,
	2003	2002	2003	2002
	(in Millions)
Accumulated benefit obligation:
Plans with unfunded accumulated benefit obligation	$746.1	$706.3	$—	$—

Change in projected benefit obligation
Projected benefit obligation at January 1	$755.1	$687.1	$89.1	$87.4
Service cost	13.1	13.0	0.4	0.7
Interest cost	47.4	47.2	4.9	5.8
Actuarial (gain) or loss	20.3	48.7	(1.2)	2.7
Amendments	0.9	(0.1)	(7.1)	—
Foreign currency exchange rate changes	1.8	0.8	—	—
Plan participants’ contributions	0.2	0.2	4.4	4.7
Benefits paid	(42.4)	(41.8)	(11.0)	(12.2)

Projected benefit obligation at December 31	796.4	755.1	79.5	89.1

Change in fair value of plan assets
Fair value of plan assets at January 1	601.9	631.5	—	—
Actual return on plan assets	115.7	3.9	—	—
Foreign currency exchange rate changes	1.5	0.7	—	—
Company contributions	9.9	7.4	6.6	7.5
Plan participants’ contributions	0.2	0.2	4.4	4.7
Benefits paid	(42.4)	(41.8)	(11.0)	(12.2)

Fair value of plan assets at December 31	686.8	601.9	—	—

Funded status of the plan (liability)	(109.6)	(153.2)	(79.5)	(89.1)
Unrecognized actuarial loss (gain)	85.5	123.6	12.6	14.5
Unrecognized prior service cost (income)	4.9	5.7	(10.8)	(7.2)
Unrecognized transition asset	(0.8)	(0.9)	—	—

Net amount recognized in the balance sheet at December 31	$(20.0)	$(24.8)	$(77.7)	$(81.8)

Prepaid benefit cost	$1.1	$1.3	$—	$—
Accrued benefit liability	(69.2)	(116.5)	(77.7)	(81.8)
Intangible asset	4.9	5.6	—	—
Accumulated other comprehensive income	43.2	84.8	—	—

Net amount recognized in the balance sheet at December 31	$(20.0)	$(24.8)	$(77.7)	$(81.8)

Following are the weighted average assumptions used to determine the benefit obligations at December 31:
Discount Rate	6.25%	6.50%	6.25%	6.50%
Rate of compensation increase	4.00%	4.00%	—	—

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Accumulated Benefit Obligation of the pension plans was $746.1 and $706.3 at December 31, 2003 and December 31, 2002, respectively.

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income) for the years ended December 31:

	Year Ended December 31
	Pensions			Other Benefits
	2003	2002	2001	2003	2002	2001
Discount rate	6.50%	7.00%	7.50%	6.50%	7.00%	7.50%
Expected return on plan assets	9.00%	9.25%	9.25%	—	—	—
Rate of compensation increase	4.00%	4.25%	4.25%	—	—	—
Components of net annual benefit cost (in millions):
Service cost	$13.1	$13.0	$12.0	$0.4	$0.7	$0.9
Interest cost	47.4	47.2	46.8	4.9	5.8	5.6
Expected return on plan assets	(56.7)	(57.1)	(55.1)	—	—	—
Amortization of transition asset	(0.1)	(0.1)	(4.9)	0.7	—	—
Amortization of prior service cost	1.6	1.7	2.0	(3.5)	(6.0)	(6.0)
Recognized net actuarial (gain) loss	(0.1)	(0.9)	(1.2)	—	0.6	(0.3)
Curtailment and settlement	—	—	4.2	—	—	—

Net annual benefit cost from continuing operations	$5.2	$3.8	$3.8	$2.5	$1.1	$0.2

The asset allocation for our U.S. pension plan, and the target asset allocation for 2004, by asset category, is shown in the table below. The fair value of plan assets for the U.S. qualified pension plan was $674.3 million and $593.2 million, at December 21, 2003 and December 31, 2002, respectively. The expected long-term rate of return on these plan assets was 9.00% for 2003 and 9.25% for 2002. In developing the assumption for the long-term rate of return on assets for our plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of 12.5 percent over the last 10 years (which is in excess of comparable market indices for the same period) as well as other factors. The current asset allocation for our plan is approximately 70 percent equities (U.S. and non-U.S.) and 30 percent fixed-income investments. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately three percent, is between nine percent and eleven percent for both U.S. and non-U.S. equities, and between five percent and seven percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumption for the rate of return on assets.

Asset Category	Target Asset Allocation	Percentage of Plan Assets December 31,
		2003	2002
Equity securities	70 – 75%	73.6%	69.3%
Fixed income investments	25 – 30%	26.1%	30.2%
Other investments	0 – 1%	0.3%	0.5%

Total		100.0%	100.0%

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our U.S. qualified pension plan’s investment strategy consists of a total return investment management approach using a portfolio mix of equities and fixed income investments to maximize the long-term return of plan assets for an appropriate level of risk. The goal of this strategy is to minimize plan expenses by matching asset growth to the plan’s liabilities over the long run. Furthermore, equity investments are weighted towards value equities and diversified across U.S and non-U.S. stocks. Derivatives and hedging instruments may be used to effectively manage and balance risks associated with the plan’s investments. Investment performance and related risks are measured and monitored on an ongoing basis through annual liability measurements, periodic asset and liability studies, and quarterly investment portfolio reviews.

We made voluntary cash contributions to our U.S. qualified pension plan of $7.0 million and $2.8 million, respectively, for 2003 and 2002. In addition, we paid nonqualified pension benefits from company assets of $2.4 million and $4.1 million, for 2003 and 2002, respectively. We paid other postretirement benefits, net of participant contributions, of $6.6 million and $7.5 million for 2003 and 2002, respectively.

The change in the discount rate used in determining domestic pension and other postretirement benefit obligations from 6.50 percent to 6.25 percent increased the projected pension and other postretirement benefit obligations by $25.4 million at December 31, 2003.

We recorded a $42.0 million reduction in the additional minimum pension liability for the year ended December 31, 2003. The after-tax effect of this adjustment, $25.7 million, is reflected in accumulated other comprehensive income at December 31, 2003.

At December 31, 2002, the change in the rate of compensation increase used in determining U.S. pension plan obligations from 4.25 percent to 4.00 percent decreased the projected benefit obligation by $3.2 million.

We implemented plan changes to the postretirement medical and life insurance plans, which together reduced our other postretirement benefit obligations by $7.1 million at January 1, 2003 and reduced our other postretirement net periodic benefit cost by $1.7 million for the year ended December 31, 2003. Specifically, for salaried and nonunion hourly employees, we eliminated the subsidy for post-65 medical coverage and reduced life insurance benefits by 50 percent for those who retire on or after July 1, 2003. In addition, we froze the amount of company subsidy at the 2002 levels. Also, employees hired on or after January 1, 2003 will no longer be eligible for any retiree medical or retiree life insurance coverage.

The postretirement benefit obligations shown in the above table under ‘Other Benefits’ reflect a change in the assumed ultimate healthcare cost trend rate effective December 31, 2003. For measurement purposes, 8.5 percent and 10 percent increases in the per capita cost of health care benefits for pre-65 and post-65 retirees, respectively, were assumed for the coming year, grading down to an ultimate healthcare cost trend rate of 5.25 percent in 2010 and later years. Prior to the change the ultimate healthcare cost trend rate recognized was 6.0 percent in 2009. The change in the ultimate healthcare cost trend rate from 6.0 percent to 5.25 percent decreased the projected postretirement benefit obligations by $0.5 million at December 31, 2003.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumed health care cost trend rates have an effect on the other postretirement benefit obligations and net periodic other postretirement benefit costs reported for the health care portion of the other postretirement plan. A one-percentage point change in the assumed health care cost trend rates would have the following effects at December 31, 2003:

	One Percentage Point Increase	One Percentage Point Decrease
	(in Millions)
Effect on total of service and interest cost components of net annual benefit cost (income)	$0.1	$(0.1)
Effect on postretirement benefit obligation	$1.7	$(1.6)

The other postretirement benefit obligations and net periodic other postretirement benefit costs shown in the above tables under ‘Other Benefits’ do not reflect the effects of the Medicare Act. Specific authoritative guidance on accounting for the subsidy included in the Medicare Act is still pending and once issued may require us to change previously reported information. We have elected to defer the accounting for the effects of the Medicare Act.

We adopted SFAS No. 87, “Employers’ Accounting for Pensions,” for our defined benefit plans for substantially all employees in the United Kingdom and Canada. The financial impact of compliance with SFAS No. 87 for other non-U.S. pension plans is not materially different from the locally reported pension expense. The cost of providing pension benefits for foreign employees covered by the other non-U.S. plans, was $2.3 million in 2003, $2.6 million in 2002 and $1.6 million in 2001.

In April 2000, we formed Astaris, a joint venture (Note 4). As a result, the former Phosphorus Chemical Business’s active employees began receiving benefits under Astaris’ plans and are not accruing further benefit in the FMC plan, the effect of which was a reduction in annual service cost of approximately $2.0 million. Under the joint venture agreement, Astaris agreed to fund an equal portion of FMC’s and Solutia’s future postretirement benefit payments. Our receivable from Astaris, representing the minimum amount of cash to be received under this portion of the agreement, amounted to $16.7 million at December 31, 2003 and $18.6 million at December 31, 2002.

FMC Corporation Savings and Investment Plan.    The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. We match contributions up to specified percentages of each employee’s compensation depending on how the employee allocates his or her contributions. Charges against income for the matching contributions, net of forfeitures were $6.2 million in 2003, $6.5 million in 2002, and $7.3 million in 2001.

NOTE 13    STOCK COMPENSATION PLANS

The FMC 1995 Management Incentive Plan and the FMC 1995 Stock Option Plan, approved by the stockholders on April 21, 1995, provided certain incentives and awards to key employees. In 2000, the Compensation and Organization Committee of the Board of Directors (the “Committee”), which, subject to the provisions of the plans, reviews and approves financial targets, and the times and conditions for payment, adopted the FMC Corporation Stock Appreciation Rights and Phantom Stock Plan to provide equity-based cash compensation to foreign employees. Effective February 16, 2001, the FMC 1995 Management Incentive Plans and the FMC Corporation Stock Appreciation Rights and Phantom Stock Plans were merged with, and into,

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the FMC 1995 Stock Option Plan. The merged plan was restated and renamed the FMC Corporation Incentive Compensation and Stock Plan (the “Plan”) and was approved by the stockholders on April 20, 2001. The provisions for incentives under the Plan provide for the grant of multi-year incentive awards payable partly in cash and partly in common stock.

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

Under the plans adopted in 1995, three million shares became available for awards and options granted in 1995 and later years. These shares are in addition to the shares available from the predecessor plans. Cancellation (through expiration, forfeiture or otherwise) of outstanding awards and options granted after 1989 increases the shares available for future awards or grants. On February 16, 2001, the Committee approved an additional 800,000 shares for use under the Plan. At December 31, 2001, 2.3 million shares were available for future use under these plans. On February 14, 2002, the Committee approved an adjustment to the share allocation, increasing it to 4.4 million, based on a conversion factor of approximately 1.9, to reflect the change in the value of the stock options and restricted shares following the spin-off of Technologies. In connection with the adjustment to the share allocation, the plan was also amended to change the total number of shares under the Plan from 3.8 million to 7.2 million.

We adopted the disclosure-only provisions of SFAS No. 148 and, as permitted, have chosen not to adopt the fair value based method of accounting for stock-based employee compensation. Accordingly, no compensation cost has been recognized for the Plan. Had compensation cost for options under the Plan been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001, consistent with the provisions of SFAS No. 148, our net income and diluted earnings per share for the three years ended December 31, 2003 would have been reduced to the pro forma amounts indicated below:

	2003	2002	2001
	(in Millions Except Per Share Data)
Net income (loss)—as reported	$26.5	$65.8	$(337.7)
Net income (loss)—pro forma	$22.8	$61.7	$(339.6)
Diluted earnings (loss) per share—as reported	$0.75	$1.92	$(10.86)
Diluted earnings (loss) per share—pro forma	$0.64	$1.80	$(10.92)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: dividend yield of zero for all years; expected volatility of 32 percent, 36 percent and 33 percent; risk-free interest rates of 2.4 percent, 4.5 percent and 4.8 percent; and expected lives of five years for all grants. The weighted average fair value of stock options, calculated using the Black-Scholes option-pricing model, granted during the years ended December 31, 2003, 2002 and 2001 was $5.07, $13.29 and $27.75, respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables and discussion below reflect revised share amounts and prices, using a conversion factor of 1.9 established for periods up to December 31, 2001, based on a ratio of FMC and Technologies closing stock prices on that date, following the spin-off of Technologies (Note 2).

The following summary shows stock option activity for the three years ended December 31, 2003:

	Number of Shares Optioned But Not Exercised	Weighted-Average Exercise Price Per Share
	(Number of Shares in Thousands)
December 31, 2000 (4,118 shares exercisable)	5,860	$28.65
Granted	793	$38.65
Exercised	(971)	$24.69
Forfeited	(128)	$31.38
Cancelled due to spin-off of technologies	(1,699)	$38.85

December 31, 2001 (2,716 shares exercisable)	3,855	$30.84
Granted	708	$34.00
Exercised	(409)	$26.89
Forfeited	(75)	$36.27

December 31, 2002 (2,594 shares exercisable)	4,079	$31.69
Granted	693	$15.83
Exercised	(32)	$16.33
Forfeited	(184)	$30.04

December 31, 2003 (2,650 shares exercisable)	4,556	$29.41

The following tables summarize information about fixed-priced stock options outstanding at December 31, 2003:

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted- Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share
$15.47 – $24.33	1,526	4.6	$19.47
$25.18 – $31.28	566	8.9	$27.76
$32.13 – $36.65	1,425	6.6	$34.29
$37.24 – $43.28	1,039	6.7	$38.23

Total	4,556	6.2	$29.41

	Options Exercisable
Range of Exercise Prices	Number Exercisable at December 31, 2003	Weighted-Average Exercise Price Per Share
$15.47 – $24.33	877	$22.16
$25.18 – $31.28	560	$27.78
$32.13 – $36.65	765	$34.46
$37.24 – $43.28	448	$37.42

Total	2,650	$29.48

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 2, 2004, an additional 623,442 shares became exercisable at a weighted-average exercise price of $38.60 with an expiration date of February 15, 2011.

Under the Plan, discretionary awards of restricted stock may be made to selected employees. The awards vest over periods designated by the Committee, with payment conditional upon continued employment. Compensation cost is recognized over the vesting period based on the market value of the stock on the date of the award. At December 31, 2003, 231,271 shares of restricted stock were outstanding under the plan.

Under the FMC Deferred Stock Plan for Non-Employee Directors, a portion of the annual retainer for these directors was deferred and paid in the form of shares of our common stock upon retirement or other termination of their directorships. Effective January 1, 1997, the Board of Directors approved a comprehensive compensation plan that terminated the retirement plan for directors and increased the proportion of director compensation paid in common stock. Benefits provided for and earned under the former plan were converted into stock units payable in shares of common stock upon retirement from the Board based on the fair market value of the common stock on December 31, 1996. The plan was amended and restated May 1, 2000 and renamed the FMC Corporation Compensation Plan for Non-Employee Directors. At December 31, 2003, stock units representing an aggregate of 46,260 shares of stock were credited to the non-employee directors’ accounts. In 1998 and 1999, non-employee directors were also granted options to purchase shares of stock at the fair market value of the stock at the date of grant. At December 31, 2003, options for 46,040 shares were outstanding at prices ranging from $33.76 to $40.56. These grants vested one year from the grant date and expire after ten years. Beginning in 2000, non-employee directors were paid in restricted stock units in lieu of stock options. The shares, however, will not be paid out until retirement from the Board. At December 31, 2003 and December 31, 2002 units representing 37,390 and 23,442 shares of stock were outstanding, respectively.

NOTE 14    STOCKHOLDERS’ EQUITY

On June 6, 2002 we issued 3,250,000 shares of common stock at a net price per share of $31.25. Net proceeds from the issuance of these shares were $101.3 million. The proceeds were used to reduce outstanding borrowings under our then existing $240.0 million revolving credit facility. On December 31, 2001 we distributed our remaining 83 percent ownership in Technologies (Note 2). The distribution was tax free. Each stockholder of record as of December 12, 2001 received approximately 1.72 shares of Technologies stock for every share of FMC stock. Total shares of Technologies stock distributed were 53,950,000. We recorded the distribution through a $509.5 million decrease in retained earnings and a $115.0 million decrease in the cumulative translation loss. In 2002 we made a distribution adjustment of $9.5 million for the final true-up of our 2001 distribution of Technologies assets.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of our capital stock activity over the past three years:

	Common Stock	Treasury Stock
	(Number of Shares in Thousands)
December 31, 2000	38,622	7,978
Stock options and awards	612	—
Stock for employee benefit trust, net	—	(70)
Stock repurchase	—	21

December 31, 2001	39,234	7,929
Equity offering	3,250	—
Stock options and awards	520	—
Stock for employee benefit trust, net	—	(10)
Stock repurchase	—	13

December 31, 2002	43,004	7,932
Stock options and awards	200	—
Stock for employee benefit trust, net	—	10

December 31, 2003	43,204	7,942

We discontinued our repurchase of stock in 2002, except for repurchases to administer our employee benefit plans. Shares of common stock repurchased and contributed to a trust for an employee benefit program (net of shares resold as needed to administer the plan) were 10,210 shares, (9,900) shares and (69,656) shares in 2003, 2002 and 2001, respectively, at a cost of approximately $0.1 million, ($0.5) million, ($5.5) million.

At December 31, 2003, 8.3 million shares of unissued FMC common stock were reserved for stock options and awards.

Accumulated other comprehensive loss consisted of the following:

	December 31,
	2003	2002
	(in Millions)
Deferred gain on derivative contracts	$0.2	$(2.8)
Minimum pension liability adjustment	(26.4)	(52.1)

Other comprehensive income (loss), net	(26.2)	(54.9)
Foreign currency translation adjustments	4.4	(118.0)

Accumulated other comprehensive loss	$(21.8)	$(172.9)

Covenants under our credit facility and debt agreements (Note 10) contain consolidated net worth and other requirements with which we were in compliance as of December 31, 2003.

On February 22, 1986, the Board of Directors of FMC declared a dividend distribution to each holder of record of common stock as of March 7, 1986, of one Preferred Share Purchase Right for each share of common stock outstanding on that date. Each right entitles the holder to purchase, under certain circumstances related to a change in control of the company, one one-hundredth of a share of Junior Participating Preferred Stock, Series A,

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

without par value, at a price of $300 per share (subject to adjustment), subject to the terms and conditions of a Rights Agreement dated February 22, 1986 as amended through February 9, 1996. The rights expire on March 7, 2006, unless redeemed by us at an earlier date. The redemption price of $.05 per right is subject to adjustment to reflect stock splits, stock dividends or similar transactions. We have reserved 400,000 shares of Junior Participating Preferred Stock for possible issuance under the agreement.

NOTE 15:    CAPITAL STOCK AND EARNINGS PER SHARE

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2003	2002	2001
	(in Millions, Except Share and Per Share Data)
Earnings:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$39.8	$69.1	$(306.3)
Discontinued operations, net of income taxes	(13.3)	(3.3)	(30.5)

Income (loss) before cumulative change in accounting principle	26.5	65.8	(336.8)
Cumulative effect of change in accounting principal, net of income taxes	—	—	(0.9)

Net income (loss)	$26.5	$65.8	$(337.7)

Basic earnings (loss) per common share
Continuing operations	$1.13	$2.06	$(9.85)
Discontinued operations	(0.38)	(0.10)	(0.98)
Cumulative effect of change in accounting principle	—	—	(0.03)

Net income (loss)	$0.75	$1.96	$(10.86)

Diluted earnings (loss) per common share
Continuing operations	$1.12	$2.01	$(9.85)
Discontinued operations	(0.37)	(0.09)	(0.98)
Cumulative effect of change in accounting principle	—	—	(0.03)

Net income (loss)	$0.75	$1.92	$(10.86)

Shares (in thousands):
Weighted average number of shares of common stock outstanding	35,193	33,468	31,052
Weighted average additional shares assuming conversion of stock options	398	875	—
Shares—diluted basis	35,591	34,343	31,052

The weighted average additional shares, assuming conversion of stock options, would have been 77,000 shares for the year ended December 31, 2001. These additional shares were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect on the computation.

NOTE 16:    FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, restricted cash, trade receivables, other current assets, accounts payable, and amounts included in investments and accruals meeting the definition of financial instruments. These financial instruments are stated at their carrying value, which is a reasonable estimate of fair value.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Instrument	Valuation Method
Forward Foreign Exchange Contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices of comparable contracts.

Energy Forward Contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices of comparable contracts.

Debt	Our estimates and information obtained from independent third parties using market data, such as bid/ask spreads for the last business day of the year.

The following table of the estimated fair value of financial instruments is based on estimated fair-value amounts that have been determined using available market information and appropriate valuation methods. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a current market exchange and do not represent potential gains or losses on these agreements.

Assets (liabilities)	December 31, 2003		December 31, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in Millions)
Foreign Exchange Forward Contracts	$(6.7)	$(6.7)	$(4.2)	$(4.2)
Energy Forward Contracts	8.4	8.4	(0.5)	(0.5)
Debt	(1,050.2)	(1,120.1)	(1,267.0)	(1,254.3)

Use of Derivative Financial Instruments to Manage Risk

We record foreign currency and energy contracts at fair value as assets or liabilities and the related gains or losses are deferred in stockholders’ equity as a component of other comprehensive income or loss. At December 31, 2003 the net deferred after-tax hedging gain in accumulated other comprehensive income was $0.2 million. At December 31, 2002, we recorded a loss of $2.8 million. We expect approximately $0.1 million of the 2003 gains to be realized in earnings over the twelve months ending December 31, 2004, as the underlying hedging transactions are realized. At various times, subsequent to December 31, 2004 we expect gains from cash flow hedge transactions to total, in the aggregate, approximately, $0.1 million. We recognize derivative gains and losses in the “costs of sales or services” line in the consolidated statements of income.

Foreign Currency Exchange Risk Management

We conduct business in many foreign countries, exposing earnings, cash flows, and our financial position to foreign currency risks. The majority of these risks arise as a result of foreign currency transactions. Our policy is to minimize exposure to adverse changes in currency exchange rates. This is accomplished through a controlled program of risk management that includes the use of foreign currency debt and forward foreign exchange contracts. We also use forward foreign exchange contracts to hedge firm and highly anticipated foreign currency cash flows, with an objective of balancing currency risk to provide adequate protection from significant fluctuations in the currency markets.

The primary currency movements for which we have exchange-rate exposure are the U.S. dollar versus the euro, the euro versus the Norwegian krone, the U.S. dollar versus the Japanese yen, and the U.S. dollar versus the Brazilian real.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to our outstanding cash flow hedges and which were recorded to earnings during the years ended December 31, 2003, 2002 and 2001 were less than $0.1 million.

We hold certain forward contracts that have not been designated as hedging instruments. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments, and changes in the fair value of these items are recorded in earnings. The net loss recorded in earnings for contracts not designated as hedging instruments in 2003 was $1.1 million. In 2002, we recognized a net gain of $9.0 million.

Commodity Price Risk

We are exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas, which we attempt to mitigate by hedging the cost of natural gas with futures contracts.

Interest Rate Risk

We manage interest rate exposure by using interest rate swap agreements to achieve a targeted mix of fixed- and variable-rate debt. In the agreements, we exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated on an agreed-upon notional principal amount. In 2003, we entered into interest rate swaps with an aggregate notional principal amount of $100.0 million. These swaps, in which we exchange net amounts based on making payments derived from a floating-rate index and receiving payments on a fixed-rate basis, are used to hedge the 10.25 percent senior secured notes due 2009.

Interest rate swaps that meet specific conditions under SFAS No. 133 are accounted for as fair-value hedges. The net position of these interest rate swap agreements was not material at December 31, 2003 and 2002. All fair value hedges were 100 percent effective at December 31, 2003 and 2002. As a result there was no effect on earnings from interest hedge ineffectiveness for 2003 and 2002.

Concentration of Credit Risk

Financial instruments that subject us to concentration of credit risk consist primarily of temporary cash investments, trade receivables and derivative contracts. Our policy is to place temporary cash investments with major, highly creditworthy financial institutions. Counterparties to derivative contracts are also limited to major financial institutions and organized exchanges. We limit the dollar amount of contracts entered into with any one financial institution and monitor counterparties’ credit ratings. While we may be exposed to credit losses due to the nonperformance of counterparties, we consider this risk remote.

Financial guarantees and letter-of-credit commitments

We enter into various financial instruments with off-balance-sheet risk as part of the normal course of business. These off-balance sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit, and other assistance to customers (Notes 1 and 18). Decisions to extend financial guarantees to customers, and the amount of collateral required under these guarantees, is based on our evaluation of creditworthiness on a case-by-case basis.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17    RELATED-PARTY TRANSACTIONS

FMC’s chemical and machinery businesses became two independent companies in 2001 through the spin-off of Technologies (Note 2). Prior to Technologies’ IPO, FMC and Technologies entered into certain agreements, which are described below, for purposes of governing the ongoing relationship between the two companies at and after the date of the Technologies separation from us.

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

According to the SDA, costs related to the IPO were the responsibility of Technologies and costs related to the distribution of Technologies shares were our responsibility. These distribution costs, which were borne by us, were immaterial. The two companies also agreed to equally share most general and administrative costs prior to the distribution, with our share of these expenses totaling $31.3 million in 2001.

The SDA provided for FMC and Technologies to enter into arrangements to govern the various interim relationships between the two companies.

A transition services agreement was entered into on December 31, 2001 between FMC and Technologies, which contemplated the provision of certain support services by one company to the other, such as cash management, accounting, tax, payroll, legal and other corporate, general and administrative functions. These services, with the exception of certain benefit-related services, terminated on December 31, 2002. Our costs related to these services totaled approximately $6 million in 2002.

FMC and Technologies entered into a tax sharing agreement wherein each company is obligated for those taxes associated with their respective businesses, generally determined as if each company filed its own consolidated, combined or unitary tax returns for any period where Technologies is included in the consolidated, combined or unitary tax return of FMC or its subsidiaries. If, within thirty months following the spin-off, Technologies breaches any representations in the tax sharing agreement relating to the favorable ruling FMC received from the IRS regarding the tax-free nature of the spin-off; takes or fails to take any action that causes such representations to be untrue; engages in a sale of substantially all of its assets; undergoes a change of control; or, discontinues the conduct of its business, the spin-off may be taxable to us. In the event the spin-off is determined to be taxable to us as a result of any of the foregoing, Technologies will be required to indemnify us for any resulting taxes, which would likely be material to our liquidity, results of operations and financial condition.

FMC and Technologies agreed that they would share insurance coverage under FMC’s comprehensive general liability and property policies through the 2002 and 2001 renewals. The 2002 policy for general liability expired in September 2003 and a separate program was established. The 2002 policy for property will expire in March 2004, at which time FMC and Technologies will establish a separate program. FMC and Technologies will also share, on an equal basis, past insurance policies, subject to reservation of disproportionate coverage in our favor for all prior policy periods up to 1985. This is to recognize certain legacy liabilities we retained. If either company uses more than its share of the policy coverage, it must indemnify the other company to ensure that the indemnified company’s share of policy coverage is unaffected.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FMC agreed to guaranty the performance by Technologies of certain obligations under a number of contracts, debt instruments, and reimbursement agreements. The latter agreements are associated with certain letters of credit. Prior to the spin-off, these obligations related to the businesses of Technologies. As of December 31, 2003, these guaranteed obligations totaled $6.8 million compared to $14.5 million at December 31, 2002. Under the SDA, Technologies agreed to indemnify FMC for these obligations.

FMC and Technologies generally did not engage in any inter-company commercial transactions; accordingly, there were no significant intercompany purchases, sales, receivables or payables in 2003, 2002, or 2001 from transactions of a commercial nature.

During 2003, FMC’s Board of Directors included several members who served on Technologies’ Board of Directors. They include: B.A. Bridgewater Jr., James R. Thompson and Edward J. Mooney.

The company sold trade receivables without recourse through its wholly owned, bankruptcy-remote subsidiary, FMC Funding Corporation. These transactions resulted in reductions of accounts receivable of $79.0 million at December 31, 2001. The company terminated this securitization program as part of its financing program (Note 10). Using proceeds from the refinancing the company made a final payment of $65.0 million to terminate its accounts receivable securitization on October 21, 2002.

NOTE 18    COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

We lease office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Leases of real estate generally provide for our payment of property taxes, insurance and repairs. Capital leases are not significant. Rent expense under operating leases amounted to $16.4 million, $15.3 million and $13.0 million in 2003, 2002 and 2001, respectively. Rent expense is net of credits (received for the use of leased transportation assets) of $22.3 million, $21.2 million and $20.6 million in 2003, 2002 and 2001, respectively.

Minimum future rentals under noncancelable leases aggregated approximately $179.9 million, before recoveries, as of December 31, 2003 and are estimated to be payable as follows: $27.5 million in 2004, $26.4 million in 2005, $19.5 million in 2006, $15.8 million in 2007, $14.7 million in 2008 and $76.0 million thereafter. Minimum future rentals for transportation assets included above aggregated approximately $85.0 million, against which we expect to continue to receive credits to substantially defray our rental expense.

We adopted the provisions of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires that we recognize the fair value of guarantee and indemnification arrangements issued or modified by us after December 31, 2002, if the arrangements are within the scope of that Interpretation. In addition, under accounting principles generally accepted in the United States of America, we continue to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees and indemnifications:

December 31, 2003
(in Millions)
Guarantees:
– Astaris debt	$35.4
– Astaris letters of credit	4.6
– Technologies performance guarantees	6.8
– Guarantees of vendor financing	44.3

Total	$91.1

In connection with the finalization of Astaris’ external financing agreement during the third quarter of 2000, FMC provided an agreement to lenders of Astaris under which we agreed to make “keepwell payments” in favor of Astaris sufficient to make up one half of any short-fall in Astaris’ earnings below certain levels. Astaris’ earnings did not meet the agreed levels for 2003, 2002 and 2001 and we do not expect that such earnings will meet the levels agreed for 2004. We contributed $62.8 million, $29.6 million and $31.3 million to Astaris under this arrangement in 2003, 2002 and 2001, respectively, and expect to contribute approximately $40 million in 2004 depending on Astaris’ performance and on Astaris’ ability to complete successfully the restructuring plan announced in the third quarter of 2003. (See Note 4.) The proportional amount of outstanding Astaris obligations subject to this agreement from FMC at December 31, 2003 was $40.0 million as compared to $88.5 million at December 31, 2002.

Astaris’ credit facility and our agreement under which FMC makes keepwell payments incorporate financial covenants contained in our principal credit facility, and Astaris’ credit facility contains customary default provisions related to our financial condition, results and solvency. In the fourth quarter of 2003, Astaris’ lenders agreed to accept a bank letter of credit furnished on behalf of Solutia in the amount of $67.0 million in exchange for a release of a security interest held by the lenders in certain of Solutia’s assets and the removal of Solutia’s financial covenants and solvency as grounds for default under Astaris’ credit facility.

At December 31, 2003, Astaris’ credit facility obligations, which FMC’s and Solutia’s keepwell payments are intended to support, included outstanding borrowings of $70.9 million and letters of credit of $9.2 million, compared to $167.9 million of outstanding borrowings and $9.1 million of letters of credit at December 31, 2002.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. A significant portion of the customers’ obligations to repay us for any amounts paid under the guarantees is secured by liens on their crops. Past losses under this program have been minimal. The totals of these guarantees secured by liens were $44.3 million and $18.2 million recorded on the consolidated balance sheets as “guarantees of vendor financing” at December 31, 2003 and 2002, respectively. At December 31, 2002, we also provided guarantees to financial institutions on behalf of certain Agricultural Products customers in Brazil to support their importation of third-party agricultural products totaling $4.5 million.

As discussed, in Note 17 “Related-Party Transactions” an indemnification was issued in connection with the divestiture of Technologies. The maximum amount of potential future payments cannot be determined because the indemnification is an unlimited obligation; however, based on the information available as of December 31, 2003, we do not expect these obligations to be material.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2000, we announced an agreement to settle a lawsuit related to its discontinued Defense Systems business. As a result, we recorded $65.7 million (net of income taxes of $14.3 million) in the results of discontinued operations during the quarter ended September 30, 2000. After receiving approval from the Department of Justice and the U.S. District Court, we paid approximately $80.0 million to settle the lawsuit in January 2001.

Other Commitments

On June 30, 1999, we acquired the assets of Tg Soda Ash, Inc. from Elf Atochem North America, Inc. (“Elf Atochem”) for approximately $51.0 million in cash and a contingent payment due at year-end 2003 based on the financial performance of the combined soda ash operations between 2001 and 2003. On December 31, 2003, we made a payment of $32.4 million based upon contract requirements. The final payment is subject to a 90-day review period and can be disputed by Elf Atochem during this period. We do not expect this review to result in any additional material payments.

On October 14, 2003, Solutia, our joint venture partner in Astaris (see Note 4), filed a lawsuit against us with the Circuit Court of St. Louis County, Missouri claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris. Solutia dismissed this Missouri lawsuit in February of 2004, having filed a virtually identical lawsuit in the U.S. Bankruptcy Court in the Southern District of New York. Solutia had filed for Chapter 11 bankruptcy protection in that same court on December 17, 2003.

We also have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. We believe that the ultimate resolution of these contingencies will not materially affect our consolidated financial position, results of operations or cash flows.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19    BUSINESS SEGMENT AND GEOGRAPHIC DATA

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in Millions)
Revenue
Agricultural Products	$640.1	$615.1	$653.1	$664.7	$632.4
Specialty Chemicals	515.8	488.2	472.0	488.8	564.5
Industrial Chemicals	770.6	753.4	822.0	905.6	1,141.3
Eliminations	(5.1)	(3.8)	(4.1)	(8.8)	(17.7)

Total	$1,921.4	$1,852.9	$1,943.0	$2,050.3	$2,320.5

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle
Agricultural Products	82.0	69.5	72.8	87.8	64.3
Specialty Chemicals	102.1	89.8	87.5	92.4	73.5
Industrial Chemicals	34.0	71.6	72.6	114.5	144.4

Segment operating profit (1)	218.1	230.9	232.9	294.7	282.2
Corporate	(37.3)	(35.6)	(36.3)	(36.2)	(41.3)
Other income and (expense), net	3.9	(0.4)	(1.6)	9.6	9.3

Operating profit before gains on divestitures of businesses, asset impairments, restructuring and other charges, interest expense, net and affiliate interest expense	184.7	194.9	195.0	268.1	250.2
Gains on divestitures of businesses (2)	—	—	—	—	55.5
Asset impairments (3)	—	—	(323.1)	(10.1)	(23.1)
Restructuring and other charges (4)	(48.2)	(30.1)	(280.4)	(35.2)	(11.1)
Interest expense, net	(92.2)	(71.6)	(58.3)	(61.8)	(76.4)
Affiliate interest expense (5)	(6.3)	(6.7)	(6.1)	(2.4)	—

Total	$38.0	$86.5	$(472.9)	$158.6	$195.1

Business segment results are presented net of minority interests, reflecting only FMC’s share of earnings. The corporate line primarily includes staff expenses while other income and expense, net consists of all other corporate items, including LIFO inventory adjustments and pension income or expense.

(1)	Results for all segments are net of minority interests in 2003, 2002, 2001, 2000 and 1999 of $2.9 million, $3.4 million, $2.3 million, $4.6 million, and $5.1 million, respectively, the majority of which pertain to Industrial Chemicals.

(2)	Gains on divestitures of businesses in 1999 relate to the process additives ($35.4 million) and Bioproducts ($20.1 million) operations, both of which are attributable to Specialty Chemicals.

(3)	Asset impairments in 2001 related to Industrial Chemicals ($224.2 million) and Specialty Chemicals ($98.9 million). See Note 5. Asset impairments in 2000 are related to Specialty Chemicals ($1.1 million) and Industrial Chemicals ($9.0 million). Asset impairments in 1999 are related to Specialty Chemicals ($14.7 million) and Industrial Chemicals ($8.4 million).

(4)

Restructuring and other charges in 2003 related to Industrial Chemicals ($42.9 million), Specialty Chemicals ($6.2 million), Agricultural Products ($1.0 million) and Corporate ($1.9 million, gain). The Industrial Chemicals amount includes our share of charges recorded by Astaris, which are included in “equity in (earnings) loss of affiliates” in our consolidated statements of income and were $53.3 million,

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

before tax, for the year ended December 31, 2003. Restructuring and other charges in 2002 are related to Industrial Chemicals ($15.0 million), Agricultural Products ($4.7 million), Specialty Chemicals ($1.9 million) and Corporate ($8.5 million). Restructuring and other charges in 2001 are related to Industrial Chemicals ($247.9 million), Corporate ($17.5 million), Agricultural Products ($12.5 million) and Specialty Chemicals ($2.5 million). See Note 6. Restructuring and other charges in 2000 are related to Specialty Chemicals ($1.8 million), Industrial Chemicals ($33.1 million) and Corporate ($0.3 million). Restructuring and other charges in 1999 are related to Agricultural Products ($5.1 million), Specialty Chemicals ($1.3 million), Industrial Chemicals ($0.6 million) and Corporate ($4.1 million).

(5)	FMC’s share of interest expense of Astaris. The equity in (earnings) loss of Astaris, is included in Industrial Chemicals.

	December 31,
	2003	2002	2001	2000	1999
	(in Millions)
Operating capital employed (1)
Agricultural Products	$567.3	$583.7	$565.5	$490.3	$552.0
Specialty Chemicals	628.6	560.5	561.4	661.2	652.9
Industrial Chemicals	594.6	547.6	477.9	715.2	818.0

Total operating capital employed	1,790.5	1,691.8	1,604.8	1,866.7	2,022.9
Segment liabilities included in total operating capital employed	544.8	510.7	669.5	580.9	559.3
Corporate items	493.5	669.5	202.9	(23.6)	(65.6)

Assets of continuing operations	2,828.8	2,872.0	2,477.2	2,424.0	2,516.6
Net assets of Technologies (2)	—	—	—	637.7	722.2

Total assets	$2,828.8	$2,872.0	$2,477.2	$3,061.7	$3,238.8

Segment assets (3)
Agricultural Products	$754.5	$777.0	$865.5	$738.9	$735.1
Specialty Chemicals	697.2	628.4	619.4	724.3	732.6
Industrial Chemicals	883.6	797.1	789.4	984.4	1,114.5

Total segment assets	2,335.3	2,202.5	2,274.3	2,447.6	2,582.2
Corporate items	493.5	669.5	202.9	(23.6)	(65.6)

Assets of continuing operations	2,828.8	2,872.0	2,477.2	2,424.0	2,516.6
Net assets of Technologies (2)	—	—	—	637.7	722.2

Total assets	$2,828.8	$2,872.0	$2,477.2	$3,061.7	$3,238.8

(1)	We view operating capital employed, which consists of assets, net of liabilities, reported by the company’s operations and excluding corporate items such as cash equivalents, debt, pension liabilities, income taxes and LIFO reserves as our primary measure of segment capital.

(2)	See Note 2.

(3)	Segment assets are assets recorded and reported by the segments and are equal to segment operating capital employed plus segment liabilities. See Note 1.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
	2003	2002	2001	2003	2002	2001	2003	2002	2001
	(in Millions)
Agricultural Products	$15.8	$20.7	$21.6	$29.3	$29.5	$28.0	$65.1	$58.8	$72.5
Specialty Chemicals	24.0	24.1	28.1	30.1	26.5	34.6	16.1	16.6	15.9
Industrial Chemicals	39.1	28.4	87.3	59.9	58.7	60.5	6.2	6.6	11.4
Corporate	8.1	10.7	8.6	5.3	4.1	8.5	—	—	—

Total	$87.0	$83.9	$145.6	$124.6	$118.8	$131.6	$87.4	$82.0	$99.8

Geographic Segment Information

	Year Ended December 31,
	2003	2002	2001
	(in Millions)
Revenue (by location of customer):
North America (1)	$834.8	$895.2	$926.8
Europe/Middle East/Africa	559.9	469.6	479.0
Latin America	308.9	284.2	319.7
Asia Pacific	217.8	203.9	217.5

Total	$1,921.4	$1,852.9	$1,943.0

(1)	The only country with sales in excess of 10 percent of consolidated revenue is the U.S., totaling $796.4 million, $853.7 million and $882.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

	December 31,
	2003	2002
	(in Millions)
Long-lived assets:
North America (1)	$964.9	$946.2
Europe/Middle East/Africa	492.7	420.5
Latin America	23.1	21.5
Asia Pacific	16.2	10.2

Total	$1,496.9	$1,398.4

(1)	The only country with long-lived assets in excess of 10 percent of consolidated long-lived assets is the U.S., which totaled $940.5 million and $899.2 million at December 31, 2003 and 2002, respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2003				2002
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
	(in Millions, Except Share and Per Share Data and Common Stock Prices)
Revenue	$434.0	$510.0	$470.5	$506.9	$434.2	$482.4	$476.6	$459.7
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interests, net interest expense and income taxes	31.9	57.0	57.7	55.1	21.8	43.8	51.4	39.8
Income (loss) from continuing operations	1.9	21.7	(3.4)	19.6	9.0	19.2	28.2	12.7
Income (loss) from discontinued operations, net of income taxes	—	—	—	(13.3)	—	—	—	(3.3)

Net income (loss)	$1.9	$21.7	$(3.4)	$6.3	$9.0	$19.2	$28.2	$9.4

Basic net income (loss) per common share (1)	$0.05	$0.62	$(0.10)	$0.18	$0.29	$0.59	$0.80	$0.27

Diluted net income (loss) per common share (1)	$0.05	$0.61	$(0.10)	$0.18	$0.28	$0.57	$0.79	$0.26

Weighted average shares outstanding:
Basic	35.2	35.2	35.2	35.2	31.5	32.6	35.1	35.1
Diluted	35.7	35.5	35.2	35.6	32.4	33.6	35.9	35.8

Common stock prices:
High	$28.19	$23.00	$27.60	$34.86	$42.30	$41.93	$30.43	$32.11
Low	$14.22	$15.37	$22.41	$25.15	$30.31	$27.82	$22.90	$24.83

Significant transactions that affected quarterly results in 2003 and 2002 are described in Notes 1, 4 and 6.

(1)	The sum of quarterly earnings per common share may differ from the full-year amount due to changes in the number of shares outstanding during the year.

NOTE 21    GUARANTORS

In accordance with the completion of our refinancing on October 21, 2002, condensed consolidated financial statements are being disclosed. The following entities: InterMountain Research and Development Corporation, FMC Asia-Pacific, Inc., FMC Overseas, Ltd., FMC WFC I, Inc., FMC WFC II, Inc., FMC WFC I NL, L.L.C., FMC Defense Corp., FMC Defense NL, L.L.C., FMC Properties, LLC, FMC Funding Corporation, FMC Idaho, LLC, wholly-owned direct and indirect domestic subsidiaries of FMC Corporation (“Guarantors”), fully and unconditionally guarantee the obligations under the refinancing program on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: FMC Corporation on a parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of December 31, 2003 and December 31, 2002, and for each of the years ended December 31, 2003, 2002 and 2001. The eliminating adjustments primarily reflect inter-company transactions, such as interest income and expense, accounts receivable and payable, advances, short- and long-term debt, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Guarantors as we have determined that such material information is available in the notes to FMC’s consolidated financial statements.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2003

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in Millions)
Revenues	$1,076.4	$335.6	$936.9	$(427.5)	$1,921.4
Costs of sales and services	732.3	243.2	803.4	(378.4)	1,400.5
Selling and general administrative expenses	168.1	27.8	41.0	—	236.9
Research and development expenses	78.4	4.5	4.5	—	87.4
Restructuring and other charges (gains)	(5.1)	—	—	—	(5.1)

Total costs and expenses	973.7	275.5	848.9	(378.4)	1,719.7

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interest, interest expense, net, and income taxes	102.7	60.1	88.0	(49.1)	201.7
Equity in (earnings) loss of affiliates	69.3	—	(1.7)	1.0	68.6
Minority interests	—	0.3	3.6	(1.0)	2.9
Interest expense, net	136.5	(42.5)	(1.8)	—	92.2

Income (loss) from continuing operations before income taxes	(103.1)	102.3	87.9	(49.1)	38.0
Provision (benefit) for income taxes	(35.5)	23.5	10.2	—	(1.8)

Income (loss) from continuing operations	(67.6)	78.8	77.7	(49.1)	39.8
Discontinued operations, net of income taxes	(13.3)	—	—	—	(13.3)

Net income (loss)	$(80.9)	$78.8	$77.7	$(49.1)	$26.5

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2002

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in Millions)
Revenues	$1,057.2	$287.8	$888.6	$(380.7)	$1,852.9
Costs of sales and services	709.9	237.9	761.0	(348.9)	1,359.9
Selling and general administrative expenses	159.6	23.8	40.7	—	224.1
Research and development expenses	72.8	4.5	4.7	—	82.0
Restructuring and other charges	29.5	—	0.6	—	30.1

Total costs and expenses	971.8	266.2	807.0	(348.9)	1,696.1

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interest, interest expense, net, and income taxes	85.4	21.6	81.6	(31.8)	156.8
Equity in (earnings) loss of affiliates	(2.8)	—	(2.0)	0.1	(4.7)
Minority interests	0.1	(0.3)	3.7	(0.1)	3.4
Interest expense, net	115.2	(44.8)	1.2	—	71.6

Income (loss) from continuing operations before income taxes	(27.1)	66.7	78.7	(31.8)	86.5
Provision (benefit) for income taxes	(19.3)	27.0	9.7	—	17.4

Income (loss) from continuing operations	(7.8)	39.7	69.0	(31.8)	69.1
Discontinued operations, net of income taxes	(3.3)	—	—	—	(3.3)

Net income (loss)	$(11.1)	$39.7	$69.0	$(31.8)	$65.8

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2001

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in Millions)
Revenues	$1,179.2	$306.3	$901.2	$(443.7)	$1,943.0
Costs of sales and services	731.5	281.2	751.4	(346.8)	1,417.3
Selling and general administrative expenses	226.8	(20.8)	39.2	(1.9)	243.3
Research and development expenses	86.8	5.2	7.8	—	99.8
Asset impairments, restructuring and other charges	263.2	333.1	7.2	—	603.5

Total costs and expenses	1,308.3	598.7	805.6	(348.7)	2,363.9

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interest, interest expense, net, and income taxes	(129.1)	(292.4)	95.6	(95.0)	(420.9)
Equity in (earnings) loss of affiliates	(6.8)	—	(1.8)	—	(8.6)
Minority interests	0.4	—	1.6	0.3	2.3
Interest expense, net	106.0	(46.2)	(1.5)	—	58.3

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(228.7)	(246.2)	97.3	(95.3)	(472.9)
Provision (benefit) for income taxes	(90.7)	(91.1)	15.2	—	(166.6)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	(138.0)	(155.1)	82.1	(95.3)	(306.3)
Discontinued operations, net of income taxes	(30.5)	—	—	—	(30.5)

Income (loss) before cumulative effect of change in accounting principle	(168.5)	(155.1)	82.1	(95.3)	(336.8)
Cumulative effect of change in accounting principle, net of income taxes	(0.9)	—	—	—	(0.9)

Net income (loss)	$(169.4)	$(155.1)	$82.1	$(95.3)	$(337.7)

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in Millions)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$142.1	$4.8	$47.0	$—	$193.9
Trade receivables, net of allowance	175.0	194.4	108.8	—	478.2
Inventories	70.9	65.0	98.2	(41.5)	192.6
Intercompany receivables	148.1	13.7	127.5	(289.3)	—
Other assets	62.1	13.8	36.2	—	112.1
Deferred income taxes	32.9	—	—	—	32.9

Total current assets	631.1	291.7	417.7	(330.8)	1,009.7
Investments	1,853.0	11.5	15.2	(1,810.9)	68.8
Property, plant and equipment, net	586.5	97.1	444.5	—	1,128.1
Goodwill	4.8	146.1	5.4	—	156.3
Other assets	110.7	7.2	25.8	—	143.7
Deferred income taxes	322.2	—	—	—	322.2

Total assets	$3,508.3	$553.6	$908.6	$(2,141.7)	$2,828.8

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$1.7	$12.1	$—	$13.8
Current portion of long-term debt	3.0	—	—	—	3.0
Accounts payable, trade and other	147.2	31.7	120.6	—	299.5
Inter-company payable	61.4	132.3	95.6	(289.3)	—
Accrued and other current liabilities	217.7	88.1	42.8	—	348.6
Accrued pension and other postretirement benefits, current	13.7	—	—	—	13.7
Income taxes payable	(222.5)	246.2	25.2	—	48.9

Total current liabilities	220.5	500.0	296.3	(289.3)	727.5
Long-term debt, less current portion	1,033.4	—	—	—	1,033.4
Accrued pension and other postretirement benefits, long-term	132.1	—	—	—	132.1
Intercompany long-term debt	1,222.5	(1,156.6)	(65.9)	—	—
Intercompany investments	(28.3)	—	(15.6)	43.9	—
Reserve for discontinued operations, environmental reserves and other long-term liabilities	221.6	—	—	—	221.6
Other long-term liabilities	21.2	55.2	1.2	—	77.6
Minority interests in consolidated companies	11.5	(0.3)	46.0	(8.9)	48.3
Stockholders’ equity (deficit):
Common stock and retained earnings	1,203.2	1,155.3	646.6	(1,887.4)	1,117.7
Accumulated other comprehensive loss	(21.8)	—	—	—	(21.8)
Treasury stock, common, at cost	(507.6)	—	—	—	(507.6)

Total stockholders’ equity	673.8	1,155.3	646.6	(1,887.4)	588.3

Total liabilities and stockholders’ equity	$3,508.3	$553.6	$908.6	$(2,141.7)	$2,828.8

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in Millions)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$321.0	$1.2	$42.0	$—	$364.2
Trade receivables, net of allowance	171.9	186.7	103.6	—	462.2
Inventories	76.8	57.7	85.4	(41.1)	178.8
Intercompany receivables	172.9	18.4	87.1	(278.4)	—
Other assets	59.6	15.8	37.1	—	112.5
Deferred income taxes	58.0	—	—	—	58.0

Total current assets	860.2	279.8	355.2	(319.5)	1,175.7
Investments	1,536.1	11.6	14.8	(1,522.8)	39.7
Property, plant and equipment, net	596.0	86.0	393.5	—	1,075.5
Goodwill	4.7	120.4	4.6	—	129.7
Other assets	131.2	0.1	22.2	—	153.5
Deferred income taxes	297.9	—	—	—	297.9

Total assets	$3,426.1	$497.9	$790.3	$(1,842.3)	$2,872.0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$45.5	$18.8	$—	$64.3
Current portion of long-term debt	166.8	—	—	—	166.8
Accounts payable, trade and other	148.8	29.5	108.2	—	286.5
Inter-company payable	50.0	161.0	67.4	(278.4)	—
Accrued and other current liabilities	215.6	60.4	42.0	—	318.0
Accrued pension and other postretirement benefits, current	14.8	—	—	—	14.8
Income taxes payable	(222.5)	233.5	13.2	—	24.2

Total current liabilities	373.5	529.9	249.6	(278.4)	874.6
Long-term debt, less current portion	1,035.5	—	0.4	—	1,035.9
Accrued pension and other postretirement benefits, long-term	182.2	—	—	—	182.2
Inter-company long-term debt	1,113.9	(1,086.6)	(27.3)	—	—
Inter-company investments	(640.2)	—	—	640.2	—
Reserve for discontinued operations, environmental reserves and other long-term liabilities	243.8	—	—	—	243.8
Other long-term liabilities	19.3	60.6	4.8	—	84.7
Minority interests in consolidated companies	10.7	0.3	43.3	(9.5)	44.8
Stockholders’ equity (deficit):
Common stock and retained earnings	1,767.9	993.7	519.5	(2,194.6)	1,086.5
Accumulated other comprehensive loss	(172.9)	—	—	—	(172.9)
Treasury stock, common, at cost	(507.6)	—	—	—	(507.6)

Total stockholders’ equity	1,087.4	993.7	519.5	(2,194.6)	406.0

Total liabilities and stockholders’ equity	$3,426.1	$497.9	$790.3	$(1,842.3)	$2,872.0

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

Year Ended December 31, 2003

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in Millions)
Cash provided (required) by operating activities	$298.7	$100.4	$100.0	$(294.6)	$204.5
Cash required by discontinued operations	(26.1)	—	—	—	(26.1)
Cash provided (required) by investing activities:
Capital expenditures	(37.2)	(8.8)	(41.0)	—	(87.0)
Other investing activities	(359.4)	(0.3)	(8.3)	297.2	(70.8)

Cash provided (required) by investing activities	(396.6)	(9.1)	(49.3)	297.2	(157.8)
Cash provided (required) by financing activities:
Change in short-term debt obligations, net	—	(43.8)	(6.7)	—	(50.5)
Repayment of long-term debt, net of increased borrowings	(168.2)	—	—	—	(168.2)
Other financing activities	251.0	(43.9)	(39.0)	(2.6)	165.5

Cash provided (required) by financing activities	82.8	(87.7)	(45.7)	(2.6)	(53.2)

Increase (decrease) in cash and cash equivalents	(41.2)	3.6	5.0	—	(32.6)
Beginning of year	46.4	1.2	42.0	—	89.6

End of period	$5.2	$4.8	$47.0	$—	$57.0

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders, FMC Corporation:

We have audited the accompanying consolidated balance sheets of FMC Corporation and consolidated subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Corporation and consolidated subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002 and Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 13, 2004

FMC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

Description	Balance, Beginning of Year	Provision	Write-offs (1)	Balance, End of Year
	(in Millions)
December 31, 2003
Reserve for doubtful accounts	$6.7	$4.2	$(4.0)	$6.9

Deferred tax valuation allowance	$22.4	$18.9	$(2.3)	$39.0

December 31, 2002
Reserve for doubtful accounts	$8.4	$1.8	$(3.5)	$6.7

Deferred tax valuation allowance	$18.0	$10.8	$(6.4)	$22.4

December 31, 2001
Reserve for doubtful accounts	$6.2	$2.1	$0.1	$8.4

Deferred tax valuation allowance	$14.0	$4.0	$—	$18.0

(1)	Write-offs are net of recoveries.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management on a timely basis to allow decisions regarding required disclosure. The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2003, these controls and procedures were effective.

(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during the company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors, appearing under the caption “III. Board of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on April 27, 2004 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Item 4A. Executive Officers of the Registrant” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance—Audit Committee” and “—Corporate Governance” in the Proxy Statement, and information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “VII. Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporated herein by reference in response to this Item 10.

ITEM 11.    EXECUTIVE COMPENSATION

The information contained in the Proxy Statement in the section titled “VI. Executive Compensation” with respect to executive compensation, and in the section titled “IV. Information About the Board of Directors and Corporate Governance—Board of Directors Compensation” with respect to director compensation, is incorporated herein by reference in response to this Item 11.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the section titled “V. Security Ownership of FMC” in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise	Weighted-average exercise price	Securities available for future issuance under equity compensation plans
Equity Compensation Plans approved by stockholders	4,918,152	$29.49	3,428,987

All of our equity compensation plans have been approved by stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.    AUDITOR FEES AND SERVICES

The information contained in the Proxy Statement in the section titled “II. The Proposals to be Voted On— Ratification of Appointment of Independent Public Accountants” is incorporated herein by reference in response to this Item 14.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Document filed with this Report

1.	Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.

2.	The following supplementary financial information is filed in this Form 10-K:

PAGE
Financial Statements Schedule
II – Valuation and qualifying accounts for the years 2003, 2002 and 2001	109

The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

3.	Exhibits: See attached Index of Exhibits

(b)	Reports on Form 8-K

The Registrant filed or furnished the following reports on Form 8-K or Form 8-K/A during the quarter ended December 31, 2003:

i.	Furnished October 14, 2003—Item 9 Press Release announcing that Astaris, the company’s 50/50 joint venture with Solutia Inc., will proceed with a restructuring plan

ii.	Furnished October 17, 2003—Item 9 Press Release announcing FMC’s response to a lawsuit filed by Solutia is without merit

iii.	Furnished October 30, 2003—Item 12 FMC Press Release on October 29, 2003, announcing the third quarter 2003 earnings of the company.

iv.	Furnished November 14, 2003—Item 9 FMC Overview presentation for analyst information meetings by William G. Walter

v.	Furnished December 9, 2003—Item 9 FMC presentation to senior lenders by W. Kim Foster and Thomas C. Deas

vi.	Furnished December 17, 2003—Item 9 Press Release announcing Mark P. Frissora’s election to the company’s board of directors effective January 1, 2004

vii.	Filed December 29, 3003—Item 5 and Item 7 FMC announced it has obtained the agreement of its bank lenders to reduce the applicable margin for its term loan and has achieved favorable amendments to the covenants in its credit facilities to accommodate the previously announced Astaris restructuring

The Current Reports on Form 8-K listed above under Item 9 are not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section.

(c)	Exhibits

Exhibit No.		Exhibit Description
*3.1		Restated Certificate of Incorporation, as filed on June 23, 1998 (Exhibit 4.1 to FMC Corporation’s Form S-3 filed on July 21, 1998)

*3.2		Restated By-Laws of FMC Corporation, as of January 1, 2001 (Exhibit 3.2 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2002)

*4.1		Amended and Restated Rights Agreement, dated as of February 19, 1988, between FMC Corporation and Harris Trust and Savings Bank (Exhibit 4 to FMC Corporation’s Registration Statement on Form SE (File No. 1-02376) filed on March 25, 1993)

*4.1.a		Amendment to Amended and Restated Rights Agreement, dated February 9, 1996 (Exhibit 1 to FMC Corporation’s Current Report on Form 8-K filed on February 9, 1996)

*4.2		Succession Agreement, dated as of August 6, 2002, among FMC Corporation, BNY Midwest Trust Company as Trustee, and Wachovia Bank, National Association as Successor Trustee (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

*4.3		Indenture, dated as of October 21, 2002, among FMC Corporation, the Subsidiary Guarantors Named Therein and Wachovia Bank, National Association (Exhibit 10.10 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

4(iii)	(A)	FMC Corporation undertakes to furnish to the Commission upon request, a copy of any instrument defining the rights of holders of long-term debt of FMC Corporation and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed.

*10.1		$500,000,000 Credit Agreement, dated as of October 21, 2002, among FMC Corporation, the Lenders and Issuers Party Thereto, Citicorp USA, Inc., ABN AMRO N.V., Bank of America, N.A., Wachovia Bank, National Association, Salomon Smith Barney Inc., Banc of America Securities LLC, and Wachovia Securities LLC (the “Credit Agreement”) (Exhibit 10.4 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

*10.1.a		Amendment Number 1 to the Credit Agreement, dated as of December 22, 2003 (Exhibit 99.2 of FMC Corporation’s Current Report on Form 8-K filed on December 29, 2003)

10.2		$40,000,000 Letter of Credit Agreement, dated as of October 21, 2002, among FMC Corporation, the Issuers Party Thereto, and Citicorp USA, Inc. (the “Letter of Credit Agreement”)

*10.2.a		Amendment Number 1 to the Letter of Credit Agreement, dated as of December 23, 2003 (Exhibit 99.3 of FMC Corporation’s Current Report on Form 8-K filed on December 29, 2003)

10.3		U.S. Subsidiary Guarantee, dated as of October 21, 2002, by each of the Subsidiary Guarantors

10.4		Parent Guarantee, dated as of October 21, 2002, by FMC Corporation

*10.5		Pledge and Security Agreement, dated as of October 21, 2002, by FMC Corporation in favor of Citicorp USA, Inc. as Bank Administrative Agent (Exhibit 10.5 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

*10.6		Shared Collateral Pledge and Security Agreement, dated as of October 21, 2002, by FMC Corporation in favor of Citibank N.A., as Collateral Trustee (Exhibit 10.6 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

*10.7		Collateral Trust Agreement, dated as of October 21, 2002, among FMC Corporation, Citicorp USA, Inc., Wachovia Bank, National Association, and Citibank, N.A. (Exhibit 10.7 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

*10.8		Purchase Agreement, dated October 9, 2002, between FMC Corporation and the Initial Purchasers relating to the 10.25% Senior Secured Notes, due 2009 (Exhibit 10.8 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

Exhibit No.	Exhibit Description

*10.9	Registration Rights Agreement, dated October 21, 2002, between FMC Corporation and the Initial Purchasers relating to the 10.25% Senior Secured Notes, due 2009 (Exhibit 10.9 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

†* 10.10	FMC Corporation Compensation Plan for Non-Employee Directors, as amended and restated May 1, 2000 (Exhibit 10.1 to the Annual Report on Form 10-K filed March 29, 2001)

†* 10.11	FMC 1990 Incentive Share Plan (Exhibit 10.1 to the Form SE (File No. 1-02376) filed on March 26, 1991)

†* 10.11.a	Amendment dated April 18, 1997 to FMC 1990 Incentive Share Plan (Exhibit 10.3.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on May 15, 1997)

†* 10.11.b	Amendment to the FMC 1990 Incentive Share Plan (Exhibit 10.1.a to FMC Corporation’s Annual Report on Form 10-K filed March 30, 2000)

†* 10.12	FMC Corporation Salaried Employees’ Equivalent Retirement Plan, as amended and restated effective as of May 1, 2001 (Exhibit 10.6 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

† 10.12.a	First Amendment of FMC Corporation Salaried Employees’ Equivalent Retirement Plan, effective as of August 1, 2002

†* 10.13	FMC Corporation Salaried Employees’ Equivalent Retirement Plan Grantor Trust, as amended and restated effective as of July 31, 2001 (Exhibit 10.6.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†* 10.14	FMC Corporation Non-Qualified Savings and Investment Plan, as amended and restated effective as of September 28, 2001 (Exhibit 10.7 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

† 10.14.a	First Amendment of FMC Corporation Non-Qualified Savings and Investment Plan, effective as of July 1, 2003

†* 10.15	FMC Corporation Non-Qualified Savings and Investment Plan Trust, as amended and restated effective as of September 28, 2001 (Exhibit 10.7.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

† 10.15.a	First Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of October 1, 2003

†* 10.16	FMC Corporation Incentive Compensation and Stock Plan Amended and Restated as of January 1, 2002 (Exhibit 10.1 to FMC Corporation’s Annual Report on Form 10-K filed March 11, 2003)

†*10.17	FMC Corporation Executive Severance Plan, as amended and restated effective as of May 1, 2001 (Exhibit 10.10 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.18	FMC Corporation Executive Severance Grantor Trust Agreement, dated July 31, 2001 (Exhibit 10.10.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.19	Executive Severance Agreement, entered into as of October 1, 2001, by and between FMC Corporation and William G. Walter (Exhibit 10.22 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2002)

† 10.20	Executive Severance Agreement, entered into as of December 31, 2001, by and between FMC Corporation and W. Kim Foster, with attached schedule

†*10.21	Executive Severance Agreement, entered into as of December 31, 2001, by and between FMC Corporation and Graham R. Wood, with attached schedule (Exhibit 10.24 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2002)

Exhibit No.	Exhibit Description

*10.22	Joint Venture Agreement between FMC Corporation and Solutia Inc., made as of April 29, 1999 (Exhibit 2.I to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.22.a	First Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of December 29, 1999 (Exhibit 2.II to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.22.b	Second Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of February 2, 2000 (Exhibit 2.III to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.22.c	Third Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of March 31, 2000 (Exhibit 2.IV to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.23	Separation and Distribution Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 2.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

*10.24	Tax Sharing Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 10.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

*10.25	Employee Benefits Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 10.2 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

*10.26	Transition Services Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 10.3 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

10.27	Guaranty Agreement, dated September 14, 2000, made by FMC Corporation in favor of Astaris LLC

12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

**23.2	Consent of KPMG LLP as it relates to Astaris, LLC

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

**99.1	Consolidated Financial Statement for Astaris, LLC

*	Incorporated by reference
**	To be filed by amendment
†	Management contract or compensatory plan or arrangement

(d)	Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated.

The consolidated financial statements of Astaris, LLP, our 50/50 joint venture with Solutia, for the three year period ended December 31, 2003 required to be included in this report pursuant to Rule 3-09 of Regulation S-X, are to be filed by amendment as Exhibit 99.1 no later than March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC CORPORATION

(Registrant)

By:	/s/ W. KIM FOSTER
W. Kim Foster Senior Vice President and Chief Financial Officer

Date:  March 4, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ W. KIM FOSTER W. Kim Foster	Senior Vice President and Chief Financial Officer	March 4, 2004

/s/ GRAHAM R. WOOD Graham R. Wood	Vice President, Controller (Principal Accounting Officer)	March 4, 2004

/s/ WILLIAM G. WALTER William G. Walter	Chairman of the Board and Chief Executive Officer

/s/ B. A. BRIDGEWATER, JR. B. A. Bridgewater, Jr	Director

/s/ PATRICIA A. BUFFLER Patricia A. Buffler	Director

/s/ G. PETER D’ALOIA G. Peter D’Aloia	Director

/s/ C. SCOTT GREER C. Scott Greer	Director

/s/ MARK P. FRISSORA Mark P. Frissora	Director

/s/ EDWARD J. MOONEY Edward J. Mooney	Director

/s/ WILLIAM F. REILLY William F. Reilly	Director

/s/ ENRIQUE J. SOSA Enrique J. Sosa	Director

/s/ JAMES R. THOMPSON James R. Thompson	Director

INDEX OF EXHIBITS FILED WITH FORM 10-K OF FMC CORPORATION

FOR THE YEAR ENDED DECEMBER 31, 2003

Exhibit No.	Exhibit Description

10.2	$40,000,000 Letter of Credit Agreement, dated as of October 21, 2002, among FMC Corporation, the Issuers Party Thereto, and Citicorp USA, Inc.

10.3	U.S. Subsidiary Guarantee, dated as of October 21, 2002, by each of the Subsidiary Guarantors

10.4	Parent Guarantee, dated as of October 21, 2002, by FMC Corporation

10.12.a	First Amendment of FMC Corporation Salaried Employees’ Equivalent Retirement Plan, effective as of August 1, 2002

10.14.a	First Amendment of FMC Corporation Non-Qualified Savings and Investment Plan, effective as of July 1, 2003

10.15.a	First Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of October 1, 2003

10.20	Executive Severance Agreement, entered into as of December 31, 2001, by and between FMC Corporation and W. Kim Foster, with attached schedule

10.27	Guaranty Agreement, dated September 14, 2000, made by FMC Corporation in favor of Astaris LLC

12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report