Form 10-K/A
period 2003-12-31
FMC CORP
filed 2004-03-30
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K    ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2004 Annual Meeting Stockholders	Part III

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Document filed with this Report

1.	Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K as filed with the Securities and Exchange Commission on March 11, 2004.

2.	The following supplementary financial information has been filed in this Form 10-K as filed with the Securities and Exchange Commission on March 11, 2004:

PAGE
Financial Statements Schedule
II – Valuation and qualifying accounts for the years 2003, 2002 and 2001	109

The schedules not included in the Form 10-K have been omitted because they are not applicable or the required information is presented in the financial statements or related notes.

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

vii.	Filed December 29, 2003—Item 5 and Item 7 FMC announced it has obtained the agreement of its bank lenders to reduce the applicable margin for its term loan and has achieved favorable amendments to the covenants in its credit facilities to accommodate the previously announced Astaris restructuring

The Current Reports on Form 8-K listed above under Item 9 are not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section.

(c)	Exhibits

Exhibit No.	Exhibit Description

*3.1	Restated Certificate of Incorporation, as filed on June 23, 1998 (Exhibit 4.1 to FMC Corporation’s Form S-3 filed on July 21, 1998)

*3.2	Restated By-Laws of FMC Corporation, as of January 1, 2001 (Exhibit 3.2 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2002)

*4.1	Amended and Restated Rights Agreement, dated as of February 19, 1988, between FMC Corporation and Harris Trust and Savings Bank (Exhibit 4 to FMC Corporation’s Registration Statement on Form SE (File No. 1-02376) filed on March 25, 1993)

*4.1.a	Amendment to Amended and Restated Rights Agreement, dated February 9, 1996 (Exhibit 1 to FMC Corporation’s Current Report on Form 8-K filed on February 9, 1996)

*4.2	Succession Agreement, dated as of August 6, 2002, among FMC Corporation, BNY Midwest Trust Company as Trustee, and Wachovia Bank, National Association as Successor Trustee (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

*4.3	Indenture, dated as of October 21, 2002, among FMC Corporation, the Subsidiary Guarantors Named Therein and Wachovia Bank, National Association (Exhibit 10.10 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

4(iii)(A)	FMC Corporation undertakes to furnish to the Commission upon request, a copy of any instrument defining the rights of holders of long-term debt of FMC Corporation and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed.

*10.1	$500,000,000 Credit Agreement, dated as of October 21, 2002, among FMC Corporation, the Lenders and Issuers Party Thereto, Citicorp USA, Inc., ABN AMRO N.V., Bank of America, N.A., Wachovia Bank, National Association, Salomon Smith Barney Inc., Banc of America Securities LLC, and Wachovia Securities LLC (the “Credit Agreement”) (Exhibit 10.4 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

*10.1.a	Amendment Number 1 to the Credit Agreement, dated as of December 22, 2003 (Exhibit 99.2 of FMC Corporation’s Current Report on Form 8-K filed on December 29, 2003)

**10.2	$40,000,000 Letter of Credit Agreement, dated as of October 21, 2002, among FMC Corporation, the Issuers Party Thereto, and Citicorp USA, Inc. (the “Letter of Credit Agreement”)

*10.2.a	Amendment Number 1 to the Letter of Credit Agreement, dated as of December 23, 2003 (Exhibit 99.3 of FMC Corporation’s Current Report on Form 8-K filed on December 29, 2003)

**10.3	U.S. Subsidiary Guarantee, dated as of October 21, 2002, by each of the Subsidiary Guarantors

**10.4	Parent Guarantee, dated as of October 21, 2002, by FMC Corporation

*10.5	Pledge and Security Agreement, dated as of October 21, 2002, by FMC Corporation in favor of Citicorp USA, Inc. as Bank Administrative Agent (Exhibit 10.5 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

*10.6	Shared Collateral Pledge and Security Agreement, dated as of October 21, 2002, by FMC Corporation in favor of Citibank N.A., as Collateral Trustee (Exhibit 10.6 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

*10.7	Collateral Trust Agreement, dated as of October 21, 2002, among FMC Corporation, Citicorp USA, Inc., Wachovia Bank, National Association, and Citibank, N.A. (Exhibit 10.7 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

*10.8	Purchase Agreement, dated October 9, 2002, between FMC Corporation and the Initial Purchasers relating to the 10.25% Senior Secured Notes, due 2009 (Exhibit 10.8 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

*10.9	Registration Rights Agreement, dated October 21, 2002, between FMC Corporation and the Initial Purchasers relating to the 10.25% Senior Secured Notes, due 2009 (Exhibit 10.9 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

†*10.10	FMC Corporation Compensation Plan for Non-Employee Directors, as amended and restated May 1, 2000 (Exhibit 10.1 to the Annual Report on Form 10-K filed March 29, 2001)

Exhibit No.	Exhibit Description

†*10.11	FMC 1990 Incentive Share Plan (Exhibit 10.1 to the Form SE (File No. 1-02376) filed on March 26, 1991)

†*10.11.a	Amendment dated April 18, 1997 to FMC 1990 Incentive Share Plan (Exhibit 10.3.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on May 15, 1997)

†*10.11.b	Amendment to the FMC 1990 Incentive Share Plan (Exhibit 10.1.a to FMC Corporation’s Annual Report on Form 10-K filed March 30, 2000)

†*10.12	FMC Corporation Salaried Employees’ Equivalent Retirement Plan, as amended and restated effective as of May 1, 2001 (Exhibit 10.6 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†**10.12.a	First Amendment of FMC Corporation Salaried Employees’ Equivalent Retirement Plan, effective as of August 1, 2002

†*10.13	FMC Corporation Salaried Employees’ Equivalent Retirement Plan Grantor Trust, as amended and restated effective as of July 31, 2001 (Exhibit 10.6.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.14	FMC Corporation Non-Qualified Savings and Investment Plan, as amended and restated effective as of September 28, 2001 (Exhibit 10.7 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†**10.14.a	First Amendment of FMC Corporation Non-Qualified Savings and Investment Plan, effective as of July 1, 2003

†*10.15	FMC Corporation Non-Qualified Savings and Investment Plan Trust, as amended and restated effective as of September 28, 2001 (Exhibit 10.7.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†**10.15.a	First Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of October 1, 2003

†*10.16	FMC Corporation Incentive Compensation and Stock Plan Amended and Restated as of January 1, 2002 (Exhibit 10.1 to FMC Corporation’s Annual Report on Form 10-K filed March 11, 2003)

†*10.17	FMC Corporation Executive Severance Plan, as amended and restated effective as of May 1, 2001 (Exhibit 10.10 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.18	FMC Corporation Executive Severance Grantor Trust Agreement, dated July 31, 2001 (Exhibit 10.10.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.19	Executive Severance Agreement, entered into as of October 1, 2001, by and between FMC Corporation and William G. Walter (Exhibit 10.22 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2002)

†**10.20	Executive Severance Agreement, entered into as of December 31, 2001, by and between FMC Corporation and W. Kim Foster, with attached schedule

†*10.21	Executive Severance Agreement, entered into as of December 31, 2001, by and between FMC Corporation and Graham R. Wood, with attached schedule (Exhibit 10.24 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2002)

*10.22	Joint Venture Agreement between FMC Corporation and Solutia Inc., made as of April 29, 1999 (Exhibit 2.I to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.22.a	First Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of December 29, 1999 (Exhibit 2.II to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.22.b	Second Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of February 2, 2000 (Exhibit 2.III to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.22.c	Third Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of March 31, 2000 (Exhibit 2.IV to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.23	Separation and Distribution Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 2.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

*10.24	Tax Sharing Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 10.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

*10.25	Employee Benefits Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 10.2 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

Exhibit No.	Exhibit Description

*10.26	Transition Services Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 10.3 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

**10.27	Guaranty Agreement, dated September 14, 2000, made by FMC Corporation in favor of Astaris LLC

**12	Computation of Ratios of Earnings to Fixed Charges

**21	FMC Corporation List of Significant Subsidiaries

**23.1	Consent of KPMG LLP

23.2	Consent of KPMG LLP as it relates to Astaris, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer

99.1	Consolidated Financial Statements of Astaris, LLC

*	Incorporated by reference
**	Previously filed
†	Management contract or compensatory plan or arrangement

(d)	Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated.

The consolidated financial statements of Astaris, LLP, our 50/50 joint venture with Solutia, for the three year period ended December 31, 2003 have been filed as Exhibit 99.1 to this Form 10-K/A pursuant to Rule 3-09 of Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC CORPORATION

(Registrant)

By:	/s/ WILLIAM G. WALTER

William G. Walter Chairman of the Board and Chief Executive Officer (Principal Accounting Officer)

By:	/s/ W. KIM FOSTER

W. Kim Foster Senior Vice President and Chief Financial Officer

By:	/s/ GRAHAM R. WOOD

Graham R. Wood Vice President, Controller (Principal Accounting Officer)

Date: March 30, 2004

INDEX OF EXHIBITS FILED WITH FORM 10-K/A—AMENDMENT NO. 1 OF FMC CORPORATION

FOR THE YEAR ENDED DECEMBER 31, 2003

Exhibit No.	Exhibit Description

23.2	Consent of KPMG LLP as it relates to Astaris, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer

99.1	Consolidated Financial Statements of Astaris, LLC