Form 10-Q
period 2004-03-31
FMC CORP
filed 2004-05-07
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT.)    YES  ☒    NO  ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at April 30, 2004
Common Stock, par value $0.10 per share	36,361,981

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in Millions, Except Share and Par Value Data)	Three Months Ended March 31,
	2004	2003
	(unaudited)
Revenue	$505.7	$434.0

Costs and Expenses
Costs of sales and services	377.6	325.2
Selling, general and administrative expenses	64.9	56.8
Research and development expenses	23.9	20.1
Restructuring and other charges (Note 6)	1.3	—

Total costs and expenses	467.7	402.1

Income from continuing operations before equity in loss of affiliates, minority interests, interest expense, net and income taxes	38.0	31.9
Equity in loss of affiliates (Note 14)	9.7	3.5
Minority interests	0.7	0.7
Interest expense, net	20.4	25.3

Income from continuing operations before income taxes	7.2	2.4
Provision (benefit) for income taxes	(0.1)	0.5

Income from continuing operations	7.3	1.9
Discontinued operations, net of income taxes (See Note 8)	(1.8)	—

Net income	$5.5	$1.9

Basic earnings per common share (Note 10):
Continuing operations	$0.20	$0.05
Discontinued Operations	(0.05)	—

Net income	$0.15	$0.05

Diluted earnings per common share (Note 10):
Continuing operations	$0.20	$0.05
Discontinued Operations	(0.05)	—

Net income	$0.15	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$65.1	$57.0
Restricted cash (Note 7)	136.7	136.9
Trade receivables, net of allowance of $7.8 at March 31, 2004 and $6.9 at December 31, 2003	550.6	478.2
Inventories	180.1	192.6
Other current assets	122.1	112.1
Deferred income taxes	32.7	32.9

Total current assets	1,087.3	1,009.7
Investments (Notes 14 and 15)	57.8	68.8
Property, plant and equipment, net (Note 5)	1,102.8	1,128.1
Goodwill (Note 3)	152.2	156.3
Other assets	140.6	143.7
Deferred income taxes	319.3	322.2

Total assets	$2,860.0	$2,828.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt (Note 7)	$22.9	$13.8
Current portion of long-term debt (Note 7)	3.0	3.0
Accounts payable, trade and other	256.7	299.5
Accrued and other liabilities	302.5	304.3
Guarantees of vendor financing (Note 15)	56.1	44.3
Accrued pensions and other postretirement benefits, current (Note 13)	13.2	13.7
Income taxes	40.3	48.9

Total current liabilities	694.7	727.5
Long-term debt, less current portion (Note 7)	1,096.3	1,033.4
Accrued pension and other postretirement benefits, long-term (Note 13)	132.0	132.1
Environmental liabilities, continuing and discontinued (Note 9)	153.6	156.0
Reserve for discontinued operations (Note 8)	65.5	65.6
Other long-term liabilities	73.3	77.6
Minority interests in consolidated companies	47.7	48.3
Commitments and contingent liabilities (Note 15)
Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2004 or 2003	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2004 and 2003; 43,800,495 issued shares at March 31, 2004 and 43,203,561 issued shares at December 31, 2003	4.4	4.3
Capital in excess of par value of common stock	357.0	338.8
Retained earnings	780.1	774.6
Accumulated other comprehensive loss (Note 11)	(37.0)	(21.8)
Treasury stock, common, at cost: 7,939,391 shares at March 31, 2004 and 7,942,161 shares at December 31, 2003	(507.6)	(507.6)

Total stockholders’ equity	596.9	588.3

Total liabilities and stockholders’ equity	$2,860.0	$2,828.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended March 31,
(in Millions)	2004	2003
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income from continuing operations	$7.3	$1.9
Adjustments from net income to cash required by operating activities of continuing operations:
Depreciation and amortization	33.2	30.5
Equity in loss of affiliates	9.7	3.5
Restructuring and other charges (Note 6)	1.3	—
Deferred income taxes	(0.3)	(1.6)
Minority interests	0.7	0.7
Other	4.4	1.9
Changes in operating assets and liabilities, excluding the effect of acquisitions and divestitures of businesses:
Trade receivables, net	(72.4)	(42.7)
Inventories	12.4	(5.1)
Other current assets and other assets	(6.0)	(22.8)
Accounts payable, trade and other	(42.8)	(54.9)
Accrued and other liabilities	(1.8)	5.8
Income taxes payable	(5.8)	0.5
Accrued pension and other postretirement benefits, net (Note 13)	(4.3)	(5.2)
Environmental spending, continuing (Note 9)	(0.8)	(1.9)
Restructuring and other spending (Note 6)	(4.5)	(7.9)

Cash required by operating activities	(69.7)	(97.3)

Cash required by discontinued operations:
Environmental spending, discontinued (Note 9)	(4.8)	(5.0)
Other reserves	(1.7)	(0.5)

Cash required by discontinued operations	(6.5)	(5.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (CONTINUED)

	Three Months Ended March 31,
(in Millions)	2004	2003
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(13.3)	$(17.1)
Proceeds from disposal of property, plant and equipment	1.3	0.8
Decrease in investments	—	0.7

Cash required by investing activities	(12.0)	(15.6)

Cash provided (required) by financing activities:
Net borrowings under committed credit facilities (Note 9)	67.0	87.0
Increase (decrease) in other short-term debt and commercial paper	9.0	(20.7)
Net decrease in restricted cash	0.2	15.3
Increase in guarantees of vendor financing (Note 15)	11.8	20.1
Repayment of long-term debt (Note 7)	(4.5)	(16.1)
Distributions to minority partners	(1.2)	(1.8)
Issuances of common stock, net	15.5	3.3

Cash provided by financing activities	97.8	87.1

Effect of exchange rate changes on cash and cash equivalents	(1.5)	1.7

Increase (decrease) in cash and cash equivalents	8.1	(29.6)
Cash and cash equivalents, beginning of period	57.0	89.6

Cash and cash equivalents, end of period	$65.1	$60.0

Supplemental disclosure of cash flow information: Cash paid for interest was $15.0 million and $17.6 million, and cash paid for income taxes, net of refunds, was net taxes paid of $6.1 million and a net refund of $3.0 million for the three months ended March 31, 2004 and 2003, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the three months ended March 31, 2004 and 2003, and our financial position as of March 31, 2004. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet as of March 31, 2004 and the related condensed consolidated statement of operations for the three months ended March 31, 2004 and 2003, and condensed consolidated statement of cash flows for the three months ended March 31, 2004 and 2003, have been reviewed by our independent accountants. The review is described more fully in their report included herein.

Our accounting policies are set forth in detail in Note 1 to the 2003 consolidated financial statements on Form 10-K. Certain prior year amounts have been reclassified to conform to the current period’s presentation.

Note 2: Recently Adopted and Issued Accounting Pronouncements

Recently adopted accounting standards

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities – a modification of FASB Interpretation No. 46,”(“FIN 46R”) on March 15, 2004. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R establishes standards under which a variable interest entity should be consolidated by the primary beneficiary. This standard did not have an effect on our financial condition or results of operations for the three months ended March 31, 2004.

In December 2003 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”) effective December 17, 2003. SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of SABs to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations related to revenue recognition. We believe our revenue recognition policies are in compliance with SAB 104.

In December of 2003 we adopted Statement of Financial Accounting Standard No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”) as amended. SFAS No. 132 retains the existing disclosures and requires additional disclosures to provide more detail about pension plan assets, benefit obligations, cash flows, benefit costs and related information. We have included the required disclosures in Note 12 in our 2003 consolidated financial statements on Form 10-K and Note 13 in this Form 10-Q.

New accounting standards

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” we have elected to defer recognition of the effects of the Medicare Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. The amounts of other postretirement benefit liabilities and net periodic other postretirement benefit costs disclosed herein do not reflect the effects of the subsidy because we are unable to determine whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Medicare Act.

Note 3: Goodwill and Intangible Assets

Goodwill at March 31, 2004 and December 31, 2003 was $152.2 million and $156.3 million, respectively. The majority of goodwill is attributed to an acquisition in the Specialty Chemicals segment. There are no other material indefinite life intangibles, other than goodwill related to this acquisition, at March 31, 2004.

Our definite life intangibles totaled $14.2 million and $14.8 million at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004, these definite life intangibles were allocated among our business segments as follows: $9.0 million in Agricultural Products, $3.2 million in Specialty Chemicals and $2.0 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, industry licenses and other intangibles. Amortization was not significant in the periods presented.

Note 4: Financial Instruments and Risk Management

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to our outstanding cash flow hedges and which were recorded to earnings during the three months ended March 31, 2004 and 2003, were immaterial. At March 31, 2004 and 2003, the net deferred hedging gain in accumulated other comprehensive loss was $5.5 million and $0.8 million, respectively. Approximately $4.3 million of net gains are expected to be recognized in earnings during the twelve months ending March 31, 2005, as the underlying hedged transactions are realized, and net gains of $1.2 million are expected to be recognized at various times subsequent to March 31, 2005 and continuing through December 31, 2005.

Note 5: Property, Plant and Equipment

Property, plant and equipment consisted of the following, in millions:

	March 31, 2004	December 31, 2003
Property, plant and equipment	$2,850.1	$2,859.8
Accumulated depreciation	1,747.3	1,731.7

Property, plant and equipment, net	$1,102.8	$1,128.1

Note 6: Restructuring and other charges

Restructuring and other charges totaled $1.3 million ($0.8 million after tax), for the three months ended March 31, 2004 as a result of severance costs that are expected to result in improved cost efficiencies. Agricultural Products recorded $0.8 million and Specialty Chemicals recorded $0.5 million in severance costs related to a total of approximately 30 people, most of whom have either separated or will separate from FMC in 2004. Restructuring and other charges recorded in the first quarter of 2003 were immaterial.

Reserves for restructuring and other charges were $45.9 million and $49.1 million at March 31, 2004 and December 31, 2003, respectively. Restructuring spending in the first quarter of 2004 of $4.5 million largely related to programs initiated in prior years. Spending during the three months ended March 31, 2004 was primarily for severance payments for previously announced workforce reductions and shutdown costs at the Pocatello, Idaho facility. (See Note 14).

The following table shows a rollforward of restructuring and other reserves for the first three months of 2004 and the related spending and other changes:

	U.S. Phosphorus Chemicals Business (1)			FMC’s Reorganization	Workforce Related and Facility Shutdown (2)	Total
	Pocatello Shutdown		Tribal Fund
(in Millions)	Shutdown	Remediation

Balance at 12/31/2003	$6.3	$31.7	$6.0	$0.6	$4.5	$49.1
Increase in reserves	—	—	—	—	1.3	1.3
Cash payments	(2.3)	(0.7)	—	—	(1.5)	(4.5)

Balance at 3/31/2004 (3)(4)	$4.0	$31.0	$6.0	$0.6	$4.3	$45.9

(1)	All phosphorus restructuring and other charges were recorded in 2001.
(2)	Primarily severance costs.
(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.
(4)	Shutdown and remediation reserve balances are recorded net of recoveries from Astaris of $20.8 million and $4.0 million, respectively.

Note 7: Debt

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	March 31, 2004	December 31, 2003
Short-term debt	$22.9	$13.8
Current portion of long-term debt	3.0	3.0

Total debt maturing within one year	$25.9	$16.8

Short-term debt consisted primarily of foreign credit lines at March 31, 2004 and December 31, 2003. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Restricted cash shown on the condensed consolidated balance sheets provides collateral assuring the payment of certain self-insurance obligations, environmental remediation activities, future business commitments and cash to collateralize letters of credit supporting variable-rate pollution control and industrial revenue bonds. Restricted cash was $136.7 million at March 31, 2004 and $136.9 million at December 31, 2003.

Long-term debt:

Long-term debt consists of the following:

	March 31, 2004
(in Millions)	Interest Rate Percentage	Maturity Date	3/31/2004	12/31/2003
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	1.0-7.05	2007-2032	$218.7	$218.7
Debentures (less unamortized discounts of $0.2 million and $0.2 million, respectively)	7.75	2011	45.3	45.3
Medium-term notes (less unamortized discounts of $0.3 million and $0.3 million, respectively)	6.75-7.32	2005-2008	177.2	177.1
Senior secured notes (less unamortized discounts of $3.5 million and $3.6 million, respectively)	10.25	2009	351.5	351.4
Senior secured term loan (less unamortized discounts of $3.7 million and $3.9 million, respectively)	3.59	2007	239.3	243.6
Senior secured revolving credit facility	4.83	2005	67.0	—
Other	2.5	2007	0.3	0.3

Total debt			1,099.3	1,036.4
Less: debt maturing within one year			3.0	3.0

Total long-term debt			$1,096.3	$1,033.4

In the first quarter of 2003, we redeemed $15.7 million of our 6.375 percent senior notes due September 2003 at a premium plus accrued interest totaling $0.7 million.

At March 31, 2004 and December 31, 2003, there were $41.0 million of principal amount outstanding of variable-rate industrial and pollution revenue bonds supported by $43.3 million in bank letters of credit, which are fully collateralized with cash included as part of restricted cash on the condensed consolidated balance sheets.

Under our credit facilities we had term loan facility borrowings of $243.0 million and $247.5 million at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004 and December 31, 2003 we had $180.4 million and $247.4 million of availability, respectively, under our $250.0 million committed revolving credit facility. There were no outstanding borrowings under this facility at December 31, 2003. Letters of credit outstanding under the revolving credit facility totaled $2.6 million at March 31, 2004 and December 31, 2003.

Among other restrictions, the credit facilities contain financial covenants related to leverage (measured as the ratio of adjusted earning to debt), interest coverage (measured as the ratio of interest expense to adjusted earnings), consolidated net worth and capital spending. In December 2003, to accommodate the financial effects on us of the Astaris restructuring plan, we were successful in obtaining favorable amendments to the covenants in our credit facilities. Along with the favorable covenant amendments, the lenders under our credit facilities agreed to reduce the applicable margin under the term loan facility by 2.25 percent per annum. We were in compliance with all debt covenants then applicable at March 31, 2004 and December 31, 2003.

Note 8: Reserves for Discontinued Operations

In the first three months of 2004, we recorded a $3.0 million ($1.8 million after tax) charge to discontinued operations. A charge of $2.2 million ($1.3 million after-tax) was taken to increase our reserves for environmental issues at our Middleport site to recognize specific obligations incurred at the end of the first quarter of 2004. (See a rollforward of our environmental reserve in Note 9.) Additionally, we charged discontinued operations for legal costs related to discontinued businesses of $0.8 million ($0.5 million after-tax).

Reserves for discontinued operations at March 31, 2004 and December 31, 2003 were $65.5 million and $65.6 million, respectively. At March 31, 2004, substantially all discontinued operations reserves were related to other post-retirement benefit liabilities, self insurance and other long-term obligations associated with operations discontinued between 1976 and 2001.

Note 9: Environmental Obligations

We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $197.4 million and $203.1 million, excluding recoveries, have been provided at March 31, 2004 and December 31, 2003, respectively.

At March 31, 2004 and December 31, 2003, expected recoveries were $15.5 million and $17.0 million, respectively, the majority of which at each date relates to existing contractual arrangements with U.S. government agencies and insurance carriers. Cash recoveries recorded as realized claims against third parties were $1.5 million in the first three months of 2004. Total cash recoveries recorded for the year ended December 31, 2003 were $10.7 million.

The long-term portions of environmental reserves, net of recoveries, totaling $153.6 million and $156.0 million at March 31, 2004 and December 31, 2003, respectively, are included in environmental liabilities, continuing and discontinued. The short-term portion of continuing obligations is recorded as accrued and other liabilities.

We have estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $75 million at March 31, 2004 and may be satisfied over the next twenty years or longer. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. We believe the liability arising from these potential environmental obligations is not likely to have a materially adverse effect on our liquidity or financial condition.

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2003 to March 31, 2004.

(in Millions)	Operating and Discontinued Sites (1)	Pocatello		Total
		Pre-existing (3)	Remediation from Pocatello Shutdown (4)
Total environmental reserves, net of recoveries at December 31, 2003 (2)	$126.3	$28.1	$31.7	$186.1

2004:
Provision	2.2	—	—	2.2
Spending, net of cash recoveries	(5.0)	(0.6)	(0.7)	(6.3)
Non-cash changes	(0.1)	—	—	(0.1)

Net change	(2.9)	(0.6)	(0.7)	(4.2)

Total environmental reserves, net of recoveries at March 31, 2004 (2)	$123.4	$27.5	$31.0	$181.9

Environmental reserves, current, net of recoveries	$11.3	$14.6	$2.4	$28.3
Environmental reserves, long-term continuing and discontinued, net of recoveries	112.1	12.9	28.6	153.6

Total environmental reserves, net of recoveries at March 31, 2004 (2)	$123.4	$27.5	$31.0	$181.9

(1)	“Current” includes only those reserves related to continuing operations.
(2)	Balance includes environmental remediation reserves related to the shutdown of Pocatello recorded as part of Pocatello shutdown, remediation and other charges in 2001. (See rollforward of restructuring and other charges table in Note 6.)
(3)	Pocatello remediation reserve created prior to the decision to shutdown the facility in 2001.
(4)	Additional remediation reserves recorded at the time of the Pocatello shutdown (Note 6).

In the three months ended March 31, 2004, we recorded environmental provisions totaling $2.2 million ($1.3 million after-tax) to increase our reserves for environmental issues at our Middleport site to recognize specific obligations incurred at the end of that quarter. There was no increase to the provision in the first quarter of 2003.

A more complete description of our environmental contingencies and the nature of our potential obligations is included in Notes 1 and 11 to our 2003 consolidated financial statements on Form 10-K.

Note 10: Capital Stock and Earnings Per Share

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months ended March 31,
(in Millions Except Share and Per Share Data)	2004	2003
Earnings:
Income from continuing operations	$7.3	$1.9
Discontinued operations, net of income taxes	(1.8)	—

Net income	$5.5	$1.9

Basic earnings per common share:
Continuing operations	$0.20	$0.05
Discontinued operations	(0.05)	—

Net income	$0.15	$0.05

Diluted earnings per common share:
Continuing operations	$0.20	$0.05
Discontinued operations	(0.05)	—

Net income	$0.15	$0.05

Shares (in thousands)
Weighted average number of shares of common stock outstanding	35,479	35,151
Weighted average additional shares assuming conversion of stock options	899	520

Shares – diluted basis	36,378	35,671

Note 11: Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income (loss) for the quarter ended March 31, 2004 and 2003 consisted of the following:

	Three months ended March 31,
(in Millions)	2004	2003
Net income	$5.5	$1.9
Other comprehensive income (loss):
Foreign currency translation adjustment	(20.5)	25.8
Net deferral of hedging gains (losses)	5.3	3.5

Comprehensive income (loss)	$(9.7)	$31.2

Note 12: Stock Compensation

We adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure – An Amendment of FASB Statement No. 123.” At March 31, 2004 and 2003, we have various stock-based compensation plans as described in Note 13 to the 2003 consolidated financial statements on Form 10-K. We account for our stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock compensation plans.

	Three months ended March 31,
(in Millions, Except Per Share Data)	2004	2003
Net income, as reported	$5.5	$1.9
Deduct total stock option employee compensation expense determined under a fair value based method, net of related tax effects	(1.3)	(1.0)

Pro forma net income	$4.2	$0.9

Basic earnings per common share:
As reported	$0.15	$0.05
Pro forma	$0.12	$0.03
Diluted earnings per common share:
As reported	$0.15	$0.05
Pro forma	$0.12	$0.03

Note 13: Pensions and Other Postretirement Benefits

The following table summarizes the components of net annual benefit cost (income) for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	Pensions		Other Benefits
(in Millions)	2004	2003	2004	2003
Components of net annual benefit cost:
Service cost	$3.6	$3.7	$0.1	$0.1
Interest cost	12.1	12.0	1.6	1.3
Expected return on plan assets	(13.8)	(14.1)	—	—
Amortization of prior service cost	0.4	0.4	(0.6)	(0.8)
Recognized net actuarial (gain) loss	0.6	(0.2)	(0.1)	0.3

Net periodic benefit cost from continuing operations	$2.9	$1.8	$1.0	$0.9

We made voluntary cash contributions to our U.S. defined benefit pension plan of $2.7 million in the three months ended March 31, 2004. We did not make any contributions to the plan in the three months ended March 31, 2003. We expect that our total voluntary cash contributions to the plan for 2004 will be approximately $8 million.

Note 14: Joint Venture

Effective April 1, 2000, FMC and Solutia Inc. (“Solutia”) formed a joint venture that includes the North American and Brazilian phosphorus chemical operations of both companies. The joint venture, Astaris LLC, is owned equally by FMC and Solutia.

In the fourth quarter of 2003, the Board of Managers of Astaris announced the approval of a restructuring plan to improve Astaris’ financial performance. Our portion of Astaris’ first quarter 2004 restructuring charges related to this plan, which totaled $9.5 million, was recorded in “Equity in loss (earnings) of affiliates.” As part of the financial support provided to Astaris during its restructuring we have agreed to defer until September 2005 $7.5 million in payments anticipated from Astaris that were due on or before March 31, 2004. These deferrals include scheduled reimbursement to FMC for Pocatello shutdown, amounts owed for the shutdown of the Green River sodium tripolyphosphate (“STPP”) plant and amounts owed for certain raw materials supplied by FMC.

Effective April 1, 2000, we accounted for our investment in Astaris under the equity method. At March 31, 2004 our investment in Astaris was $4.9 million compared to $15.4 million at December 31, 2003. The investment account at March 31, 2004 includes $40.0 million for 2004 keepwell payments (“keepwells,” as described in Note 15) that are expected to be paid in the second quarter of 2004. The restructuring plan mentioned above, the current level of Astaris debt and the third quarter 2003 changes to the Astaris credit facility (described in Note 15) have increased the likelihood that these payments will be made in 2004. The keepwells are recorded in accrued and other liabilities as of March 31, 2004.

The formation of the Astaris joint venture and several key changes in the operating processes of the joint venture have from time to time resulted in the recording of assets and liabilities exclusive of our initial equity investment in Astaris. Among these liabilities are our commitments to make payments in support of earnings shortfalls under the joint venture’s credit agreement (see Note 15). Assets related to Astaris at March 31, 2004 include a receivable for $24.8 million for their contribution to the shutdown costs related to the closure of the joint venture’s elemental phosphorus plant in Pocatello, Idaho and a receivable of $16.7 million due to Astaris’ agreement to fund an equal portion of FMC’s and Solutia’s future other postretirement benefit obligations to former employees of the companies’ phosphorus chemicals businesses.

Note 15: Commitments, Guarantees and Contingencies

We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2004:

(in Millions)	March 31, 2004
Guarantees:
– Astaris debt (see also Note 14)	$32.7
– Astaris letters of credit	4.6
– Technologies performance guarantees	4.0
– Guarantees of vendor financing (see below)	56.1

Total	$97.4

In connection with the finalization of Astaris’ external financing arrangements during the third quarter of 2000, we entered into an agreement with Astaris’ lenders under which we agreed to make payments (“keepwell payments”) sufficient to make up one-half of the shortfall in Astaris’ earnings below certain levels. Solutia, which owns the other 50 percent of Astaris, provided a parallel agreement under which it agrees to make keepwell payments for the other half of any shortfall in Astaris’ earnings.

The investment account at March 31, 2004 includes $40.0 million for 2004 keepwell payments that are expected to be paid in the second quarter of 2004. In accordance with the restructuring plan discussed in Note 14 above, the current level of Astaris debt and the third quarter 2003 changes to the Astaris credit facility (described below) have increased the likelihood that these payments will be made in 2004. These amounts, totaling $40.0 million, are recorded in accrued and other liabilities as of March 31, 2004. In addition, in connection with the implementation of the Astaris restructuring plan we have agreed to defer until September 2005 $7.5 million in payments anticipated from Astaris. (See Note 14.)

At March 31, 2004, Astaris’ credit facility obligations, which FMC’s and Solutia’s keepwell payments are intended to support, included outstanding borrowings of $65.4 million and letters of credit of $9.2 million, compared to $70.9 million of outstanding borrowings and $9.2 million of letters of credit at December 31, 2003.

We agreed to guarantee the performance by FMC Technologies, Inc. of certain obligations under several contracts, debt instruments, and reimbursement agreements associated with letters of credit. (See Notes 2 and 17 to the 2003 consolidated financial statements on Form 10-K.) These guaranteed obligations totaled $4.0 million as of March 31, 2004 compared to $6.8 million as of December 31, 2003.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. A significant portion of the customers’ obligations to repay us for any amounts paid under the guarantees is secured by liens on their crops. Past losses under this program have been minimal. The total of these guarantees was $56.1 and $44.3 million at March 31, 2004 and December 31, 2003, respectively and are recorded on the condensed consolidated balance sheets for each date as guarantees of vendor financing.

Other Commitments

We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. We believe that the ultimate resolution of our known contingencies will not materially affect our consolidated financial position, results of operations or cash flows.

We have accepted the return of various railcars from Astaris, resulting in additional future lease obligations of $8.2 million compared to our future contractual lease commitments disclosed in the “Contractual Commitments” table and Note 18 in our 2003 Form 10-K.

On October 14, 2003, Solutia, our joint venture partner in Astaris (see Note 14), filed a lawsuit against us with the Circuit Court of St. Louis County, Missouri claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris. Solutia dismissed this Missouri lawsuit in February 2004, having filed a virtually identical lawsuit in the U.S. Bankruptcy Court in the Southern District of New York. Solutia had filed for Chapter 11 bankruptcy protection in that same court on December 17, 2003.

Note 16: Segment Information

	Three Months Ended March 31,
(in Millions)	2004	2003
Revenue
Agricultural Products	$173.4	$128.5
Specialty Chemicals	134.7	126.9
Industrial Chemicals	198.3	179.8
Eliminations	(0.7)	(1.2)

Total	$505.7	$434.0

Income (loss) from continuing operations before income taxes
Agricultural Products	$19.7	$5.3
Specialty Chemicals	24.6	24.4
Industrial Chemicals	6.7	9.8

Segment operating profit	51.0	39.5
Corporate	(9.3)	(7.3)
Other expense, net	(2.8)	(2.9)

Operating profit before restructuring and other (charges) gains and net interest expense	38.9	29.3
Restructuring and other charges (1)	(10.8)	—
Interest expense, net	(20.4)	(25.3)
Affiliate interest expense (2)	(0.5)	(1.6)

Total	$7.2	$2.4

(1)	See Note 6 for details of restructuring and other charges and Note 14 for details of the restructuring in Astaris.
(2)	Our share of interest expense of Astaris, the phosphorus joint venture. The equity in loss of the joint venture is included in the Industrial Chemicals segment.

Note 17: Guarantors

In accordance with the completion of our refinancing on October 21, 2002, condensed consolidated financial statements are being disclosed. The following entities: wholly-owned direct and indirect domestic subsidiaries of the company (“Guarantors”), fully and unconditionally guarantee the obligations under the refinancing program on a joint and several basis: InterMountain Research and Development Corporation, FMC Asia-Pacific, Inc., FMC Overseas, Ltd., FMC WFC I, Inc., FMC WFC II, Inc., FMC WFC I NL, L.L.C., FMC Defense Corp., FMC Defense NL, L.L.C., FMC Properties, LLC, FMC Funding Corporation, FMC Idaho, LLC. The following consolidating condensed financial statements present, in separate columns, financial information for: FMC Corporation on a parent-only basis carrying its investment in subsidiaries under the equity method; the Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis, eliminating adjustments; and consolidated totals as of March 31, 2004 and December 31, 2003, and for each of the three month periods ended March 31, 2004 and 2003. The eliminating adjustments primarily reflect inter-company transactions, such as interest income and expense, accounts receivable and payable, advances, short- and long-term debt, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Guarantors we have determined that such material information is available in the notes to our consolidated financial statements.

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF INCOME (unaudited)

Three months ended March 31, 2004

(in Millions)	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$284.9	$100.3	$244.2	$(123.7)	$505.7
Costs of sales and services	203.8	71.2	210.9	(108.3)	377.6
Selling and general administrative expenses	46.0	7.7	11.2	—	64.9
Research and development expenses	21.3	1.2	1.4	—	23.9
Restructuring and other charges	1.3	—	—	—	1.3

Total costs and expenses	272.4	80.1	223.5	(108.3)	467.7

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interest, interest expense, net, and income taxes	12.5	20.2	20.7	(15.4)	38.0
Equity in (earnings) loss of affiliates	9.0	—	(0.5)	1.2	9.7
Minority interests	—	1.1	0.8	(1.2)	0.7
Interest expense, net	25.0	(4.5)	(0.1)	—	20.4

Income (loss) from continuing operations before income taxes	(21.5)	23.6	20.5	(15.4)	7.2
Provision (benefit) for income taxes	(10.6)	6.3	4.2	—	(0.1)

Income (loss) from continuing operations	(10.9)	17.3	16.3	(15.4)	7.3
Discontinued operations, net of income taxes	(1.8)	—	—	—	(1.8)

Net income (loss)	$(12.7)	$17.3	$16.3	$(15.4)	$5.5

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF INCOME (unaudited)

Three months ended March 31, 2003

(in Millions)	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$254.8	$67.3	$211.8	$(99.9)	$434.0
Costs of sales and services	180.6	50.4	179.7	(85.5)	325.2
Selling and general administrative expenses	42.1	5.3	9.4	—	56.8
Research and development expenses	17.8	1.2	1.1	—	20.1
Restructuring and other charges	—	—	—	—	—

Total costs and expenses	240.5	56.9	190.2	(85.5)	402.1

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interest, interest expense, net, and income taxes	14.3	10.4	21.6	(14.4)	31.9
Equity in (earnings) loss of affiliates	3.9	—	(0.5)	0.1	3.5
Minority interests	0.1	(0.3)	1.0	(0.1)	0.7
Interest expense, net	40.0	(14.2)	(0.5)	—	25.3

Income (loss) from continuing operations before income taxes	(29.7)	24.9	21.6	(14.4)	2.4
Provision (benefit) for income taxes	(9.0)	8.1	1.4	—	0.5

Income (loss) from continuing operations	(20.7)	16.8	20.2	(14.4)	1.9
Discontinued operations, net of income taxes	—	—	—	—	—

Net income (loss)	$(20.7)	$16.8	$20.2	$(14.4)	$1.9

FMC Corporation

CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)

March 31, 2004

(in Millions)	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$137.6	$7.3	$56.9	$—	$201.8
Trade receivables, net of allowance	218.4	220.8	111.4	—	550.6
Inventories	53.1	75.6	99.6	(48.2)	180.1
Inter-company receivables	166.6	18.3	99.7	(284.6)	—
Other current assets	62.6	16.5	43.0	—	122.1
Deferred income taxes	32.7	—	—	—	32.7

Total current assets	671.0	338.5	410.6	(332.8)	1,087.3
Investments	1,852.9	11.6	15.5	(1,822.2)	57.8
Property, plant and equipment, net	577.7	93.9	431.2	—	1,102.8
Goodwill	5.1	141.8	5.3	—	152.2
Other assets	105.7	7.8	27.1	—	140.6
Deferred income taxes	319.3	—	—	—	319.3

Total assets	$3,531.7	$593.6	$889.7	$(2,155.0)	$2,860.0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$10.8	$12.1	—	$22.9
Current portion of long-term debt	3.0	—	—	—	3.0
Accounts payable, trade and other	94.4	39.5	122.8	—	256.7
Inter-company payable	73.5	146.8	64.3	(284.6)	—
Accrued and other current liabilities	215.8	98.4	44.4	—	358.6
Accrued pension and other postretirement benefits, current	13.2	—	—	—	13.2
Income taxes payable	(236.2)	249.4	27.1	—	40.3

Total current liabilities	163.7	544.9	270.7	(284.6)	694.7
Long-term debt, less current portion	1,096.3	—	—	—	1,096.3
Accrued pension and other postretirement benefits, long-term	132.0	—	—	—	132.0
Inter-company long-term debt	1,227.8	(1,169.6)	(58.2)	—	—
Inter-company investments	(28.3)	—	(15.6)	43.9	—
Reserve for discontinued operations, environmental reserves and other long-term liabilities	219.1	—	—	—	219.1
Other long-term liabilities	20.2	51.9	1.2	—	73.3
Minority interests in consolidated companies	11.8	(0.4)	45.4	(9.1)	47.7
Stockholders’ equity (deficit):
Common stock and retained earnings	1,233.7	1,166.8	646.2	(1,905.2)	1,141.5
Accumulated other comprehensive loss	(37.0)	—	—	—	(37.0)
Treasury stock, common, at cost	(507.6)	—	—	—	(507.6)

Total stockholders’ equity	689.1	1,166.8	646.2	(1,905.2)	596.9

Total liabilities and stockholders’ equity	$3,531.7	$593.6	$889.7	$(2,155.0)	$2,860.0

FMC Corporation

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

(in Millions)	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$142.1	$4.8	$47.0	$—	$193.9
Trade receivables, net of allowance	175.0	194.4	108.8	—	478.2
Inventories	70.9	65.0	98.2	(41.5)	192.6
Inter-company receivables	148.1	13.7	127.5	(289.3)	—
Other current assets	62.1	13.8	36.2	—	112.1
Deferred income taxes	32.9	—	—	—	32.9

Total current assets	631.1	291.7	417.7	(330.8)	1,009.7
Investments	1,853.0	11.5	15.2	(1,810.9)	68.8
Property, plant and equipment, net	586.5	97.1	444.5	—	1,128.1
Goodwill	4.8	146.1	5.4	—	156.3
Other assets	110.7	7.2	25.8	—	143.7
Deferred income taxes	322.2	—	—	—	322.2

Total assets	$3,508.3	$553.6	$908.6	$(2,141.7)	$2,828.8

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$1.7	$12.1	$—	$13.8
Current portion of long-term debt	3.0	—	—	—	3.0
Accounts payable, trade and other	147.2	31.7	120.6	—	299.5
Inter-company payable	61.4	132.3	95.6	(289.3)	—
Accrued and other current liabilities	217.7	88.1	42.8	—	348.6
Accrued pension and other postretirement benefits, current	13.7	—	—	—	13.7
Income taxes payable	(222.5)	246.2	25.2	—	48.9

Total current liabilities	220.5	500.0	296.3	(289.3)	727.5
Long-term debt, less current portion	1,033.4	—	—	—	1,033.4
Accrued pension and other postretirement benefits, long-term	132.1	—	—	—	132.1
Inter-company long-term debt	1,222.5	(1,156.6)	(65.9)	—	—
Inter-company investments	(28.3)	—	(15.6)	43.9	—
Reserve for discontinued operations, environmental reserves and other long-term liabilities	221.6	—	—	—	221.6
Other long-term liabilities	21.2	55.2	1.2	—	77.6
Minority interests in consolidated companies	11.5	(0.3)	46.0	(8.9)	48.3
Stockholders’ equity (deficit):
Common stock and retained earnings	1,203.2	1,155.3	646.6	(1,887.4)	1,117.7
Accumulated other comprehensive loss	(21.8)	—	—	—	(21.8)
Treasury stock, common, at cost	(507.6)	—	—	—	(507.6)

Total stockholders’ equity	673.8	1,155.3	646.6	(1,887.4)	588.3

Total liabilities and stockholders’ equity	$3,508.3	$553.6	$908.6	$(2,141.7)	$2,828.8

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (unaudited)

Three months ended March 31, 2004

(in Millions)	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash provided (required) by operating activities	$(74.8)	$(3.4)	$7.1	$(0.1)	$(71.2)
Cash required by discontinued operations	(6.5)	—	—	—	(6.5)
Cash provided (required) by investing activities:
Capital expenditure	(5.9)	(1.8)	(5.6)	—	(13.3)
Other investing activities	(0.3)	(0.1)	0.7	1.0	1.3

Cash provided (required) by investing activities	(6.2)	(1.9)	(4.9)	1.0	(12.0)

Cash provided (required) by financing activities:
Change in short-term debt obligations, net	—	9.0	—	—	9.0
Repayment of long-term debt, net of increased borrowings	(4.5)	—	—	—	(4.5)
Other financing activities	87.7	(1.2)	7.7	(0.9)	93.3

Cash provided (required) by financing activities	83.2	7.8	7.7	(0.9)	97.8

Increase (decrease) in cash and cash equivalents	(4.3)	2.5	9.9	—	8.1
Beginning of year	5.2	4.8	47.0	—	57.0

End of period	$0.9	$7.3	$56.9	$—	$65.1

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (unaudited)

Three months ended March 31, 2003

(in Millions)	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash provided (required) by operating activities	$(53.5)	$28.5	$26.0	$(96.6)	$(95.6)
Cash required by discontinued operations	(5.5)	—	—	—	(5.5)
Cash provided (required) by investing activities:
Capital expenditure	(7.8)	(2.1)	(7.2)	—	(17.1)
Other investing activities	(77.4)	(0.5)	0.8	78.6	1.5

Cash provided (required) by investing activities	(85.2)	(2.6)	(6.4)	78.6	(15.6)

Cash provided (required) by financing activities:
Change in short-term debt obligations, net	86.7	(20.2)	(0.2)	—	66.3
Repayment of long-term debt, net of increased Borrowings	(16.1)	—	—	—	(16.1)
Other financing activities	28.9	1.7	(11.7)	18.0	36.9

Cash provided (required) by financing activities	99.5	(18.5)	(11.9)	18.0	87.1

Increase (decrease) in cash and cash equivalents	(44.7)	7.4	7.7	—	(29.6)
Beginning of year	46.4	1.2	42.0	—	89.6

End of period	$1.7	$8.6	$49.7	$—	$60.0

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.

Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, “expects”, “should”, “could”, “may”, “will continue to”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section “Forward-Looking Statements” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”) and to similar disclaimers in all other reports and forms filed with the Securities and Exchange Commission (“SEC”). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

We further caution that the list of risk factors in the above referenced section of the 2003 10-K may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2003 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed with the Audit Committee of our Board of Directors those accounting policies that we have deemed critical. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.

The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Application of Critical Accounting Policies” section in our 2003 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.

•	Environmental

•	Impairment and valuation of long-lived assets

•	Pensions and other postretirement benefits

•	Income taxes

We did not adopt any changes in the current period that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

NEW ACCOUNTING POLICIES

Recently adopted accounting standards

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities – a modification of FASB Interpretation No. 46” (“FIN 46R”) on March 15, 2004. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R establishes standards under which a variable interest entity should be consolidated by the primary beneficiary. This standard did not have an effect on our financial condition or results of operations for the three months ended March 31, 2004.

In December 2003 the SEC issued Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”) effective December 17, 2003. SAB 104 updates portions of the interpretive guidance included in Topic 13 of the codification of SABs to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations related to revenue recognition. We believe our revenue recognition policies are in compliance with SAB 104.

In December 2003, we adopted Statement of Financial Accounting Standard No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”) as amended. SFAS No. 132 retains the existing disclosures and requires additional disclosures to provide more detail about pension plan assets, benefit obligations, cash flows, benefit costs and related information. We have included the required disclosures in Note 12 in our 2003 consolidated financial statements on Form 10-K and Note 13 in this Form 10-Q.

New accounting standards

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” we have elected to defer recognition of the effects of the Medicare Act in any measures of the benefit obligation or cost. Specific authoritative guidance on the accounting for federal subsidy is pending and that guidance, when issued, could require us to change previously reported information. The amounts of other postretirement liabilities and net periodic other postretirement benefit costs disclosed herein do not reflect the effects of the subsidy because we are unable to determine whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Medicare Act.

LIQUIDITY AND CAPITAL RESOURCES

We maintain adequate liquidity to support business operations, repay maturing debt, and meet other commitments through internally generated funds, cash and availability under committed credit facilities.

We provide substantial cash as collateral to assure the payment of certain self-insurance obligations, environmental remediation activities, future business commitments, and to collateralize letters of credit supporting variable-rate pollution control and industrial revenue bonds. The cash set aside for these purposes is shown on the condensed consolidated balance sheets as “Restricted cash,” which was $136.7 million and $136.9 million at March 31, 2004 and December 31, 2003, respectively.

Among other restrictions, our credit facilities contain financial covenants related to FMC’s leverage (measured as the ratio of adjusted earnings to debt), interest coverage (measured as the ratio of interest expense to adjusted earnings), consolidated net worth and capital spending. We were in compliance with all debt covenants then applicable at March 31, 2004 and December 31, 2003.

In the second half of 2003, our Astaris affiliate began to implement its restructuring plan, and we recorded after-tax charges of $32.5 million primarily in connection with this plan. In 2004, we expect to record additional charges of approximately $9 million after-tax of which $5.8 million after-tax was recorded during the first quarter of 2004. In support of the Astaris restructuring plan we agreed to defer until September 2005 a total of approximately $30 million of payments anticipated from Astaris. As of March 31, 2004, we have deferred $7.5 million in payments from Astaris under this program. In December 2003, to accommodate the financial effects on us of the Astaris restructuring plan, we were successful in obtaining favorable amendments to the covenants in our credit facilities. Along with the favorable covenant amendments, the lenders under our credit facilities agreed to reduce the applicable margin under the term loan facility by 225 basis points.

Under our credit facilities we had term loan facility borrowings of $243.0 million and $247.5 million at March 31, 2004 and December 31, 2003, respectively. At March 31, 2004 and December 31, 2003 we had $180.4 million and $247.4 million of availability, respectively, under our $250.0 million committed revolving credit facility. There were no outstanding borrowings under this facility at December 31, 2003. Letters of credit outstanding under the revolving credit facility totaled $2.6 million at March 31, 2004 and December 31, 2003, respectively.

Cash and cash equivalents, excluding restricted cash, at March 31, 2004 compared to December 31, 2003 were $65.1 million and $57.0 million, respectively. The majority of cash and cash equivalents at March 31, 2004 was held by our foreign subsidiaries. We had total debt of $1,122.2 million and $1,050.2 million at March 31, 2004 and December 31, 2003, respectively. This included $1,096.3 million and $1,033.4 million of long-term debt (excluding current portion) at March 31, 2004 and December 31, 2003, respectively. Short-term debt, which consists primarily of foreign borrowings, was $22.9 million at March 31, 2004 compared to $13.8 million at December 31, 2003. The $63 million increase in long-term debt at March 31, 2004 from December 31, 2003 was largely the result of normal seasonal working capital requirements in our Agricultural Products segment, which we expect to decline in the second half of 2004.

Cash required by operating activities was $69.7 million for three months ended March 31, 2004 compared to $97.3 million for the first three months of 2003 primarily reflecting higher earnings, and to a lesser extent, lower restructuring spending. These were offset by an increase in accounts receivable at March 31, 2004 compared to the prior year, which was due to the increased sales in our Agricultural Products segment.

Cash required by discontinued operations for the three months ended March 31, 2004 and 2003 was $6.5 million and $5.5 million, respectively.

Cash required by investing activities was $12.0 million for the three months ended March 31, 2004 compared to $15.6 million for the three months ended March 31, 2003 reflecting lower capital spending.

Cash provided by financing activities for the first three months of 2004 was $97.8 million compared to $87.1 million for the same period in 2003 reflecting an increase in the number of stock options exercised and increased borrowings under our short-term credit lines. In the first three months of 2003 we redeemed $15.7 million in our 6.375 percent senior notes due September 2003 at a premium plus accrued interest of $0.7 million compared to long-term debt repayments of $4.5 million in the first three months of 2003.

Commitments and other potential liquidity needs

Our cash needs for the remainder of 2004 include operating cash requirements, capital expenditures, scheduled maturities of long-term debt, Astaris keepwell payments (as described below), environmental spending and restructuring spending. We expect that with these needs, our debt balances, net of cash and restricted cash, will be approximately $20 million to $40 million less than at year-end 2003. We plan to meet our liquidity needs through cash generated from operations and borrowings under our $250.0 million committed revolving credit facility.

In connection with the finalization of Astaris’ external financing arrangements during the third quarter of 2000, we entered into an agreement with Astaris’ lenders under which we agreed to make payments (“keepwell payments”) sufficient to make up one-half of the shortfall in Astaris’ earnings below certain levels. Solutia Inc. (“Solutia”), which owns the other 50 percent of Astaris, provided a parallel agreement under which it makes up the other half of any shortfall. Astaris’ earnings did not meet the agreed upon levels in 2003, and we do not expect that such earnings will meet the levels agreed for the remainder of 2004. In 2003, we made keepwell payments of $62.8 million under this arrangement. We expect our total keepwell payments to be approximately $40 million in 2004, depending on the financial performance of Astaris.

Astaris’ credit facility and our agreement under which we make keepwell payments incorporate financial covenants contained in our principal credit facility, and Astaris’ credit facility contains customary default provisions related to our financial condition, results and solvency. In 2003, Solutia completed a refinancing in which Astaris’ lenders agreed to accept a bank letter of credit furnished on behalf of Solutia in the amount of $67 million in exchange for a release of a security interest held by the lenders in certain of Solutia’s assets and removal of Solutia’s financial covenants and solvency as grounds for default under Astaris’ credit facility.

At March 31, 2004, Astaris’ credit facility obligations, which FMC’s and Solutia’s keepwell payments are intended to support, included outstanding borrowings of $65.4 million and letters of credit of $9.2 million, compared to $70.9 million of outstanding borrowings and $9.2 million of letters of credit at December 31, 2003.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. A significant portion of these customers’ obligations to repay us for any amounts paid under the guarantees is secured by liens on their crops. Past losses under this program have been minimal. The total of these guarantees was $56.1 million and $44.3 million at March 31, 2004 and December 31, 2003, respectively and are recorded on the condensed consolidated balance sheets as guarantees of vendor financing.

Other commitments that could affect our liquidity include the following:

In 2001, we agreed to guarantee the performance by FMC Technologies, Inc. of certain obligations under several contracts, debt instruments, and reimbursement agreements associated with letters of credit. (See Note 15 to the consolidated financial statements in this Form 10-Q and Notes 2 and 17 to the 2003 consolidated financial statements on our 2003 10-K.) As of March 31, 2004, these guaranteed obligations totaled $4.0 million compared to $6.8 million at December 31, 2003.

At March 31, 2004 there was $41.0 million principal amount outstanding of variable-rate industrial and pollution control revenue bonds supported by $43.3 million in bank letters of credit, which are fully collateralized with cash.

We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries. The outstanding amounts of debt guaranteed were $22.9 million and $13.8 million, respectively, at March 31, 2004 and December 31, 2003.

We have accepted the return of various railcars from Astaris, resulting in additional future lease obligations of $8.2 million compared to our future contractual lease commitments disclosed in the “Contractual Commitments” table and Note 18 in our 2003 10-K.

Other than anticipated increases in bank borrowings and the assumption of the Astaris railcar leases, our total commitments under significant contracts that we believe will affect cash over the next five years have not changed significantly compared to the outstanding commitments at December 31, 2003.

DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISKS

Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in commodity prices, interest rates and foreign currency exchange rates. Our policy is to minimize exposure to our cash flow over time caused by changes in currency, interest and exchange rates. To accomplish this we have implemented a controlled program of risk management consisting of appropriate derivative contracts entered into with major financial institutions.

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

At March 31, 2004 and December 31, 2003, our net financial instrument position of interest rate swaps and currency and energy hedges was a net asset of $10.0 million and $1.1 million, respectively. The change in the net financial instrument position was due to larger unrealized gains in our energy hedges and interest rate swaps.

Commodity Price Risk

Energy costs are approximately 9 percent of our costs of sales and services. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2004 and December 31, 2003 with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would have resulted in increases of the net asset positions at March 31, 2004 and December 31, 2003 of $9.1 million and $9.0 million, respectively. A 10 percent decrease in energy market prices would have resulted in a decrease of the net asset position at March 31, 2004 of $9.1 million. At December 31, 2003, a 10 percent decrease in energy market prices would have resulted in a decrease of $8.5 million in the net asset position into a net liability position.

Foreign Currency Exchange Rate Risk

The primary currency movements for which we have exchange-rate exposure are the U.S. dollar versus the euro, the euro versus the Norwegian krone, the U.S. dollar versus the Japanese yen and the U.S. dollar versus the Brazilian real. Foreign currency debt and forward foreign exchange contracts are used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows.

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2004 and December 31, 2003, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in increases of $13.3 million and $16.2 million in the net liability positions at March 31, 2004 and December 31, 2003, respectively. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in decreases of $12.7 million and $15.6 million in the net liability position into a net asset position of the relevant financial instruments at March 31, 2004 and December 31, 2003.

Interest Rate Risk

One of the strategies that we use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In the first quarter of 2003, we entered into swaps with an aggregate notional value of $100.0 million. These swaps, in which we exchange net amounts based on making payments derived from a floating-rate index and receiving payments on a fixed-rate basis, are used to hedge our 10.25 percent senior secured notes due 2009.

Interest rate swaps that meet specific conditions under SFAS No. 133 are accounted for as fair-value hedges. The net position of these interest rate swap agreements is not material at March 31, 2004. All existing fair-value hedges are 100% effective. As a result, there is no effect on earnings from hedge ineffectiveness.

Our debt portfolio, at March 31, 2004 including interest rate swap agreements, is composed of 58 percent fixed-rate debt and 42 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of foreign bank borrowings, variable-rate industrial and pollution control revenue bonds, borrowings under our $500.0 million credit facilities, and interest rate swap agreements entered into in the first quarter of 2003 with an aggregate notional principal amount of $100.0 million. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt, including interest rate swap agreements, included in our debt portfolio at March 31, 2004 and December 31, 2003, a one percentage point increase or decrease in interest rates that remained in effect for an entire quarter would have increased or decreased quarterly net income by $0.9 million and $1.0 million, respectively.

RESULTS OF OPERATIONS

Overview –

	For the Three Months Ended March 31,
	2004		2003
(in Millions, Except Per Share Data)		Per Share (Diluted)		Per Share (Diluted)
Consolidated Revenue	$505.7		$434.0

Net income (loss)	$5.5	$0.15	$1.9	$0.05

Net income included the following after-tax charges:
Restructuring and other charges	$0.8	$0.02	—	—
Astaris restructuring (1)	5.8	0.16	—	—
Discontinued operations	1.8	0.05	—	—

Total after-tax charges included in net income (loss)	$8.4	$0.23	—	—

(1)	Our share of charges recorded by Astaris, LLC, the phosphorous joint venture is included in “Equity in loss (earnings) of affiliates.

See “Segment Results” for a detailed discussion of events affecting our results for the first quarter of 2004 and 2003.

CONSOLIDATED RESULTS – Three months ended March 31, 2004 compared to Three months ended March 31, 2003

Revenue for the three months ended March 31, 2004 was $505.7 million, an increase of 17 percent compared to the $434.0 million recorded in the prior year. This increase was primarily due to higher Agricultural Product sales in Brazil and Asia and a stronger euro.

Restructuring and other charges. Restructuring and other charges totaled $1.3 million ($0.8 million after tax) in the first quarter of 2004 primarily as a result of severance costs. Agricultural Products recorded $0.8 million and Specialty Chemical recorded $0.5 million in severance costs related to approximately 30 people, most of whom either have separated or will separate from FMC in 2004. Restructuring and other charges recorded in the first quarter of 2003 were immaterial.

Equity in loss of affiliates. Equity in loss of affiliates was $9.7 million in the first quarter of 2004 versus $3.5 million in the prior year period. The first quarter of 2004 included our portion of the Astaris 2004 restructuring charges totaling $9.5 million related to the previously announced restructuring plan.

Interest expense, net for the first quarter of 2004 decreased to $20.4 million compared to $25.3 million in the first quarter of 2003; the decrease mostly reflects the lower interest costs from the December 2003 term loan repricing and lower debt levels in the first three months of 2004 compared to the prior year.

Provision (benefit) for income taxes was a benefit of $0.1 million for the first quarter of 2004 compared to a provision of $0.5 million for the prior year resulting in effective tax rates of (1%) and 21%, respectively. The tax rate in the first quarter of 2004 (which is not expected to be reflective of the full year) was affected by a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn outside the U.S. is typically taxed at rates lower than income earned domestically. Lower foreign dividends in the first quarter of 2004 further contributed to the change in the provision (benefit) for income taxes from the first quarter of 2003 to the first quarter of 2004.

Discontinued operations. In the first three months of 2004, we recorded $1.8 million after tax to discontinued operations. A charge of $1.3 million after-tax was taken to increase our reserves for environmental issues at our Middleport site to recognize specific obligations incurred at the end of the first quarter of 2004. Additionally, we charged discontinued operations for legal costs related to discontinued businesses of $0.5 million after-tax. There were no such charges in the first quarter of 2003.

Net Income increased to $5.5 million for the three months ended March 31, 2004 from $1.9 million for the prior period, primarily reflecting higher earnings in our Agricultural Products segment. As noted in the table under “Overview” net income for the three months ended March 31, 2004 included restructuring and other charges, Astaris restructuring charges and a charge to discontinued operations totaling $8.4 million after tax or $0.23 per share on a diluted basis compared to the three months ended March 31, 2003 which had no such charges.

Average shares outstanding used in the quarter’s diluted earnings per common share calculations were 36.4 million in 2004 compared with 35.7 million in the prior year’s quarter.

Other Financial Data

Capital Expenditures totaled $13.3 million for the three months ended March 31, 2004 compared to $17.1 million for three months ended March 31, 2003.

The following line item from our segment profit and loss statement is used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2003 consolidated financial statements on our 2003 10-K).

Corporate expenses were $9.3 million in first quarter of 2004 compared to $7.3 million in the first quarter of 2003 due largely to the timing of certain compensation accruals and higher consulting costs.

SEGMENT RESULTS – Three months ended March 31, 2004 compared to Three months ended March 31, 2003

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 16 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2003 consolidated financial statements on our 2003 10-K.

Agricultural Products

	Three Months Ended March 31,		Increase/(Decrease)
(in Millions)	2004	2003	$	%
Revenue	$173.4	$128.5	44.9	35
Operating Profit	19.7	5.3	14.4	272

The increase in sales was driven mostly by broad based growth across insecticides and herbicides with two-thirds of the increase coming from strong performance in Latin America, particularly Brazil. A better than expected crop protection market in Brazil due to an improved farm economy combined with strong pest pressures, particularly in cotton, fueled this growth. Modest market improvement in Asia, particularly Australia and China, and a stronger euro accounted for the remaining increase in sales in the first quarter of 2004.

The segment earnings improvement was a result of several factors including higher sales, improved product mix related to our focus on higher-value proprietary products and lower production costs. These increases in the quarter were partially offset by higher research and development costs due to the success of our product development efforts and to higher selling expenses related to the increase in sales.

We believe that Agricultural Products will continue to successfully execute its strategies in 2004, but expect revenue growth over the balance of the year to be essentially flat as the growing season in Brazil has come to an end and thus will not have an ongoing effect in 2004.

Specialty Chemicals

	Three Months Ended March 31,		Increase/(Decrease)
(in Millions)	2004	2003	$	%
Revenue	$134.7	$126.9	7.8	6
Operating Profit	24.6	24.4	0.2	1

The Specialty Chemicals sales increase in the first quarter of 2004 was due almost entirely to BioPolymer due to favorable foreign currency translation, primarily the euro, and strong product sales. Product sales increases included higher sales of microcrystalline cellulose to the pharmaceutical markets in Europe and the U.S. and higher sales of carrageenan to the personal care and food ingredients markets. Also contributing to the segment revenue increase were strong lithium sales in the energy storage market from military demand for batteries and a favorable impact of foreign currency translation partially offset by lower sales into the pharmaceutical market due to the timing of customer production campaigns.

Segment earnings were essentially flat due to the net effect of the higher sales in BioPolymer and Lithium, and favorable currency translation offset by the impact of higher raw material costs, predominately seaweed-based raw materials.

We expect modest earnings growth in this segment in 2004 as the benefit of higher sales, driven by growth in pharmaceutical, food ingredient and battery markets, is partially offset by higher raw material costs and unfavorable product mix.

Industrial Chemicals

	Three Months Ended March 31,		Increase/(Decrease)
(in Millions)	2004	2003	$	%
Revenue	$198.3	$179.8	18.5	10
Operating Profit	$6.7	9.8	(3.1)	(32)

Foret, our European Industrial Chemicals business, drove the increase in segment revenue. Favorable foreign currency translation and higher volumes of sodium tripolyphosphate and peroxygens combined with higher prices contributed to the increase in revenue at Foret. The impact of increased volume at our North American-based alkali business and higher domestic soda ash prices were substantially offset by lower export prices for soda ash through the American Natural Soda Ash Corporation and an unfavorable product mix in domestic peroxygens.

Segment earnings were down from the first quarter of 2003 due to significantly higher land and ocean freight costs and higher energy costs, primarily gas. In addition, the unfavorable domestic product mix in peroxygens combined with lower soda ash export prices further contributed to the decrease in operating profit in the first quarter of 2004.

We expect improvement in our Industrial Chemicals businesses as a result of recovering demand and higher capacity utilization rates, coupled with higher selling prices. We expect these conditions, and improvement at Astaris, to generate the growth in this segment in 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management on a timely basis to allow decisions regarding required disclosure. The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2004, these controls and procedures were effective.

(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during the company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

INDEPENDENT ACCOUNTANTS’ REPORT

A report by KPMG LLP, FMC’s independent accountants, on the financial statements included in the Form 10-Q for the quarter ended March 31, 2004 is included on page 34.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of March 31, 2004, and the related condensed consolidated statements of operations for the three month periods ended March 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of December 31, 2003, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended not presented herein; and in our report dated February 13, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report dated February 13, 2004, on the consolidated financial statements of FMC Corporation and consolidated subsidiaries as of and for the year ended December 31, 2003, contains an explanatory paragraph that states as discussed in Note 1 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002 and Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001.

/s/ KPMG LLP

Philadelphia, Pennsylvania
May 6, 2004

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no material change in the significant legal proceedings from the information reported in Part I, Item 3 of our 2003 10-K.

ITEM 6. EXHIBITS, CERTIFICATION, AND REPORTS ON FORM 8-K

(a) Exhibits

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

(b) Reports on Form 8-K:

The Registrant filed or furnished the following reports on Form 8-K or Form 8-K/A during the quarter covered by this quarterly report:

i.	Furnished February 3, 2004 – Item 12: Results of Operations and Financial Condition for quarter and year ended December 31, 2003.

ii.	Furnished February 10, 2004 – (as amended on the same date) Item 9: FMC overview presentation by Thomas C. Deas, Jr. on February 9, 2004 at the “Citigroup 12th Annual High Yield/Leveraged Finance Conference.”

iii.	Furnished February 11, 2004 – Item 9: FMC Corporation – Agricultural Products Group overview presentation by Marty Kisliuk on February 10, 2004.

iv.	Furnished March 19, 2004 – Item 9: “Letter to Shareholders” from William G. Walter, Chairman of the Board, President and Chief Executive Officer included in the FMC Corporation 2003 Annual Report.

v.	Furnished March 23, 2004 - Item 9: FMC overview presentation by Thomas C. Deas, Jr. on March 23, 2004 at the “Lehman Brothers High Yield and Syndicated Loan Conference.”

vi.	Furnished March 23, 2004 – Item 9: FMC overview presentation by William G. Walter to equity investors in California on March 23-25, 2004.

vii.	Furnished March 31, 2004 – Item 9: Press release updating first quarter 2004 outlook.

The Current Reports on Form 8-K and Form 8-K/A listed above under Item 9 are not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section.

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF FMC CORPORATION

FOR THE QUARTER ENDED MARCH 31, 2004

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

Date: May 7, 2004