Form 10-Q
period 2004-06-30
FMC CORP
filed 2004-08-06
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT.)    YES  ☒    NO  ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at July 30, 2004
Common Stock, par value $0.10 per share	36,463,885

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenue	$534.3	$510.0	$1,040.0	$944.0

Costs and Expenses
Costs of sales and services	377.6	370.7	755.2	695.9
Selling, general and administrative expenses	61.4	60.3	126.3	117.1
Research and development expenses	20.7	22.0	44.6	42.1
Restructuring and other charges (Note 6)	1.0	—	2.3	—

Total costs and expenses	460.7	453.0	928.4	855.1

Income from continuing operations before equity in loss of affiliates, minority interests, interest expense, net and income taxes	73.6	57.0	111.6	88.9
Equity in loss of affiliates (Note 14)	0.3	5.2	10.0	8.7
Minority interests	0.3	0.4	1.0	1.1
Interest expense, net	20.6	23.4	41.0	48.7

Income from continuing operations before income taxes	52.4	28.0	59.6	30.4
Provision (benefit) for income taxes	11.6	6.3	11.5	6.8

Income from continuing operations	40.8	21.7	48.1	23.6
Discontinued operations (Note 8)	(10.1)	—	(11.9)	—

Net income	$30.7	$21.7	$36.2	$23.6

Basic earnings per common share (Note 10)
Continuing operations	$1.13	$0.62	$1.34	$0.67
Discontinued operations	(0.28)	—	(0.33)	—

Net income	$0.85	$0.62	$1.01	$0.67

Diluted earnings per common share (Note 10)
Continuing operations	$1.09	$0.61	$1.30	$0.66
Discontinued operations	(0.27)	—	(0.32)	—

Net income	$0.82	$0.61	$0.98	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$100.6	$57.0
Restricted cash (Note 7)	136.9	136.9
Trade receivables, net of allowance of $8.4 at June 30, 2004 and $6.9 at December 31, 2003	482.9	478.2
Inventories	162.7	192.6
Other current assets	122.6	112.1
Deferred income taxes	29.2	32.9

Total current assets	1,034.9	1,009.7
Investments (Notes 14 and 15)	50.2	68.8
Property, plant and equipment, net (Note 5)	1,089.7	1,128.1
Goodwill (Note 3)	152.6	156.3
Other assets	140.2	143.7
Deferred income taxes	336.3	322.2

Total assets	$2,803.9	$2,828.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt (Note 7)	$19.6	$13.8
Current portion of long-term debt (Note 7)	63.3	3.0
Accounts payable, trade and other	238.6	299.5
Accrued and other liabilities	275.6	304.3
Guarantees of vendor financing (Note 15)	37.4	44.3
Accrued pensions and other postretirement benefits, current (Note 13)	13.2	13.7
Income taxes	50.6	48.9

Total current liabilities	698.3	727.5
Long-term debt, less current portion (Note 7)	994.8	1,033.4
Accrued pension and other postretirement benefits, long-term (Note 13)	127.8	132.1
Environmental liabilities, continuing and discontinued (Note 9)	161.3	156.0
Reserve for discontinued operations (Note 8)	61.6	65.6
Other long-term liabilities	63.7	77.6
Minority interests in consolidated companies	47.8	48.3
Commitments and contingent liabilities (Note 15)
Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2004 or 2003	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2004 and 2003; 44,289,946 issued shares at June 30, 2004 and 43,203,561 issued shares at December 31, 2003	4.4	4.3
Capital in excess of par value of common stock	374.7	338.8
Retained earnings	810.8	774.6
Accumulated other comprehensive loss (Note 11)	(33.6)	(21.8)
Treasury stock, common, at cost: 7,940,761 shares at June 30, 2004 and 7,942,161 shares at December 31, 2003	(507.7)	(507.6)

Total stockholders’ equity	648.6	588.3

Total liabilities and stockholders’ equity	$2,803.9	$2,828.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(in Millions)	Six Months Ended June 30,
	2004	2003
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income from continuing operations	$48.1	$23.6
Adjustments from net income to cash required by operating activities of continuing operations:
Depreciation and amortization	66.7	61.4
Equity in loss of affiliates	10.0	8.7
Restructuring and other charges (Note 6)	2.3	—
Deferred income taxes	(9.8)	7.5
Minority interests	1.0	1.1
Other	(5.7)	4.8
Changes in operating assets and liabilities, excluding the effect of acquisitions and divestitures of businesses:
Trade receivables, net	(4.7)	(25.4)
Inventories	29.7	(11.7)
Other current assets and other assets	(9.8)	(42.3)
Accounts payable, trade and other	(60.9)	(47.2)
Accrued and other liabilities	21.6	50.7
Income taxes	1.7	2.5
Accrued pension and other postretirement benefits, net (Note 13)	2.6	(1.4)
Environmental spending, continuing (Note 9)	(8.1)	(3.6)
Restructuring and other spending (Note 6)	(11.1)	(12.2)

Cash provided by operating activities	73.6	16.5

Cash required by discontinued operations:
Environmental spending, discontinued (Note 9)	(10.2)	(5.0)
Other reserves	(3.3)	(3.1)

Cash required by discontinued operations	(13.5)	(8.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (CONTINUED)

(in Millions)	Six Months Ended June 30,
	2004	2003
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	(30.8)	(39.0)
Proceeds from disposal of property, plant and equipment	1.5	2.5
Decrease (increase) in investments	0.9	(0.5)
Financing commitments to Astaris	(35.5)	(26.1)

Cash required by investing activities	(63.9)	(63.1)

Cash provided (required) by financing activities:
Net borrowings under committed credit facilities (Note 7)	26.0	75.0
Increase (decrease) in other short-term debt	5.8	(32.3)
Net decrease in restricted cash	—	13.0
Increase (decrease) in guarantees of vendor financing (Note 15)	(6.9)	12.9
Repayment of long-term debt (Note 7)	(5.2)	(20.8)
Distributions to minority partners	(1.2)	(1.8)
Issuances of common stock, net	31.0	3.8

Cash provided by financing activities	49.5	49.8

Effect of exchange rate changes on cash and cash equivalents	(2.1)	9.0

Increase in cash and cash equivalents	43.6	4.1
Cash and cash equivalents, beginning of period	57.0	89.6

Cash and cash equivalents, end of period	$100.6	$93.7

Supplemental disclosure of cash flow information: Cash paid for interest was $32.8 million and $53.0 million, and cash paid for income taxes, net of refunds, was $11.8 million and $8.3 million for the six months ended June 30, 2004 and 2003, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and six months ended June 30, 2004 and 2003, our financial position as of June 30, 2004 and our cash flows for the six months ended June 30, 2004 and 2003. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet as of June 30, 2004 and the related condensed consolidated statements of operations for the six months ended June 30, 2004 and 2003, and condensed consolidated statement of cash flows for the six months ended June 30, 2004 and 2003, have been reviewed by our Independent Registered Public Accounting Firm. The review is described more fully in their report included herein.

Our accounting policies are set forth in detail in Note 1 to the 2003 consolidated financial statements on Form 10-K. Certain prior year amounts have been reclassified to conform to the current period’s presentation.

Note 2: Recently Adopted and Issued Accounting Pronouncements

Recently adopted accounting standards

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities – a modification of FASB Interpretation No. 46,”(“FIN 46R”) on March 15, 2004. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R establishes standards under which a variable interest entity should be consolidated by the primary beneficiary. This standard did not have an effect on our financial condition or results of operations for the six months ended June 30, 2004.

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

New accounting standards

On April 30, 2004, FASB issued Financial Staff Position No. 141-1 and 142-1 “Interaction of FASB Statements No. 141 Business Combinations and No. 142 Goodwill and Other Intangible Assets, and Emerging Issue Task Force (EITF) Issue No. 04-2 Whether Mineral Rights Are Tangible or Intangible Assets.” EITF Issue No. 04-2 states that all mineral rights should be considered tangible assets for accounting purposes and should be presented as a separate disclosure in the balance sheet or in the notes to the financial statements. We are reviewing these disclosure requirements and their application to some of our businesses and intend to include the required information in the notes to the consolidated financial statements in our 2004 Form 10-K.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” we elected to defer recognition of the effects of the Medicare Act in any measures of the benefit obligation or cost.

In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Act and requires certain disclosures pending determination as to whether the sponsor’s postretirement health care plan can reasonably expect to qualify for beneficial treatment under the Act. We will account for the estimated effects of the Medicare Act on our postretirement health care plan in accordance with the requirements of FSP 106-2 in the third quarter of 2004 following the completion of our actuarial analysis. The amounts of other postretirement benefit liabilities and net periodic other postretirement benefit costs disclosed herein do not reflect the effects of the subsidy because we are unable to determine whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Medicare Act.

Note 3: Goodwill and Intangible Assets

Goodwill at June 30, 2004 and December 31, 2003 was $152.6 million and $156.3 million, respectively. The majority of goodwill is attributed to an acquisition in the Specialty Chemicals segment. There were no other material indefinite life intangibles, other than goodwill related to this acquisition, at June 30, 2004.

Our definite life intangibles totaled $13.6 million and $14.8 million at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, these definite life intangibles were allocated among our business segments as follows: $8.8 million in Agricultural Products, $3.0 million in Specialty Chemicals and $1.8 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, industry licenses and other intangibles. Amortization was not significant in the periods presented.

Note 4: Financial Instruments and Risk Management

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness related to our outstanding cash flow hedges and which were recorded to earnings during the six months ended June 30, 2004 were $1.0 million. The gains and losses in the prior year period were not material. At June 30, 2004 and 2003, the net deferred hedging gain in accumulated other comprehensive loss was $7.0 million and $2.6 million, respectively. Approximately $5.5 million of net gains are expected to be recognized in earnings during the twelve months ending June 30, 2005, as the underlying hedged transactions are realized, and net gains of $1.5 million are expected to be recognized at various times subsequent to June 30, 2005 and continuing through December 31, 2005.

Note 5: Property, Plant and Equipment

Property, plant and equipment consisted of the following, in millions:

	June 30, 2004	December 31, 2003
Property, plant and equipment	$2,850.7	$2,859.8
Accumulated depreciation	1,761.0	1,731.7

Property, plant and equipment, net	$1,089.7	$1,128.1

Note 6: Restructuring and other charges

Restructuring and other charges totaled $1.0 million ($0.6 million after tax) for the three months ended June 30, 2004 primarily as a result of severance costs that are expected to result in improved cost efficiencies in Agricultural Products where a charge of $1.8 million was recorded. This charge was partially offset by non-cash adjustments totaling $0.8 million, which included $0.7 million in Industrial Chemicals and $0.1 million in Corporate.

Restructuring and other charges totaled $1.3 million ($0.8 million after tax), for the three months ended March 31, 2004 as a result of severance costs that are expected to result in improved cost efficiencies. Agricultural Products recorded $0.8 million and Specialty Chemicals recorded $0.5 million in severance costs.

Severance costs in the first six months of 2004 related to approximately 70 people most of whom have either separated or will separate from FMC in 2004. Restructuring and other charges recorded in the six months ended June 30, 2003 were not material.

Reserves for restructuring and other charges were $41.0 million and $49.1 million at June 30, 2004 and December 31, 2003, respectively. Restructuring spending in the first six months of 2004 of $11.1 million was largely related to programs initiated in prior years. Spending during the six months ended June 30, 2004 was primarily for severance payments for previously announced workforce reductions and shutdown costs at the Pocatello, Idaho facility. (See Note 14).

The following table shows a rollforward of restructuring and other reserves for the first six months of 2004 and the related spending and other changes:

(in Millions)	U.S. Phosphorus Chemicals Business (1)			FMC’s Reorganization	Workforce Related and Facility Shutdown (2)	Total
	Pocatello Shutdown		Tribal Fund
	Shutdown	Remediation
Balance at 12/31/2003	$6.3	$31.7	$6.0	$0.6	$4.5	$49.1
Increase in reserves	—	—	—	—	3.1	3.1
Cash payments	(5.3)	(1.2)	—	—	(4.6)	(11.1)
Non-cash	—	—	—	(0.1)	—	(0.1)

Balance at 6/30/2004 (3)(4)	$1.0	$30.5	$6.0	$0.5	$3.0	$41.0

(1)	All phosphorus restructuring and other charges were recorded in 2001.
(2)	Primarily severance costs.
(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.
(4)	Shutdown and remediation reserve balances are recorded net of recoveries from Astaris of $20.8 million and $4.0 million, respectively.

Note 7: Debt

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	June 30, 2004	December 31, 2003
Short-term debt	$19.6	$13.8
Current portion of long-term debt	63.3	3.0

Total debt maturing within one year	$82.9	$16.8

Short-term debt consisted primarily of foreign credit lines at June 30, 2004 and December 31, 2003. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Restricted cash shown on the condensed consolidated balance sheets provides collateral assuring the payment of certain self-insurance obligations, environmental remediation activities, future business commitments and cash to collateralize letters of credit supporting variable-rate pollution control and industrial revenue bonds. Restricted cash was $136.9 million at June 30, 2004 and December 31, 2003.

Long-term debt:

Long-term debt consists of the following:

	June 30, 2004
(in Millions)	Interest Rate Percentage	Maturity Date	June 30, 2004	December 31, 2003
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	1.0 –7.05	2007-2032	$218.7	$218.7
Debentures (less unamortized discounts of $0.2 million and $0.2 million, respectively)	7.75	2011	45.3	45.3
Medium-term notes (less unamortized discounts of $0.3 million and $0.3 million, respectively)	6.75-7.32	2005-2008	177.2	177.1
Senior secured notes (less unamortized discounts of $3.3 million and $3.6 million, respectively)	10.25	2009	351.7	351.4
Senior secured term loan (less unamortized discounts of $3.4 million and $3.9 million, respectively)	3.59	2007	238.9	243.6
Senior secured revolving credit facility	4.83	2005	26.0	—
Other	2.5	2007	0.3	0.3

Total debt			1,058.1	1,036.4
Less: debt maturing within one year			63.3	3.0

Total long-term debt			$994.8	$1,033.4

In the first six months of 2003, we redeemed $18.7 million of our 6.375 percent senior notes due September 2003 at a premium plus accrued interest totaling $0.8 million.

At June 30, 2004 and December 31, 2003, there was $41.0 million of principal amount outstanding of variable-rate industrial and pollution revenue bonds supported by $43.3 million in bank letters of credit, which are fully collateralized with cash included as part of restricted cash on the condensed consolidated balance sheets.

Under our credit facilities we had term loan facility borrowings of $242.3 million and $247.5 million at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004 and December 31, 2003 we had $215.2 million and $247.4 million of availability, respectively, under our $250.0 million committed revolving credit facility. There were no outstanding borrowings under this facility at December 31, 2003. Letters of credit outstanding under the revolving credit facility totaled $8.8 million and $2.6 million at June 30, 2004 and December 31, 2003, respectively.

Among other restrictions, the credit facilities contain financial covenants related to leverage (measured as the ratio of adjusted earnings to debt), interest coverage (measured as the ratio of interest expense to adjusted earnings), consolidated net worth and capital spending. In December 2003, to accommodate the financial effects on us of the Astaris restructuring plan (see Note 14), we were successful in obtaining favorable amendments to the covenants in our credit facilities. We were in compliance with all debt covenants then applicable at June 30, 2004 and December 31, 2003. Along with the favorable covenant amendments, the lenders agreed to reduce the applicable margin under the term loan facility by 2.25 percent per annum. In June 2004, we received approval from our lenders to reduce the applicable margin under the term loan facility by a further 0.75 percent per annum.

Note 8: Reserves for Discontinued Operations

During the second quarter of 2004, we reached agreements in principle with the United States Environmental Protection Agency (“EPA”) and the United States Department of Justice (“DOJ”) to settle certain liabilities at two environmental remediation sites in New Jersey. These agreements are both contingent on negotiation and entry of the final consent decrees. The adjustment of $16.5 million ($10.1 million after tax) to environmental reserves reflects an increase based upon the agreed settlement amounts for certain costs related to these sites. (See Note 9 regarding our environmental reserves and Note 15 for a discussion of our legal contingencies.) Additionally, in the second quarter of 2004, we charged discontinued operations for legal costs related to discontinued businesses of $0.6 million ($0.4 million after-tax), which was offset by a reversal of a reserve of $0.6 million ($0.4 million after tax) related to our former Chicago headquarters.

In the first three months of 2004, we recorded a $3.0 million ($1.8 million after tax) charge to discontinued operations. A charge of $2.2 million ($1.3 million after-tax) was taken to increase our reserves for environmental issues at our Middleport site to recognize specific obligations incurred at the end of the first quarter of 2004. (See a rollforward of our environmental reserves in Note 9.) Additionally, we charged discontinued operations for legal costs related to discontinued businesses of $0.8 million ($0.5 million after-tax).

Reserves for discontinued operations at June 30, 2004 and December 31, 2003 were $61.6 million and $65.6 million, respectively. At June 30, 2004, substantially all discontinued operations reserves were related to other post-retirement benefit liabilities, self insurance and other long-term obligations associated with operations discontinued between 1976 and 2001.

Note 9: Environmental Obligations

We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $195.8 million and $203.1 million, excluding recoveries, have been provided at June 30, 2004 and December 31, 2003, respectively.

At June 30, 2004 and December 31, 2003, expected recoveries were $10.8 million and $17.0 million, respectively, the majority of which at each date relates to existing contractual arrangements with U.S. government agencies and insurance carriers. Cash recoveries recorded as realized claims against third parties were $2.3 million in the first six months of 2004. Total cash recoveries recorded for the year ended December 31, 2003 were $10.7 million.

The long-term portions of environmental reserves, net of recoveries, totaling $161.3 million and $156.0 million at June 30, 2004 and December 31, 2003, respectively, are included in environmental liabilities, continuing and discontinued. The short-term portion of continuing obligations is recorded as accrued and other liabilities.

We have estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $75 million at June 30, 2004 and may be satisfied over the next twenty years or longer. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. We believe the liability arising from these potential environmental obligations is not likely to have a materially adverse effect on our liquidity or financial condition.

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2003 to June 30, 2004.

	Operating and Discontinued Sites (1)	Pocatello		Total
(in Millions)		Pre-existing (3)	Remediation from Pocatello Shutdown (4)
Total environmental reserves, net of recoveries at December 31, 2003 (2)	$126.3	$28.1	$31.7	$186.1

2004:
Provision	18.7	—	—	18.7
Spending, net of cash recoveries	(13.6)	(4.7)	(1.2)	(19.5)
Non-cash changes	(0.3)	—	—	(0.3)

Net change	4.8	(4.7)	(1.2)	(1.1)

Total environmental reserves, net of recoveries at June 30, 2004 (2)	$131.1	$23.4	$30.5	$185.0

Environmental reserves, current, net of recoveries (1)	$8.2	$9.0	$6.5	$23.7
Environmental reserves, long-term continuing and discontinued, net of recoveries	122.9	14.4	24.0	161.3

Total environmental reserves, net of recoveries at June 30, 2004 (2)	$131.1	$23.4	$30.5	$185.0

(1)	“Current” includes only those reserves related to continuing operations.
(2)	Balance includes environmental remediation reserves related to the shutdown of Pocatello recorded as part of Pocatello shutdown, remediation and other charges in 2001. (See rollforward of restructuring and other charges table in Note 6.)
(3)	Pocatello remediation reserve created prior to the decision to shutdown the facility in 2001.
(4)	Additional remediation reserves recorded at the time of the Pocatello shutdown (Note 6).

During the second quarter of 2004, we reached agreement in principle with the EPA and the DOJ to settle certain liabilities at two environmental remediation sites in New Jersey. These agreements are both contingent on negotiation and entry of the final consent decrees. The adjustment of $16.5 million ($10.1 million after-tax) to the environmental discontinued reserves reflects an increase in the reserve based upon the agreed settlement amounts for certain costs related to these sites.

In the three months ended March 31, 2004, we recorded environmental provisions totaling $2.2 million ($1.3 million after-tax) to increase our reserves for environmental issues at our Middleport site to recognize specific obligations incurred at the end of that quarter. (See Part II Item 1 of this Form 10-Q for additional information on Middleport.)

There was no increase to the environmental provisions in the first half of 2003.

A more complete description of our environmental contingencies and the nature of our potential obligations is included in Notes 1 and 11 to our 2003 consolidated financial statements on Form 10-K.

Note 10: Capital Stock and Earnings Per Share

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions Except Share and Per Share Data)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Earnings:
Income from continuing operations	$40.8	$21.7	$48.1	$23.6
Discontinued operations, net of income taxes	(10.1)	—	(11.9)	—

Net income	$30.7	$21.7	$36.2	$23.6

Basic earnings per common share:
Continuing operations	$1.13	$0.62	$1.34	$0.67
Discontinued operations	(0.28)	—	(0.33)	—

Net income	$0.85	$0.62	$1.01	$0.67

Diluted earnings per common share:
Continuing operations	$1.09	$0.61	$1.30	$0.66
Discontinued operations	(0.27)	—	(0.32)	—

Net income	$0.82	$0.61	$0.98	$0.66

Shares (in thousands)
Weighted average number of shares of common stock outstanding	36,205	35,204	35,839	35,175
Weighted average additional shares assuming conversion of stock options	1,143	330	1,013	428

Shares – diluted basis	37,348	35,534	36,852	35,603

Note 11: Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income for the three and six months ended June 30, 2004 and 2003 consisted of the following:

(in Millions)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$30.7	$21.7	$36.2	$23.6
Other comprehensive income (loss):
Foreign currency translation adjustment	1.9	45.2	(18.6)	71.0
Net deferral of hedging gains	1.5	1.9	6.8	5.4

Comprehensive income	$34.1	$68.8	$24.4	$100.0

Note 12: Stock Compensation

We adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure – An Amendment of FASB Statement No. 123.” At June 30, 2004 and 2003, we have various stock-based compensation plans as described in Note 13 to the 2003 consolidated financial statements on Form 10-K. We account for our stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock compensation plans.

(in Millions, Except Per Share Data)	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$30.7	$21.7	$36.2	$23.6
Deduct total stock option employee compensation expense determined under a fair value based method, net of related tax effects	(0.7)	(1.1)	(2.0)	(2.1)

Pro forma net income	$30.0	$20.6	$34.2	$21.5

Basic earnings per common share:
As reported	$0.85	$0.62	$1.01	$0.67
Pro forma	$0.83	$0.59	$0.95	$0.61
Diluted earnings per common share:
As reported	$0.82	$0.61	$0.98	$0.66
Pro forma	$0.80	$0.58	$0.93	$0.60

Note 13: Pensions and Other Postretirement Benefits

The following table summarizes the components of net annual benefit cost (income) for the six months ended June 30, 2004 and 2003:

	Three months ended June 30,				Six months ended June 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2004	2003	2004	2003	2004	2003	2004	2003
Components of net annual benefit cost:
Service cost	$3.6	$3.7	$0.1	$0.1	$7.2	$7.4	$0.2	$0.2
Interest cost	12.1	12.0	1.6	1.3	24.2	24.0	3.2	2.6
Expected return on plan assets	(13.8)	(14.1)	—	—	(27.6)	(28.2)	—	—
Amortization of prior service cost	0.4	0.4	(0.6)	(0.8)	0.8	0.8	(1.2)	(1.6)
Recognized net actuarial (gain) loss	0.6	(0.2)	(0.1)	0.3	1.2	(0.4)	(0.2)	0.6

Net periodic benefit cost from continuing operations	$2.9	$1.8	$1.0	$0.9	$5.8	$3.6	$2.0	$1.8

We made voluntary cash contributions to our U.S. defined benefit pension plan of $5.4 million in the six months ended June 30, 2004. We did not make any contributions to the plan in the six months ended June 30, 2003. We expect that our total voluntary cash contributions to the plan for 2004 will be approximately $8 million.

Note 14: Joint Venture

Effective April 1, 2000, FMC and Solutia Inc. (“Solutia”) formed a joint venture that includes the North American and Brazilian phosphorus chemical operations of both companies. The joint venture, Astaris LLC, is owned equally by FMC and Solutia.

Effective April 1, 2000, we accounted for our investment in Astaris under the equity method. At June 30, 2004 the value of our investment in Astaris was a deficit of $0.5 million compared to $15.4 million at December 31, 2003.

In the fourth quarter of 2003, the Board of Managers of Astaris announced the approval of a restructuring plan to improve Astaris’ financial performance. Our portion of Astaris’ second quarter 2004 restructuring charges related to this plan, which totaled $1.9 million, was recorded in “Equity in loss of affiliates.” Through the six months ended June 30, 2004, we have recorded a total of $11.4 million in charges related to the Astaris restructuring. As part of the financial support provided to Astaris during its restructuring we have agreed to defer until September 2005 $10.7 million in payments anticipated from Astaris, which were due to us on or before June 30, 2004. These deferrals include scheduled reimbursement to FMC for Pocatello shutdown, amounts owed for the shutdown of the Green River sodium tripolyphosphate (“STPP”) plant and amounts owed for certain raw materials supplied by FMC.

The formation of the Astaris joint venture and several key changes in the operating processes of the joint venture have from time to time resulted in the recording of assets and liabilities exclusive of our initial equity investment in Astaris. Among these liabilities are our commitments to make payments in support of earnings shortfalls under the joint venture’s credit agreement (see Note 15). Assets related to Astaris at June 30, 2004 include a receivable for $24.8 million for its contribution to the shutdown costs related to the closure of the joint venture’s elemental phosphorus plant in Pocatello, Idaho and a receivable of $16.7 million arising from Astaris’ agreement to fund an equal portion of FMC’s and Solutia’s future other postretirement benefit obligations to former employees of the companies’ phosphorus chemicals businesses.

Note 15: Commitments, Guarantees and Contingencies

We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2004:

(in Millions)	June 30, 2004
Guarantees:
– Astaris letter of credit	$10.0
– Technologies performance guarantees	4.0
– Guarantees of vendor financing	37.4

Total	$51.4

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

At June 30, 2004, the aggregate commitments of lenders under Astaris’ credit facility were $20.0 million. There were no outstanding borrowings, and outstanding letters of credit were $7.8 million at June 30, 2004. These figures compare to $70.9 million of outstanding borrowings and $9.2 million of letters of credit at December 31, 2003. As previously agreed with Astaris’ lenders, when the lenders’ commitments were reduced to $20.0 million, in June 2004 we posted a $6.1 million letter of credit in lieu of a cash keepwell payment in that amount and anticipate posting an additional $3.9 million letter of credit in the third quarter of 2004. Solutia has already posted a similar letter of credit supporting its parallel obligation.

In connection with the implementation of the Astaris restructuring plan we have agreed to defer until September 2005 $10.7 million in payments anticipated from Astaris. (See Note 14.)

We agreed to guarantee the performance by FMC Technologies, Inc. of certain obligations under several contracts, debt instruments, and reimbursement agreements associated with letters of credit. (See Notes 2 and 17 to the 2003 consolidated financial statements on Form 10-K.) These guaranteed obligations totaled $4.0 million as of June 30, 2004 compared to $6.8 million as of December 31, 2003.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. A significant portion of the customers’ obligations to repay us for any amounts paid under the guarantees is secured by liens on their crops. Past losses under this program have been minimal. The total of these guarantees was $37.4 and $44.3 million at June 30, 2004 and December 31, 2003, respectively and are recorded on the condensed consolidated balance sheets for each date as guarantees of vendor financing.

Other Commitments

We have negotiated the return of various railcars from Astaris, resulting in additional future lease obligations of $8.2 million compared to our future contractual lease commitments disclosed in the “Contractual Commitments” table and Note 18 in our 2003 Form 10-K in order to improve our ability to supply increased soda ash demand.

During the second quarter of 2004, we reached agreement in principle with the EPA and the DOJ to settle certain liabilities at two environmental remediation sites in New Jersey. These agreements are both contingent on negotiation and entry of the final consent decrees.

On October 14, 2003, Solutia, our joint venture partner in Astaris (see Note 14), filed a lawsuit against us with the Circuit Court of St. Louis County, Missouri claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris. Solutia dismissed this Missouri lawsuit in February 2004, after it had filed a virtually identical lawsuit in the U.S. Bankruptcy Court in the Southern District of New York. Solutia had filed for Chapter 11 bankruptcy protection in that same court on December 17, 2003. Our motion to remove the lawsuit from Bankruptcy Court was granted on June 18, 2004, and the matter is now pending in U.S. District Court for the Southern District of New York.

We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. We believe that the ultimate resolution of our known contingencies will not materially affect our consolidated financial position, results of operations or cash flows.

Note 16: Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2004	2003	2004	2003
Revenue
Agricultural Products	$193.0	$174.7	$366.4	$303.2
Specialty Chemicals	141.6	138.8	276.3	265.7
Industrial Chemicals	201.4	197.4	399.7	377.2
Eliminations	(1.7)	(0.9)	(2.4)	(2.1)

Total	$534.3	$510.0	$1,040.0	$944.0

Income (loss) from continuing operations before income taxes
Agricultural Products	$48.0	$27.2	$67.7	$32.5
Specialty Chemicals	30.1	30.0	54.7	54.4
Industrial Chemicals	11.0	7.5	17.7	17.3

Segment operating profit	89.1	64.7	140.1	104.2
Corporate	(9.8)	(9.6)	(19.1)	(16.9)
Other expense, net	(2.7)	(2.3)	(5.5)	(5.2)

Operating profit before restructuring and other (charges) gains and net interest expense	76.6	52.8	115.5	82.1
Restructuring and other charges (1)	(2.9)	—	(13.7)	—
Interest expense, net	(20.6)	(23.4)	(41.0)	(48.7)
Affiliate interest expense (2)	(0.7)	(1.4)	(1.2)	(3.0)

Total	$52.4	$28.0	$59.6	$30.4

(1)	See Note 6 for details of restructuring and other charges and Note 14 for details of the restructuring in Astaris.
(2)	Our share of interest expense of Astaris, the phosphorus joint venture. The equity in loss of the joint venture is included in the Industrial Chemicals segment.

Note 17: Guarantors

In accordance with the completion of our refinancing on October 21, 2002, condensed consolidated financial statements are being disclosed. The following entities: wholly-owned direct and indirect domestic subsidiaries of the company (“Guarantors”), fully and unconditionally guarantee the obligations under the refinancing program on a joint and several basis: InterMountain Research and Development Corporation, FMC Asia-Pacific, Inc., FMC Overseas, Ltd., FMC WFC I, Inc., FMC WFC II, Inc., FMC WFC I NL, L.L.C., FMC Defense Corp., FMC Defense NL, L.L.C., FMC Properties, LLC, FMC Funding Corporation, FMC Idaho, LLC. The following consolidating condensed financial statements present, in separate columns, financial information for: FMC Corporation on a parent-only basis carrying its investment in subsidiaries under the equity method; the Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis, eliminating adjustments; and consolidated totals as of June 30, 2004 and December 31, 2003, and for each of the three and six month periods ended June 30, 2004 and 2003. The eliminating adjustments primarily reflect inter-company transactions, such as interest income and expense, accounts receivable and payable, advances, short- and long-term debt, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Guarantors as we have determined that such material information is available in the notes to our consolidated financial statements.

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF INCOME (unaudited)

Three Months Ended June 30, 2004

(in Millions)	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$317.3	$82.3	$258.3	$(123.6)	$534.3
Costs of sales and services	214.5	59.1	222.7	(118.7)	377.6
Selling and general administrative expenses	42.4	7.3	11.7	—	61.4
Research and development expenses	18.3	1.2	1.2	—	20.7
Restructuring and other charges	1.0	—	—	—	1.0

Total costs and expenses	276.2	67.6	235.6	(118.7)	460.7

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interest, interest expense, net, and income taxes	41.1	14.7	22.7	(4.9)	73.6
Equity in (earnings) loss of affiliates	1.8	—	(0.5)	(1.0)	0.3
Minority interests	—	(1.1)	0.4	1.0	0.3
Interest expense, net	24.8	(4.2)	—	—	20.6

Income (loss) from continuing operations before income taxes	14.5	20.0	22.8	(4.9)	52.4
Provision (benefit) for income taxes	7.8	2.6	1.2	—	11.6

Income (loss) from continuing operations	6.7	17.4	21.6	(4.9)	40.8
Discontinued operations, net of income taxes	(10.1)	—	—	—	(10.1)

Net income (loss)	$(3.4)	$17.4	$21.6	$(4.9)	$30.7

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF INCOME (unaudited)

Three Months Ended June 30, 2003

(in Millions)	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$296.4	$75.7	$246.5	$(108.6)	$510.0
Costs of sales and services	200.4	57.2	214.0	(100.9)	370.7
Selling and general administrative expenses	43.7	6.0	10.6	—	60.3
Research and development expenses	19.7	1.2	1.1	—	22.0

Total costs and expenses	263.8	64.4	225.7	(100.9)	453.0

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interest, interest expense, net, and income taxes	32.6	11.3	20.8	(7.7)	57.0
Equity in (earnings) loss of affiliates	6.6	—	(0.5)	(0.9)	5.2
Minority interests	—	(0.5)	0.8	0.1	0.4
Interest expense, net	39.4	(15.6)	(0.4)	—	23.4

Income (loss) from continuing operations before income taxes	(13.4)	27.4	20.9	(6.9)	28.0
Provision (benefit) for income taxes	(2.6)	7.0	1.9	—	6.3

Income (loss) from continuing operations	(10.8)	20.4	19.0	(6.9)	21.7
Discontinued operations, net of income taxes	—	—	—	—	—

Net income (loss)	$(10.8)	$20.4	$19.0	$(6.9)	$21.7

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF INCOME (unaudited)

Six Months Ended June 30, 2004

(in Millions)	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$602.2	$182.6	$502.5	$(247.3)	$1,040.0
Costs of sales and services	418.3	130.3	433.6	(227.0)	755.2
Selling and general administrative expenses	88.4	15.0	22.9	—	126.3
Research and development expenses	39.6	2.4	2.6	—	44.6
Restructuring and other charges	2.3	—	—	—	2.3

Total costs and expenses	548.6	147.7	459.1	(227.0)	928.4

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interest, interest expense, net, and income taxes	53.6	34.9	43.4	(20.3)	111.6
Equity in (earnings) loss of affiliates	10.8	—	(1.0)	0.2	10.0
Minority interests	—	—	1.2	(0.2)	1.0
Interest expense, net	49.8	(8.7)	(0.1)	—	41.0

Income (loss) from continuing operations before income taxes	(7.0)	43.6	43.3	(20.3)	59.6
Provision (benefit) for income taxes	(2.8)	8.9	5.4	—	11.5

Income (loss) from continuing operations	(4.2)	34.7	37.9	(20.3)	48.1
Discontinued operations, net of income taxes	(11.9)	—	—	—	(11.9)

Net income (loss)	$(16.1)	$34.7	$37.9	$(20.3)	$36.2

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF INCOME (unaudited)

Six Months Ended June 30, 2003

(in Millions)	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
Revenues	$551.2	$143.0	$458.3	$(208.5)	$944.0
Costs of sales and services	380.4	107.6	394.3	(186.4)	695.9
Selling and general administrative expenses	85.8	11.3	20.0	—	117.1
Research and development expenses	37.5	2.4	2.2	—	42.1

Total costs and expenses	503.7	121.3	416.5	(186.4)	855.1

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interest, interest expense, net, and income taxes	47.5	21.7	41.8	(22.1)	88.9
Equity in (earnings) loss of affiliates	10.5	—	(1.0)	(0.8)	8.7
Minority interests	0.1	(0.8)	1.8	—	1.1
Interest expense, net	79.4	(29.8)	(0.9)	—	48.7

Income (loss) from continuing operations before income taxes	(42.5)	52.3	41.9	(21.3)	30.4
Provision (benefit) for income taxes	(11.6)	15.1	3.3	—	6.8

Income (loss) from continuing operations	(30.9)	37.2	38.6	(21.3)	23.6
Discontinued operations, net of income taxes	—	—	—	—	—

Net income (loss)	$(30.9)	$37.2	$38.6	$(21.3)	$23.6

FMC Corporation

CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)

June 30, 2004

(in Millions)	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$161.5	$5.0	$71.0	$—	$237.5
Trade receivables, net of allowance	186.1	191.8	105.0	—	482.9
Inventories	31.4	87.8	95.2	(51.7)	162.7
Inter-company receivables	162.1	15.7	105.5	(283.3)	—
Other current assets	62.5	18.8	41.3	—	122.6
Deferred income taxes	29.2	—	—	—	29.2

Total current assets	632.8	319.1	418.0	(335.0)	1,034.9
Investments	1,885.4	12.5	15.1	(1,862.8)	50.2
Property, plant and equipment, net	569.4	93.5	426.8	—	1,089.7
Goodwill	5.2	142.1	5.3	—	152.6
Other assets	104.3	7.9	28.0	—	140.2
Deferred income taxes	336.3	—	—	—	336.3

Total assets	$3,533.4	$575.1	$893.2	$(2,197.8)	$2,803.9

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$(0.1)	$7.0	$12.7	$—	$19.6
Current portion of long-term debt	63.3	—	—	—	63.3
Accounts payable, trade and other	89.9	34.6	114.1	—	238.6
Inter-company payable	74.0	150.9	58.4	(283.3)	—
Accrued and other current liabilities	194.3	79.2	39.5	—	313.0
Accrued pension and other postretirement benefits, current	13.2	—	—		13.2
Income taxes	(223.4)	249.1	24.9	—	50.6

Total current liabilities	211.2	520.8	249.6	(283.3)	698.3
Long-term debt, less current portion	994.8	—	—	—	994.8
Accrued pension and other postretirement benefits, long-term	127.8	—	—	—	127.8
Inter-company long-term debt	1,230.1	(1,174.9)	(55.2)	—	—
Inter-company investments	(28.3)	—	(15.6)	43.9	—
Reserve for discontinued operations, environmental reserves and other long-term liabilities	222.9	—	—	—	222.9
Other long-term liabilities	18.1	44.4	1.2	—	63.7
Minority interests in consolidated companies	12.6	(0.5)	45.7	(10.0)	47.8
Stockholders’ equity (deficit):
Common stock and retained earnings	1,285.5	1,185.3	667.5	(1,948.4)	1,189.9
Accumulated other comprehensive loss	(33.6)	—	—	—	(33.6)
Treasury stock, common, at cost	(507.7)	—	—	—	(507.7)

Total stockholders’ equity	744.2	1,185.3	667.5	(1,948.4)	648.6

Total liabilities and stockholders’ equity	$3,533.4	$575.1	$893.2	$(2,197.8)	$2,803.9

FMC Corporation

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

(in Millions)	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$142.1	$4.8	$47.0	$—	$193.9
Trade receivables, net of allowance	175.0	194.4	108.8	—	478.2
Inventories	70.9	65.0	98.2	(41.5)	192.6
Inter-company receivables	148.1	13.7	127.5	(289.3)	—
Other current assets	62.1	13.8	36.2	—	112.1
Deferred income taxes	32.9	—	—	—	32.9

Total current assets	631.1	291.7	417.7	(330.8)	1,009.7
Investments	1,853.0	11.5	15.2	(1,810.9)	68.8
Property, plant and equipment, net	586.5	97.1	444.5	—	1,128.1
Goodwill	4.8	146.1	5.4	—	156.3
Other assets	110.7	7.2	25.8	—	143.7
Deferred income taxes	322.2	—	—	—	322.2

Total assets	$3,508.3	$553.6	$908.6	$(2,141.7)	$2,828.8

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$1.7	$12.1	$—	$13.8
Current portion of long-term debt	3.0	—	—	—	3.0
Accounts payable, trade and other	147.2	31.7	120.6	—	299.5
Inter-company payable	61.4	132.3	95.6	(289.3)	—
Accrued and other current liabilities	217.7	88.1	42.8	—	348.6
Accrued pension and other postretirement benefits, current	13.7	—	—	—	13.7
Income taxes	(222.5)	246.2	25.2	—	48.9

Total current liabilities	220.5	500.0	296.3	(289.3)	727.5
Long-term debt, less current portion	1,033.4	—	—	—	1,033.4
Accrued pension and other postretirement benefits, long-term	132.1	—	—	—	132.1
Inter-company long-term debt	1,222.5	(1,156.6)	(65.9)	—	—
Inter-company investments	(28.3)	—	(15.6)	43.9	—
Reserve for discontinued operations, environmental reserves and other long-term liabilities	221.6	—	—	—	221.6
Other long-term liabilities	21.2	55.2	1.2	—	77.6
Minority interests in consolidated companies	11.5	(0.3)	46.0	(8.9)	48.3
Stockholders’ equity (deficit):
Common stock and retained earnings	1,203.2	1,155.3	646.6	(1,887.4)	1,117.7
Accumulated other comprehensive loss	(21.8)	—	—	—	(21.8)
Treasury stock, common, at cost	(507.6)	—	—	—	(507.6)

Total stockholders’ equity	673.8	1,155.3	646.6	(1,887.4)	588.3

Total liabilities and stockholders’ equity	$3,508.3	$553.6	$908.6	$(2,141.7)	$2,828.8

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (unaudited)

Six months ended June 30, 2004

(in Millions)	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash provided (required) by operating activities	$12.0	$60.2	$28.2	$(28.9)	$71.5

Cash required by discontinued operations	(13.5)	—	—	—	(13.5)

Cash provided (required) by investing activities:
Capital expenditures	(12.6)	(3.6)	(14.6)	—	(30.8)
Other investing activities	(30.6)	(36.5)	(0.9)	34.9	(33.1)

Cash provided (required) by investing activities	(43.2)	(40.1)	(15.5)	34.9	(63.9)

Cash provided (required) by financing activities:
Change in short-term debt obligations, net	(0.1)	5.3	0.6	—	5.8
Repayment of long-term debt, net of increased borrowings	(5.2)	—	—	—	(5.2)
Other financing activities	69.4	(25.2)	10.7	(6.0)	48.9

Cash provided (required) by financing activities	64.1	(19.9)	11.3	(6.0)	49.5

Increase (decrease) in cash and cash equivalents	19.4	0.2	24.0	—	43.6
Beginning of year	5.2	4.8	47.0	—	57.0

End of period	$24.6	$5.0	$71.0	$—	$100.6

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (unaudited)

Six months ended June 30, 2003

(in Millions)	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash provided (required) by operating activities	$772.3	$60.0	$34.7	$(841.5)	$25.5

Cash required by discontinued operations	(8.1)	—	—	—	(8.1)

Cash provided (required) by investing activities:
Capital expenditures	(16.9)	(4.0)	(18.1)	—	(39.0)
Other investing activities	(826.6)	(1.6)	1.9	802.2	(24.1)

Cash provided (required) by investing activities	(843.5)	(5.6)	(16.2)	802.2	(63.1)

Cash provided (required) by financing activities:
Change in short-term debt obligations, net	—	(29.9)	(2.4)	—	(32.3)
Repayment of long-term debt, net of increased Borrowings	54.2	—	—	—	54.2
Other financing activities	2.1	(15.5)	2.0	39.3	27.9

Cash provided (required) by financing activities	56.3	(45.4)	(0.4)	39.3	49.8

Increase (decrease) in cash and cash equivalents	(23.0)	9.0	18.1	—	4.1
Beginning of year	46.4	1.2	42.0	—	89.6

End of period	$23.4	$10.2	$60.1	$—	$93.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.

Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, “expects”, “should”, “could”, “may”, “will continue to”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section “Forward-Looking Statements” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”) and to similar disclaimers in all other reports and forms filed with the Securities and Exchange Commission (“SEC”). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date that such statements were made.

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

NEW ACCOUNTING POLICIES

Recently adopted accounting standards

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities – a modification of FASB Interpretation No. 46” (“FIN 46R”) on March 15, 2004. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R establishes standards under which a variable interest entity should be consolidated by the primary beneficiary. This standard did not have an effect on our financial condition or results of operations for the six months ended June 30, 2004.

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

New accounting standards

On April 30, 2004, FASB issued Financial Staff Position No. 141-1 and 142-1 “Interaction of FASB Statements No. 141 Business Combination and No. 142 Goodwill and Other Intangible Assets, and Emerging Issue Task Force (EITF) Issue No. 04-2 Whether Mineral Rights Are Tangible or Intangible Assets.” EITF Issue No. 04-2 states that all mineral rights should be considered tangible assets for accounting purposes and should be presented as a separate disclosure in the balance sheet or in the notes to the financial statements. We are reviewing these disclosure requirements and their application to some of our businesses and intend to include the required information in the notes to our 2004 consolidated financial statements on our Form 10-K.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” we elected to defer recognition of the effects of the Medicare Act in any measures of the benefit obligation or cost.

In May 2004, the Financial Accounting Standards Board issued Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Act and requires certain disclosures pending determination as to whether the sponsor’s postretirement health care plan can reasonably expect to qualify for beneficial treatment under the Act. We will account for the estimated effects of the Medicare Act on our postretirement health care plan in accordance with the requirements of FSP 106-2 in the third quarter of 2004 following the completion of our actuarial analysis. The amounts of other postretirement benefit liabilities and net periodic other postretirement benefit costs disclosed herein do not reflect the effects of the subsidy because we are unable to determine whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Medicare Act.

LIQUIDITY AND CAPITAL RESOURCES

We maintain adequate liquidity to support business operations, repay maturing debt, and meet other commitments through internally generated funds, cash and availability under committed credit facilities.

We provide substantial cash as collateral to assure the payment of certain self-insurance obligations, environmental remediation activities, future business commitments, and to collateralize letters of credit supporting variable-rate pollution control and industrial revenue bonds. The cash set aside for these purposes is shown on the condensed consolidated balance sheets as “Restricted cash,” which was $136.9 million at June 30, 2004 and December 31, 2003.

Among other restrictions, our credit facilities contain financial covenants related to FMC’s leverage (measured as the ratio of adjusted earnings to debt), interest coverage (measured as the ratio of interest expense to adjusted earnings), consolidated net worth and capital spending. We were in compliance with all debt covenants then applicable at June 30, 2004 and December 31, 2003.

In the second half of 2003, our Astaris affiliate began to implement its restructuring plan, and we recorded after-tax charges of $32.5 million primarily in connection with this plan. In 2004, we expect to record additional charges of approximately $9 million after-tax of which $1.2 million after-tax was recorded during the second quarter. Through June 30, 2004, we have recorded a total of $7.0 million in after-tax charges related to the Astaris restructuring. In support of the Astaris restructuring plan FMC and Solutia have agreed to defer until September 2005 a total of approximately $30 million each in payments anticipated from Astaris. As of June 30, 2004, we have deferred $10.7 million in payments from Astaris under this program. In December 2003, to accommodate the financial effects on us of the Astaris restructuring plan, we were successful in obtaining favorable amendments to certain covenants in our credit facilities. Along with the favorable covenant amendments, the lenders under our credit facilities agreed to reduce the applicable margin under the term loan facility by 2.25 percent per annum. In June 2004, we received approval from our lenders for a further reduction of 0.75 percent per annum in the applicable margin under the term loan facility.

Under our credit facilities we had term loan facility borrowings of $242.3 million and $247.5 million at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004 and December 31, 2003 we had $215.2 million and $247.4 million of availability, respectively, under our $250.0 million committed revolving credit facility. There were no outstanding borrowings under this facility at December 31, 2003. Letters of credit outstanding under the revolving credit facility totaled $8.8 million and $2.6 million at June 30, 2004 and December 31, 2003, respectively.

Cash and cash equivalents, excluding restricted cash, at June 30, 2004 compared to December 31, 2003 were $100.6 million and $57.0 million, respectively. The majority of cash and cash equivalents at June 30, 2004 was held by our foreign subsidiaries. We had total debt of $1,077.7 million and $1,050.2 million at June 30, 2004 and December 31, 2003, respectively. This included $1,058.1 million and $1,036.4 million of long-term debt at June 30, 2004 and December 31, 2003, respectively. Short-term debt, which consists primarily of foreign borrowings, was $19.6 million at June 30, 2004 compared to $13.8 million at December 31, 2003. The increase in long-term debt at June 30, 2004 from December 31, 2003 was due to increased borrowings under our revolving credit facility resulting from normal seasonal working capital requirements in our Agricultural Products segment, which we expect to decline in the second half of 2004.

Cash provided by operating activities was $73.6 million for six months ended June 30, 2004 compared to $16.5 million for the first six months of 2003 primarily reflecting higher earnings and a decrease in inventory, and to a lesser extent, a decrease in receivable balances. These were offset by a decrease in accounts payable and other current liabilities at June 30, 2004 compared to the prior year.

Cash required by discontinued operations for the six months ended June 30, 2004 and 2003 was $13.5 million and $8.1 million, respectively.

Cash required by investing activities was $63.9 million for the six months ended June 30, 2004 compared to $63.1 million for the six months ended June 30, 2003 reflecting an increase in Astaris keepwell payments (which are described below under “Commitments and other potential liquidity needs”), which were offset by lower capital spending as we continue to spend only that capital necessary for maintenance, profit improvement and regulatory purposes.

Cash provided by financing activities for the first six months of 2004 was $49.5 million compared to $49.8 million for the same period in 2003 reflecting an increase in the number of stock options exercised. This was offset by lower borrowings under our revolving credit facilities. In the first six months of 2003 we redeemed $18.7 million in our 6.375 percent senior notes due September 2003 at a premium plus accrued interest of $0.8 million compared to long-term debt repayments of $5.2 million in the first six months of 2004.

We continually evaluate our options for divesting real estate holdings and property, plant and equipment that are no longer integral to any of our core operating businesses.

Commitments and other potential liquidity needs

Our cash needs for the remainder of 2004 include operating cash requirements, capital expenditures, scheduled maturities of long-term debt, environmental spending and restructuring spending. We expect that with these needs, our debt balances, net of cash and restricted cash, will be approximately $40 million to $60 million less than at year-end 2003. We plan to meet our liquidity needs through cash generated from operations and borrowings under our $250.0 million committed revolving credit facility.

In connection with the finalization of Astaris’ external financing arrangements during the third quarter of 2000, we entered into an agreement with lenders under Astaris’ credit facility pursuant to which we agreed to make payments (“keepwell payments”) sufficient to make up one-half of the shortfall in Astaris’ earnings below certain levels. Solutia Inc. (“Solutia”), which owns the other 50 percent of Astaris, provided a parallel agreement under which it makes up the other half of any shortfall. Astaris’ earnings did not meet the agreed upon levels in 2003, and we made keepwell payments of $62.8 million. In the second quarter of 2004, we made additional keepwell payments of $35.5 million. In each case, keepwell payments were applied to reduce the debt of Astaris.

At June 30, 2004, the aggregate commitments of lenders under Astaris’ credit facility were $20.0 million. There were no outstanding borrowings, and outstanding letters of credit were $7.8 million at June 30, 2004. At December 31, 2003, Astaris had outstanding borrowings of $70.9 million and letters of credit of $9.2 million. As previously agreed with Astaris’ lenders, when the lenders’ commitments were reduced to $20.0 million, in June 2004 we posted a $6.1 million letter of credit in lieu of a cash keepwell payment in that amount and anticipate posting an additional $3.9 million letter of credit in the third quarter of 2004 after which no further keepwell payments or letters of credit will be required. Solutia has already posted a similar letter of credit supporting its parallel obligation.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. A significant portion of these customers’ obligations to repay us for any amounts paid under the guarantees is secured by liens on their crops. Past losses under this program have been minimal. The total of these guarantees was $37.4 million and $44.3 million at June 30, 2004 and December 31, 2003, respectively, are recorded on the condensed consolidated balance sheets as guarantees of vendor financing.

Other commitments that could affect our liquidity include the following:

In 2001, we agreed to guarantee the performance by FMC Technologies, Inc. of certain obligations under several contracts, debt instruments, and reimbursement agreements associated with letters of credit. (See Note 15 to the consolidated financial statements in this Form 10-Q and Notes 2 and 17 to the 2003 consolidated financial statements on our 2003 10-K.) As of June 30, 2004, these guaranteed obligations totaled $4.0 million compared to $6.8 million at December 31, 2003.

At June 30, 2004 there was $41.0 million principal amount outstanding of variable-rate industrial and pollution control revenue bonds supported by $43.3 million in bank letters of credit, which are fully collateralized with cash, shown as restricted cash on the condensed consolidated balance sheet.

We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries. The outstanding amounts of debt guaranteed were $19.6 million and $13.8 million, respectively, at June 30, 2004 and December 31, 2003.

We have negotiated the return of various railcars from Astaris, resulting in additional future lease obligations of $8.2 million compared to our future contractual lease commitments disclosed in the “Contractual Commitments” table and Note 18 in our 2003 10-K in order to improve our ability to supply increased soda ash demand.

Other than anticipated increases in bank borrowings and the assumption of the Astaris railcar leases, total commitments under significant contracts that we believe will affect cash over the next five years have not changed significantly compared to the outstanding commitments at December 31, 2003.

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

At June 30, 2004 and December 31, 2003, our net financial instrument position of interest rate swaps and currency and energy hedges was a net asset of $8.6 million and $1.1 million, respectively. The change in the net financial instrument position was due to larger unrealized gains in our energy hedges.

Commodity Price Risk

Energy costs are approximately 9 percent of our costs of sales and services. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas. Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness related to our outstanding cash flow hedges and which were recorded to earnings during the three and six months ended June 30, 2004 was $1.0 million. The gains and losses in the prior year are not material. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2004 and December 31, 2003 with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would have resulted in increases of the net asset positions at June 30, 2004 and December 31, 2003 of $8.7 million and $9.0 million, respectively. A 10 percent decrease in energy market prices would have resulted in a decrease of the net asset position at June 30, 2004 of $8.2 million. At December 31, 2003, a 10 percent decrease in energy market prices would have resulted in a decrease of $8.5 million in the net asset position into a net liability position.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2004 and December 31, 2003, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in increases of $8.8 million and $16.2 million in the net liability positions at June 30, 2004 and December 31, 2003, respectively. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in decreases of $7.9 million and $15.6 million in the net liability position into a net asset position of the relevant financial instruments at June 30, 2004 and December 31, 2003, respectively.

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

Interest rate swaps that meet specific conditions under SFAS No. 133 are accounted for as fair-value hedges. The net position of these interest rate swap agreements is not material at June 30, 2004. All existing fair-value hedges are 100% effective. As a result, there is no effect on earnings from hedge ineffectiveness.

Our debt portfolio, at June 30, 2004 including interest rate swap agreements, is composed of 60 percent fixed-rate debt and 40 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of foreign bank borrowings, variable-rate industrial and pollution control revenue bonds, borrowings under our $500.0 million credit facilities, and interest rate swap agreements entered into in the first quarter of 2003 with an aggregate notional principal amount of $100.0 million. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt, including interest rate swap agreements, included in our debt portfolio at June 30, 2004 and December 31, 2003, a one percentage point increase or decrease in interest rates that remained in effect for an entire quarter would have increased or decreased quarterly net income by $0.8 million and $1.0 million, respectively.

RESULTS OF OPERATIONS

Overview –

(in Millions, Except Per Share Data)	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
		Per Share Diluted		Per Share Diluted		Per Share Diluted		Per Share Diluted
Consolidated Revenue	$534.3		$510.0		$1,040.0		$944.0

Net income	$30.7	$0.82	$21.7	$0.61	$36.2	$0.98	$23.6	$0.66

Net income included the following after-tax charges:
Restructuring and other charges	$0.6	$0.02	—	—	$1.4	$0.04	—	—
Astaris restructuring (1)	1.2	0.03	—	—	7.0	0.19	—	—
Discontinued operations	10.1	0.27	—	—	11.9	0.32	—	—

Total after-tax charges included in net income	$11.9	$0.32	—	—	$20.3	$0.55	—	—

(1)	Our share of charges recorded by Astaris, LLC, the phosphorous joint venture is included in “Equity in loss of affiliates.”

See “Segment Results” for a detailed discussion of events affecting our results for the three and six months ended June 30, 2004 and 2003.

CONSOLIDATED RESULTS – Three months ended June 30, 2004 compared to Three months ended June 30, 2003

Revenue for the three months ended June 30, 2004 was $534.3 million, an increase of 5 percent compared to the $510.0 million recorded in the prior year period. This increase was primarily due to higher Agricultural Product insecticide sales primarily in North America and continued strength in Brazil.

Restructuring and other charges totaled $1.0 million ($0.6 million after tax) in the second quarter of 2004 primarily as a result of severance. Agricultural Products recorded a charge of $1.8 million, which was partially offset by non-cash adjustments in Industrial Chemicals and Corporate totaling $0.8 million. (See Note 6.) Restructuring and other charges recorded in the second quarter of 2003 were not material.

Equity in loss of affiliates. Equity in loss of affiliates was $0.3 million in the second quarter of 2004 versus $5.2 million in the prior year period. The second quarter of 2004 included our portion of the Astaris’ 2004 restructuring charges totaling $1.9 million related to the previously announced restructuring plan. Astaris’ earnings improved in the second quarter of 2004 compared to the same period in the prior year due to the benefits of this restructuring in 2004.

Interest expense, net for the second quarter of 2004 decreased to $20.6 million compared to $23.4 million in the second quarter of 2003. The decrease mostly reflects the lower interest costs from the December 2003 term loan repricing and lower debt levels in the second quarter of 2004 compared to the prior year.

Provision for income taxes was $11.6 million for the second quarter of 2004 compared to $6.3 million for the prior year period resulting in effective tax rates of 22 percent and 23 percent, respectively.

Discontinued operations. In the three months ended June 30, 2004, we recorded a $16.5 million ($10.1 million after tax) charge to discontinued operations. During the second quarter of 2004, we reached agreements in principle with the EPA and the DOJ to settle certain liabilities at two environmental remediation sites in New Jersey. A charge of $16.5 million ($10.1 million after-tax) was taken to adjust our environmental reserves based upon the agreed settlement amount for certain costs related to these sites. Additionally, we charged discontinued operations $0.6 million ($0.4 million after-tax) for legal costs related to discontinued businesses, which was offset by the reversal of a reserve related to our former Chicago headquarters. There were no discontinued operations charges in the second quarter of 2003.

Net Income increased to $30.7 million for the three months ended June 30, 2004 from $21.7 million for the prior period, primarily reflecting higher earnings in our Agricultural Products segment. As noted in the “Overview,” net income for the three months ended June 30, 2004 included restructuring and other charges, Astaris restructuring charges and a charge to discontinued operations totaling $11.9 million after tax or $0.32 per share on a diluted basis compared to the three months ended June 30, 2003, in which no such charges were recorded.

Average shares outstanding used in the quarter’s diluted earnings per common share calculations were 37.3 million in the second quarter of 2004 compared with 35.5 million in the prior year’s quarter.

Other Financial Data

Capital Expenditures totaled $17.5 million for the three months ended June 30, 2004 compared to $21.9 million for three months ended June 30, 2003.

The following line item from our segment profit and loss statement is used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2003 consolidated financial statements on our 2003 10-K).

Corporate expenses of $9.8 million in second quarter of 2004 were essentially flat compared to $9.6 million in the second quarter of 2003.

SEGMENT RESULTS – Three months ended June 30, 2004 compared to Three months ended June 30, 2003

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 16 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2003 consolidated financial statements on our 2003 10-K.

Agricultural Products

(in Millions)	Three months Ended June 30,		Increase/ (Decrease)
	2004	2003	$	%
Revenue	$193.0	$174.7	18.3	10
Operating Profit	48.0	27.2	20.8	76

Revenue in Agricultural Products was $193.0 million, an increase of 10 percent from the prior-year quarter. Approximately two-thirds of the increase was due to stronger insecticide sales, driven primarily by growth in North American markets in corn, cotton and certain non-crop applications and continued strength in Brazil, particularly in cotton. Increased herbicide sales in the quarter benefited from approval for new product uses in Europe, early season demand in North America due to favorable weather conditions and improvement in Brazil.

Segment earnings of $48.0 million increased 76 percent versus the second quarter of 2003 due to higher sales and improved product mix related to our focus on higher value proprietary products, and lower production costs. In addition, selling, general and administrative expenses decreased compared with the prior year quarter due, in part, to lower consulting expenses.

Specialty Chemicals

(in Millions)	Three months Ended June 30,		Increase/ (Decrease)
	2004	2003	$	%
Revenue	$141.6	$138.8	2.8	2
Operating Profit	30.1	30.0	0.1	—

Revenue in Specialty Chemicals was $141.6 million, an increase of two percent versus the prior-year quarter. The BioPolymer business represented more than the full increase in segment revenue driven by favorable foreign currency translation, primarily the euro, higher microcrystalline cellulose and alginate sales into the food ingredient markets and pharmaceutical markets in Europe and in North America. Lithium sales were slightly below the prior-year quarter as lower sales into the pharmaceutical market more than offset the increases in the energy storage market and the favorable impact of foreign currency translation.

Segment earnings were essentially flat with the second quarter of 2003 due to the net effect of the higher sales in BioPolymer and favorable currency translation offset by the impact of higher raw material costs, predominately seaweed-based raw materials, and a less favorable product mix.

Industrial Chemicals

(in Millions)	Three months Ended June 30,		Increase/ (Decrease)
	2004	2003	$	%
Revenue	$201.4	$197.4	4.0	2
Operating Profit	11.0	7.5	3.5	47

Revenue in Industrial Chemicals was $201.4 million, an increase of two percent from the prior-year quarter. The alkali business drove more than the full increase in segment revenue as the impact of stronger soda ash volumes and higher domestic prices for soda ash more than offset the weaker export prices for soda ash through the American Natural Soda Ash Corporation (ANSAC). Lower domestic peroxygen sales due to unfavorable product mix were partially offset by increased hydrogen peroxide volumes and selling prices in the pulp market. Slightly lower sales at Foret, our European Industrial Chemicals business, driven by temporary production problems in phosphates primarily related to a raw material shortage and lower volumes into the export market due to the strength of the euro, were almost entirely offset by higher selling prices in both peroxygens and phosphates, as well as the impact of favorable currency translation.

Segment earnings increased 47 percent from the second quarter of 2003 due to higher sales and improved earnings at Astaris due to benefits of the previously announced restructuring. These increases were partially offset by higher land and ocean freight costs and higher energy costs, primarily gas.

CONSOLIDATED RESULTS – Six months ended June 30, 2004 compared to Six months ended June 30, 2003

Revenue for the six months ended June 30, 2004 was $1,040.0 million, an increase of 10 percent compared to the $944.0 million recorded in the prior year. This increase was largely due to higher insecticide sales in Agricultural Products primarily in Brazil and North America and a stronger euro.

Restructuring and other charges. Restructuring and other charges totaled $2.3 million ($1.4 million after tax) in the first half of 2004 primarily as a result of severance costs. (See Note 6.) Restructuring and other charges recorded in the first half of 2003 were not material.

Equity in loss of affiliates. Equity in loss of affiliates was $10.0 million in the first half of 2004 versus $8.7 million in the prior year period. The six months ended June 30, 2004 included our portion of the Astaris 2004 restructuring charges totaling $11.4 million related to the previously announced restructuring plan. In the second quarter of 2004, Astaris completed its restructuring to improve financial performance and expects annualized earnings improvement, excluding restructuring charges, in excess of $40 million before-tax some of which has already been realized beginning in the fourth quarter of 2003.

Interest expense, net for the first half of 2004 decreased to $41.0 million compared to $48.7 million in the first half of 2003. The decrease mostly reflects the lower interest costs from the December 2003 term loan repricing and lower debt levels in the first six months of 2004 compared to the prior year period. In June 2004 we received approval from our lenders to reduce the applicable margin under the term loan facility by 0.75 percent per annum.

Provision for income taxes was $11.5 million for the first half of 2004 compared to $6.8 million for the prior year resulting in effective tax rates of 19 percent and 22 percent, respectively. The tax rate for the first half of 2004 reflects higher foreign profits taxed at lower rates and lower tax on foreign dividends when compared to the same period in 2003.

Discontinued operations. In the first six months of 2004, we recorded $19.5 million ($11.9 million after tax) in charges to discontinued operations. We recorded a charge of $19.7 million ($11.4 million after-tax) to increase our reserves for environmental issues at two sites in New Jersey and at our Middleport, New York site to recognize obligations incurred during the six months ended June 30, 2004. Additionally, we charged discontinued operations for legal costs related to discontinued businesses of $1.4 million ($0.9 million after-tax), which was partially offset by the reversal of a reserve related to our former Chicago headquarters. There were no discontinued operations charges in the first half of 2003.

Net Income increased to $36.2 million for the six months ended June 30, 2004 from $23.6 million for the prior period, primarily reflecting higher earnings in our Agricultural Products segment. As noted in the table under “Overview,” net income for the six months ended June 30, 2004 included restructuring and other charges, Astaris restructuring charges and a charge to discontinued operations totaling $20.3 million after tax or $0.55 per share on a diluted basis compared to the six months ended June 30, 2003 which had no such charges.

Average shares outstanding used in the diluted earnings per common share calculations above were 36.9 million in the first half of 2004 compared with 35.6 million in the prior year period. As our stock price has appreciated, more stock options have been exercised resulting in an increase in the shares outstanding for the period ended June 30, 2004 as compared to June 30, 2003.

Other Financial Data

Capital Expenditures totaled $30.8 million for the six months ended June 30, 2004 compared to $39.0 million for six months ended June 30, 2003 as we continue to spend only that capital necessary for maintenance, profit improvement and regulatory purposes.

The following line item from our segment profit and loss statement is used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2003 consolidated financial statements on our 2003 10-K).

Corporate expenses were $19.1 million in first half of 2004 compared to $16.9 million in the first half of 2003 due largely to the timing of certain compensation accruals and higher consulting costs.

SEGMENT RESULTS – Six months ended June 30, 2004 compared to Six months ended June 30, 2003

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 16 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2003 consolidated financial statements on our 2003 Form 10-K.

Agricultural Products

(in Millions)	Six months Ended June 30,		Increase/ (Decrease)
	2004	2003	$	%
Revenue	$366.4	$303.2	63.2	21
Operating Profit	67.7	32.5	35.2	108

Revenue in Agricultural Products was $366.4 million for the six months ended June 30, 2004, an increase of 21 percent versus the prior-year period. Higher insecticide sales accounted for two-thirds of the increase and were driven by strong performance in Latin America, particularly Brazil, due to an improved farm economy and heavy pest pressures. Increased herbicide sales resulted from a combination of new labels in Europe, early season demand in North America and improved market conditions in Asia. Solid performance in non-crop markets also contributed to the sales growth.

The segment earnings were $67.7 million, an increase of over 100 percent from the first half of 2003 due to higher sales, an improved product mix related to our focus on higher-value proprietary products and lower production costs. This increase was partially offset by higher selling expenses related to the increase in sales.

We believe that Agricultural Products will continue to successfully execute its strategies in 2004 and achieve much stronger full-year results assuming normal pest pressures in the third quarter in North America and a good Brazilian farm economy in the fourth quarter.

Specialty Chemicals

(in Millions)	Six months Ended June 30,		Increase/ (Decrease)
	2004	2003	$	%
Revenue	$276.3	$265.7	10.6	4
Operating Profit	54.7	54.4	0.3	—

The Specialty Chemicals sales increase in the first six months of 2004 was driven by the BioPolymer business due to favorable foreign currency translation, primarily the euro, and strong product sales. Product sales increases included stronger sales of microcrystalline cellulose to the food ingredient and pharmaceutical markets in Europe and in North America and higher sales of carrageenan and alginates into the pharmaceutical and personal care markets. Revenue in the lithium business was flat versus the prior-year period as the benefits of increased sales into the battery market and favorable foreign currency translation were offset by lower sales into the pharmaceutical market.

Segment earnings were essentially flat versus the six months ended June 30, 2003 due to the net effect of the higher sales in BioPolymer and favorable currency translation offset by the impact of higher raw material costs, predominately seaweed.

We expect modest earnings growth in this segment in 2004 due to the benefit of higher sales, driven by growth in pharmaceutical and food ingredient markets.

Industrial Chemicals

(in Millions)	Six months Ended June 30,		Increase/ (Decrease)
	2004	2003	$	%
Revenue	$399.7	$377.2	22.5	6
Operating Profit	17.7	17.3	0.4	2

The increase in Industrial Chemicals’ revenue of six percent versus the prior-year period was driven by improved Foret sales, which resulted from favorable foreign currency translation and higher prices of sodium tripolyphosphate and peroxygens partially offset by the impact of temporary production problems in phosphates primarily related to a raw material shortage. Higher alkali sales were driven by strong volume growth and improved domestic soda ash selling prices partially offset by weaker export prices in soda ash. Lower domestic peroxygen sales resulted from an unfavorable product mix somewhat offset by improved hydrogen peroxide volumes and selling prices in the pulp market.

Segment earnings for the six months ended June 30, 2004 were up two percent versus the year-earlier period as the benefit of higher sales and improved earnings at Astaris were almost entirely offset by higher energy costs, primarily gas, and higher freight costs.

We expect improvement in our Industrial Chemicals businesses as a result of higher capacity utilization rates and higher selling prices, however, the earnings benefit of increased full-year sales will be partially offset by higher energy costs. We expect these conditions, and improvement at Astaris, to generate the growth in this segment in 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management on a timely basis to allow decisions regarding required disclosure. The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2004, these controls and procedures were effective.

(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during the company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect the company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A report by KPMG LLP, FMC’s Independent Registered Public Accounting Firm, on the consolidated financial statements included in the Form 10-Q for the three and six months ended June 30, 2004 is included on page 39.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of June 30, 2004, and the related condensed consolidated statements of operations for the three and six month periods ended June 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board, the consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of December 31, 2003, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended not presented herein; and in our report dated February 13, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania
August 6, 2004

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In late June 2004 we were served in a lawsuit captioned “Lewis et al v FMC Corporation” which was filed in United States District Court for the Western District of New York. The suit was brought by thirteen residents of Middleport, New York who allege that the Company has violated certain state and federal environmental laws and seeks injunctive relief and monetary damages for personal injuries and property damage in connection with such alleged violations. We believe this suit is without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our annual meeting of shareholders on April 27, 2004 (the “Annual Meeting”).

(b) At the Annual Meeting, William F. Reilly, James R. Thompson and William G. Walter were each nominated for, and elected by the shareholders to, our Board of Directors (the “Board”). These individuals will serve on our Board along with Edward J. Mooney, Enrique J. Sosa, Mark P. Frissora, Patricia A. Buffler, G. Peter D’Aloia and C. Scott Greer, each of whose terms continued after the Annual Meeting. The number of votes cast for, and withheld with respect to, each nominee is set forth below:

	For	Withheld
William F. Reilly	31,857,706	1,275,126
James R. Thompson	31,503,431	1,629,401
William G. Walter	31,869,801	1,263,032

B.A. Bridgewater retired from the Board as of the Annual Meeting.

(c) At the Annual Meeting, the shareholders also voted on the ratification of the Audit Committee’s approval of the continuing service of KPMG LLP as the company’s independent public accountants for the fiscal year ending December 31, 2004 as follows:

Votes
For:	30,985,332
Against:	2,070,933
Abstain:	57,667
Broker Non-Votes:	—

ITEM 6. EXHIBITS, CERTIFICATION, AND REPORTS ON FORM 8-K

(a)	Exhibits

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

(b)	Reports on Form 8-K:

The Registrant filed or furnished the following reports on Form 8-K or Form 8-K/A during the quarter covered by this quarterly report:

i.	Furnished April 29, 2004 – Item 12: Results of Operations and Financial Condition for quarter ended March 31, 2004.
ii.	Furnished May 20, 2004 – Item 9: FMC overview presentation by Thomas C. Deas, Jr., Vice President and Treasurer, on May 19, 2004 at the “Bear Stearns 13th Annual Global Credit Conference.”
iii.	Furnished June 9, 2004 – Item 9: FMC presentation by Thomas C. Deas, Jr., Vice President and Treasurer, on June 8, 2004 to FMC’s senior lenders.
iv.	Furnished June 14, 2004 — Item 9: FMC Agricultural Products Group Business Overview and Research and Development presentation by Milton Steele, Vice President and Group Manager Agricultural Products, on June 10, 2004.
v.	Furnished June 23, 2004 – Item 9: FMC overview presentation by W. Kim Foster, Senior Vice President and Chief Financial Officer, at the “First Annual Chemical Industry Conference” on June 22, 2004.
vi.	Filed June 23, 2004 – Items 5 and 7: FMC announced agreement of its bank lenders to reduce the applicable margin for its term loan by 75 basis points.

The Current Reports on Form 8-K and Form 8-K/A listed above under Item 9 and 12 are not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section.

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF FMC CORPORATION

FOR THE QUARTER ENDED JUNE 30, 2004

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

Date: August 6, 2004