Form 10-Q
period 2004-09-30
FMC CORP
filed 2004-11-09
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT.) YES ☒ NO ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at October 31, 2004
Common Stock, par value $0.10 per share	36,885,817

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

I NDEX

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions, Except Per Share Data)	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenue	$497.5	$470.5	$1,537.5	$1,414.5

Costs and Expenses
Costs of sales and services	359.7	344.4	1,114.9	1,040.3
Selling, general and administrative expenses	60.4	57.2	186.7	174.3
Research and development expenses	22.5	20.1	67.1	62.2
Restructuring and other charges (gains) (Note 7)	0.4	(8.9)	2.7	(8.9)

Total costs and expenses	443.0	412.8	1,371.4	1,267.9

Income from continuing operations before equity in loss (earnings) of affiliates, minority interests, interest expense, net and income taxes	54.5	57.7	166.1	146.6
Equity in loss (earnings) of affiliates (Note 14)	(3.8)	48.8	6.2	57.5
Minority interests	1.1	0.4	2.1	1.5
Interest expense, net	19.9	23.0	60.9	71.7

Income (loss) from continuing operations before income taxes	37.3	(14.5)	96.9	15.9
Provision (benefit) for income taxes	7.2	(11.1)	18.7	(4.3)

Income (loss) from continuing operations	30.1	(3.4)	78.2	20.2
Discontinued operations (Note 9)	(0.6)	—	(12.5)	—

Net income (loss)	$29.5	$(3.4)	$65.7	$20.2

Basic earnings (loss) per common share (Note 11)
Continuing operations	$0.83	$(0.10)	$2.17	$0.57
Discontinued operations	(0.02)	—	(0.35)	—

Net income (loss)	$0.81	$(0.10)	$1.82	$0.57

Diluted earnings (loss) per common share (Note 11)
Continuing operations	$0.79	$(0.10)	$2.10	$0.57
Discontinued operations	(0.01)	—	(0.33)	—

Net income (loss)	$0.78	$(0.10)	$1.77	$0.57

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$185.2	$57.0
Restricted cash (Note 8)	137.2	136.9
Trade receivables, net of allowance of $10.4 at September 30, 2004 and $6.9 at December 31, 2003	482.8	478.2
Inventories	164.5	192.6
Other current assets	121.4	112.1
Deferred income taxes	19.4	32.9

Total current assets	1,110.5	1,009.7
Investments (Notes 14 and 15)	53.0	68.8
Property, plant and equipment, net (Note 6)	1,079.8	1,128.1
Goodwill (Note 4)	153.8	156.3
Other assets	130.4	143.7
Deferred income taxes	351.2	322.2

Total assets	$2,878.7	$2,828.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt (Note 8)	$21.2	$13.8
Current portion of long-term debt (Note 8)	63.3	3.0
Accounts payable, trade and other	239.3	299.5
Accrued and other liabilities	291.6	304.3
Guarantees of vendor financing (Note 15)	73.2	44.3
Accrued pensions and other postretirement benefits, current (Note 13)	13.2	13.7
Income taxes	58.4	48.9

Total current liabilities	760.2	727.5
Long-term debt, less current portion (Note 8)	968.6	1,033.4
Accrued pension and other postretirement benefits, long-term (Note 13)	124.4	132.1
Environmental liabilities, continuing and discontinued (Note 9 and 10)	156.7	156.0
Reserve for discontinued operations (Note 9)	61.7	65.6
Other long-term liabilities	60.5	77.6
Minority interests in consolidated companies	48.7	48.3
Commitments and contingent liabilities (Note 15)
Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2004 or 2003	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2004 and 2003; 44,498,864 issued shares at September 30, 2004 and 43,203,561 issued shares at December 31, 2003	4.4	4.3
Capital in excess of par value of common stock	383.2	338.8
Retained earnings	840.3	774.6
Accumulated other comprehensive loss (Note 12)	(24.3)	(21.8)
Treasury stock, common, at cost: 7,869,382 shares at September 30, 2004 and 7,942,161 shares at December 31, 2003	(505.7)	(507.6)

Total stockholders’ equity	697.9	588.3

Total liabilities and stockholders’ equity	$2,878.7	$2,828.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended September 30,
(in Millions)	2004	2003
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income from continuing operations	$78.2	$20.2
Adjustments from net income to cash required by operating activities of continuing operations:
Depreciation and amortization	100.0	92.7
Equity in loss of affiliates	6.2	57.5
Restructuring and other charges (gains) (Note 7)	2.7	(8.9)
Deferred income taxes	(15.5)	(0.5)
Minority interests	2.1	1.5
Other	11.3	8.1
Changes in operating assets and liabilities, excluding the effect of acquisitions and divestitures of businesses:
Trade receivables, net	(4.6)	29.8
Inventories	27.9	(8.4)
Other current assets and other assets	(3.4)	(5.7)
Accounts payable, trade and other	(60.2)	(56.9)
Accrued and other liabilities	46.2	49.8
Income taxes	9.5	17.4
Accrued pension and other postretirement benefits, net (Note 13)	(16.9)	(6.6)
Environmental spending, continuing (Note 10)	(14.6)	(5.1)
Restructuring and other spending (Note 7)	(8.0)	(10.2)

Cash provided by operating activities	160.9	174.7

Cash required by discontinued operations:
Environmental spending, discontinued (Note 10)	(13.8)	(10.6)
Other reserves	(5.1)	(4.1)

Cash required by discontinued operations	(18.9)	(14.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOW (CONTINUED)

	Nine Months Ended September 30,
(in Millions)	2004	2003
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	(49.9)	(59.2)
Proceeds from disposal of property, plant and equipment	2.6	19.9
Decrease (increase) in investments	1.8	(0.4)
Financing commitments to Astaris	(35.5)	(47.5)

Cash required by investing activities	(81.0)	(87.2)

Cash provided (required) by financing activities:
Net borrowings under committed credit facilities (Note 8)	—	—
Increase (decrease) in short-term debt	7.4	(38.6)
Net increase (decrease) in restricted cash	(0.4)	137.2
Increase in guarantees of vendor financing (Note 15)	28.9	24.3
Repayment of long-term debt (Note 8)	(5.8)	(146.0)
Distributions to minority partners	(1.5)	(3.0)
Issuances of common stock, net	40.2	3.7

Cash provided by financing activities	68.8	(22.4)

Effect of exchange rate changes on cash and cash equivalents	(1.6)	13.1

Increase in cash and cash equivalents	128.2	63.5
Cash and cash equivalents, beginning of period	57.0	89.6

Cash and cash equivalents, end of period	$185.2	$153.1

Supplemental disclosure of cash flow information: Cash paid for interest was $53.3 million and $70.7 million, and cash paid for income taxes, net of refunds, was cash paid of $14.5 million and a refund of $17.3 million for the nine months ended September 30, 2004 and 2003, respectively. In the nine months ended September 30, 2004 we used approximately 75,000 shares of treasury stock having a cost of approximately $2 million, which is considered a non-cash financing activity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and nine months ended September 30, 2004 and 2003, our financial position as of September 30, 2004 and our cash flows for the nine months ended September 30, 2004 and 2003. All such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet as of September 30, 2004 and the related condensed consolidated statements of operations for the nine months ended September 30, 2004 and 2003, and condensed consolidated statement of cash flows for the nine months ended September 30, 2004 and 2003, have been reviewed by our Independent Registered Public Accounting Firm. The review is described more fully in their report included herein.

Our accounting policies are set forth in detail in Note 1 to the 2003 consolidated financial statements on Form 10-K. Certain prior year amounts have been reclassified to conform to the current period’s presentation. Our results for the three and nine months ended September 30, 2004, were unfavorably impacted by a $4.1 million ($3.2 million after-tax) cumulative adjustment related to the elimination of inter-company profit in our inventory arising in the third quarter of 2004 and in prior periods. We believe that the impact of this elimination is not material to the financial position or results of operations as of and for the three and six months ended March 31, 2004 and June 30, 2004 or any prior period.

Note 2: Stockholders’ Equity

Stock Compensation

We adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transaction and Disclosure – An Amendment of FASB Statement No. 123.” At September 30, 2004 and 2003, we have various stock-based compensation plans as described in Note 13 to the 2003 consolidated financial statements on Form 10-K. We account for our stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized related to stock option plans. We record compensation expense for the restricted stock awards based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock compensation plans.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions, Except Per Share Data)	2004	2003	2004	2003
Net income (loss), as reported	$29.5	$(3.4)	$65.7	$20.2

Add: Total stock-based compensation expense included in reported net income, net of related tax effects	0.4	0.2	1.2	0.7
Deduct: Total stock-based compensation expense determined under a fair value based method, net of related tax effects	(1.1)	(1.3)	(3.9)	(3.8)

Pro forma net income (loss)	$28.8	$(4.5)	$63.0	$17.1

Basic earnings (loss) per common share:
As reported	$0.81	$(0.10)	$1.82	$0.57
Pro forma	$0.79	$(0.13)	$1.75	$0.48
Diluted earnings (loss) per common share:
As reported	$0.78	$(0.10)	$1.77	$0.57
Pro forma	$0.76	$(0.13)	$1.70	$0.48

Treasury Stock

In the third quarter of 2004, we expanded our use of treasury stock in connection with our employee benefit plans. We use a first-in, first-out (“FIFO”) method for determining the carrying cost of shares of treasury stock. We record the shares of common stock repurchased as treasury stock at cost, resulting in a reduction of stockholders’ equity in the Consolidated Balance Sheets. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from capital in excess of par value of common stock. In the third quarter of 2004, we used approximately 75,000 shares of treasury stock having a cost of approximately $2 million.

Note 3: Recently Adopted and Issued Accounting Pronouncements and Regulatory Items

Recently adopted accounting standards

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities – a modification of FASB Interpretation No. 46,”(“FIN 46R”) on March 15, 2004. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R establishes standards under which a variable interest entity should be consolidated by the primary beneficiary. The adoption of this standard did not have an effect on our financial condition or results of operations.

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

We have concluded, based on the analysis completed by our actuaries during the third quarter of 2004, that more information is needed as to how actuarial equivalence will be determined under the final regulations, once issued, before we can measure the impact of the Medicare Act, if any, on our other postretirement benefit liabilities and net periodic other postretirement costs. The amounts of other postretirement benefit liabilities and net periodic other postretirement benefit costs disclosed herein do not reflect the effects of the subsidy because it has not yet been determined whether the benefits provided by our plan are actuarially equivalent to Medicare Part D under the Medicare Act. We expect to recognize the effects of the Medicare Act during 2005, to the extent they are applicable to our retiree medical plan, after the final regulations are issued by Centers for Medicare and Medicaid Services (CMS).

New Regulatory Items

The American Jobs Creation Act of 2004 contains many tax provisions expected to affect us over the next several years as those provisions become effective. We are currently reviewing these provisions and their application to some of our businesses to evaluate the effect these changes may have on income taxes included in our consolidated financial statements.

Note 4: Goodwill and Intangible Assets

Goodwill at September 30, 2004 and December 31, 2003 was $153.8 million and $156.3 million, respectively. The majority of goodwill is attributed to an acquisition in the Specialty Chemicals segment. There were no other material indefinite life intangibles, other than goodwill related to this acquisition, at September 30, 2004. The change in goodwill from December 30, 2003 to September 30, 2004 was due to the effect of foreign currency translation on the euro.

Our definite life intangibles totaled $13.1 million and $14.8 million at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, these definite life intangibles were allocated among our business segments as follows: $8.6 million in Agricultural Products, $2.8 million in Specialty Chemicals and $1.7 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, industry licenses and other intangibles. Amortization was not significant in the periods presented.

Note 5: Financial Instruments and Risk Management

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness related to our outstanding cash flow hedges and which were recorded to earnings during the nine months ended September 30, 2004 were $1.0 million. The gains and losses in the prior year period were not material. At September 30, 2004, the net deferred hedging gain in accumulated other comprehensive loss was $10.1 million compared to a net deferred hedging loss of $0.5 million at September 30, 2003. Approximately $8.5 million of net gains are expected to be recognized in earnings during the twelve months ending September 30, 2005, as the underlying hedged transactions are realized, and net gains of $1.6 million are expected to be recognized at various times subsequent to September 30, 2005 and continuing through December 31, 2005.

Note 6: Property, Plant and Equipment

Property, plant and equipment consisted of the following, in millions:

	September 30, 2004	December 31, 2003
Property, plant and equipment	$2,871.4	$2,859.8
Accumulated depreciation	1,791.6	1,731.7

Property, plant and equipment, net	$1,079.8	$1,128.1

Note 7: Restructuring and other charges

Restructuring and other charges totaled $0.4 million ($0.2 million after tax) for the three months ended September 30, 2004 primarily as a result of severance costs that are expected to result in improved cost efficiencies in Agricultural Products where a charge of $0.7 million was recorded. This charge was partially offset by a non-cash adjustment totaling $0.3 million in Industrial Chemicals.

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

Restructuring and other charges totaled $1.3 million ($0.8 million after tax), for the three months ended March 31, 2004 primarily as a result of severance costs that are expected to result in improved cost efficiencies. Agricultural Products recorded $0.8 million and Specialty Chemicals recorded $0.5 million in severance costs.

Severance costs in the first nine months of 2004 related to approximately 80 people most of whom have either separated or will separate from FMC in 2004.

In the three and nine months periods ended September 30, 2003, we recorded restructuring and other charges (gains) of $(8.9) million, ($(7.2) million after tax), largely related to a gain on the sale of an office building by Foret, our Spanish subsidiary, of $15.8 million. This gain was partially offset by related severance charges of $2.1 million in Industrial Chemicals. Other charges were related to an abandonment of an asset in Specialty Chemicals of $4.8 million.

Reserves for restructuring and other charges were $45.2 million and $49.1 million at September 30, 2004 and December 31, 2003, respectively. Restructuring spending, net of recoveries, in the first nine months of 2004 of $8.0 million was largely related to programs initiated in prior years and was primarily for severance payments for previously announced workforce reductions and shutdown costs at the Pocatello, Idaho facility. (See Note 14).

The following table shows a rollforward of restructuring and other reserves for the first nine months of 2004 and the related spending and other changes:

	U.S. Phosphorus Chemicals Business (1)			FMC’s Reorganization	Workforce Related and Facility Shutdown (2)	Total
	Pocatello Shutdown		Tribal Fund
(in Millions)	Shutdown	Remediation
Balance at 12/31/2003	$6.3	$31.7	$6.0	$0.6	$4.5	$49.1
Increase in reserves					3.8	3.8
Cash payments, net of recoveries (3)	(2.6)	0.8			(6.2)	(8.0)
Non-cash	0.4			(0.1)		0.3

Balance at 9/30/2004 (4) (5)	$4.1	$32.5	$6.0	$0.5	$2.1	$45.2

(1)	All phosphorus restructuring and other charges were recorded in 2001.

(2)	Primarily severance costs.

(3)	In the third quarter of 2004 we received $8.4 million from Astaris ($6.0 million and $2.4 million for shutdown and remediation, respectively) that is reflected in the table as cash payments, net of recoveries.

(4)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.

(5)	Shutdown and remediation reserve balances are recorded net of recoveries from Astaris of $14.4 million and $1.6 million, respectively.

Note 8: Debt

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	September 30, 2004	December 31, 2003
Short-term debt	$21.2	$13.8
Current portion of long-term debt	63.3	3.0

Total debt maturing within one year	$84.5	$16.8

Short-term debt consisted primarily of foreign credit lines at September 30, 2004 and December 31, 2003. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Restricted cash shown on the condensed consolidated balance sheets provides collateral assuring the payment of certain self-insurance obligations, environmental remediation activities, future business commitments and cash to collateralize letters of credit supporting variable-rate pollution control and industrial revenue bonds. Restricted cash was $137.2 million and $136.9 million at September 30, 2004 and December 31, 2003, respectively.

Long-term debt:

Long-term debt consists of the following:

	September 30, 2004
(in Millions)	Interest Rate Percentage	Maturity Date	September 30, 2004	December 31, 2003
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	1.35 – 7.05	2007-2032	$218.7	$218.7
Debentures (less unamortized discounts of $0.2 million and $0.2 million, respectively)	7.75	2011	45.3	45.3
Medium-term notes (less unamortized discounts of $0.2 million and $0.3 million, respectively)	6.75-7.32	2005-2008	177.2	177.1
Senior secured notes (less unamortized discounts of $3.2 million and $3.6 million, respectively)	10.25	2009	351.8	351.4
Senior secured term loan (less unamortized discounts of $3.2 million and $3.9 million, respectively)	3.59	2007	238.6	243.6
Senior secured revolving credit facility	—	2005	—	—
Other	2.5	2007	0.3	0.3

Total debt			1,031.9	1,036.4
Less: debt maturing within one year			63.3	3.0

Total long-term debt			$968.6	$1,033.4

In the first six months of 2003, we redeemed $18.7 million of our 6.375 percent senior notes due September 2003 at a premium plus accrued interest totaling $0.8 million. The remaining balance of $124.6 million was paid during September 2003 at par plus accrued interest.

At September 30, 2004 and December 31, 2003, there was $41.0 million of principal amount outstanding of variable-rate industrial and pollution revenue bonds supported by $43.3 million in bank letters of credit, which are fully collateralized with cash included as part of restricted cash on the condensed consolidated balance sheets.

Under our credit facilities we had term loan facility borrowings of $241.8 million and $247.5 million at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004 and December 31, 2003, we had $236.4 million and $247.4 million of availability, respectively, under our $250.0 million committed revolving credit facility. There were no outstanding borrowings under this facility at September 30, 2004 and December 31, 2003. Letters of credit outstanding under the revolving credit facility totaled $13.6 million and $2.6 million at September 30, 2004 and December 31, 2003, respectively.

Among other restrictions, the credit facilities contain financial covenants related to leverage (measured as the ratio of adjusted earnings to debt), interest coverage (measured as the ratio of interest expense to adjusted earnings), consolidated net worth and capital spending. In December 2003, to accommodate the financial effects on us of the Astaris restructuring plan (see Note 14), we were successful in obtaining favorable amendments to the covenants in our credit facilities. We were in compliance with all debt covenants then applicable at September 30, 2004 and December 31, 2003. Along with the favorable covenant amendments, the lenders agreed to reduce the applicable margin under the term loan facility by 2.25 percent per annum. In June 2004, we received approval from our lenders to reduce the applicable margin under the term loan facility by a further 0.75 percent per annum.

See Note 18 Subsequent Event for additional information related to our debt.

Note 9: Reserves for Discontinued Operations

During the third quarter of 2004, we recorded a charge to discontinued operations for legal costs related to discontinued businesses of $1.0 million ($0.6 million after tax).

During the second quarter of 2004, we reached agreements in principle with the United States Environmental Protection Agency (“EPA”) and the United States Department of Justice (“DOJ”) to settle certain liabilities at two environmental remediation sites in New Jersey. These agreements are both contingent on negotiation and entry of the final consent decrees. The adjustment of $16.5 million ($10.1 million after tax) to environmental reserves reflects an increase in the reserves based upon the agreed settlement amounts for certain costs related to these sites. (See Note 10 regarding our environmental reserves and Note 15 for a discussion of our legal contingencies.) Additionally, in the second quarter of 2004, we charged to discontinued operations legal costs related to discontinued businesses of $0.6 million ($0.4 million after-tax), which was offset by a reversal of a reserve of $0.6 million ($0.4 million after tax) related to our former Chicago headquarters.

In the first three months of 2004, we recorded a $3.0 million ($1.8 million after tax) charge to discontinued operations. A charge of $2.2 million ($1.3 million after-tax) was taken to increase our reserves for environmental issues at our Middleport site to recognize specific obligations incurred at the end of the first quarter of 2004. (See a rollforward of our environmental reserves in Note 10.) Additionally, we charged to discontinued operations legal costs related to discontinued businesses of $0.8 million ($0.5 million after-tax).

Reserves for discontinued operations at September 30, 2004 and December 31, 2003 were $61.7 million and $65.6 million, respectively. At September 30, 2004, substantially all discontinued operations reserves were related to other post-retirement benefit liabilities, self insurance and other long-term obligations associated with operations discontinued between 1976 and 2001.

Note 10: Environmental Obligations

We have provided reserves for potential environmental obligations, which we consider probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $185.5 million and $203.1 million, excluding recoveries, have been provided at September 30, 2004 and December 31, 2003, respectively. The long-term portions of environmental reserves, net of recoveries, totaling $156.7 million and $156.0 million at September 30, 2004 and December 31, 2003, respectively, are included in environmental liabilities, continuing and discontinued. The short-term portion of continuing obligations is recorded as accrued and other liabilities.

At September 30, 2004 and December 31, 2003, expected recoveries were $8.6 million and $17.0 million, respectively, the majority of which at each date relates to existing contractual arrangements with U.S. government agencies and insurance carriers. Cash recoveries recorded as realized claims against third parties were $4.4 million in the first nine months of 2004. Total cash recoveries recorded for the year ended December 31, 2003 were $10.7 million.

We have estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $75 million at September 30, 2004 and may be satisfied over the next twenty years or longer. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. We believe the liability arising from these potential environmental obligations is not likely to have a materially adverse effect on our liquidity or financial condition.

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2003 to September 30, 2004.

(in Millions)	Operating and Discontinued Sites (1)	Pocatello		Total
		Pre-existing (3)	Remediation from Pocatello Shutdown (4)
Total environmental reserves, net of recoveries at December 31, 2003 (2)	$126.3	$28.1	$31.7	$186.1

2004:
Provision	18.7	—	—	18.7
Spending, net of cash recoveries	(19.4)	(9.0)	0.8	(27.6)
Non-cash changes	(0.3)	—	—	(0.3)

Net change	(1.0)	(9.0)	0.8	(9.2)

Total environmental reserves, net of recoveries at September 30, 2004 (2)	$125.3	$19.1	$32.5	$176.9

Environmental reserves, current, net of recoveries (1)	$6.2	$3.7	$10.3	$20.2
Environmental reserves, long-term continuing and discontinued, net of recoveries	119.1	15.4	22.2	156.7

Total environmental reserves, net of recoveries at September 30, 2004 (2)	$125.3	$19.1	$32.5	$176.9

(1)	“Current” includes only those reserves related to continuing operations.

(2)	Balance includes environmental remediation reserves related to the shutdown of Pocatello recorded as part of Pocatello shutdown, remediation and other charges in 2001. (See rollforward of restructuring and other charges table in Note 7.)

(3)	Pocatello remediation reserve created prior to the decision to shutdown the facility in 2001.

(4)	Additional remediation reserves recorded at the time of the Pocatello shutdown (Note 7).

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

There was no increase to the environmental provisions in the first nine months of 2003.

A more complete description of our environmental contingencies and the nature of our potential obligations is included in Notes 1 and 11 to our 2003 consolidated financial statements on Form 10-K.

Note 11: Capital Stock and Earnings Per Share

Earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period.

Diluted EPS for the three and nine months ended September 30, 2004, excludes approximately 7,000 and 976,000 potential common shares, respectively, related to our stock option plans because the option exercise price was greater than the average market prices of our common stock. Diluted EPS for the three and nine months ended September 30, 2003, excludes approximately 3,490,000 and 3,377,000 potential common shares respectively, primarily related to our stock option plans because the option exercise price was greater than the average prices of our common stock. Diluted EPS for the three months ended September 30, 2003, excludes an additional 350,000 weighted average additional shares assuming conversion of stock options because the assumed issuance of such potential common shares is antidilutive in periods in which there is a loss.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions Except Share and Per Share Data)	2004	2003	2004	2003
Earnings (loss):
Income (loss) from continuing operations	$30.1	$(3.4)	$78.2	$20.2
Discontinued operations, net of income taxes	(0.6)	—	(12.5)	—

Net income (loss)	$29.5	$(3.4)	$65.7	$20.2

Basic earnings (loss) per common share:
Continuing operations	$0.83	$(0.10)	$2.17	$0.57
Discontinued operations	(0.02)	—	(0.35)	—

Net income (loss)	$0.81	$(0.10)	$1.82	$0.57

Diluted earnings (loss) per common share:
Continuing operations	$0.79	$(0.10)	$2.10	$0.57
Discontinued operations	(0.01)	—	(0.33)	—

Net income (loss)	$0.78	$(0.10)	$1.77	$0.57

Shares (in thousands)
Weighted average number of shares of common stock outstanding	36,465	35,205	36,038	35,184
Weighted average additional shares assuming conversion of stock options and restricted stock	1,362	—	1,071	410

Shares – diluted basis	37,827	35,205	37,109	35,594

Note 12: Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income for the three and nine months ended September 30, 2004 and 2003 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2004	2003	2004	2003
Net income (loss)	$29.5	$(3.4)	$65.7	$20.2
Other comprehensive income (loss):
Foreign currency translation adjustment	6.2	(0.8)	(12.4)	70.2
Net deferral of hedging gains (losses)	3.1	(3.1)	9.9	2.3

Comprehensive income (loss)	$38.8	$(7.3)	$63.2	$92.7

Note 13: Pensions and Other Postretirement Benefits

The following table summarizes the components of net annual benefit cost (income) for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pensions		Other Benefits		Pensions		Other Benefits
(in Millions)	2004	2003	2004	2003	2004	2003	2004	2003
Components of net annual benefit cost:
Service cost	$3.3	$2.9	$0.1	$0.1	$10.5	$10.3	$0.3	$0.3
Interest cost	12.4	11.7	0.3	1.1	36.6	35.7	3.5	3.7
Expected return on plan assets	(15.3)	(14.1)	—	—	(42.9)	(42.3)	—	—
Amortization of transition asset	—	—	—	0.3	—	—	—	0.3
Amortization of prior service cost	0.7	0.4	(0.6)	(0.9)	1.5	1.2	(1.8)	(2.5)
Recognized net actuarial (gain) loss	(0.2)	(0.1)	0.8	(0.3)	1.0	(0.5)	0.6	0.3

Net periodic benefit cost from continuing operations	$0.9	$0.8	$0.6	$0.3	$6.7	$4.4	$2.6	$2.1

We made voluntary cash contributions to our U.S. defined benefit pension plan of $8 million in the nine months ended September 30, 2004. We reduced the expected return on asset assumption for our U.S. defined benefit pension plan to 8.75% in 2004 from 9.00% in 2003. We made voluntary cash contributions to our U.S. defined benefit pension plan of $2 million in the nine months ended September 30, 2003.

Note 14: Joint Venture

Effective April 1, 2000, FMC and Solutia Inc. (“Solutia”) formed a joint venture that includes the North American and Brazilian phosphorus chemical operations of both companies. The joint venture, Astaris LLC, (“Astaris”) is owned equally by FMC and Solutia.

Effective April 1, 2000, we accounted for our investment in Astaris under the equity method. At September 30, 2004, the value of our investment in Astaris was $2.5 million compared to $15.4 million at December 31, 2003.

In the fourth quarter of 2003, the Board of Managers of Astaris announced the approval of a restructuring plan to improve Astaris’ financial performance. Our portion of Astaris’ third quarter 2004 restructuring charges related to this plan, which totaled $0.8 million, was recorded in “Equity in loss of affiliates.” Through the nine months ended September 30, 2004, we have recorded a total of $12.2 million in charges related to the Astaris restructuring. The three and nine months ended September 30, 2003 included a $44.9 million charge related to the Astaris restructuring plan. As part of the financial support provided to Astaris during its restructuring, we have agreed to defer until September 2005 $14.0 million in payments anticipated from Astaris, which were due to us on or before September 30, 2004. These deferrals include scheduled reimbursement to FMC for Pocatello shutdown, amounts owed for the shutdown of the Green River sodium tripolyphosphate (“STPP”) plant and amounts owed for certain raw materials supplied by FMC.

The formation of the Astaris joint venture and several key changes in the operating processes of the joint venture have from time to time resulted in the recording of assets and liabilities exclusive of our initial equity investment in Astaris. Among these liabilities are our commitments to make payments in support of earnings shortfalls under the joint venture’s credit agreement (see Note 15). Assets related to Astaris at September 30, 2004 include a receivable for $16.0 million for its contribution to the shutdown costs related to the closure of the joint venture’s elemental phosphorus plant in Pocatello, Idaho and a receivable of $16.7 million arising from Astaris’ agreement to fund an equal portion of FMC’s and Solutia’s future other postretirement benefit obligations to former employees of the companies’ respective phosphorus chemicals businesses.

Note 15: Commitments, Guarantees and Contingencies

We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at September 30, 2004:

(in Millions)	September 30, 2004
Guarantees:
– Astaris letter of credit	$10.0
– Technologies performance guarantees	4.0
– Guarantees of vendor financing	73.2

Total	$87.2

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

At September 30, 2004, the aggregate commitments of lenders under Astaris’ credit facility were $20.0 million. There were no outstanding borrowings, and outstanding letters of credit were $6.3 million at September 30, 2004. These figures compare to $70.9 million of outstanding borrowings and $9.2 million of letters of credit at December 31, 2003. As previously agreed with Astaris’ lenders, when the lenders’ commitments were reduced to $20.0 million, in June 2004 we provided a $6.1 million letter of credit in lieu of a cash keepwell payment in that amount and in the third quarter of 2004 we provided an additional $3.9 million letter of credit. Solutia has provided a letter of credit in the amount of $10 million supporting its parallel obligation. No further keepwell payments or drawings under letters of credit are anticipated.

In connection with the implementation of the Astaris restructuring plan we have agreed to defer until September 2005 payments anticipated from Astaris. At September 30, 2004, we have deferred $14.0 million in payments from Astaris under this program. (See Note 14.)

We agreed to guarantee the performance by FMC Technologies, Inc. of certain obligations under several contracts, debt instruments, and reimbursement agreements associated with letters of credit. (See Notes 2 and 17 to the 2003 consolidated financial statements on Form 10-K.) These guaranteed obligations totaled $4.0 million as of September 30, 2004 compared to $6.8 million as of December 31, 2003.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. A significant portion of the customers’ obligations to repay us for any amounts paid under the guarantees is secured by liens on their crops. Past losses under this program have been minimal. The total of these guarantees was $73.2 and $44.3 million at September 30, 2004 and December 31, 2003, respectively and are recorded on the condensed consolidated balance sheets for each date as guarantees of vendor financing.

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

Note 16: Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2004	2003	2004	2003
Revenue
Agricultural Products	$164.1	$154.1	$530.5	$457.3
Specialty Chemicals	134.8	125.6	411.1	391.3
Industrial Chemicals	199.5	192.0	599.2	569.2
Eliminations	(0.9)	(1.2)	(3.3)	(3.3)

Total	$497.5	$470.5	$1,537.5	$1,414.5

Income (loss) from continuing operations before income taxes
Agricultural Products	$27.0	$24.1	$94.7	$56.6
Specialty Chemicals	19.7	23.3	74.4	77.7
Industrial Chemicals	21.2	7.9	38.9	25.2

Segment operating profit	67.9	55.3	208.0	159.5
Corporate	(9.5)	(9.3)	(28.6)	(26.2)
Other income (expense), net	0.1	(0.2)	(5.4)	(5.4)

Operating profit from continuing operations before restructuring and other (charges) gains, interest expense, net and affiliate interest expense.	58.5	45.8	174.0	127.9
Restructuring and other charges (1)	(1.2)	(36.0)	(14.9)	(36.0)
Interest expense, net	(19.9)	(23.0)	(60.9)	(71.7)
Affiliate interest expense (2)	(0.1)	(1.3)	(1.3)	(4.3)

Total	$37.3	$(14.5)	$96.9	$15.9

(1)	See Note 7 for details of restructuring and other (charges) gains and Note 14 for details of the restructuring in Astaris.

(2)	Our share of interest expense of Astaris, the phosphorus joint venture. The equity in loss of the joint venture is included in the Industrial Chemicals segment.

Note 17: Guarantors

In accordance with the completion of our refinancing on October 21, 2002, condensed consolidating financial statements are being disclosed. The following entities: wholly-owned direct and indirect domestic subsidiaries of the company (“Guarantors”), fully and unconditionally guarantee the obligations under the refinancing program on a joint and several basis: InterMountain Research and Development Corporation, FMC Asia-Pacific, Inc., FMC Overseas, Ltd., FMC WFC I, Inc., FMC WFC II, Inc., FMC WFC I NL, L.L.C., FMC Defense Corp., FMC Defense NL, L.L.C., FMC Properties, LLC, FMC Funding Corporation, FMC Idaho, LLC. The following consolidating condensed financial statements present, in separate columns, financial information for: FMC Corporation on a parent-only basis carrying its investment in subsidiaries under the equity method; the Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis, eliminating adjustments; and consolidated totals as of September 30, 2004 and December 31, 2003, and for each of the three and nine month periods ended September 30, 2004 and 2003. The eliminating adjustments primarily reflect inter-company transactions, such as interest income and expense, accounts receivable and payable, advances, short- and long-term debt, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Guarantors as we have determined that such material information is available in the notes to our consolidated financial statements.

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF INCOME (unaudited)

Three Months Ended September 30, 2004

(in Millions)	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$255.1	$116.0	$236.1	$(109.7)	$497.5
Costs of sales and services	181.6	83.4	202.6	(107.9)	359.7
Selling and general administrative expenses	42.6	7.9	9.9	—	60.4
Research and development expenses	20.0	1.2	1.3	—	22.5
Restructuring and other charges (gains)	0.4	—	—	—	0.4

Total costs and expenses	244.6	92.5	213.8	(107.9)	443.0

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interest, interest expense, net, and income taxes	10.5	23.5	22.3	(1.8)	54.5
Equity in (earnings) loss of affiliates	(3.1)	—	(0.7)	—	(3.8)
Minority interests	—	0.3	0.8	—	1.1
Interest expense, net	24.5	(4.2)	(0.4)	—	19.9

Income (loss) from continuing operations before income taxes	(10.9)	27.4	22.6	(1.8)	37.3
Provision (benefit) for income taxes	(3.8)	7.0	4.0	—	7.2

Income (loss) from continuing operations	(7.1)	20.4	18.6	(1.8)	30.1
Discontinued operations, net of income taxes	(0.6)	—	—	—	(0.6)

Net income (loss)	$(7.7)	$20.4	$18.6	$(1.8)	$29.5

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF INCOME (unaudited)

Three Months Ended September 30, 2003

(in Millions)	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$248.2	$97.2	$235.5	$(110.4)	$470.5
Costs of sales and services	173.4	68.9	201.3	(99.2)	344.4
Selling and general administrative expenses	38.6	7.6	11.0	—	57.2
Research and development expenses	18.1	1.1	0.9	—	20.1
Restructuring and other charges (gains)	(8.9)	—	—	—	(8.9)

Total costs and expenses	221.2	77.6	213.2	(99.2)	412.8
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interest, interest expense, net, and income taxes	27.0	19.6	22.3	(11.2)	57.7
Equity in (earnings) loss of affiliates	47.3	—	(0.4)	1.9	48.8
Minority interests	—	1.0	0.5	(1.1)	0.4
Interest expense, net	31.9	(8.3)	(0.6)	—	23.0

Income (loss) from continuing operations before income taxes	(52.2)	26.9	22.8	(12.0)	(14.5)
Provision (benefit) for income taxes	(20.5)	5.3	4.1	—	(11.1)

Net income (loss)	$(31.7)	$21.6	$18.7	$(12.0)	$(3.4)

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF INCOME (unaudited)

Nine Months Ended September 30, 2004

(in Millions)	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$857.3	$298.6	$738.6	$(357.0)	$1,537.5
Costs of sales and services	599.9	213.7	636.2	(334.9)	1,114.9
Selling and general administrative expenses	131.0	22.9	32.8	—	186.7
Research and development expenses	59.6	3.6	3.9	—	67.1
Restructuring and other charges	2.7	—	—	—	2.7

Total costs and expenses	793.2	240.2	672.9	(334.9)	1,371.4

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interest, interest expense, net, and income taxes	64.1	58.4	65.7	(22.1)	166.1
Equity in (earnings) loss of affiliates	7.7	—	(1.7)	0.2	6.2
Minority interests	—	0.3	2.0	(0.2)	2.1
Interest expense, net	74.3	(12.9)	(0.5)	—	60.9

Income (loss) from continuing operations before income taxes	(17.9)	71.0	65.9	(22.1)	96.9
Provision (benefit) for income taxes	(6.6)	15.9	9.4	—	18.7

Income (loss) from continuing operations	(11.3)	55.1	56.5	(22.1)	78.2
Discontinued operations, net of income taxes	(12.5)	—	—	—	(12.5)

Net income (loss)	$(23.8)	$55.1	$56.5	$(22.1)	$65.7

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF INCOME (unaudited)

Nine Months Ended September 30, 2003

(in Millions)	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$799.4	$240.2	$693.8	$(318.9)	$1,414.5
Costs of sales and services	555.2	176.5	594.2	(285.6)	1,040.3
Selling and general administrative expenses	124.4	18.9	31.0	—	174.3
Research and development expenses	55.6	3.5	3.1	—	62.2
Restructuring and other charges (gains)	(8.9)	—	—	—	(8.9)

Total costs and expenses	726.3	198.9	628.3	(285.6)	1,267.9

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interest, interest expense, net, and income taxes	73.1	41.3	65.5	(33.3)	146.6
Equity in (earnings) loss of affiliates	57.8	—	(1.4)	1.1	57.5
Minority interests	0.1	0.2	2.3	(1.1)	1.5
Interest expense, net	111.3	(38.1)	(1.5)	—	71.7

Income (loss) from continuing operations before income taxes	(96.1)	79.2	66.1	(33.3)	15.9
Provision (benefit) for income taxes	(32.1)	20.4	7.4	—	(4.3)

Income (loss) from continuing operations	(64.0)	58.8	58.7	(33.3)	20.2
Discontinued operations, net of income taxes	—	—	—	—	—

Net income (loss)	$(64.0)	$58.8	$58.7	$(33.3)	$20.2

FMC Corporation

CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)

September 30, 2004

(in Millions)	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$206.7	$5.0	$110.7	$—	$322.4
Trade receivables, net of allowance	144.6	238.8	99.4	—	482.8
Inventories	20.6	91.6	104.3	(52.0)	164.5
Inter-company receivables	138.5	13.4	104.0	(255.9)	—
Other current assets	66.9	17.6	36.9	—	121.4
Deferred income taxes	19.4	—	—	—	19.4

Total current assets	596.7	366.4	455.3	(307.9)	1,110.5
Investments	1,939.0	12.3	14.9	(1,913.2)	53.0
Property, plant and equipment, net	562.6	94.3	422.9	—	1,079.8
Intangible assets	5.3	143.2	5.3	—	153.8
Other assets	93.0	7.6	29.8	—	130.4
Deferred income taxes	351.2	—	—	—	351.2

Total assets	$3,547.8	$623.8	$928.2	$(2,221.1)	$2,878.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$6.6	$14.6	$—	$21.2
Current portion of long-term debt	63.3	—	—	—	63.3
Accounts payable, trade and other	83.1	41.1	115.1	—	239.3
Inter-company payable	64.8	131.1	60.0	(255.9)	—
Accrued and other current liabilities	201.7	126.4	36.7	—	364.8
Accrued pension and other postretirement benefits, current	13.2	—	—	—	13.2
Income taxes	(221.3)	251.3	28.4	—	58.4

Total current liabilities	204.8	556.5	254.8	(255.9)	760.2
Long-term debt, less current portion	968.6	—	—	—	968.6
Accrued pension and other postretirement benefits, long-term	124.4	—	—	—	124.4
Inter-company long-term debt	1,229.5	(1,183.0)	(46.5)	—	—
Inter-company investments	(28.3)	—	(15.6)	43.9	—
Reserve for discontinued operations and environmental liabilities, continuing and discontinued	218.4	—	—	—	218.4
Other long-term liabilities	21.0	37.3	2.2	—	60.5
Minority interests in consolidated companies	12.5	(0.2)	46.2	(9.8)	48.7
Stockholders’ equity (deficit):
Common stock and retained earnings	1,326.9	1,213.2	687.1	(1,999.3)	1,227.9
Accumulated other comprehensive loss	(24.3)	—	—	—	(24.3)
Treasury stock, common, at cost	(505.7)	—	—	—	(505.7)

Total stockholders’ equity	796.9	1,213.2	687.1	(1,999.3)	697.9

Total liabilities and stockholders’ equity	$3,547.8	$623.8	$928.2	$(2,221.1)	$2,878.7

FMC Corporation

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

(in Millions)	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$142.1	$4.8	$47.0	$—	$193.9
Trade receivables, net of allowance	175.0	194.4	108.8	—	478.2
Inventories	70.9	65.0	98.2	(41.5)	192.6
Inter-company receivables	148.1	13.7	127.5	(289.3)	—
Other current assets	62.1	13.8	36.2	—	112.1
Deferred income taxes	32.9	—	—	—	32.9

Total current assets	631.1	291.7	417.7	(330.8)	1,009.7
Investments	1,853.0	11.5	15.2	(1,810.9)	68.8
Property, plant and equipment, net	586.5	97.1	444.5	—	1,128.1
Goodwill	4.8	146.1	5.4	—	156.3
Other assets	110.7	7.2	25.8	—	143.7
Deferred income taxes	322.2	—	—	—	322.2

Total assets	$3,508.3	$553.6	$908.6	$(2,141.7)	$2,828.8

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$1.7	$12.1	$—	$13.8
Current portion of long-term debt	3.0	—	—	—	3.0
Accounts payable, trade and other	147.2	31.7	120.6	—	299.5
Inter-company payable	61.4	132.3	95.6	(289.3)	—
Accrued and other current liabilities	217.7	88.1	42.8	—	348.6
Accrued pension and other postretirement benefits, current	13.7	—	—	—	13.7
Income taxes	(222.5)	246.2	25.2	—	48.9

Total current liabilities	220.5	500.0	296.3	(289.3)	727.5
Long-term debt, less current portion	1,033.4	—	—	—	1,033.4
Accrued pension and other postretirement benefits, long-term	132.1	—	—	—	132.1
Inter-company long-term debt	1,222.5	(1,156.6)	(65.9)	—	—
Inter-company investments	(28.3)	—	(15.6)	43.9	—
Reserve for discontinued operations and environmental liabilities, continuing and discontinued	221.6	—	—	—	221.6
Other long-term liabilities	21.2	55.2	1.2	—	77.6
Minority interests in consolidated companies	11.5	(0.3)	46.0	(8.9)	48.3
Stockholders’ equity (deficit):
Common stock and retained earnings	1,203.2	1,155.3	646.6	(1,887.4)	1,117.7
Accumulated other comprehensive loss	(21.8)	—	—	—	(21.8)
Treasury stock, common, at cost	(507.6)	—	—	—	(507.6)

Total stockholders’ equity	673.8	1,155.3	646.6	(1,887.4)	588.3

Total liabilities and stockholders’ equity	$3,508.3	$553.6	$908.6	$(2,141.7)	$2,828.8

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (unaudited)

Nine months ended September 30, 2004

(in Millions)	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash provided (required) by operating activities	$138.0	$35.0	$61.0	$(73.1)	$160.9

Cash required by discontinued operations	(18.9)	—	—	—	(18.9)

Cash provided (required) by investing activities:
Capital expenditures	(22.1)	(6.2)	(21.6)	—	(49.9)
Other investing activities	(80.2)	(36.0)	4.0	81.1	(31.1)

Cash provided (required) by investing activities	(102.3)	(42.2)	(17.6)	81.1	(81.0)

Cash provided (required) by financing activities:
Increase in short-term debt	—	4.9	2.5	—	7.4
Repayment of long-term debt	(5.8)	—	—	—	(5.8)
Other financing activities	53.3	2.5	19.4	(8.0)	67.2

Cash provided (required) by financing activities	47.5	7.4	21.9	(8.0)	68.8

Effect of exchange rate changes on cash and cash equivalents	—	—	(1.6)	—	(1.6)
Increase (decrease) in cash and cash equivalents	64.3	0.2	63.7	—	128.2
Beginning of year	5.2	4.8	47.0	—	57.0

End of period	$69.5	$5.0	$110.7	$—	$185.2

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (unaudited)

Nine months ended September 30, 2003

(in Millions)	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
Cash provided (required) by operating activities	$250.8	$60.6	$70.4	$(207.1)	$174.7

Cash required by discontinued operations	(14.7)	—	—	—	(14.7)

Cash provided (required) by investing activities:
Capital expenditures	(25.6)	(6.0)	(27.6)	—	(59.2)
Other investing activities	(241.3)	0.6	3.0	209.7	(28.0)

Cash provided (required) by investing activities	(266.9)	(5.4)	(24.6)	209.7	(87.2)

Cash provided (required) by financing activities:
Decrease in short-term debt	—	(33.5)	(5.1)	—	(38.6)
Repayment of long-term debt	(146.0)	—	—	—	(146.0)
Other financing activities	175.1	(14.5)	4.2	(2.6)	162.2

Cash provided (required) by financing activities	29.1	(48.0)	(0.9)	(2.6)	(22.4)

Effect of exchange rate changes on cash and cash equivalents	—	1.9	11.2	—	13.1
Increase (decrease) in cash and cash equivalents	(1.7)	9.1	56.1	—	63.5
Beginning of year	46.4	1.2	42.0	—	89.6

End of period	$44.7	$10.3	$98.1	$—	$153.1

Footnote 18: Subsequent Event

We executed an Amended and Restated Credit Agreement, dated as of October 29, 2004, among the Company and the Foreign Subsidiaries Party Thereto From Time to Time, the Lenders and Issuers Party Thereto, Citicorp USA, Inc., as Administrative Agent, Wachovia Bank, National Association, ABN AMRO Bank N.V. and National City Bank, as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent, Societe General, Sumitomo Mitsui Banking Corporation and DnB NOR Bank ASA, as Co-Agents, and Citigroup Global Markets Inc., Banc of America Securities LLC and Wachovia Securities, Inc., as Co-Lead Arrangers and Co-Book Managers (the “2004 Credit Agreement”). The 2004 Credit Agreement amends and restates FMC’s existing Credit Agreement, dated October 21, 2002, and replaces FMC’s $40,000,000 Letter of Credit Agreement, dated as of October 21, 2002 (the “Letter of Credit Agreement”), which has been terminated.

The 2004 Credit Agreement provides for a $400 million revolving credit facility ($150 million of which is available for the issuance of letters of credit for the account of the Company), a $100 million term loan and a $100 million stand-alone letter of credit facility (collectively, the “Credit Facilities”). The term loan under the existing Credit Agreement, in the amount of $241.7 million, was repaid.

Under the 2004 Credit Agreement, $2.5 million of the term loan will be due and payable at the end of each quarter, commencing March 31, 2005, with the balance maturing on the fifth anniversary of the closing date of the 2004 Credit Agreement. Amounts under the $400 million revolving credit facility may be borrowed, repaid and reborrowed from time to time until the maturity of the revolving credit facility on the fifth anniversary of the closing date of the 2004 Credit Agreement. Voluntary prepayments and commitment reductions under the Credit Facilities are permitted at any time without fee upon proper notice and subject to minimum dollar amounts.

Obligations under the 2004 Credit Agreement bear interest at a floating rate, which will be, at our option, either a base rate or a London InterBank Offered Rate (“LIBOR”), in each case plus an applicable margin. The base rate will be Citibank N.A.’s base rate. The initial applicable margin over LIBOR for the term loan and borrowings under the revolving credit facility is 1.00%. The applicable margins under our revolving credit facility are subject to adjustment based on the rating assigned to the Credit Facilities by each of Moody’s Investors Services, Inc. and Standard & Poor’s Rating Services.

Under the 2004 Credit Agreement, we are required to pay a commitment fee on the difference between the total amount of the revolving credit facility and the amount borrowed by us. The initial commitment fee is 0.25% per year. The commitment fee is subject to adjustment based on the ratings assigned to the Credit Facilities. We will also pay fees with respect to the base amount of letters of credit issued for our account at a rate per year equal to the applicable margin for LIBOR loans under the revolving credit facility under the 2004 Credit Agreement, plus a 0.15% issuance fee.

In connection with entering into the 2004 Credit Agreement, we will write off approximately $9 million of deferred financing fees associated with the previous agreements. These deferred financing fees are included as a component of other assets in our condensed consolidated balance sheet.

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

We further caution that the list of risk factors in the above referenced section of our 2003 10-K may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

NEW ACCOUNTING POLICIES AND REGULATORY ITEMS

Recently adopted accounting standards

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities – a modification of FASB Interpretation No. 46,”(“FIN 46R”) on March 15, 2004. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R establishes standards under which a variable interest entity should be consolidated by the primary beneficiary. The adoption of this standard did not have an effect on our financial condition or results of operations.

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

We have concluded, based on the analysis completed by our actuaries during the third quarter of 2004, that more information is needed as to how actuarial equivalence will be determined under the final regulations, once issued, before we can measure the impact of the Medicare Act, if any, on our other postretirement benefit liabilities and net periodic other postretirement costs. The amounts of other postretirement benefit liabilities and net periodic other postretirement benefit costs disclosed herein do not reflect the effects of the subsidy because it has not yet been determined whether the benefits provided by our plan are actuarially equivalent to Medicare Part D under the Medicare Act. We expect to recognize the effects of the Medicare Act during 2005, to the extent they are applicable to our retiree medical plan, after the final regulations are issued by Centers for Medicare and Medicaid Services (CMS).

New regulatory items

The American Jobs Creation Act of 2004 contains many tax provisions expected to affect us over the next several years as those provisions become effective. We are currently reviewing these provisions and their application to some of our businesses to evaluate the effect these changes may have on income taxes included in our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We maintain adequate liquidity to support business operations, repay maturing debt, and meet other commitments through internally generated funds, cash and availability under committed credit facilities.

We provide substantial cash as collateral to assure the payment of certain self-insurance obligations, environmental remediation activities, future business commitments, and to collateralize letters of credit supporting variable-rate pollution control and industrial revenue bonds. The cash set aside for these purposes is shown on the condensed consolidated balance sheets as “Restricted cash,” which was $137.2 million and $136.9 million at September 30, 2004 and December 31, 2003, respectively.

Among other restrictions, our credit facilities contain financial covenants related to FMC’s leverage (measured as the ratio of adjusted earnings to debt), interest coverage (measured as the ratio of interest expense to adjusted earnings), consolidated net worth and capital spending. We were in compliance with all debt covenants then applicable at September 30, 2004 and December 31, 2003.

In the second half of 2003, Astaris LLC (“Astaris”) owned equally by FMC and Solutia, Inc (“Solutia”), began to implement its restructuring plan, and we recorded after-tax charges of $32.5 million primarily in connection with this plan. We recorded additional charges of $0.5 million and $7.4 million after-tax, respectively, during the three and nine months ended September 30, 2004, related to the Astaris restructuring. In support of the Astaris restructuring plan FMC and Solutia have agreed to defer until September 2005 a total of approximately $27 million each in payments anticipated from Astaris. As of September 30, 2004, we have deferred $14.0 million in payments from Astaris under this program. In December 2003, to accommodate the financial effects on us of the Astaris restructuring plan, we were successful in obtaining favorable amendments to certain covenants in our credit facilities. Along with the favorable covenant amendments, the lenders under our credit facilities agreed to reduce the applicable margin under the term loan facility by 2.25 percent per annum. In June 2004, we received approval from our lenders for a further reduction of 0.75 percent per annum in the applicable margin under the term loan facility.

Under our credit facilities then in effect, we had term loan facility borrowings of $241.8 million and $247.5 million at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004 and December 31, 2003, we had $236.4 million and $247.4 million of availability, respectively, under our $250.0 million committed revolving credit facility. There were no outstanding borrowings under this facility at September 30, 2004 and December 31, 2003. Letters of credit outstanding under the revolving credit facility totaled $13.6 million and $2.6 million at September 30, 2004 and December 31, 2003, respectively.

On October 20, 2004, we entered into a $600 million Amended and Restated Credit Agreement that modified our $500 million credit agreement dated October 21, 2002 and terminated a $40 million letter of credit agreement of the same date. See Note 18 to our condensed consolidated financial statements for a description of the Amended and Restated Credit Agreement.

Cash and cash equivalents, excluding restricted cash, at September 30, 2004 and December 31, 2003 were $185.2 million and $57.0 million, respectively. The majority of cash and cash equivalents at September 30, 2004 was held by our foreign subsidiaries. We had total debt of $1,053.1 million and $1,050.2 million at September 30, 2004 and December 31, 2003, respectively. This included $1,031.9 million and $1,036.4 million of long-term debt, including the current portion of long-term debt, at September 30, 2004 and December 31, 2003, respectively. Short-term debt, which consists primarily of foreign borrowings, was $21.2 million at September 30, 2004 compared to $13.8 million at December 31, 2003. The decrease in long-term debt at September 30, 2004 from December 31, 2003 was primarily due to repayments under our term loan facility.

Cash provided by operating activities was $160.9 million for the nine months ended September 30, 2004 compared to $174.7 million for the first nine months of 2003. The reduction in cash provided by operating activities in 2004 was the result of higher levels of operating working capital to support the higher sales volumes, primarily related to Agricultural Products. In addition, higher environmental spending also contributed to the decrease in operating cash flow in 2004 compared to the same period in 2003.

Cash required by discontinued operations for the nine months ended September 30, 2004 and 2003 was $18.9 million and $14.7 million, respectively.

Cash required by investing activities was $81.0 million for the nine months ended September 30, 2004 compared to $87.2 million for the nine months ended September 30, 2003 reflecting decreases in Astaris keepwell payments (which are described below under “Commitments and other potential liquidity needs”)and capital expenditures, partially offset by lower proceeds from the disposal of property, plant and equipment.

Cash provided by financing activities for the first nine months of 2004 was $68.8 million compared to cash required by financing activities of $22.4 million for the same period in 2003 reflecting an increase in the number of stock options exercised and lower short-term borrowings. In the first nine months of 2003 we redeemed $18.7 million of our 6.375 percent senior notes due September 2003 at a premium plus accrued interest of $0.8 million. The remaining balance of $124.6 million was paid during September 2003 at par plus accrued interest. This compared to long-term debt repayments of $5.8 million in the first nine months of 2004.

We continually evaluate our options for divesting real estate holdings and property, plant and equipment that are no longer integral to any of our core operating businesses.

We entered into a purchase and sale agreement with the City of San Jose for the sale of approximately 75 acres of land owned by us. The sale will occur in two phases. The first phase constituting approximately 52 acres may close within the next several months. We expect to receive approximately $56 million from the phase one sale. The City of San Jose’s obligation to purchase the land is subject to satisfaction of certain financing conditions prior to the phase one closing and we cannot predict that these conditions will be successfully met. The phase two sale is comprised of approximately 23 acres and we expect to receive approximately $25 million from the phase two sale. The phase two sale is subject to a review by the California Department of Toxic Substances Control and we cannot, at this time, predict the timing or outcome of the closing of this phase of the sale.

Commitments and other potential liquidity needs

Our cash needs for the remainder of 2004 include operating cash requirements, capital expenditures, scheduled maturities of long-term debt, environmental spending and restructuring spending. We expect that with these needs, our debt balances, net of cash and restricted cash, will be approximately $100 million less than at year-end 2003. We plan to meet our liquidity needs through cash generated from operations and borrowings under our $250.0 million committed revolving credit facility.

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

At September 30, 2004, the aggregate commitments of lenders under Astaris’ credit facility were $20.0 million. There were no outstanding borrowings, and outstanding letters of credit were $6.3 million at September 30, 2004. At December 31, 2003, Astaris had outstanding borrowings of $70.9 million and letters of credit of $9.2 million. As previously agreed with Astaris’ lenders, when the lenders’ commitments were reduced to $20.0 million, in June 2004 we provided a $6.1 million letter of credit in lieu of a cash keepwell payment in that amount and in the third quarter of 2004 we provided an additional $3.9 million letter of credit. We do not anticipate that any further keepwell payments or drawings under the letters of credit will be required. Solutia has provided a similar letter of credit in the amount of $10 million supporting its parallel obligation.

In December of 2003, Solutia filed a petition in the Southern District of New York under Chapter 11 of the Untied States Bankruptcy Code. Since no plan of reorganization has been proposed as yet, it is unclear what effect, if any, Solutia’s bankruptcy will have on our interest in Astaris. Astaris has reported to date, that Solutia has substantially fulfilled its contractual financial obligations to Astaris. However, Solutia, Astaris and we are parties to several agreements, including those under which Solutia manufactures certain phosphorus chemicals for Astaris. If Solutia fails to perform its contractual obligations or seeks to reject these executory contracts with Astaris, Astaris may have to seek alternate sources of supply. Under these circumstances, Astaris may have a damage claim against Solutia. Apart from the deferrals agreed to by Solutia (and subsequently approved by the bankruptcy court) in support of Astaris’ restructuring plan described above and Solutia’s keepwell payment obligations also described above, which are supported by a letter of credit, there currently does not appear to be a need for future financial support by Solutia to Astaris. However, if in the future Astaris requires additional support from both its owners that Solutia could not fulfill, this failure may in turn adversely affect Astaris and our investment in the joint venture.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. A significant portion of these customers’ obligations to repay us for any amounts paid under the guarantees is secured by liens on their crops. Past losses under this program have been minimal. The total of these guarantees of $73.2 million and $44.3 million at September 30, 2004 and December 31, 2003, respectively, are recorded on the condensed consolidated balance sheets as guarantees of vendor financing.

Other commitments that could affect our liquidity include the following:

In 2001, we agreed to guarantee the performance by FMC Technologies, Inc. of certain obligations under several contracts, debt instruments, and reimbursement agreements associated with letters of credit. (See Note 15 to the consolidated financial statements in this Form 10-Q and Notes 2 and 17 to the 2003 consolidated financial statements on our 2003 10-K.) As of September 30, 2004, these guaranteed obligations totaled $4.0 million compared to $6.8 million at December 31, 2003.

At September 30, 2004 there was $41.0 million principal amount outstanding of variable-rate industrial and pollution control revenue bonds supported by $43.3 million in bank letters of credit, which are fully collateralized with cash, shown as restricted cash on the condensed consolidated balance sheet.

We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries. The outstanding amounts of debt guaranteed were $21.2 million and $13.8 million, respectively, at September 30, 2004 and December 31, 2003.

We have negotiated the return of various railcars from Astaris, resulting in additional future lease obligations of $8.2 million compared to our future contractual lease commitments disclosed in the “Contractual Commitments” table and Note 18 in our 2003 10-K in order to improve our ability to supply increased soda ash demand.

Other than the assumption of the Astaris railcar leases, total commitments under significant contracts that we believe will affect cash over the next five years have not changed significantly compared to the outstanding commitments at December 31, 2003.

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

At September 30, 2004 and December 31, 2003, our net financial instrument position of interest rate swaps and currency and energy hedges was a net asset of $13.3 million and $1.1 million, respectively. The change in the net financial instrument position was due to larger unrealized gains in our energy hedges.

Commodity Price Risk

Energy costs are approximately 9 percent of our costs of sales and services. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas. Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness related to our outstanding cash flow hedges and which were recorded to earnings during the nine months ended September 30, 2004 was $1.0 million. The gains and losses in the prior year are not material. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2004 and December 31, 2003 with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would have resulted in increases of the net asset positions at September 30, 2004 and December 31, 2003 of $9.7 million and $9.0 million, respectively. A 10 percent decrease in energy market prices would have resulted in a decrease of the net asset position at September 30, 2004 of $9.7 million. At December 31, 2003, a 10 percent decrease in energy market prices would have resulted in a decrease of $8.5 million in the net asset position into a net liability position.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2004 and December 31, 2003, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in increases of $10.1 million and $16.2 million in the net liability positions at September 30, 2004 and December 31, 2003, respectively. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in decreases of $10.6 million and $15.6 million in the net liability position into a net asset position of the relevant financial instruments at September 30, 2004 and December 31, 2003, respectively.

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

Interest rate swaps that meet specific conditions under SFAS No. 133 are accounted for as fair-value hedges. The net position of these interest rate swap agreements is not material at September 30, 2004. All existing fair-value hedges are 100% effective. As a result, there is no effect on earnings from hedge ineffectiveness.

Our debt portfolio, at September 30, 2004 including interest rate swap agreements, is composed of 62 percent fixed-rate debt and 38 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of foreign bank borrowings, variable-rate industrial and pollution control revenue bonds, borrowings under our $500.0 million credit facilities, and interest rate swap agreements entered into in the first quarter of 2003 with an aggregate notional principal amount of $100.0 million. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt, including interest rate swap agreements, included in our debt portfolio at September 30, 2004 and December 31, 2003, a one percentage point increase or decrease in interest rates that remained in effect for an entire quarter would have increased or decreased quarterly net income by $0.8 million and $1.0 million, respectively.

RESULTS OF OPERATIONS

Overview –

(in Millions, Except Per Share Data (1))	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
		Per Share Diluted		Per Share Diluted		Per Share Diluted		Per Share Diluted
Consolidated Revenue	$497.5		$470.5		$1,537.5		$1,414.5

Net income (loss)	$29.5	$0.78	$(3.4)	$(0.10)	$65.7	$1.77	$20.2	$0.57

Net income included the following after-tax charges (gains):
Restructuring and other charges (gains)	$0.2	$—	$(7.2)	$(0.20)	$1.7	$0.05	$(7.2)	$(0.20)
Astaris restructuring (2)	0.5	0.02	27.4	0.77	7.4	0.20	27.4	0.77
Tax adjustments	(1.3)	(0.03)	—	—	(1.3)	(0.04)	—	—
Discontinued operations	0.6	0.01	—	—	12.5	0.33	—	—

Total after-tax charges included in net income	$29.5	$0.78	$16.8	$0.47	$86.0	$2.31	$40.4	$1.14

(1)	For the three months ended September 31, 2003, the average shares outstanding used in basic and diluted earnings per share for the Consolidated Statement of Operations and Note 11 was 35.2 million because the effect of the 350,000 options would have been antidilutive. For comparability purposes, the average diluted shares used in the three months ended September 30, 2003 per diluted share calculations was 35.6 million shares which includes the 350,000 options.

(2)	Our share of charges recorded by Astaris, LLC, the phosphorous joint venture is included in “Equity in loss of affiliates.”

See “Segment Results” for a detailed discussion of events affecting our results for the three and nine months ended September 30, 2004 and 2003.

CONSOLIDATED RESULTS – Three months ended September 30, 2004 compared to Three months ended September 30, 2003

Revenue for the three months ended September 30, 2004 was $497.5 million, an increase of 6 percent compared to the $470.5 million recorded in the prior year period. This increase was driven by higher sales across the corporation.

Restructuring and other charges totaled $0.4 million ($0.2 million after tax) in the third quarter of 2004 primarily as a result of severance. Agricultural Products recorded a charge of $0.7 million, which was partially offset by non-cash adjustments in Industrial Chemicals totaling $0.3 million. (See Note 7.) Restructuring and other charges (gains) totaled a gain of $8.9 million in the third quarter of 2003. This net gain resulted from the sale of an office building in Industrial Chemicals of $15.8 million, which was partially offset by a related severance charge of $2.1 million. Other charges during the 2003 period were related to an abandonment of an asset in Specialty Chemicals of $4.8 million.

Equity in loss (earnings) of affiliates. Equity in loss (earnings) of affiliates was earnings of $3.8 million in the third quarter of 2004 compared to a loss of $48.8 million in the prior year period. The third quarter of 2004 included our portion of the Astaris’ 2004 restructuring charges totaling $0.8 million related to the previously announced restructuring plan. Astaris’ earnings improved in the third quarter of 2004 compared to the same period in the prior year due to the benefits of this restructuring in 2004. The third quarter of 2003 included a $44.9 million charge related to the Astaris restructuring plan.

Interest expense, net for the third quarter of 2004 decreased to $19.9 million compared to $23.0 million in the third quarter of 2003. The decrease mostly reflects lower interest costs from the December 2003 and June 2004 term loan repricings and lower debt levels in the third quarter of 2004 compared to the prior year.

Provision (benefit) for income taxes was a provision of $7.2 million for the third quarter of 2004 compared to a benefit $(11.1) million for the prior year period resulting in effective tax rates of 19 percent and 77 percent, respectively. The tax rate for the third quarter of 2004 reflects lower domestic losses benefited at 39 percent offset, in part, by a lower provision on foreign dividends, higher foreign profits and a benefit for Internal Revenue Service (“IRS”) refunds of $1.3 million (net of tax).

Discontinued operations. In the three months ended September 30, 2004, we charged discontinued operations $1.0 million ($0.6 million after-tax) for legal costs related to discontinued businesses. There were no discontinued operations charges in the third quarter of 2003.

Net Income(loss) increased to $29.5 million for the three months ended September 30, 2004 from a loss of $(3.4) million for the prior period, primarily reflecting the 2003 Astaris restructuring charge of $44.9 million. As noted in the “Overview,” net income for the three months ended September 30, 2004 included restructuring and other charges, Astaris restructuring charges, a tax adjustment and a charge to discontinued operations that had no net impact on an earnings per share basis compared to the three months ended September 30, 2003 which included restructuring and other charges and the Astaris restructuring totaling $20.2 million or $0.57 per share.

Other Financial Data

Capital Expenditures totaled $19.1 million for the three months ended September 30, 2004 compared to $20.2 million for three months ended September 30, 2003.

The following line item from our segment profit and loss statement is used to reconcile segment-operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2003 consolidated financial statements on our 2003 10-K).

Corporate expenses of $9.5 million in third quarter of 2004 were slightly higher compared to $9.3 million in the third quarter of 2003.

SEGMENT RESULTS – Three months ended September 30, 2004 compared to Three months ended September 30, 2003

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 16 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2003 consolidated financial statements on our 2003 10-K.

Agricultural Products

(in Millions)	Three Months Ended September 30,		Increase/(Decrease)
	2004	2003	$	%
Revenue	$164.1	$154.1	10.0	6
Operating Profit	27.0	24.1	2.9	12

Revenue in Agricultural Products was $164.1 million, an increase of six percent from the prior-year quarter. The sales increase was driven primarily by Brazil where market conditions remain strong. Sales in North America were relatively flat as a result of yet another year of low pest pressure. The balance of segment sales was similar to the prior-year period.

Segment earnings were up 12 percent versus the third quarter of 2003 due to increased sales and improved product mix resulting from our focus on higher value proprietary products. Segment earnings were unfavorably impacted by $4.1 million ($3.2 million after-tax) cumulative adjustment recorded in the third quarter of 2004 related to the elimination of inter-company profit in our inventory arising in the third quarter and in prior periods. We believe that the impact of this elimination is not material to the financial position or results of operations as of and for the three and six months ended March 31, 2004 and June 30, 2004 or any prior period. See “Item 4. Controls and Procedures—(b) Changes in Internal Controls.”

Specialty Chemicals

	Three Months Ended September 30,		Increase/(Decrease)
(in Millions)	2004	2003	$	%
Revenue	$134.8	$125.6	9.2	7
Operating Profit	19.7	23.3	(3.6)	(15)

Revenue in Specialty Chemicals was $134.8 million, an increase of seven percent versus the prior-year quarter. The BioPolymer business accounted for more than half of the increase as a result of higher microcrystalline cellulose volume in the pharmaceutical market in North America and Europe and improved product and customer mix in the food ingredients market. In addition, favorable foreign currency translation, primarily the euro, also contributed to the increase in revenue for 2004. Increased lithium sales benefited from strong battery demand in Asia, improved industrial demand in North America and favorable foreign currency translation.

Segment earnings of $19.7 million were down 15 percent from the third quarter of 2003 driven by the BioPolymer business, where spending on the division’s growth initiatives and the slower-than-expected plant turnaround following a routine maintenance shutdown added to the unfavorable earnings impact of continuing higher raw material costs.

Industrial Chemicals

	Three Months Ended September 30,		Increase/(Decrease)
(in Millions)	2004	2003	$	%
Revenue	$199.5	$192.0	7.5	4
Operating Profit	21.2	7.9	13.3	168

Revenue increased in Industrial Chemicals by four percent from the prior-year quarter driven by higher sales in Foret, our European Industrial Chemicals business, and higher sales in the alkali business. Foret’s sales benefited from higher selling prices in phosphates and peroxygens combined with favorable foreign currency translation.

Higher alkali sales were driven by stronger soda ash volumes in export markets and higher domestic prices for soda ash slightly offset by weaker export prices for soda ash through the American Natural Soda Ash Corporation (ANSAC). Sales for domestic peroxygens business were relatively flat as steady volume growth in hydrogen peroxide was offset by unfavorable product mix.

Segment earnings of $21.2 million nearly tripled versus the third quarter of 2003, as a result of higher sales, the timing of several plant outages and improved earnings at Astaris, our 50/50 joint venture. Astaris earnings improved primarily due to the benefits of the previously announced restructuring and the favorable impact of a contract settlement. These increases were partially offset by higher land and ocean freight costs and higher energy costs, primarily gas.

CONSOLIDATED RESULTS – Nine months ended September 30, 2004 compared to Nine months ended September 30, 2003

Revenue for the nine months ended September 30, 2004 was $1,537.5 million, an increase of 9 percent compared to the $1,414.5 million recorded in the prior year. This increase was largely due to higher sales in Agricultural Products primarily in Brazil and North America and favorable foreign currency translation, primarily the euro.

Restructuring and other charges (gains). Restructuring and other charges (gains) was a charge of $2.7 million ($1.7 million after tax) in the first nine months of 2004 primarily as a result of severance costs. (See Note 7.) Restructuring and other charges (gains) totaled a gain of $8.9 million in the third quarter of 2003. This net gain results from the sale of an office building in Industrial Chemicals of $15.8 million, which was partially offset by a related severance charge of $2.1 million. Other charges for the first nine months of 2003 were related to an abandonment of an asset in Specialty Chemicals of $4.8 million.

Equity in loss of affiliates. Equity in loss of affiliates was $6.2 million in the first nine months of 2004 versus $57.5 million in the prior year period. The nine months ended September 30, 2004 included our portion of the Astaris 2004 restructuring charges totaling $12.2 million related to the previously announced restructuring plan. The nine months ended September 30, 2003 included our portion of the Astaris 2003 restructuring charges totaling $44.9 million. In the second quarter of 2004, Astaris completed its restructuring to improve financial performance and expects annualized earnings improvement, excluding restructuring charges, of about $40 million before-tax some of which has already been realized beginning in the fourth quarter of 2003.

Interest expense, net for the first nine months of 2004 decreased to $60.9 million compared to $71.7 million in the first nine months of 2003. The decrease mostly reflects the lower interest costs from the December 2003 and June 2004 term loan repricings and lower debt levels in the first nine months of 2004 compared to the prior year period.

Provision (benefit ) for income taxes was a provision of $18.7 million for the first nine months of 2004 compared to a benefit of $(4.3) million for the prior year resulting in effective tax rates of 19 percent and 27 percent, respectively. The tax rate for the first nine months of 2004 reflects lower domestic losses benefited at 39 percent offset, in part, by a lower provision on foreign dividends, higher foreign profits and a benefit for IRS refunds of $1.3 million (net of tax).

Discontinued operations. In the first nine months of 2004, we recorded $20.5 million ($12.5 million after tax) in charges to discontinued operations. We recorded a charge of $19.7 million ($11.4 million after-tax) to increase our reserves for environmental issues at two sites in New Jersey and at our Middleport, New York site to recognize obligations incurred during the nine months ended September 30, 2004. Additionally, we charged discontinued operations for legal costs related to discontinued businesses of $2.4 million ($1.5 million after-tax), which was partially offset by the reversal of a reserve related to our former Chicago headquarters. There were no discontinued operations charges in the first nine months of 2003.

Net Income increased to $65.7 million for the nine months ended September 30, 2004 from $20.2 million for the prior period, primarily reflecting higher earnings in our Agricultural Products segment. As noted in the table under “Overview,” net income for the nine months ended September 30, 2004 included restructuring and other charges, Astaris restructuring charges, a tax adjustment and a charge to discontinued operations totaling $20.3 million after tax or $0.54 per share on a diluted basis. In addition, net income for the nine months ended September 30, 2003 included Astaris restructuring and restructuring and other charges (gains) totaling $20.2 million or $0.57 per share on a diluted basis.

Average shares outstanding used in the diluted earnings per common share calculations above were 37.1 million in the first nine months of 2004 compared with 35.6 million in the prior year period. As our stock price has appreciated, more stock options have been exercised resulting in an increase in the shares outstanding for the period ended September 30, 2004 as compared to September 30, 2003.

Other Financial Data

Capital Expenditures totaled $49.9 million for the nine months ended September 30, 2004 compared to $59.2 million for nine months ended September 30, 2003 as we continue to spend only that capital necessary for maintenance, profit improvement and regulatory purposes.

The following line item from our segment profit and loss statement is used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2003 consolidated financial statements on our 2003 10-K).

Corporate expenses were $28.6 million in first nine months of 2004 compared to $26.2 million in the first nine months of 2003 due largely to the timing of certain compensation accruals and higher consulting costs.

SEGMENT RESULTS – Nine months ended September 30, 2004 compared to Nine months ended September 30, 2003

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 16 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2003 consolidated financial statements on our 2003 Form 10-K.

Agricultural Products

	Nine Months Ended September 30,		Increase /(Decrease)
(in Millions)	2004	2003	$	%
Revenue	$530.5	$457.3	73.2	16
Operating Profit	94.7	56.6	38.1	67

Revenue in Agricultural Products was $530.5 million, an increase of 16 percent versus the prior-year period. Higher insecticide sales accounted for more than three quarters of the increase and were driven by strong performance in Latin America, particularly Brazil, due to an improved farm economy and heavy pest pressures. Increased herbicide sales resulted from the combination of new labels and our focused market effort in Europe, strong early season demand in North America and slightly improved market conditions in Asia. Solid performance in non-crop markets and favorable foreign currency impacts, primarily from the stronger euro also contributed to the sales growth.

Segment earnings increased by 67 percent from the first nine months of 2003 due to higher sales, lower production costs and improved product mix resulting from our focus on higher-value proprietary products. Segment earnings were unfavorably impacted by $4.1 million ($3.2 million after-tax) cumulative adjustment recorded in the third quarter of 2004 related to the elimination of inter-company profit in our inventory arising in the third quarter and in prior periods. We believe that the impact of this elimination is not material to the financial position or results of operations as of and for the three and six months ended March 31, 2004 and June 30, 2004 or any prior period. See “Item 4. Controls and Procedures—(b) Changes in Internal Controls.”

We believe that Agricultural Products will deliver higher full-year results despite a projected lower fourth quarter reflecting a shift of North American demand from the fourth quarter of 2004 into 2005.

Specialty Chemicals

	Nine Months Ended September 30,		Increase/(Decrease)
(in Millions)	2004	2003	$	%
Revenue	$411.1	$391.3	19.8	5
Operating Profit	74.4	77.7	(3.3)	(4)

Revenue in Specialty Chemicals was $411.1 million, an increase of five percent versus the prior-year period. The BioPolymer business drove most of the revenue increase with higher volumes in the pharmaceutical market in North America and Europe, and the favorable impact of foreign currency translation, primarily the euro. Revenue in the lithium business slightly increased from the prior-period as the benefits of increased sales into the battery market and favorable foreign currency translation were partially offset by lower sales into the pharmaceutical market.

Segment earnings of $74.4 million were down four percent versus the prior year period due to the impact of higher raw material cost and third quarter spending on BioPolymer growth initiatives partially offset by favorable foreign currency translation.

We expect full-year earnings to remain flat with 2003 as higher sales are offset by higher raw material costs and spending related to BioPolymer’s growth initiatives.

Industrial Chemicals

	Nine Months Ended September 30,		Increase/(Decrease)
(in Millions)	2004	2003	$	%
Revenue	$599.2	$569.2	30.0	5
Operating Profit	38.9	25.2	13.7	54

The increase in Industrial Chemicals’ revenue of five percent versus the prior-year period was driven by improved Foret sales, which resulted from favorable foreign currency translation and higher selling prices in phosphates and peroxygens. Higher alkali sales were driven by strong volume growth in export markets and improved domestic soda ash selling prices partially offset by weaker export prices in soda ash. Lower domestic peroxygen sales resulted from an unfavorable product mix and lower persulfate prices, somewhat offset by improved volumes.

Segment earnings for the nine months ended September 30, 2004 were up 54 percent versus the year-earlier period as the benefit of generally higher selling prices and improved earnings at Astaris were slightly offset by higher energy costs, primarily gas, higher freight costs and lower soda ash export prices.

We expect improvement in our Industrial Chemicals’ 2004 results due to higher capacity utilization rates, generally higher selling prices and the benefit of the restructuring at Astaris, partially offset by higher energy and transportation costs.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 -Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to the company’s management on a timely basis to allow decisions regarding required disclosure. The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2004. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2004, these controls and procedures were effective.

(b) Change in Internal Controls. After the end of the third quarter of 2004, we identified a deficiency in the design of our internal controls. The deficiency related to the manner in which we conducted our inter-company inventory profit eliminations at the completion of each financial reporting period. Upon discovery of this condition, we made the necessary adjustments to the design and operation of our control structure as it relates to our method for conducting these eliminations, in order to ensure that these eliminations are properly recorded in the future. The matter noted above has been discussed with our Audit Committee.

There have been no other changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A report by KPMG LLP, FMC’s Independent Registered Public Accounting Firm, on the consolidated financial statements included in the Form 10-Q for the three and nine months ended September 30, 2004 is included on page 42.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of September 30, 2004, and the related condensed consolidated statements of operations for the three and nine month periods ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board, the consolidated balance sheet of FMC Corporation and consolidated subsidiaries as of December 31, 2003, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for the year then ended not presented herein; and in our report dated February 13, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania November 9, 2004

PART II - OTHER INFORMATION

ITEM 1.	LE GAL PROCEEDINGS

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

ITEM 6.	E XHIBITS

(a)	Exhibits

10.1	Long-term Incentive Plan Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan

10.2	Nonqualified Stock Option Agreement Pursuant to the FMC Corporation Incentive Compensation Stock Plan

10.3	Key Manager Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

(b)	Reports on Form 8-K:

The Registrant filed or furnished the following reports on Form 8-K or Form 8-K/A during the quarter covered by this quarterly report:

i.	Furnished July 16, 2004 – Item 9: FMC Alkali Division Presentation by Edward Flynn, Division Manager Alkali Chemicals on July 14, 2004 at the Green River Wyoming facility.

ii.	Furnished July 28, 2004 – Item 12: Results of Operations and Financial Condition for quarter ended June 30, 2004.

iii.	Furnished September 14, 2004 – Item 7.01 FMC overview presentation by William G. Walter to institutional investors in Massachusetts on September 9, 2004.

iv.	Furnished September 20, 2004 – Item 7.01 FMC overview presentation by William G. Walter at the Bank of America Securities 34th Annual Investment Conference held in San Francisco, California, on September 20, 2004.

v.	Furnished September 28, 2004 - Item 7.01. Slides used by W. Kim Foster, Senior Vice President and Chief Financial Office, in his address to the Credit Suisse First Boston 17th Annual Chemical Conference in New York, New York on September 28, 2004.

The Current Reports on Form 8-K and Form 8-K/A listed above under Item 9 and 12 are not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section.

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF FMC CORPORATION

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Exhibit No.	Exhibit Description

10.1	Long-term Incentive Plan Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan

10.2	Nonqualified Stock Option Agreement Pursuant to the FMC Corporation Incentive Compensation Stock Plan

10.3	Key Manager Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

By:	/s/ W. KIM FOSTER
W. Kim Foster Senior Vice President and Chief Financial Officer

Date: November 9, 2004