Form 10-K
period 2004-12-31
FMC CORP
filed 2005-03-14
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2004

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

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2004, THE REGISTRANT’S SECOND FISCAL QUARTER WAS $1,560,461,959. THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.10 PAR VALUE, OUTSTANDING AS OF DECEMBER 31, 2004 WAS 37,028,940. THE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES EXCLUDES THE VALUE OF THOSE SHARES HELD BY EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2005 Annual Meeting of Stockholders	Part III

FMC Corporation

2004 Form 10-K Annual Report

PART I

FMC Corporation (“FMC”) was incorporated in 1928 under Delaware law and has its principal executive offices at 1735 Market Street, Philadelphia, Pennsylvania 19103. Throughout this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “FMC”, “We,” “Us,” or “Our” means FMC Corporation and its consolidated subsidiaries and their predecessors. In 2001, we split FMC into separate chemical and machinery companies and we refer to the spun off Company, FMC Technologies, Inc. as “Technologies” throughout this Annual Report. Copies of the annual, quarterly and current reports we file with the SEC, and any amendments to those reports, are available on our website at www.FMC.com as soon as practicable after we furnish such materials to the SEC.

ITEM 1.	BUSINESS

General

We are a diversified, global chemical company providing innovative solutions, applications and market-leading products to a wide variety of end markets. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Agricultural Products’ focus is on insecticides, which are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of pests and for pest control for non-agricultural applications, and on herbicides, which are used to reduce the need for manual or mechanical weeding by inhibiting or preventing weed growth. Specialty Chemicals consists of our BioPolymer and lithium businesses and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding and disintegrant use and lithium specialties for pharmaceutical synthesis and energy storage. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens and phosphorus chemicals.

The following table shows the principal products produced by our three business segments and their raw materials and uses:

Segment	Product	Raw Materials	Uses
Agricultural Products	Insecticides	Synthetic chemical intermediates	Protection of row crops, cotton, maize, soybeans, rice, sugarcane, cereals, fruits and vegetables from insects and for non-agricultural applications, including structural pest control
	Herbicides	Synthetic chemical intermediates	Protection of row crops, rice, sugarcane, cotton, cereals, vegetables, turf and roadsides from weed growth

Specialty Chemicals	Microcrystalline Cellulose	Specialty pulp	Drug tablet binder and disintegrant, food ingredient
	Carrageenan	Refined seaweed	Food ingredient for thickening and stabilizing
	Alginates	Refined seaweed	Food ingredients, pharmaceutical excipient, wound care and industrial uses
	Lithium	Mined lithium	Pharmaceutical, batteries, polymers, greases and lubricants, air conditioning and other industrial uses

Industrial Chemicals	Soda Ash	Mined trona ore	Glass, chemicals, detergents

	Peroxygens	Hydrogen	Pulp & paper, chemical processing, environmental, electronics
	Phosphorus Chemicals	Mined phosphate rock	Food, cleaning compounds, detergents, agriculture

We have operations in many areas around the world. North America represents our single largest geographic market, generating approximately 43 percent of revenue in 2004, with our second largest market, Europe, Middle East and Africa, representing 29 percent and Latin America, our third largest, representing 17 percent of 2004 revenue. With a worldwide manufacturing and distribution infrastructure, we are able to respond rapidly to global customer needs, offset downward economic trends in one region with positive trends in another and better match revenues to local costs to mitigate the impact of currency volatility. The charts below detail our sales and long-lived assets by major geographic region.

Our Strategy

Our corporate strategy is balanced between driving growth and innovation within our Specialty Chemicals and Agricultural Products segments and generating strong cash flow in our Industrial Chemicals segment. Our long-term objectives are as follows:

Realize the operating leverage inherent in our businesses.    We intend to maximize the benefits of an economic recovery by maintaining our market positions, reducing costs and prudently managing our asset base. In soda ash, we continually strive to optimize our proprietary and low-cost solution mining and longwall mining techniques, thereby reducing our production costs, which we believe are already among the lowest in the industry. In hydrogen peroxide, we have mothballed higher cost production capacity to improve profitability. In the phosphorous chemicals joint venture with Solutia, Inc. (“Solutia”), Astaris, LLC (“Astaris”), a restructuring was implemented in 2003 and recently completed, resulting in the elimination of approximately $40 million of total annual costs for the venture. All of these initiatives will position our Industrial Chemicals business for a significant rebound in earnings as volumes increase with an economic recovery, capacity utilizations improve and selling prices continue to move higher. Additionally, in Agricultural Products, we continue to reduce manufacturing costs by outsourcing production to third parties in Mexico, China and India and are already benefiting from additional savings from our efforts to streamline our supply chain and reduce logistics costs.

Create greater financial flexibility.    We are committed to the goal of re-establishing our investment-grade rating through improvements to our liquidity and a significant reduction in our indebtedness. In 2003, we set a target of $300 million of free cash flow available for debt reduction during 2003 through 2006. We expect a strong, sustained rebound in our operating profit and resulting cash provided by operating activities.

Furthermore, we expect capital expenditures to remain below depreciation and amortization as our businesses will meet future expected demand growth through a combination of debottlenecking current production, restarting mothballed plants and outsourcing production to third parties. In connection with Astaris’ recent restructuring and subsequent refinancing completed in February 2005, we have eliminated any future keepwell obligations. Additionally, we believe our spending in 2005 for the shutdown and remediation of the former elemental phosphorus facility in Pocatello, Idaho will be consistent with 2004 levels and will be significantly reduced in 2006 and thereafter. Lastly, we continue to explore asset divestiture opportunities, such as the sale of our former Defense System site at the San Jose, California from which we realized net proceeds of approximately $50 million on February 17, 2005 out of an anticipated total net proceeds of approximately $80 million.

Focus the portfolio on higher growth businesses.    Our goal is to achieve the highest overall growth while continuing to generate returns above the cost of capital. In this regard, we will invest in Specialty Chemicals for growth; focus our investment in Agricultural Products on product development; manage Industrial Chemicals for cash and divest any business that cannot sustain a return above our cost of capital. Specifically, within Specialty Chemicals, we continue to invest in our leading biopolymer and lithium market positions in the pharmaceutical, food ingredient and energy storage markets. Key strategies include developing new technologies, leveraging our strategic supply position with branded multinational companies, enhancing our technical support capabilities and acquiring new technologies. In Agricultural Products, we have focused our efforts on developing new applications for higher margin, patented products, acquiring complementary chemistries from other pesticide companies and on discovering novel insecticide compounds through our state-of-the-art research program.

Financial Information About Our Business Segments

See Note 18 to our consolidated financial statements included in this Form 10-K. Also see below for selected financial information related to our segments.

Agricultural Products

Financial Information (In Millions)

Overview

Our Agricultural Products segment, which represents approximately 34 percent of our 2004 consolidated revenues, discovers, develops, manufactures and sells a portfolio of crop protection, structural pest control and turf and ornamental products around the world. Our product development efforts focus on developing environmentally compatible solutions that can effectively increase farmers’ yields and provide more cost-effective alternatives to older chemistries to which insects may have developed resistance. We believe that our focused, state-of-the-art discovery strategy will result in novel insecticides that enable farmers to enhance their crop yields. We have also recently gained access to proprietary chemistries from third party pesticide producers. These novel chemistries are complementary to our existing products and market focus. We are encouraged by our progress and are optimistic that these efforts will result in sales and profit growth over the next few years.

Products and Markets

Agricultural Products provides a wide range of proprietary, branded products—based on both patented and off-patent technologies—for global agricultural and structural pest control markets. Product branding is a prevalent industry practice used to help maintain and grow market share by promoting consumer recognition and the reputation of the product and the supplier. Agricultural Products enjoys relatively strong niche positions in crop and non-crop market segments in the Americas and other parts of the world and derived approximately 65% of its revenue from outside North America in 2004.

In contrast to most other major crop protection companies, insecticides dominate our Agricultural Products segment, particularly pyrethroid and carbamate chemistries, in which we maintain leading market positions, based on revenues. Pyrethroids are a major class of insecticides whose low use rates and cost competitiveness are unique compared to most other classes of insecticides. They are most effective against worm pests. Carbamates are a broad spectrum of insecticides used to control a wide variety of pests in both soil and foliage. We also maintain niche positions in select herbicide markets. We differentiate ourselves through a highly focused strategy in selected crops and regions and leverage our proprietary chemistries, pest-specific research and development (“R&D”) and selected technologies accessed from third party producers to develop and market new pesticides and new applications of our existing products.

The following table summarizes the principal product chemistries in Agricultural Products and the principal uses of each chemistry:

			Cotton	Corn	Rice	Cereals	Fruits, Vegetables	Soybeans	Sugar Cane	Tobacco	Prof.Pest Control Home & Garden
Insecticides	Pyrethroids	permethrin	X	X			X	X		X	X
		cypermethrin	X	X	X	X	X	X	X	X	X
		bifenthrin	X	X			X	X	X	X	X
		alpha-cypermethrin	X		X		X	X		X
		zeta-cypermethrin	X	X	X	X	X	X	X	X	X
	Carbamates	carbofuran	X	X	X	X	X	X	X	X
		carbosulfan	X	X	X	X	X	X	X	X
	Other	cadusafos					X		X	X
		sulfluramid									X
Herbicides		carfentrazone-ethyl	X	X	X	X	X	X	X	X	X
		clomazone	X		X		X	X	X	X
		sulfentrazone					X	X	X	X	X

We have several agreements with Ishihara Sangyo Kaisha, Ltd. (“ISK”), a leading Japanese crop protection company, under which we work together to market and distribute existing and new pesticide chemistries in various markets. The new chemistries include flonicamid, a unique insecticide for controlling sucking pests, and a novel fungicide for crop and non-crop uses in the Americas. With the ISK alliance, we have expanded our distribution capabilities in Japan. We have significantly enhanced our market access capabilities in key European markets by jointly investing with ISK in the Belgian-based pesticide distribution company, Belchim Benelux N.V. Through these and other alliances, along with our own targeted marketing efforts and access to novel technologies, we expect to enhance our access to key agricultural and non-crop markets and develop new products that will help us continue to compete effectively.

We maintain competitive manufacturing cost positions through our strategy of sourcing intermediates and finished products from third parties in lower-cost manufacturing regions such as China, India and Mexico. This strategy has resulted in significant annual cost savings and lower capital spending, and has reduced the fixed capital intensity of the business. This initiative is expected to produce additional cost savings over the next several years.

Growth

Over the near term, we plan to grow by obtaining new and approved uses for existing product lines and accessing and selling complementary chemistries and/or related technologies from third parties, which should enhance our current product portfolio and our capabilities to effectively service our target markets and customers. Over the next several years, growth is anticipated in our third generation pyrethroids, proprietary herbicides and the newly accessed third party chemistries and/or technologies. For example, over the past two years we obtained label expansions for zeta-cypermethrin in a number of key crops and the product is now one of the most widely labeled pyrethroids in North America. In addition, our carfentrazone-ethyl herbicide has received recent registrations for use as a cotton defoliation agent and weed control on a number of specialty crop segments in North America, and as a desiccant on potatoes and tiller control on vines in Europe.

We also believe that growth will result from products and/or technologies in-licensed from our network of alliance partners. The flonicamid insecticide we are developing exclusively in the Americas in conjunction with ISK has a novel mode of action in controlling sucking pests in a broad range of crops as well as non-crop uses. The chemistry is currently under review by the Environmental Protection Agency (“EPA”) and we expect our first registration in key agricultural crops during 2005 with commercial sales in late 2005 or 2006. We already have an EPA registration for non-crop uses such as in nurseries and greenhouses. In the fourth quarter of 2004, we signed an agreement for non-exclusive development and distribution rights to a novel ISK fungicide. We expect initial sales in 2005 in several crops and non-crop new and approved uses are expected over the next 18-24 months. In addition, we recently gained exclusive access to acetamiprid, a rapidly growing class of insecticide chemistry, from Nippon Soda Company Ltd. for use in the U.S. termite and general household pest segments. Acetamiprid has demonstrated outstanding activity against an array of pests, including termites, ants and roaches.

Over the longer-term, our growth will come from our discovery pipeline. Our research program is capitalizing on a focused insecticide discovery strategy that combines whole insect screening with biochemical, target-based testing. Both approaches use state-of-the-art technologies, including genomics, robotics and advanced computational software. This enables us to successfully identify chemistries that control key agricultural pests, while providing an early understanding of modes of action and safety. Multidisciplinary project teams have already moved several promising chemistries from initial discovery to global field-testing. We expect to move at least one prospective novel insecticide chemistry from discovery into pre-development in 2005.

Industry Overview

The three principal categories of agricultural chemicals are herbicides, representing approximately half of global industry revenue, insecticides, representing approximately a quarter of global industry revenue, and fungicides, representing the remaining portion of global industry revenue.

Insecticides are used to control a wide range of insects, including chewing pests (such as caterpillars) and sucking pests (such as aphids). Insecticides are applied as sprays, dusts or granules and are used on a wide variety of crops such as fruits, vegetables, cotton, soybean, maize and cereals. There are several major classes of insecticide chemistries, including organophosphates, carbamates, pyrethroids and neonicotinoids.

Herbicides prevent or inhibit weed growth, thereby reducing or eliminating the need for manual or mechanical weeding. Herbicides can be selective (killing only specific unwanted foliage) or non-selective (killing all foliage), and are also segmented by their time of application: pre-planting, pre-emergent and post-emergent.

The agrochemicals industry has undergone significant consolidation over the past several years. The top crop protection companies, Syngenta AG, Bayer AG, Monsanto Company, BASF AG, The Dow Chemical Company and E. I. du Pont de Nemours and Company (“DuPont”), currently represent more than three quarters of global sales. Four of these companies, Syngenta, Bayer, BASF and Dow, have all made significant acquisitions of other crop protection companies over the past few years. A significant driver for this consolidation has been the advent of biotechnology, particularly in herbicides employed in row crops, and the resulting escalation of research and development costs.

The next tier agrochemical producers, including FMC, Makteshim-Agan Industries Ltd., Sumitomo Chemical Company Limited, ISK and Nufarm Limited, generally employ strategies focusing on niche crops and markets. Several of these producers are generic competitors with little or no investment in new product discovery. Additionally, there is a growing trend among these producers to partner with one another to gain economies of scale and competitive market access more comparable to larger competitors.

Specialty Chemicals

Financial Information (In Millions)

Overview

Our Specialty Chemicals segment, which represents 26 percent of our 2004 consolidated revenues, is focused on high-performance food ingredients, pharmaceutical excipients and intermediates and lithium specialty products, all of which enjoy solid customer bases and consistent, growing demand. The majority of Specialty Chemicals revenues are to customers in non-cyclical end markets. We believe that our future growth in this segment will continue to be based on the performance capabilities of these products and our research and development capabilities, as well as on the alliances and the close working relationships we have developed with key global customers.

Products and Markets

BioPolymer

BioPolymer is a supplier of microcrystalline cellulose (“MCC”), carrageenan and alginates—ingredients that have high value-added applications in the production of food, pharmaceutical and other specialty consumer and industrial products. MCC, processed from specialty grades of wood pulp, provides binding and disintegrant properties for tablets and capsules and has unique functionality that improves the texture and stability of many food products. Carrageenan and alginates, both processed from seaweed, are used in a wide variety of food, pharmaceutical and specialty areas. NovaMatrix, part of the pharmaceutical business of BioPolymer, produces and supplies specialty formulated alginates and services the biomedical and advanced wound care markets.

BioPolymer is organized around two major markets—food and pharmaceutical—and is a key supplier to many companies in these markets. Many of BioPolymer’s customers have come to rely on us for the majority of their supply requirements for these product lines. We believe that such reliance is based on our innovative solutions and operational quality. The following chart summarizes the major markets for BioPolymer’s products and our chemistries in each market:

		Microcrystalline cellulose	Carrageenan	Alginates	Other
Food	Beverage	X	X	X
	Dairy	X	X	X
	Convenience foods	X	X	X	X
	Meat and poultry		X
	Pet food and other	X		X
Pharmaceutical	Tablet binding and coating	X			X
	Anti-reflux			X
	Liquid suspension	X	X
	Biomedical			X
	Oral Care		X
	Cosmetic care	X	X	X	X

Lithium

Lithium is a vertically-integrated, technology business, based on both inorganic and organic lithium chemistries. While lithium is sold into a variety of end-markets, we have focused our efforts on selected growth niches such as fine chemicals for pharmaceutical synthesis, specialty polymers and energy storage.

Organolithium products are sold to fine chemical and pharmaceutical customers who use lithium’s unique chemical properties to synthesize high value-added products. Organolithiums are also highly valued in the specialty polymer markets as polymer initiators in the production of synthetic rubbers and elastomers. Based on our proprietary technology, the lithium business, with companies who have expertise in the polymer industry, are developing new, highly specialized polymers for a variety of end uses, such as rocket fuels, industrial applications and automotive coatings.

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

The following chart summarizes the major markets for various lithium products:

	Primary Inorganics	Specialty Inorganics	Lithium Metal/Ion Battery Materials	Organometallics	Intermediates
Fine Chemicals Pharmaceuticals, agricultural products	X		X	X	X
Polymers Elastomers, rocket fuels, synthetic rubbers, industrial coatings			X	X	X
Energy Storage Non-rechargeable batteries, lithium ion batteries (rechargeable)	X	X	X
Other Glass & ceramics, construction, greases & lubricants, air treatment, pool water treatment	X	X

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

Trends driving growth include increasing consumer interest in healthier foods, greater convenience and growth in per capita consumption of processed foods in emerging markets. The industry’s revenue growth has moderated in recent years due to increased price pressure in most segments. The trend toward health and convenience drives the need for more functional ingredients to impart desired food tastes and textures. We believe carrageenan and MCC, which address this need, are growing faster than the overall TSPS market. The global customer base for TSPS is relatively fragmented and includes large and small food processors. Consolidation among these customers has been a significant trend. Over the past several years, mergers of large food companies have included Slimfast Foods Company/Bestfoods/Unilever PLC, Nabisco Group Holdings Corp./Kraft Foods Inc., The Pillsbury Company/General Mills, Inc. and Suiza Foods Corporation/Dean Foods Company. In light of these conditions, TSPS ingredient suppliers such as us have focused on establishing alliances with market leaders with the goal of reducing costs, leveraging technology and expanding product offerings with key accounts.

Within the entire food ingredients market, there are a relatively large number of suppliers, due principally to the broad spectrum of chemistries employed. Segment leadership, global position and investment in technology are key factors to sustaining profitability. In addition, larger suppliers may often provide a broader product line and a range of services to food companies including functional systems or blends. The top suppliers of TSPS ingredients include Danisco A/S, DuPont, JM Huber, Kerry Ingredients, Cargill Incorporated, Sobel N.V., DGF Stoess AG, FMC, Degussa AG, and Tate & Lyle PLC.

Pharmaceutical Chemicals

Our BioPolymer business sells into the formulation chemicals segment of the pharmaceutical market. The major end markets for formulation chemicals include coatings and colors, fillers, binders, sweeteners and flavors, disintegrants and others.

Competitors tend to be grouped by chemistry. Our principal MCC competitors in pharmaceuticals include J. Rettenmaier & Sôhne GmbH, Ming Tai Chemical Co., Ltd., Asahi Kasei Corporation and Blanver Farmoquimica Ltda. While pricing pressures from low cost producers is a common competitive dynamic, companies like us offset that pressure by providing the most reliable and broadest range of products and services. Customers of excipients are pharmaceutical firms who depend upon reliable therapeutic performance of their drug products.

We also supply alginates and carrageenan into oral care, cosmetics and health care markets. Highly refined extracts from selected seaweeds provide a broad range of alginate functionality, including uses in anti-reflux disorders, dental impressions, control release of drugs and wound dressings. Special grades of carrageenan extracts are used in liquid cough medicines, toothpaste and a variety of skin care products.

Lithium Specialties

Lithium is a highly versatile metal with diverse end-use markets including glass/ceramics, aluminum production, pharmaceuticals, polymers and both rechargeable and disposable batteries.

We market a wide variety of lithium-based products ranging from upstream, commodity lithium carbonate to highly specialized downstream products such as organolithium compounds and cathodic materials for batteries. In past years, lithium carbonate experienced a significant price decline due largely to industry oversupply. During 2004, market pricing improved as a result of a better balance of supply and demand for lithium carbonate.

There are only three integrated producers of lithium: Chemetall SA, Sociedad Quimica y Minera de Chile S.A. and FMC all of which produce lithium carbonate. Only two, Chemetell and FMC produce specialty grades of lithium. New entry into the specialty lithium markets is difficult due to the level of proprietary processes and product technology involved. The markets for specialty lithium products tend to be concentrated in more developed regions, including North America, Europe and Asia.

Industrial Chemicals

Financial Information (In millions)

Overview

Our Industrial Chemicals segment, which represents 40 percent of our 2004 consolidated revenues, has low-cost positions in high-volume inorganic chemicals including soda ash and hydrogen peroxide, complemented by high-value niche positions in specialty alkali, phosphorus and peroxygen products.

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

Alkali

Our alkali chemical division produces natural soda ash. Soda ash is used by manufacturers in the glass, chemical processing and detergent industries. To a lesser degree, we also produce sodium bicarbonate, caustic soda and sodium sesquicarbonate. The majority of our alkali sales are manufactured by and sold through FMC Wyoming Corporation, which we manage as an integral part of our alkali business in which we own shares representing an 87.5 percent economic interest, with the remaining shares held by two Japanese companies.

We mine and produce natural soda ash using proprietary, low-cost mining technologies, such as long-wall and solution mining, which, we believe, gives us the lowest cost versus other suppliers. Our two production sites in Green River, Wyoming have the capacity to produce approximately 4.9 million tons of soda ash annually, though the business over the last several years has mothballed 1.3 million tons of capacity to improve cost structure and to respond to market conditions. In 2004, the U.S. soda ash industry was essentially sold out. As a result of this condition, in 2005 we plan on restarting 250,000 tons of this mothballed capacity to meet the increase in demand driven by the growth in the export markets.

Peroxygens

We produce hydrogen peroxide worldwide, with production facilities in the United States, Canada and Mexico, and in Spain and the Netherlands, through Foret, as described below. We also participate in a joint venture company in Thailand. We sell hydrogen peroxide into the pulp and paper industry, and to a lesser extent, in the chemical processing, environmental, electronics, food and textiles industries. We believe we are a leading North American producer of hydrogen peroxide due in part to our broad product line, geographically-advantaged plant locations, our state-of-the-art processing technology and superior customer service. Hydrogen peroxide represents approximately 70 percent of our peroxygens sales.

Our specialty peroxygens business supplies persulfate products primarily to polymer and printed circuit board markets and peracetic acid predominately to the food industry for biocidal applications. Typically, we compete as a specialty player where we believe that we are differentiated by our strong technical expertise, unique process technology and geographic location.

Foret

Our European subsidiary, FMC Foret, S.A. (“Foret”), headquartered just outside of Barcelona, Spain, is a leader in providing chemical products to the detergent, paper, textile, tanning and chemical industries. Foret is a large and diverse operation with seven manufacturing locations in Europe. Foret has positions in phosphates, hydrogen peroxide, perborates, percarbonates, sulfur derivatives, silicates, zeolites and sodium sulfate. Foret’s sales efforts are focused in Europe, Africa and the Middle East.

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

In 2003, Astaris initiated a restructuring plan to improve business financial performance. The restructuring included the exit of the commodity sodium tripolyphosphate market, the reduction of fixed costs through facility shut downs and the elimination of certain low-contribution products. The restructuring was successfully completed yielding a significantly improved cost position, streamlined operations and better product mix which resulted in a return to operating profitability in 2004.

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

Because of the processing cost advantages of trona and the large natural reserves of trona in the U.S., particularly in Green River, Wyoming, all U.S. soda ash production is natural. By contrast, due to a lack of trona, almost all of the soda ash that is manufactured in the rest of the world is produced synthetically. Other U.S. producers are OCI Chemical Corporation, Solvay S.A., The General Chemical Group Inc., and Searles Valley Minerals.

Approximately 40 percent of U.S. natural soda ash production served export markets in 2004, with approximately 30 percent of U.S. natural soda ash production exported through the American Natural Soda Ash Corporation (“ANSAC”). ANSAC is the foreign sales association of the significant U.S. producers of soda ash established in 1983 under the Webb-Pomerene Act and subsequent legislation. Since its creation, ANSAC has been successful in coordinating soda ash exports, exploiting the natural cost benefits of U.S. produced natural soda ash and leveraging its large scale of operations to the benefit of its member companies. U.S. exports of soda ash have risen significantly over the last twenty years.

Peroxygens

Hydrogen peroxide is typically sold for use as a bleach or oxidizer. As such, it often competes with other chemicals capable of performing similar functions. Some of our specialty peroxygen derivatives (e.g., persulfates, perborates, percarbonates) also function as bleaching or oxidizing agents. Environmental regulations, regional cost differences (often due to transportation costs) and technical differences in product performance enter into the decision to use hydrogen peroxide or one of its derivatives rather than another product. Since these considerations vary by region, the consumption patterns vary in different parts of the world. Hydrogen peroxide is sold in aqueous solutions, usually 35 percent, 50 percent or 70 percent by weight.

The North American pulp and paper industry represents approximately 65% of domestic demand for hydrogen peroxide. In this market, hydrogen peroxide is used as an environmentally friendly bleaching agent to brighten chemical, mechanical, and recycled pulps, as well as treat a wide range of mill pollutants in the waste stream. The North American paper market is mature and new investment in pulp and paper capacity is mostly going into Asia and South America. As a result, hydrogen peroxide demand growth has slowed to a 2-3% per year rate after rapid growth in the early to mid 1990’s. Industry capacity utilization has improved to the mid 90’s from as low as the mid-70’s in 1998. Prices have been gradually increasing since 2002. The other North American hydrogen peroxide producers are Akzo Nobel, N.V, Arkema, Degussa AG, Kemira Ovj, and Solvay S.A.

Phosphorous Chemicals

Phosphorous chemicals are used in many industrial applications in a wide array of chemical compounds. Overall growth in demand for phosphorous chemicals tends to correlate with GDP. Purified phosphoric acid (‘PPA”) and phosphate salts (e.g., sodium phosphates, calcium phosphates, potassium phosphates) are sold into many markets including food, beverage, water treatment, automotive, metal cleaning, detergents and fire suppressants.

The basic input material for making phosphates is now produced using two processes. Most industrial applications use the cost-effective process that involves making PPA by the purification of fertilizer-grade phosphoric acid. Thermal phosphoric acid, long the industry standard, is produced from elemental phosphorus but is more costly due to energy and environmental compliance costs, and is now used mainly in limited applications. Although Astaris, our phosphorus joint venture, ceased the production of elemental phosphorus in 2001, it is still produced by Monsanto in the United States, Thermphos in the Netherlands, and in several other countries, principally China.

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

Over the next few years, industrial demand for phosphorous chemicals is expected to improve, driven by growing demand in the detergent and food and beverage industries in newly industrializing nations, and by the growth of food and beverage applications in the United States and Europe.

In North America, we participate in the phosphorus chemicals business through Astaris. In Europe, we participate in this business through Foret. Major competitors include Rhodia, S.A., Prayon Rupel, S.A. and the Potash Corporation of Saskachewan, Inc.

Source and Availability of Raw Materials

Our raw material requirements vary by business segment and include mineral-related natural resources (trona ore and lithium brines), processed chemicals, seaweed, specialty wood pulp and energy sources such as oil, gas, coal and electricity. Raw materials represented approximately 25 percent of our 2004 cost of sales and services, and no one raw material represented more than 7 percent of our total raw material purchases.

Ores used in Industrial Chemicals manufacturing processes, such as trona, are extracted from mines in the U.S. on property held by us under long-term leases subject to periodic adjustment of royalty rates. Raw materials used by Specialty Chemicals include lithium carbonate, the majority of which is obtained from a South American manufacturer under a long-term sourcing agreement, various types of seaweed that are sourced on a global basis and specialty wood pulp, which is mainly purchased from several North American producers. Raw materials used by Agricultural Products, primarily processed chemicals, are obtained from a variety of suppliers worldwide.

Patents

We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to its business. We do not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on the overall business of FMC. The duration of our patents depends on their respective jurisdictions. Their expiration dates range through 2023.

Seasonality

The seasonal nature of the crop protection market and the geographic spread of the Agricultural Products business have historically resulted in stronger earnings in the second and third quarters. Agricultural products sold into the northern hemisphere (North America, Europe and parts of Asia) serve seasonal agricultural markets from March through September, while markets in the southern hemisphere (Latin America and parts of the Asia Pacific region, including Australia) are served from July through February. Distributors in North America and Brazil have been shifting more of their purchases closer towards the growing season, which has more recently shifted sales to later periods within the year. In addition, the geographic spread of the Agricultural Products business has recently been impacted by the growth in Brazil resulting in higher first quarter and fourth quarter earnings. The remainder of our businesses is generally not subject to significant seasonal fluctuations.

Competition

We have a number one or number two market position in many of our product lines, based on revenue, either globally or in North America, largely as a result of our proprietary technologies and, with respect to Industrial Chemicals, our position as a low-cost producer. The following product lines accounted for the majority of our 2004 consolidated revenue. Market positions are based on the most recently available revenue data.

Agricultural Products		Specialty Chemicals		Industrial Chemicals
Product Line	Market Position	Product Line	Market Position	Product Line	Market Position
Pyrethroids	#2 in North America	Microcrystalline cellulose	#1 globally	Soda ash	#1 in North America
Carbofuran	#1 globally	Carrageenan	#1 globally	Hydrogen peroxide	#1 in North America
		Alginates	#2 globally	Persulfates	#1 in North America
		Lithium specialties	#1 globally (1)	Phosphorous chemicals (2)	#2 in North America

(1)	Shared.
(2)	The market position in phosphorus chemicals is held by Astaris, our 50%-owned joint venture. Its revenue is not included in our consolidated revenue.

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

Our Agricultural Products segment competes primarily in the global crop protection market for insecticides and herbicides. The industry is characterized by a relatively small number of large competitors and a large number of smaller, often regional competitors such as FMC. Industry products include crop protection chemicals and, for major competitors, genetically engineered (crop biotechnology) products. Competition from generic producers has increased as a significant number of product patents have expired in the last decade. In general, we compete as a product innovator by focusing on insecticide discovery and development and by licensing products from alliance partners when the products complement our product portfolio and geographic focus. We also differentiate ourselves by reacting quickly in key markets, achieving global cost-competitiveness via our manufacturing strategies, establishing effective product stewardship programs, and developing strategic alliances, which strengthen market access in key countries.

With significant positions in markets that include alginate, carrageenan, microcrystalline cellulose and lithium-based products, Specialty Chemicals competes on the basis of product differentiation, customer service and price. BioPolymer competes with both direct suppliers of cellulose and seaweed extract as well as suppliers of other hydrocolloids, which may provide similar functionality in specific applications. In microcrystalline cellulose, competitors are typically smaller than us, while in seaweed extracts (alginates), we compete with other broad-based chemical companies. We and each of our two most significant competitors in lithium, extract the element from naturally occurring lithium-rich brines located in the Andes mountains of Argentina and Chile which are believed to be the world’s most significant and lowest cost sources of lithium.

Industrial Chemicals serves the alkali, peroxygens and phosphorus markets predominantly in the United States and to a lesser extent, Europe. In North America, the soda ash business competes with four domestic producers of natural soda ash, three of which operate in the vicinity of our mine and processing facility in Green River, Wyoming. Outside of North America and Europe, we sell soda ash through ANSAC. Internationally, our natural soda ash competes with synthetic soda ash manufactured by numerous producers, ranging from integrated multinational companies to smaller regional companies. We maintain a leading position in the North American market for hydrogen peroxide. There are currently five firms competing in the hydrogen peroxide market in North America. The primary competitive factor affecting the sales of soda ash and hydrogen peroxide is price. We seek to maintain our competitive position by employing low cost processing technology. At Foret, we possess strong cost and market positions in phosphates, perborates, peroxygens, zeolites and sulfur derivatives. In each of these markets we face significant competition from a range of multinational and regional chemical producers. We participate in the phosphorus chemicals business in the United States through the Astaris joint venture. Competition in phosphorus chemicals is based primarily on price and to a lesser degree product differentiation.

Research and Development Expense

We perform product research and development in all of our segments with the majority of our efforts focused in the Agricultural Products segment. The product development efforts in the Agricultural Products segment focus on developing environmentally sound solutions that cost-effectively increase farmers’ yields and provide alternatives to insect-resistant chemistries. Our research and development expenses in the last three years are set forth below:

	Year Ended December 31,
	2004	2003	2002
	(in Millions)
Agricultural Products	$71.2	$65.1	$58.8
Specialty Chemicals	15.1	16.1	16.6
Industrial Chemicals	7.1	6.2	6.6

Total	$93.4	$87.4	$82.0

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

We have been named a potentially responsible party, or PRP, at 27 sites on the federal government’s National Priority List. In addition, we also have received notice from the EPA or other regulatory agencies that we may be a PRP or PRP equivalent, at other sites, including 48 sites at which we have determined that it is reasonably possible that we have an environmental liability. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a Remedial Investigation/Feasibility Study (“RI/FS”) or its equivalent at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a Record of Decision has (“ROD”) been issued.

Environmental liabilities include obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation could be made. As of December 31, 2004, our total environmental reserve (after accounting for recoveries which represent the probable realization of claims from third parties, which we estimate at $12.1 million) was $180.2 million compared to $186.1 million at December 31, 2003 (after accounting for recoveries of $17.0 million). In addition, we have estimated that reasonably possible environmental loss contingencies may exceed this reserve by as much as $75 million at December 31, 2004.

Employees

We employ approximately 5,100 people, with approximately 2,700 people in our domestic operations and 2,400 people in our foreign operations. Approximately 30 percent of our U.S.-based employees and 45 percent of our foreign-based employees are represented by collective bargaining agreements. We have successfully concluded virtually all of our recent contract negotiations without a work stoppage. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. We cannot predict, however, the outcome of future contract negotiations. In 2005, we have six collective-bargaining agreements expiring. These contracts affect approximately 25 percent of U.S.-based employees and 13 percent of foreign-based employees.

Securities and Exchange Commission Filings

Securities and Exchange Commission (“SEC”) filings are available free of charge on our website, www.fmc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted as soon as practicable after we furnish such materials to the SEC.

In accordance with New York Stock Exchange (“NYSE”) rules, on May 25, 2004, the Company filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by the Company of the NYSE’s corporate governance listing standards. The Company also files with each of its Form 10-Q’s and its Form 10-K certifications by the CEO and the CFO under sections 302 and 906 of the Sarbanes Oxley Act of 2002.

ITEM 2.	PROPERTIES

FMC leases executive offices in Philadelphia, Pennsylvania and operates 37 manufacturing facilities and mines in 19 countries. Our major research and development facility is in Princeton, New Jersey.

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

We believe our properties and facilities meet present requirements and are in good operating condition. The number and location of our production properties for continuing operations are:

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

As of December 31, 2004, there were approximately 38,000 premises and product claims pending against FMC in several jurisdictions. To date, we have had discharged, all before trial, approximately 56,000 claims against FMC, the overwhelming majority of which have been dismissed without any payment to the plaintiff. Settlements to date have totaled approximately $5 million.

We intend to continue managing these cases in accordance with our historical experience. We have established a reserve for this litigation and believe that the outcome of these cases will not have a material adverse effect on our consolidated cash flows or financial condition.

In late June 2004, we were served in a lawsuit captioned “Lewis et al v FMC Corporation” which was filed in United States District Court for the Western District of New York. The suit was brought by thirteen residents of Middleport, New York who allege that the Company has violated certain state and federal environmental laws and seeks injunctive relief and monetary damages for personal injuries and property damage in connection with such alleged violations. We believe this suit is without merit.

We are party to various other lawsuits, both as defendant and plaintiff, arising in the normal course of business. In our opinion, the disposition of these lawsuits are not expected to, individually or in the aggregate, have a material adverse effect on our consolidated cash flows or financial condition.

See Note 1 “Principal Accounting Policies and Related Financial Information—Environmental Obligations,” Note 10 “Environmental” and Note 17 “Commitments, Guarantees and Contingent Liabilities” in notes to consolidated financial statements beginning on page 51, page 69 and page 86, respectively, included in this Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of FMC Corporation, the offices currently held by them, their business experience since January 1, 1999 and earlier and their ages as of March 1, 2005, are as follows:

Name	Age on 3/1/2005	Office, year of election and other information
William G. Walter	59

Chairman, Chief Executive Officer and President (01-present); Executive Vice President (00); Vice President and General Manager—Specialty Chemicals Group (97); General Manager—Alkali Chemicals Division (92); General Manager, Defense Systems International (86): Board member, International Paper Company (05-present)

W. Kim Foster	56

Senior Vice President and Chief Financial Officer (01-present); Vice President and General Manager—Agricultural Products Group (98); Director, International, Agricultural Products Group (96); General Manager, Airport Products and Systems Division (91):Board member, JGL Industries (05-present)

Andrea E. Utecht	56	Vice President, General Counsel and Secretary (01-present); Senior Vice President, Secretary and General Counsel, Atofina Chemicals, Inc. (96)

Theodore H. Butz	46

Vice President and General Manager—Specialty Chemicals Group (03); General Manager, BioPolymer Division (99); General Manager, Food Ingredients Division (96); Director BioProducts and Group Development, Specialty Chemicals (95)

Milton Steele	56

Vice President and General Manager Agricultural Products Group (01-present); International Director, Agricultural Products (99); General Manager Bio Product Division (98); General Manager, Asia Pacific (96); Area Manager, Asia Pacific (92)

D. Michael Wilson	42

Vice President and General Manager—Industrial Chemicals Group (03); General Manager Lithium Division (97); Vice President and General Manager, Technical Specialty Papers Division, Wausau Paper Corporation (96); Vice President Sales and Marketing, Rexam, Inc. (93)

Thomas C. Deas, Jr.	54

Vice President and Treasurer (01-present); Vice President, Treasurer and CFO, Applied Tech Products Corp. (98); Vice President, Treasurer and CFO, Airgas, Inc. (97); Vice President, Treasurer and CFO, Maritrans, Inc. (96); Vice President—Treasury and Assistant Treasurer, Scott Paper Company (88)

Graham R. Wood	51	Vice President, Corporate Controller (01-Present); Group Controller—Agricultural Products Group (99); Chief Financial Officer—European Region (97); Group Controller—FMC Foodtech (93)

No family relationships exist among any of the above-listed officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. All officers are elected to hold office for one year or until their successors are elected and qualified

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FMC common stock of $0.10 par value is traded on the New York Stock Exchange, the Pacific Stock Exchange and the Chicago Stock Exchange (Symbol: FMC). There were 7399 registered common stockholders as of December 31, 2004. The 2004 and 2003 quarterly summaries of the high and low prices of the company’s common stock are represented herein under Item 8 (see Note 19 to our consolidated financial statements included in this Form 10-K) and such summaries are incorporated into this Item 5 by reference. No cash dividends were paid in 2004, 2003 or 2002 and we do not expect to pay any dividends in 2005.

FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Tuesday, April 26, 2005, at the Top of the Tower, 1717 Arch Street, 50th Floor, Philadelphia, Pennsylvania 19103. Notice of the meeting, together with proxy materials, will be mailed approximately 30 days prior to the meeting to stockholders of record as of March 1, 2005.

Transfer Agent and Registrar of Stock:	National City Bank
Corporate Trust Operations
P.O. Box 92301
Cleveland, Ohio 44193-0900

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial and other data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2004, are derived from our consolidated financial statements. The consolidated financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, and the independent registered public accountant report thereon, are included elsewhere in this Form 10-K. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2004, the related notes, and the independent public accountant report.

	Year Ended December 31,
	2004	2003	2002	2001	2000(2)
	(in Millions, except per share data and ratios)
Income Statement Data (1):
Revenue	$2,051.2	$1,921.4	$1,852.9	$1,943.0	$2,050.3

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interests, interest expense, net, write-off of deferred financing fees, income taxes and cumulative effect of change in accounting principle	225.3	201.7	156.8	(420.9)	206.5

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	131.1	38.0	86.5	(472.9)	158.6

Income (loss) from continuing operations before cumulative effect of change in accounting principle	175.6	39.8	69.1	(306.3)	125.6
Discontinued operations, net of income taxes (3)	(15.4)	(13.3)	(3.3)	(30.5)	(15.0)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(0.9)	—

Net income (loss)	$160.2	$26.5	$65.8	$(337.7)	$110.6

Basic earnings (loss) per common share:
Continuing operations	$4.85	$1.13	$2.06	$(9.85)	$4.13
Discontinued operations	(0.42)	(0.38)	(0.10)	(0.98)	(0.49)
Cumulative effect of change in accounting principle	—	—	—	(0.03)	—

Net earnings (loss) per common share	$4.43	$0.75	$1.96	$(10.86)	$3.64

Diluted earnings (loss) per common share:
Continuing operations	$4.70	$1.12	$2.01	$(9.85)	$3.97
Discontinued operations	(0.42)	(0.37)	(0.09)	(0.98)	(0.47)
Cumulative effect of change in accounting principle	—	—	—	(0.03)	—

Net earnings (loss) per common share	$4.28	$0.75	$1.92	$(10.86)	$3.50

Balance Sheet Data (4) :
Total assets	$2,978.4	$2,828.8	$2,872.0	$2,477.2
Long-term debt	$893.0	$1,036.4	$1,202.7	$787.0

Other Data:
Ratio of earnings to fixed charges (5)	2.4x	2.0x	2.0x	—	2.7x

Footnotes:

(1)	In 2001 we spun off Technologies. This business has been accounted for as a discontinued business. Accordingly, the consolidated statements of income for the years ended December 31, 2001 and 2000 have reflected Technologies as a discontinued operation.

(2)	Effective April 1, 2000, we and Solutia Inc. formed Astaris, LLC, (“Astaris”) a joint venture that includes the North America and Brazilian phosphorus chemicals operations of both companies. We have accounted for our investment in Astaris under the equity method. Prior to the formation of Astaris, revenue from our phosphorus chemicals business was $79.2 million for the three months ended March 31, 2000.
(3)	Discontinued operations, net of income taxes includes the following items related to our discontinued businesses: gains and losses related to adjustments to our estimates of our liabilities for general liability, workers’ compensation, tax liabilities, postretirement benefit obligations, legal defense, property maintenance and other costs, losses for the settlement of litigation and environmental reserves.
(4)	Balance sheet data is not presented for periods prior to December 31, 2001 because these balance sheets would not be comparable due to the spin-off of Technologies that became effective on December 31, 2001.
(5)	In calculating this ratio, earnings consist of income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle less minority interests, less interest expense, net, less amortization expense related to debt discounts, fees and expenses, less amortization of capitalized interest, less interest included in rental expenses (assumed to be one third of rent) and plus undistributed (earnings) loss of affiliates. Fixed charges consists of interest expense, net, amortization of debt discounts, fees and expenses, interest capitalized as part of fixed assets and interest included in rental expenses. For the year ended December 31, 2001 earnings did not cover fixed charges with deficiencies of $485.0 million.

FORWARD-LOOKING INFORMATION

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: We and our representatives may from time to time make written or oral statements that are “forward-looking” and provide other than historical information, including statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations within, in our other filings with the Securities and Exchange Commission, or in reports to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed under “Risks” below.

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

In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying forward-looking information that could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Such forward-looking statements include, among other things, statements about the following:

•	The projected 2005 increase in revenue in our Industrial Chemicals and Specialty Chemicals segments as well as flat sales performance in the Agricultural Products segment;

•	That, following its restructuring, Astaris will continue to improve its position in food and technical phosphates;

•	Our remaining 2004 FMC-related restructuring reserves expected to be spent in 2005 and thereafter;

•	Our expected improvement in net income in 2005 compared with 2004 due to better expected performance in the Industrial Chemical segment and lower interest expense;

•	The ability of our Agricultural Products segment to successfully continue executing its refocusing strategy in 2005 and realize additional cost savings from manufacturing cost reductions and efforts to streamline its supply chain;

•	The ability of our Agricultural Products segment to obtain registrations for flonicamid, in key agricultural crops, and for our new fungicide to generate initial sales in 2005;

•	Our expectation to move at least one prospective novel insecticide chemistry from discovery into pre-development in 2005;

•	The expected continued improvements in operating profit and middle single digit growth in sales for Specialty Chemicals segment driven by strong organic growth in BioPolymer and lithium.

•	That our Industrials Chemicals segment will benefit from an economic recovery;

•	The estimated start-up expenses from restarting our Industrial Chemical soda ash capacity of approximately $5 million and related capital expenditures of approximately $2 million;

•	Our expected spending on environmental remediation including spending for our Pocatello site in 2005 of $62 million and that expected reasonably possible loss contingencies may exceed amounts accrued by as much as $75.0 million;

•	Our expectation that spending in 2005 for shutdown and remediation of Pocatello will be consistent with 2004 levels and will be significantly reduced in 2006 and thereafter;

•	That we will meet our goal of reducing net debt by $300 million during 2003 through 2006;

•	Our expected payments related to committed contracts over the next five years and beyond;

•	Our expectation that Astaris may have limitations under its financing arrangements that might cause it to defer certain payments due us, in amounts which we do not anticipate would exceed $10 million in 2005;

•	Our estimated cash contributions for 2005 of approximately $3 million in nonqualified pension benefits and approximately $7.5 million in postretirement benefits.

•	Our 2005 expected voluntary cash contribution to our U.S. qualified pension plan of approximately $15 million;

•	Our expectation that no cash dividends will be paid in 2005;

•	The outcome of outstanding litigation not having a material adverse effect on our business.

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

Among the factors that could have an impact on our ability to achieve operating results and meet our other goals are:

Industry Risks:

Pricing and volumes in our markets are sensitive to a number of industry specific and global issues and events including:

•	Capacity utilization—Our Industrial Chemicals businesses are sensitive to industry capacity utilization. As a result, pricing tends to fluctuate when capacity utilization changes occur within our industry.

•	Competition—All of our segments face competition, which could affect our ability to raise prices or successfully enter certain markets or retain our market position. Additionally in Agricultural Products, competition from generic producers has increased as a number of significant product patents have expired in the last decade.

•	Changes in our customer base—Our customer base has the potential to change, especially when long-term supply contracts are renegotiated. Our Industrial Chemicals and Specialty Chemicals businesses are most sensitive to this risk.

•	Climatic conditions—Our Agricultural Products markets are affected by climatic conditions, which could adversely affect crop pricing and pest infestations. The nature of these events makes them difficult to predict.

•	Changing regulatory environment—Changes in the regulatory environment, particularly in the United States and the European Union could adversely impact our ability to continue selling certain products in our domestic and foreign markets.

•	Energy costs—Energy costs represent a significant portion of our manufacturing costs and dramatic increases in such costs could have an adverse affect on our results of operations.

•	Unforeseen economic and political change—Our business could be adversely affected by unforeseen economic and political changes in the international markets where we compete including: war, terrorism, civil unrest, inflation rates, recessions, trade restrictions, foreign ownership restrictions and economic embargoes imposed by the United States or any of the foreign countries in which we do business; change in governmental laws and regulations and the level of enforcement of these laws and regulations; other governmental actions; and other external factors over which we have no control.

•	Litigation and environmental risks—Current reserves relating to our ongoing litigation and environmental liabilities may prove inadequate.

•	Production hazards—Our facilities are subject to operating hazards, which may disrupt our business.

Technology Risks:

•	Failure to make continued improvements in our product technology and new product introductions could impede our competitive position, particularly in Agricultural Products and Specialty Chemicals.

•	Failure to continue to make process improvements to reduce costs could impede our competitive position.

Financial Risks:

•	We are an international company and therefore face foreign exchange rate risks. We are particularly sensitive to the euro and the Brazilian real. To a lesser extent, we are sensitive to Asian currencies, particularly the Japanese yen.

•	We have significant deferred income tax assets. The carrying value of these assets is dependent upon, among other things, our future performance and our ability to successfully implement our tax planning strategies.

•	We have significant investments in long-lived assets and continually review the carrying value of these assets for recoverability in light of changing market conditions and alternative product sourcing opportunities.

•	Our results incorporate the financial performance of our equity affiliates. As such, our influence, though significant, is exercised in concert with our partners; accordingly, the performance of these investments is not under our direct control.

•	Obligations related to our pension and postretirement plans reflect certain assumptions. To the extent our plans’ actual experience differs from these assumptions, our costs and funding obligations could increase or decrease significantly.

•	We have several agreements with our former subsidiary, Technologies, dealing with matters such as tax sharing and insurance. Under certain circumstances, we may incur liabilities under these agreements and become entitled to be indemnified by Technologies. Our ability to be indemnified will depend on the ability of Technologies to pay us.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

2004 Highlights

2004 was a year during which we experienced sales growth in all of our business segments. We also had significant growth in income from continuing operations before income tax. Additionally, we reduced our debt levels and refinanced our Credit Agreement.

Consolidated revenue of $2,051.2 million was up 7 percent from the prior year. Agricultural Products, Specialty Chemicals and Industrial Chemicals had revenue increases of 10%, 4% and 6%, respectively. Sales across all segments benefited from higher volumes and favorable foreign currency translation. Additionally, in Agricultural Products, an improved farm economy, especially in Brazil contributed to sales growth.

Income from continuing operations before income tax of $131.1 million was up significantly from the prior year. This was driven by a 44% and 69% increase in operating profit in Agricultural Products and Industrial Chemicals, respectively, and lower interest expense levels. Interest expense of $80.9 million for the year ended December 31, 2004 decreased 16% from the prior year.

Net income was $160.2 million compared to $26.5 million in 2003. Net income in 2004 included an after-tax benefit of $40.4 million due to tax adjustments offset by restructuring and other charges (gains), Astaris restructuring expenses, write-off of deferred financing fees and charges to discontinued operations.

2005 Outlook

In 2005 we expect continued growth in our earnings. We expect a significant recovery in our Industrial Chemicals segment to be the primary driver of that growth as well as reduced interest expense due to lower debt levels and reduced rates following our 2004 refinancing. We expect that the improvement in Industrial Chemicals will be primarily driven by higher soda ash selling prices due to the tight supply conditions in the market. Lower debt levels and reduced interest rates are expected to lower our interest expense in 2005 as well as provide greater financial flexibility and liquidity.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with U.S generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of asset, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in this Form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed with the Audit Committee those accounting policies that we have deemed critical. These policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.

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

In calculating and evaluating the adequacy of our environmental reserves, we have taken into account the joint and several liability imposed by CERCLA and the analogous state laws on all PRPs and have considered the identity and financial condition of each of the other PRPs at each site to the extent possible. We have also considered the identity and financial condition of other third parties from whom recovery is anticipated, as well as the status of our claims against such parties. Although we are unable to forecast the ultimate contributions of PRPs and other third parties with absolute certainty, the degree of uncertainty with respect to each party is taken into account when determining the environmental reserve by adjusting the reserve to reflect the facts and circumstances on a site-by-site basis. Our liability includes management’s best estimate of the costs expected to be paid before the consideration of any potential recoveries from third parties. We believe that any recorded recoveries related to PRPs are realizable in all material respects. We have recorded recoveries representing probable realization of claims against insurance companies, U.S. government agencies and other third parties, of $12.1 million and $17.0 million, respectively, at December 31, 2004 and 2003. These recoveries are recorded as an offset to “Environmental liabilities, continuing and discontinued.” Cash recoveries for the years 2004, 2003 and 2002 were $6.1 million, $10.7 million and $16.2 million, respectively. In addition, at December 31, 2004 we have estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $75 million. We recorded total environmental provisions related to both operating and discontinued sites of $34.1 million, $24.9 million and $10.2 million in 2004, 2003 and 2002, respectively.

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

We prepare an annual impairment test of goodwill. The assumptions used to estimate fair value include our best estimate of future growth rates, discount rates and market conditions over a reasonable period. We performed this test in 2004 and determined that no impairment charge was required.

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

We recorded $9.2 million, $7.7 million and $4.9 million of net annual pension and other postretirement benefit cost in 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, $85.9 million and $97.7 million, respectively, was recorded for pension and other postretirement benefit obligations. The recorded amounts for pension benefit obligations include additional minimum pension liabilities of $53.1 million and $43.2 million at December 31, 2004 and 2003, respectively, which were recorded in the accumulated other comprehensive income section in stockholders’ equity.

We made voluntary cash contributions to our U.S. qualified pension plan of $8.0 million and $7.0 million, respectively, for 2004 and 2003. In addition, we paid nonqualified pension benefits from company assets of $4.8 million and $2.4 million, for 2004 and 2003, respectively. We paid other postretirement benefits, net of participant contributions, of $7.2 million and $6.6 million for 2004 and 2003, respectively. Our estimated cash contributions for 2005 include approximately $3 million in nonqualified pension benefits, approximately $7.5 million in other postretirement benefits, and we plan to make voluntary cash contributions to our U.S. qualified pension plan of approximately $15 million.

We select the discount rate used to calculate pension and other postretirement obligations based on a review of available yields on high-quality corporate bonds, including Moody’s Investors’ Service, Inc. (“Moody’s”) Aa-rated Corporate and Industrial bond indices. In selecting the discount rate for 2004, we placed particular emphasis on a portfolio of high-quality (Aa-graded) bond investments constructed by our actuary to be used for this purpose.

In developing the expected long-term rate of return on asset assumption for our plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on long-term real return expectations by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 14 percent over the last 10 years (which is in excess of comparable market indices for the same period) as well as other factors. The current asset allocation for our plan is approximately 70 percent equities (U.S. and non-U.S.), 25 percent fixed-income and 5 percent cash and other short-term investments. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately three percent, is between nine percent and eleven percent for both U.S. and non-U.S. equities, and between five percent and seven percent for fixed-income investments, which generates a total expected portfolio return that is in line with our rate of return assumption. We continually monitor the appropriateness of this rate in light of current market conditions. For the sensitivity of our pension costs to incremental changes in this assumption see our discussion below.

The other postretirement benefit obligations and net periodic other postretirement benefit costs noted above do not reflect the effects of the Medicare, Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). In September 2004, we elected not to recognize any of the potential accounting effects of the Medicare Act because the actuarial equivalence of our retiree medical plan was undeterminable as of September 30, 2004. We required more information on how actuarial equivalence would be calculated that was not available in existing versions of the regulations in order to determine if our retiree medical plan met the threshold.

On January 21, 2005, the Centers for Medicare & Medicaid Services (CMS) released the final regulations on the Medicare prescription drug benefit. The final regulations provide comprehensive guidance on how the actuarial equivalence of retiree medical plans will be determined. We are currently in the process of evaluating the final regulations to determine the estimated effects, if any, of the Medicare Act on our retiree medical plan and the other postretirement benefit liabilities and net annual other postretirement benefit costs reported in our consolidated financial statements.

Sensitivity analysis related to key pension and postretirement benefit assumptions.    A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $51.0 million at December 31, 2004 and $47.7 million at December 31, 2003, and decreased pension and other postretirement benefit costs by $2.5 million, $0.9 million and $1.2 million for 2004, 2003 and 2002, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $ 54.1 million at December 31, 2004 and $52.5 million at December 31, 2003, and increased pension and other postretirement benefit net periodic benefit cost by $5.0 million, $4.0 million and $1.0 million for 2004, 2003 and 2002, respectively.

A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $3.2 million, $3.2 million and $3.0 million for 2004, 2003 and 2002, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $3.2 million, $3.2 million and $3.0 million for 2004, 2003 and 2002, respectively.

Further details on our pension and other postretirement benefit obligations and net periodic benefit costs are found in Note 11 to our consolidated financial statements.

Income taxes

We have recorded a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for this allowance, we have considered a number of factors including future income, the jurisdictions in which such income is earned and our ongoing tax planning strategies. In the event that we determined that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Similarly, should we conclude that we would be able to realize certain deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. At December 31, 2004 and 2003, the valuation allowance was $ 55.0 million and $39.0 million, respectively.

Results of Operations—2004, 2003 and 2002

Overview

	Year Ended December 31,
	2004		2003		2002
		Per Share (Diluted)		Per Share (Diluted)		Per Share (Diluted)

	(In Millions, Except Per Share Data)
Consolidated Revenue	$2,051.2		$1,921.4		$1,852.9

Net income (loss)	$160.2	$4.28	$26.5	$0.75	$65.8	$1.92

Net income included the following after-tax charges:
Restructuring and other charges (gains)	$2.2	$0.06	$(4.8)	$(0.13)	$18.4	$0.54
Astaris restructuring (1)	7.0	0.18	32.5	0.91	—	—
Write-off of deferred financing fees	6.0	0.16	—	—	—	—
Discontinued operations	15.4	0.42	13.3	0.37	3.3	0.09
Tax adjustments	(71.0)	(1.90)	—	—	—	—

After-tax income from continuing operations excluding restructuring and other income and charges (2)	$119.8	$3.20	$67.5	$1.90	$87.5	$2.55

(1)	Our share of charges recorded by Astaris the phosphorous joint venture is included in “Equity in (earnings) loss of affiliates.”
(2)	We believe that the Non-GAAP financial measure “After-tax income from continuing operations, excluding restructuring and other income and charges,” and its presentation on a per-share basis, provides useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP. The explanation of the reconciling items between net income and after-tax income from continuing operations excluding restructuring and other income and charges can be found in the results of operations discussions below for 2004 compared to 2003 and for 2003 compared to 2002.

See “Segment Results” for a detailed discussion of events affecting our results for 2004, 2003 and 2002.

Results of Operations—2004 compared to 2003

In the following discussion, “year” refers to the year ending December 31, 2004 and “prior year” refers to the year ending December 31, 2003. All comparisons are between the periods unless otherwise noted.

Revenue for the year ended December 31, 2004 was $2,051.2 million, an increase of 7 percent compared to the $1,921.4 million recorded in the prior year period. This increase was driven by higher sales in all our segments, which are discussed separately below.

Restructuring and other charges (gains) totaled a loss of $3.5 million ($2.2 million after-tax) in 2004 compared to a gain of $(5.1) million ($(4.8) million after-tax) in 2003.

The before-tax loss of $3.5 million that we recorded in 2004 was primarily a result of severance costs that are expected to result in improved cost efficiencies. Agricultural Products and Specialty Chemicals recorded $3.3 million and $0.3 million, respectively, of these severance costs. Severance costs in 2004 related to approximately 80 people most of whom separated from us in 2004. We also recorded $1.1 million of charges related to continuing environmental sites. These charges were partially offset by non-cash gains totaling $1.1 million in Industrial Chemicals and $0.1 million in Corporate.

The before-tax gain of $5.1 million in 2003 was primarily a result of the gain on the sale of an office building in Foret, our Spanish subsidiary, offset by charges related to severance costs, asset abandonments and environmental costs. The detail of these charges by segment are explained further in our results of operations analysis—2003 compared to 2002.

Equity in loss (earnings) of affiliates.    Equity in loss of affiliates was $2.1 million versus $68.6 million in the prior year. In 2003, Astaris began a restructuring plan to improve its financial performance. The restructuring, which included the exit of the commodity sodium tripolyphosphate (“STPP”) market, reduced fixed costs through facility and selective product rationalizations and resulted in improvement in the venture’s position in food and technical phosphates. The restructuring was completed in 2004 and included four facility closures and the consolidation of operations into the remaining three Astaris sites. Our portion of Astaris’ 2004 and 2003 restructuring charges, which totaled $11.5 million ($7.0 million, after–tax) and $53.3 million ($32.5 million, after–tax), respectively, were recorded in “Equity in loss (earnings) of affiliates.” Astaris’ earnings improved during 2004 compared to the prior year due to the benefits of this restructuring.

Interest expense, net decreased to $78.4 million compared to $92.2 million in 2003. The decrease primarily reflects lower interest costs from the December 2003 and June 2004 term loan repricings, lower debt levels in 2004 compared to the prior year and the effect of our debt refinancing in October 2004. See our discussion on Liquidity and Capital Resources for further details on the 2004 refinancing.

Write-off of deferred financing fees in 2004 represents the unamortized fees from our 2002 financing that were written off when we refinanced our debt in October 2004.

Provision (benefit) for income taxes was a benefit of $44.5 million in 2004 compared with a benefit of $1.8 million for 2003 reflecting effective tax rates of (34.0%) and (4.7%), respectively. The change from 2004 to 2003 was due to tax adjustments recorded in 2004, the mix of domestic income compared to income earned outside of the U.S., dividends received from foreign operations and valuation allowance adjustments.

2004 was affected by a tax benefit of $38.6 million resulting from an adjustment to income tax liabilities due to a December 2004 pronouncement from the Internal Revenue Service, a tax benefit of $31.1 million primarily related to valuation allowance adjustments and a tax benefit of $1.3 million resulting from a refund received from the Internal Revenue Service.

The tax rate in 2003 was affected by a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn outside of the U.S. is typically taxed at rates lower than income earned domestically. In addition, dividends received from our foreign operations and valuation allowance adjustments further affected the benefit for income taxes in 2003.

Discontinued operations.    We recorded after-tax charges of $15.4 million in 2004 versus $13.3 million in 2003. 2004 charges include environmental remediation costs at sites of discontinued businesses for which we are responsible for environmental compliance and legal reserves offset by gains related to tax adjustments for previously discontinued operations. Our environmental charges included amounts totaling $11.4 million after-tax to increase our reserves for environmental issues at two sites in New Jersey and at our Middleport, New York Site. 2003 charges are primarily for environmental remediation costs at sites of discontinued businesses for which we are responsible for environmental compliance.

Net Income increased to $160.2 million in 2004 compared with $26.5 million in 2003 reflecting higher earnings from our Agricultural Products and Industrial Chemicals segments and decreased interest expense somewhat offset by lower earnings in our Specialty Chemicals segment. In addition, net income for 2004 included restructuring and other charges, charges related to the Astaris restructuring, write-off of deferred financing fees, charges in our discontinued operations and tax adjustments, the sum of which totaled a benefit of $40.4 million after-tax or $1.08 per share on a diluted basis. Prior-year net income included after-tax restructuring and other charges (gains), Astaris restructuring and charges in our discontinued operations, the sum of which totaled a charge of $41.0 million after-tax or $1.15 per share on a diluted basis.

Reclassifications and Adjustments

Our results for the year ended December 31, 2004, were unfavorably affected by $8.1 million ($6.0 million after-tax) or $0.16 per diluted share related to the elimination of inter-company profit in our inventory and the elimination of the recognition of revenue due to sales cutoff.

Our results for the year ended December 31, 2004 were favorably affected by a $8.0 million or $0.22 per diluted share benefit recorded to income taxes related to adjustments to deferred tax liabilities and income tax valuation allowance related to prior periods. Additionally, our results for the year ended December 31, 2004 were favorably affected by a $9.0 million after-tax or $0.24 per diluted share benefit recorded to discontinued operations due to adjustments to deferred tax liabilities related to previously discontinued operations. Further, our stockholders’ equity was favorably affected by $10.8 million due to adjustments to deferred tax liabilities related to Technologies. We recorded this adjustment through Retained Earnings, consistent with the accounting for the 2001 spin-off of Technologies. The adjustments to our income taxes, discontinued operations and retained earnings were recorded as a result of a review of our deferred taxes and income tax valuation allowance in which balances were adjusted related to discontinued operations and to prior periods.

We believe that the effect of the above eliminations and adjustments are not material to our financial position or results of operations or liquidity for any prior period.

Other Financial Data

Corporate Expenses increased 8 percent to $40.3 million in 2004 from $37.3 million in the prior year due entirely to higher spending related to Sarbanes-Oxley Section 404 compliance.

Other income and expense, net is comprised primarily of LIFO inventory adjustments, pension expense and realized foreign currency gains and losses. Other income, net, increased to $4.6 million from $3.9 million in the prior year due to the impact of the LIFO adjustment and other non-operating items, partially offset by an adjustment in pension expense.

Segment Results 2004 compared to 2003

Information about how each of these items relates to our businesses at the segment level and results by segment are discussed below and in Note 18 to our consolidated financial statements included in this Form 10-K.

Agricultural Products

	Year Ended December 31,		Increase/ (Decrease)
	2004	2003	$	%
	(in Millions)
Revenue	$703.5	$640.1	$63.4	10%
Operating Profit	118.4	82.0	36.4	44

Higher insecticide sales accounted for over half of the revenue increase and were driven by strong performance in Latin America, particularly Brazil, due to an improved farm economy and heavy pest pressures, and to a lesser extent improved performance in Europe. Increased herbicide sales resulted from growth in Brazil, new labels in Europe, strong early season demand in North America and slightly improved conditions in Asia. Favorable foreign currency effects, primarily from the stronger euro and payments from third-party producers also contributed to revenue growth. The increase in segment operating profit was due to higher sales, lower production costs and improved product mix resulting from our focus on higher-value proprietary products.

In 2005, we believe that Agricultural Products sales will be flat as growth in new products and labels coupled with continued strong performance in Brazil and Europe offsets the impact of lower selling prices resulting from generic competition in North America. Earnings are also expected to be flat as lower manufacturing costs from sourcing initiatives are offset by higher energy, raw materials and freight costs.

Specialty Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2004	2003	$	%
	(in Millions)
Revenue	$538.0	$515.8	$22.2	4%
Operating Profit	96.1	102.1	(6.0)	(6)

The BioPolymer business drove most of the revenue increase with higher sales in the pharmaceutical and food ingredients markets as well as the favorable impact of foreign currency translation, primarily the euro. Revenue in the lithium business increased slightly from the prior-period as the benefits of increased sales into the battery market and favorable foreign currency translation were partially offset by lower sales into the pharmaceutical market.

Segment operating profit was down 6 percent versus the prior period due to the impact of higher raw material costs and spending on Biopolymer growth initiatives partially offset by favorable foreign currency.

In 2005, we expect mid-single digit revenue growth driven by strong organic growth in both the BioPolymer and lithium businesses. Full year earnings are expected to exceed the rate of sales growth, driven by productivity improvements.

Industrial Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2004	2003	$	%
	(in Millions)
Revenue	$813.7	$770.6	$43.1	6%
Operating Profit	57.3	34.0	23.3	69

The Industrial Chemicals revenue increase was driven by improved Foret sales, our European industrial chemicals business, which resulted from favorable foreign currency translation and higher selling prices in phosphates and peroxygens. Higher alkali sales were driven by strong volume growth in export markets and improved domestic soda ash selling prices partially offset by lower net soda ash export prices in Asia and Latin America. Lower domestic peroxygen sales resulted from an unfavorable product mix and lower persulfate prices, partially offset by improved volumes.

The increase in segment operating profit was due to higher sales, and improved earnings at Astaris. These benefits were slightly offset by higher energy prices, primarily natural gas and higher freight costs. Astaris earnings improved significantly as a result of its restructuring.

We expect mid-single digit growth in revenue in 2005 driven by higher selling prices, particularly in soda ash. We expect full year earnings growth of approximately 50 percent, which will be driven by higher selling prices, particularly in soda ash, partially offset by higher energy, raw material and transportation costs. This outlook includes the impact of restarting 250,000 short tons of mothballed soda ash capacity. In connection with this restart we expect modest startup expenses of approximately $5 million and capital expenditures of approximately $2 million.

Results of Operations—2003 compared to 2002

Revenue for the year ended December 31, 2003 was $1,921.4 million up 4 percent compared with $1,852.9 million in 2002. This increase was due to a stronger euro, growth in Specialty Chemicals sales in the pharmaceutical market and increased Agricultural Products sales in Latin America and Europe.

Restructuring and other charges (gains) totaled $(5.1) million ($(4.8) million after tax) in 2003 compared with $30.1 million ($18.4 million after tax) in 2002.

The before tax gain of $5.1 million we recorded in 2003 was the result of a gain on the sale of an office building in Foret, our Spanish subsidiary, offset by charges in all segments. The gain on the building was $11.9 million, net of related costs, including severance. Severance costs were recorded in Industrial Chemicals and in both our Agricultural Products and Specialty Chemicals segments. Total 2003 severance charges, including amounts recorded at Foret, were $5.7 million and related to approximately 80 people most of whom separated from FMC in late 2003. The remaining charges in the year included non-cash charges totaling $2.8 million primarily for the abandonment of an asset in the Specialty Chemicals segment, offset by the reversal of certain workforce related and facility shutdown reserves in Corporate (as shown in the table in Note 5 to our consolidated financial statements in this Form 10-K) resulting from our ability to meet certain obligations on more favorable terms than expected when the reserves were established. The remaining other charges of $2.2 million in 2003 were related to environmental costs at operating sites, largely in our Industrial Chemicals segment.

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

In Agricultural Products, we incurred $4.7 million of restructuring charges in 2002, of which $3.7 million related to the idling and reorganization of our sulfentrazone plant in Baltimore in connection with our new herbicides strategy as we shifted our focus from soybeans to higher value crops. A $1.0 million restructuring charge was recorded for reorganization costs to implement a new distribution strategy in Europe, which allows us to rely on certain strategic alliances to further penetrate and expand our European markets. Of the 108 severances related to these restructurings 57 occurred in 2002.

We recorded $1.3 million of restructuring charges in our Specialty Chemicals segment in 2002 in an effort to realign product divisions within BioPolymer, both domestically and internationally. The majority of these costs resulted from the severance of 24 people, which occurred in the first half of 2003.

Reorganization costs of $3.0 million and other charges of $8.7 million were also recorded in 2002. These charges are discussed in Note 5 to our consolidated financial statements included in this Form 10-K. Also, of the $30.1 million of restructuring charges recorded in 2002, $11.9 million was spent in 2002.

Equity in (earnings) loss of affiliates was a loss of $68.6 million in 2003 versus earnings of $4.7 million in 2002. The loss in 2003 included charges totaling $53.3 million related to the restructuring program at Astaris. Weaker affiliate earnings were primarily the result of the absence of a power resale contract, which had a prior year pre-tax benefit of approximately $12 million and decreases in selling prices resulting from competitive pressure.

Interest expense, net increased by 29 percent to $92.2 million in 2003 compared to $71.6 million in 2002 reflecting higher interest costs in 2003 from our refinancing in the fourth quarter of 2002.

Provision (benefit) for income taxes was a benefit of $1.8 million in 2003 compared with a provision of $17.4 million for 2002 reflecting tax rates of (4.7)% and 20.1%, respectively. The tax rate in 2003 was affected by a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn outside of the U.S. is typically taxed at rates lower than income earned domestically. In addition, dividends received from our foreign operations and a change in the valuation allowance, further contributed to the change in the provision (benefit) for income taxes from 2002 to 2003. In 2002, the tax rate resulted primarily from the effect of depletion and differing foreign tax rates. (See Note 8 to our consolidated financial statements in this Form 10-K for further details.)

Discontinued operations.    We recorded after-tax charges of $13.3 million and $3.3 million in 2003 and 2002, respectively, for environmental remediation costs at sites of discontinued businesses for which we are responsible for environmental compliance. (See “Discontinued Operations” Note 3 to our consolidated financial statements included in this Form 10-K for further details.)

Net Income decreased to $26.5 million in 2003 compared with $65.8 million in 2002 reflecting increased interest expense, net, and lower earnings from our Industrial Chemicals segment somewhat offset by higher earnings in our other segments. In addition, net income for 2003 included restructuring and other charges (gains), Astaris restructuring and charges in our discontinued operations totaling $41.0 million after-tax or $1.15 per share on a diluted basis. As noted in the table under “Overview” above, these charges related primarily to restructuring programs, particularly at our Astaris affiliate, reported in “Equity in (earnings) loss of affiliates”, but also included a gain on the sale of an office building and an after-tax environmental charge to discontinued operations of $13.3 million. Prior-year net income included after-tax restructuring and other charges of $18.4 million also related to primarily in Industrial Chemicals, and an after-tax environmental charge to discontinued operations of $3.3 million.

Other Financial Data

The following are line items from our segment profit and loss statement used to reconcile segment operating profit to consolidated income from continuing operations before income taxes and the cumulative effect of a change in accounting principle (see Note 18 to our consolidated financial statements included in this Form 10-K).

Corporate expenses increased to $37.3 million in 2003 from $35.6 million in 2002 primarily due to higher insurance costs.

Other income and expense, net is comprised primarily of realized foreign currency gains and losses, LIFO inventory adjustments and pension income or expense. Net other income was $4.3 million higher in 2003 than the 2002 loss of $0.4 million. This variance is largely attributable to a LIFO adjustment and the impact of foreign currency.

Segment Results 2003 compared to 2002

Agricultural Products

	Year Ended December 31,		Increase/ (Decrease)
	2003	2002	$	%
	(in Millions)
Revenue	$640.1	$615.1	$25.0	4%
Operating Profit	82.0	69.5	12.5	18

The increase in sales was driven by growth in all regions, except North America, and was largely achieved in the fourth quarter of 2003. Latin America and Europe showed the most significant growth at the end of 2003. Sales in Latin America, particularly Brazil, were driven by improved market conditions, and higher sales of proprietary herbicides and insecticides used on such crops as cotton and sugar cane. Stronger European sales resulted from a number of factors, including a stronger euro, new approved uses for propriety herbicides referred to as “new labels,” and our overall efforts to focus on higher-value, proprietary products. These increases more than offset the decrease in North American insecticide sales into the crop protection market due to lower-than-average pest pressures. Our professional pest control and home and garden business also saw continued growth during 2003. Because of this regional sales mix, insecticides were essentially flat for the year, while higher sales of herbicides resulted in most of the revenue increase in 2003 versus 2002. For 2003, our Agricultural Products revenues were made up of 75 percent insecticides, 24 percent herbicides and 1 percent fungicides.

The segment operating profit improvement in 2003 compared to 2002 was a result of higher sales, improved product mix related to our focus on higher-value proprietary products and lower production costs, some of which was related to our outsourcing strategy in some product lines.

Specialty Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2003	2002	$	%
	(in Millions)
Revenue	$515.8	$488.2	$27.6	6%
Operating Profit	102.1	89.8	12.3	14

BioPolymer, which generated 71 percent of 2003 segment revenues, had sales increases of 4 percent compared to 2002 while sales in our lithium business, which represents 29 percent of the segment, increased by more than 10 percent compared with 2002.

Segment sales increases in 2003 were driven by U.S. and European growth in BioPolymer’s MCC products in the pharmaceuticals market, where MCC is used as a binder and disintegrant in tablets. These increases were partially offset by lower BioPolymer sales in our food business, largely as a result of lower demand in the nutritional beverage market. Also contributing were strong lithium sales in the pharmaceutical synthesis market and in the energy storage market from military demand for rechargeable batteries. In addition, the favorable impact of foreign currency translation, primarily the euro, further contributed to the increase in revenue in 2003.

Segment operating profit increased in 2003 compared to 2002 due to higher sales, favorable foreign currency translation, improved productivity and sales mix.

Industrial Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2003	2002	$	%
	(in Millions)
Revenue	$770.6	$753.4	$17.2	2%
Operating Profit	34.0	71.6	(37.6)	(53)

Industrial Chemicals sales increased in 2003 due almost entirely to Foret, our European Industrial Chemicals business, where favorable currency translation and higher peroxygen selling prices resulted in a 16 percent increase in sales compared with 2002. European prices for peroxygens were driven by higher capacity utilization levels coupled with strong demand. The increased sales at Foret were partially offset by decreased revenues in our largely North American-based alkali and peroxygens (hydrogen peroxides and active oxidants) businesses, where sales in 2003 decreased 2 percent and 4 percent, respectively, compared with the prior year. The decrease in alkali was largely a result of lower export prices for soda ash, alkali’s primary product, due in part to recent capacity additions in China. Despite successful implementation of some selling price increases in 2003, peroxygen sales decreased due to weaker North American hydrogen peroxide volumes to the pulp market. For 2003, our Industrial Chemicals segment revenue is made up of 46 percent Alkali, 34 percent Foret and 19 percent peroxygens.

Lower segment operating profit in 2003 was largely the result of significantly lower affiliate earnings from Astaris and lower sales in our alkali and domestic peroxygen businesses. Weaker affiliate earnings from Astaris were primarily the result of the absence of a power resale contract in 2003, which had a 2002 pre-tax benefit of approximately $12 million, and decreases in selling prices resulting from competitive pressure.

In 2003, Astaris began a restructuring plan to improve its financial performance. The restructuring, included the exit of the commodity sodium tripolyphosphate (“STPP”) market. Our portion of Astaris’ 2003 restructuring charges, which totaled $53.3 million, before tax, were recorded in “Equity in (earnings) loss of affiliates”.

Recently Adopted and Issued Accounting Pronouncements and Regulatory Items

See Note 2 to our consolidated financial statements included in this form 10-K

Liquidity and Capital Resources

On October 29, 2004, we executed an amended and restated $600.0 million senior secured credit agreement (the “2004 Credit Agreement”), which provides for a $400.0 million revolving credit facility ($150 million of which is available for the issuance of letters of credit), a $100 million term loan, and a $100 million stand-alone letter of credit facility (collectively, the “Credit Facilities”). The net proceeds from the initial borrowings under the Credit Facilities, available cash and certain restricted cash released concurrently with the execution of the 2004 Credit Agreement were used to repay all borrowings under and terminate the former $241.8 million term loan, and to pay fees and expenses of approximately $4.0 million. See Note 9 of our consolidated financial statements included in this Form 10-K for a summary of the 2004 Credit Agreement terms.

In connection with entering into the 2004 Credit Agreement, we wrote off approximately $9.9 million of deferred financing fees associated with the previous agreements. These deferred financing fees were included as a component of other assets in our consolidated balance sheet, which was recorded as “write-off of deferred financing fees” in our consolidated statements of income.

Among other restrictions, the 2004 Credit Agreement contains financial covenants related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at December 31, 2004. Additional covenants in the 2004 Credit Agreement include, among others, restrictions on creation of liens, limitations on acquisitions, joint ventures and other investment, limitations on restricted payments, including a prohibition on the payment of dividends by FMC, and restrictions on mergers, sales of assets and other fundamental changes.

Restricted cash was $9.7 million and $136.9 million at December 31, 2004 and December 31, 2003, respectively. At December 31, 2003 the restricted cash shown on the consolidated balance sheet provided collateral assuring the payment of certain self-insurance obligations, environmental remediation activities, future business commitments, and reimbursement obligations under letters of credit supporting variable-rate pollution control and industrial revenue bonds. At or subsequent to the execution of the 2004 Credit Agreement, the majority of the restricted cash providing collateral supporting our obligations was released. Certain obligations were replaced with letters of credit under the Credit Facilities.

At December 31, 2004, we had term loan facility borrowings of $100.0 million and no outstanding borrowings under our $400.0 million revolving credit facility. Letters of credit outstanding totaled $146.7 million, of which $47.9 million were issued under our $400 million revolving credit facility and $98.8 million were issued under our $100 million stand-alone letter of credit facility. Revolving credit facility availability was $352.1 million and stand-alone letter of credit availability was $1.2 million at December 31, 2004.

At December 31, 2003, we had term loan facility borrowings of $247.5 million and no outstanding borrowings under our $250.0 million revolving credit facility. Letters of credit outstanding under the revolving credit facility totaled $2.6 million, resulting in availability under our revolving credit facility of $247.4 million.

Cash and cash equivalents, excluding restricted cash, at December 31, 2004 compared to December 31, 2003 were $212.4 million and $57.0 million, respectively. The majority of cash and cash equivalents at December 31, 2004, were held by our foreign subsidiaries. We had total debt of $923.2 million and $1,050.2 million at December 31, 2004 and 2003, respectively. This included $822.2 million and $1,033.4 million of long-term debt (excluding current portions of $70.8 million and $3.0 million) at December 31, 2004 and 2003, respectively. Short-term debt, which consists primarily of foreign borrowings, increased to $30.2 million at December 31, 2004 compared to $13.8 million at December 31, 2003. The $143.4 million decrease in total long-term debt at December 31, 2004 from December 31, 2003 was primarily due to the repayment of our term loan facility under the former agreement. In 2003, we paid $163.6 million, including a premium of $0.3 million, plus accrued interest, to redeem all of outstanding 6.375 percent senior notes due September 2003 and all of the 6.53 percent series-B medium-term notes due December 2003. The redemption of the notes was funded with $144.3 million from restricted cash.

Statement of Cash Flows

Cash provided by operating activities was $238.7 million for 2004 compared to $220.7 million for 2003 and $19.4 million for 2002, primarily reflecting higher earnings. This was offset by increased environmental spending at Pocatello in 2004. During 2003, higher cash provided by operating activities was due to lower restructuring spending of $19.3 million compared to $63.8 million in 2002 and changes in guarantees of vendor financing and accounts receivables sold. Because we are a global company with significant investment in the Euro-zone, the 2004 and 2003 increase in the euro versus the U.S. dollar had a significant effect on the amounts of our operating assets and liabilities as presented on the balance sheets. For better comparability, we exclude this effect in the section of the statement of cash flows entitled “change in operating assets and liabilities.”

Cash required by discontinued operations for the years ended December 31, 2004, 2003 and 2002 was $28.3 million, $26.1 million and $29.6 million, respectively. The majority of the spending for our discontinued operations is for environmental remediation on discontinued sites and post-employment benefits for former employees of discontinued businesses. Discontinued environmental spending was $20.5 million in 2004 compared to $21.7 million in 2003 and $16.8 million in 2002. Contributing to the decline in 2003 was the absence of certain spending included in 2002 related to the spin-off of Technologies.

Cash required by investing activities was $109.4 million, $157.8 million and $110.8 million for the years ended December 31, 2004, 2003 and 2002, respectively. The decrease in 2004 was due to lower Astaris keepwell payments. In addition, in 2003, we made a $32.4 million payment to Elf Atochem for Tg Soda Ash, which was not repeated in 2004. The increase in 2003 from 2002 reflects an increase in financing commitments to Astaris and to a lesser extent higher capital expenditures in 2003. Cash contributions to Astaris were $35.5 million, $62.8 million and $29.6 million in 2004, 2003 and 2002, respectively.

Cash provided by financing activities for 2004 was $41.2 million compared to cash required of $79.3 million in 2003. In 2002, cash provided by financing activities was $182.6 million. Contributing to the increase in cash provided by financing activities in 2004 was the increase in the number of stock options exercised and higher borrowings under our foreign credit lines. In 2003, we paid $163.6 million to redeem the entire outstanding balance of our 6.375 percent senior notes due September 2003, plus accrued interest and to redeem at par all of the outstanding 6.53 percent series-B medium-term notes. Also contributing to the decrease in cash provided by financing activities as compared to 2002 was the completion of an equity offering in the second quarter of 2002 resulting in net proceeds of $101.3 million, which was not repeated in 2003.

For the year ended December 31, 2004 we contributed approximately 136,000 shares of treasury stock to our employee benefit plans having a cost of approximately $3.6 million.

Commitments and other potential liquidity needs

Our cash needs for 2005 include operating cash requirements, capital expenditures, scheduled maturities of long-term debt, environmental spending and restructuring. We expect that with these needs, our debt balances, net of cash, will be approximately $140 million less than at year-end 2004. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our $400.0 million committed revolving credit facility.

In connection with the finalization of Astaris’ external financing arrangements during the third quarter of 2000, we entered into an agreement with Astaris’ lenders under which we agreed to make payments (“keepwell payments”) sufficient to make up one-half of the shortfall in Astaris’ earnings below certain levels. Solutia, which owns the other 50 percent of Astaris, provided a parallel agreement under which it agreed to make up the other half of any shortfall. Astaris’ earnings did not meet the agreed levels for the first half of 2004 and full-year 2003 and 2002. We made keepwell payments of $35.5 million under this arrangement in 2004 compared to keepwell payments of $62.8 million in 2003 and $29.6 million in 2002. In each case, keepwell payments were applied to reduce the debt of Astaris.

As previously agreed with Astaris’ lenders, when the lenders’ commitments were reduced to $20.0 million, in June 2004 we provided a $6.1 million letter of credit in lieu of a cash keepwell payment in that amount and in the third quarter of 2004 we provided a $3.9 million letter of credit. Solutia had provided a similar letter of credit in the amount of $10.0 million supporting its parallel obligation. No further keepwell payments were made in 2004.

In the second half of 2003, Astaris began to implement its restructuring plan, and we recorded after-tax charges of $32.5 million primarily in connection with this plan. We recorded additional after-tax charges of $7.0 million during 2004 related to the Astaris restructuring. In support of the Astaris restructuring plan we and Solutia agreed to defer until September 2005 a total of up to approximately $30.0 million each in payments anticipated from Astaris. As of December 31, 2004, we had deferred $15.9 million in payments from Astaris under this program.

In December 2003, to accommodate the financial effects on us of the Astaris restructuring plan, we were successful in obtaining favorable amendments to certain covenants in our 2002 credit facilities. Along with the favorable covenant amendments, the lenders under our 2002 credit facilities agreed to reduce the applicable margin under the term loan facility by 2.25 percent per annum. In June 2004, we received approval from our lenders for a further reduction of 0.75 percent per annum in the applicable margin under the term loan facility.

In February 2005, Astaris refinanced its credit agreement and entered into a new $75.0 million revolving credit agreement with a group of lenders. In connection with this refinancing, all amounts due to us and Solutia that had previously been deferred (approximately $16 million each) were repaid, our obligation to make keepwell payments terminated, and our letters of credit in the amount of $10.0 million previously delivered in support of this obligation were cancelled.

In connection with Astaris’ new revolving credit agreement, Solutia and we consented, subject to approval, expected in March 2005, of Solutia’s consent by the bankruptcy court overseeing Solutia’s Chapter 11 petition

(as described below), to certain restrictions imposed by the revolving credit agreement on the ability of Astaris to make certain payments to us and Solutia. These restrictions relate to the absence of a default by Astaris, achievement of a minimum EBITDA threshold (as defined in the Astaris credit agreement) for the most recent four-quarter period and minimum borrowing availability. It is possible that these restrictions would delay some payments due to FMC from Astaris, although we do not anticipate that any deferrals in 2005 would exceed $10 million. The previously agreed upon deferral agreement among Astaris, Solutia and us in support of the Astaris restructuring plan was terminated, also subject to bankruptcy court approval.

In December 2003, Solutia filed a petition in the Southern District of New York under Chapter 11 of the United States Bankruptcy Code. Since no plan of reorganization has been proposed as yet, it is unclear what effect, if any, Solutia’s filing will have on our interest in Astaris. Astaris has reported to date, that Solutia has substantially fulfilled its contractual financial obligations to Astaris. However, Solutia, Astaris and we are parties to several agreements, including those under which Solutia manufactures certain phosphorus chemicals for Astaris. If Solutia fails to perform its contractual obligations or seeks to reject these executory contracts with Astaris, Astaris may have to seek alternate sources of supply. Under these circumstances, Astaris may have a damage claim against Solutia. There currently does not appear to be a need for future financial support by Solutia to Astaris. However, if in the future Astaris requires additional support from both its owners that Solutia could not fulfill, this failure may in turn adversely affect Astaris and our investment in the joint venture.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. Amounts recorded on our consolidated balance sheets as guarantees of vendor financing for December 31, 2004 and 2003 were $70.1 million and $44.3 million, respectively.

On June 30, 1999, we acquired the assets of Tg Soda Ash, Inc. from Elf Atochem North America, Inc. (“Elf Atochem”) for approximately $51.0 million in cash and a contingent payment due at year-end 2003 based on the financial performance of the combined soda ash operations between 2001 and 2003. On December 31, 2003, we made the required estimated payment in the amount of $32.4 million based upon contract requirements. This payment is subject to final adjustments based upon the audited financial statements of the business. We do not expect this adjustment to result in any additional material payments.

We continually evaluate our options for divesting real estate holdings and property, plant and equipment that are no longer integral to any of our core operating businesses.

On February 17, 2005, we completed the sale to the city of San Jose, California of approximately 52 acres of land at our former Defense Systems site there. Gross proceeds from the sale were $56.2 million and net proceeds after estimated offsets, fees and expenses were approximately $50 million in the first quarter of 2005. We have an agreement with the city of San Jose for the sale of the remaining approximately 23 acres we own there. The city’s obligation to purchase the remaining land is subject to the satisfaction of certain conditions, including a review by the California Department of Toxic Substances Control.

Projected 2005 spending includes approximately $62 million of environmental remediation spending, of which approximately $20 million relates to Pocatello, approximately $17 million relates to the settlement of NPL sites in New Jersey, and approximately $25 million relates to other operating and discontinued business sites. This spending does not include expected spending of approximately $17 million and $7 million in 2005 and 2006, respectively, on capital projects relating to environmental control facilities. Also, we expect to spend in the range of approximately $22 million to $23 million annually in 2005 and in 2006 for environmental compliance costs, which are an operating cost of the company and are not covered by established reserves.

We agreed to guarantee the performance by Technologies of certain obligations under several contracts, debt instruments, and reimbursement agreements associated with letters of credit. (See Note 16 to the consolidated financial statements in this Form 10-K.) As of December 31, 2004, these guaranteed obligations totaled $4.0 million compared to $6.8 million at December 31, 2003. We also guarantee repayment of some of the borrowings of certain foreign equity method investments. The other investment owners provided parallel agreements. As of December 31, 2004, these guarantees had maximum potential payments of $6.4 million.

At December 31, 2004 and 2003, there was $41.0 million of principal amount outstanding of variable-rate industrial and pollution control revenue bonds supported by $43.3 million in bank letters of credit. In 2003, these letters of credit were fully collateralized with cash included as part of “restricted cash” on the consolidated balance sheet. Concurrently with the execution of the 2004 Credit Agreement, the cash collateral was released.

Short-term debt consisted primarily of foreign credit lines at December 31, 2004 and December 31, 2003. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Our total significant committed contracts that we believe will affect cash over the next four years and beyond are as follows:

Contractual Commitments	Expected Cash Payments by Year
	2005	2006	2007	2008	2009 & beyond	Total
	(in Millions)
Debt maturities (1)	$101.0	$10.9	$62.5	$87.7	$664.8	$926.9
Contractual interest (2)	65.4	63.6	60.5	55.8	226.6	471.9
Lease obligations (3)	27.8	26.7	21.4	20.3	134.7	230.9
Forward energy and foreign exchange contracts	2.9	1.3	—	—	—	4.2
Purchase Obligations (4)	55.2	13.1	—	—	—	68.3

Total	$252.3	$115.6	$144.4	$163.8	$1,026.1	$1,702.2

(1)	Excluding discounts.
(2)	Contractual interest is the interest we are contracted to pay on our long-term debt obligations without taking into account the interest impact of interest rate swaps related to any of this debt, which at current rates would reduce contractual interest. We had $143.0 million of long-term debt subject to variable interest rates at December 31, 2004, excluding the effect of interest rate swaps. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2004. Variable rates are market determined.
(3)	Before recoveries.
(4)	Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased, price provisions and timing of the transaction. We have entered into a number of purchase obligations for the sourcing of materials and energy where take-or-pay arrangements apply. Since the majority of the minimum obligations under these contracts are take-or-pay commitments over the life of the contract as opposed to a year by year take-or-pay, the obligations in the table related to these types of contacts are presented in the earliest period in which the minimum obligation could be payable under these types of contracts.

Contingencies

During the second quarter of 2004, we reached agreement in principle with the EPA and the DOJ to settle certain liabilities at two environmental remediation sites in New Jersey. These agreements will be effective upon negotiation and entry of a final consent decree.

On October 14, 2003, Solutia, our joint venture partner in Astaris (see Note 17 to the consolidated financial statements in the Form 10-K), filed a lawsuit against us with the Circuit Court of St. Louis County, Missouri claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris. Solutia dismissed this Missouri lawsuit in February 2004, after it had filed a virtually identical lawsuit in the U.S. Bankruptcy Court in the Southern District of New York, where its Chapter 11 case is pending. Our motion to remove the lawsuit from Bankruptcy Court was granted on June 18, 2004, and the matter is now pending in U.S. District Court for the Southern District of New York.

On January 28, 2005 we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. At this time, we do not believe the investigations are related. In connection with these two matters, in February 2005 punitive class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Related cases were also filed in various state courts.

We are also party to another antitrust class action pending in Federal Court in the Eastern District of Pennsylvania, as well as various related state court cases alleging violations of antitrust laws involving our microcrystalline cellulose product.

Dividends

We paid no cash dividends in 2004, 2003 or 2002 and we do not expect to pay dividends in 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings, cash flows, and financial position are exposed to market risks relating to fluctuations in commodity prices, interest rates and foreign currency exchange rates. Our policy is to minimize exposure to our cash flow over time caused by changes in commodity, interest and currency exchange rates. To accomplish this we have implemented a controlled program of risk management consisting of appropriate derivative contracts entered into with major financial institutions.

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

At December 31, 2004, our net financial instrument position of interest rate swaps and currency and energy hedges was a net liability of $5.4 million compared to a net asset of $1.1 million at December 31, 2003. The change in the net financial instrument position was due to larger unrealized losses in our foreign currency portfolio.

Commodity Price Risk

Energy costs are approximately 10 percent of our cost of sales and services and are well balanced among coal, electricity and natural gas, and to a lesser extent, oil. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas and oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at December 31, 2004 and December 31, 2003 with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in an increase of the net asset position of $10.6 million and $9.0 million at December 31, 2004 and December 31, 2003, respectively. A 10 percent decrease in energy market prices would result in a decrease of $10.7 million and $8.5 million in the net asset position and as a result would change the net asset position into a net liability position at December 31, 2004 and December 31, 2003, respectively.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2004 and December 31, 2003, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would result in an increase of $19.9 million and $16.2 million in the net liability position at December 31, 2004 and December 31, 2003, respectively. A 10 percent weakening of hedged currencies versus our functional currencies would result in a decrease of $18.9 million and $15.6 million in the net liability position and as a result would change the net liability position into a net asset position of the relevant financial instruments at December 31, 2004 and December 31, 2003, respectively.

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

Interest rate swaps that meet specific conditions under SFAS No. 133 are accounted for as fair-value hedges. The termination liability of these interest rate swap agreements at December 31, 2004 was $1.2 million. The net termination position was not material at December 31, 2003. All existing fair-value hedges are 100 percent effective. As a result, there is no effect on earnings from hedge ineffectiveness.

Our debt portfolio, including interest rate swap agreements, at December 31, 2004 is composed of 70 percent fixed-rate debt and 30 percent variable-rate debt compared to 62 percent fixed-rate debt and 38 percent variable-rate debt at December 31, 2003. The variable-rate component of our debt portfolio principally consists of bank borrowings, variable-rate industrial and pollution control revenue bonds and interest rate swap agreements entered into in the first quarter of 2003 with an aggregate notional principal amount of $100.0 million. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt, including interest rate swap agreements, in our debt portfolio at December 31, 2004 and 2003, a one percentage point increase or decrease in interest rates in 2004 and 2003 would increase or decrease net income by $2.7 million and $4.0 million, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

(1)	Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002

(2)	Consolidated Balance Sheets as of December 31, 2004 and 2003

(3)	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

(4)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

(5)	Notes to Consolidated Financial Statements

(6)	Report of Independent Registered Public Accounting Firm

(7)	Management’s Report on Internal Control over Financial Reporting

(8)	Report of Independent Registered Public Accounting Firm

FMC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002
	(in Millions, Except Per Share Data)
Revenue	$2,051.2	$1,921.4	$1,852.9
Costs and expenses
Costs of sales and services	1,474.2	1,400.5	1,359.9
Selling, general and administrative expenses	254.8	236.9	224.1
Research and development expenses	93.4	87.4	82.0
Restructuring and other charges (gains)	3.5	(5.1)	30.1

Total costs and expenses	1,825.9	1,719.7	1,696.1

Income from continuing operations before equity in (earnings) loss of affiliates, minority interests, interest income and expense, write-off of deferred financing fees and income taxes	225.3	201.7	156.8
Equity in (earnings) loss of affiliates	2.1	68.6	(4.7)
Minority interests	3.8	2.9	3.4
Interest income	2.5	3.9	1.4
Interest expense	80.9	96.1	73.0
Write-off of deferred financing fees	9.9	—	—

Income from continuing operations before income taxes	131.1	38.0	86.5
Provision (benefit) for income taxes	(44.5)	(1.8)	17.4

Income from continuing operations	175.6	39.8	69.1
Discontinued operations, net of income taxes	(15.4)	(13.3)	(3.3)

Net income	$160.2	$26.5	$65.8

Basic earnings (loss) per common share
Continuing operations	$4.85	$1.13	$2.06
Discontinued operations	(0.42)	(0.38)	(0.10)

Net income	$4.43	$0.75	$1.96

Diluted earnings (loss) per common share
Continuing operations	$4.70	$1.12	$2.01
Discontinued operations	(0.42)	(0.37)	(0.09)

Net income	$4.28	$0.75	$1.92

The accompanying notes are an integral part of the consolidated financial statements.

FMC CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in Millions, Except Share and Par Value Data)
ASSETS
Current assets
Cash and cash equivalents	$212.4	$57.0
Restricted cash	9.7	136.9
Trade receivables, net of allowance of $10.8 in 2004 and $6.9 in 2003	479.7	478.2
Inventories	217.5	192.6
Other current assets	128.8	112.1
Deferred income taxes	24.6	3.8

Total current assets	1,072.7	980.6
Investments	35.2	45.0
Property, plant and equipment, net	1,111.9	1,128.1
Goodwill	169.8	156.3
Other assets	140.2	167.5
Deferred income taxes	448.6	351.3

Total assets	$2,978.4	$2,828.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$30.2	$13.8
Current portion of long-term debt	70.8	3.0
Accounts payable, trade and other	342.9	299.5
Accrued and other liabilities	204.6	250.8
Accrued payroll	50.1	53.5
Guarantees of vendor financing	70.1	44.3
Accrued pensions and other postretirement benefits, current	12.2	13.7
Income taxes	39.2	48.9

Total current liabilities	820.1	727.5
Long-term debt, less current portion	822.2	1,033.4
Accrued pension and other postretirement benefits, long-term	130.8	132.1
Environmental liabilities, continuing and discontinued	165.5	156.0
Reserve for discontinued operations	66.0	65.6
Other long-term liabilities	46.5	77.6
Minority interests in consolidated companies	51.1	48.3
Commitments and contingent liabilities (Note 17)
Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2004 or 2003	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2004 and 2003; 44,835,330 in 2004 and 43,203,561 issued in 2003	4.5	4.3
Capital in excess of par value of common stock	397.4	338.8
Retained earnings	945.6	774.6
Accumulated other comprehensive income (loss)	32.7	(21.8)
Treasury stock, common, at cost; 7,806,390 shares in 2004 and 7,942,161 shares in 2003	(504.0)	(507.6)

Total stockholders’ equity	876.2	588.3

Total liabilities and stockholders’ equity	$2,978.4	$2,828.8

The accompanying notes are an integral part of the consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(in Millions)
Cash provided by operating activities of continuing operations:
Income from continuing operations	$175.6	$39.8	$69.1
Adjustments to reconcile income from continuing operations to cash:
Depreciation and amortization	134.3	124.6	118.8
Restructuring and other charges (gains)	3.5	(5.1)	30.1
Equity in (earnings) loss of affiliates	2.1	68.6	(4.7)
Deferred income taxes	(60.1)	(17.1)	7.2
Minority interests	3.8	2.9	3.4
Write-off of deferred financing fees	9.9	—	—
Other	7.8	3.5	(2.3)
Changes in operating assets and liabilities:
Trade receivables, net	7.9	4.9	69.1
Accounts receivable sold	—	—	(79.0)
Guarantees of vendor financing	25.8	26.1	(37.8)
Inventories	(5.9)	11.6	37.4
Other current assets and other assets	(7.3)	(2.7)	(23.5)
Accounts payable, accrued payroll, other current liabilities and other liabilities	5.9	(19.0)	(83.8)
Income taxes	(9.7)	24.7	(3.6)
Accrued pension and other postretirement benefits, net	(21.6)	(16.9)	(8.7)
Environmental spending, continuing	(18.1)	(5.9)	(8.5)
Restructuring and other spending	(15.2)	(19.3)	(63.8)

Cash provided by operating activities	238.7	220.7	19.4

Cash required by discontinued operations:
Environmental spending, discontinued	(20.5)	(21.7)	(16.8)
Other discontinued reserves	(7.8)	(4.4)	(12.8)

Cash required by discontinued operations	(28.3)	(26.1)	(29.6)

Cash required by investing activities:
Capital expenditures	(85.4)	(87.0)	(83.9)
Financing commitments to Astaris	(35.5)	(62.8)	(29.6)
Tg Soda Ash, Inc. contingent payment	—	(32.4)	—
Proceeds from disposal of property, plant and equipment	6.3	21.2	11.4
(Increase) decrease in investments	5.2	3.2	(8.7)

Cash required by investing activities	(109.4)	(157.8)	(110.8)

Cash provided (required) by financing activities:
Net increase (decrease) under uncommitted credit facilities and commercial paper	—	—	(101.8)
Net increase (decrease) in other short-term debt	16.4	(50.5)	29.2
Net decrease (increase) in restricted cash	127.1	137.7	(274.2)
Deferred financing fees	(4.0)	—	—
Increase in long term debt	100.0	—	596.4
Repayment of long-term debt	(248.1)	(168.2)	(181.2)
Distributions to minority partners	(1.5)	(3.0)	(2.8)
Proceeds from equity offering	—	—	101.3
Issuances of common stock, net	51.3	4.7	15.7

Cash provided (required) by financing activities	41.2	(79.3)	182.6

Effect of exchange rate changes on cash and cash equivalents	13.2	9.9	4.6

Increase (decrease) in cash and cash equivalents	155.4	(32.6)	66.2
Cash and cash equivalents, beginning of year	57.0	89.6	23.4

Cash and cash equivalents, end of year	$212.4	$57.0	$89.6

Cash paid for taxes, net of refunds was taxes paid of $23.9 million, a refund of $13.1 million and taxes paid of $13.2 million in 2004, 2003 and 2002, respectively. Cash paid for interest was $83.4 million, $97.9 million and $67.1 million in 2004, 2003 and 2002, respectively. For the year ended December 31, 2004 we contributed approximately 136,000 shares of treasury stock to our employee benefit plans having a cost of approximately $3.6 million, which is considered a non-cash financing activity.

The accompanying notes are an integral part of the consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Comprehensive Income (loss)
	(in Millions, Except Par Value)
Balance December 31, 2001	$3.9	$217.5	$691.8	$(186.8)	$(507.6)	$(366.9)

Net income			65.8			65.8
Stock option and awards exercised	0.1	15.6			(0.5)
Net purchases of shares for benefit plan trust			(9.5)		0.5
Equity offering	0.3	101.0
Net deferred gain on derivative contracts				13.9		13.9
Foreign currency translation adjustments				47.2		47.2
Minimum pension liability adjustment				(47.2)		(47.2)

Balance December 31, 2002	4.3	334.1	748.1	(172.9)	(507.6)	79.7

Net income			26.5			26.5
Stock options and awards exercised		4.7			(0.1)
Net purchases of shares for benefit plan trust					0.1
Net deferred gain on derivative contracts				3.0		3.0
Foreign currency translation adjustments				122.4		122.4
Minimum pension liability adjustment				25.7		25.7

Balance December 31, 2003	4.3	338.8	774.6	(21.8)	(507.6)	177.6

Net income			160.2			160.2
Stock options and awards exercised	0.2	58.6
Net purchases of shares for benefit plan trust					3.6
Minimum pension liability adjustment				(5.8)		(5.8)
Net deferred gain on derivative contracts				(3.3)		(3.3)
Foreign currency translation adjustments				63.6		63.6
Equity distribution related to 2001 spin-off of Technologies			10.8

Balance December 31, 2004	$4.5	$397.4	$945.6	$32.7	$(504.0)	$214.7

The accompanying notes are an integral part of the consolidated financial statements.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	PRINCIPAL ACCOUNTING POLICIES AND RELATED FINANCIAL INFORMATION

Nature of operations.    We are a diversified chemical company serving agricultural, industrial and consumer markets globally with innovative solutions, applications and quality products. We operate in three business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Agricultural Products provides crop protection and pest control products for worldwide markets. Specialty Chemicals includes food ingredients that are used to enhance structure, texture and taste; pharmaceutical additives for binding and disintegrant use; and lithium specialties for pharmaceutical synthesis and energy storage. Industrial Chemicals encompasses a wide range of inorganic materials in which we possess market and technology leadership, including soda ash, phosphorus and peroxygens (hydrogen peroxide and active oxidants) in both North America and in Europe through our subsidiary, FMC Foret, S.A. (“Foret”).

Basis of consolidation.    Our consolidated financial statements include the accounts of FMC and all entities that we directly or indirectly control. All significant intercompany accounts and transactions are eliminated in consolidation.

Estimates and Assumptions.    In preparing the financial statements in conformity with U.S. generally accepted accounting principles we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results are likely to differ from those estimates, but we do not believe such differences will materially affect our financial position, results of operations or cash flows.

Cash equivalents and restricted cash.    We consider investments in all liquid debt instruments with original maturities of three months or less to be cash equivalents. For restricted cash, which is discussed in Note 9, the carrying value approximates fair value.

Investments.    Investments in companies in which our ownership interest is 50 percent or less and in which we exercise significant influence over operating and financial policies are accounted for using the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings and losses of these investments. In addition, majority owned investments in which our control is restricted are also accounted for using this method. All other investments are carried at their fair values or at cost, as appropriate.

Inventories.    Inventories are stated at the lower of cost or market value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All domestic inventories, excluding materials and supplies, are determined on a last-in, first-out (“LIFO”) basis and our remaining inventories are recorded on a first-in, first-out (“FIFO”) basis. See Note 6.

Property, plant and equipment.    We record property, plant and equipment, including capitalized interest, at cost. Depreciation is provided principally on the straight-line basis over the estimated useful lives of the assets (land improvements—20 years, buildings—20 to 40 years, and machinery and equipment—3 to 18 years). Gains and losses are reflected in income upon sale or retirement of assets. Expenditures that extend the useful lives of property, plant and equipment or increase productivity are capitalized. Ordinary repairs and maintenance are expensed as incurred through operating expense.

Impairments of long-lived assets.    We review the recovery of the net book value of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

events and circumstances indicate that the net book value of an asset may not be recoverable from the estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, we recognize an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset.

Restructuring and other charges.    We continually perform strategic reviews and assess the return on our businesses. This sometimes results in a plan to restructure the operations of a business. When a plan is final we record an accrual for severance and other exit costs under the provisions of the relevant accounting guidance.

Capitalized interest.    We capitalized interest costs of $5.3 million in 2004, $7.6 million in 2003 and $7.1 million in 2002. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.

Deferred costs and other assets.    Unamortized capitalized software costs totaling $20.6 million and $25.7 million at December 31, 2004 and 2003, respectively, are components of other assets, which also include bond discounts and other deferred charges. We capitalize the costs of internal use software in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which generally permits the capitalization of certain costs incurred to develop or obtain internal use software. We assess the recoverability of deferred software costs on an ongoing basis and record write-downs to fair value necessary. We amortize capitalized software costs over expected useful lives ranging from three to ten years.

Goodwill and intangible assets.    Goodwill and other indefinite intangible assets (“intangibles”) are not subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value based test. Prior to 2002, we amortized goodwill and indefinite-lived intangible assets (such as trademarks) on a straight-line basis over their estimated useful lives not to exceed 40 years.

We test goodwill for impairment annually using the criteria prescribed by Statement of Financial Accounting Standard (‘SFAS”) No. 142 “Goodwill and Other Intangible Assets”. We recorded no goodwill impairments in 2004, 2003 and 2002. Goodwill is related to an acquisition in the Specialty Chemicals segment. There are no other material indefinite life intangibles, other than goodwill in any of the years presented. The change in goodwill in 2004 and 2003 was due to the effect of foreign currency translation on the euro.

Our definite life intangibles totaled $13.3 million and $14.8 million as of December 31, 2004 and 2003, respectively, and are recorded in “Other assets” in our consolidated balance sheet. At December 31, 2004, these definite life intangibles were allocated among our business segments as follows: $8.6 million in Agricultural Products, $3.0 million in Specialty Chemicals and $1.7 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, industry licenses and other intangibles and are being amortized over periods of 4 to 15 years. Amortization was not significant in the years presented. The estimated amortization expense for each of the 5 years ended December 31, 2005 to 2009 is also not significant.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded as costs of sales and services. We recognize as revenue, payments we receive from third-party producers, which reimburse us for research and development costs we incurred bringing products to market that are no longer under a patent.

Income taxes.    We provide current income taxes on income reported for financial statement purposes adjusted for transactions that do not enter into the computation of income taxes payable and recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. We do not provide income taxes on the equity in undistributed earnings of foreign subsidiaries or affiliates when it is our intention that such earnings will remain invested in those companies. Income taxes are provided in the year in which we decide to repatriate the earnings.

Foreign currency translation.    We translate the assets and liabilities of most of our foreign operations at exchange rates in effect at the balance sheet date. The foreign operations’ income statements are translated at the monthly exchange rates for the period. For operations where the local currency is the functional currency we record translation gains and losses as a component of accumulated other comprehensive income or loss in stockholders’ equity until the foreign entity is sold or liquidated. We did not have significant operations in any highly inflationary countries during 2004, 2003 and 2002. In countries where the local currency is not the functional currency, inventories, property, plant and equipment, and other non-current assets are converted to functional currencies at historical exchange rates, and all gains or losses from conversion are included in either net income or other comprehensive income. Net income (loss) for 2004, 2003 and 2002 included aggregate transactional foreign currency gains and losses. These net losses totaled $5.7 million, $7.4 million and $2.2 million in 2004, 2003 and 2002, respectively. Other comprehensive income or loss for 2004, 2003 and 2002 included translation gains of $ 63.6 million, $122.4 million and $47.2 million.

The value of the U.S. dollar and other currencies in which we operate continually fluctuate. Results of operations and financial position for all the years presented have been affected by such fluctuations. We enter into certain foreign exchange contracts to mitigate the financial risk associated with this fluctuation as discussed in Note 15. These contracts typically qualify for hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). See “Derivative financial instruments” below and Note 15.

Derivative financial instruments.    We mitigate certain financial exposures, including currency risk, interest rate risk, and energy purchase exposures, through a controlled program of risk management that includes the use of derivative financial instruments. We enter into foreign exchange contracts, including forward and purchased option contracts, to reduce the effects of fluctuating foreign currency exchange rates.

We recognize all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we generally designate the derivative as either a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge) or a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge). We record in accumulated other comprehensive income or loss changes in the fair value of derivatives that are designated as and meet all the required criteria for a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. We record immediately in earnings changes in the fair value of derivatives that are not designated as hedges.

We formally document all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes relating

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively. The gains and losses we recorded for the ineffective portion of our hedges were a net gain of $1.0 million in 2004 and were not significant in 2003 and 2002.

Treasury stock.    We do not repurchase shares of common stock, except as needed to administer our employee benefit plans. We record the shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the Consolidated Balance Sheets. When the treasury shares are reissued under our employee benefit plans, we use a first-in, first-out (“FIFO”) method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from capital in excess of par value of common stock. In 2004, we used approximately 136,000 shares of treasury stock having a cost of approximately $3.6 million for employee benefit plans.

Segment information.    We determined our reportable segments based on our strategic business units, the commonalities among the products and services within each segment and the manner in which we review and evaluate operating performance.

We have identified Agricultural Products, Specialty Chemicals and Industrial Chemicals as our reportable segments. Segment disclosures are included in Note 18. Segment operating profit is defined as segment revenue less operating expenses. We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (gains), write-off of deferred financing fees, asset impairments, LIFO inventory adjustments, and other income and expense items. Information about how restructuring and other charges relate to our businesses at the segment level is discussed in Note 5.

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

Geographic segment revenue is based on the location of our customers. Geographic segment long-lived assets include investments, net property, plant and equipment, and other non-current assets. Geographic segment data is included in Note 18.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock compensation plans.    We account for our stock compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized. We record compensation expense for the restricted stock awards based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation,” to our stock compensation plans.

	Year Ended December 31,
	2004	2003	2002
	(in Millions, Except Per Share Data)
Net income (loss), as reported	$160.2	$26.5	$65.8

Add: Total stock-based compensation expense included in reported net income, net of related tax effects	1.6	1.0	1.3
Deduct: Total stock-based employee compensation expense determined under a fair-value-based method, net of related tax effects	(4.8)	(4.7)	(5.4)

Pro forma net income (loss)	$157.0	$22.8	$61.7

Basic earnings (loss) per common share:
As reported	$4.43	$0.75	$1.96
Pro forma	$4.34	$0.65	$1.84
Diluted earnings (loss) per common share:
As reported	$4.28	$0.75	$1.92
Pro forma	$4.20	$0.64	$1.80

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: dividend yield of zero for all years; expected volatility of 32 percent for 2004 and 2003, and 36 percent for 2002; risk-free interest rates of 2.9 percent, 2.4 percent and 4.5 percent; and expected lives of five years for all grants. The weighted average fair value of stock options, calculated using the Black-Scholes option-pricing model, granted during the years ended December 31, 2004, 2003 and 2002 was $12.61, $5.07 and $13.29, respectively.

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

Our environmental liabilities for continuing and discontinued operations are principally for costs associated with the remediation and/or study of sites at which we are alleged to have disposed of hazardous substances. Such costs principally include, among other items, RI/FS, site remediation, costs of operation and maintenance of

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the remediation plan, fees to outside law firms and consultants for work related to the environmental effort, and future monitoring costs. Estimated site liabilities are determined based upon existing remediation laws and technologies, specific site consultants’ engineering studies or by extrapolating experience with environmental issues at comparable sites. Total reserves of $192.3 million and $203.1 million, respectively, before recoveries, were recorded at December 31, 2004 and 2003. In addition, we believe that it is reasonably possible that loss contingencies may exceed amounts accrued by as much as $75 million at December 31, 2004.

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

Reclassification and adjustments.    Certain prior year amounts have been reclassified to conform to the current year’s presentation, which includes a reclassification in the consolidated statement of cash flows of guarantees of vendor financing and accounts receivable sold from cash provided (required) by financing activities to cash provided by operating activities.

Our results for the year ended December 31, 2004, were unfavorably impacted by $8.1 million ($6.0 million after-tax) or $0.16 per diluted share related to the elimination of inter-company profit in our inventory and the elimination of the recognition of revenue due to sales cut off.

Our results for the year ended December 31, 2004 were favorably affected by a $8.0 million or $0.22 per diluted share benefit recorded to income taxes related to adjustments to deferred tax liabilities and income tax valuation allowances related to prior periods. Additionally, our results for the year ended December 31, 2004

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were favorably affected by a $9.0 million after-tax or $0.24 per diluted share benefit recorded to discontinued operations due to adjustments to deferred tax liabilities related to previously discontinued operations. Further, our stockholders’ equity was favorably affected by $10.8 million due to adjustments to deferred tax liabilities related to Technologies. This adjustment was recorded through Retained Earnings, consistent with the accounting for the 2001 spin-off of Technologies. The adjustments to our income taxes, discontinued operations and retained earnings were recorded as a result of a review of our deferred taxes and income tax valuation accounts in which balances were adjusted related to discontinued operations and to prior periods.

We believe that the effect of the above eliminations and adjustments are not material to our financial position or results of operations or liquidity for any prior period.

NOTE 2	RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS AND REGULATORY ITEMS

Recently adopted accounting standards

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities—a modification of FASB Interpretation No. 46,”(“FIN 46R”) in the first quarter of 2004. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R establishes standards under which a variable interest entity should be consolidated by the primary beneficiary. The adoption of this standard did not have an effect on our financial condition or results of operations.

On April 30, 2004, FASB issued Financial Staff Position No. 141-1 and 142-1 “Interaction of FASB Statements No. 141 Business Combinations and No. 142 Goodwill and Other Intangible Assets, and Emerging Issue Task Force (EITF) Issue No. 04-2 Whether Mineral Rights Are Tangible or Intangible Assets.” EITF Issue No. 04-2 states that all mineral rights should be considered tangible assets for accounting purposes and should be presented as a separate disclosure in the balance sheet or in the notes to the financial statements. Other than disclosure requirements, the adoption of this standard did not have an effect on our financial condition or results of operations.

In December 2003, we adopted FASB No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”) as amended. This standard retains the existing disclosures and requires additional disclosures to provide detail about pension plan assets, benefit obligations, cash flows, benefit costs and related information. We have included the required disclosure in this Form 10-K.

New accounting standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payments (SFAS 123R). The statement requires that we record stock option expense in our financial statements based on a fair value methodology beginning no later than the first fiscal quarter beginning after June 15, 2005, our third quarter of 2005. We are evaluating the impact of the new standard and the method and timing of adoption.

On November 24, 2004, the FASB issued Statement 151 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

abnormal inventory items be recognized as current-period changes regardless of whether they meet the “so abnormal” criterion outlined in ARB 43. Statement 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the effect of the adoption of Statement 151 will have on our accounting for inventory.

On December 16, 2004, the FASB issued Statement 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. This statement was a result of an effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Nonmonetary Transactions, for nonmonetary exchanges of similar productive assets. Statement 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of the adoption of Statement 153 will depend on the nature and terms of such exchanges that we may enter into in the future.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) became law in the United States. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. In accordance with FASB Staff Position 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement, and Modernization Act of 2003,” we elected to defer recognition of the effects of the Medicare Act in any measures of the benefit obligation or cost.

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

The other postretirement benefit obligations and net periodic other postretirement benefit costs noted above do not reflect the effects of the Medicare, Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”). In September 2004, we elected not to recognize any of the potential accounting effects of the Medicare Act because the actuarial equivalence of our retiree medical plan was undeterminable as of September 30, 2004. We required more information on how actuarial equivalence would be calculated that was not available in existing versions of the regulations in order to determine if our retiree medical plan met the threshold.

On January 21, 2005, the Centers for Medicare & Medicaid Services (CMS) released the final regulations on the Medicare prescription drug benefit. The final regulations provide comprehensive guidance on how the actuarial equivalence of retiree medical plans will be determined. We are currently in the process of evaluating the final regulations to determine the estimated effects, if any, of the Medicare Act on our retiree medical plan and the other postretirement benefit liabilities and net annual other postretirement benefit costs reported in our consolidated financial statements.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New regulatory items

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law and the AJCA contains many tax provisions expected to affect us over the next several years as those provisions become effective. We are continuing to review these provisions and their application to some of our businesses to evaluate the effect these changes may have on income taxes included in our consolidated financial statements. The AJCA provides for the deduction for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in 2005. We will commence an evaluation of the effects of the repatriation provision in the first half of 2005, but do not expect to complete this evaluation until after the U.S. Treasury Department provides additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that we are considering for repatriation under the provision is between zero and $500 million. It is not practical to compute the related potential income tax that may be due upon the repatriation.

The AJCA also provides for a domestic manufacturing deduction for U.S. federal income tax purposes. We will not benefit from this deduction until the date in the future that our U.S. federal tax losses have been fully absorbed. We will continue to apply the rules under the extraterritorial income exclusion under the AJCA transition rules in 2005 and 2006.

NOTE 3	DISCONTINUED OPERATIONS

Our results of discontinued operations comprised the following:

	Year Ended December 31,
	2004	2003	2002
	(in Millions)
Income from adjustments to deferred tax liabilities and other tax-related matters related to previously discontinued operations	$9.9	$—	$—
Provision for workers’ compensation, product liability, other postretirement benefits, legal reserves, and other discontinued operations reserves related to previously discontinued operations (net of income tax benefit (expense) of $3.4 million and $(0.3) million in 2004 and 2003, respectively)	(5.2)	0.5	—
Provision for environmental liabilities related to previously discontinued operations (net of income tax benefits of $12.9 million, $8.8 million, $2.1 million in 2004, 2003 and 2002, respectively)	(20.1)	(13.8)	(3.3)

Discontinued operations, net of income taxes	$(15.4)	$(13.3)	$(3.3)

During 2004, we reached agreements in principle with the United States Environmental Protection Agency (“EPA”) and the United States Department of Justice (“DOJ”) to settle certain liabilities at two NPL sites in New Jersey. These agreements will be effective upon negotiation and entry of a final consent decree. An adjustment of $16.5 million ($10.1 million after tax) to environmental reserves reflects an increase in the reserves based upon the agreed settlement amounts for certain costs related to these sites. In addition, a charge of $2.2 million ($1.3 million after-tax) was taken to increase our reserves for environmental issues at our Middleport site to recognize specific obligations incurred at the end of the first quarter of 2004. A charge of $14.4 million ($8.7 million after tax) was recorded during the fourth quarter of 2004 to increase our reserves for environmental matters at several of our remediation sites. (See Note 10).

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reserve for Discontinued Operations.    The reserve for discontinued operations totaled $66.0 million and $65.6 million at December 31, 2004 and 2003, respectively. The liability at December 31, 2004 was comprised of $12.1 million for worker’s compensation and product liability, $43.8 million for other postretirement medical and life insurance benefits provided to former employees of discontinued businesses and $10.1 million of other discontinued operations reserves.

We use actuarial methods, to the extent practicable, to monitor the adequacy of product liability, workers’ compensation and other postretirement benefit reserves on an ongoing basis. While the amounts required to settle our liabilities for discontinued operations could ultimately differ materially from the estimates used as a basis for recording these liabilities, we believe that changes in estimates or required expenditures for any individual cost component will not have a material adverse effect on our liquidity or financial condition in any single year and that, in any event, such costs will be satisfied over the course of several years.

Spending in 2004, 2003 and 2002 was $1.1 million, $2.1 million and $1.5 million, respectively, for worker’s compensation, product liability and other claims; $2.4 million, $2.7 million and $2.1 million, respectively, for other postretirement benefits; and $4.7 million, $0.8 million and $9.2 million, respectively, related to other discontinued operations reserves including, in 2002 net settlements of obligations related to our former Defense Systems business.

On February 17, 2005, we completed the sale to the city of San Jose, California of approximately 52 acres of land at our former Defense Systems site there. Gross proceeds from the sale were $56.2 million and net proceeds after estimated offsets, fees and expenses were approximately $50 million. We expect to record a gain in our discontinued operations equal to the net proceeds of approximately $50 million in the first quarter of 2005. We have an agreement with the city of San Jose for the sale of the remaining approximately 23 acres we own there. The city’s obligation to purchase the remaining land is subject to the satisfaction of certain conditions, including a review by the California Department of Toxic Substances Control.

NOTE 4	INVESTMENT IN JOINT VENTURES

Effective April 1, 2000, we and Solutia Inc. (“Solutia”) formed a joint venture that includes the North American and Brazilian phosphorus chemical operations of both companies. The joint venture, Astaris LLC, (“Astaris”) is owned equally by us and Solutia.

Effective April 1, 2000, we accounted for our investment in Astaris under the equity method. At December 31, 2004, the value of our investment in Astaris was $6.2 million compared to $15.4 million at December 31, 2003.

In the fourth quarter of 2003, the Board of Managers of Astaris announced the approval of a restructuring plan to improve Astaris’ financial performance. Our portion of Astaris’ 2004 and 2003 restructuring charges related to this plan, which totaled $11.5 million and $53.3 million, respectively, was recorded in “Equity in loss of affiliates.” As part of the financial support provided to Astaris during its restructuring, we agreed to defer certain payments anticipated from Astaris until September 2005. These deferrals included scheduled reimbursement to us for shutdown of the joint venture’s elemental phosphorus plant in Pocatello, Idaho, amounts owed for the shutdown of the Green River, Wyoming sodium tripolyphosphate plant and amounts owed for certain raw materials supplied by us. As of December 31, 2004, we had deferred $15.9 million in payments from Astaris under this program, all of which was subsequently repaid in February 2005 (See Note 17).

The formation of the Astaris joint venture and several key changes in the operating processes of the joint venture have from time to time resulted in the recording of assets and liabilities exclusive of our initial equity

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment in Astaris. Among these liabilities has been our commitment to make payments in support of earnings shortfalls under the joint venture’s credit agreement executed in 2000. This obligation remained in place from 2000 through 2005, although it terminated in February 2005 when Astaris refinanced and replaced its 2000 credit agreement with a new $75 million revolving credit facility. In addition to the investment and deferral amounts above, other assets related to Astaris at December 31, 2004 include a receivable for $16.0 million for its contribution to the shutdown costs related to the closure of the Pocatello, Idaho plant and a receivable of $16.7 million arising from Astaris’ agreement to fund an equal portion of our and Solutia’s future other postretirement benefit obligations to former employees of the companies’ respective phosphorus chemical businesses.

We are party to several smaller joint venture investments throughout the world, which individually and in the aggregate are not significant to our financial results.

NOTE 5	RESTRUCTURING AND OTHER CHARGES (GAINS)

2004

The loss of $3.5 million that we recorded in 2004 was primarily a result of severance costs that are expected to result in improved cost efficiencies. Agricultural Products and Specialty Chemicals recorded $3.3 million and $0.3 million, respectively, of these severance costs. Severance costs in 2004 related to approximately 80 people most of whom separated from us in 2004. We also recorded $1.1 million related to continuing environmental sites. These charges were partially offset by non-cash gains totaling $1.1 million in Industrial Chemicals and $0.1 million in Corporate.

2003

The gain of $5.1 million that we recorded in 2003 was the result of a gain on the sale of an office building in Foret, our Spanish subsidiary, offset by charges in all segments. The gain on the building was $11.9 million, net of related costs, including severance. Severance costs were recorded in Industrial Chemicals and in both our Agricultural Products and Specialty Chemicals segments. Total 2003 severance charges, including amounts recorded at Foret, were $5.7 million and related to approximately 80 people most of whom separated from FMC in late 2003. The remaining charges in the year included non-cash charges totaling $2.8 million primarily for the abandonment of an asset in the Specialty Chemicals segment, offset by the reversal of certain workforce related and facility shutdown reserves in Corporate (as shown in the table below) resulting from our ability to meet certain obligations on more favorable terms than expected when the reserves were established. The remaining other charges of $2.2 million, were related to environmental costs at operating sites, largely in our Industrial Chemicals segment.

2002

In 2002, restructuring and other charges of $30.1 million, consisted of charges related to each of our segments. The details, by segment, are discussed below.

In an effort to mitigate the effects of the continued economic weakness in the markets served by our Industrial Chemicals business we undertook several cost saving initiatives that resulted in $12.4 million of restructuring charges. Included in this amount was a $5.7 million restructuring charge for the mothballing of the basic production line at our hydrogen peroxide facility in Spring Hill, West Virginia. We also mothballed our Granger facility, in Green River, Wyoming, resulting in a $3.4 million restructuring charge. The majority of this

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charge was for facility shutdown activities and severance, all of which occurred in 2002. In addition we recorded a $3.3 million restructuring charge for costs related to reorganization efforts to reduce costs in our U.S. phosphorus chemicals business, alkali, peroxygens and at Foret. There were 150 severances related to these restructurings, all of which occurred in 2002. In addition, we recorded $2.6 million of other charges to increase reserves for environmental obligations at several Industrial Chemicals operating sites.

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

Restructuring and other charges in 2002 also included a $3.1 million charge for an early extinguishment of debt. The majority of this cost related to the redemption of 6.75 percent exchangeable senior subordinated debentures completed on June 3, 2002. An additional $3.7 million of charges were recorded for reorganization costs related to the spin-off and distribution of Technologies stock and transition costs related to a change in benefits administrator associated with the spin-off. In addition, we recorded $1.7 million of other charges to increase reserves for environmental obligations related to a multi-segment research and development facility.

The following table shows a rollforward of restructuring and other reserves and the related spending and other changes:

	U.S. Phosphorus Chemicals Business (1)				Workforce Related and Facility Shutdown (2)	Total
	Pocatello Shutdown
(in Millions)	Shutdown	Remediation	Tribal Fund	FMC’s Reorganization
Balance at 12/31/2002	$6.4	$38.6	$8.0	$1.6	$11.2	$65.8
Increase in reserves (3)	—	—	—	—	5.7	5.7
Cash payments (4)	(4.1)	(1.9)	(2.0)	(0.8)	(10.5)	(19.3)
Non-cash (5)	4.0	(5.0)	—	(0.2)	(1.9)	(3.1)

Balance at 12/31/2003 (6)	$6.3	$31.7	$6.0	$0.6	$4.5	$49.1
Increase in reserves (3)	—	—	—	—	3.5	3.5
Cash payments (4)	(5.7)	(0.4)	(2.0)	—	(7.1)	(15.2)
Non-cash (6)	1.2	(0.8)	—	(0.2)	—	0.2

Balance at 12/31/2004 (7) (8)	$1.8	$30.5	$4.0	$0.4	$0.9	$37.6

(1)	All phosphorus restructuring and other charges were recorded in 2001.
(2)	Of the spending in 2004 for workforce Related and Facility Shutdown activities $3.4 million related to 2002, $1.1 million related to 2003, and $2.6 million related to 2004. Of the spending in 2003 for Workforce Related and Facility Shutdown activities $4.2 million and $6.3 million were related to 2003 and 2002 reserves, respectively. At December 31, 2004, reserves recorded in 2004 totaled $0.9 million. At December 31, 2003 reserves recorded in 2003 and 2002 totaled $1.1 million and $3.4 million, respectively.
(3)	Primarily severance costs.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	Cash payments are net of recoveries of $8.4 million and $8.0 million in 2004 and 2003, respectively, from Astaris for its share of shutdown and remediation costs.
(5)	Net non-cash reserve changes resulted from our ability to meet certain obligations on more favorable terms than expected when the reserves were established and because some planned actions were ultimately not undertaken. The $5.0 million reclassification in 2003 within “Pocatello Shutdown” is discussed in Note 10 “Environmental.”
(6)	Represents a reclassification of $0.9 million from Remediation to shutdown activities. In addition $0.4 million representing Astaris recoveries was reclassed to the Astaris deferrals at September 30, 2004 ($0.3 million related to shutdown and $0.1 million related to remediation).
(7)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheets.
(8)	Shutdown and remediation reserve balances are recorded net of recoveries from Astaris of $13.0 million and $3.0 million, respectively.

NOTE 6	INVENTORIES

The current replacement cost of inventories exceeded their recorded values by $ 176.6 million at December 31, 2004 and $186.6 million at December 31, 2003 resulting in a LIFO gain in “costs of sales and services” During 2004 and 2003 inventory quantities were reduced in the U.S. due to liquidation of inventory quantities carried at lower costs as compared with the cost of 2004 and 2003 purchases. The effect of reducing certain LIFO quantities carried at lower than prevailing costs was not material to cost of sales or services in 2002. Approximately 50 percent of inventories in 2004 and approximately 56 percent of inventories in 2003 are recorded on the LIFO basis. In 2004 and 2003 approximately 50 percent and 44 percent, respectively, of inventories are determined on a FIFO basis.

Inventories consisted of the following:

	December 31,
	2004	2003
	(in Millions)
Finished goods and work in process	$156.4	$122.3
Raw materials	61.1	70.3

Net inventory	$217.5	$192.6

NOTE 7	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2004	2003
	(in Millions)
Land and land improvements	$147.7	$132.0
Mineral rights	24.8	24.8
Buildings	351.3	340.3
Machinery and equipment	2,402.2	2,292.8
Construction in progress	43.3	69.9

Total cost	2,969.3	2,859.8
Accumulated depreciation	1,857.4	1,731.7

Property, plant and equipment, net	$1,111.9	$1,128.1

Depreciation expense was $120.9 million, $112.5 million, $105.2 million in 2004, 2003 and 2002, respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8	INCOME TAXES

Domestic and foreign components of income from continuing operations before income taxes are shown below:

	Year Ended December 31,
	2004	2003	2002
	(in Millions)
Domestic	$(25.7)	$(89.9)	$38.8
Foreign	156.8	127.9	47.7

Total	$131.1	$38.0	$86.5

The provision (benefit) for income taxes attributable to income from continuing operations consisted of:

	Year Ended December 31,
	2004	2003	2002
	(in Millions)
Current:
Federal	$(22.9)	$—	$3.8
Foreign	38.5	15.6	5.9
State	—	(0.3)	0.5

Total current	15.6	15.3	10.2
Deferred	(60.1)	(17.1)	7.2

Total	$(44.5)	$(1.8)	$17.4

Total income tax provisions (benefits) were allocated as follows:

	Year Ended December 31,
	2004	2003	2002
	(in Millions)
Continuing operations	$(44.5)	$(1.8)	$17.4
Discontinued operations	(33.1)	(8.5)	(2.1)
Items charged directly to stockholders’ equity	(24.9)	17.9	(22.0)

Total	$(102.5)	$7.6	$(6.7)

Significant components of the deferred income tax provision (benefit) attributable to income from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in Millions)
Deferred tax (exclusive of valuation allowance)	$(76.1)	$(33.7)	$2.8
Increase in the valuation allowance for deferred tax assets	16.0	16.6	4.4

Deferred income tax provision (benefit)	$(60.1)	$(17.1)	$7.2

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets and liabilities were attributable to:

	Year Ended December 31,
	2004	2003
	(in Millions)
Reserves for discontinued operations, environmental and restructuring	$183.3	$210.4
Accrued pension and other postretirement benefits	41.4	43.1
Other reserves	25.5	26.5
Alternative minimum and foreign tax credit carryforwards	75.4	75.4
Net operating loss carryforwards	231.9	84.3
Other	30.3	7.8

Deferred tax assets	587.8	447.5
Valuation allowance	(55.0)	(39.0)

Deferred tax assets, net of valuation allowance	$532.8	$408.5

Property, plant and equipment, net	$57.9	$39.0
Other	1.7	14.4

Deferred tax liabilities	$59.6	$53.4

Net deferred tax assets	$473.2	$355.1

We have recognized that it is more likely than not that certain future tax benefits may not be realized as a result of current and future income. Accordingly, the valuation allowance has been increased in the current year to reflect lower than anticipated net deferred tax asset utilization.

At December 31, 2004, we have net operating loss and tax credit carryforwards as follows: U.S. net operating loss carryforwards of $430.5 million expiring in varying amounts and years through 2024, state net operating loss carryforwards of $983.8 million expiring in various amounts and years through 2024, foreign net operating loss carryforwards of $93.0 million expiring in various years, U.S. foreign tax credit carryforwards of $18.3 million expiring in various amounts and years through 2012, and alternative minimum tax credit carryforwards of $57.1 million with no expiration date.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate applicable to income from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
	2004	2003	2002
Statutory U.S. tax rate	35%	35%	35%

Net difference:
U.S. export sales benefit	(3)	(8)	(4)
Percentage depletion	(3)	(11)	(8)
State and local income taxes, less federal income tax benefit	(1)	(12)	(1)
Foreign earnings subject to different tax rates	(11)	(63)	(5)
Net operating loss carryforwards benefited	(9)	(22)	(2)
Effect of Argentine asset impairment	(1)	(2)	(1)
Tax on intercompany dividends and deemed dividend for tax purposes	12	32	1
Nondeductible expenses	1	3	1
Minority interests	1	1	2
Equity in earnings of affiliates not taxed	(1)	(2)	(1)
Effect of favorable IRS tax pronouncement	(30)	—	—
Change in valuation allowance	(24)	44	3

Total difference	(69)	(40)	(15)

Effective tax rate	(34)%	(5)%	20%

Our federal income tax returns for years through 1999 have been examined by the Internal Revenue Service (“IRS”) and substantially all issues have been settled. We believe that adequate provision for income taxes has been made for the open years 2000 and after. Income taxes have not been provided for the equity in undistributed earnings of foreign consolidated subsidiaries of $811.8 million or for foreign unconsolidated subsidiaries and affiliates of $13.8 million at December 31, 2004. Restrictions on the distribution of these earnings are not significant. It is not practical to estimate the amount of taxes that might be payable upon the remittance of such earnings. Foreign earnings taxable as dividends were $36.7 million, $48.0 million and $8.9 million in 2004, 2003 and 2002, respectively.

NOTE 9	DEBT

Refinancing

On October 29, 2004, we executed an amended and restated $600.0 million senior secured credit agreement (the “2004 Credit Agreement”), which provides for a $400.0 million revolving credit facility ($150 million of which is available for the issuance of letters of credit), a $100 million term loan, and a $100 million stand-alone letter of credit facility (collectively, the “Credit Facilities”). The net proceeds from the initial borrowings under the Credit Facilities, available cash and certain restricted cash released concurrently with the execution of the 2004 Credit Agreement were used to repay all borrowings under and terminate the former $241.8 million term loan, and to pay fees and expenses of approximately $4.0 million.

In connection with entering into the 2004 Credit Agreement, we wrote off approximately $9.9 million of deferred financing fees associated with the previous agreements. These deferred financing fees were included as a component of other assets in our condensed balance sheet and were recorded as “write-off of deferred financing fees” in our consolidated statements of income.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Terms of the 2004 Credit Agreement

The Credit Facilities replaced the $250.0 million non-amortizing revolving credit facility and a $40.0 million supplemental stand-by letter of credit facility, which were due to expire in October 2005, as well as a $241.8 million amortizing term loan due to mature in October of 2007.

Under the 2004 Credit Agreement, 2.5 percent of the original principal amount of the $100.0 million term loan is due and payable at the end of each quarter, commencing March 31, 2005, with the balance maturing on October 29, 2009. Amounts under the $400.0 million revolving credit facility may be borrowed, repaid and reborrowed from time to time until the maturity of the revolving credit facility on October 29, 2009. Voluntary prepayments and commitment reductions under the Credit Facilities are permitted at any time without fee upon proper notice and subject to minimum dollar amounts.

Obligations under the 2004 Credit Agreement bear interest at a floating rate, which is, at our option, either a base rate or a London InterBank Offered Rate (“LIBOR”) plus an applicable margin. The base rate is Citibank N.A.’s base rate. The initial applicable margin over LIBOR for the term loan and borrowings under the revolving credit facility is 1.00%. The applicable margins under our revolving credit facility and term loan are subject to adjustment based on the rating assigned to the Credit Facilities by each of Moody’s Investors Services, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”). Under the 2004 Credit Agreement, we are required to pay a commitment fee on the difference between the total amount of the revolving credit facility and the amount we borrow, or for which letters of credit were issued on our behalf, under the Credit Facilities. The initial commitment fee was 0.25 percent of the unused commitment per year. The commitment fee is subject to adjustment based on the ratings assigned to the Credit Facilities. We will also pay fees with respect to the base amount of letters of credit issued for our account at a rate per year equal to the applicable margin for LIBOR loans under the revolving credit facility under the 2004 Credit Agreement, plus a 0.15 percent issuance fee.

Our obligations under the Credit Facilities are guaranteed by each of our existing and subsequently acquired direct and indirect wholly owned domestic subsidiaries. Our obligations under the Credit Facilities are secured on a first-priority basis by substantially all of our domestic tangible and intangible assets, including a pledge of 100.0 percent of the stock of domestic subsidiaries and at least 65.0 percent of the stock of first-tier foreign subsidiaries. Certain collateral, consisting of our principal domestic manufacturing and processing facilities and our shares of FMC Wyoming Corporation, also secures approximately $578 million of outstanding public debt. Our pledge under the Credit Facilities of the collateral that also secures such outstanding public debt is limited on a first-lien basis to an aggregate amount not to exceed 10.0 percent of consolidated net tangible assets (as defined in the indentures securing such public debt) and thereafter is shared on an equal and ratable basis with such public debt. The Credit Facilities are secured equally and ratably with obligations owed to certain of our other credit providers and certain lenders to our foreign subsidiaries.

Debt maturing within one year:

Debt maturing within one year consists of the following:

	December 31,
	2004	2003
	(in Millions)
Short-term debt	$30.2	$13.8
Current portion of long-term debt	70.8	3.0

Total debt maturing within one year	$101.0	$16.8

Weighted average interest rates for short-term debt outstanding at year-end	9.4%	6.8%

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term debt consisted primarily of foreign credit lines at December 31, 2004 and December 31, 2003. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Restricted cash was $9.7 million and $136.9 million at December 31, 2004 and December 31, 2003, respectively. At December 31, 2003 restricted cash shown on the consolidated balance sheets provided collateral assuring the payment of certain self-insurance obligations, environmental remediation activities, future business commitments, and reimbursement obligations under letters of credit supporting variable-rate pollution control and industrial revenue bonds. At or subsequent to the execution of the 2004 Credit Agreement the majority of the restricted cash providing collateral supporting our obligations was released. Certain obligations were replaced with bank letters of credit under our Credit Facilities.

Long-term debt:

Long-term debt consists of the following:

	December 31, 2004
	Interest Rate Percentage	Maturity Date	December 31,
			2004	2003
			(in Millions)
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	1.85-7.05	2007-2032	$218.2	$218.7
Debentures (less unamortized discounts of $0.2 million and $0.2 million, respectively)	7.75	2011	45.3	45.3
Medium-term notes (less unamortized discounts of $0.2 million and $0.3 million, respectively)	6.75-7.32	2005-2008	177.3	177.1
Senior secured notes (less unamortized discounts of $3.0 million and $3.6 million, respectively)	10.25	2009	352.0	351.4
Senior secured term loan (less unamortized discounts of $3.9 million in 2003)	—	—	—	243.6
Senior secured term loan	3.31	2009	100.0	—
Senior secured revolving credit facility	5.25	2009	—	—
Other	2.5	2007	0.2	0.3

Total debt			893.0	1,036.4
Less: debt maturing within one year			70.8	3.0

Total long-term debt			$822.2	$1,033.4

At December 31, 2004 and 2003, there was $41.0 million of principal amount outstanding of variable-rate industrial and pollution control revenue bonds supported by $43.3 million in bank letters of credit. In 2003, these letters of credit were fully collateralized with cash included as part of “restricted cash” on the consolidated balance sheets. Concurrently with the execution of the 2004 Credit Agreement, the cash collateral was released.

At December 31, 2004, we had term loan facility borrowings of $100.0 million and no outstanding borrowings under our $400.0 million revolving credit facility. Letters of credit outstanding totaled $146.7 million, of which $47.9 million were issued under our $400 million revolving credit facility and $98.8 million were issued under our $100 million stand-alone letter of credit facility. Revolving credit facility availability was $352.1 million and stand-alone letter of credit availability was $1.2 million at December 31, 2004. The revolving credit facility and stand-alone letter of credit facility both expire in October 2009.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003, we had term loan facility borrowings of $247.5 million and no outstanding borrowings under our $250.0 million revolving credit facility. Letters of credit outstanding under the revolving credit facility totaled $2.6 million, resulting in availability under our revolving credit facility of $247.4 million at December 31, 2003. During 2003, we paid $163.6 million, including a premium of $0.3 million, plus accrued interest, to redeem all of the outstanding 6.375 percent senior notes due September 2003 and all of the 6.53 percent series-B medium-term notes due December 2003. The redemption of the notes was funded with $144.3 million from restricted cash.

Maturities of long-term debt

Maturities of long-term debt outstanding at December 31, 2004 are $70.8 million in 2005, $10.9 million in 2006, $62.5 million in 2007, $87.7 million in 2008, $417.1 million in 2009 and $247.7 million thereafter.

Covenants

The 2004 Credit Agreement contains financial covenants related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Additional covenants in the 2004 Credit Agreement include, among others, restrictions on creation of liens, limitations on acquisitions, joint ventures and other investments, limitations on restricted payments, including a prohibition on the payment of dividends by us, and restrictions on mergers, sales of assets and other fundamental changes. We were in compliance with all debt covenants at December 31, 2004. In addition we were in compliance with all debt covenants in effect at December 31, 2003.

Certain restrictive covenants, as well as the collateral securing the Credit Facilities would fall away upon the issuance of a corporate credit rating BBB- (stable) or higher by S&P and a rating of Baa3 (stable) or higher by Moody’s.

Compensating Balance Agreements

We maintain informal credit arrangements in many foreign countries. Foreign lines of credit, which include overdraft facilities, typically do not require the maintenance of compensating balances, as credit extension is not guaranteed but is subject to the availability of funds.

NOTE 10 ENVIRONMENTAL

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have been named a potentially responsible party, or PRP, at 27 sites on the federal government’s National Priority List. In addition, we received notice from the EPA or other regulatory agencies that we may be a PRP, or PRP equivalent, at other sites, including 48 sites at which we have determined that it is reasonably possible that we have an environmental liability. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a RI/FS or its equivalent at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a ROD has been issued.

Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation could be made. Accordingly, total reserves of $192.3 million and $203.1 million, respectively, before recoveries, were recorded at December 31, 2004 and 2003. The long-term portion of these reserves is included in “Environmental liabilities, continuing and discontinued” on the consolidated balance sheets, net of recoveries, and amounted to $165.5 million and $156.0 million at December 31, 2004 and 2003, respectively. The short-term portion of these obligations is recorded in accrued and other liabilities. In addition, we have estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $75.0 million at December 31, 2004.

To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. We have recorded recoveries, representing probable realization of claims against insurance companies, U.S. government agencies and other third parties, of $12.1 million and $17.0 million, respectively, at December 31, 2004 and 2003. These recoveries are recorded as an offset to the “Environmental liabilities, continuing and discontinued.” Cash recoveries for the years 2004, 2003 and 2002 were $6.1 million, $10.7 million and $16.2 million, respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below is a roll forward of our environmental reserves, continuing and discontinued from December 31, 2001 to December 31, 2004.

(in Millions)	Operating and Discontinued Sites (1)	Pocatello		Total
		Pre-existing (3)	Shutdown (4)
Total environmental reserves, net of recoveries at December 31, 2001 (2)	$137.9	$34.3	$46.7	$218.9

2002
Provision	10.2	—	—	10.2
Spending, net of recoveries	(21.8)	(3.5)	(8.1)	(33.4)

Net Change	(11.6)	(3.5)	(8.1)	(23.2)

Total environmental reserves, net of recoveries at December 31, 2002	$126.3	$30.8	$38.6	$195.7

Environmental reserves, current, net of recoveries	$6.5	$13.9	$4.3	$24.7
Environmental reserves, long-term continuing and discontinued, net of recoveries	119.8	16.9	34.3	171.0

Total environmental reserves, net of recoveries at December 31, 2002 (2)	$126.3	$30.8	$38.6	$195.7

2003
Provision	24.9	—	—	24.9
Spending, net of recoveries	(25.4)	(2.2)	(1.9)	(29.5)
Reclassifications	0.5	(0.5)	(5.0)	(5.0)

Net Change	—	(2.7)	(6.9)	(9.6)

Total environmental reserves, net of recoveries at December 31, 2003	$126.3	$28.1	$31.7	$186.1

Environmental reserves, current, net of recoveries	$12.5	$15.7	$1.9	$30.1
Environmental reserves, long-term continuing and discontinued, net of recoveries	113.8	12.4	29.8	156.0

Total environmental reserves, net of recoveries at December 31, 2003	$126.3	$28.1	$31.7	$186.1

2004
Provision	34.1	—	—	34.1
Spending, net of recoveries	(27.1)	(11.5)	(0.4)	(39.0)
Reclassifications	(0.2)	—	(0.8)	(1.0)

Net Change	6.8	(11.5)	(1.2)	(5.9)

Total environmental reserves, net of recoveries at December 31, 2004	$133.1	$16.6	$30.5	$180.2

Environmental reserves, current, net of recoveries	$3.2	$1.6	$9.9	$14.7
Environmental reserves, long-term continuing and discontinued, net of recoveries	129.9	15.0	20.6	165.5

Total environmental reserves, net of recoveries at December 31, 2004	$133.1	$16.6	$30.5	$180.2

(1)	“Current” includes only those reserves related to continuing operations.
(2)	Balance includes environmental remediation reserves related to the shutdown of Pocatello recorded as part of Pocatello shutdown, remediation and other costs reserve in 2001. (See rollforward of restructuring and other charges table in Note 5.)
(3)	Pocatello remediation reserve created prior to the decision to shut down the facility in 2001.
(4)	Additional remediation reserves recorded at the time of the Pocatello shutdown (Note 5).

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our total environmental reserves, before recoveries, include $176.7 million and $193.0 million for remediation activities and $15.6 million and $10.1 million for RI/FS costs at December 31, 2004 and 2003, respectively. For the years 2004, 2003 and 2002, we charged $34.7 million, $26.0 million, and $41.3 million, respectively, against established reserves for remediation spending, and $10.4 million, $14.2 million and $8.3 million, respectively, against reserves for spending on RI/FS. We anticipate that the remediation and RI/FS expenditures for current operating, previously operated and other sites will continue to be significant for the foreseeable future.

In December of 2001, Astaris ceased production at the Pocatello, Idaho elemental phosphorus facility. We are responsible for decommissioning of the plant and remediation of the site at an estimated cost (net of expected recoveries of $6.9 million from Astaris) of $46.7 million, which was reserved at December 31, 2001. To manage decommissioning and remediation more effectively, we reacquired the facility from Astaris in February 2002. The estimated closure and remediation costs include the remaining costs of compliance with a June 1999 Consent Decree settling outstanding alleged violations under RCRA at the Pocatello facility, costs expected under a July 2002 Consent Order with the Idaho Department of Environmental Quality (“Idaho Consent Order”) and costs to be incurred under a 1998 ROD under CERCLA which addresses ground water contamination and historic waste storage areas on the Pocatello facility portion of the Eastern Michaud Flats Superfund Site. We had previously signed a Consent Decree under CERCLA to implement this ROD, which was lodged in court on July 21, 1999. On August 3, 2000, the Department of Justice (“DOJ”) withdrew the CERCLA Consent Decree and announced that it needed to review the administrative record supporting the EPA’s remedy selection decision.

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

In 2004, 2003 and 2002, we recorded environmental provisions totaling $34.1 million ($20.8 million after tax), $24.9 million ($15.1 million after tax) and $10.2 million ($6.2 million after tax), respectively. These provisions related to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years.

At our facility in Middleport, New York, we are pumping and treating ground water and completed remediation of soil at properties adjacent to the site under a RCRA Corrective Action Order. We continue to investigate levels of potential contaminants in the soil at various properties in other areas near and around the site. We believe that the current reserve is sufficient to address the existing onsite remediation project and clean-up of soil, if necessary, at property immediately adjacent to the site. However, additional costs could result if more extensive off-site remediation is required. Costs are included in the estimate of reasonably possible environmental loss contingencies noted above.

Additionally, in the three months ended March 31, 2004, we recorded environmental provisions totaling $2.2 million ($1.3 million after-tax) to increase our reserves for environmental issues at our Middleport site to recognize specific obligations incurred at the end of that quarter.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of 2004, we reached agreement in principle with the EPA and the DOJ to settle certain liabilities at NPL sites in New Jersey. These agreements will be effective upon negotiation and entry of a final consent decree. The adjustment of $16.5 million ($10.1 million after-tax) to the environmental discontinued reserves reflects an increase in the reserve based upon the agreed settlement amounts for certain costs related to these sites.

On October 21, 1999, the Federal District Court for the Western District of Virginia approved a consent decree signed by us, the EPA (Region III) and the DOJ regarding past response costs and future clean-up work at the discontinued fiber-manufacturing site in Front Royal, Virginia. As part of a prior settlement, government agencies are expected to reimburse us for approximately one-third of the clean-up costs due to the government’s role at the site. Our $70 million portion of the settlement was charged to earnings in 1998 and prior years. The amount of the reserve for anticipated expenditures at our former site in Front Royal, Virginia, is $37.0 million.

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

Regarding current operating sites, we spent $4.9 million, $4.5 million and $9.7 million for the years 2004, 2003 and 2002, respectively, on capital projects relating to environmental control facilities. Additionally, in 2004, 2003 and 2002, we spent $23.3 million, $23.9 million and $24.5 million, respectively, for environmental compliance costs, which are operating costs not covered by established reserves.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 PENSIONS	AND OTHER POSTRETIREMENT BENEFITS

The funded status of our domestic qualified and non qualified pension plans, our United Kingdom pension plan, the defined benefit portion of our Canadian retirement plan and our domestic other postretirement healthcare and life insurance benefit plans for continuing operations, together with the associated balances recognized in our consolidated financial statements as of December 31, are shown in the tables below.

The following tables reflect a measurement date of December 31:

	Pensions		Other Benefits
	December 31,
	2004	2003	2004	2003
	(in Millions)
Accumulated benefit obligation:
Plans with unfunded accumulated benefit obligation	$796.6	$746.1	$—	$—

Change in projected benefit obligation
Projected benefit obligation at January 1	$796.4	$755.1	$79.5	$89.1
Service cost	14.0	13.1	0.4	0.4
Interest cost	48.7	47.4	4.7	4.9
Actuarial (gain) or loss	37.5	20.3	0.8	(1.2)
Amendments	0.6	0.9	—	(7.1)
Foreign currency exchange rate changes	1.7	1.8	—	—
Plan participants’ contributions	0.2	0.2	5.9	4.4
Benefits paid	(45.9)	(42.4)	(13.1)	(11.0)
Curtailment	—	—	(1.0)	—

Projected benefit obligation at December 31	853.2	796.4	77.2	79.5

Change in fair value of plan assets:
Fair value of plan assets at January 1	686.8	601.9	—	—
Actual return on plan assets	76.7	115.7	—	—
Foreign currency exchange rate changes	1.2	1.5	—	—
Company contributions	13.6	9.9	7.2	6.6
Plan participants’ contributions	0.2	0.2	5.9	4.4
Benefits paid	(45.9)	(42.4)	(13.1)	(11.0)

Fair value of plan assets at December 31	732.6	686.8	—	—

Funded status of the plan (liability)	(120.6)	(109.6)	(77.2)	(79.5)
Unrecognized actuarial loss	102.5	85.5	12.7	12.6
Unrecognized prior service cost (income)	3.9	4.9	(6.4)	(10.8)
Unrecognized transition asset	(0.8)	(0.8)	—	—

Net amount recognized in the balance sheet at December 31	$(15.0)	$(20.0)	$(70.9)	$(77.7)

Prepaid benefit cost	$1.2	$1.1	$—	$—
Accrued benefit liability	(73.3)	(69.2)	(70.9)	$(77.7)
Intangible asset	4.0	4.9	—	—
Accumulated other comprehensive income	53.1	43.2	—	—

Net amount recognized in the balance sheet at December 31	$(15.0)	$(20.0)	$(70.9)	$(77.7)

Following are the weighted average assumptions used to determine the benefit obligations at December 31:

Discount Rate	6.00%	6.25%	6.00%	6.25%
Rate of compensation increase	4.20%	4.00%	—	—

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Accumulated Benefit Obligation of the pension plans was $798.2 and $746.1 at December 31, 2004 and December 31, 2003, respectively.

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income) for the years ended December 31:

	Year Ended December 31
	Pensions			Other Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.50%	7.00%	6.25%	6.50%	7.00%
Expected return on plan assets	8.75%	9.00%	9.25%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.25%	—	—	—
Components of net annual benefit cost (in millions):
Service cost	$14.0	$13.1	$13.0	$0.4	$0.4	$0.7
Interest cost	48.7	47.4	47.2	4.7	4.9	5.8
Expected return on plan assets	(57.2)	(56.7)	(57.1)	—	—	—
Amortization of transition asset	(0.1)	(0.1)	(0.1)	—	0.7	—
Amortization of prior service cost	1.6	1.6	1.7	(2.4)	(3.5)	(6.0)
Recognized net actuarial (gain) loss	1.8	(0.1)	(0.9)	0.7	—	0.6
Recognized gain due to curtailment	—	—	—	(3.0)	—	—

Net annual benefit cost from continuing operations	$8.8	$5.2	$3.8	$0.4	$2.5	$1.1

The asset allocation for our U.S. pension plan, and the target asset allocation for 2005, by asset category, is shown in the table below. The fair value of plan assets for our U.S. qualified pension plan was $716.1 million and $674.3 million, at December 31, 2004 and December 31, 2003, respectively. The expected long-term rate of return on these plan assets was 8.75% for 2004 and 9.00% for 2003. In developing the assumption for the long-term rate of return on assets for our plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 14 percent over the last 10 years (which is in excess of comparable market indices for the same period) as well as other factors. The current asset allocation for our plan is approximately 70 percent equities (U.S. and non-U.S.), 25 percent fixed-income, and 5 percent cash and other short-term investments. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately three percent, is between nine percent and eleven percent for both U.S. and non-U.S. equities, and between five percent and seven percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumption for the rate of return on assets.

		Percentage of Plan Assets December 31,
Asset Category	Target Asset Allocation	2004	2003
Equity securities	70 – 75%	69.8%	73.6%
Fixed income investments	25 – 30%	24.3%	26.1%
Cash and other short-term investments	0 – 5%	5.9%	0.3%

Total		100.0%	100.0%

Our U.S. qualified pension plan’s investment strategy consists of a total return investment management approach using a portfolio mix of equities and fixed income investments to maximize the long-term return of

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plan assets for an appropriate level of risk. The goal of this strategy is to minimize plan expenses by matching asset growth to the plan’s liabilities over the long run. Furthermore, equity investments are weighted towards value equities and diversified across U.S and non-U.S. stocks. Derivatives and hedging instruments may be used effectively to manage and balance risks associated with the plan’s investments. Investment performance and related risks are measured and monitored on an ongoing basis through annual liability measurements, periodic asset and liability studies, and quarterly investment portfolio reviews.

We made voluntary cash contributions to our U.S. qualified pension plan of $8.0 million and $7.0 million respectively for 2004 and 2003. In addition, we paid nonqualified pension benefits from company assets of $4.8 million and $2.4 million, for December 31, 2004 and 2003, respectively. We paid other postretirement benefits, net of participant contributions, of $7.2 million and $6.6 million for 2004 and 2003, respectively.

The following table reflects the estimated future benefits for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate.

Estimated Net Future Benefit Payments
(in millions)
2005	$53.2
2006	54.3
2007	55.2
2008	57.2
2009	58.3
2010 – 2014	321.7

The change in the discount rate used in determining domestic pension and other postretirement benefit obligations from 6.25 percent to 6.00 percent increased the projected pension and other postretirement benefit obligations by $25.8 million at December 31, 2004.

We recorded a $9.5 million increase to the additional minimum pension liability for the year ended December 31, 2004. The after-tax effect of this adjustment, $5.8 million, is reflected in accumulated other comprehensive income at December 31, 2004.

At December 31, 2004, we changed to a graded salary scale for determining the assumed rate of compensation increase used in determining our U.S. pension plan obligations and net annual pension benefit cost. This change resulted in a weighted average rate of compensation increase assumption of 4.20 percent and an increase to the projected benefit obligation of $2.2 million at December 31, 2004.

We implemented an additional plan change to the postretirement life insurance plan in 2004, eliminating the life insurance benefit for salaried and nonunion hourly employees who retire on or after January 1, 2005. This change had the effect of reducing our other postretirement benefit obligations by $1.0 million at December 1, 2004 and it resulted in a net reduction in our other postretirement net annual benefit cost of $2.9 million for the year ended December 31, 2004, including a curtailment gain of $3.0 million.

We implemented plan changes to the postretirement medical and life insurance plans, which together reduced our other postretirement benefit obligations by $7.1 million at January 1, 2003 and reduced our other postretirement net periodic benefit cost by $1.7 million for the year ended December 31, 2003. Specifically, for salaried and nonunion hourly employees, we eliminated the subsidy for the post-65 medical coverage and reduced life insurance benefits by 50 percent for those who retire on or after July 1, 2003. In addition, we froze the amount of company subsidy for this group at the 2002 levels. Also, salaried and nonunion hourly employees hired on or after January 1, 2003 will no longer be eligible for any retiree medical or retiree life insurance coverage.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The other postretirement benefit obligations shown in the above table under ‘Other Benefits’ reflect a change in the assumed ultimate healthcare cost trend rate effective December 31, 2003. The change in the ultimate healthcare cost trend rate from 6.0 percent to 5.25 percent decreased the projected postretirement benefit obligations by $0.5 million at December 31, 2003. For measurement purposes, 8 percent and 9 percent increases in the per capita cost of health care benefits for pre-65 and post-65 retirees, respectively, were assumed for 2005, grading down to an ultimate healthcare cost trend rate of 5.25 percent in 2010 and later years.

Assumed health care cost trend rates have an effect on the other postretirement benefit obligations and net periodic other postretirement benefit costs reported for the health care portion of the other postretirement plan. A one-percentage point change in the assumed health care cost trend rates would have the following effects at December 31, 2004:

	One Percentage Point Increase	One Percentage Point Decrease
	(in Millions)
Effect on total of service and interest cost components of net annual other postretirement benefit cost (income)	$0.2	$(0.2)
Effect on other postretirement benefit obligation	$2.9	$(2.8)

The other postretirement benefit obligations and net annual other postretirement benefit costs shown in the above tables under ‘Other Benefits’ do not reflect the effects of the Medicare Act. In September 2004, we elected not to recognize any of the potential accounting effects of the Medicare Act because the actuarial equivalence of our retiree medical plan was undeterminable as of September 30, 2004. We required more information on how actuarial equivalence would be calculated that was not available in existing versions of the regulations in order to determine if our retiree medical plan met the threshold.

On January 21, 2005, the Centers for Medicare & Medicaid Services (CMS) released the final regulations on the Medicare prescription drug benefit. The final regulations provide comprehensive guidance on how the actuarial equivalence of retiree medical plans will be determined. We are currently in the process of evaluating the final regulations to determine the estimated effects, if any, of the Medicare Act on our retiree medical plan and the other postretirement benefit liabilities and net annual other postretirement benefit costs reported in our consolidated financial statements.

We adopted SFAS No. 87, “Employers’ Accounting for Pensions,” for our defined benefit plans for substantially all employees in the United Kingdom and Canada. The financial impact of compliance with SFAS No. 87 for other non-U.S. pension plans is not substantially different from the locally reported pension expense. The cost of providing pension benefits for foreign employees covered by the other non-U.S. plans, was $3.0 million in 2004, $2.3 million in 2003 and $2.6 million in 2002.

In connection with our joint venture agreement with Solutia, Astaris agreed to fund an equal portion of FMC’s and Solutia’s future other postretirement benefit payments. Our receivable from Astaris, representing the approximate minimum amount of cash to be received under this portion of the agreement, amounted to $16.7 million at December 31, 2004 and 2003, respectively.

FMC Corporation Savings and Investment Plan.    The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. We match contributions up to specified percentages of each employee’s compensation depending on how the employee allocates his or her contributions. Charges against income for the matching contributions, were $6.1 million in 2004, $6.2 million in 2003, and $6.5 million in 2002.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 STOCK	COMPENSATION PLANS

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

Under the Plan, discretionary awards of restricted stock may be made to selected employees. The awards vest over periods designated by the Committee, with payment conditional upon continued employment. Compensation cost is recognized over the vesting periods based on the market value of the stock on the date of the award.

Under the FMC Deferred Stock Plan for Non-Employee Directors, a portion of the annual retainer for these directors was deferred and paid in the form of shares of our common stock upon retirement or other termination of their directorships. Effective January 1, 1997, the Board of Directors approved a comprehensive compensation plan that terminated the retirement plan for directors and increased the proportion of director compensation paid in common stock. Benefits provided for and earned under the former plan were converted into retainer stock units payable in shares of common stock upon retirement from the Board based on the fair market value of the common stock on December 31, 1996. The shares, however, will not be paid out until retirement from the Board. At December 31, 2004 and 2003, retainer stock units representing an aggregate of 42,702 and 46,260 shares of stock, respectively, were credited to the directors’ accounts. The plan was amended and restated May 1, 2000 and renamed the FMC Corporation Compensation Plan for Non-Employee Directors (the “director’s plan”). Beginning in 1997, non-employee directors were also granted options to purchase shares of stock at the fair market value of the stock at the date of grant. These grants vested one year from the grant date and expire after

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ten years. At December 31, 2004 and 2003 options for 23,452 and 46,040 shares, respectively, were outstanding at prices ranging from $33.76 to $40.56. Beginning in 2000, non-employee directors were paid in restricted stock units in lieu of stock options. At December 31, 2004 and December 31, 2003 restricted stock units representing 39,636 and 37,390 shares of stock were outstanding, respectively.

Since 2003, the directors’ plan has been treated as a subplan under the Plan, and the equity awards granted under the directors’ plan have been treated as awards made under the Plan. At December 31, 2004, we had 326,568 shares of restricted stock awards outstanding under the various plans.

The following summary shows stock option activity under the Plan for the three years ended December 31, 2004:

	Number of Shares Optioned But Not Exercised	Weighted-Average Exercise Price Per Share
	Number of Shares in Thousands
December 31, 2001 (2,716 shares exercisable)	3,855	$30.84

Granted	708	$34.00
Exercised	(409)	$26.89
Forfeited	(75)	$36.27

December 31, 2002 (2,594 shares exercisable)	4,079	$31.69

Granted	693	$15.83
Exercised	(32)	$16.33
Forfeited	(184)	$30.04

December 31, 2003 (2,650 shares exercisable)	4,556	$29.41

Granted	245	$37.95
Exercised	(1,572)	$29.06
Forfeited	(67)	$26.10

December 31, 2004 (1,734 shares exercisable)	3,162	$30.32

The following tables summarize information about fixed-priced stock options outstanding under the Plan at December 31, 2004:

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted- Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share
	Number of Shares in Thousands
$15.47 – $23.60	625	8.0	$16.04
$24.26 – $26.26	435	3.9	$24.72
$31.28 – $34.00	959	5.7	$33.14
$36.00 – $43.28	1,143	5.2	$37.90

Total	3,162	5.7	$30.32

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Exercisable (1)
Range of Exercise Prices	Number Exercisable at December 31, 2004	Weighted-Average Exercise Price Per Share
	Number of Shares in Thousands
$15.47 – $23.60	22	$21.79
$24.26 – $26.26	435	$24.72
$31.28 – $36.65	611	$33.64
$37.31 – $43.28	666	$38.34

Total	1,734	$33.06

(1)	On January 3, 2005, an additional 583,410 shares became exercisable at a weighted-average exercise price of $34.00 with an expiration date of February 14, 2012.

NOTE 13 STOCKHOLDERS’	EQUITY

The following is a summary of our capital stock activity over the past three years:

	Common Stock	Treasury Stock
	(Number of Shares in Thousands)
December 31, 2001	39,234	7,929
Equity offering	3,250	—
Stock options and awards	520	—
Stock for employee benefit trust, net	—	(10)
Stock repurchase	—	13

December 31, 2002	43,004	7,932
Stock options and awards	200	—
Stock for employee benefit trust, net	—	10

December 31, 2003	43,204	7,942
Stock options and awards	1,631	—
Stock for employee benefit trust, net	—	(136)

December 31, 2004	44,835	7,806

On June 6, 2002 we issued 3,250,000 shares of common stock at a net price per share of $31.25. Net proceeds from the issuance of these shares were $101.3 million. The proceeds were used to reduce outstanding borrowings under our then existing $240.0 million revolving credit facility.

We do not repurchase shares of common stock, except as needed to administer our employee benefit plans. Shares of common stock repurchased and contributed to a trust for an employee benefit program (net of shares resold as needed to administer the plan) were 135,771 net shares contributed, 10,210 net shares repurchased, and 9,900 net shares contributed in 2004, 2003 and 2002, respectively, at a cost of approximately $3.6 million, $0.1 million, and $0.5 million, respectively.

At December 31, 2004, 6.7 million shares of unissued FMC common stock were reserved for stock options and awards.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated other comprehensive loss consisted of the following:

	December 31,
	2004	2003
	(in Millions)
Deferred (loss) gain on derivative contracts	$(3.1)	$0.2
Minimum pension liability adjustment	(32.2)	(26.4)

Other comprehensive income (loss), net	(35.3)	(26.2)
Foreign currency translation adjustments	68.0	4.4

Accumulated other comprehensive gain (loss)	$32.7	$(21.8)

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

NOTE 14    EARNINGS PER SHARE

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

There were no excluded potential common shares from Diluted EPS for the year ended December 31, 2004. Diluted EPS for the years ended December 31, 2003 and 2002 excludes approximately 3.8 and 2.7 million potential common shares, respectively, related to our stock option plans because the option exercise price was greater than the average market prices of our common stock.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2004	2003	2002
	(in Millions Except Share and Per Share Data)
Earnings:
Income (loss) from continuing operations	$175.6	$39.8	$69.1
Discontinued operations, net of income taxes	(15.4)	(13.3)	(3.3)

Net income (loss)	$160.2	$26.5	$65.8

Basic earnings (loss) per common share
Continuing operations	$4.85	$1.13	$2.06
Discontinued operations	(0.42)	(0.38)	(0.10)

Net income (loss)	$4.43	$0.75	$1.96

Diluted earnings (loss) per common share
Continuing operations	$4.70	$1.12	$2.01
Discontinued operations	(0.42)	(0.37)	(0.09)

Net income (loss)	$4.28	$0.75	$1.92

Shares (in thousands):
Weighted average number of shares of common stock outstanding	36,240	35,193	33,468
Weighted average additional shares assuming conversion of stock options	1,111	398	875

Shares—diluted basis	37,351	35,591	34,343

NOTE 15 FINANCIAL	INSTRUMENTS AND RISK MANAGEMENT

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, restricted cash, trade receivables, other current assets, accounts payable, and amounts included in investments and accruals meeting the definition of financial instruments. These financial instruments are stated at their carrying value, which is a reasonable estimate of fair value.

Financial Instrument	Valuation Method
Foreign Exchange Forward Contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on current market prices for applicable currencies.

Energy Forward Contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices for applicable commodities.

Debt	Our estimates and information obtained from independent third parties using market data, such as bid/ask spreads for the last business day of the year.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	December 31, 2004		December 31, 2003
Assets (liabilities)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in Millions)
Foreign Exchange Forward Contracts	$(10.6)	$(10.6)	$(6.7)	$(6.7)
Energy Forward Contracts	6.4	6.4	8.4	8.4
Debt	(923.2)	(984.5)	(1,050.2)	(1,120.1)

Use of Derivative Financial Instruments to Manage Risk

We record foreign currency and energy contracts at fair value as assets or liabilities and the related gains or losses are deferred in stockholders’ equity as a component of other comprehensive income or loss. At December 31, 2004 the net deferred after-tax hedging loss in accumulated other comprehensive income was $3.1 million. At December 31, 2003, we recorded a gain of $0.2 million. We expect approximately $2.3 million of the 2004 losses to be realized in earnings over the twelve months ending December 31, 2005, as the underlying hedging transactions are realized. At various times, subsequent to December 31, 2005 we expect losses from cash flow hedge transactions to total, in the aggregate, approximately, $0.8 million. We recognize derivative gains and losses in the “costs of sales or services” line in the consolidated statements of income.

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

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to our outstanding cash flow hedges and which were recorded to earnings during the years ended December 31, 2004, 2003 and 2002 were immaterial.

We hold certain forward contracts that have not been designated as hedging instruments. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments, and changes in the fair value of these items are recorded in earnings. The net gain recorded in earnings for contracts not designated as hedging instruments in 2004 was $3.8 million. We recorded a net loss of $1.1 million in 2003 and a net gain of $9.0 million in 2002.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commodity Price Risk

We are exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas, which we attempt to mitigate by hedging the cost of natural gas with futures contracts.

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to our outstanding cash flow hedges and which were recorded to earnings during the year ended December 31, 2004 was $1.0 million. Cash flow hedges recorded to earnings during the years ended December 31, 2003 and 2002 were immaterial.

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

Interest rate swaps that meet specific conditions under SFAS No. 133 are accounted for as fair-value hedges. The net termination liability of these interest rate swap agreements was a liability of $1.2 million at December 31, 2004 and was not material at December 31, 2003. All fair value hedges were 100 percent effective at December 31, 2004 and 2003. As a result there was no effect on earnings from interest rate hedge ineffectiveness for 2004 and 2003.

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

Financial guarantees and letter-of-credit commitments

We enter into various financial instruments with off-balance-sheet risk as part of the normal course of business. These off-balance sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit, and other assistance to customers (Notes 1 and 17). Decisions to extend financial guarantees to customers, and the amount of collateral required under these guarantees, is based on our evaluation of creditworthiness on a case-by-case basis.

NOTE 16    RELATED-PARTY TRANSACTIONS

Prior to Technologies’ IPO, we and Technologies entered into certain agreements, which are described below, for purposes of governing the ongoing relationship between the two companies at and after the date of the Technologies separation from us.

After the reorganization and spin-off, we and Technologies continued to be related in several general and administrative areas. The Separation and Distribution Agreement (the “SDA”) includes provisions intended to

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

govern this ongoing relationship by establishing indemnity responsibilities, allocating responsibility for costs of the IPO and distribution, and establishing a process for the assignment of certain operating costs both prior to and after the IPO. The SDA also identified the assets to be transferred and the liabilities to be assumed by Technologies prior to the IPO.

The SDA provided for us and Technologies to enter into arrangements to govern the various interim relationships between the two companies.

A transition services agreement was entered into on December 31, 2001 between us and Technologies, which contemplated the provision of certain support services by one company to the other, such as cash management, accounting, tax, payroll, legal and other corporate, general and administrative functions. These services, with the exception of certain benefit-related services, terminated on December 31, 2002. Our costs related to these services totaled approximately $6 million in 2002.

We and Technologies entered into a tax sharing agreement wherein each company is obligated for those taxes associated with their respective businesses, generally determined as if each company filed its own consolidated, combined or unitary tax returns for any period where Technologies is included in the consolidated, combined or unitary tax return of us or our subsidiaries. If, within thirty months following the spin-off, Technologies breaches any representations in the tax sharing agreement relating to the favorable ruling we received from the IRS regarding the tax-free nature of the spin-off; takes or fails to take any action that causes such representations to be untrue; engages in a sale of substantially all of its assets; undergoes a change of control; or, discontinues the conduct of its business, the spin-off may be taxable to us. In the event the spin-off is determined to be taxable to us as a result of any of the foregoing, Technologies will be required to indemnify us for any resulting taxes, which would likely be material to our liquidity, results of operations and financial condition.

We and Technologies agreed that we would share insurance coverage under our comprehensive general liability and property policies through the 2002 renewal. The 2002 policy for general liability expired in September 2003 and separate programs were established by each company. The 2002 policy for property expired in March 2004, at which time we and Technologies established separate programs. We and Technologies will also share, on an equal basis, past insurance policies, subject to reservation of disproportionate coverage in our favor for all prior policy periods up to 1985. This is to recognize certain legacy liabilities we retained. If either company uses more than its share of the policy coverage, it must indemnify the other company to ensure that the indemnified company’s share of policy coverage is unaffected.

We agreed to guarantee the performance by Technologies of certain obligations under a number of contracts, debt instruments, and reimbursement agreements. The latter agreements are associated with certain letters of credit. Prior to the spin-off, these obligations related to the businesses of Technologies. As of December 31, 2004, these guaranteed obligations totaled $4.0 million compared to $6.8 million at December 31, 2003. Under the SDA, Technologies agreed to indemnify us for these obligations.

We and Technologies generally did not engage in any inter-company commercial transactions; accordingly, there were no significant intercompany purchases, sales, receivables or payables in 2004, 2003, or 2002 from transactions of a commercial nature.

During 2004, Our Board of Directors included several members who served on Technologies’ Board of Directors. They include: James R. Thompson and Edward J. Mooney. In addition, B. A. Bridgewater Jr. also served on both boards until his retirement from our board on April 27, 2004.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 COMMITMENTS,	GUARANTEES AND CONTINGENT LIABILITIES

We lease office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Leases of real estate generally provide for our payment of property taxes, insurance and repairs. Capital leases are not significant. Rent expense under operating leases amounted to $10.2 million, $16.4 million and $15.3 million in 2004, 2003 and 2002, respectively. Rent expense is net of credits (received for the use of leased transportation assets) of $22.8 million, $22.3 million and $21.2 million in 2004, 2003 and 2002, respectively.

Minimum future rentals under noncancelable leases are estimated to be payable as follows: $27.8 million in 2005, $26.7 million in 2006, $21.4 million in 2007, $20.3 million in 2008, $19.9 in 2009 and $114.8 million thereafter. Minimum future rentals for transportation assets included above aggregated approximately $92.6 million, against which we expect to continue to receive credits to substantially defray our rental expense.

Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials and energy total approximately $68.3 million. Since the majority of our minimum obligations under these contracts are over the life of the contract as opposed to a year-by-year basis, we are unable to determine the periods in which these obligations could be payable under theses contracts. However, we intend to fulfill the obligations associated with these contracts through our purchases associated with the normal course of business.

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees and indemnifications:

December 31, 2004
(in Millions)
Guarantees:
– Astaris letter of credit (1)	$10.0
– Technologies performance guarantees	4.0
– Guarantees of vendor financing	70.1
– Foreign equity method investment debt guarantees	6.4

Total	$90.5

(1)	Cancelled in February 2005.

Other Commitments

On June 30, 1999, we acquired the assets of Tg Soda Ash, Inc. from Elf Atochem North America, Inc. (“Elf Atochem”) for approximately $51.0 million in cash and a contingent payment due at year-end 2003 based on the financial performance of the combined soda ash operations between 2001 and 2003. On December 31, 2003, we made the required estimated payment in the amount of $32.4 million based upon contract requirements. This payment is subject to final adjustments based upon the audited financials of the business. We do not expect this adjustment to result in any additional material payments.

In connection with the finalization of Astaris’ external financing arrangements during the third quarter of 2000, we entered into an agreement with Astaris’ lenders under which we agreed to make payments (“keepwell payments”) sufficient to make up one-half of the shortfall in Astaris’ earnings below certain levels. Solutia, which owns the other 50 percent of Astaris, provided a parallel agreement under which it agreed to make up the other half of any shortfall. Astaris’ earnings did not meet the agreed levels for 2004, 2003 and 2002. We made keepwell payments of $35.5 million under this arrangement in 2004 compared to keepwell payments of $62.8 million in 2003 and $29.6 million in 2002. In each case, keepwell payments were applied to reduce the debt of Astaris.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As previously agreed with Astaris’ lenders, when the lenders’ commitments were reduced to $20.0 million, in June 2004 we provided a $6.1 million letter of credit in lieu of a cash keepwell payment in that amount and in the third quarter of 2004 we provided a $3.9 million letter of credit. Solutia had provided a similar letter of credit in the amount of $10 million supporting its parallel obligation. No further keepwell payments were made in 2004.

In February 2005, Astaris refinanced its credit agreement and entered into a new $75 million revolving credit agreement with a group of lenders. In connection with this refinancing, all amounts due to FMC and Solutia that had previously been deferred (approximately $16 million each) were repaid, and our obligation to make keepwell payments terminated, and our letters of credit in the amount of $10 million previously delivered in support of this obligation were cancelled.

We agreed to guarantee the performance by Technologies of certain obligations under several contracts, debt instruments, and reimbursement agreements associated with letters of credit. (See Note 16) These guaranteed obligations totaled $4.0 million as of December 2004 compared to $6.8 million as of December 31, 2003.

We also guarantee repayment of some of the borrowings of certain foreign equity method investments. The other investment owners provided parallel agreements. As of December 31, 2004, these guarantees had maximum potential payments of $6.4 million.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $70.1 and $44.3 million at December 31, 2004 and December 31, 2003, respectively, and are recorded on the consolidated balance sheets for each date as guarantees of vendor financing.

Contingencies

During the second quarter of 2004, we reached agreement in principle with the EPA and the DOJ to settle certain liabilities at two environmental remediation sites in New Jersey. These agreements will be final upon negotiation and entry of a final consent decree.

On October 14, 2003, Solutia, our joint venture partner in Astaris (See Note 4 for additional information on Astaris), filed a lawsuit against us with the Circuit Court of St. Louis County, Missouri claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris. Solutia dismissed this Missouri lawsuit in February 2004, after it had filed a virtually identical lawsuit in the U.S. Bankruptcy Court in the Southern District of New York. Solutia had filed for Chapter 11 bankruptcy protection in that same court on December 17, 2003. Our motion to remove the lawsuit from Bankruptcy Court was granted on June 18, 2004, and the matter is now pending in U.S. District Court for the Southern District of New York.

On January 28, 2005 we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. At this time, we do not believe the investigations are related. In connection with these two matters, in February 2005 punitive class action complaints were filed against all of the US hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Related cases were also filed in various state courts.

We are also party to another antitrust class action pending in Federal Court in the Eastern District of Pennsylvania, as well as various related state court cases alleging violations of antitrust laws involving our microcrystalline cellulose product.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. In our opinion, the ultimate resolution of our known contingencies is not expected to materially affect our consolidated financial position, results of operations or cash flows.

NOTE 18    BUSINESS SEGMENT AND GEOGRAPHIC DATA

	Year Ended December 31,
	2004	2003	2002
	(in Millions)
Revenue
Agricultural Products	$703.5	$640.1	$615.1
Specialty Chemicals	538.0	515.8	488.2
Industrial Chemicals	813.7	770.6	753.4
Eliminations	(4.0)	(5.1)	(3.8)

Total	$2,051.2	$1,921.4	$1,852.9

Income from continuing operations before income taxes
Agricultural Products	118.4	82.0	69.5
Specialty Chemicals	96.1	102.1	89.8
Industrial Chemicals	57.3	34.0	71.6
Eliminations	(0.6)	—	—

Segment operating profit (1)	271.2	218.1	230.9
Corporate	(40.3)	(37.3)	(35.6)
Other income and (expense), net	4.6	3.9	(0.4)

Operating profit before restructuring and other charges, interest expense, net, write-off of deferred financing fees and affiliate interest expense	235.5	184.7	194.9
Restructuring and other charges (2)	(15.0)	(48.2)	(30.1)
Interest expense, net	(78.4)	(92.2)	(71.6)
Write-off of deferred financing fees (3)	(9.9)	—	—
Affiliate interest expense (4)	(1.1)	(6.3)	(6.7)

Income from continuing operations before income taxes	$131.1	$38.0	$86.5

Business segment results are presented net of minority interests, reflecting only FMC’s share of earnings. The corporate line primarily includes staff expenses, while other income and expense, net consists of all other corporate items, including LIFO inventory adjustments and pension income or expense.

(1)	Results for all segments are net of minority interests in 2004, 2003 and 2002 of $ 3.8 million, $2.9 million and $3.4 million, respectively, the majority of which pertain to Industrial Chemicals.
(2)	Restructuring and other charges in 2004 related to Industrial Chemicals ($10.4 million), Agricultural Products ($3.3 million), Specialty Chemicals ($0.3 million) and Corporate ($1.0 million). Restructuring and other charges in 2003 related to Industrial Chemicals ($42.9 million), Specialty Chemicals ($6.2 million), Agricultural Products ($1.0 million) and Corporate ($1.9 million, gain). The Industrial Chemicals amount in both 2004 and 2003 includes our share of charges recorded by Astaris, which are included in “equity in (earnings) loss of affiliates” in our consolidated statements of income and were $11.5 million and $53.3 million, before tax, for the years ended December 31, 2004 and 2003, respectively. (See Notes 4 and 5) Restructuring and other charges in 2002 are related to Industrial Chemicals ($15.0 million), Agricultural Products ($4.7 million), Specialty Chemicals ($1.9 million) and Corporate ($8.5 million).

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	In connection with entering into the 2004 Credit Agreement on October 29, 2004, we wrote off $9.9 million of deferred financing fees associated with the previous credit agreement (See Note 9).
(4)	Our share of interest expense of Astaris. The equity in (earnings) loss of Astaris, is included in Industrial Chemicals.

	December 31,
	2004	2003	2002
	(in Millions)
Operating capital employed (1)
Agricultural Products	$505.0	$567.3	$583.7
Specialty Chemicals	661.3	628.6	560.5
Industrial Chemicals	643.7	594.6	547.6
Elimination	(0.6)	—	—

Total operating capital employed	1,809.4	1,790.5	1,691.8
Segment liabilities included in total operating capital employed	543.7	544.8	510.7
Corporate items	625.3	493.5	669.5

Total assets	$2,978.4	$2,828.8	$2,872.0

Segment assets (2)
Agricultural Products	$722.5	$754.5	$777.0
Specialty Chemicals	732.0	697.2	628.4
Industrial Chemicals	899.2	883.6	797.1
Elimination	(0.6)	—	—

Total segment assets	2,353.1	2,335.3	2,202.5
Corporate items	625.3	493.5	669.5

Total assets	$2,978.4	$2,828.8	$2,872.0

(1)	We view operating capital employed, which consists of assets, net of liabilities, reported by our operations and excluding corporate items such as cash equivalents, debt, pension liabilities, income taxes and LIFO reserves, as our primary measure of segment capital.
(2)	Segment assets are assets recorded and reported by the segments and are equal to segment operating capital employed plus segment liabilities. See Note 1.

	Year Ended December 31,
	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
	2004	2003	2002	2004	2003	2002	2004	2003	2002
	(in Millions)
Agricultural Products	$12.6	$15.8	$20.7	$29.3	$29.3	$29.5	$71.2	$65.1	$58.8
Specialty Chemicals	28.2	24.0	24.1	32.4	30.1	26.5	15.1	16.1	16.6
Industrial Chemicals	39.2	39.1	28.4	67.0	59.9	58.7	7.1	6.2	6.6
Corporate	5.4	8.1	10.7	5.6	5.3	4.1	—	—	—

Total	$85.4	$87.0	$83.9	$134.3	$124.6	$118.8	$93.4	$87.4	$82.0

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Segment Information

	Year Ended December 31,
	2004	2003	2002
	(in Millions)
Revenue (by location of customer):
North America (1)	$872.3	$834.8	$895.2
Europe/Middle East/Africa	593.2	559.9	469.6
Latin America	355.4	308.9	284.2
Asia Pacific	230.3	217.8	203.9

Total	$2,051.2	$1,921.4	$1,852.9

(1)	In 2004, countries with sales in excess of 10 percent of consolidated revenue consisted of the U.S. and Brazil. Sales for the U.S. and Brazil totaled $830.2 million and $206.6 million respectively for the year ending December 31, 2004. For the years ending December 31, 2003 and 2002 U.S. sales totaled $796.4 million and $ 853.7 million and Brazil sales totaled $157.9 million and $137.8 million respectively.

	December 31,
	2004	2003
	(in Millions)
Long-lived assets (1):
North America (2)	$888.7	$964.9
Europe/Middle East/Africa (2)	526.6	492.7
Latin America	22.9	23.1
Asia Pacific	18.9	16.2

Total	$1,457.1	$1,496.9

(1)	Geographic segment long-lived assets exclude long-term deferred income taxes on the consolidated balance sheets.
(2)	The countries with long-lived assets in excess of 10 percent of consolidated long-lived assets are the U.S. and Norway. Long-lived assets in the U.S. and Norway totaled $865.9 million and $214.1 million for year ended December 31, 2004 respectively. For the year ending December 31, 2003 U.S and Norway long-lived assets totaled $940.5 million and $196.4 million respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19 QUARTERLY	FINANCIAL INFORMATION (UNAUDITED)

	2004				2003
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
	(in Millions, Except Share and Per Share Data and Common Stock Prices)
Revenue	$505.7	$534.3	$497.5	$513.7	$434.0	$510.0	$470.5	$506.9
Gross Profit	128.1	156.7	137.8	154.4	108.8	139.3	126.1	146.7
Income from continuing operations before equity in (earnings) loss of affiliates, minority interests, net interest expense, write-off of deferred financing fees and income taxes	38.0	73.6	54.5	59.2	31.9	57.0	57.7	55.1
Income (loss) from continuing operations (1)	7.3	40.8	30.1	97.4	1.9	21.7	(3.4)	19.6
Discontinued operations, net of income taxes (2)	(1.8)	(10.1)	(0.6)	(2.9)	—	—	—	(13.3)

Net income (loss)	$5.5	$30.7	$29.5	$94.5	$1.9	$21.7	$(3.4)	$6.3

Basic net income (loss) per common share (3)	$0.15	$0.85	$0.81	$2.57	$0.05	$0.62	$(0.10)	$0.18

Diluted net income (loss) per common share (3)	$0.15	$0.82	$0.78	$2.47	$0.05	$0.61	$(0.10)	$0.18

Weighted average shares outstanding:
Basic	35.5	36.2	36.5	36.8	35.2	35.2	35.2	35.2
Diluted	36.4	37.3	37.8	38.3	35.7	35.5	35.2	35.6

Common stock prices:
High	$43.80	$45.05	$49.15	$50.50	$28.19	$23.00	$27.60	$34.86
Low	$32.95	$38.55	$38.44	$42.90	$14.22	$15.37	$22.41	$25.15

(1)	In the fourth quarter of 2004, our results were unfavorably impacted by a $7.5 million ($5.4 million after-tax) cumulative adjustment related to the recognition of revenue due to sales cutoff. The fourth quarter of 2004 was favorably impacted from tax adjustments representing a tax benefit of $38.6 million resulting from an adjustment to income tax liabilities due to a December 2004 pronouncement from the Internal Revenue Service and a tax benefit of $31.1 million primarily related to valuation allowance adjustments. In the third quarter of 2004, our results were unfavorably impacted by a $4.1 million ($3.2 million after-tax) cumulative adjustment related to the elimination of inter-company profit in our inventory arising in the third quarter of 2004 and prior periods. In the fourth and third quarter of 2003, our results were unfavorably impacted by $8.4 million ($5.1 million after-tax) and $44.9 million ($27.4 million after-tax), respectively, related to our portion of the Astaris restructuring.
(2)	In the fourth quarter of 2004, our results from discontinued operations were favorably impacted by $14.2 million or $0.38 per diluted share benefit recorded to discontinued operations due to adjustments to deferred tax liabilities related to previously discontinued operations.
(3)	The sum of quarterly earnings per common share may differ from the full-year amount due to changes in the number of shares outstanding during the year.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20	GUARANTORS

In accordance with the completion of the $600 million Amended and Restated Credit Agreement Dated as of October 29, 2004, condensed consolidated financial statements are being disclosed. The following entities: InterMountain Research and Development Corporation, FMC Asia-Pacific, Inc., FMC Overseas, Ltd., FMC WFC I, Inc., FMC WFC II, Inc., FMC WFC I NL, L.L.C., FMC Defense Corp., FMC Defense NL, L.L.C., FMC Properties, LLC, FMC Funding Corporation, FMC Idaho, LLC, wholly-owned direct and indirect domestic subsidiaries of FMC Corporation (“Guarantors”), fully and unconditionally guarantee the obligations under our Credit Facilities on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: FMC Corporation on a parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of December 31, 2004 and December 31, 2003, and for each of the years ended December 31, 2004, 2003 and 2002. The eliminating adjustments primarily reflect inter-company transactions, such as interest income and expense, accounts receivable and payable, advances, short- and long-term debt, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Guarantors as we have determined that such material information is available in the notes to FMC’s consolidated financial statements.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2004

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in Millions)
Revenues	$1,057.3	$—	$1,461.9	$(468.0)	$2,051.2
Costs of sales and services	733.0	—	1,194.8	(453.6)	1,474.2
Selling, general and administrative expenses	173.4	(0.4)	81.8	—	254.8
Research and development expenses	82.7	0.3	10.4	—	93.4
Restructuring and other charges (gains)	3.5	—	—	—	3.5

Total costs and expenses	992.6	(0.1)	1,287.0	(453.6)	1,825.9

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interest, interest expense, net, write-off of deferred financing fees and income taxes	64.7	0.1	174.9	(14.4)	225.3
Equity in (earnings) loss of affiliates	(182.2)	(60.5)	(2.0)	246.8	2.1
Intercompany dividend income	43.6	5.1	—	(48.7)	—
Minority interests	—	—	3.9	(0.1)	3.8
Interest expense, net	97.9	(19.3)	(0.2)	—	78.4
Write-off of deferred financing fees	9.9	—	—	—	9.9

Income (loss) from continuing operations before income taxes	182.7	85.0	173.2	(309.8)	131.1
Provision (benefit) for income taxes	(55.9)	7.4	4.0	—	(44.5)

Income (loss) from continuing operations	238.6	77.6	169.2	(309.8)	175.6
Discontinued operations, net of income taxes	(15.4)	—	—	—	(15.4)

Net income (loss)	$223.2	$77.6	$169.2	$(309.8)	$160.2

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2003

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in Millions)
Revenues	$1,003.6	$—	$1,300.2	$(382.4)	$1,921.4
Costs of sales and services	710.7	—	1,071.2	(381.4)	1,400.5
Selling, general and administrative expenses	166.4	(0.3)	70.8	—	236.9
Research and development expenses	78.4	0.4	8.6	—	87.4
Restructuring and other charges (gains)	(5.1)	—	—	—	(5.1)

Total costs and expenses	950.4	0.1	1,150.6	(381.4)	1,719.7

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interest, interest expense, net, and income taxes	53.2	(0.1)	149.6	(1.0)	201.7
Equity in (earnings) loss of affiliates	(99.2)	(49.3)	(1.7)	218.8	68.6
Intercompany dividend income	45.4	12.1	—	(57.5)	—
Minority interests	—	—	3.0	(0.1)	2.9
Interest expense, net	136.2	(46.5)	2.5	—	92.2

Income (loss) from continuing operations before income taxes	61.6	107.8	145.8	(277.2)	38.0
Provision (benefit) for income taxes	(36.7)	18.1	16.8	—	(1.8)

Income (loss) from continuing operations	98.3	89.7	129.0	(277.2)	39.8
Discontinued operations, net of income taxes	(13.3)	—	—	—	(13.3)

Net income (loss)	$85.0	$89.7	$129.0	$(277.2)	$26.5

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

Year Ended December 31, 2002

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in Millions)
Revenues	$1,013.9	$—	$1,192.2	$(353.2)	$1,852.9
Costs of sales and services	690.9	—	1,011.1	(342.1)	1,359.9
Selling, general and administrative expenses	158.1	(0.2)	66.2	—	224.1
Research and development expenses	72.8	0.2	9.0	—	82.0
Restructuring and other charges	30.1	—	—	—	30.1

Total costs and expenses	951.9	—	1,086.3	(342.1)	1,696.1

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interest, interest expense, net, and income taxes	62.0	—	105.9	(11.1)	156.8
Equity in (earnings) loss of affiliates	(112.5)	(11.2)	(2.0)	121.0	(4.7)
Intercompany dividend income	20.3	—	—	(20.3)	—
Minority interests	—	—	3.4	—	3.4
Interest expense, net	114.3	(51.9)	9.2	—	71.6

Income (loss) from continuing operations before income taxes	80.5	63.1	95.3	(152.4)	86.5
Provision (benefit) for income taxes	(19.9)	22.8	14.5	—	17.4

Income (loss) from continuing operations	100.4	40.3	80.8	(152.4)	69.1
Discontinued operations, net of income taxes	(3.3)	—	—	—	(3.3)

Net income (loss)	$97.1	$40.3	$80.8	$(152.4)	$65.8

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2004

	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
	(in Millions)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$61.5	$5.0	$155.6	$—	$222.1
Trade receivables, net of allowance	140.5	46.5	292.7	—	479.7
Inventories	66.3	—	208.2	(57.0)	217.5
Inter-company receivables	120.5	3.0	105.4	(228.9)	—
Other current assets	71.5	3.2	54.1	—	128.8
Deferred income taxes	24.6	—	—	—	24.6

Total current assets	484.9	57.7	816.0	(285.9)	1,072.7
Investments	2,218.0	381.8	19.0	(2,583.6)	35.2
Property, plant and equipment, net	533.2	0.1	578.6	—	1,111.9
Goodwill	3.3	—	166.5	—	169.8
Other assets	100.4	—	39.8	—	140.2
Deferred income taxes	448.6	—	—	—	448.6

Total assets	$3,788.4	$439.6	$1,619.9	$(2,869.5)	$2,978.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$30.2	$—	$30.2
Current portion of long-term debt	70.8	—	—	—	70.8
Accounts payable, trade and other	150.0	4.3	188.6	—	342.9
Inter-company payable	82.5	69.3	77.1	(228.9)	—
Accrued and other current liabilities	153.0	25.2	146.6	—	324.8
Accrued pension and other postretirement benefit, current	12.2	—	—	—	12.2
Income taxes	(221.3)	258.2	2.3	—	39.2

Total current liabilities	247.2	357.0	444.8	(228.9)	820.1
Long-term debt, less current portion	822.2	—	—	—	822.2
Accrued pension and other postretirement benefit, long-term	130.8	—	—	—	130.8
Inter-company long-term debt	1,237.8	(1,195.3)	(42.5)	—	—
Reserve for discontinued operations and environmental liabilities, continuing and discontinued	231.5	—	—	—	231.5
Other long-term liabilities	11.2	28.0	7.3	—	46.5
Minority interests in consolidated companies	2.6	—	48.5	—	51.1
Stockholders’ equity (deficit):
Common stock and retained earnings	1,576.4	1,249.9	1,161.8	(2,640.6)	1,347.5
Accumulated other comprehensive income	32.7	—	—	—	32.7
Treasury stock, common, at cost	(504.0)	—	—	—	(504.0)

Total stockholders’ equity	1,105.1	1,249.9	1,161.8	(2,640.6)	876.2

Total liabilities and stockholders’ equity	$3,788.4	$439.6	$1,619.9	$(2,869.5)	$2,978.4

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in Millions)
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$142.0	$0.5	$51.4	$—	$193.9
Trade receivables, net of allowance	166.3	39.6	272.3	—	478.2
Inventories	64.0	—	171.1	(42.5)	192.6
Inter-company receivables	153.3	6.2	130.9	(290.4)	—
Other current assets	61.3	3.0	47.8	—	112.1
Deferred income taxes	3.8	—	—	—	3.8

Total current assets	590.7	49.3	673.5	(332.9)	980.6
Investments	2,000.8	299.9	17.8	(2,273.5)	45.0
Property, plant and equipment, net	555.2	—	572.9	—	1,128.1
Goodwill	3.0	—	153.3	—	156.3
Other assets	134.2	—	33.3	—	167.5
Deferred income taxes	351.3	—	—	—	351.3

Total assets	$3,635.2	$349.2	$1,450.8	$(2,606.4)	$2,828.8

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$—	$13.8	$—	$13.8
Current portion of long-term debt	3.0	—	—	—	3.0
Accounts payable, trade and other	142.1	1.9	155.5	—	299.5
Inter-company payable	61.7	72.7	156.0	(290.4)	—
Accrued and other current liabilities	217.1	15.6	115.9	—	348.6
Accrued pension and other postretirement benefits, current	13.7	—	—	—	13.7
Income taxes	(231.5)	251.3	29.1	—	48.9

Total current liabilities	206.1	341.5	470.3	(290.4)	727.5
Long-term debt, less current portion	1,033.4	—	—	—	1,033.4
Accrued pension and other postretirement benefits, long-term	132.1	—	—	—	132.1
Inter-company long-term debt	1,218.3	(1,182.9)	(35.4)	—	—
Reserve for discontinued operations and environmental liabilities, continuing and discontinued	221.6	—	—	—	221.6
Other long-term liabilities	18.3	54.0	5.3	—	77.6
Minority interests in consolidated companies	2.6	—	45.7	—	48.3
Stockholders’ equity (deficit):
Common stock and retained earnings	1,332.2	1,136.6	964.9	(2,316.0)	1,117.7
Accumulated other comprehensive loss	(21.8)	—	—	—	(21.8)
Treasury stock, common, at cost	(507.6)	—	—	—	(507.6)

Total stockholders’ equity	802.8	1,136.6	964.9	(2,316.0)	588.3

Total liabilities and stockholders’ equity	$3,635.2	$349.2	$1,450.8	$(2,606.4)	$2,828.8

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

Year Ended December 31, 2004

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in Millions)
Cash provided (required) by operating activities	$95.2	$16.8	$126.7	—	$238.7
Cash required by discontinued operations	(28.3)	—	—	—	(28.3)
Cash provided (required) by investing activities:
Capital expenditures	(36.4)	(0.1)	(48.9)		(85.4)
Other investing activities	(29.6)	—	5.6	—	(24.0)

Cash provided (required) by investing activities	(66.0)	(0.1)	(43.3)	—	(109.4)
Cash provided (required) by financing activities:
Change in short-term debt obligations, net	—	—	16.4	—	16.4
Repayment of long-term debt, net of increased borrowings	(148.1)	—	—	—	(148.1)
Other financing activities	193.9	(12.4)	(8.6)	—	172.9

Cash provided (required) by financing activities	45.8	(12.4)	7.8	—	41.2

Effect of exchange rate changes on cash and cash equivalents	—	0.2	13.0	—	13.2
Increase (decrease) in cash and cash equivalents	46.7	4.5	104.2	—	155.4
Beginning of year	5.1	0.5	51.4	—	57.0

End of period	$51.8	$5.0	$155.6	$—	$212.4

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

Year Ended December 31, 2003

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in Millions)
Cash provided (required) by operating activities	$(8.7)	$61.2	$168.2	$—	$220.7
Cash required by discontinued operations	(26.1)	—	—	—	(26.1)
Cash provided (required) by investing activities:
Capital expenditures	(34.6)	—	(52.4)	—	(87.0)
Other investing activities	(58.0)	—	(12.8)	—	(70.8)

Cash provided (required) by investing activities	(92.6)	—	(65.2)	—	(157.8)
Cash provided (required) by financing activities:
Change in short-term debt obligations, net	—	—	(50.5)	—	(50.5)
Repayment of long-term debt, net of increased borrowings	(168.2)	—	—	—	(168.2)
Other financing activities	254.5	(60.7)	(54.4)	—	139.4

Cash provided (required) by financing activities	86.3	(60.7)	(104.9)	—	(79.3)

Effect of exchange rate changes on cash and cash equivalents	—	—	9.9		9.9
Increase (decrease) in cash and cash equivalents	(41.1)	0.5	8.0	—	(32.6)
Beginning of year	46.2	—	43.4	—	89.6

End of period	$5.1	$0.5	$51.4	$—	$57.0

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW

Year Ended December 31, 2002

	Parent FMC Corporation	Guarantors	Non-Guarantors	Eliminations	Consolidated
	(in Millions)
Cash provided (required) by operating activities	$(78.8)	$45.0	$53.2	$—	$19.4
Cash required by discontinued operations	(29.6)	—	—	—	(29.6)
Cash provided (required) by investing activities:
Capital expenditures	(41.0)	—	(42.9)	—	(83.9)
Other investing activities	(30.0)	0.2	2.9	—	(26.9)

Cash provided (required) by investing activities	(71.0)	0.2	(40.0)	—	(110.8)
Cash provided (required) by financing activities:
Change in short-term debt obligations, net	(103.9)	—	31.3	—	(72.6)
Repayment of long-term debt, net of increased borrowing	415.2	—	—	—	415.2
Proceeds from equity offering	101.3	—	—	—	101.3
Other financing activities	(193.7)	(44.7)	(22.9)	—	(261.3)

Cash provided (required) by financing activities	218.9	(44.7)	8.4	—	182.6

Effect of exchange rate changes on cash and cash equivalents	—	—	4.6	—	4.6
Increase (decrease) in cash and cash equivalents	39.5	0.5	26.2	—	66.2
Beginning of year	6.7	(0.5)	17.2	—	23.4

End of period	$46.2	$—	$43.4	$—	$89.6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, FMC Corporation:

We have audited the accompanying consolidated balance sheets of FMC Corporation and consolidated subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on those consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Corporation and consolidated subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of FMC Corporation as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 9, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). FMC’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of FMC;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

•	provide reasonable assurance that receipts and expenditures of FMC are being made only in accordance with authorization of management and directors of FMC; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.

Based on this assessment, we determined that, as of December 31, 2004, FMC has effective internal control over financial reporting.

KPMG LLP, has issued an audit report on management’s assessment of internal control over financial reporting which appears on page 103.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, FMC Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting that FMC Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FMC Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that FMC Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, FMC Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Corporation and consolidated subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 9, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 9, 2005

FMC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

Description	Balance, Beginning of Year	Provision	Write-offs (1)	Balance, End of Year
	(in Millions)
December 31, 2004
Reserve for doubtful accounts	$6.9	$7.3	$(3.4)	$10.8

Deferred tax valuation allowance	$39.0	$16.0	$—	$55.0

December 31, 2003
Reserve for doubtful accounts	$6.7	$4.2	$(4.0)	$6.9

Deferred tax valuation allowance	$22.4	$16.6	$—	$39.0

December 31, 2002
Reserve for doubtful accounts	$8.4	$1.8	$(3.5)	$6.7

Deferred tax valuation allowance	$18.0	$4.4	$—	$22.4

(1)	Write-offs are net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2004. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Management’s annual report on internal control over financial reporting. Refer to Management’s Report on Internal Control Over Financial Reporting on page 102.

Audit report of the independent registered public accounting firm. Refer to Report of Independent Registered Public Accounting Firm on page 103.

(b) Change in Internal Controls. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the company’s most recent evaluation, including any corrective actions with regard to significant deficiencies or material weakness.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors, appearing under the caption “III. Board of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on April 26, 2005 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Item 4A. Executive Officers of the Registrant” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance—Audit Committee” and “—Corporate Governance” in the Proxy Statement, and information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “VII. Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporated herein by reference in response to this Item 10.

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be issued upon exercise	Weighted-average exercise price	Securities available for future issuance under equity compensation plans
Equity Compensation Plans approved by stockholders	3,490,114	$27.47	3,176,742
Equity Compensation Plans not approved by stockholders (1)	64,883	$13.42	—

(1)	See discussion of Director’s Plan in Note 12 to the consolidated financial statements included in this 10K.

All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the Proxy Statement in the section titled “II. The Proposals to be Voted On—Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference in response to this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Document filed with this Report

1.	Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.

2.	The following supplementary financial information is filed in this Form 10-K:

PAGE
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years 2004, 2003 and 2002	104

The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

3.	Exhibits: See attached Index of Exhibits

(b)	Exhibits

Exhibit No.	Exhibit Description

*3.1	Restated Certificate of Incorporation, as filed on June 23, 1998 (Exhibit 4.1 to FMC Corporation’s Form S-3 filed on July 21, 1998)

*3.2	Restated By-Laws of FMC Corporation, as of January 1, 2002 (Exhibit 3.2 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2002)

*4.1	Amended and Restated Rights Agreement, dated as of February 19, 1988, between FMC Corporation and Harris Trust and Savings Bank (Exhibit 4 to FMC Corporation’s Registration Statement on Form SE (File No. 1-02376) filed on March 25, 1993)

*4.1.a	Amendment to Amended and Restated Rights Agreement, dated February 9, 1996 (Exhibit 1 to FMC Corporation’s Current Report on Form 8-K filed on February 9, 1996)

*4.2	Succession Agreement, dated as of August 6, 2002, among FMC Corporation, BNY Midwest Trust Company as Trustee, and Wachovia Bank, National Association as Successor Trustee (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

*4.3	Indenture, dated as of October 21, 2002, among FMC Corporation, the Subsidiary Guarantors Named Therein and Wachovia Bank, National Association (Exhibit 10.10 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

4(iii)(A)	FMC Corporation undertakes to furnish to the Commission upon request, a copy of any instrument defining the rights of holders of long-term debt of FMC Corporation and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed.

*10.1	Amended and Restated Credit Agreement, dated as of October 29, 2004, among FMC Corporation and the Foreign Subsidiaries Party Thereto From Time to Time, the Lenders and Issuers Party Thereto, Citicorp USA, Inc., as Administrative Agent, Wachovia Bank, National Association, ABN AMRO Bank N.V. and National City Bank, as Co-Documentation Agents, Bank of America, N.A., as Syndication Agent, Societe General, Sumitomo Mitsui Banking Corporation and DnB NOR Bank ASA, as Co-Agents, and Citigroup Global Markets Inc., Banc of America Securities LLC and Wachovia Securities, Inc., as Co-Lead Arrangers and Co-Book Managers (the “Credit Agreement”) (Exhibit 10.1 to FMC Corporation’s Current Report on Form 8-K filed on November 2, 2004)

Exhibit No.	Exhibit Description

*10.2	U.S. Subsidiary Guarantee, dated as of October 21, 2002, by each of the Subsidiary Guarantors (Exhibit 10.3 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

*10.3	Parent Guarantee, dated as of October 21, 2002, by FMC Corporation (Exhibit 10.4 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

*10.4	Pledge and Security Agreement, dated as of October 21, 2002, by FMC Corporation in favor of Citicorp USA, Inc. as Bank Administrative Agent (Exhibit 10.5 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

*10.5	Shared Collateral Pledge and Security Agreement, dated as of October 21, 2002, by FMC Corporation in favor of Citibank N.A., as Collateral Trustee (Exhibit 10.6 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

*10.6	Collateral Trust Agreement, dated as of October 21, 2002, among FMC Corporation, Citicorp USA, Inc., Wachovia Bank, National Association, and Citibank, N.A. (Exhibit 10.7 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

10.7	Amendment No. 1, dated as of October 29, 2004, to the Pledge and Security Agreement, Shared Collateral Pledge and Security Agreement, Collateral Trust Agreement, Sharing Agreement and the U.S. Subsidiary Guaranty

† 10.8	FMC Corporation Compensation Plan for Non-Employee Directors, as amended through May 1, 2003

†* 10.9	FMC Corporation Salaried Employees’ Equivalent Retirement Plan, as amended and restated effective as of May 1, 2001 (Exhibit 10.6 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†* 10.9.a	First Amendment of FMC Corporation Salaried Employees’ Equivalent Retirement Plan, effective as of August 1, 2002 (Exhibit 10.12a to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†* 10.10	FMC Corporation Salaried Employees’ Equivalent Retirement Plan Grantor Trust, as amended and restated effective as July 31, 2001 (Exhibit 10.6.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†* 10.11	FMC Corporation Non-Qualified Savings and Investment Plan, as amended and restated effective as of September 28, 2001 (Exhibit 10.7 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†* 10.11.a	First Amendment of FMC Corporation Non-Qualified Savings and Investment Plan, effective as of July 1, 2003 (Exhibit 10.14a to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

† 10.11.b	Second Amendment to FMC Corporation Non-Qualified Savings and Investment Plan, effective as of January 1, 2004

†* 10.12	FMC Corporation Non-Qualified Savings and Investment Plan Trust, as amended and restated effective as of September 28, 2001 (Exhibit 10.7.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†* 10.12.a	First Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of October 1, 2003 (Exhibit 10.15a to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

Exhibit No.	Exhibit Description

† 10.12.b	Second Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust, effective as of January 1, 2004

†* 10.13	FMC Corporation Incentive Compensation and Stock Plan Amended and Restated as of January 1, 2002 (Exhibit 10.1 to FMC Corporation’s Annual Report on Form 10-K filed March 11, 2003)

†* 10.13a	Form of Long-term Incentive Plan Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004)

†* 10.13b	Form of Nonqualified Stock Option Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.2 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004)

†* 10.13c	Form of Key Manager Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.3 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004)

† 10.13d	Amendment, dated as of December 16, 2004, to the FMC Corporation Incentive Compensation and Stock Plan

†*10.14	FMC Corporation Executive Severance Plan, as amended and restated effective as of May 1, 2001 (Exhibit 10.10 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.15	FMC Corporation Executive Severance Grantor Trust Agreement, dated July 31, 2001 (Exhibit 10.10.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.16	Executive Severance Agreement, entered into as of October 1, 2001, by and between FMC Corporation and William G. Walter (Exhibit 10.22 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2002)

†*10.17	Executive Severance Agreement, entered into as of December 31, 2001, by and between FMC Corporation and W. Kim Foster, with attached schedule (Exhibit 10.20 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†*10.18	Executive Severance Agreement, entered into as of December 31, 2001, by and between FMC Corporation and Graham R. Wood, with attached schedule (Exhibit 10.24 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2002)

*10.19	Joint Venture Agreement between FMC Corporation and Solutia Inc., made as of April 29, 1999 (Exhibit 2.I to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.19.a	First Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of December 29, 1999 (Exhibit 2.II to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.19.b	Second Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of February 2, 2000 (Exhibit 2.III to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.19.c	Third Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of March 31, 2000 (Exhibit 2.IV to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

Exhibit No.	Exhibit Description

*10.20	Separation and Distribution Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 2.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

*10.21	Tax Sharing Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 10.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

*10.22	Transition Services Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 10.3 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

*10.23	Guaranty Agreement, dated September 14, 2000, made by FMC Corporation in favor of Astaris LLC (Exhibit 10.27 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of KPMG LLP as it relates to Astaris, LLC

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

99.1	Consolidated Financial Statement for Astaris, LLC for the year ended December 31, 2004

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement

(c)	Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated.

The consolidated financial statements of Astaris, LLP, our 50/50 joint venture with Solutia, for the three year period ended December 31, 2004 required to be included in this report pursuant to Rule 3-09 of Regulation S-X.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC CORPORATION

(Registrant)

By:	/s/ W. KIM FOSTER
W. Kim Foster
Senior Vice President and Chief Financial Officer

Date:   March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ W. KIM FOSTER W. Kim Foster	Senior Vice President and Chief Financial Officer	March 14, 2005

/S/ GRAHAM R. WOOD Graham R. Wood	Vice President, Controller (Principal Accounting Officer)	March 14, 2005

/S/ WILLIAM G. WALTER William G. Walter	Chairman of the Board and Chief Executive Officer

/S/ G. PETER D’ALOIA G. Peter D’Aloia	Director

/S/ PATRICIA A. BUFFLER Patricia A. Buffler	Director

/S/ MARK P. FRISSORA Mark P. Frissora	Director

/S/ C. SCOTT GREER C. Scott Greer	Director

/S/ EDWARD J. MOONEY Edward J. Mooney	Director

/S/ WILLIAM F. REILLY William F. Reilly	Director

/S/ ENRIQUE J. SOSA Enrique J. Sosa	Director

/S/ JAMES R. THOMPSON James R. Thompson	Director

INDEX OF EXHIBITS FILED WITH FORM 10-K OF FMC CORPORATION

FOR THE YEAR ENDED DECEMBER 31, 2004

Exhibit No.	Exhibit Description
10.7	Amendment No. 1, dated as of October 29, 2004, to the Pledge and Security Agreement, Shared Collateral Pledge and Security Agreement, Collateral Trust Agreement, Sharing Agreement and the U.S. Subsidiary Guaranty

10.8	FMC Corporation Compensation Plan for Non-Employee Directors, as amended through May 1, 2003

10.11b	Second Amendment FMC Corporation Non-Qualified Savings and Investment Plan, effective as of January 1, 2004

10.12b	Second Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust, effective as of January 1, 2004

10.13d	Amendment, dated as of December 16, 2004, to the FMC Corporation Incentive Compensation and Stock Plan

12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of KPMG LLP as it relates to Astaris LLC

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

99.1	Consolidated Financial Statements of Astaris, LLC for the year ended December 31, 2004