Form 10-Q
period 2005-03-31
FMC CORP
filed 2005-05-06
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT.)    YES  ☒    NO  ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at April 30, 2005
Common Stock, par value $0.10 per share	37,515,018

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in Millions, Except Per Share Data)	2005	2004
	(unaudited)
Revenue	$552.4	$505.7

Costs and Expenses
Costs of sales and services	390.2	377.6
Selling, general and administrative expenses	65.5	64.9
Research and development expenses	24.6	23.9
Restructuring and other charges	3.3	1.3

Total costs and expenses	483.6	467.7

Income from continuing operations before equity in (earnings) loss of affiliates, minority interests, interest expense, net and income taxes	68.8	38.0
Equity in (earnings) loss of affiliates	(4.3)	9.7
Minority interests	1.3	0.7
Interest expense, net	17.0	20.4

Income from continuing operations before income taxes	54.8	7.2
Provision (benefit) for income taxes	19.3	(0.1)

Income from continuing operations	35.5	7.3
Discontinued operations, net of income taxes	29.0	(1.8)

Net income	$64.5	$5.5

Basic earnings per common share:
Continuing operations	$0.95	$0.20
Discontinued operations	0.78	(0.05)

Net income	$1.73	$0.15

Diluted earnings per common share:
Continuing operations	$0.92	$0.20
Discontinued operations	0.75	(0.05)

Net income	$1.67	$0.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$229.3	$212.4
Restricted cash		9.7
Trade receivables, net of allowance of $11.9 at March 31, 2005 and $10.8 at December 31, 2004	564.8	479.7
Inventories	202.9	217.5
Other current assets	120.4	128.8
Deferred income taxes	8.6	24.6

Total current assets	1,126.0	1,072.7
Investments	36.4	35.2
Property, plant and equipment, net	1,076.7	1,111.9
Goodwill	162.1	169.8
Other assets	135.4	140.2
Deferred income taxes	433.5	448.6

Total assets	$2,970.1	$2,978.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$19.7	$30.2
Current portion of long-term debt	70.8	70.8
Accounts payable, trade and other	279.8	342.9
Accrued and other liabilities	249.8	254.7
Guarantees of vendor financing	75.6	70.1
Accrued pensions and other postretirement benefits, current	12.2	12.2
Income taxes	47.0	39.2

Total current liabilities	754.9	820.1
Long-term debt, less current portion	819.1	822.2
Accrued pension and other postretirement benefits, long-term	126.8	130.8
Environmental liabilities, continuing and discontinued	158.4	165.5
Reserve for discontinued operations	71.0	66.0
Other long-term liabilities	46.4	46.5
Minority interests in consolidated companies	50.5	51.1
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2005 or 2004	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2005 and 2004; 45,202,700 issued shares at March 31, 2005 and 44,835,330 issued shares at December 31, 2004	4.5	4.5
Capital in excess of par value of common stock	414.0	397.4
Retained earnings	1,010.1	945.6
Accumulated other comprehensive gain	15.9	32.7
Treasury stock, common, at cost: 7,718,525 shares at March 31, 2005 and 7,806,390 shares at December 31, 2004	(501.5)	(504.0)

Total stockholders’ equity	943.0	876.2

Total liabilities and stockholders’ equity	$2,970.1	$2,978.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in Millions)	2005	2004
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Income from continuing operations	$35.5	$7.3
Adjustments from income from continuing operations to cash (required) provided by operating activities of continuing operations:
Depreciation and amortization	34.6	33.2
Equity in (earnings) loss of affiliates	(4.3)	9.7
Restructuring and other charges	3.3	1.3
Deferred income taxes	1.9	(0.3)
Minority interests	1.3	0.7
Other	5.8	4.4
Changes in operating assets and liabilities, excluding the effect of acquisitions and divestitures of businesses:
Trade receivables, net	(85.1)	(72.4)
Guarantees of vendor financing	5.5	11.8
Inventories	14.5	12.4
Other current assets and other assets	16.9	(6.0)
Accounts payable, trade and other	(63.1)	(42.8)
Accrued and other liabilities	14.8	(1.8)
Income taxes	7.8	(5.8)
Accrued pension and other postretirement benefits, net	(7.6)	(4.3)
Environmental spending, continuing	(0.5)	(0.8)
Restructuring and other spending	(5.8)	(4.5)

Cash required by operating activities	(24.5)	(57.9)

Cash provided (required) by discontinued operations:
Environmental spending, discontinued	(5.5)	(4.8)
Other discontinued spending	(2.0)	(1.7)
Proceeds from sale of real estate property	56.1	—

Cash provided (required) by discontinued operations	48.6	(6.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,
(in Millions)	2005	2004
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(13.9)	$(13.3)
Proceeds from disposal of property, plant and equipment	2.9	1.3
Decrease in investments	1.9	—

Cash required by investing activities	(9.1)	(12.0)

Cash provided (required) by financing activities:
Net borrowings under committed credit facilities	—	67.0
Increase (decrease) in other short-term debt	(10.5)	9.0
Net decrease in restricted cash	9.7	0.2
Repayment of long-term debt	(2.7)	(4.5)
Distributions to minority partners	(1.5)	(1.2)
Issuances of common stock, net	14.5	15.5

Cash provided by financing activities	9.5	86.0

Effect of exchange rate changes on cash and cash equivalents	(7.6)	(1.5)

Increase (decrease) in cash and cash equivalents	16.9	8.1
Cash and cash equivalents, beginning of period	212.4	57.0

Cash and cash equivalents, end of period	$229.3	$65.1

Supplemental disclosure of cash flow information: Cash paid for interest was $8.7 million and $15.0 million, and cash paid for income taxes, net of refunds, was $6.6 and $6.1 million for the three months ended March 31, 2005 and 2004, respectively. In the first quarter of 2005, we contributed approximately 87,000 shares of treasury stock to our employee benefit plans having a cost of $2.4 million, which is considered a non-cash financing activity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the three months ended March 31, 2005 and 2004, and our financial position as of March 31, 2005. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet as of March 31, 2005 and the related condensed consolidated statement of operations for the three months ended March 31, 2005 and 2004, and condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.

Our accounting policies are set forth in detail in Note 1 to the 2004 consolidated financial statements on Form 10-K. Certain prior year amounts have been reclassified to conform to the current period’s presentation.

Note 2: Stockholders’ Equity

Stock Compensation

We have various stock-based compensation plans as described in Note 12 to the 2004 consolidated financial statements on Form 10-K. We account for our stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized related to our stock option plans. We record compensation expense for the restricted stock awards based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock compensation plans.

	Three Months Ended March 31,
(in Millions, Except Per Share Data)	2005	2004
Net income, as reported	$64.5	$5.5

Add: Total stock-based compensation expense included in reported net income, net of related tax effects	0.4	0.3
Deduct: Total stock-based compensation expense determined under a fair value based method, net of related tax effects	(0.9)	(1.6)

Pro forma net income	$64.0	$4.2

Basic earnings per common share:
As reported	$1.73	$0.15
Pro forma	$1.72	$0.12
Diluted earnings per common share:
As reported	$1.67	$0.15
Pro forma	$1.65	$0.12

Note 3: Recently Issued Accounting Pronouncements and Regulatory Items

New accounting standards

On March 30, 2005, FASB interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” was issued. This interpretation clarifies FASB Statement No. 143 “Asset Retirement Obligations” in that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The interpretation states that when an existing law, regulation, or contract requires an entity to perform an asset retirement activity, an unambiguous requirement to perform the retirement activity exists, even if that activity can be deferred indefinitely. The interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We are evaluating the effect that FIN 47 will have on our consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payments” (“SFAS 123R”). The statement requires that we record stock option expense in our financial statements based on a fair value methodology. In April 2005, the Securities and Exchange Commission (“SEC”) issued Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payments. The amendment requires that SFAS 123R be adopted beginning with the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005. We are evaluating the effect SFAS 123R will have on our consolidated financial statements.

On November 24, 2004, the FASB issued Statement of Financial Accounting Standards No. 151 “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (“Statement 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that abnormal inventory items be recognized as current-period changes regardless of whether they meet the “so abnormal” criterion outlined in ARB 43. Statement 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We are evaluating the effect of the adoption of Statement 151 will have on our consolidated financial statements.

On December 16, 2004, the FASB issued Statement 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29. This statement was a result of an effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, for nonmonetary exchanges of similar productive assets. Statement 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of the adoption of Statement 153 will depend on the nature and terms of such exchanges that we may enter into in the future.

In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare, Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) and requires certain disclosures pending determination as to whether the sponsor’s postretirement health care plan can reasonably expect to qualify for beneficial treatment under the act. The other postretirement benefit obligations and net periodic other postretirement benefit costs noted above do not reflect the effects of the Medicare Act. In September 2004, we elected not to recognize any of the potential accounting effects of the Medicare Act because the actuarial equivalence of our retiree medical plans was undeterminable as of September 30, 2004. We required more information on how actuarial equivalence would be calculated that was not available in existing versions of the regulations in order to determine if our retiree medical plan met the threshold.

On January 21, 2005, the Centers for Medicare & Medicaid Services (CMS) released the final regulations on the Medicare prescription drug benefit. The final regulations provide comprehensive guidance on how the actuarial equivalence of retiree medical plans will be determined. We are continuing to evaluate the final regulations as well as more recent guidance from the CMS to determine the estimated effects of the Medicare Act on our retiree medical plan and the other postretirement benefit liabilities and net annual other postretirement benefit costs reported in our consolidated financial statements.

New regulatory items

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law and the AJCA contains many tax provisions that are expected to affect us over the next several years as those provisions become effective. We are continuing to review these provisions and their application to some of our businesses to evaluate the effect these changes may have on income taxes included in our consolidated financial statements. The AJCA provides for the deduction for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in 2005. We will commence an evaluation of the effects of the repatriation provision in the first half of 2005, but do not expect to complete this evaluation until after the U.S. Treasury Department provides additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that we are considering for repatriation under the provision is between zero and $500 million. It is not practical to compute the related potential income tax that may be due upon the repatriation.

Note 4: Goodwill and Intangible Assets

Goodwill at March 31, 2005 and December 31, 2004 was $162.1 million and $169.8 million, respectively. The majority of goodwill is attributed to an acquisition in the Specialty Chemicals segment. There are no other material indefinite life intangibles, other than goodwill related to this acquisition, at March 31, 2005. The change in goodwill from December 31, 2004 to March 31, 2005 was due to the effect of foreign currency translation on the euro.

Our definite life intangibles totaled $12.8 million and $13.3 million at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, these definite life intangibles were allocated among our business segments as follows: $8.5 million in Agricultural Products, $2.7 million in Specialty Chemicals and $1.6 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, industry licenses and other intangibles. Amortization was not significant in the periods presented.

Note 5: Financial Instruments and Risk Management

In the first quarter of 2005, we settled certain energy forward contracts for which a portion of the original forecasted underlying energy purchase transactions became no longer probable. We recognized a gain of $2.9 million in our condensed consolidated statement of operations.

The portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to our outstanding cash flow hedges which were recorded to earnings during the three months ended March 31, 2005 and 2004 was immaterial.

At March 31, 2005, the net deferred hedging gain in accumulated other comprehensive gains was $15.7 million compared to a net loss of $3.1 million at December 31, 2004. Approximately $12.9 million of net gains are expected to be recognized in earnings during the twelve months ending March 31, 2006, as the underlying hedged transactions are realized, and net gains of $2.8 million are expected to be recognized at various times subsequent to March 31, 2006 and continuing through December 31, 2006.

In the first quarter of 2005, we terminated a $25.0 million notional principal value interest swap at a net cost of $510,000. During the second quarter of 2005, we terminated the remaining $75.0 million notional principal value interest swaps at a net cost of approximately $2 million. These amounts have been deferred as an adjustment to the carrying amount of our 10.25 percent senior secured notes due 2009 and will be amortized as an adjustment to interest expense over the remaining term of the original contract life of the terminated swap agreement.

Note 6: Property, Plant and Equipment

Property, plant and equipment consisted of the following, in millions:

	March 31, 2005	December 31, 2004
Property, plant and equipment	$2,939.5	$2,969.3
Accumulated depreciation	1,862.8	1,857.4

Property, plant and equipment, net	$1,076.7	$1,111.9

Note 7: Restructuring and other charges

Three Months Ended March 31, 2005

Restructuring and other charges totaled $3.3 million for the three months ended March 31, 2005 as a result of severance costs that are expected to result in improved cost efficiencies and a charge for the abandonment of an asset in our Agricultural products segment. The severance costs in the first quarter of 2005 totaling $1.1 million were recorded in our Specialty Chemicals segment and relate to approximately 20 people, most of whom separated from us in the 1st quarter of 2005. We committed to the abandonment of certain assets in our Agricultural Products segment before the end of their previously estimated useful life. Therefore, we revised depreciation estimates to reflect the use of these assets over their shortened useful life. As a result, the charge totaled $2.2 million in the first quarter of 2005 and we expect to take an additional charge of $3.0 million in the second quarter of 2005 associated with this accelerated depreciation.

Three Months Ended March 31, 2004

Restructuring and other charges totaled $1.3 million, for the three months ended March 31, 2004 as a result of severance costs that resulted in improved cost efficiencies. Agricultural Products recorded $0.8 million and Specialty Chemicals recorded $0.5 million in severance costs related to a total of approximately 30 people, all of whom separated from FMC in 2004.

Restructuring spending, net of recoveries, during the three months ended March 31, 2005 was primarily for shutdown costs at the Pocatello, Idaho facility and severance payments for previously announced workforce reductions. The following table shows a rollforward of restructuring and other reserves for the first three months of 2005 and the related spending and other changes:

(in Millions)	U.S. Phosphorus Chemicals Business (1)		FMC’s Reorganization	Workforce Related and Facility Shutdown (2)	Total
	Pocatello Shutdown	Tribal Fund
Balance at 12/31/2004	$32.3	$4.0	$0.4	$0.9	$37.6
Increase in reserves	—	—	—	1.1	1.1
Cash payments	(4.9)	—	—	(0.9)	(5.8)

Balance at 3/31/2005 (3) (4)	$27.4	$4.0	$0.4	$1.1	$32.9

(1)	All phosphorus restructuring and other charges were recorded in 2001.
(2)	Primarily severance costs.
(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.
(4)	Pocatello Shutdown reserve balance is recorded net of recoveries from Astaris of $16.0 million.

Subsequent Event

On April 26, 2005, we made the decision to close our Copenhagen, Denmark carrageenan plant and a blending facility in Bezons, France. High costs at the Copenhagen plant coupled with reduced demand for the specific extract types manufactured at that site have made it uneconomical for us to continue operation. We will consolidate production and supply carrageenan from other facilities around the world.

We expect the closures will result in an estimated pre-tax charge to earnings of approximately $30 million over the second and third quarters of 2005. Estimates of the total cost we expect to incur for each major type of cost associated with the closures are: (i) accelerated depreciation of plant and equipment of $23 million, (ii) severance and employee benefits of approximately $3 million, and (iii) $4 million of other costs. Net cash outlays related to the closures are expected to be approximately $5 million.

Note 8: Debt

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	March 31, 2005	December 31, 2004
Short-term debt	$19.7	$30.2
Current portion of long-term debt	70.8	70.8

Total debt maturing within one year	$90.5	$101.0

Short-term debt consisted primarily of foreign credit lines at March 31, 2005 and December 31, 2004. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Restricted cash shown on the condensed consolidated balance sheets at December 31, 2004 provided collateral assuring the payment of certain environmental remediation activities. By March 31, 2005, the restricted cash collateral was released in exchange for letters of credit issued under the October 29, 2004 Credit Agreement. There were no restricted cash balances at March 31, 2005. At December 31, 2004, restricted cash balances were $9.7 million.

Long-term debt:

Long-term debt consists of the following:

(in Millions)	March 31, 2005		3/31/2005	12/31/2004
	Interest Rate Percentage	Maturity Date
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	2.00 – 7.05	2007-2032	$218.0	$218.2
Debentures (less unamortized discounts of $0.2 million and $0.2 million, respectively)	7.75	2011	45.3	45.3
Medium-term notes (less unamortized discounts of $0.2 million and $0.2 million, respectively)	6.75 – 7.32	2005-2008	177.3	177.3
Senior secured notes (less unamortized discounts of $3.4 million and $3.0 million, respectively)	10.25	2009	351.6	352.0
Senior secured term loan	3.875	2009	97.5	100.0
Senior secured revolving credit facility	5.75	2009	—	—
Other	2.50	2007	0.2	0.2

Total debt			889.9	893.0
Less: debt maturing within one year			70.8	70.8

Total long-term debt			$819.1	$822.2

At March 31, 2005 and December 31, 2004, we had term loan facility borrowings of $97.5 million and $100.0 million, respectively. Revolving credit availability was $353.1 million at March 31, 2005 compared to $352.1 million at December 31, 2004 under our $400.0 million revolving credit facility. There were no outstanding borrowings under this facility at March 31, 2005 and December 31, 2004. Letters of credit outstanding under the revolving credit facility totaled $46.9 million and $47.9 million at March 31, 2005 and December 31, 2005, respectively. Outstanding letters of credit under the $100.0 million stand-alone letter of credit facility were $98.8 million at March 31, 2005 and December 31, 2004.

Among other restrictions, the 2004 Credit Agreement contains financial covenants related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at March 31, 2005 and December 31, 2004. Additional covenants in the 2004 Credit Agreement include, among others, restrictions on creation of liens, limitations on acquisitions, joint ventures and other investment, limitations on restricted payments, including a prohibition on the payment of dividends by FMC, and restrictions on mergers, sales of assets and other fundamental changes.

Note 9: Discontinued Operations

Our results of discontinued operations comprised the following:

	Three Months Ended March 31,
(in Millions)	2005	2004
Income from sale of real estate property related to previously discontinued operation (net of income tax expense of $22.6 million)	$32.9	—

Provision for contingent liability related to previously discontinued operation (net of income tax benefit of $2.3 million)	(3.7)	—

Provision for environmental liabilities and legal reserves related to previously discontinued operations (net of income tax benefit of $0.1 million and $1.2 million in 2005 and 2004, respectively)	(0.2)	(1.8)

Discontinued operations, net of income taxes	$29.0	$(1.8)

On February 17, 2005, we completed the sale to the city of San Jose, California of approximately 52 acres of land used by our former Defense Systems operations, which we divested in 1997. Proceeds from the sale were $56.1 million. In conjunction with the sale, we recorded a $6.0 million ($3.7 million after tax) contingent liability associated with land improvements on these properties. This liability is contractual and is for land improvements necessary to improve traffic flow in the area. We have an agreement with the city of San Jose for the sale of the remaining approximately 23 acres we own there. The city’s obligation to purchase the remaining land is subject to the satisfaction of certain conditions, including a review by the California Department of Toxic Substances Control.

Additionally, in the first three months of 2005, we recorded a $0.3 million ($0.2 million after tax) charge to discontinued operations related to environmental issues and legal reserves. Environmental charges of $2.9 million ($1.8 million after tax) were taken to increase our reserves in recognition of our share of the liability related to an anticipated consent order between the EPA and the primary responsible parties at the Anniston site and legal reserve charges in the amount of $1.0 million ($0.6 million after tax) were taken as well. Offsetting these amounts was $3.6 million ($2.2 million after tax) related to recognition of third-party environmental recoveries primarily at our Front Royal, Virginia site. (See a rollforward of our environmental reserves in Note 10.)

In the first three months of 2004, we recorded a $3.0 million ($1.8 million after tax) charge to discontinued operations. A charge of $2.2 million ($1.3 million after-tax) was taken to increase our reserves for environmental issues at our Middleport, New York site to recognize specific obligations incurred at the end of the first quarter of 2004. Additionally, we charged discontinued operations for legal costs related to previously discontinued businesses of $0.8 million ($0.5 million after-tax).

At March 31, 2005, substantially all other discontinued operations reserves recorded on our condensed consolidated balance sheets were related to other post-retirement benefit liabilities, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 2001.

Note 10: Environmental Obligations

We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $187.1 million and $192.3 million, excluding recoveries, have been provided at March 31, 2005 and December 31, 2004, respectively.

At March 31, 2005 and December 31, 2004, expected recoveries were $15.2 million and $12.1 million, respectively, with the majority at each date relating to existing contractual arrangements with U.S. government agencies and insurance carriers. Cash recoveries recorded, as realized claims against third parties were $0.5 million in the first three months of 2005. Total cash recoveries recorded for the year ended December 31, 2004 were $6.1 million.

The long-term portions of environmental reserves, net of recoveries, totaling $158.4 million and $165.5 million at March 31, 2005 and December 31, 2004, respectively, are included in environmental liabilities, continuing and discontinued. The short-term portion of continuing obligations is recorded as accrued and other liabilities.

We have estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $75 million at March 31, 2005 and may be satisfied over the next twenty years or longer. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. We believe the liability arising from these potential environmental obligations is not likely to have a materially adverse effect on our liquidity or financial condition.

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2004 to March 31, 2005.

(in Millions)	Operating and Discontinued Sites (1)	Pocatello		Total
		Pre-existing (4)	Remediation from Pocatello Shutdown (5)
Total environmental reserves, net of recoveries at December 31, 2004(3)	$133.1	$16.6	$30.5	$180.2

2005:
Provision (see note 9)	2.9	—	—	2.9
Spending, net of cash recoveries	(5.8)	(0.2)	(1.6)	(7.6)
Non-cash changes (2)	(3.6)	—	—	(3.6)

Net change	(6.5)	(0.2)	(1.6)	(8.3)

Total environmental reserves, net of recoveries at March 31, 2005 (3)	$126.6	$16.4	$28.9	$171.9

Environmental reserves, current, net of recoveries	3.4	1.6	8.5	13.5
Environmental reserves, long-term continuing and discontinued, net of recoveries	123.2	14.8	20.4	158.4

Total environmental reserves, net of recoveries at March 31, 2005 (3)	$126.6	$16.4	$28.9	$171.9

(1)	“Current” includes only those reserves related to continuing operations.
(2)	Adjustment related to our expected recoveries for a discontinued site in the first quarter of 2005. (See Note 9 “Reserves for Discontinued Operations.”)
(3)	Balance includes environmental remediation reserves related to the shutdown of Pocatello recorded as part of Pocatello shutdown, remediation and other charges in 2001. (See rollforward of restructuring and other charges table in Note 7.)
(4)	Pocatello remediation reserve created prior to the decision to shutdown the facility in 2001.
(5)	Additional remediation reserves recorded at the time of the Pocatello shutdown (Note 7).

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 10 to our 2004 consolidated financial statements on our 2004 Form 10-K.

Note 11: Earnings Per Share

Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share (“Diluted EPS”) consider the impact of potentially dilutive securites except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period.

There were no excluded potential common shares from Diluted EPS for the three months ended March 31, 2005. Diluted EPS for the three months ended March 31, 2004 excludes approximately 1.6 million potential common shares related to our stock option plans because the option exercise price was greater than the average market price of our common stock.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(in Millions Except Share and Per Share Data)	2005	2004
Earnings:
Income from continuing operations	$35.5	$7.3
Discontinued operations, net of income taxes	29.0	(1.8)

Net income	$64.5	$5.5

Basic earnings per common share
Continuing operations	$0.95	$0.20
Discontinued operations	0.78	(0.05)

Net income	$1.73	$0.15

Diluted earnings per common share
Continuing operations	$0.92	$0.20
Discontinued operations	0.75	(0.05)

Net income	$1.67	$0.15

Shares (in thousands):
Weighted average number of shares of common stock outstanding	37,192	35,479
Weighted average additional shares assuming conversion of stock options	1,518	899

Shares – diluted basis	38,710	36,378

Note 12: Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income (loss) for the quarter ended March 31, 2005 and 2004 consisted of the following:

(in Millions)	Three months ended March 31,
	2005	2004
Net income	$64.5	$5.5
Other comprehensive income (loss):
Foreign currency translation adjustment	(35.6)	(20.5)
Net deferral of hedging gains (losses)	18.8	5.3

Comprehensive income (loss)	$47.7	$(9.7)

Note 13: Pensions and Other Postretirement Benefits

The following table summarizes the components of net annual benefit cost (income) for the three months ended March 31, 2005 and 2004:

(in Millions)	Three Months Ended March 31,
	Pensions		Other Benefits
	2005	2004	2005	2004
Components of net annual benefit cost:
Service cost	$3.9	$3.6	$0.1	$0.1
Interest cost	12.4	12.1	1.1	1.6
Expected return on plan assets	(14.9)	(13.8)	—	—
Amortization of prior service cost	0.4	0.4	(0.5)	(0.6)
Recognized net actuarial (gain) loss	0.9	0.6	0.2	(0.1)

Net periodic benefit cost from continuing operations	$2.7	$2.9	$0.9	$1.0

We made voluntary cash contributions to our U.S. defined benefit pension plan of $5.0 million and $2.7 million in the three months ended March 31, 2005 and 2004, respectively. We expect that our total voluntary cash contributions to the plan for 2005 will be approximately $15 million.

Note 14: Joint Venture

Our investment in Astaris is our most significant joint venture investment. Astaris is owned equally by Solutia, Inc. (“Solutia”) and us. At March 31, 2005 our investment in Astaris was $10.0 million compared to $6.2 million at December 31, 2004. As part of financial support we provided to Astaris during its restructuring announced in December 2003, we agreed to defer certain payments anticipated from Astaris. These deferrals included scheduled reimbursement to us for shutdown of the joint venture’s elemental phosphorus plant in Pocatello, Idaho, amounts owed for the shutdown of the Green River, Wyoming sodium tripolyphosphate plant and amounts owed for certain raw materials supplied by us. In February 2005, all of these deferrals totaling approximately $16.0 million were repaid.

The formation of the Astaris joint venture and several key changes in the operating processes of the joint venture have from time to time resulted in the recording of assets and liabilities exclusive of our initial equity investment in Astaris. Other assets related to Astaris at March 31, 2005 include a receivable of $14.9 million due to Astaris’ agreement to fund an equal portion of FMC’s and Solutia’s future other postretirement benefit obligations to former employees of the companies’ phosphorus chemicals businesses and a receivable for $16.0 million for its contribution to the shutdown costs related to the closure of the Pocatello, Idaho plant.

Note 15: Guarantees, Commitments, and Contingencies

We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

Guarantees

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2005:

(in Millions)	March 31, 2005
Guarantees:
- Technologies performance guarantees	$4.0
- Guarantees of vendor financing	75.6
- Foreign equity method investment debt guarantees	6.1

Total	$85.7

Other Commitments

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

We guarantee the performance by FMC Technologies, Inc. of a debt instrument that totaled $4.0 million as of March 31, 2005 and December 31, 2004.

We also guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method investments. The other equity investors provide parallel agreements. As of March 31, 2005, these guarantees had maximum potential payments of $6.1 million compared to $6.4 million at December 31, 2004.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $75.6 and $70.1 million at March 31, 2005 and December 31, 2004, respectively, and are recorded on the consolidated balance sheets for each date as guarantees of vendor financing.

Contingencies

On June 30, 1999, we acquired the assets of Tg Soda Ash, Inc. from Arkema Inc. (formerly known as Elf Atochem North America, Inc.) for approximately $51.0 million in cash and a contingent payment due at year-end 2003 based on the financial performance of the combined soda ash operations between 2001 and 2003. On December 31, 2003, we made the required estimated payment in the amount of $32.4 million based upon contract requirements. This payment is subject to final adjustments based upon the audited financial statements of the business. We do not expect this adjustment to result in any additional material payments.

During the second quarter of 2004, we reached agreement in principle with the EPA and the U. S. Department of Justice to settle certain liabilities at two environmental remediation sites in New Jersey. These agreements will be final upon negotiation and entry of a final consent decree.

On October 14, 2003, Solutia, our joint venture partner in Astaris, filed a lawsuit against us with the Circuit Court of St. Louis County, Missouri claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris and also failed to disclose the information we had about the PPA technology. Solutia dismissed this Missouri lawsuit in February 2004, after it had filed a virtually identical lawsuit in the U.S. Bankruptcy Court in the Southern District of New York. Solutia had filed for Chapter 11 bankruptcy protection in that same court on December 17, 2003. Our motion to remove the lawsuit from Bankruptcy Court was granted on June 18, 2004, and the matter is now pending in U.S. District Court for the Southern District of New York. On March 29, 2005, the court dismissed certain of the claims relating to the alleged failure of the PPA technology for lack of standing on the part of Solutia.

On January 28, 2005 we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter is scheduled for the end of May 2005. We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. At this time, we do not believe the investigations are related. In connection with these two matters, in February 2005 putative class action complaints were filed against all of the US hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Related cases were also filed in various state courts.

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

Note 16: Segment Information

(in Millions)	Three Months Ended March 31,
	2005	2004
Revenue
Agricultural Products	$198.1	$173.4
Specialty Chemicals	136.8	134.7
Industrial Chemicals	218.4	198.3
Eliminations	(0.9)	(0.7)

Total	$552.4	$505.7

Income (loss) from continuing operations before income taxes
Agricultural Products	$33.6	$19.7
Specialty Chemicals	28.4	24.6
Industrial Chemicals	21.6	6.7
Eliminations	0.3	—

Segment operating profit	83.9	51.0
Corporate	(11.2)	(9.3)
Other income (expense), net	1.6	(2.8)

Operating profit before restructuring and other charges, interest expense, net and affiliate interest expense	74.3	38.9
Restructuring and other charges (1)	(2.3)	(10.8)
Interest expense, net	(17.0)	(20.4)
Affiliate interest expense (2)	(0.2)	(0.5)

Total	$54.8	$7.2

(1)	See Note 7 for details of restructuring and other charges.
(2)	Our share of interest expense of Astaris, the phosphorus joint venture. The equity in loss of the joint venture is included in the Industrial Chemicals segment.

Note 17: Guarantors

Wholly-owned direct and indirect domestic subsidiaries of FMC Corporation (“Guarantors”), fully and unconditionally guarantee the obligations for our 10.25% Senior Secured Notes due 2009 and our 2004 Credit Agreement on a joint and several basis. The following consolidating condensed financial statements present, in separate columns, financial information for: FMC Corporation on a parent-only basis carrying its investment in subsidiaries under the equity method; Guarantors on a combined, or where appropriate, consolidated basis, carrying investments in subsidiaries which do not guarantee the debt (the “Non-Guarantors”) under the equity method; Non-Guarantors on a combined, or where appropriate, consolidated basis; eliminating adjustments; and consolidated totals as of March 31, 2005 and December 31, 2004, and for each of the periods ended March 31, 2005 and 2004. The eliminating adjustments primarily reflect inter-company transactions, such as interest income and expense, accounts receivable and payable, advances, short- and long-term debt, royalties and profit in inventory eliminations. We have not presented separate notes and other disclosures concerning the Guarantors as we have determined that such material information is available in the notes to FMC’s consolidated financial statements.

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF INCOME (unaudited)

Three months ended March 31, 2005

(in Millions)	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$276.0	$—	$388.6	$(112.2)	$552.4
Costs of sales and services	187.2	—	322.2	(119.2)	390.2
Selling, general and administrative expenses	43.2	(0.1)	22.4	—	65.5
Research and development expenses	21.7	0.1	2.8	—	24.6
Restructuring and other charges	3.3	—	—	—	3.3

Total costs and expenses	255.4	—	347.4	(119.2)	483.6

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interest, interest expense, net, and income taxes	20.6	—	41.2	7.0	68.8
Equity in (earnings) loss of affiliates	(36.6)	(15.6)	(0.5)	48.4	(4.3)
Inter-company dividend income	10.4	—	—	(10.4)	—
Minority interests	—	—	1.3	—	1.3
Interest expense, net	26.8	(8.4)	(1.4)	—	17.0

Income (loss) from continuing operations before income taxes	40.8	24.0	41.8	(51.8)	54.8
Provision (benefit) for income taxes	2.0	5.6	11.7	—	19.3

Income (loss) from continuing operations	38.8	18.4	30.1	(51.8)	35.5
Discontinued operations, net of income taxes	29.0	—	—	—	29.0

Net income (loss)	$67.8	$18.4	$30.1	$(51.8)	$64.5

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF INCOME (unaudited)

Three months ended March 31, 2004

(in Millions)	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues	$271.6	$—	$349.3	$(115.2)	$505.7
Costs of sales and services	197.6	—	288.2	(108.2)	377.6
Selling, general and administrative expenses	45.5	(0.1)	19.5	—	64.9
Research and development expenses	21.2	0.1	2.6	—	23.9
Restructuring and other charges	1.3	—	—	—	1.3

Total costs and expenses	265.6	—	310.3	(108.2)	467.7

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, minority interest, interest expense, net, and income taxes	6.0	—	39.0	(7.0)	38.0
Equity in (earnings) loss of affiliates	(23.2)	(15.0)	(0.5)	48.4	9.7
Inter-company dividend income	8.2	—	—	(8.2)	—
Minority interests	—	—	0.7	—	0.7
Interest expense, net	24.9	(4.6)	0.1	—	20.4

Income (loss) from continuing operations before income taxes	12.5	19.6	38.7	(63.6)	7.2
Provision (benefit) for income taxes	(10.1)	1.7	8.3	—	(0.1)

Income (loss) from continuing operations	22.6	17.9	30.4	(63.6)	7.3
Discontinued operations, net of income taxes	(1.8)	—	—	—	(1.8)

Net income (loss)	$20.8	$17.9	$30.4	$(63.6)	$5.5

FMC Corporation

CONDENSED CONSOLIDATING BALANCE SHEET (unaudited)

March 31, 2005

(in Millions)	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$41.9	$5.4	$182.0	$—	$229.3
Trade receivables, net of allowance	195.8	48.4	320.6	—	564.8
Inventories	51.9	—	200.9	(49.9)	202.9
Inter-company receivables	146.9	2.9	87.8	(237.6)	—
Other current assets	66.7	0.5	53.2	—	120.4
Deferred income taxes	8.6	—	—	—	8.6

Total current assets	511.8	57.2	844.5	(287.5)	1,126.0
Investments	2,213.3	380.8	17.1	(2,574.8)	36.4
Property, plant and equipment, net	522.6	0.1	554.0	—	1,076.7
Goodwill	3.6	—	158.5	—	162.1
Other assets	98.3	—	37.1	—	135.4
Deferred income taxes	433.5	—	—	—	433.5

Total assets	$3,783.1	$438.1	$1,611.2	$(2,862.3)	$2,970.1

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Short-term debt	$—	$—	$19.7	$—	$19.7
Current portion of long-term debt	70.8	—	—	—	70.8
Accounts payable, trade and other	95.3	3.1	181.4	—	279.8
Inter-company payable	65.4	69.4	102.8	(237.6)	—
Accrued and other current liabilities	148.3	25.6	151.5	—	325.4
Accrued pension and other postretirement benefits, current	12.2	—	—	—	12.2
Income taxes	(221.3)	261.3	7.0	—	47.0

Total current liabilities	170.7	359.4	462.4	(237.6)	754.9
Long-term debt, less current portion	819.1	—	—	—	819.1
Accrued pension and other postretirement benefits, long-term	126.8	—	—	—	126.8
Inter-company long-term debt	1,252.3	(1,201.8)	(50.5)	—	—
Reserve for discontinued operations, environmental reserves and other long-term liabilities	229.4	—	—	—	229.4
Other long-term liabilities	17.2	22.9	6.3	—	46.4
Minority interests in consolidated companies	2.6	—	47.9	—	50.5
Stockholders’ equity (deficit):
Common stock and retained earnings	1,650.6	1,257.6	1,145.1	(2,624.7)	1,428.6
Accumulated other comprehensive loss	15.9	—	—	—	15.9
Treasury stock, common, at cost	(501.5)	—	—	—	(501.5)

Total stockholders’ equity	1,165.0	1,257.6	1,145.1	(2,624.7)	943.0

Total liabilities and stockholders’ equity	$3,783.1	$438.1	$1,611.2	$(2,862.3)	$2,970.1

FMC Corporation

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2004

(in Millions)	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents and restricted cash	$61.5	$5.0	$155.6	$—	$222.1
Trade receivables, net of allowance	140.5	46.5	292.7	—	479.7
Inventories	66.3	—	208.2	(57.0)	217.5
Inter-company receivables	120.5	3.0	105.4	(228.9)	—
Other current assets	71.5	3.2	54.1	—	128.8
Deferred income taxes	24.6	—	—	—	24.6

Total current assets	484.9	57.7	816.0	(285.9)	1,072.7
Investments	2,218.0	381.8	19.0	(2,583.6)	35.2
Property, plant and equipment, net	533.2	0.1	578.6	—	1,111.9
Goodwill	3.3	—	166.5	—	169.8
Other assets	100.4	—	39.8	—	140.2
Deferred income taxes	448.6	—	—	—	448.6

Total assets	$3,788.4	$439.6	$1,619.9	$(2,869.5)	$2,978.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$30.2	$—	$30.2
Current portion of long-term debt	70.8	—	—	—	70.8
Accounts payable, trade and other	150.0	4.3	188.6	—	342.9
Inter-company payable	82.5	69.3	77.1	(228.9)	—
Accrued and other current liabilities	153.0	25.2	146.6	—	324.8
Accrued pension and other postretirement benefit, current	12.2	—	—	—	12.2
Income taxes	(221.3)	258.2	2.3	—	39.2

Total current liabilities	247.2	357.0	444.8	(228.9)	820.1
Long-term debt, less current portion	822.2	—	—	—	822.2
Accrued pension and other postretirement benefit, long-term	130.8	—	—	—	130.8
Inter-company long-term debt	1,237.8	(1,195.3)	(42.5)	—	—
Reserve for discontinued operations and environmental liabilities, continuing and discontinued	231.5	—	—	—	231.5
Other long-term liabilities	11.2	28.0	7.3	—	46.5
Minority interests in consolidated companies	2.6	—	48.5	—	51.1
Stockholders’ equity (deficit):
Common stock and retained earnings	1,576.4	1,249.9	1,161.8	(2,640.6)	1,347.5
Accumulated other comprehensive income	32.7	—	—	—	32.7
Treasury stock, common, at cost	(504.0)	—	—	—	(504.0)

Total stockholders’ equity	1,105.1	1,249.9	1,161.8	(2,640.6)	876.2

Total liabilities and stockholders’ equity	$3,788.4	$439.6	$1,619.9	$(2,869.5)	$2,978.4

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (unaudited)

Three months ended March 31, 2005

(in Millions)	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash provided (required) by operating activities	$(91.5)	$6.9	$60.1	$—	$(24.5)
Cash required by discontinued operations	48.6	—	—	—	48.6
Cash provided (required) by investing activities:
Capital expenditure	(5.8)	—	(8.1)	—	(13.9)
Other investing activities	2.8	—	2.0	—	4.8

Cash provided (required) by investing activities	(3.0)	—	(6.1)	—	(9.1)

Cash provided (required) by financing activities:
Change in short-term debt obligations, net	—	—	(10.5)	—	(10.5)
Repayment of long-term debt	(2.7)	—	—	—	(2.7)
Other financing activities	38.7	(6.5)	(9.5)	—	22.7

Cash provided (required) by financing activities	36.0	(6.5)	(20.0)	—	9.5
Effect of exchange rate changes on cash	—	—	(7.6)	—	(7.6)

Increase (decrease) in cash and cash equivalents	(9.9)	0.4	26.4	—	16.9
Beginning of year	51.8	5.0	155.6	—	212.4

End of period	$41.9	$5.4	$182.0	$—	$229.3

FMC Corporation

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW (unaudited)

Three months ended March 31, 2004

(in Millions)	Parent FMC Corporation	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash provided (required) by operating activities	$(75.2)	$3.7	$13.6	$—	$(57.9)
Cash required by discontinued operations	(6.5)	—	—	—	(6.5)
Cash provided (required) by investing activities:
Capital expenditure	(5.8)	—	(7.5)	—	(13.3)
Other investing activities	0.1	—	1.2	—	1.3

Cash provided (required) by investing activities	(5.7)	—	(6.3)	—	(12.0)

Cash provided (required) by financing activities:
Change in short-term debt obligations, net	—	—	9.0	—	9.0
Repayment of long-term debt	(4.5)	—	—	—	(4.5)
Other financing activities	87.5	(3.7)	(2.3)	—	81.5

Cash provided (required) by financing activities	83.0	(3.7)	6.7	—	86.0
Effect of exchange rate changes on cash			(1.5)		(1.5)

Increase (decrease) in cash and cash equivalents	(4.4)	—	12.5	—	8.1
Beginning of year	5.1	0.5	51.4	—	57.0

End of period	0.7	0.5	63.9	—	65.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.

Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, “expects”, “should”, “could”, “may”, “will continue to”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section “Forward-Looking Statements” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”) and to similar disclaimers in all other reports and forms filed with the Securities and Exchange Commission (“SEC”). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

We further caution that the list of risk factors in the above referenced section of the 2004 10-K may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

We are a diversified, global chemical company providing innovative solutions and applications to a wide variety of end markets. We operate in three business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Agricultural Products’ principal focus is on insecticides, which are used to enhance crop yield and quality by controlling a wide spectrum of pests, and on herbicides, which are used to reduce the need for manual or mechanical weeding by inhibiting or preventing weed growth. Specialty Chemicals consists of our BioPolymer and lithium business and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding and disintegrant use and lithium specialties for pharmaceutical synthesis and energy storage. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, peroxygens and phosphorus chemicals.

We had strong first quarter performance across all our businesses. Industrial Chemicals benefited from price increases, particularly in soda ash. In Agricultural Products, our focused strategy combined with increased planted acres and strong pest pressures in Brazil, have led to a $24.7 million increase in revenue. Our liquidity position also improved primarily due to cash received in the amount of $56.1 million related to the sale of a portion of the San Jose, California property.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2004 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed with the Audit Committee of our Board of Directors those accounting policies that we have deemed critical. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.

The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Application of Critical Accounting Policies” section in our 2004 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.

•	Environmental

•	Impairment and valuation of long-lived assets

•	Pensions and other postretirement benefits

•	Income taxes

We did not adopt any changes in the current period that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND REGULATORY ITEMS

See Note 3 to our consolidated financial statements included in this form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

On October 29, 2004, we executed an amended and restated $600 million senior secured credit agreement (the “2004 Credit Agreement”), which provides for a $400.0 million revolving credit facility (a maximum of $150.0 million of which is available for the issuance of letters of credit), a $100.0 million term loan, and a $100.0 million stand-alone letter of credit facility (collectively, the “Credit Facilities”). Among other restrictions, the 2004 Credit Agreement contains financial covenants related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at March 31, 2005 and December 31, 2004. Additional covenants in the 2004 Credit Agreement include, among others, restrictions on creation of liens, limitations on acquisitions, joint ventures and other investment, limitations on restricted payments, including a prohibition on the payment of dividends by FMC, and restrictions on mergers, sales of assets and other fundamental changes.

Restricted cash shown on the condensed consolidated balance sheets at December 31, 2004 provided collateral assuring the payment of certain environmental remediation activities. By March 31, 2005, the restricted cash collateral was released in exchange for letters of credit issued under the 2004 Credit Agreement. There were no restricted cash balances at March 31, 2005. At December 31, 2004, restricted cash balances were $9.7 million.

At March 31, 2005 and December 31, 2004, we had term loan facility borrowings of $97.5 million and $100.0 million, respectively. Revolving credit availability was $353.1 million at March 31, 2005 compared to $352.1 million at December 31, 2004 under our $400.0 million revolving credit facility. There were no outstanding borrowings under this facility at December 31, 2004 and March 31, 2005. Letters of credit outstanding under the revolving credit facility totaled $46.9 million and $47.9 million at March 31, 2005 and December 31, 2004, respectively. Outstanding letters of credit under the $100.0 million stand-alone letter of credit facility were $98.8 million at March 31, 2005 and December 31, 2004.

Cash and cash equivalents, excluding restricted cash, at March 31, 2005 compared to December 31, 2004 were $229.3 million and $212.4 million, respectively. The majority of cash and cash equivalents were held by our foreign subsidiaries. We had total debt of $909.6 million and $923.2 million at March 31, 2005 and December 31, 2004, respectively. This included $819.1 million and $822.2 million of long-term debt (excluding current portions of $70.8 million) at March 31, 2005 and December 31, 2004, respectively. Short-term debt, which consists primarily of foreign borrowings, decreased to $19.7 million at March 31, 2005 compared to $30.2 million at December 31, 2004. The $3.1 million decrease in total long-term debt at March 31, 2005 from December 31, 2004 was due primarily to scheduled amortization under our term loan facility.

Statement of Cash Flows

Cash required by operating activities was $24.5 million for the three months ended March 31, 2005 compared to $57.9 million for the three months ended March 31, 2004. The decrease in cash required by operating activities reflected improved earnings, which was partially offset by an increase in accounts receivable due to higher sales in our Agricultural Products and Industrial Chemicals Groups and a decrease in accounts payable.

Cash provided by discontinued operations was $48.6 million for the first three months of 2005 compared to cash required of $6.5 million for the first three months of 2004. The improvement was primarily due to cash proceeds from the sale of a portion of our San Jose property.

Cash required by investing activities was $9.1 million for the three months ended March 31, 2005 compared to $12.0 million for the three months ended March 31, 2004. The decrease in the first quarter of 2005 was due to an increase in our dividends received from our equity investments compared to the same period in 2004. Cash provided by financing activities was $9.5 million for the first three months of 2005 compared to $86.0 million for the first three months of 2004. The decrease is due to lower borrowings under our committed revolving credit facility and uncommitted foreign credit lines.

During the first three months of 2005, we contributed approximately 87,000 shares of treasury stock to our employee benefit plans having a cost of approximately $2 million.

Commitments and other potential liquidity needs

Our cash needs for 2005 include operating cash requirements, capital expenditures, scheduled maturities of long-term debt, environmental spending and restructuring. We expect that with these needs, our debt balances, net of cash, will be approximately $220 million less than at year-end 2004. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our $400.0 million committed revolving credit facility.

In connection with the finalization of Astaris’ external financing arrangements during the third quarter of 2000, we entered into an agreement with Astaris’ lenders under which we agreed to make payments (“keepwell payments”) sufficient to make up one-half of the shortfall in Astaris’ earnings below certain levels. Solutia, which owns the other 50 percent of Astaris, provided a parallel agreement under which it agreed to make up the other half of any shortfall

As previously agreed with Astaris’ lenders, when the lenders’ commitments were reduced to $20.0 million, in June 2004 we provided a $6.1 million letter of credit in lieu of cash keepwell payment in that amount and in the third quarter of 2004 we provided a $3.9 million letter of credit. Solutia had provided a similar letter of credit in the amount of $10.0 million supporting its parallel obligation. In addition, we and Solutia agreed to defer until September 2005 a total of up to $27.0 million each in payments anticipated from Astaris.

In February 2005, Astaris refinanced its credit agreement and entered into a new $75.0 million revolving credit agreement with a group of lenders. In connection with this refinancing, all amounts due to us and Solutia that had previously been deferred (approximately $16.0 million each) were repaid, our obligation to make keepwell payments terminated, and our letters of credit in the amount of $10.0 million previously delivered in support of this obligation were cancelled.

In connection with Astaris’ new revolving credit agreement, Solutia and we consented, subject to approval received on March 11, 2005, of Solutia’s consent by the bankruptcy court overseeing Solutia’s Chapter 11 petition (as described below), to certain restrictions imposed by the revolving credit agreement on the ability of Astaris to make certain payments to us and Solutia. These restrictions relate to the absence of a default by Astaris, achievement of a minimum EBITDA threshold (as defined in the Astaris credit agreement) for the most recent four-quarter period and minimum borrowing availability. It is possible that these restrictions would delay some payments due to FMC from Astaris, although we do not anticipate that any deferrals in 2005 would exceed $10 million. The previously agreed upon deferral agreement among Astaris, Solutia and us in support of the Astaris restructuring plan was terminated.

In December 2003, Solutia filed a petition in the Southern District of New York under Chapter 11 of the United States Bankruptcy Code. Since no plan of reorganization has been proposed as yet, it is unclear what effect, if any, Solutia’s filing will have on our interest in Astaris. Astaris has reported that to date, Solutia has substantially fulfilled its contractual financial obligations to Astaris. However, Solutia, Astaris and we are parties to several agreements, including those under which Solutia manufactures certain phosphorus chemicals for Astaris. If Solutia fails to perform its contractual obligations or seeks to reject these executory contracts with Astaris, Astaris may have to seek alternate sources of supply. Under these circumstances, Astaris may have a damage claim against Solutia. There currently does not appear to be a need for future financial support by Solutia to Astaris. However, if in the future Astaris requires additional support from both its owners that Solutia could not fulfill, this failure may in turn adversely affect Astaris and our investment in the joint venture.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. Amounts recorded on our consolidated balance sheets as guarantees of vendor financing for March 31, 2005 and December 31, 2004 were $75.6 million and $70.1 million, respectively.

We guarantee the performance by FMC Technologies, Inc. of a debt instrument that totaled $4.0 million as of March 31, 2005 and December 31, 2004. We also guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method. The other equity investors provide parallel agreements. As of March 31, 2005, these guarantees had maximum potential payments of $6.1 million compared to $6.4 million at December 31, 2004.

We continually evaluate our options for divesting real estate holdings and property, plant and equipment that are no longer integral to any of our core operating businesses.

On February 17, 2005, we completed the sale to the city of San Jose, California of approximately 52 acres of land used by our former Defense Systems operations, which we divested in 1997. Proceeds from the sale were $56.1 million. In conjunction with the sale, we recorded a $6.0 million ($3.7 million after tax) contingent liability associated with land improvements on these properties. This liability is contractual and is for land improvements necessary to improve traffic flow in the area. We have an agreement with the city of San Jose for the sale of the remaining approximately 23 acres we own. The city’s obligation to purchase the remaining land is subject to the satisfaction of certain conditions, including a review by the California Department of Toxic Substances Control.

Projected environmental remediation spending for 2005 includes approximately $54.0 million of which approximately $12.0 million relates to Pocatello, approximately $17.0 million relates to the settlement of NPL sites in New Jersey, and approximately $25.0 million relates to other operating and discontinued business sites. This spending does not include expected spending of approximately $17.0 million and $7.0 million in 2005 and 2006, respectively, on capital projects relating to environmental control facilities. Also, we expect to spend in the range of approximately $22.0 million to $23.0 million annually in 2005 and in 2006 for environmental compliance costs, which are an operating cost of the company and are not covered by established reserves.

Contingencies

On June 30, 1999, we acquired the assets of Tg Soda Ash, Inc. from Arkema Inc. (formerly known as Elf Atochem North America, Inc.) for approximately $51.0 million in cash and a contingent payment due at year-end 2003 based on the financial performance of the combined soda ash operations between 2001 and 2003. On December 31, 2003, we made the required estimated payment in the amount of $32.4 million based upon contract requirements. This payment is subject to final adjustments based upon the audited financial statements of the business. We do not expect this adjustment to result in any additional material payments.

During the second quarter of 2004, we reached agreement in principle with the EPA and the U.S. Department of Justice to settle certain liabilities at two environmental remediation sites in New Jersey. These agreements will be final upon negotiation and entry of a final consent decree.

On October 14, 2003, Solutia, our joint venture partner in Astaris, filed a lawsuit against us with the Circuit Court of St. Louis County, Missouri claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris and also failed to disclose the information we had about the PPA technology. Solutia dismissed this Missouri lawsuit in February 2004, after it had filed a virtually identical lawsuit in the U.S. Bankruptcy Court in the Southern District of New York. Solutia had filed for Chapter 11 bankruptcy protection in that same court on December 17, 2003. Our motion to remove the lawsuit from Bankruptcy Court was granted on June 18, 2004, and the matter is now pending in U.S. District Court for the Southern District of New York. On March 29, 2005, the court dismissed certain of the claims relating to the alleged failure of the PPA technology for lack of standing on the part of Solutia.

On January 28, 2005 we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter is scheduled for the end of May 2005. We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. At this time, we do not believe the investigations are related. In connection with these two matters, in February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Related cases were also filed in various state courts.

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

On June 30, 2005, our collective-bargaining agreement in Green River, Wyoming, expires. We cannot predict the outcome of future contract negotiations.

DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISKS

Our earnings, cash flows and financial position are exposed to market risks relating to fluctuations in commodity prices, interest rates and foreign currency exchange rates. Our policy is to minimize exposure to our cash flow over time caused by changes in commodity, interest and exchange rates. To accomplish this, we have implemented a controlled program of risk management consisting of appropriate derivative contracts entered into with major financial institutions.

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

At March 31, 2005, our net financial instrument position of interest rate swaps and currency and energy hedges was a net asset of $14.5 million compared to a net liability of $5.4 million at December 31, 2004. The change in the net financial instrument position was due to unrealized gains in our energy portfolio and lower unrealized losses in our foreign currency portfolio.

Commodity Price Risk

Energy costs are approximately 10 percent of our costs of sales and services. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous percentage change in energy market prices from their levels at March 31, 2005 and December 31, 2004 with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would have resulted in increases of the net asset positions at March 31, 2005 and December 31, 2004 of $11.9 million and $10.6 million, respectively. A 10 percent decrease in energy market prices would have resulted in a decrease of the net asset position at March 31, 2005 of $11.8 million. At December 31, 2004, a 10 percent decrease in energy market prices would have resulted in a decrease of $10.7 million in the net asset position and as a result would change the net asset position into a net liability position at December 31, 2004.

Foreign Currency Exchange Rate Risk

The primary currency movements for which we have exchange-rate exposure are the U.S. dollar versus the euro, the euro versus the Norwegian krone, the U.S. dollar versus the Japanese yen and the U.S. dollar versus the Brazilian Real. Foreign currency debt and forward foreign exchange contracts are used in countries where we do business, thereby reducing our net exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows.

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2005 and December 31, 2004, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in increases of $13.7 million and $19.9 million in the net liability positions at March 31, 2005 and December 31, 2004, respectively. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in decreases of $14.0 million and $18.9 million in the net liability position and as a result would have changed the net liability position into a net asset position of the relevant financial instruments at March 31, 2005 and December 31, 2004.

Interest Rate Risk

One of the strategies that we use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In the first quarter of 2003, we entered into swaps with an aggregate notional value of $100.0 million. These swaps, in which we exchange net amounts based on making payments derived from a floating-rate index and receiving payments on a fixed-rate basis, are used to hedge our 10.25 percent senior secured notes due 2009. In the first quarter of 2005, we terminated a $25.0 million notional principal value interest rate swap at a net cost of $510,000. During the second quarter of 2005, we terminated the remaining $75.0 million notional principal value interest rate swaps at a net cost of approximately $2 million. These amounts have been deferred as an adjustment to the carrying amount of our 10.25 percent senior secured notes due 2009 and will be amortized as an adjustment to interest expense over the remaining term of the original contract life of the terminated swap agreement. We will continue to evaluate our interest rate exposure and terminate or enter into interest rate swap agreements to manage our exposure to interest rate risks.

Interest rate swaps that meet specific conditions under SFAS No. 133 are accounted for as fair-value hedges. The net position of these interest rate swap agreements is not material at March 31, 2005 and all existing fair-value hedges were 100% effective. As a result, there is no effect on earnings from hedge ineffectiveness.

Our debt portfolio, at March 31, 2005 including interest rate swap agreements, is composed of 74 percent fixed-rate debt and 26 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of foreign bank borrowings, variable-rate industrial and pollution control revenue bonds, borrowings under our $600.0 million credit facilities, and interest rate swap agreements with an aggregate notional principal amount of $75.0 million. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt, including interest rate swap agreements, included in our debt portfolio at March 31, 2005 and December 31, 2004, a one percentage point increase or decrease in interest rates that remained in effect for an entire quarter would have increased or decreased quarterly net income by $0.6 million and $1.0 million, respectively.

RESULTS OF OPERATIONS

Overview –

(in Millions, Except Per Share Data)	For the Three Months Ended March 31,
	2005		2004
		Per Share (Diluted)		Per Share (Diluted)
Consolidated Revenue	$552.4		$505.7

Net income	$64.5	$1.67	$5.5	$0.15

Net income included the following after-tax (income)charges:
Restructuring and other charges	$2.0	$0.05	$0.8	$0.02
Astaris restructuring (1)	(0.6)	(0.01)	5.8	0.16
Tax adjustments	5.9	0.15	—	—
Discontinued operations	(29.0)	(0.75)	1.8	0.05

After-tax income from continuing operations excluding restructuring and other income and charges (loss) (2)	$42.8	$1.11	$13.9	$0.38

(1)	Our share of charges recorded by Astaris, LLC, the phosphorous joint venture is included in “Equity in loss (earnings) of affiliates”.
(2)	We believe that the Non-GAAP financial measure “After-tax income from continuing operations, excluding restructuring and other income and charges,” and its presentation on a per-share basis, provide useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP. The explanation of the reconciling items between net income and after-tax income from continuing operations excluding restructuring and other income and charges can be found in the results of operations discussions below for three months ended March 31, 2005 compared to three months ended March 31, 2004.

See “Segment Results” for a detailed discussion of events affecting our results for the first quarter of 2005 and 2004.

CONSOLIDATED RESULTS – Three months ended March 31, 2005 compared to Three months ended March 31, 2004

Revenue for the three months ended March 31, 2005 was $552.4 million, an increase of 9 percent compared to the $505.7 million recorded in the prior year. This increase was primarily due to increased Agricultural Product and Industrial Chemicals sales and a stronger euro.

Restructuring and other charges. Restructuring and other charges totaled $3.3 million ($2.0 million after-tax) in the first quarter of 2005 as a result of severance costs in our Specialty Chemicals segment and a charge for the abandonment of assets in our Agricultural Products segment. Severance costs totaled $1.1 million and related to approximately 20 people most of whom separated from us in the first quarter of 2005. We committed to the abandonment of certain assets in our Agricultural Products segment before the end of their previously estimated useful life. Therefore, we revised depreciation estimates to reflect the use of these assets over their shortened useful life. The non-cash asset abandonment charge totaled $2.2 million in the first quarter of 2005 and we expect to take an additional charge of $3.0 million in the second quarter of 2005 associated with this accelerated depreciation.

Restructuring and other charges totaled $1.3 million ($0.8 million after tax), for the three months ended March 31, 2004 as a result of severance costs that resulted in improved cost efficiencies. Agricultural Products recorded $0.8 million and Specialty Chemicals recorded $0.5 million in severance costs related to a total of approximately 30 people, all of whom separated from FMC in 2004.

Equity in (earnings) loss of affiliates. Equity in (earnings) loss of affiliates was earnings of $4.3 million in the first quarter of 2005 versus a loss of $9.7 million in the prior year period. The improvement was the result of income at Astaris in the first quarter of 2005 versus a loss at Astaris in the prior quarter. The prior quarter loss included our portion of the Astaris 2004 restructuring charges totaling $9.5 million related to the previously announced restructuring plan.

Interest expense, net for the first quarter of 2005 decreased to $17.0 million compared to $20.4 million in the first quarter of 2004. The decrease primarily reflects lower interest costs and debt levels in the first three months of 2005 compared to the same period in the prior year due to our debt refinancing in October 2004.

Provision (benefit) for income taxes was a provision of $19.3 million for the first quarter of 2005 compared to a benefit of $0.1 million for the prior period resulting in effective tax rates of 35.2% and 1.4%, respectively. Tax adjustments of $5.9 million in the first quarter of 2005 represent adjustments to income tax liabilities related to foreign intercompany dividends and foreign earnings tax rates. The change in the effective rates is primarily a result of a change in the mix of domestic income compared to income earned outside the U.S. Income we earn outside the U.S. is typically taxed at rates lower than income earned domestically.

Discontinued operations. Discontinued operations totaled a gain of $29.0 million for the three months ended March 31, 2005 compared to expense of $1.8 million for the three months ended March 31, 2004. On February 17, 2005, we completed the sale to the city of San Jose, California of approximately 52 acres of land used by our Defense Systems operations, which we divested in 1997. Proceeds from the sale of $56.1 million were recorded in discontinued operations. In conjunction with the sale, we recorded a $6.0 million contingent contractual liability associated with land improvements to these properties.

Additionally, in the first three months of 2005, we recorded a $0.3 million ($0.2 million after tax) charge to discontinued operations related to environmental issues and legal reserves. Environmental charges of $2.9 million ($1.8 million after tax) were taken to increase our reserves in recognition of our share of the liability related to an anticipated consent order between the Environmental Protection Agency and the primary responsible parties at the Anniston site and legal reserve charges in the amount of $1.0 million ($0.6 million after tax) were taken as well. Offsetting these amounts was income of $3.6 million ($2.2 million after tax) related to recognition of third party environmental recoveries primarily at our Front Royal site.

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

Net Income increased to $64.5 million for the three months ended March 31, 2005 from $5.5 million for the prior period, primarily reflecting higher earnings in operations and gains from discontinued operations.

Other Financial Data

The following line item from our segment profit and loss statement is used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2004 consolidated financial statements on our 2004 10-K).

Corporate expenses were $11.2 million in first quarter of 2005 compared to $9.3 million in the first quarter of 2004 due largely to higher consulting expense associated with Sarbanes-Oxley Section 404 compliance.

Other Income (Expense), Net. The increase in other income to $1.6 million in the first quarter of 2005 versus expense of $2.8 million in the same period of 2004 was due to the settlement of certain energy contracts.

SEGMENT RESULTS – Three months ended March 31, 2005 compared to Three months ended March 31, 2004

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 16 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2004 consolidated financial statements on our 2004 10-K.

Agricultural Products

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2005	2004	$	%
Revenue	$198.1	$173.4	24.7	14
Operating Profit	33.6	19.7	13.9	71

The majority of the increase in revenue during the first quarter of 2005 resulted from higher insecticide sales in Brazil, particularly in cotton, due to increases in planted acres and strong pest pressures compared to the prior year. Sales in North America also increased during the first quarter of 2005 as a result of a shift in sales, largely for herbicides, from the fourth quarter of the prior year to the current quarter. The increase in segment operating profit was due to higher sales, improved mix and continued manufacturing productivity improvements.

In 2005, we believe that Agricultural Product sales will be up modestly as the benefit of new products and labels coupled with the continued strong performance in Brazil and expected strong performance in Europe offset the impacts of lower selling prices resulting from generic competition in North America. We expect full year earnings growth of approximately 10 percent reflecting higher sales and the benefit of continuing manufacturing cost reductions partially offset by higher raw materials and freight costs.

Specialty Chemicals

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2005	2004	$	%
Revenue	$136.8	$134.7	2.1	2
Operating Profit	28.4	24.6	3.8	15

Sales in BioPolymer were relatively flat as the timing of demand in the pharmaceutical and personal care markets offset increased demand in food ingredients. Lithium benefited from higher sales in Europe due to the timing of campaigns in the polymer and pharmaceutical synthesis markets compared to the prior year. Operating profit increased due to favorable foreign currency translation, higher selling prices and lower overhead costs. These benefits were partially offset by increased raw material costs.

In 2005, we expect mid-single digit revenue growth driven by strong organic growth in both the BioPolymer and lithium businesses. Full year earnings are expected to exceed the rate of sales growth driven by productivity improvements and higher selling prices.

Industrial Chemicals

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2005	2004	$	%
Revenue	$218.4	$198.3	20.1	10
Operating Profit	21.6	6.7	14.9	222

The alkali business drove the majority of the increase in revenue in the first quarter of 2005 due to significant increases in both domestic and export soda ash selling prices. Foret also benefited from increased selling prices, in phosphates and hydrogen peroxide in Europe combined with favorable foreign currency translation offset by lower bleacher sales in the detergent market. In addition, domestic peroxygens sales were up slightly due to higher volumes and selling prices for hydrogen peroxide, partially offset by lower persulfate sales. Operating profit more than tripled in the first quarter of 2005 versus the prior year period largely due to the benefit of higher selling prices throughout the segment and lower costs at Astaris, partially offset by higher raw material, freight and energy costs. In the first quarter of 2005 we incurred approximately $2 million in expenses related to the restart of 250,000 tons of capacity at our Granger facility.

We expect mid-to high-single digit growth in revenue in 2005 driven by higher selling prices. We expect full year earnings growth of approximately 60 percent, which will be driven by higher selling prices, particularly in soda ash, partially offset by higher energy, raw material and freight costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2005. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

(b) Change in Internal Controls. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the company’s most recent evaluation, including any corrective actions with regard to significant deficiencies or material weakness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review report by KPMG LLP, FMC’s independent registered public accounting firm, on the financial statements included in the Form 10-Q for the quarter ended March 31, 2005 is included on page 37.

Report of Independent Registered Public Accounting Firm

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of March 31, 2005, and the related condensed consolidated statements of operations for the three-month period ended March 31, 2005 and 2004 and the condensed consolidated statements of cash flows for the three-month period ended March 31, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended not presented herein; and in our report dated March 9, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania

May 5, 2005

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no material change in the significant legal proceedings from the information reported in Part I, Item 3 of our 2004 10-K.

ITEM 6. EXHIBITS

Exhibits

†10.1	Form of FMC Corporation Restricted Stock Agreement for Non-Employee Directors

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

†	Management contract or compensating plan or arrangement

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF FMC CORPORATION

FOR THE QUARTER ENDED MARCH 31, 2005

Exhibit No.	Exhibit Description
10.1	Form of FMC Corporation Restricted Stock Agreement for Non-Employee Directors

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

By:	/s/ W. KIM FOSTER
W. Kim Foster Senior Vice President and Chief Financial Officer

Date: May 6, 2005