Form 10-Q
period 2005-06-30
FMC CORP
filed 2005-08-05
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT.)    YES  ☒    NO  ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at July 29, 2005
Common Stock, par value $0.10 per share	37,853,416

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in Millions, Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue	$565.6	$534.3	$1,118.0	$1,040.0

Costs and Expenses
Costs of sales and services	387.4	377.6	777.6	755.2
Selling, general and administrative expenses	68.5	61.4	134.0	126.3
Research and development expenses	23.7	20.7	48.3	44.6
Restructuring and other charges	25.4	1.0	28.7	2.3

Total costs and expenses	505.0	460.7	988.6	928.4

Income from continuing operations before equity in (earnings) loss of affiliates, gain on sale of investment, minority interests, interest expense, net, loss on extinguishment of debt and income taxes	60.6	73.6	129.4	111.6
Equity in (earnings) loss of affiliates	(3.2)	0.3	(7.5)	10.0
Gain on sale of investment	(9.3)	—	(9.3)	—
Minority interests	1.8	0.3	3.1	1.0
Interest expense, net	17.0	20.6	34.0	41.0
Loss on extinguishment of debt	1.8	—	1.8	—

Income from continuing operations before income taxes	52.5	52.4	107.3	59.6
Provision for income taxes	19.2	11.6	38.5	11.5

Income from continuing operations	33.3	40.8	68.8	48.1
Discontinued operations, net of income taxes	(2.1)	(10.1)	26.9	(11.9)

Net income	$31.2	$30.7	$95.7	$36.2

Basic earnings per common share:
Continuing operations	$0.89	$1.13	$1.84	$1.34
Discontinued operations	(0.06)	(0.28)	0.72	(0.33)

Net income	$0.83	$0.85	$2.56	$1.01

Diluted earnings per common share:
Continuing operations	$0.85	$1.09	$1.77	$1.30
Discontinued operations	(0.05)	(0.27)	0.69	(0.32)

Net income	$0.80	$0.82	$2.46	$0.98

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$269.1	$212.4
Restricted cash	—	9.7
Trade receivables, net of allowance of $15.6 at June 30, 2005 and $10.8 at December 31, 2004	535.7	479.7
Inventories	202.9	217.5
Other current assets	123.7	128.8
Deferred income taxes	4.6	24.6

Total current assets	1,136.0	1,072.7
Investments	34.6	35.2
Property, plant and equipment, net	1,023.8	1,111.9
Goodwill	151.9	169.8
Other assets	136.2	140.2
Deferred income taxes	423.5	448.6

Total assets	$2,906.0	$2,978.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$51.6	$36.6
Current portion of long-term debt	25.8	70.8
Accounts payable, trade and other	254.1	339.1
Accrued and other liabilities	266.4	252.1
Guarantees of vendor financing	67.0	70.1
Accrued pensions and other postretirement benefits, current	12.2	12.2
Income taxes	40.3	39.2

Total current liabilities	717.4	820.1
Long-term debt, less current portion	804.1	822.2
Accrued pension and other postretirement benefits, long-term	122.0	130.8
Environmental liabilities, continuing and discontinued	152.6	165.5
Reserve for discontinued operations	72.1	66.0
Other long-term liabilities	49.3	46.5
Minority interests in consolidated companies	50.4	51.1
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2005 or 2004	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2005 and 2004; 45,385,174 issued shares at June 30, 2005 and 44,835,330 issued shares at December 31, 2004	4.5	4.5
Capital in excess of par value of common stock	421.3	397.4
Retained earnings	1,041.3	945.6
Accumulated other comprehensive (loss) income	(30.6)	32.7
Treasury stock, common, at cost: 7,656,872 shares at June 30, 2005 and 7,806,390 shares at December 31, 2004	(498.4)	(504.0)

Total stockholders’ equity	938.1	876.2

Total liabilities and stockholders’ equity	$2,906.0	$2,978.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Six Months Ended June 30,
	2005	2004
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Income from continuing operations	$68.8	$48.1
Adjustments from income from continuing operations to cash provided by operating activities of continuing operations:
Depreciation and amortization	70.1	66.7
Equity in (earnings) loss of affiliates	(7.5)	10.0
Gain on sale of investment	(9.3)	—
Restructuring and other charges	28.7	2.3
Deferred income taxes	17.4	(9.8)
Losses on extinguishment of debt	1.8	—
Minority interests	3.1	1.0
Other	5.8	9.0
Changes in operating assets and liabilities:
Trade receivables, net	(56.0)	(4.7)
Guarantees of vendor financing	(3.0)	(7.4)
Inventories	14.5	29.7
Other current assets and other assets	24.8	(9.8)
Accounts payable, trade and other	(85.0)	(60.9)
Accrued and other liabilities	25.1	21.6
Income taxes	1.1	1.7
Accrued pension and other postretirement benefits, net	(15.1)	(12.1)
Environmental spending, continuing	(1.8)	(8.1)
Restructuring and other spending	(15.1)	(11.1)

Cash provided by operating activities	$68.4	$66.2

Cash provided (required) by discontinued operations:
Environmental spending, discontinued	(10.5)	(10.2)
Proceeds from sale of real estate property	56.1	—
Other discontinued spending	(3.9)	(3.3)

Cash provided (required) by discontinued operations	$41.7	$(13.5)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Six Months Ended June 30,
	2005	2004
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	(36.6)	(30.8)
Proceeds from disposal of property, plant and equipment	1.3	1.5
Proceeds from sale of investment	13.7	—
Decrease in investments	2.3	0.9
Financing commitments to Astaris	—	(35.5)

Cash required by investing activities	(19.3)	(63.9)

Cash provided (required) by financing activities:
Net borrowings under committed credit facilities	—	26.0
Increase in other short-term debt	15.0	6.3
Net decrease in restricted cash	9.7	—
Financing fees	(2.2)	—
Proceeds from borrowings	100.0	—
Repayment of long-term debt	(160.2)	(5.2)
Distributions to minority partners	(1.5)	(1.2)
Issuances of common stock, net	23.7	31.0

Cash provided (required) by financing activities	(15.5)	56.9

Effect of exchange rate changes on cash and cash equivalents	(18.6)	(2.1)

Increase in cash and cash equivalents	56.7	43.6
Cash and cash equivalents, beginning of period	212.4	57.0

Cash and cash equivalents, end of period	$269.1	$100.6

Supplemental disclosure of cash flow information: Cash paid for interest was $38.4 and $32.8 million, and cash paid for income taxes, net of refunds, was $14.3 and $11.8 million for the six months ended June 30, 2005 and 2004, respectively. In the first six months of 2005, we contributed 151,092 shares of treasury stock to our employee benefit plans with a cost of $5.6 million, which is considered a non-cash financing activity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the six months ended June 30, 2005 and 2004, and our financial position as of June 30, 2005. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet as of June 30, 2005 and the related condensed consolidated statement of operations for the six months ended June 30, 2005 and 2004, and condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, have been reviewed by our independent registered public accounting firm. The review is described more fully in their report included herein.

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

(in Millions, Except Per Share Data)	Three months Ended June 30,		Six months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$31.2	$30.7	$95.7	$36.2

Add: Total stock-based compensation expense included in reported net income, net of related tax effects	0.8	0.4	1.1	0.7
Deduct: Total stock-based compensation expense determined under a fair value based method, net of related tax effects	(1.3)	(1.1)	(2.1)	(2.7)

Pro forma net income	$30.7	$30.0	$94.7	$34.2

Basic earnings per common share:
As reported	$0.83	$0.85	$2.56	$1.01
Pro forma	$0.82	$0.83	$2.53	$0.95
Diluted earnings per common share:
As reported	$0.80	$0.82	$2.46	$0.98
Pro forma	$0.78	$0.80	$2.43	$0.93

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

On January 21, 2005, the Centers for Medicare & Medicaid Services (CMS) released the final regulations on the Medicare prescription drug benefit. The final regulations provide comprehensive guidance on how the actuarial equivalence of retiree medical plans will be determined. We completed our evaluation of the final regulations as well as more recent guidance from CMS during the second quarter of 2005 and we have determined the estimated effects of the Medicare Act on our retiree medical plan and the other postretirement benefit liabilities and net periodic other postretirement benefit costs reported in our consolidated financial statements. Our other postretirement medical plan has been determined to be actuarially equivalent to the Medicare Part D benefit and therefore, we intend on being able to collect the government subsidy, beginning in 2006, for those participants who elect to remain in our plan. As a result, for the three months ended June 30, 2005, net periodic other postretirement benefit cost from continuing operations was reduced by $0.9 million, and other discontinued operations reserves were reduced by $0.6 million ($0.4 million after tax) due to the Medicare Act. (See notes 10 and 14.)

In June 2005, we announced a plan change to our other postretirement medical plan to separately offer medical coverage from the combined medical and prescription drug coverage offered under the existing plan design. The plan change will give participants a choice to either obtain their prescription drug coverage through Medicare Part D while continuing to receive medical coverage through our plan or to continue receiving both prescription drug and medical coverage through our plan. After considering the combined effects of both the government subsidy and the plan change, we estimate that the annual benefit for 2005 due to the Medicare Act will be a reduction in net periodic other postretirement benefit cost from continuing operations of $2.5 million and a reduction in other discontinued operations reserves of $1.3 million ($0.8 million after tax).

In June 2005, the FASB issued staff position No. 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. Under the Directive, waste management obligations associated with electronic equipment remain with the commercial user until the historical waste equipment is replaced, at which time the waste management obligation for that equipment may be transferred to the producer of the replacement equipment depending on the law adopted by the applicable EU-member country. If the commercial user does not replace the equipment, the obligation remains with that user until it disposes of the equipment. The Directive effectively obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment. The commercial user should apply the provisions of FAS 143 and related FIN 47 interpretation to the obligation associated with historical waste, since this type of obligation is an asset retirement obligation. The ability or intent of the commercial user to replace the asset and transfer the obligation does not relieve the user of its present duty or responsibility to settle the obligation. The adoption of FSP143-1 did not have a material effect on our financial condition or results of operations.

New accounting standards

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—A Replacement of APB 20 and FAS 3”. Statement 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. Retrospective application refers to the application of a different accounting principle to previously issued financial statements as if that principle had always been used. Statement 154’s retrospective-application requirement replaces APB 20’s requirement to recognize most voluntary changes in accounting principle by including in net income of the period of the change the cumulative effective of changing to the new accounting principle. The Statement carries forward without change the guidance in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. Accordingly, a change in accounting estimate shall be accounted for in (a) the period of change if the change affects that period only or (b) the period of change and future periods if the change affects both. A change in accounting estimate shall not be accounted for by restating or retrospectively adjusting amounts reported in financial statements of prior periods or by reporting pro forma amounts for prior periods. Any error in the financial statements of a prior period discovered prior to those presented shall be reported as a prior-period adjustment by restating the prior-period financial statements. The requirements of the Standard are effective for accounting changes made in the fiscal years beginning after December 15, 2005.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payments” (“SFAS 123R”). The statement requires that we record stock option expense in our consolidated financial statements based on a fair value methodology. In April 2005, the Securities and Exchange Commission (“SEC”) issued Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments. The amendment requires that SFAS 123R be adopted beginning with the first interim or annual reporting period of the first fiscal year beginning on or after December 15, 2005. We are evaluating the effect SFAS 123R will have on our consolidated financial statements.

On December 16, 2004, the FASB issued Statement 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29. This statement was a result of an effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, for nonmonetary exchanges of similar productive assets. Statement 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of the adoption of the standard will depend on the nature and terms of such exchanges that we may enter into in the future.

On November 24, 2004, the FASB issued Statement of Financial Accounting Standards No. 151 “Inventory costs-An Amendment of ARB No. 43, Chapter 4” (“Statement 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that abnormal inventory items be recognized as current-period changes regardless of whether they meet the “so abnormal” criterion outlined in ARB 43. Statement 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of Statement 151 is not expected to have a material effect on our consolidated financial statements.

New regulatory items

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law and the AJCA contains many tax provisions that are expected to affect us over the next several years as those provisions become effective. We are continuing to review these provisions and their application to some of our businesses to evaluate the effect these changes may have on income taxes included in our consolidated financial statements. The AJCA provides for the deduction for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in 2005. We commenced an evaluation of the effects of the repatriation provision in the first half of 2005, but do not expect to complete this evaluation until after the U.S. Treasury Department provides additional clarifying language on key elements of the provision. We expect to complete our evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that we are considering for repatriation under the provision is between zero and $500 million. It is not practical to compute the related potential income tax that may be due upon any repatriation.

Note 4: Goodwill and Intangible Assets

Goodwill at June 30, 2005 and December 31, 2004 was $151.9 million and $169.8 million, respectively. The majority of goodwill is attributed to an acquisition in the Specialty Chemicals segment. There are no other material indefinite life intangibles, other than goodwill related to this acquisition, at June 30, 2005. The change in goodwill from December 31, 2004 to June 30, 2005 was due to the effect of foreign currency translation on the euro.

Our definite life intangibles totaled $11.6 million and $13.3 million at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, these definite life intangibles were allocated among our business segments as follows: $7.7 million in Agricultural Products, $2.4 million in Specialty Chemicals and $1.5 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, industry licenses and other intangibles. Amortization expense was not significant in the periods presented.

Note 5: Financial Instruments and Risk Management

In the first quarter of 2005, we settled certain energy forward contracts for which a portion of the original forecasted underlying energy purchase transactions became no longer probable. We recognized a gain of $2.9 million in our condensed consolidated statement of operations.

The portion of derivative gains or losses excluded from assessments of hedge effectiveness related to our outstanding cash flow hedges which were recorded to earnings during the six months ended June 30, 2005 and 2004 was immaterial.

At June 30, 2005, the net deferred hedging gain in accumulated other comprehensive income was $16.2 million compared to a net loss of $3.1 million at December 31, 2004. Approximately $11.7 million of net gains are expected to be recognized in earnings during the twelve months ending June 30, 2006, as the underlying hedged transactions are realized, and net gains of $4.5 million are expected to be recognized at various times subsequent to June 30, 2006 and continuing through December 31, 2006.

In the first six months of 2005, we terminated $100.0 million notional principal value of interest swaps at a net cost of $2.7 million. These amounts had been deferred as an adjustment to the carrying amount of our 10.25 percent Senior Notes due 2009 and were amortized as an adjustment to interest expense over the remaining term of the original contract life of the terminated swap agreement. On July 21, 2005, we redeemed our 10.25% Senior Notes and as a result we will include this write-off of the remaining balance in “loss on extinguishment of debt” in the third quarter of 2005. In conjunction with this early redemption, we entered into an interest rate lock agreement to hedge the redemption price. The interest rate lock agreement was designated and accounted for as a cash flow hedge. On July 21, 2005, we paid $1.2 million to settle this hedge and we will include this amount in “loss on extinguishment of debt” in the third quarter of 2005 (see Note 9).

Note 6: Inventory

Inventories consisted of the following:

(in Millions)	June 30, 2005	December 31, 2004
Finished goods and work in process	$133.0	$156.4
Raw materials	69.9	61.1

Net inventory	$202.9	$217.5

Note 7: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(in Millions)	June 30, 2005	December 31, 2004
Property, plant and equipment	$2,847.2	$2,969.3
Accumulated depreciation	1,823.4	1,857.4

Property, plant and equipment, net	$1,023.8	$1,111.9

Note 8: Restructuring and other charges

Six months Ended June 30, 2005

On April 26, 2005, we made the decision to close our Copenhagen, Denmark carrageenan plant and a blending facility in Bezons, France in our Specialty Chemicals segment. In the second quarter of 2005, we recorded restructuring and other charges totaling $20.6 million associated with these closures. These charges consist of (i) plant and equipment impairment charges of $17.4 million, (ii) severance and employee benefits of $2.4 million and (iii) other costs of $0.8 million. The plant and equipment impairment charge of $17.4 million represents an adjustment to value the plant and equipment at estimated fair value less estimate cost to sell. Additionally, the plant and equipment assets have been reported as assets held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The assets held for sale in the amount of $6.5 million are included in other current assets on our June 30, 2005 condensed consolidated balance sheet. We expect the sale of these assets to occur sometime in the first half of 2006. The severance and employee benefit costs related to approximately 70 people, most of whom have either separated or will separate from us in 2005.

Additional restructuring and other charges for the six months ended June 30, 2005 totaled $8.1 million. This amount primarily related to a charge for the abandonment of assets in our Agricultural Products segments as well as various severance charges. We committed to the abandonment of certain assets in our Agricultural Products segment before the end of their previously estimated useful life. As a result, we revised depreciation estimates to reflect the use of these assets over their shortened useful life and we recorded charges of $5.1 million in the six months ended June 30, 2005 associated with this accelerated depreciation. Severance costs related to either the closure of certain facilities or segment workforce restructurings amounted to $2.2 million for the six months ended June 30, 2005. These severance costs were recorded in our Specialty Chemicals ($1.6 million) and Agricultural Products ($0.6 million) segments and relate to 20 and 30 people, respectively, most of whom have either separated from us as of June 30, 2005 or will separate from us in the third quarter of 2005. The severance costs are expected to result in improved cost efficiencies. We also incurred $0.7 million of costs in our Agricultural Products segment primarily due to a lease termination related to a facility shutdown.

Restructuring spending, net of recoveries, during the six months ended June 30, 2005 was primarily for shutdown costs at the Pocatello, Idaho facility and severance payments for previously announced workforce reductions. The following table shows a rollforward of restructuring and other reserves for the first six months of 2005 and the related spending and other changes:

(in Millions)	U.S. Phosphorus Chemicals Business (1)		FMC’s Reorganization	Workforce Related and Facility Shutdown (2)	Total
	Pocatello Shutdown	Tribal Fund
Balance at 12/31/2004	$32.3	$4.0	$0.4	$0.9	$37.6
Increase in reserves	—	—	—	6.1	6.1
Cash payments	(12.7)	—	—	(2.4)	(15.1)

Balance at 6/30/2005 (3)(4)	$19.6	$4.0	$0.4	$4.6	$28.6

(1)	All phosphorus restructuring and other charges were recorded in 2001.
(2)	Primarily severance costs.
(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.
(4)	Pocatello Shutdown reserve balance is recorded net of recoveries from Astaris of $16.0 million. In July 2005, we received a payment of $8.8 million related to these recoveries.

Six months Ended June 30, 2004

Restructuring and other charges totaled $2.3 million for the six months ended June 30, 2004 primarily as a result of severance costs that resulted in improved cost efficiencies. Agricultural Products recorded $2.6 million and Specialty Chemicals recorded $0.5 million in severance costs. This charge was partially offset by non-cash adjustments totaling $0.8 million, which included $0.7 million in Industrial Chemicals and $0.1 million in Corporate. Severance costs in the first six months of 2004 related to approximately 70 people all of whom separated from us in 2004.

Note 9: Debt

2005 Refinancing

On June 21, 2005, we executed a new $850.0 million, five-year credit agreement (the “2005 Credit Agreement”), which provides for a $600.0 million revolving credit facility ($250.0 million of which is available for the issuance of letters of credit) and a $250.0 million term loan facility. The initial borrowings under the 2005 Credit Agreement, which is unsecured, were used to repay all borrowings and terminate the previous $600 million senior secured credit agreement.

Under the 2005 Credit Agreement, $6.25 million of the term loan will be due and payable at the end of each quarter, commencing September 30, 2005, with the balance maturing on the fifth anniversary of the closing date of the 2005 Credit Agreement. Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to minimum dollar amounts.

Obligations under the 2005 Credit Agreement bear interest at a floating rate, which is, at our option, either a base rate or a London InterBank Offered Rate (“LIBOR”) plus an applicable margin. The base rate is Citibank N.A.’s base rate. The initial applicable margin over LIBOR for the term loan and borrowings under the revolving credit facility is 0.75%. The applicable margins under our revolving credit facility and term loan are subject to adjustment based on the rating assigned to the Credit Facilities by each of Moody’s Investors Services, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”). The contractual interest rate for term loan borrowings was 4.06% per annum at June 30, 2005.

In connection with entering into the 2005 Credit Agreement, we wrote off approximately $1.2 million of deferred financing fees associated with the previous agreement and $0.6 million of fees associated with the new agreement. These fees were included as a component of other assets in our condensed consolidated balance sheet and were recorded as “loss on extinguishment of debt” in the condensed consolidated statements of operations for the three and six months ended June 30, 2005

Among other restrictions, the 2005 Credit Agreement contains financial covenants related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with these covenants at June 30, 2005.

10.25% Senior Notes Redemption

On July 21, 2005, we redeemed all of our 10.25 percent Senior Notes due 2009 outstanding in the aggregate principal amount of $355.0 million. Pursuant to the terms of the Notes and the related indenture, we paid a prepayment premium of $44.0 million. This amount, along with the write-off of unamortized financing costs and settlement of related interest rate lock, will result in a loss on the extinguishment of debt of $56.4 million in the third quarter of 2005. At June 30, 2005 amounts outstanding under the 10.25 percent Senior Notes have been classified as long-term debt in our condensed consolidated balance sheet since we have refinanced these obligations on a long-term basis with amounts available under our 2005 Credit Agreement.

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	June 30, 2005	December 31, 2004
Short-term debt	$51.6	$36.6
Current portion of long-term debt	25.8	70.8

Total debt maturing within one year	$77.4	$107.4

Short-term debt consisted primarily of foreign credit lines at June 30, 2005 and December 31, 2004. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

At December 31, 2004, restricted cash balances were $9.7 million. There were no restricted cash balances at June 30, 2005. Restricted cash shown on the condensed consolidated balance sheets at December 31, 2004 provided collateral assuring the payment of certain environmental remediation activities. As of June 30, 2005, all restricted cash collateral has been released in exchange for letters of credit.

Long-term debt:

Long-term debt consists of the following:

(in Millions)	June 30, 2005
	Interest Rate Percentage	Maturity Date	6/30/2005	12/31/2004
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	2.25 –7.05	2007-2032	$218.0	$218.2
Debentures (less unamortized discounts of $0.2 million and $0.2 million, respectively)	7.75	2011	45.3	45.3
Medium-term notes (less unamortized discounts of $0.2 million and $0.2 million, respectively)	7.0 – 7.32	2007-2008	117.3	177.3
Senior notes (less unamortized discounts of $5.9 million and $3.0 million, respectively)	10.25	2009	349.1	352.0
Senior secured term loan	—	—	—	100.0
Senior term loan	4.06	2010	100.0	—
Senior revolving credit facility	6.00	2010	—	—
Other	2.50	2007	0.2	0.2

Total debt			829.9	893.0
Less: debt maturing within one year			25.8	70.8

Total long-term debt			$804.1	$822.2

At June 30, 2005, we had term loan facility borrowings of $100.0 million. An additional $150.0 million was available to be drawn under the term loan facility. There were no outstanding borrowings under our $600.0 million revolving credit facility. Letters of credit outstanding under the revolving credit facility totaled $145.9 million at June 30, 2005. Availability under the revolving credit facility was $454.1 million.

At December 31, 2004, we had term loan facility borrowings of $100.0 million. Revolving credit availability was $352.1 million at December 31, 2004 under our $400.0 million revolving credit facility. There were no outstanding borrowings under this facility at December 31, 2004. Letters of credit outstanding under the revolving credit facility and the $100.0 million stand-alone letter of credit facility were $47.9 and $98.8 million, respectively at December 31, 2004.

Note 10: Discontinued Operations

Our results of discontinued operations were comprised of the following:

	Six Months Ended June 30,
(in Millions)	2005	2004

Income from sale of real estate property related to previously discontinued operation (net of income tax expense of $22.6 million)	$32.9	—
Provision for contingent liability related to previously discontinued operations (net of income tax benefit of $2.3 million)	(3.7)	—
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously reserved discontinued operations (net of income tax expense of $0.5)	0.9	—
Provision for environmental liabilities and legal reserves related to previously discontinued operations (net of income tax benefit of $1.9 million and $7.6 million in 2005 and 2004, respectively)	(3.2)	(11.9)

Discontinued operations, net of income taxes	$26.9	$(11.9)

On February 17, 2005, we completed the sale to the city of San Jose, California of approximately 52 acres of land used by our former Defense Systems operations, which we divested in 1997. Proceeds from the sale were $56.1 million and after tax and other expenses, income was $32.9 million. In conjunction with the sale, we recorded a $6.0 million ($3.7 million after tax) contingent liability associated with land improvements on these properties. This liability is contractual and is for land improvements necessary to improve traffic flow in the area. We have an agreement with the city of San Jose for the sale of the remaining approximately 23 acres we own there. The city’s obligation to purchase the remaining land is subject to the satisfaction of certain conditions, including a review by the California Department of Toxic Substances Control.

During the first six months of 2005, we recorded a $5.1 million ($3.2 million after tax) charge to discontinued operations related to environmental issues and legal reserves, and a reduction in other discontinued operations reserves of $1.4 million ($0.9 million after tax), which includes $0.8 million ($0.5 million after tax) for workers compensation, and $0.6 million ($0.4 million after tax) for other postretirement benefits due to the effects of the Medicare Act (See Note 3). Environmental charges of $4.0 million ($2.5 million after tax) were taken to increase our reserves in recognition of our share of liability related to an anticipated consent order between the EPA and the primary responsible parties at the Anniston site and related costs to construct a water treatment facility in Fresno, CA. In addition, legal reserve charges in the amount of $5.4 million ($3.3 million after tax) were taken as well. Offsetting these amounts was $4.3 million ($2.6 million after tax) related to recognition of third-party environmental recoveries related to various sites, primarily our Front Royal, Virginia, site. (See Note 11 for a rollforward of our environmental reserves.)

During the first six months of 2004, we recorded a $19.5 million ($11.9 million after tax) charge to discontinued operations. A charge of $2.2 million ($1.3 million after-tax) was taken to increase our reserves for environmental issues at our Middleport, New York site to recognize specific obligations incurred at the end of the first quarter of 2004. During the second quarter of 2004, we reached agreements in principle with the United States Environmental Protection Agency (“EPA”) and the United States Department of Justice (“DOJ”) to settle certain liabilities at two environmental remediation sites in New Jersey. These agreements are both contingent on negotiation and entry of the final consent decrees. An adjustment of $16.5 million ($10.1 million after tax) to environmental reserves reflects an increase based upon the agreed settlement amounts for certain costs related to these sites. Additionally, in the first six months of 2004, we charged discontinued operations for legal costs related to discontinued businesses of $1.4 million ($0.9 million after-tax), which was offset by a reversal of a reserve of $0.6 million ($0.4 million after tax) related to our former Chicago headquarters.

At June 30, 2005, substantially all other discontinued operations reserves recorded on our condensed consolidated balance sheet related to other postretirement liabilities, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 2001.

Note 11: Environmental Obligations

We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $177.8 million and $192.3 million, excluding recoveries, have been provided at June 30, 2005 and December 31, 2004, respectively.

At June 30, 2005 and December 31, 2004, expected recoveries were $15.2 million and $12.1 million, respectively, with the majority at each date relating to existing contractual arrangements with U.S. government agencies and insurance carriers. Cash recoveries recorded, as realized claims against third parties were $1.2 million in the first six months of 2005. Total cash recoveries recorded for the year ended December 31, 2004 were $6.1 million.

The long-term portions of environmental reserves, net of recoveries, totaling $152.6 million and $165.5 million at June 30, 2005 and December 31, 2004, respectively, are included in environmental liabilities, continuing and discontinued. The short-term portion of continuing obligations is recorded as accrued and other liabilities.

We have estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $75 million at June 30, 2005 and may be satisfied over the next twenty years or longer. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. We believe the liability arising from these potential environmental obligations is not likely to have a materially adverse effect on our liquidity or financial condition.

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2004 to June 30, 2005.

(in Millions)	Operating and Discontinued Sites (1)	Pocatello		Total
		Pre-existing (4)	Remediation from Pocatello Shutdown (5)
Total environmental reserves, net of recoveries at December 31, 2004(3)	$133.1	$16.6	$30.5	$180.2

2005:
Provision (see note 10)	3.3	—	—	3.3
Spending, net of cash recoveries	(11.7)	(0.6)	(5.0)	(17.3)
Non-cash changes (2)	(3.6)	—	—	(3.6)

Net change	(12.0)	(0.6)	(5.0)	(17.6)

Total environmental reserves, net of recoveries at June 30, 2005 (3)	$121.1	$16.0	$25.5	$162.6

Environmental reserves, current, net of recoveries	3.3	1.4	5.3	10.0
Environmental reserves, long-term continuing and discontinued, net of recoveries	117.8	14.6	20.2	152.6

Total environmental reserves, net of recoveries at June 30, 2005 (3)	$121.1	$16.0	$25.5	$162.6

(1)	“Current” includes only those reserves related to continuing operations.
(2)	Adjustment related to expected recoveries for a discontinued site in the first quarter of 2005. (See Note 10 “Reserves for Discontinued Operations.”)
(3)	Balance includes environmental remediation reserves related to the shutdown of Pocatello recorded as part of Pocatello shutdown, remediation and other charges in 2001. (See rollforward of restructuring and other charges table in Note 8.)
(4)	Pocatello remediation reserve created prior to the decision to shutdown the facility in 2001.
(5)	Additional remediation reserves recorded at the time of the Pocatello shutdown (Note 8).

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 10 to our 2004 consolidated financial statements on our 2004 Form 10-K.

Note 12: Earnings Per Share

Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share (“Diluted EPS”) consider the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period.

There were no excluded potential common shares from Diluted EPS for the three and six months ended June 30, 2005. Diluted EPS for the three and six months ended June 30, 2004 excludes approximately 6,500 and 16,000 potential common shares related to our stock option plans because the option exercise price was greater than the average market price of our common stock.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions Except Share and Per Share Data)	Three months Ended June 30,		Six months Ended June 30,
	2005	2004	2005	2004
Earnings (loss):
Income from continuing operations	$33.3	$40.8	$68.8	$48.1
Discontinued operations, net of income taxes	(2.1)	(10.1)	26.9	(11.9)

Net income	$31.2	$30.7	$95.7	$36.2

Basic earnings (loss) per common share
Continuing operations	$0.89	$1.13	$1.84	$1.34
Discontinued operations	(0.06)	(0.28)	0.72	(0.33)

Net income	$0.83	$0.85	$2.56	$1.01

Diluted earnings (loss) per common share
Continuing operations	$0.85	$1.09	$1.77	$1.30
Discontinued operations	(0.05)	(0.27)	0.69	(0.32)

Net income	$0.80	$0.82	$2.46	$0.98

Shares (in thousands):
Weighted average number of shares of common stock outstanding	37,591	36,205	37,378	35,839
Weighted average additional shares assuming conversion of stock options	1,576	1,143	1,521	1,013

Shares – diluted basis	39,167	37,348	38,899	36,852

Note 13: Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 consisted of the following:

(in Millions)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$31.2	$30.7	$95.7	$36.2
Other comprehensive income (loss):
Foreign currency translation adjustment	(48.2)	1.9	(83.8)	(18.6)
Net deferral of hedging gains	1.6	1.5	20.5	6.8

Comprehensive income (loss)	$(15.4)	$34.1	$32.4	$24.4

Note 14: Pensions and Other Postretirement Benefits

The following table summarizes the components of net annual benefit cost (income) for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,				Six months ended June 30,
	Pensions		Other Benefits		Pensions		Other Benefits
(in Millions)	2005	2004	2005	2004	2005	2004	2005	2004
Components of net annual benefit cost:
Service cost	$4.0	$3.6	$0.1	$0.1	$7.9	$7.2	$0.2	$0.2
Interest cost	12.4	12.1	0.7	1.6	24.8	24.2	1.8	3.2
Expected return on plan assets	(15.0)	(13.8)	—	—	(29.9)	(27.6)	—	—
Amortization of prior service cost	0.4	0.4	(0.5)	(0.6)	0.8	0.8	(1.0)	(1.2)
Recognized net actuarial (gain) loss	0.9	0.6	(0.3)	(0.1)	1.8	1.2	(0.1)	(0.2)

Net periodic benefit cost from continuing operations	$2.7	$2.9	$—	$1.0	$5.4	$5.8	$0.9	$2.0

The net periodic other postretirement benefit cost above reflects the changes associated with the Medicare Act. (See Note 3)

We made voluntary cash contributions to our U.S. defined benefit pension plan of $10.0 million and $5.4 million in the six months ended June 30, 2005 and 2004, respectively. We expect that our total voluntary cash contributions to the plan for 2005 will be approximately $15 million.

Note 15: Investments in Joint Ventures

Our investment in Astaris is our most significant joint venture investment. Astaris is owned equally by Solutia, Inc. (“Solutia”) and us. At June 30, 2005 our investment in Astaris was $12.7 million compared to $6.2 million at December 31, 2004. As part of financial support we provided to Astaris during its restructuring announced in December 2003, we agreed to defer certain payments anticipated from Astaris. These deferrals included scheduled reimbursement to us for the shutdown of the joint venture’s elemental phosphorus plant in Pocatello, Idaho, amounts owed for the shutdown of the Green River, Wyoming sodium tripolyphosphate plant and amounts owed for certain raw materials supplied by us. In February 2005, all of these deferrals, totaling approximately $16.0 million, were repaid.

The formation of the Astaris joint venture and several key changes in the operating processes of the joint venture have from time to time resulted in the recording of assets and liabilities exclusive of our initial equity investment in Astaris. Other assets related to Astaris at June 30, 2005 include a receivable of $14.9 million due to Astaris’ agreement to fund an equal portion of FMC’s and Solutia’s future other postretirement benefit obligations to former employees of the companies’ phosphorus chemicals businesses and a receivable for $16.0 million for its contribution to the shutdown costs related to the closure of the Pocatello, Idaho plant. In July 2005, we received payment of $8.8 million related to these recoveries.

In the second quarter of 2005, we sold our 50 percent ownership investment in Sibelco Espanola SA (“Sibelco) for cash of $13.7 million. We accounted for Sibelco on the equity method. We recorded a gain of $9.3 million in conjunction with this sale in our condensed consolidated statement of operations.

Note 16: Guarantees, Commitments, and Contingencies

We continue to monitor commitments that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

Guarantees

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2005:

(in Millions)	June 30, 2005
Guarantees:
- Technologies performance guarantees	$4.0
- Guarantees of vendor financing	67.0
- Foreign equity method investment debt guarantees	5.3

Total	$76.3

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

We guarantee the performance by FMC Technologies, Inc. of a debt instrument outstanding in the principal amount of $4.0 million as of June 30, 2005 and December 31, 2004.

We also guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. As of June 30, 2005, these guarantees had maximum potential payments of $5.3 million compared to $6.4 million at December 31, 2004.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $67.0 and $70.1 million at June 30, 2005 and December 31, 2004, respectively, and are recorded on the consolidated balance sheets for each date as guarantees of vendor financing.

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

On January 28, 2005 we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. At this time, we do not believe the investigations are related. In connection with these two matters, in February 2005 putative class action complaints were filed against all of the US hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Related cases were also filed in various state courts.

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

Note 17: Segment Information

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue
Agricultural Products	$196.4	$193.0	$394.5	$366.4
Specialty Chemicals	148.7	141.6	285.5	276.3
Industrial Chemicals	221.5	201.4	439.9	399.7
Eliminations	(1.0)	(1.7)	(1.9)	(2.4)

Total	$565.6	$534.3	$1,118.0	$1,040.0

Income (loss) from continuing operations before income taxes
Agricultural Products	$44.6	$48.0	$78.2	$67.7
Specialty Chemicals	32.0	30.1	60.4	54.7
Industrial Chemicals	24.5	11.0	46.1	17.7
Eliminations	0.1	—	0.4	—

Segment operating profit	101.2	89.1	185.1	140.1
Corporate	(11.1)	(9.8)	(22.3)	(19.1)
Other income (expense), net	(2.2)	(2.7)	(0.6)	(5.5)
Operating profit before restructuring and other charges, gain on sale of investment, interest expense, net, loss on extinguishment of debt, and affiliate interest expense	87.9	76.6	162.2	115.5
Restructuring and other charges (1)	(25.4)	(2.9)	(27.7)	(13.7)
Gain on sale of investment	9.3	—	9.3	—
Interest expense, net	(17.0)	(20.6)	(34.0)	(41.0)
Loss on extinguishment of debt	(1.8)	—	(1.8)	—
Affiliate interest expense (2)	(0.5)	(0.7)	(0.7)	(1.2)

Total	$52.5	$52.4	$107.3	$59.6

(1)	See Note 8 for details of restructuring and other charges. For the three months and six months ended June 30, 2004 includes our share of charges in the amount of $1.9 million and $11.9 million, respectively, recorded by Astaris, which are included in “Equity in (earning) loss of affiliates” in our condensed consolidated statements of operations. Included in the six months ended June 30, 2005 was $1.0 million of income representing adjustments to liabilities related to restructuring and other charges recorded by Astaris.
(2)	Our share of interest expense of Astaris, the phosphorus joint venture.

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

We had good performance across all our businesses for both the three and six months ended June 30, 2005. Industrial Chemicals benefited from price increases, particularly in soda ash. In Agricultural Products, our focused strategy combined with increased planted acres and growth in Brazil and continued strong performance in Europe, have led to an increase in revenue. Our liquidity position also improved primarily due to cash received in the amount of $56.1 million related to the sale of a portion of the San Jose, California property. Additionally, we have continued to reduce our debt levels and refinanced our credit agreement. On July 21, 2005 we redeemed our 10.25 percent Senior Notes.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND REGULATORY ITEMS

See Note 3 to our consolidated financial statements included in this Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

On June 21, 2005, we executed a new $850.0 million, five-year credit agreement (the “2005 Credit Agreement”), which provides for a $600.0 million revolving credit facility ($250.0 million of which is available for the issuance of letters of credit for the account of the Company) and a $250.0 million term loan facility. The 2005 Credit Agreement, which is unsecured, replaced a $600 million secured credit agreement.

In connection with entering into the 2005 Credit Agreement, we wrote off approximately $1.2 million of deferred financing fees associated with the previous agreement and $0.6 million of fees associated with the new agreement. These deferred fees were included as a component of other assets in our condensed consolidated balance sheet and were recorded as “loss on extinguishment of debt” in the condensed consolidated statement of operations for the three and six months ended June 30, 2005.

On July 21, 2005, we redeemed all of our 10.25 percent Senior Notes due 2009 outstanding in the aggregate principal amount of $355.0 million. Pursuant to the terms of the Notes and the related indenture, we paid a prepayment premium of $44.0 million. In conjunction with the early redemption, we entered into an interest rate lock agreement to hedge the prepayment premium. The interest rate lock settled concurrent with the Notes redemption for a net cost of $1.2 million. These amounts, along with the write-off of unamortized financing costs, will result in a loss on the extinguishment of debt of $56.4 million in the third quarter of 2005.

Among other restrictions, the 2005 Credit Agreement contains financial covenants related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with these covenants at June 30, 2005.

At December 31, 2004, restricted cash balances were $9.7 million. There were no restricted cash balances at June 30, 2005. Restricted cash shown on the condensed consolidated balance sheets at December 31, 2004 provided collateral assuring the payment of certain environmental remediation activities. As of June 30, 2005, all restricted cash collateral has been released in exchange for letters of credit.

At June 30, 2005, we had term loan facility borrowings of $100.0 million. An additional $150.0 million was available to be drawn under the term loan facility. There were no outstanding borrowings under our $600.0 million revolving credit facility. Letters of credit outstanding under the revolving credit facility totaled $145.9 million at June 30, 2005. Availability under the revolving credit facility was $454.1 million.

At December 31, 2004, we had term loan facility borrowings of $100.0 million. There were no outstanding borrowings under our revolving credit facility at December 31, 2004. Letters of credit outstanding under the revolving credit facility and the $100.0 million stand-alone letter of credit facility were $47.9 and $98.8 million, respectively, at December 31, 2004. Revolving credit availability was $352.1 million at December 31, 2004.

Cash and cash equivalents, excluding restricted cash, at June 30, 2005 and December 31, 2004 were $269.1 million and $212.4 million, respectively. The majority of cash and cash equivalents were held by our foreign subsidiaries. We had total debt of $881.5 million and $929.6 million at June 30, 2005 and December 31, 2004, respectively. This included $804.1 million and $822.2 million of long-term debt (excluding current portions of $25.8 million and $70.8 million) at June 30, 2005 and December 31, 2004, respectively. Short-term debt, which consists primarily of foreign borrowings, increased to $51.6 million at June 30, 2005 compared to $36.6 million at December 31, 2004. The $63.1 million decrease in total long-term debt at June 30, 2005 compared to December 31, 2004 was due primarily to the repayment of our 6.75 percent medium-term notes due May 2005.

Statement of Cash Flows

Cash provided by operating activities was $68.4 million for the six months ended June 30, 2005 compared to $66.2 million for the six months ended June 30, 2004. The increase in cash provided by operating activities reflected improved earnings, which was mostly offset by an increase in accounts receivable due to higher sales in our Agricultural Products and Industrial Chemical Groups and a decrease in accounts payable.

Cash provided by discontinued operations was $41.7 million for the first six months of 2005 compared to cash required of $13.5 million for the first six months of 2004. The improvement was primarily due to cash proceeds from the sale of a portion of our San Jose property.

Cash required by investing activities was $19.3 million for the six months ended June 30, 2005 compared to $63.9 million for the six months ended June 30, 2004. The decrease was due to proceeds from the sale of Sibelco in 2005 and our keepwell payments to Astaris of $35.5 million in 2004, which were not repeated in 2005.

Cash required by financing activities was $15.5 million for the first six months of 2005 compared to cash provided of $56.9 million for the first six months of 2004. During the first six months of 2005, we redeemed all of our 6.75% medium term notes due May 2005. The remaining decrease reflects lower borrowings and a decline in the number of stock options exercised.

During the first six months of 2005, we contributed 151,092 shares of treasury stock to our employee benefit plans having a cost of approximately $5.6 million.

Commitments and other potential liquidity needs

Our cash needs for 2005 include operating cash requirements, capital expenditures, scheduled maturities of long-term debt, environmental spending and restructuring. We expect that with these needs, our debt balances at year-end 2005, net of cash, will be approximately $190 million less than at year-end 2004. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our $600.0 million committed revolving credit facility.

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

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $67.0 and $70.1 million at June 30, 2005 and December 31, 2004, respectively, and are recorded on the consolidated balance sheets for each date as guarantees of vendor financing.

We guarantee the performance by FMC Technologies, Inc. of a debt instrument outstanding in the principal amount of $4.0 million as of June 30, 2005 and December 31, 2004. We also guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. As of June 30, 2005, these guarantees had maximum potential payments of $5.3 million compared to $6.4 million at December 31, 2004.

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

On January 28, 2005 we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. At this time, we do not believe the investigations are related. In connection with these two matters, in February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Related cases were also filed in various state courts.

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

A new collective bargaining agreement for our Green River, Wyoming facility was ratified. The new agreement expires on June 30, 2010 and replaced the agreement which expired on June 30, 2005.

We have entered into negotiations for an asset-based sale of Astaris. The negotiations are ongoing.

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

The analyses below present the sensitivity of the market value of our financial instruments to selected changes in market rates and prices. The range of changes chosen reflects our view of changes that are reasonably possible over a one-year period. Market-value estimates are based on the present value of projected future cash flows considering the market rates and prices chosen. We calculate the market value foreign currency risk using third-party software incorporating standard pricing models to determine the present value of the instruments based on market conditions (spot and forward foreign exchange rates) as of the valuation date. We obtain estimates of the market value energy price risk from calculations performed internally and by a third party.

At June 30, 2005, our net financial instrument position of interest rate, currency and energy hedges was a net asset of $21.2 million compared to a net liability of $5.4 million at December 31, 2004. The change in the net financial instrument position was due to unrealized gains in our energy and foreign currency portfolios.

Commodity Price Risk

Energy costs are approximately 10 percent of our costs of sales and services. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas and oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous percentage change in energy market prices from their levels at June 30, 2005 and December 31, 2004 with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would have resulted in increases of the net asset positions at June 30, 2005 and December 31, 2004 of $10.9 million and $10.6 million, respectively. A 10 percent decrease in energy market prices would have resulted in a decrease of the net asset position at June 30, 2005 of $10.9 million. At December 31, 2004, a 10 percent decrease in energy market prices would have resulted in a decrease of $10.7 million in the net asset position and as a result would change the net asset position into a net liability position at December 31, 2004.

Foreign Currency Exchange Rate Risk

The primary currency movements for which we have exchange-rate exposure are the U.S. dollar versus the euro, the euro versus the Norwegian krone, the U.S. dollar versus the Japanese yen and the U.S. dollar versus the Brazilian real. Foreign currency debt and forward foreign exchange contracts are used in countries where we do business, thereby reducing our net exposure. Forward foreign exchange contracts are also used to hedge firm and highly anticipated foreign currency cash flows.

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2005 and December 31, 2004, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in a decrease of $12.1 million in the net asset position, and as a result, would have changed the net asset position into a net liability position at June 30, 2005. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in an increase of $19.9 million in the net liability position at December 31, 2004. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in an increase of $11.0 million in the net asset position at June 30, 2005. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in a decrease of $18.9 million in the net liability position and as a result would have changed the net liability position into a net asset position of the relevant financial instruments at December 31, 2004.

Interest Rate Risk

One of the strategies that we use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In the first quarter of 2003, we entered into swaps with an aggregate notional value of $100.0 million. In the first six months of 2005, we terminated swaps with an aggregate notional value of $100.0 million at a net cost of $2.7 million. These amounts had been deferred as an adjustment to the carrying amount of our 10.25 percent senior notes due 2009 and were amortized as an adjustment to interest expense over the remaining term of the original contract life of the terminated swap agreement. On July 21, 2005, we redeemed all of our 10.25 percent Senior Notes due 2009 and as a result we will include this write-off of the remaining balance in “loss on extinguishment of debt” in the third quarter of 2005. In conjunction with this early redemption, we entered into an interest rate lock agreement to hedge the redemption price. The interest rate lock settled concurrent with the Notes redemption for a net cost of $1.2 million.

Our debt portfolio, at June 30, 2005, is composed of 78 percent fixed-rate debt and 22 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of foreign bank borrowings and variable-rate industrial and pollution control revenue bonds and borrowings under our $850.0 million credit facilities. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt in our debt portfolio at June 30, 2005 and December 31, 2004, a one percentage point increase or decrease in interest rates then in effect would have increased or decreased net income by $0.9 million at June 30, 2005 and $1.7 million at December 31, 2004.

RESULTS OF OPERATIONS

Overview –

(in Millions, Except Per Share Data)	For the Three months Ended June 30,				For the Six months Ended June 30,
	2005		2004		2005		2004
		Per Share Diluted		Per Share Diluted		Per Share Diluted		Per Share Diluted
Consolidated Revenue	$565.6		$534.3		$1,118.0		$1,040.0

Net income	$31.2	$0.80	$30.7	$0.82	$95.7	$2.46	$36.2	$0.98

Net income included the following after-tax (income) charges:
Restructuring and other charges	$22.4	$0.57	$0.6	$0.02	$24.4	$0.52	$1.4	$0.04
Astaris restructuring (1)	—	—	1.2	0.03	(0.6)	(0.01)	7.0	0.19
Loss on extinguishment of debt	1.1	0.03	—	—	1.1	0.03	—	—
Gain on sale of investment	(4.0)	(0.10)	—	—	(4.0)	—	—	—
Tax adjustments	—	—	—	—	5.9	0.15	—	—
Discontinued operations	2.1	0.05	10.1	0.27	(26.9)	(0.69)	11.9	0.32

After-tax income from continuing operations excluding restructuring and other income and charges (loss) (2)	$52.8	$1.35	$42.6	$1.14	$95.6	$2.46	$56.5	$1.53

(1)	Our share of charges recorded by Astaris, LLC, the phosphorous joint venture is included in “Equity in loss (earnings) of affiliates”.
(2)	We believe that the Non-GAAP financial measure “After-tax income from continuing operations, excluding restructuring and other income and charges,” and its presentation on a per-share basis, provides useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP. The explanation of the reconciling items between net income and after-tax income from continuing operations excluding restructuring and other income and charges can be found in the results of operations discussions below for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.

See “Segment Results” for a detailed discussion of events affecting our results for the three and six months ended June 30, 2005 and 2004.

CONSOLIDATED RESULTS – Three months ended June 30, 2005 compared to Three months ended June 30, 2004

Revenue for the three months ended June 30, 2005 was $565.6 million, an increase of 5.9 percent compared to the $534.3 million recorded in the prior year period. The increase was primarily due to increased Industrial Chemicals sales.

Restructuring and other charges totaled $25.4 million ($22.4 million after tax) in the second quarter of 2005 primarily as a result of charges associated with our decision to close our Copenhagen, Denmark carrageenan plant and a blending facility in Bezons, France in our Specialty Chemicals segment. These charges totaling $20.6 million consist of (i) plant and equipment impairment charges of $17.4 million, (ii) severance and employee benefits of $2.4 million and (iii) other costs of $0.8 million. The plant and equipment impairment charge of $17.4 million represents an adjustment to value the plant and equipment at estimated fair value less estimated costs to sell. Additional restructuring and other charges for second quarter of 2005 totaled $4.8 million as a result of a charge for an abandonment of an asset in our Agricultural Products segment as well as various severance charges. Restructuring and other charges recorded in the second quarter of 2004 were not material.

Equity in (earnings) loss of affiliates. Equity in (earnings) loss of affiliates was earnings of $3.2 million in the second quarter of 2005 versus a loss of $0.3 million in the prior year period. The improvement was the result of income at Astaris in the second quarter of 2005 versus a loss at Astaris in the same period in the prior year. The prior year quarter also included our portion of the Astaris 2004 restructuring charges totaling $1.9 million related to the previously announced restructuring plan.

Gain on sale of investment Gain on sale of investment for the second quarter of 2005 was due to the sale of 50 percent equity method investment in Sibelco. We recorded a gain of $9.3 million ($4.0 million after tax) in conjunction with this sale in our condensed consolidated statement of operations.

Interest expense, net for the second quarter of 2005 decreased to $17.0 million compared to $20.6 million in the second quarter of 2004. The decrease primarily reflects lower interest costs and debt levels in the second quarter of 2005 compared to the same period in the prior year due to our debt refinancing in October of 2004.

Loss on extinguishment of debt was $1.8 million ($1.1 million after tax) for the second quarter of 2005. In connection with entering into the 2005 Credit Agreement, we wrote off approximately $1.2 million of deferred financing fees associated with the previous agreement and $0.6 million of fees associated with the new agreement. There was no such expense in the prior period.

Provision for income taxes was $19.2 million for the second quarter of 2005 compared to $11.6 million for the prior year period resulting in effective tax rates of 36.6 percent and 22.1 percent, respectively. The change in effective rates is primarily a result of a change in the mix of domestic income compared to income earned outside the U.S., as well as an increase to our valuation allowance related to the shutdown of operations in Denmark. Income we earn outside the U.S. is typically taxed at rates lower than income earned domestically.

Discontinued operations. Discontinued operations totaled expense of $2.1 million for the second quarter of 2005 versus expense of $10.1 million of the second quarter of 2004. In the second quarter of 2005, we recorded a charge of $4.8 million ($3.0 million after tax) related to environmental issues and legal reserves, which was offset by a reduction of $1.4 million ($0.9 million after tax), which includes the effects of the Medicare Act. Environmental charges in the second quarter of 2005, were taken to increase our reserves for our costs related to the construction of a water treatment facility in Fresno, California, and were partially offset by the recognition of third party environmental recoveries related to various sites.

In the three months ended June 30, 2004, we recorded a $16.5 million ($10.1 million after tax) charge to discontinued operations. During the second quarter of 2004, we reached agreements in principle with the EPA and the DOJ to settle certain liabilities at two environmental remediation sites in New Jersey. A charge of $16.5 million ($10.1 million after tax) was taken to adjust our environmental reserves based upon the agreed settlement amount for certain costs related to these sites. Additionally, we charged discontinued operations $0.6 million ($0.4 million after tax) for legal costs related to discontinued businesses, which was offset by the reversal of a reserve related to our former Chicago headquarters.

Net Income increased to $31.2 million for the three months ended June 30, 2005 from $30.7 million for the prior period, primarily reflecting higher earnings in operations, lower interest expense and a gain on the sale of an investment. These items were mostly offset by higher restructuring and other charges in the second quarter of 2005.

Other Financial Data

The following line item from our segment profit and loss statement is used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2004 consolidated financial statements in our 2004 10-K).

Corporate expenses were $11.1 million in the second quarter of 2005 compared with $9.8 million in the second quarter of 2004 and the increase was due largely to legal expenses and other employee expenses.

SEGMENT RESULTS – Three months ended June 30, 2005 compared to Three months ended June 30, 2004

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 17 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2004 consolidated financial statements in our 2004 Form 10-K.

Agricultural Products

(in Millions)	Three months Ended June 30,		Increase/(Decrease)
	2005	2004	$	%
Revenue	$196.4	$193.0	3.4	2
Operating Profit	44.6	48.0	(3.4)	(7)

Revenue increased primarily due to increased sales of herbicides in Europe and insecticides in Asia. Revenue growth also benefited from the stronger euro. These increases were partially offset by the impact of lower selling prices in North America due to generic bifenthrin competition. Segment operating profit for the second quarter of 2005 declined compared to the same period in the prior year as the impact of generic competition on North American bifenthrin sales more than offset the strong performance in Europe and Asia.

Specialty Chemicals

(in Millions)	Three months Ended June 30,		Increase/(Decrease)
	2005	2004	$	%
Revenue	$148.7	$141.6	7.1	5
Operating Profit	32.0	30.1	1.9	6

Specialty Chemicals sales of $148.7 million increased 5 percent as compared to $141.6 million in the prior year quarter. Sales of our BioPolymer products grew modestly primarily due to stronger demand in the food ingredients market and the benefit of favorable foreign currency translation, primarily the euro. Lithium revenue benefited from higher sales in Europe due to the timing of campaigns in the polymer and pharmaceutical synthesis markets. The increase in operating profit was driven by higher selling prices, favorable foreign currency translation, partially offset by increased raw material and energy costs.

Industrial Chemicals

(in Millions)	Three months Ended June 30,		Increase/(Decrease)
	2005	2004	$	%
Revenue	$221.5	$201.4	20.1	10
Operating Profit	24.5	11.0	13.5	123

The alkali business drove the increase in segment revenue due to significant improvements in both domestic and export soda ash selling prices. Higher selling prices across most product lines in Foret combined with favorable foreign currency translation also contributed to the increase in the second quarter of 2005.

Segment operating profit of $24.5 million, increased substantially over the $11.0 million earned last year driven by significantly higher domestic and export soda ash selling prices. Average worldwide soda ash prices during the second quarter were substantially higher than in the second quarter of 2004 due to a very tight global soda ash market. This increase was slightly offset by higher energy and distribution costs and a portion of the startup costs related to our incremental capacity addition at our Granger, Wyoming facility. In Europe, Foret delivered solid profit growth, as higher selling prices across most of its product lines more than offset raw materials cost pressures. Peroxygens earnings were essentially flat compared to the same period in 2004, as higher selling prices were offset by higher raw material, energy and transportation costs. Income increased from Astaris, our joint venture equally-owned with Solutia, as a result of higher selling prices in most products and a more favorable product mix versus last year.

CONSOLIDATED RESULTS – Six months ended June 30, 2005 compared to Six months ended June 30, 2004

Revenue for the six months ended June 30, 2005 was $1,118.0 million, an increase of 8 percent compared to the $1,040.0 million recorded in the prior year. This increase was primarily due to increased Agricultural Product and Industrial Chemicals sales and a stronger euro.

Restructuring and other charges. Restructuring and other charges totaled $28.7 million ($24.4 million after-tax) in the six months ended June 30,2005. On April 26, 2005, we made the decision to close our Copenhagen, Denmark carrageenan plant and a blending facility in Bezons, France in our Specialty Chemicals segment. In the second quarter of 2005, we recorded restructuring and other charges totaling $20.6 million associated with these closures. Additional restructuring and other charges for the six months ended June 30, 2005 totaled $8.1 million. This amount primarily related to a charge for the abandonment of an asset in our Agricultural Products segment as well as various severance charges.

Restructuring and other charges totaled $2.3 million ($1.4 million after tax) for the six months ended June 30, 2004 primarily as a result of severance costs that resulted in improved cost efficiencies. Agricultural Products recorded $2.6 million and Specialty Chemicals recorded $0.5 million in severance costs. This charge was partially offset by non-cash adjustments totaling $0.8 million, which included $0.7 million in Industrial Chemicals and $0.1 million in Corporate.

Equity in (earnings) loss of affiliates. Equity in (earnings) loss of affiliates was earnings of $7.5 million in the first six months of 2005 versus a loss of $10.0 million in the prior year period. The improvement was the result of income at Astaris in the first six months of 2005 versus a loss at Astaris in the prior period. The prior period loss included our portion of the Astaris 2004 restructuring charges totaling $11.4 million related to the previously announced restructuring plan.

Gain on sale of investment Gain on sale of investment for the six months ended June 30, 2005 was due to the sale of 50 percent equity method investment in Sibelco. We recorded a gain of $9.3 million ($4.0 million after tax) in conjunction with this sale in our condensed consolidated statement of operations.

Interest expense, net for the first six months of 2005 decreased to $34.0 million compared to $41.0 million in the prior period. The decrease primarily reflects lower interest costs and debt levels in the first six months of 2005 compared to the same period in the prior year due to our debt refinancing in October 2004.

Loss on extinguishment of debt was $1.8 million ($1.1 million after tax) for the six months ended June 30, 2005. In connection with entering into the 2005 Credit Agreement, we wrote off approximately $1.2 million of deferred financing fees associated with the previous agreement and $0.6 million of fees associated with the new agreement. There was no such expense in the first half of 2004.

Provision for income taxes was a provision of $38.5 million for the first six months of 2005 compared to a provision of $11.5 million for the prior year period resulting in effective tax rates of 35.9 percent and 19.3 percent, respectively. Tax adjustments of $5.9 million in the first quarter of 2005 represent adjustments to income tax liabilities related to foreign intercompany dividends and foreign earnings tax rates. The change in the effective rates is primarily a result of a change in the mix of domestic income compared to income earned outside the U.S., an increase to our valuation allowance related to the shutdown of operations in Denmark and the tax adjustments described above. Income we earn outside the U.S. is typically taxed at rates lower than income earned domestically.

Discontinued operations. Discontinued operations totaled a gain of $26.9 million for the six months ended June 30, 2005 compared to expense of $11.9 million for the six months ended June 30, 2004.

On February 17, 2005, we completed the sale to the city of San Jose, California of approximately 52 acres of land used by our former Defense Systems operations, which we divested in 1997. Proceeds from the sale were $56.1 million and after tax and other expenses, income was $32.9 million. In conjunction with the sale, we recorded a $6.0 million ($3.7 million after tax) contingent liability associated with land improvements on these properties. This liability is contractual and is for land improvements necessary to improve traffic flow in the area. We have an agreement with the city of San Jose for the sale of the remaining approximately 23 acres we own there. The city’s obligation to purchase the remaining land is subject to the satisfaction of certain conditions, including a review by the California Department of Toxic Substances Control.

During the first six months of 2005, we also recorded a $5.1 million ($3.2 million after tax) charge to discontinued operations related to environmental issues and legal reserves, and a reduction in other discontinued operations reserves of $1.4 million ($0.9 million after tax) which includes $0.8 million ($0.5 million after tax) for workers compensation, and $0.6 million ($0.4 million after tax) for other postretirement benefits due to the effects of the Medicare Act (See Note 3). Environmental charges of $4.0 million ($2.5 million after tax) were taken to increase our reserves in recognition of our share of liability related to an anticipated consent order between the EPA and the primary responsible parties at the Anniston site and related costs to construct a water treatment facility in Fresno, CA. In addition, legal reserve charges in the amount of $5.4 million ($3.3 million after tax) were taken as well. Offsetting these amounts was $4.3 million ($2.6 million after tax) related to recognition of third-party environmental recoveries related to various sites, primarily our Front Royal, Virginia, site

During the first six months of 2004, we recorded a $19.5 million ($11.9 million after tax) charge to discontinued operations. A charge of $2.2 million ($1.3 million after-tax) was taken to increase our reserves for environmental issues at our Middleport, New York site to recognize specific obligations incurred at the end of the first quarter of 2004. During the second quarter of 2004, we reached agreements in principle with the United States Environmental Protection Agency (“EPA”) and the United States Department of Justice (“DOJ”) to settle certain liabilities at two environmental remediation sites in New Jersey. These agreements are both contingent on negotiation and entry of the final consent decrees. An adjustment of $16.5 million ($10.1 million after tax) to environmental reserves reflects an increase based upon the agreed settlement amounts for certain costs related to these sites. Additionally, in the first six months of 2004, we charged discontinued operations for legal costs related to discontinued businesses of $1.4 million ($0.9 million after-tax), which was offset by a reversal of a reserve of $0.6 million ($0.4 million after tax) related to our former Chicago headquarters.

Net Income increased to $95.7 million for the six months ended June 30, 2005 from $36.2 million for the prior period, primarily reflecting higher earnings in operations and gains from discontinued operations.

Other Financial Data

The following line items from our segment profit and loss statement are used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2004 consolidated financial statements in our 2004 10-K).

Corporate expenses were $22.3 million in the first six months of 2005 compared to $19.1 million in the prior period due largely to higher consulting expense associated with Sarbanes-Oxley Section 404 compliance.

Other Income (Expense), Net. The decrease to $0.6 million expense in the first half of 2005 versus expense of $5.5 million in the same period of 2004 was due to a gain related to the settlement of certain energy contracts in the first half of 2005.

SEGMENT RESULTS – Six months ended June 30, 2005 compared to Six months ended June 30, 2004

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 17 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2004 consolidated financial statements in our 2004 10-K.

Agricultural Products

(in Millions)	Six months ended June 30,		Increase/(Decrease)
	2005	2004	$	%
Revenue	$394.5	$366.4	28.1	8
Operating Profit	78.2	67.7	10.5	16

The majority of the increase in revenue in Agricultural Products for the first half of 2005 resulted from higher insecticide sales in Brazil due to increases in planted acres and strong pest pressures. Higher herbicide sales in Europe and increased insecticide sales in Asia also contributed to the increase in revenues during the first half of 2005. Revenues in North America were slightly lower compared with the prior-year period due to the impact of generic competition. The increase in segment operating profit was due to higher sales, improved product mix and continued manufacturing productivity improvements partially offset by the decline in North American selling prices.

We expect modest growth in full year 2005 sales as the benefits of new products and labels combined with continued growth in South America and Europe more than offset the impact of lower North American bifenthrin selling prices. We expect full year earnings growth of approximately 10 percent reflecting higher sales and the benefit of continuing manufacturing cost reductions partially offset by lower bifenthrin pricing. Our outlook assumes normal pest pressure in North America in the third quarter of 2005 and a continued healthy Brazilian agricultural economy in the second half of 2005.

Specialty Chemicals

(in Millions)	Six months ended June 30,		Increase/(Decrease)
	2005	2004	$	%
Revenue	$285.5	$276.3	9.2	3
Operating Profit	60.4	54.7	5.7	10

Specialty Chemicals sales increased modestly, driven by stronger BioPolymer demand in the food ingredients market and higher lithium sales to polymer and pharmaceutical synthesis markets. The increase in segment operating profit was due to higher selling prices, improved mix and favorable foreign currency translation, partially offset by increased raw material and energy costs. Operating profit increased due to favorable foreign currency translation, higher selling prices and improved mix. These benefits were partially offset by increased raw material and energy costs.

For the full-year 2005, we expect mid-single-digit revenue growth in both the BioPolymer and the lithium businesses. Full-year earnings growth of approximately 10 percent will be driven by higher volume leverage, increased selling prices and productivity improvements.

Industrial Chemicals

(in Millions)	Six months ended June 30,		Increase/(Decrease)
	2005	2004	$	%
Revenue	$439.9	$399.7	40.2	10
Operating Profit	46.1	17.7	28.4	160

The alkali business drove the majority of the increase in revenue in the first half of 2005 due to significant increases in both domestic and export soda ash selling prices. Foret also benefited from increased selling prices across most product lines combined with favorable foreign currency translation.

Operating profit increased significantly versus the prior year period largely due to the benefit of higher selling prices throughout the segment and lower costs at Astaris, partially offset by higher raw material, transportation and energy costs, as well as start-up costs related to the incremental capacity addition to our Granger facility.

For the full year 2005, we expect mid-to-high-single digit growth in sales driven by higher selling prices across most businesses and particularly in soda ash. Full-year 2005 segment earnings growth is expected to be approximately 60 percent driven by higher selling prices, partially offset by higher energy, raw material and transportation costs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2005. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

(b) Change in Internal Controls. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the company’s most recent evaluation, including any corrective actions with regard to significant deficiencies or material weakness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review report by KPMG LLP, FMC’s independent registered public accounting firm, on the financial statements included in the Form 10-Q for the quarter ended June 30, 2005 is included on page 35.

Report of Independent Registered Public Accounting Firm

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of June 30, 2005, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

August 5, 2005

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no material change in the significant legal proceedings from the information reported in Part I, Item 3 of our 2004

10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) We held our annual meeting of shareholders on April 26, 2005 (the “Annual Meeting”).

(b) At the Annual Meeting, Edward J. Mooney, Enrique J. Sosa and Mark P. Frissora were each nominated for, and elected by the shareholders to, our Board of Directors (the “Board”). These individuals will serve on our Board along with Patricia A. Buffler, G. Peter D’Aloia, C. Scott Greer, William F. Reilly, James R. Thompson and William G. Walter, each of whose terms continued after the Annual Meeting. The number of votes cast for, and withheld with respect to, each nominee is set forth below:

	For	Withheld
Edward J. Mooney	34,499,595	672,819
Enrique J. Sosa	34,520,273	652,141
Mark P. Frissora	34,454,618	717,796

(c) At the Annual Meeting, the shareholders also voted on the ratification of the Audit Committee’s approval of the continuing service of KPMG LLP as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2005 as follows:

Votes
For:	34,243,718
Against:	856,886
Abstain:	71,810
Broker Non-Votes:	—

ITEM 6. EXHIBITS

Exhibits
12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF FMC CORPORATION

FOR THE QUARTER ENDED JUNE 30, 2005

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

Date: August 5, 2005