Form 10-Q
period 2005-09-30
FMC CORP
filed 2005-11-04
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT.)    YES  ☒    NO  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE ACT.)    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at October 31, 2005
Common Stock, par value $0.10 per share	37,968,068

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in Millions, Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue	$510.0	$497.5	$1,628.0	$1,537.5

Costs and Expenses
Costs of sales and services	367.8	359.7	1,145.4	1,114.9
Selling, general and administrative expenses	63.1	60.4	197.1	186.7
Research and development expenses	22.9	22.5	71.2	67.1
Restructuring and other charges (gains)	(3.8)	0.4	24.9	2.7

Total costs and expenses	450.0	443.0	1,438.6	1,371.4

Income from continuing operations before equity in (earnings) loss of affiliates, gain on sale of investment, minority interests, interest expense, net, loss on extinguishment of debt and income taxes	60.0	54.5	189.4	166.1
Equity in (earnings) loss of affiliates	(3.9)	(3.8)	(11.4)	6.2
Gain on sale of investment	—	—	(9.3)	—
Minority interests	2.2	1.1	5.3	2.1
Interest expense, net	13.3	19.9	47.3	60.9
Loss on extinguishment of debt	56.6	—	58.4	—

Income (loss) from continuing operations before income taxes	(8.2)	37.3	99.1	96.9
Provision (benefit) for income taxes	(5.2)	7.2	33.3	18.7

Income (loss) from continuing operations	(3.0)	30.1	65.8	78.2
Discontinued operations, net of income taxes	(1.4)	(0.6)	25.5	(12.5)

Net income (loss)	$(4.4)	$29.5	$91.3	$65.7

Basic earnings (loss) per common share:
Continuing operations	$(0.08)	$0.83	$1.75	$2.17
Discontinued operations	(0.04)	(0.02)	0.68	(0.35)

Net income (loss)	$(0.12)	$0.81	$2.43	$1.82

Diluted earnings (loss) per common share:
Continuing operations	$(0.08)	$0.79	$1.69	$2.10
Discontinued operations	(0.04)	(0.01)	0.65	(0.33)

Net income (loss)	$(0.12)	$0.78	$2.34	$1.77

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$93.8	$212.4
Restricted cash	—	9.7
Trade receivables, net of allowance of $15.6 at September 30, 2005 and $10.8 at December 31, 2004	482.1	479.7
Inventories	204.4	217.5
Other current assets	156.5	128.8
Deferred income taxes	4.5	24.6

Total current assets	941.3	1,072.7
Investments	37.5	35.2
Property, plant and equipment, net	1,017.2	1,111.9
Goodwill	151.2	169.8
Other assets	124.5	140.2
Deferred income taxes	412.6	448.6

Total assets	$2,684.3	$2,978.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$57.1	$36.6
Current portion of long-term debt	25.8	70.8
Accounts payable, trade and other	230.5	339.1
Accrued and other liabilities	262.1	252.1
Guarantees of vendor financing	44.6	70.1
Accrued pensions and other postretirement benefits, current	12.2	12.2
Income taxes	36.9	39.2

Total current liabilities	669.2	820.1
Long-term debt, less current portion	618.7	822.2
Accrued pension and other postretirement benefits, long-term	115.6	130.8
Environmental liabilities, continuing and discontinued	146.1	165.5
Reserve for discontinued operations	67.8	66.0
Other long-term liabilities	53.5	46.5
Minority interests in consolidated companies	49.4	51.1
Commitments and contingent liabilities
Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2005 or 2004	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2005 and 2004; 45,550,341 issued shares at September 30, 2005 and 44,835,330 issued shares at December 31, 2004	4.6	4.5
Capital in excess of par value of common stock	427.2	397.4
Retained earnings	1,036.9	945.6
Accumulated other comprehensive (loss) income	(10.8)	32.7
Treasury stock, common, at cost: 7,601,217 shares at September 30, 2005 and 7,806,390 shares at December 31, 2004	(493.9)	(504.0)

Total stockholders’ equity	964.0	876.2

Total liabilities and stockholders’ equity	$2,684.3	$2,978.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Nine Months Ended September 30,
	2005	2004
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Income from continuing operations	$65.8	$78.2
Adjustments from income from continuing operations to cash (required) provided by operating activities of continuing operations:
Depreciation and amortization	103.8	100.0
Gain on sale of investment	(9.3)	—
Equity in (earnings) loss of affiliates	(11.4)	6.2
Restructuring and other charges	24.9	2.7
Deferred income taxes	18.7	(15.5)
Minority interests	5.3	2.1
Loss on extinguishment of debt	58.4	—
Other	10.3	13.1
Changes in operating assets and liabilities:
Trade receivables, net	(2.4)	(4.6)
Guarantees of vendor financing	(25.5)	28.9
Inventories	12.9	27.9
Other current assets and other assets	46.5	(3.4)
Accounts payable, trade and other	(108.6)	(60.6)
Accrued and other liabilities	(12.0)	46.0
Income taxes	(2.3)	9.5
Accrued pension and other postretirement benefits, net	(22.3)	(16.9)
Environmental spending, continuing	(3.6)	(14.6)
Restructuring and other spending	(15.5)	(8.0)

Cash provided by operating activities	$133.7	$191.0

Cash provided (required) by discontinued operations:
Environmental spending, discontinued	(16.9)	(13.8)
Proceeds from sale of real estate property	56.1	—
Other discontinued spending	(10.4)	(5.1)

Cash provided (required) by discontinued operations	$28.8	$(18.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Nine Months Ended September 30,
	2005	2004
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	(59.5)	(49.9)
Proceeds from disposal of property, plant and equipment	2.5	2.6
Proceeds from sale of investment	13.7	—
Financing commitments to Astaris	—	(35.5)

Cash required by investing activities	(43.3)	(82.8)

Cash provided (required) by financing activities:
Net borrowings under committed credit facilities	20.0	—
Increase in short-term debt	20.5	8.0
Net decrease in restricted cash	9.7	(0.4)
Financing fees and redemption premium	(47.3)	—
Proceeds from borrowings	250.0	—
Repayment of long-term debt	(521.5)	(5.8)
Distributions to minority partners	(4.0)	(1.5)
Issuances of common stock, net	35.0	40.2

Cash provided (required) by financing activities	(237.6)	40.5

Effect of exchange rate changes on cash and cash equivalents	(0.2)	(1.6)

Increase (decrease) in cash and cash equivalents	(118.6)	128.2
Cash and cash equivalents, beginning of period	212.4	57.0

Cash and cash equivalents, end of period	$93.8	$185.2

Supplemental disclosure of cash flow information: Cash paid for interest was $61.3 million and $53.3 million, and cash paid for income taxes, net of refunds, was $10.1 and $14.5 million for the nine months ended September 30, 2005 and 2004, respectively. In the first nine months of 2005, we contributed 208,900 shares of treasury stock to our employee benefit plans with a cost of $10.1 million, which is considered a non-cash financing activity. In the nine months ended September 30, 2004, we contributed 75,100 shares of treasury stock having a cost of $2.1 million which is considered a non-cash financing activity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the nine months ended September 30, 2005 and 2004, and our financial position as of September 30, 2005. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet as of September 30, 2005 and the related condensed consolidated statement of operations for the three and nine months ended September 30, 2005 and 2004, and condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, have been reviewed by our independent registered public accounting firm. The review is described more fully in their report included herein.

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

(in Millions, Except Per Share Data)	Three months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(4.4)	$29.5	$91.3	$65.7
Add: Total stock-based compensation expense included in reported net income, net of related tax effects	0.8	0.4	1.9	1.2
Deduct: Total stock-based compensation expense determined under a fair value based method, net of related tax effects	(1.2)	(1.1)	(3.3)	(3.9)

Pro forma net income (loss)	$(4.8)	$28.8	$89.9	$63.0

Basic earnings (loss) per common share:
As reported	$(0.12)	$0.81	$2.43	$1.82
Pro forma	$(0.13)	$0.79	$2.40	$1.75

Diluted earnings (loss) per common share:
As reported	$(0.12)	$0.78	$2.34	$1.77
Pro forma	$(0.13)	$0.76	$2.30	$1.70

Note 3: Recently Adopted and Issued Accounting Pronouncements

Recently adopted accounting standards

In May 2004, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare, Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) and requires certain disclosures pending determination as to whether the sponsor’s postretirement health care plan can reasonably expect to qualify for beneficial treatment under the act. In September 2004, we elected not to recognize any of the potential accounting effects of the Medicare Act because the actuarial equivalence of our retiree medical plans was undeterminable as of September 30, 2004. We required more information on how actuarial equivalence would be calculated that was not available in existing versions of the regulations in order to determine if our retiree medical plan met the threshold.

On January 21, 2005, the Centers for Medicare & Medicaid Services (“CMS”) released the final regulations on the Medicare prescription drug benefit. The final regulations provide comprehensive guidance on how the actuarial equivalence of retiree medical plans will be determined. We completed our evaluation of the final regulations as well as more recent guidance from CMS during the second quarter of 2005 and we have determined the estimated effects of the Medicare Act on our retiree medical plan and the other postretirement benefit liabilities and net periodic other postretirement benefit costs reported in our consolidated financial statements. Our other postretirement medical plan has been determined to be actuarially equivalent to the Medicare Part D benefit and therefore, we intend on being able to collect the government subsidy, beginning in 2006, for those participants who elect to remain in our plan. As a result, the effect of the government subsidy for the three and nine months ended September 30, 2005, is a reduction in net periodic other postretirement benefit cost from continuing operations of $0.8 million and $1.7 million, respectively. Other discontinued operations reserves were reduced in the same periods by $0.3 million ($0.2 million after tax) and $0.9 million ($0.6 million after tax), respectively, primarily due to the Medicare Act. (See notes 10 and 14.) We estimate that the total annual benefit for 2005 due to the Medicare Act will be a reduction in net periodic other postretirement benefit cost from continuing operations of $2.5 million and a reduction in other discontinued operations reserves of $1.3 million ($0.8 million after tax).

In June 2005, the FASB issued staff position No. 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. The Directive effectively obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment. The commercial user should apply the provisions of FASB 143 and related FIN 47 interpretation to the obligation associated with historical waste, since this type of obligation is an asset retirement obligation. The adoption of FSP143-1 did not have a material effect on our financial condition or results of operations.

New accounting standards

In September 2005, a consensus was reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty”. In general, we would be required under the consensus to treat sales and purchases of inventory between the entity and the same counterparty as one transaction when such transactions are entered into in contemplation of each other. We are required to apply the consensus to new arrangements that we enter into in reporting periods beginning after March 15, 2006. We are evaluating the effect EITF No. 04-13 will have on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for the reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”). The statement requires that we record stock option expense in our consolidated financial statements based on a fair value methodology. We are required to adopt SFAS No. 123R beginning January 1, 2006. We are evaluating the effect SFAS No. 123R will have on our consolidated financial statements.

In December 2004, the FASB issued Statement 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29 (“Statement 153”). This statement was a result of an effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, for nonmonetary exchanges of similar productive assets. Statement 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of the adoption of the standard will depend on the nature and terms of such exchanges that we may enter into in the future.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“Statement 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that abnormal inventory items be recognized as current-period changes regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin No. 43. Statement 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of Statement 151 is not expected to have a material effect on our consolidated financial statements.

Note 4: Goodwill and Intangible Assets

Goodwill at September 30, 2005 and December 31, 2004 was $151.2 million and $169.8 million, respectively. The majority of goodwill is attributed to an acquisition in the Specialty Chemicals segment. There are no other material indefinite life intangibles, other than goodwill related to this acquisition, at September 30, 2005. The change in goodwill from December 31, 2004 to September 30, 2005 was due to the effect of foreign currency translation on the euro.

Our definite life intangibles totaled $14.2 million and $13.3 million at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, these definite life intangibles were allocated among our business segments as follows: $10.7 million in Agricultural Products, $2.1 million in Specialty Chemicals and $1.4 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, industry licenses and other intangibles. Amortization expense was not significant in the periods presented.

Note 5: Financial Instruments and Risk Management

In the first quarter of 2005, we settled certain energy forward contracts for which a portion of the original forecasted underlying energy purchase transactions became no longer probable. We recognized a gain of $2.9 million in our condensed consolidated statement of operations.

The portion of derivative gains or losses excluded from assessments of hedge effectiveness related to our outstanding cash flow hedges which were recorded to earnings during the nine months ended September 30, 2005 and 2004 was immaterial.

At September 30, 2005, the net deferred hedging gain in accumulated other comprehensive income was $36.5 million compared to a net loss of $3.1 million at December 31, 2004. Approximately $31.6 million of net gains are expected to be recognized in earnings during the twelve months ending September 30, 2006, as the underlying hedged transactions are realized, and net gains of $4.9 million are expected to be recognized at various times subsequent to September 30, 2006 and continuing through December 31, 2006.

In the first six months of 2005, we terminated $100 million notional principal value of interest swaps at a net cost of $2.7 million. These amounts had been deferred as an adjustment to the carrying amount of our 10.25 percent Senior Notes due 2009 and were amortized as an adjustment to interest expense over the remaining term of the original contract life of the swap agreement. On July 21, 2005, we redeemed our 10.25 percent Senior Notes. In conjunction with this early redemption, we entered into an interest rate lock agreement to hedge the redemption price. The interest rate lock agreement was designated and accounted for as a cash flow hedge. On July 21, 2005, we paid $1.2 million to settle this hedge and this amount, along with the write-off of the remaining swap balances, are included in “loss on extinguishment of debt” in the condensed consolidated statement of operations for the three and nine months ended September 30, 2005 (see Note 9).

Note 6: Inventory

Inventories consisted of the following, in millions:

	September 30, 2005	December 31, 2004
Finished goods and work in process	$135.3	$156.4
Raw materials	69.1	61.1

Net inventory	$204.4	$217.5

Note 7: Property, Plant and Equipment

Property, plant and equipment consisted of the following, in millions:

	September 30, 2005	December 31, 2004
Property, plant and equipment	$2,866.6	$2,969.3
Accumulated depreciation	1,849.4	1,857.4

Property, plant and equipment, net	$1,017.2	$1,111.9

Note 8: Restructuring and other charges (gains)

Nine months Ended September 30, 2005

On April 26, 2005, we made the decision to close our Copenhagen, Denmark carrageenan plant and a blending facility in Bezons, France in our Specialty Chemicals segment. For the nine months ended September 30, 2005, we recorded restructuring and other charges totaling $16.9 million associated with these closures. These charges consist of (i) plant and equipment impairment charges of $13.7 million, (ii) severance and employee benefits of $2.4 million and (iii) other costs of $0.8 million. The plant and equipment impairment charge of $13.7 million represents an adjustment to value this plant and equipment at estimated fair value less estimated cost to sell. In the third quarter of 2005, we adjusted this estimate, which resulted in a reduction of $3.7 million in the impairment charge. We have reported the plant and equipment assets related to Copenhagen as assets held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The assets held for sale in the amount of $9.0 million are included in other current assets on our September 30, 2005 condensed consolidated balance sheet. We expect to complete the sale of these assets sometime in the first half of 2006. The severance and employee benefit costs related to approximately 70 people, most of whom have either separated or will separate from us in 2005.

Additional restructuring and other charges for the nine months ended September 30, 2005 totaled $8.1 million. This amount primarily related to a charge for the abandonment of assets in our Agricultural Products segment as well as various severance charges. We committed to the abandonment of certain assets in our Agricultural Products segment before the end of their previously estimated useful life. As a result, we revised depreciation estimates to reflect the use of these assets over their shortened useful life and we recorded charges of $5.2 million associated with this accelerated depreciation. Severance costs related to either the closure of certain facilities or segment workforce restructurings amounted to $2.2 million for the nine months ended September 30, 2005. These severance costs were recorded in our Specialty Chemicals ($1.6 million) and Agricultural Products ($0.6 million) segments and relate to approximately 20 and 30 people, respectively, most of whom have either separated from us as of September 30, 2005 or will separate from us in the fourth quarter of 2005. The severance costs are expected to result in improved cost efficiencies. We also incurred $0.7 million of costs in our Agricultural Products segment primarily due to a lease termination related to a facility shutdown. These charges were partially offset by a non-cash adjustment of $0.1 million in Corporate.

Restructuring spending, net of recoveries, during the nine months ended September 30, 2005 was primarily for shutdown costs at the Pocatello, Idaho facility and severance payments for previously announced workforce reductions. The following table shows a rollforward of restructuring and other reserves for the first nine months of 2005 and the related spending and other changes:

(in Millions)	U.S. Phosphorus Chemicals Business (1)		FMC’s Reorganization	Workforce Related and Facility Shutdown (2)	Total
	Pocatello Shutdown	Tribal Fund
Balance at 12/31/2004	$32.3	$4.0	$0.4	$0.9	$37.6
Increase in reserves	—	—	—	6.0	6.0
Cash payments	(11.7)	—	—	(3.8)	(15.5)
Non-cash	—	—	(0.1)	—	(0.1)

Balance at 9/30/2005 (3) (4)	$20.6	$4.0	$0.3	$3.1	$28.0

(1)	All phosphorus restructuring and other charges were recorded in 2001.
(2)	Primarily severance costs. The impairment charges noted above impacted our property, plant and equipment balances.
(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.
(4)	Pocatello Shutdown reserve balance is recorded net of recoveries from Astaris of $7.3 million as of September 30, 2005. In July 2005, we received a payment of $8.8 million from Astaris. We received the remaining $7.3 million of our outstanding recoveries in conjunction with the proceeds from the Astaris asset sale in November 2005 (see Note 16).

Nine months Ended September 30, 2004

Restructuring and other charges totaled $2.7 million for the nine months ended September 30, 2004 primarily as a result of severance costs that resulted in improved cost efficiencies. Agricultural Products recorded $3.3 million and Specialty Chemicals recorded $0.5 million in severance costs. This charge was partially offset by non-cash adjustments totaling $1.1 million, which included $1.0 million in Industrial Chemicals and $0.1 million in Corporate. Severance costs in the first nine months of 2004 related to approximately 80 people all of whom separated from us in 2004.

Note 9: Debt

2005 Refinancing

On June 21, 2005, we executed a new $850 million, five-year credit agreement (the “2005 Credit Agreement”), which provides for a $600 million revolving credit facility ($250 million of which is available for the issuance of letters of credit) and a $250 million term loan facility. The initial borrowings under the 2005 Credit Agreement, which is unsecured, were used to repay all borrowings and terminate the previous $600 million senior secured credit agreement.

Under the 2005 Credit Agreement, $6.25 million of the term loan facility is to be repaid at the end of each quarter, commencing September 30, 2005, with the balance maturing on the fifth anniversary of the closing date of the 2005 Credit Agreement. Voluntary prepayments and commitment reductions are permitted at any time without fee upon proper notice and subject to minimum dollar amounts.

Obligations under the 2005 Credit Agreement bear interest at a floating rate, which is, at our option, either a base rate or a London InterBank Offered Rate (“LIBOR”) plus an applicable margin. The base rate is Citibank N.A.’s base rate. The initial applicable margin over LIBOR for the term loan and borrowings under the revolving credit facility is 0.75 percent. The applicable margins under our revolving credit facility and term loan facility are subject to adjustment based on the rating assigned to the Credit Facilities by each of Moody’s Investors Services, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”). The contractual interest rate for term loan borrowings was 4.63 percent at September 30, 2005.

In connection with entering into the 2005 Credit Agreement, we wrote off $1.2 million of deferred financing fees associated with the previous agreement and $0.6 million of fees associated with the new agreement. These fees were included as a component of other assets in our condensed consolidated balance sheet and were recorded as “loss on extinguishment of debt” in the condensed consolidated statements of operations for the nine months ended September 30, 2005.

Among other restrictions, the 2005 Credit Agreement contains financial covenants related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with these covenants at September 30, 2005.

10.25 Percent Senior Notes Redemption

On July 21, 2005, we redeemed all of our 10.25 percent Senior Notes due 2009 outstanding in the aggregate principal amount of $355.0 million. Pursuant to the terms of the Senior Notes and the related indenture, we paid a redemption premium of $44.0 million. In connection with the redemption of our 10.25 percent Senior Notes, we wrote off $11.4 million of deferred financing fees. These amounts, along with the settlement of a related interest rate lock, resulted in a “loss on the extinguishment of debt” of $56.6 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005.

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	September 30, 2005	December 31, 2004
Short-term debt	$57.1	$36.6
Current portion of long-term debt	25.8	70.8

Total debt maturing within one year	$82.9	$107.4

Short-term debt consisted primarily of foreign credit lines at September 30, 2005 and December 31, 2004. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

At December 31, 2004, restricted cash balances were $9.7 million. There were no restricted cash balances at September 30, 2005. Restricted cash shown on the condensed consolidated balance sheets at December 31, 2004 provided collateral assuring the payment of certain environmental remediation activities. As of September 30, 2005, all restricted cash collateral has been released in exchange for letters of credit.

Long-term debt:

Long-term debt consists of the following:

(in Millions)	September 30, 2005
	Interest Rate Percentage	Maturity Date	9/30/2005	12/31/2004
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	2.65 – 7.05	2007-2032	$218.0	$218.2
Debentures (less unamortized discounts of $0.2 million and $0.2 million, respectively)	7.75	2011	45.3	45.3
Medium-term notes (less unamortized discounts of $0.2 million and $0.2 million, respectively)	7.0 – 7.32	2007-2008	117.3	177.3
Senior notes (less unamortized discounts of $3.0 million)	—	—	—	352.0
Senior secured term loan	—	—	—	100.0
Senior term loan	4.63	2010	243.7	—
Senior revolving credit facility	4.63	2010	20.0	—
Other	2.50	2007	0.2	0.2

Total debt			644.5	893.0
Less: debt maturing within one year			25.8	70.8

Total long-term debt			$618.7	$822.2

At September 30, 2005, we had term loan facility borrowings of $243.7 million. We had $20.0 million in borrowings under our revolving credit facility. Letters of credit outstanding under the revolving credit facility totaled $145.9 million at September 30, 2005, resulting in availability under the revolving credit facility of $434.1 million.

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

Note 10: Discontinued Operations

Our results of discontinued operations were comprised of the following:

(in Millions)	Nine Months Ended September 30,
	2005	2004
Income from sale of real estate property related to previously discontinued operation (net of income tax expense of $22.6 million)	$32.9	—
Provision for contingent liability related to previously discontinued operation (net of income tax benefit of $2.3 million)	(3.7)	—
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously reserved discontinued operations (net of income tax expense of $0.6)	1.1	—
Provision for environmental liabilities and legal expenses related to previously discontinued operations (net of income tax benefit of $2.9 million and $8.0 million in 2005 and 2004, respectively)	(4.8)	(12.5)

Discontinued operations, net of income taxes	$25.5	$(12.5)

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

During the first nine months of 2005 we recorded a reduction in other discontinued operations reserves of $1.7 million ($1.1 million after tax), which includes $0.8 million ($0.5 million after tax) for workers compensation, and $0.9 million ($0.6 million after tax) for other postretirement benefits primarily due to the effects of the Medicare Act (See Note 3). Additionally, during the first nine months of 2005, we recorded a $7.7 million ($4.8 million after tax) charge to discontinued operations related to environmental issues and legal expenses. Environmental charges of $4.0 million ($2.5 million after tax) were taken to increase our reserves in recognition of our share of liabilities related to an anticipated consent order between the EPA and the primary responsible parties at the Anniston site and related costs to construct a water treatment facility in Fresno, CA. In addition, legal expense charges related to previously discontinued operations in the amount of $8.0 million ($4.9 million after tax) were taken as well. Offsetting these amounts was $4.3 million ($2.6 million after tax) related to recognition of third-party environmental recoveries related to various sites, primarily our Front Royal, Virginia, site. (See Note 11 for a rollforward of our environmental reserves.)

During the first nine months of 2004, we recorded a $20.5 million ($12.5 million after tax) charge to discontinued operations. A charge of $2.2 million ($1.3 million after-tax) was taken to increase our reserves for environmental issues at our Middleport, New York site to recognize specific obligations incurred at the end of the first quarter of 2004. During the second quarter of 2004, we reached agreements in principle with the United States Environmental Protection Agency (“EPA”) and the United States Department of Justice (“DOJ”) to settle certain liabilities at two environmental remediation sites in New Jersey. These agreements are both contingent on negotiation and entry of the final consent decrees. An adjustment of $16.5 million ($10.1 million after tax) to environmental reserves reflects an increase based upon the agreed settlement amounts for certain costs related to these sites. Additionally, in the first nine months of 2004, we charged discontinued operations for legal costs related to previously discontinued businesses of $2.4 million ($1.5 million after-tax), which was offset by a reversal of a reserve of $0.6 million ($0.4 million after tax) related to our former Chicago headquarters.

At September 30, 2005, substantially all other discontinued operations reserves recorded on our condensed consolidated balance sheet related to other postretirement liabilities, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 2001.

Note 11: Environmental Obligations

We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $165.1 million and $192.3 million, excluding recoveries, have been provided at September 30, 2005 and December 31, 2004, respectively.

At September 30, 2005 and December 31, 2004, expected recoveries were $11.7 million and $12.1 million, respectively, with the majority at each date relating to existing contractual arrangements with U.S. government agencies and insurance carriers. Cash recoveries recorded, as realized claims against third parties were $4.7 million in the first nine months of 2005. Total cash recoveries recorded for the year ended December 31, 2004 were $6.1 million.

The long-term portions of environmental reserves, net of recoveries, totaling $146.1 million and $165.5 million at September 30, 2005 and December 31, 2004, respectively, are included in environmental liabilities, continuing and discontinued. The short-term portion of continuing obligations is recorded as accrued and other liabilities.

We have estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $75 million at September 30, 2005. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. We believe the liability arising from these potential environmental obligations is not likely to have a materially adverse effect on our consolidated liquidity or financial position.

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2004 to September 30, 2005.

(in Millions)	Operating and Discontinued Sites (1)	Pocatello		Total
		Pre-existing (4)	Remediation from Pocatello Shutdown (5)
Total environmental reserves, net of recoveries at December 31, 2004(3)	$133.1	$16.6	$30.5	$180.2

2005:
Provision (see note 10)	3.2	—	—	3.2
Spending, net of cash recoveries	(19.5)	(1.0)	(5.9)	(26.4)
Non-cash changes (2)	(3.6)	—	—	(3.6)

Net change	(19.9)	(1.0)	(5.9)	(26.8)

Total environmental reserves, net of recoveries at September 30, 2005 (3)	$113.2	$15.6	$24.6	$153.4

Environmental reserves, current, net of recoveries	$3.1	$1.4	$2.8	$7.3
Environmental reserves, long-term continuing and discontinued, net of recoveries	110.1	14.2	21.8	146.1

Total environmental reserves, net of recoveries at September 30, 2005 (3)	$113.2	$15.6	$24.6	$153.4

(1)	“Current” includes only those reserves related to continuing operations.
(2)	Adjustment related to recoveries for a discontinued site in the first quarter of 2005. (See Note 10 “Reserves for Discontinued Operations.”)
(3)	Balance includes environmental remediation reserves related to the shutdown of Pocatello recorded as part of Pocatello shutdown, remediation and other charges in 2001. (See rollforward of restructuring and other charges table in Note 8.)
(4)	Pocatello remediation reserve created prior to the decision to shutdown the facility in 2001.
(5)	Additional remediation reserves recorded at the time of the Pocatello shutdown (Note 8).

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

Diluted EPS for the three months ended September 30, 2005 excludes 1.7 million potential common shares because the assumed issuance of such potential common shares is antidilutive in periods in which there is also a loss. There were no excluded potential common shares from Diluted EPS for the three months ended September 30, 2004 and the nine months ended September 30, 2005. Diluted EPS for the nine months ended September 30, 2004 excludes approximately 6,500 potential common shares related to our stock option plans because the option exercise price was greater than the average market price of our common stock.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions Except Share and Per Share Data)	Three months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Earnings (loss):
Income from continuing operations	$(3.0)	$30.1	$65.8	$78.2
Discontinued operations, net of income taxes	(1.4)	(0.6)	25.5	(12.5)

Net income	$(4.4)	$29.5	$91.3	$65.7

Basic earnings (loss) per common share
Continuing operations	$(0.08)	$0.83	$1.75	$2.17
Discontinued operations	(0.04)	(0.02)	0.68	(0.35)

Net income	$(0.12)	$0.81	$2.43	$1.82

Diluted earnings (loss) per common share
Continuing operations	$(0.08)	$0.79	$1.69	$2.10
Discontinued operations	(0.04)	(0.01)	0.65	(0.33)

Net income	$(0.12)	$0.78	$2.34	$1.77

Shares (in thousands):
Weighted average number of shares of common stock outstanding	37,865	36,465	37,538	36,038
Weighted average additional shares assuming conversion of stock options	—	1,362	1,533	1,071

Shares – diluted basis	37,865	37,827	39,071	37,109

Note 13: Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income for the three and nine months ended September 30, 2005 and 2004 consisted of the following:

(in Millions)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(4.4)	$29.5	$91.3	$65.7
Other comprehensive income (loss):
Foreign currency translation adjustment	0.1	6.2	(83.7)	(12.4)
Net deferral of hedging gains	19.8	3.1	40.2	9.9

Comprehensive income	$15.5	$38.8	$47.8	$63.2

Note 14: Pension and Other Postretirement Benefits

The following table summarizes the components of net annual benefit cost (income) for the three and nine months ended September 30, 2005 and 2004:

(in Millions)	Three months ended September 30,				Nine months ended September 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2005	2004	2005	2004	2005	2004	2005	2004
Components of net annual benefit cost:
Service cost	$3.5	$3.3	$—	$0.1	$11.4	$10.5	$0.2	$0.3
Interest cost	12.5	12.4	0.6	0.3	37.3	36.6	2.4	3.5
Expected return on plan assets	(16.0)	(15.3)	—	—	(45.9)	(42.9)	—	—
Amortization of prior service cost	0.6	0.7	(0.4)	(0.6)	1.4	1.5	(1.4)	(1.8)
Recognized net actuarial (gain) loss	0.3	(0.2)	(0.4)	0.8	2.1	1.0	(0.5)	0.6

Net periodic benefit (income) cost from continuing operations	$0.9	$0.9	$(0.2)	$0.6	$6.3	$6.7	$0.7	$2.6

The net periodic other postretirement benefit cost above reflects the changes associated with the Medicare Act. (See Note 3)

We made voluntary cash contributions to our U.S. defined benefit pension plan of $15.0 million and $8.0 million in the nine months ended September 30, 2005 and 2004, respectively. We expect that our total voluntary cash contributions to the plan for 2005 will be $15.0 million.

Note 15: Income Taxes

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law and the AJCA contains many tax provisions that are expected to affect us over the next several years as those provisions become effective. We are continuing to review these provisions and their application to some of our businesses to evaluate the effect these changes may have on income taxes included in our consolidated financial statements. The AJCA provides for the deduction for U.S. federal income tax purposes of 85% of certain foreign earnings that are repatriated, as defined in the AJCA. During the third quarter of 2005, we recorded an initial income tax charge of $15.8 million based upon our repatriation of $180 million of foreign earnings in September 2005. We also recorded a tax charge of $9.9 million representing the income tax effect associated with the low end of the range of foreign earnings that are being considered for repatriation in the fourth quarter of 2005. This range of amounts is between $100 and 200 million.

Income tax expense was $33.3 million for the nine months ended September 30, 2005 compared to expense of $18.7 million for the nine months ended September 30, 2004. Included in tax expense for the nine months ended September 30, 2005 was the $25.7 million of charges associated with the earnings repatriation described above, net tax benefits of $19.2 million related to agreement on certain prior year audit issues previously reserved, and $9.5 million of charges associated with adjustments to deferred income tax liabilities.

Note 16: Investments in Joint Ventures

In November 2005, Astaris, our 50%-owned joint venture with Solutia, completed the previously announced sale of all assets, other than certain excluded assets, used in the business of Astaris to certain subsidiaries of Israel Chemicals Limited, an Israeli corporation (“ICL”). The buyers also assumed specific liabilities of Astaris. The sale price of $255 million is subject to adjustment to take into account any shortfall in capital expenditures made by Astaris prior to the closing date below an agreed level and actual working capital of Astaris on the closing date being above or below an agreed level. In connection with this sale, we expect to record a gain in the fourth quarter of 2005.

At September 30, 2005 our investment in Astaris was $15.9 million compared to $6.2 million at December 31, 2004.

The formation of the Astaris joint venture and several key changes in the operating processes of the joint venture have from time to time resulted in the recording of assets and liabilities in addition to our initial equity investment in Astaris. Other assets related to Astaris at September 30, 2005 include a receivable of $14.9 million resulting from Astaris’ agreement to fund an equal portion of FMC’s and Solutia’s future other postretirement benefit obligations to former employees of the companies’ phosphorus chemicals businesses and a receivable for $7.3 million for its contribution to the shutdown costs related to the closure of the Pocatello, Idaho plant. In November 2005, we received from the proceeds of the sale final payment of the amounts due to us. In addition, certain of the assets and liabilities of Astaris that were not included in the sale to subsidiaries of ICL were transferred to us, and certain other assets and liabilities of Astaris were transferred to Solutia. Generally, the assets and liabilities so transferred consisted of property originally contributed to the joint venture by us and Solutia, respectively, and associated liabilities.

In the second quarter of 2005, we sold our 50 percent ownership investment in Sibelco Espanola SA (“Sibelco”) for cash of $13.7 million. We accounted for Sibelco on the equity method. We recorded a gain of $9.3 million in conjunction with this sale in our condensed consolidated statement of operations.

Note 17: Guarantees, Commitments, and Contingencies

We continue to monitor commitments that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

Guarantees

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at September 30, 2005:

(in Millions)	September 30, 2005
Guarantees:
- Technologies performance guarantees	$3.2
- Guarantees of vendor financing	44.6
- Foreign equity method investment debt guarantees	5.1

Total	$52.9

Other Commitments

We guarantee the performance by FMC Technologies, Inc. of a debt instrument outstanding in the principal amount of $3.2 million as of September 30, 2005 and $4.0 million as of December 31, 2004.

We also guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. As of September 30, 2005, these guarantees had maximum potential payments of $5.1 million compared to $6.4 million at December 31, 2004.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $44.6 million and $70.1 million at September 30, 2005 and December 31, 2004, respectively, and are recorded on the consolidated balance sheets for each date as guarantees of vendor financing.

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

On October 14, 2003, Solutia, our joint venture partner in Astaris, filed a lawsuit against us with the Circuit Court of St. Louis County, Missouri claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris and also failed to disclose the information we had about the PPA technology. Solutia dismissed this Missouri lawsuit in February 2004, after it had filed a virtually identical lawsuit in the U.S. Bankruptcy Court in the Southern District of New York. Solutia had filed for Chapter 11 bankruptcy protection in that same court on December 17, 2003. Our motion to remove the lawsuit from Bankruptcy Court was granted on June 18, 2004, and the matter is now pending in U.S. District Court for the Southern District of New York. On March 29, 2005, the court dismissed certain of the claims relating to the alleged failure of the PPA technology for lack of standing on the part of Solutia. The PPA technology was not included in the sale to ICL described in Note 16 above and will continue to be owned by Astaris.

On January 28, 2005 we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. At this time, we do not believe the investigations are related. In connection with these two matters, in February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal anti-trust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada.

We are also party to another antitrust class action pending in Federal Court in the Eastern District of Pennsylvania, as well as various related state court cases alleging violations of antitrust laws involving our microcrystalline cellulose product.

We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Based on information currently available and established reserves, the ultimate resolution of our known contingencies, including the matters described in this Note 17, is not expected to have a material adverse effect on our consolidated financial position or liquidity. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 18: Segment Information

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue
Agricultural Products	$161.3	$164.1	$555.8	$530.5
Specialty Chemicals	137.2	134.8	422.7	411.1
Industrial Chemicals	212.3	199.5	652.2	599.2
Eliminations	(0.8)	(0.9)	(2.7)	(3.3)

Total	$510.0	$497.5	$1,628.0	$1,537.5

Income (loss) from continuing operations before income taxes
Agricultural Products	$26.4	$27.0	$104.6	$94.7
Specialty Chemicals	24.8	19.7	85.2	74.4
Industrial Chemicals	18.1	21.2	64.2	38.9
Eliminations	0.1	—	0.5	—

Segment operating profit	69.4	67.9	254.5	208.0
Corporate	(11.1)	(9.5)	(33.4)	(28.6)
Other income (expense), net	0.4	0.1	(0.2)	(5.4)

Operating profit before the items listed below	58.7	58.5	220.9	174.0
Restructuring and other (charges) gains (1)	3.4	(1.2)	(24.3)	(14.9)
Gain on sale of investment	—	—	9.3	—
Interest expense, net	(13.3)	(19.9)	(47.3)	(60.9)
Loss on extinguishment of debt	(56.6)	—	(58.4)	—
Affiliate interest expense (2)	(0.4)	(0.1)	(1.1)	(1.3)

Total	$(8.2)	$37.3	$99.1	$96.9

(1)	See Note 8 for details of restructuring and other charges (gains). For the three months ended September 30, 2005 and 2004 included our share of charges in the amount of $0.4 million and $0.8 million, respectively, recorded by Astaris, which are included in “Equity in (earning) loss of affiliates” in our condensed consolidated statements of operations. Included in the nine months ended September 30, 2005 was $0.6 million in income representing adjustments to liabilities related to restructuring and other charges recorded by Astaris. Included in the nine months ended September 30, 2004 are charges in the amount of $12.2 million.
(2)	Our share of interest expense of Astaris, the phosphorus joint venture.

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

•	Environmental

•	Impairment and valuation of long-lived assets

•	Pension and other postretirement benefits

•	Income taxes

These accounting policies were affected by the adoption of the American Jobs Creation Act and the Medicare Act as discussed in Note 3 and Note 10.

RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3 to our condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

OVERVIEW

We are a diversified, global chemical company providing innovative solutions and applications to a wide variety of end markets. We operate in three business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Agricultural Products’ principal focus is on insecticides, which are used to enhance crop yield and quality by controlling a wide spectrum of pests, and on herbicides, which are used to reduce the need for manual or mechanical weeding by inhibiting or preventing weed growth. Specialty Chemicals consists of our BioPolymer and lithium business and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding and disintegrant use and lithium specialties for pharmaceutical synthesis, polymers, energy storage and other industrial applications. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, peroxygens and phosphorus chemicals.

We had good performance across all our businesses for both the three and nine months ended September 30, 2005. Industrial Chemicals continued to benefit from price increases, particularly in soda ash. In Agricultural Products, our focused strategy combined with increased growth in sales in Asia and continued strong performance in Europe and Brazil, have led to an increase in revenue. Our liquidity position also improved primarily due to cash received in the amount of $56.1 million related to the sale of a portion of the San Jose, California property and will be further improved as a result of the Astaris asset sale in November 2005. Additionally, we have continued to reduce our debt levels and refinanced our credit agreement. On July 21, 2005 we redeemed our 10.25 percent Senior Notes.

RESULTS OF OPERATIONS

Overview –

(in Millions, Except Per Share Data (1))	For the Three months Ended September 30,				For the Nine months Ended September 30,
	2005		2004		2005		2004
		Per Share Diluted		Per Share Diluted		Per Share Diluted		Per Share Diluted
Consolidated Revenue	$510.0		$497.5		$1,628.0		$1,537.5

Net (loss) income	$(4.4)	$(0.12)	$29.5	$0.78	$91.3	$2.34	$65.7	$1.77

Net (loss) income included the following after-tax (income) charges:
Restructuring and other charges	(8.6)	(0.21)	$0.2	$—	15.8	0.40	$1.7	$0.05
Astaris restructuring (2)	0.2	0.01	0.5	0.02	(0.4)	(0.01)	7.4	0.20
Loss on extinguishment of debt	35.0	0.88			36.1	0.92
Gain on sale of investment					(4.0)	(0.10)
Tax adjustments	10.1	0.25	(1.3)	(0.03)	16.0	0.41	(1.3)	(0.04)
Discontinued operations	1.4	0.04	0.6	0.01	(25.5)	(0.65)	12.5	0.33

After-tax income from continuing operations excluding restructuring and other income and charges (loss) (3)	$33.7	$0.85	$29.5	$0.78	$129.3	$3.31	$86.0	$2.31

(1)	For the three months ended September 30, 2005, the average shares outstanding used in $(0.12) basic and diluted earnings per share for the condensed consolidated statement of operations and Note 12 was 37.9 million shares because the effect of the 1.7 million options would have been antidilutive. For comparability purposes, the weighted average diluted shares used in the three months ended September 30, 2005 per diluted share calculations was 39.6 million resulting in $0.85 per share which includes the 1.7 million options.
(2)	Our share of charges recorded by Astaris, LLC, the phosphorous joint venture is included in “Equity in loss (earnings) of affiliates”.
(3)	We believe that the Non-GAAP financial measure “After-tax income from continuing operations, excluding restructuring and other income and charges,” and its presentation on a per-share basis, provides useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP. The explanation of the reconciling items between net income and after-tax income from continuing operations excluding restructuring and other income and charges can be found in the results of operations discussions below for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004.

See “Segment Results” for a detailed discussion of events affecting our results for the three and nine months ended September 30, 2005 and 2004.

CONSOLIDATED RESULTS – Three months ended September 30, 2005 compared to Three months ended September 30, 2004

Revenue for the three months ended September 30, 2005 was $510.0 million, an increase of three percent compared to the $497.5 million recorded in the prior year period. The increase was primarily due to increased Industrial Chemicals sales.

Restructuring and other charges totaled $3.8 million of income in the third quarter primarily as a result of an adjustment to the fair value less estimated costs to sell associated with our assets held for sale at our Copenhagen facility. Restructuring and other charges recorded in the third quarter of 2004 were not material.

Equity in (earnings) loss of affiliates. Equity in (earnings) loss of affiliates was earnings of $3.9 million in the third quarter of 2005 versus earnings of $3.8 million in the prior year period. The majority of these earnings are a result of income at Astaris.

Interest expense, net for the third quarter of 2005 decreased to $13.3 million compared to $19.9 million in the third quarter of 2004. The decrease primarily reflects lower interest costs and debt levels in the third quarter of 2005 compared to the same period in the prior year due to our debt refinancing in October 2004 and our debt refinancing and redemption of 10.25 percent Senior Notes in June and July 2005, respectively.

Loss on extinguishment of debt was $56.6 million ($35.0 million after tax) for the third quarter of 2005. The loss was the result of the redemption of our 10.25 percent Senior Notes. There was no such expense in the prior period.

Provision for income taxes was a benefit of $5.2 million for the third quarter of 2005 compared to expense of $7.2 million for the prior year period resulting in effective tax rates of 63.4 percent-benefit and 19.3 percent-expense, respectively. The third quarter of 2005 includes charges of $25.7 million for income taxes associated with the repatriation of approximately $280 million under the American Jobs Creation Act (AJCA). To date we have repatriated approximately $180 million and we estimate we will repatriate between $100 and $200 million in the fourth quarter of 2005. We have provided for taxes on the amount we have repatriated to date as well as the low end of the range of the fourth quarter estimate. Tax adjustments in the third quarter of 2005 also include net tax benefits of $19.2 million related to agreement on certain prior year audit issues previously reserved. In addition to the above, the change in effective rates was also a result of a change in the mix of domestic income compared to income earned outside the U.S, and adjustments to deferred income tax liabilities related to the shutdown of operations in Denmark and U.S. fixed assets.

Discontinued operations. Discontinued operations totaled expense of $2.3 million ($1.4 million after tax) for the third quarter of 2005. In the third quarter of 2005, we recorded a charge of $2.6 million ($1.6 million after tax) related to legal expenses, which was offset by a reduction of $0.3 million ($0.2 million after tax), which includes the effects of the Medicare Act.

In the three months ended September 30, 2004, we recorded a $1.0 million ($0.6 million after tax) charge to discontinued operations for legal costs related to discontinued businesses.

Net income (loss). decreased to a net loss of $4.4 million for the three months ended September 30, 2005 and was due primarily to the loss on early extinguishment of debt of $56.6 million. We had net income was $29.5 million for the prior period.

Other Financial Data

The following line item from our segment profit and loss statement is used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2004 consolidated financial statements in our 2004 10-K).

Corporate expenses were $11.1 million in the third quarter of 2005 compared with $9.5 million in the third quarter of 2004 and the increase was due largely to legal expenses.

SEGMENT RESULTS – Three months ended September 30, 2005 compared to Three months ended September 30, 2004

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 18 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2004 consolidated financial statements in our 2004 Form 10-K.

Agricultural Products

(in Millions)	Three months Ended September 30,		Increase/(Decrease)
	2005	2004	$	%
Revenue	$161.3	$164.1	(2.8)	(2)
Operating Profit	26.4	27.0	(0.6)	(2)

Strong sales growth in Asia was more than offset by the expected impact of generic bifenthrin competition in North America resulting in lower selling prices and slightly lower sales in Latin America compared to a strong performance in the same period in 2004. Despite the modest decline in sales, segment earnings were essentially flat compared with the same period last year as sales growth in Asia and continued operational productivity initiatives offset the impacts from generic competition on North American bifenthrin sales, the impact of the slightly weaker Brazilian agricultural economy and higher raw material and energy costs.

Specialty Chemicals

(in Millions)	Three months Ended September 30,		Increase/(Decrease)
	2005	2004	$	%
Revenue	$137.2	$134.8	2.4	2
Operating Profit	24.8	19.7	5.1	26

The increase in revenue in the third quarter of 2005 was driven by Lithium due to a strong demand across a broad base of markets and higher selling prices. Sales of our BioPolymer products were down slightly as a result of the lower pharmaceutical excipient sales. The increase in operating profit was driven by increased volumes and selling prices in Lithium combined with improved results in the food ingredients business and the benefits of operational restructuring initiatives.

Industrial Chemicals

(in Millions)	Three months Ended September 30,		Increase/(Decrease)
	2005	2004	$	%
Revenue	$212.3	$199.5	12.8	6
Operating Profit	18.1	21.2	(3.1)	(15)

Revenue increased due to higher selling prices across the segment, particularly in soda ash, and to a lesser extent, higher in most product lines at Foret and in our North American hydrogen peroxide business. Segment earnings were down $3.1 million versus the year ago quarter, due to increased costs associated with the start-up of our Granger, Wyoming, soda ash facility, which is now at the planned 250,000 tons annual capacity rate, higher energy and raw material costs, and volume impacts from Hurricane Rita on the peroxide and soda ash businesses. Our Bayport, Texas hydrogen peroxide plant was down for 10 days due to Hurricane Rita. There was no significant damage to the site and it is now back in full operation.

CONSOLIDATED RESULTS – Nine months ended September 30, 2005 compared to Nine months ended September 30, 2004

Revenue for the nine months ended September 30, 2005 was $1,628.0 million, an increase of six percent compared to the $1,537.5 million recorded in the prior year. This increase was primarily due to increased Agricultural Products and Industrial Chemicals sales and a stronger euro.

Restructuring and other charges. Restructuring and other charges totaled $24.9 million ($15.8 million after-tax) in the nine months ended September 30, 2005. On April 26, 2005, we made the decision to close our Copenhagen, Denmark carrageenan plant and a blending facility in Bezons, France in our Specialty Chemicals segment. We have recorded restructuring and other charges totaling $16.9 million associated with these closures. These charges consist of (i) plant and equipment impairment charges of $13.7 million, (ii) severance and employee benefits of $2.4 million and (iii) other costs of $0.8 million. Additional restructuring and other charges for the nine months ended September 30, 2005 totaled $8.0 million. This amount primarily related to a charge for the abandonment of certain assets in our Agricultural Products segment as well as various severance charges.

Restructuring and other charges totaled $2.7 million ($1.7 million after tax) for the nine months ended September 30, 2004 primarily as a result of severance costs that resulted in improved cost efficiencies. Agricultural Products recorded $3.3 million and Specialty Chemicals recorded $0.5 million in severance costs. This charge was partially offset by non-cash adjustments totaling $1.1 million, which included $1.0 million in Industrial Chemicals and $0.1 million in Corporate.

Equity in (earnings) loss of affiliates. Equity in (earnings) loss of affiliates was earnings of $11.4 million in the first nine months of 2005 versus a loss of $6.2 million in the prior year period. The improvement was the result of income at Astaris in the first nine months of 2005 versus a loss at Astaris in the prior period. The prior period loss included our portion of the Astaris 2004 restructuring charges totaling $12.2.

Gain on sale of investment Gain on sale of investment for the nine months ended September 30, 2005 was due to the sale of our 50% equity method investment in Sibelco. We recorded a gain of $9.3 million ($4.0 million after tax) in conjunction with this sale in our condensed consolidated statement of operations.

Interest expense, net for the first nine months of 2005 decreased to $47.3 million compared to $60.9 million in the prior period. The decrease primarily reflects lower interest costs and debt levels in the first nine months of 2005 compared to the same period in the prior year. The decreases were due to our debt refinancing in October 2004 and June 2005 and the redemption of the 10.25 percent Senior Notes in July 2005.

Loss on extinguishment of debt was $58.4 million ($36.0 million after tax) for the nine months ended September 30, 2005. In connection with entering into the 2005 Credit Agreement, we wrote off approximately $1.2 million of deferred financing fees associated with the previous agreement and $0.6 million of fees associated with the new agreement. Additionally we incurred a loss on extinguishment of debt of $56.6 million associated with the redemption of the 10.25 percent Senior Notes. There were no such expenses in the first nine months of 2004.

Provision for income taxes was a provision of $33.3 million for the first nine months of 2005 compared to a provision of $18.7 million for the prior year period resulting in effective tax rates of 33.6 percent and 19.3 percent, respectively. Tax adjustments of $16.0 million in 2005 include charges for income taxes associated with the AJCA, net tax benefits associated with agreement on certain prior year audit issues previously reserved and $9.5 million of charges associated with adjustments to deferred income tax liabilities. In addition to the above, the change in effective tax rates was also a result of a change in the mix of domestic income compared to income earned outside the U.S

Discontinued operations. Discontinued operations totaled a gain of $25.5 million for the nine months ended September 30, 2005 compared to expense of $12.5 million for the nine months ended September 30, 2004.

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

During the first nine months of 2005, we recorded a reduction in other discontinued operations reserves of $1.7 million ($1.1 million after tax) which includes $0.8 million ($0.5 million after tax) for workers compensation, and $0.9 million ($0.6 million after tax) for other postretirement benefits primarily due to the effects of the Medicare Act (See Note 3). Additionally, during the first nine months of 2005, we also recorded a $7.7 million ($4.8 million after tax) charge to discontinued operations related to environmental issues and legal expenses. Environmental charges of $4.0 million ($2.5 million after tax) were taken to increase our reserves in recognition of our share of liability related to an anticipated consent order between the EPA and the primary responsible parties at the Anniston site and related costs to construct a water treatment facility in Fresno, California. In addition, legal expense charges in the amount of $8.0 million ($4.9 million after tax) were taken as well. Offsetting these amounts was $4.3 million ($2.6 million after tax) related to recognition of third-party environmental recoveries related to various sites, primarily our Front Royal, Virginia site.

During the first nine months of 2004, we recorded a $20.5 million ($12.5 million after tax) charge to discontinued operations. A charge of $2.2 million ($1.3 million after-tax) was taken to increase our reserves for environmental issues at our Middleport, New York site to recognize specific obligations incurred at the end of the first quarter of 2004. During the second quarter of 2004, we reached agreements in principle with the United States Environmental Protection Agency (“EPA”) and the United States Department of Justice (“DOJ”) to settle certain liabilities at two environmental remediation sites in New Jersey. These agreements are both contingent on negotiation and entry of the final consent decrees. An adjustment of $16.5 million ($10.1 million after tax) to environmental reserves reflects an increase based upon the agreed settlement amounts for certain costs related to these sites. Additionally, in the first nine months of 2004, we charged discontinued operations for legal costs related to discontinued businesses of $2.4 million ($1.5 million after-tax), which was offset by a reversal of a reserve of $0.6 million ($0.4 million after tax) related to our former Chicago headquarters.

Net Income increased to $91.3 million for the nine months ended September 30, 2005 from $65.7 million for the prior period, primarily reflecting the net impact of higher earnings in operations and gains from discontinued operations offset by the loss on early extinguishment of debt.

Other Financial Data

The following line items from our segment profit and loss statement are used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2004 consolidated financial statements in our 2004 10-K).

Corporate expenses were $33.4 million in the first nine months of 2005 compared to $28.6 million in the prior period due largely to higher consulting expense associated with Sarbanes-Oxley Section 404 compliance, higher legal expense and higher employee costs.

Other Income (Expense), Net. The decrease to $0.2 million expense in the first half of 2005 versus expense of $5.4 million in the same period of 2004 was due to a gain related to the settlement of certain energy contracts in the first half of 2005.

SEGMENT RESULTS – Nine months ended September 30, 2005 compared to Nine months ended September 30, 2004

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 18 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2004 consolidated financial statements in our 2004 10-K.

Agricultural Products

(in Millions)	Nine months ended September 30,		Increase/(Decrease)
	2005	2004	$	%
Revenue	$555.8	$530.5	25.3	5
Operating Profit	104.6	94.7	9.9	10

Higher insecticide sales in Brazil due to increases in planted acreage and strong pest pressures, higher herbicide sales in Europe and increased insecticide sales in Asia were the primary factors in the increased revenue in the first nine months of 2005. Revenues in North America were slightly lower compared with the prior year period due to the impact of generic bifenthrin competition. The increase in segment operating profit was due to higher sales, improved product mix and continued manufacturing productivity improvements partially offset by the decline in North American selling prices.

We expect modest growth in full year 2005 sales as the benefits of new products and labels combined with continued growth in South America and Europe more than offset the impact of lower North American bifenthrin selling prices. We expect full year earnings growth of approximately 5 percent reflecting higher sales and the benefit of continuing manufacturing cost reductions partially offset by lower bifenthrin pricing and raw material costs. A combination of lower commodity prices and a strengthening Brazilian Real is pressuring the cash flow of our Brazilian customers who sell into U.S. dollar priced export markets. This has resulted in slower payments from these customers and an increase in our allowance for doubtful accounts.

Specialty Chemicals

(in Millions)	Nine months ended September 30,		Increase/(Decrease)
	2005	2004	$	%
Revenue	$422.7	$411.1	11.6	3
Operating Profit	85.2	74.4	10.8	15

Lithium benefited from improved selling prices and higher demand in the polymer and pharmaceutical synthesis markets. Sales in BioPolymer were relatively flat as the timing of demand in the pharmaceutical and personal care markets offset increased demand in food ingredients. Operating profit increased due to higher demand and higher selling prices in Lithium and improved operating results in food ingredients business in BioPolymer, partially offset by increased raw material and energy costs.

For the full-year 2005, we expect mid-single-digit revenue growth driven by our Lithium business and the BioPolymer food ingredients business. Full-year earnings growth of approximately 20% will be driven by higher selling prices, improved mix and productivity improvements.

Industrial Chemicals

(in Millions)	Nine months ended September 30,		Increase/(Decrease)
	2005	2004	$	%
Revenue	$652.2	$599.2	53.0	9
Operating Profit	64.2	38.9	25.3	65

The alkali business drove the majority of the increase in revenue in the first nine months of 2005 due to significant increases in both domestic and export soda ash selling prices. Foret also benefited from increased selling prices across most product lines combined with favorable foreign currency translation.

Operating profit increased significantly versus the prior year period largely due to the benefit of higher selling prices throughout the segment, partially offset by higher raw material, transportation and energy costs, as well as start-up costs related to the incremental capacity addition to our Granger facility.

For the full year 2005, we expect high single-digit growth in sales driven by higher selling prices across most businesses and particularly in soda ash. Full-year 2005 segment earnings growth is expected to be approximately 45 percent driven by higher selling prices, partially offset by higher energy, raw material and transportation costs and the absence of Astaris related revenue and operating profit during the last two months of the year.

LIQUIDITY AND CAPITAL RESOURCES

On June 21, 2005, we executed a new $850 million, five-year credit agreement (the “2005 Credit Agreement”), which provides for a $600 million revolving credit facility ($250 million of which is available for the issuance of letters of credit for the account of the Company) and a $250 million term loan facility. The 2005 Credit Agreement, which is unsecured, replaced a $600 million secured credit agreement.

In connection with entering into the 2005 Credit Agreement, we wrote off $1.2 million of deferred financing fees associated with the previous agreement and $0.6 million of fees associated with the new agreement. These deferred fees were included as a component of other assets in our condensed consolidated balance sheet and were recorded as “loss on extinguishment of debt” in the condensed consolidated statement of operations for the nine months ended September 30, 2005.

On July 21, 2005, we redeemed all of our 10.25 percent Senior Notes due 2009 outstanding in the aggregate principal amount of $355.0 million. Pursuant to the terms of the Notes and the related indenture, we paid a redemption premium of $44.0 million. In connection with the redemption of our 10.25 percent Senior Notes, we wrote off $11.4 million of deferred financing fees. These amounts, along with the settlement of related interest rate lock, resulted in a “loss on the extinguishment of debt” of $56.6 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005.

Among other restrictions, the 2005 Credit Agreement contains financial covenants related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with these covenants at September 30, 2005.

At December 31, 2004, restricted cash balances were $9.7 million. There were no restricted cash balances at September 30, 2005. Restricted cash shown on the condensed consolidated balance sheets at December 31, 2004 provided collateral assuring the payment of certain environmental remediation activities. As of September 30, 2005, all restricted cash collateral has been released in exchange for unsecured letters of credit.

At September 30, 2005, we had term loan facility borrowings of $243.7 million. We had $20.0 million in borrowings under our revolving credit facility. Letters of credit outstanding under the revolving credit facility totaled $145.9 million at September 30, 2005, resulting in availability under the revolving credit facility of $434.1 million.

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

Cash and cash equivalents, excluding restricted cash, at September 30, 2005 and December 31, 2004 were $93.8 million and $212.4 million, respectively. The majority of cash and cash equivalents were held by our foreign subsidiaries. We had total debt of $701.6 million and $929.6 million at September 30, 2005 and December 31, 2004, respectively. This included $618.7 million and $822.2 million of long-term debt (excluding current portions of $25.8 million and $70.8 million) at September 30, 2005 and December 31, 2004, respectively. Short-term debt, which consists primarily of foreign borrowings, increased to $57.1 million at September 30, 2005 compared to $36.6 million at December 31, 2004. The $248.5 million decrease in total long-term debt at September 30, 2005 compared to December 31, 2004 was due to the early redemption of our 10.25 percent Senior Notes and the repayment of our 6.75 percent medium-term notes due May 2005.

Statement of Cash Flows

Cash provided by operating activities was $133.7 million for the nine months ended September 30, 2005 compared to $191.0 million for the nine months ended September 30, 2004. The decrease was due to a reduction in vendor finance guarantees and accounts payable balances, partially offset by an increase in operating earnings.

Cash provided by discontinued operations was $28.8 million for the first nine months of 2005 compared to cash required of $18.9 million for the first nine months of 2004. The improvement was primarily due to cash proceeds from the sale of a portion of our San Jose property.

Cash required by investing activities was $43.3 million for the nine months ended September 30, 2005 compared to $82.8 million for the nine months ended September 30, 2004. The decrease was due to proceeds from the sale of Sibelco in 2005 and our keepwell payments to Astaris of $35.5 million in 2004, which were not repeated in 2005.

Cash required by financing activities was $237.6 million for the first nine months of 2005 compared to cash provided of $40.5 million for the first nine months of 2004. During the first nine months of 2005, we redeemed all of our 6.75 percent medium term notes due May 2005 and all of our 10.25 percent Senior Notes due November 2009. The redemption of our 10.25 percent Senior Notes included a redemption premium of $44.0 million.

During the first nine months of 2005, we contributed 208,900 shares of treasury stock to our employee benefit plans having a cost of $11.1 million.

Commitments and other potential liquidity needs

Our cash needs for 2005 include operating cash requirements, capital expenditures, scheduled maturities of long-term debt, environmental spending and restructuring. We expect that with these needs, our debt balances at year-end 2005, net of cash, will be approximately $180 million less than at year-end 2004. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our $600 million committed revolving credit facility.

As of September 20, 2005, we had certain commitments related to the $75.0 million credit facility of Astaris, our 50% -owned joint venture with Solutia. In connection with the sale of assets by Astaris described below under Subsequent Event the credit facility of Astaris will be paid in full and these commitments will be terminated.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $44.6 million and $70.1 million at September 30, 2005 and December 31, 2004, respectively, and are recorded on the consolidated balance sheets for each date as guarantees of vendor financing.

We guarantee the performance by FMC Technologies, Inc. of a debt instrument outstanding in the principal amount of $3.2 million and $4.0 million as of September 30, 2005 and December 31, 2004, respectively. We also guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. As of September 30, 2005, these guarantees had maximum potential payments of $5.1 million compared to $6.4 million at December 31, 2004.

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

Projected environmental remediation spending for 2005 includes approximately $37.0 million of which approximately $12.0 million relates to Pocatello and approximately $25.0 million relates to other operating and discontinued business sites. This spending does not include expected spending of approximately $17.0 million and $7.0 million in 2005 and 2006, respectively, on capital projects relating to environmental control facilities. Also, we expect to spend in the range of approximately $22.0 million to $23.0 million annually in 2005 and in 2006 for environmental compliance costs, which are an operating cost of the company and are not covered by established reserves. In addition, in 2006 we expect to spend approximately $17.0 million related to the previously announced settlement of NPL sites in New Jersey

Contingencies

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

On October 14, 2003, Solutia, our joint venture partner in Astaris, filed a lawsuit against us with the Circuit Court of St. Louis County, Missouri claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris and also failed to disclose the information we had about the PPA technology. Solutia dismissed this Missouri lawsuit in February 2004, after it had filed a virtually identical lawsuit in the U.S. Bankruptcy Court in the Southern District of New York. Solutia had filed for Chapter 11 bankruptcy protection in that same court on December 17, 2003. Our motion to remove the lawsuit from Bankruptcy Court was granted on June 18, 2004, and the matter is now pending in U.S. District Court for the Southern District of New York. On March 29, 2005, the court dismissed certain of the claims relating to the alleged failure of the PPA technology for lack of standing on the part of Solutia. The PPA technology was not included in the sale to ICL described below and in Note 16 and will continue to be owned by Astaris.

On January 28, 2005 we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. At this time, we do not believe the investigations are related. In connection with these two matters, in February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal anti-trust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada.

We are also party to another antitrust class action pending in Federal Court in the Eastern District of Pennsylvania, as well as various related state court cases alleging violations of antitrust laws involving our microcrystalline cellulose product.

We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Based on information currently available and established reserves the ultimate resolution of our known contingencies, including the matters described in Note 17, is not expected to have a material adverse effect on our consolidated financial position or liquidity. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations or liquidity.

On October 1, 2005 a new three-year collective bargaining agreement was ratified for our Newark, Delaware facility, which replaced the agreement that expired on September 30, 2005. In addition, on June 30, 2005, a new collective bargaining agreement for our Green River, Wyoming facility was ratified. The new agreement expires on June 30, 2010 and replaced the agreement, which expired on June 30, 2005.

Subsequent Event

In November 2005, Astaris, our 50 percent-owned joint venture with Solutia, completed the previously announced sale of all assets, other than certain excluded assets, used in the business of Astaris to certain subsidiaries of Israel Chemicals Limited, an Israeli corporation (“ICL”). The buyers assumed specific liabilities of Astaris. The sale price of $255 million is, subject to adjustment to take into account any shortfall in capital expenditures made by Astaris prior to the closing date below an agreed level and actual working capital of Astaris on the closing date being above or below an agreed level. In connection with this sale, we expect to record a gain in the fourth quarter of 2005.

The formation of the Astaris joint venture and several key changes in the operating processes of the joint venture have from time to time resulted in the recording of assets and liabilities in addition to our initial equity investment in Astaris. Other assets related to Astaris at September 30, 2005 include a receivable of $14.9 million resulting from Astaris’ agreement to fund an equal portion of FMC’s and Solutia’s future other postretirement benefit obligations to former employees of the companies’ phosphorus chemicals businesses and a receivable for $7.3 million for its contribution to the shutdown costs related to the closure of the Pocatello, Idaho plant. In November 2005, we received from the proceeds of the sale final payment of the amounts due to us. In addition, certain of the assets and liabilities of Astaris that are not included in the sale to subsidiaries of ICL were transferred to us, and certain other assets and liabilities of Astaris were transferred to Solutia. Generally, the assets and liabilities so transferred consisted of property originally contributed to the joint venture by us and Solutia, respectively, and associated liabilities.

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

At September 30, 2005, our net financial instrument position of interest rate, currency and energy hedges was a net asset of $51.6 million compared to a net liability of $5.4 million at December 31, 2004. The change in the net financial instrument position was due to unrealized gains in our energy and foreign currency portfolios.

Commodity Price Risk

Energy costs are approximately 10 percent of our costs of sales and services. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas and oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous percentage change in energy market prices from their levels at September 30, 2005 and December 31, 2004 with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would have resulted in increases of the net asset positions at September 30, 2005 and December 31, 2004 of $18.1 million and $10.6 million, respectively. A 10 percent decrease in energy market prices would have resulted in a decrease of the net asset position at September 30, 2005 of $18.1 million. At December 31, 2004, a 10 percent decrease in energy market prices would have resulted in a decrease of $10.7 million in the net asset position and as a result would change the net asset position into a net liability position at December 31, 2004.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2005 and December 31, 2004, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in a decrease of $12.8 million in the net asset position, and as a result, would have changed the net asset position into a net liability position at September 30, 2005. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in an increase of $19.9 million in the net liability position at December 31, 2004. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in an increase of $12.3 million in the net asset position at September 30, 2005. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in a decrease of $18.9 million in the net liability position and as a result would have changed the net liability position into a net asset position of the relevant financial instruments at December 31, 2004.

Interest Rate Risk

One of the strategies that we use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In the first quarter of 2003, we entered into swaps with an aggregate notional value of $100.0 million. In the first six months of 2005, we terminated swaps with an aggregate notional value of $100.0 million at a net cost of $2.7 million. These amounts had been deferred as an adjustment to the carrying amount of our 10.25 percent senior notes due 2009 and were amortized as an adjustment to interest expense over the remaining term of the original contract life of the terminated swap agreement. On July 21, 2005, we redeemed all of our 10.25 percent Senior Notes due 2009. In conjunction with this early redemption, we entered into an interest rate lock agreement to hedge the redemption price. These amounts, along with the settlement of related interest rate lock at a cost of $1.2 million and a redemption premium of $43.9 million, resulted in a “loss on the extinguishment of debt” of $56.6 million in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005.

Our debt portfolio, at September 30, 2005, is composed of 48 percent fixed-rate debt and 52 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of foreign bank borrowings and variable-rate industrial and pollution control revenue bonds and borrowings under our $850 million credit agreement. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt in our debt portfolio at September 30, 2005 a one percentage point increase or decrease in interest rates then in effect would have increased or decreased net income for the first nine months of the year by $2.7 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2005. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

(b) Change in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review report by KPMG LLP, FMC’s independent registered public accounting firm, on the financial statements included in the Form 10-Q for the quarter ended September 30, 2005 is included on page 35.

Report of Independent Registered Public Accounting Firm

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of September 30, 2005, and the related condensed consolidated statements of operations for the three-month period ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine-month period ended September 30, 2005 and 2004. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
November 4, 2005

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

Date: November 4, 2005