Form 10-Q/A
period 2005-09-30
FMC CORP
filed 2005-11-08
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This amendment to the Form 10-Q of FMC Corporation is filed to include exhibit 10 under Item 6 of Part II which was not included in the originally filed Form 10-Q on November 4, 2005. No other portion of the report on Form 10-Q as originally filed is being modified by this amendment.

PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits

12	Statement of Computation of Ratios of Earnings to Fixed Charges*

10	Asset Purchase Agreement among FMC Corporation, Solutia Inc., Astaris LLC, Israel Chemicals Limited and ICL Performance Products Holding Inc. dated as of September 1, 2005.**

15	Awareness Letter of KPMG LLP*

31.1	Chief Executive Officer Certification *

31.2	Chief Financial Officer Certification *

32.1	CEO Certification of Quarterly Report*

32.2	CFO Certification of Quarterly Report*

*	Previously filed on Form 10-Q dated November 4, 2005
**	Filed Herewith

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF FMC CORPORATION

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

Exhibit No.	Exhibit Description

12	Statement of Computation of Ratios of Earnings to Fixed Charges*

15	Awareness Letter of KPMG LLP*

10	Asset Purchase Agreement among FMC Corporation, Solutia Inc., Astaris LLC, Israel Chemicals Limited and ICL Performance Products Holding Inc. dated as of September 1, 2005**

31.1	Chief Executive Officer Certification*

31.2	Chief Financial Officer Certification*

32.1	CEO Certification of Quarterly Report*

32.2	CFO Certification of Quarterly Report*

*	Previously filed on Form 10-Q dated November 4, 2005
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION

(Registrant)

By:	/s/ W. KIM FOSTER
W. Kim Foster Senior Vice President and Chief Financial Officer

Date: November 8, 2005