Form 10-K
period 2005-12-31
FMC CORP
filed 2006-03-08
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2005

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED BY RULE 405 OF THE SECURITIES ACT.    YES  ☒    NO  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 AND SECTION 15(d) OF THE ACT    YES  ☐    NO  ☒

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF “ACCELERATED FILER AND LARGE ACCELERATED FILER” IN RULE 12-B OF THE EXCHANGE ACT. (CHECK ONE):

LARGE ACCELERATED FILER  ☒        ACCELERATED FILER  ☐        NON-ACCELERATED FILER  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT.).    YES  ☐    NO  ☒

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2005, THE LAST DAY OF THE REGISTRANT’S SECOND FISCAL QUARTER WAS $2,131,975,166. THE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES EXCLUDES THE VALUE OF THOSE SHARES HELD BY EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.10 PAR VALUE, OUTSTANDING AS OF JANUARY 31, 2006 WAS 38,682,003.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2006 Annual Meeting of Stockholders	Part III

FMC Corporation

2005 Form 10-K Annual Report

PART I

FMC Corporation (FMC) was incorporated in 1928 under Delaware law and has its principal executive offices at 1735 Market Street, Philadelphia, Pennsylvania 19103. Throughout this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “FMC”, “We,” “Us,” or “Our” means FMC Corporation and its consolidated subsidiaries and their predecessors. In 2001, we split FMC into separate chemical and machinery companies and we refer to the spun-off company, FMC Technologies, Inc. as “Technologies” throughout this Annual Report. Copies of the annual, quarterly and current reports we file with the SEC, and any amendments to those reports, are available on our website at www.FMC.com as soon as practicable after we furnish such materials to the SEC.

ITEM 1.	BUSINESS

General

We are a diversified, global chemical company providing innovative solutions, applications and market-leading products to a wide variety of end markets. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Our Agricultural Products segment primarily focuses on insecticides, which are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of pests and for pest control for non-agricultural applications, and on herbicides, which are used to reduce the need for manual or mechanical weeding by inhibiting or preventing weed growth. Specialty Chemicals consists of our BioPolymer and lithium businesses and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding and disintegrant applications and lithium specialties for pharmaceutical synthesis, specialty polymers and energy storage. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens and phosphorus chemicals.

The following table shows the principal products produced by our three business segments and their raw materials and uses:

Segment	Product	Raw Materials	Uses
Agricultural Products	Insecticides	Synthetic chemical intermediates

Protection of row crops, cotton, maize, soybeans, rice, sugarcane, cereals, fruits and vegetables from insects and for non-agricultural applications, including pest control for home, garden and other specialty markets

	Herbicides	Synthetic chemical intermediates	Protection of row crops, rice, sugarcane, cotton, cereals, vegetables, turf and roadsides from weed growth

Specialty Chemicals	Microcrystalline Cellulose	Specialty pulp	Drug tablet binder and disintegrant, food ingredient
	Carrageenan	Refined seaweed	Food ingredient for thickening and stabilizing
	Alginates	Refined seaweed	Food ingredients, pharmaceutical excipient, wound care and industrial uses
	Lithium	Mined lithium	Pharmaceuticals, batteries, polymers, greases and lubricants, air conditioning and other industrial uses

Industrial Chemicals	Soda Ash	Mined trona ore	Glass, chemicals, detergents

	Peroxygens	Hydrogen	Pulp & paper, chemical processing, detergents, disinfectants (antimicrobial), environmental, electronics, and polymers
	Phosphorus Chemicals	Mined phosphate rock	Detergents, cleaning compounds, animal feed

We have operations in many areas around the world. North America represents our single largest geographic market, generating approximately 40 percent of revenue in 2005, with our second largest market, Europe, Middle East and Africa, representing 29 percent and Latin America, our third largest, representing 18 percent of 2005 revenue. With a worldwide manufacturing and distribution infrastructure, we are able to respond rapidly to global customer needs, offset downward economic trends in one region with positive trends in another and better match revenues to local costs to mitigate the impact of currency volatility. The charts below detail our sales and long-lived assets by major geographic region.

Our Strategy

Our corporate strategy is balanced between driving growth and innovation within our Specialty Chemicals and Agricultural Products segments and generating strong cash flow in our Industrial Chemicals segment. Our long-term objectives are as follows:

Realize the operating leverage inherent in our businesses.    We intend to maximize earnings growth and return on capital by maintaining our market positions, reducing costs and prudently managing our asset base. In soda ash, we continually strive to optimize our proprietary and low-cost solution mining and longwall mining techniques, thereby reducing our production costs, which we believe are already the lowest in the industry. In hydrogen peroxide, we have shutdown higher cost production capacity to improve profitability. These initiatives have positioned our Industrial Chemicals business to benefit from the significant economic recovery as capacity utilizations improve and selling prices continue to move higher. Additionally, in Agricultural Products, we continue to reduce manufacturing costs by outsourcing production to third parties in Mexico, China and India and are already benefiting from additional savings from our efforts to streamline our supply chain and reduce logistics costs.

Maintain financial flexibility.    In 2005, we achieved our goal of reestablishing an investment-grade credit profile through improvements to our liquidity and a significant reduction in our indebtedness. The series of refinancing steps taken in 2005 were directed toward achieving our capital structure objectives of maintaining strong liquidity and continuous access to capital markets, lowering after-tax financing costs on a worldwide basis and providing flexibility for future corporate initiatives. We expect continued, sustained growth in our operating profit and resulting cash provided by operating activities. Furthermore, we expect capital expenditures to remain below depreciation and amortization as our businesses will meet future expected demand growth through a combination of debottlenecking current production, restarting mothballed plants and outsourcing production to third parties. Additionally, as compared to 2004 and 2005 levels, we believe our spending for the shutdown and remediation of the former elemental phosphorus facility in Pocatello, Idaho will be significantly reduced in 2006 and thereafter. Lastly, we continue to explore asset sale opportunities, such as the sale of our former Defense System site in San Jose, California from which we realized net proceeds of $56.1 million in February 2005 out of an anticipated total net proceeds of approximately $75 million.

Focus the portfolio on higher growth businesses.    Our goal is to achieve the highest overall growth while continuing to generate returns above our cost of capital. In this regard, we intend to focus on building upon our core franchises in the pharmaceutical, food ingredient, energy storage, insecticide and herbicide markets that exist within the Specialty Chemicals and Agricultural Products segments. Internal development will continue to be a core element of our growth strategy. Our BioPolymer business is developing new pharmaceutical delivery systems, such as NROBE® technology, and working closely with top global food companies in the development of new health and convenience foods. Our lithium business is developing applications for energy storage markets to serve the rapid growth in global demand for hand-held electronic devices. We expect external development to become a greater component of our growth. Product or business acquisitions, in-licensing and equity ventures are strategic options to enhance our technology offerings, broaden our market access and extend our geographic footprint. For example, Agricultural Products employs a strategy focused on selected products, markets and geographies where, increasingly, growth will be sourced via product acquisitions, in-licensing and strategic alliances that extend the group’s market presence or expand its geographic penetration. Each growth opportunity will be evaluated in the context of continued value creation for our shareholders, including the degree to which they complement one of our existing franchises, generate substantial synergies and be accretive to earnings. In addition, we intend to divest any business that cannot sustain a return above its cost of capital. In November, 2005 Astaris LLC (now known as Siratsa, LLC), our 50% owned phosphorus joint venture, completed the sale of the majority of its assets to Israel Chemicals Limited.

Financial Information About Our Business Segments

See Note 18 to our consolidated financial statements included in this Form 10-K. Also see below for selected financial information related to our segments.

Agricultural Products

Financial Information (In Millions)

Overview

Our Agricultural Products segment, which represents approximately 34 percent of our 2005 consolidated revenues, develops, manufactures and sells a portfolio of crop protection, structural pest control and turf and ornamental products. Our innovation and growth efforts focus on developing environmentally compatible solutions that can effectively increase farmers’ yields and provide more cost-effective alternatives to older chemistries to which insects or weeds may have developed resistance. We have recently gained access to proprietary chemistries from third party pesticide producers. These novel chemistries are complementary to our existing products and market focus. We are encouraged by our progress and are optimistic that these efforts will result in sales and profit growth over the next few years.

Products and Markets

Agricultural Products provides a wide range of proprietary, branded products—based on both patented and off-patent technologies—for global agricultural and structural pest control, turf and ornamental markets. Product branding is a prevalent industry practice used to help maintain and grow market share by promoting consumer recognition and product and supplier reputation. Agricultural Products enjoys relatively strong niche positions in crop and non-crop market segments in the Americas, Europe and other parts of the world and derived approximately 72 percent of its revenue from outside North America in 2005.

In contrast to most other major crop protection companies, insecticides dominate our Agricultural Products segment, particularly pyrethroid and carbamate chemistries, in which we maintain leading market positions based on revenues. Pyrethroids are a major class of insecticides whose efficient application rates and cost competitiveness are differentiated compared to most other classes of insecticides. They are most effective against worm pests. Carbamates are a broad spectrum of insecticides used to control a wide variety of pests in both soil and foliage. Our proprietary herbicides primarily target niche uses and control a wide variety of difficult-to-control weeds. We differentiate ourselves through a highly focused strategy in selected crops and regions and leverage our proprietary chemistries, pest-specific research and development (R&D) and selected technologies accessed from third party producers to develop and market new pesticides and new applications of our existing products.

The following table summarizes the principal product chemistries in Agricultural Products and the principal uses of each chemistry:

			Cotton	Corn	Rice	Cereals	Fruits, Vegetables	Soybeans	Sugar Cane	Tobacco	Prof.Pest Control Home & Garden
Insecticides	Pyrethroids	permethrin	X	X		X	X	X	X	X	X
		cypermethrin	X	X	X	X	X	X	X	X	X
		bifenthrin	X	X			X	X	X	X	X
		zeta-cypermethrin	X	X	X	X	X	X	X	X	X
	Carbamates	carbofuran	X	X	X	X	X	X	X	X
		carbosulfan	X	X	X	X	X	X	X	X
	Other	cadusafos					X		X	X
Herbicides		carfentrazone-ethyl	X	X	X	X	X	X	X	X	X
		clomazone	X		X		X	X	X	X
		sulfentrazone					X	X	X	X	X

We have a growing number of agreements with third-party pesticide producers under which we work together to market and distribute existing and new pesticide chemistries in various markets. These proprietary chemistries and technologies are complementary to our existing products and market strategy. The new chemistries include flonicamid, a unique insecticide for controlling sucking pests, a novel fungicide for crop and non-crop uses in the Americas and acetamiprid for pest control markets in North America. We have significantly enhanced our market access capabilities in key European markets by jointly investing with Ishihara Sangyo Kaisha, Ltd. (ISK) in the Belgian-based pesticide distribution company, Belchim Crop Protection N.V. Through these and other alliances, along with our own targeted marketing efforts and access to novel technologies, we expect to enhance our access to key agricultural and non-crop markets and develop new products that will help us continue to compete effectively.

We maintain competitive manufacturing cost positions through our strategy of sourcing raw materials, intermediates and finished products from third parties in lower-cost manufacturing regions such as China, India and Mexico. This strategy has resulted in significant annual cost savings and lower capital spending, and has reduced the fixed capital intensity of the business. This initiative is expected to produce additional cost savings over the next several years.

Growth

Over the near term, we plan to grow by obtaining new and approved uses for existing product lines and accessing, developing, marketing and/or distributing and selling complementary chemistries and/or related technologies from third parties in order to enhance our current product portfolio and our capabilities to effectively service our target markets and customers. Over the next several years, growth is anticipated from our proprietary herbicides and newly-accessed third party chemistries and/or technologies. For example, our carfentrazone-ethyl herbicide has received recent registrations for use as a cotton defoliation agent and weed control on numerous specialty crop segments in North America and as a desiccant on potatoes and tiller control on vines in Europe. In addition, the apparent emergence and spread of herbicide-resistant weeds and shifts in weed populations in genetically modified crops provide growth opportunities for our proprietary herbicide chemistries.

We also believe that growth will result from products and/or technologies in-licensed from our network of alliance partners. For example, in 2006 we plan to commercially launch flonicamid, an insecticide licensed from ISK which has a novel mode of action in controlling sucking pests in a broad range of crops as well as non-crop uses. Flonicamid received its first registration in key agricultural crops from the United States Environmental Protection Agency (EPA) during 2005. We already have EPA registration for non-crop uses such as in nurseries and greenhouses. Also in 2006, we plan to launch acetamiprid, a rapidly-growing class of insecticide chemistry licensed from Nippon Soda Company Ltd. for use in the U.S. termite and general household pest segments. Acetamiprid has demonstrated outstanding activity against an array of pests, including termites, ants and roaches.

Industry Overview

The three principal categories of agricultural chemicals are herbicides, representing approximately half of global industry revenue, insecticides, representing approximately a quarter of global industry revenue, and fungicides, representing most of the remaining portion of global industry revenue.

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

The agrochemicals industry has undergone significant consolidation over the past ten years. Leading crop protection companies, Syngenta AG, Bayer AG, Monsanto Company, BASF AG, The Dow Chemical Company and E. I. du Pont de Nemours and Company (DuPont), currently represent more 70 percent of global sales. Significant drivers for this consolidation have been the advent of biotechnology, particularly in herbicides employed in row crops, and the escalation of Research and development and marketing costs.

The next tier of agrochemical producers, including FMC, Makteshim-Agan Industries Ltd., Sumitomo Chemical Company Limited ISK and Nufarm Limited and Cheminova Ltd, generally employ various differentiated strategies and compete by (1) unique technologies, (2) focusing on certain crops, markets and geographies, and/or (3) on lower cost positions. Some of these producers are generic competitors with little or no investment in innovation. Additionally, there is a growing trend among these producers to partner with one another to gain economies of scale and competitive market access more comparable to larger competitors.

Specialty Chemicals

Financial Information (In Millions)

Overview

Our Specialty Chemicals segment, which represents 26 percent of our 2005 consolidated revenues, is focused on high-performance food ingredients, pharmaceutical excipients and intermediates and lithium specialty products, all of which enjoy solid customer bases and consistent, growing demand. The majority of Specialty Chemicals sales are to customers in non-cyclical end markets. We believe that our future growth in this segment will continue to be based on the performance capabilities of these products and our research and development capabilities, as well as on the alliances and the close working relationships we have developed with key global customers.

Products and Markets

BioPolymer

BioPolymer is organized around two major markets—food and pharmaceutical—and is a key supplier to many companies in both markets. Many of BioPolymer’s customers have come to rely on us for the majority of their supply requirements for these product lines. We believe that such reliance is based on our innovative solutions and operational quality.

BioPolymer is a supplier of microcrystalline cellulose (MCC), carrageenan and alginates—ingredients that have high value-added applications in the production of food, pharmaceutical and other specialty consumer and industrial products. MCC, processed from specialty grades of wood pulp, provides binding and disintegrant properties for tablets and capsules and has unique functionality that improves the texture and stability of many food products. Carrageenan and alginates, both processed from seaweed, are used in a wide variety of food, pharmaceutical and specialty areas. NovaMatrix, part of the pharmaceutical business of BioPolymer, produces and supplies specialty formulated alginates and services the biomedical and advanced wound care markets. The following chart summarizes the major markets for BioPolymer’s products and our chemistries in each market:

		Microcrystalline cellulose	Carrageenan	Alginates	Other
Food	Beverage	X	X	X
	Dairy	X	X	X
	Convenience foods	X	X	X	X
	Meat and poultry		X
	Pet food and other	X		X
Pharmaceutical	Tablet binding and coating	X	X	X	X
	Anti-reflux			X
	Liquid suspension	X	X
	Biomedical			X	X
	Oral Care		X
	Cosmetic care	X	X	X	X

Lithium

Lithium is a vertically-integrated, technology business, based on both inorganic and organic lithium chemistries. While lithium is sold into a variety of end-markets, we have focused our efforts on selected growth niches such as fine chemicals for pharmaceutical synthesis, specialty polymers and energy storage.

Organolithium products are sold to fine chemical and pharmaceutical customers who use lithium’s unique chemical properties to synthesize high value-added products. Organolithiums are also highly valued in the specialty polymer markets as polymer initiators in the production of synthetic rubbers and elastomers. Based on our proprietary technology, the lithium business, with companies who have expertise in the polymer industry, is developing new, highly specialized polymers for a variety of end uses, such as rocket fuels, industrial applications and automotive coatings.

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

Industry Overview

Food Ingredients

Our BioPolymer business serves the texture, structure and physical stability (TSPS) ingredients market. TSPS ingredients impart physical properties to thicken and stabilize foods. There are many types of TSPS ingredients and a wide range of food groups served, including bakery, meats, dairy and convenience products. The industry is dispersed geographically, with the majority of the sales in Europe, North America and Asia.

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

Competitors tend to be grouped by chemistry. Our principal MCC competitors in pharmaceuticals include J. Rettenmaier & Sôhne GmbH, Ming Tai Chemical Co., Ltd., Asahi Kasei Corporation and Blanver Farmoquimica Ltda. While pricing pressure from low cost producers is a common competitive dynamic, companies like us offset that pressure by providing the most reliable and broadest range of products and services. Customers of excipients are pharmaceutical firms who depend upon reliable therapeutic performance of their drug products.

We also supply alginates, MCC and carrageenan into oral care, cosmetics and health care markets. Highly refined extracts from selected seaweeds provide a broad range of alginate functionality, including uses in anti-reflux disorders, dental impressions, control release of drugs and wound dressings. Special grades of carrageenan extracts are used in liquid cough medicines, toothpaste and a variety of skin care products.

Lithium Specialties

Lithium is a highly versatile metal with diverse end-use markets including glass/ceramics, aluminum production, pharmaceuticals, polymers and both rechargeable and disposable batteries.

We market a wide variety of lithium-based products ranging from upstream, commodity lithium carbonate to highly specialized downstream products such as organolithium compounds and cathodic materials for batteries. In past years, lithium carbonate experienced a significant price decline due largely to industry oversupply. During 2005, market pricing improved as a result of a better balance of supply and demand for lithium carbonate.

There are only three integrated producers of lithium: Chemetall SA, Sociedad Quimica y Minera de Chile S.A. and FMC, all of which produce lithium carbonate. Only two, Chemetell and FMC, produce specialty grades of lithium. New entry into the specialty lithium markets is difficult due to the level of proprietary processes and product technology involved. The markets for specialty lithium products tend to be concentrated in more developed regions, including North America, Europe and Asia.

Industrial Chemicals

Financial Information (In millions)

Overview

Our Industrial Chemicals segment, which represents 40 percent of our 2005 consolidated revenues, has low-cost positions in high volume inorganic chemicals including soda ash and hydrogen peroxide, complemented by high value, niche positions in specialty alkali, phosphorus and peroxygen products.

Products and Markets

Industrial Chemicals serves a diverse group of markets, from economically sensitive industrial sectors to technology-intensive specialty markets. We process and sell refined inorganic products that are sought by customers for their critical reactivity or specific functionality in markets such as paper, pulp, glass and detergents. In addition, we produce, purify and market higher value downstream derivatives into specialized and customer-specific applications. These applications include animal nutrition, biocides and electronics.

Alkali

Our alkali chemical division produces natural soda ash. Soda ash is used by manufacturers in glass, chemical processing and detergent industries. To lesser degrees, we also produce sodium bicarbonate, caustic soda and sodium sesquicarbonate. The majority of our alkali sales are manufactured by and sold through FMC Wyoming Corporation, which we manage as an integral part of our alkali business and in which we own shares representing an 87.5 percent economic interest, with the remaining shares held by two Japanese companies.

We mine and produce natural soda ash using proprietary, low-cost mining technologies, such as long-wall and solution mining, which, we believe, give us the lowest cost position. Our two production sites in Green River, Wyoming have the capacity to produce approximately 4.85 million tons of soda ash annually, with approximately one million tons of this capacity currently mothballed. In 2005, the U.S. soda ash industry was essentially sold out. As a result of this condition, in 2005 we restarted 250,000 tons of previously mothballed capacity to meet the increase in demand driven by the growth in export markets.

Peroxygens

We produce hydrogen peroxide at production facilities in the United States, Canada and Mexico, and, as described below, through our wholly-owned Foret subsidiary, in Spain and the Netherlands. We also participate in a joint venture company in Thailand. We sell hydrogen peroxide into the pulp and paper industry, and to a lesser extent, in the chemical processing, environmental, electronics and food industries. We are a leading North American producer of hydrogen peroxide due in part to our broad product line, geographically-advantaged plant locations, state-of-the-art processing technology and superior customer service. Hydrogen peroxide represents approximately 75 percent of our peroxygens sales.

Our specialty peroxygens business supplies persulfate products primarily to polymer and printed circuit board markets and peracetic acid predominately to the food industry for biocidal applications. Typically, we compete as a specialty player where we believe that we are differentiated by our strong technical expertise, unique process technology and geographic location.

Foret

Our European subsidiary, FMC Foret, S.A. (Foret), headquartered near Barcelona, Spain, is a leading provider of chemical products to the detergent, paper, textile, tanning and chemical industries. Foret operates seven manufacturing facilities across Europe with market positions in phosphates, hydrogen peroxide, perborates, percarbonates, sulfur derivatives, zeolites and sodium sulfate. Foret’s sales efforts are focused in Europe; Africa; South America via Tripoliven, our Venezualan joint-venture; and the Middle East.

Industry Overview

We primarily participate in three product areas: soda ash, peroxygens and phosphorus chemicals. These products are generally inorganic-based, produced from minerals or air, and generally are commodities that, in many cases, have few cost effective substitutes. Growth is typically a function of GDP or the rate of industrialization in key export markets. Pricing tends to reflect the short-term supply and demand balance as producers add or reduce capacity and/or demand changes.

Soda Ash

Soda ash is a highly alkaline inorganic chemical essential in the production of glass and widely used in the production of chemicals, soaps and detergents, and many other products. Natural soda ash is generally produced from trona, a natural form of sodium sesquicarbonate, through mining and chemical processing. Soda ash may also be produced synthetically, but this process requires a significant amount of energy and produces large quantities of waste by-products, making it much less cost-effective than natural soda ash production.

Because of the processing cost advantages of trona and the large natural reserves of trona in the U.S., particularly in Green River, Wyoming, all U.S. soda ash production is natural. By contrast, due to a lack of trona, the majority of the soda ash that is manufactured in the rest of the world is produced synthetically. Other U.S. producers are OCI Chemical Corporation, Solvay S.A., The General Chemical Group Inc., and Searles Valley Minerals.

Approximately 42 percent of U.S. soda ash production served export markets in 2005, with approximately 32 percent of U.S. soda ash production exported through the American Natural Soda Ash Corporation (“ANSAC”). ANSAC is the foreign sales association of the significant U.S. soda ash producers established in 1983 under the Webb-Pomerene Act and subsequent legislation. Since its creation, ANSAC has been successful in coordinating soda ash exports, exploiting the inherent cost benefits of U.S. produced natural soda ash and leveraging its large scale of operations to the benefit of its member companies. U.S. exports of soda ash have risen significantly over the last 20 years.

Peroxygens

Hydrogen peroxide is typically sold for use as a bleach or oxidizer. As such, it often competes with other chemicals capable of performing similar functions. Some of our specialty peroxygen derivatives (e.g., persulfates, perborates, percarbonates) also function as bleaching or oxidizing agents. Environmental regulations, regional cost differences (often due to transportation costs) and technical differences in product performance factor into the decision to use hydrogen peroxide or one of its derivatives rather than another product. Since these considerations vary by region, the consumption patterns vary in different parts of the world. Hydrogen peroxide is sold in aqueous solutions, usually 35 percent, 50 percent or 70 percent by weight.

The North American pulp and paper industry represents approximately 70 percent of North American demand for hydrogen peroxide. In this market, hydrogen peroxide is used as an environmentally friendly bleaching agent to brighten chemical, mechanical, and recycled pulps, as well as treat a wide range of mill pollutants in the waste stream. The North American paper market is mature and new investment in pulp and paper capacity is largely focused in Asia and South America. As a result, hydrogen peroxide demand growth has slowed to a 1-2% per year rate after rapid growth in the early to mid 1990’s. North American hydrogen peroxide capacity utilization has improved to the low 90 percent range from as low as the mid-70 percent range in 1998. Prices have gradually increased since 2002 and increased significantly in 2005 to offset the unprecedented energy price increases. The other North American hydrogen peroxide producers are Akzo Nobel, N.V, Arkema, Degussa AG, Kemira Ovj, and Solvay S.A.

Phosphorous Chemicals

We participate in this business in Europe, the Middle East, South America and Africa through Foret. Major competitors include Rhodia, S.A., Prayon Rupel, S.A. and Chinese producers.

Phosphorous chemicals are used in many industrial applications in a wide array of chemical compounds. Overall growth in demand for phosphorous chemicals tends to correlate with GDP. Purified phosphoric acid (PPA) and phosphate salts (e.g., sodium phosphates and calcium phosphates) are sold into many markets including detergents, cleaning compounds and animal feed.

The basic input material for making phosphates is now produced using two processes. Most industrial applications use the cost-effective process that involves making PPA by the purification of fertilizer-grade phosphoric acid. Thermal phosphoric acid, long the industry standard, is produced from elemental phosphorus but is more costly due to energy and environmental compliance costs, and is now used mainly in limited applications. Elemental phosphorus is still produced by Thermphos in the Netherlands and in several other countries, including China.

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

Over the next few years, industrial demand for phosphorous chemicals is expected to improve, driven by growing demand in the detergent industry in newly industrializing nations.

Source and Availability of Raw Materials

Our raw material requirements vary by business segment and include mineral-related natural resources (trona ore and lithium brines), processed chemicals, seaweed, specialty wood pulp and energy sources such as oil, gas, coal and electricity. Raw materials represented approximately 24 percent of our 2005 cost of sales and services, and no one raw material represented more than 9 percent of our total raw material purchases.

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

Patents

We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to our business. We do not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on the overall business of FMC. The duration of our patents depends on their respective jurisdictions. Their expiration dates range through 2025.

Seasonality

The seasonal nature of the crop protection market and the geographic spread of the Agricultural Products business can result in significant variations in quarterly earnings. Agricultural products sold into the northern hemisphere (North America, Europe and parts of Asia) serve seasonal agricultural markets from March through September, generally resulting in earnings in the first, second and third quarters. Markets in the southern hemisphere (Latin America and parts of the Asia Pacific region, including Australia) are served from July through February, generally resulting in earnings in the third, fourth and first quarters. The remainder of our businesses is generally not subject to significant seasonal fluctuations.

Competition

We have a number one or number two market position in many of our product lines, based on revenue, either globally or in North America, largely as a result of our product offerings, proprietary technologies and our position as a low-cost producer. The following product lines accounted for the majority of our 2005 consolidated revenue. Market positions are based on the most recently available revenue data.

Agricultural Products		Specialty Chemicals		Industrial Chemicals
Product Line	Market Position	Product Line	Market Position	Product Line	Market Position
Pyrethroids	#2 in North America	Microcrystalline cellulose	#1 globally	Soda ash	#1 in North America
Carbofuran	#1 globally	Carrageenan	#1 globally	Peroxygens	#1 in North America
		Alginates	#2 globally
		Lithium specialties	#1 globally (1)

(1)	Shared.

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

Our Agricultural Products segment competes primarily in the global crop protection market for insecticides and herbicides. The industry is characterized by a relatively small number of large competitors and a large number of smaller, often regional competitors such as FMC. Industry products include crop protection chemicals and, for certain major competitors, genetically engineered (crop biotechnology) products. Competition from generic producers has increased as a significant number of product patents have expired in the last decade. In general, we compete as an innovator by focusing on product development and by licensing chemistries and technologies from alliance partners when these products complement our product portfolio and geographic focus. We also differentiate ourselves by reacting quickly in key markets, achieving global cost-competitiveness via our manufacturing strategies, establishing effective product stewardship programs and developing strategic alliances that strengthen market access in key countries and regions.

With significant positions in markets that include alginate, carrageenan, microcrystalline cellulose and lithium-based products, Specialty Chemicals competes on the basis of product differentiation, customer service and price. BioPolymer competes with both direct suppliers of cellulose and seaweed extract as well as suppliers of other hydrocolloids, which may provide similar functionality in specific applications. In microcrystalline cellulose, competitors are typically smaller than us, while in seaweed extracts (alginates), we compete with other broad-based chemical companies. We and each of our two most significant competitors in lithium extract the element from naturally occurring lithium-rich brines located in the Andes mountains of Argentina and Chile which are believed to be the world’s most significant and lowest cost sources of lithium.

Industrial Chemicals serves the soda ash markets worldwide, peroxygens markets predominantly in North America and Europe and phosphorus markets in Europe, the Middle East and Africa. In North America, our soda ash business competes with four domestic producers of natural soda ash, three of which operate in the vicinity of our mine and processing facility in Green River, Wyoming. Outside of the U.S, Canada and Europe, we sell soda ash mainly through ANSAC. Internationally, our natural soda ash competes with synthetic soda ash manufactured by numerous producers, ranging from integrated multinational companies to smaller regional companies. We maintain a leading position in the North American market for hydrogen peroxide. There are currently five firms competing in the hydrogen peroxide market in North America. The primary competitive factor affecting the sales of soda ash and hydrogen peroxide is price. We seek to maintain our competitive position by employing low cost processing technology. At Foret, we possess strong cost and market positions in phosphates, perborates, peroxygens, zeolites and sulfur derivatives. In each of these markets we face significant competition from a range of multinational and regional chemical producers. Competition in phosphorus chemicals is based primarily on price and to a lesser degree product differentiation.

Research and Development Expense

We perform research and development in all of our segments with the majority of our efforts focused in the Agricultural Products segment. The product development efforts in the Agricultural Products segment focus on developing environmentally sound solutions that cost-effectively increase farmers’ yields and provide alternatives to insect-resistant chemistries. Our research and development expenses in the last three years are set forth below:

	Year Ended December 31,
	2005	2004	2003
	(in Millions)
Agricultural Products	$72.4	$71.2	$65.1
Specialty Chemicals	15.1	15.1	16.1
Industrial Chemicals	6.9	7.1	6.2

Total	$94.4	$93.4	$87.4

Environmental Laws and Regulations

We are subject to various federal, state, local and foreign environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials and remediation of contaminated sites. We are also subject to liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment. In addition, we are subject to liabilities under the Resource Conservation and Recovery Act (RCRA) and analogous state laws that require owners and operators of facilities that treat, store or dispose of hazardous waste to follow certain waste management practices and to clean up releases of hazardous waste into the environment associated with past or present practices.

We have been named a potentially responsible party, or PRP, at 30 sites on the federal government’s National Priority List. In addition, we also have received notice from the EPA or other regulatory agencies that we may be a PRP or PRP equivalent, at other sites, including 44 sites at which we have determined that it is reasonably possible that we have an environmental liability. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a Remedial Investigation/Feasibility Study (RI/FS) or its equivalent at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a Record of Decision (ROD) has been issued.

Environmental liabilities include obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation could be made. As of December 31, 2005, our total environmental reserve (after accounting for recoveries which represent the probable realization of claims from third parties, which we estimate at $20.7 million) was $170.4 million compared to $180.2 million at December 31, 2004 (after accounting for recoveries of $12.1 million). In addition, we have estimated that reasonably possible environmental loss contingencies may exceed this reserve by as much as $85 million at December 31, 2005.

Employees

We employ approximately 5,000 people, with approximately 2,700 people in our domestic operations and 2,300 people in our foreign operations. Approximately 30 percent of our U.S.-based employees and 45 percent of our foreign-based employees are represented by collective bargaining agreements. We have successfully concluded virtually all of our recent contract negotiations without a work stoppage. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. We cannot predict, however, the outcome of future contract negotiations. In 2006, we have ten collective-bargaining agreements expiring. These contracts affect approximately 3 percent of U.S.-based employees and 18 percent of foreign-based employees.

Securities and Exchange Commission Filings

Securities and Exchange Commission (SEC) filings are available free of charge on our website, www.fmc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted as soon as practicable after we furnish such materials to the SEC.

In accordance with the New York Stock Exchange (NYSE) rules, on May 6, 2005, the Company filed our certification by our Chief Executive Officer (CEO) that, as of the date of the certification, he was unaware of any violation by FMC of the NYSE’s corporate governance listing standards. We also file with each Form 10-Q and our Form 10-K certifications by the CEO and Chief Financial Officer under sections 302 and 906 of the Sarbanes Oxley Act of 2002.

ITEM 1A. RISK	FACTORS

Among the factors that could have an impact on our ability to achieve operating results and meet our other goals are:

Industry Risks:

Pricing and volumes in our markets are sensitive to a number of industry specific and global issues and events including:

•	Capacity utilization—Our Industrial Chemicals businesses are sensitive to industry capacity utilization. As a result, pricing tends to fluctuate when capacity utilization changes occur within our industry.

•	Competition—All of our segments face competition, which could affect our ability to raise prices or successfully enter certain markets or retain our market position. Additionally in Agricultural Products, competition from generic producers has increased as a number of significant product patents have expired in the last decade.

•	Changes in our customer base—Our customer base has the potential to change, especially when long-term supply contracts are renegotiated. Our Industrial Chemicals and Specialty Chemicals businesses are most sensitive to this risk.

•	Climatic conditions—Our Agricultural Products markets are affected by climatic conditions, which could adversely affect crop pricing and pest infestations. The nature of these events makes them difficult to predict.

•	Changing regulatory environment—Changes in the regulatory environment, particularly in the United States and the European Union could adversely impact our ability to continue selling certain products in our domestic and foreign markets.

•	Raw Materials and Energy costs—Our operating results are significantly affected by the cost of raw materials and energy, including natural gas. We may not be able to fully offset the impact of higher raw materials and energy costs through price increases or productivity improvements.

•	Supply Arrangements—Certain raw materials are critical to our production process, especially in Agricultural Products and Specialty Chemicals, and while we have made supply arrangements to meet planned operating requirements an inability to obtain these critical raw materials would adversely impact our ability to produce product.

•	Unforeseen economic and political change—Our business could be adversely affected by unforeseen economic and political changes in the international markets where we compete including: war, terrorism, civil unrest, inflation rates, recessions, trade restrictions, foreign ownership restrictions and economic embargoes imposed by the United States or any of the foreign countries in which we do business; change in governmental laws and regulations and the level of enforcement of these laws and regulations; other governmental actions; and other external factors over which we have no control.

•	Market Access Risk—Our results may be affected by changes in distribution channels, which could impact our ability to access the market. In certain agricultural product segments, we access the market through joint ventures in which we do not have majority control. Where we do not have a strong product portfolio or market access relationships, we may be vulnerable to changes in the distribution model or influence of competitors with stronger product portfolios.

•	Litigation and environmental risks—Current reserves relating to our ongoing litigation and environmental liabilities may prove inadequate.

•	Hazardous Materials—We manufacture and transport certain materials that are inherently hazardous due to their toxic or volatile nature and while we take precautions to handle and transport these materials in a safe manner if they are mishandled or released into the environment it could cause property damage or personal injury claims against us.

•	Production hazards—Our facilities are subject to operating hazards, which may disrupt our business.

Technology Risks:

•	Failure to make continued improvements in our product technology and new product introductions could impede our competitive position, particularly in Agricultural Products and Specialty Chemicals.

•	Failure to continue to make process improvements to reduce costs could impede our competitive position.

Financial Risks:

•	We are an international company and therefore face foreign exchange rate risks. We are particularly sensitive to the euro and the Brazilian real. To a lesser extent, we are sensitive to Asian currencies, particularly the Japanese yen.

•	In Brazil our customers face a combination of economic factors that could result in cash flow pressures that lead to slower payments.

•	We have significant deferred income tax assets. The carrying value of these assets is dependent upon, among other things, our future performance and our ability to successfully implement our tax planning strategies.

•	We have significant investments in long-lived assets and continually review the carrying value of these assets for recoverability in light of changing market conditions and alternative product sourcing opportunities.

•	Our results incorporate the financial performance of our equity affiliates. As such, our influence, though significant, is exercised in concert with our partners; accordingly, the performance of these investments is not under our control.

•	Obligations related to our pension and postretirement plans reflect certain assumptions. To the extent our plans’ actual experience differs from these assumptions, our costs and funding obligations could increase or decrease significantly.

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None

ITEM 2.	PROPERTIES

FMC leases executive offices in Philadelphia, Pennsylvania and operates 33 manufacturing facilities and mines in 18 countries. Our major research and development facility is in Princeton, New Jersey.

During 2005, we closed our plants in Opelousas, Louisiana and Copenhagen, Denmark, our blending operations in Bezons, France and abandoned our hydrogen peroxide production plant in Spring Hill, West Virginia. See Footnote 6, “Restructuring and Other Charges” in the notes to our consolidated financial statements included in this Annual Report on Form 10-K for further discussion of these closings.

Trona ore, used for soda ash production in Green River, Wyoming, is mined primarily from property held under long-term leases. We own the mineral rights to the Salar del Hombre Muerto lithium reserves in Argentina. A number of our chemical plants require the basic raw materials, which are provided by these mines, without which other sources would have to be obtained. With regard to our mining properties operated under long-term leases, no single lease or related group of leases is material to our businesses or to our company as a whole.

We believe our facilities meet present requirements and are in good operating condition. The number and location of our production properties for continuing operations are:

	United States	Latin America and Canada	Western Europe	Asia- Pacific	Total
Agricultural Products	4	1	—	3	8
Specialty Chemicals	3	1	4	4	12
Industrial Chemicals	4	2	7	—	13

Total	11	4	11	7	33

ITEM 3.	LEGAL PROCEEDINGS

Like hundreds of other industrial companies, we have been named as one of many defendants in asbestos-related personal injury litigation. These cases (most cases involve between 25 and 200 defendants) allege personal injury or death resulting from exposure to asbestos in premises of FMC or to asbestos-containing components installed in machinery or equipment manufactured or sold by discontinued operations. The machinery and equipment businesses we owned or operated did not fabricate the asbestos-containing component parts at issue in the litigation, and to this day, neither the U.S. Occupational Safety and Health Administration nor the EPA has banned the use of these components. Further, the asbestos-containing materials were housed inside of machinery and equipment and accessible only at the time of infrequent repair and maintenance. Therefore, we believe that, overall, the claims against FMC are without merit and consider ourselves to be a peripheral defendant in these matters. Indeed, the bulk of the claims against us to date have been dismissed without payment.

As of December 31, 2005, there were approximately 34,000 premises and product asbestos claims pending against FMC in several jurisdictions. To date, we have had discharged, all before trial, approximately 65,000 asbestos claims against FMC, the overwhelming majority of which have been dismissed without any payment to the plaintiff. Settlements by us with claimants to date have totaled approximately $7 million.

We intend to continue managing these cases in accordance with our historical experience. We have established a reserve for this litigation and believe that the outcome of these cases will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

In late June 2004, we were served in a lawsuit captioned “Lewis et al v FMC Corporation” which was filed in United States District Court for the Western District of New York. The suit was brought by thirteen residents of Middleport, New York who allege that we violated certain state and federal environmental laws and seeks injunctive relief and monetary damages for personal injuries and property damage in connection with such alleged violations. We believe this suit is without merit.

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

See Note 1 “Principal Accounting Policies and Related Financial Information—Environmental Obligations,” Note 11 “Environmental” and Note 17 “Commitments, Guarantees and Contingent Liabilities” in the notes to our consolidated financial statements beginning on page 51, page 70 and page 85, respectively, included in this Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE	OFFICERS OF THE REGISTRANT

The executive officers of FMC Corporation, the offices currently held by them, their business experience since at least January 1, 1999 and earlier and their ages as of March 1, 2006, are as follows:

Name	Age on 3/1/2006	Office, year of election and other information
William G. Walter	60

Chairman, Chief Executive Officer and President (01-present); Executive Vice President (00); Vice President and General Manager—Specialty Chemicals Group (97); General Manager—Alkali Chemicals Division (92); General Manager, Defense Systems International (86); Board member, International Paper Company (05-present)

W. Kim Foster	57

Senior Vice President and Chief Financial Officer (01-present); Vice President and General Manager—Agricultural Products Group (98); Director, International, Agricultural Products Group (96); General Manager, Airport Products and Systems Division (91); Board member, JGL Industries (05-present)

Andrea E. Utecht	57	Vice President, General Counsel and Secretary (01-present); Senior Vice President, Secretary and General Counsel, Atofina Chemicals, Inc. (96)

Theodore H. Butz	47

Vice President and General Manager—Specialty Chemicals Group (03); General Manager, BioPolymer Division (99); General Manager, Food Ingredients Division (96); Director BioProducts and Group Development, Specialty Chemicals (95)

Milton Steele	57

Vice President and General Manager Agricultural Products Group (01-present); International Director, Agricultural Products (99); General Manager Bio Product Division (98); General Manager, Asia Pacific (96); Area Manager, Asia Pacific (92)

D. Michael Wilson	43

Vice President and General Manager—Industrial Chemicals Group (03); General Manager Lithium Division (97); Vice President and General Manager, Technical Specialty Papers Division, Wausau Paper Corporation (96); Vice President Sales and Marketing, Rexam, Inc. (93)

Thomas C. Deas, Jr.	55

Vice President and Treasurer (01-present); Vice President, Treasurer and CFO, Applied Tech Products Corp. (98); Vice President, Treasurer and CFO, Airgas, Inc. (97); Vice President, Treasurer and CFO, Maritrans, Inc. (96); Vice President—Treasury and Assistant Treasurer, Scott Paper Company (88)

Graham R. Wood	52	Vice President, Corporate Controller (01-Present); Group Controller—Agricultural Products Group (99); Chief Financial Officer—European Region (97); Group Controller—FMC Foodtech (93)

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

FMC common stock of $0.10 par value is traded on the New York Stock Exchange, the Pacific Stock Exchange and the Chicago Stock Exchange (Symbol: FMC). There were 7,172 registered common stockholders as of December 31, 2005. The 2005 and 2004 quarterly summaries of the high and low prices of the company’s common stock are presented below. On February 24, 2006, the Board of Directors approved initiation of a quarterly cash dividend and declared a dividend of $0.18 per share payable on April 20, 2006 to shareholders of record on March 31, 2006. No cash dividends were paid in 2005, 2004 or 2003. The following table sets forth, for the indicated periods, the high and low price ranges of our common stock.

	2005				2004
Common stock prices:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$56.42	$58.48	$63.87	$57.40	$43.80	$45.05	$49.15	$50.50
Low	$43.25	$47.61	$54.10	$48.19	$32.95	$38.55	$38.44	$42.90

FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Tuesday, April 25, 2006, at the Top of the Tower, 1717 Arch Street, 50th Floor, Philadelphia, Pennsylvania 19103. Notice of the meeting, together with proxy materials, will be mailed approximately 30 days prior to the meeting to stockholders of record as of March 1, 2006.

Transfer Agent and Registrar of Stock:	National City Bank
Corporate Trust Operations
P.O. Box 92301
Cleveland, Ohio 44193-0900

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial and other data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2005, are derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2005.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in Millions, except per share data and ratios)
Income Statement Data (1):
Revenue	$2,150.2	$2,051.2	$1,921.4	$1,852.9	$1,943.0

Income (loss) from continuing operations before equity in (earnings) loss of affiliates, investment gains, minority interests, interest expense, net, loss on extinguishment of debt, income taxes and cumulative effect of change in accounting principle	239.5	225.3	201.7	156.8	(420.9)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	193.3	131.1	38.0	86.5	(472.9)

Income (loss) from continuing operations before cumulative effect of change in accounting principle	111.0	175.6	39.8	69.1	(306.3)
Discontinued operations, net of income taxes (2)	6.1	(15.4)	(13.3)	(3.3)	(30.5)
Cumulative effect of change in accounting principle, net of income taxes (3)	(0.5)	—	—	—	(0.9)

Net income (loss)	$116.6	$160.2	$26.5	$65.8	$(337.7)

Basic earnings (loss) per common share:
Continuing operations	$2.95	$4.85	$1.13	$2.06	$(9.85)
Discontinued operations	0.16	(0.42)	(0.38)	(0.10)	(0.98)
Cumulative effect of change in accounting principle	(0.01)	—	—	—	(0.03)

Net earnings (loss) per common share	$3.10	$4.43	$0.75	$1.96	$(10.86)

Diluted earnings (loss) per common share:
Continuing operations	$2.83	$4.70	$1.12	$2.01	$(9.85)
Discontinued operations	0.15	(0.42)	(0.37)	(0.09)	(0.98)
Cumulative effect of change in accounting principle	(0.01)	—	—	—	(0.03)

Net earnings (loss) per common share	$2.97	$4.28	$0.75	$1.92	$(10.86)

Balance Sheet Data :
Total assets	$2,740.0	$2,978.4	$2,828.8	$2,872.0	$2,477.2
Long-term debt	$640.7	$893.0	$1,036.4	$1,202.7	$787.0

Other Data:
Ratio of earnings to fixed charges (4)	2.6x	2.4x	2.0x	2.0x	—

Footnotes:

(1)	In 2001 we spun off Technologies. This business has been accounted for as a discontinued business. Accordingly, the consolidated statement of income for the year ended December 31, 2001 reflects Technologies as a discontinued operation.

(2)	Discontinued operations, net of income taxes includes the following items related to our discontinued businesses: gains and losses related to adjustments to our estimates of our liabilities for general liability, workers’ compensation, tax liabilities, postretirement benefit obligations, legal defense, property maintenance and other costs, losses for the settlement of litigation and environmental reserves.
(3)	On December 31, 2005, we adopted FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”. The cumulative effect of adoption was an after-tax charge of $0.5 million. The cumulative effect of change in accounting principle in 2001 in the above table represents charges associated with our adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.
(4)	In calculating this ratio, earnings consist of income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle less minority interests, less interest expense, net, less amortization expense related to debt discounts, fees and expenses, less amortization of capitalized interest, less interest included in rental expenses (assumed to be one third of rent) and plus equity in (earnings) loss of affiliates. Fixed charges consists of interest expense, net, amortization of debt discounts, fees and expenses, interest capitalized as part of fixed assets and interest included in rental expenses. For the year ended December 31, 2001 earnings did not cover fixed charges with deficiencies of $485.0 million.

FORWARD-LOOKING INFORMATION

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: We and our representatives may from time to time make written or oral statements that are “forward-looking” and provide other than historical information, including statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations within, in our other filings with the Securities and Exchange Commission, or in reports to our stockholders. These statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These factors include, among other things, the risk factors listed in Item 1A of this Form 10-K.

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

In connection with the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying forward-looking information that could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. Such forward-looking statements include, among other things, statements about the following:

•	The projected 2006 increase in revenue in our Industrial Chemicals and Specialty Chemicals segments as well as flat sales performance in the Agricultural Products segment;

•	Our expected improvement in net income in 2006 compared with 2005 due to expected better performance in Industrial Chemical segments and lower interest expense;

•	The ability of our Agricultural Products segment to successfully continue executing its refocusing strategy in 2006 and realize additional cost savings from manufacturing cost reductions and efforts to streamline its supply chain;

•	The ability of our Agricultural Products segment to commercially launch in 2006 flonicamid, an insecticide which has a novel mode of action in controlling sucking pests, and acetamiprid, a rapidly-growing class of insecticide chemistry

•	The expected continued mid-single digits growth in earnings for Specialty Chemicals segment as a result of improved Biopolymer pharmaceutical sales, higher selling prices in Lithium and Biopolymers and continued productivity improvements

•	The expected Industrial Chemicals segment earnings growth of 30-35 percent driven by higher selling prices, partially offset by higher energy, raw materials and transportation costs and the absence of Astaris’s earnings.

•	Our expected spending on environmental remediation including spending for our Pocatello and National Priorities List (NPL) (New Jersey) sites in 2006 of $60 million and that expected reasonably possible loss contingencies may exceed amounts accrued by as much as $85.0 million;

•	Our expectation that, as compared with 2004 and 2005 levels, spending for shutdown and remediation of Pocatello will be significantly reduced in 2006 and thereafter;

•	Our expected payments related to committed contracts over the next five years and beyond;

•	Our estimated cash contributions for 2006 of approximately $3.0 million in nonqualified pension benefits and approximately $6.0 million in postretirement benefits.

•	Our 2006 expected voluntary cash contribution to our U.S. qualified pension plan of approximately $30 million;

•	The outcome of outstanding litigation not having a material adverse effect on our business.

We undertake no obligation to update forward-looking statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified, global chemical company providing innovative solutions and applications to a wide variety of end markets. We operate in three business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Agricultural Products’ principal focus is on insecticides, which are used to enhance crop yield and quality by controlling a wide spectrum of pests, and on herbicides, which are used to reduce the need for manual or mechanical weeding by inhibiting or preventing weed growth. Specialty Chemicals consists of our BioPolymer and lithium businesses and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding and disintegrant use and lithium specialties for pharmaceutical synthesis, specialty polymers and energy storage. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, peroxygens and phosphorus chemicals.

2005 Highlights

2005 was a year during which we experienced continued sales growth in all of our business segments. We also had significant growth in income from continuing operations before income tax. Our liquidity position also continued to improve due to cash received in the amount of $56.1 million related to the sale of a portion of the San Jose, California property and $99.4 million received as a result of the Astaris asset sale in November 2005. Additionally, we have continued to reduce our debt levels and refinanced our credit agreements.

Consolidated revenue of $2,150.2 million was up 5 percent from the prior year. Agricultural Products, Specialty Chemicals and Industrial Chemicals had revenue increases of 3%, 4% and 7%, respectively. In Agricultural Products, our focused strategy combined with growth in Asia and continued strong performance in Europe and Brazil, led to an increase in revenue. Specialty Chemical increases were driven by strong global demand and higher pricing in Lithium. Industrial Chemicals continued to benefit from price increases, particularly in soda ash.

Income from continuing operations before income tax of $193.3 million was up significantly from the prior year. This was driven primarily by a gain in connection with Astaris’s sale of substantially all of its assets. Also contributing to the increase was a 5%, 12% and 46% increase in operating profit in Agricultural Products, Specialty Chemicals and Industrial Chemicals, respectively, and lower interest expense levels. Interest expense of $62.3 million for the year ended December 31, 2005 decreased 23% from the prior year primarily as a result of reduced debt levels. Offsetting these increases were higher restructuring and other charges and losses on extinguishment of debt.

2006 Outlook

In 2006, we expect continued growth in our earnings. This increase is expected to be driven by higher selling prices in Industrial Chemicals, lower interest expense and modest growth in Agricultural Products and Specialty Chemicals. We expect higher raw material and energy prices will partially offset these increases. We expect that cash flow generation from our business segments to remain strong.

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

Environmental obligation.

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

Estimated obligations to remediate sites that involve oversight by the EPA, or similar government agencies, are generally accrued no later than when a ROD, or equivalent, is issued, or upon completion of a RI/FS that is submitted by us to the appropriate government agency or agencies. Estimates are reviewed quarterly by our environmental remediation management, as well as by financial and legal management and, if necessary, adjusted as additional information becomes available. The estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods, and other actions by or against governmental agencies or private parties.

Our environmental liabilities for continuing and discontinued operations are principally for costs associated with the remediation and/or study of sites at which we are alleged to have disposed of hazardous substances. Such costs principally include, among other items, RI/FS, site remediation, costs of operation and maintenance of the remediation plan, fees to outside law firms and consultants for work related to the environmental effort, and future monitoring costs. Estimated site liabilities are determined based upon existing remediation laws and technologies, specific site consultants’ engineering studies or by extrapolating experience with environmental issues at comparable sites. We believe that it is reasonably possible that loss contingencies may exceed amounts accrued by as much as $85.0 million at December 31, 2005.

Included in the environmental reserve balance and reasonably possible loss contingencies for 2005 are liabilities that are potentially recoverable from third party insurance policies. These amounts have not been recognized as offsetting recoveries in 2005, but are expected to be recognized in future years as applicable criteria are met.

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

We prepare an annual impairment test of goodwill. The assumptions used to estimate fair value include our best estimate of future growth rates, discount rates and market conditions over a reasonable period. We performed this test in 2005 and determined that no impairment charge was required.

Pensions and other postretirement benefits

We provide qualified and nonqualified defined benefit and defined contribution pension plans, as well as postretirement health care and life insurance benefit plans to our employees. The costs (benefits) and obligations related to these benefits reflect key assumptions related to general economic conditions, including interest (discount) rates, healthcare cost trend rates, expected rates of return on plan assets and the rates of compensation increases for employees. The costs (benefits) and obligations for these benefit programs are also affected by other assumptions, such as average retirement age, mortality, employee turnover, and plan participation. To the extent our plans’ actual experience, as influenced by changing economic and financial market conditions or by changes to our own plans’ demographics, differs from these assumptions, the costs and obligations for providing these benefits, as well as the plans’ funding requirements, could increase or decrease. When actual results differ from our assumptions, the difference is typically recognized over future periods. In addition, the unrealized gains and losses related to our pension and postretirement benefit obligations may also affect periodic benefit costs (benefits) in future periods.

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

We recorded $10.6 million, $9.2 million and $7.7 million of net annual pension and other postretirement benefit cost in 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, $70.8 million and $85.9 million, respectively, was recorded for pension and other postretirement benefit obligations. The recorded amounts for pension benefit obligations include additional minimum pension liabilities of $63.3 million and $53.1 million at December 31, 2005 and 2004, respectively, which were recorded in the accumulated other comprehensive income section in stockholders’ equity.

We made voluntary cash contributions to our U.S. qualified pension plan of $15.0 million and $8.0 million, respectively, for 2005 and 2004. In addition, we paid nonqualified pension benefits from company assets of $2.5 million and $4.8 million, for 2005 and 2004, respectively. We paid other postretirement benefits, net of participant contributions, of $7.0 million and $7.2 million for 2005 and 2004, respectively. Our estimated cash contributions for 2006 include approximately $3 million in nonqualified pension benefits, approximately $6 million in other postretirement benefits, and we plan to make voluntary cash contributions to our U.S. qualified pension plan of approximately $30 million.

We select the discount rate used to calculate pension and other postretirement obligations based on a review of available yields on high-quality corporate bonds, including Moody’s Investors Service, Inc. (“Moody’s”) Aa-rated Corporate and Industrial bond indices. In selecting the discount rate for 2005, we placed particular emphasis on a yield-curve approach designed by our actuary to derive an appropriate discount rate for computing the present value of the future cash flows associated with our pension and other postretirement obligations taking into consideration both the timing and amount of the cash flows. The specific interest rates supporting the yield curve were derived from calculated returns (yields) from a portfolio of high-quality (Aa-graded or higher) bond investments constructed by our actuary.

In developing the expected long-term rate of return on asset assumption for our plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on long-term real return expectations by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 12 percent over the last 10 years (which is in excess of comparable market indices for the same period) as well as other factors. The current asset allocation for our plan is approximately 74 percent equities (U.S. and non-U.S.), 22 percent fixed-income and 4 percent cash and other short-term investments. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 3 percent, is between 9 percent and 11 percent for both U.S. and non-U.S. equities, and between 5 percent and 7 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our rate of return assumption. We continually monitor the appropriateness of this rate in light of current market conditions. For the sensitivity of our pension costs to incremental changes in assumptions see our discussion below.

Sensitivity analysis related to key pension and postretirement benefit assumptions.    A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $50.8 million at December 31, 2005 and $51.0 million at December 31, 2004, and decreased pension and other postretirement benefit costs by $3.0 million, $2.5 million and $0.9 million for 2005, 2004 and 2003, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $56.0 million at December 31, 2005 and $54.1 million at December 31, 2004, and increased pension and other postretirement benefit net periodic benefit cost by $5.6 million, $5.0 million and $4.0 million for 2005, 2004 and 2003, respectively.

A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $3.4 million, $3.2 million and $3.2 million for 2005, 2004 and 2003, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $3.4 million, $3.2 million and $3.2 million for 2005, 2004 and 2003, respectively

Further details on our pension and other postretirement benefit obligations and net periodic benefit costs (benefits) are found in Note 12 to our consolidated financial statements.

Income taxes

We have recorded a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for this allowance, we have considered a number of factors including future income, the jurisdictions in which such income is earned and our ongoing tax planning strategies. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Similarly, should we conclude that we would be able to realize certain deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. At December 31, 2005 and 2004, the valuation allowance was $72.6 million and $55.0 million, respectively.

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA provides for the deduction for U.S. federal income tax purposes of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. During the year ended December 31, 2005, we repatriated $528 million of earnings and capital of which approximately $480 million were qualifying dividends under the AJCA. We recorded an income tax charge in 2005 of $31.9 million associated with our total AJCA dividends. The charge includes $18.8 million on the repatriation of the qualifying dividends subject to the 85 percent AJCA provision.

Results of Operations—2005, 2004 and 2003

Overview

	Year Ended December 31,
	2005		2004		2003
		Per Share (Diluted)		Per Share (Diluted)		Per Share (Diluted)
	(In Millions, Except Per Share Data)
Consolidated Revenue	$2,150.2		$2,051.2		$1,921.4

Net income	$116.6	$2.97	$160.2	$4.28	$26.5	$0.75

Net income included the following after-tax charges (gains):
Restructuring and other charges (gains)	$26.1	$0.67	$2.2	$0.06	$(4.8)	$(0.13)
Astaris restructuring (1)	(0.2)	(0.01)	7.0	0.18	32.5	0.91
Investment gains (2)	(24.1)	(0.61)	—	—	—	—
Loss on extinguishment of debt	37.4	0.96	6.0	0.16	—	—
Cumulative effect of change in accounting principle	0.5	0.01	—	—	—	—
Discontinued operations	(6.1)	(0.15)	15.4	0.42	13.3	0.37
Tax adjustments	21.7	0.55	(71.0)	(1.90)	—	—

After-tax income from continuing operations excluding restructuring and other income and charges (3)	$171.9	$4.39	$119.8	$3.20	$67.5	$1.90

(1)	Our share of charges recorded by Astaris, the phosphorous joint venture prior to the sale of substantially all of its assets is included in “Equity in (earnings) loss of affiliates” in the consolidated statements of income. Income for the year ended December 31, 2005 represents adjustments to liabilities related to restructuring and other charges recorded by Astaris prior to the sale of substantially all of its assets.
(2)	Investment gains include a gain in connection with Astaris’s sale of substantially all of its assets. This gain is included in “equity in (earnings) loss of affiliates” in the consolidated statements of income.
(3)	We believe that the Non-GAAP financial measure “After-tax income from continuing operations, excluding restructuring and other income and charges,” and its presentation on a per-share basis, provides useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP. The after-tax charges (gains) included in net income presented in the chart above can be found in the results of operations discussions below for 2005 compared to 2004 and for 2004 compared to 2003.

See “Segment Results” for a detailed discussion of events affecting our results for 2005, 2004 and 2003.

Results of Operations—2005 compared to 2004

In the following discussion, “year” refers to the year ending December 31, 2005 and “prior year” refers to the year ending December 31, 2004. Additionally, in the discussion below, please refer to our consolidated statements of income included in Item 8 of this Form 10-K as well as the after-tax charges included in net income in the above table. All comparisons are between the periods unless otherwise noted.

Revenue for the year ended December 31, 2005 was $2,150.2 million, an increase of 5 percent compared to the $2,051.2 million recorded in the prior year period. This increase was driven by higher sales in all of our segments, which are discussed separately below.

Restructuring and other charges were $40.4 million ($26.1 million after-tax) in 2005 compared to $3.5 million ($2.2 million after-tax) in 2004.

Charges for the year ended December 31, 2005 primarily include the following:

•	$17.0 million related to our decision on April 26, 2005 to close our Copenhagen, Denmark carrageenan plant and Bezons, France blending facility in our Specialty Chemicals segment. This amount consisted of (i) plant and equipment impairment charges of $13.8 million, (ii) severance and employee benefits of $2.4 million and (iii) other costs of $0.8 million. The plant and equipment impairment charge of $13.8 million represents an adjustment to value this plant and equipment at estimated fair value less costs to sell. We have reported the plant and equipment assets related to the Copenhagen as assets held for sale. The assets held for sale in the amount of $9.0 million are included in other current assets on our December 31, 2005 consolidated balance sheet. We expect to complete the sale of these assets sometime in the first quarter of 2006.

•	Impairment and shutdown charges of $7.5 million on our Spring Hill, West Virginia peroxygen plant. During the fourth quarter of 2005, we completed an analysis of our idled Spring Hill, West Virginia facility in our Industrial Chemicals segment. As a result, we committed to the abandonment of the majority of the assets at this facility before the end of their previously estimated useful life. As a result we recorded an impairment charge of $4.5 million associated with these assets and $3.0 million of charges related to the asset retirement obligations associated with this site which were triggered as a result of our abandonment plans. The majority of these obligations relate to one of the Spring Hill plants we plan to demolish.

•	Additional restructuring and other charges for the year ended December 31, 2005 totaled $15.9 million. This amount primarily related to charges of $6.1 million at our Pocatello site to increase reserves for demolition and other shutdown costs as well as charges of $5.4 million for the abandonment of assets in our Agricultural Products segment and severance charges which were recorded in our Specialty Chemicals ($1.6 million) and Agricultural Products ($1.8 million) segments. The severance charges relate to approximately 20 and 60 people, respectively, most of whom have either separated from us as of December 31, 2005 or will separate from us in the first quarter of 2006. The severance costs are expected to result in improved cost efficiencies.

The charges of $3.5 million that we recorded in 2004 were primarily a result of severance costs that are expected for result in improved cost efficiencies. Agricultural Products and Specialty Chemicals recorded $3.3 million and $0.3 million, respectively, of these severance costs. Severance costs in 2004 related to approximately 80 people most of whom separated from us in 2004. We also recorded $1.1 million of charges related to continuing environmental sites. These charges were partially offset by non-cash gains totaling $1.1 million in Industrial Chemicals and $0.1 million in Corporate.

Equity in (earnings) loss of affiliates Equity in (earnings) loss of affiliates was $70.6 million of earnings in 2005 versus a loss of $2.1 million in the prior year. The significant increase was primarily a result of $57.7 million ($21.7 million after-tax) of earnings recorded in 2005 as a result of a gain in connection with Astaris’s sale of substantially all of its assets. The increase was also a result of income at Astaris up to the date of the asset sale versus a loss at Astaris in the prior period. The prior period loss included our portion of the Astaris 2004 restructuring charges of $11.5 million ($7.0 million after-tax).

Investment gains for the year ended December 31, 2005 was due to the sale of our 50% equity method investment in Sibelco. We recorded a gain of $9.3 million ($2.4 million after-tax) in conjunction with this sale in our consolidated statement of income.

Interest expense, net decreased to $58.1 million compared to $78.4 million in 2004. The decrease primarily reflects lower interest costs and debt levels in the year ended December 31, 2005 compared to the prior year. The decreases were due to our debt refinancing in October 2004 and June 2005 and the redemption of the 10.25 percent Senior Notes in July 2005.

Loss on extinguishment of debt was $60.5 million ($37.4 million after-tax) for the year ended December 31, 2005 compared to $9.9 million ($6.0 million after-tax) in the prior period. In 2005, in connection with our

Industrial Revenue Bond refinancing, we incurred an approximate $2.1 million loss and in connection with entering into the 2005 Credit Agreement, we wrote off approximately $1.2 million of deferred financing fees associated with the previous agreement and $0.6 million of fees associated with the new agreement. Additionally, in 2005, we incurred a loss of $56.6 million associated with the redemption of the 10.25 percent Senior Notes.

The 2004 loss represents the unamortized fees from our 2002 credit agreement that were written off when we refinanced it in October 2004.

Provision (benefit) for income taxes was an expense of $82.3 million in 2005 compared with a benefit of $44.5 million in 2004 reflecting effective tax rates of 43% and (34%), respectively. The change was primarily due to tax adjustments in 2005 which include income taxes associated with the repatriations under the American Jobs Creation Act (AJCA). Excluding the effect of these tax adjustments, which are discussed below, the change from 2004 to 2005 is primarily a result of the mix of domestic income compared to income earned outside of the U.S., dividends received from foreign operations and valuation allowance adjustments.

2005 tax adjustments of $21.7 million primarily includes charges of $31.9 million associated with repatriations, net tax benefits of $19.2 million primarily related to agreement on certain prior year tax matters previously reserved and charges of $9.5 million associated with adjustments to deferred tax liabilities.

2004 tax adjustments of $71.0 million of benefits primarily includes a tax benefit of $38.6 million from an adjustment to income tax liabilities due to a December 2004 pronouncement from the Internal Revenue Service (“IRS”), a tax benefit of $31.1 million primarily related to valuation allowance adjustments and a tax benefit of $1.3 million resulting from a refund received from the IRS.

Discontinued operations, net of income tax totaled a gain of $6.1 million in 2005 versus expense of $15.4 million in 2004. 2005 net gain includes income of $29.2 million related to completion of sale to the city of San Jose, California of approximately 52 acres of land used by our former Defense Systems operations. Primarily offsetting this income in 2005 was net environmental and legal charges of $23.4 million. Discontinued environmental and legal charges include environmental remediation costs at sites of discontinued businesses for which we are responsible for environmental compliance. The charges in 2005 were primarily related to our Front Royal and Middleport sites and in recognition of our share of liabilities related to a consent order between the EPA and the primary responsible parties at the Anniston site.

2004 charges primarily include amounts totaling $11.4 million to increase our reserves for environmental issues at two sites in New Jersey and at our Middleport, New York site.

Cumulative effect of change in accounting principle, net of income tax.    On December 31, 2005, we adopted FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”. The cumulative effect of adoption was a charge of $0.5 million (see note 2 to our consolidated financial statements).

Net Income decreased to $116.6 million in 2005 compared with $160.2 million in 2004 primarily as a result of changes in the after-tax items included in net income described above. The change in these items was the primary driver behind the decrease in net income from 2004 to 2005. Partially offsetting the decrease in net income in 2005 was higher earnings from our Agricultural Products, Specialty Chemicals and Industrial Chemicals segments and a decrease in interest expense.

Other Financial Data

Corporate Expenses increased 12 percent to $45.1 million in 2005 from $40.3 million in the prior year, mostly due to higher legal expense and higher employee costs.

Other income and expense, net is comprised primarily of LIFO inventory adjustments, pension expense and realized foreign currency gains and losses. Other income, net increased to $13.9 million from $4.6 million in the prior year due to the impact of the LIFO adjustment and gain related to the settlement of certain energy contracts in the first half of 2005.

Segment Results 2005 compared to 2004

Information about how each of these items relates to our businesses at the segment level and results by segment are discussed below and in Note 18 to our consolidated financial statements included in this Form 10-K.

Agricultural Products

	Year Ended December 31,		Increase/ (Decrease)
	2005	2004	$	%
	(in Millions)
Revenue	$724.5	$703.5	$21.0	3%
Operating Profit	124.8	118.4	6.4	5

Revenue increased 3 percent versus the prior year, driven by stronger insecticide and herbicide sales in South America, Asia and Europe. Revenues in North America were lower compared with the prior year primarily due to the impact of generic bifenthrin competition.

Segment earnings were $124.8 million, an increase of 5 percent from the year earlier, as a result of the higher sales in South America, Asia and Europe and the favorable impact of manufacturing productivity initiatives, which more than offset the impact of generic bifenthrin competition in North America and higher raw material and energy costs.

In 2006, full-year revenue is expected to be relatively flat, as benefits of new products and label expansion are partially offset by the impact of lower North American bifenthrin selling prices due to continued generic competition. Full-year expected segment earnings growth of 5 to 10 percent for 2006 reflects favorable sales mix and manufacturing productivity improvement partially offset by higher raw material costs. A combination of lower commodity prices and a strengthening Brazilian Real is pressuring the cash flow of our Brazilian customers who sell into U.S. dollar priced export markets. This has resulted in slower payments from these customers and an increase in our allowance for doubtful accounts.

Specialty Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2005	2004	$	%
	(in Millions)
Revenue	$558.5	$538.0	$20.5	4%
Operating Profit	108.1	96.1	12.0	12

Revenue increased by 4 percent versus the prior year, driven by strong global demand and higher pricing in pharmaceutical, polymer and energy storage markets for lithium. Sales in BioPolymer were essentially level to a year ago as the timing of demand in the pharmaceutical and personal care markets offset increased demand in food ingredients.

Segment earnings increased 12 percent versus the prior year. The strong lithium performance, improved results in the BioPolymer food ingredients business and the benefits of BioPolymer restructuring initiatives were partially offset by higher raw material and energy costs.

In 2006, we expect low to mid-single digit revenue growth in Specialty Chemicals, driven by improved BioPolymer pharmaceutical sales and higher selling prices in lithium and BioPolymer. Full-year segment earnings are expected to grow by mid-single digits as a result of the higher sales and continued productivity improvements.

Industrial Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2005	2004	$	%
	(in Millions)
Revenue	$870.4	$813.7	$56.7	7%
Operating Profit	83.9	57.3	26.6	46

Revenue in Industrial Chemicals was $870.4 million, an increase of 7 percent versus the prior year. Higher soda ash sales accounted for the majority of the increase due to significant improvements in both domestic and export soda ash selling prices. North American hydrogen peroxide and Foret also benefited from higher selling prices during 2005.

Segment earnings of $83.9 million increased 46 percent versus the prior year, driven by higher selling prices across the group and improved earnings from Astaris, offset in part by the Granger soda ash plant startup expenses and higher raw material, energy and transportation costs.

Prior to its divestiture in November, Astaris contributed approximately $11 million of income in 2005, reflecting improved pricing, lower costs and the full-year benefit of the restructuring completed in 2004.

For 2006, we expect full-year revenue growth in the mid-teens, driven by higher selling prices across most businesses, particularly in soda ash. We also expect full-year segment earnings growth of 30-35 percent, driven by higher selling prices, partially offset by higher energy, raw material and transportation costs and the absence of Astaris’s earnings.

Results of Operations—2004 compared to 2003

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

The before-tax loss of $3.5 million that we recorded in 2004 was primarily a result of severance costs that are expected to result in improved cost efficiencies. Agricultural Products and Specialty Chemicals recorded $3.3 million and $0.3 million, respectively, of these severance costs. Severance costs in 2004 related to approximately 80 people, most of whom separated from us in 2004. We also recorded $1.1 million of charges related to continuing environmental sites. These charges were partially offset by non-cash gains totaling $1.1 million in Industrial Chemicals and $0.1 million in Corporate.

The before-tax gain of $5.1 million in 2003 was primarily a result of the gain on the sale of an office building in Foret, our Spanish subsidiary, offset by charges related to severance costs, asset abandonments and environmental costs.

Equity in loss (earnings) of affiliates.    Equity in loss of affiliates was $2.1 million versus $68.6 million in the prior year. In 2003, Astaris began a restructuring plan to improve its financial performance. The restructuring, which included the exit of the commodity sodium tripolyphosphate (“STPP”) market, reduced fixed costs through facility and selective product rationalizations and resulted in improvement in the venture’s position in food and technical phosphates. The restructuring was completed in 2004 and included four facility closures and the consolidation of operations into the remaining three Astaris sites. Our portion of Astaris’ 2004 and 2003 restructuring charges, which totaled $11.5 million ($7.0 million, after-tax) and $53.3 million ($32.5 million, after-tax), respectively, were recorded in “Equity in loss (earnings) of affiliates.” Astaris’s earnings improved during 2004 compared to the prior year due to the benefits of this restructuring.

Interest expense, net decreased to $78.4 million compared to $92.2 million in 2003. The decrease primarily reflects lower interest costs from the December 2003 and June 2004 term loan repricings, lower debt levels in 2004 compared to the prior year and the effect of our debt refinancing in October 2004.

Loss on extinguishment of debt in 2004 represents the unamortized fees from our 2002 financing that were written off when we refinanced our debt in October 2004.

Provision (benefit) for income taxes was a benefit of $44.5 million in 2004 compared with a benefit of $1.8 million for 2003 reflecting effective tax rates of (34%) and (5%), respectively. The change from 2003 to 2004 was due to tax adjustments recorded in 2004, the mix of domestic income compared to income earned outside of the U.S., dividends received from foreign operations and valuation allowance adjustments. The detail of the 2004 tax adjustments are explained further in our results of operations analysis—2005 compared to 2004.

Discontinued operations, net of income tax.    We recorded charges of $15.4 million in 2004 versus $13.3 million in 2003. 2004 charges include environmental remediation costs at sites of discontinued businesses for which we are responsible for environmental compliance and legal reserves offset by gains related to tax adjustments for previously discontinued operations. Our environmental charges included amounts totaling $11.4 million to increase our reserves for environmental issues at two sites in New Jersey and at our Middleport, New York Site. 2003 charges are primarily for environmental remediation costs at sites of discontinued businesses for which we are responsible for environmental compliance.

Net Income increased to $160.2 million in 2004 compared with $26.5 million in 2003 reflecting higher earnings from our Agricultural Products and Industrial Chemicals segments and decreased interest expense somewhat offset by lower earnings in our Specialty Chemicals segment. In addition, net income for 2004 and 2003 included certain after-tax charges and gains which are separately described above.

Reclassifications and Adjustments

See Note 1 to our consolidated financial statements for a discussion on reclassifications and adjustments that impacted results for the year ended December 31, 2004.

Other Financial Data

Corporate Expenses increased 8 percent to $40.3 million in 2004 from $37.3 million in the prior year due entirely to higher spending related to Sarbanes-Oxley Section 404 compliance.

Other income and expense, net increased to $4.6 million from $3.9 million in the prior year due to the impact of the LIFO adjustment and other non-operating items, partially offset by an adjustment in pension expense.

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

Higher insecticide sales in 2004 accounted for over half of the revenue increase compared to 2003. This increase was driven by strong performance in Latin America, particularly Brazil, due to an improved farm economy and heavy pest pressures, and to a lesser extent improved performance in Europe. Increased herbicide sales resulted from growth in Brazil, new labels in Europe, strong early season demand in North America and slightly improved conditions in Asia. Favorable foreign currency effects, primarily from the stronger euro and payments from third-party producers also contributed to revenue growth. The increase in segment operating profit in 2004 compared to 2003 was due to higher sales, lower production costs and improved product mix resulting from our focus on higher-value proprietary products.

Specialty Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2004	2003	$	%
	(in Millions)
Revenue	$538.0	$515.8	$22.2	4%
Operating Profit	96.1	102.1	(6.0)	(6)

The BioPolymer business drove most of the revenue increase in 2004 with higher sales in the pharmaceutical and food ingredients markets as well as the favorable impact of foreign currency translation, primarily the euro. Revenue in the lithium business increased slightly in 2004 compared to 2003 as the benefits of increased sales into the battery market and favorable foreign currency translation were partially offset by lower sales into the pharmaceutical market.

Segment operating profit was down 6 percent in 2004 versus 2003 due to the impact of higher raw material costs and spending on Biopolymer growth initiatives which were partially offset by favorable foreign currency.

Industrial Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2004	2003	$	%
	(in Millions)
Revenue	$813.7	$770.6	$43.1	6%
Operating Profit	57.3	34.0	23.3	69

The Industrial Chemicals revenue increase in 2004 was driven by improved Foret sales, our European industrial chemicals business, which resulted from favorable foreign currency translation and higher selling prices in phosphates and peroxygens. Higher alkali sales in 2004 were driven by strong volume growth in export markets and improved domestic soda ash selling prices partially offset by lower net soda ash export prices in Asia and Latin America. Lower domestic peroxygen sales in 2004 resulted from an unfavorable product mix compared to 2003 and lower persulfate prices, partially offset by improved volumes.

The increase in segment operating profit in 2004 compared to 2003 was due to higher sales, and improved earnings at Astaris. These benefits were slightly offset by higher energy prices, primarily natural gas and higher freight costs. Astaris earnings improved significantly in 2004 compared to 2003 as a result of its restructuring.

Recently Adopted and Issued Accounting Pronouncements and Regulatory Items

See Note 3 to our consolidated financial statements included in this Form 10-K

Liquidity and Capital Resources

Domestic Credit Agreement

On June 21, 2005, we executed a new $850.0 million, five-year credit agreement (the “Domestic Credit Agreement”), which provides for a $600.0 million revolving credit facility ($250.0 million of which is available for the issuance of letters of credit) and a $250.0 million term loan facility. The initial borrowings under the Domestic Credit Agreement, which is unsecured, were used to prepay all borrowings and terminate the previous $600.0 million senior secured credit agreement. The $250.0 million term loan under the Domestic Credit Agreement was prepaid on December 21, 2005 with proceeds from the European Credit Agreement, as described below.

Obligations under the Domestic Credit Agreement bear interest at a floating rate, which is, at our option, either a base rate or a London InterBank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is subject to adjustment based on the rating assigned to the revolving credit facility by each of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Corporation (“S&P”). At December 31, 2005 the applicable margin on LIBOR-based loans was 0.75 percent. At December 31, 2005 if we had borrowings under our Domestic Credit agreement, the then applicable rate would have been 5.14 percent per annum.

In connection with entering into the Domestic Credit Agreement, we wrote off $1.2 million of deferred financing fees associated with our previous credit agreement and $0.6 million of fees associated with the new agreement. In addition, with the prepayment in December 2005 of the term loan under the Domestic Credit Agreement, we wrote-off $0.1 million of fees associated with that facility. These fees were previously included as a component of “other assets” in our consolidated balance sheet and were recorded as “loss on extinguishment of debt” in the consolidated statements of operations for the year ended December 31, 2005.

European Credit Agreement

On December 16, 2005, our Dutch finance subsidiary executed a new Credit Agreement (the “European Credit Agreement”) which provides for an unsecured revolving credit facility in the amount of €220,000,000, equivalent to approximately US$260 million. Borrowings may be denominated in euros or U.S. dollars. FMC and our Dutch finance subsidiary’s direct parent provide guarantees of amounts due under the European Credit Agreement.

Loans under the European Credit Agreement bear interest at a eurocurrency base rate, which for loans denominated in euros is the Euro Interbank Offered Rate, and for loans denominated in dollars is LIBOR in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the rating assigned to the facility or, if the facility is not rated, to FMC by each of Moody’s and S&P. At December 31, 2005 the applicable margin was 0.40 percent. The applicable borrowing rate under the European Credit Agreement was 3.04 percent per annum.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at December 31, 2005.

10.25 percent Senior Notes Redemption

On July 21, 2005, using proceeds of borrowings under the Domestic Credit Agreement and cash on hand, we redeemed all of our 10.25 percent Senior Notes due 2009 outstanding in the aggregate principal amount of $355.0 million. Pursuant to the terms of the Senior Notes and the related indenture, we paid a redemption premium of $44.0 million. In connection with the redemption of our 10.25 percent Senior Notes, we wrote off $11.4 million of deferred financing fees. These amounts, along with the settlement of a related interest rate lock, resulted in a “loss on the extinguishment of debt” of $56.6 million in the consolidated statements of operations for the year ended December 31, 2005.

Sweetwater County Industrial Revenue Bond Refunding

On December 15, 2005, we refinanced $90.0 million aggregate principal amount of Sweetwater County, Wyoming industrial revenue bonds issued in 1994 through a new industrial revenue bond issue in the same principal amount. We reduced our average interest cost from 6.95 percent per annum to 5.60 percent per annum and extended the maturity date by 11 years. The 1994 bonds were legally defeased by deposit with the trustee of the proceeds of the new bond issue and other funds provided by FMC, and the bonds were subsequently redeemed with a 1 percent redemption premium on January 17, 2006. This refinancing resulted in a charge of $2.1 million that is also included in “loss on extinguishment of debt” for the year ended December 31, 2005.

At December 31, 2005, the European Credit Agreement was fully drawn. We had no borrowings under our Domestic Credit Agreement. Letters of credit outstanding under the Domestic Credit Agreement totaled $147.4 million at December 31, 2005, resulting in availability of $452.6 million.

At December 31, 2004, we had term loan facility borrowings of $100.0 million and no outstanding borrowings under our $400.0 million revolving credit facility. Letters of credit outstanding totaled $146.7 million, of which $47.9 million were issued under our $400.0 million revolving credit facility and $98.8 million were issued under our $100 million stand-alone letter of credit facility. Revolving credit facility availability was $352.1 million and stand-alone letter of credit availability was $1.2 million at December 31, 2004.

Cash and cash equivalents, excluding restricted cash, at December 31, 2005 and December 31, 2004 were $206.4 million and $212.4 million, respectively. We had total debt of $720.2 million and $929.6 million at December 31, 2005 and 2004, respectively. This included $639.8 million and $822.2 million of long-term debt (excluding current portions of $0.9 million and $70.8 million) at December 31, 2005 and 2004, respectively. Short-term debt, which consists primarily of foreign borrowings, increased to $79.5 million at December 31, 2005 compared to $36.6 million at December 31, 2004. The $182.4 million decrease in total long-term debt at December 31, 2005 from December 31, 2004 was primarily due to the early redemption of our 10.25 percent Senior Notes and the repayment of our 6.75% medium term notes due May 2005.

Statement of Cash Flows

Cash provided by operating activities was $199.6 million for 2005 compared to $239.0 million for 2004 and $226.7 million for 2003. The reduction in cash provided by operating activities in 2005 compared to 2004 was due to our reduction in the use of vendor finance guarantees coupled with a decrease in accounts payable partially offset by higher earnings. During 2004, cash provided by operating activities reflected higher earnings, which were offset by increased environmental spending.

Cash provided by operating activities of discontinued operations was $17.4 million in 2005 compared to cash required of $28.3 million and $26.1 million in 2004 and 2003, respectively. The improvement was primarily due to cash proceeds from the sale of a portion of our San Jose property which was offset by increases in environmental spending. The majority of the spending for our discontinued operations is for environmental remediation on discontinued sites. Discontinued environmental spending was $24.4 million in 2005 compared to $20.5 million in 2004 and $21.7 million in 2003.

Cash required by investing activities was $6.4 million, $114.6 million and $161.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. The improvement in 2005 was due to proceeds from the sale of our investment in Sibelco and our portion of proceeds from the Astaris asset sale. The decrease in 2004 compared to 2003 was due to lower Astaris keepwell payments. Cash contributions to Astaris were $35.5 million and $62.8 million in 2004 and 2003, respectively. No such cash contributions were made in 2005.

Cash required by financing activities for 2005 was $215.3 million compared to cash provided of $46.1 million in 2004. In 2003, cash required by financing activities was $82.1 million. During 2005, we redeemed on the stated maturity date all of our 6.75 percent medium-term notes due May 2005 and all of our 10.25 percent Senior Notes due November 2009. The redemption of our 10.25 percent Senior Notes included a redemption premium of $44.0 million.

For the year ended December 31, 2005 and 2004, we contributed approximately 264,000 and 136,000 shares of treasury stock to our employee benefit plans having a cost of $14.9 and $3.6 million, respectively, which is considered a non-cash activity.

Commitments and other potential liquidity needs

Our cash needs for 2006 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, environmental spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our $600.0 million committed revolving credit facility.

We continually evaluate our options for divesting real estate holdings and property, plant and equipment that are no longer integral to any of our core operating businesses.

On February 17, 2005, we completed the sale to the city of San Jose, California of approximately 52 acres of land at our former Defense Systems site there. Gross proceeds from the sale were $56.1 million. We have an agreement with the city of San Jose for the sale of the remaining approximately 23 acres we own there. The city’s obligation to purchase the remaining land is subject to the satisfaction of certain conditions, including a review by the California Department of Toxic Substances Control and is expected to close during 2006.

Projected 2006 spending includes approximately $60 million of environmental remediation spending, of which approximately $7 million relates to Pocatello, approximately $16 million relates to the settlement of National Priorities List (NPL) sites in New Jersey, and approximately $37 million relates to other operating and discontinued business sites. This spending does not include expected spending of approximately $10 million and $6 million in 2006 and 2007, respectively, on capital projects relating to environmental control facilities. Also, we expect to spend in the range of approximately $21 million to $22 million annually in 2006 and in 2007 for environmental compliance costs, which are an operating cost of the company and are not covered by established reserves.

On February 24, 2006, our Board of Directors approved initiation of a quarterly cash dividend and declared a dividend of $0.18 per share payable on April 20, 2006, to the shareholders of record as of March 31, 2006. Additionally, the Board authorized the repurchase of up to $150 million of our common stock. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over the next two years.

We agreed to guarantee the performance by Technologies of certain obligations under several contracts, debt instruments, and reimbursement agreements associated with letters of credit. (See Note 17 to the consolidated financial statements in this Form 10-K.) As of December 31, 2005, these guaranteed obligations totaled $3.2 million compared to $4.0 million at December 31, 2004. We guarantee repayment of some of the borrowings of certain foreign equity method investments. The other investment owners provided parallel agreements. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of December 31, 2005, these guarantees had maximum potential payments of $7.2 million.

We provide guarantees to the financial institutions on behalf of certain Agricultural Product customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $30.4 million and $70.1 million at December 31, 2005 and 2004, respectively. These guarantees are recorded on the consolidated balance sheets for each date as guarantees of vendor financing.

Short-term debt consisted primarily of foreign credit lines at December 31, 2005 and December 31, 2004. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Our total significant committed contracts that we believe will affect cash over the next four years and beyond are as follows:

Contractual Commitments	Expected Cash Payments by Year
	2006	2007	2008	2009	2010 & beyond	Total
	(in Millions)
Debt maturities (1)	$80.4	$52.5	$77.8	$2.1	$508.0	$720.8
Contractual interest (2)	31.7	28.9	24.5	22.5	230.5	338.1
Lease obligations (3)	27.9	26.3	24.8	24.0	149.9	252.9
Forward energy and foreign exchange contracts	22.6	0.6	—	—	—	23.2
Purchase Obligations (4)	42.2	6.0	4.5	4.4	11.2	68.3

Total (5)	$204.8	$114.3	$131.6	$53.0	$899.6	$1,403.3

(1)	Excluding discounts.
(2)	Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We had $382.9 million of long-term debt subject to variable interest rates at December 31, 2005. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2005. Variable rates are market determined.
(3)	Before recoveries.
(4)	Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased, price provisions and timing of the transaction. We have entered into a number of purchase obligations for the sourcing of materials and energy where take-or-pay arrangements apply. Since the majority of the minimum obligations under these contracts are take-or pay commitments over the life of the contract as opposed to a year by year take-or-pay, the obligations in the table related to these types of contacts are presented in the earliest period in which the minimum obligation could be payable under these types of contracts.
(5)	In addition to the items noted above we have historically made voluntary pension payments and plan to make payments totaling approximately $30 million in 2006. We also have an executive severance plan that includes change of control arrangements which are described in our proxy statement.

Contingencies

When Technologies was split from us in 2001, we entered into a tax sharing agreement with them wherein each company is obligated for those taxes associated with their respective businesses, generally determined as if each company filed its own consolidated, combined or unitary tax returns for any period where Technologies is included in the consolidated, combined or unitary tax return of us or our subsidiaries. While the statute of limitations for 2001 does not close until June 30, 2006, because the IRS audit for 2000-2001 was concluded during 2005 and no questions regarding the spin-off were raised during the audit, it appears that any liability for taxes if the spin-off of Technologies were not tax free due to an action taken by Technologies, has been favorably resolved. The tax sharing agreement continues to be in force with respect to certain items, which we do not believe would have a material effect on our financial condition or results of operations.

On June 30, 1999, we acquired the assets of Tg Soda Ash, Inc. from Arkema Inc. (formerly known as Elf Atochem North America, Inc.) for approximately $51.0 million in cash and a contingent payment due at year-end 2003 based on the financial performance of the combined soda ash operations between 2001 and 2003. On December 31, 2003, we made the required estimated payment in the amount of $32.4 million based upon contract requirements. This payment was subject to final adjustments based upon the audited financial statements of the business and was settled during the fourth quarter of 2005 resulting in a gain of $1.9 million.

During 2004, we reached agreement in principle with the EPA and the U.S. Department of Justice to settle certain liabilities at two environmental remediation sites in New Jersey. These agreements will be final upon negotiation and entry of a final consent decree in 2006.

On October 14, 2003, Solutia, our joint venture partner in Astaris, filed a lawsuit against us with the Circuit Court of St. Louis County, Missouri claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris and also failed to disclose the information we had about the PPA technology. Solutia dismissed this Missouri lawsuit in February 2004, after it had filed a virtually identical lawsuit in the U.S. Bankruptcy Court in the Southern District of New York. Solutia had filed for Chapter 11 bankruptcy protection in that same court on December 17, 2003. Our motion to remove the lawsuit from Bankruptcy Court was granted on June 18, 2004, and the matter is now pending in U.S. District Court for the Southern District of New York. On March 29, 2005, the court dismissed certain of the claims relating to the alleged failure of the PPA technology for lack of standing on the part of Solutia. The PPA technology was not included in the sale to ICL described in Note 5 to the consolidated financial statements in this Form 10-K and will continue to be owned by Astaris.

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

We are also party to another anti-trust class action pending in Federal Court in the Eastern District of Pennsylvania, as well as various related state court cases alleging violations of antitrust laws involving our microcrystalline cellulose product. In 2005, the plaintiffs dismissed their claims against our co-defendant Asahi Kasei Corporation for a payment of $25 million.

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

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Dividends

On February 24, 2006, the Board of Directors approved initiation of a quarterly cash dividend and declared a dividend of $0.18 per share payable on April 20, 2006 to shareholders of record on March 31, 2006. We paid no cash dividends in 2005, 2004 or 2003.

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

At December 31, 2005, our net financial instrument position was a net asset of $23.2 million compared to a net liability of $5.4 million at December 31, 2004. The change in the net financial instrument position was due to larger unrealized gains in our commodity portfolio.

Commodity Price Risk

Energy costs are approximately 10 percent of our cost of sales and services and are well balanced among coal, electricity and natural gas, and to a lesser extent, oil. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas and oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at December 31, 2005 and December 31, 2004 with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in an increase of the net asset position of $16.5 million and $10.6 million at December 31, 2005 and December 31, 2004, respectively. A 10 percent decrease in energy market prices would result in a decrease of $16.5 million in the net asset position at December 31, 2005. At December 31, 2004, a 10 percent decrease in energy market prices would have resulted in a decrease of $10.7 million in the net asset position and as a result would change the net asset position into a net liability position.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2005 and December 31, 2004, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in a decrease of

$9.3 million in the net asset position, and as a result, would have changed the net asset position into a net liability position at December 31, 2005. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in an increase of $19.9 million in the net liability position at December 31, 2004. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in an increase of $7.9 million in the net asset position at December 31, 2005. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in a decrease of $18.9 million in the net liability position and as a result would have changed the net liability position into a net asset position of the relevant financial instruments at December 31, 2004.

Interest Rate Risk

One of the strategies that we use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In 2003, we entered into swaps with an aggregate notional value of $100.0 million. In 2005, we terminated these swaps at a net cost of $2.7 million and redeemed the underlying debt. As of December 31, 2005 we had no interest rate swap agreements.

Our debt portfolio, at December 31, 2005, is composed of 47 percent fixed-rate debt and 53 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of foreign bank borrowings and variable-rate industrial and pollution control revenue bonds and borrowings under our European Credit Agreement. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt in our debt portfolio at December 31, 2005, a one percentage point increase or decrease in interest rates then in effect would have increased or decreased interest expense for 2005 by $3.8 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

(1)	Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

(2)	Consolidated Balance Sheets as of December 31, 2005 and 2004

(3)	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

(4)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

(5)	Notes to Consolidated Financial Statements

(6)	Report of Independent Registered Public Accounting Firm

(7)	Management’s Report on Internal Control over Financial Reporting

(8)	Report of Independent Registered Public Accounting Firm

FMC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2004	2003
	(in Millions, Except Per Share Data)
Revenue	$2,150.2	$2,051.2	$1,921.4
Costs and expenses
Costs of sales and services	1,505.5	1,474.2	1,400.5
Selling, general and administrative expenses	270.4	254.8	236.9
Research and development expenses	94.4	93.4	87.4
Restructuring and other charges (gains)	40.4	3.5	(5.1)

Total costs and expenses	1,910.7	1,825.9	1,719.7

Income from continuing operations before equity in (earnings) loss of affiliates, investment gains, minority interests, interest income and expense, loss on extinguishment of debt, income taxes, and cumulative effect of change in accounting principle	239.5	225.3	201.7
Equity in (earnings) loss of affiliates	(70.6)	2.1	68.6
Investment gains	(9.3)	—	—
Minority interests	7.5	3.8	2.9
Interest income	(4.2)	(2.5)	(3.9)
Interest expense	62.3	80.9	96.1
Loss on extinguishment of debt	60.5	9.9	—

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	193.3	131.1	38.0
Provision (benefit) for income taxes	82.3	(44.5)	(1.8)

Income from continuing operations before cumulative effect of change in accounting principle	111.0	175.6	39.8
Discontinued operations, net of income taxes	6.1	(15.4)	(13.3)
Cumulative effect of change in accounting principle, net of income taxes	(0.5)	—	—

Net income	$116.6	$160.2	$26.5

Basic earnings (loss) per common share
Continuing operations	$2.95	$4.85	$1.13
Discontinued operations	0.16	(0.42)	(0.38)
Cumulative effect of change in accounting principle	(0.01)	—	—

Net income	$3.10	$4.43	$0.75

Diluted earnings (loss) per common share
Continuing operations	$2.83	$4.70	$1.12
Discontinued operations	0.15	(0.42)	(0.37)
Cumulative effect of change in accounting principle	(0.01)	—	—

Net income	$2.97	$4.28	$0.75

The accompanying notes are an integral part of the consolidated financial statements.

FMC CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(in Millions, Except Share and Par Value Data)
ASSETS
Current assets
Cash and cash equivalents	$206.4	$212.4
Restricted cash	—	9.7
Trade receivables, net of allowance of $11.0 in 2005 and $10.8 in 2004	494.3	479.7
Inventories	215.7	217.5
Prepaid and other current assets	119.0	128.8
Deferred income taxes	31.9	24.6

Total current assets	1,067.3	1,072.7
Investments	25.3	35.2
Property, plant and equipment, net	1,012.0	1,111.9
Goodwill	148.6	169.8
Other assets	112.2	140.2
Deferred income taxes	374.6	448.6

Total assets	$2,740.0	$2,978.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$79.5	$36.6
Current portion of long-term debt	0.9	70.8
Accounts payable, trade and other	301.0	339.1
Accrued and other liabilities	166.6	202.0
Accrued payroll	53.5	50.1
Guarantees of vendor financing	30.4	70.1
Accrued pensions and other postretirement benefits, current	10.9	12.2
Income taxes	16.5	39.2

Total current liabilities	659.3	820.1
Long-term debt, less current portion	639.8	822.2
Accrued pension and other postretirement benefits, long-term	131.6	130.8
Environmental liabilities, continuing and discontinued	163.4	165.5
Reserve for discontinued operations	66.7	66.0
Other long-term liabilities	68.4	46.5
Minority interests in consolidated companies	51.5	51.1
Commitments and contingent liabilities (Note 17)
Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2005 or 2004	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2005 and 2004 45,972,580 in 2005 and 45,122,262 issued in 2004	4.6	4.5
Capital in excess of par value of common stock	427.7	397.4
Retained earnings	1,062.2	945.6
Accumulated other comprehensive income (loss)	(46.1)	32.7
Treasury stock, common, at cost; 7,456,918 shares in 2005 and 7,729,888 shares in 2004	(489.1)	(504.0)

Total stockholders’ equity	959.3	876.2

Total liabilities and stockholders’ equity	$2,740.0	$2,978.4

The accompanying notes are an integral part of the consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Revised(1) Year Ended December 31,
	2005	2004	2003
	(in Millions)
Cash provided by operating activities of continuing operations:
Net Income	$116.6	$160.2	$26.5
Cumulative effect of change in accounting principle	0.5	—	—
Discontinued operations	(6.1)	15.4	13.3
Income from continuing operations	$111.0	$175.6	$39.8
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	136.3	134.3	124.6
Restructuring and other charges (gains)	40.4	3.5	(5.1)
Investment gains	(9.3)	—	—
Equity in (earnings) loss of affiliates	(70.6)	2.1	68.6
Deferred income taxes	56.4	(60.1)	(17.1)
Minority interests	7.5	3.8	2.9
Loss on extinguishment of debt	60.5	9.9	—
Other	(0.3)	13.0	6.7
Changes in operating assets and liabilities:
Trade receivables, net	(27.5)	7.9	4.9
Guarantees of vendor financing	(39.6)	25.8	26.1
Inventories	4.7	(5.9)	11.6
Other current assets and other assets	45.7	(7.3)	(2.7)
Accounts payable	(25.6)	30.4	(7.0)
Accrued payroll, other current liabilities and other liabilities	(17.8)	(29.4)	(9.2)
Income taxes	(22.8)	(9.7)	24.7
Accrued pension and other postretirement benefits, net	(25.8)	(21.6)	(16.9)
Environmental spending, continuing	(5.1)	(18.1)	(5.9)
Restructuring and other spending	(18.5)	(15.2)	(19.3)

Cash provided by operating activities	199.6	239.0	226.7

Cash provided (required) by operating activities of discontinued operations (revised 1):
Environmental spending, discontinued	(24.4)	(20.5)	(21.7)
Proceeds from sale of property	56.1	—	—
Other discontinued reserves	(14.3)	(7.8)	(4.4)

Cash provided (required) by operating activities of discontinued operations	17.4	(28.3)	(26.1)

Cash required by investing activities:
Capital expenditures	(93.5)	(85.4)	(87.0)
Financing commitments to Astaris	—	(35.5)	(62.8)
Tg Soda Ash, Inc. contingent payment	—	—	(32.4)
Proceeds from sales of investments	13.7	—	—
Distributions from Astaris	69.5	—	—
Proceeds from disposal of property, plant and equipment	3.9	6.3	21.2

Cash required by investing activities	(6.4)	(114.6)	(161.0)

Cash provided (required) by financing activities:
Net increase (decrease) in other short-term debt	42.9	21.3	(53.3)
Net decrease (increase) in restricted cash	9.7	127.1	137.7
Financing fees and redemption premium	(48.6)	(4.0)	—
Increase in long term debt	594.1	100.0	—
Repayment of long-term debt	(849.6)	(248.1)	(168.2)
Distributions to minority partners	(4.0)	(1.5)	(3.0)
Issuances of common stock, net	40.2	51.3	4.7

Cash provided (required) by financing activities	(215.3)	46.1	(82.1)

Effect of exchange rate changes on cash and cash equivalents	(1.3)	13.2	9.9

Increase (decrease) in cash and cash equivalents	(6.0)	155.4	(32.6)
Cash and cash equivalents, beginning of year	212.4	57.0	89.6

Cash and cash equivalents, end of year	$206.4	$212.4	$57.0

Cash paid for taxes, net of refunds was taxes paid of $41.4 million, $23.9 million and a refund of $13.1 million in 2005, 2004 and 2003, respectively. Cash paid for interest was $71.4 million, $83.4 million and $97.9 million in 2005, 2004 and 2003, respectively. For the years ended December 31, 2005 and 2004 we contributed approximately 264,000 and 136,000 shares, respectively, of treasury stock to our employee benefit plans having a cost of $14.9 and $3.6 million, respectively, which is considered a non-cash activity.

(1)	See “Reclassifications and adjustments” in Note 1 to our Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Comprehensive Income (loss)
	(in Millions, Except Par Value)
Balance December 31, 2002	$4.3	$334.1	$748.1	$(172.9)	$(507.6)	$79.7

Net income			26.5			26.5
Stock options and awards exercised		4.7			(0.1)
Shares for benefit plan trust					0.1
Net deferred gain on derivative contracts, net of income tax of $1.8				3.0		3.0
Foreign currency translation adjustments				122.4		122.4
Minimum pension liability adjustment, net of income tax of $16.3				25.7		25.7

Balance December 31, 2003	4.3	338.8	774.6	(21.8)	(507.6)	177.6

Net income			160.2			160.2
Stock options and awards exercised	0.2	58.6
Shares for benefit plan trust					3.6
Minimum pension liability adjustment, net of income tax benefit of $3.7				(5.8)		(5.8)
Net deferred gain on derivative contracts, net of income tax benefit of $2.1				(3.3)		(3.3)
Foreign currency translation adjustments				63.6		63.6
Equity distribution related to 2001 spin-off of Technologies			10.8

Balance December 31, 2004	4.5	397.4	945.6	32.7	(504.0)	214.7

Net income			116.6			116.6
Stock options and awards exercised	0.1	30.3
Shares for benefit plan trust					14.9
Minimum pension liability adjustment, net of income tax benefit of $3.3				(7.5)		(7.5)
Net deferred gain on derivative contracts, net of income tax of $12.8				21.1		21.1
Foreign currency translation adjustments				(92.4)		(92.4)

Balance December 31, 2005	$4.6	$427.7	$1,062.2	$(46.1)	$(489.1)	$37.8

The accompanying notes are an integral part of the consolidated financial statements.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	PRINCIPAL ACCOUNTING POLICIES AND RELATED FINANCIAL INFORMATION

Nature of operations.    We are a diversified chemical company serving agricultural, industrial and consumer markets globally with innovative solutions, applications and quality products. We operate in three business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Agricultural Products provides crop protection and pest control products for worldwide markets. Specialty Chemicals includes food ingredients that are used to enhance structure, texture and taste; pharmaceutical additives for binding and disintegrant use; and lithium specialties for pharmaceutical synthesis, specialty polymers and energy storage. Industrial Chemicals encompasses a wide range of inorganic materials in which we possess market and technology leadership, including soda ash, phosphorus and peroxygens (hydrogen peroxide and active oxidants) in both North America and in Europe through our subsidiary, FMC Foret, S.A. (“Foret”).

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

Investments.    Investments in companies in which our ownership interest is 50 percent or less and in which we exercise significant influence over operating and financial policies are accounted for using the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of undistributed earnings and losses of these investments. Majority owned investments in which our control is restricted are also accounted for using the equity method. All other investments are carried at their fair values or at cost, as appropriate.

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

Impairments of long-lived assets.    We review the recovery of the net book value of long-lived assets whenever events and circumstances indicate that the net book value of an asset may not be recoverable from the

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated undiscounted future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the net book value, we recognize an impairment loss equal to an amount by which the net book value exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Restructuring and other charges.    We continually perform strategic reviews and assess the return on our businesses. This sometimes results in a plan to restructure the operations of a business. We record an accrual for severance and other exit costs under the provisions of the relevant accounting guidance.

Additionally, as part of these restructuring plans write-downs of long-lived assets may occur. Two types of assets are impacted: assets to be disposed of by sale and assets no longer in use to be abandoned. Assets to be disposed of by sale are measured at the lower of carrying amount or estimated net proceeds from the sale. Assets to be abandoned are no longer in use and are written down to amounts, net of expected recovery from disposal.

Capitalized interest.    We capitalized interest costs of $3.8 million in 2005, $5.3 million in 2004 and $7.6 million in 2003. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.

Deferred costs and other assets.    Unamortized capitalized software costs totaling $13.8 million and $20.6 million at December 31, 2005 and 2004, respectively, are components of other assets, which also include debt financing fees and other deferred charges. We capitalize the costs of internal use software in accordance with accounting literature which generally permits the capitalization of certain costs incurred to develop or obtain internal use software. We assess the recoverability of deferred software costs on an ongoing basis and record write-downs to fair value as necessary. We amortize capitalized software costs over expected useful lives ranging from three to ten years.

Goodwill and intangible assets.    Goodwill and other indefinite intangible assets (“intangibles”) are not subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value based test.

We test goodwill for impairment annually using the criteria prescribed by Statement of Financial Accounting Standard (‘SFAS”) No. 142 “Goodwill and Other Intangible Assets”. We recorded no goodwill impairments in 2005, 2004 and 2003. Goodwill is related to an acquisition in the Specialty Chemicals segment. There are no other material indefinite life intangibles, other than goodwill in any of the years presented. The change in goodwill in 2005 and 2004 was due to the effect of foreign currency translation on the euro.

Our definite life intangibles totaled $13.9 million and $13.3 million as of December 31, 2005 and 2004, respectively, and are recorded in “Other assets” in our consolidated balance sheet. At December 31, 2005, these definite life intangibles were allocated among our business segments as follows: $10.6 million in Agricultural Products, $1.6 million in Specialty Chemicals and $1.7 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, industry licenses and other intangibles and are being amortized over periods of 5 to 13 years. Amortization was not significant in the years presented. The estimated amortization expense for each of the 5 years ended December 31, 2005 to 2009 is also not significant.

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

Foreign currency translation.    We translate the assets and liabilities of most of our foreign operations at exchange rates in effect at the balance sheet date. The foreign operations’ income statements are translated at the monthly exchange rates for the period. For operations where the local currency is the functional currency we record translation gains and losses as a component of accumulated other comprehensive income or loss in stockholders’ equity until the foreign entity is sold or liquidated. We did not have significant operations in any highly inflationary countries during 2005, 2004 and 2003. In countries where the local currency is not the functional currency, inventories, property, plant and equipment, and other non-current assets are converted to functional currencies at historical exchange rates, and all gains or losses from conversion are included in either net income or other comprehensive income. Net income (loss) for 2005, 2004 and 2003 included aggregate transactional foreign currency gains and losses. We recorded a $2.1 million net gain in 2005. Net losses totaled $5.7 million and $7.4 million in 2004 and 2003, respectively. Other comprehensive income or loss for 2005, 2004 and 2003 included translation (losses) and gains of $(92.4) million, $63.6 million and $122.4 million.

The value of the U.S. dollar and other currencies in which we operate continually fluctuate. Results of operations and financial position for all the years presented have been affected by such fluctuations. We enter into certain foreign exchange contracts to mitigate the financial risk associated with this fluctuation as discussed in Note 16. These contracts typically qualify for hedge accounting. See “Derivative financial instruments” below and Note 16.

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

We formally document all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes relating derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the inception

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively. The gains and losses we recorded for the ineffective portion of our hedges were a net gain of $2.9 million in 2005 and $1.0 million in 2004. The gains and losses we recorded for the ineffective portion of our hedges were immaterial in 2003.

Treasury stock.    We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the Consolidated Balance Sheets. When the treasury shares are contributed under our employee benefit plans, we use a first-in, first-out (“FIFO”) method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from capital in excess of par value of common stock (see Consolidated Statements of Cash Flow).

Segment information.    We determined our reportable segments based on our strategic business units, the commonalities among the products and services within each segment and the manner in which we review and evaluate operating performance.

We have identified Agricultural Products, Specialty Chemicals and Industrial Chemicals as our reportable segments. Segment disclosures are included in Note 18. Segment operating profit is defined as segment revenue less operating expenses. We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (gains), investment gains, loss on extinguishment of debt, asset impairments, LIFO inventory adjustments, and other income and expense items. Information about how restructuring and other charges relate to our businesses at the segment level is discussed in Note 6.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock compensation plans.    We account for our stock compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized. We record compensation expense for the restricted stock awards based on the quoted market price of our stock at the grant date and amortize the expense over the vesting period. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Based Compensation,” to our stock compensation plans (see Note 3 regarding adoption of SFAS 123R).

	Year Ended December 31,
	2005	2004	2003
	(in Millions, Except Per Share Data)
Net income, as reported	$116.6	$160.2	$26.5

Add: Total stock-based compensation expense included in reported net income, net of related tax effects	2.7	1.6	1.0
Deduct: Total stock-based employee compensation expense determined under a fair-value-based method, net of related tax effects	(4.7)	(4.8)	(4.7)

Pro forma net income	$114.6	$157.0	$22.8

Basic earnings per common share:
As reported	$3.10	$4.43	$0.75
Pro forma	$3.05	$4.34	$0.65
Diluted earnings per common share:
As reported	$2.97	$4.28	$0.75
Pro forma	$2.92	$4.20	$0.64

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: dividend yield of zero for all years; expected volatility of 31 percent for 2005 and 32 percent for 2004 and 2003; risk-free interest rates of 3.8 percent, 2.9 percent and 2.4 percent; and expected lives of five years for all grants. The weighted average fair value of stock options, calculated using the Black-Scholes option-pricing model, granted during the years ended December 31, 2005, 2004 and 2003 was $16.48, $12.61 and $5.07, respectively.

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

Estimated obligations to remediate sites that involve oversight by the EPA, or similar government agencies, are generally accrued no later than when a ROD, or equivalent, is issued, or upon completion of a RI/FS that is submitted by us and the appropriate government agency or agencies. Estimates are reviewed quarterly by our environmental remediation management, as well as by financial and legal management and, if necessary, adjusted as additional information becomes available. The estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods, and other actions by or against governmental agencies or private parties.

Included in the environmental reserve balance and reasonably possible loss contingencies for 2005 are liabilities that are potentially recoverable from third party insurance policies. These amounts have not been recognized as offsetting recoveries in 2005, but are expected to be recognized in future years as applicable criteria are met.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our environmental liabilities for continuing and discontinued operations are principally for costs associated with the remediation and/or study of sites at which we are alleged to have disposed of hazardous substances. Such costs principally include, among other items, RI/FS, site remediation, costs of operation and maintenance of the remediation plan, fees to outside law firms and consultants for work related to the environmental effort, and future monitoring costs. Estimated site liabilities are determined based upon existing remediation laws and technologies, specific site consultants’ engineering studies or by extrapolating experience with environmental issues at comparable sites. Total reserves of $191.1 million and $192.3 million, respectively, before recoveries, were recorded at December 31, 2005 and 2004. In addition, we believe that it is reasonably possible that loss contingencies may exceed amounts accrued by as much as $85 million at December 31, 2005.

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

Pensions and other postretirement benefits

We provide qualified and nonqualified defined benefit and defined contribution pension plans, as well as postretirement health care and life insurance benefit plans to our employees. The costs (or benefits) and obligations related to these benefits reflect key assumptions related to general economic conditions, including interest (discount) rates, healthcare cost trend rates, expected rates of return on plan assets and the rates of compensation increases for employees. The costs (or benefits) and obligations for these benefit programs are also affected by other assumptions, such as average retirement age, mortality, employee turnover, and plan participation. To the extent our plans’ actual experience, as influenced by changing economic and financial market conditions or by changes to our own plans’ demographics, differs from these assumptions, the costs and obligations for providing these benefits, as well as the plans’ funding requirements, could increase or decrease. When actual results differ from our assumptions, the difference is typically recognized over future periods. In addition, the unrealized gains and losses related to our pension and postretirement benefit obligations may also affect periodic benefit costs (or benefits) in future periods. See Note 12 for additional information relating to pension and other postretirement benefits.

Reclassification and adjustments.    Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Our consolidated statements of cash flows for the years ended December 31, 2004 and 2003 have been revised to include a reconciliation between net income and income from continuing operations. Additionally we have revised a title as “cash provided (required) by operating activities of discontinued operations”. Historically the cash used in this section relates to our operating cash requirements of discontinued operations.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 2	CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Effective December 31, 2005, we adopted FASB interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). This interpretation clarified FASB Statement No. 143 “Asset Retirement Obligations” (“FASB 143”) in that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The interpretation states that when an existing law, regulation, or contract requires an entity to perform an asset retirement activity, an unambiguous requirement to perform the retirement activity exists, even if that activity can be deferred indefinitely.

In connection with the adoption of FIN 47, we recognized additional liabilities at fair value, of approximately $3 million at December 31, 2005, for asset retirement obligations (ARO’s), which consisted primarily of costs associated with landfills and the retirement of certain equipment. These costs reflect legal obligations associated with the normal operation of certain facilities in both our Agricultural Products and Industrial Chemicals segments. Additionally, we capitalized asset retirement costs by increasing the carrying amounts of related long-lived assets and recording accumulated depreciation from the time the original assets were placed into service. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. We are also required to adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss. The net after-tax cumulative effect adjustment recognized upon adoption of this accounting standard interpretation was approximately $0.5 million. Net income for the years ended December 31, 2004 and 2003 would not have been materially different if this interpretation had been adopted January 1, 2003.

We have mining operations in Green River, Wyoming for our soda ash business as well as mining operations in our lithium and Foret operations. We have legal reclamation obligations related to these facilities upon closure of the mines. Additionally, we have obligations at the majority of our manufacturing facilities in the event of a permanent plant shutdown. Certain of these issues are recorded in our environmental and restructuring liability reserves described in Footnotes 6 and 11. For those not already accrued, we have calculated the fair value of these ARO’s and concluded that the present value of the obligations were immaterial as of December 31, 2005.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amounts of ARO’s for the year ended December 31, 2005 are as follows.

(in Millions)
Balance at December 31, 2004	$—
Accretion expense	—
Payments	—
Transitional liabilities under FIN 47 adoption	3.0
Other liabilities incurred (see Note 6)	3.0

Balance at December 31, 2005	$6.0

NOTE 3	RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting standards

FSP 143-1

In June 2005, the Financial Accounting Standards Board (“FASB”) issued staff position No. 143-1, “Accounting for Electronic Equipment Waste Obligations” (“FSP 143-1”). FSP 143-1 addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. The Directive effectively obligates a commercial user to incur costs associated with the retirement of a specified asset that qualifies as historical waste equipment. The commercial user should apply the provisions of FASB 143 and related FIN 47 interpretation to the obligation associated with historical waste, since this type of obligation is an asset retirement obligation. The adoption of FSP143-1 did not have a material effect on our financial condition or results of operations.

FSP 106-2

In May 2004, the FASB issued Staff Position No. 106-2, “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“FSP 106-2”). FSP 106-2 permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare, Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) and required certain disclosures pending determination as to whether the sponsor’s postretirement health care plan can reasonably expect to qualify for beneficial treatment under the act. In 2004, we elected not to recognize any of the potential accounting effects of the Medicare Act because the actuarial equivalence of our retiree medical plan was undeterminable. We required more information on how actuarial equivalence would be calculated that was not available in existing versions of the regulations in order to determine if our retiree medical plan met the threshold. On January 21, 2005, the Centers for Medicare & Medicaid Services (“CMS”) released the final regulations on the Medicare prescription drug benefit. The final regulations provide comprehensive guidance on how the actuarial equivalence of retiree medical plans was to be determined. We completed our evaluation of the final regulations as well as more recent guidance from CMS during 2005 and began recognizing the effects of the Medicare Act in our 2005 consolidated financial statements. See Notes 4 and 12 for additional information relating to the Medicare Act.

FSP 109-2

In December 2004, the FASB issued Staff Position No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. See Note 9 for additional information.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 153

In December 2004, the FASB issued Statement of Financial Accounting Standards 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29 (“Statement 153”). This statement was a result of an effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, for nonmonetary exchanges of similar productive assets. Statement 153 replaces this exception with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement will be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of the adoption of the standard will depend on the nature and terms of such exchanges that we may enter into in the future.

SFAS No. 151

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 “Inventory Costs-An Amendment of ARB No. 43, Chapter 4” (“Statement 151”) to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that abnormal inventory items be recognized as current-period charges regardless of whether they meet the “so abnormal” criterion outlined in Accounting Research Bulletin No. 43. Statement 151 also introduces the concept of “normal capacity” and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of Statement 151 did not have a material effect on our consolidated financial statements.

New accounting standards

SFAS No. 123R

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”). The statement requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize the cost over the period during which an employee is required to provide service in exchange for the award—the requisite service period. We are currently evaluating the provisions of this Statement. Adoption of the Statement in the first quarter of fiscal 2006 using the modified prospective transition method will result in a reduction of reported earnings, which we believe, based on the analysis to date, will be similar to that reflected in the pro forma information presented in Note 1.

EITF No. 04-13

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 154

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for the reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

NOTE 4	DISCONTINUED OPERATIONS

Our results of discontinued operations comprised the following:

	Year Ended December 31,
	2005	2004	2003
	(in Millions)
Income from the sale of real estate property in San Jose (net of income tax expense of $22.6 million)	$32.9	$—	$—
Provision for contingent liability related to San Jose land sale (net of income tax benefit of $2.3 million)	(3.7)	—	—
Income from adjustments to deferred tax liabilities and other tax-related matters related to previously discontinued operations	—	9.9	—
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously reserved discontinued operations (net of income tax benefit (expense) of $(0.1) million, $— million and $(0.3) million for 2005 2004 and 2003, respectively)	0.3	(0.3)	0.5
Provision for environmental liabilities and legal expenses related to previously discontinued operations (net of income tax benefit of $14.4 million, $16.3 million and $8.8 million in 2005, 2004 and 2003, respectively)	(23.4)	(25.0)	(13.8)

Discontinued operations, net of income taxes	$6.1	$(15.4)	$(13.3)

On February 17, 2005, we completed the sale to the city of San Jose, California of approximately 52 acres of land used by our former Defense Systems operations, which we divested in 1997. Proceeds from the sale were $56.1 million and after tax and other expenses, income was $32.9 million. In conjunction with the sale, we recorded a $6.0 million ($3.7 million after-tax) contingent liability associated with land improvements on these properties. This liability is contractual and is for land improvements necessary to improve traffic flow in the area. We have an agreement with the city of San Jose for the sale of the remaining approximately 23 acres we own there. The city’s obligation to purchase the remaining land is subject to the satisfaction of certain conditions, including a review by the California Department of Toxic Substances Control. This sale is expected to be completed during 2006.

During 2005 we recorded a reduction in other discontinued operations reserves of $0.4 million ($0.3 million after-tax), which includes an increase of $0.6 million ($0.3 million after-tax) for workers compensation which was more than offset by $1.0 million ($0.6 million after-tax) in benefit for other postretirement benefits primarily due to the effects of the Medicare Act (See Note 12).

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additionally, during 2005, we recorded a $37.8 million ($23.4 million after-tax) charge to discontinued operations related to environmental issues and legal expenses. Environmental charges of $43.3 million ($26.8 million after-tax) included a provision increase of $39.3 million ($24.3 million after-tax) to increase our reserves for environmental issues primarily related to our Front Royal and Middleport sites and in recognition of our share of liabilities related to a consent order between the EPA and the primary responsible parties at the Anniston site. Legal expense charges related to previously discontinued operations in the amount of $9.8 million ($6.0 million after-tax) were taken during 2005 as well. Offsetting these amounts was $15.3 million ($9.4 million after-tax) related to recognition of third-party environmental recoveries related to various sites, primarily our Front Royal site.

During 2004, we reached agreement in principle with the United States Environmental Protection Agency (EPA) and the United States Department of Justice (DOJ) to settle certain liabilities at two National Priorities List (NPL) sites in New Jersey. These agreements will be effective upon negotiation and entry of a final consent decree in 2006. An adjustment of $16.5 million ($10.1 million after-tax) to environmental reserves reflects an increase in the reserves based upon the agreed settlement amounts for certain costs related to these sites. In addition, a charge of $2.2 million ($1.3 million after-tax) was taken to increase our reserves for environmental issues at our Middleport site to recognize specific obligations. A charge of $14.4 million ($8.7 million after-tax) was also recorded to increase our reserves for environmental matters at several of our remediation sites. Additionally, in 2004, we charged discontinued operations for legal costs related to previously discontinued businesses of $8.2 million ($4.9 million after-tax).

Reserve for Discontinued Operations.    The reserve for discontinued operations totaled $66.7 million and $66.0 million at December 31, 2005 and 2004, respectively. The liability at December 31, 2005 was comprised of $10.3 million for workers’ compensation and product liability, $40.7 million for other postretirement medical and life insurance benefits provided to former employees of discontinued businesses and $15.7 million of other discontinued operations reserves. The liability at December 31, 2004 was comprised of $12.1 million for workers’ compensation and product liability, $43.8 million for other postretirement benefits provided to former employees of discontinued businesses and $10.1 million of other discontinued operations reserves. At December 31, 2005 and 2004, substantially all other discontinued operations reserves recorded on our consolidated balance sheets related to operations discontinued between 1976 and 2001.

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

Spending in 2005, 2004 and 2003 was $1.2 million, $1.1 million and $2.1 million, respectively, for workers’ compensation, product liability and other claims; $2.0 million, $2.4 million and $2.7 million, respectively, for other postretirement benefits; and $11.1 million, $4.7 million and $0.8 million, respectively, related to other discontinued operations reserves.

NOTE 5	INVESTMENTS IN JOINT VENTURES

In November 2005, Astaris LLC (now known as Siratsa LLC), our 50%-owned joint venture with Solutia, completed the previously announced sale of substantially all of its assets, other than certain excluded assets, used in the business of Astaris to certain subsidiaries of Israel Chemicals Limited (“ICL”). The buyers also assumed substantially all of the liabilities of Astaris. The previously disclosed sale price of $255 million was increased by $12 million to reflect an estimated value of working capital sold and a minimum level of capital expenditures

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

prior to the sale. This adjustment to the selling price is held in escrow pending final working capital valuation and pre-sale capital expenditure confirmation. It is anticipated that the final selling price will be determined in the second quarter of 2006.

In connection with this sale, we recorded a gain of $57.7 million, before tax. This gain is included in “Equity in (earnings) loss of affiliates” on our consolidated statement of income for the year ended December 31, 2005. We received cash totaling $99.4 million of which $69.1 million is a return on our investment and $30.3 million is the final payment of Astaris obligations due to us as well as payments for certain liabilities transferred from Astaris to us. The Astaris obligations and the transfer of certain liabilities to us are discussed below.

Astaris settled obligations with us as of the closing date related to (i) a payment of $16.7 million resulting from Astaris’s agreement to fund an equal portion of our future postretirement benefit obligations to former employees of the companies’ phosphorus chemicals businesses and (ii) a final payment of $7.0 million for its contribution to the shutdown costs related to the closure of the Pocatello, Idaho plant. Prior to the sale and the settlement of these obligations, we had received payments in 2005 of $10.9 million related to these recoveries. In addition, certain of the assets and liabilities of Astaris that were not included in the sale to subsidiaries of ICL were transferred to us. Astaris paid us $6.6 million to assume these net liabilities and we valued and recorded these assets and liabilities on our balance sheet as of December 31, 2005.

At December 31, 2005 our remaining investment in Astaris was $3.9 million which consists primarily of cash held by Astaris to fund the potential working capital requirements noted above as well as certain liabilities not assumed by ICL. Our investment in Astaris was $6.2 million at December 31, 2004.

In the second quarter of 2005, we sold our 50 percent ownership investment in Sibelco Espanola SA (“Sibelco”) for cash of $13.7 million. We accounted for Sibelco on the equity method. We recorded a gain of $9.3 million in conjunction with this sale in our consolidated statement of income.

We are party to several smaller joint venture investments throughout the world, which individually and in the aggregate are not significant to our financial results.

NOTE 6	RESTRUCTURING AND OTHER CHARGES (GAINS)

2005

Copenhagen/Bezons

On April 26, 2005, we made the decision to close our Copenhagen, Denmark carrageenan plant and a blending facility in Bezons, France in our Specialty Chemicals segment. We recorded restructuring and other charges totaling $17.0 million which consist of (i) plant and equipment impairment charges of $13.8 million, (ii) severance and employee benefits of $2.4 million and (iii) other costs of $0.8 million. The plant and equipment impairment charge of $13.8 million represents an adjustment to value this plant and equipment at estimated fair value less estimated cost to sell. We have reported the plant and equipment assets related to Copenhagen as assets held for sale. The assets held for sale in the amount of $9.0 million are included in other current assets on our December 31, 2005 consolidated balance sheet. We expect to complete the sale of these assets sometime in the first quarter of 2006. The severance and employee benefit costs related to approximately 70 people, most of whom have separated from us in 2005.

Spring Hill

During the fourth quarter of 2005, we completed an analysis of our Spring Hill, West Virginia facility in our Industrial Chemicals segment. As a result, we committed to the abandonment of the majority of the assets at this

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

facility before the end of their previously estimated useful life. As a result we recorded an impairment charge of $4.5 million associated with these assets and $3.0 million of charges related to shut down obligations associated with this site, which were triggered as a result of our abandonment plan. The majority of these obligations relate to one of the Spring Hill plants we plan to demolish.

Pocatello

In the fourth quarter of 2005, we recorded restructuring and other charges of $6.1 million for our Pocatello site to increase reserves for demolition and other shutdown costs. (See Note 11)

Other Items

Additional restructuring and other charges for the year ended December 31, 2005 totaled $9.8 million. These charges related to a charge for the abandonment of assets in our Agricultural Products segment as well as various severance charges. We committed to the abandonment of certain assets in our Agricultural Products segment and we recorded charges of $5.4 million. Severance costs related to either the closure of certain facilities or segment workforce restructurings and amounted to $3.4 million for the year ended December 31, 2005. These severance costs were recorded in our Specialty Chemicals ($1.6 million) and Agricultural Products ($1.8 million) segments and relate to approximately 20 and 60 people, respectively, most of whom have either separated from us as of December 31, 2005 or will separate from us in the first quarter of 2006. The severance costs are expected to result in improved cost efficiencies. We also incurred $0.7 million of costs in our Agricultural Products segment primarily due to a lease termination related to a facility shutdown and $0.4 million related to continuing environmental sites. These charges were partially offset by a non-cash adjustment of $0.1 million in Corporate.

2004

The loss of $3.5 million that we recorded in 2004 was primarily a result of severance costs that are expected to result in improved cost efficiencies. Agricultural Products and Specialty Chemicals recorded $3.3 million and $0.3 million, respectively, of these severance costs. Severance costs in 2004 related to approximately 80 people, most of whom separated from us in 2004. We also recorded $1.1 million related to continuing environmental sites. These charges were partially offset by non-cash gains totaling $1.1 million in Industrial Chemicals and $0.1 million in Corporate.

2003

The gain of $5.1 million that we recorded in 2003 was the result of a gain on the sale of an office building in Foret, our Spanish subsidiary, offset by charges in all segments. The gain on the building was $11.9 million, net of related costs, including severance. Severance costs were recorded in Industrial Chemicals and in both our Agricultural Products and Specialty Chemicals segments. Total 2003 severance charges, including amounts recorded at Foret, were $5.7 million and related to approximately 80 people most of whom separated from FMC in late 2003. The remaining charges in the year included non-cash charges totaling $2.8 million primarily for the abandonment of an asset in the Specialty Chemicals segment, offset by the reversal of certain workforce related and facility shutdown reserves in Corporate resulting from our ability to meet certain obligations on more favorable terms than expected when the reserves were established. The remaining other charges of $2.2 million were related to environmental costs at operating sites, largely in our Industrial Chemicals segment.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows a rollforward of restructuring and other reserves and the related spending and other changes:

	U.S. Phosphorus Chemicals Business (1)		FMC’s Reorganization	Workforce Related and Facility Shutdown (2)	Total
(in Millions)	Pocatello Shutdown	Tribal Fund
Balance at 12/31/2003	$38.0	$6.0	$0.6	$4.5	$49.1
Increase in reserves (3)	—	—	—	3.5	3.5
Cash payments (4)	(6.1)	(2.0)	—	(7.1)	(15.2)
Non-cash (5)	0.4	—	(0.2)	—	0.2

Balance at 12/31/2004	$32.3	$4.0	$0.4	$0.9	$37.6
Increase in reserves (1) (3)	6.1	—	—	10.3	16.4
Cash payments (4)	(10.4)	(2.0)	—	(6.1)	(18.5)
Non-cash (5)	—	—	(0.1)	—	(0.1)

Balance at 12/31/2005 (6)	$28.0	$2.0	$0.3	$5.1	$35.4

(1)	All phosphorus restructuring and other charges were primarily recorded in 2001. In 2005, reserves were increased upon a review of the shutdown portion of the project.
(2)	Of the spending in 2005 for workforce related and facility shutdown activities $0.5 million related to 2004 and $5.6 million related to 2005. Of the spending in 2004 for workforce related and facility shutdown activities $3.4 million related to 2002, $1.1 million related to 2003, and $2.6 million related to 2004. At December 31, 2005, reserves recorded in 2005 and 2004 totaled $4.7 million and $0.4 million, respectively. At December 31, 2004 reserves recorded in 2004 totaled $0.9 million.
(3)	Increases in workforce related and facility shutdown are primarily severance costs and in 2005 include asset retirement obligations associated with Spring Hill discussed above. The impairment charges noted above impacted our property, plant and equipment balances and are not included in the above table.
(4)	Cash payments are net of recoveries of $15.7 million and $8.4 million in 2005 and 2004, respectively, from Astaris for its share of shutdown and remediation costs (see note 5 for discussion on Astaris asset sale).
(5)	Net non-cash reserve changes resulted from our ability to meet certain obligations on more favorable terms than expected when the reserves were established and because some planned actions were ultimately not undertaken.
(6)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheets.

NOTE 7	INVENTORIES

The current replacement cost of inventories exceeded their recorded values by $162.5 million at December 31, 2005 and $176.6 million at December 31, 2004 resulting in a LIFO gain in “costs of sales and services”. During 2005 and 2004 inventory balances were reduced in the U.S. due to liquidation of inventory quantities carried at lower costs as compared with the cost of 2005 and 2004 purchases. Approximately 48 percent of inventories in 2005 and approximately 50 percent of inventories in 2004 are recorded on the LIFO basis. In 2005 and 2004 approximately 52 percent and 50 percent, respectively of inventories are determined on a FIFO basis.

Inventories consisted of the following:

	December 31,
	2005	2004
	(in Millions)
Finished goods and work in process	$159.0	$156.4
Raw materials	56.7	61.1

Net inventory	$215.7	$217.5

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2005	2004
	(in Millions)
Land and land improvements	$149.8	$147.7
Mineral rights	24.8	24.8
Buildings	343.4	351.3
Machinery and equipment	2,262.4	2,402.2
Construction in progress	56.7	43.3

Total cost	2,837.1	2,969.3
Accumulated depreciation	1,825.1	1,857.4

Property, plant and equipment, net	$1,012.0	$1,111.9

Depreciation expense was $119.5 million, $120.9 million, and $112.5 million in 2005, 2004 and 2003, respectively.

NOTE 9	INCOME TAXES

American Jobs Creation Act

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA provides for the deduction for U.S. federal income tax purposes of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. During the year ended December 31, 2005, we repatriated $528 million of foreign earnings and capital of which approximately $480 million were qualifying dividends under the AJCA. We recorded an income tax charge in 2005 of $31.9 million associated with total AJCA repatriations. This charge includes $18.8 million on the repatriation of the qualifying dividends subject to the 85 percent AJCA provision.

Domestic and foreign components of income (loss) from continuing operations before income taxes are shown below:

	Year Ended December 31,
	2005	2004	2003
	(in Millions)

Domestic	$44.9	$(25.7)	$(89.9)
Foreign	148.4	156.8	127.9

Total	$193.3	$131.1	$38.0

The provision (benefit) for income taxes attributable to income from continuing operations consisted of:

	Year Ended December 31,
	2005	2004	2003
	(in Millions)
Current:
Federal	$(9.1)	$(22.9)	$—
Foreign	35.0	38.5	15.6
State	—	—	(0.3)

Total current	25.9	15.6	15.3
Deferred	56.4	(60.1)	(17.1)

Total	$82.3	$(44.5)	$(1.8)

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax provisions (benefits) were allocated as follows:

	Year Ended December 31,
	2005	2004	2003
	(in Millions)
Continuing operations	$82.3	$(44.5)	$(1.8)
Discontinued operations	6.1	(33.1)	(8.5)
Cumulative effect of change in accounting principle	(0.3)	—	—
Items charged directly to stockholders’ equity	4.6	(24.9)	17.9

Total	$92.7	$(102.5)	$7.6

Significant components of the deferred income tax provision (benefit) attributable to income from continuing operations before income taxes is as follows:

	Year Ended December 31,
	2005	2004	2003
	(in Millions)
Deferred tax (exclusive of valuation allowance)	$38.8	$(76.1)	$(33.7)
Increase in the valuation allowance for deferred tax assets	17.6	16.0	16.6

Deferred income tax provision (benefit)	$56.4	$(60.1)	$(17.1)

Significant components of our deferred tax assets and liabilities were attributable to:

	Year Ended December 31,
	2005	2004
	(in Millions)
Reserves for discontinued operations, environmental and restructuring	$189.7	$183.3
Accrued pension and other postretirement benefits	25.7	41.4
Other reserves	27.3	25.5
Alternative minimum and foreign tax credit carryforwards	81.7	75.4
Net operating loss carryforwards	210.5	231.9
Other	21.1	30.3

Deferred tax assets	556.0	587.8
Valuation allowance	(72.6)	(55.0)

Deferred tax assets, net of valuation allowance	$483.4	$532.8

Property, plant and equipment, net	$64.0	$57.9
Other	12.9	1.7

Deferred tax liabilities	$76.9	$59.6

Net deferred tax assets	$406.5	$473.2

We have recognized that it is more likely than not that certain future tax benefits may not be realized as a result of current and future income. Accordingly, the valuation allowance has been increased in the current year to reflect lower than anticipated net deferred tax asset utilization.

At December 31, 2005, we have net operating loss and tax credit carryforwards as follows: U.S. net operating loss carryforwards of $411.8 million expiring in varying amounts and years through 2024, state net

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating loss carryforwards of $965.8 million expiring in various amounts and years through 2025, foreign net operating loss carryforwards of $53.5 million expiring in various years, U.S. foreign tax credit carryforwards of $32.8 million expiring in various amounts and years through 2015, and alternative minimum tax credit carryforwards of $48.9 million with no expiration date.

The effective income tax rate applicable to income from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
	2005	2004	2003
Statutory U.S. tax rate	35%	35%	35%
Net difference:
U.S. export sales benefit	(2)	(3)	(8)
Percentage depletion	(6)	(3)	(11)
State and local income taxes, less federal income tax benefit	1	(1)	(12)
Foreign earnings subject to different tax rates	(7)	(11)	(63)
Net operating loss carryforwards benefited	—	(9)	(22)
AJCA dividend	10	—	—
Effect of Argentine asset impairment	—	(1)	(2)
Tax on intercompany dividends and deemed dividend for tax purposes	4	12	32
Nondeductible expenses	2	1	3
Minority interests	1	1	1
Equity in earnings of affiliates not taxed	(1)	(1)	(2)
Effect of favorable IRS tax pronouncement	—	(30)	—
Adjustment for settled matters previously reserved	(11)	—	—
Change in valuation allowance	17	(24)	44

Total difference	8	(69)	(40)

Effective tax rate	43%	(34)%	(5)%

In 2005, we had tax adjustments to our consolidated income tax expense totaling $21.7 million which included charges of $31.9 million associated with repatriations, net tax benefits of $19.2 million primarily related to agreement on certain prior year tax matters previously reserved and charges of $9.5 million associated with adjustments to deferred tax liabilities. 2004 tax adjustments were a benefit of $71.0 million primarily as a result of a tax benefit of $38.6 million from an adjustment to income tax liabilities due to a December 2004 pronouncement from the Internal Revenue Services (“IRS”), a tax benefit of $31.1 million primarily related to valuation allowance adjustments and a tax benefit of $1.3 million resulting from a refund received from the IRS.

Our federal income tax returns for years through 2001 have been examined by the Internal Revenue Service (“IRS”) and substantially all issues have been settled. We believe that adequate provision for income taxes has been made for the open years 2002 and after. Income taxes have not been provided for the equity in undistributed earnings of foreign consolidated subsidiaries of $277.9 million or for foreign unconsolidated subsidiaries and affiliates of $8.5 million at December 31, 2005. Restrictions on the distribution of these earnings are not significant. It is not practical to estimate the amount of taxes that might be payable upon the remittance of such earnings. Foreign earnings taxable as dividends were $521.9 million, $36.7 million and $48.0 million in 2005, 2004 and 2003, respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10    DEBT

Refinancing

Domestic Credit Agreement

On June 21, 2005, we executed a new $850.0 million, five-year credit agreement (the “Domestic Credit Agreement”), which provides for a $600.0 million revolving credit facility ($250.0 million of which is available for the issuance of letters of credit) and a $250.0 million term loan facility. The initial borrowings under the Domestic Credit Agreement, which is unsecured, were used to prepay all borrowings and terminate the previous $600.0 million senior secured credit agreement. The $250.0 million term loan under the Domestic Credit Agreement was prepaid on December 21, 2005 with proceeds from the European Credit Agreement, as described below.

Obligations under the Domestic Credit Agreement bear interest at a floating rate, which is, at our option, either a base rate or a London InterBank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is subject to adjustment based on the rating assigned to the revolving credit facility by each of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Corporation (“S&P”). At December 31, 2005 the applicable margin on LIBOR-based loans was 0.75 percent. At December 31, 2005, if we had borrowings under our Domestic Credit agreement, then the applicable rate would have been 5.14 percent per annum.

In connection with entering into the Domestic Credit Agreement, we wrote off $1.2 million of deferred financing fees associated with our previous credit agreement and $0.6 million of fees associated with the new agreement. In addition, with the prepayment in December 2005 of the term loan under the Domestic Credit Agreement, we wrote-off $0.1 million of fees associated with that facility. These fees were previously included as a component of “other assets” in our consolidated balance sheet and were recorded as “loss on extinguishment of debt” in the consolidated statement of income for the year ended December 31, 2005.

European Credit Agreement

On December 16, 2005, our Dutch finance subsidiary executed a new Credit Agreement (the “European Credit Agreement”) which provides for an unsecured revolving credit facility in the amount of €220,000,000, equivalent to approximately US$260 million. Borrowings may be denominated in euros or U.S. dollars. FMC and our Dutch finance subsidiary’s direct parent provide guarantees of amounts due under the European Credit Agreement.

Loans under the European Credit Agreement bear interest at a eurocurrency base rate, which for loans denominated in euros is the Euro Interbank Offered Rate, and for loans denominated in dollars is LIBOR in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the rating assigned to the facility or, if the facility is not rated, to FMC by each of Moody’s and S&P. At December 31, 2005 the applicable margin was 0.40 percent. The applicable borrowing rate under the European Credit Agreement was 3.04 percent per annum.

10.25 percent Senior Notes Redemption

On July 21, 2005, using proceeds of borrowings under the Domestic Credit Agreement and cash on hand, we redeemed all of our 10.25 percent Senior Notes due 2009 outstanding in the aggregate principal amount of $355.0 million. Pursuant to the terms of the Senior Notes and the related indenture, we paid a redemption premium of $44.0 million. In connection with the redemption of our 10.25 percent Senior Notes, we wrote off $11.4 million of deferred financing fees. These amounts, along with the settlement of a related interest rate lock, resulted in a “loss on the extinguishment of debt” of $56.6 million in the consolidated statements of income for the year ended December 31, 2005.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sweetwater County Industrial Revenue Bond Refunding

On December 15, 2005, we refinanced $90.0 million aggregate principal amount of Sweetwater County, Wyoming industrial revenue bonds issued in 1994 through a new industrial revenue bond issue in the same principal amount. We reduced our average interest cost from 6.95 percent per annum to 5.60 percent per annum and extended the maturity date by 11 years. The 1994 bonds were legally defeased by deposit with the trustee of the proceeds of the new bond issue and other funds provided by FMC, and the bonds were subsequently redeemed with a 1 percent redemption premium on January 17, 2006. This refinancing resulted in a charge of $2.1 million that is also included in “loss on extinguishment of debt” for the year ended December 31, 2005.

Debt maturing within one year:

Debt maturing within one year consists of the following:

	December 31,
	2005	2004
	(in Millions)
Short-term debt	$79.5	$36.6
Current portion of long-term debt	0.9	70.8

Total debt maturing within one year	$80.4	$107.4

Weighted average interest rates for short-term debt outstanding at year-end	12.2%	9.4%

Short-term debt consisted primarily of foreign credit lines at December 31, 2005 and December 31, 2004. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

There were no restricted cash balances at December 31, 2005. At December 31, 2004, restricted cash balances were $9.7 million. Restricted cash shown on the condensed consolidated balance sheets at December 31, 2004 provided collateral assuring the payment of certain environmental remediation activities. As of December 31, 2005, all restricted cash collateral has been released in exchange for letters of credit.

Long-term debt:

Long-term debt consists of the following:

	December 31, 2005		December 31,
	Interest Rate Percentage	Maturity Date	2005	2004
			(in Millions)
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	3.15-7.05	2007-2035	$217.5	$218.2
Debentures (less unamortized discounts of $0.2 million and $0.2 million, respectively)	7.75	2011	45.3	45.3
Medium-term notes (less unamortized discounts of $0.1 million and $0.2 million, respectively)	7.0-7.32	2007-2008	117.4	177.3
Senior notes (less unamortized discounts of $3.0 million)	—	—	—	352.0
Senior secured term loan	—	—	—	100.0
European revolving credit facility	3.04	2010	260.3	—
Senior revolving credit facility	—	2010	—	—
Other	2.50	2007	0.2	0.2

Total debt			640.7	893.0
Less: debt maturing within one year			0.9	70.8

Total long-term debt			$639.8	$822.2

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, the European Credit Agreement was fully drawn. We had no borrowings under our Domestic Credit Agreement. Letters of credit outstanding under the Domestic Credit Agreement totaled $147.4 million at December 31, 2005, resulting in availability of $452.6 million.

At December 31, 2004, we had term loan facility borrowings of $100.0 million and no outstanding borrowings under our $400.0 million revolving credit facility. Letters of credit outstanding totaled $146.7 million, of which $47.9 million were issued under our $400.0 million revolving credit facility and $98.8 million were issued under our $100 million stand-alone letter of credit facility. Revolving credit facility availability was $352.1 million and stand-alone letter of credit availability was $1.2 million at December 31, 2004.

At December 31, 2005 our debt credit ratings were BBB- and Baa3 as assigned by S&P and Moody’s, respectively.

Maturities of long-term debt

Maturities of long-term debt outstanding at December 31, 2005 are $0.9 million in 2006, $52.5 million in 2007, $77.8 million in 2008, $2.1 million in 2009, $272.8 million in 2010 and $235.2 million thereafter.

Covenants

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at December 31, 2005.

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

We have been named a potentially responsible party, or PRP, at 30 sites on the federal government’s National Priority List. In addition, we received notice from the EPA or other regulatory agencies that we may be a PRP, or PRP equivalent, at other sites, including 44 sites at which we have determined that it is reasonably

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

possible that we have an environmental liability. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a RI/FS or its equivalent at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a ROD has been issued.

Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation could be made. Accordingly, total reserves of $191.1 million and $192.3 million, respectively, before recoveries, were recorded at December 31, 2005 and 2004. The long-term portion of these reserves is included in “Environmental liabilities, continuing and discontinued” on the consolidated balance sheets, net of recoveries, and amounted to $163.4 million and $165.5 million at December 31, 2005 and 2004, respectively. The short-term portion of our continuing operations obligations is recorded in accrued and other liabilities. In addition, we have estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $85.0 million at December 31, 2005.

To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. We have recorded recoveries, representing probable realization of claims against insurance companies, U.S. government agencies and other third parties, of $20.7 million and $12.1 million, respectively, at December 31, 2005 and 2004. These recoveries are recorded as an offset to the “Environmental liabilities, continuing and discontinued.” Cash recoveries for the years 2005, 2004 and 2003 were $7.0 million, $6.1 million and $10.7 million, respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below is a rollforward of our environmental reserves, continuing and discontinued from December 31, 2002 to December 31, 2005.

	Operating and Discontinued Sites (1)	Pocatello		Total
(in Millions)		Pre-existing (3)	Shutdown (4)
Total environmental reserves, net of recoveries at December 31, 2002 (2)	$126.3	$30.8	$38.6	$195.7

2003
Provision	24.9	—	—	24.9
Spending, net of recoveries	(25.4)	(2.2)	(1.9)	(29.5)
Reclassifications	0.5	(0.5)	(5.0)	(5.0)

Net Change	—	(2.7)	(6.9)	(9.6)

Total environmental reserves, net of recoveries at December 31, 2003	$126.3	$28.1	$31.7	$186.1

Environmental reserves, current, net of recoveries	$12.5	$15.7	$1.9	$30.1
Environmental reserves, long-term continuing and discontinued, net of recoveries	113.8	12.4	29.8	156.0

Total environmental reserves, net of recoveries at December 31, 2003	$126.3	$28.1	$31.7	$186.1

2004
Provision	34.1	—	—	34.1
Spending, net of recoveries	(27.1)	(11.5)	(0.4)	(39.0)
Reclassifications	(0.2)	—	(0.8)	(1.0)

Net Change	6.8	(11.5)	(1.2)	(5.9)

Total environmental reserves, net of recoveries at December 31, 2004	$133.1	$16.6	$30.5	$180.2

Environmental reserves, current, net of recoveries	$3.2	$1.6	$9.9	$14.7
Environmental reserves, long-term continuing and discontinued, net of recoveries	129.9	15.0	20.6	165.5

Total environmental reserves, net of recoveries at December 31, 2004	$133.1	$16.6	$30.5	$180.2

2005
Provision	28.5	—	—	28.5
Spending, net of recoveries	(27.7)	(1.8)	(6.7)	(36.2)
Reclassifications	—	—	(2.1)	(2.1)

Net Change	0.8	(1.8)	(8.8)	(9.8)

Total environmental reserves, net of recoveries at December 31, 2005	$133.9	$14.8	$21.7	$170.4

Environmental reserves, current, net of recoveries	$2.8	$3.2	$1.0	$7.0
Environmental reserves, long-term continuing and discontinued, net of recoveries	131.1	11.6	20.7	163.4

Total environmental reserves, net of recoveries at December 31, 2005	$133.9	$14.8	$21.7	$170.4

(1)	“Current” includes only those reserves related to continuing operations.
(2)	Balance includes environmental remediation reserves related to the shutdown of Pocatello recorded as part of Pocatello shutdown, remediation and other costs reserve in 2001. (See rollforward of restructuring and other charges table in Note 6.)
(3)	Pocatello remediation reserve created prior to the decision to shut down the facility in 2001.
(4)	Additional remediation reserves recorded at the time of the Pocatello shutdown (Note 6).

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our total environmental reserves, before recoveries, include $181.0 million and $176.7 million for remediation activities and $10.1 million and $15.6 million for RI/FS costs at December 31, 2005 and 2004, respectively. For the years 2005, 2004 and 2003, we charged $32.9 million, $34.7 million, and $26.0 million, respectively, against established reserves for remediation spending, and $10.4 million, $10.4 million and $14.2 million, respectively, against reserves for spending on RI/FS. We anticipate that the remediation and RI/FS expenditures for current operating, previously operated and other sites will continue to be significant for the foreseeable future.

In 2005, 2004 and 2003, we recorded environmental provisions totaling $28.5 million, $34.1 million and $24.9 million, respectively. These provisions related to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years.

On October 21, 1999, the Federal District Court for the Western District of Virginia approved a consent decree signed by us, the EPA (Region III) and the DOJ regarding past response costs and future clean-up work at the discontinued fiber-manufacturing site in Front Royal, Virginia. As part of a prior settlement, government agencies are expected to reimburse us for approximately one-third of the clean-up costs due to the government’s role at the site. In 2005 we recorded a provision of $26.6 million ($14.1 million net of recoveries) to recognize the increased costs of remediation at the Front Royal site. The amount of the reserve for anticipated expenditures at this site is $50.9 million ($31.4 million net of expected recoveries).

In December of 2001, Astaris ceased production at the Pocatello, Idaho elemental phosphorus facility. We were responsible for decommissioning of the plant and remediation of the site. To manage decommissioning and remediation more effectively, we reacquired the facility from Astaris in February 2002. The estimated closure and remediation costs include the remaining costs of compliance with a June 1999 Consent Decree settling outstanding alleged violations under RCRA at the Pocatello facility, costs expected under a July 2002 Consent Order with the Idaho Department of Environmental Quality (“Idaho Consent Order”) and costs to be incurred under a 1998 ROD under CERCLA which addresses ground water contamination and historic waste storage areas on the Pocatello facility portion of the Eastern Michaud Flats Superfund Site. We had previously signed a Consent Decree under CERCLA to implement this ROD, which was lodged in court on July 21, 1999. On August 3, 2000, the Department of Justice (“DOJ”) withdrew the CERCLA Consent Decree and announced that it needed to review the administrative record supporting the EPA’s remedy selection decision.

We believe that our reserves for environmental costs at Pocatello adequately provide for the estimated costs of the existing ROD for the site, the expenses previously described related to the RCRA Consent Decree, the Idaho Consent Order and the incremental costs associated with the decommissioning and remediation of the facility associated with the cessation of production. We cannot predict the potential changes in the scope of the ROD, if any, resulting from the EPA’s remedy review, nor estimate the potential incremental costs, if any, of changes to the existing remedy.

At our facility in Middleport, New York, we are pumping and treating ground water and completed remediation of soil at properties adjacent to the site under a RCRA Corrective Action Order. We continue to investigate levels of potential contaminants in the soil at various properties in other areas near and around the site. We believe that the current reserve is sufficient to address the existing onsite remediation project. However, additional costs could result if more extensive off-site remediation is required. These additional costs are included in the estimate of reasonably possible environmental loss contingencies noted above. In 2005, we recorded a provision of $7.2 million to recognize the increased cost of remediation at the Middleport site. The amount of reserves for anticipated expenditures at this site is $16.5 million.

In 2004, we reached an agreement in principle with the EPA and the DOJ to settle certain liabilities at NPL sites in New Jersey and recorded an environmental provision of $16.5 million. The agreements will be effective upon entry of a final consent decree in 2006.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Regarding current operating sites, we spent $7.2 million, $4.9 million and $4.5 million for the years 2005, 2004 and 2003, respectively, on capital projects relating to environmental control facilities. Additionally, in 2005, 2004 and 2003, we spent $23.3 million, $23.3 million and $23.9 million, respectively, for environmental compliance costs, which are operating costs not covered by established reserves.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 PENSIONS	AND OTHER POSTRETIREMENT BENEFITS

The funded status of our U.S. qualified and nonqualified defined benefit pension plans, our United Kingdom and Canadian defined benefit pension plans, and included for 2005, our Ireland defined benefit pension plan plus our U.S. other postretirement healthcare and life insurance benefit plans for continuing operations, together with the associated balances and net periodic benefit cost (income) recognized in our consolidated financial statements as of December 31, are shown in the tables below.

The following tables reflect a measurement date of December 31:

	Pensions		Other Benefits
	December 31,
	2005	2004	2005	2004
	(in Millions)
Accumulated benefit obligation:
Plans with unfunded accumulated benefit obligation	$841.7	$796.6	$—	$—

Change in projected benefit obligation
Projected benefit obligation at January 1	$853.2	$796.4	$77.1	$79.5
Service cost	15.8	14.0	0.3	0.4
Interest cost	50.7	48.7	3.1	4.7
Actuarial loss (gain)	6.2	37.5	(23.2)	0.8
Amendments	6.0	0.6	—	—
Foreign currency exchange rate changes	(5.2)	1.7	—	—
Plan participants’ contributions	0.4	0.2	8.1	5.9
Benefits paid	(45.4)	(45.9)	(15.1)	(13.1)
Transfer in	19.8	—	—	—
Curtailment	—	—	—	(1.0)

Projected benefit obligation at December 31	901.5	853.2	50.3	77.2

Change in fair value of plan assets:
Fair value of plan assets at January 1	732.6	686.8	—	—
Actual return on plan assets	55.1	76.7	—	—
Foreign currency exchange rate changes	(3.3)	1.2	—	—
Company contributions	18.8	13.6	7.0	7.2
Transfer in	11.6	—	—	—
Plan participants’ contributions	0.4	0.2	8.1	5.9
Benefits paid	(45.4)	(45.9)	(15.1)	(13.1)

Fair value of plan assets at December 31	769.8	732.6	—	—

Funded status of the plan (liability)	(131.7)	(120.6)	(50.3)	(77.2)
Unrecognized actuarial loss (gain)	118.3	102.5	(10.2)	12.7
Unrecognized prior service cost (income)	8.2	3.9	(4.4)	(6.4)
Unrecognized transition asset	(0.7)	(0.8)	—	—

Net amount recognized in the balance sheet at December 31	$(5.9)	$(15.0)	$(64.9)	$(70.9)

Prepaid benefit cost	$1.2	$1.2	$—	$—
Accrued benefit liability	(78.8)	(73.3)	(64.9)	(70.9)
Intangible asset	8.4	4.0	—	—
Accumulated other comprehensive income	63.3	53.1	—	—

Net amount recognized in the balance sheet at December 31	$(5.9)	$(15.0)	$(64.9)	$(70.9)

Following are the weighted average assumptions used to determine the benefit obligations at December 31:
Discount Rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	4.20%	4.20%	—	—

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Accumulated Benefit Obligation of the pension plans was $843.6 million and $798.2 million at December 31, 2005 and December 31, 2004, respectively.

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income) for the years ended December 31:

	Year Ended December 31
	Pensions			Other Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	6.00%	6.25%	6.50%	6.00%	6.25%	6.50%
Expected return on plan assets	8.75%	8.75%	9.00%	—	—	—
Rate of compensation increase	4.20%	4.00%	4.00%	—	—	—
Components of net annual benefit cost (in millions):
Service cost	$15.8	$14.0	$13.1	$0.3	$0.4	$0.4
Interest cost	50.7	48.7	47.4	3.1	4.7	4.9
Expected return on plan assets	(61.6)	(57.2)	(56.7)	—	—	—
Amortization of transition asset	(0.1)	(0.1)	(0.1)	—	—	0.7
Amortization of prior service cost	1.8	1.6	1.6	(2.0)	(2.4)	(3.5)
Recognized net actuarial (gain) loss	3.0	1.8	(0.1)	(0.4)	0.7	—
Recognized gain due to curtailment	—	—	—	—	(3.0)	—

Net annual benefit cost from continuing operations	$9.6	$8.8	$5.2	$1.0	$0.4	$2.5

The asset allocation for our U.S. pension plan, and the target asset allocation for 2006, by asset category, is shown in the table below. The fair value of plan assets for our U.S. qualified pension plan was $738.7 million and $716.1 million, at December 31, 2005 and December 31, 2004, respectively. The expected long-term rate of return on these plan assets was 8.75 percent for 2005 and 2004. In developing the assumption for the long-term rate of return on assets for our plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 12 percent over the last 10 years (which is in excess of comparable market indices for the same period) as well as other factors. The current asset allocation for our plan is approximately 74 percent equities (U.S. and non-U.S.), 22 percent fixed-income, and 4 percent cash and other short-term investments. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 3 percent, is between 9 percent and 11 percent for both U.S. and non-U.S. equities, and between 5 percent and 7 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumption for the rate of return on assets.

		Percentage of Plan Assets December 31,
Asset Category	Target Asset Allocation	2005	2004
Equity securities	70 – 75%	74.0%	69.8%
Fixed income investments	25 – 30%	22.4%	24.3%
Cash and other short-term investments	0 – 5%	3.6%	5.9%

Total		100.0%	100.0%

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

We made voluntary cash contributions to our U.S. qualified pension plan of $15.0 million and $8.0 million respectively for 2005 and 2004. In addition, we paid nonqualified pension benefits from company assets of $2.5 million and $4.8 million, respectively for 2005 and 2004. We paid other postretirement benefits, net of participant contributions, of $7.0 million and $7.2 million in 2005 and 2004, respectively.

The following table reflects the estimated future benefits for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate.

Estimated Net Future Benefit Payments
(in millions)
2006	$53.6
2007	54.5
2008	56.5
2009	57.4
2010	58.7
2011 – 2015	327.1

We recorded a $10.8 million and a $9.5 million increase to the additional minimum pension liability for the year ended December 31, 2005 and December 31, 2004, respectively. The after-tax effect of these adjustments, $7.5 million for the year ended December 31, 2005, and $5.8 million for December 31, 2004, is reflected in accumulated other comprehensive income at December 31, 2005 and December 31, 2004, respectively.

We completed our evaluation of the Medicare Act during 2005 and determined the estimated effects of the Medicare Act on our retiree medical plan and the other postretirement benefit liabilities and net periodic other postretirement benefit costs reported in our consolidated financial statements. Our retiree medical plan was determined to be actuarially equivalent to the Medicare Part D benefit and therefore, we intend on being able to collect the government subsidy, beginning in 2006, for those participants who elect to remain in our plan. As a result, the effect of the government subsidy and other related effects of the Medicare Act for the year ended December 31, 2005, was a benefit of $2.5 million, which is reflected as a reduction in our net periodic other postretirement benefit cost from continuing operations shown in the above table.

At December 31, 2004, we changed to a graded salary scale for determining the assumed rate of compensation increase used in determining our U.S. pension plan obligations and net annual pension benefit cost. This change resulted in a weighted average rate of compensation increase assumption of 4.20 percent and an increase to the projected benefit obligation of $2.2 million at December 31, 2004.

We implemented an additional plan change to the retiree life insurance plan in 2004, eliminating the life insurance benefit for salaried and nonunion hourly employees who retire on or after January 1, 2005. This change had the effect of reducing our other postretirement benefit obligations by $1.0 million at December 1, 2004 and it resulted in a net reduction in our other postretirement net annual benefit cost of $2.9 million for the year ended December 31, 2004, including a curtailment gain of $3.0 million.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We implemented plan changes to the retiree medical and life insurance plans, which together reduced our other postretirement net periodic benefit cost by $1.7 million for the year ended December 31, 2003. Specifically, for salaried and nonunion hourly employees, we eliminated the subsidy for the post-65 medical coverage and reduced life insurance benefits by 50 percent for those who retire on or after July 1, 2003. In addition, we froze the amount of company subsidy for this group at the 2002 levels. Also, salaried and nonunion hourly employees hired on or after January 1, 2003 are no longer eligible for any retiree medical or retiree life insurance coverage.

The other postretirement benefit obligations shown in the above table under ‘Other Benefits’ reflect a change in the assumed ultimate healthcare cost trend rate effective December 31, 2005. For measurement purposes, 10 percent and 12 percent increases in the per capita cost of health care benefits for pre-65 and post-65 retirees, respectively, were assumed for 2005, grading down to an ultimate healthcare cost trend rate of 5.00 percent in 2011 and later years. The change in the ultimate healthcare cost trend rate from 5.25 percent to 5.00 percent decreased the projected postretirement benefit obligations by $0.2 million at December 31, 2005.

Assumed health care cost trend rates have an effect on the other postretirement benefit obligations and net periodic other postretirement benefit costs reported for the health care portion of the other postretirement plan. A one-percentage point change in the assumed health care cost trend rates would have the following effects at December 31, 2005:

	One Percentage Point Increase	One Percentage Point Decrease
	(in Millions)
Effect on total of service and interest cost components of net annual other postretirement benefit cost (income)	$0.1	$(0.1)
Effect on other postretirement benefit obligation	$0.8	$(0.8)

We adopted SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 132, “Employer’s Disclosures about Pensions and Other Postretirement Benefits” for our defined benefit plans for substantially all employees in the United Kingdom and Canada. In 2005, we added our Ireland pension plan to our SFAS No. 87 accounting and SFAS No. 132 disclosure. The financial impact of compliance with SFAS No. 87 for other non-U.S. pension plans is not substantially different from the locally reported pension expense. The cost of providing pension benefits for foreign employees covered by the other non-U.S. plans, including for Ireland in 2004 and 2003, was $3.2 million in 2005, $3.0 million in 2004 and $2.3 million in 2003.

FMC Corporation Savings and Investment Plan.    The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. We match contributions up to specified percentages of each employee’s compensation depending on how the employee allocates his or her contributions. Charges against income for the matching contributions, were $6.3 million in 2005, $6.1 million in 2004, and $6.2 million in 2003.

NOTE 13 STOCK	COMPENSATION PLANS

The FMC Corporation Incentive Compensation and Stock Plan (the “Plan”) was approved by the stockholders on April 20, 2001. The Plan, which is a successor to predecessor plans dating back to 1995, provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including stock options, restricted stock, performance units (including restricted stock units), stock appreciation rights, and multi-year management incentive awards payable partly in cash and partly in common stock. Since 2003, the FMC Corporation Compensation Plan for Non-Employee Directors (“directors’ plan”) has been treated

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as a subplan under the Plan, and the equity awards granted under the directors’ plan have since been treated as awards made under the Plan. The Compensation and Organization Committee of the Board of Directors (the “Committee”), subject to the provisions of the Plan, approves financial targets, award grants, and the times and conditions for payment.

Stock options granted under the Plan may be incentive or nonqualified stock options. The exercise price for stock options may not be less than the fair market value of the stock at the date of grant. Awards granted under the Plan vest or become exercisable or payable at the time designated by the Committee, which has generally been three years from the date of grant. Incentive and nonqualified options granted under the Plan expire not later than 10 years from the grant date (15 years for grants prior to 1996).

Under the Plan, awards of restricted stock may be made to selected employees. The awards vest over periods designated by the Committee, which has generally been three years, with payment conditional upon continued employment. Compensation cost is recognized over the vesting periods based on the market value of the stock on the date of the award.

In 2002, the Committee approved a change to the total share allocation under the Plan to reflect the change in the value of stock options and restricted shares following the 2001 spin-off of Technologies. As a result the total number of shares of common stock under the Plan increased from 3.8 million to 7.2 million, which is in addition to the shares available from predecessor plans. Cancellations (through expiration, forfeiture, tax withholding or otherwise) of outstanding awards increase the shares available for future awards or grants.

Included under the directors’ plan are retirement benefits provided for and earned under the former plan that, effective January 1, 1997, were converted into retainer stock units (which are the equivalent of fully vested restricted stock units) payable in shares of common stock upon retirement from the Board. At December 31, 2005 and 2004, retainer stock units (including any remaining converted retainer stock units), representing an aggregate of 46,748 and 42,702 shares of common stock, respectively, were credited to the directors’ accounts. At December 31, 2005 and 2004 common stock options for 23,452 shares were outstanding under the directors’ plan at exercise prices ranging from $33.76 to $40.56. Beginning in 2000, director compensation has included, instead of stock options, restricted stock units with a one year vesting period, payable in shares of common stock upon retirement from the Board. At December 31, 2005 and December 31, 2004 restricted stock units representing 45,301 and 39,636 shares of common stock were outstanding, respectively.

At December 31, 2005, 455,062 shares of restricted stock were outstanding under the Plan.

On February 23, 2006, the Committee approved amendments to the Plan, including, among others, a change in the mix of the total number of shares available under the Plan. The latter change, which is subject to approval by the Company’s stockholders, would increase the number of shares remaining available for issuance as restricted stock, restricted stock units, and management incentive awards to 1,300,000 (not including shares that become available for issuance by virtue of cancellations of outstanding awards), and would decrease the number of shares remaining available for issuance as stock options or stock appreciation rights by a like amount.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summary shows stock option activity for employees under the Plan for the three years ended December 31, 2005:

	Number of Shares Optioned But Not Exercised	Weighted-Average Exercise Price Per Share
	Number of Shares in Thousands
December 31, 2002 (2,594 shares exercisable)	4,079	$31.69

Granted	693	$15.83
Exercised	(32)	$16.33
Forfeited	(184)	$30.04

December 31, 2003 (2,650 shares exercisable)	4,556	$29.41

Granted	245	$37.95
Exercised	(1,572)	$29.06
Forfeited	(67)	$26.10

December 31, 2004 (1,734 shares exercisable)	3,162	$30.32

Granted	233	$48.06
Exercised	(752)	$33.28
Forfeited	(30)	$24.49

December 31, 2005 (1,559 shares exercisable)	2,613	$31.12

The following tables summarize information about fixed-priced stock options outstanding under the Plan at December 31, 2005:

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted- Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share
	Number of Shares in Thousands

$15.47 – $23.60	604	7.0	$16.05
$24.26 – $26.26	309	3.2	$24.80
$31.28 – $36.65	784	4.4	$33.94
$37.31 – $48.06	916	6.4	$40.77

Total	2,613	5.6	$31.12

	Options Exercisable (1)
Range of Exercise Prices	Number Exercisable at December 31, 2005	Weighted-Average Exercise Price Per Share
	Number of Shares in Thousands

$15.47 – $23.60	17	$23.60
$24.26 – $26.26	309	$24.80
$31.28 – $36.65	784	$33.94
$37.31 – $43.28	449	$38.51

Total	1,559	$33.34

(1)	On January 3, 2006, an additional 587,260 shares became exercisable at a weighted-average exercise price of $15.83 with an expiration date of March 3, 2013.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14 STOCKHOLDERS’	EQUITY

The following is a summary of our capital stock activity over the past three years:

	Common Stock	Treasury Stock
	(Number of Shares in Thousands)
December 31, 2002	43,190	7,874
Stock options and awards	245	—
Stock for employee benefit trust, net	—	—

December 31, 2003	43,435	7,874
Stock options and awards	1,687	—
Stock for employee benefit trust, net	—	(144)

December 31, 2004	45,122	7,730
Stock options and awards	851	—
Stock for employee benefit trust, net	—	(273)

December 31, 2005	45,973	7,457

Shares of common stock repurchased and contributed to a trust for an employee benefit program (net of shares resold as needed to administer the plan) were 264,322 net shares contributed, 135,771 net shares contributed, and 10,210 net shares repurchased in 2005, 2004 and 2003, respectively, at a cost of approximately $14.9 million, $3.6 million, and $0.1 million, respectively.

At December 31, 2005, 6.0 million shares of unissued FMC common stock were reserved for stock options and awards.

Accumulated other comprehensive gain (loss) consisted of the following:

	December 31,
	2005	2004
	(in Millions)
Deferred (loss) gain on derivative contracts	$18.0	$(3.1)
Minimum pension liability adjustment	(39.7)	(32.2)

Other comprehensive income (loss), net	(21.7)	(35.3)
Foreign currency translation adjustments	(24.4)	68.0

Accumulated other comprehensive gain (loss)	$(46.1)	$32.7

On February 22, 1986, the Board of Directors of FMC declared a dividend distribution to each holder of record of common stock as of March 7, 1986, of one Preferred Share Purchase Right for each share of common stock outstanding on that date. The rights expired on March 7, 2006. Each right entitled the holder to purchase, under certain circumstances related to a change in control of the company, one one-hundredth of a share of Junior Participating Preferred Stock, Series A, without par value, at a price of $300 per share (subject to adjustment), subject to the terms and conditions of a Rights Agreement dated February 22, 1986 as amended through February 9, 1996.

On February 24, 2006, our Board of Directors approved initiation of a quarterly cash dividend and declared a dividend of $0.18 per share payable on April 20, 2006, to the shareholders of record as of March 31, 2006. Additionally, the Board authorized the repurchase of up to $150 million of our common stock. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over the next two years.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15 EARNINGS	PER SHARE

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

There were no excluded potential common shares from Diluted EPS for the years ended December 31, 2005 and 2004. Diluted EPS for the year ended December 31, 2003 excludes approximately 3.8 million potential common shares, respectively, related to our stock option plans because the option exercise price was greater than the average market price of our common stock.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2005	2004	2003
	(in Millions Except Share and Per Share Data)
Earnings:
Income (loss) from continuing operations	$111.0	$175.6	$39.8
Discontinued operations, net of income taxes	6.1	(15.4)	(13.3)
Cumulative effect of change in accounting principle, net of income tax	(0.5)	—	—

Net income (loss)	$116.6	$160.2	$26.5

Basic earnings (loss) per common share
Continuing operations	$2.95	$4.85	$1.13
Discontinued operations	0.16	(0.42)	(0.38)
Cumulative effect of change in accounting principle, net of income tax	(0.01)	—	—

Net income (loss)	$3.10	$4.43	$0.75

Diluted earnings (loss) per common share
Continuing operations	$2.83	$4.70	$1.12
Discontinued operations	0.15	(0.42)	(0.37)
Cumulative effect of change in accounting principle, net of income tax	(0.01)	—	—

Net income (loss)	$2.97	$4.28	$0.75

Shares (in thousands):
Weighted average number of shares of common stock outstanding	37,649	36,240	35,193
Weighted average additional shares assuming conversion of stock options	1,537	1,111	398

Shares—diluted basis	39,186	37,351	35,591

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16 FINANCIAL	INSTRUMENTS AND RISK MANAGEMENT

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

	December 31, 2005		December 31, 2004
Assets (liabilities)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in Millions)
Foreign Exchange Forward Contracts	$3.1	$3.1	$(10.6)	$(10.6)
Energy Forward Contracts	20.1	20.1	6.4	6.4
Debt	(720.2)	(732.2)	(929.6)	(990.9)

Use of Derivative Financial Instruments to Manage Risk

We record foreign currency and energy contracts at fair value as assets or liabilities and the related gains or losses are deferred in stockholders’ equity as a component of accumulated other comprehensive income or loss. At December 31, 2005 the net deferred hedging gain in accumulated other comprehensive income was $18.0 million. At December 31, 2004, we recorded a loss of $3.1 million. We expect approximately $17.6 million of the 2005 gains to be realized in earnings over the twelve months ending December 31, 2006, as the underlying hedging transactions are realized. At various times, subsequent to December 31, 2006 we expect gains from cash flow hedge transactions to total, in the aggregate, approximately, $0.4 million. We recognize derivative gains and losses in the “costs of sales or services” line in the consolidated statements of income.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to our outstanding cash flow hedges and which were recorded to earnings during the years ended December 31, 2005, 2004 and 2003 were immaterial.

We hold certain forward contracts that have not been designated as hedging instruments. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments, and changes in the fair value of these items are recorded in earnings. The net gains recorded in earnings for contracts not designated as hedging instruments in 2005 and 2004 were $1.4 million and $3.8 million, respectively. We recorded a net loss of $1.1 million in 2003.

Commodity Price Risk

We are exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas, which we attempt to mitigate by hedging the cost of natural gas with futures contracts.

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to our outstanding cash flow hedges and which were recorded to earnings during the years ended December 31, 2005 and 2004 were $2.9 million and $1.0 million, respectively. Cash flow hedges recorded to earnings during the year ended December 31, 2003 were immaterial.

Interest Rate Risk

We manage interest rate exposure by using interest rate swap agreements to achieve a targeted mix of fixed- and variable-rate debt. In the agreements, we exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated on an agreed-upon notional principal amount. In 2003, we entered into interest rate swaps with an aggregate notional principal amount of $100.0 million. These swaps, in which we exchange net amounts based on making payments derived from a floating-rate index and receiving payments on a fixed-rate basis, were used to hedge the 10.25 percent senior secured notes due 2009. In 2005, we terminated these swaps at a net cost of $2.7 million and redeemed the underlying debt.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

extend financial guarantees under letters of credit, and other assistance to customers (Notes 1 and 17). Decisions to extend financial guarantees to customers, and the amount of collateral required under these guarantees, is based on our evaluation of creditworthiness on a case-by-case basis.

NOTE 17 COMMITMENTS,	GUARANTEES AND CONTINGENT LIABILITIES

We lease office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Leases of real estate generally provide for our payment of property taxes, insurance and repairs. Capital leases are not significant. Rent expense under operating leases amounted to $13.8 million, $10.2 million and $16.4 million in 2005, 2004 and 2003, respectively. Rent expense is net of credits (received for the use of leased transportation assets) of $21.9 million, $22.8 million and $22.3 million in 2005, 2004 and 2003, respectively.

Minimum future rentals under noncancelable leases are estimated to be payable as follows: $27.9 million in 2006, $26.3 million in 2007, $24.8 million in 2008, $24.0 million in 2009, $23.5 in 2010 and $126.4 million thereafter. Minimum future rentals for transportation assets included above aggregated approximately $166 million, against which we expect to continue to receive credits to substantially defray our rental expense.

Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials and energy total approximately $68 million. Since the majority of our minimum obligations under these contracts are over the life of the contract as opposed to a year-by-year basis, we are unable to determine the periods in which these obligations could be payable under theses contracts. However, we intend to fulfill the obligations associated with these contracts through our purchases associated with the normal course of business.

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees:

December 31, 2005
(in Millions)
Guarantees:
– Technologies performance guarantees	$3.2
– Guarantees of vendor financing	30.4
– Foreign equity method investment and other debt guarantees	7.2

Total	$40.8

Other Commitments

When Technologies was split from us in 2001 we entered into a tax sharing agreement with them wherein each company is obligated for those taxes associated with their respective businesses, generally determined as if each company filed its own consolidated, combined or unitary tax returns for any period where Technologies is included in the consolidated, combined or unitary tax return of us or our subsidiaries. While the statute of limitations for 2001 does not close until June 30, 2006, because the IRS audit for 2000-2001 was concluded during 2005 and no questions regarding the spin-off were raised during the audit, it appears that any liability for taxes if the spin-off of Technologies were not tax free due to an action taken by Technologies has been favorably resolved. The tax sharing agreement continues to be in force with respect to certain items, which we do not believe would have a material effect on our financial condition or results of operations.

We guarantee the performance by Technologies of a debt instrument outstanding in the principal amount of $3.2 million as of December 31, 2005 and $4.0 million as of December 31, 2004.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of December 31, 2005, these guarantees had maximum potential payments of $7.2 million compared to $6.4 million at December 31, 2004.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $30.4 million and $70.1 million at December 31, 2005 and December 31, 2004, respectively, and are recorded on the consolidated balance sheets for each date as guarantees of vendor financing.

Contingencies

On June 30, 1999, we acquired the assets of Tg Soda Ash, Inc. from Arkema Inc. (formerly known as Elf Atochem North America, Inc.) for approximately $51.0 million in cash and a contingent payment due at year-end 2003 based on the financial performance of the combined soda ash operations between 2001 and 2003. On December 31, 2003, we made the required estimated payment in the amount of $32.4 million based upon contract requirements. This payment was subject to final adjustments based upon the audited financial statements of the business and was settled during the fourth quarter of 2005 resulting in a gain of $1.9 million.

During 2004, we reached agreement in principle with the EPA and the U. S. Department of Justice to settle certain liabilities at two environmental remediation sites in New Jersey. These agreements will be final upon negotiation and entry of a final consent decree in 2006.

On October 14, 2003, Solutia, our joint venture partner in Astaris, filed a lawsuit against us with the Circuit Court of St. Louis County, Missouri claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris and also failed to disclose the information we had about the PPA technology. Solutia dismissed this Missouri lawsuit in February 2004, after it had filed a virtually identical lawsuit in the U.S. Bankruptcy Court in the Southern District of New York. Solutia had filed for Chapter 11 bankruptcy protection in that same court on December 17, 2003. Our motion to remove the lawsuit from Bankruptcy Court was granted on June 18, 2004, and the matter is now pending in U.S. District Court for the Southern District of New York. On March 29, 2005, the court dismissed certain of the claims relating to the alleged failure of the PPA technology for lack of standing on the part of Solutia. The PPA technology was not included in the sale to ICL described in Note 5 and will continue to be owned by Astaris.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Eastern District of Pennsylvania (Philadelphia). Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada.

We are also party to another antitrust class action pending in Federal Court in the Eastern District of Pennsylvania, as well as various related state court cases alleging violations of antitrust laws involving our microcrystalline cellulose product. In 2005, the plaintiffs dismissed their claims against our co-defendant, Asahi Kasei Corporation for a payment of $25 million.

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

NOTE 18 BUSINESS	SEGMENT AND GEOGRAPHIC DATA

	Year Ended December 31,
	2005	2004	2003
	(in Millions)
Revenue
Agricultural Products	$724.5	$703.5	$640.1
Specialty Chemicals	558.5	538.0	515.8
Industrial Chemicals	870.4	813.7	770.6
Eliminations	(3.2)	(4.0)	(5.1)

Total	$2,150.2	$2,051.2	$1,921.4

Income from continuing operations before income taxes
Agricultural Products	124.8	118.4	82.0
Specialty Chemicals	108.1	96.1	102.1
Industrial Chemicals	83.9	57.3	34.0
Eliminations	0.4	(0.6)	—

Segment operating profit (1)	317.2	271.2	218.1
Corporate	(45.1)	(40.3)	(37.3)
Other income and (expense), net	13.9	4.6	3.9

Operating profit before the items listed below	286.0	235.5	184.7
Restructuring and other charges (2)	(39.8)	(15.0)	(48.2)
Interest expense, net	(58.1)	(78.4)	(92.2)
Loss on extinguishment of debt (3)	(60.5)	(9.9)	—
Investment gains (4)	67.0	—	—
Affiliate interest expense (5)	(1.3)	(1.1)	(6.3)

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$193.3	$131.1	$38.0

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business segment results are presented net of minority interests, reflecting only FMC’s share of earnings. The corporate line primarily includes staff expenses, while other income and expense, net consists of all other corporate items, including LIFO inventory adjustments and pension income or expense.

(1)	Results for all segments are net of minority interests in 2005, 2004 and 2003 of $7.5 million, $ 3.8 million and $2.9 million, respectively, the majority of which pertain to Industrial Chemicals.
(2)	Restructuring and other charges in 2005 related to Industrial Chemicals ($13.0 million), Agricultural Products ($7.9 million), Specialty Chemicals ($18.7 million) and Corporate ($0.2 million). Restructuring and other charges in 2004 related to Industrial Chemicals ($10.4 million), Agricultural Products ($3.3 million), Specialty Chemicals ($0.3 million) and Corporate ($1.0 million). Restructuring and other charges in 2003 related to Industrial Chemicals ($42.9 million), Specialty Chemicals ($6.2 million), Agricultural Products ($1.0 million) and Corporate ($1.9 million, gain). The Industrial Chemicals amount in 2005, 2004 and 2003 includes our share of charges recorded by Astaris, which are included in “equity in (earnings) loss of affiliates” in our consolidated statements of income and were $0.6 million-gain, $11.5 million and $53.3 million, before tax, for the years ended December 31, 2005, 2004 and 2003, respectively. (See Notes 5 and 6). Income for the year ended December 31, 2005 represents adjustments to liabilities related to restructuring and other charges recorded by Astaris prior to the sale of substantially all of its assets.
(3)	See Note 10.
(4)	Amount represents gains related to our Astaris investment and gain on sale of one of our equity method investments. Our gain recorded in connection with Astaris’s sale of substantially all of its assets is included within “equity in (earnings) loss of affiliates” in the consolidated statements of income.
(5)	Our share of interest expense of Astaris recorded by Astaris prior to the sale of substantially all of its assets. The equity in (earnings) loss of Astaris, is included in Industrial Chemicals.

	December 31,
	2005	2004	2003
	(in Millions)
Operating capital employed (1)
Agricultural Products	$525.0	$505.0	$567.3
Specialty Chemicals	600.4	661.3	628.6
Industrial Chemicals	527.1	643.7	594.6
Elimination	(0.2)	(0.6)	—

Total operating capital employed	1,652.3	1,809.4	1,790.5
Segment liabilities included in total operating capital employed	508.1	543.7	544.8
Corporate items	579.6	625.3	493.5

Total assets	$2,740.0	$2,978.4	$2,828.8

Segment assets (2)
Agricultural Products	$712.0	$722.5	$754.5
Specialty Chemicals	672.4	732.0	697.2
Industrial Chemicals	776.2	899.2	883.6
Elimination	(0.2)	(0.6)	—

Total segment assets	2,160.4	2,353.1	2,335.3
Corporate items	579.6	625.3	493.5

Total assets	$2,740.0	$2,978.4	$2,828.8

(1)	We view operating capital employed, which consists of assets, net of liabilities, reported by our operations and excluding corporate items such as cash equivalents, debt, pension liabilities, income taxes and LIFO reserves, as our primary measure of segment capital.
(2)	Segment assets are assets recorded and reported by the segments and are equal to segment operating capital employed plus segment liabilities. See Note 1.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	(in Millions)
Agricultural Products	$13.5	$12.6	$15.8	$32.6	$29.3	$29.3	$72.4	$71.2	$65.1
Specialty Chemicals	29.6	28.2	24.0	32.1	32.4	30.1	15.1	15.1	16.1
Industrial Chemicals	42.8	39.2	39.1	66.8	67.0	59.9	6.9	7.1	6.2
Corporate	7.6	5.4	8.1	4.8	5.6	5.3	—	—	—

Total	$93.5	$85.4	$87.0	$136.3	$134.3	$124.6	$94.4	$93.4	$87.4

Geographic Segment Information

	Year Ended December 31,
	2005	2004	2003
	(in Millions)
Revenue (by location of customer):
North America (1)	$861.1	$872.3	$834.8
Europe/Middle East/Africa	619.3	593.2	559.9
Latin America (1)	393.6	355.4	308.9
Asia Pacific	276.2	230.3	217.8

Total	$2,150.2	$2,051.2	$1,921.4

(1)	In 2005, countries with sales in excess of 10 percent of consolidated revenue consisted of the U.S. and Brazil. Sales for the U.S. and Brazil totaled $818.1 million and $243.5 million respectively for the year ending December 31, 2005. For the years ending December 31, 2004 and 2003 U.S. sales totaled $830.2 million and $ 796.4 million and Brazil sales totaled $206.6 million and $157.9 million respectively.

	December 31,
	2005	2004
	(in Millions)
Long-lived assets (1):
North America (2)	$818.8	$888.7
Europe/Middle East/Africa (2)	427.4	526.6
Latin America	25.8	22.9
Asia Pacific	26.1	18.9

Total	$1,298.1	$1,457.1

(1)	Geographic segment long-lived assets exclude long-term deferred income taxes on the consolidated balance sheets.
(2)	The countries with long-lived assets in excess of 10 percent of consolidated long-lived assets are the U.S. and Norway. Long-lived assets in the U.S. and Norway totaled $797.5 million and $185.4 million for year ended December 31, 2005 respectively. For the year ending December 31, 2004 U.S and Norway long-lived assets totaled $865.9 million and $214.1 million respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19 QUARTERLY	FINANCIAL INFORMATION (UNAUDITED)

	2005				2004
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
	(in Millions, Except Share and Per Share Data)
Revenue	$552.4	$565.6	$510.0	$522.2	$505.7	$534.3	$497.5	$513.7
Gross Profit	162.2	178.2	142.2	162.1	128.1	156.7	137.8	154.4
Income from continuing operations before equity in (earnings) loss of affiliates, minority interests, investment gains, net interest expense, loss on extinguishment of debt and income taxes	68.8	60.6	60.0	50.1	38.0	73.6	54.5	59.2
Income (loss) from continuing operations (1)	35.5	33.3	(3.0)	45.2	7.3	40.8	30.1	97.4
Discontinued operations, net of income taxes (2)	29.0	(2.1)	(1.4)	(19.4)	(1.8)	(10.1)	(0.6)	(2.9)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	(0.5)	—	—	—	—

Net income (loss)	$64.5	$31.2	$(4.4)	$25.3	$5.5	$30.7	$29.5	$94.5

Basic net income (loss) per common share (3)	$1.73	$0.83	$(0.12)	$0.67	$0.15	$0.85	$0.81	$2.57

Diluted net income (loss) per common share (3)	$1.67	$0.80	$(0.12)	$0.64	$0.15	$0.82	$0.78	$2.47

Weighted average shares outstanding:
Basic	37.2	37.6	37.9	38.0	35.5	36.2	36.5	36.8
Diluted	38.7	39.2	37.9	39.6	36.4	37.3	37.8	38.3

1.	In the fourth quarter of 2005, our results were favorably impacted by a $57.7 million gain ($21.7 million after-tax) in connection with Astaris’s sale of substantially all of its assets (see footnote 5). Additionally, results in the fourth quarter of 2005, were unfavorably impacted by $15.5 million ($10.5 million after-tax) of restructuring and other charges.
In the fourth quarter of 2004, our results were unfavorably impacted by a $7.5 million ($5.4 million after-tax) cumulative adjustment related to the recognition of revenue due to sales cutoff. The fourth quarter of 2004 was favorably impacted from tax adjustments representing a tax benefit of $38.6 million resulting from an adjustment to income tax liabilities due to a December 2004 pronouncement from the Internal Revenue Service and a tax benefit of $31.1 million primarily related to valuation allowance adjustments. In the third quarter of 2004, our results were unfavorably impacted by a $4.1 million ($3.2 million after-tax) cumulative adjustment related to the elimination of inter-company profit in our inventory arising in the third quarter of 2004 and prior periods. In the fourth and third quarter of 2003, our results were unfavorably impacted by $8.4 million ($5.1 million after-tax) and $44.9 million ($27.4 million after-tax), respectively, in related to our portion of the Astaris restructuring charges.
2.	In the fourth quarter of 2004, our results from discontinued operations were favorably impacted by $14.2 million or $0.38 per diluted share benefit recorded to discontinued operations due to adjustments to deferred tax liabilities related to previously discontinued operations.
3.	The sum of quarterly earnings per common share may differ from the full-year amount due to changes in the number of shares outstanding during the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders, FMC Corporation:

We have audited the accompanying consolidated balance sheets of FMC Corporation and consolidated subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index in Item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Corporation and consolidated subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of FMC Corporation as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, the company adopted Financial Accounting Standards Board (FASB) interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” on December 31, 2005.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 7, 2006

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.

Based on this assessment, we determined that, as of December 31, 2005, FMC has effective internal control over financial reporting.

KPMG LLP, has issued an audit report on management’s assessment of internal control over financial reporting which appears on page 93.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that FMC Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FMC Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that FMC Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, FMC Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Corporation and consolidated subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 7, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 7, 2006

FMC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

Description	Balance, Beginning of Year	Provision	Write-offs (1)	Balance, End of Year
	(in Millions)
December 31, 2005
Reserve for doubtful accounts	$10.8	$5.9	$(5.7)	$11.0

Deferred tax valuation allowance	$55.0	$17.6	$—	$72.6

December 31, 2004
Reserve for doubtful accounts	$6.9	$7.3	$(3.4)	$10.8

Deferred tax valuation allowance	$39.0	$16.0	$—	$55.0

December 31, 2003
Reserve for doubtful accounts	$6.7	$4.2	$(4.0)	$6.9

Deferred tax valuation allowance	$22.4	$16.6	$—	$39.0

(1)	Write-offs are net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2005. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Management’s annual report on internal control over financial reporting. Refer to Management’s Report on Internal Control Over Financial Reporting on page 92.

Audit report of the independent registered public accounting firm. Refer to Report of Independent Registered Pubic Accounting Firm on page 93.

(b) Change in Internal Controls. There have been no significant changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors, appearing under the caption “III. Board of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on April 25, 2006 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Item 4A. Executive Officers of the Registrant” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance-Committees and Independence of Directors-Audit Committee” and “—Corporate Governance-Code of Ethics and Business Conduct Policy” in the Proxy Statement, and information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “VII. Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporated herein by reference in response to this Item 10.

ITEM 11. EXECUTIVE	COMPENSATION

The information contained in the Proxy Statement in the section titled “VI. Executive Compensation” with respect to executive compensation, and in the section titled “IV. Information About the Board of Directors and Corporate Governance-Board of Directors Compensation” with respect to director compensation, is incorporated herein by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the section titled “V. Security Ownership of FMC” in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.

Equity Compensation Plan Information

The table below sets forth information with respect to compensation plans under which equity securities of FMC are authorized for issuance as of December 31, 2005. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

Plan Category	Number of Securities to be issued upon exercise		Weighted-average exercise price (1)	Securities available for future issuance under equity compensation plans
Equity Compensation Plans approved by stockholders	3,022,683	(2)	$26.90	2,866,455
Equity Compensation Plans not approved by stockholders	68,368	(3)	$12.74	—

(1)	Taking into account all outstanding stock options included in this table, the weighted-average exercise price of such stock options is $31.17, and the weighted-average term-to-expiration is 5.5 years.
(2)	Includes 2,612,537 stock options, 363,013 restricted stock grants and 47,133 of the 92,049 Restricted Stock Units (RSUs) held by current directors.
(3)	Includes 23,452 stock options and 44,916 RSUs held by directors. For a number of years prior to 2003, a portion of the annual compensation for members of the Board of Directors was paid under another plan in the form of RSUs settled in treasury shares upon retirement or other termination of service on the Board. Since 2003, all RSUs issued to directors have been made under the Plan, which was approved by stockholders in 2001. No stock options under any plan have been granted to directors since 1999.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information contained in the Proxy Statement in the section titled “II. The Proposals to be Voted On—Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference in response to this Item 14.

PART IV

ITEM 15. EXHIBITS,	AND FINANCIAL STATEMENT SCHEDULES

(a)	Document filed with this Report

1.	Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.

2.	The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years 2005, 2004 and 2003	94

The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

3.	Exhibits: See attached Index of Exhibits

(b)	Exhibits

Exhibit No.	Exhibit Description

*3.1	Restated Certificate of Incorporation, as filed on June 23, 1998 (Exhibit 4.1 to FMC Corporation’s Form S-3 filed on July 21, 1998)

*3.2	Restated By-Laws of FMC Corporation, as of January 1, 2002 (Exhibit 3.2 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2002)

*4.1	Amended and Restated Rights Agreement, dated as of February 19, 1988, between FMC Corporation and Harris Trust and Savings Bank (Exhibit 4 to FMC Corporation’s Registration Statement on Form SE (File No. 1-02376) filed on March 25, 1993)

*4.1.a	Amendment to Amended and Restated Rights Agreement, dated February 9, 1996 (Exhibit 1 to FMC Corporation’s Current Report on Form 8-K filed on February 9, 1996)

*4.2	Succession Agreement, dated as of August 6, 2002, among FMC Corporation, BNY Midwest Trust Company as Trustee, and Wachovia Bank, National Association as Successor Trustee (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

4(iii)(A)	FMC Corporation undertakes to furnish to the Commission upon request, a copy of any instrument defining the rights of holders of long-term debt of FMC Corporation and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed.

Exhibit No.	Exhibit Description

*10.1	Credit Agreement, dated as of June 1, 2005, among FMC Corporation, the Euro Borrowers party thereto, the Lenders and Issuers, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association and ABN AMRO Bank N.V. as co-documentation agents, Bank of America, N.A., as syndication agent, National City Bank, Societe General, Sumitomo Mitsui Banking Corporation and DnB NOR Bank ASA, as co-agents, and Citigroup Global Markets Inc., Banc of America Securities LLC and Wachovia Securities, Inc., as co-lead arrangers and co-book managers (Exhibit 10.1 to FMC Corporation’s Current Report on Form 8-K filed on June 22, 2005)

*10.2	Asset Purchase Agreement among FMC Corporation, Solutia Inc., Astaris LLC, Israel Chemicals Limited and ICL Performance Products Holding Inc., dated as of September 1, 2005 (Exhibit 10 to FMC Corporation’s Quarterly Report on Form 10-Q/A filed on November 8, 2005)

*10.3	Credit Agreement, dated as of December 16, 2005, among FMC Finance, B.V., as borrower, FMC Corporation and FMC Chemicals Netherlands B.V., as guarantors, the Lenders party thereto, Citibank International plc, as agent for the Lenders, ABN Amro Bank, N.V., Banco Bilbao Vizcaya Agentaria S.A., National City Bank and Wachovia Bank, National Association, as mandated lead arrangers, and Citigroup Global Markets Limited and Banc of America Securities LLC, as mandated lead arrangers and bookrunners (Exhibit 10-1 to FMC Corporation’s Current Report on Form 8-K filed on December 20, 2005)

†*10.4	FMC Corporation Compensation Plan for Non-Employee Directors, as amended through May 1, 2003 (Exhibit 10.8 to FMC Corporation’s Annual Report on Form 10-K filed on March 14, 2005)

†*10.4.a	Form of FMC Corporation Restricted Stock Agreement for Non-Employee Directors (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on May 5, 2005)

†* 10.5	FMC Corporation Salaried Employees’ Equivalent Retirement Plan, as amended and restated effective as of May 1, 2001 (Exhibit 10.6 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†* 10.5.a	First Amendment of FMC Corporation Salaried Employees’ Equivalent Retirement Plan, effective as of August 1, 2002 (Exhibit 10.12a to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†*10.6	FMC Corporation Salaried Employees’ Equivalent Retirement Plan Grantor Trust, as amended and restated effective as July 31, 2001 (Exhibit 10.6.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.7	FMC Corporation Non-Qualified Savings and Investment Plan, as amended and restated effective as of September 28, 2001 (Exhibit 10.7 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†* 10.7.a	First Amendment of FMC Corporation Non-Qualified Savings and Investment Plan, effective as of July 1, 2003 (Exhibit 10.14a to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†* 10.7.b	Second Amendment to FMC Corporation Non-Qualified Savings and Investment Plan, effective as of January 1, 2004 (Exhibit 10.11b to FMC Corporation’s Annual Report on Form 10-K filed on March 14, 2005)

†*10.8	FMC Corporation Non-Qualified Savings and Investment Plan Trust, as amended and restated effective as of September 28, 2001 (Exhibit 10.7.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

Exhibit No.	Exhibit Description

†* 10.8.a	First Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of October 1, 2003 (Exhibit 10.15a to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†* 10.8.b	Second Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust, effective as of January 1, 2004 (Exhibit 10.12b to FMC Corporation’s Annual Report on Form 10-K filed on March 14, 2005)

†*10.9	FMC Corporation Incentive Compensation and Stock Plan Amended and Restated as of January 1, 2002 (Exhibit 10.1 to FMC Corporation’s Annual Report on Form 10-K filed March 11, 2003)

†* 10.9a	Form of Long-term Incentive Plan Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004)

†* 10.9b	Form of Nonqualified Stock Option Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.2 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004)

†* 10.9c	Form of Key Manager Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.3 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004)

†* 10.9d	Amendment, dated as of December 16, 2004, to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.12.b to FMC Corporation’s Annual Report on Form 10-K filed on March 14, 2005)

†*10.10	FMC Corporation Executive Severance Plan, as amended and restated effective as of May 1, 2001 (Exhibit 10.10 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.11	FMC Corporation Executive Severance Grantor Trust Agreement, dated July 31, 2001 (Exhibit 10.10.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.12	Executive Severance Agreement, entered into as of October 1, 2001, by and between FMC Corporation and William G. Walter (Exhibit 10.22 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2002)

†*10.13	Executive Severance Agreement, entered into as of December 31, 2001, by and between FMC Corporation and W. Kim Foster, with attached schedule (Exhibit 10.20 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†*10.14	Executive Severance Agreement, entered into as of December 31, 2001, by and between FMC Corporation and Graham R. Wood, with attached schedule (Exhibit 10.24 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2002)

*10.15	Joint Venture Agreement between FMC Corporation and Solutia Inc., made as of April 29, 1999 (Exhibit 2.I to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.a	First Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of December 29, 1999 (Exhibit 2.II to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

Exhibit No.	Exhibit Description

*10.15.b	Second Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of February 2, 2000 (Exhibit 2.III to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.c	Third Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of March 31, 2000 (Exhibit 2.IV to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.d	Fourth Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., dated November 4, 2005 (Exhibit 10 to FMC Corporation’s Current Report on Form 8-K filed on November 9, 2005)

*10.16	Separation and Distribution Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 2.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

*10.17	Tax Sharing Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 10.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

*10.18	Transition Services Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 10.3 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

**23.2	Consent of KPMG LLP as it relates to Siratsa, LLC (previously known as Astaris, LLC)

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

**99.1	Consolidated Financial Statements for Siratsa, LLC (previously known as Astaris, LLC) for the year ended December 31, 2005

*	Incorporated by reference
**	To be filed by amendment
†	Management contract or compensatory plan or arrangement

(c)	Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated.

The consolidated financial statements of Siratsa LLC (previously known as Astaris, LLC), our 50/50 joint venture with Solutia, for the three year period ended December 31, 2005 required to be included in this report pursuant to Rule 3-09 of Regulation S-X are to be filed by amendment as exhibit 99.1 no later than March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC CORPORATION

(Registrant)

By:	/s/ W. KIM FOSTER
W. Kim Foster
Senior Vice President and Chief Financial Officer

Date:  March 7, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ W. KIM FOSTER W. Kim Foster	Senior Vice President and Chief Financial Officer	March 7, 2006

/S/ GRAHAM R. WOOD Graham R. Wood	Vice President, Controller (Principal Accounting Officer)	March 7, 2006

/S/ WILLIAM G. WALTER William G. Walter	Chairman of the Board and Chief Executive Officer

/S/ G. PETER D’ALOIA G. Peter D’Aloia	Director

/S/ PATRICIA A. BUFFLER Patricia A. Buffler	Director

/S/ MARK P. FRISSORA Mark P. Frissora	Director

/S/ C. SCOTT GREER C. Scott Greer	Director

/S/ EDWARD J. MOONEY Edward J. Mooney	Director

/S/ PAUL J. NORRIS Paul J. Norris	Director

/S/ WILLIAM F. REILLY William F. Reilly	Director

/S/ ENRIQUE J. SOSA Enrique J. Sosa	Director

/S/ JAMES R. THOMPSON James R. Thompson	Director

INDEX OF EXHIBITS FILED WITH FORM 10-K OF FMC CORPORATION

FOR THE YEAR ENDED DECEMBER 31, 2005

Exhibit No.	Exhibit Description

12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report