Form 10-Q
period 2006-03-31
FMC CORP
filed 2006-05-08
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT.) (CHECK ONE)

LARGE ACCELERATED FILER ☒	ACCELERATED FILER ☐	NON-ACCELERATED FILER ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at March 31, 2006
Common Stock, par value $0.10 per share	39,105,719

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in Millions, Except Per Share Data)	Three Months Ended March 31,
	2006	2005
	(unaudited)
Revenue	$594.1	$552.4

Costs and Expenses
Costs of sales and services	400.4	390.2
Selling, general and administrative expenses	67.5	65.5
Research and development expenses	22.0	24.6
Restructuring and other charges	31.1	3.3

Total costs and expenses	521.0	483.6

Income from continuing operations before equity in (earnings) of affiliates, minority interests, interest expense, net and income taxes	73.1	68.8
Equity in (earnings) of affiliates	(0.6)	(4.3)
Minority interests	2.0	1.3
Interest expense, net	8.4	17.0

Income from continuing operations before income taxes	63.3	54.8
Provision for income taxes	25.0	19.3

Income from continuing operations	38.3	35.5
Discontinued operations, net of income taxes	(0.6)	29.0

Net income	$37.7	$64.5

Basic earnings (loss) per common share:
Continuing operations	$1.00	$0.95
Discontinued operations	(0.01)	0.78

Net income	$0.99	$1.73

Diluted earnings (loss) per common share:
Continuing operations	$0.96	$0.92
Discontinued operations	(0.01)	0.75

Net income	$0.95	$1.67

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$184.1	$206.4
Trade receivables, net of allowance of $13.6 at March 31, 2006 and $11.0 at December 31, 2005	591.6	494.3
Inventories	209.5	215.7
Prepaid and other current assets	105.3	119.0
Deferred income taxes	28.1	31.9

Total current assets	1,118.6	1,067.3
Investments	25.6	25.3
Property, plant and equipment, net	1,002.9	1,012.0
Goodwill	150.7	148.6
Other assets	112.9	112.2
Deferred income taxes	367.9	374.6

Total assets	$2,778.6	$2,740.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$82.3	$79.5
Current portion of long-term debt	40.8	0.9
Accounts payable, trade and other	270.6	301.0
Accrued and other liabilities	211.3	220.1
Guarantees of vendor financing	30.0	30.4
Accrued pensions and other postretirement benefits, current	10.9	10.9
Income taxes	32.0	16.5

Total current liabilities	677.9	659.3
Long-term debt, less current portion	603.5	639.8
Accrued pension and other postretirement benefits, long-term	123.1	131.6
Environmental liabilities, continuing and discontinued	157.1	163.4
Reserve for discontinued operations	64.5	66.7
Other long-term liabilities	93.7	68.4
Minority interests in consolidated companies	50.9	51.5
Commitments and contingent liabilities (Note 16)
Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2006 or 2005	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2006 and 2005; 46,486,317 issued shares at March 31, 2006 and 45,972,580 issued shares at December 31, 2005	4.6	4.6
Capital in excess of par value of common stock	449.5	427.7
Retained earnings	1,092.8	1,062.2
Accumulated other comprehensive loss	(55.4)	(46.1)
Treasury stock, common, at cost: 7,380,598 shares at March 31, 2006 and 7,456,918 shares at December 31, 2005	(483.6)	(489.1)

Total stockholders’ equity	1,007.9	959.3

Total liabilities and stockholders’ equity	$2,778.6	2,740.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Revised(1) Three Months Ended March 31,
	2006	2005
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net Income	$37.7	$64.5
Discontinued operations	0.6	(29.0)
Income from continuing operations	$38.3	$35.5
Adjustments from income from continuing operations to cash (required) provided by operating activities of continuing operations:
Depreciation and amortization	32.1	34.6
Equity in (earnings) of affiliates	(0.6)	(4.3)
Restructuring and other charges	31.1	3.3
Deferred income taxes	19.5	1.9
Minority interests	2.0	1.3
Other	4.0	7.5
Changes in operating assets and liabilities:
Trade receivables, net	(95.1)	(90.0)
Guarantees of vendor financing	(0.4)	5.5
Inventories	7.9	10.4
Other current assets and other assets	(12.9)	8.3
Accounts payable	(32.2)	(58.1)
Accrued and other current liabilities and other liabilities	(10.0)	26.5
Income taxes	15.9	8.7
Accrued pension and other postretirement benefits, net	(12.1)	(7.6)
Environmental spending, continuing	(1.3)	(0.5)
Restructuring and other spending	(2.7)	(5.8)

Cash required by operating activities	(16.5)	(22.8)

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued	(5.3)	(5.5)
Other discontinued spending	(3.7)	(2.0)
Proceeds from sale of property	—	56.1

Cash provided (required) by operating activities of discontinued operations	(9.0)	48.6

(1)	See “Reclassifications” in Note 1 to our condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(in Millions)	Three Months Ended March 31,
	2006	2005
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(17.1)	$(13.9)
Proceeds from disposal of property, plant and equipment	1.6	2.9
Other	—	0.2

Cash required by investing activities	(15.5)	(10.8)

Cash provided (required) by financing activities:
Increase (decrease) in other short-term debt	2.8	(10.5)
Net decrease in restricted cash	—	9.7
Repayment of long-term debt	(0.2)	(2.7)
Distributions to minority partners	(2.9)	(1.5)
Issuances of common stock, net	18.4	14.5

Cash provided by financing activities	18.1	9.5

Effect of exchange rate changes on cash and cash equivalents	0.6	(7.6)

Increase (decrease) in cash and cash equivalents	(22.3)	16.9
Cash and cash equivalents, beginning of period	206.4	212.4

Cash and cash equivalents, end of period	$184.1	$229.3

Supplemental disclosure of cash flow information: Cash paid for interest was $8.6 million and $8.7 million, and income taxes paid, net of refunds were $10.6 million net refunds and $6.6 million net payments for the three months ended March 31, 2006 and 2005, respectively. In the first quarter of 2006 and 2005, we contributed approximately 76,000 and 87,000 shares of treasury stock to our employee benefit plans having a cost of $4.0 million and $2.4 million, respectively, which is considered a non-cash activity.

On January 1, 2006, we reclassified $8.9 million of other long-term liabilities to capital in excess of par value of common stock on our condensed consolidated balance sheet in connection with our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment”.

See Note 2 regarding quarterly cash dividend.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the three months ended March 31, 2006 and 2005, and our financial position as of March 31, 2006. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet as of March 31, 2006 and the related condensed consolidated statement of operations for the three months ended March 31, 2006 and 2005, and condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.

Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005 (the “2005 10-K”).

Since the publication of our first quarter 2006 earnings release on April 26, 2006, the European Commission imposed a fine on us regarding alleged violations of competition law in the hydrogen peroxide business in Europe prior to the year 2000. Based on our analysis of applicable accounting literature and consultation with outside counsel, we believe the €25 million (US$30 million) fine is the best estimate of the probable liability. This amount has been reflected in restructuring and other charges in our condensed consolidated statements of operations for the three months ended March 31, 2006. We intend to appeal the decision of the Commission. Since we are not required to make the payment during the appeal process, which is expected to extend beyond one year, the liability has been classified as long-term in the condensed consolidated balance sheet as of March 31, 2006. See Note 8 and 16 for further discussion on this matter.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period’s presentation. Our condensed consolidated statements of cash flows for the three months ended March 31, 2005 have been revised to include a reconciliation between net income and income from continuing operations. Additionally we have revised a title as “cash provided (required) by operating activities of discontinued operations”. Historically the cash used in this section relates to our operating cash requirements of discontinued operations.

Note 2: Stockholders’ Equity

Stock Compensation

We adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) on January 1, 2006, which requires that compensation expense be recognized in the financial statements for all share options and other equity-based compensation. Under the provisions of SFAS 123R, share-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period.

We adopted SFAS 123R using the modified prospective transition method as provided for by the Standard and therefore have not restated prior periods. Under this transition method, the amount of compensation cost recognized in 2006 for stock option awards includes amortization relating to the remaining unvested portion of stock option awards granted prior to January 1, 2006, and amortization related to new stock option awards granted on January 1, 2006 and later. Prior to January 1, 2006, we accounted for our stock compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, no compensation expense for stock option awards has been recognized in our financial statements in periods prior to January 1, 2006.

We have various share-based compensation programs, which provide for awards of stock options and restricted stock to employees and outside directors. These programs are described in further detail in Note 13 to the 2005 consolidated financial statements in the Form 10-K. The terms of the share-based awards under these programs are fixed at the date of grant. As of March 31, 2006, we had a total of 2.6 million shares available for future grants of share-based awards. Our proposed reallocation of 1.3 million shares available for stock option awards, to shares available for restricted stock, restricted stock units, and management incentive awards, as reported in Note 13 to our consolidated financial statements in the Form 10-K was approved by stockholders on April 25, 2006.

We recognized a total of $1.5 million ($1.0 million after-tax) in share-based compensation expense during the three months ended March 31, 2006. This expense is classified as selling, general and administrative in our condensed consolidated statement of operations. The incremental effect of the adoption of SFAS 123R on both our basic and diluted earnings per share for the three months ended March 31, 2006 was $0.01.

We received $12.9 million in cash related to stock option exercises for the three months ended March 31, 2006. We did not recognize any tax benefit in our condensed consolidated balance sheet at March 31, 2006 from the exercise of stock options and the vesting of restricted stock occurring during the three months ended March 31, 2006, due to our net operating loss carryforward position. As a result, there were no tax-related cash inflows from financing activities tied to the exercise of stock options and the vesting of restricted stock occurring during the three months ended March 31, 2006. In addition, the shares used for the exercise of stock options occurring during the three months ended March 31, 2006 came from newly issued shares. Information on the valuation and accounting for our various programs is described below:

Stock Options

Under our plan, employees and outside directors are eligible to receive awards of options to purchase shares of our common stock. The exercise price per share for each award equals the market price per share of our common stock on the date of grant. Options currently granted under our plans cliff vest three years from the date of grant and remain exercisable for ten years from the date of grant.

The grant-date fair value of the stock options we granted in the three months ended March 31, 2006 was estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified approach prescribed by Staff Accounting Bulletin No. 107 (SEC’s interpretation of SFAS No. 123R). The risk-free rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects our recent announcement of the payment of a dividend on our common stock.

Black Scholes valuation assumptions for 2006 stock option grant

Expected dividend yield	1.2%
Expected volatility	32.0%
Expected life (in years)	6.5
Risk-free interest rate	4.6%

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 was $22.94 per share.

The following table shows our employee stock option activity for the three months ended March 31, 2006:

	Number of Shares Granted But Not Exercised	Weighted- Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
	Number of Shares in Thousands			(In Millions)
December 31, 2005 (1,559 shares exercisable)	2,613	5.6	$31.12	—

Granted	194	—	$62.55	—
Exercised	(459)	—	$27.57	$14.2
Forfeited	(4)	—	$41.72	—
March 31, 2006 (1,687 shares exercisable)	2,344	6.0	$34.41	$64.8

The number of stock options indicated in the above table as being exercisable as of March 31, 2006 had a total intrinsic value of $56.0 million, a weighted-average remaining contractual term of 4.9 years, and a weighted-average exercise price of $28.81.

We recognized $0.6 million ($0.4 million after-tax) in compensation expense related to stock options for the three months ended March 31, 2006. We applied a forfeiture rate assumption of two percent per stock option grant in the calculation of such expense.

As of March 31, 2006, we had total remaining unrecognized compensation cost related to unvested stock options of $7.6 million which will be amortized over the weighted-average remaining requisite service period of approximately 2.3 years.

Restricted Stock

The grant-date fair value of restricted stock awards under our plan is based on the market price per share of our common stock on the date of grant, and the related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which is typically three years.

The following table shows our employee restricted stock activity for the three months ended March 31, 2006.

	Number of shares	Weighted-Average Grant Date Fair Value
	Number of Shares in Thousands
Nonvested at December 31, 2005	363	$36.57

Granted	60	$62.55
Vested	(31)	$51.57
Forfeited	(2)	$42.21
Nonvested at March 31, 2006	390	$39.61

We recognized $0.9 million ($0.6 million after-tax) in compensation expense related to restricted stock for the three months ended March 31, 2006. We applied a forfeiture rate assumption of one percent per grant in the calculation of such expense. As of March 31, 2006, we had total remaining unrecognized compensation cost related to unvested restricted stock of $8.0 million which will be amortized over the weighted-average remaining requisite service period of approximately 2.3 years.

Directors’ Plan

There were no new grants of common stock options under our directors’ plan for the three months ended March 31, 2006 and 2005. There were no unvested stock options under our directors’ plan as of December 31, 2005 and March 31, 2006. There was no significant activity related to restricted stock units or retainer stock units under the directors’ plan for the three months ended March 31, 2006 and 2005.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No 123 to our stock compensation plans for the prior period:

Three Months ended March 31, 2005
(in Millions, Except Per Share Data)
Net income, as reported	$64.5
Add: Total stock-based compensation expense included in reported net income, net of related tax effects of $0.2	0.4
Deduct: Total stock-based employee compensation expense determined under a fair-value-based method, net of related tax effects of $0.5	(0.9)

Pro forma net income	$64.0

Basic earnings per common share:
As reported	$1.73
Pro forma	$1.72
Diluted earnings per common share:
As reported	$1.67
Pro forma	$1.65

The weighted-average fair value per share of stock options granted in the three months ended March 31, 2005 was $16.48, based on the grant-date fair value estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions; dividend yield of zero, expected volatility of 31 percent, risk-free interest rate of 3.8 percent, and expected life of five years.

Dividends and Share Repurchases

On February 24, 2006, our Board of Directors approved the initiation of a quarterly cash dividend of $0.18 per share. On April 20, 2006, we paid dividends aggregating $7.0 million to our shareholders of record as of March 31, 2006. This amount is included in accrued and other liabilities on the condensed consolidated balance sheet as of March 31, 2006.

Additionally, the Board authorized the repurchase of up to $150 million of our common stock. We may purchase shares through open market or privately negotiated transactions at our discretion based on our evaluation of market conditions and other factors. Although our repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over the next two years. We did not repurchase any shares for the three months ended March 31, 2006.

Note 3: Recently Issued and Adopted Accounting Pronouncements

New accounting standards

In March of 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets”. This statement amends Statement No. 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement also addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. We are required to adopt this statement starting in 2007. We are currently evaluating the effect this statement will have on our consolidated financial statements.

In February of 2006, the FASB issued Statement of Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments”. This statement amends parts of FASB Statements No. 133, “Accounting for Derivatives and Hedging Activities” and No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in fair value of the instrument would be recognized in earnings. We are required to adopt this statement starting in 2007. We are currently evaluating the effect this statement will have on our consolidated financial statements.

In September 2005, a consensus was reached by the Emerging Issues Task Force (“EITF”) on Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty”. In general, we would be required under the consensus to treat sales and purchases of inventory between the entity and the same counterparty as one transaction when such transactions are entered into in contemplation of each other. We are required to apply the consensus to new arrangements that we enter into in reporting periods beginning after March 15, 2006. We are currently evaluating the effect EITF No. 04-13 will have on our consolidated financial statements.

Recently adopted

On January 1, 2006, we adopted SFAS 123R, “Share-Based Payment”. See Note 2 for further discussion of our adoption of this accounting standard.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an effect on our consolidated financial statements.

Note 4: Goodwill and Intangible Assets

Goodwill at March 31, 2006 and December 31, 2005 was $150.7 million and $148.6 million, respectively. The majority of goodwill is attributed to an acquisition in the Specialty Chemicals segment. There are no other material indefinite life intangibles, other than goodwill related to this acquisition, at March 31, 2006. The change in goodwill from December 31, 2005 to March 31, 2006 was due to the effect of foreign currency translation on the Euro.

Our definite life intangibles totaled $13.4 million and $13.9 million at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, these definite life intangibles were allocated among our business segments as follows: $10.6 million in Agricultural Products, $1.2 million in Specialty Chemicals and $1.6 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, industry licenses and other intangibles. Amortization was not significant in the periods presented.

Note 5: Financial Instruments and Risk Management

The portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to our outstanding cash flow hedges which were recorded to earnings during the three months ended March 31, 2006 and 2005 was immaterial.

At March 31, 2006, the net deferred hedging gain in accumulated other comprehensive gains was $4.3 million compared to a net gain of $18.0 million at December 31, 2005. These net gains are expected to be recognized in earnings during the twelve months ending March 31, 2007, as the underlying hedged transactions are realized.

In the first quarter of 2005, we settled certain energy forward contracts for which a portion of the original forecasted underlying energy purchase transactions became no longer probable. We recognized a gain of $2.9 million in our condensed consolidated statement of operations.

Note 6: Inventories

Inventories consisted of the following, in millions:

	March 31, 2006	December 31, 2005
	(in Millions)
Finished goods and work in process	$151.0	$159.0
Raw materials	58.5	56.7

Net inventory	$209.5	$215.7

Note 7: Property, Plant and Equipment

Property, plant and equipment consisted of the following, in millions:

	March 31, 2006	December 31, 2005
	(in Millions)
Property, plant and equipment	$2,860.4	$2,837.1
Accumulated depreciation	1,857.5	1,825.1

Property, plant and equipment, net	$1,002.9	$1,012.0

As of March 31, 2006, the balance of our asset retirement obligations was $6.0 million, unchanged from December 31, 2005. A more complete description of this item can be found in Note 2 to our 2005 consolidated financial statements in our 2005 Form 10-K.

Note 8: Restructuring and other charges

Three Months Ended March 31, 2006

Restructuring and other charges totaled $31.1 million for the three months ended March 31, 2006 primarily as a result of the $30 million fine imposed on us by the European Commission. This fine is associated with our Industrial Chemicals segment. See Note 16 for further details on this matter. Additionally, restructuring and other charges for the quarter included $0.3 million of asset abandonment charges in our Industrial Chemicals segment and $0.8 million of charges to increase legal fee reserves related to ongoing environmental matters.

Included in other current assets at March 31, 2006 and December 31, 2005 are assets held for sale in the amount of $9.0 million related to our Copenhagen, Denmark carrageenan plant which we closed in 2005. We expect to complete the sale of these assets in the second quarter of 2006.

Restructuring spending, net of recoveries, during the three months ended March 31, 2006 was primarily for shutdown costs at the Pocatello, Idaho facility and severance payments for previously announced workforce reductions. The following table shows a rollforward of restructuring and other reserves for the first three months of 2006 and the related spending and other changes:

(in Millions)	U.S. Phosphorus Chemicals Business (1)		Workforce Related and Facility Shutdown and Other (2)	Total

	Pocatello Shutdown	Tribal Fund
Balance at 12/31/2005	$28.0	$2.0	$5.4	$35.4
Increase in reserves	0.8	—	—	0.8
Cash payments	(1.8)	—	(0.9)	(2.7)

Balance at 3/31/2006 (3)	$27.0	$2.0	$4.5	$33.5

(1)	All phosphorus restructuring and other charges were primarily recorded in 2001.
(2)	Primarily severance costs and asset retirement obligations. The asset abandonment charges noted above impacted our property, plant and equipment balances and are not included in the above table. Additionally, the European Commission fine noted above is included as a component of other long-term liabilities in our condensed consolidated balance sheets.
(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” in the condensed consolidated balance sheets.

Three Months Ended March 31, 2005

Restructuring and other charges totaled $3.3 million for the three months ended March 31, 2005 as a result of severance costs and a charge for the abandonment of an asset in our Agricultural Products segment. The severance costs in the first quarter of 2005 totaling $1.1 million were recorded in our Specialty Chemicals segment and relate to approximately 20 people, most of whom separated from us in the first quarter of 2005. Additionally, we committed to the abandonment of certain assets in our Agricultural Products segment and we recorded charges of $2.2 million.

Note 9: Debt

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	March 31, 2006	December 31, 2005
Short-term debt	$82.3	$79.5
Current portion of long-term debt	40.8	0.9

Total debt maturing within one year	$123.1	$80.4

Short-term debt consisted primarily of foreign credit lines at March 31, 2006 and December 31, 2005. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Long-term debt:

Long-term debt consists of the following:

(in Millions)	March 31, 2006
	Interest Rate Percentage	Maturity Date	3/31/2006	12/31/2005
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	3.14 –7.05	2007-2035	$217.3	$217.5
Debentures (less unamortized discounts of $0.2 million and $0.2 million, respectively)	7.75	2011	45.3	45.3
Medium-term notes (less unamortized discounts of $0.1 million and $0.1 million, respectively)	7.00 –7.32	2007-2008	117.4	117.4
European revolving credit facility	3.04	2010	264.2	260.3
Other	2.50	2007	0.1	0.2

Total debt			644.3	640.7
Less: debt maturing within one year			40.8	0.9

Total long-term debt			$603.5	$639.8

At March 31, 2006 and December 31, 2005, the European Credit Agreement was fully drawn. We had no borrowings under our Domestic Credit Agreement. Letters of credit outstanding under the Domestic Credit Agreement totaled $119.4 million and $147.4 million at March 31, 2006 and December 31, 2005, respectively. As such, available funds under the Domestic Credit Agreement were $480.6 million and $452.6 million at March 31, 2006 and December 31, 2005, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at March 31, 2006.

A more complete description of our credit agreements are included in Note 10 to our 2005 consolidated financial statements in our 2005 Form 10-K.

Note 10: Discontinued Operations

Our results of discontinued operations comprised the following:

	Three Months Ended March 31,
	2006	2005
(in Millions)
Income from sale of real estate property in San Jose (net of income tax expense of $22.6 million)	$—	$32.9

Provision for contingent liability related to San Jose land sale (net of income tax benefit of $2.3 million)	—	(3.7)

Provision for environmental liabilities and legal expenses related to previously discontinued operations (net of income tax benefit of $0.3 million and $0.1 million for the three months ended March 31, 2006 and 2005 respectively)	(0.6)	(0.2)

Discontinued operations, net of income taxes	$(0.6)	$29.0

2006

During the first three months of 2006, we recorded a $0.9 million ($0.6 million after tax) charge to discontinued operations related to environmental issues and legal reserves. We recorded legal reserves in the amount of $1.9 million ($1.1 million after tax), offset by reserve adjustments of $1.0 million ($0.5 million after tax). Reserve adjustments were taken primarily in recognition of an anticipated settlement between FMC and other potentially responsible parties at the Anniston, Alabama site. (See a rollforward of our environmental reserves in Note 11.)

At March 31, 2006 and December 31, 2005, substantially all other discontinued operations reserves recorded on our condensed consolidated balance sheets were related to other post-retirement benefit liabilities, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 2001.

2005

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

Additionally, in the first three months of 2005, we recorded a $0.3 million ($0.2 million after tax) charge to discontinued operations related to environmental issues and legal reserves. Environmental charges of $2.9 million ($1.8 million after tax) were taken to increase our reserves in recognition of our share of the liability related to an anticipated consent order between the EPA and the primary responsible parties at the Anniston site and legal reserve charges in the amount of $1.0 million ($0.6 million after tax) were taken as well. Offsetting these amounts was $3.6 million ($2.2 million after tax) related to recognition of third-party environmental recoveries, primarily at our Front Royal, Virginia site.

Note 11: Environmental Obligations

We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $181.8 million and $191.1 million, excluding recoveries, have been provided at March 31, 2006 and December 31, 2005, respectively.

At March 31, 2006 and December 31, 2005, expected recoveries were $18.4 million and $20.7 million, respectively, with the majority at each date relating to existing contractual arrangements with U.S. government agencies and insurance carriers. Cash recoveries recorded as realized claims against third parties were $2.5 million in the first three months of 2006. Total cash recoveries recorded for the year ended December 31, 2005 were $7.0 million.

The long-term portions of environmental reserves, net of recoveries, totaling $157.1 million and $163.4 million at March 31, 2006 and December 31, 2005, respectively, are included in environmental liabilities, continuing and discontinued. The short-term portion of continuing obligations is recorded as accrued and other liabilities.

We have estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $85.0 million at March 31, 2006 and may be satisfied over the next twenty years or longer. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. We believe the liability arising from these potential environmental obligations is not likely to have a materially adverse effect on our liquidity or financial condition.

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2005 to March 31, 2006:

(in Millions)	Operating and Discontinued Sites (1)	Pocatello		Total
		Pre-existing (3)	Remediation from Pocatello Shutdown (4)
Total environmental reserves, net of recoveries at December 31, 2005(2)	$133.9	$14.8	$21.7	$170.4

2006:
Provision (see note 8)	(0.8)	—	0.8	—
Spending, net of cash recoveries	(5.7)	(0.9)	(0.4)	(7.0)

Net change	(6.5)	(0.9)	0.4	(7.0)

Total environmental reserves, net of recoveries at March 31, 2006 (3)	$127.4	$13.9	$22.1	$163.4

Environmental reserves, current, net of recoveries	2.0	2.8	1.5	6.3
Environmental reserves, long-term continuing and discontinued, net of recoveries	125.4	11.1	20.6	157.1

Total environmental reserves, net of recoveries at March 31, 2006 (3)	$127.4	$13.9	$22.1	$163.4

(1)	“Current” includes only those reserves related to continuing operations.
(2)	Balance includes environmental remediation reserves related to the shutdown of Pocatello recorded as part of Pocatello shutdown, remediation and other charges in 2001. (See rollforward of restructuring and other charges table in Note 8.)
(3)	Pocatello remediation reserve created prior to the decision to shutdown the facility in 2001.
(4)	Additional remediation reserves recorded at the time of the Pocatello shutdown (Note 8).

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 11 to our 2005 consolidated financial statements in our 2005 Form 10-K.

Note 12: Earnings Per Share

Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share (“Diluted EPS”) consider the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 194,735 potential common shares excluded from Diluted EPS for the three months ended March 31, 2006. There were no excluded potential common shares from Diluted EPS for the three months ended March 31, 2005.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions Except Share and Per Share Data)	Three Months Ended March 31,
	2006	2005
Earnings:
Income from continuing operations	$38.3	$35.5
Discontinued operations, net of income taxes	(0.6)	29.0

Net income	$37.7	$64.5

Basic earnings per common share
Continuing operations	$1.00	$0.95
Discontinued operations	(0.01)	0.78

Net income	$0.99	$1.73

Diluted earnings per common share
Continuing operations	$0.96	$0.92
Discontinued operations	(0.01)	0.75

Net income	$0.95	$1.67

Shares (in thousands):
Weighted average number of shares of common stock outstanding	38,344	37,192
Weighted average additional shares assuming conversion of stock options	1,307	1,518

Shares – diluted basis	39,651	38,710

Note 13: Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income (loss) for the quarter ended March 31, 2006 and 2005 consisted of the following:

(in Millions)	Three months ended March 31,
	2006	2005
Net income	$37.7	$64.5
Other comprehensive income (loss):
Foreign currency translation adjustment	4.1	(35.6)
Net deferral of hedging gains (losses) and other	(13.4)	18.8

Comprehensive income	$28.4	$47.7

Note 14: Pensions and Other Postretirement Benefits

The following table summarizes the components of net annual benefit cost (income) for the three months ended March 31, 2006 and 2005:

(in Millions)	Three Months Ended March 31,
	Pensions		Other Benefits
	2006	2005	2006	2005
Components of net annual benefit cost:
Service cost	$4.4	$3.9	$0.1	$0.1
Interest cost	13.3	12.4	0.7	1.1
Expected return on plan assets	(16.2)	(14.9)	—	—
Amortization of prior service cost	0.5	0.4	(0.3)	(0.5)
Recognized net actuarial (gain) loss	1.3	0.9	(0.2)	0.2

Net periodic benefit cost from continuing operations	$3.3	$2.7	$0.3	$0.9

We made voluntary cash contributions to our U.S. defined benefit pension plan of $10.0 million and $5.0 million in the three months ended March 31, 2006 and 2005, respectively. We expect that our total voluntary cash contributions to the plan for 2006 will be approximately $30 million.

Note 15: Income Taxes

Income tax expense was $25.0 million for the three months ended March 31, 2006 compared to expense of $19.3 million for the three months ended March 31, 2005. Included in tax expense for the three months ended March 31, 2005 was $5.9 million of charges associated with adjustments to deferred income tax liabilities.

Note 16: Guarantees, Commitments, and Contingencies

We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

Guarantees

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2006:

(in Millions)	March 31, 2006
Guarantees:
- FMC Technologies, Inc. performance guarantees	$3.2
- Guarantees of vendor financing	30.0
- Foreign equity method investment debt guarantees	7.2

Total	$40.4

Other Commitments

We guarantee the performance by FMC Technologies, Inc (“Technologies”) of a debt instrument outstanding in the principal amount of $3.2 million as of March 31, 2006 and December 31, 2005.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of March 31, 2006 and December 31, 2005, these guarantees had maximum potential payments of $7.2 million.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $30.0 million and $30.4 million at March 31, 2006 and December 31, 2005, respectively, and are recorded on the condensed consolidated balance sheets for each date as guarantees of vendor financing.

Contingencies

During 2004, we reached agreement in principle with the EPA and the U. S. Department of Justice to settle certain liabilities at two environmental remediation sites in New Jersey. These agreements will be final upon negotiation and entry of a final consent decree in 2006.

On October 14, 2003, Solutia, our joint venture partner in Astaris, filed a lawsuit against us with the Circuit Court of St. Louis County, Missouri claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris and also failed to disclose the information we had about the PPA technology. Solutia dismissed this Missouri lawsuit in February 2004, after it had filed a virtually identical lawsuit in the U.S. Bankruptcy Court in the Southern District of New York. Solutia had filed for Chapter 11 bankruptcy protection in that same court on December 17, 2003. Our motion to remove the lawsuit from Bankruptcy Court was granted on June 18, 2004, and the matter is now pending in U.S. District Court for the Southern District of New York. On March 29, 2005, the court dismissed certain of the claims relating to the alleged failure of the PPA technology for lack of standing on the part of Solutia. The PPA technology was not included in the sale to Israel Chemicals Limited and will continue to be owned by Astaris. A trial in this matter is expected to occur later in 2006.

On January 28, 2005 we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005, and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission imposed a fine on us in the amount of €25 million as a result of alleged violations prior to the year 2000. In connection with this fine, we have recorded an expense of US$30 million in our condensed consolidated statements of operations for the three months ended March 31, 2006. This expense is included as a component of restructuring and other charges. We intend to appeal the decision of the Commission.

We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. Earlier this year, two hydrogen peroxide producers agreed to plead guilty in this matter and to pay a total of $75 million in fines. In connection with these two matters, in February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal anti-trust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada.

We are also party to another antitrust class action pending in Federal Court in the Eastern District of Pennsylvania, as well as various related state court cases alleging violations of antitrust laws involving our microcrystalline cellulose product. In 2005, the plaintiffs dismissed their claims against our co-defendant, Asahi Kasei Corporation for a payment of $25 million. Currently the Federal Court is considering motions by the Company to disqualify the plaintiffs’ economic experts. At the oral hearing on these motions, the Court requested that the parties engage in settlement discussions. A trial in the matter is currently scheduled for November 2006.

We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Based on information currently available and established reserves the ultimate resolution of our known contingencies, including the matters described in this Note 16, is not expected to have a material adverse effect on our consolidated financial position or liquidity. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, quarterly or annual results of operations or liquidity.

Note 17: Segment Information

(in Millions)	Three Months Ended March 31,
	2006	2005
Revenue
Agricultural Products	$206.6	$198.1
Specialty Chemicals	143.2	136.8
Industrial Chemicals	245.2	218.4
Eliminations	(0.9)	(0.9)

Total	$594.1	$552.4

Income (loss) from continuing operations before income taxes
Agricultural Products	$54.7	$33.6
Specialty Chemicals	31.5	28.4
Industrial Chemicals	29.2	21.6
Eliminations	—	0.3

Segment operating profit	115.4	83.9
Corporate	(11.3)	(11.2)
Other income (expense), net	(1.3)	1.6

Operating profit before restructuring and other charges, interest expense, net and affiliate interest expense	102.8	74.3
Restructuring and other charges (1)	(31.1)	(2.3)
Interest expense, net	(8.4)	(17.0)
Affiliate interest expense (2)	—	(0.2)

Total	$63.3	$54.8

(1)	See Note 8 for details of restructuring and other charges.
(2)	Our share of interest expense of Astaris, the phosphorus joint venture prior to the sale of substantially all of its assets in 2005. The equity in earnings of the joint venture is included in the Industrial Chemicals segment.

Note 18: Subsequent Events

Research and Development Redeployment

On April 12, 2006, we announced a plan to redeploy our discovery research and development resources within our Agricultural Products segment to shorten the innovation cycle and accelerate the delivery of new products and technologies. This decision will result in a workforce reduction at one of our R&D facilities. We expect to incur restructuring and other charges between $5 million and $8 million in the second quarter of 2006 as a result of this decision. Restructuring and other charges will consist primarily of severance charges and asset abandonments.

San Jose Property Sale

We have an agreement with the City of San Jose for the sale of the remaining approximately 23 acres we own. See discussion in Note 10 on the sale of the 52 acres of land we used to own. The City’s obligation to purchase the remaining land is subject to the satisfaction of certain conditions, including a review by the California Department of Toxic Substances Control. On April 20, we received the necessary clearances from the California environmental agency to proceed with the sale of these acres. We anticipate to close on the sale of this property by the end of the second quarter of 2006 and receive approximately $25 million from the sale. We expect to record a gain from discontinued operations in connection with this sale.

FMC Research Center

On May 8, 2006, we entered into an agreement with the Princeton Healthcare System to sell the FMC Research Center Facility in Princeton, New Jersey. The Research Center consists of office and laboratory buildings on approximately 150 acres of land. Closing on the agreement is subject to a number of conditions, including due diligence by Princeton Healthcare System, rezoning and other governmental approvals to allow re-development of the property for medical center use. Closing is not expected until 2007. If closing occurs, we expect to record a gain on the sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.

Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, “expects”, “should”, “could”, “may”, “will continue to”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section “Forward-Looking Statements” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”) and to similar disclaimers in all other reports and forms filed with the Securities and Exchange Commission (“SEC”). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

We further caution that the list of risk factors in Item 1A in Part 1 of the 2005 10-K may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2005 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed with the Audit Committee of our Board of Directors those accounting policies that we have deemed critical. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.

The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Application of Critical Accounting Policies” section in our 2005 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.

•	Environmental

•	Impairment and valuation of long-lived assets

•	Pensions and other postretirement benefits

•	Income taxes

We did not adopt any changes in the current period that had a material effect on these critical accounting policies nor did we make any changes to our accounting policies that would have changed these critical accounting policies.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note 3 to our consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

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

We had strong first quarter performance across all our businesses. Consolidated revenue was up 8% from the prior quarter and all of our segments experienced increases in sales. Additionally, income from continuing operations before income taxes of $63.3 million was up from the prior year primarily as a result of increased operating profit in our segments and lower interest expense. All of our segments continue to be impacted by higher energy and raw material costs. Specifically by segment:

•	Industrial Chemicals continues to realize the significant operating leverage throughout its businesses and benefited from price increases, particularly in soda ash. Industrial Chemicals revenue and operating profit for the three months ended March 31, 2006 increased 12% and 35%, respectively, versus the prior quarter.

•	Agricultural Products revenues increased 4% and operating profit increased 63% versus the prior year quarter. This was driven by strong herbicide sales and solid growth in Europe and Asia. Additionally, a shift in sales from the fourth quarter of 2005 and the second quarter of 2006 into the first quarter of 2006 as well as product and geographic mix favorably impacted results for the period.

•	Specialty Chemicals revenue increased 5% and generated solid earnings growth of 11% versus the prior quarter driven by higher volumes and selling prices in lithium.

Additionally, during the first quarter of 2006 our Board of Directors approved the initiation of a quarterly cash dividend of $0.18 per share and the Board authorized the repurchase of up to $150 million of our common stock.

RESULTS OF OPERATIONS

Overview –

(in Millions, Except Per Share Data)	For the Three Months Ended March 31,
	2006		2005
		Per Share (Diluted)		Per Share (Diluted)
Consolidated Revenue	$594.1		$552.4

Net income	$37.7	$0.95	$64.5	$1.67

Net income included the following after-tax (income) charges:
Restructuring and other charges (1)	$30.7	$0.78	$2.0	$0.05
Astaris restructuring (2)	—	—	(0.6)	(0.01)
Tax adjustments	—	—	5.9	0.15
Discontinued operations	0.6	0.01	(29.0)	(0.75)

After-tax income from continuing operations excluding restructuring and other income and charges (3)	$69.0	$1.74	$42.8	$1.11

(1)	Since the publication of our first quarter 2006 earnings release on April 26, 2006, the European Commission imposed a fine on us regarding alleged violations of competition law in the hydrogen peroxide business in Europe prior to the year 2000. Based on our analysis of applicable accounting literature and consultation with outside counsel, we believe the €25 million (US$30 million) fine is the best estimate of the probable liability. This amount has been reflected in restructuring and other charges in our condensed consolidated statements of operations for the three months ended March 31, 2006. We intend to appeal the decision of the Commission. Since we are not required to make the payment during the appeal process, which is expected to extend beyond one year, the liability has been classified as long-term in the condensed consolidated balance sheet as of March 31, 2006. See Note 8 and 16 for further discussion on this matter.
(2)	Our share of charges recorded by Astaris, LLC (the phosphorous joint venture now known as Siratsa LLC) prior to the sale of substantially all of its assets in November 2005, is included in “Equity in loss (earnings) of affiliates” in the condensed consolidated statement of operations. Income for the three months ended March 31, 2005 represents adjustments to liabilities related to restructuring and other charges recorded by Astaris.
(3)	We believe that the Non-GAAP financial measure “After-tax income from continuing operations, excluding restructuring and other income and charges,” and its presentation on a per-share basis, provide useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP. The after-tax charges (gains) included in net income presented in the chart above can be found in the results of operations discussions below for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

See “Segment Results” for a detailed discussion of events affecting our results for the first quarter of 2006 and 2005.

CONSOLIDATED RESULTS – Three months ended March 31, 2006 compared to Three months ended March 31, 2005

In the discussion below, please refer to our condensed consolidated statement of operations included in Item I of this Form 10-Q as well as the after-tax charges included in net income in the above table. All comparisons are between the periods unless otherwise noted.

Revenue for the three months ended March 31, 2006 was $594.1 million, an increase of 8 percent compared to the $552.4 million recorded in the prior year. This increase was primarily due to increased Agricultural Products and Industrial Chemicals sales which are discussed separately below.

Restructuring and other charges totaled $31.1 million ($30.7 million after-tax) in the first quarter of 2006 primarily as a result of a $30 million charge in our Industrial Chemicals Segment, related to the European Commission fine. Additionally, restructuring and other charges included an asset abandonment charge at our Industrial Chemicals segment, and an additional charge to increase our legal reserves related to ongoing environmental matters.

Restructuring and other charges in the first quarter of 2005 totaled $3.3 million ($2.0 million after-tax) as a result of severance costs in our Specialty Chemicals business and a charge for the abandonment of assets in our Agricultural Products segment.

Equity in (earnings) of affiliates. Equity in (earnings) of affiliates was earnings of $0.6 million in the first quarter of 2006 versus earnings of $4.3 million in the prior year period. The decrease was primarily the result of the absence Astaris earnings in the first quarter of 2006. In the fourth quarter of 2005, Astaris completed the sale of substantially all of its assets.

Interest expense, net for the first quarter of 2006 decreased to $8.4 million compared to $17.0 million in the first quarter of 2005. The decrease primarily reflects lower interest costs and debt levels in the first three months of 2006 compared to the same period in the prior year.

Provision for income taxes was a provision of $25.0 million for the first quarter of 2006 compared to a provision of $19.3 million for the prior period resulting in effective tax rates of 39.5% and 35.2%, respectively. The increase in the effective tax rates was primarily a result of the non-deductible $30 million European Commission fine, offset primarily by tax adjustments recorded in 2005 that were not made in 2006. These tax adjustments are described separately below. Excluding the effect of the non-deductible fine and tax adjustments, the change in effective tax rates is primarily a result of a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn outside the U.S. is typically taxed at rates lower than income earned domestically.

Tax adjustments of $5.9 million in the first quarter of 2005 represent adjustments to income tax liabilities related to foreign intercompany dividends and foreign earnings tax rates.

Discontinued operations. Discontinued operations totaled a loss of $0.6 million for the three months ended March 31, 2006 compared to gain of $29.0 million for the three months ended March 31, 2005. The decrease was the result of the gain on sale of real estate property to the city of San Jose, California used by our defense system operations, which we divested in 1997.

Specifically, in the first three months of 2006, we recorded a $0.9 million ($0.6 million after tax) charge to discontinued operation related to environmental issues and legal reserves. We recorded legal reserves in the amount of $1.9 million ($1.1 million after tax), offset by reserve adjustments of $1.0 million ($0.5 million after tax). Reserve adjustments were taken primarily in recognition of an anticipated settlement between FMC and other potentially responsible parties at the Anniston, Alabama site.

In addition to the gain on sale of real estate property described above, in the first three months of 2005, we recorded a $0.3 million ($0.2 million after tax) charge to discontinued operation related to environmental issues and legal reserves. Environmental charges of $2.9 million ($1.8 million after tax) were taken to increase our reserves in recognition of our share of the liability related to an anticipated consent order between the Environmental Protection Agency and the primary responsible parties at the Anniston site and legal reserve charges in the amount of $1.0 million ($0.6 million after tax) were taken as well. Offsetting these amounts was income of $3.6 million ($2.2 million after tax) related to recognition of third party environmental recoveries primarily at our Front Royal site.

Net Income decreased to $37.7 million for the three months ended March 31, 2006 from $64.5 million for the prior period. The decrease was primarily due to a decrease in gains from discontinued operations, as well as the aforementioned $30 million European Commission fine. These decreases were partially offset by higher earnings in all of our segments and lower interest expense.

Other Financial Data

The following line items from our segment profit and loss statement are used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 18 to our 2005 consolidated financial statements in our 2005 10-K).

Corporate expenses were $11.3 million in first quarter of 2006 compared to $11.2 million in the first quarter of 2005, essentially level with one year ago.

Other Income (Expense), Net. Other expense increased to $1.3 million in the first quarter of 2006 from income of $1.6 million in the same period of 2005. The increase was due to a gain on the settlement of certain energy contracts recorded in the first quarter of 2005 which was not repeated in the first quarter of 2006 as well as the recognition of stock compensation expense in the first quarter of 2006 associated with our adoption of SFAS 123R. Offsetting these increases in the first quarter of 2006 was a gain due to a refund of previously submitted payroll taxes.

SEGMENT RESULTS – Three months ended March 31, 2006 compared to Three months ended March 31, 2005

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 17 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 18 of our 2005 consolidated financial statements in our 2005 10-K.

Agricultural Products

(in Millions)	Three Months Ended March 31,		Increase/ (Decrease)
	2006	2005	$	%
Revenue	$206.6	$198.1	8.5	4.3
Operating Profit	54.7	33.6	21.1	62.8

Revenue in Agricultural Products was $206.6 million, an increase of 4 percent compared with the prior year quarter. Sales increased significantly in North America driven by higher herbicide sales, as well as the shift of sales from both the fourth quarter of last year and from the second quarter of this year into the first quarter of 2006. Continued growth in Europe and Asia also contributed to revenue growth in the quarter. Partially offsetting this revenue growth were the continued unfavorable impacts of generic bifenthrin competition in North America and modestly lower sales in Brazil due to lower planted cotton acres and more normal pest pressures relative to strong conditions a year ago.

Segment earnings in the quarter were $54.7 million, up $21.1 million or 63 percent versus last year’s quarter due to the higher sales and a more favorable product and geographic mix in North America and Europe. Partially offsetting these increases were the continued impact of generic bifenthrin competition and higher raw material and energy costs.

In 2006, we believe that Agricultural Products sales will be up slightly, driven by continued label expansions, new product introductions and the benefit of a shift in sales from the fourth quarter of 2005, partially offset by the impact of lower North American bifenthrin selling prices. Full-year segment earnings growth is expected to be in the mid-teens, reflecting higher sales and further manufacturing productivity initiatives, partially offset by lower bifenthrin pricing and higher raw material and energy costs. A combination of lower commodity prices and a strengthening Brazilian Real is pressuring the cash flow of our Brazilian customers who sell into U.S. Dollar priced export markets. This has resulted in slower payments from these customers.

Specialty Chemicals

(in Millions)	Three Months Ended March 31,		Increase/ (Decrease)
	2006	2005	$	%
Revenue	$143.2	$136.8	6.4	4.7
Operating Profit	31.5	28.4	3.1	10.9

Revenue in Specialty Chemicals was $143.2 million, an increase of 5 percent versus the prior-year quarter, driven primarily by strong global demand and higher selling prices in lithium. BioPolymer revenue was modestly higher as sales growth to pharmaceutical and food ingredients markets were largely offset by lower sales to pet food, industrial and personal care markets. Segment earnings of $31.5 million increased 11 percent versus the year ago quarter, as a result of the strong lithium performance, partially offset by unfavorable foreign currency translation and higher raw material and energy costs.

In Specialty Chemicals, we expect full-year revenue growth in the low to mid-single digits, as a result of improved volumes and higher selling prices in lithium and BioPolymer. Full-year segment earnings growth in the mid-single digits is expected, driven by higher sales and continued productivity improvements.

Industrial Chemicals

(in Millions)	Three Months Ended March 31,		Increase/ (Decrease)
	2006	2005	$	%
Revenue	$245.2	$218.4	26.8	12.3
Operating Profit	29.2	21.6	7.6	35.2

Revenue in Industrial Chemicals was $245.2 million, an increase of 12 percent from the prior-year quarter, driven by higher selling prices across the group, particularly for soda ash. Segment earnings of $29.2 million increased 35 percent versus the year ago quarter, as higher selling prices were partially offset by higher energy and raw material costs and the absence of profits from Astaris, which was divested in November 2005.

In Industrial Chemicals, we expect full-year revenue growth in the mid-teens, driven by higher selling prices across most businesses, particularly in soda ash. Full-year segment earnings growth of 40-45 percent is expected as a result of the higher selling prices, offset somewhat by higher energy and raw material costs and the absence of Astaris earnings.

LIQUIDITY AND CAPITAL RESOURCES

Domestic Credit Agreement

We have a $850.0 million, five-year credit agreement (the “Domestic Credit Agreement”), which provides for a $600.0 million revolving credit facility ($250.0 million of which is available for the issuance of letters of credit) and a $250.0 million term loan facility. The initial borrowings under the Domestic Credit Agreement, which is unsecured, were used to prepay all borrowings and terminate the previous $600.0 million senior secured credit agreement. The $250.0 million term loan under the Domestic Credit Agreement was prepaid on December 21, 2005 with proceeds from the European Credit Agreement, as described below.

Obligations under the Domestic Credit Agreement bear interest at a floating rate, which is, at our option, either a base rate or a London InterBank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is subject to adjustment based on the rating assigned to the revolving credit facility by each of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Corporation (“S&P”). At March 31, 2006, if we had borrowings under our Domestic Credit Agreement, the applicable borrowing rate would have been 5.6%.

European Credit Agreement

In addition to our Domestic Credit Agreement, we have a credit agreement (the “European Credit Agreement”) which provides for an unsecured revolving credit facility in the amount of €220,000,000. At March 31, 2006, the U.S. dollar-equivalent amount was US $264 million. Borrowings may be denominated in euros or U.S. dollars. FMC and our Dutch finance subsidiary’s direct parent provide guarantees of amounts due under the European Credit Agreement.

Loans under the European Credit Agreement bear interest at a eurocurrency base rate, which for loans denominated in euros is the Euro Interbank Offered Rate, and for loans denominated in dollars is LIBOR in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the rating assigned to the facility or, if the facility is not rated, to FMC by each of Moody’s and S&P. At March 31, 2006, the applicable margin was 0.40 percent. At March 31, 2006, the applicable borrowing rate under the European Credit Agreement was 3.04 percent per annum.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at March 31, 2006.

At March 31, 2006 and December 31, 2005, the European Credit Agreement was fully drawn. We had no borrowings under our Domestic Credit Agreement. Letters of credit outstanding under the Domestic Credit Agreement totaled $119.4 million and $147.4 million at March 31, 2006 and December 31, 2005, respectively. As such, available funds under the Domestic Credit Agreement were $480.6 million and $452.6 million at March 31, 2006 and December 31, 2005, respectively.

Cash and cash equivalents, excluding restricted cash, at March 31, 2006 and December 31, 2005 were $184.1 million and $206.4 million, respectively. At March 31, 2006, we had total debt of $726.6 million as compared to $720.2 million at December 31, 2005. This included $603.5 million and $639.8 million of long-term debt (excluding current portions of $40.8 million and $0.9 million) at March 31, 2006 and December 31, 2005, respectively. Short-term debt, which consists primarily of foreign borrowings, increased to $82.3 million at March 31, 2006 compared to $79.5 million at December 31, 2005.

Statement of Cash Flows

Cash required by operating activities was $16.5 million for the three months ended March 31, 2006 compared to $22.8 million for the three months ended March 31, 2005. The decrease in cash required by operating activities reflected higher earnings, which was partially offset by an increase in accounts receivable due to higher sales and changes in other operating asset and liability accounts.

Cash required by operating activities of discontinued operations was $9.0 million for the first three months of 2006 compared to cash provided of $48.6 million for the first three months of 2005. This change was primarily due to cash proceeds from the sale of a portion of our San Jose property included in the three months ended March 31, 2005.

Cash required by investing activities was $15.5 million for the three months ended March 31, 2006 compared to $10.8 million for the three months ended March 31, 2005. The increase in the first quarter of 2006 was driven primarily by an increase in our capital expenditure spending of approximately $3 million.

Cash provided by financing activities was $18.1 million for the first three months of 2006 compared to $9.5 million for the first three months of 2005. The increase is due to higher borrowings under our foreign credit lines as well as higher cash proceeds due to exercises of employee stock options.

During the first three months of 2006 and 2005, we contributed approximately 76,000 and 87,000 shares of treasury stock to our employee benefit plans having a cost of approximately $4.0 and $2.4 million, respectively, which is considered a non-cash activity.

Commitments and other potential liquidity needs

Our cash needs for 2006 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, environmental spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our $600.0 million Domestic Credit Agreement.

We guarantee the performance by Technologies of a debt instrument outstanding in the principal amount of $3.2 million as of March 31, 2006 and December 31, 2005. We also guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. In addition, we guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of March 31, 2006 and December 31, 2005, these guarantees had maximum potential payments of $7.2 million.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $30.0 million and $30.4 million at March 31, 2006 and December 31, 2005, respectively, and are recorded on the condensed consolidated balance sheets for each date as guarantees of vendor financing.

We continually evaluate our options for divesting real estate holdings and property, plant and equipment that are no longer integral to any of our core operating businesses.

We have an agreement with the City of San Jose for the sale of the remaining approximately 23 acres we own. The City’s obligation to purchase the remaining land is subject to the satisfaction of certain conditions, including a review by the California Department of Toxic Substances Control. On April 20, we received the necessary clearances from the California environmental agency to proceed with the sale of these acres. We anticipate to close on the sale of this property by the end of the second quarter of 2006 and expect to receive approximately $25 million from the sale.

Projected 2006 spending includes approximately $56.7 million of environmental remediation spending, of which approximately $4.5 million relates to Pocatello, approximately $17.0 million relates to the settlement of National Priorities List (NPL) sites in New Jersey, and approximately $ 35.2 million relates to other operating and discontinued business sites. This spending does not include expected spending of approximately $10 million and $6 million in 2006 and 2007, respectively, on capital projects relating to environmental control facilities. Also, we expect to spend in the range of approximately $21 million to $22 million annually in 2006 and in 2007 for environmental compliance costs, which are an operating cost of the company and are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls above the foregoing projections.

On February 24, 2006, our Board of Directors approved the initiation of a quarterly cash dividend of $0.18 per share. On April 20, 2006, we paid dividends aggregating $7.0 million to our shareholders of record as of March 31, 2006. This amount is included in accrued and other liabilities on the condensed consolidated balance sheet as of March 31, 2006.

Additionally, the Board authorized the repurchase of up to $150 million of our common stock. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over the next two years. We did not repurchase any shares for the three months ended March 31, 2006.

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

On October 14, 2003, Solutia, our joint venture partner in Astaris, filed a lawsuit against us with the Circuit Court of St. Louis County, Missouri claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris and also failed to disclose the information we had about the PPA technology. Solutia dismissed this Missouri lawsuit in February 2004, after it had filed a virtually identical lawsuit in the U.S. Bankruptcy Court in the Southern District of New York. Solutia had filed for Chapter 11 bankruptcy protection in that same court on December 17, 2003. Our motion to remove the lawsuit from Bankruptcy Court was granted on June 18, 2004, and the matter is now pending in U.S. District Court for the Southern District of New York. On March 29, 2005, the court dismissed certain of the claims relating to the alleged failure of the PPA technology for lack of standing on the part of Solutia. The PPA technology was not included in the sale to ICL described in Note 5 to the consolidated financial statements in the 2005 10-K and will continue to be owned by Astaris. A trial in this matter is expected to occur later in 2006.

On January 28, 2005 we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006 we received a notice from the European Commission indicating that the Commission imposed a fine on us in the amount of €25 million (US$30 million) as a result of alleged violations prior to the year 2000. In connection with this fine, we have recorded an expense within restructuring and other charges of $30 million for the three months ended March 31, 2006, in our condensed consolidated statements of operations. We intend to appeal the decision of the Commission.

We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. Earlier this year, two hydrogen peroxide producers agreed to plead guilty in this matter and pay a total of $75 million in fines. In connection with these two matters, in February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal Law provides that persons who have been injured by violations of federal anti-trust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada.

We are also party to another anti-trust class action pending in Federal Court in the Eastern District of Pennsylvania, as well as various related state court cases alleging violations of antitrust laws involving our microcrystalline cellulose product. In 2005, the plaintiffs dismissed their claims against our co-defendant Asahi Kasei Corporation for a payment of $25 million.

We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Based on information currently available and established reserves the ultimate resolution of our known contingencies, including the matters described in Note 16, is not expected to have a material adverse effect on our consolidated financial position or liquidity. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, quarterly or annual results of operations or liquidity.

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

At March 31, 2006, our net financial instrument position was a net asset of $2.0 million compared to a net asset of $23.2 million at December 31, 2005. The change in the net financial instrument position was due to lower unrealized gains in our commodity portfolio.

Commodity Price Risk

Energy costs are approximately 10 percent of our cost of sales and services and are well balanced among coal, electricity and natural gas, and to a lesser extent, oil. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas and oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2006 and December 31, 2005 with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in an increase of the net asset position of $13.4 million and $16.5 million at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, a 10 percent decrease in energy market prices would have resulted in a decrease of $13.4 million in the net asset position and as a result would change the net asset position into a net liability position. A 10 percent decrease in energy market prices would result in a decrease of $16.5 million in the net asset position at December 31, 2005.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2006 and December 31, 2005, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in a decrease of $10.1 million and $9.3 million in the net asset position, and as a result, would have changed the net asset position into a net liability position at March 31, 2006 and December 31, 2005, respectively. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in an increase of $15.6 million and $7.9 million in the net asset position at March 31, 2006 and December 31, 2005, respectively.

Interest Rate Risk

Our debt portfolio, at March 31, 2006, is composed of 46 percent fixed-rate debt and 54 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of foreign bank borrowings and variable-rate industrial and pollution control revenue bonds and borrowings under our European Credit Agreement. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt in our debt portfolio at March 31, 2006, a one percentage point increase or decrease in interest rates then in effect would have increased or decreased interest expense for the first three months of the year by $1.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2006. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of March 31, 2006, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2006 and 2005 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended not presented herein; and in our report dated March 7, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania

May 8, 2006

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no material change in the significant legal proceedings from the information reported in Part I, Item 3 of our 2005 10-K.

Item 1A. Risk Factors

There have been no material changes to the risk factors reported in the Part I, Item 1A of our 2005 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As noted in the summary below, we had no repurchases of our common stock during the quarter:

PURCHASES OF EQUITY SECURITIES

Period	Total Number of shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Total Dollars Purchased under the Program	Maximum Dollar Value of shares that May Yet be Purchased Under the Program
January 1-31, 2006	$—	$—	—	$—	$—
February 1-28, 2006	—	—	—	—	150,000,000
March 1-31, 2006	—	—	—	—	150,000,000

Total	$—	$—	—	$—	$150,000,000

ITEM 6. EXHIBITS

Exhibits

+10.1	Incentive Compensation and Stock Plan (Amended and Restated as of February 23, 2006)

+10.2	Nonqualified Stock Option Agreement

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

+	Management contract or compensating plan or arrangement

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF FMC CORPORATION

FOR THE QUARTER ENDED MARCH 31, 2006

Exhibit No.	Exhibit Description
10.1	Incentive Compensation and Stock Plan (Amended and Restated as of February 23, 2006)

10.2	Nonqualified Stock Option Agreement

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION

(Registrant)

By:	/s/ W. KIM FOSTER
W. Kim Foster
Senior Vice President and Chief Financial Officer

Date: May 8, 2006