Form 10-Q
period 2006-06-30
FMC CORP
filed 2006-08-07
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

LARGE ACCELERATED FILER  ☒                    ACCELERATED FILER ☐                    NON-ACCELERATED FILER  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at June 30, 2006
Common Stock, par value $0.10 per share	39,051,804

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in Millions, Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Revenue	$592.3	$565.6	$1,186.4	$1,118.0

Costs and expenses
Costs of sales and services	407.9	387.4	808.3	777.6
Selling, general and administrative expenses	70.5	68.5	138.0	134.0
Research and development expenses	22.6	23.7	44.6	48.3
In-process research and development	2.0	—	2.0	—
Restructuring and other charges	35.7	25.4	66.8	28.7

Total costs and expenses	538.7	505.0	1,059.7	988.6

Income from continuing operations before equity in (earnings) of affiliates, investment gains, minority interests, interest expense, net, loss on extinguishment of debt and income taxes	53.6	60.6	126.7	129.4
Equity in (earnings) of affiliates	(0.7)	(3.2)	(1.3)	(7.5)
Investment gains	—	(9.3)	—	(9.3)
Minority interests	2.5	1.8	4.5	3.1
Interest expense, net	9.2	17.0	17.6	34.0
Loss on extinguishment of debt	—	1.8	—	1.8

Income from continuing operations before income taxes	42.6	52.5	105.9	107.3
Provision for income taxes	7.3	19.2	32.3	38.5

Income from continuing operations	35.3	33.3	73.6	68.8
Discontinued operations, net of income taxes	11.0	(2.1)	10.4	26.9

Net income	$46.3	$31.2	$84.0	$95.7

Basic earnings per common share:
Continuing operations	$0.91	$0.89	$1.91	$1.84
Discontinued operations	0.29	(0.06)	0.27	0.72

Net income	$1.20	$0.83	$2.18	$2.56

Diluted earnings per common share:
Continuing operations	$0.88	$0.85	$1.85	$1.77
Discontinued operations	0.28	(0.05)	0.26	0.69

Net income	$1.16	$0.80	$2.11	$2.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$203.8	$206.4
Trade receivables, net of allowance of $13.7 at June 30, 2006 and $11.0 at December 31, 2005	599.9	494.3
Inventories	196.0	215.7
Prepaid and other current assets	97.3	119.0
Deferred income taxes	36.8	31.9

Total current assets	1,133.8	1,067.3
Investments	26.1	25.3
Property, plant and equipment, net	1,001.9	1,012.0
Goodwill	157.5	148.6
Other assets	113.8	112.2
Deferred income taxes	348.1	374.6

Total assets	$2,781.2	$2,740.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$65.1	$79.5
Current portion of long-term debt	40.8	0.9
Accounts payable, trade and other	254.3	301.0
Accrued and other liabilities	258.3	220.1
Guarantees of vendor financing	23.2	30.4
Accrued pensions and other postretirement benefits, current	10.9	10.9
Income taxes	28.4	16.5

Total current liabilities	681.0	659.3
Long-term debt, less current portion	574.5	639.8
Accrued pension and other postretirement benefits, long-term	114.1	131.6
Environmental liabilities, continuing and discontinued	148.1	163.4
Reserve for discontinued operations	66.0	66.7
Other long-term liabilities	100.4	68.4
Minority interests in consolidated companies	53.7	51.5
Commitments and contingent liabilities (Note 17)
Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2006 or 2005	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2006 and 2005; 46,495,948 issued shares at June 30, 2006 and 45,972,580 issued shares at December 31, 2005	4.6	4.6
Capital in excess of par value of common stock	439.2	427.7
Retained earnings	1,132.2	1,062.2
Accumulated other comprehensive loss	(49.1)	(46.1)
Treasury stock, common, at cost: 7,444,144 shares at June 30, 2006 and 7,456,918 shares at December 31, 2005	(483.5)	(489.1)

Total stockholders’ equity	1,043.4	959.3

Total liabilities and stockholders’ equity	$2,781.2	$2,740.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Revised (1) Six Months Ended June 30,
	2006	2005
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income	$84.0	$95.7
Gain from discontinued operations	(10.4)	(26.9)
Income from continuing operations	73.6	68.8
Adjustments from income from continuing operations to cash (required) provided by operating activities of continuing operations:
Depreciation and amortization	65.6	70.1
Equity in (earnings) of affiliates	(1.3)	(7.5)
Investment gains	—	(9.3)
Restructuring and other charges	66.8	28.7
Deferred income taxes	26.1	17.4
Losses on extinguishment of debt	—	1.8
Minority interests	4.5	3.1
In-process research and development	2.0	—
Other	7.6	8.1
Changes in operating assets and liabilities:
Trade receivables, net	(98.5)	(66.4)
Guarantees of vendor financing	(7.2)	(3.0)
Inventories	24.7	5.1
Other current assets and other assets	(23.2)	3.0
Accounts payable	(54.7)	(73.4)
Accrued and other current liabilities and other liabilities	15.7	55.1
Income taxes	12.1	1.1
Accrued pension and other postretirement benefits, net	(24.7)	(15.1)
Environmental spending, continuing	(2.0)	(1.8)
Restructuring and other spending	(6.5)	(15.1)

Cash provided by operating activities	80.6	70.7

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued	(12.8)	(10.5)
Proceeds from sale of formerly environmentally impaired property	25.3	56.1
Other discontinued spending	(7.4)	(3.9)

Cash provided by operating activities of discontinued operations	5.1	41.7

(1)	See “Reclassifications” in Note 1 to our condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Six Months Ended June 30,
	2006	2005
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	(45.9)	(36.6)
Proceeds from disposal of property, plant and equipment	3.1	1.3
Proceeds from sales of investment and assets held for sale	9.6	13.7
Decrease in investments	0.7	—

Cash required by investing activities	(32.5)	(21.6)

Cash provided (required) by financing activities:
Increase (decrease) in other short-term debt	(14.4)	15.0
Net decrease in restricted cash	—	9.7
Financing fees	—	(2.2)
Proceeds from borrowings	—	100.0
Repayment of long-term debt	(42.4)	(160.2)
Distributions to minority partners	(2.9)	(1.5)
Dividends	(7.0)	—
Issuances of common stock, net	29.8	23.7
Repurchases of common stock	(20.8)	—

Cash required by financing activities	(57.7)	(15.5)

Effect of exchange rate changes on cash and cash equivalents	1.9	(18.6)

Increase (decrease) in cash and cash equivalents	(2.6)	56.7
Cash and cash equivalents, beginning of period	206.4	212.4

Cash and cash equivalents, end of period	$203.8	$269.1

Supplemental disclosure of cash flow information: Cash paid for interest was $22.4 million and $38.4 million, and cash paid for income taxes, net of refunds was $5.9 million net refunds and $14.3 million net payments for the six months ended June 30, 2006 and 2005, respectively. In the first six months of 2006 and 2005, we contributed approximately 132,000 and 151,000 shares of treasury stock to our employee benefit plans with a cost of $8.1 million and $5.6 million, respectively, which is considered a non-cash activity.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the six months ended June 30, 2006 and 2005, and our financial position as of June 30, 2006. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet as of June 30, 2006, and the related condensed consolidated statement of operations for the six months ended June 30, 2006 and 2005, and condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.

Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005 (the “2005 10-K”).

Reclassifications

Certain prior year amounts have been reclassified to conform to the current period’s presentation. Our condensed consolidated statements of cash flows for the six months ended June 30, 2005 have been revised to include a reconciliation between net income and income from continuing operations. Additionally we have revised a title as “cash provided (required) by operating activities of discontinued operations”. Historically the cash used in this section relates to our operating cash requirements of discontinued operations.

Note 2: Stockholders’ Equity

Stock Compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) on January 1, 2006, which requires that compensation expense be recognized in the financial statements for all share options and other equity-based compensation. Under the provisions of SFAS 123R, share-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period.

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

We have various share-based compensation programs, which provide for awards of stock options and restricted stock to employees and outside directors. These programs are described in further detail in Note 13 to the 2005 consolidated financial statements in our Form 10-K. The terms of the share-based awards under these programs are fixed at the date of grant. As of June 30, 2006, we had a total of 2.6 million shares available for future grants of share-based awards. On April 25, 2006, the stockholders approved our proposed reallocation of 1.3 million shares available for stock option awards to shares available for restricted stock, restricted stock units, and management incentive awards, as reported in Note 13 to our consolidated financial statements in our Form 10-K.

We recognized a total of $2.2 million ($1.4 million after-tax) and $3.7 million ($2.4 million after-tax) in share-based compensation expense during the three and six months ended June 30, 2006. This expense is classified as selling, general and administrative in our condensed consolidated statement of operations. The incremental effect of the adoption of SFAS 123R on both our basic and diluted earnings per share for the three and six months ended June 30, 2006 was $.02 and $.03, respectively.

We received $18.2 million in cash related to stock option exercises for the six months ended June 30, 2006. We did not recognize any excess tax benefit in our condensed consolidated balance sheet at June 30, 2006 from the exercise of stock options and the vesting of restricted stock occurring during the six months ended June 30, 2006, due to our net operating loss carryforward position. As a result, there were no tax-related cash inflows from financing activities tied to the exercise of stock options and the vesting of restricted stock occurring during the six months ended June 30, 2006. In addition, the shares used for the exercise of stock options occurring during the six months ended June 30, 2006 came from newly issued shares. Information on the valuation and accounting for our various programs is described below:

Stock Options

Under the FMC Corporation Incentive Compensation and Stock Plan (the “Plan”), employees and outside directors are eligible to receive awards of options to purchase shares of our common stock. The exercise price per share for each award equals the market price per share of our common stock on the date of grant. Options currently granted under the Plan cliff vest three years from the date of grant and remain exercisable for ten years from the date of grant.

The grant-date fair value of the stock options we granted in the six months ended June 30, 2006 was estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified approach prescribed by Staff Accounting Bulletin No. 107 (SEC’s interpretation of SFAS No. 123R). The risk-free rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects our recent announcement of the payment of a dividend on our common stock.

Black Scholes valuation assumptions for 2006 stock option grant

Expected dividend yield	1.2%
Expected volatility	32.0%
Expected life (in years)	6.5
Risk-free interest rate	4.6%

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 was $22.94 per share.

The following table shows our employee stock option activity for the six months ended June 30, 2006:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
	Number of Shares in Thousands			(In Millions)
December 31, 2005 (1,559 shares exercisable)	2,613	5.6	$31.12	—

Granted	194	—	$62.55	—
Exercised	(677)	—	$26.18	$23.1
Forfeited	(10)	—	$44.31	—

June 30, 2006 (1,469 shares exercisable)	2,120	6.0	$35.52	$61.2

The number of stock options indicated in the above table as being exercisable as of June 30, 2006 had an intrinsic value of $51.1 million, a weighted-average remaining contractual term of 4.8 years, and a weighted-average exercise price of $29.64.

We recognized $1.0 million ($0.6 million after-tax) and $1.6 million ($1.0 million after-tax) in compensation expense related to stock options for the three and six months ended June 30, 2006. We applied a forfeiture rate assumption of two percent per stock option grant in the calculation of such expense.

As of June 30, 2006, we had total remaining unrecognized compensation cost related to unvested stock options of $6.7 million which will be amortized over the weighted-average remaining requisite service period of approximately 2.1 years.

Restricted Stock

The grant-date fair value of restricted stock awards under the Plan is based on the market price per share of our common stock on the date of grant, and the related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which is typically three years.

The following table shows our employee restricted stock activity for the six months ended June 30, 2006.

	Number of shares	Weighted-Average Grant Date Fair Value
	Number of Shares in Thousands
Nonvested at December 31, 2005	363	$36.57

Granted	60	$62.55
Vested	(82)	$43.48
Forfeited	(3)	$42.21
Nonvested at June 30, 2006	338	$39.73

We recognized $1.2 million ($0.8 million after-tax) and $2.1 million ($1.4 million after-tax) in compensation expense related to restricted stock for the three and six months ended June 30, 2006. We applied a forfeiture rate assumption of one percent per grant in the calculation of such expense. As of June 30, 2006, we had total remaining unrecognized compensation cost related to unvested restricted stock of $7.3 million which will be amortized over the weighted-average remaining requisite service period of approximately 2.1 years.

Directors’ Plan

Our Compensation Plan for Non-employee Directors (the “Directors’ Plan”) has been treated as a sub plan under the Plan since 2003 and equity awards thereunder have been treated as awards made under the Plan. There were no new grants of common stock options under the Directors’ Plan for the three and six months ended June 30, 2006 and 2005. There were no unvested stock options under the Directors’ Plan for the three and six months ended June 30, 2006 and 2005. There were stock options exercised for 858 shares for the three months ended June 30, 2006 at a weighted-average exercise price of $33.76. There were grants of 9,048 and 9,711 restricted stock units under the Directors’ Plan for the three months ended June 30, 2006 and 2005, respectively. There was no other significant activity related to the Directors’ Plan for the three and six months ended June 30, 2006 and 2005.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No 123 to our stock compensation plans for the prior period:

(in Millions, Except Per Share Data)	Three months Ended June 30, 2005	Six months Ended June 30, 2005

Net income, as reported	$31.2	$95.7

Add: Total stock-based compensation expense included in reported net income, net of related tax effects	0.8	1.1
Deduct: Total stock-based compensation expense determined under a fair value based method, net of related tax effects	(1.3)	(2.1)

Pro forma net income	$30.7	$94.7

Basic earnings per common share:
As reported	$0.83	$2.56
Pro forma	$0.82	$2.53
Diluted earnings per common share:
As reported	$0.80	$2.46
Pro forma	$0.78	$2.43

The weighted-average fair value per share of stock options granted in the six months ended June 30, 2005 was $16.48, based on the grant-date fair value estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of zero, expected volatility of 31 percent, risk-free interest rate of 3.8 percent, and expected life of five years.

Dividends and Share Repurchases

On February 24, 2006, our Board of Directors approved the initiation of a quarterly cash dividend of $0.18 per share. For the first six months of 2006, we declared dividends aggregating $14.0 million to our shareholders of record. Of this amount, $7.0 million is included in accrued and other liabilities on the condensed consolidated balance sheet as of June 30, 2006.

Additionally, the Board authorized the repurchase of up to $150 million of our common stock. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over the next two years. In the first six months of 2006, we repurchased 315,161 shares at an aggregate cost of $20.0 million under this program. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans.

Note 3: Recently Adopted and Issued Accounting Pronouncements and Regulatory Items

New accounting standards

In July of 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. We are required to adopt this Interpretation in 2007. We are currently evaluating the effect that this Interpretation will have on our consolidated financial statements.

In June of 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. The scope of this consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to sales, use, value added and some excise taxes. Additionally, this issue seeks to address how a company should address the disclosure of such items in interim and annual financial statements, either gross or net pursuant to APB Opinion No. 22 “Disclosure of Accounting Policies”. We are required to adopt this statement starting in 2007. We are currently evaluating the effect this consensus will have on our consolidated financial statements.

In March of 2006, the FASB issued Statement of Financial Accounting Standards No. 156 “Accounting for Servicing of Financial Assets”. This statement amends Statement No. 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement also addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. We are required to adopt this statement starting in 2007. We are currently evaluating the effect this statement will have on our consolidated financial statements.

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

Recently adopted

On March 15, 2006, we adopted EITF Issue No. 04-13 “Accounting for Purchases and Sales of Inventory with the Same Counterparty”. Under this consensus we are required to record sales and purchases of inventory between the entity and the same counterparty as one transaction when such transactions are entered into in contemplation of each other. The adoption of EITF 04-13 did not have an effect on our consolidated financial statements.

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

Note 4: Goodwill and Intangible Assets

Goodwill at June 30, 2006 and December 31, 2005 was $157.5 million and $148.6 million, respectively. The majority of goodwill is attributed to an acquisition in the Specialty Chemicals segment. There are no other material indefinite life intangibles, other than goodwill related to this acquisition, at June 30, 2006. The change in goodwill from December 31, 2005 to June 30, 2006 was due to the effect of foreign currency translation on the Euro.

Our definite life intangibles totaled $12.9 million and $13.9 million at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, these definite life intangibles were allocated among our business segments as follows: $10.6 million in Agricultural Products, $0.8 million in Specialty Chemicals and $1.5 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, industry licenses and other intangibles. Amortization was not significant in the periods presented.

Note 5: Financial Instruments and Risk Management

The portion of derivative gains or losses excluded from assessments of hedge effectiveness related to our outstanding cash flow hedges which were recorded to earnings during the six months ended June 30, 2006 and 2005 was immaterial.

At June 30, 2006, the net deferred hedging loss in accumulated other comprehensive income was $1.6 million compared to a net gain of $18.0 million at December 31, 2005. Approximately $0.6 million of net losses are expected to be recognized in earnings during the twelve months ending June 30, 2007, as the underlying hedged transactions are realized, and net losses of $1.0 million are expected to be recognized at various times subsequent to June 30, 2007 and continuing through December 31, 2007.

In the first quarter of 2005, we settled certain energy forward contracts for which a portion of the original forecasted underlying energy purchase transactions became no longer probable. We recognized a gain of $2.9 million in our condensed consolidated statement of operations.

Note 6: Inventory

Inventories consisted of the following:

	June 30, 2006	December 31, 2005
	(in Millions)
Finished goods and work in process	$138.1	$159.0
Raw materials	57.9	56.7

Net inventory	$196.0	$215.7

Note 7: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2006	December 31, 2005
	(in Millions)
Property, plant and equipment	$2,897.9	$2,837.1
Accumulated depreciation	1,896.0	1,825.1

Property, plant and equipment, net	$1,001.9	$1,012.0

As of June 30, 2006, the balance of our asset retirement obligations was $6.0 million, unchanged from December 31, 2005. A more complete description of this item can be found in Note 2 to our 2005 consolidated financial statements on our 2005 Form 10-K.

Note 8: In-process Research and Development

On June 14, 2006, our Agricultural Products segment entered into development agreements with a third-party company, whereby we were given the right to further develop one of such party’s products in certain geographic markets. Under the agreements, we paid $2.0 million and have recorded this amount as a charge to in-process research and development.

Note 9: Restructuring and other charges

Six months Ended June 30, 2006

Plant Building Abandonment

In the second quarter of 2006, we committed to the abandonment of a building in our Agricultural Products segment and recorded a charge of $6.1 million.

Research and Development Redeployment

On April 12, 2006, we announced a plan to redeploy our discovery research and development resources within our Agricultural Products segment to shorten the innovation cycle and accelerate the delivery of new products and technologies. We incurred $3.0 million of severance charges as a result of this decision. These severance costs related to approximately 70 people, most of whom have either separated from us as of June 30, 2006 or will separate from us by the end of 2006. The severance costs are expected to result in reduced discovery spending. We also abandoned assets as a result of these decisions and recorded a charge of $1.9 million.

Additionally, on June 21, 2006, we and Bayer CropScience AG entered into an agreement whereby Bayer has acquired the rights to our insecticides discovery pipeline. The agreement enables Bayer to discover and commercialize new compounds from this pipeline. As part of the agreement, we will receive royalty and milestone payments on the compounds that are commercialized. We also received access to two of Bayer’s products for premixes with our products.

MCC Legal Settlement

In July of 2006, we reached an agreement in principle to settle a federal class action lawsuit alleging violations of antitrust laws involving our microcrystalline cellulose (“MCC”) product in our Specialty Chemicals business in the amount of $25.0 million. This amount has been reflected in restructuring and other charges in our condensed consolidated statement of operations for the three and six months ended June 30, 2006. See Note 17 for further details on this matter.

European Commission Fine

On April 26, 2006, the European Commission imposed a fine on us regarding alleged violations of competition law in the hydrogen peroxide business in Europe prior to the year 2000 which we have appealed. This fine is associated with our Industrial Chemicals segment. We have recorded a €25 million (U.S. $30 million) charge for this fine. The amount has been reflected in restructuring and other charges in our condensed consolidated statement of operations for the six months ended June 30, 2006. Since we are not required to make the payment during the appeal process, which is expected to extend beyond one year, the liability has been classified as a long-term in the condensed consolidated balance sheets as of June 30, 2006. See Note 17 for further details on this matter.

Other Items

Additional restructuring and other charges for 2006 totaled $0.8 million. These charges included $0.6 million of asset abandonment charges in our Industrial Chemicals segment and $0.8 million of charges to increase legal fee reserves related to ongoing environmental matters. Offsetting these charges was a gain of $0.6 million in our Specialty Chemicals segment from the completion of the sale of our previously disclosed assets held for sale related to our Copenhagen, Denmark carrageenan plant which we closed in 2005. The gain represented the difference between the asset held for sale balance and the final proceeds. The final proceeds from the sale totaled $9.6 million.

Restructuring spending, net of recoveries, during the six months ended June 30, 2006 was primarily for shutdown costs at the Pocatello, Idaho facility and severance payments for previously announced workforce reductions. The following table shows a rollforward of restructuring and other reserves for the first six months of 2006 and the related spending and other changes:

			Workforce Related
(in Millions)	U.S. Phosphorus Chemicals Business (1)		and Facility Shutdown and Other (2)	Total
	Pocatello Shutdown	Tribal Fund
Balance at 12/31/2005	$28.0	$2.0	$5.4	$35.4
Increase in reserves	0.8	—	3.0	3.8
Cash payments	(3.6)	—	(2.9)	(6.5)

Balance at 6/30/2006 (3)	$25.2	$2.0	$5.5	$32.7

(1)	All phosphorus restructuring and other charges were primarily recorded in 2001.
(2)	Primarily severance costs and asset retirement obligations. The asset abandonment charges noted above impacted our property, plant and equipment balances and are not included in the above table. Additionally, the European Commission fine and MCC Legal Settlement are included as a component of our other long-tem and current liabilities balance, respectively, on our condensed consolidated Balance Sheets and are not included in the above table.
(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.

Six months Ended June 30, 2005

Restructuring and other charges for the six months ended June 30, 2005 totaled $28.7 million. This amount primarily related to our April 26, 2005 decision to close our Copenhagen, Denmark carrageenan plant and a blending facility in Bezons, France in our Specialty Chemicals segment. We recorded restructuring and other charges totaling $20.6 million associated with these closings consisting of (i) plant and equipment impairment charges of $17.4 million, (ii) severance and employee benefits of $2.4 million and (iii) other costs of $0.8 million.

Additional restructuring and other charges in 2005 totaling $8.1 million related to the abandonment of assets in our Agricultural Products segment as well as various severance charges. We committed to the abandonment of certain assets in our Agricultural Products segment before the end of their previously estimated useful life and we recorded charges of $5.1 million. Severance costs related to either the closure of certain facilities or segment workforce restructurings amounted to $2.2 million for the six months ended June 30, 2005. These severance costs were recorded in our Specialty Chemicals ($1.6 million) and Agricultural Products ($0.6 million) segments and related to 20 and 30 people. We also incurred $0.7 million of costs in our Agricultural Products segment primarily due to a lease termination related to a facility shutdown.

Note 10: Debt

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	June 30, 2006	December 31, 2005
Short-term debt	$65.1	$79.5
Current portion of long-term debt	40.8	0.9

Total debt maturing within one year	$105.9	$80.4

Short-term debt consisted of foreign credit lines at June 30, 2006 and December 31, 2005. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Long-term debt:

Long-term debt consists of the following:

(in Millions)	June 30, 2006
	Interest Rate Percentage	Maturity Date	6/30/2006	12/31/2005
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	3.40 –7.05	2007-2035	$217.3	$217.5
Debentures (less unamortized discounts of $0.2 million and $0.2 million, respectively)	7.75	2011	45.3	45.3
Medium-term notes (less unamortized discounts of $0.1 million and $0.1 million, respectively)	7.00 –7.32	2007-2008	117.4	117.4
European revolving credit facility	3.59	2010	235.2	260.3
Other	2.50	2007	0.1	0.2

Total debt			615.3	640.7
Less: debt maturing within one year			40.8	0.9

Total long-term debt			$574.5	$639.8

We had no borrowings under our Domestic Credit Agreement at June 30, 2006 and December 31, 2005. Letters of credit outstanding under the Domestic Credit Agreement totaled $122.8 million and $147.4 million at June 30, 2006 and December 31, 2005, respectively. Available funds under the Domestic Credit Agreement were $477.2 million at June 30, 2006, compared to $452.6 million at December 31, 2005.

At June 30, 2006, we had $235.2 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement, resulting in available funds of $41.6 million. This facility was fully drawn at December 31, 2005.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at June 30, 2006.

A more complete description of our credit agreements is included in Note 10 to our 2005 consolidated financial statements in our 2005 Form 10-K.

Note 11: Discontinued Operations

Our results of discontinued operations were comprised of the following:

	Six Months Ended June 30,
(in Millions)	2006	2005
Income from sale of real estate property in San Jose (net of income tax expense of $9.9 and $22.6 million), respectively	$14.2	$32.9
Provision for liability related to San Jose land sale (net of income tax benefit of $2.3 million)	—	(3.7)
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously reserved discontinued operations (net of income tax benefit of $0.1 million and income tax expense of $0.5 million in 2006 and 2005, respectively)	(0.1)	0.9
Provision for environmental liabilities and legal reserves related to previously discontinued operations (net of income tax benefit of $2.3 million and $1.9 million in 2006 and 2005, respectively)	(3.7)	(3.2)

Discontinued operations, net of income taxes	$10.4	$26.9

2006

On May 24, 2006, we completed the sale of 23 acres of land located in San Jose, California to the City of San Jose for $25.3 million. This sale completes the sale of land that was formerly used by FMC’s defense business, which was divested in 1997. We sold an adjacent 52 acres to the City of San Jose in February 2005 for $56.1 million. This sale resulted in income of $24.1 million ($14.2 million after tax).

During the first six months of 2006, we recorded a $6.0 million ($3.7 million after tax) charge to discontinued operations primarily related to environmental issues and legal reserves. We recorded legal reserves in the amount of $6.7 million ($4.2 million after tax), offset by reserve adjustments of $0.7 million ($0.5 million after tax), primarily in recognition of a settlement between FMC and other potentially responsible parties at the Anniston, Alabama site. (See a rollforward of our environmental reserves in Note 12.)

At June 30, 2006 and December 31, 2005, substantially all other discontinued operations reserves recorded on our condensed consolidated balance sheets were related to other post-retirement benefit liabilities, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 2001.

2005

As discussed above, on February 17, 2005, we completed the sale to the City of San Jose, California of approximately 52 acres of land used by our former Defense Systems operations. Proceeds from the sale were $56.1 million. In conjunction with the sale, we recorded a $6.0 million ($3.7 million after tax) liability associated with land improvements on these properties. This liability is contractual and is for land improvements necessary to improve traffic flow in the area.

Additionally, during the first six months of 2005, we recorded a $5.1 million ($3.2 million after tax) charge to discontinued operations related to environmental issues and legal reserves, and a reduction in other discontinued operations reserves of $1.4 million ($0.9 million after tax), which includes $0.8 million ($0.5 million after tax) for workers’ compensation, and $0.6 million ($0.4 million after tax) for other postretirement benefits due to the effects of the Medicare Act (See Note 3 to our consolidated financial statements in our 2005 Form 10-K). Environmental charges of $4.0 million ($2.5 million after tax) were taken to increase our reserves in recognition of our share of liability related to an anticipated consent order between the EPA and the primary responsible parties at the Anniston, Alabama site and related costs to construct a water treatment facility in Fresno, California. In addition, legal reserve charges in the amount of $5.4 million ($3.3 million after tax) were taken as well. Offsetting these amounts was $4.3 million ($2.6 million after tax) in recognition of third-party environmental recoveries related to various sites, primarily our Front Royal, Virginia, site.

Note 12: Environmental Obligations

We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $172.8 million and $191.1 million, excluding recoveries, have been provided at June 30, 2006 and December 31, 2005, respectively.

At June 30, 2006 and December 31, 2005, expected recoveries were $18.4 million and $20.7 million, respectively, with the majority at each date relating to existing contractual arrangements with U.S. government agencies and insurance carriers. Cash recoveries recorded as realized claims against third parties were $2.6 million in the first six months of 2006. Total cash recoveries recorded for the year ended December 31, 2005 were $7.0 million.

The long-term portions of environmental reserves, net of recoveries, totaling $148.1 million and $163.4 million at June 30, 2006 and December 31, 2005, respectively, are included in environmental liabilities, continuing and discontinued. The short-term portion of continuing obligations is recorded as accrued and other liabilities.

We have estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $85.0 million at June 30, 2006 and may be satisfied over the next twenty years or longer. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. We believe the liability arising from these potential environmental obligations is not likely to have a materially adverse effect on our liquidity or financial condition.

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2005 to June 30, 2006.

	Operating and Discontinued Sites (1)	Pocatello		Total
(in Millions)		Pre-existing (3)	Remediation from Pocatello Shutdown (4)
Total environmental reserves, net of recoveries at December 31, 2005 (2)	$133.9	$14.8	$21.7	$170.4

2006:
Provision (see note 9)	(0.8)	0	0.8	0
Spending, net of cash recoveries	(13.9)	(0.9)	(1.2)	(16.0)

Net change	(14.7)	(0.9)	(0.4)	(16.0)

Total environmental reserves, net of recoveries at June 30, 2006 (3)	$119.2	$13.9	$21.3	$154.4

Environmental reserves, current, net of recoveries	2.6	2.8	0.9	6.3
Environmental reserves, long-term continuing and discontinued, net of recoveries	116.6	11.1	20.4	148.1

Total environmental reserves, net of recoveries at June 30, 2006 (3)	$119.2	$13.9	$21.3	$154.4

(1)	“Current” includes only those reserves related to continuing operations.
(2)	Balance includes environmental remediation reserves related to the shutdown of Pocatello recorded as part of Pocatello shutdown, remediation and other charges in 2001. (See rollforward of restructuring and other charges table in Note 9.)
(3)	Pocatello remediation reserve created prior to the decision to shutdown the facility in 2001.
(4)	Additional remediation reserves recorded at the time of the Pocatello shutdown (Note 9).

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 11 to our 2005 consolidated financial statements in our 2005 Form 10-K.

Note 13: Earnings Per Share

Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share (“Diluted EPS”) consider the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were no potential common shares excluded from Diluted EPS for the three months ended June 30, 2006. There were approximately 199,000 potential common shares excluded from Diluted EPS for the six months ended June 30, 2006. There were no excluded potential common shares from Diluted EPS for the three and six months ended June 30, 2005.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions Except Share and Per Share Data)	Three months Ended June 30,		Six months Ended June 30,
	2006	2005	2006	2005
Earnings (loss):
Income from continuing operations	$35.3	$33.3	$73.6	$68.8
Discontinued operations, net of income taxes	11.0	(2.1)	10.4	26.9

Net income	$46.3	$31.2	$84.0	$95.7

Basic earnings (loss) per common share
Continuing operations	$0.91	$0.89	$1.91	$1.84
Discontinued operations	0.29	(0.06)	0.27	0.72

Net income	$1.20	$0.83	$2.18	$2.56

Diluted earnings (loss) per common share
Continuing operations	$0.88	$0.85	$1.85	$1.77
Discontinued operations	0.28	(0.05)	0.26	0.69

Net income	$1.16	$0.80	$2.11	$2.46

Shares (in thousands):
Weighted average number of shares of common stock outstanding	38,660	37,591	38,484	37,378
Weighted average additional shares assuming conversion of stock options	1,232	1,576	1,272	1,521

Shares – diluted basis	39,892	39,167	39,756	38,899

Note 14: Comprehensive Income

Comprehensive income (loss) includes all changes in stockholders’ equity during the period except those resulting from investments by shareholders and distributions to shareholders. Our comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 consisted of the following:

(in Millions)	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$46.3	$31.2	$84.0	$95.7
Other comprehensive income (loss):
Foreign currency translation adjustment	12.3	(48.2)	16.4	(83.8)
Net deferral of hedging gains (loss)	(6.0)	1.6	(19.4)	20.5

Comprehensive income (loss)	$52.6	$(15.4)	$81.0	$32.4

Note 15: Pensions and Other Postretirement Benefits

The following table summarizes the components of net annual benefit cost for the three and six months ended June 30, 2006 and 2005:

(in Millions)	Three months ended June 30,				Six months ended June 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2006	2005	2006	2005	2006	2005	2006	2005
Components of net annual benefit cost:
Service cost	$4.4	$4.0	$0.1	$0.1	$8.8	$7.9	$0.2	$0.2
Interest cost	13.3	12.4	0.7	0.7	26.6	24.8	1.4	1.8
Expected return on plan assets	(16.2)	(15.0)	—	—	(32.4)	(29.9)	—	—
Amortization of prior service cost	0.5	0.4	(0.3)	(0.5)	1.0	0.8	(0.6)	(1.0)
Recognized net actuarial (gain) loss	1.3	0.9	(0.2)	(0.3)	2.6	1.8	(0.4)	(0.1)

Net periodic benefit cost from continuing operations	$3.3	$2.7	$0.3	$—	$6.6	$5.4	$0.6	$0.9

We made voluntary cash contributions to our U.S. defined benefit pension plan of $19.9 million and $10.0 million in the six months ended June 30, 2006 and 2005, respectively. We expect that our total voluntary cash contributions to the plan for 2006 will be approximately $30 million.

Note 16: Income Taxes

Income tax expense was $32.3 million for the six months ended June 30, 2006 compared to expense of $38.5 million for the six months ended June 30, 2005. Included in tax expense for the six months ended June 30, 2005 was $5.9 million of charges associated with adjustments to deferred income tax liabilities.

Note 17: Guarantees, Commitments, and Contingencies

Guarantees

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2006:

(in Millions)	June 30, 2006
Guarantees:
- Technologies performance guarantees	$3.2
- Guarantees of vendor financing	23.2
- Foreign equity method investment debt guarantees	8.0

Total	$34.4

We guarantee the performance by FMC Technologies, Inc. (“Technologies”) of a debt instrument outstanding in the principal amount of $3.2 million as of June 30, 2006 and December 31, 2005.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $23.2 million and $30.4 million at June 30, 2006 and December 31, 2005, respectively, and are recorded on the condensed consolidated balance sheets for each date as guarantees of vendor financing.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of June 30, 2006, these guarantees had maximum potential payments of $8.0 million, compared to $7.2 million at December 31, 2005.

Other Commitments and Contingencies

During 2004, we reached agreement in principle with the EPA and the U. S. Department of Justice to settle certain liabilities at two environmental remediation sites in New Jersey, with a Consent Decree having been negotiated earlier this year. The Consent Decree will be final upon entry by the Court later in 2006.

On October 14, 2003, Solutia, our joint venture partner in Astaris, filed a lawsuit against us with the Circuit Court of St. Louis County, Missouri claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris and also failed to disclose the information we had about the PPA technology. Solutia dismissed this Missouri lawsuit in February 2004, after it had filed a virtually identical lawsuit in the U.S. Bankruptcy Court in the Southern District of New York. Solutia had filed for Chapter 11 bankruptcy protection in that same court on December 17, 2003. Our motion to remove the lawsuit from Bankruptcy Court was granted on June 18, 2004, and the matter is now pending in U.S. District Court for the Southern District of New York. On March 29, 2005, the court dismissed certain of the claims relating to the alleged failure of the PPA technology for lack of standing on the part of Solutia. The PPA technology was not included in the sale to Israeli Chemicals Limited and will continue to be owned by Astaris. A trial in this matter is expected to occur later in 2006 or in 2007, although the Court has rejected Solutia’s demand for a jury.

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005, and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission has imposed a fine on us in the amount of €25.0 million (U.S. $30.0 million) as a result of alleged violations during the period 1997-1999. In connection with this fine, we have recorded an expense of US $30.0 million in our condensed consolidated statements of operations for the six months ended June 30, 2006. This expense is included as a component of restructuring and other charges. Both we and Foret have appealed the decision of the Commission.

We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. Earlier this year, two hydrogen peroxide producers agreed to plead guilty in this matter and to pay a total of $75.0 million in fines. In connection with these two matters, in February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal anti-trust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada.

We are also party to another antitrust class action pending in Federal Court in the Eastern District of Pennsylvania, as well as various related state court cases alleging violations of antitrust laws involving our microcrystalline cellulose product. In 2005, the plaintiffs dismissed their claims against our co-defendant, Asahi Kasei Corporation for a payment of $25.0 million. As a result of motions by the Company to disqualify the plaintiffs’ economic experts, the experts’ reports were required to be revised. At the oral hearing on these motions, the Court requested that the parties engage in settlement discussions. A mediation before a magistrate judge was held on July 21, 2006. As a result of the mediation, we reached an agreement in principle to settle the federal class action lawsuit for the same amount paid by our do-defendant, $25.0 million. In connection with this settlement, we have recorded an expense of $25.0 million in our condensed consolidated statements of operations for the three and six months ended June 30, 2006. This expense is included as a component of restructuring and other charges. This settlement is subject to approval by the Federal Court, which is expected to take a few months. Although we believe the plaintiffs’ allegations were without merit, we made the business decision to settle the matter in view of significant ongoing costs and hazards of litigation.

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

Note 18: Segment Information

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue
Agricultural Products	$184.4	$196.4	$391.0	$394.5
Specialty Chemicals	156.6	148.7	299.8	285.5
Industrial Chemicals	252.3	221.5	497.5	439.9
Eliminations	(1.0)	(1.0)	(1.9)	(1.9)

Total	$592.3	$565.6	$1,186.4	$1,118.0

Income (loss) from continuing operations before income taxes
Agricultural Products	$44.5	$44.6	$99.2	$78.2
Specialty Chemicals	35.9	32.0	67.3	60.4
Industrial Chemicals	24.9	24.5	54.2	46.1
Eliminations	—	0.1	—	0.4

Segment operating profit	105.3	101.2	220.7	185.1
Corporate	(11.2)	(11.1)	(22.5)	(22.3)
Other income (expense), net	(4.6)	(2.2)	(5.9)	(0.6)
Operating profit before restructuring and other charges, in-process research and development, investment gains, interest expense, net, loss on extinguishment of debt, and affiliate interest expense	89.5	87.9	192.3	162.2
In-process research and development (1)	(2.0)	—	(2.0)	—
Restructuring and other charges (2)	(35.7)	(25.4)	(66.8)	(27.7)
Investment gains (3)	—	9.3	—	9.3
Interest expense, net	(9.2)	(17.0)	(17.6)	(34.0)
Loss on extinguishment of debt (4)	—	(1.8)	—	(1.8)
Affiliate interest expense (5)	—	(0.5)	—	(0.7)

Total	$42.6	$52.5	$105.9	$107.3

(1)	See Note 8.
(2)	See Note 9 for details of restructuring and other charges. Included in the six months ended June 30, 2005 was a $1.0 million-income representing adjustments to liabilities related to restructuring and other charges recorded by Astaris. These amounts are included in “Equity in (earnings) of affiliates” in our condensed consolidated statements of operations.
(3)	Please see Note 5 to our 2005 consolidated financial statements in our 2005 Form 10-K.
(4)	Please see Note 10 to our 2005 consolidated financial statements in our 2005 Form 10-K.
(5)	Our share of interest expense of Astaris, (the phosphorus joint venture now known as Siratsa, LLC) prior to the sale of substantially all of its assets in 2005. The equity in earnings of the joint venture is included in the Industrial Chemicals segment.

Note 19: Other Events

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

We further caution that the list of risk factors in Item1A in Part 1 of the 2005 10-K may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

We had good performance across all of our businesses for the three and six months ended June 30, 2006. Consolidated revenue was up 5 percent and 6 percent for the three and six-months ended June 30, 2006, respectively. Increased operating profit in all of our segments as well as lower interest expense favorably impacted our consolidated results. All of our segments continue to be impacted by higher energy and raw material costs. Included in our net income were various restructuring and other charges which are described in more detail below under results of operations. Our segment results were favorably impacted by the following:

•	Industrial Chemicals continues to realize significant operating leverage through its businesses and benefited from price increases particularly in soda ash.

•	Agricultural Products’ earnings were favorable due to improved margins as a result of improved product mix and continued supply chain productivity improvements which significantly outpaced the unfavorable impacts of generic competition.

•	Specialty Chemicals revenues and earnings were driven by strong global demand and higher selling prices for Lithium and pharmaceutical excipients in BioPolymer.

Additionally, during the first six months of 2006 the Board of Directors approved the initiation of a quarterly cash dividend of $0.18 per share and the Board authorized the repurchase of up to $150.0 million of our common stock. We declared dividends aggregating $14.0 million to our shareholders of record during the first six months of 2006 and we repurchased 315,161 shares at an aggregate cost of $20.0 million under the repurchase program.

RESULTS OF OPERATIONS

Overview –

(in Millions, Except Per Share Data)	For the Three months Ended June 30,				For the Six months Ended June 30,
	2006		2005		2006		2005
		Per Share Diluted		Per Share Diluted		Per Share Diluted		Per Share Diluted
Consolidated Revenue	$592.3		$565.6		$1,186.4		$1,118.0
Net income	$46.3	$1.16	$31.2	$0.80	$84.0	$2.11	$95.7	$2.46
Net income included the following after-tax (income) charges:
Restructuring and other charges	22.0	0.56	22.4	0.57	52.7	1.32	24.4	0.62
In-process research and development	1.2	0.03	—	—	1.2	0.03	—	—
Astaris restructuring (1)	—	—	—	—	—	—	(0.6)	(0.01)
Loss on extinguishment of debt	—	—	1.1	0.03	—	—	1.1	0.03
Investment gains	—	—	(4.0)	(0.10)	—	—	(4.0)	(0.10)
Tax adjustments	—	—	—	—	—	—	5.9	0.15
Discontinued operations	(11.0)	(0.28)	2.1	0.05	(10.4)	(0.26)	(26.9)	(0.69)

After-tax income from continuing operations excluding restructuring and other income and charges (loss) (2)	$58.5	$1.47	$52.8	$1.35	$127.5	$3.20	$95.6	$2.46

(1)	Our share of charges recorded by Astaris, LLC (the phosphorous joint venture now known as Siratsa LLC) prior to the sale of substantially all of its assets, is included in “Equity in (earnings) of affiliates” in the condensed consolidated statement of operations. Income for the six months ended June 30, 2005 represents adjustments to liabilities related to restructuring and other charges recorded by Astaris.
(2)

We believe that the Non-GAAP financial measure “After-tax income from continuing operations, excluding restructuring and other income and charges,” and its presentation on a per-share basis, provides useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP. The after-tax charges (gains) included in net income presented in the chart above can be found in the results of operations discussions below for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005.

See “Segment Results” for a detailed discussion of events affecting our results for the three and six months ended June 30, 2006 and 2005.

CONSOLIDATED RESULTS – Three months ended June 30, 2006 compared to Three months ended June 30, 2005

In the discussion below, please refer to our condensed consolidated statement of operations included in Item I of this Form 10-Q as well as the after-tax charges included in net income in the above table. All comparisons are between the periods unless otherwise noted.

Revenue for the three months ended June 30, 2006 was $592.3 million, an increase of 5 percent compared to the $565.6 million recorded in the prior year period. The increase was primarily due to increased Industrial and Specialty Chemicals sales partially offset by lower Agricultural Products sales.

In-process research and development for the three months ended June 30, 2006 was $2.0 million ($1.2 million after tax). On June 14, 2006, our Agricultural Products segment entered into development agreements with a third-party company, whereby we were given the right to further develop one of such party’s products in certain geographic markets. Under the agreements, we paid $2.0 million and have recorded this amount as a charge to in-process research and development.

Restructuring and other charges totaled $35.7 million ($22.0 million after tax) in the second quarter of 2006 versus $25.4 ($22.4 million after tax) in the prior year period. Charges in the second quarter of 2006 were primarily associated with the following:

•	We reached an agreement in principle to settle a federal class action lawsuit alleging violations of antitrust laws involving our microcrystalline cellulose (MCC) product in our Specialty Chemicals business in the amount of $25.0 million.

•	We committed to the abandonment of a plant building in our Agricultural Products segment and recorded a charge of $6.1 million.

•	On April 12, 2006, we announced a plan to redeploy our discovery research and development resources within our Agricultural Products segment to shorten the innovation cycle and accelerate the delivery of new products and technologies. We incurred $3.0 million of severance charges as a result of this decision. These severance costs related to approximately 70 people, most of whom have either separated from us as of June 30, 2006 or will separate from us by the end of 2006. The severance costs are expected to result in improved cost efficiencies. We also abandoned assets as a result of these decisions and took a charge of $1.9 million as a result of these abandonments.

•	Additional restructuring and other charges for the three months ended June 30, 2006 totaled a net gain of $0.3 million, attributable primarily to the completion of the sale of our previously disclosed assets held for sale related to our Copenhagen, Denmark carrageenan plant which we closed in 2005. This gain in our Specialty Chemicals segment represented the difference between the asset held for sale balance and the final proceeds. The final proceeds from the sale totaled $9.6 million.

Charges in the second quarter of 2005 were primarily as a result of charges associated with our decision to close our Copenhagen, Denmark carrageenan plant and a blending facility in Bezons, France in our Specialty Chemicals segment. These charges totaled $20.6 million and consisted of (i) plant and equipment charges of $17.4 million, (ii) severance and employee benefits of $2.4 million and (iii) other costs of $0.8 million. Additional restructuring and other charges for second quarter of 2005 totaled $4.8 million as a result of a charge for an abandonment of an asset in our Agricultural Products segment as well as various severance charges.

Equity in (earnings) of affiliates. Equity in (earnings) of affiliates was earnings of $0.7 million in the second quarter of 2006 versus earnings of $3.2 million in the prior year period. The decrease was primarily the result of our sale of Astaris and substantially all of its assets which was completed in the fourth quarter of 2005.

Investment gains for the second quarter of 2005 were attributable to the sale of 50% equity method investment in Sibelco. We recorded a gain of $9.3 million ($4.0 million after tax) in conjunction with this sale in our condensed consolidated statement of operations. There were no such gains in 2006.

Interest expense, net for the second quarter of 2006 decreased to $9.2 million compared to $17.0 million in the second quarter of 2005. The decrease primarily reflects lower interest costs and debt levels in the second quarter of 2006 compared to the same period in the prior year.

Loss on extinguishment of debt was $1.8 million ($1.1 million after tax) for the three months ended June 30, 2005. In connection with entering into the 2005 Credit Agreement, we wrote off approximately $1.2 million of deferred financing fees associated with the previous agreement and $0.6 million of fees associated with the new agreement. There was no such expense in the three months ended June 30, 2006.

Provision for income taxes was $7.3 million for the second quarter of 2006 compared to $19.2 million for the prior year period resulting in effective tax rates of 17 percent and 37 percent, respectively. The change in effective rates is primarily a result of a change in the mix of domestic income compared to income earned outside the U.S. as well as an increase to our valuation allowance in the second quarter of 2005 related to the shutdown of operations in Denmark. Income we earn outside the U.S. is typically taxed at rates lower than income earned domestically.

Discontinued operations. Discontinued operations totaled income of $11.0 million for the second quarter of 2006 versus expense of $2.1 million of the second quarter of 2005.

In the second quarter of 2006, we completed the sale of 23 acres of land located in San Jose, California to the City of San Jose for $25.3 million and recognized a net gain of $14.2 million. This sale completes the sale of land that was formerly used by FMC’s defense business, which was divested in 1997. Offsetting this gain was charges of $3.2 million primarily related to legal reserve charges.

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

Net Income increased to $46.3 million for the three months ended June 30, 2006 from $31.2 million for the prior period, primarily reflecting higher earnings from operations, a gain from discontinued operations, partially offset by higher restructuring and other charges.

Other Financial Data

The following line items from our segment profit and loss statement are used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 18 to our 2005 consolidated financial statements on our 2005 10-K).

Corporate expenses were $11.2 million in the second quarter of 2006 compared with $11.1 million in the second quarter of 2005, essentially level from one year ago.

Other Income (Expense), Net. The increase to $4.6 million expense during the three months ended June 30, 2006 versus expense of $2.2 million in the same period of 2005 was due to the recognition of stock compensation expense during the three months ended June 30, 2006 associated with our adoption of SFAS 123R.

SEGMENT RESULTS – Three months ended June 30, 2006 compared to Three months ended June 30, 2005

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relate to our businesses at the segment level is discussed in Note 18 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 18 of our 2005 consolidated financial statements in our 2005 10-K.

Agricultural Products

(in Millions)	Three months Ended June 30,		Increase/ (Decrease)
	2006	2005	$	%
Revenue	$184.4	$196.4	(12.0)	(6.1)
Operating Profit	44.5	44.6	(0.1)	(0.2)

Agricultural Products

Revenue in Agricultural Products of $184.4 million was 6 percent lower than the prior-year quarter. Sales in North America and Europe were lower as a result of the previously reported shift in some product sales from the second quarter of this year into the first quarter of 2006 and the continued impact of generic competition. Revenue in Asia continued to demonstrate favorable growth and Latin American revenue increased modestly.

Segment operating income of $44.5 million was essentially level to the $44.6 million a year ago. Improved margins were achieved as a result of improved product mix and furthered supply chain productivity improvements. These initiatives more than offset the decline in segment revenue and higher raw material costs.

Specialty Chemicals

(in Millions)	Three months Ended June 30,		Increase/ (Decrease)
	2006	2005	$	%
Revenue	$156.6	$148.7	7.9	5.3
Operating Profit	35.9	32.0	3.9	12.2

Revenue in Specialty Chemicals was $156.6 million, an increase of 5 percent versus the prior-year quarter, driven primarily by strong global demand and higher selling prices in Lithium and pharmaceutical excipients in BioPolymer.

Segment operating income of $35.9 million increased 12 percent versus the year ago quarter, as a result of the strong Lithium and pharmaceutical excipients performance, partially offset by unfavorable foreign currency translation and higher raw material and energy costs.

Industrial Chemicals

(in Millions)	Three months Ended June 30,		Increase/ (Decrease)
	2006	2005	$	%
Revenue	$252.3	$221.5	30.8	13.9
Operating Profit	24.9	24.5	0.4	1.6

Revenue in Industrial Chemicals was $252.3 million, an increase of 14 percent from the prior-year quarter, as sales gains were achieved across soda ash, peroxygens and our Foret business. Higher selling prices for soda ash and hydrogen peroxide were the primary drivers.

Segment operating income of $24.9 million increased 2 percent versus the year ago quarter, as revenue gains were mitigated by higher energy costs, particularly in Spain, higher raw material costs and the absence of profits from Astaris, which was divested in November 2005.

CONSOLIDATED RESULTS – Six months ended June 30, 2006 compared to Six months ended June 30, 2005

Revenue for the six months ended June 30, 2006 was $1,186.4 million, an increase of 6 percent compared to the $1,118.0 million recorded in the prior year. The increase was primarily due to increased Industrial and Specialty Chemicals sales partially offset by lower Agricultural Products sales.

In-process research and development for the six months ended June 30, 2006 was $2.0 million ($1.2 million after tax) related to the previously noted Agricultural Products segment development agreements with a third-party company.

Restructuring and other charges totaled $66.8 million ($52.7 million after-tax) in the six months ended June 30, 2006 versus $28.7 million ($24.4 million after tax) in the prior year. Charges in the six months are primarily related to the European Commission fine (U.S. $30.0 million) in our Industrial Chemicals segment, the MCC Legal Settlement of $25.0 million in our Specialty Chemicals segment, a $6.1 million charge for the abandonment of a building in our Agricultural Products segment and severance and asset abandonment charges of $4.9 million related to research and development redeployment in our Agricultural Products segment. Charges in the prior year primarily related to the closing of our carrageenan plan in Copenhagen, Denmark, in our Specialty Chemicals segment.

Equity in (earnings) of affiliates. Equity in (earnings) of affiliates was earnings of $1.3 million in the first six months of 2006 versus earnings of $7.5 million in the prior year period. The decrease was primarily the result of our sale of Astaris and substantially all of its assets which was completed in the fourth quarter of 2005.

Investment gains for the second quarter of 2005 were due to the sale of 50% equity method investment in Sibelco. We recorded a gain of $9.3 million ($4.0 million after tax) in conjunction with this sale in our condensed consolidated statement of operations.

Interest expense, net for the first six months of 2006 decreased to $17.6 million compared to $34.0 million in the prior year period. The decrease primarily reflects lower interest costs and debt levels in the first six months of 2006 compared to the same period in the prior year.

Loss on extinguishment of debt was $1.8 million ($1.1 million after tax) for the six months ended June 30, 2005 associated with write-offs of deferred financing fees in connection with entering into the 2005 Credit Agreement. There was no such expense in the first half of 2006.

Provision for income taxes was a provision of $32.3 million for the first six months of 2006 compared to a provision of $38.5 million for the prior year period resulting in effective tax rates of 31% and 36%, respectively. The decrease in the effective tax rates was primarily the result of tax adjustments recorded in 2005 that were not made in 2006. Excluding the effect of these tax adjustments, the change in effective tax rates is the result of a change in the mix of domestic income compared to income earned outside the U.S., as well as an increase to our valuation allowance related to the shutdown of operations in Denmark. Offsetting this decrease is the effect on the tax provision from having the $30 million European Commission fine that is nondeductible for tax purposes.

Discontinued operations. Discontinued operations totaled a gain of $10.4 million for the six months ended June 30, 2006 compared to income of $26.9 million for the six months ended June 30, 2005. The gain for the six months ended June 30, 2006 is related to $24.1 million of income ($14.2 million after tax) from the sale of real estate property in San Jose, California related to our former Defense business, offset primarily by $6.0 million ($3.7 million after tax) of legal reserves related to discontinued operations.

Included in our 2005 results is the sale to the City of San Jose, California of a 52 acre land parcel used by our former Defense Systems operations, which we divested in 1997. Proceeds from the sale were $56.1 million and after tax and other expenses, income was $32.9 million. In conjunction with the sale, we recorded a $6.0 million ($3.7 million after tax) contingent liability associated with land improvements on these properties. This liability is contractual and is for land improvements necessary to improve traffic flow in the area.

During the first six months of 2005, we also recorded a $5.1 million ($3.2 million after tax) charge to discontinued operations related to environmental issues and legal reserves, and a reduction in other discontinued operations reserves of $1.4 million ($0.9 million after tax) which includes $0.8 million ($0.5 million after tax) for workers’ compensation, and $0.6 million ($0.4 million after tax) for other postretirement benefits due to the effects of the Medicare Act. Environmental charges of $4.0 million ($2.5 million after tax) were taken to increase our reserves in recognition of our share of liability related to an anticipated consent order between the EPA and the primary responsible parties at the Anniston site and related costs to construct a water treatment facility in Fresno, CA. In addition, legal reserve charges in the amount of $5.4 million ($3.3 million after tax) were taken as well. Offsetting these amounts was $4.3 million ($2.6 million after tax) related to recognition of third-party environmental recoveries related to various sites, primarily our Front Royal, Virginia, site

Net Income decreased to $84.0 million for the six months ended June 30, 2006 from $95.7 million for the prior period, primarily attributable to changes in the after-tax items included in net income described above. The change in these items is the primary driver behind the change in net income for the six months ended from 2005 to 2006. Additionally, net income in 2006 was favorably impacted by higher earnings in our Agricultural Products, Specialty Chemicals and Industrial Chemicals segments and a decrease in interest expense.

Other Financial Data

The following line items from our segment profit and loss statement are used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 18 to our 2005 consolidated financial statements in our 2005 10-K).

Corporate expenses were $22.5 million in the first six months of 2006 compared to $22.3 million, essentially level from one year ago.

Other Income (Expense), Net. The increase to $5.9 million expense in the first half of 2006 versus expense of $0.6 million in the same period of 2005 was due to a gain related to the settlement of certain energy contracts in the first half of 2005 which was not repeated in 2006 as well as the recognition of stock compensation expense during the first six months of 2006 associated with our adoption of SFAS 123R. Offsetting these increases was a gain recorded in the first quarter of 2006 related to a refund of previously submitted payroll taxes.

SEGMENT RESULTS – Six months ended June 30, 2006 compared to Six months ended June 30, 2005

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 18 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 18 of our 2005 consolidated financial statements in our 2005 10-K.

Agricultural Products

(in Millions)	Six months ended June 30,		Increase/ (Decrease)
	2006	2005	$	%
Revenue	$391.0	$394.5	(3.5)	(0.9)
Operating Profit	99.2	78.2	21.0	26.9

Revenue in Agricultural Products was $391.0 million, a decrease of 1 percent versus the prior-year period. The continued impact of generic competition in North America and lower sales in Brazil more than offset continued growth in crop protection markets in North America, Europe and Asia.

Segment operating income was $99.2 million, an increase of 27 percent from the first half of 2005 due to an improved product and geographic mix and continued supply chain productivity improvements which more than offset the impacts of generic competition and higher raw material costs.

In Agricultural Products we expect full-year revenue growth to be up slightly, as a result of continued label expansions, new product introductions and the benefit of a shift of sales from the fourth quarter of 2005, partially offset by the impact of lower North American bifenthrin selling prices. We also expect full-year segment earnings growth in the mid-to-high teens, reflecting favorable mix and further supply chain productivity improvements, partially offset by lower bifenthrin pricing and higher raw material costs. A combination of lower commodity prices and a strengthening Brazilian Real is pressuring the cash flow of our Brazilian customers who sell into U.S. Dollar priced export markets. This has resulted in slower payments from these customers.

On August 3, 2006, the US Environmental Protection Agency issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide. The IRED proposes cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses. FMC does not agree with the scientific analysis or conclusions in the IRED. FMC intends to challenge EPA’s conclusions and seek to maintain carbofuran as a registered product. The IRED is not a final agency action and does not require FMC to stop selling at this time.

In our Agricultural Products segment, carbofuran and several of our other products are undergoing re-registration review by US and EU governmental authorities. A number of these re-registration reviews may conclude during the second half of 2006.

Specialty Chemicals

(in Millions)	Six months ended June 30,		Increase/ (Decrease)
	2006	2005	$	%
Revenue	$299.8	$285.5	14.3	5.0
Operating Profit	67.3	60.4	6.9	11.4

Revenue in Specialty Chemicals was $299.8 million, an increase of 5 percent versus the prior-year period, driven by demand growth and higher selling prices for lithium and pharmaceutical excipients in BioPolymer.

Segment operating income of $67.3 increased 11 percent versus the year-earlier period due to the strong commercial performance in Lithium and BioPolymer, which more than offset unfavorable foreign currency translation and increased raw material and energy costs.

In Specialty Chemicals we expect full-year revenue growth to be approximately 5%, driven by improved volumes and higher selling prices in Lithium and BioPolymer, offset somewhat by unfavorable currency translation. We also expect full-year segment earnings growth of approximately 10%, driven by strong commercial performance in Lithium and BioPolymer, offset in part by higher raw material and energy costs.

Industrial Chemicals

(in Millions)	Six months ended June 30,		Increase/ (Decrease)
	2006	2005	$	%
Revenue	$497.5	$439.9	57.6	13.1
Operating Profit	54.2	46.1	8.1	17.6

Revenue in Industrial Chemicals was $497.5 million, an increase of 13 percent versus the prior-year period as a result of higher domestic and export selling prices for soda ash and hydrogen peroxide.

Segment operating income of $54.2 million increased 18 percent versus the year-earlier period, driven by significantly higher domestic and export soda ash selling prices, despite higher raw material, transportation and energy costs and the absence of profits from Astaris.

In Industrial Chemicals we expect full-year revenue growth to be in the mid-teens, driven by higher selling prices, particularly in soda ash. We also expect full-year segment earnings growth of approximately 30-35%, driven by higher selling prices, partially offset by higher energy and raw material costs and the absence of Astaris earnings.

LIQUIDITY AND CAPITAL RESOURCES

Domestic Credit Agreement

In June of 2005, we entered into a $850.0 million, five-year credit agreement (the “Domestic Credit Agreement”), which provided for a $600.0 million revolving credit facility ($250.0 million of which is available for the issuance of letters of credit) and a $250.0 million term loan facility. The initial borrowings under the Domestic Credit Agreement, which is unsecured, were used to prepay all borrowings and terminate the previous $600.0 million senior secured credit agreement. The $250.0 million term loan under the Domestic Credit Agreement was prepaid on December 21, 2005 with proceeds from the European Credit Agreement, as described below. No borrowings are permitted under the term loan facility.

Obligations under the Domestic Credit Agreement bear interest at a floating rate, which is, at our option, either a base rate or a London InterBank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is subject to adjustment based on the rating assigned to the revolving credit facility by each of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Corporation (“S&P”). At June 30, 2006, if we had borrowed under our Domestic Credit Agreement, the applicable borrowing rate would have been 6.08 percent per annum.

European Credit Agreement

In addition to our Domestic Credit Agreement, we have a credit agreement (the “European Credit Agreement”) which provides for an unsecured revolving credit facility in the amount of €220 million. At June 30, 2006, the U.S. dollar-equivalent amount was US $276.7 million. Borrowings may be denominated in euros or U.S. dollars. FMC and our Dutch finance subsidiary’s direct parent provide guarantees of amounts due under the European Credit Agreement.

Loans under the European Credit Agreement bear interest at a eurocurrency base rate, which for loans denominated in euros is the Euro Interbank Offered Rate, and for loans denominated in dollars is LIBOR in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the rating assigned to the facility or, if the facility is not rated, to FMC by each of Moody’s and S&P. At June 30, 2006, the applicable margin was 0.40 percent. At June 30, 2006, the applicable borrowing rate under the European Credit Agreement was 3.59 percent per annum.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at June 30, 2006.

We had no borrowings under our Domestic Credit Agreement at June 30, 2006 and December 31, 2005. Letters of credit outstanding under the Domestic Credit Agreement totaled $122.8 million and $147.4 million at June 30, 2006 and December 31, 2005, respectively. Available funds under the Domestic Credit Agreement were $477.2 million at June 30, 2006, compared to $452.6 million at December 31, 2005.

At June 30, 2006, we had $235.2 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement, resulting in available funds of $41.5 million. This facility was fully drawn at December 31, 2005.

Cash and cash equivalents, excluding restricted cash, at June 30, 2006 and December 31, 2005 were $203.8 million and $206.4 million, respectively. At June 30, 2006, we had total debt of $680.4 million as compared to $720.2 million at December 31, 2005. This included $574.5 million and $639.8 million of long-term debt (excluding current portions of $40.8 million and $0.9 million) at June 30, 2006 and December 31, 2005, respectively. Short-term debt, which consists of foreign borrowings, decreased to $65.1 million at June 30, 2006 compared to $79.5 million at December 31, 2005. The $25.4 million decrease in long term debt was due to the partial repayment of our European Credit Agreement offset by higher €/$ exchange rates.

Statement of Cash Flows

Cash provided by operating activities of continuing operations was $80.6 million for the six months ended June 30, 2006 compared to $70.7 million for the six months ended June 30, 2005. The increase in cash provided by operating activities of continuing operations reflected improved earnings from continuing operations, offset by an increase in operating assets and liabilities (primarily accounts receivable) due to higher sales levels.

Cash provided by operating activities of discontinued operations was $5.1 million for the first six months of 2006 compared to cash provided of $41.7 million for the first six months of 2005. The decrease was primarily due to lower cash proceeds from the sale of portions of our San Jose property in the six months ended June 30, 2006 as compared to similar proceeds in the six months ended June 30, 2005.

Cash required by investing activities was $32.5 million for the six months ended June 30, 2006 compared to cash required of $21.6 million for the six months ended June 30, 2005. The change was due to $13.7 million of proceeds from the sale of Sibelco received in 2005, compared to $9.6 million of proceeds received in 2006 related to the Copenhagen asset held for sale. The increase in cash required is also the result of higher capital expenditures.

Cash required by financing activities was $57.7 million for the first six months of 2006 compared to cash required of $15.5 million for the first six months of 2005. The increase is due to the repurchase of $20.8 million in common stock and the payment of $7.0 million in dividends. Also contributing to the change were lower borrowings under our foreign short-term lines of credit.

During the first six months of 2006 and 2005, we contributed approximately 132,000 and 130,000 shares of treasury stock to our employee benefit plans having a cost of approximately $8.1 and $4.2 million, respectively, which is considered a non-cash activity.

Commitments and other potential liquidity needs

Our cash needs for 2006 include operating cash requirements, capital expenditures, payments of debt, environmental spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our Domestic Credit Agreement.

We guarantee the performance by Technologies of a debt instrument outstanding in the principal amount of $3.2 million as of June 30, 2006 and December 31, 2005. We also guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. In addition, we guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of June 30, 2006 these guarantees had maximum potential payments of $8.0 million compared to $7.2 million at December 31, 2005.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $23.2 million and $30.4 million at June 30, 2006 and December 31, 2005, respectively, and are recorded on the condensed consolidated balance sheets for each date as guarantees of vendor financing.

We continually evaluate our opportunities for divesting real estate holdings and property, plant and equipment that are no longer integral to any of our core operating businesses.

On May 24, 2006, we completed the sale of 23 acres of land located in San Jose, California for consideration of $25.3 million. In February 2005, we sold an adjacent 52 acres for $56.1 million

Projected 2006 spending includes approximately $55.7 million of environmental remediation spending, of which approximately $3.6 million relates to Pocatello, approximately $17.0 million relates to the settlement of National Priorities List (NPL) sites in New Jersey, and approximately $35.1 million relates to other operating and discontinued business sites. This spending does not include expected spending of approximately $10.0 million and $6.0 million in 2006 and 2007, respectively, on capital projects relating to environmental control facilities. Also, we expect to spend in the range of approximately $21.0 million to $22.0 million annually in 2006 and in 2007 for environmental compliance costs, which are an operating cost of the company and are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls above the foregoing projections.

On February 24, 2006, our Board of Directors approved the initiation of a quarterly cash dividend of $0.18 per share. For the first six months of 2006, we declared dividends aggregating $14.0 million to our shareholders of record. Of this amount, $7.0 million is included in accrued and other liabilities on the condensed consolidated balance sheet as of June 30, 2006.

Additionally, the Board authorized the repurchase of up to $150 million of our common stock. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over the next two years. In the first six months of 2006, we repurchased 315,161 shares at an aggregate cost of $20.0 million under this program. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans.

Contingencies

When Technologies was split from us in 2001, we entered into a tax sharing agreement with them wherein each company is obligated for those taxes associated with their respective businesses, generally determined as if each company filed its own consolidated, combined or unitary tax returns for any period where Technologies is included in the consolidated, combined or unitary tax return of us or our subsidiaries. The statute of limitations for the 2001 U.S. federal income tax year has now closed and no questions regarding the spin-off were raised during the IRS audit for 2000-2001, therefore any liability for taxes if the spin-off of Technologies were not tax free due to an action taken by Technologies has been favorably concluded. The tax sharing agreement continues to be in force with respect to certain items, which we do not believe would have a material effect on our financial condition or results of operations.

During 2004, we reached agreement in principle with the EPA and the U.S. Department of Justice to settle certain liabilities at two environmental remediation sites in New Jersey, with a Consent Decree having been negotiated earlier this year. The Consent Decree will be final upon entry by the Court later in 2006 or in 2007.

On October 14, 2003, Solutia, our joint venture partner in Astaris, filed a lawsuit against us with the Circuit Court of St. Louis County, Missouri claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris and also failed to disclose the information we had about the PPA technology. Solutia dismissed this Missouri lawsuit in February 2004, after it had filed a virtually identical lawsuit in the U.S. Bankruptcy Court in the Southern District of New York. Solutia had filed for Chapter 11 bankruptcy protection in that same court on December 17, 2003. Our motion to remove the lawsuit from Bankruptcy Court was granted on June 18, 2004, and the matter is now pending in U.S. District Court for the Southern District of New York. On March 29, 2005, the court dismissed certain of the claims relating to the alleged failure of the PPA technology for lack of standing on the part of Solutia. The PPA technology was not included in the sale to ICL described in Note 5 to the consolidated financial statements in the 2005 10-K and will continue to be owned by Astaris. A trial in this matter is expected to occur later in 2006 or in 2007, although the Court has rejected Solutia’s demand for a jury.

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission imposed a fine on us in the amount of €25.0 million (U.S. $30.0 million) as a result of alleged violations during the period 1997-1999. In connection with this fine, we have recorded an expense of $30.0 million in our condensed consolidated statements of operations for the six months ended June 30, 2006. This expense is included as a component of restructuring and other charges. Both we and Foret have appealed the decision of the Commission.

We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. Earlier this year, two hydrogen peroxide producers agreed to plead guilty in this matter and pay a total of $75.0 million in fines. In connection with these two matters, in February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal Law provides that persons who have been injured by violations of federal anti-trust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada.

We are also party to another antitrust class action pending in Federal Court in the Eastern District of Pennsylvania, as well as various related state court cases alleging violations of antitrust laws involving our microcrystalline cellulose product. In 2005, the plaintiffs dismissed their claims against our co-defendant, Asahi Kasei Corporation for a payment of $25.0 million. As a result of motions by the Company to disqualify the plaintiffs’ economic experts, the experts’ reports were required to be revised. At the oral hearing on these motions, the Court requested that the parties engage in settlement discussions. A mediation before a magistrate judge was held on July 21, 2006. As a result of the mediation, we reached an agreement in principle to settle the federal class action lawsuit for the same amount paid by our do-defendant, $25.0 million. In connection with this settlement, we have recorded an expense of $25.0 million in our condensed consolidated statements of operations for the three and six months ended June 30, 2006 This settlement is subject to approval by the Federal Court, which is expected to take a few months. Although we believe the plaintiffs’ allegations were without merit, we made the business decision to settle the matter in view of significant ongoing costs and hazards of litigation.

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

At June 30, 2006, our net financial instrument position was a net liability of $6.5 million compared to a net asset of $23.2 million at December 31, 2005. The change in the net financial instrument position was largely due to unrealized losses in our commodity portfolio.

Commodity Price Risk

Energy costs are approximately 10 percent of our cost of sales and services and are well balanced among coal, electricity and natural gas, and to a lesser extent, oil. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas and oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2006 and December 31, 2005 with all other variables (including interest rates) held constant. At June 30, 2006, a 10 percent increase in energy market prices would result in a $11.0 million decrease of the net liability position, resulting in a change to a net asset position. At December 31, 2005, a 10 percent increase in energy market prices would have resulted in an increase of $16.5 million in the net asset position. At June 30, 2006, a 10 percent decrease in energy market prices would have resulted in an increase of $11.0 million in the net liability position. At December 31, 2005, a 10 percent decrease in energy market prices would have resulted in a decrease of $16.5 million in the net asset position.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2006 and December 31, 2005, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in an increase of $9.7 million in the net liability position at June 30, 2006 and a decrease of $9.3 million in the net asset position at December 31, 2005, resulting in a net liability position. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in a decrease of $8.4 million in the net liability position at June 30, 2006, resulting in a net asset position; and an increase of $7.9 million in the net asset position at December 31, 2005.

Interest Rate Risk

Our debt portfolio, at June 30, 2006, is composed of 49.6 percent fixed-rate debt and 50.4 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of foreign bank borrowings and variable-rate industrial and pollution control revenue bonds and borrowings under our European Credit Agreement. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt in our debt portfolio at June 30, 2006, a one percentage point increase or decrease in interest rates then in effect would have increased or decreased interest expense for the first six months of the year by $1.7 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2006. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

(b) Change in Internal Controls. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the company’s most recent evaluation, including any corrective actions with regard to significant deficiencies or material weakness.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

A review report by KPMG LLP, FMC’s independent registered public accounting firm, on the financial statements included in the Form 10-Q for the quarter ended June 30, 2006 is included on page 37.

Report of Independent Registered Public Accounting Firm

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of June 30, 2006, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

August 7, 2006

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no material change in the significant legal proceedings from the information reported in Part I, Item 3 of our 2005 10-K. For information relating to other legal proceedings see Note 17 – Guarantees, Commitments and Contingencies in the accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our 2005 10-K which could materially affect our business, financial condition or future results of operations. The risks described in our Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and future results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2006, we made the following share repurchases:

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Total Dollar Value of Purchases under the Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
April 1-30, 2006	—	—	—	$—	$150,000,000
May 1-31, 2006	152,304	63.15	124,600	7,882,973	142,117,027
June 1-30, 2006	190,561	63.64	190,561	12,126,473	129,990,554

Total	342,865	$63.42	315,161	$20,009,446	$129,990,554

In February of 2006, the Board authorized the repurchase of up to $150.0 million of our common stock. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over the next two years. In the first six months of 2006, we repurchased 315,161 shares at an aggregate cost of $20.0 million under this program. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans, and such reacquisitions are included in the share purchases reported under this Item.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	We held our annual meeting of shareholders on April 25, 2006 (the “Annual Meeting”).

(b)	At the Annual Meeting, Patricia A. Buffler, G. Peter D’Aloia, C. Scott Greer and Paul J. Norris were each duly nominated for, and elected by the shareholders to our Board of Directors (the “Board”). These individuals will serve on our Board along with Mark P. Frissora, Edward J. Mooney, William F. Reilly, Enrique J. Sosa, James R. Thompson and William G. Walter, each of whose terms continued after the Annual Meeting. The number of votes cast for, and withheld with respect to, each nominee is set forth below:

	For	Withheld
Patricia A. Buffler	33,153,192	902,447
G. Peter D’Aloia	33,566,186	489,453
C. Scott Greer	33,567,975	487,664
Paul J. Norris	33,541,148	514,491

(c)	At the Annual Meeting, the shareholders also voted on the ratification of the Audit Committee’s approval for the continuing service of KPMG LLP as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 as follows:

Votes
For:	32,855,969
Against:	1,134,260
Abstain:	56,094
Broker Non-Votes:	—

ITEM 6. EXHIBITS

Exhibits

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION

(Registrant)

By:	/s/ W. KIM FOSTER
W. Kim Foster Senior Vice President and Chief Financial Officer

Date: August 7, 2006

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF FMC CORPORATION

FOR THE QUARTER ENDED JUNE 30, 2006

Exhibit No.	Exhibit Description

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report