Form 10-K
period 2006-12-31
FMC CORP
filed 2007-02-26
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2006

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

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2006, THE LAST DAY OF THE REGISTRANT’S SECOND FISCAL QUARTER WAS $2,501,007,855. THE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES EXCLUDES THE VALUE OF THOSE SHARES HELD BY EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.10 PAR VALUE, OUTSTANDING AS OF DECEMBER 31, 2006 WAS 38,317,529.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2007 Annual Meeting of Stockholders	Part III

FMC Corporation

2006 Form 10-K Annual Report

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

General

We are a diversified, global chemical company providing innovative solutions, applications and market-leading products to a wide variety of end markets. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Our Agricultural Products segment primarily focuses on insecticides, which are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of pests and in pest control for non-agricultural applications, and on herbicides, which are used to reduce the need for manual or mechanical weeding by inhibiting or preventing weed growth. Specialty Chemicals consists of our BioPolymer and lithium businesses and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding, encapsulation and disintegrant applications, ultrapure technologies for medical devices and lithium specialties for pharmaceutical synthesis, specialty polymers and energy storage. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens and phosphorus chemicals.

The following table shows the principal products produced by our three business segments and their raw materials and uses:

Segment	Product	Raw Materials	Uses
Agricultural Products	Insecticides	Synthetic chemical intermediates

Protection of crops, including cotton, maize, soybeans, rice, sugarcane, cereals, fruits and vegetables from insects and for non-agricultural applications, including pest control for home, garden and other specialty markets

	Herbicides	Synthetic chemical intermediates	Protection of crops, including rice, sugarcane, cotton, cereals, vegetables, turf and roadsides from weed growth

Specialty Chemicals	Microcrystalline Cellulose	Specialty pulp	Drug dry tablet binder and disintegrant, food ingredient
	Carrageenan	Refined seaweed	Food ingredient for thickening and stabilizing
	Alginates	Refined seaweed	Food ingredients, pharmaceutical excipient, wound care and industrial uses
	Lithium	Mined lithium	Pharmaceuticals, polymers, batteries, greases and lubricants, air conditioning and other industrial uses

Industrial Chemicals	Soda Ash	Mined trona ore	Glass, chemicals, detergents

	Peroxygens	Hydrogen	Pulp & paper, chemical processing, detergents, antimicrobial disinfectants, environmental applications, electronics, and polymers
	Phosphorus Chemicals	Mined phosphate rock	Detergents, cleaning compounds, animal feed

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

Realize the operating leverage inherent in our businesses.    We intend to maximize earnings growth and return on capital by maintaining our market positions, reducing costs and prudently managing our asset base. In soda ash, we continually strive to optimize our proprietary and low-cost solution mining and longwall mining techniques, thereby reducing our production costs, which we believe are already the lowest in the industry. In hydrogen peroxide, we have shut down higher cost production capacity to improve profitability. These initiatives have positioned our Industrial Chemicals business to profitably benefit from higher capacity utilization rates. In Agricultural Products, we continue to reduce manufacturing costs by producing our products and/or intermediates in low-cost locations and benefit from additional savings from our efforts to streamline our supply chain and reduce logistics costs.

Maintain strategic and financial flexibility.    Through the series of refinancing steps taken in 2005 we achieved our capital structure objectives of maintaining strong liquidity and continuous access to capital markets, lowering after-tax financing costs on a worldwide basis and providing flexibility for future corporate initiatives. We also reestablished an investment-grade credit profile in 2005 through improvements to our liquidity and a significant reduction in our indebtedness. Going forward, we expect continued, sustained growth in our operating profit and resulting cash provided by operating activities. Furthermore, we expect capital expenditures to remain below depreciation and amortization as our businesses will meet future expected demand growth through a combination of debottlenecking current production, restarting mothballed plants and sourcing from third parties. Additionally, as compared to 2005 and 2006 levels, we believe our spending for the shutdown and remediation of the former elemental phosphorus facility in Pocatello, Idaho will be significantly reduced in 2007 and thereafter. Lastly, we continue to explore asset sale opportunities, such as the sale of our former Defense System site in San Jose, California from which we realized net proceeds of $25.3 million in May 2006 and $56.1 million in February 2005. In addition, in the second quarter of 2006, we entered into an agreement with the Princeton Healthcare System to sell the FMC Research Center Facility in Princeton, New Jersey.

Focus the portfolio on higher growth businesses.    Our goal is to achieve the highest overall growth while continuing to generate returns above our cost of capital. In this regard, we intend to focus on building upon our core franchises in the food ingredient, pharmaceutical, energy storage, crop protection and non-agricultural pest control markets that exist within the Specialty Chemicals and Agricultural Products segments. Internal development will continue to be a core element of our growth strategy. Our BioPolymer business is developing new pharmaceutical delivery systems and ultrapure technologies for medical devices, and working closely with top global food companies in the development of new health and convenience foods. Our lithium business is developing applications for energy storage markets to serve the rapid growth in global demand for hand-held electronic devices. Our Agricultural Products business is testing proprietary delivery technologies which could increase the biological efficacy of existing and new chemistries, thereby potentially enhancing those products’ market acceptance and value to end-users. Product or business acquisitions, in-licensing, alliances and equity ventures are strategic options to enhance our technology offerings, broaden our market access and extend our geographic footprint. For example, Agricultural Products employs a strategy focused on selected products, markets and geographies where, increasingly, growth will be sourced via product acquisitions, in-licensing and strategic alliances that extend the group’s market presence or expand its geographic penetration. Each growth opportunity will be evaluated in the context of continued value creation for our shareholders, including the degree to which they complement one of our existing franchises, generate substantial synergies and are accretive to earnings. In addition, we intend to divest any business that cannot sustain a return above its cost of capital.

Financial Information About Our Business Segments

See Note 19 to our consolidated financial statements included in this Form 10-K. Also see below for selected financial information related to our segments.

Agricultural Products

Financial Information (in Millions)

Overview

Our Agricultural Products segment, which represents approximately 33 percent of our 2006 consolidated revenues, develops, manufactures and sells a portfolio of crop protection, professional pest control and lawn and garden products. Our innovation and growth efforts focus on developing environmentally compatible solutions that can effectively increase farmers’ yields and provide more cost-effective alternatives to older chemistries to which insects or weeds may have developed resistance. In 2006, we restructured and redeployed our R&D resources to focus our innovation efforts towards accelerating the delivery of new products and productivity-enhancing technologies to our customers. Our goal is to significantly shorten the innovation cycle and provide quicker payback on development and technology spending.

We differentiate ourselves by our focused strategy in selected products, crops and markets coupled with our low-cost sourcing strategy. We are continually working to gain access to proprietary chemistries from third party producers which are complementary to our existing products and market focus. We are encouraged by our progress in licensing and partnering to create proprietary products, developing technically advanced delivery systems and commercializing unique product premixes and combinations. We are optimistic that these efforts will result in sales and profit growth over the next few years.

Products and Markets

Agricultural Products provides a wide range of proprietary, branded products—based on both patented and off-patent technologies—for global crop protection, professional pest control, and lawn and garden markets. Product branding is a prevalent industry practice used to help maintain and grow market share by promoting end-user recognition and product and supplier reputation. Agricultural Products enjoys relatively strong niche positions in crop and non-crop market segments in the Americas, Europe and other parts of the world and derived approximately 73 percent of its revenue from outside North America in 2006.

Insecticides represent the majority of our sales in the Agricultural Products segment, particularly pyrethroid and carbamate chemistries, in which we maintain leading market positions based on revenues. Pyrethroids are a major class of insecticides whose efficient application rates and cost competitiveness are differentiated compared to most other classes of insecticides. They are most effective against worm pests. Carbamates are a broad spectrum of insecticides used to control a wide variety of pests in both soil and foliar applications. Our proprietary herbicides have grown significantly over the last several years and now represent a larger portion of Agricultural Products segment sales. Our herbicide portfolio primarily targets niche uses and control a wide variety of difficult-to-control weeds. We are also evaluating opportunities to establish a stronger market position in fungicides, so that we can fill out our portfolio across the three major pesticide categories, i.e. insecticides, herbicides and fungicides. In 2006, we entered into a developmental agreement with a third party company, whereby we obtained exclusive rights to develop a proprietary fungicide for certain geographic markets. We differentiate ourselves through a highly focused strategy in selected crops and regions and leverage our proprietary chemistries, pest-specific research and development (R&D) and selected technologies accessed from third party producers to develop and market new pesticides and new applications of our existing products.

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

Over the last several years, we have entered into a number of key agreements with third-party pesticide producers under which we work together to develop, market and/or distribute existing and new pesticide chemistries in various markets. These proprietary chemistries and technologies are complementary to our existing products and market strategies. The chemistries include flonicamid, a unique insecticide for controlling sucking pests, cyazofamid, a novel fungicide for crop and non-crop uses in the Americas and acetamiprid for pest control markets in North America. We also have numerous supply and access agreements with third-party producers for other pesticide products including the commercialization of proprietary premixes and combinations.

We access the market in key Western European markets through the Belgian-based pesticide distribution company, Belchim Crop Protection N.V., in which we have an ownership interest. In the first quarter of 2006, we expanded this alliance to include Spain and Portugal. We also have joint venture arrangements with Nufarm Limited in several key countries in Eastern Europe, which should allow us to capitalize on anticipated growth in this part of Europe. In North America, we recently strengthened our access capabilities by signing a long-term distribution agreement with Nufarm to market and sell a number of proprietary chemistries in Canada. Through these and other alliances, along with our own targeted marketing efforts and access to novel technologies, we expect to enhance our access in key agricultural and non-crop markets and develop new products that will help us continue to compete effectively.

We maintain competitive manufacturing cost positions through our strategy of sourcing raw materials, intermediates and finished products from third parties in lower-cost manufacturing regions such as China, India and Mexico. We are in the seventh year of implementing this low-cost manufacturing strategy. This strategy has resulted in significant annual cost savings and lower capital spending, and has reduced the fixed capital intensity of the business. This initiative is expected to produce additional cost savings over the next several years.

Growth

We plan to grow by obtaining new and approved uses for existing product lines and acquiring, accessing, developing, marketing, distributing and/or selling complementary chemistries and/or related technologies from third parties in order to enhance our current product portfolio and our capabilities to effectively service our target markets and customers. Our growth will depend on our ability to deliver unique innovative solutions to our customers at an accelerating rate. Over the next several years, growth is anticipated from our proprietary insecticides and herbicides, and newly-accessed third party chemistries and/or technologies. For our proprietary insecticides, we launched a number of new products, expanded labels and/or unique formulations that deliver value-adding solutions to our customers. The emergence and potential spread of herbicide-resistant weeds and shifts in weed populations, coupled with several newly launched product formulations and expanded labels, provide growth opportunities for our proprietary herbicide chemistries.

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

Herbicides prevent or inhibit weed growth, thereby reducing or eliminating the need for manual or mechanical weeding. Herbicides can be selective (controlling only specific unwanted vegetation) or non-selective (controlling all vegetation), and are also segmented by their time of application: pre-planting, pre-emergent and post-emergent.

Fungicides prevent or inhibit the spread of plant disease which can adversely impact crop yields and quality. Fungicides are used on a wide variety of crops such as fruits, vegetables, soybean, cereals and rice.

The agrochemicals industry has undergone significant consolidation over the past ten years. Leading crop protection companies, Syngenta AG, Bayer AG, Monsanto Company, BASF AG, The Dow Chemical Company and E. I. du Pont de Nemours and Company (DuPont), currently represent more than 70 percent of global sales. Significant drivers for this consolidation have been the advent of biotechnology, particularly in herbicides employed in row crops, and the escalation of research and development and marketing costs.

The next tier of agrochemical producers, including FMC, Makteshim-Agan Industries Ltd., Sumitomo Chemical Company Limited, ISK, Nufarm Limited, Arysta LifeScience and Cheminova A/S, employ various differentiated strategies and compete by (1) unique technologies, (2) focusing on certain crops, markets and geographies, and/or (3) competitive pricing based on low-cost manufacturing positions. Some of these producers are generic competitors with little or no investment in innovation. There is a growing trend among these producers to partner with one another to gain economies of scale and competitive market access more comparable to larger competitors. Additionally, a number of these companies have grown rapidly through acquisition of other companies and/or product divestitures from the leading crop protection companies.

Specialty Chemicals

Financial Information (in Millions)

Overview

Our Specialty Chemicals segment, which represents approximately 25 percent of our 2006 consolidated revenues, is focused on high-performance food ingredients, pharmaceutical excipients, encapsulants and intermediates, biomedical technologies and lithium specialty products, all of which enjoy solid customer bases and consistent, growing demand. The majority of Specialty Chemicals sales are to customers in non-cyclical end markets. We believe that our future growth in this segment will continue to be based on the value-added performance capabilities of these products and our research and development capabilities, as well as on the alliances and the close working relationships we have developed with key global customers.

Products and Markets

BioPolymer

BioPolymer is organized around two major markets—food and pharmaceutical—and is a key supplier to many companies in both markets. Many of BioPolymer’s customers have come to rely on us for the majority of their supply requirements for these product lines. We believe that such reliance is based on our innovative solutions and operational quality. The Healthcare Ventures business of BioPolymer is leveraging this competency in innovation by developing new technologies for oral dose and biomedical applications.

BioPolymer is a supplier of microcrystalline cellulose (MCC), carrageenan and alginates—ingredients that have high value-added applications in the production of food, pharmaceutical and other specialty consumer and industrial products. MCC, processed from specialty grades of both hardwood pulp and softwood pulp, provides binding and disintegrant properties for dry tablets and capsules and has unique functionality that improves the texture and stability of many food products. Carrageenan and alginates, both processed from seaweed, are used in a wide variety of food, pharmaceutical and healthcare applications. In our Healthcare Ventures businesses, NovaMatrix develops and supplies specialty formulated alginates and services the biomedical and advanced wound care markets. Magenta develops and supplies technologies for new oral dose forms based upon our core biopolymer technologies. The following chart summarizes the markets for BioPolymer’s products and our chemistries in each market:

		Microcrystalline cellulose	Carrageenan	Alginates	Other
Food	Beverage	X	X	X
	Dairy	X	X	X
	Convenience foods	X	X	X	X
	Meat and poultry		X
	Pet food and other	X	X	X
Pharmaceutical	Tablet binding and coating	X	X	X	X
	Anti-reflux			X
	Liquid suspension	X	X
	Oral Care		X
	Cosmetic care	X	X	X	X
Health Care Ventures	Biomedical			X	X
	Oral dose forms		X	X	X

Lithium

Lithium is a vertically-integrated, technology business, based on both inorganic and organic lithium chemistries. While lithium is sold into a variety of end-markets, we have focused our efforts on selected growth niches such as fine chemicals for pharmaceutical synthesis, specialty polymers and energy storage.

Organolithium products are sold to fine chemical and pharmaceutical customers who use lithium’s unique chemical properties to synthesize high value-added products. Organolithiums are also highly valued in the specialty polymer markets as polymer initiators in the production of synthetic rubbers and elastomers. Based on proprietary technology, our lithium business is working with companies who have expertise in the polymer industry to develop new, highly specialized polymers for a variety of end uses, such as industrial applications and automotive coatings.

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

The following chart summarizes the major markets for various lithium products:

	Primary Inorganics	Specialty Inorganics	Lithium Metal/Ion Battery Materials	Organometallics	Intermediates
Fine Chemicals Pharmaceuticals, agricultural products	X		X	X	X
Polymers Elastomers, synthetic rubbers, industrial coatings			X	X	X
Energy Storage Non-rechargeable batteries, lithium ion batteries (rechargeable)	X	X	X
Other Glass & ceramics, construction, greases & lubricants, air treatment, pool water treatment	X	X

Industry Overview

Food Ingredients

Our BioPolymer business serves the texture, structure and physical stability (TSPS) food ingredients market. TSPS ingredients impart physical properties to thicken and stabilize foods. There are many types of TSPS ingredients and a wide range of food groups served, including bakery, meats, dairy and convenience products. The industry is dispersed geographically, with the majority of our sales in Europe, North America and Asia.

Trends driving market growth include increasing consumer interest in healthier foods, greater convenience and growth in per capita consumption of processed foods in emerging markets. The industry’s revenue growth has moderated in recent years due to increased price pressure in most segments. The trend toward health and convenience drives the need for more functional ingredients to impart desired food tastes and textures. We believe carrageenan and MCC, which address this need, are growing faster than the overall TSPS market. The global customer base for TSPS is relatively fragmented and includes large and small food processors. Consolidation among these customers has been a significant trend over the past several years. As a result, TSPS ingredient suppliers such as us have focused on establishing alliances with market leaders with the goal of reducing costs, leveraging technology and expanding product offerings with key accounts.

Within the entire food ingredients market, there are a relatively large number of suppliers, due principally to the broad spectrum of chemistries employed. Segment leadership, global position and investment in technology are key factors to sustaining profitability. In addition, larger suppliers may often provide a broader product line and a range of services to food companies including functional systems or blends. The top suppliers of TSPS ingredients include FMC, Danisco A/S, DuPont, JM Huber, Kerry Ingredients, Cargill Incorporated, DGF Stoess AG, and Tate & Lyle PLC.

Pharmaceutical Excipients

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

Lithium Specialties

Lithium is a highly versatile metal with diverse end-use markets including glass/ceramics, aluminum production, pharmaceuticals, polymers and both rechargeable and disposable batteries. The markets for lithium chemicals are global with significant demand growth occurring in developing markets of China and India.

We market a wide variety of lithium-based products ranging from upstream, commodity lithium carbonate to highly specialized downstream products such as organolithium compounds and cathodic materials for batteries. During 2006, lithium carbonate market pricing improved as a result of balanced supply and demand conditions.

There are only three integrated producers of lithium: FMC, Rockwood Holdings, Inc., and Sociedad Quimica y Minera de Chile S.A., all of which produce lithium carbonate. FMC has a stronger presence in downstream lithium specialties where Rockwood is the primary competitor.

Industrial Chemicals

Financial Information (in Millions)

Overview

Our Industrial Chemicals segment, which represents 42 percent of our 2006 consolidated revenues, has low-cost positions in high volume inorganic chemicals including soda ash and hydrogen peroxide, complemented by high value, niche positions in specialty alkali, phosphorus and peroxygen products.

Products and Markets

Industrial Chemicals serves a diverse group of markets, from economically-sensitive industrial sectors to technology-intensive specialty markets. We process and sell refined inorganic products that are sought by customers for their critical reactivity or specific functionality in markets such as glass, detergents and pulp and paper. In addition, we produce, purify and market higher value downstream derivatives into specialized and customer-specific applications. These applications include electronics, biocides and animal nutrition.

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

We mine and produce natural soda ash using proprietary, low-cost mining technologies, such as longwall and solution mining, which, we believe, give us the lowest cost position. Our two production sites in Green River, Wyoming have the capacity to produce approximately 4.85 million tons of soda ash annually, with approximately eight hundred thousand tons of this capacity currently mothballed. For the past several years, the U.S. soda ash industry was essentially sold out. As a result of this condition, during 2005 and 2006 we restarted 500,000 tons of previously mothballed capacity to meet the increase in demand driven by the growth in export markets.

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

Our specialty peroxygens business supplies persulfate products primarily to polymer and printed circuit board markets and peracetic acid predominantly to the food industry for biocidal applications. Typically, we compete as a specialty player where we believe that we are differentiated by our strong technical expertise, unique process technology and geographic location.

Foret

Our European subsidiary, FMC Foret, S.A. (Foret), headquartered near Barcelona, Spain, is a leading provider of chemical products to the detergent, paper, textile, tanning and chemical industries. Foret operates seven manufacturing facilities across Europe with market positions in phosphates, hydrogen peroxide, perborates, percarbonates, sulfur derivatives, zeolites, silicates and sodium sulfate. Foret’s sales efforts are focused in Europe, Africa, and the Middle East and in South America mainly via Tripoliven, our Venezuelan joint-venture, in which Foret holds a minority participation.

Industry Overview

We primarily participate in three product areas: soda ash, peroxygens and phosphorus chemicals. These products are generally inorganic and are generally commodities that, in many cases, have few cost-effective substitutes. Growth is typically a function of GDP in developed markets or the rate of industrialization in key export markets. Pricing tends to reflect the short-term supply and demand balance as producers add or reduce capacity in response to demand changes.

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

Because of the processing cost advantages of trona and the large natural reserves of trona in the U.S., particularly in Green River, Wyoming, all U.S. soda ash is naturally produced. By contrast, due to a lack of trona, the majority of the soda ash that is manufactured in the rest of the world is produced synthetically. Other U.S. producers are OCI Chemical Corporation, Solvay S.A., The General Chemical Group Inc., and Searles Valley Minerals.

Approximately 43 percent of U.S. soda ash production served export markets in 2006, with approximately 28 percent of U.S. soda ash production exported through the American Natural Soda Ash Corporation (“ANSAC”). ANSAC is the foreign sales association of the significant U.S. soda ash producers established in 1983 under the Webb-Pomerene Act and subsequent legislation. Since its creation, ANSAC has been successful in coordinating soda ash exports, exploiting the inherent cost benefits of U.S. produced natural soda ash and leveraging its large scale of operations to the benefit of its member companies. U.S. exports of soda ash have risen significantly over the last 20 years.

Peroxygens

Hydrogen peroxide is typically sold for use as a bleach or oxidizer. As such, it often competes with other chemicals capable of performing similar functions. Some of our specialty peroxygen derivatives (e.g., persulfates, perborates, percarbonates) also function as bleaching or oxidizing agents. Environmental regulations, regional cost differences primarily due to transportation costs and technical differences in product performance factor into the decision to use hydrogen peroxide or one of its derivatives rather than another product. Since these considerations vary by region, the consumption patterns vary in different parts of the world. Hydrogen peroxide is sold in aqueous solutions, usually 35 percent, 50 percent or 70 percent by weight.

The North American pulp and paper industry represents approximately 70 percent of North American demand for hydrogen peroxide. In this market, hydrogen peroxide is used as an environmentally friendly bleaching agent to brighten chemical, mechanical, and recycled pulps, as well as treat a wide range of mill pollutants in the waste stream. The North American paper market is mature and new investment in pulp and paper capacity is largely focused in Asia and South America. As a result, hydrogen peroxide demand growth has slowed to a 1-2% per year rate after rapid growth in the early to mid 1990’s. North American hydrogen peroxide capacity utilization is currently in the 85-90 percent range of nameplate capacity. Prices increased significantly in 2005-2006 to offset significant energy price increases. The other North American hydrogen peroxide producers are Akzo Nobel N.V, Arkema, Degussa AG, Kemira Ovj, and Solvay S.A.

Phosphorous Chemicals

We participate in this business in Europe, the Middle East, Africa and South America through Foret. Major competitors include Thermphos, Prayon Rupel, S.A. and various Chinese producers.

Phosphorous chemicals are used in many industrial applications in a wide array of chemical compounds. Overall growth in demand for phosphorous chemicals tends to correlate with GDP. Purified phosphoric acid (PPA) and phosphate salts (e.g., sodium phosphates and calcium phosphates) are sold into many markets including detergents, cleaning compounds and animal feed.

The basic input material for making phosphates is now produced using two processes. Most industrial applications use the cost-effective process that involves making PPA by the purification of fertilizer-grade phosphoric acid. Thermal phosphoric acid, long the industry standard, is produced from elemental phosphorus but is more costly due to energy and environmental compliance costs, and is now used in limited applications. Elemental phosphorus is still produced by Thermphos in the Netherlands and in several other countries, including China.

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

Source and Availability of Raw Materials

Our raw material requirements vary by business segment and include mineral-related natural resources (trona ore and lithium brines), processed chemicals, seaweed, specialty hardwood pulp and energy sources such as oil, gas, coal and electricity. Raw materials represented approximately 24 percent of our 2006 cost of sales and services, and no one raw material represented more than 9 percent of our total raw material purchases.

Ores used in Industrial Chemicals manufacturing processes are extracted by us from mines (e.g. trona in North America and sodium sulfate in Spain) or are purchased from others (e.g. phosphorous rock). Raw materials used by Specialty Chemicals include lithium brines, various types of seaweed that are sourced on a global basis and specialty hardwood pulp which is mainly purchased from several North American producers. Raw materials used by Agricultural Products, primarily processed chemicals, are obtained from a variety of suppliers worldwide.

Patents

We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to our business. We do not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on the overall business of FMC. The duration of our patents depends on their respective jurisdictions. Their expiration dates range through 2026.

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

Competition

We have a number one or number two market position in many of our product lines, based on revenue, either globally or in North America, largely as a result of our product offerings, proprietary technologies and our position as a low-cost producer. The following product lines accounted for the majority of our 2006 consolidated revenue. Market positions are based on the most recently available revenue data.

Agricultural Products		Specialty Chemicals		Industrial Chemicals
Product Line	Market Position	Product Line	Market Position	Product Line	Market Position
Pyrethroids	#2 in North America	Microcrystalline cellulose	#1 globally	Soda ash	#1 in North America
Carbofuran	#1 globally	Carrageenan	#1 globally	Peroxygens	#1 in North America
		Alginates	#1 globally (1)
		Lithium specialties	#1 globally (1)

(1)	Shared.

We encounter substantial competition in each of our three business segments. This competition is expected to continue in both the United States and markets outside of the United States. We market our products through our own sales organization and through alliance partners, independent distributors and sales representatives. The number of our principal competitors varies from segment to segment. In general, we compete by operating in a cost-efficient manner and by leveraging our industry experience to provide advanced technology, high product quality and reliability and quality customer and technical service.

Our Agricultural Products segment competes primarily in the global crop protection market for insecticides, herbicides and fungicides. The industry is characterized by a relatively small number of large competitors and a large number of smaller, often regional competitors. Industry products include crop protection chemicals and, for certain major competitors, genetically engineered (crop biotechnology) products. Competition from generic producers has increased as a significant number of product patents held industry-wide have expired in the last decade. In general, we compete as an innovator by focusing on product development, including novel formulations and advanced delivery systems and by acquiring or licensing (mostly) proprietary chemistries that complement our product and geographic focus. We also differentiate ourselves by reacting quickly in key markets, achieving global cost-competitiveness via our manufacturing strategies, establishing effective product stewardship programs and developing strategic alliances that strengthen market access in key countries and regions.

With significant positions in markets that include alginate, carrageenan, microcrystalline cellulose and lithium-based products, Specialty Chemicals competes on the basis of product differentiation, market applications expertise, customer service and price. BioPolymer competes with both direct suppliers of cellulose and seaweed extract as well as suppliers of other hydrocolloids, which may provide similar functionality in specific applications. In microcrystalline cellulose, competitors are typically smaller than us, while in seaweed extracts (alginates), we compete with other broad-based chemical companies. We and each of our two most significant competitors in lithium extract the element from naturally occurring lithium-rich brines located in the Andes Mountains of Argentina and Chile which are believed to be the world’s most significant and lowest cost sources of lithium.

Industrial Chemicals serves the soda ash markets worldwide, peroxygens markets predominantly in North America and Europe and phosphorus markets in Europe, the Middle East and Africa. In North America, our soda ash business competes with four domestic producers of natural soda ash, three of which operate in the vicinity of our mine and processing facilities in Green River, Wyoming. Outside of the U.S, Canada and Europe, we sell soda ash mainly through ANSAC. Internationally, our natural soda ash competes with synthetic soda ash manufactured by numerous producers, ranging from integrated multinational companies to smaller regional companies. We maintain a leading position in the North American market for hydrogen peroxide. There are currently five other firms competing in the hydrogen peroxide market in North America. The primary competitive factor affecting the sales of soda ash and hydrogen peroxide is price. We seek to maintain our competitive position by employing low cost processing technology. At Foret, we possess strong cost and market positions in phosphates, perborates, peroxygens, zeolites and sulfur derivatives. In each of these markets we face significant competition from a range of multinational and regional chemical producers. Competition in phosphorus chemicals is based primarily on price and to a lesser degree product differentiation.

Research and Development Expense

We perform research and development in all of our segments with the majority of our efforts focused in the Agricultural Products segment. The product development efforts in the Agricultural Products segment focus on developing environmentally sound solutions that cost-effectively increase farmers’ yields and provide alternatives to insect-resistant chemistries. In 2006, we restructured and redeployed our Agricultural Products new chemistry discovery spending to focus our innovation efforts on delivering value-adding solutions more quickly to our customers. This shift in strategy should result in a significantly shorter innovation cycle for the segment. Our research and development expenses in the last three years are set forth below:

	Year Ended December 31,
	2006	2005	2004
	(in Millions)
Agricultural Products	$74.1	$72.4	$71.2
Specialty Chemicals	15.0	15.1	15.1
Industrial Chemicals	7.8	6.9	7.1

Total	$96.9	$94.4	$93.4

Environmental Laws and Regulations

We are subject to various federal, state, local and foreign environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials and remediation of contaminated sites. We are also subject to liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment. In addition, we are subject to liabilities under the Resource Conservation and Recovery Act (RCRA) and analogous state laws that require owners and operators of facilities that treat, store or dispose of hazardous waste to follow certain waste management practices and to clean up releases of hazardous substances into the environment associated with past or present practices.

We have been named a Potentially Responsible Party (PRP) at 31 sites on the federal government’s National Priorities List (NPL) at which our potential liability has not yet been settled. In addition, we also have received notice from the EPA or other regulatory agencies that we may be a PRP or PRP equivalent, at other sites, including 37 sites at which we have determined that it is reasonably possible that we have environmental liability. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a Remedial Investigation/Feasibility Study (RI/FS) or its equivalent at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a Record of Decision (ROD) has been issued.

Environmental liabilities include obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. As of December 31, 2006, our net environmental reserve was $167.2 million compared to $170.4 million at December 31, 2005. We have recorded recoveries, representing probable realization of claims against insurance companies, U.S. government agencies and other third parties of $37.0 million and $20.7 million, respectively at December 31, 2006 and 2005. The recoveries at December 31, 2006 are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” totaling $22.4 million or as “Other Assets” totaling $14.6 million in our consolidated balance sheets. The recoveries at December 31, 2005 are recorded as an offset to the “Environmental liabilities, continuing and discontinued” in our consolidated balance sheets. In addition, we have estimated that reasonably possible environmental loss contingencies may exceed this reserve by as much as $75 million at December 31, 2006.

Employees

We employ approximately 5,000 people, with approximately 2,600 people in our domestic operations and 2,400 people in our foreign operations. Approximately 34 percent of our U.S.-based employees and 43 percent of our foreign-based employees are represented by collective bargaining agreements. We have successfully concluded virtually all of our recent contract negotiations without a work stoppage. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. We cannot predict, however, the outcome of future contract negotiations. In 2007, we have seven collective-bargaining agreements expiring. These contracts affect approximately 4 percent of U.S.-based employees and 24 percent of foreign-based employees.

Securities and Exchange Commission Filings

Securities and Exchange Commission (SEC) filings are available free of charge on our website, www.fmc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted as soon as practicable after we furnish such materials to the SEC.

In accordance with the New York Stock Exchange (NYSE) rules, on April 25, 2006, the Company filed our certification by our Chief Executive Officer (CEO) that, as of the date of the certification, he was unaware of any violation by FMC of the NYSE’s corporate governance listing standards. We also file with each Form 10-Q and our Form 10-K certifications by the CEO and Chief Financial Officer under sections 302 and 906 of the Sarbanes Oxley Act of 2002.

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

•

Changing regulatory environment—Changes in the regulatory environment, particularly in the United States and the European Union could adversely impact our ability to continue selling certain products in our domestic and foreign markets. Our Agricultural Products business is most sensitive to this risk.

•

Raw Materials and Energy costs—Our operating results are significantly affected by the cost of raw materials and energy, including natural gas. We may not be able to fully offset the impact of higher raw materials and energy costs through price increases or productivity improvements.

•

In Spain, Foret operates electricity cogeneration facilities to lower our cost of production. The mechanism determining the selling price of the excess electricity sold into the Spanish electrical grid is regulated indirectly by the Spanish Administration.

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

•

Market Access Risk—Our results may be affected by changes in distribution channels, which could impact our ability to access the market. In certain Agricultural Products segments, we access the market through joint ventures in which we do not have majority control. Where we do not have a strong product portfolio or market access relationships, we may be vulnerable to changes in the distribution model or influence of competitors with stronger product portfolios.

•	Litigation and environmental risks—Current reserves relating to our ongoing litigation and environmental liabilities may ultimately prove inadequate.

•

Hazardous Materials—We manufacture and transport certain materials that are inherently hazardous due to their toxic or volatile nature and while we take precautions to handle and transport these materials in a safe manner if they are mishandled or released into the environment it could cause property damage or personal injury claims against us.

•	Production hazards—Our facilities are subject to operating hazards, which may disrupt our business.

Technology Risks:

•	Failure to make continued improvements in our product technologies and new product introductions could erode our competitive position, particularly in Agricultural Products and Specialty Chemicals.

•	Failure to continue to make process improvements to reduce costs could diminish our competitive position.

Financial Risks:

•

We are an international company and therefore face foreign exchange rate risks. We are particularly sensitive to the euro and the Brazilian real. To a lesser extent, we are sensitive to Asian currencies, particularly the Japanese yen.

•	In Brazil our customers face a combination of economic factors that could result in cash flow pressures that lead to slower payments.

•

We have significant deferred income tax assets. The carrying value of these assets is dependent upon, among other things, our future performance and our ability to successfully implement our future business plans.

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

FMC leases executive offices in Philadelphia, Pennsylvania and operates 32 manufacturing facilities and mines in 18 countries. Our major research and development facility is in Princeton, New Jersey. See Note 9 in the notes to the consolidated financial statements for further information regarding the sale of this facility.

Trona ore, used for soda ash production in Green River, Wyoming, is mined primarily from property held under long-term leases. We own the mineral rights to the Salar del Hombre Muerto lithium reserves in Argentina. A number of our chemical plants require the basic raw materials that are provided by these mines, without which other sources would have to be obtained. With regard to our mining properties operated under long-term leases, no single lease or related group of leases is material to our businesses or to our company as a whole.

We believe our facilities meet present requirements and are in good operating condition. The number and location of our production properties for continuing operations are:

	United States	Latin America and Canada	Western Europe	Asia- Pacific	Total
Agricultural Products	4	1	—	3	8
Specialty Chemicals	3	2	4	2	11
Industrial Chemicals	4	2	7	—	13

Total	11	5	11	5	32

ITEM 3.	LEGAL PROCEEDINGS

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

As of December 31, 2006, there were approximately 32,000 premises and product asbestos claims pending against FMC in several jurisdictions. To date, we have had discharged approximately 71,000 asbestos claims against FMC, the overwhelming majority of which have been dismissed without any payment to the plaintiff. Settlements by us with claimants to date have totaled approximately $12.0 million.

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

We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Based on information currently available and established reserves, the ultimate resolution of our known contingencies, including the matters described in Note 18, is not expected to have a material adverse effect on our consolidated financial position or liquidity. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations or liquidity.

See Note 1 “Principal Accounting Policies and Related Financial Information—Environmental Obligations,” Note 12 “Environmental” and Note 18 “Commitments, Guarantees and Contingent Liabilities” in the notes to our consolidated financial statements beginning on page 52, page 73 and page 89, respectively, included in this Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of FMC Corporation, the offices currently held by them, their business experience since at least January 1, 1999 and earlier and their ages as of December 31, 2006, are as follows:

Name	Age on 12/31/2006	Office, year of election and other information
William G. Walter	61

Chairman, Chief Executive Officer and President (01-present); Executive Vice President (00); Vice President and General Manager—Specialty Chemicals Group (97); General Manager—Alkali Chemicals Division (92); General Manager, Defense Systems International (86); Board member, International Paper Company (05-present)

W. Kim Foster	58

Senior Vice President and Chief Financial Officer (01-present); Vice President and General Manager—Agricultural Products Group (98); Director, International, Agricultural Products Group (96); General Manager, Airport Products and Systems Division (91); Board member, JLG Industries (05-December 2006)

Andrea E. Utecht	58	Vice President, General Counsel and Secretary (01-present); Senior Vice President, Secretary and General Counsel, Atofina Chemicals, Inc. (96)

Theodore H. Butz	48

Vice President and General Manager—Specialty Chemicals Group (03-present); General Manager, BioPolymer Division (99); General Manager, Food Ingredients Division (96); Director BioProducts and Group Development, Specialty Chemicals (95)

Milton Steele	58

Vice President and General Manager Agricultural Products Group (01-present); International Director, Agricultural Products (99); General Manager Bio Product Division (98); General Manager, Asia Pacific (96); Area Manager, Asia Pacific (92)

D. Michael Wilson	44

Vice President and General Manager—Industrial Chemicals Group (03-present); General Manager Lithium Division (97); Vice President and General Manager, Technical Specialty Papers Division, Wausau Paper Corporation (96); Vice President Sales and Marketing, Rexam, Inc. (93)

Thomas C. Deas, Jr.	56

Vice President and Treasurer (01-present); Vice President, Treasurer and CFO, Applied Tech Products Corp. (98); Vice President, Treasurer and CFO, Airgas, Inc. (97); Vice President, Treasurer and CFO, Maritrans, Inc. (96); Vice President—Treasury and Assistant Treasurer, Scott Paper Company (88)

Graham R. Wood	53	Vice President, Corporate Controller (01-Present); Group Controller—Agricultural Products Group (99); Chief Financial Officer—European Region (97); Group Controller—FMC Foodtech (93)

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

FMC common stock of $0.10 par value is traded on the New York Stock Exchange and the Chicago Stock Exchange (Symbol: FMC). There were 7,031 registered common stockholders as of December 31, 2006. The 2006 and 2005 quarterly summaries of the high and low prices of the company’s common stock are presented below. On February 24, 2006, the Board of Directors approved initiation of a quarterly cash dividend. Dividends of $0.18 per share were paid in April, July and October of 2006. Total cash dividends of $21.0 million were paid in 2006. No cash dividends were paid in 2005 or 2004. The following table sets forth, for the indicated periods, the high and low price ranges of our common stock.

	2006				2005
Common stock prices:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$63.38	$66.69	$65.48	$77.98	$56.42	$58.48	$63.87	$57.40
Low	$51.73	$60.71	$55.50	$63.69	$43.25	$47.61	$54.10	$48.19

FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Tuesday, April 24, 2007, at the Top of the Tower, 1717 Arch Street, 50th Floor, Philadelphia, Pennsylvania 19103. Notice of the meeting, together with proxy materials, will be mailed approximately 30 days prior to the meeting to stockholders of record as of March 1, 2007.

Transfer Agent and Registrar of Stock:	National City Bank
Corporate Trust Operations
P.O. Box 92301
Cleveland, Ohio 44193-0900

Stockholder Return Performance Presentation

The graph that follows shall not be deemed to be incorporated by reference into any filing made by FMC under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The following Stockholder Performance Graph compares the five-year cumulative total return on FMC’s Common Stock for the period from January 1, 2002 to December 31, 2006 with the S&P Midcap 400 Index and the S&P 400 Chemicals Index. The comparison assumes $100 was invested on December 31, 2001 in FMC’s Common Stock and in both of the Indices, and the reinvestment of all dividends.

	2001	2002	2003	2004	2005	2006
FMC Corp	100.00	87.54	109.36	154.76	170.36	247.00
S&P 400 Midcap Index	100.00	84.71	113.28	130.52	145.28	158.48
S&P 400 Chemicals Index	100.00	89.49	103.00	131.41	126.53	145.71

For the three and twelve months ended December 31, 2006, we made the following share repurchases:

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Total Dollar Value of Purchases under the Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
Total 1Q 2006	—	$—	—	$—	$150,000,000
Total 2Q 2006	342,865	$63.42	315,161	20,009,446	129,990,554
Total 3Q 2006	821,678	$60.91	820,915	49,999,944	79,990,610

October 1-31, 2006	1,198	$68.99	—	$—	$79,990,610
November 1-30, 2006	158,009	70.51	155,200	10,948,129	69,042,481
December 1-31, 2006	124,449	73.50	123,113	9,052,032	59,990,449

Total 4Q 2006	283,656	71.86	278,313	20,000,161	59,990,449

Total 2006	1,448,199	$63.58	1,414,389	$90,009,551	$59,990,449

In February of 2006, the Board authorized the repurchase of up to $150.0 million of our common stock. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over the next year. During 2006, we repurchased 1,414,389 shares at an aggregate cost of $90.0 million under this program. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans, and such reacquisitions are included in the share repurchases reported under this Item.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial and other data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2006, are derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2006.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in Millions, except per share data and ratios)
Income Statement Data:
Revenue	$2,347.0	$2,150.2	$2,051.2	$1,921.4	$1,852.9

Income from continuing operations before equity in (earnings) loss of affiliates, investment gains, minority interests, interest expense, net, loss on extinguishment of debt, income taxes and cumulative effect of change in accounting principle	251.9	239.5	225.3	201.7	156.8

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	213.5	193.3	131.1	38.0	86.5

Income from continuing operations before cumulative effect of change in accounting principle	144.8	111.0	175.6	39.8	69.1
Discontinued operations, net of income taxes (1)	(12.8)	6.1	(15.4)	(13.3)	(3.3)
Cumulative effect of change in accounting principle, net of income taxes (2)	—	(0.5)	—	—	—

Net income	$132.0	$116.6	$160.2	$26.5	$65.8

Basic earnings (loss) per common share:
Continuing operations	$3.78	$2.95	$4.85	$1.13	$2.06
Discontinued operations	(0.33)	0.16	(0.42)	(0.38)	(0.10)
Cumulative effect of change in accounting principle	—	(0.01)	—	—	—

Net earnings per common share	$3.45	$3.10	$4.43	$0.75	$1.96

Diluted earnings (loss) per common share:
Continuing operations	$3.67	$2.83	$4.70	$1.12	$2.01
Discontinued operations	(0.33)	0.15	(0.42)	(0.37)	(0.09)
Cumulative effect of change in accounting principle	—	(0.01)	—	—	—

Net earnings per common share	$3.34	$2.97	$4.28	$0.75	$1.92

Balance Sheet Data :
Total assets	$2,735.0	$2,740.0	$2,978.4	$2,828.8	$2,872.0
Long-term debt	$576.0	$640.7	$893.0	$1,036.4	$1,202.7

Other Data:
Ratio of earnings to fixed charges (3)	5.3x	2.6x	2.4x	2.0x	2.0x

Footnotes:

(1)	Discontinued operations, net of income taxes includes the following items related to our discontinued businesses: gains and losses related to adjustments to our estimates of our liabilities for general liability, workers’ compensation, tax liabilities, postretirement benefit obligations, legal defense, property maintenance and other costs, losses for the settlement of litigation and environmental reserves and gains related to property sales.

(2)	On December 31, 2005, we adopted FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”. The cumulative effect of adoption was an after-tax charge of $0.5 million.
(3)	In calculating this ratio, earnings consist of income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle less minority interests, less interest expense, net, less amortization expense related to debt discounts, fees and expenses, less amortization of capitalized interest, less interest included in rental expenses (assumed to be one third of rent) and plus equity in (earnings) loss of affiliates. Fixed charges consists of interest expense, net, amortization of debt discounts, fees and expenses, interest capitalized as part of fixed assets and interest included in rental expenses.

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

2006 Highlights

2006 was a year during which we experienced continued sales growth in all of our business segments. We also had significant growth in income from continuing operations before income tax. Our liquidity position continued to improve primarily due to growth in cash provided by operating activities. Additionally, we have continued to reduce our debt level which has lowered our net interest expense. In February 2006, our Board of Directors approved the initiation of a quarterly cash dividend and authorized the repurchase of up to $150.0 million of the Company’s common stock. During 2006, we repurchased approximately 1.4 million shares at a cost of approximately $90 million.

Consolidated revenue of $2,347.0 million was up 9 percent from the prior year. Agricultural Products, Specialty Chemicals and Industrial Chemicals had revenue increases of 6%, 6% and 14%, respectively. In Agricultural Products, our focused strategy combined with strong sales growth in South America, particularly Brazil, as well as higher sales in North America and Asia and for herbicides, led to the increase in revenue. Specialty Chemical increases were driven by higher volumes and selling prices of primary lithium compounds and in the pharmaceutical market in BioPolymer. Industrial Chemicals continued to benefit from volume growth and higher selling prices in soda ash and higher selling prices for North American hydrogen peroxide.

Income from continuing operations before income tax of $213.5 million was up significantly from the prior year. This was driven primarily by 21%, 10% and 15% increases in operating profit in Agricultural Products, Specialty Chemicals and Industrial Chemicals, respectively, and lower interest expense levels. Net interest expense of $32.9 million for the year ended December 31, 2006 decreased by $25.2 million, or 43%, from the prior year primarily as a result of reduced debt levels. Partially offsetting these increases in operating profit were significantly higher energy and raw material costs and the absence of profits from Astaris, which was divested in November 2005.

2007 Outlook

In 2007, we expect continued growth in our revenue and earnings. The increase in revenue is expected to be driven by higher selling prices for soda ash, higher volumes and selling prices in BioPolymer and lithium, volume growth in Foret and new product introductions in Agricultural Products. The increase in earnings is expected to be driven by new product introductions and further supply chain productivity improvements in Agricultural Products and continued sales growth and productivity improvements in Specialty Chemicals. Higher energy costs, particularly in Spain, higher raw material costs, and increased spending on our growth initiatives are expected to partially offset our profit growth. We expect cash flow generation from our business segments to remain strong.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with U.S generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in this Form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed with the Audit Committee those accounting policies that we have deemed critical. These policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.

Environmental obligations

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

Our environmental liabilities for continuing and discontinued operations are principally for costs associated with the remediation and/or study of sites at which we are alleged to have disposed of hazardous substances. Such costs principally include, among other items, RI/FS, site remediation, costs of operation and maintenance of the remediation plan, fees to outside law firms and consultants for work related to the environmental effort, and future monitoring costs. Estimated site liabilities are determined based upon existing remediation laws and technologies, specific site consultants’ engineering studies or by extrapolating experience with environmental issues at comparable sites. We believe that it is reasonably possible that loss contingencies may exceed amounts accrued by as much as $75 million at December 31, 2006.

Included in the environmental reserve balance, other assets and reasonably possible loss contingencies for 2006 are potentially recoverable amounts from third party insurance policies, and some of these amounts have been recognized as offsetting recoveries in 2006.

Provisions for environmental costs are reflected in income, net of probable and estimable recoveries from named PRPs or other third parties. Such provisions incorporate inflation and are not discounted to their present values.

In calculating and evaluating the adequacy of our environmental reserves, we have taken into account the joint and several liability imposed by CERCLA and the analogous state laws on all PRPs and have considered the identity and financial condition of each of the other PRPs at each site to the extent possible. We have also considered the identity and financial condition of other third parties from whom recovery is anticipated, as well as the status of our claims against such parties. Although we are unable to forecast the ultimate contributions of PRPs and other third parties with absolute certainty, the degree of uncertainty with respect to each party is taken into account when determining the environmental reserve by adjusting the reserve to reflect the facts and circumstances on a site-by-site basis. Our liability includes our best estimate of the costs expected to be paid before the consideration of any potential recoveries from third parties. We believe that any recorded recoveries related to PRPs are realizable in all material respects. Recoveries are recorded as either an offset in “Environmental liabilities, continuing and discontinued” or as “Other Assets” in our consolidated balance sheets.

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

We prepare an annual impairment test of goodwill. The assumptions used to estimate fair value include our best estimate of future growth rates, discount rates and market conditions over a reasonable period. We performed this test in 2006 and determined that no impairment charge was required.

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

We recorded $15.1 million, $10.6 million and $9.2 million of net annual pension and other postretirement benefit cost in 2006, 2005 and 2004, respectively.

As of December 31, 2006 we adopted a new pension accounting standard (see Note 13 to the consolidated financial statements) which required us to recognize in our consolidated balance sheet as of December 31, 2006 the total underfunded status of our defined benefit postretirement plans. The underfunded status is defined as the difference between the fair value of the plan assets and the projected benefit obligation. At December 31, 2006, our net underfunded status recorded on our consolidated balance sheets was $140.2 million.

We made voluntary cash contributions to our U.S. qualified pension plan of $30.0 million and $15.0 million, respectively, for 2006 and 2005. In addition, we paid nonqualified pension benefits from company assets of $2.7 million and $2.5 million, for 2006 and 2005, respectively. We paid other postretirement benefits, net of participant contributions, of $5.0 million and $7.0 million for 2006 and 2005, respectively. Our estimated cash contributions for 2007 include approximately $2.4 million in nonqualified pension benefits, $4.7 million in other postretirement benefits, and we plan to make voluntary cash contributions to our U.S. qualified pension plan of approximately $30 million.

We select the discount rate used to calculate pension and other postretirement obligations based on a review of available yields on high-quality corporate bonds, including Moody’s Investors Service, Inc. (“Moody’s”) Aa-rated Corporate and Industrial bond indices. In selecting the discount rate for 2006, we placed particular emphasis on a yield-curve approach designed by our actuary to derive an appropriate discount rate for computing the present value of the future cash flows associated with our pension and other postretirement obligations taking into consideration both the timing and amount of the cash flows. The specific interest rates supporting the yield curve were derived from calculated returns (yields) from a portfolio of high-quality (Aa-graded or higher) bond investments constructed by our actuary.

In developing the expected long-term rate of return on asset assumption for our plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on long-term real return expectations by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 12 percent over the last 10 years (which is in excess of comparable market indices for the same period) as well as other factors. The current asset allocation for our plan is approximately 79 percent equities (U.S. and non-U.S.), 18 percent fixed-income and 3 percent cash and other short-term investments. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 3 percent, is between 9 percent and 11 percent for both U.S. and non-U.S. equities, and between 5 percent and 7 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our rate of return assumption. We continually monitor the appropriateness of this rate in light of current market conditions. For the sensitivity of our pension costs to incremental changes in assumptions see our discussion below.

Sensitivity analysis related to key pension and postretirement benefit assumptions.

A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $53.0 million at December 31, 2006 and $50.8 million at December 31, 2005, and decreased pension and other postretirement benefit costs by $5.2 million, $3.0 million and $2.5 million for 2006, 2005 and 2004, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $57.1 million at December 31, 2006 and $56.0 million at December 31, 2005, and increased pension and other postretirement benefit net periodic benefit cost by $5.9 million, $5.6 million and $5.0 million for 2006, 2005 and 2004, respectively.

A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $3.6 million, $3.4 million and $3.2 million for 2006, 2005 and 2004, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $3.6 million, $3.4 million and $3.2 million for 2006, 2005 and 2004, respectively.

Further details on our pension and other postretirement benefit obligations and net periodic benefit costs (benefits) are found in Note 13 to our consolidated financial statements.

Income taxes

We have recorded a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for this allowance, we have considered a number of factors including future income, the jurisdictions in which such income is earned and our ongoing tax planning strategies. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Similarly, should we conclude that we would be able to realize certain deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. At December 31, 2006 and 2005, the valuation allowance was $81.5 million and $72.6 million, respectively.

Results of Operations—2006, 2005 and 2004

Overview

	Year Ended December 31,
	2006		2005		2004
		Per Share (Diluted)		Per Share (Diluted)		Per Share (Diluted)
	(In Millions, Except Per Share Data)
Consolidated Revenue	$2,347.0		$2,150.2		$2,051.2

Net income	$132.0	$3.34	$116.6	$2.97	$160.2	$4.28

Net income included the following after-tax charges (gains):
Restructuring and other charges	$57.9	$1.46	$26.1	$0.67	$2.2	$0.06
In-process research and development	1.2	0.03	—	—	—	—
Astaris restructuring (1)	—	—	(0.2)	(0.01)	7.0	0.18
Investment gains (2)	—	—	(24.1)	(0.61)	—	—
Loss on extinguishment of debt	—	—	37.4	0.96	6.0	0.16
Cumulative effect of change in accounting principle	—	—	0.5	0.01	—	—
Discontinued operations	12.8	0.33	(6.1)	(0.15)	15.4	0.42
Tax adjustments	12.5	0.32	21.7	0.55	(71.0)	(1.90)

After-tax income from continuing operations excluding restructuring and other income and charges (3)	$216.4	$5.48	$171.9	$4.39	$119.8	$3.20

(1)	Our share of charges recorded by Astaris, the phosphorous joint venture prior to the sale of substantially all of its assets is included in “Equity in (earnings) loss of affiliates” in the consolidated statements of income. Income for the year ended December 31, 2005 represents adjustments to liabilities related to restructuring and other charges recorded by Astaris prior to the sale of substantially all of its assets.
(2)	Investment gains include a gain in connection with Astaris’s sale of substantially all of its assets. This gain is included in “equity in (earnings) loss of affiliates” in the consolidated statements of income.
(3)	We believe that the Non-GAAP financial measure “After-tax income from continuing operations, excluding restructuring and other income and charges,” and its presentation on a per-share basis, provides useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP. The after-tax charges (gains) included in net income presented in the chart above can be found in the results of operations discussions below for 2006 compared to 2005 and for 2005 compared to 2004.

See “Segment Results” for a detailed discussion of events affecting our results for 2006, 2005 and 2004.

Results of Operations—2006 compared to 2005

In the following discussion, “year” refers to the year ending December 31, 2006 and “prior year” refers to the year ending December 31, 2005. Additionally, in the discussion below, please refer to our consolidated statements of income included in Item 8 of this Form 10-K as well as the after-tax charges included in net income in the above table. All comparisons are between the periods unless otherwise noted.

Revenue for the year ended December 31, 2006 was $2,347.0 million, an increase of 9 percent compared to the $2,150.2 million recorded in the prior year period. This increase was driven by higher sales in all of our segments, which are discussed separately below.

In-Process Research and Development for the year ended December 31, 2006 was $2.0 million ($1.2 million after tax). Our Agricultural Products segment entered into development agreements with a third-party company whereby we were given the right to develop further one of such party’s products in certain geographic markets.

Restructuring and other charges were $74.8 million ($57.9 million after-tax) in 2006 compared to $40.4 million ($26.1 million after-tax) in 2005. Charges for the year ended December 31, 2006 primarily include the following:

•

We reached an agreement to settle a federal class action lawsuit, as well as other individual claims, alleging violations of antitrust laws involving our microcrystalline cellulose (“MCC”) product in our Specialty Chemicals business in the amount of $25.7 million.

•	We committed to the abandonment of a plant building in our Agricultural Products segment and recorded a charge of $6.0 million.

•

The European Commission imposed a fine on us regarding alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1997-1999 which we have appealed. This fine is associated with our Industrial Chemicals segment. We have recorded a €25 million (U.S. $30 million) charge for this fine. Since we are not required to make the payment during the appeal process, which is expected to extend beyond one year, the liability has been classified as long-term in the consolidated balance sheets as of December 31, 2006.

•

We announced a plan to redeploy our discovery research and development resources within our Agricultural Products segment to shorten the innovation cycle and accelerate the delivery of new product and technologies. We incurred $3.4 million of severance charges as a result of this decision. These severance costs related to approximately 70 people who have separated from us. We also abandoned assets as a result of these decisions and recorded a charge of $1.9 million.

•

Additional restructuring charges for 2006 totaled $7.8 million. These charge included $1.2 million of asset abandonment charges in our Industrial Chemicals segment and $1.3 million of severance costs were recorded in our Specialty Chemicals segment due to a workforce restructuring. We also recorded $5.4 million relating to continuing environmental sites. Offsetting these charges was a gain of $0.6 million in our Specialty Chemicals segment from the completion of the sale of our previously disclosed assets held for sale related to our Copenhagen, Denmark carrageenan plant which we closed in 2005. The gain represented the difference between the asset held for sale balance and the final proceeds. The final proceeds from the sale totaled $9.6 million. Additional restructuring and other charges were recorded in Industrial Chemicals for $0.5 million.

The charges of $40.4 million that we recorded in 2005 were primarily a result of the following:

•

$17.0 million related to our decision to close our Copenhagen, Denmark carrageenan plant and Bezons, France blending facility in our Specialty Chemicals segment. This amount consisted of (i) plant and equipment impairment charges of $13.8 million, (ii) severance and employee benefits of $2.4 million and (iii) other costs of $0.8 million.

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

•

Additional restructuring and other charges for the year ended December 31, 2005 totaled $15.9 million. This amount primarily related to charges of $6.1 million at our Pocatello site to increase reserves for demolition and other shutdown costs as well as charges of $5.4 million for the abandonment of assets in our Agricultural Products segment and severance charges which were recorded in our Specialty Chemicals ($1.6 million) and Agricultural Products ($1.8 million) segments. The severance charges related to approximately 20 and 60 people, respectively.

Equity in (earnings) loss of affiliates was $2.3 million of earnings in 2006 versus $70.6 million of earnings in the prior year. The significant decrease was primarily the result of our sale of Astaris and substantially all of its assets in the fourth quarter of 2005. We recorded a gain from this sale of $57.7 million ($21.7 million after-tax). The decrease is also the result of income at Astaris up to the date of the asset sale in 2005.

Investment gains for the year ended December 31, 2005 were due to the sale of our 50% equity method investment in Sibelco. We recorded a gain of $9.3 million ($2.4 million after-tax) in conjunction with this sale in our consolidated statement of income. There were no gains from the sale of investments for the year ended December 31, 2006.

Interest expense, net decreased to $32.9 million compared to $58.1 million in 2005. The decrease primarily reflects lower interest costs and debt levels in the year ended December 31, 2006 compared to the prior year. The decreases were due to our debt refinancing in June 2005 and the redemption of the 10.25 percent Senior Notes in July 2005.

Loss on extinguishment of debt was $60.5 million ($37.4 million after-tax) in 2005. In 2005, in connection with our Industrial Revenue Bond refinancing, we incurred an approximate $2.1 million loss and in connection with entering into the 2005 Credit Agreement, we wrote off approximately $1.2 million of deferred financing fees associated with the previous agreement and $0.6 million of fees associated with the new agreement. Additionally, in 2005, we incurred a loss of $56.6 million associated with the redemption of the 10.25 percent Senior Notes.

Provision (benefit) for income taxes was an expense of $68.7 million in 2006 compared with expense of $82.3 million in 2005 reflecting effective tax rates of 32.2% and 42.6%, respectively. The change was primarily due to higher tax adjustments in 2005 which include income taxes associated with the repatriations under the American Jobs Creation Act (AJCA). Offsetting this decrease is the effect on the tax provision in 2006 from having the $30 million European Commission fine that is non-deductible for tax purposes. Excluding the effect of these tax adjustments and the non-deductibility of the European Commission fine, the change from 2005 to 2006 is primarily a result of the mix of domestic income compared to income earned outside of the U.S., dividends received from foreign operations and valuation allowance adjustments.

2006 tax adjustments of $12.5 million primarily include charges associated with adjustments to deferred taxes.

2005 tax adjustments of $21.7 million primarily include charges of $31.9 million associated with repatriations, net tax benefits of $19.2 million primarily related to agreement on certain prior year tax matters previously reserved and charges of $9.5 million associated with adjustments to deferred tax liabilities.

Cumulative effect of change in accounting principle, net of income tax. On December 31, 2005, we adopted FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”. The cumulative effect of adoption was a charge of $0.5 million in 2005 (See Note 2 to our consolidated financial statements).

Discontinued operations, net of income tax totaled a loss of $12.8 million in 2006 versus a gain of $6.1 million in 2005. The 2006 loss includes net charges of $27.3 million related to environmental issues and legal expenses related to previously discontinued operations. Discontinued environmental and legal charges include environmental remediation costs at sites of discontinued businesses for which we are responsible for environmental compliance. The charges in 2006 were primarily related to our Front Royal and Middleport sites as well as to increase reserves for operating and maintenance activities. Offsetting these charges was a gain of $14.0 million from the sale of 23 acres real estate property in San Jose, California related to our former Defense business. This completed the sale of land that was formerly used by FMC’s defense business, which was divested in 1997.

2005 net gain includes income of $29.2 million related to a sale to the city of San Jose, California of approximately 52 acres of land used by our former Defense Systems operations. Primarily offsetting this income in 2005 was net environmental and legal charges of $23.4 million. The charges in 2005 were primarily related to our Front Royal and Middleport sites and in recognition of our share of liabilities related to a consent order between the EPA and the primary responsible parties at the Anniston site.

Net Income increased to $132.0 million in 2006 compared with $116.6 million in 2005 primarily as a result of changes in the after-tax items included in net income described above. The change in these items was the primary driver behind the increase in net income from 2005 to 2006 as well as higher earnings from our Agricultural Products, Specialty Chemicals and Industrial Chemicals segments and a decrease in interest expense.

Other Financial Data

Corporate Expenses were $46.2 million in 2006 compared to $45.1 million in 2005, essentially level from one year ago.

Other income and expense, net is comprised primarily of LIFO inventory adjustments, pension expense and realized foreign currency gains and losses. Other income, net decreased to $3.0 million from $13.9 million in the prior year due to a gain related to the settlement of certain energy contracts in 2005 which was not repeated in 2006 as well as higher pension expense and the recognition of stock option expense in 2006. Offsetting these decreases was a gain recorded in 2006 related to a refund of previously submitted payroll taxes.

Segment Results 2006 compared to 2005

Information about how each of these items relates to our businesses at the segment level and results by segment are discussed below and in Note 19 to our consolidated financial statements included in this Form 10-K.

Agricultural Products

	Year Ended December 31,		Increase/ (Decrease)
	2006	2005	$	%
	(in Millions)
Revenue	$767.0	$724.5	$42.5	6%
Operating Profit	151.0	124.8	26.2	21

Revenue in Agricultural Products was $767.0 million, an increase of 6 percent versus the prior year, driven primarily by strong sales growth in South America, particularly in Brazil, as well as by higher sales in North America and in Asia.

Segment earnings were $151.0 million, an increase of 21 percent from the year earlier, as a result of the higher sales and the favorable impact of supply chain productivity initiatives, which more than offset the impact of generic bifenthrin competition, higher raw material costs and increased spending associated with growth in innovation initiatives.

In 2007, full-year revenue growth is expected to be up, in the low to mid single digits, as a result of new product introductions and continued label expansions and volume growth in herbicides. Full-year segment earnings are expected to increase approximately 10% driven by our sales growth and further supply chain productivity improvements, offset in part by increased spending on our growth initiatives and higher raw material costs. A combination of lower commodity prices and a strengthening Brazilian Real is pressuring the cash flow of our Brazilian customers who sell into U.S. dollar priced export markets. This continues to result in slower payments from these customers and an increase in our allowance for doubtful accounts.

In our Agricultural Products segment, several products are undergoing re-registration in the U.S. and a comparable regulatory review by EU governmental authorities. In August 2006, the U.S. Environmental Protection Agency issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide. The IRED proposes cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses. FMC does not agree with the scientific analysis or conclusions in the IRED. FMC intends to challenge EPA’s conclusions and seek to maintain carbofuran as a registered product. The IRED is not a final agency action and is therefore subject to change. It does not require FMC to stop selling carbofuran at this time.

In November 2006, the EU Commission’s Standing Committee on Animal Health and Food Chain voted not to include our carbofuran, carbosulfan and cadusafos products on the official list of active ingredients approved for continued sale in the EU. We believe the Committee’s decision was based on a flawed underlying scientific review, and we have initiated litigation against the European Food Safety Authority. The Standing Committee’s vote is not final action and does not require FMC to stop selling these products at this time.

We intend to vigorously defend all our products in the US and EU regulatory processes. Several of FMC’s pesticide products will be reviewed in the ordinary course of regulatory programs during 2007 as part of the ongoing cycle of re-registration in countries around the world. We do not anticipate significant impact on FMC Agricultural Products sales in 2007 as a result of any of these agency reviews; at this time, we cannot reasonably estimate the effect of such regulatory reviews beyond 2007.

Specialty Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2006	2005	$	%
	(in Millions)
Revenue	$592.8	$558.5	$34.3	6%
Operating Profit	118.8	108.1	10.7	10

Revenue in Specialty Chemicals was $592.8 million, an increase of 6 percent versus the prior year, driven by higher sales of primary lithium compounds and continued strength in BioPolymer’s pharmaceutical business.

Segment earnings of $118.8 million increased 10 percent versus the prior year. The sales gains, improved results in BioPolymer’s food ingredients business and the benefit of restructuring initiatives were partially offset by higher raw material costs and increased spending for growth initiatives.

In 2007, we expect revenue growth in the mid-single digits driven by higher volumes and higher selling prices in both lithium and BioPolymer. Full-year earnings growth of approximately 10% is expected, as a result of the sales growth and the benefit of productivity improvements, mitigated somewhat by higher energy and raw material costs.

Industrial Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2006	2005	$	%
	(in Millions)
Revenue	$990.9	$870.4	$120.5	14%
Operating Profit	96.7	83.9	12.8	15

Revenue in Industrial Chemicals was $990.9 million, an increase of 14 percent versus the prior year. The soda ash business accounted for the majority of the increase due to significant improvements in both domestic and export soda ash selling prices and higher volumes. North American hydrogen peroxide also benefited from higher selling prices and energy surcharges.

Segment earnings of $96.7 million increased 15 percent versus the prior year, driven by the sales gains, offset in part by higher energy costs, particularly for natural gas in Spain, higher raw material costs and the absence of earnings from Astaris, which was divested in November 2005. Prior to its divestiture, Astaris contributed approximately $11 million of income in 2005.

For 2007, we expect full-year revenue growth in the mid-teens as a result of higher soda ash volumes and selling prices and volume growth in Foret. Full-year segment earnings are expected to be level to prior year, as aggregate price and volume benefits are offset by higher energy costs, particularly in Spain, and higher raw material costs.

Results of Operations—2005 compared to 2004

Revenue for the year ended December 31, 2005 was $2,150.2 million, an increase of 5 percent compared to the $2,051.2 million recorded in the prior year period. This increase was driven by higher sales in all of our segments, which are discussed separately below.

Restructuring and other charges were $40.4 million ($26.1 million after-tax) in 2005 compared to $3.5 million ($2.2 million after-tax) in 2004. Charges for the year ended December 31, 2005 primarily related to the closing of our carrageenan plant in Copenhagen, Denmark in our Specialty Chemicals segment, a charge for the abandonment of certain assets in our Agricultural Products segment and impairment and shutdown charge at our Spring Hill, West Virginia facility in our Industrial Chemicals segment.

The charges of $3.5 million that we recorded in 2004 were primarily a result of severance costs. Agricultural Products and Specialty Chemicals recorded $3.3 million and $0.3 million, respectively, of these severance costs. Severance costs in 2004 related to approximately 80 people most of whom separated from us in 2004. We also recorded $1.1 million of charges related to continuing environmental sites. These charges were partially offset by non-cash gains totaling $1.1 million in Industrial Chemicals and $0.1 million in Corporate.

Equity in (earnings) loss of affiliates Equity in (earnings) loss of affiliates was $70.6 million of earnings in 2005 versus a loss of $2.1 million in the prior year. The significant increase was primarily a result of $57.7 million ($21.7 million after-tax) of earnings recorded in 2005 as a result of a gain in connection with Astaris’s sale of substantially all of its assets. The increase was also a result of income at Astaris up to the date of the asset sale versus a loss at Astaris in the prior period. The 2004 loss included our portion of the Astaris 2004 restructuring charges of $11.5 million ($7.0 million after-tax).

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

Loss on extinguishment of debt was $60.5 million ($37.4 million after-tax) for the year ended December 31, 2005 compared to $9.9 million ($6.0 million after-tax) in 2004. In 2005, in connection with our Industrial Revenue Bond refinancing, we incurred an approximate $2.1 million loss and in connection with entering into the 2005 Credit Agreement, we wrote off approximately $1.2 million of deferred financing fees associated with the previous agreement and $0.6 million of fees associated with the new agreement. Additionally, in 2005, we incurred a loss of $56.6 million associated with the redemption of the 10.25 percent Senior Notes.

The 2004 loss represents the unamortized fees from our 2002 credit agreement that were written off when we refinanced it in October 2004.

Provision (benefit) for income taxes was an expense of $82.3 million in 2005 compared with a benefit of $44.5 million in 2004 reflecting effective tax rates of 42.6% and (33.9%), respectively. The change was primarily due to tax adjustments in 2005 which include income taxes associated with the repatriations under the American Jobs Creation Act (AJCA). Excluding the effect of these tax adjustments, which are discussed below, the change from 2004 to 2005 is primarily a result of the mix of domestic income compared to income earned outside of the U.S., dividends received from foreign operations and valuation allowance adjustments.

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

Discontinued operations, net of income tax totaled a gain of $6.1 million in 2005 versus a loss of $15.4 million in 2004. The 2005 net gain includes income of $29.2 million related to completion of sale to the city of San Jose, California of approximately 52 acres of land used by our former Defense Systems operations. Primarily offsetting this income in 2005 were net environmental and legal charges of $23.4 million. Discontinued environmental and legal charges include environmental remediation costs at sites of discontinued businesses for which we are responsible for environmental compliance. The charges in 2005 were primarily related to our Front Royal and Middleport sites and in recognition of our share of liabilities related to a consent order between the EPA and the primary responsible parties at the Anniston site.

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

Recently Adopted and Issued Accounting Pronouncements and Regulatory Items

See Note 3 to our consolidated financial statements included in this Form 10-K

Liquidity and Capital Resources

Domestic Credit Agreement

On June 21, 2005, we executed a new $850.0 million, five-year credit agreement (the “Domestic Credit Agreement”), which provided for a $600.0 million revolving credit facility ($250.0 million of which is available for the issuance of letters of credit) and a $250.0 million term loan facility. The initial borrowings under the Domestic Credit Agreement, which is unsecured, were used to prepay all borrowings and terminate the previous $600.0 million senior secured credit agreement. The $250.0 million term loan under the Domestic Credit Agreement was prepaid on December 21, 2005 with proceeds from the European Credit Agreement, as described below. No further borrowings are permitted under the term loan facility.

Obligations under the Domestic Credit Agreement bear interest at a floating rate, which is, at our option, either a base rate or a London InterBank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is subject to adjustment based on the rating assigned to the revolving credit facility by each of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Corporation (“S&P”). At December 31, 2006 the applicable margin on LIBOR-based loans was 0.75 percent. At December 31, 2006 if we had borrowings under our Domestic Credit agreement, then the applicable rate would have been 6.07 percent per annum.

In connection with entering into the Domestic Credit Agreement, we wrote off $1.2 million of deferred financing fees associated with our previous credit agreement and $0.6 million of fees associated with the new agreement. In addition, with the prepayment in December 2005 of the term loan under the Domestic Credit Agreement, we wrote-off $0.1 million of fees associated with that facility. These fees were previously included as a component of “other assets” in our consolidated balance sheet and were recorded as “loss on extinguishment of debt” in the consolidated statements of income for the year ended December 31, 2005.

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

Loans under the European Credit Agreement bear interest at a eurocurrency base rate, which for loans denominated in euros is the Euro Interbank Offered Rate, and for loans denominated in dollars is LIBOR in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the rating assigned to the facility or, if the facility is not rated, to FMC by each of Moody’s and S&P. At December 31, 2006 the applicable margin was 0.40 percent and the applicable borrowing rate under the European Credit Agreement was 4.12 percent per annum.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of adjusted earnings to debt) and interest coverage (measured as the ratio of interest expense to adjusted earnings). We were in compliance with all covenants at December 31, 2006.

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

At December 31, 2006, we had $196.4 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement, resulting in available funds of $91.7 million. This facility was fully drawn at December 31, 2005.

We had no borrowings under our Domestic Credit Agreement at December 31, 2006 and 2005. Letters of credit outstanding under the Domestic Credit Agreement totaled $144.5 million and $147.4 million at December 31, 2006 and December 31, 2005, respectively. Available funds under the Domestic Credit Agreement were $455.5 million at December 31, 2006 and $452.6 million at December 31, 2005.

Cash and cash equivalents at December 31, 2006 and December 31, 2005 were $165.5 million and $206.4 million, respectively. We had total debt of $629.7 million and $720.2 million at December 31, 2006 and 2005, respectively. This included $523.5 million and $639.8 million of long-term debt (excluding current portions of $52.5 million and $0.9 million) at December 31, 2006 and 2005, respectively. Short-term debt, which consists primarily of foreign borrowings, decreased to $53.7 million at December 31, 2006 compared to $79.5 million at December 31, 2005. The $64.7 million decrease in total long-term debt at December 31, 2006 from December 31, 2005 was primarily due to partial repayment of our European Credit Agreement offset by higher exchange rates for the euro against the U.S. dollar.

Statement of Cash Flows

Cash provided by operating activities was $307.2 million for 2006 compared to $199.6 million for 2005 and $239.0 million for 2004. The increase in cash provided by operating activities in 2006 compared to 2005 reflected higher earnings from continuing operations and improved working capital management in inventories and accounts payable. These were partially offset by an increase in accounts receivable balances. The decrease in cash provided by operating activities in 2005 compared to 2004 was due to our reduction in the use of vendor finance guarantees coupled with a decrease in accounts payable, which were offset by higher earnings.

Cash required by operating activities of discontinued operations was $43.2 million for 2006 compared to cash provided of $17.4 million and cash required of $28.3 million in 2005 and 2004, respectively. The decrease in 2006 compared to 2005 was due to higher environmental spending in 2006 and lower cash proceeds of $25.3 million from the sale of a portion of our San Jose property in 2006 as compared to similar proceeds of $56.1 million in 2005. The majority of the spending for our discontinued operations is for environmental remediation on discontinued sites. Discontinued environmental spending was $44.1 million in 2006 compared to $24.4 million in 2005 and $20.5 million in 2004.

Cash required by investing activities was $109.8 million, $6.4 million and $114.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in cash required in 2006 was a result of lower asset sale proceeds, primarily the asset sale of our former phosphorus joint venture, Astaris. This sale coupled with the sale of our investment in Sibelco was the primary reasons for the change from 2004 to 2005.

Cash required by financing activities for 2006 was $198.5 million compared to cash required of $215.3 million in 2005. In 2004, cash provided by financing activities was $46.1 million. The decrease in 2006 compared to 2005 was primarily due to the redemption of all of our 6.75 percent medium-term notes due May 2005 and all of our 10.25 percent Senior Notes due November 2009. The redemption of our 10.25 percent Senior Notes included a redemption premium of $44.0 million. Partially offsetting this change was the repurchase of $92.2 million of common stock and the payment of $21.0 million in dividends in 2006.

For the years ended December 31, 2006, 2005 and 2004, we contributed approximately 235,000, 264,000 and 136,000 shares of treasury stock to our employee benefit plans having a cost of $17.3 million, $14.9 million and $3.6 million, respectively, which is considered a non-cash activity.

Commitments and other potential liquidity needs

Our cash needs for 2007 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, environmental spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our $600.0 million committed revolving credit facility.

We continually evaluate our options for divesting real estate holdings and property, plant and equipment that are no longer integral to any of our core operating businesses.

Projected 2007 spending includes approximately $45.0 million of environmental remediation spending. This spending does not include expected spending of approximately $10 million in 2007, respectively, on capital projects relating to environmental control facilities. Also, we expect to spend in the range of approximately $25 million to $26 million annually in 2007 for environmental compliance costs, which we will include as a component of cost of sales in our consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls above the foregoing projections.

We have historically made voluntary pension payments and plan to make payments totaling approximately $30 million in 2007. We also have executive severance guidelines and changes of control arrangements which are described in our proxy statement.

On February 24, 2006, our Board of Directors approved the initiation of a quarterly cash dividend of $0.18 per share. In 2006, we declared dividends totaling $27.8 million. Additionally, the Board authorized the repurchase of up to $150 million of our common stock. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over the next year. During 2006, we repurchased 1,414,389 shares at an aggregate cost of $90.0 million under this program.

In 2001, we split FMC into separate chemical and machinery companies and we refer to the spun-off company, FMC Technologies, Inc. as “Technologies” throughout this Annual Report. We agreed to guarantee the performance by Technologies of a debt instrument (see Note 18 to the consolidated financial statements in this Form 10-K). As of December 31, 2006, these guaranteed obligations totaled $2.4 million compared to $3.2 million at December 31, 2005.

We guarantee repayment of some of the borrowings of certain foreign equity method investments. The other investment owners provided parallel agreements. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of December 31, 2006, these guarantees had maximum potential payments of $8.2 million.

We also provide guarantees to the financial institutions on behalf of certain Agricultural Product customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $25.6 million and $30.4 million at December 31, 2006 and 2005, respectively. These guarantees are recorded on the consolidated balance sheets for each date as guarantees of vendor financing.

Short-term debt consisted of foreign credit lines at December 31, 2006 and December 31, 2005. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Our total significant committed contracts that we believe will affect cash over the next four years and beyond are as follows:

Contractual Commitments	Expected Cash Payments by Year
	2007	2008	2009	2010	2011 & beyond	Total
	(in Millions)
Debt maturities (1)	$106.2	$77.8	$2.1	$208.9	$235.2	$630.2
Contractual interest (2)	29.3	24.9	22.9	22.4	209.0	308.5
Lease obligations (3)	27.6	25.7	24.9	23.6	127.1	228.9
Forward energy and foreign exchange contracts	24.7	0.1	—	—	—	24.8
Purchase Obligations (4)	48.4	13.3	3.2	2.5	7.2	74.6

Total	$236.2	$141.8	$53.1	$257.4	$578.5	$1,267.0

(1)	Excluding discounts.
(2)	Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We had $293 million of long-term debt subject to variable interest rates at December 31, 2006. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2006. Variable rates are market determined.
(3)	Before recoveries.
(4)	Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased, price provisions and timing of the transaction. We have entered into a number of purchase obligations for the sourcing of materials and energy where take-or-pay arrangements apply. Since the majority of the minimum obligations under these contracts are take-or pay commitments over the life of the contract as opposed to a year by year take-or-pay, the obligations in the table related to these types of contacts are presented in the earliest period in which the minimum obligation could be payable under these types of contracts.

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

During 2004, we reached agreement in principle with the EPA and the U.S. Department of Justice to settle certain liabilities at two environmental remediation sites in New Jersey. A Consent Decree was negotiated and agreed and became final upon entry by the Court in early October 2006, requiring a payment by the company in the amount of $18 million.

On October 14, 2003, Solutia, our joint venture partner in Astaris, filed a lawsuit against us with the Circuit Court of St. Louis County, Missouri claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris and also failed to disclose the information we had about the PPA technology. Solutia dismissed this Missouri lawsuit in February 2004, after it had filed a virtually identical lawsuit in the U.S. Bankruptcy Court in the Southern District of New York. Solutia had filed for Chapter 11 bankruptcy protection in that same court on December 17, 2003. Our motion to remove the lawsuit from Bankruptcy Court was granted on June 18, 2004, and the matter is now pending in U.S. District Court for the Southern District of New York. On March 29, 2005, the court dismissed certain of the claims relating to the alleged failure of the PPA technology for lack of standing on the part of Solutia. The PPA technology was not included in the sale to ICL described in Note 5 to the consolidated financial statements in this Form 10-K and will continue to be owned by Astaris, now known as Siratsa, LLC. A trial in this matter is scheduled to occur in April 2007, although the Court has rejected Solutia’s demand for a jury.

On January 28, 2005 we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission has imposed a fine on us in the amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of U.S. $30.0 million in our consolidated statements of income. This expense is included as a component of restructuring and other charges. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a variable rate, which as of December 31, 2006, was 4.1 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At December 31, 2006, the amount of the letter of credit was €26.0 million (U.S. $34.0 million).

We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. At this time, we do not believe the investigations are related. In connection with these two matters, in February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal Law provides that persons who have been injured by violations of federal anti-trust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class in January 2007. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada.

Another anti-trust class action previously brought in Federal Court in the Eastern District of Pennsylvania alleging violations of antitrust laws involving our microcrystalline cellulose product was settled for $25.0 million, the same amount paid by our co-defendant Asahi Kasei Corporation. The Court approved this settlement in November 2006. The claims of plaintiffs who opted out of the class settlement were also settled late in 2006 for $0.7 million. Two related state court cases remain pending in California and Tennessee.

We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Based on information currently available and established reserves the ultimate resolution of our known contingencies, including the matters described in Note 18 to the consolidated financial statements, is not expected to have a material adverse effect on our consolidated financial position or liquidity. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Dividends

On February 24, 2006, our Board of Directors approved the initiation of a quarterly cash dividend of $0.18 per share. In 2006, we declared dividends aggregating $27.8 million to our shareholders of record. Of this amount $6.8 million is included in accrued and other liabilities on the condensed consolidated balance sheet as of December 31, 2006. We paid no cash dividend in 2005 or 2004.

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

At December 31, 2006, our net financial instrument position was a net liability of $24.8 million compared to a net asset of $23.2 million at December 31, 2005. The change in the net financial instrument position was due to larger unrealized losses in our commodity portfolio attributable to lower market prices relative to our hedged prices.

Commodity Price Risk

Energy costs are approximately 12 percent of our cost of sales and services and are well balanced among coal, electricity and natural gas, and to a lesser extent, oil. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas and oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at December 31, 2006 and December 31, 2005 with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease of the net liability position of $13.6 million at December 31, 2006 compared to a $16.5 million increase in the net asset position at December 31, 2005. A 10 percent decrease in energy market prices would result in an increase of $13.6 million in the net liability position at December 31, 2006. A 10 percent decrease in energy market prices would result in a decrease of $16.5 million in the net asset position at December 31, 2005.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2006 and December 31, 2005, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in a decrease of $19.4 million in the net asset position, and as a result, would have changed the net asset position into a net liability position at December 31, 2006. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in a decrease of $9.3 million in the net asset position, and as a result, would have changed the net asset position into a net liability position at December 31, 2005. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in an increase of $17.9 million in the net asset position at December 31, 2006, compared to an increase of $7.9 million in the net asset position at December 31, 2005.

Interest Rate Risk

One of the strategies that we use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In 2003, we entered into swaps with an aggregate notional value of $100.0 million. In 2005, we terminated these swaps at a net cost of $2.7 million and redeemed the underlying debt. As of December 31, 2006 we had no interest rate swap agreements.

Our debt portfolio, at December 31, 2006, is composed of 54 percent fixed-rate debt and 46 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of foreign bank borrowings and variable-rate industrial and pollution control revenue bonds and borrowings under our European Credit Agreement. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt in our debt portfolio at December 31, 2006, a one percentage point increase or decrease in interest rates then in effect would have increased or decreased interest expense for 2006 by $2.9 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

(1)	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

(2)	Consolidated Balance Sheets as of December 31, 2006 and 2005

(3)	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

(4)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

(5)	Notes to Consolidated Financial Statements

(6)	Report of Independent Registered Public Accounting Firm

(7)	Management’s Report on Internal Control over Financial Reporting

(8)	Report of Independent Registered Public Accounting Firm

FMC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(in Millions, Except Per Share Data)
Revenue	$2,347.0	$2,150.2	$2,051.2
Costs and expenses
Costs of sales and services	1,636.5	1,505.5	1,474.2
Selling, general and administrative expenses	284.9	270.4	254.8
Research and development expenses	96.9	94.4	93.4
In-process research and development	2.0	—	—
Restructuring and other charges	74.8	40.4	3.5

Total costs and expenses	2,095.1	1,910.7	1,825.9

Income from continuing operations before equity in (earnings) loss of affiliates, investment gains, minority interests, interest income and expense, loss on extinguishment of debt, income taxes, and cumulative effect of change in accounting principle	251.9	239.5	225.3
Equity in (earnings) loss of affiliates	(2.3)	(70.6)	2.1
Investment gains	—	(9.3)	—
Minority interests	7.8	7.5	3.8
Interest income	(9.1)	(4.2)	(2.5)
Interest expense	42.0	62.3	80.9
Loss on extinguishment of debt	—	60.5	9.9

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	213.5	193.3	131.1
Provision (benefit) for income taxes	68.7	82.3	(44.5)

Income from continuing operations before cumulative effect of change in accounting principle	144.8	111.0	175.6
Discontinued operations, net of income taxes	(12.8)	6.1	(15.4)
Cumulative effect of change in accounting principle, net of income taxes	—	(0.5)	—

Net income	$132.0	$116.6	$160.2

Basic earnings (loss) per common share
Continuing operations	$3.78	$2.95	$4.85
Discontinued operations	(0.33)	0.16	(0.42)
Cumulative effect of change in accounting principle	—	(0.01)	—

Net income	$3.45	$3.10	$4.43

Diluted earnings (loss) per common share
Continuing operations	$3.67	$2.83	$4.70
Discontinued operations	(0.33)	0.15	(0.42)
Cumulative effect of change in accounting principle	—	(0.01)	—

Net income	$3.34	$2.97	$4.28

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in Millions, Except Share and Par Value Data)
ASSETS
Current assets
Cash and cash equivalents	$165.5	$206.4
Trade receivables, net of allowance of $13.5 in 2006 and $11.0 in 2005	537.9	494.3
Inventories	219.4	216.3
Prepaid and other current assets	91.3	115.5
Deferred income taxes	53.7	31.9

Total current assets	1,067.8	1,064.4
Investments	22.1	25.3
Property, plant and equipment, net	1,025.1	1,012.0
Goodwill	163.6	148.6
Other assets	125.6	115.1
Deferred income taxes	330.8	374.6

Total assets	$2,735.0	$2,740.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$53.7	$79.5
Current portion of long-term debt	52.5	0.9
Accounts payable, trade and other	301.4	301.0
Accrued and other liabilities	178.1	166.6
Accrued payroll	50.4	53.5
Guarantees of vendor financing	25.6	30.4
Accrued pensions and other postretirement benefits, current	7.5	10.9
Income taxes	33.3	16.5

Total current liabilities	702.5	659.3
Long-term debt, less current portion	523.5	639.8
Accrued pension and other postretirement benefits, long-term	132.9	131.6
Environmental liabilities, continuing and discontinued	157.8	163.4
Reserve for discontinued operations	36.3	66.7
Other long-term liabilities	103.5	68.4
Minority interests in consolidated companies	59.0	51.5
Commitments and contingent liabilities (Note 18)

Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued or outstanding in 2006 or 2005	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2006 and 2005 46,495,948 in 2006 and 45,972,580 issued in 2005	4.6	4.6
Capital in excess of par value of common stock	431.0	427.7
Retained earnings	1,166.4	1,062.2
Accumulated other comprehensive income (loss)	(57.1)	(46.1)
Treasury stock, common, at cost; 8,178,419 shares in 2006 and 7,456,918 shares in 2005	(525.4)	(489.1)

Total stockholders’ equity	1,019.5	959.3

Total liabilities and stockholders’ equity	$2,735.0	$2,740.0

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(in Millions)
Cash provided by operating activities of continuing operations:
Net Income	$132.0	$116.6	$160.2
Cumulative effect of change in accounting principle	—	0.5	—
Discontinued operations	12.8	(6.1)	15.4

Income from continuing operations	$144.8	$111.0	$175.6
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	131.8	136.3	134.3
Restructuring and other charges	74.8	40.4	3.5
Investment gains	—	(9.3)	—
Equity in (earnings) loss of affiliates	(2.3)	(70.6)	2.1
Deferred income taxes	57.2	56.4	(60.1)
Minority interests	7.8	7.5	3.8
In-process research and development	2.0	—	—
Loss on extinguishment of debt	—	60.5	9.9
Other	10.9	(0.3)	13.0
Changes in operating assets and liabilities:
Trade receivables, net	(31.2)	(27.5)	7.9
Guarantees of vendor financing	(4.8)	(39.6)	25.8
Inventories	21.9	4.7	(5.9)
Other current assets and other assets	(23.1)	45.7	(7.3)
Accounts payable	(12.3)	(25.6)	30.4
Accrued payroll, other current liabilities and other liabilities	(29.2)	(17.8)	(29.4)
Income taxes	17.2	(22.8)	(9.7)
Accrued pension and other postretirement benefits, net	(40.1)	(25.8)	(21.6)
Environmental spending, continuing	(4.0)	(5.1)	(18.1)
Restructuring and other spending	(14.2)	(18.5)	(15.2)

Cash provided by operating activities	307.2	199.6	239.0

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued	(44.1)	(24.4)	(20.5)
Proceeds from sale of formerly environmentally impaired property	25.3	56.1	—
Payments of other discontinued reserves	(24.4)	(14.3)	(7.8)

Cash provided (required) by operating activities of discontinued operations	(43.2)	17.4	(28.3)

Cash provided (required) by investing activities:
Capital expenditures	(115.6)	(93.5)	(85.4)
In-process research and development expenditure	(2.0)	—	—
Financing commitments to Astaris	—	—	(35.5)
Proceeds from sales of investments and assets held for sale	11.7	13.7	—
Distributions from Astaris	—	69.5	—
Acquisition of mineral rights	(9.0)	—	—
Decrease (increase) in investments	(0.2)	—	—
Proceeds from disposal of property, plant and equipment	5.3	3.9	6.3

Cash required by investing activities	(109.8)	(6.4)	(114.6)

Cash provided (required) by financing activities:
Net increase (decrease) in other short-term debt	(27.1)	42.9	21.3
Net decrease (increase) in restricted cash	—	9.7	127.1
Financing fees and redemption premium	—	(48.6)	(4.0)
Increase in long term debt	—	594.1	100.0
Repayment of long-term debt	(91.5)	(849.6)	(248.1)
Distributions to minority partners	(7.3)	(4.0)	(1.5)
Dividends	(21.0)	—	—
Issuances of common stock, net	40.6	40.2	51.3
Repurchases of common stock	(92.2)	—	—

Cash provided (required) by financing activities	(198.5)	(215.3)	46.1

Effect of exchange rate changes on cash and cash equivalents	3.4	(1.3)	13.2

Increase (decrease) in cash and cash equivalents	(40.9)	(6.0)	155.4
Cash and cash equivalents, beginning of year	206.4	212.4	57.0

Cash and cash equivalents, end of year	$165.5	$206.4	$212.4

Cash paid for taxes, net of refunds was $4.3 million net refunds, $41.4 million net payments and $23.9 million net payments in 2006, 2005 and 2004, respectively. Cash paid for interest was $44.3 million, $71.4 million and $83.4 million in 2006, 2005 and 2004, respectively. For the years ended December 31, 2006, 2005 and 2004, we contributed approximately 235,000, 264,000 and 136,000 shares, respectively, of treasury stock to our employee benefit plans having a cost of $17.3 million, $14.9 million and $3.6 million, respectively, which is considered a non-cash activity.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Comprehensive Income
	(in Millions, Except Par Value)
Balance December 31, 2003	$4.3	$338.8	$774.6	$(21.8)	$(507.6)	$177.6

Net income			160.2			160.2
Stock options and awards exercised	0.2	58.6
Shares for benefit plan trust					3.6
Minimum pension liability adjustment, net of income tax benefit of $3.7				(5.8)		(5.8)
Net deferred gain on derivative contracts, net of income tax benefit of $2.1				(3.3)		(3.3)
Foreign currency translation adjustments				63.6		63.6
Equity distribution related to 2001 spin-off of Technologies			10.8

Balance December 31, 2004	4.5	397.4	945.6	32.7	(504.0)	214.7

Net income			116.6			116.6
Stock options and awards exercised	0.1	30.3
Shares for benefit plan trust					14.9
Minimum pension liability adjustment, net of income tax benefit of $3.3				(7.5)		(7.5)
Net deferred gain on derivative contracts, net of income tax of $12.8				21.1		21.1
Foreign currency translation adjustments				(92.4)		(92.4)

Balance December 31, 2005	4.6	427.7	1,062.2	(46.1)	(489.1)	37.8

Net income			132.0			132.0
Stock options and awards exercised		(8.6)			36.3
Shares for benefit plan trust					17.4
Minimum pension liability adjustment, net of income tax expense of $13.7				21.9		21.9
Adjustment to initially apply SFAS No. 158, net of income tax benefit of $21.3				(27.8)
Net deferred loss on derivative contracts, net of income tax benefit of $20.2				(33.7)		(33.7)
Foreign currency translation adjustments				28.6		28.6
Dividends			(27.8)
Repurchases of common stock under repurchase program (See Note 15)					(90.0)
Reclassification due to adoption of SFAS 123R (See Note 14)		11.9

Balance December 31, 2006	$4.6	$431.0	$1,166.4	$(57.1)	$(525.4)	$148.8

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	PRINCIPAL ACCOUNTING POLICIES AND RELATED FINANCIAL INFORMATION

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

Inventories.    Inventories are stated at the lower of cost or market value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All domestic inventories, excluding materials and supplies, are determined on a last-in, first-out (“LIFO”) basis and our remaining inventories are recorded on a first-in, first-out (“FIFO”) basis. See Note 8.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Capitalized interest.    We capitalized interest costs of $3.7 million in 2006, $3.8 million in 2005 and $5.3 million in 2004. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.

Deferred costs and other assets.    Unamortized capitalized software costs totaling $14.1 million and $13.8 million at December 31, 2006 and 2005, respectively, are components of other assets, which also include debt financing fees and other deferred charges. We capitalize the costs of internal use software in accordance with accounting literature which generally permits the capitalization of certain costs incurred to develop or obtain internal use software. We assess the recoverability of deferred software costs on an ongoing basis and record write-downs to fair value as necessary. We amortize capitalized software costs over expected useful lives ranging from three to ten years.

Goodwill and intangible assets.    Goodwill and other indefinite intangible assets (“intangibles”) are not subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value based test.

We test goodwill for impairment annually using the criteria prescribed by Statement of Financial Accounting Standard (‘SFAS”) No. 142 “Goodwill and Other Intangible Assets”. We recorded no goodwill impairments in 2006, 2005 and 2004. Goodwill is primarily related to an acquisition in the Specialty Chemicals segment. There are no other material indefinite life intangibles, other than goodwill in any of the years presented. The change in goodwill in 2006 and 2005 was due to the effect of foreign currency translation on the euro.

Our definite life intangibles totaled $12.9 million and $13.9 million as of December 31, 2006 and 2005, respectively, and are recorded in “Other assets” in our consolidated balance sheet. At December 31, 2006, these definite life intangibles were allocated among our business segments as follows: $10.2 million in Agricultural Products, $0.5 million in Specialty Chemicals and $2.2 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, access rights, industry licenses and other intangibles and are being amortized over periods of 5 to 13 years. Amortization was not significant in the years presented. The estimated amortization expense for each of the 5 years ended December 31, 2007 to 2011 is also not significant.

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

Foreign currency translation.    We translate the assets and liabilities of most of our foreign operations at exchange rates in effect at the balance sheet date. The foreign operations’ income statements are translated at the monthly exchange rates for the period. For operations where the local currency is the functional currency we record translation gains and losses as a component of accumulated other comprehensive income or loss in stockholders’ equity until the foreign entity is sold or liquidated. We did not have significant operations in any highly inflationary countries during 2006, 2005 and 2004. In countries where the local currency is not the functional currency, inventories, property, plant and equipment, and other non-current assets are converted to functional currencies at historical exchange rates, and all gains or losses from conversion are included in either net income or other comprehensive income. Net income (loss) for 2006, 2005 and 2004 included aggregate transactional foreign currency gains and losses. We recorded a $1.0 million and $2.1 million net gain in 2006 and 2005, respectively. We recorded a net loss of $5.7 million in 2004. Other comprehensive income or loss for 2006, 2005 and 2004 included translation (losses) and gains of $28.6 million, $(92.4) million and $63.6 million, respectively.

The value of the U.S. dollar and other currencies in which we operate continually fluctuate. Results of operations and financial position for all the years presented have been affected by such fluctuations. We enter into certain foreign exchange contracts to mitigate the financial risk associated with this fluctuation as discussed in Note 17. These contracts typically qualify for hedge accounting. See “Derivative financial instruments” below and Note 17.

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

We formally document all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. This process includes relating derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively. We had no ineffective gains or losses related to our hedges for 2006. We recorded a net gain for the ineffective portion of our hedges of $2.9 million in 2005 and $1.0 million in 2004.

Treasury stock.    We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the Consolidated Balance Sheets. When the treasury shares are contributed under our employee benefit plans, we use a first-in, first-out (“FIFO”) method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from capital in excess of par value of common stock (see supplemental cash flow information described at the end of our Consolidated Statements of Cash Flows).

Segment information.    We determined our reportable segments based on our strategic business units, the commonalities among the products and services within each segment and the manner in which we review and evaluate operating performance.

We have identified Agricultural Products, Specialty Chemicals and Industrial Chemicals as our reportable segments. Segment disclosures are included in Note 19. Segment operating profit is defined as segment revenue less operating expenses. We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, in-process research and development, restructuring and other charges, investment gains, loss on extinguishment of debt, asset impairments, LIFO inventory adjustments, and other income and expense items. Information about how in-process research and development and restructuring and other charges relate to our businesses at the segment level is discussed in Note 6 and 7, respectively.

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

Geographic segment revenue is based on the location of our customers. Geographic segment long-lived assets include investments, net property, plant and equipment, and other non-current assets. Geographic segment data is included in Note 19.

Stock compensation plans.    We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) on January 1, 2006, which requires that compensation expense be recognized in the financial statements for all share options and other equity-based arrangements. Under the provisions of SFAS 123R, share-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period (See Note 14 for further discussion on our adoption of SFAS 123R).

We adopted SFAS 123R using the modified prospective transition method as provided for by the Standard and therefore have not restated prior periods. Under this transition method, the amount of compensation cost recognized in 2006 for stock option awards includes amortization relating to the remaining unvested portion of

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock compensation plans for the prior periods.

	Year Ended December 31,
	2005	2004
	(in Millions, Except Per Share Data)
Net income, as reported	$116.6	$160.2

Add: Total stock-based compensation expense included in reported net income, net of related tax effects	2.7	1.6
Deduct: Total stock-based employee compensation expense determined under a fair-value-based method, net of related tax effects	(4.7)	(4.8)

Pro forma net income	$114.6	$157.0

Basic earnings per common share:
As reported	$3.10	$4.43
Pro forma	$3.05	$4.34
Diluted earnings per common share:
As reported	$2.97	$4.28
Pro forma	$2.92	$4.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004, respectively: dividend yield of zero for both years; expected volatility of 31 percent for 2005 and 32 percent for 2004; risk-free interest rates of 3.8 percent and 2.9 percent; and expected lives of five years for all grants. The weighted average fair value of stock options, calculated using the Black-Scholes option-pricing model, granted during the years ended December 31, 2005 and 2004 was $16.48 and $12.61, respectively.

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

Included in the environmental reserve balance, other assets and reasonably possible loss contingencies for 2006 are potentially recoverable amounts from third party insurance policies, and some of these amounts have been recognized as offsetting recoveries in 2006.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our environmental liabilities for continuing and discontinued operations are principally for costs associated with the remediation and/or study of sites at which we are alleged to have disposed of hazardous substances. Such costs principally include, among other items, RI/FS, site remediation, costs of operation and maintenance of the remediation plan, fees to outside law firms and consultants for work related to the environmental effort, and future monitoring costs. Estimated site liabilities are determined based upon existing remediation laws and technologies, specific site consultants’ engineering studies or by extrapolating experience with environmental issues at comparable sites. Total reserves of $189.6 million and $191.1 million, respectively, before recoveries, were recorded at December 31, 2006 and 2005. In addition, we believe that it is reasonably possible that loss contingencies may exceed amounts accrued by as much as $75.0 million at December 31, 2006.

Provisions for environmental costs are reflected in income, net of probable and estimable recoveries from named PRPs or other third parties. Such provisions incorporate inflation and are not discounted to their present values.

In calculating and evaluating the adequacy of our environmental reserves, we have taken into account the joint and several liability imposed by CERCLA and the analogous state laws on all PRPs and have considered the identity and financial condition of each of the other PRPs at each site to the extent possible. We have also considered the identity and financial condition of other third parties from whom recovery is anticipated, as well as the status of our claims against such parties. Although we are unable to forecast the ultimate contributions of PRPs and other third parties with absolute certainty, the degree of uncertainty with respect to each party is taken into account when determining the environmental reserve by adjusting the reserve to reflect the facts and circumstances on a site-by-site basis. Our liability includes our best estimate of the costs expected to be paid before the consideration of any potential recoveries from third parties. We believe that any recorded recoveries related to PRPs are realizable in all material respects. Recoveries are recorded as either an offset in “Environmental liabilities, continuing and discontinued” or as “Other Assets” in our consolidated balance sheets.

Pensions and other postretirement benefits

We provide qualified and nonqualified defined benefit and defined contribution pension plans, as well as postretirement health care and life insurance benefit plans to our employees. The costs (or benefits) and obligations related to these benefits reflect key assumptions related to general economic conditions, including interest (discount) rates, healthcare cost trend rates, expected rates of return on plan assets and the rates of compensation increases for employees. The costs (or benefits) and obligations for these benefit programs are also affected by other assumptions, such as average retirement age, mortality, employee turnover, and plan participation. To the extent our plans’ actual experience, as influenced by changing economic and financial market conditions or by changes to our own plans’ demographics, differs from these assumptions, the costs and obligations for providing these benefits, as well as the plans’ funding requirements, could increase or decrease. When actual results differ from our assumptions, the difference is typically recognized over future periods. In addition, the unrealized gains and losses related to our pension and postretirement benefit obligations may also affect periodic benefit costs (or benefits) in future periods. See Note 13 for additional information relating to pension and other postretirement benefits.

Reclassification and adjustments.    Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Our results for the year ended December 31, 2006, were unfavorably impacted by a $8.5 million or $0.22 per diluted share charge recorded to income taxes related to adjustments of deferred tax assets.

Our results for the year ended December 31, 2004, were unfavorably impacted by a $8.1 million ($6.0 million after-tax) or $0.16 per diluted share related to the elimination of inter-company profit in our inventory and the elimination of the recognition of revenue due to sales cut off.

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

The aforementioned adjustments to our income taxes, discontinued operations and retained earnings were recorded as a result of a review of our deferred taxes and income tax valuation accounts in which balances were adjusted related to discontinued operations and to prior periods. We believe that the effect of the above eliminations and adjustments are not material to our financial position or results of operations or liquidity for any prior period.

NOTE 2	ASSET RETIREMENT OBLIGATIONS

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

In connection with the adoption of FIN 47, we recognized additional liabilities at fair value, of approximately $3 million at December 31, 2005, for asset retirement obligations (ARO’s), which consisted primarily of costs associated with landfills and the retirement of certain equipment. These costs reflect legal obligations associated with the normal operation of certain facilities in both our Agricultural Products and Industrial Chemicals segments. Additionally, we capitalized asset retirement costs by increasing the carrying amounts of related long-lived assets and recording accumulated depreciation from the time the original assets were placed into service. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. We are also required to adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss. The net after-tax cumulative effect adjustment recognized upon adoption of this accounting standard interpretation was approximately $0.5 million. Net income for the year ended December 31, 2004 would not have been materially different if this interpretation had been adopted January 1, 2004.

We have mining operations in Green River, Wyoming for our soda ash business as well as mining operations in our lithium and Foret operations. We have legal reclamation obligations related to these facilities upon closure of the mines. Additionally, we have obligations at the majority of our manufacturing facilities in the event of a permanent plant shutdown. Certain of these issues are recorded in our environmental and restructuring liability reserves described in Notes 7 and 12. For those not already accrued, we have calculated the fair value of these ARO’s and concluded that the present value of the obligations was immaterial as of December 31, 2006.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amounts of ARO’s for the years ended December 31, 2006 and 2005 are as follows:

(in Millions)
Balance at December 31, 2004	$—
Accretion expense	—
Payments	—
Transitional liabilities under FIN 47 adoption	3.0
Other liabilities incurred (See Note 7)	3.0

Balance at December 31, 2005	$6.0
Accretion expense	0.3
Payments	—

Balance at December 31, 2006	$6.3

NOTE 3	RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS AND REGULATORY ITEMS

New accounting standards

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”. Statement No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. The Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. We are required to adopt this statement starting in 2008 and we are currently evaluating the effect that this Statement will have on our consolidated financial statements.

FSP AUG AIR-1

In August 2006, the FASB released guidance on the accounting for planned major maintenance activities. The guidance was issued in the form of a Financial Statement Position (“FSP”) and prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim reporting periods. We are required to adopt this FSP starting in 2007 and we are currently evaluating the effect that this interpretation will have on our consolidated financial statements.

FIN 48

In July 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. We are required to adopt this Interpretation starting in 2007. We are currently evaluating the effect that this Interpretation will have on our consolidated financial statements.

EITF No. 06-3

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets”. This statement amends Statement No. 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement also addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. We are required to adopt this statement starting in 2007. The adoption of this pronouncement will not have an effect on our consolidated financial statements.

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”. This statement amends parts of FASB Statements No. 133, “Accounting for Derivatives and Hedging Activities” and No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in fair value of the instrument would be recognized in earnings. We are required to adopt this statement starting in 2007. The adoption of this pronouncement will not have an effect on our consolidated financial statements.

Recently adopted

SAB No. 108

In September 2006, the Securities and Exchange Commission (SEC) Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. The adoption of SAB No. 108 did not have an impact on our consolidated financial statements.

SFAS No. 158

On December 31, 2006, we adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132”. See Note 13 for further discussion of our adoption of this accounting standard.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SFAS No. 123R

On January 1, 2006, we adopted SFAS 123R, “Share-Based Payment”. See Note 14 for further discussion of our adoption of this accounting standard.

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

NOTE 4	DISCONTINUED OPERATIONS

Our results of discontinued operations comprised the following:

	Year Ended December 31,
	2006	2005	2004
	(in Millions)
Income from the sale of real estate property in San Jose (net of income tax expense of $9.8 and $22.6 million), respectively	$14.0	$32.9	$—
Provision for contingent liability related to San Jose land sale (net of income tax benefit of $2.3 million)	—	(3.7)	—
Income from adjustments to deferred tax liabilities and other tax-related matters related to previously discontinued operations	—	—	9.9
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously reserved discontinued operations (net of income tax expense of $0.3 million, $0.1 million and $—million for 2006, 2005 and 2004, respectively)	0.5	0.3	(0.3)
Provision for environmental liabilities and legal expenses related to previously discontinued operations (net of income tax benefit of $16.9 million, $14.4 million and $16.3 million in 2006, 2005 and 2004, respectively)	(27.3)	(23.4)	(25.0)

Discontinued operations, net of income taxes	$(12.8)	$6.1	$(15.4)

2006

On May 24, 2006, we completed the sale of 23 acres of land located in San Jose, California to the City of San Jose for $25.3 million. This sale resulted in income of $24.0 million ($14.0 million after tax). This sale

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

completes the sale of land that was formerly used by FMC’s defense business, which was divested in 1997. We sold an adjacent 52 acres to the City of San Jose in February 2005 for $56.1 million.

For the year ended December 31, 2006, we also recorded a $44.2 million ($27.3 million after tax) charge to discontinued operations primarily related to environmental issues and legal expenses. Environmental charges of $26.8 million ($16.6 million after-tax), net of recoveries included a provision to increase our reserves for environmental issues primarily related to our Front Royal and Middleport sites as well as to increase our reserve for operating and maintenance activities. Included in the environmental charges noted above are offsetting amounts totaling $19.6 million ($12.2 million after-tax) related to recognition of third-party environmental recoveries related primarily to our Front Royal site. For the year ended December 31, 2006, increases to legal reserves and expenses related to previously discontinued operations amounted to $17.4 million ($10.7 million after-tax).

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

During 2005 we recorded a reduction in other discontinued operations reserves of $0.4 million ($0.3 million after-tax), which includes an increase of $0.6 million ($0.3 million after-tax) for workers compensation which was more than offset by $1.0 million ($0.6 million after-tax) in benefit for other postretirement benefits primarily due to the effects of the Medicare Act (See Note 13).

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

2004

During 2004, we reached agreement in principle with the United States Environmental Protection Agency (EPA) and the United States Department of Justice (DOJ) to settle certain liabilities at two National Priorities List (NPL) sites in New Jersey. These agreements became effective upon negotiation and entry of a final consent decree in 2006. An adjustment of $16.5 million ($10.1 million after-tax) to environmental reserves reflected an increase in the reserves based upon the agreed settlement amounts for certain costs related to these sites. In addition, a charge of $2.2 million ($1.3 million after-tax) was taken to increase our reserves for environmental issues at our Middleport site to recognize specific obligations. A charge of $14.4 million ($8.7 million after-tax) was also recorded to increase our reserves for environmental matters at several of our remediation sites. Additionally, in 2004, we charged discontinued operations for legal costs related to previously discontinued businesses of $8.2 million ($4.9 million after-tax).

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reserve for Discontinued Operations

The reserve for discontinued operations totaled $36.3 million and $66.7 million at December 31, 2006 and 2005, respectively. The liability at December 31, 2006 was comprised of $9.7 million for workers’ compensation and product liability, $13.8 million for other postretirement medical and life insurance benefits provided to former employees of discontinued businesses and $12.8 million of other discontinued operations reserves. The postretirement medical and life insurance liability related to discontinued operations decreased significantly from the prior year due to the adoption of SFAS No. 158 (see Note 13). This liability at December 31, 2006 equals the accumulated postretirement benefit obligation. In connection with this adoption, we reduced our liability primarily to recognize a net pretax actuarial gain of approximately $22.9 million ($15.6 million after-tax). This gain is included as a component of accumulated other comprehensive income at December 31, 2006 and is comprised of a net actuarial gain of $22.3 million and a prior service credit of $0.6 million. The estimated net actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into discontinued operations during 2007 are $2.0 million and $0.1 million of income, respectively.

The liability at December 31, 2005 was comprised of $10.3 million for workers’ compensation and product liability, $40.7 million for other postretirement medical and life insurance benefits provided to former employees of discontinued businesses and $15.7 million of other discontinued operations reserves. At December 31, 2006 and 2005, substantially all other discontinued operations reserves recorded on our consolidated balance sheets related to operations discontinued between 1976 and 2001.

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

Spending in 2006, 2005 and 2004 was $2.0 million, $1.2 million and $1.1 million, respectively, for workers’ compensation, product liability and other claims; $2.2 million, $2.0 million and $2.4 million, respectively, for other postretirement benefits; and $20.2 million, $11.1 million and $4.7 million, respectively, related to other discontinued operations reserves.

NOTE 5	INVESTMENTS IN JOINT VENTURES

In November 2005, Astaris LLC (now known as Siratsa LLC), our 50%-owned joint venture with Solutia, completed the sale of substantially all of its assets, other than certain excluded assets used in the business of Astaris to certain subsidiaries of Israel Chemicals Limited (“ICL”). The buyers also assumed substantially all of the liabilities of Astaris. The final sales price was $263 million.

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

At December 31, 2006 our remaining investment in Astaris was $3.9 million which consists primarily of cash held by Astaris as well as certain liabilities not assumed by ICL. Our investment in Astaris was $3.9 million at December 31, 2005.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 6	IN-PROCESS RESEARCH AND DEVELOPMENT

In the second quarter of 2006, our Agricultural Products segment entered into development agreements with a third-party company, whereby we were given the right to develop further one of such party’s products in certain geographic markets. Under the agreements, we paid $2.0 million and have recorded this amount as a charge to “In-process research and development”.

NOTE 7	RESTRUCTURING AND OTHER CHARGES

2006

Plant Building Abandonment

We committed to the abandonment of a building in our Agricultural Products segment and recorded an impairment charge of $6.0 million.

Research and Development Redeployment

We announced a plan to redeploy our discovery research and development resources within our Agricultural Products segment to shorten the innovation cycle and accelerate the delivery of new products and technologies.

We incurred $3.4 million of severance charges as a result of this decision. These severance costs related to approximately 70 people who have separated from us. We also abandoned assets as a result of these decisions and recorded an impairment charge of $1.9 million.

MCC Legal Settlement

We reached an agreement in principle to settle a federal class action lawsuit, as well as certain other individual claims, alleging violations of antitrust laws involving our microcrystalline cellulose (“MCC”) product in our Specialty Chemicals business in the amount of $25.7 million. This amount has been reflected in restructuring and other charges in our consolidated statement of income for the year ended December 31, 2006. See Note 18 for further details on this matter.

European Commission Fine

On April 26, 2006, the European Commission imposed a fine on us regarding alleged violations of competition law in the hydrogen peroxide business in Europe prior to the year 2000 which we have appealed. This fine is associated with our Industrial Chemicals segment. We have recorded a €25 million charge for this fine. The amount of $30 million has been reflected in restructuring and other charges in our consolidated statement of income for the year ended December 31, 2006. Since we are not required to make the payment during the appeal process, which is expected to extend beyond one year, the liability has been classified as long-term in the consolidated balance sheets as of December 31, 2006. See Note 18 for further details on this matter.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Items

Additional restructuring and other charges for 2006 totaled $7.8 million. These charges included $1.2 million of asset abandonment charges in our Industrial Chemicals segment and $1.3 million of severance costs were recorded in our Specialty Chemicals segment due to a workforce restructuring. We also recorded $5.4 million relating to continuing environmental sites. Offsetting these charges was a gain of $0.6 million in our Specialty Chemicals segment from the completion of the sale of our previously disclosed assets held for sale related to our Copenhagen, Denmark carrageenan plant which we closed in 2005. The gain represented the difference between the asset held for sale balance and the final proceeds. The final proceeds from the sale totaled $9.6 million. Additional restructuring and other charges were recorded in Industrial Chemicals of $0.5 million.

2005

Copenhagen/Bezons

On April 26, 2005, we made the decision to close our Copenhagen, Denmark carrageenan plant and a blending facility in Bezons, France in our Specialty Chemicals segment. We recorded restructuring and other charges totaling $17.0 million which consisted of (i) plant and equipment impairment charges of $13.8 million, (ii) severance and employee benefits of $2.4 million and (iii) other costs of $0.8 million. The plant and equipment impairment charge of $13.8 million represented an adjustment to value this plant and equipment at estimated fair value less estimated cost to sell. We reported the plant and equipment assets related to Copenhagen as assets held for sale. The severance and employee benefit costs related to approximately 70 people.

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

Other Items

Additional restructuring and other charges for the year ended December 31, 2005 totaled $9.8 million. These charges related to a charge for the abandonment of assets in our Agricultural Products segment as well as various severance charges. We committed to the abandonment of certain assets in our Agricultural Products segment and we recorded charges of $5.4 million. Severance costs related to either the closure of certain facilities or segment workforce restructurings and amounted to $3.4 million for the year ended December 31, 2005. These severance costs were recorded in our Specialty Chemicals ($1.6 million) and Agricultural Products ($1.8 million) segments and related to approximately 20 and 60 people, most of whom separated from us in 2005. We also incurred $0.7 million of costs in our Agricultural Products segment primarily due to a lease termination related to a facility shutdown and $0.4 million related to continuing environmental sites. These charges were partially offset by a non-cash adjustment of $0.1 million in Corporate.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2004

The loss of $3.5 million that we recorded in 2004 was primarily a result of severance costs. Agricultural Products and Specialty Chemicals recorded $3.3 million and $0.3 million, respectively, of these severance costs. Severance costs in 2004 related to approximately 80 people, most of whom separated from us in 2004. We also recorded $1.1 million related to continuing environmental sites. These charges were partially offset by non-cash gains totaling $1.1 million in Industrial Chemicals and $0.1 million in Corporate.

The following table shows a rollforward of restructuring and other reserves and the related spending and other changes:

	U.S. Phosphorus Chemicals Business (1)		FMC’s Reorganization	Workforce Related and Facility Shutdown	Total
(in Millions)	Pocatello Shutdown	Tribal Fund
Balance at 12/31/2004	$32.3	$4.0	$0.4	$0.9	$37.6
Increase in reserves (2)	6.1	—	—	10.3	16.4
Cash payments (3)	(10.4)	(2.0)	—	(6.1)	(18.5)
Non-cash (4)	—	—	(0.1)	—	(0.1)

Balance at 12/31/2005	$28.0	$2.0	$0.3	$5.1	$35.4
Increase in reserves (1) (2)	0.8	—	—	4.7	5.5
Cash payments (3)	(5.8)	(2.0)	(0.3)	(6.1)	(14.2)
Reclassifications (1)	(2.3)	—	—	—	(2.3)

Balance at 12/31/2006 (5)	$20.7	$—	$—	$3.7	$24.4

(1)	All phosphorus restructuring and other charges were primarily recorded in 2001. In 2005, reserves were increased upon a review of the shutdown portion of the project. The remaining balance at December 31, 2006 represents environmental remediation (see Note 12).
(2)	Increases in workforce related and facility shutdown are primarily severance costs and in 2005 include asset retirement obligations associated with Spring Hill discussed above. The impairment charges noted above impacted our property, plant and equipment balances and are not included in the above table. Additionally, the European Commission fine is included as a component of our other long-term liabilities balance on our consolidated balance sheet and is not included in the above table. The MCC Legal Settlement was accrued for and paid during 2006 and is also not included in the above table.
(3)	Cash payments are net of recoveries of $15.7 million in 2005 from Astaris for its share of shutdown and remediation costs (see Note 5 for discussion on Astaris asset sale).
(4)	Net non-cash reserve changes resulted from our ability to meet certain obligations on more favorable terms than expected when the reserves were established and because some planned actions were ultimately not undertaken.
(5)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheets.

NOTE 8	INVENTORIES

The current replacement cost of inventories exceeded their recorded values by $148.1 million at December 31, 2006 and $162.5 million at December 31, 2005 resulting in a LIFO gain in “costs of sales and services”. During 2006 and 2005 inventory balances were reduced in the U.S. due to liquidation of inventory quantities carried at lower costs as compared with the cost of 2006 and 2005 purchases. Approximately 45 percent of inventories in 2006 and approximately 48 percent of inventories in 2005 are recorded on the LIFO basis. In 2006 and 2005 approximately 55 percent and 52 percent, respectively of inventories are determined on a FIFO basis.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories consisted of the following:

	December 31,
	2006	2005
	(in Millions)
Finished goods and work in process	$154.2	$159.2
Raw materials	65.2	57.1

Net inventory	$219.4	$216.3

NOTE 9    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2006	2005
	(in Millions)
Land and land improvements	$154.7	$149.8
Mineral rights	33.8	24.8
Buildings	362.0	343.4
Machinery and equipment	2,354.8	2,262.4
Construction in progress	63.2	56.7

Total cost	2,968.5	2,837.1
Accumulated depreciation	1,943.4	1,825.1

Property, plant and equipment, net	$1,025.1	$1,012.0

Depreciation expense was $116.4 million, $119.5 million, and $120.9 million in 2006, 2005 and 2004, respectively.

In the second quarter of 2006, we entered into an agreement with the Princeton Healthcare System to sell the FMC Research Center Facility in Princeton, New Jersey. The Research Center consists of office and laboratory buildings on approximately 150 acres of land. Closing on the agreement is subject to a number of conditions, including due diligence by Princeton Healthcare System, rezoning and other governmental approvals to allow re-development of the property for medical center use. Closing is not expected until late 2007 at the earliest.

NOTE 10    INCOME TAXES

Domestic and foreign components of income (loss) from continuing operations before income taxes are shown below:

	Year Ended December 31,
	2006	2005	2004
	(in Millions)
Domestic	$139.9	$44.9	$(25.7)
Foreign	73.6	148.4	156.8

Total	$213.5	$193.3	$131.1

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes attributable to income from continuing operations consisted of:

	Year Ended December 31,
	2006	2005	2004
	(in Millions)
Current:
Federal	$—	$(9.1)	$(22.9)
Foreign	11.5	35.0	38.5
State	—	—	—

Total current	11.5	25.9	15.6
Deferred	57.2	56.4	(60.1)

Total	$68.7	$82.3	$(44.5)

Total income tax provisions (benefits) were allocated as follows:

	Year Ended December 31,
	2006	2005	2004
	(in Millions)
Continuing operations	$68.7	$82.3	$(44.5)
Discontinued operations	(6.8)	6.1	(33.1)
Cumulative effect of change in accounting principle	—	(0.3)	—
Items charged directly to stockholders’ equity	(27.0)	4.6	(24.9)

Total	$34.9	$92.7	$(102.5)

Significant components of the deferred income tax provision (benefit) attributable to income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
	(in Millions)
Deferred tax (exclusive of valuation allowance)	$48.3	$38.8	$(76.1)
Increase in the valuation allowance for deferred tax assets	8.9	17.6	16.0

Deferred income tax provision (benefit)	$57.2	$56.4	$(60.1)

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets and liabilities were attributable to:

	Year Ended December 31,
	2006	2005
	(in Millions)
Reserves for discontinued operations, environmental and restructuring	$95.0	$189.7
Accrued pension and other postretirement benefits	20.2	25.7
Other reserves	34.6	27.3
Alternative minimum and foreign tax credit carryforwards	79.5	81.7
Net operating loss carryforwards	269.0	210.5
Other	39.0	21.1

Deferred tax assets	537.3	556.0
Valuation allowance	(81.5)	(72.6)

Deferred tax assets, net of valuation allowance	$455.8	$483.4

Property, plant and equipment, net	$69.5	$64.0
Other	1.8	12.9

Deferred tax liabilities	$71.3	$76.9

Net deferred tax assets	$384.5	$406.5

We have recognized that it is more likely than not that certain future tax benefits may not be realized as a result of current and future income. Accordingly, the valuation allowance has been increased by $8.9 million in the current year to reflect lower than anticipated net deferred tax asset utilization. We believe that it is more likely than not that future earnings will generate sufficient taxable income to utilize the net deferred tax assets recorded as of December 31, 2006.

At December 31, 2006, we have net operating loss and tax credit carryforwards as follows: U.S. net operating loss carryforwards of $580.0 million expiring in varying amounts and years through 2026, state net operating loss carryforwards of $1,205.5 million expiring in various amounts and years through 2026, foreign net operating loss carryforwards of $13.8 million expiring in various years, U.S. foreign tax credit carryforwards of $33.4 million expiring in various amounts and years through 2015, and alternative minimum tax credit carryforwards of $46.2 million with no expiration date.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate applicable to income from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
	2006	2005	2004
Statutory U.S. tax rate	35%	35%	35%
Net difference:
U.S. export sales benefit	(1)	(2)	(3)
Percentage depletion	(8)	(6)	(3)
State and local income taxes, less federal income tax benefit	1	1	(1)
Foreign earnings subject to different tax rates	(7)	(7)	(11)
Net operating loss carryforwards unbenefited (benefited)	1	—	(9)
AJCA dividend	—	10	—
Tax on intercompany dividends and deemed dividend for tax purposes	—	4	12
Nondeductible expenses	6	2	1
Minority interests	1	1	1
Equity in earnings of affiliates not taxed	—	(1)	(1)
Effect of favorable IRS tax pronouncement	—	—	(30)
Adjustment for settled matters previously reserved	—	(11)	—
Change in valuation allowance and other	4	17	(25)

Total difference	(3)	8	(69)

Effective tax rate	32%	43%	(34)%

In 2006, we had tax adjustments to our consolidated income tax expense totaling $12.5 million associated primarily with adjustments to deferred income tax assets. 2005 tax adjustments of $21.7 million which included charges of $31.9 million associated with repatriations, net tax benefits of $19.2 million primarily related to agreements on certain prior year tax matters previously reserved and charges of $9.5 million associated with adjustments to deferred tax liabilities. 2004 tax adjustments were a benefit of $71.0 million primarily as a result of a tax benefit of $38.6 million from an adjustment to income tax liabilities due to a December 2004 pronouncement from the Internal Revenue Services (“IRS”), a tax benefit of $31.1 million primarily related to valuation allowance adjustments and a tax benefit of $1.3 million resulting from a refund received from the IRS.

Our federal income tax returns for years through 2001 have been examined by the Internal Revenue Service (“IRS”) and substantially all issues have been settled. We believe that adequate provision for income taxes has been made for the open years 2002 and after. Income taxes have not been provided for the equity in undistributed earnings of foreign consolidated subsidiaries of $309.0 million or for foreign unconsolidated subsidiaries and affiliates of $6.3 million at December 31, 2006. Restrictions on the distribution of these earnings are not significant. It is not practical to estimate the amount of taxes that might be payable upon the remittance of such earnings. Foreign earnings taxable as dividends were $1.4 million, $521.9 million and $36.7 million in 2006, 2005 and 2004, respectively.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11 DEBT

Debt maturing within one year:

Debt maturing within one year consists of the following:

	December 31,
	2006	2005
	(in Millions)
Short-term debt	$53.7	$79.5
Current portion of long-term debt	52.5	0.9

Total debt maturing within one year	$106.2	$80.4

Weighted average interest rates for short-term debt outstanding at year-end	12.4%	12.2%

Short-term debt consisted of foreign credit lines at December 31, 2006 and December 31, 2005. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Long-term debt:

Long-term debt consists of the following:

	December 31, 2006		December 31,
	Interest Rate Percentage	Maturity Date
			2006	2005
			(in Millions)
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	3.55-7.05	2007-2035	$216.7	$217.5
Debentures (less unamortized discounts of $0.1 million and $0.2 million, respectively)	7.75	2011	45.4	45.3
Medium-term notes (less unamortized discounts of $0.1 million and $0.1 million, respectively)	7.00-7.32	2007-2008	117.4	117.4
European revolving credit facility	4.12	2010	196.4	260.3
Other debt	2.50	2007	0.1	0.2

Total debt			576.0	640.7
Less: debt maturing within one year			52.5	0.9

Total long-term debt			$523.5	$639.8

At December 31, 2006, we had $196.4 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement, resulting in available funds of $91.7 million. This facility was fully drawn at December 31, 2005.

We had no borrowings under our Domestic Credit Agreement at December 31, 2006 and 2005. Letters of credit outstanding under the Domestic Credit Agreement totaled $144.5 million and $147.4 million at December 31, 2006 and December 31, 2005, respectively. Available funds under the Domestic Credit Agreement were $455.5 million at December 31, 2006 and $452.6 million at December 31, 2005.

At December 31, 2006, our debt credit ratings were BBB- and Baa3 as assigned by S&P and Moody’s, respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of long-term debt

Maturities of long-term debt outstanding, excluding discounts, at December 31, 2006 are $52.5 million in 2007, $77.8 million in 2008, $2.1 million in 2009, $208.9 million in 2010, $50.8 million in 2011 and $184.4 million thereafter.

Covenants

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of adjusted earnings to debt) and interest coverage (measured as the ratio of interest expense to adjusted earnings). We were in compliance with all covenants at December 31, 2006.

Compensating Balance Agreements

We maintain informal credit arrangements in many foreign countries. Foreign lines of credit, which include overdraft facilities, typically do not require the maintenance of compensating balances, as credit extension is not guaranteed but is subject to the availability of funds.

2005 Refinancings

Domestic Credit Agreement

On June 21, 2005, we executed a new $850.0 million, five-year credit agreement (the “Domestic Credit Agreement”), which provided for a $600.0 million revolving credit facility ($250.0 million of which is available for the issuance of letters of credit) and a $250.0 million term loan facility. The initial borrowings under the Domestic Credit Agreement, which is unsecured, were used to prepay all borrowings and terminate the previous $600.0 million senior secured credit agreement. The $250.0 million term loan under the Domestic Credit Agreement was prepaid on December 21, 2005 with proceeds from the European Credit Agreement, as described below. No further borrowings are permitted under the term loan facility.

Obligations under the Domestic Credit Agreement bear interest at a floating rate, which is, at our option, either a base rate or a London InterBank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is subject to adjustment based on the rating assigned to the revolving credit facility by each of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Corporation (“S&P”). At December 31, 2006 the applicable margin on LIBOR-based loans was 0.75 percent. At December 31, 2006, if we had borrowings under our Domestic Credit Agreement, then the applicable rate would have been 6.07 percent per annum.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loans under the European Credit Agreement bear interest at a eurocurrency base rate, which for loans denominated in euros is the Euro Interbank Offered Rate, and for loans denominated in dollars is LIBOR in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the rating assigned to the facility or, if the facility is not rated, to FMC by each of Moody’s and S&P. At December 31, 2006 the applicable margin was 0.40 percent and the applicable borrowing rate under the European Credit Agreement was 4.12 percent per annum.

10.25 percent Senior Notes Redemption

On July 21, 2005, using proceeds of borrowings under the Domestic Credit Agreement and cash on-hand, we redeemed all of our 10.25 percent Senior Notes due 2009 outstanding in the aggregate principal amount of $355.0 million. Pursuant to the terms of the Senior Notes and the related indenture, we paid a redemption premium of $44.0 million. In connection with the redemption of our 10.25 percent Senior Notes, we wrote off $11.4 million of deferred financing fees. These amounts, along with the settlement of a related interest rate lock, resulted in a “loss on the extinguishment of debt” of $56.6 million in the consolidated statements of income for the year ended December 31, 2005.

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

NOTE 12    ENVIRONMENTAL

We are subject to various federal, state, local and foreign environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials and remediation of contaminated sites. We are also subject to liabilities arising under CERCLA and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment. We are also subject to liabilities under RCRA and analogous state laws that require owners and operators of facilities that have treated, stored or disposed of hazardous waste pursuant to a RCRA permit to follow certain waste management practices and to clean up releases of hazardous substances into the environment associated with past or present practices. In addition, when deemed appropriate, we enter certain sites with potential liability into voluntary remediation compliance programs, which are also subject to guidelines that require owners and operators, current and previous, to clean up releases of hazardous substances into the environment associated with past or present practices.

We have been named a Potentially Responsible Party (PRP) at 31 sites on the federal government’s National Priorities List (NPL), at which our potential liability has not yet been settled. In addition, we received notice from the EPA or other regulatory agencies that we may be a PRP, or PRP equivalent, at other sites, including 37 sites at which we have determined that it is reasonably possible that we have environmental liability. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a RI/FS or its equivalent at most of the identified sites, with the status of each investigation varying from site to

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a ROD has been issued.

Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $189.6 million and $191.1 million, respectively, before recoveries, were recorded at December 31, 2006 and December 31, 2005. The long-term portion of these reserves is included in “Environmental liabilities, continuing and discontinued” on the consolidated balance sheets, net of recoveries, and amounted to $157.8 million and $163.4 million at December 31, 2006 and December 31, 2005, respectively. The short-term portion of our continuing operations obligations is recorded in accrued and other liabilities. In addition, we have estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $75 million at December 31, 2006.

To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. We have recorded recoveries, representing probable realization of claims against insurance companies, U.S. government agencies and other third parties, of $37.0 million and $20.7 million, respectively, at December 31, 2006 and December 31, 2005. The recoveries at December 31, 2006 are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” totaling $22.4 million or as “Other assets” totaling $14.6 million in the consolidated balance sheets. The recoveries at December 31, 2005 are recorded as an offset to the “Environmental liabilities, continuing and discontinued”. Cash recoveries for the years 2006, 2005 and 2004 were $3.6 million, $7.0 million and $6.1 million, respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below is a roll forward of our environmental reserves, continuing and discontinued from December 31, 2003 to December 31, 2006.

Operating and Discontinued Sites Total
(in Millions)
Total environmental reserves, net of recoveries at December 31, 2003	$186.1

2004
Provision	34.1
Spending, net of recoveries	(39.0)
Reclassifications	(1.0)

Net Change	(5.9)

Total environmental reserves, net of recoveries at December 31, 2004	$180.2

Environmental reserves, current, net of recoveries	$14.7
Environmental reserves, long-term continuing and discontinued, net of recoveries	165.5

Total environmental reserves, net of recoveries at December 31, 2004	$180.2

2005
Provision	28.5
Spending, net of recoveries	(36.2)
Reclassifications	(2.1)

Net Change	(9.8)

Total environmental reserves, net of recoveries at December 31, 2005	$170.4

Environmental reserves, current, net of recoveries	$7.0
Environmental reserves, long-term continuing and discontinued, net of recoveries	163.4

Total environmental reserves, net of recoveries at December 31, 2005	$170.4

2006
Provision	46.8
Spending, net of recoveries	(50.0)

Net Change	(3.2)

Total environmental reserves, net of recoveries at December 31, 2006	$167.2

Environmental reserves, current, net of recoveries (1)	$9.4
Environmental reserves, long-term continuing and discontinued, net of recoveries	157.8

Total environmental reserves, net of recoveries at December 31, 2006	$167.2

(1)	“Current” includes only those reserves related to continuing operations.

Our total environmental reserves, before recoveries, include $176.4 million and $181.0 million for remediation activities and $13.2 million and $10.1 million for RI/FS costs at December 31, 2006 and December 31, 2005, respectively. For the years 2006, 2005 and 2004, we charged $47.2 million, $32.9 million, and $34.7 million, respectively, against established reserves for remediation spending, and $6.4 million, $10.4 million and $10.4 million, respectively, against reserves for spending on RI/FS. We anticipate that the remediation and RI/FS expenditures for current operating, previously operated and other sites will continue to be significant for the foreseeable future.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2006, 2005 and 2004, we recorded environmental provisions totaling $32.2 million, $28.5 million and $34.1 million, respectively. Of the $32.2 million included for 2006, $46.8 million was recorded as an increase to our environmental reserves, and $14.6 million was recorded as a recovery in “Other assets” on our consolidated balance sheets. These provisions related to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years.

Front Royal

On October 21, 1999, the Federal District Court for the Western District of Virginia approved a consent decree signed by us, the EPA (Region III) and the DOJ regarding past response costs and future clean-up work at the discontinued fiber-manufacturing site in Front Royal, Virginia. As part of a prior settlement, government agencies have reimbursed us for approximately one-third of the clean-up costs due to the government’s role at the site, and we expect reimbursement to continue in the future. The amount of the reserve for anticipated expenditures at this site is $32.2 million.

Pocatello

We have successfully decommissioned the Pocatello plant, and formally requested that EPA acknowledge completion of work under a June 1999 RCRA Consent Decree. In addition, we completed the closure of the calciner ponds under a July 2002 Consent Order. Future remediation costs include compliance with a 1998 CERCLA ROD which addresses ground water contamination and historic waste storage areas on the Pocatello plant portion of the Eastern Michaud Flats Superfund Site. We previously signed a CERCLA Consent Decree to implement this ROD, however, in August of 2000, the Department of Justice (“DOJ”) withdrew the Consent Decree to review the administrative record supporting the EPA’s remedy selection decision. At this time, we cannot predict potential changes in the scope of the ROD resulting from the EPA’s remedy review and supplemental investigation triggered by the plant shutdown, nor the date that an amended ROD will be issued. In December 2006, the EPA issued a unilateral administrative order to us to address air emissions from vents beneath the cap of one of the closed RCRA ponds, Pond 16S. The current provision includes the cost of the investigative work pursuant to this order, but not the cost of installing air collection and treatment equipment, which we cannot estimate at this time. The amount of the reserve for Pocatello site is $35.7 million.

Middleport

At our facility in Middleport, New York, we have constructed an engineered containment cover, closed RCRA regulated surface water impoundments and are collecting and treating both surface water runoff and ground water, and completed remediation of soil at 14 residential properties adjacent to the site under a RCRA Corrective Action Order. We continue to investigate levels of potential contaminants in the soil at various properties in other areas near and around the site. However, additional costs may result if additional remediation is required by regulatory agencies through interim actions or during the review and approval of the final RCRA corrective measures study. These additional costs are included in the estimate of reasonably possible environmental loss contingencies noted above. The amount of reserves for anticipated expenditures at this site is $25.7 million.

Other

Although potential environmental remediation expenditures in excess of the reserves and estimated loss contingencies could be significant, the impact on our future consolidated financial results is not subject to reasonable estimation due to numerous uncertainties concerning the nature and scope of possible contamination

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

at many sites, identification of remediation alternatives under constantly changing requirements, selection of new and diverse clean-up technologies to meet compliance standards, the timing of potential expenditures and the allocation of costs among PRPs as well as other third parties.

The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter or year’s results of operations in the future. However, we believe any such liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition and may be satisfied over the next 20 years or longer.

Regarding current operating sites, we spent $8.9 million, $7.2 million and $4.9 million for the years 2006, 2005 and 2004, respectively, on capital projects relating to environmental control facilities. Additionally, in 2006, 2005 and 2004, we spent $25.9 million, $23.3 million and $23.3 million, respectively, for environmental compliance costs, which are operating costs not covered by established reserves.

NOTE 13 PENSIONS	AND OTHER POSTRETIREMENT BENEFITS

The funded status of our U.S. qualified and nonqualified defined benefit pension plans, our United Kingdom, Ireland and Canadian defined benefit pension plans, and included for 2006, our Norway defined benefit pension plan plus our U.S. other postretirement healthcare and life insurance benefit plans for continuing operations, together with the associated balances and net periodic benefit cost recognized in our consolidated financial statements as of December 31, are shown in the tables below.

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132”. We adopted SFAS No. 158 on December 31, 2006. Statement No. 158 required us to recognize in our consolidated balance sheets the overfunded and underfunded status of our defined benefit postretirement plans. The overfunded or underfunded status is defined as the difference between the fair value of plan assets and the benefit obligation. We are also required to recognize as a component of other comprehensive income the actuarial gains and losses and the prior service costs and credits that arise during the period. In accordance with SFAS No. 158, our 2005 accounting and disclosures were not affected by the adoption of the new standard. The adoption of SFAS No. 158 on December 31, 2006 had no impact on our earnings.

The incremental effect of applying FASB No. 158 to the individual line items in our consolidated balance sheets as of December 31, 2006 are as follows:

December 31, 2006 (In Millions)	Before Application of Statement 158	SFAS No. 158 Adjustments	After Application of Statement 158
Other Assets	$168.1	(42.5)	$125.6
Deferred income taxes	309.5	21.3	330.8
Total Assets	$2,756.2	(21.2)	$2,735.0
Accrued Pension and Other Postretirement Benefits, current	7.5	—	7.5
Accrued Pension and Other Postretirement Benefits, long-term	103.4	29.5	132.9
Reserve for Discontinued Operations (see Note 4)	59.2	(22.9)	36.3
Accumulated other comprehensive loss	(29.3)	(27.8)	(57.1)
Total Stockholders’ equity	$1,047.3	(27.8)	$1,019.5
Total liabilities and stockholders’ equity	$2,756.2	(21.2)	$2,735.0

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables reflect a measurement date of December 31:

	Pensions		Other Benefits
	December 31,
	2006	2005	2006	2005
	(in Millions)
Accumulated benefit obligation:
Plans with unfunded accumulated benefit obligation	$914.1	$841.7	$—	$—

Change in projected benefit obligation
Projected benefit obligation at January 1	$901.6	$853.2	$50.3	$77.1
Service cost	18.6	15.8	0.2	0.3
Interest cost	54.8	50.7	2.6	3.1
Actuarial loss (gain)	30.7	6.2	(2.6)	(23.2)
Amendments	0.2	6.0	(0.7)	—
Foreign currency exchange rate changes	5.6	(5.2)	—	—
Plan participants’ contributions	0.5	0.4	7.4	8.1
Benefits paid	(46.8)	(45.4)	(12.4)	(15.1)
Transfer in	17.0	19.8	—	—

Projected benefit obligation at December 31	982.2	901.5	44.8	50.3

Change in fair value of plan assets:
Fair value of plan assets at January 1	769.8	732.6	—	—
Actual return on plan assets	109.4	55.1	—	—
Foreign currency exchange rate changes	3.9	(3.3)	—	—
Company contributions	35.1	18.8	5.0	7.0
Transfer in	14.9	11.6	—	—
Plan participants’ contributions	0.5	0.4	7.4	8.1
Benefits paid	(46.8)	(45.4)	(12.4)	(15.1)

Fair value of plan assets at December 31	886.8	769.8	—	—

Funded status of the plan (liability)	(95.4)	(131.7)	(44.8)	(50.3)

Unrecognized actuarial loss (gain) (in 2005)		118.3		(10.2)
Unrecognized prior service cost (income) (in 2005)		8.2		(4.4)
Unrecognized transition asset (in 2005)		(0.7)		—

Net amount recognized in the balance sheet at December 31, 2005		$(5.9)		$(64.9)

Amount recognized in the consolidated balance sheets:
Pension other asset	$0.2	$—	$—	$—
Prepaid benefit cost	—	1.2	—	—
Intangible asset	—	8.4	—	—
Accrued benefit liability	(95.6)	(78.8)	(44.8)	(64.9)
Accumulated other comprehensive loss—pretax	—	63.3	—	—

Total	$(95.4)	$(5.9)	$(44.8)	$(64.9)

The amount in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost at December 31, 2006 are as follows:
Net transition asset	$0.7		$—
Prior service (cost) credit	(6.9)		3.8
Net actuarial (loss) gain	(109.1)		11.8

Accumulated other comprehensive income (loss)—pretax	(115.3)		15.6

Accumulated other comprehensive income (loss)—net of tax	$(74.7)		$13.5

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated net actuarial loss, prior service cost and net transition asset for our pension plans that will be amortized from accumulated other comprehensive loss into our net annual benefit cost during 2007 are $3.9 million, $1.6 million and ($0.1) million, respectively. The estimated net actuarial gain and prior service credit for our other benefits that will be amortized from accumulated other comprehensive income into net annual benefit cost during 2007 will be $2.0 million—income and $0.1 million—income, respectively.

Following are the weighted average assumptions used to determine the benefit obligations at December 31:

Discount Rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	4.20%	4.20%	—	—

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost for the years ended December 31:

	Year Ended December 31
	Pensions			Other Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	6.00%	6.00%	6.25%	6.00%	6.00%	6.25%
Expected return on plan assets	8.75%	8.75%	8.75%	—	—	—
Rate of compensation increase	4.20%	4.20%	4.00%	—	—	—
Components of net annual benefit cost (in millions):
Service cost	$18.6	$15.8	$14.0	$0.2	$0.3	$0.4
Interest cost	54.8	50.7	48.7	2.6	3.1	4.7
Expected return on plan assets	(66.2)	(61.6)	(57.2)	—	—	—
Amortization of transition asset	(0.1)	(0.1)	(0.1)	—	—	—
Amortization of prior service cost	2.0	1.8	1.6	(1.3)	(2.0)	(2.4)
Recognized net actuarial (gain) loss	5.5	3.0	1.8	(1.0)	(0.4)	0.7
Recognized gain due to curtailment	—	—	—	—	—	(3.0)

Net annual benefit cost from continuing operations	$14.6	$9.6	$8.8	$0.5	$1.0	$0.4

The asset allocation for our U.S. pension plan, and the target asset allocation for 2006, by asset category, is shown in the table below. The fair value of plan assets for our U.S. qualified pension plan was $832.0 million and $738.7 million, at December 31, 2006 and December 31, 2005, respectively. The expected long-term rate of return on these plan assets was 8.75 percent for 2006 and 2005. In developing the assumption for the long-term rate of return on assets for our plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 12 percent over the last 10 years (which is in excess of comparable market indices for the same period) as well as other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 3 percent, is between 9 percent and 11 percent for both U.S. and non-U.S. equities, and between 5 percent and 7 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumption for the rate of return on assets.

		Percentage of Plan Assets December 31,
Asset Category	Target Asset Allocation	2006	2005
Equity securities	80 – 85%	79.4%	74.0%
Fixed income investments	15 – 25%	18.0%	22.4%
Cash and other short-term investments	0 – 5%	2.6%	3.6%

Total		100.0%	100.0%

The fair value of plan assets for our foreign pension plans totaled $54.8 million and $31.1 million at December 31, 2006 and December 31, 2005, respectively. These plan assets are invested in either equity securities or fixed income investments.

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

We made voluntary cash contributions to our U.S. qualified pension plan of $30.0 million and $15.0 million respectively for 2006 and 2005. In addition, we paid nonqualified pension benefits from company assets of $2.7 million and $2.5 million, respectively for 2006 and 2005. We paid other postretirement benefits, net of participant contributions, of $5.0 million and $7.0 million in 2006 and 2005, respectively.

The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These amounts are reflected net of the annual Medicare Part D subsidy (see below) of approximately $1.5 million per year. These estimates take into consideration expected future service, as appropriate:

Estimated Net Future Benefit Payments
(in millions)
2007	$55.7
2008	58.2
2009	59.0
2010	60.5
2011	63.6
2012 – 2016	350.7

We completed our evaluation of the Medicare Act during 2005 and determined the estimated effects of the Medicare Act on our retiree medical plan and the other postretirement benefit liabilities and net periodic other postretirement benefit costs reported in our consolidated financial statements. Our retiree medical plan was determined to be actuarially equivalent to the Medicare Part D benefit and therefore, we began to collect the government subsidy in 2006, for those participants who elect to remain in our plan. As a result, the effect of the government subsidy and other related effects of the Medicare Act for the year ended December 31, 2006 and 2005, was a benefit of $1.6 and $2.5 million, respectively, which is reflected as a reduction in our net periodic other postretirement benefit cost from continuing operations.

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

Assumed health care cost trend rates have an effect on the other postretirement benefit obligations and net periodic other postretirement benefit costs reported for the health care portion of the other postretirement plan. A one-percentage point change in the assumed health care cost trend rates would have the following effects at December 31, 2006:

	One Percentage Point Increase	One Percentage Point Decrease
	(in Millions)
Effect on total of service and interest cost components of net annual other postretirement benefit cost (income)	$0.0	$(0.0)
Effect on other postretirement benefit obligation	$0.6	$(0.6)

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2005, we added our Ireland pension plan and in 2006 our Norway pension plan to our disclosures. The United Kingdom and Canadian pension plans are included in our disclosures for all years presented. The financial impact of compliance with U.S. GAAP pension accounting literature for other non-U.S. pension plans is not substantially different from the locally reported pension expense. The cost of providing pension benefits for foreign employees covered by the other non-U.S. plans, including for Ireland in 2004 and Norway in 2005 and 2004 was $2.6 million in 2006, $3.2 million in 2005 and $3.0 million in 2004.

FMC Corporation Savings and Investment Plan.    The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. We match contributions up to specified percentages of each employee’s compensation depending on how the employee allocates his or her contributions. Charges against income for the matching contributions, were $6.4 million in 2006, $6.3 million in 2005, and $6.1 million in 2004.

NOTE 14    SHARE-BASED COMPENSATION

Stock Compensation Plans

We have a share based compensation plan for certain employees, officers and directors. This plan is described below.

FMC Corporation Incentive Compensation and Stock Plan

The FMC Corporation Incentive Compensation and Stock Plan (the “Plan”) was approved by the stockholders on April 20, 2001. The Plan, which is a successor to predecessor plans dating back to 1995, provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including stock options, restricted stock, performance units (including restricted stock units), stock appreciation rights, and multi-year management incentive awards payable partly in cash and partly in common stock. Since 2003, the FMC Corporation Compensation Plan for Non-Employee Directors (“directors’ plan”) has been treated as a subplan under the Plan, and the equity awards granted under the directors’ plan have since been treated as awards made under the Plan. The Compensation and Organization Committee of the Board of Directors (the “Committee”), subject to the provisions of the Plan, approves financial targets, award grants, and the times and conditions for payment.

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

The total number of shares of common stock under the Plan is 7.2 million, which is in addition to the shares available from predecessor plans. Cancellations (through expiration, forfeiture, tax withholding or otherwise) of outstanding awards increase the shares available for future awards or grants. As of December 31, 2006 we had a total of 2.7 million shares available for future grants of share-based awards. On April 25, 2006, the stockholders approved our proposed reallocation of 1.3 million shares available for stock option awards to shares available for restricted stock, restricted stock units, and other management incentive awards.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included under the directors’ plan are retirement benefits provided for and earned under the former plan that, effective January 1, 1997, were converted into fully vested restricted stock units payable in shares of common stock upon retirement from the Board. In addition, beginning in 2000, director compensation has included, instead of stock options, restricted stock units with a one year vesting period, payable in shares of common stock upon retirement from the Board. At December 31, 2006 and 2005, there were restricted stock units (including any remaining converted restricted stock units), representing an aggregate of 97,847 shares and 92,049 shares of common stock, respectively, credited to the directors’ accounts. At December 31, 2006 and 2005 common stock options for 3,146 shares and 23,452 shares, respectively were outstanding under the directors’ plan at exercise prices ranging from $33.76 to $40.56.

Stock Compensation

As discussed in Note 1, we adopted SFAS 123R on January 1, 2006, we recognized a total of $8.1 million ($5.3 million after-tax) in share-based compensation expense during the year ended December 31, 2006. This expense is classified as selling, general and administrative in our consolidated statements of income. The incremental effect of the adoption of SFAS 123R on both our basic and diluted earnings per share for the year ended December 31, 2006 was $0.06 and $0.06, respectively. The incremental effect represents compensation expense related to stock options. See below for further detail on our stock options.

We received $25.6 million in cash related to stock option exercises for the year ended December 31, 2006. We did not recognize any excess tax benefit in our consolidated balance sheet at December 31, 2006 from the exercise of stock options and the vesting of restricted stock occurring during the year ended December 31, 2006, due to our net operating loss carryforward position. As a result, there were no tax-related cash inflows from financing activities tied to the exercise of stock options and the vesting of restricted stock occurring during the year ended December 31, 2006. In addition, the shares used for the exercise of stock options occurring during the year ended December 31, 2006 came from newly issued and treasury shares.

Please refer to table in Note 1 that illustrates the effect on net income and earnings per share to our stock compensation plans for the prior period. This Note also illustrates the amount of share-based compensation expense recorded during the years ended December 31, 2005 and 2004.

Stock Options

The grant-date fair value of the stock options we granted in the year ended December 31, 2006 was estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified approach prescribed by Staff Accounting Bulletin No. 107 (SEC’s interpretation of SFAS No. 123R). The risk-free rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects our announcement of the payment of a dividend on our common stock.

Black Scholes valuation assumptions for 2006 stock option grant

Expected dividend yield	1.2%
Expected volatility	32.0%
Expected life (in years)	6.5
Risk-free interest rate	4.6%

The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 was $22.94 per share.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summary shows stock option activity for employees under the Plan for the three years ended December 31, 2006:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
	Number of Shares in Thousands			(In Millions)
December 31, 2003 (2,650 shares exercisable)	4,556		$29.41

Granted	245		$37.95
Exercised	(1,572)		$29.06
Forfeited	(67)		$26.10

December 31, 2004 (1,734 shares exercisable)	3,162		$30.32

Granted	233		$48.06
Exercised	(752)		$33.28
Forfeited	(30)		$24.49

December 31, 2005 (1,559 shares exercisable)	2,613		$31.12

Granted	195		$62.55	—
Exercised	(924)		$26.90	$32.5
Forfeited	(33)		$46.01	—

December 31, 2006 (1,222 shares exercisable and 1,838 shares vested and expected to vest)	1,851	5.8	$36.27	$74.6

The number of stock options indicated in the above table as being exercisable as of December 31, 2006 had an intrinsic value of $57.2 million, a weighted-average remaining contractual term of 4.5 years, and a weighted-average exercise price of $29.79.

We recognized $3.4 million ($2.2 million after-tax) in compensation expense related to stock options for the year ended December 31, 2006. We applied a forfeiture rate of two percent per stock option grant in the calculation of such expense.

As of December 31, 2006, we had total remaining unrecognized compensation cost related to unvested stock options of $4.2 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.8 years.

The following tables summarize information about fixed-priced stock options outstanding under the Plan at December 31, 2006:

	Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted- Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share
	Number of Shares in Thousands
$15.47 – $23.60	322	6.1	$15.95
$24.26 – $26.26	100	2.7	$25.35
$31.28 – $34.00	415	4.6	$33.59
$36.65 – $38.85	606	4.9	$38.26
$48.00 – $62.55	408	8.6	$54.77

Total	1,851	5.8	$36.27

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Exercisable
Range of Exercise Prices	Number Exercisable at December 31, 2006	Weighted-Average Exercise Price Per Share
	Number of Shares in Thousands
$15.47 – $23.60	322	$15.95
$24.26 – $26.26	100	$25.35
$31.28 – $34.00	415	$33.59
$36.65 – $38.85	385	$38.44

Total	1,222	$29.79

Restricted Stock

The grant-date fair value of restricted stock awards under the Plan is based on the market price per share of our common stock on the date of grant, and the related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which is typically three years except for those eligible for retirement prior to the stated vesting period.

The following table shows our employee restricted stock activity for the three years ended December 31, 2006.

	Number of shares	Weighted-Average Grant Date Fair Value
	Number of Shares in Thousands
Nonvested at December 31, 2003	231	$27.93

Granted	98	$38.61
Vested	(37)	$35.95
Forfeited	(5)	$38.55
Nonvested at December 31, 2004	287	$30.35

Granted	115	$49.14
Vested	(31)	$25.55
Forfeited	(8)	$34.74
Nonvested at December 31, 2005	363	$36.57

Granted	76	$63.73
Vested	(103)	$39.93
Forfeited	(10)	$44.68
Nonvested at December 31, 2006	326	$41.86

We recognized $4.7 million ($3.1 million after-tax) in compensation expense related to restricted stock for the year ended December 31, 2006. We applied a forfeiture rate assumption of one percent of outstanding grants in the calculation of such expense. As of December 31, 2006, we had total remaining unrecognized compensation cost related to unvested restricted stock of $5.5 million which will be amortized over the weighted-average remaining requisite service period of approximately 2.2 years. In connection with the adoption of SFAS No. 123R, restricted stock amounts totaling $11.9 million were reclassified on the consolidated balance sheets from “other long-term liabilities” to “capital in excess of par value of common stock” since all of these awards are deemed to be considered “equity classified awards” as defined in SFAS No. 123R.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15    STOCKHOLDERS’ EQUITY

The following is a summary of our capital stock activity over the past three years:

	Common Stock	Treasury Stock
	(Number of Shares in Thousands)
December 31, 2003	43,435	7,874
Stock options and awards	1,687	—
Stock for employee benefit trust, net	—	(144)

December 31, 2004	45,122	7,730
Stock options and awards	851	—
Stock for employee benefit trust, net	—	(273)

December 31, 2005	45,973	7,457
Stock options and awards	523	(490)
Stock for employee benefit trust, net	—	(237)
Repurchases of common stock, net	—	1,448

December 31, 2006	46,496	8,178

At December 31, 2006, 5.0 million shares of unissued FMC common stock were reserved for stock options and awards.

Accumulated other comprehensive gain (loss) consisted of the following:

	December 31,
	2006	2005
	(in Millions)
Deferred (loss) gain on derivative contracts	$(15.7)	$18.0
Pension and other postretirement liability (See Notes 4 and 13)	(45.6)	(39.7)

Other comprehensive income (loss), net	(61.3)	(21.7)
Foreign currency translation adjustments	4.2	(24.4)

Accumulated other comprehensive gain (loss)	$(57.1)	$(46.1)

On February 22, 1986, the Board of Directors of FMC declared a dividend distribution to each holder of record of common stock as of March 7, 1986, of one Preferred Share Purchase Right for each share of common stock outstanding on that date. The rights expired on March 7, 2006.

On February 24, 2006, our Board of Directors approved the initiation of a quarterly cash dividend of $0.18 per share. For the year ended December 31, 2006, we declared dividends aggregating $27.8 million to our common stockholders. Of this amount, $6.8 million is included in accrued and other liabilities on the consolidated balance sheet as of December 31, 2006. We paid no cash dividend in 2005 or 2004.

Additionally, the Board authorized the repurchase of up to $150 million of our common stock. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over the next year. For the year ended December 31, 2006, we repurchased 1.4 million shares at an aggregate cost of $90.0 million under this program. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares of common stock repurchased and contributed to a trust for an employee benefit program (net of shares resold as needed to administer the plan) were 235,440 net shares contributed, 264,322 net shares contributed, and 135,771 net shares contributed in 2006, 2005 and 2004, respectively, at a cost of approximately $17.3 million, $14.9 million, and $3.6 million, respectively.

NOTE 16 EARNINGS	PER SHARE

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

There were no excluded potential common shares from Diluted EPS for the years ended December 31, 2006, 2005 and 2004.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2006	2005	2004
	(in Millions Except Share and Per Share Data)
Earnings:
Income (loss) from continuing operations	$144.8	$111.0	$175.6
Discontinued operations, net of income taxes	(12.8)	6.1	(15.4)
Cumulative effect of change in accounting principle, net of income tax	—	(0.5)	—

Net income (loss)	$132.0	$116.6	$160.2

Basic earnings (loss) per common share
Continuing operations	$3.78	$2.95	$4.85
Discontinued operations	(0.33)	0.16	(0.42)
Cumulative effect of change in accounting principle, net of income tax	—	(0.01)	—

Net income (loss)	$3.45	$3.10	$4.43

Diluted earnings (loss) per common share
Continuing operations	$3.67	$2.83	$4.70
Discontinued operations	(0.33)	0.15	(0.42)
Cumulative effect of change in accounting principle, net of income tax	—	(0.01)	—

Net income (loss)	$3.34	$2.97	$4.28

Shares (in thousands):
Weighted average number of shares of common stock outstanding	38,320	37,649	36,240
Weighted average additional shares assuming conversion of stock options	1,218	1,537	1,111

Shares—diluted basis	39,538	39,186	37,351

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17 FINANCIAL	INSTRUMENTS AND RISK MANAGEMENT

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, trade receivables, other current assets, accounts payable, and amounts included in investments and accruals meeting the definition of financial instruments. These financial instruments are stated at their carrying value, which is a reasonable estimate of fair value.

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

	December 31, 2006		December 31, 2005
Assets (liabilities)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in Millions)
Foreign Exchange Forward Contracts	$0.9	$0.9	$3.1	$3.1
Energy Forward Contracts	(25.7)	(25.7)	20.1	20.1
Debt	(629.7)	(646.5)	(720.2)	(732.2)

Use of Derivative Financial Instruments to Manage Risk

We record foreign currency and energy contracts at fair value as assets or liabilities and the related gains or losses are deferred in stockholders’ equity as a component of accumulated other comprehensive income or loss. At December 31, 2006 the net deferred hedging loss in accumulated other comprehensive income was $15.7 million. At December 31, 2005 the net deferred hedging gain in accumulated other comprehensive income was $18.0 million. We expect approximately $15.4 million of the 2006 losses to be realized in earnings over the twelve months ending December 31, 2007, as the underlying hedging transactions are realized. At various times, subsequent to December 31, 2007 we expect losses from cash flow hedge transactions to total, in the aggregate, approximately, $0.3 million. We recognize derivative gains and losses in the “Costs of sales or services” line in the consolidated statements of income.

Foreign Currency Exchange Risk Management

We conduct business in many foreign countries, exposing earnings, cash flows, and our financial position to foreign currency risks. The majority of these risks arise as a result of foreign currency transactions. Our policy is to minimize exposure to adverse changes in currency exchange rates. This is accomplished through a controlled

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to our outstanding cash flow hedges and which were recorded to earnings during the years ended December 31, 2006, 2005 and 2004 were immaterial.

We hold certain forward contracts that have not been designated as hedging instruments. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments, and changes in the fair value of these items are recorded in earnings. The net gains recorded in earnings for contracts not designated as hedging instruments in 2006, 2005 and 2004 were $0.3 million, $1.4 million and $3.8 million, respectively.

Commodity Price Risk

We are exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas, which we attempt to mitigate by hedging the cost of natural gas with futures contracts.

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to our outstanding cash flow hedges recorded to earnings for the years ended December 31, 2005 and 2004 were $2.9 million and $1.0 million, respectively. We had no ineffective gains or losses related to our hedges for the year ended December 31, 2006

Interest Rate Risk

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial guarantees and letter-of-credit commitments

We enter into various financial instruments with off-balance-sheet risk as part of the normal course of business. These off-balance sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit, and other assistance to customers (Notes 1 and 18). Decisions to extend financial guarantees to customers, and the amount of collateral required under these guarantees is based on our evaluation of creditworthiness on a case-by-case basis.

NOTE 18 COMMITMENTS,	GUARANTEES AND CONTINGENT LIABILITIES

We lease office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Leases of real estate generally provide for our payment of property taxes, insurance and repairs. Capital leases are not significant. Rent expense under operating leases amounted to $14.3 million, $13.8 million and $10.2 million in 2006, 2005 and 2004, respectively. Rent expense is net of credits (received for the use of leased transportation assets) of $23.6 million, $21.9 million and $22.8 million in 2006, 2005 and 2004, respectively.

Minimum future rentals under noncancelable leases are estimated to be payable as follows: $27.6 million in 2007, $25.7 million in 2008, $24.9 million in 2009, $23.6 million in 2010, $23.0 in 2011 and $104.1 million thereafter. Minimum future rentals for transportation assets included above aggregated approximately $152.4 million, against which we expect to continue to receive credits to substantially defray our rental expense.

Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials and energy total approximately $75 million. Since the majority of our minimum obligations under these contracts are over the life of the contract as opposed to a year-by-year basis, we are unable to determine the periods in which these obligations could be payable under these contracts. However, we intend to fulfill the obligations associated with these contracts through our purchases associated with the normal course of business.

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees:

December 31, 2006
(in Millions)
Guarantees:
– Technologies performance guarantees	$2.4
– Guarantees of vendor financing	25.6
– Foreign equity method investment and other debt guarantees	8.2

Total	$36.2

Other Commitments

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We guarantee the performance by Technologies of a debt instrument outstanding in the principal amount of $2.4 million as of December 31, 2006 and $3.2 million as of December 31, 2005.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of December 31, 2006, these guarantees had maximum potential payments of $8.2 million compared to $7.2 million at December 31, 2005.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $25.6 million and $30.4 million at December 31, 2006 and December 31, 2005, respectively, and are recorded on the consolidated balance sheets for each date as guarantees of vendor financing.

Contingencies

During 2004, we reached agreement in principle with the EPA and the U. S. Department of Justice to settle certain liabilities at two environmental remediation sites in New Jersey. A Consent Decree was negotiated and agreed and became final upon entry by the Court in early October 2006, requiring a payment by us in the amount of $18 million.

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

On January 28, 2005 we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission has imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of U.S. $30.0 million in our consolidated statements of income. This expense is included as a component of restructuring and other charges. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a variable rate, which as of December 31, 2006, was 4.1 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At December 31, 2006, the amount of the letter of credit was €26.0 million (U.S. $34.0 million).

We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period 1994 through 2003. At this time, we do not believe the investigations are related. In connection with these two matters, in February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal anti-trust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class in January 2007. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada.

Another anti-trust class action previously brought in Federal Court in the Eastern District of Pennsylvania alleging violations of antitrust laws involving our microcrystalline cellulose product was settled for $25.0 million, the same amount paid by our co-defendant Asahi Kasei Corporation. The Court approved this settlement in November 2006. The claims of plaintiffs who opted out of the class settlement were also settled late in 2006 for $0.7 million. Two related state court cases remain pending in California and Tennessee.

We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Based on information currently available and established reserves the ultimate resolution of our known contingencies, including the matters described in this Note 18, is not expected to have a material adverse effect on our consolidated financial position or liquidity. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations or liquidity.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19 BUSINESS	SEGMENT AND GEOGRAPHIC DATA

	Year Ended December 31,
	2006	2005	2004
	(in Millions)
Revenue
Agricultural Products	$767.0	$724.5	$703.5
Specialty Chemicals	592.8	558.5	538.0
Industrial Chemicals	990.9	870.4	813.7
Eliminations	(3.7)	(3.2)	(4.0)

Total	$2,347.0	$2,150.2	$2,051.2

Income from continuing operations before income taxes
Agricultural Products	151.0	124.8	118.4
Specialty Chemicals	118.8	108.1	96.1
Industrial Chemicals	96.7	83.9	57.3
Eliminations	(0.1)	0.4	(0.6)

Segment operating profit (1)	366.4	317.2	271.2
Corporate	(46.2)	(45.1)	(40.3)
Other income and (expense), net	3.0	13.9	4.6

Operating profit before the items listed below	323.2	286.0	235.5
In-process research and development (2)	(2.0)	—	—
Restructuring and other charges (3)	(74.8)	(39.8)	(15.0)
Interest expense, net	(32.9)	(58.1)	(78.4)
Loss on extinguishment of debt (4)	—	(60.5)	(9.9)
Investment gains (5)	—	67.0	—
Affiliate interest expense (6)	—	(1.3)	(1.1)

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$213.5	$193.3	$131.1

Business segment results are presented net of minority interests, reflecting only FMC’s share of earnings. The corporate line primarily includes staff expenses, while other income and expense, net consists of all other corporate items, including LIFO inventory adjustments and pension income or expense.

(1)	Results for all segments are net of minority interests in 2006, 2005 and 2004 of $ 7.8 million, $ 7.5 million and $3.8 million, respectively, the majority of which pertain to Industrial Chemicals.
(2)	See Note 6.
(3)	Restructuring and other charges in 2006 related to Industrial Chemicals ($31.9 million), Agricultural Products ($11.4 million), Specialty Chemicals ($26.3 million) and Corporate ($5.2 million).Restructuring and other charges in 2005 related to Industrial Chemicals ($13.0 million), Agricultural Products ($7.9 million), Specialty Chemicals ($18.7 million) and Corporate ($0.2 million). Restructuring and other charges in 2004 related to Industrial Chemicals ($10.4 million), Agricultural Products ($3.3 million), Specialty Chemicals ($0.3 million) and Corporate ($1.0 million). The Industrial Chemicals amount in 2005 and 2004 includes our share of charges recorded by Astaris, which are included in “equity in (earnings) loss of affiliates” in our consolidated statements of income and were $0.6 million-gain and $11.5 million, before tax, for the years ended December 31, 2005 and 2004, respectively. (See Notes 5 and 7). Income for the year ended December 31, 2005 represents adjustments to liabilities related to restructuring and other charges recorded by Astaris prior to the sale of substantially all of its assets.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	See Note 11.
(5)	Amount represents gains related to our Astaris investment and gain on sale of one of our equity method investments. Our gain recorded in connection with Astaris’s sale of substantially all of its assets is included within “equity in (earnings) loss of affiliates” in the consolidated statements of income.
(6)	Our share of interest expense of Astaris recorded by Astaris prior to the sale of substantially all of its assets. The equity in (earnings) loss of Astaris, is included in Industrial Chemicals.

	December 31,
	2006	2005	2004
	(in Millions)
Operating capital employed (1)
Agricultural Products	$519.5	$525.0	$505.0
Specialty Chemicals	633.2	600.4	661.3
Industrial Chemicals	545.9	527.1	643.7
Elimination	(0.3)	(0.2)	(0.6)

Total operating capital employed	1,698.3	1,652.3	1,809.4
Segment liabilities included in total operating capital employed	533.3	508.1	543.7
Corporate items	503.4	579.6	625.3

Total assets	$2,735.0	$2,740.0	$2,978.4

Segment assets (2)
Agricultural Products	$703.6	$712.0	$722.5
Specialty Chemicals	699.6	672.4	732.0
Industrial Chemicals	828.7	776.2	899.2
Elimination	(0.3)	(0.2)	(0.6)

Total segment assets	2,231.6	2,160.4	2,353.1
Corporate items	503.4	579.6	625.3

Total assets	$2,735.0	$2,740.0	$2,978.4

(1)	We view operating capital employed, which consists of assets, net of liabilities, reported by our operations and excluding corporate items such as cash equivalents, debt, pension liabilities, income taxes and LIFO reserves, as our primary measure of segment capital.
(2)	Segment assets are assets recorded and reported by the segments and are equal to segment operating capital employed plus segment liabilities. See Note 1.

	Year Ended December 31,
	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	(in Millions)
Agricultural Products	$14.5	$13.5	$12.6	$31.4	$32.6	$29.3	$74.1	$72.4	$71.2
Specialty Chemicals	30.8	29.6	28.2	31.3	32.1	32.4	15.0	15.1	15.1
Industrial Chemicals	63.0	42.8	39.2	64.5	66.8	67.0	7.8	6.9	7.1
Corporate	7.3	7.6	5.4	4.6	4.8	5.6	—	—	—

Total	$115.6	$93.5	$85.4	$131.8	$136.3	$134.3	$96.9	$94.4	$93.4

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Segment Information

	Year Ended December 31,
	2006	2005	2004
	(in Millions)
Revenue (by location of customer):
North America (1)	$960.1	$861.1	$872.3
Europe/Middle East/Africa	652.8	619.3	593.2
Latin America (1)	457.3	393.6	355.4
Asia Pacific	276.8	276.2	230.3

Total	$2,347.0	$2,150.2	$2,051.2

(1)	In 2006, countries with sales in excess of 10 percent of consolidated revenue consisted of the U.S. and Brazil. Sales for the U.S. and Brazil totaled $908.2 million and $280.8 million respectively for the year ending December 31, 2006. For the years ending December 31, 2005 and 2004 U.S. sales totaled $818.1 million and $ 830.2 million and Brazil sales totaled $243.5 million and $206.6 million respectively.

	December 31,
	2006	2005
	(in Millions)
Long-lived assets (1):
North America (2)	$797.0	$818.8
Europe/Middle East/Africa (2)	477.1	427.4
Latin America	36.0	25.8
Asia Pacific	26.3	26.1

Total	$1,336.4	$1,298.1

(1)	Geographic segment long-lived assets exclude long-term deferred income taxes on the consolidated balance sheets.
(2)	The countries with long-lived assets in excess of 10 percent of consolidated long-lived assets are the U.S. and Norway. Long-lived assets in the U.S. and Norway totaled $776.1 million and $199.6 million for year ended December 31, 2006, respectively. For the year ended December 31, 2005, U.S and Norway long-lived assets totaled $797.5 million and $185.4 million respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20 QUARTERLY	FINANCIAL INFORMATION (UNAUDITED)

	2006				2005
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
	(in Millions, Except Share and Per Share Data)
Revenue	$594.1	$592.3	$572.2	$588.4	$552.4	$565.6	$510.0	$522.2
Gross Profit	193.7	184.4	159.6	172.8	162.2	178.2	142.2	162.1
Income from continuing operations before equity in (earnings) loss of affiliates, minority interests, investment gains, net interest expense, loss on extinguishment of debt and income taxes	73.1	53.6	63.7	61.5	68.8	60.6	60.0	50.1
Income (loss) from continuing operations (1)	38.3	35.3	38.6	32.6	35.5	33.3	(3.0)	45.2
Discontinued operations, net of income taxes	(0.6)	11.0	(3.5)	(19.7)	29.0	(2.1)	(1.4)	(19.4)
Cumulative effect of change in accounting principle, net of income taxes	—	—	—	—	—	—	—	(0.5)

Net income (loss)	$37.7	$46.3	$35.1	$12.9	$64.5	$31.2	$(4.4)	$25.3

Basic net income (loss) per common share (2)	$0.99	$1.20	$0.91	$0.34	$1.73	$0.83	$(0.12)	$0.67

Diluted net income (loss) per common share (2)	$0.95	$1.16	$0.89	$0.33	$1.67	$0.80	$(0.12)	$0.64

Weighted average shares outstanding:
Basic	38.3	38.7	38.4	38.0	37.2	37.6	37.9	38.0
Diluted	39.7	39.9	39.5	39.1	38.7	39.2	37.9	39.6

1.	In the fourth quarter of 2006, our results were unfavorably impacted by $7.2 million ($4.7 million after-tax) of restructuring and other charges. In the fourth quarter of 2005, our results were favorably impacted by a $57.7 million gain ($21.7 million after-tax) in connection with Astaris’s sale of substantially all of its assets (See Note 5). Additionally, results in the fourth quarter of 2005, were unfavorably impacted by $15.5 million ($10.5 million after-tax) of restructuring and other charges.
2.	The sum of quarterly earnings per common share may differ from the full-year amount due to changes in the number of shares outstanding during the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FMC Corporation:

We have audited the accompanying consolidated balance sheets of FMC Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’s equity and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 14 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (R), Share-Based Payment, and related interpretations as of January 1, 2006. As discussed in note 13 to the consolidated financial statements, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006. As discussed in note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, on December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of FMC Corporation as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 26, 2007

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.

Based on this assessment, we determined that, as of December 31, 2006, FMC has effective internal control over financial reporting.

KPMG LLP, has issued an audit report on management’s assessment of internal control over financial reporting which appears on page 98.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FMC Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that FMC Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FMC Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that FMC Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, FMC Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the years in the three-year period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 26, 2007

FMC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

Description	Balance, Beginning of Year	Provision	Write-offs (1)	Balance, End of Year
	(in Millions)
December 31, 2006
Reserve for doubtful accounts	$11.0	$3.6	$(1.1)	$13.5

Deferred tax valuation allowance	$72.6	$8.9	$—	$81.5

December 31, 2005
Reserve for doubtful accounts	$10.8	$5.9	$(5.7)	$11.0

Deferred tax valuation allowance	$55.0	$17.6	$—	$72.6

December 31, 2004
Reserve for doubtful accounts	$6.9	$7.3	$(3.4)	$10.8

Deferred tax valuation allowance	$39.0	$16.0	$—	$55.0

(1)	Write-offs are net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2006. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Management’s annual report on internal control over financial reporting. Refer to Management’s Report on Internal Control Over Financial Reporting on page 97

Audit report of the independent registered public accounting firm. Refer to Report of Independent Registered Pubic Accounting Firm on page 96

(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors, appearing under the caption “III. Board of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on April 24, 2007 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Item 4A. Executive Officers of the Registrant” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance-Committees and Independence of Directors-Audit Committee” and “—Corporate Governance-Code of Ethics and Business Conduct Policy” in the Proxy Statement, and information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “VII. Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporated herein by reference in response to this Item 10.

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

Equity Compensation Plan Information

The table below sets forth information with respect to compensation plans under which equity securities of FMC are authorized for issuance as of December 31, 2006. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

Plan Category	Number of Securities to be issued upon exercise		Weighted-average exercise price (1)	Securities available for future issuance under equity compensation plans
Equity Compensation Plans approved by stockholders	2,229,497	(2)	$30.11	2,662,450
Equity Compensation Plans not approved by stockholders	48,062	(3)	$2.42	—

(1)	Taking into account all outstanding stock options included in this table, the weighted-average exercise price of such stock options is $36.27, and the weighted-average term-to-expiration is 5.8 years.
(2)	Includes 1,850,942 stock options, 325,624 restricted stock grants and 52,931 of the 97,847 Restricted Stock Units (RSUs) held by current directors.
(3)	Includes 3,146 stock options and 44,916 RSUs held by directors. For a number of years prior to 2003, a portion of the annual compensation for members of the Board of Directors was paid under a directors’ plan which became a subplan of the Plan in 2003, in the form of RSUs settled in treasury shares upon retirement or other termination of service on the Board. Since 2003, all RSUs issued to directors have been made under the Plan, which was approved by stockholders in 2001. No stock options under any plan have been granted to directors since 1999.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement concerning our independent directors under the caption “IV. Information About the Board of Directors and Corporate Governance,” and the information contained in the Proxy Statement concerning our related party transactions policy, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance—Corporate Governance—Related Party Transactions Policy,” is incorporated herein by reference in response to this Item 13.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information contained in the Proxy Statement in the section titled “II. The Proposals to be Voted On—Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference in response to this Item 14.

PART IV

ITEM 15. EXHIBITS,	AND FINANCIAL STATEMENT SCHEDULES

(a)	Document filed with this Report

1.	Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.

2.	The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years 2006, 2005 and 2004	99

The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

3.	Exhibits: See attached Index of Exhibits

(b)	Exhibits

Exhibit No.	Exhibit Description
*3.1	Restated Certificate of Incorporation, as filed on June 23, 1998 (Exhibit 4.1 to FMC Corporation’s Form S-3 filed on July 21, 1998)

*3.2	Restated By-Laws of FMC Corporation, as of January 1, 2002 (Exhibit 3.2 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2002)

*4.1	Amended and Restated Rights Agreement, dated as of February 19, 1988, between FMC Corporation and Harris Trust and Savings Bank (Exhibit 4 to FMC Corporation’s Registration Statement on Form SE (File No. 1-02376) filed on March 25, 1993)

*4.1.a	Amendment to Amended and Restated Rights Agreement, dated February 9, 1996 (Exhibit 1 to FMC Corporation’s Current Report on Form 8-K filed on February 9, 1996)

*4.2	Succession Agreement, dated as of August 6, 2002, among FMC Corporation, BNY Midwest Trust Company as Trustee, and Wachovia Bank, National Association as Successor Trustee (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

4(iii)(A)	FMC Corporation undertakes to furnish to the Commission upon request, a copy of any instrument defining the rights of holders of long-term debt of FMC Corporation and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed.

Exhibit No.	Exhibit Description
*10.1	Credit Agreement, dated as of June 1, 2005, among FMC Corporation, the Euro Borrowers party thereto, the Lenders and Issuers, Citicorp USA, Inc., as administrative agent, Wachovia Bank, National Association and ABN AMRO Bank N.V. as co-documentation agents, Bank of America, N.A., as syndication agent, National City Bank, Societe General, Sumitomo Mitsui Banking Corporation and DnB NOR Bank ASA, as co-agents, and Citigroup Global Markets Inc., Banc of America Securities LLC and Wachovia Securities, Inc., as co-lead arrangers and co-book managers (Exhibit 10.1 to FMC Corporation’s Current Report on Form 8-K filed on June 22, 2005)

*10.2	Asset Purchase Agreement among FMC Corporation, Solutia Inc., Astaris LLC, Israel Chemicals Limited and ICL Performance Products Holding Inc., dated as of September 1, 2005 (Exhibit 10 to FMC Corporation’s Quarterly Report on Form 10-Q/A filed on November 8, 2005)

*10.3	Credit Agreement, dated as of December 16, 2005, among FMC Finance, B.V., as borrower, FMC Corporation and FMC Chemicals Netherlands B.V., as guarantors, the Lenders party thereto, Citibank International plc, as agent for the Lenders, ABN Amro Bank, N.V., Banco Bilbao Vizcaya Agentaria S.A., National City Bank and Wachovia Bank, National Association, as mandated lead arrangers, and Citigroup Global Markets Limited and Banc of America Securities LLC, as mandated lead arrangers and bookrunners (Exhibit 10-1 to FMC Corporation’s Current Report on Form 8-K filed on December 20, 2005)

†*10.4	FMC Corporation Compensation Plan for Non-Employee Directors, as amended through August 17, 2006 (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on September 30, 2006)

†10.4a	Changes in Compensation for Non-Employee Directors, effective as of May 1, 2007

†*10.4.b	Form of FMC Corporation Restricted Stock Agreement for Non-Employee Directors (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on May 5, 2005)

†*10.5	FMC Corporation Salaried Employees’ Equivalent Retirement Plan, as amended and restated effective as of May 1, 2001 (Exhibit 10.6 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.5a	First Amendment of FMC Corporation Salaried Employees’ Equivalent Retirement Plan, effective as of August 1, 2002 (Exhibit 10.12a to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†*10.6	FMC Corporation Salaried Employees’ Equivalent Retirement Plan Grantor Trust, as amended and restated effective as July 31, 2001 (Exhibit 10.6.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.7	FMC Corporation Non-Qualified Savings and Investment Plan, as amended and restated effective as of September 28, 2001 (Exhibit 10.7 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.7.a	First Amendment of FMC Corporation Non-Qualified Savings and Investment Plan, effective as of July 1, 2003 (Exhibit 10.14a to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†*10.7.b	Second Amendment to FMC Corporation Non-Qualified Savings and Investment Plan, effective as of January 1, 2004 (Exhibit 10.11b to FMC Corporation’s Annual Report on Form 10-K filed on March 14, 2005)

†*10.8	FMC Corporation Non-Qualified Savings and Investment Plan Trust, as amended and restated effective as of September 28, 2001 (Exhibit 10.7.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

Exhibit No.	Exhibit Description
†*10.8.a	First Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of October 1, 2003 (Exhibit 10.15a to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†*10.8.b	Second Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust, effective as of January 1, 2004 (Exhibit 10.12b to FMC Corporation’s Annual Report on Form 10-K filed on March 14, 2005)

†*10.9	FMC Corporation Incentive Compensation and Stock Plan as amended through August 17, 2006 (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed September 30, 2006)

†*10.9a	Form of Long-term Incentive Plan Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004)

†*10.9b	Form of Nonqualified Stock Option Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.2 to FMC Corporation’s Quarterly Report on Form 10-Q filed on March 31, 2006)

†*10.9c	Form of Key Manager Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.3 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004)

†*10.10	FMC Corporation Executive Severance Plan, as amended and restated effective as of May 1, 2001 (Exhibit 10.10 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.11	FMC Corporation Executive Severance Grantor Trust Agreement, dated July 31, 2001 (Exhibit 10.10.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.12	Executive Severance Agreement, entered into as of October 1, 2001, by and between FMC Corporation and William G. Walter (Exhibit 10.22 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2002)

†*10.13	Executive Severance Agreement, entered into as of December 31, 2001, by and between FMC Corporation and W. Kim Foster, with attached schedule (Exhibit 10.20 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†*10.14	Executive Severance Agreement, entered into as of December 31, 2001, by and between FMC Corporation and Graham R. Wood, with attached schedule (Exhibit 10.24 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2002)

*10.15	Joint Venture Agreement between FMC Corporation and Solutia Inc., made as of April 29, 1999 (Exhibit 2.I to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.a	First Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of December 29, 1999 (Exhibit 2.II to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.b	Second Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of February 2, 2000 (Exhibit 2.III to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.c	Third Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of March 31, 2000 (Exhibit 2.IV to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.d	Fourth Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., dated November 4, 2005 (Exhibit 10 to FMC Corporation’s Current Report on Form 8-K filed on November 9, 2005)

Exhibit No.	Exhibit Description
*10.16	Separation and Distribution Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 2.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

*10.17	Transition Services Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 10.3 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

**23.2	Consent of KPMG LLP as it relates to Siratsa, LLC (previously known as Astaris, LLC)

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

**99.1	Unaudited Consolidated Financial Statements for Siratsa, LLC (previously known as Astaris, LLC) for the year ended December 31, 2006

**99.2	Consolidated Financial Statements for Siratsa, LLC (previously known as Astaris, LLC) for the year ended December 31, 2005

*	Incorporated by reference
**	To be filed by amendment
†	Management contract or compensatory plan or arrangement

(c)	Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated.

The consolidated financial statements of Siratsa LLC (previously known as Astaris, LLC), our 50/50 joint venture with Solutia, for the three year period ended December 31, 2006 required to be included in this report pursuant to Rule 3-09 of Regulation S-X are to be filed by amendment as exhibits 99.1 and 99.2 no later than March 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC CORPORATION

(Registrant)

By:	/s/ W. KIM FOSTER
W. Kim Foster
Senior Vice President and Chief Financial Officer

Date: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ W. KIM FOSTER W. Kim Foster	Senior Vice President and Chief Financial Officer	February 26, 2007

/S/ GRAHAM R. WOOD Graham R. Wood	Vice President, Controller (Principal Accounting Officer)	February 26, 2007

/S/ WILLIAM G. WALTER William G. Walter	Chairman of the Board and Chief Executive Officer

/S/ G. PETER D’ALOIA G. Peter D’Aloia	Director

/S/ PATRICIA A. BUFFLER Patricia A. Buffler	Director

/S/ C. SCOTT GREER C. Scott Greer	Director

/S/ EDWARD J. MOONEY Edward J. Mooney	Director

/S/ PAUL J. NORRIS Paul J. Norris	Director

/S/ WILLIAM F. REILLY William F. Reilly	Director

/S/ ENRIQUE J. SOSA Enrique J. Sosa	Director

/S/ JAMES R. THOMPSON James R. Thompson	Director

INDEX OF EXHIBITS FILED WITH FORM 10-K OF FMC CORPORATION

FOR THE YEAR ENDED DECEMBER 31, 2006

Exhibit No.	Exhibit Description

10.4a	Changes in Compensation for Non-employee Directors, effective as of May 1, 2007

12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report