Form 10-Q
period 2007-03-31
FMC CORP
filed 2007-05-08
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

LARGE ACCELERATED FILER  ☒    ACCELERATED FILER  ☐    NON-ACCELERATED FILER  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT) YES  ☐    NO   ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at March 31, 2007
Common Stock, par value $0.10 per share	38,289,969

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in Millions, Except Per Share Data)	Three Months Ended March 31,
	2007	2006
	(unaudited)
Revenue	$674.1	$594.1

Costs and Expenses
Costs of sales and services	463.3	400.4
Selling, general and administrative expenses	77.4	67.5
Research and development expenses	23.2	22.0
In-process research and development	1.0	—
Restructuring and other charges	24.3	31.1

Total costs and expenses	589.2	521.0

Income from continuing operations before equity in (earnings) of affiliates, minority interests, interest expense, net and income taxes	84.9	73.1
Equity in (earnings) of affiliates	(0.8)	(0.6)
Minority interests	1.9	2.0
Interest expense, net	8.4	8.4

Income from continuing operations before income taxes	75.4	63.3
Provision for income taxes	20.3	25.0

Income from continuing operations	55.1	38.3
Discontinued operations, net of income taxes	(9.3)	(0.6)

Net income	$45.8	$37.7

Basic earnings (loss) per common share:
Continuing operations	$1.45	$1.00
Discontinued operations	(0.24)	(0.01)

Net income	$1.21	$0.99

Diluted earnings (loss) per common share:
Continuing operations	$1.41	$0.96
Discontinued operations	(0.24)	(0.01)

Net income	$1.17	$0.95

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$49.2	$165.5
Trade receivables, net of allowance of $15.6 at March 31, 2007 and $13.5 at December 31, 2006	690.1	537.9
Inventories	217.4	219.4
Prepaid and other current assets	100.3	91.3
Deferred income taxes	66.4	53.7

Total current assets	1,123.4	1,067.8
Investments	19.8	22.1
Property, plant and equipment, net	1,017.2	1,025.1
Goodwill	166.4	163.6
Other assets	130.4	125.6
Deferred income taxes	307.3	330.8

Total assets	$2,764.5	$2,735.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$89.8	$53.7
Current portion of long-term debt	12.4	52.5
Accounts payable, trade and other	284.9	301.4
Accrued and other liabilities	253.7	228.5
Guarantees of vendor financing	16.2	25.6
Accrued pensions and other postretirement benefits, current	7.5	7.5
Income taxes	4.6	33.3

Total current liabilities	669.1	702.5
Long-term debt, less current portion	515.5	523.5
Accrued pension and other postretirement benefits, long-term	121.4	132.9
Environmental liabilities, continuing and discontinued	164.9	157.8
Reserve for discontinued operations	37.7	36.3
Other long-term liabilities	139.6	103.5
Minority interests in consolidated companies	56.6	59.0
Commitments and contingent liabilities (Note 17)
Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2007 or 2006	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2007 and 2006; 46,495,948 issued shares at March 31, 2007 and December 31, 2006, respectively	4.6	4.6
Capital in excess of par value of common stock	418.3	431.0
Retained earnings	1,207.9	1,166.4
Accumulated other comprehensive loss	(44.7)	(57.1)
Treasury stock, common, at cost: 8,205,979 shares at March 31, 2007 and 8,178,419 shares at December 31, 2006	(526.4)	(525.4)

Total stockholders’ equity	1,059.7	1,019.5

Total liabilities and stockholders’ equity	$2,764.5	$2,735.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in Millions)	2007	2006
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net Income	$45.8	$37.7
Discontinued operations	9.3	0.6
Income from continuing operations	$55.1	$38.3
Adjustments from income from continuing operations to cash (required) provided by operating activities of continuing operations:
Depreciation and amortization	34.5	32.1
Equity in (earnings) of affiliates	(0.8)	(0.6)
Restructuring and other charges	24.3	31.1
In-process research and development	1.0	—
Deferred income taxes	14.6	19.5
Minority interests	1.9	2.0
Other	6.1	4.0
Changes in operating assets and liabilities:
Trade receivables, net	(150.5)	(95.1)
Guarantees of vendor financing	(9.5)	(0.4)
Inventories	3.5	7.9
Other current assets and other assets	(13.3)	(12.9)
Accounts payable	(18.8)	(32.2)
Accrued and other current liabilities and other liabilities	10.6	(10.0)
Income taxes	4.6	15.9
Accrued pension and other postretirement benefits, net	(13.8)	(12.1)
Environmental spending, continuing	(1.1)	(1.3)
Restructuring and other spending	(0.7)	(2.7)

Cash required by operating activities	(52.3)	(16.5)

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued	(2.8)	(5.3)
Payments of other discontinued reserves	(3.1)	(3.7)

Cash (required) by operating activities of discontinued operations	(5.9)	(9.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(in Millions)	Three Months Ended March 31,
	2007	2006
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(20.4)	$(17.1)
In-process research and development expenditure	(1.0)	—
Proceeds from disposal of property, plant and equipment	1.3	1.6
Proceeds from returns of investments	4.4	—

Cash required by investing activities	(15.7)	(15.5)

Cash provided (required) by financing activities:
Increase in other short-term debt	36.0	2.8
Repayment of long-term debt	(51.4)	(0.2)
Distributions to minority partners	(4.5)	(2.9)
Issuances of common stock, net	5.8	18.4
Dividends paid	(6.9)	—
Repurchases of common stock	(22.1)	—

Cash provided by (required by) financing activities	(43.1)	18.1

Effect of exchange rate changes on cash and cash equivalents	0.7	0.6

(Decrease) in cash and cash equivalents	(116.3)	(22.3)
Cash and cash equivalents, beginning of period	165.5	206.4

Cash and cash equivalents, end of period	$49.2	$184.1

Supplemental disclosure of cash flow information: Cash paid for interest was $10.0 million and $8.6 million, and income taxes paid, net of refunds were $3.4 million net payments and $10.6 million net refunds for the three months ended March 31, 2007 and 2006, respectively. In the first quarter of 2007 and 2006, we contributed approximately 1,000 and 76,000 shares of treasury stock to our employee benefit plans having a cost of $0.1 million and $4.0 million, respectively, which is considered a non-cash activity.

We declared dividends aggregating $6.9 million to our shareholders of record during the first three months of 2007. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of March 31, 2007.

On January 1, 2007, we reclassified $33.8 million of “Income taxes” to “Other long-term liabilities” on our condensed consolidated balance sheet in connection with the adoption of FASB Interpretation No. 48.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the three months ended March 31, 2007 and 2006, and our financial position as of March 31, 2007. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet as of March 31, 2007 and the related condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, and condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.

Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006 (the “2006 10-K”).

Note 2: Stockholders’ Equity

Dividends and Share Repurchases

In 2006, the Board of Directors approved the initiation of a quarterly cash dividend of $0.18 per share and authorized the repurchase of up to $150.0 million of our common stock. We declared dividends aggregating $6.9 million to our shareholders of record during the first three months of 2007. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of March 31, 2007. During the three months ended March 31, 2007, we repurchased approximately 268,000 shares at an aggregate cost of $20.0 million under the repurchase program. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans.

On April 24, 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. Our Board also announced its plan to increase quarterly dividends by 17 percent, from $0.18 to $0.21 per quarter, commencing with the next quarterly dividend, expected to be paid in July 2007. The new $250 million share repurchase program replaces the $150 million program authorized in February 2006 under which approximately 1.7 million shares have been repurchased at a cost of $110 million, including $20.0 million of repurchases in the quarter ended March 31, 2007.

Note 3: Recently Issued and Adopted Accounting Pronouncements

New accounting standards

SFAS No. 159

In February of 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. Statement No. 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. We are required to adopt this Statement starting in 2008 and are currently evaluating the effect that this Statement will have on our condensed consolidated financial statements.

SFAS No. 158

On December 31, 2006, we adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132”. See Note 13 to our 2006 consolidated financial statements in our Form 10-K for further discussion of our adoption of this accounting standard. Effective December 31, 2008, SFAS No. 158 also requires us to measure plan assets and benefit obligations as of the date of our fiscal year end. We do not believe that the adoption of this portion of SFAS No. 158 related to the measurement of plan assets and benefit obligations will have a material impact on our condensed consolidated financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. Statement No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. The Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. We are required to adopt this statement starting in 2008 and are currently evaluating the effect that this Statement will have on our condensed consolidated financial statements.

Recently adopted in 2007

FSP AUG AIR-1

In August 2006, the FASB released guidance on the accounting for planned major maintenance activities. The guidance was issued in the form of a Financial Statement Position (“FSP”) and prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim reporting periods. We adopted this FSP on January 1, 2007 and its adoption did not have a material impact to our condensed consolidated financial statements.

FIN 48

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. We adopted this Interpretation starting in 2007. See Note 16 for further discussion regarding our adoption of this Interpretation.

EITF No. 06-3

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. The scope of this consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to sales, use, value added and some excise taxes. Additionally, this issue seeks to address how a company should address the disclosure of such items in interim and annual financial statements, either gross or net pursuant to APB Opinion No. 22 “Disclosure of Accounting Policies”. We adopted this statement on January 1, 2007. We record all taxes collected from customers to be remitted to governmental authorities on a net basis in our condensed consolidated statements of operations. The adoption of EITF 06-3 did not have an effect on our condensed consolidated financial statements.

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets”. This statement amends Statement No. 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement also addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. We adopted this statement starting in 2007. The adoption of this pronouncement did not have an effect on our condensed consolidated financial statements.

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”. This statement amends parts of FASB Statements No. 133, “Accounting for Derivatives and Hedging Activities” and No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in fair value of the instrument would be recognized in earnings. We adopted this statement starting on January 1, 2007. The adoption of this pronouncement did not have an effect on our condensed consolidated financial statements.

Note 4: Goodwill and Intangible Assets

Goodwill at March 31, 2007 and December 31, 2006 was $166.4 million and $163.6 million, respectively. The majority of goodwill is attributed to an acquisition in the Specialty Chemicals segment. There are no other material indefinite life intangibles, other than goodwill related to this acquisition. The change in goodwill from December 31, 2006 to March 31, 2007 was due to the effect of foreign currency translation on the Euro.

Our definite life intangibles totaled $12.4 million and $12.9 million at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, these definite life intangibles were allocated among our business segments as follows: $9.9 million in Agricultural Products, $0.4 million in Specialty Chemicals and $2.1 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, access rights, industry licenses and other intangibles. Amortization was not significant in the periods presented.

Note 5: Financial Instruments and Risk Management

The portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to our outstanding cash flow hedges which were recorded to earnings during the three months ended March 31, 2007, was $0.1 million and was insignificant for March 31, 2006.

At March 31, 2007, the net deferred hedging loss in accumulated other comprehensive loss was $9.2 million compared to a net loss of $15.7 million at December 31, 2006. Approximately $9.5 million of net losses are expected to be recognized in earnings during the twelve months ending March 31, 2008, as the underlying hedged transactions are realized, and net gains of $0.3 million are expected to be recognized at various times subsequent to March 31, 2008 and continuing through December 31, 2008.

Note 6: Inventories

Inventories consisted of the following:

	March 31, 2007	December 31, 2006
	(in Millions)
Finished goods and work in process	$148.4	$154.2
Raw materials	69.0	65.2

Net inventory	$217.4	$219.4

Note 7: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2007	December 31, 2006
	(in Millions)
Property, plant and equipment	$2,987.9	$2,968.5
Less: Accumulated depreciation	1,970.7	1,943.4

Property, plant and equipment, net	$1,017.2	$1,025.1

As of March 31, 2007, the balance of our asset retirement obligations was $6.4 million, virtually unchanged from December 31, 2006. A more complete description of this item can be found in Note 2 to our 2006 consolidated financial statements on our Form 10-K.

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

Note 8: In-process Research and Development

In the first quarter of 2007, our Agricultural Products segment acquired further rights from a third-party company to develop their proprietary fungicide. This product is subject to EPA and other regulatory approvals which are needed to allow us to sell and market the product in the exclusive territories. We paid an additional $1 million for these rights and have recorded this amount as a charge to "In-process research and development" in the condensed consolidated statement of operations.

Note 9: Restructuring and other charges

Three Months Ended March 31, 2007

Solutia Legal Settlement

We reached an agreement to settle all claims relating to a litigation matter in return for a payment of $22.5 million. This litigation is associated with our Industrial Chemicals business. This amount has been reflected in “Restructuring and other charges” in our condensed consolidated statements of operations for the three months ended March 31, 2007. See Note 17 for further details on this matter.

Other Items

Additional restructuring and other charges for the quarter included $0.9 million of severance costs in our Industrial Chemicals segment due to a segment workforce restructuring and $0.2 million of other charges in our Industrial Chemicals segment. We also recorded $0.7 million relating to continuing environmental sites in Corporate.

Restructuring spending, net of recoveries, during the three months ended March 31, 2007 was primarily severance payments for previously announced workforce reductions. The following table shows a rollforward of restructuring and other reserves for the first three months of 2007 and the related spending and other changes:

(in Millions)	Total (1)
Balance at 12/31/2006	$3.7

Increase in reserves	0.9

Cash payments	(0.7)

Balance at 3/31/2007 (2)	$3.9

(1)	Primarily severance costs and certain asset retirement obligations. The Solutia legal settlement noted above is included as a component of the “Accrued and other liabilities” balance in our condensed consolidated balance sheets and is not included in the above table. Additionally, the European Commission fine that we accrued during the three months ended March 31, 2006 is included as a component of the “Other long-term liabilities” balance in the condensed consolidated balance sheets and is not included in the above table.
(2)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.

Three Months Ended March 31, 2006

Restructuring and other charges totaled $31.1 million for the three months ended March 31, 2006 as a result of the €25 million (U.S. $30 million) fine imposed on us by the European Commission. This fine is associated with our Industrial Chemicals segment. See Note 17 for further details on this matter. Additionally, restructuring and other charges for the three months ended March 31, 2006 included $0.3 million of asset abandonment charges in our Industrial Chemicals segment and $0.8 million of charges to increase legal fee reserves related to ongoing environmental matters.

Note 10: Debt

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	March 31, 2007	December 31, 2006
Short-term debt	$89.8	$53.7
Current portion of long-term debt	12.4	52.5

Total debt maturing within one year	$102.2	$106.2

Short-term debt consisted primarily of foreign credit lines at March 31, 2007 and December 31, 2006. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Long-term debt:

Long-term debt consists of the following:

(in Millions)	March 31, 2007
	Interest Rate Percentage	Maturity Date	3/31/2007	12/31/2006
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	3.65 – 7.05	2007-2035	$216.5	$216.7
Debentures (less unamortized discounts of $0.1 million and $0.1 million, respectively)	7.75	2011	45.4	45.4
Medium-term notes (less unamortized discounts of $0.1 million and $0.1 million, respectively)	7.00	2008	77.4	117.4
European revolving credit facility	4.31	2010	188.6	196.4
Other	—	—	—	0.1

Total debt			527.9	576.0
Less: debt maturing within one year			12.4	52.5

Total long-term debt			$515.5	$523.5

At March 31, 2007 we had $188.6 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to $196.4 million at December 31, 2006. Available funds under this facility were $104.7 million and $91.7 million at March 31, 2007 and December 31, 2006, respectively.

We had no borrowings under our Domestic Credit Agreement. Letters of credit outstanding under the Domestic Credit Agreement totaled $142.7 million and $144.5 million at March 31, 2007 and December 31, 2006, respectively. As such, available funds under the Domestic Credit Agreement were $457.3 million and $455.5 million at March 31, 2007 and December 31, 2006, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at March 31, 2007.

A more complete description of our credit agreements are included in Note 11 to our 2006 consolidated financial statements in our Form 10-K.

Note 11: Discontinued Operations

Our results of discontinued operations comprised the following:

	Three Months Ended March 31,
(in Millions)	2007	2006
Adjustment for workers’s compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax benefit of $0.2 million for the three months ended March 31, 2007)	$0.3	$—
Provision for environmental liabilities and legal expenses related to previously discontinued operations (net of income tax benefit of $5.8 million and $0.3 million for the three months ended March 31, 2007 and 2006, respectively)	(9.6)	(0.6)

Discontinued operations, net of income taxes	$(9.3)	$(0.6)

2007

During the first three months of 2007, we recorded a $15.4 million ($9.6 million after-tax) charge to discontinued operations related to environmental issues and legal reserves. Environmental charges of $10.7 million ($6.6 million after-tax) related primarily to a provision to increase our reserves for environmental issues at our Middleport site. We also recorded increases to legal reserves and expenses in the amount of $4.7 million ($3.0 million after tax). (See a rollforward of our environmental reserves in Note 12.)

At March 31, 2007 and December 31, 2006, substantially all other discontinued operations reserves recorded on our condensed consolidated balance sheets were related to other post-retirement benefit liabilities, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 2001.

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

Note 12: Environmental Obligations

We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $194.3 million and $189.6 million, excluding recoveries, have been provided at March 31, 2007 and December 31, 2006, respectively.

At March 31, 2007 and December 31, 2006, expected recoveries were $34.2 million and $37.0 million, respectively, with the majority at each date relating to existing contractual arrangements with U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” balance totaling $19.6 million and $22.4 million at March 31, 2007 and December 31, 2006, respectively, or as “Other assets” totaling $14.6 million at both March 31, 2007 and December 31, 2006, respectively, in the condensed consolidated balance sheets. Cash recoveries recorded as realized claims against third parties were $2.8 million in the first three months of 2007. Total cash recoveries recorded for the year ended December 31, 2006 were $3.6 million.

The long-term portions of environmental reserves, net of recoveries, totaling $164.9 million and $157.8 million at March 31, 2007 and December 31, 2006, respectively, are included in “Environmental liabilities, continuing and discontinued”. The short-term portion of continuing obligations is recorded as “Accrued and other liabilities”.

We have estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $70 million at March 31, 2007. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. However, we believe any such liability arising from potential environmental obligations is not likely to have a materially adverse effect on our liquidity or financial condition and may be satisfied over the next twenty years or longer.

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2006 to March 31, 2007:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2006	$167.2

Provision (see notes 9 and 11)	11.4
Spending, net of recoveries	(3.9)

Net Change	7.5

Total environmental reserves, net of recoveries at March 31, 2007	$174.7

Environmental reserves, current, net of recoveries (1)	$9.8
Environmental reserves, long-term continuing and discontinued, net of recoveries	164.9

Total environmental reserves, net of recoveries at March 31, 2007	$174.7

(1)	“Current” includes only those reserves related to continuing operations.

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 12 to our 2006 consolidated financial statements in our Form 10-K.

Note 13: Earnings Per Share

Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share (“Diluted EPS”) consider the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were no excluded potential common shares from Diluted EPS for the three months ended March 31, 2007. There were 194,735 potential common shares excluded from Diluted EPS for the three months ended March 31, 2006.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions Except Share and Per Share Data)	Three Months Ended March 31,
	2007	2006
Earnings:
Income from continuing operations	$55.1	$38.3
Discontinued operations, net of income taxes	(9.3)	(0.6)

Net income	$45.8	$37.7

Basic earnings per common share
Continuing operations	$1.45	$1.00
Discontinued operations	(0.24)	(0.01)

Net income	$1.21	$0.99

Diluted earnings per common share
Continuing operations	$1.41	$0.96
Discontinued operations	(0.24)	(0.01)

Net income	$1.17	$0.95

Shares (in thousands):
Weighted average number of shares of common stock outstanding	37,932	38,344
Weighted average additional shares assuming dilution	1,160	1,307

Shares – diluted basis	39,092	39,651

Note 14: Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income for the three months ended March 31, 2007 and 2006 consisted of the following:

	Three Months ended March 31,
(in Millions)	2007	2006
Net income	$45.8	$37.7
Foreign currency translation adjustment	5.6	4.1
Net deferral of hedging gains (losses) and other	6.5	(13.4)
Net realized actuarial gains/(losses) and prior service (cost) credits	0.3	—

Comprehensive income	$58.2	$28.4

Note 15: Pensions and Other Postretirement Benefits

The following table summarizes the components of net annual benefit cost (income) for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	Pensions		Other Benefits
(in Millions)	2007	2006	2007	2006
Components of net annual benefit cost:
Service cost	$4.9	$4.4	$—	$0.1
Interest cost	14.1	13.3	0.7	0.7
Expected return on plan assets	(17.7)	(16.2)	—	—
Amortization of prior service cost (credits)	0.4	0.5	(0.3)	(0.3)
Recognized net actuarial (gain) loss	1.2	1.3	(0.2)	(0.2)

Net periodic benefit cost from continuing operations	$2.9	$3.3	$0.2	$0.3

We made voluntary cash contributions to our U.S. defined benefit pension plan of $10.0 million in the three months ended March 31, 2007 and 2006. We expect that our total voluntary cash contributions to the plan for 2007 will be approximately $30 million.

Note 16: Income Taxes

FASB Interpretation No. 48

FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. We adopted this Interpretation on January 1, 2007. As a result of the implementation of FIN 48, we recognized a net credit for unrecognized tax benefits which were accounted for as a $2.6 million increase to the January 1, 2007 balance of retained earnings. After adoption of FIN 48, the liability for unrecognized tax benefits was $37.7 million as of January 1, 2007. As of the date of adoption, we reasonably expect charges against the liability for unrecognized tax benefits of approximately $3 to 4 million within the next 12 months on account of settlements of tax audits. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $37.7 million.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns for FMC entities taxable in the U.S. and significant foreign jurisdictions are open for examination and adjustment. The United States income tax returns are open for examination and adjustment for years 2002-2006. Our significant foreign jurisdictions, which total 15, are open for examination and adjustment during varying periods from 2000-2006.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated financial statements. Included in the $37.7 million liability for unrecognized tax benefits as of January 1, 2007 is $0.2 million associated with interest and penalties.

Since the date of adoption, the liability for unrecognized tax benefits has increased by approximately $1.1 million for a balance of $38.8 million as of March 31, 2007. During the three months ended March 31, 2007 we recognized no additional amounts for interest and penalties. We reasonably expect charges against the liability for unrecognized tax benefits of approximately $3 to 4 million within the next 12 months on account of settlements of tax audits and expirations of statutes of limitations, and increases to the liability for unrecognized tax benefits of approximately $3 to 4 million on account of continuing uncertainty with respect to existing uncertain tax positions. Of the $38.8 million liability at March 31, 2007, $3.9 million is recorded in “Income taxes” and $34.9 million is recorded in “Other long-term liabilities” in our condensed consolidated balance sheets.

Note 17: Guarantees, Commitments, and Contingencies

We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

Guarantees

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2007:

(in Millions)	March 31, 2007
Guarantees:
— FMC Technologies, Inc. performance guarantees	$2.4
— Guarantees of vendor financing	16.2
— Foreign equity method investment debt guarantees	7.5

Total	$26.1

Other Commitments

We guarantee the performance by FMC Technologies, Inc (“Technologies”) of a debt instrument outstanding in the principal amount of $2.4 million as of March 31, 2007 and December 31, 2006.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $16.2 million and $25.6 million at March 31, 2007 and December 31, 2006, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of March 31, 2007 these guarantees had maximum potential payments of $7.5 million, compared to $8.2 million at December 31, 2006.

Other Commitments and Contingencies

On October 14, 2003, Solutia, our joint venture partner in Astaris, filed a lawsuit against us with the Circuit Court of St. Louis County, Missouri claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris and also failed to disclose the information we had about the PPA technology. Solutia dismissed this Missouri lawsuit in February 2004, after it had filed a virtually identical lawsuit in the U.S. Bankruptcy Court in the Southern District of New York. Solutia had filed for Chapter 11 bankruptcy protection in that same court on December 17, 2003. Our motion to remove the lawsuit from Bankruptcy Court was granted on June 18, 2004, and the matter proceeded in U.S. District Court for the Southern District of New York. On March 29, 2005, the court dismissed certain of the claims relating to the alleged failure of the PPA technology for lack of standing on the part of Solutia. Prior to the trial in this matter, which was scheduled to commence on April 2, 2007, the parties agreed to settle all claims relating to the litigation in return for a payment of $22.5 million by FMC. The settlement was approved by the Bankruptcy Court on May 1, 2007. There is a ten day period for appeals. This amount has been reflected in “Restructuring and other charges” in our condensed consolidated statements of operations for the three months ended March 31, 2007. See Note 9 for further details on this matter.

On January 28, 2005 we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission has imposed a fine on us in the amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of U.S. $30.0 million in our consolidated statements of income. This expense was included as a component of “Restructuring and other charges”. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a variable rate, which as of March 31, 2007, was 4.1 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At March 31, 2007, the amount of the letter of credit was €26.0 million (U.S. $34.7 million).

We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. In February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal Law provides that persons who have been injured by violations of federal anti-trust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class in January 2007. The defendants have appealed the certification. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada.

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

Note 18: Segment Information

(in Millions)	Three Months Ended March 31,
	2007	2006
Revenue
Agricultural Products	$248.3	$206.6
Specialty Chemicals	166.2	143.2
Industrial Chemicals	260.6	245.2
Eliminations	(1.0)	(0.9)

Total	$674.1	$594.1

Income (loss) from continuing operations before income taxes
Agricultural Products	$70.8	$54.7
Specialty Chemicals	35.6	31.5
Industrial Chemicals	17.5	29.2
Eliminations	(0.1)	—

Segment operating profit	123.8	115.4
Corporate	(13.1)	(11.3)

Other income (expense), net	(2.0)	(1.3)

Operating profit before the items listed below	108.7	102.8
Restructuring and other charges (1)	(23.9)	(31.1)
In-process research and development (2)	(1.0)	—
Interest expense, net	(8.4)	(8.4)

Total	$75.4	$63.3

(1)	See Note 9 for details of restructuring and other charges. Restructuring and other charges for the three months ended March 31, 2007 also includes a gain representing the difference between the carrying value of our remaining investment in the Astaris joint venture and cash received from the joint venture which represented a return of our investment. After this cash receipt, our investment in the Astaris joint venture is $0 at March 31, 2007. This gain is included in “Equity in (earnings) of affiliates” in the condensed consolidated statement of operations for the three months ended March 31, 2007. In 2005, Astaris sold substantially all of the assets of its businesses and the buyers also assumed substantially all of the liabilities of Astaris as well.
(2)	See Note 8 for details.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.

Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, “expects”, “should”, “could”, “may”, “will continue to”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section “Forward-Looking Statements” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”) and to similar disclaimers in all other reports and forms filed with the Securities and Exchange Commission (“SEC”). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

We further caution that the list of risk factors in Item 1A in Part 1 of the 2006 10-K may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2006 Form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed with the Audit Committee of our Board of Directors those accounting policies that we have deemed critical. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.

The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Application of Critical Accounting Policies” section in our 2006 Form 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.

•	Environmental

•	Impairment and valuation of long-lived assets

•	Pensions and other postretirement benefits

•	Income taxes

We did not adopt any changes in the current period, except as described below, that had a material effect on these critical accounting policies nor did we make any changes, except as described below, to our accounting policies that would have changed these critical accounting policies.

FASB Interpretation No. 48

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. We adopted this Interpretation starting on January 1, 2007. See Note 16 for further discussion regarding our adoption of this standard.

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

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

We had good performance across most of our business segments for the three months ended March 31, 2007. Consolidated revenue increased 13 percent for the three months ended March 31, 2007. Increased segment operating profit also favorably impacted our consolidated results. We continue to be impacted by higher energy costs, particularly in our Spanish operations, as well as higher raw material costs. Included in our net income were various restructuring and other income and charges which are described in more detail below under “Results of operations”. Our segment results for the three months ended March 31, 2007 were impacted by the following:

•

Agricultural Products’ Segment operating profits increased significantly due to higher sales across all regions, particularly in Brazil, new product introductions across several regions and the benefit of its low-cost supply chain strategy, partially offset by increased spending on growth initiatives.

•

Specialty Chemicals Segment operating profits were driven by higher sales in food ingredients and pharmaceutical excipients markets in BioPolymer and continued strong global demand and higher selling prices for lithium, partially offset by higher raw material costs and spending on strategic growth initiatives.

•

Industrial Chemicals Segment operating profits were unfavorably impacted by higher energy costs across its businesses and lower electricity selling prices in Spain, which more than offset higher selling prices and export volume growth in soda ash.

In 2006, the Board of Directors approved the initiation of a quarterly cash dividend of $0.18 per share and authorized the repurchase of up to $150.0 million of our common stock. We declared dividends aggregating $6.9 million to our shareholders of record during the first three months of 2007 and repurchased approximately 268,000 shares at an aggregate cost of $20.0 million under the repurchase program.

On April 24, 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. Our Board also announced its plan to increase quarterly dividends by 17 percent, from $0.18 to $0.21 per quarter, commencing with the next quarterly dividend, expected to be paid in July 2007. The new $250 million share repurchase program replaces the $150 million program authorized in February 2006 under which approximately 1.7 million shares have been repurchased at a cost of $110 million through March 31, 2007.

RESULTS OF OPERATIONS

Overview –

(in Millions, Except Per Share Data)	For the Three Months Ended March 31,
	2007		2006
		Per Share (Diluted)		Per Share (Diluted)
Consolidated Revenue	$674.1		$594.1

Net income	$45.8	$1.17	$37.7	$0.95

Net income included the following after-tax (income) charges:
Restructuring and other charges(1)	$14.9	$0.38	$30.7	$0.78
In-process research and development	0.6	0.01	—	—
Tax adjustments	1.1	0.03	—	—
Discontinued operations	9.3	0.24	0.6	0.01

After-tax income from continuing operations excluding restructuring and other income and charges (2)	$71.7	$1.83	$69.0	$1.74

(1)	Amount includes a gain from the difference between the carrying value of our remaining investment in the Astaris joint venture and cash received from the joint venture which represented a return of our investment. After this cash receipt, our investment in the Astaris joint venture is $0 at March 31, 2007. This gain is included in “Equity in (earnings) of affiliates” in the condensed consolidated statement of operations for the three months ended March 31, 2007. In 2005, Astaris sold substantially all of the assets of its business and the buyers assumed substantially all of the liabilities of Astaris.
(2)	We believe that the Non-GAAP financial measure “After-tax income from continuing operations, excluding restructuring and other income and charges,” and its presentation on a per-share basis, provide useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP. The after-tax charges (gains) included in net income presented in the chart above can be found in the results of operations discussions below for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

See “Segment Results” for a detailed discussion of events affecting our results for the first quarter of 2007 and 2006.

CONSOLIDATED RESULTS – Three months ended March 31, 2007 compared to Three months ended March 31, 2006

In the discussion below, please refer to our condensed consolidated statement of operations included in Item I of this Form 10-Q as well as the after-tax charges included in net income in the above table. All comparisons are between the periods unless otherwise noted.

Revenue for the three months ended March 31, 2007 was $674.1 million, an increase of 13.5 percent compared to the $594.1 million recorded in the prior year. This increase is due to increased sales in all of our segments which are discussed separately below.

In-process research and development was $1.0 million ($0.6 million after-tax) in the first quarter of 2007 as result of our Agricultural Products segment acquiring further rights from a third-party company to develop their proprietary fungicide. This product is subject to EPA and other regulatory approvals which are needed to allow us to sell and market the product in the exclusive territories.

Restructuring and other charges totaled $24.3 million ($14.9 million after-tax) in the first quarter of 2007 as a result of a $22.5 million charge in our Industrial Chemicals Segment, related to the settlement of a lawsuit with Solutia, our joint venture partner with Astaris. Additionally, restructuring and other charges primarily included a charge in our Industrial Chemicals segment due to a segment workforce restructuring, and an additional charge to increase our legal reserves related to ongoing environmental matters.

Restructuring and other charges totaled $31.1 million ($30.7 million after-tax) in the first quarter of 2006 as a result of a $30 million charge in our Industrial Chemicals Segment, related to the European Commission fine. Additionally, restructuring and other charges included an asset abandonment charge at our Industrial Chemicals segment, and an additional charge to increase our legal reserves related to ongoing environmental matters.

Equity in (earnings) of affiliates. Equity in (earnings) of affiliates was earnings of $0.8 million in the first quarter of 2007 essentially flat as compared to earnings of $0.6 million in the prior year period.

Interest expense, net for the first quarter of 2007 was $8.4 million, unchanged as compared to the first quarter of 2006.

Provision for income taxes was a provision of $20.3 million for the first quarter of 2007 compared to a provision of $25.0 million for the prior period resulting in effective tax rates of 26.9% and 39.5%, respectively. The decrease in the effective tax rates was primarily a result of the non-deductible €25.0 million (U.S. $30.0 million) European Commission fine recorded in the first quarter of 2006. The change in effective tax rates is also primarily a result of a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn outside the U.S. is typically taxed at rates lower than income earned domestically. During the first quarter of 2007, we also recorded tax adjustments of $1.1 million related to adjustments for prior year tax matters.

Discontinued operations, net of income taxes. Discontinued operations totaled a loss of $9.3 million for the three months ended March 31, 2007 compared to loss of $0.6 million for the three months ended March 31, 2006. The increase was primarily the result of a $15.4 million ($9.6 million after tax) charge to the provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations, recorded during the first quarter of 2007. Environmental charges for the first quarter of 2007 primarily include an increase in reserves for our environmental issues at our Middleport site.

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

Net Income increased to $45.8 million for the three months ended March 31, 2007 from $37.7 million for the prior period. The increase was primarily due to higher segment operating profit and reduced restructuring and other charges which was partially offset by an increase in the losses from discontinued operations.

Other Financial Data

The following line items from our segment profit and loss information are used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2006 consolidated financial statements on our 2006 10-K).

Corporate expenses were $13.1 million in first quarter of 2007 compared to $11.3 million in the first quarter of 2006. This increase was primarily due to legal costs associated with the aforementioned legal settlement with Solutia.

Other Income (Expense), Net. Other expense increased to $2.0 million in the first quarter of 2007 from expense of $1.3 million in the same period of 2006.

SEGMENT RESULTS – Three months ended March 31, 2007 compared to Three months ended March 31, 2006

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 18 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2006 consolidated financial statements in our 2006 Form 10-K.

Agricultural Products

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2007	2006	$	%
Revenue	$248.3	$206.6	41.7	20.2
Operating Profit	70.8	54.7	16.1	29.4

Sales of $248.3 million increased 20 percent versus the prior year. Sales growth was realized in all geographic regions and product lines, but was particularly strong in Brazil, as we benefited from increased planted acres in cotton and sugar cane and from new product introductions. Sales in Europe increased as a result of stronger early season demand and more normal weather conditions than a year ago and growth in key crops driven by demand for biofuels. Sales growth in North America was driven by new product introductions, stronger early season demand and increased sales into the corn market. In Asia, top line growth was realized as a result of increased sales into rice and sugar cane markets in China and a shift in sales in Indonesia due to more favorable weather conditions than in the fourth quarter of last year. The strong Brazilian Real continues to pressure the cash flow of our Brazilian customers who sell into U.S. dollar priced export markets, resulting in slower payments from these customers and an increase in our allowance for doubtful accounts.

Segment operating profit in the quarter was $70.8 million, up 29 percent versus last year’s quarter due to the higher sales and the benefits of supply chain productivity improvements partially offset by increased spending on growth initiatives.

In 2007, full-year revenue growth of approximately 10 percent is expected as a result of a healthy global agricultural economy, new product introductions, continued label expansions and the benefit of demand growth for biofuels. Full-year segment operating profits are expected to be up 20-25% driven by sales growth and the benefit of our low-cost supply chain strategy, offset in part by increased spending on growth initiatives.

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

Specialty Chemicals

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2007	2006	$	%
Revenue	$166.2	$143.2	23.0	16.1
Operating Profit	35.6	31.5	4.1	13.0

Revenue in Specialty Chemicals was $166.2 million, an increase of 16 percent versus the prior-year quarter driven by strong global demand and higher selling prices in lithium and increased sales across all end use markets in BioPolymer. In BioPolymer, sales into the food ingredients and personal care markets increased significantly versus a year ago. Higher sales were realized across the major products that serve this market, as carrageenan, alginates and microcrystalline cellulose all contributed to the top line growth. Sales of pharmaceutical excipients also increased, particularly in disintegrant and alginate product lines. In lithium, the sales increase was driven largely by continued strong global demand and tight supply conditions for primary lithium compounds. Lithium also experienced good demand growth and increased pricing in the polymer and synthesis markets.

Segment operating profit of $35.6 million increased 13 percent versus the year ago quarter, as a result of strong sales growth, partially offset by less favorable product mix and higher energy and raw material costs.

In 2007, full-year revenue growth of approximately 10 percent is expected, driven by higher volumes and selling prices in both lithium and BioPolymer. Full-year segment operating profits are expected to be up 10-15% driven by sales growth and the benefit of productivity improvements mitigated somewhat by higher energy and raw material costs.

Industrial Chemicals

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2007	2006	$	%
Revenue	$260.6	$245.2	15.4	6.3
Operating Profit	17.5	29.2	(11.7)	(40.1)

Revenue in Industrial Chemicals was $260.6 million, an increase of 6 percent versus the prior-year quarter, driven by higher selling prices and continued volume growth in soda ash.

Segment operating profit of $17.5 million decreased 40 percent versus the year ago quarter as a result of higher energy costs across the segment and lower electricity selling prices in Spain which more than offset higher selling prices and volume growth in soda ash.

In 2007, full-year revenue growth in the low-teens is expected as a result of higher soda ash volumes and selling prices, and volume growth in Foret. Full-year segment operating profits are expected to be level to the prior year as aggregate price and volume benefits are offset by higher energy and raw material costs across the segment and lower electricity selling prices in Spain.

LIQUIDITY AND CAPITAL RESOURCES

Domestic Credit Agreement

We have a $850.0 million, five-year credit agreement (the “Domestic Credit Agreement”), which provides for a $600.0 million revolving credit facility ($250.0 million of which is available for the issuance of letters of credit) and a $250.0 million term loan facility. The initial borrowings under the Domestic Credit Agreement, which is unsecured, were used to prepay all borrowings and terminate the previous $600.0 million senior secured credit agreement. The $250.0 million term loan under the Domestic Credit Agreement was prepaid on December 21, 2005 with proceeds from the European Credit Agreement, as described below. No further borrowings are permitted under this term loan facility.

Obligations under the Domestic Credit Agreement bear interest at a floating rate, which is, at our option, either a base rate or a London InterBank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin is subject to adjustment based on the rating assigned to the revolving credit facility by each of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Corporation (“S&P”). At March 31, 2007, if we had borrowings under our Domestic Credit Agreement, the applicable borrowing rate would have been 6.07%.

European Credit Agreement

In addition to our Domestic Credit Agreement, we have a credit agreement (the “European Credit Agreement”) which provides for an unsecured revolving credit facility in the amount of €220 million. At March 31, 2007, the U.S. dollar-equivalent amount was $293.3 million. Borrowings may be denominated in euros or U.S. dollars. FMC and our Dutch finance subsidiary’s direct parent provide guarantees of amounts due under the European Credit Agreement.

Loans under the European Credit Agreement bear interest at a eurocurrency base rate, which for loans denominated in euros is the Euro Interbank Offered Rate, and for loans denominated in dollars is LIBOR in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the rating assigned to the facility or, if the facility is not rated, to FMC by each of Moody’s and S&P. At March 31, 2007, the applicable margin was 0.4 percent and the applicable all-in borrowing rate was 4.31 percent per annum.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of adjusted earnings to debt) and interest coverage (measured as the ratio of interest expense to adjusted earnings). We were in compliance with all covenants at March 31, 2007.

At March 31, 2007, we had $188.6 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to $196.4 million at December 31, 2006. Available funds under this facility were $104.7 million and $91.7 million at March 31, 2007 and December 31, 2006, respectively.

We had no borrowings under our Domestic Credit Agreement. Letters of credit outstanding under the Domestic Credit Agreement totaled $142.7 million and $144.5 million at March 31, 2007 and December 31, 2006, respectively. As such, available funds under the Domestic Credit Agreement were $457.3 million and $455.5 million at March 31, 2007 and December 31, 2006, respectively.

Cash and cash equivalents, excluding restricted cash, at March 31, 2007 and December 31, 2006 were $49.2 million and $165.5 million, respectively. At March 31, 2007, we had total debt of $617.7 million as compared to $629.7 million at December 31, 2006. This included $515.5 million and $523.5 million of long-term debt (excluding current portions of $12.4 million and $52.5 million) at March 31, 2007 and December 31, 2006, respectively. Short-term debt, which consists solely of foreign borrowings, increased to $89.8 million at March 31, 2007 compared to $53.7 million at December 31, 2006.

Statement of Cash Flows

Cash required by operating activities was $52.3 million for the three months ended March 31, 2007 compared to $16.5 million for the three months ended March 31, 2006. The change in cash required by operating activities reflected an increase in accounts receivable due to higher sales and changes in other operating asset and liability accounts, partially offset by higher earnings.

Cash required by operating activities of discontinued operations was $5.9 million for the first three months of 2007 compared to cash required by $9.0 million for the first three months of 2006. This change was primarily due to reduced discontinued environmental spending in the three months ended March 31, 2007.

Cash required by investing activities was $15.7 million for the three months ended March 31, 2007 compared to $15.5 million for the three months ended March 31, 2006. The change in the first quarter of 2007 was driven primarily by an increase in our capital expenditure spending of approximately $3.3 million, offset by proceeds from return of an investment.

Cash required by financing activities was $43.1 million for the first three months of 2007 compared to cash provided of $18.1 million for the first three months of 2006. This change is due primarily to principal payments on our medium term notes and repurchases of common stock, offset by increases to short-term debt borrowings.

During the first three months of 2007 and 2006, we contributed approximately 1,000 and 76,000 shares of treasury stock to our employee benefit plans having a cost of approximately $0.1 and $4.0 million, respectively, which is considered a non-cash activity.

Commitments and other potential liquidity needs

Our cash needs for 2007 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividends, environmental spending and restructuring. We plan to meet our liquidity needs through cash on-hand, cash generated from operations and borrowings under our $600.0 million Domestic Credit Agreement.

We guarantee the performance by Technologies of a debt instrument outstanding in the principal amount of $2.4 million as of March 31, 2007 and December 31, 2006. We also guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. In addition, we guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of March 31, 2007 these guarantees had maximum potential payments of $7.5 million as compared to $8.2 million as of December 31, 2006.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $16.2 million and $25.6 million at March 31, 2007 and December 31, 2006, respectively, and are recorded on the condensed consolidated balance sheets for each date as guarantees of vendor financing.

We continually evaluate our options for divesting real estate holdings and property, plant and equipment that are no longer integral to any of our core operating businesses.

Projected 2007 spending includes approximately $45.0 million of environmental remediation spending. This spending does not include expected spending of approximately $10 million in 2007, respectively, on capital projects relating to environmental control facilities. Also we expect to spend in the range of approximately $25 million to $26 million annually in 2007 for environmental compliance costs, which we will include as a component of cost of sales in our condensed consolidated statements of operations since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls above the foregoing projections.

On February 16, 2007, our Board of Directors approved a quarterly cash dividend of $0.18 per share. On April 19, 2007, we paid dividends aggregating $6.9 million to our shareholders of record as of March 30, 2007. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of March 31, 2007. In 2007, our Board also announced its plan to increase quarterly dividends by 17 percent, from $0.18 to $0.21 per quarter, commencing with the next quarterly dividend, expected to be paid in July 2007.

On April 24, 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over the next two years. The new $250 million share repurchase program replaces the $150 million program authorized in February 2006, under which approximately 1.7 million shares were repurchased at a cost of $110 million as of March 31, 2007.

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

On October 14, 2003, Solutia, our joint venture partner in Astaris, filed a lawsuit against us with the Circuit Court of St. Louis County, Missouri claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris and also failed to disclose the information we had about the PPA technology. Solutia dismissed this Missouri lawsuit in February 2004, after it had filed a virtually identical lawsuit in the U.S. Bankruptcy Court in the Southern District of New York. Solutia had filed for Chapter 11 bankruptcy protection in that same court on December 17, 2003. Our motion to remove the lawsuit from Bankruptcy Court was granted on June 18, 2004, and the matter proceeded in U.S. District Court for the Southern District of New York. On March 29, 2005, the court dismissed certain of the claims relating to the alleged failure of the PPA technology for lack of standing on the part of Solutia. Prior to the trial in this matter, which was scheduled to commence on April 2, 2007, the parties agreed to settle all claims relating to the litigation in return for a payment of $22.5 million by FMC. The settlement was approved by the Bankruptcy Court on May 1, 2007. There is a ten day period for appeals. This amount has been reflected in “Restructuring and other charges” in our condensed consolidated statements of operations for the three months ended March 31, 2007. See Note 9 and 17 to our condensed consolidated financial statements for further detail.

On January 28, 2005 we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission has imposed a fine on us in the amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of U.S. $30.0 million in our consolidated statements of income. This expense was included as a component of “Restructuring and other charges”. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a variable rate, which as of March 31, 2007, was 4.1 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At March 31, 2007, the amount of the letter of credit was €26.0 million (U.S. $34.7 million).

We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. In February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal Law provides that persons who have been injured by violations of federal anti-trust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class in January 2007. The defendants have appealed the certification. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada.

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

We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Based on information currently available and established reserves the ultimate resolution of our known contingencies, including the matters described in Note 17 to our condensed consolidated financial statements, is not expected to have a material adverse effect on our consolidated financial position or liquidity. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

At March 31, 2007, our net financial instrument position was a net liability of $15.2 million compared to a net liability of $24.8 million at December 31, 2006. The change in the net financial instrument position was due to lower unrealized losses in our commodity portfolio partially offset by higher unrealized losses in our foreign exchange portfolio.

Commodity Price Risk

Energy costs are approximately 12 percent of our cost of sales and services and are well balanced among coal, electricity, natural gas, and to a lesser extent, oil. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas and oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2007 and December 31, 2006, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease of the net liability position of $15.5 million and $13.6 million at March 31, 2007 and December 31, 2006, respectively. A 10 percent decrease in energy market prices would have resulted in an increase in the net liability position of $15.5 million and $13.6 million at March 31, 2007 and December 31, 2006, respectively.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2007 and December 31, 2006, with all other variables (including interest rates) held constant. A 10 percent strengthening of the hedged currencies versus our functional currencies would have resulted in an increase of $22.4 million in the net liability position and a decrease of $19.4 million in the net asset position at March 31, 2007, and December 31, 2006, respectively. As a result, at December 31, 2006, the net asset position would have become a net liability position. A 10 percent weakening of the hedged currencies versus our functional currencies would have resulted in a decrease of $20.6 million in the net liability position and an increase of $17.9 million in the net asset position at March 31, 2007, and December 31, 2006, respectively. As a result, at March 31, 2007, the net liability position would have become a net asset position.

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements. As of March 31, 2007, we had no agreements in place.

Our debt portfolio, at March 31, 2007, is composed of 48 percent fixed-rate debt and 52 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of foreign bank borrowings, variable-rate industrial and pollution control revenue bonds, and borrowings under our European Credit Agreement. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate instruments in our debt portfolio at March 31, 2007, a one percentage point increase or decrease in interest rates then in effect would have increased or decreased interest expense for the first three months of the year by $0.8 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2007. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of March 31, 2007, and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2007 and 2006 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended (not presented herein) and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania
May 8, 2007

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There has been no material change in the significant legal proceedings from the information reported in Part I, Item 3 of our 2006 10-K. See Note 17 to our condensed consolidated financial statements included in this Form 10-Q.

Item 1A.	Risk Factors

There have no material changes to the risk factors reported in the Part I, Item 1A of our 2006 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES

Period	Total Number of shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Total Dollars Purchased under the Program	Maximum Dollar Value of shares that May Yet be Purchased Under the Program
January 1-31, 2007	—	$—	—	$—	$59,990,449
February 1-28, 2007	134,130	75.84	106,200	8,025,415	51,965,034
March 1-31, 2007	162,023	73.91	162,011	11,974,523	39,990,511

Total	296,153	$74.79	268,211	$19,999,938	$39,990,511

On April 24, 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. The new $250 million share repurchase program replaces the $150 million program authorized in February 2006 under which approximately 1.7 million shares have been repurchased at a cost of $110 million, including $20.0 million of repurchases in the quarter ended March 31, 2007.

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

FOR THE QUARTER ENDED MARCH 31, 2007

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

Date: May 8, 2007