Form 10-Q
period 2007-06-30
FMC CORP
filed 2007-08-03
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

LARGE ACCELERATED FILER   ☒    ACCELERATED FILER  ☐    NON-ACCELERATED FILER   ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at June 30, 2007
Common Stock, par value $0.10 per share	38,043,834

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(in Millions, Except Per Share Data)	(unaudited)		(unaudited)
Revenue	$657.9	$592.3	$1,332.0	$1,186.4

Costs and Expenses
Costs of sales and services	447.9	407.9	911.2	808.3
Selling, general and administrative expenses	77.9	70.5	155.3	138.0
Research and development expenses	23.7	22.6	46.9	44.6
In-process research and development	—	2.0	1.0	2.0
Restructuring and other charges	92.7	35.7	117.0	66.8

Total costs and expenses	642.2	538.7	1,231.4	1,059.7

Income from continuing operations before equity in (earnings) of affiliates, minority interests, interest expense, net, and income taxes	15.7	53.6	100.6	126.7
Equity in (earnings) of affiliates	(1.9)	(0.7)	(2.7)	(1.3)
Minority interests	1.3	2.5	3.2	4.5
Interest expense, net	10.0	9.2	18.4	17.6

Income from continuing operations before income taxes	6.3	42.6	81.7	105.9
Provision (benefit) for income taxes	(8.0)	7.3	12.3	32.3

Income from continuing operations	14.3	35.3	69.4	73.6
Discontinued operations, net of income taxes	(5.7)	11.0	(15.0)	10.4

Net income	$8.6	$46.3	$54.4	$84.0

Basic earnings per common share:
Continuing operations	$0.38	$0.91	$1.83	$1.91
Discontinued operations	(0.15)	0.29	(0.39)	0.27

Net income	$0.23	$1.20	$1.44	$2.18

Diluted earnings per common share:
Continuing operations	$0.37	$0.88	$1.78	$1.85
Discontinued operations	(0.15)	0.28	(0.39)	0.26

Net income	$0.22	$1.16	$1.39	$2.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
(in Millions, Except Share and Par Value Data)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$63.2	$165.5
Trade receivables, net of allowance of $18.5 at June 30, 2007 and $13.5 at December 31, 2006	683.2	537.9
Inventories	230.1	219.4
Prepaid and other current assets	101.4	91.3
Deferred income taxes	71.7	53.7

Total current assets	1,149.6	1,067.8
Investments	21.2	22.1
Property, plant and equipment, net	946.9	1,025.1
Goodwill	168.0	163.6
Other assets	132.2	125.6
Deferred income taxes	312.1	330.8

Total assets	$2,730.0	$2,735.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$68.8	$53.7
Current portion of long-term debt	89.9	52.5
Accounts payable, trade and other	289.1	301.4
Accrued and other liabilities	262.9	228.5
Guarantees of vendor financing	14.1	25.6
Accrued pensions and other postretirement benefits, current	7.5	7.5
Income taxes	—	33.3

Total current liabilities	732.3	702.5
Long-term debt, less current portion	440.2	523.5
Accrued pension and other postretirement benefits, long-term	111.0	132.9
Environmental liabilities, continuing and discontinued	165.8	157.8
Reserve for discontinued operations	37.0	36.3
Other long-term liabilities	150.7	103.5
Minority interests in consolidated companies	58.0	59.0
Commitments and contingent liabilities (Note 17)
Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2007 or 2006	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2007 and 2006; 46,495,948 issued shares at June 30, 2007 and December 31, 2006, respectively	4.6	4.6
Capital in excess of par value of common stock	414.4	431.0
Retained earnings	1,203.1	1,166.4
Accumulated other comprehensive loss	(39.0)	(57.1)
Treasury stock, common, at cost: 8,452,114 shares at June 30, 2007 and 8,178,419 shares at December 31, 2006	(548.1)	(525.4)

Total stockholders’ equity	1,035.0	1,019.5

Total liabilities and stockholders’ equity	$2,730.0	$2,735.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net Income	$54.4	$84.0
Discontinued operations	15.0	(10.4)
Income from continuing operations	$69.4	$73.6
Adjustments from income from continuing operations to cash (required) provided by operating activities of continuing operations:
Depreciation and amortization	68.4	65.6
Equity in (earnings) of affiliates	(2.7)	(1.3)
Restructuring and other charges	117.0	66.8
In-process research and development	1.0	2.0
Deferred income taxes	8.7	26.1
Minority interests	3.2	4.5
Other	10.5	7.6
Changes in operating assets and liabilities:
Trade receivables, net	(141.2)	(98.5)
Guarantees of vendor financing	(11.5)	(7.2)
Inventories	(7.8)	24.7
Other current assets and other assets	(18.0)	(23.2)
Accounts payable	(16.6)	(54.7)
Accrued and other current liabilities and other liabilities	(1.8)	15.7
Income taxes	4.7	12.1
Accrued pension and other postretirement benefits, net	(25.9)	(24.7)
Environmental spending, continuing	(1.9)	(2.0)
Restructuring and other spending	(2.9)	(6.5)

Cash provided by operating activities	52.6	80.6

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued	(8.4)	(12.8)
Proceeds from sale of formerly environmentally impaired property	—	25.3
Payments of other discontinued reserves	(8.5)	(7.4)

Cash provided (required) by operating activities of discontinued operations	(16.9)	5.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30,
	2007	2006
(in Millions)	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(44.6)	$(45.9)
In-process research and development expenditure	(1.0)	—
Proceeds from disposal of property, plant and equipment	0.8	3.1
Proceeds from sales and returns of investment and assets held for sale	4.4	10.3

Cash (required) by investing activities	(40.4)	(32.5)

Cash provided (required) by financing activities:
Increase (decrease) in other short-term debt	14.8	(14.4)
Net borrowing (repayments) under committed credit facilities	15.0	—
Repayment of long-term debt	(66.0)	(42.4)
Distributions to minority partners	(4.5)	(2.9)
Issuances of common stock, net	10.0	29.8
Dividends paid	(13.8)	(7.0)
Repurchases of common stock	(54.5)	(20.8)

Cash (required) by financing activities	(99.0)	(57.7)

Effect of exchange rate changes on cash and cash equivalents	1.4	1.9

(Decrease) in cash and cash equivalents	(102.3)	(2.6)
Cash and cash equivalents, beginning of period	165.5	206.4

Cash and cash equivalents, end of period	$63.2	$203.8

Supplemental disclosure of cash flow information: Cash paid for interest was $21.9 million and $22.4 million, and income taxes paid, net of refunds were $6.7 million net payments and $5.9 million net refunds for the six months ended June 30, 2007 and 2006, respectively. In the first six months of 2007 and 2006, we contributed approximately 1,000 and 132,000 shares of treasury stock to our employee benefit plans having a cost of $0.1 million and $8.1 million, respectively, which is considered a non-cash activity.

We declared dividends aggregating $14.9 million to our shareholders of record during the first six months of 2007, and $8.0 million of this amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of June 30, 2007.

On January 1, 2007, we reclassified approximately $39 million of “Income taxes” to “Other long-term liabilities” on our condensed consolidated balance sheet in connection with the adoption of FASB Interpretation No. 48.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the six months ended June 30, 2007 and 2006, and our financial position as of June 30, 2007. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet as of June 30, 2007 and the related condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, and condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.

Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006 (the “2006 10-K”).

Reclassifications and Adjustments

Since the filing of our Form 10-Q for the quarterly period ended March 31, 2007, we determined that $5.4 million of additional liability for unrecognized tax benefits should have been recognized at the date of adoption of FIN 48. Our disclosures, as discussed in Note 16 to these condensed consolidated financial statements, reflect this adjustment. We believe that the effect of this adjustment, which was recorded as a decrease to our January 1, 2007 balance of retained earnings, is not material to our condensed consolidated balance sheets for any prior period.

Note 2: Recently Issued and Adopted Accounting Pronouncements

New accounting standards

SFAS No. 159

In February of 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. Statement 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. We are required to adopt this Statement starting in 2008 and are currently evaluating the effect that this Statement will have on our condensed consolidated financial statements.

SFAS No. 158

On December 31, 2006, we adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132”. See Note 13 to our 2006 consolidated financial statements in our 2006 Form 10-K for further discussion of our adoption of this accounting standard. Effective December 31, 2008, SFAS No. 158 also requires us to measure plan assets and benefit obligations as of the date of our fiscal year end. We do not believe that the adoption of this portion of SFAS No. 158 related to the measurement of plan assets and benefit obligations will have a material impact on our condensed consolidated financial statements.

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

EITF No. 06-3

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)”. The scope of this consensus includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to sales, use, value added and some excise taxes. Additionally, this issue seeks to address how a company should address the disclosure of such items in interim and annual financial statements, either gross or net pursuant to APB Opinion No. 22 “Disclosure of Accounting Policies”. We adopted this statement on January 1, 2007. We record all taxes collected from customers to be remitted to governmental authorities on a net basis in our condensed consolidated statements of operations. Accordingly, the adoption of EITF 06-3 did not have an effect on our condensed consolidated financial statements.

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

Note 3: Goodwill and Intangible Assets

Goodwill at June 30, 2007 and December 31, 2006 was $168.0 million and $163.6 million, respectively. The majority of goodwill is attributed to an acquisition in the Specialty Chemicals segment. There are no other material indefinite life intangibles, other than goodwill related to this acquisition. The change in goodwill from December 31, 2006 to June 30, 2007 was due to the effect of foreign currency translation on the Euro.

Our definite life intangibles totaled $11.9 million and $12.9 million at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, these definite life intangibles were allocated among our business segments as follows: $9.6 million in Agricultural Products, $0.4 million in Specialty Chemicals and $1.9 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, access rights, industry licenses and other intangibles. Amortization was not significant in the periods presented.

Note 4: Financial Instruments and Risk Management

The portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to our outstanding cash flow hedges which were recorded to earnings during the three and six months ended June 30, 2007, was $0.2 million and was immaterial for the three and six months ended June 30, 2006.

At June 30, 2007, the net deferred hedging loss in accumulated other comprehensive loss was $8.5 million compared to a net loss of $15.7 million at December 31, 2006. Approximately $8.7 million of net losses are expected to be recognized in earnings during the twelve months ending June 30, 2008, as the underlying hedged transactions are realized, and net gains of $0.2 million are expected to be recognized at various times subsequent to June 30, 2008 and continuing through December 31, 2008.

Note 5: Inventories

Inventories consisted of the following:

	June 30, 2007	December 31, 2006

	(in Millions)
Finished goods and work in process	$157.0	$154.2
Raw materials	73.1	65.2

Net inventory	$230.1	$219.4

Note 6: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2007	December 31, 2006

	(in Millions)
Property, plant and equipment	$2,816.7	$2,968.5
Accumulated depreciation	1,869.8	1,943.4

Property, plant and equipment, net	$946.9	$1,025.1

As of June 30, 2007, the balance of our asset retirement obligations was $12.6 million. This amount increased approximately $6.3 million from December 31, 2006. This increase was primarily associated with our decision in the second quarter of 2007 to phase out operations at our Baltimore facility. As a result of this decision, the estimated settlement dates associated with asset retirement obligations at the Baltimore facility were accelerated, resulting in an increase to the liability and an increase to capitalized asset retirement costs. The capitalized asset retirement cost will be depreciated on an accelerated basis over the remaining time we plan to operate the Baltimore facility. We plan to operate the Baltimore facility through the end of the first quarter of 2008. See Note 8 for further details on the Baltimore phase out. A more complete description of our asset retirement obligations can be found in Note 2 to our 2006 consolidated financial statements on our Form 10-K.

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

Note 7: In-process Research and Development

In the second quarter of 2006, our Agricultural Products segment entered into agreements in which we were granted an initial right to further develop a third party's proprietary fungicide in certain geographic markets. Under those agreements, we paid $2.0 million and recorded the amount as a charge to “In-process research and development” in the condensed consolidated statement of operations for the three and six months ended June 30, 2006.

In the first quarter of 2007, our Agricultural Products segment acquired further rights from this third-party company to develop their proprietary fungicide. In acquiring those further rights, we paid an additional $1.0 million and have recorded this amount as a charge to “In-process research and development” in the condensed consolidated statement of operations for the six months ended June 30, 2007.

This product is subject to EPA and other regulatory approvals which are needed to allow us to sell and market the product in the exclusive territories.

Note 8: Restructuring and Other Charges

Six Months Ended June 30, 2007

Baltimore Phase Out

On June 15, 2007, we made the decision to phase out operations of our Baltimore, Maryland facility in our Agricultural Products segment by March 2008. Our decision is consistent with our strategy to maintain globally cost-competitive manufacturing positions by sourcing raw materials, intermediates and finished products in lower-cost manufacturing locations.

We recorded charges totaling $75.2 million during the three and six months ended June 30, 2007 which consisted of (i) plant and equipment impairment charges of approximately $71.0 million, and (ii) severance and employee benefits of $4.2 million. The plant and equipment impairment charges were primarily the result of the abandonment of a significant amount of assets at this facility before the end of their previously estimated useful life. We also expect to incur restructuring and other charges of approximately $50 to $60 million over the next four quarters primarily representing additional charges associated with fixed assets to be abandoned.

Abandonment of Foret Co-Generation Facility

During the second quarter of 2007, we committed to the abandonment of a co-generation facility at Foret and recorded a charge of $7.9 million. This facility, which is part of our Industrial Chemicals segment, produced electric power and thermal energy by co-generation for use at one of Foret's production properties. Historically, excess electricity produced from this facility was sold into the Spanish market. We own 75% of this co-generation facility and have recorded minority interest associated with this charge of $1.4 million as part of "Minority interests" in the condensed consolidated statements of operations for the three and six months ended June 30, 2007.

Solutia Legal Settlement

We reached an agreement to settle all claims relating to this litigation in return for our payment of $22.5 million. This litigation is associated with our Industrial Chemicals business. This amount has been reflected in “Restructuring and other charges” in our condensed consolidated statements of operations for the six months ended June 30, 2007. See Note 17 for further details on this matter.

Other Items

We recorded $1.3 million of charges related to an agreement to settle state court cases alleging violations of antitrust law involving our microcrystalline cellulose product (“MCC”) in our Specialty Chemicals Business. See the following disclosure under the “Six months ended June 30, 2006” caption and Note 17 for further details regarding MCC legal settlement.

Additional restructuring and other charges for the six months ended June 30, 2007 also included $2.3 million of severance costs, $1.1 million of asset abandonment charges, and $1.5 million of other charges primarily in our Industrial Chemicals segment. We also recorded $5.2 million relating to continuing environmental sites as a Corporate charge.

Restructuring spending, net of recoveries, during the six months ended June 30, 2007 was primarily severance payments for previously announced workforce reductions. The increase to reserves in 2007 is primarily a result of the Baltimore phase out discussed above. The following table shows a rollforward of restructuring and other reserves for the first six months of 2007 and the related spending and other changes:

(in Millions)	Total (1)
Balance at 12/31/2006	$3.7
Increase in reserves	7.4
Cash payments	(2.9)

Balance at 6/30/2007 (2)	$8.2

(1)	Primarily severance costs and certain asset retirement obligations related to workforce reductions and facility shutdowns. The impairment charges noted above impacted our property, plant and equipment balances and are not included in the above table. The Solutia legal settlement noted above was paid by us in the second quarter of 2007 and is not included in the above table. Additionally, the European Commission fine that we accrued during the six months ended June 30, 2006 is included as a component of the “Other long-term liabilities” balance in our condensed consolidated balance sheets and is not included in the above table.
(2)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.

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

MCC Legal Settlement

In July of 2006, we reached an agreement in principle to settle a federal class action lawsuit alleging violations of antitrust laws involving our MCC product in our Specialty Chemicals business in the amount of $25.0 million. This amount has been reflected in restructuring and other charges in our condensed consolidated statement of operations for the three and six months ended June 30, 2006. See Note 17 for further details on this matter.

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

Note 9: Debt

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	June 30, 2007	December 31, 2006
Short-term debt	$68.8	$53.7
Current portion of long-term debt	89.9	52.5

Total debt maturing within one year	$158.7	$106.2

Short-term debt consisted of foreign credit lines at June 30, 2007 and December 31, 2006. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Long-term debt:

Long-term debt consists of the following:

	June 30, 2007		6/30/2007	12/31/2006
(in Millions)	Interest Rate Percentage	Maturity Date
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	3.79 –7.05	2007–2035	$216.5	$216.7
Debentures (less unamortized discounts of $0.1 million and $0.1 million, respectively)	7.75	2011	45.4	45.4
Medium-term notes (less unamortized discounts of $0.1 million at 12/31/06)	7.00	2008	77.4	117.4
European Credit Agreement	4.51	2010	175.8	196.4
Domestic Credit Agreement	8.25	2010	15.0	—
Other	—	—	—	0.1

Total debt			530.1	576.0
Less: debt maturing within one year			89.9	52.5

Total long-term debt			$440.2	$523.5

At June 30, 2007, we had $ 175.8 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to $196.4 million at December 31, 2006. Available funds under this facility were $120.4 million and $91.7 million at June 30, 2007 and December 31, 2006, respectively.

At June 30, 2007, we had $15.0 million in revolving credit facility borrowings under our Domestic Credit Agreement, compared to no borrowings at December 31, 2006. Letters of credit outstanding under the Domestic Credit Agreement totaled $144.2 million and $144.5 million at June 30, 2007 and December 31, 2006, respectively. As such, available funds under the Domestic Credit Agreement were $440.8 million and $455.5 million at June 30, 2007 and December 31, 2006, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at June 30, 2007.

A more complete description of our credit agreements are included in Note 11 to our 2006 consolidated financial statements in our Form 10-K.

Note 10: Discontinued Operations

Our results of discontinued operations comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2007	2006	2007	2006
Income/(Expense)
Income from sale of real estate property in San Jose (net of income tax expense of $9.9 million)	$—	$14.2	$—	$14.2

Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously reserved discontinued operations (net of income tax expense/(benefit)) of $0.2 million and $0.3 million and $(0.1) million and $(0.1) million for the three and six months ended June 30, 2007 and 2006, respectively)	0.4	(0.1)	0.7	(0.1)

Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations (net of income tax benefit of $3.8 million and $9.6 million and $2.0 million and $2.3 million for the three and six months ended June 30, 2007 and 2006, respectively)	(6.1)	(3.1)	(15.7)	(3.7)

Discontinued operations, net of income taxes	$(5.7)	$11.0	$(15.0)	$10.4

2007

During the first six months of 2007, we recorded a $25.2 million ($15.7 million after-tax) charge to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $15.9 million ($9.9 million after-tax) related primarily to a provision to increase our reserves for environmental issues at our Middleport and Modesto sites. We also recorded increases to legal reserves and expenses in the amount of $9.3 million ($5.8 million after tax). (See a rollforward of our environmental reserves in Note 11.)

At June 30, 2007 and December 31, 2006, substantially all other discontinued operations reserves recorded on our condensed consolidated balance sheets were related to other post-retirement benefit liabilities, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 2001.

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

On May 24, 2006, we completed the sale of 23 acres of land located in San Jose, California to the City of San Jose for $25.3 million. This sale resulted in income of $24.1 million ($14.2 million after tax). This sale completed the sale of land that was formerly used by FMC's defense business, which was divested in 1997. We sold an adjacent 52 acres to the City of San Jose in February 2005 for $56.1 million.

Note 11: Environmental Obligations

We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $197.0 million and $189.6 million, excluding recoveries, have been provided at June 30, 2007 and December 31, 2006, respectively.

At June 30, 2007 and December 31, 2006, expected recoveries were $33.6 million and $37.0 million, respectively, with the majority at each date relating to existing contractual arrangements with U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” balance totaling $19.0 million and $22.4 million at June 30, 2007 and December 31, 2006, or as “Other assets” totaling $14.6 million at both June 30, 2007 and December 31, 2006, respectively, in the condensed consolidated balance sheets. Cash recoveries recorded as realized claims against third parties were $3.4 million in the first six months of 2007. Total cash recoveries recorded for the year ended December 31, 2006 were $3.6 million.

The long-term portions of environmental reserves, net of recoveries, totaling $165.8 million and $157.8 million at June 30, 2007 and December 31, 2006, respectively, are included in “Environmental liabilities, continuing and discontinued”. The short-term portion of continuing obligations is recorded as “Accrued and other liabilities”.

We have estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $70 million at June 30, 2007. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. However, we believe any such liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition and may be satisfied over the next twenty years or longer.

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2006 to June 30, 2007:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2006	$167.2

Provision (see Notes 8 and 10)	21.1
Spending, net of recoveries	(10.3)

Net Change	10.8

Total environmental reserves, net of recoveries at June 30, 2007	$178.0

Environmental reserves, current, net of recoveries (1)	$12.2
Environmental reserves, long-term continuing and discontinued, net of recoveries	165.8

Total environmental reserves, net of recoveries at June 30, 2007	$178.0

(1)	“Current” includes only those reserves related to continuing operations.

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

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share (“Diluted EPS”) consider the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were no excluded potential common shares from Diluted EPS for the three and six months ended June 30, 2007. There were no potential common shares excluded from Diluted EPS for the three months ended June 30, 2006. There were approximately 199,000 potential common shares excluded from Diluted EPS for the six months ended June 30, 2006.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions Except Share and Per Share Data)	2007	2006	2007	2006
Earnings (loss):
Income from continuing operations	$14.3	$35.3	$69.4	$73.6
Discontinued operations, net of income taxes	(5.7)	11.0	(15.0)	10.4

Net income	$8.6	$46.3	$54.4	$84.0

Basic earnings (loss) per common share
Continuing operations	$0.38	$0.91	$1.83	$1.91
Discontinued operations	(0.15)	0.29	(0.39)	0.27

Net income	$0.23	$1.20	$1.44	$2.18

Diluted earnings (loss) per common share
Continuing operations	$0.37	$0.88	$1.78	$1.85
Discontinued operations	(0.15)	0.28	(0.39)	0.26

Net income	$0.22	$1.16	$1.39	$2.11

Shares (in thousands):
Weighted average number of shares of common stock outstanding	37,858	38,660	37,895	38,484
Weighted average additional shares assuming dilution	1,019	1,232	1,107	1,272

Shares – diluted basis	38,877	39,892	39,002	39,756

Note 13: Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income for the three and six months ended June 30, 2007 and 2006 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2007	2006	2007	2006
Net income	$8.6	$46.3	$54.4	$84.0
Other comprehensive income (loss):
Foreign currency translation adjustment	4.4	12.3	10.0	16.4
Net deferral of hedging gains/(losses)	0.6	(6.0)	7.1	(19.4)
Net realized actuarial gains/(losses) and prior service (cost) credits	0.7	—	1.0	—

Comprehensive income	$14.3	$52.6	$72.5	$81.0

Note 14: Stockholders’ Equity

Dividends and Share Repurchases

In 2006, the Board of Directors approved the initiation of a quarterly cash dividend of $0.18 per share. In April 2007, the Board announced its plan to increase the quarterly dividend by 17 percent from $0.18 to $0.21 per share commencing with the dividend paid in July 2007. We declared dividends aggregating $14.9 million to our shareholders of record during the first six months of 2007, and $8.0 million of this amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of June 30, 2007.

In 2006, the Board also authorized the repurchase of up to $150 million of our common stock. In April 2007, a new $250 million authorization was announced replacing the original $150 million program. Although the new repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect the program will be accomplished over the next 2 years. During the six months ended June 30, 2007, we repurchased 621,087 of our shares at an aggregate cost of approximately $50 million, including 268,211 shares for approximately $20 million under the old program and 352,876 shares for approximately $30 million under the new program. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans.

Note 15: Pensions and Other Postretirement Benefits

The following table summarizes the components of net annual benefit cost (income) for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,				Six Months Ended June 30,
	Pensions		Other Benefits		Pensions		Other Benefits
(in Millions)	2007	2006	2007	2006	2007	2006	2007	2006
Components of net annual benefit cost:
Service cost	$5.0	$4.4	$0.1	$0.1	$9.9	$8.8	$0.1	$0.2
Interest cost	14.2	13.3	0.7	0.7	28.3	26.6	1.4	1.4
Expected return on plan assets	(17.8)	(16.2)	—	—	(35.5)	(32.4)	—	—
Amortization of prior service cost	0.4	0.5	(0.3)	(0.3)	0.8	1.0	(0.6)	(0.6)
Recognized net actuarial (gain) loss	1.2	1.3	(0.2)	(0.2)	2.4	2.6	(0.4)	(0.4)

Net periodic benefit cost from continuing operations	$3.0	$3.3	$0.3	$0.3	$5.9	$6.6	$0.5	$0.6

We made voluntary cash contributions to our U.S. defined benefit pension plan of $20.0 million and $19.9 million in the six months ended June 30, 2007 and 2006. We expect that our total voluntary cash contributions to the plan for 2007 will be approximately $30 million.

Note 16: Income Taxes

FASB Interpretation No. 48

FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. We adopted this Interpretation on January 1, 2007. As a result of the implementation of FIN 48, we recognized a net increase in our liability for unrecognized tax benefits which was accounted for as a $2.8 million decrease to the January 1, 2007 balance of retained earnings (see Note 1). After adoption of FIN 48, the liability for unrecognized tax benefits was $43.1 million as of January 1, 2007. As of the date of adoption, we reasonably expected charges against the liability for unrecognized tax benefits of approximately $3 to 4 million within the next 12 months on account of settlements of tax audits. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $43.1 million.

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

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the condensed consolidated financial statements. Included in the $43.1 million liability for unrecognized tax benefits as of January 1, 2007 is $0.2 million associated with interest and penalties.

Since the date of adoption, the liability for unrecognized tax benefits has decreased by approximately $0.9 million to a balance of $42.2 million as of June 30, 2007. During the six months ended June 30, 2007, we recognized no additional amounts for interest and penalties. We reasonably expect reductions in the liability for unrecognized tax benefits of up to $1 million within the next 12 months on account of expirations of statutes of limitations. The $42.2 million liability at June 30, 2007 is recorded in “Other long-term liabilities” in our condensed consolidated balance sheets.

Note 17: Guarantees, Commitments, and Contingencies

We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

Guarantees

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2007:

(in Millions)	June 30, 2007
Guarantees:
—FMC Technologies, Inc. performance guarantees	$2.4
—Guarantees of vendor financing	14.1
—Foreign equity method investment debt guarantees	6.4

Total	$22.9

Other Commitments

We guarantee the performance by FMC Technologies, Inc (“Technologies”) of a debt instrument outstanding in the principal amount of $2.4 million as of June 30, 2007 and December 31, 2006.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $14.1 million and $25.6 million at June 30, 2007 and December 31, 2006, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of June 30, 2007, these guarantees had maximum potential payments of $6.4 million, compared to $8.2 million at December 31, 2006.

Contingencies

In 2003, Solutia, our joint venture partner in Astaris, filed a lawsuit against us, which ultimately proceeded in U.S. District Court for the Southern District of New York, claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris and also failed to disclose the information we had about the PPA technology. On April 2, 2007, the parties agreed to settle all claims relating to the litigation in return for a payment of $22.5 million by FMC. The settlement was approved by the U.S. Bankruptcy Court in the Southern District of New York (where Solutia had filed for Chapter 11 bankruptcy protection in 2003) on May 1, 2007 without any appeal having been taken. This amount has been reflected in “Restructuring and other charges” in our condensed consolidated statements of operations for the six months ended June 30, 2007. See Note 8 for further details on this matter.

On January 28, 2005 we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission has imposed a fine on us in the amount of €25 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of U.S. $30 million in our condensed consolidated statements of operations for the six months ended June 30, 2006. This expense was included as a component of “Restructuring and other charges”. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a variable rate, which as of June 30, 2007, was 4.1 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At June 30, 2007, the amount of the letter of credit was €26 million (U.S. $35 million).

We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. Further, in February 2005 putative class action complaints were filed by both direct and indirect purchasers against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal Law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class of direct purchasers in January 2007. The producer-defendants have appealed the certification of the direct purchaser class to the U.S. Court of Appeals for the Third Circuit. While the class certification appeal is pending, discovery is proceeding in the U.S. District Court. A trial in the federal cases will not occur until late 2008. In early summer 2007, co-defendant Degussa agreed to a settlement with direct purchasers in the federal cases in an amount of $22 million; that settlement is still subject to class notification and final court approval. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada.

Another antitrust class action previously brought in Federal Court in the Eastern District of Pennsylvania alleging violations of antitrust laws involving our microcrystalline cellulose product was settled for $25.0 million, the same amount paid by our co-defendant Asahi Kasei Corporation. This amount has been reflected in “Restructuring and other charges” in our condensed consolidated statements of operations for the three and six months ended June 30, 2006. The Court approved this settlement in November 2006. The claims of plaintiffs who opted out of the class settlement were also settled late in 2006 for $0.7 million. The parties have also reached an agreement to settle a related state court case pending in California, for a total of $2.5 million, with the Company and Asahi Kasei each contributing $1.25 million. This amount has been reflected as a component of “Restructuring and other charges” for the three and six months ended June 30, 2007. This settlement is subject to the California state court’s approval. A second related state court case remains pending in Tennessee.

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

Note 18: Segment Information

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue
Agricultural Products	$219.2	$184.4	$467.5	$391.0
Specialty Chemicals	167.5	156.6	333.7	299.8
Industrial Chemicals	272.2	252.3	532.7	497.5
Eliminations	(1.0)	(1.0)	(1.9)	(1.9)

Total	$657.9	$592.3	$1,332.0	$1,186.4

Income (loss) from continuing operations before income taxes
Agricultural Products	$65.1	$44.5	$135.9	$99.2
Specialty Chemicals	39.5	35.9	75.1	67.3
Industrial Chemicals	21.5	24.9	39.1	54.2
Eliminations	0.1	—	(0.1)	—

Segment operating profit	126.2	105.3	250.0	220.7
Corporate	(14.3)	(11.2)	(27.5)	(22.5)
Other income (expense), net	(4.3)	(4.6)	(6.2)	(5.9)

Operating profit before the items listed below	107.6	89.5	216.3	192.3
Restructuring and other charges (1)	(91.3)	(35.7)	(115.2)	(66.8)
In-process research and development (2)	—	(2.0)	(1.0)	(2.0)
Interest expense, net	(10.0)	(9.2)	(18.4)	(17.6)

Total	$6.3	$42.6	$81.7	$105.9

(1)	See Note 8 for details of restructuring and other charges. Restructuring and other charges for the six months ended June 30, 2007 also includes a gain of $0.4 million representing the difference between the carrying value of our remaining investment in the Astaris joint venture and cash received from the joint venture which represented a return on our investment. After this cash receipt, our investment in the Astaris joint venture is $0 at June 30, 2007. This gain is included in “Equity in (earnings) of affiliates” in the condensed consolidated statement of operations for the six months ended June 30, 2007. In 2005, Astaris sold substantially all of the assets of its businesses and the buyers also assumed substantially all of the liabilities of Astaris as well.

Additionally, this amount includes minority interest of $1.4 million associated with our decision to abandon a co-generation facility at Foret during the second quarter of 2007. This amount is shown in “Minority interest” on the condensed consolidated statements of operations for the three and six months ended June 30, 2007.

(2)	See Note 7 for details on this item.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We further caution that the list of risk factors in Item1A in Part 1 of the 2006 10-K may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

•	Environmental obligations

•	Impairment and valuation of long-lived assets

•	Pensions and other postretirement benefits

•	Income taxes

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

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note 2 to our condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting standards and other new accounting standards.

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

We had good performance across most of our business segments for the three and six months ended June 30, 2007. Consolidated revenue increased 11 percent for the three months ended June 30, 2007, and increased 12 percent for the six months ended June 30, 2007 compared to the prior respective periods. Segment operating profit also increased 19.8 percent for the three months ended June 30, 2007 and increased 13.2 percent for the six months ended June 30, 2007 also compared to the prior respective periods. We continue to be impacted by higher energy costs, particularly in our Spanish operations, as well as higher raw material costs. Included in our net income were various restructuring and other income and charges which are described in more detail below under “Results of operations”. Our segment results for the three and six months ended June 30, 2007 were impacted by the following:

•

Agricultural Products segment operating profits increased significantly due to higher sales, particularly in Brazil, as a result of increased planted acres in sugar cane, corn and cotton, and in Europe, due to increased demand for biofuel crops, as well as continued supply chain productivity improvements.

•	Specialty Chemicals segment operating profits increased as a result of higher selling prices in lithium, broad sales growth in BioPolymer and the benefit of continued productivity improvements.

•

Industrial Chemicals segment operating profits were unfavorably impacted by higher energy costs across its businesses and lower electricity selling prices in Spain, which more than offset higher selling prices and export volume growth in soda ash.

In February 2006, the Board of Directors approved the initiation of a quarterly cash dividend of $0.18 per share. In April 2007, the Board announced its plan to increase the quarterly dividend by 17 percent from $0.18 to $0.21 per share commencing with the dividend paid in July 2007. We declared dividends aggregating $14.9 million to our shareholders of record during the first six months of 2007.

In February 2006, the Board also authorized the repurchase of up to $150 million of our common stock. In April 2007, a new $250 million authorization was announced replacing the original $150 million program. During the six months ended June 30, 2007, we repurchased 621,087 of our shares at an aggregate cost of $50.0 million, including 268,211 shares for approximately $20 million under the old program and 352,876 shares for approximately $30 million under the new program. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans.

RESULTS OF OPERATIONS

Overview –

(in Millions, Except Per Share Data)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2006		2007		2006
		Per Share Diluted		Per Share Diluted		Per Share Diluted		Per Share Diluted
Consolidated Revenue	$657.9		$592.3		$1,332.0		$1,186.4

Net income	$8.6	$0.22	$46.3	$1.16	$54.4	$1.39	$84.0	$2.11

Net income included the following after-tax (income) charges:
Restructuring and other charges (1)	56.9	1.46	22.0	0.56	71.8	1.84	52.7	1.32
In-process research and development	—	—	1.2	0.03	0.6	0.02	1.2	0.03
Tax adjustments	(1.4)	(0.04)	—	—	(0.3)	(0.01)	—	—
Discontinued operations	5.7	0.15	(11.0)	(0.28)	15.0	0.39	(10.4)	(0.26)

After-tax income from continuing operations excluding restructuring and other income and charges (2)	$69.8	$1.79	$58.5	$1.47	$141.5	$3.63	$127.5	$3.20

(1)	Amount includes a gain of $0.4 million from the difference between the carrying value of our remaining investment in the Astaris joint venture and cash received from the joint venture which represented a return on our investment. After this cash receipt, our investment in the Astaris joint venture is $0 at June 30, 2007. This gain is included in “Equity in (earnings) of affiliates” in the condensed consolidated statement of operations for the six months ended June 30, 2007. In 2005, Astaris sold substantially all of the assets of its business and the buyers assumed substantially all of the liabilities of Astaris.

Additionally, this amount includes minority interest of $1.4 million associated with our decision to abandon a co-generation facility at Foret during the second quarter of 2007. This amount is shown in “Minority interest” on the condensed consolidated statements of operations for the three and six months ended June 30, 2007.

(2)	We believe that the Non-GAAP financial measure “After-tax income from continuing operations, excluding restructuring and other income and charges,” and its presentation on a per-share basis, provide useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP. The after-tax charges (gains) included in net income presented in the chart above are discussed in the results of operations discussions below for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006.

See “Segment Results” for a detailed discussion of events affecting our results for the second quarter of 2007 and 2006.

CONSOLIDATED RESULTS – Three months ended June 30, 2007 compared to Three months ended June 30, 2006

In the discussion below, please refer to our condensed consolidated statement of operations included in Item I of this Form 10-Q as well as the after-tax charges included in net income in the above table. All comparisons are between the periods unless otherwise noted.

Revenue for the three months ended June 30, 2007 was $657.9 million, an increase of 11 percent compared to the $592.3 million recorded in the prior year. This increase is due to increased sales in all of our segments which are discussed separately below.

In-process research and development for the three months ended June 30, 2006 was $2.0 ($1.2 million after-tax) as a result of our Agricultural Products segment acquiring an initial right from a third-party company to develop their proprietary fungicide. This product is subject to EPA and other regulatory approvals which are needed to allow us to sell and market the product in the exclusive territories.

Restructuring and other charges totaled $92.7 million ($56.9 million after-tax) in the second quarter of 2007 primarily as a result of the following:

•

A $75.2 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Baltimore, Maryland agricultural chemicals facility by 2008. The charge consisted of (i) plant and equipment impairment charges of approximately $71.0 million, and (ii) severance and employee benefits of $4.2 million. The plant and equipment impairment charges were primarily the result of the abandonment of a significant amount of assets at this facility before the end of their previously estimated useful life. We also expect to incur restructuring and other charges of approximately $50 to $60 million over the next four quarters primarily representing additional charges associated with fixed assets to be abandoned.

•

A charge of $7.9 million related to the abandonment of a co-generation facility at Foret. This facility, which is part of our Industrial Chemicals segment, produced electric power and thermal energy by co-generation for use at one of Foret's production properties.

•

Other charges of $9.6 primarily consisting of $5.2 million of charges related to continuing environmental sites which is a Corporate charge, $1.3 million of charges related to the state court case settlement of microcrystalline cellulose product legal matters in Specialty Chemicals and $3.1 million related to asset abandonments and severance charges primarily related to Industrial Chemicals segment.

Restructuring and other charges totaled $35.7 million ($22.0 million after-tax) in the second quarter of 2006 primarily as a result of a $25 million microcrystalline cellulose product legal settlement in our Specialty Chemicals segment, a $6.1 million charge for the abandonment of a building in our Agricultural Products segment and severance and asset abandonment charges of $4.9 million related to research and development redeployment in our Agricultural Products segment.

Equity in earnings of affiliates was $1.9 million in the second quarter of 2007 as compared to $0.7 million in the prior year period. The increase was attributable to a gain recorded at one of our equity method investments as a result of an insurance settlement during the quarter.

Interest expense, net for the second quarter of 2007 was $10.0 million, compared to $9.2 million for the second quarter of 2006. This increase was due to higher foreign interest rates in the second quarter of 2007 as compared to the same period in the prior year.

Provision for income taxes was a benefit of $8.0 million for the second quarter of 2007 compared to a provision of $7.3 million for the prior period resulting in effective tax rates of (127) percent and 17.0 percent, respectively. The change in effective tax rates is primarily a result of a change in the mix of domestic income, primarily due to the Baltimore restructuring charge incurred during the quarter, compared to income earned outside of the U.S. Income we earn outside the U.S. is typically taxed at rates lower than income earned domestically. During the second quarter of 2007, we also recorded tax adjustments of $1.4 million related to adjustments for prior year tax matters.

Discontinued operations, net of income taxes totaled a loss of $5.7 million for the three months ended June 30, 2007 compared to income of $11.0 million for the three months ended June 30, 2006. The loss for the three months ended June 30, 2007 is primarily the result of environmental charges associated with our Modesto site and charges for legal reserves and expenses related to discontinued operations.

In the second quarter of 2006, we completed the sale of 23 acres of land located in San Jose, California to the City of San Jose for $25.3 million and recognized a net gain of $14.2 million. This sale completed the sale of land that was formerly used by FMC’s defense business, which was divested in 1997. Offsetting this gain were charges of $3.2 million primarily related to legal reserve charges.

Net Income decreased to $8.6 million for the three months ended June 30, 2007 from $46.3 million for the prior period. The decrease was primarily due to the $92.7 million of restructuring and other charges primarily associated with the phase-out of our Agricultural Products plant in Baltimore, Maryland. Offsetting this decrease was higher segment operating profit in Agricultural Products and Specialty Chemicals.

Other Financial Data

The following line items from our segment profit and loss statement are used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2006 consolidated financial statements on our 2006 10-K).

Corporate expenses were $14.3 million in second quarter of 2007 compared to $11.2 million in the second quarter of 2006. This increase was primarily due to higher incentive compensation expenses and operating system upgrades.

Other income (expense), net. Other expense was $4.3 million in the second quarter of 2007, essentially flat with the $4.6 million expense in the same period of 2006.

SEGMENT RESULTS – Three months ended June 30, 2007 compared to Three months ended June 30, 2006

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 18 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2006 consolidated financial statements in our 2006 Form 10-K.

Agricultural Products

(in Millions)	Three Months Ended June 30,		Increase/(Decrease)
	2007	2006	$	%
Revenue	$219.2	$184.4	34.8	18.9
Operating Profit	65.1	44.5	20.6	46.3

Sales of $219.2 million increased 19 percent versus the prior-year quarter. Sales growth was particularly strong in Brazil, as we benefited from increased planted acres in sugar cane, driven primarily by higher demand for ethanol, as well as increased acreage in corn and cotton. Sales in Europe increased as a result of higher sales into the oil seed rape market driven by increased demand for biofuel, more normal weather conditions than a year ago and the favorable impact of a stronger Euro. Sales in North America were level to a year ago, as higher sales in corn and the benefit of new product introductions were offset by reduced planted acreage of other crops, such as cotton and sunflowers.

Segment operating profit in the quarter was $65.1 million, up 46 percent versus last year’s quarter due to higher sales and continued strong supply chain performance, which benefited from higher production volumes and our continuous focus on manufacturing productivity improvements.

Specialty Chemicals

(in Millions)	Three Months Ended June 30,		Increase/(Decrease)
	2007	2006	$	%
Revenue	$167.5	$156.6	10.9	7.0
Operating Profit	39.5	35.9	3.6	10.0

Revenue in Specialty Chemicals was $167.5 million, an increase of 7 percent versus the prior-year quarter driven by higher selling prices in lithium and broad-based sales growth in BioPolymer. In BioPolymer, sales increased in Food Ingredients, Pharmaceuticals and Healthcare Ventures. Higher volumes in food and pharmaceuticals were partially offset by a less favorable sales mix. Healthcare Ventures benefited from several new contracts.

Segment operating profit of $39.5 million increased 10 percent versus last year’s quarter, as a result of the strong lithium and BioPolymer performance and the benefit of continued productivity improvements, partially offset by higher wood pulp and energy costs.

Industrial Chemicals

(in Millions)	Three Months Ended June 30,		Increase/(Decrease)
	2007	2006	$	%
Revenue	$272.2	$252.3	19.9	7.9
Operating Profit	21.5	24.9	(3.4)	(13.7)

Revenue in Industrial Chemicals was $272.2 million, an increase of 8 percent versus the prior-year quarter, driven by higher volumes and selling prices for soda ash and volume growth in Foret.

Segment operating profit of $21.5 million decreased 14 percent versus last year’s quarter, as higher energy and raw material costs across the group and lower electricity selling prices in Spain more than offset the benefit of higher sales.

CONSOLIDATED RESULTS – Six months ended June 30, 2007 compared to Six months ended June 30, 2006

Revenue for the six months ended June 30, 2007 was $1,332.0 million, an increase of 12 percent compared to the $1,186.4 million recorded in the prior year. The increase was primarily due to increased sales across all of our segments, primarily Industrial Chemicals and Agricultural Products which are discussed separately below.

In-process research and development for the six months ended June 30, 2007 was $1.0 million ($0.6 million after tax) as a result of our Agricultural Products segment acquiring further rights from a third-party company to develop their proprietary fungicide, compared to the $2.0 million ($1.2 million after tax) in the prior year.

Restructuring and other charges totaled $117.0 million ($71.8 million after-tax) in the six months ended June 30, 2007 versus $66.8 million ($52.7 million after-tax) in the prior year. Charges in the six months ended June 30, 2007 are primarily related to our phase-out of the Agricultural Products chemical facility in Baltimore, Maryland in our Agricultural Products segment, the Solutia legal settlement of $22.5 million in our Specialty Chemicals segment and asset abandonment charges of $7.9 million at a co-generation facility at Foret which is part of our Industrial Chemicals business. For addition information regarding our restructuring activities during the six months ended June 30, 2007, please see Note 8 to the condensed consolidated financial statements.

Included in our 2006 results were charges primarily related to the European Commission fine (U.S. $30 million) in our Industrial Chemicals segment, the MCC Legal Settlement of $25 million in our Specialty Chemicals segment, a $6.1 million charge for the abandonment of a building in our Agricultural Products segment, severance and asset abandonment charges of $4.9 million related to research and development redeployment in our Agricultural Products segment.

Equity in earnings of affiliates was earnings of $2.7 million in the first six months of 2007 versus earnings of $1.3 million in the prior year period. The increase was attributable to a gain recorded at one of our equity method investments as a result of an insurance settlement during the quarter.

Interest expense, net for the first six months of 2007 increased to $18.4 million compared to $17.6 million in the prior year period due to higher foreign interest rates.

Provision for income taxes was a provision of $12.3 million for the first six months of 2007 compared to a provision of $32.3 million for the prior year period resulting in effective tax rates of 15% and 31%, respectively. The change in effective tax rates is the result of a change in the mix of domestic income, primarily due to domestic restructuring charges incurred in 2007, compared to income earned outside the U.S. Contributing to this decrease is the effect on the tax rate from the €25 million (U.S. $30 million) European Commission fine related to the prior year period that is nondeductible for tax purposes.

Discontinued operations, net of income tax totaled a loss of $15.0 million for the six months ended June 30, 2007 compared to income of $10.4 million for the six months ended June 30, 2006. The loss for the six months ended June 30, 2007 is primarily related to environmental charges associated with our Middleport and Modesto sites and charges for legal reserves and expenses related to discontinued operations. The income for the six months ended June 30, 2006 is related to the San Jose land sale gain partially offset by charges for legal reserves and expenses related to discontinued operations.

Net Income decreased to $54.4 million for the six months ended June 30, 2007 from $84.0 million for the prior period, primarily attributable to changes in the after-tax items included in net income described above, primarily the restructuring charge related to the phase-out of our Agricultural Products facility in Baltimore, Maryland. Additionally, net income in 2007 was favorably impacted by higher earnings in our Agricultural Products and Specialty Chemicals segments.

Other Financial Data

The following line items from our segment profit and loss statement are used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2006 consolidated financial statements in our 2006 Form 10-K).

Corporate expenses were $27.5 million in the first six months of 2007 compared to $22.5 million one year ago due to higher incentive compensation expenses and operating system upgrades.

Other income (expense), net. Other expense increased to $6.2 million in the second quarter of 2007, essentially flat as compared to the expense of $5.9 million in the same period of 2006.

SEGMENT RESULTS – Six months ended June 30, 2007 compared to Six months ended June 30, 2006

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 18 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2006 consolidated financial statements in our 2006 Form 10-K.

Agricultural Products

(in Millions)	Six Months Ended June 30,		Increase/(Decrease)
	2007	2006	$	%
Revenue	$467.5	$391.0	76.5	19.6
Operating Profit	135.9	99.2	36.7	37.0

Revenue in Agricultural Products was $467.5 million, an increase of 20 percent versus the prior-year period. Higher sales were realized in most geographic regions, but were particularly strong in Brazil due to increased planted acres in sugar cane, corn and cotton and in Europe driven primarily by increased demand for biofuel crops and the favorable impact of a stronger euro.

Segment operating profits were $135.9 million, an increase of 37 percent from the first half of 2006 as a result of the higher sales and continued supply chain productivity improvements, which more than offset higher incremental selling and distribution costs and increased spending on growth initiatives.

In 2007, full-year revenue growth in the mid-teens is expected as a result of a healthy global agricultural economy, new product introductions and increased demand for biofuels. Full-year segment operating profit is expected to be up 30-35 percent as a result of the strong sales growth, new product introductions and further supply chain productivity improvements, offset in part by higher selling and distribution costs as well as increased spending on growth initiatives.

In our Agricultural Products segment, several products are undergoing re-registration in the U.S. and a comparable regulatory review by EU governmental authorities. In August 2006, the U.S. Environmental Protection Agency issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide. The IRED proposes cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses. FMC does not agree with the scientific analysis or conclusions in the IRED. We are vigorously defending the U.S. registration and have conducted new studies to address EPA's stated concerns; we will undertake other appropriate actions to seek to maintain carbofuran as a registered product. In July 2007, the EPA published a notice that it may hold a Scientific Advisory Panel meeting in February 2008 to evaluate issues relevant to "Scientific Issues Associated with the Agency's Proposed Action Under FIFRA 6 (b) Notice of Intent to Cancel Carbofuran”. The IRED is not a final agency action and is therefore subject to change, and EPA has not issued a Notice of Intent to Cancel. FMC can continue to sell carbofuran in the United States at this time.

In November 2006, the EU Commission’s Standing Committee on Animal Health and Food Chain voted not to include our carbofuran, carbosulfan and cadusafos products on the official list of active ingredients approved for continued sale in the EU. We believe the Committee’s decision was based on a flawed underlying scientific review, and we have initiated litigation against the European Food Safety Authority. In June 2007, the European Commission published its decisions not to include carbofuran, carbosulfan and cadusafos on the official list of active ingredients approved for continued sale in the European Union. The published decisions require EU Member States to de-register the products within 6 months (i.e., December 2007); upon losing national registration, FMC will no longer be able to sell these products for distribution in those countries. The Commission decision requires that channel sales generally cease within 12 months afterwards. We disagree with these decisions and are vigorously defending all these products and are considering several response options, including potential initiation of litigation against the Commission and/or re-submission of the products for approval. We currently anticipate that lost sales attributable to the cancellation of EU registrations for carbofuran, carbosulfan and cadusafos will not have a significant impact on Agricultural Products' earnings in 2007 or 2008.

We intend to vigorously defend all our products in the U.S. and EU regulatory processes. Several of FMC’s pesticide products will be reviewed in the ordinary course of regulatory programs during 2007 as part of the ongoing cycle of re-registration in countries around the world.

Specialty Chemicals

(in Millions)	Six Months Ended June 30,		Increase/(Decrease)
	2007	2006	$	%
Revenue	$333.7	$299.8	33.9	11.3
Operating Profit	75.1	67.3	7.8	11.6

Revenue in Specialty Chemicals was $333.7 million, an increase of 11 percent versus the prior-year period, driven by higher selling prices in lithium and strong commercial performance in BioPolymer.

Segment operating profits of $75.1 million increased 12 percent versus the year-earlier period due to higher sales and productivity improvements, which more than offset increased energy and raw material costs.

In 2007, full-year revenue growth in the low-teens is expected, driven by higher volumes and selling prices in both lithium and BioPolymer. Full-year segment operating profit is expected to be up 20-25 percent as a result of higher sales and the benefit of continued productivity improvements.

Industrial Chemicals

(in Millions)	Six Months Ended June 30,		Increase/(Decrease)
	2007	2006	$	%
Revenue	$532.7	$497.5	35.2	7.1
Operating Profit	39.1	54.2	(15.1)	(27.9)

Revenue in Industrial Chemicals was $532.7 million, an increase of 7 percent versus the prior-year period, as a result of higher volumes and selling prices for soda ash.

Segment operating profits of $39.1 million decreased 28 percent versus the year-earlier period, as higher energy and raw material costs across the segment and lower electricity selling prices in Spain more than offset the positive impact of higher sales.

In 2007, full-year revenue growth of approximately 10 percent is expected as a result of higher soda ash volumes and selling prices and volume growth in Foret. Full-year segment operating profit is expected to be down approximately 5 percent, as aggregate price and volume benefits are offset by higher energy and raw material costs across the group.

LIQUIDITY AND CAPITAL RESOURCES

Domestic Credit Agreement

In June 2005 we entered into a $850.0 million, five-year credit agreement (the “Domestic Credit Agreement”), which provided for a $600.0 million revolving credit facility ($250.0 million of which is available for the issuance of letters of credit) and a $250.0 million term loan facility until its expiration in June 2010. The initial borrowings under the Domestic Credit Agreement, which is unsecured, were used to prepay all borrowings and terminate the previous $600.0 million senior secured credit agreement. The $250.0 million term loan under the Domestic Credit Agreement was prepaid on December 21, 2005 with proceeds from the European Credit Agreement, as described below. No further borrowings are permitted under this term loan facility.

Obligations under the Domestic Credit Agreement bear interest at a floating rate, which is, at our option, either a base rate or a London InterBank Offered Rate (“LIBOR”) plus an applicable margin, currently 0.625 percent. The applicable margin is subject to adjustment based on the rating assigned to the revolving credit facility by each of Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Corporation (“S&P”). At June 30, 2007, the applicable rate for borrowings under our Domestic Credit Agreement was 8.25%.

European Credit Agreement

In addition to our Domestic Credit Agreement, we have a credit agreement (the “European Credit Agreement”) which provides for an unsecured revolving credit facility in the amount of €220 million. At June 30, 2007, the U.S. dollar-equivalent amount was $296.2 million. Borrowings may be denominated in euros or U.S. dollars. FMC and our Dutch finance subsidiary’s direct parent provide guarantees of amounts due under the European Credit Agreement.

Loans under the European Credit Agreement bear interest at a eurocurrency base rate, which for loans denominated in euros is the Euro Interbank Offered Rate, and for loans denominated in dollars is LIBOR in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the rating assigned to the facility or, if the facility is not rated, to FMC by each of Moody’s and S&P. At June 30, 2007, the applicable margin was 0.35 percent and the applicable all-in borrowing rate was 4.5 percent per annum.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at June 30, 2007.

At June 30, 2007, we had $175.8 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to $196.4 million at December 31, 2006. Available funds under this facility were $120.4 million and $91.7 million at June 30, 2007 and December 31, 2006, respectively.

We had $15.0 million of revolving credit facility borrowings under our Domestic Credit Agreement at June 30, 2007 compared to no borrowings at December 31, 2006. Letters of credit outstanding under the Domestic Credit Agreement totaled $144.2 million and $144.5 million at June 30, 2007 and December 31, 2006, respectively. As such, available funds under the Domestic Credit Agreement were $440.8 million and $455.5 million at June 30, 2007 and December 31, 2006, respectively.

Cash and cash equivalents at June 30, 2007 and December 31, 2006 were $63.2 million and $165.5 million, respectively. At June 30, 2007, we had total debt of $598.9 million as compared to $629.7 million at December 31, 2006. This included $440.2 million and $523.5 million of long-term debt (excluding current portions of $89.9 million and $52.5 million) at June 30, 2007 and December 31, 2006, respectively. Short-term debt, which consists solely of foreign borrowings, increased to $68.8 million at June 30, 2007 compared to $53.7 million at December 31, 2006.

Statement of Cash Flows

Cash provided by operating activities was $52.6 million for the six months ended June 30, 2007 compared to $80.6 million for the six months ended June 30, 2006. The primary change in cash provided by operating activities reflected an increase in accounts receivable due to higher sales and changes in other operating asset and liability accounts during the period.

Cash required by operating activities of discontinued operations was $16.9 million for the first six months of 2007 compared to cash provided of $5.1 million for the first six months of 2006. This change was primarily due to the absence of proceeds from the sale of land in San Jose, California that was included in the six months ended June 30, 2006.

Cash required by investing activities was $40.4 million for the six months ended June 30, 2007 compared to $32.5 million for the six months ended June 30, 2006. The change in the six months of 2007 was driven primarily by lower proceeds from the sales and returns of investments and assets held for sale partially offset by lower capital expenditure as compared to the prior year period.

Cash required by financing activities was $99.0 million for the first six months of 2007 compared to $57.7 million for the first six months of 2006. This change is due primarily to the repayment of debt principal and repurchases of common stock, offset by increases to short-term debt borrowings.

During the first six months of 2007 and 2006, we contributed approximately 1,000 and 132,000 shares of treasury stock to our employee benefit plans having a cost of approximately $0.1 and $8.1 million, respectively, which is considered a non-cash activity.

Commitments and Other Potential Liquidity Needs

Our cash needs for 2007 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividends, environmental spending and restructuring. We plan to meet our liquidity needs through cash on-hand, cash generated from operations and borrowings under our $600.0 million Domestic Credit Agreement.

We guarantee the performance by Technologies of a debt instrument outstanding in the principal amount of $2.4 million as of June 30, 2007 and December 31, 2006. We also guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. In addition, we guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of June 30, 2007 these guarantees had maximum potential payments of $6.4 million as compared to $8.2 million as of December 31, 2006.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $14.1 million and $25.6 million at June 30, 2007 and December 31, 2006, respectively, and are recorded on the condensed consolidated balance sheets for each date as guarantees of vendor financing.

We continually evaluate our options for divesting real estate holdings and property, plant and equipment that are no longer integral to any of our core operating businesses.

Projected 2007 spending includes approximately $40.0 million of environmental remediation spending. This spending does not include expected spending of approximately $10 million in 2007 on capital projects relating to environmental control facilities. Also we expect to spend in the range of approximately $25 million to $26 million annually in 2007 for environmental compliance costs, which we will include as a component of cost of sales in our condensed consolidated statements of operations since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls above the foregoing projections.

On June 15, 2007, our Board of Directors approved a quarterly cash dividend of $0.21 per share, representing a 17 percent increase over the dividend of $0.18 per share paid in April 2007. On July 19, 2007, we paid dividends aggregating $8.0 million to our shareholders of record as of June 29, 2007. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of June 30, 2007. We declared dividends totaling $14.9 million to our shareholders of record during the first six months of 2007.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over the next two years. The new $250 million share repurchase program replaces the $150 million program authorized in February 2006, During the six months ended June 30, 2007, we repurchased 621,087 of our shares at an aggregate cost of $50.0 million, including

268,211 shares for approximately $20 million under the old program and 352,876 shares for approximately $30 million under the new program. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans.

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

In 2003, Solutia, our joint venture partner in Astaris, filed a lawsuit against us, which ultimately proceeded in U.S. District Court for the Southern District of New York, claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris and also failed to disclose the information we had about the PPA technology. On April 2, 2007, the parties agreed to settle all claims relating to the litigation in return for a payment of $22.5 million by FMC. The settlement was approved by the U.S. Bankruptcy Court in the Southern District of New York (where Solutia had filed for Chapter 11 bankruptcy protection in 2003) on May 1, 2007 without any appeal having been taken. This amount has been reflected in “Restructuring and other charges” in our condensed consolidated statements of operations for the six months ended June 30, 2007. See Note 8 to our condensed consolidated financial statements included in this Form 10-Q for further details on this matter.

On January 28, 2005 we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission has imposed a fine on us in the amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of U.S. $30.0 million in our condensed consolidated statements of operations for the six months ended June 30, 2006. This expense was included as a component of “Restructuring and other charges”. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a variable rate, which as of June 30, 2007, was 4.1 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At June 30, 2007, the amount of the letter of credit was €26 million (U.S. $35.0 million).

We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. Further, in February 2005 putative class action complaints were filed by both direct and indirect purchasers against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal Law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class of direct purchasers in January 2007. The producer-defendants have appealed the certification of the direct purchaser class to the U.S. Court of Appeals for the Third Circuit. While the class certification appeal is pending, discovery is proceeding in the U.S. District Court. A trial in the federal cases will not occur until late 2008. In early summer 2007, co-defendant Degussa agreed to a settlement with direct purchasers in the federal cases in an amount of $22 million; that settlement is still subject to class notification and final court approval. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada.

Another antitrust class action previously brought in Federal Court in the Eastern District of Pennsylvania alleging violations of antitrust laws involving our microcrystalline cellulose product was settled for $25.0 million, the same amount paid by our co-defendant Asahi Kasei Corporation. This amount has been reflected in “Restructuring and other charges” in our condensed consolidated statements of operations for the three and six months ended June 30, 2006. The Court approved this settlement in November 2006. The claims of plaintiffs who opted out of the class settlement were also settled late in 2006 for $0.7 million. The parties have also reached an agreement to settle a related state court case pending in California, for a total of $2.5 million, with the Company and Asahi Kasei each contributing $1.25 million. This amount has been reflected in “Restructuring and other charges” in our condensed consolidated statements of operations for the three and six months ended June 30, 2007. This settlement is subject to the California state court’s approval. A second related state court case remains pending in Tennessee.

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

At June 30, 2007, our net financial instrument position was a net liability of $15.7 million compared to a net liability of $24.8 million at December 31, 2006. The change in the net financial instrument position was due to lower unrealized losses in our commodity portfolio partially offset by higher unrealized losses in our foreign exchange portfolio.

Commodity Price Risk

Energy costs are approximately 12 percent of our cost of sales and services and are well balanced among coal, electricity, natural gas, and to a lesser extent, oil. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas and oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2007 and December 31, 2006, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease of the net liability position of $14.1 million and $13.6 million at June 30, 2007 and December 31, 2006, respectively. As a result, at June 30, 2007, the net liability position would become a net asset position. A 10 percent decrease in energy market prices would have resulted in an increase in the net liability position of $14.1 million and $13.6 million at June 30, 2007 and December 31, 2006, respectively.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2007 and December 31, 2006, with all other variables (including interest rates) held constant. A 10 percent strengthening of the hedged currencies versus our functional currencies would have resulted in an increase of $24.6 million in the net liability position and a decrease of $19.4 million in the net asset position at June 30, 2007, and December 31, 2006, respectively. As a result, at December 31, 2006, the net asset position would have become a net liability position. A 10% weakening of the hedged currencies versus our functional currencies would have resulted in a decrease of $23.1 million in the net liability position and an increase of $17.9 million in the net asset position at June 30, 2007, and December 31, 2006, respectively. As a result, at June 30, 2007, the net liability position would have become a net asset position.

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements. As of June 30, 2007, we had no agreements in place.

Our debt portfolio, at June 30, 2007, is composed of 50 percent fixed-rate debt and 50 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of foreign bank borrowings, variable-rate industrial and pollution control revenue bonds, and borrowings under our Domestic and European Credit Agreements. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate instruments in our debt portfolio at June 30, 2007, a one percentage point increase or decrease in interest rates then in effect would have increased or decreased interest expense for the first six months of the year by $1.4 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2007. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of June 30, 2007, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2007 and 2006 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended, not presented herein, and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania

August 3, 2007

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There has been no material change in the significant legal proceedings from the information reported in Part I, Item 3 of our 2006 10-K. See Note 17 to our condensed consolidated financial statements included in this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors reported in the Part I, Item 1A of our 2006 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES

As of	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Total Dollars Purchased under the Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs
Q1 2007	296,153	$74.79	268,211	$19,999,938	$39,990,511
April 1-30, 2007	—	—	—	—	250,000,000
May 1-31, 2007	218,667	83.17	187,200	15,766,211	234,233,789
June 1-30, 2007	165,676	85.91	165,676	14,233,779	220,000,010
Q2 2007	384,343	84.35	352,876	29,999,990	220,000,010

Total 2007	680,496	$80.19	621,087	$49,999,928	$220,000,010

On April 24, 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. The new $250 million share repurchase program replaces the $150 million program authorized in February 2006. During the six months ended June 30, 2007, we repurchased 621,087 of our shares at an aggregate cost of $50.0 million, including 268,211 shares for approximately $20 million under the old program and 352,876 shares for approximately $30 million under the new program.

We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans, and such reacquisitions are included in the share repurchases reported under this Item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our annual meeting of shareholders on April 24, 2007 (the “Annual Meeting”).

(b)	At the Annual Meeting, William F. Reilly and William G. Walter were each duly nominated for, and elected by the shareholders to our Board of Directors (the “Board”). These individuals will serve on our Board along with Edward J. Mooney, Enrique J. Sosa, Patricia A. Buffler, Peter D’Aloia, C. Scott Greer and Paul J. Norris, each of whose terms continued after the Annual Meeting. The number of votes cast for, and withheld with respect to, each nominee is set forth below:

	For	Withheld
William F. Reilly	30,472,300	1,272,453
William G. Walter	30,680,460	1,064,293

(c)	At the Annual Meeting, the shareholders also voted on the ratification of the Audit Committee’s approval for the continuing service of KPMG LLP as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 as follows:

Votes
For:	30,765,163
Against:	944,219
Abstain:	35,370
Broker Non-Votes:	—

ITEM 6.	EXHIBITS

Exhibits

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF FMC CORPORATION

FOR THE QUARTER ENDED JUNE 30, 2007

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

Date: August 3, 2007