Form 10-Q
period 2007-09-30
FMC CORP
filed 2007-11-06
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

LARGE ACCELERATED FILER  ☒    ACCELERATED FILER  ☐    NON-ACCELERATED FILER   ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)  YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at September 30, 2007
Common Stock, par value $0.10 per share	75,611,338

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(in Millions, Except Per Share Data)	(unaudited)		(unaudited)
Revenue	$626.6	$572.2	$1,958.6	$1,758.6

Costs and Expenses
Costs of sales and services	440.2	412.6	1,351.4	1,220.9
Selling, general and administrative expenses	73.8	69.5	229.1	207.5
Research and development expenses	20.5	25.6	67.4	70.2
In-process research and development	1.0	—	2.0	2.0
Restructuring and other charges	23.0	0.8	140.0	67.6

Total costs and expenses	558.5	508.5	1,789.9	1,568.2

Income from continuing operations before equity in (earnings) loss of affiliates, minority interests, interest expense, net, loss on extinguishment of debt and income taxes	68.1	63.7	168.7	190.4
Equity in (earnings) loss of affiliates	0.4	(0.4)	(2.3)	(1.7)
Minority interests	2.9	2.0	6.1	6.5
Interest expense, net	8.6	7.5	27.0	25.1
Loss on extinguishment of debt	0.3	—	0.3	—

Income from continuing operations before income taxes	55.9	54.6	137.6	160.5
Provision for income taxes	14.5	16.0	26.8	48.3

Income from continuing operations	41.4	38.6	110.8	112.2
Discontinued operations, net of income taxes	(4.3)	(3.5)	(19.3)	6.9

Net income	$37.1	$35.1	$91.5	$119.1

Basic earnings per common share:
Continuing operations	$0.55	$0.50	$1.47	$1.46
Discontinued operations	(0.06)	(0.04)	(0.26)	0.09

Net income	$0.49	$0.46	$1.21	$1.55

Diluted earnings per common share:
Continuing operations	$0.54	$0.49	$1.42	$1.41
Discontinued operations	(0.06)	(0.05)	(0.24)	0.09

Net income	$0.48	$0.44	$1.18	$1.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
(in Millions, Except Share and Par Value Data)	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$115.9	$165.5
Trade receivables, net of allowance of $20.7 at September 30, 2007 and $13.5 at December 31, 2006	613.1	537.9
Inventories	256.6	219.4
Prepaid and other current assets	120.8	91.3
Deferred income taxes	67.8	53.7

Total current assets	1,174.2	1,067.8
Investments	21.3	22.1
Property, plant and equipment, net	935.1	1,025.1
Goodwill	175.4	163.6
Other assets	140.4	125.6
Deferred income taxes	291.8	330.8

Total assets	$2,738.2	$2,735.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$65.8	$53.7
Current portion of long-term debt	89.9	52.5
Accounts payable, trade and other	296.5	301.4
Accrued and other liabilities	288.3	228.5
Guarantees of vendor financing	22.0	25.6
Accrued pensions and other postretirement benefits, current	7.5	7.5
Income taxes	1.3	33.3

Total current liabilities	771.3	702.5
Long-term debt, less current portion	416.4	523.5
Accrued pension and other postretirement benefits, long-term	100.8	132.9
Environmental liabilities, continuing and discontinued	167.4	157.8
Reserve for discontinued operations	33.7	36.3
Other long-term liabilities	138.1	103.5
Minority interests in consolidated companies	55.4	59.0
Commitments and contingent liabilities (Note 18)
Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2007 or 2006	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2007 and 2006; 92,991,896 issued shares at September 30, 2007 and December 31, 2006, respectively	9.3	9.3
Capital in excess of par value of common stock	407.7	426.3
Retained earnings	1,232.2	1,166.4
Accumulated other comprehensive loss	(23.7)	(57.1)
Treasury stock, common, at cost: 17,380,558 shares at September 30, 2007 and 16,356,838 shares at December 31, 2006	(570.4)	(525.4)

Total stockholders’ equity	1,055.1	1,019.5

Total liabilities and stockholders’ equity	$2,738.2	$2,735.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
(in Millions)	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net Income	$91.5	$119.1
Discontinued operations	19.3	(6.9)

Income from continuing operations	110.8	112.2
Adjustments from income from continuing operations to cash (required) provided by operating activities of continuing operations:
Depreciation and amortization	100.7	98.0
Loss on extinguishment of debt	0.3	—
Equity in (earnings) loss of affiliates	(2.3)	(1.7)
Restructuring and other charges	140.0	67.6
In-process research and development	2.0	2.0
Deferred income taxes	11.1	48.3
Minority interests	6.1	6.5
Other	5.4	16.4
Changes in operating assets and liabilities:
Trade receivables, net	(64.4)	(36.6)
Guarantees of vendor financing	(3.6)	(7.1)
Inventories	(24.1)	28.0
Other current assets and other assets	3.3	(13.0)
Accounts payable	(15.9)	(36.6)
Accrued and other current liabilities and other liabilities	22.7	29.1
Income taxes	5.1	11.4
Accrued pension and other postretirement benefits, net	(37.2)	(36.3)
Environmental spending, continuing	(4.0)	(3.2)
Restructuring and other spending	(25.9)	(33.9)

Cash provided by operating activities	230.1	251.1

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued	(15.7)	(18.3)
Proceeds from sale of formerly environmentally impaired property	—	25.3
Payments of other discontinued reserves	(13.9)	(16.8)

Cash provided (required) by operating activities of discontinued operations	(29.6)	(9.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30,
	2007	2006
(in Millions)	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(76.5)	$(80.5)
In-process research and development expenditure	(1.0)	(2.0)
Proceeds from disposal of property, plant and equipment	1.3	4.6
Proceeds from sales and returns of investment and assets held for sale	4.4	9.6
Other investing activities	(6.8)	—

Cash (required) by investing activities	(78.6)	(68.3)

Cash provided (required) by financing activities:
Increase (decrease) in other short-term debt	12.0	(20.9)
Financing fees	(0.7)	—
Repayment of long-term debt	(82.2)	(42.4)
Distributions to minority partners	(10.2)	(7.3)
Issuances of common stock, net	12.7	31.8
Dividends paid	(21.8)	(14.1)
Repurchases of common stock	(84.5)	(71.8)

Cash (required) by financing activities	(174.7)	(124.7)

Effect of exchange rate changes on cash and cash equivalents	3.2	2.8

Increase (decrease) in cash and cash equivalents	(49.6)	51.1
Cash and cash equivalents, beginning of period	165.5	206.4

Cash and cash equivalents, end of period	$115.9	$257.5

Supplemental disclosure of cash flow information: Cash paid for interest was $32.2 million and $32.7 million, and income taxes paid, net of refunds were $9.8 million net payments and $3.7 million net refunds for the nine months ended September 30, 2007 and 2006, respectively. In the first nine months of 2007 and 2006, we contributed approximately 2,000 and 378,000 shares of treasury stock to our employee benefit plans having a cost of $0.1 million and $11.5 million, respectively, which is considered a non-cash activity.

We declared dividends aggregating $22.8 million to our shareholders of record during the first nine months of 2007, and $7.9 million of this amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of September 30, 2007.

On January 1, 2007, we reclassified approximately $17 million of “Income taxes” to “Other long-term liabilities” on our condensed consolidated balance sheet in connection with the adoption of FASB Interpretation No. 48. Also in connection with the adoption of FASB Interpretation No. 48, we reclassified approximately $22 million of “Income taxes” to offset “Deferred Income Taxes” on our condensed consolidated balance sheet.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the nine months ended September 30, 2007 and 2006, and our financial position as of September 30, 2007. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet as of September 30, 2007 and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, and condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.

Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006 (the “2006 10-K”).

Stock Split

On August 17, 2007, the Board of Directors of FMC declared a two-for-one split of our common stock (the “Stock Split”) to be effected in the form of a distribution of one newly issued share payable on September 13, 2007 for each share held as of the close of business on August 31, 2007. Trading in the common stock on a post-split adjusted basis began on September 14, 2007.

The number of shares outstanding and related prices, per share amounts, share conversions and share-based data throughout this Form 10-Q have been adjusted to reflect the Stock Split for all prior periods presented.

Reclassifications and Adjustments

Our results for the three and nine months ended September 30, 2007 were favorably impacted by a $6.1 million benefit ($3.8 million after-tax), or $0.05 per diluted share related to a correction of last-in, first-out (“LIFO”) inventory liquidations related to prior periods. The adjustment to our LIFO inventory reserves was recorded as a result of a correction in determining our initial LIFO inventory base year. We believe that the effect of this adjustment was not material to our financial position or results of operations or liquidity for any prior period as well as the reported periods for the three and nine months ended September 30, 2007. The benefit of $6.1 million has been recorded as a component of “Costs of sales and services” in the condensed consolidated Statement of Operations for the three and nine months ended September 30, 2007.

Note 2: Recently Issued and Adopted Accounting Pronouncements

New accounting standards

SFAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. Statement No. 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. We are required to adopt this Statement starting in 2008 and are currently evaluating the effect that this Statement will have on our condensed consolidated financial statements.

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

FIN 48

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. We adopted this Interpretation starting in 2007. See Note 17 for further discussion regarding our adoption of this interpretation.

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

Note 3: Goodwill and Intangible Assets

Goodwill at September 30, 2007 and December 31, 2006 was $175.4 million and $163.6 million, respectively. The majority of goodwill is attributed to an acquisition in the Specialty Chemicals segment. There are no other material indefinite life intangibles, other than goodwill related to this acquisition. The change in goodwill from December 31, 2006 to September 30, 2007 was due to the effect of foreign currency translation on the euro.

Our definite life intangibles totaled $11.3 million and $12.9 million at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, these definite life intangibles were allocated among our business segments as follows: $9.3 million in Agricultural Products, $0.3 million in Specialty Chemicals and $1.7 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, access rights, industry licenses and other intangibles. Amortization was not significant in the periods presented.

Note 4: Financial Instruments and Risk Management

The portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to our outstanding cash flow hedges which were recorded to earnings during the three and nine months ended September 30, 2007, was $0.2 million and was less than $0.1 million for the three and nine months ended September 30, 2006.

At September 30, 2007, the net deferred hedging loss in accumulated other comprehensive loss was $7.4 million compared to a net loss of $15.7 million at December 31, 2006. Approximately $7.7 million of net losses are expected to be recognized in earnings during the twelve months ending September 30, 2008, as the underlying hedged transactions are realized, and net gains of $0.3 million are expected to be recognized at various times subsequent to September 30, 2008 and continuing through December 31, 2008.

Note 5: Inventories

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
	(in Millions)
Finished goods and work in process	$182.0	$154.2
Raw materials	74.6	65.2

Net inventory	$256.6	$219.4

Note 6: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2007	December 31, 2006
	(in Millions)
Property, plant and equipment	$2,807.9	$2,968.5
Accumulated depreciation	1,872.8	1,943.4

Property, plant and equipment, net	$935.1	$1,025.1

In the second quarter of 2006, we entered into an agreement with the Princeton Healthcare System to sell the FMC Research Center Facility in Princeton, New Jersey. The Research Center consists of office and laboratory buildings on approximately 150 acres of land. Closing on the agreement is subject to a number of conditions, including due diligence by Princeton Healthcare System, rezoning and other governmental approvals to allow re-development of the property for medical center use. Currently, closing is not expected until early 2008, subject to the conditions discussed above.

Note 7: Asset Retirement Obligations

As of September 30, 2007, the balance of our asset retirement obligations was $14.6 million. This amount increased approximately $8.3 million from December 31, 2006. This increase was primarily associated with our decision in the second quarter of 2007 to phase out operations at our Baltimore facility. As a result of this decision, the estimated settlement dates associated with asset retirement obligations at the Baltimore facility were accelerated, resulting in an increase to the liability and an increase to capitalized asset retirement costs. The capitalized asset retirement cost will be depreciated on an accelerated basis over the remaining time we plan to operate the Baltimore facility. We plan to operate the Baltimore facility through the end of the first quarter of 2008. See Note 9 for further details on the Baltimore phase out. A more complete description of our asset retirement obligations can be found in Note 2 to our 2006 consolidated financial statements on our Form 10-K.

Note 8: In-process Research and Development

Proprietary Fungicide Agreement

In the second quarter of 2006, our Agricultural Products segment entered into agreements in which we were granted an initial right to further develop a third party’s proprietary fungicide in certain geographic markets. Under those agreements, we paid $2.0 million and recorded the amount as a charge to “In-process research and development” in the condensed consolidated statement of operations for the nine months ended September 30, 2006.

In the first quarter of 2007, our Agricultural Products segment acquired further rights from this third-party company to develop their proprietary fungicide. In acquiring those further rights, we paid an additional $1.0 million and have recorded this amount as a charge to “In-process research and development” in the condensed consolidated statement of operations for the nine months ended September 30, 2007.

This product is subject to development of a commercially acceptable product for use in key markets and, if such product is developed, EPA and other foreign regulatory approvals are needed to allow us to sell and market the product in the exclusive territories.

Collaboration and License Agreement

In the third quarter of 2007, our Agricultural Products segment entered into a collaboration and license agreement with a third-party company for the purpose of obtaining certain technology and intellectual property rights. We accrued an initial $1.0 million upon entering into this agreement and have recorded the amount as a charge to “In-process research and development” in the condensed consolidated statement of operations for the three and nine months ended September 30, 2007.

Note 9: Restructuring and Other Charges

Nine Months Ended September 30, 2007

Baltimore Phase Out

On June 15, 2007, we made the decision to phase out operations of our Baltimore, Maryland facility in our Agricultural Products segment by March 2008. Our decision is consistent with our strategy to maintain globally cost-competitive manufacturing positions by sourcing raw materials, intermediates and finished products in lower-cost manufacturing locations.

We recorded charges totaling $89.7 million during the nine months ended September 30, 2007 which consisted of (i) plant and equipment impairment charges and accelerated depreciation on fixed assets to be abandoned of approximately $84.1 million, and (ii) severance and employee benefits of $5.6 million. The plant and equipment impairment charges were primarily the result of the abandonment of a significant amount of assets at this facility before the end of their previously estimated useful life. We also expect to incur restructuring and other charges of approximately $35 to $45 million over the next three quarters primarily representing additional charges associated with fixed assets to be abandoned.

Abandonment of Foret Co-Generation Facility, Other Foret Fixed Asset Abandonments and Assets Held for Sale

During the second quarter of 2007, we committed to the abandonment of a co-generation facility at Foret and recorded an impairment charge of $7.9 million. This facility, which is part of our Industrial Chemicals segment, produced electric power and thermal energy by co-generation for use at one of Foret’s production properties. Historically, excess electricity produced from this facility was sold into the Spanish market. We own 75% of this co-generation facility and have recorded minority interest associated with this charge of $1.4 million as part of “Minority interests” in the condensed consolidated statements of operations for the nine months ended September 30, 2007.

During the third quarter of 2007, we committed to the abandonment of certain fixed assets also at Foret and recorded impairment charges of $4.0 million. These fixed assets were at various facilities at Foret.

Additionally during the third quarter of 2007, we reported Foret’s sodium sulfate long-lived assets as assets held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The assets held for sale in the amount of $14.8 million are included in prepaid and other current assets on our September 30, 2007 condensed consolidated balance sheet. We expect the sale of these assets to occur sometime in either late 2007 or early 2008 and we expect to record a gain on the sale of these assets.

Solutia Legal Settlement

In 2003, Solutia, our joint venture partner in Astaris, filed a lawsuit against us, which ultimately proceeded in U.S. District Court for the Southern District of New York, claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris and also failed to disclose the information we had about the PPA technology. On April 2, 2007, the parties agreed to settle all claims relating to the litigation in return for a payment of $22.5 million by us. The settlement was approved by the U.S. Bankruptcy Court in the Southern District of New York (where Solutia had filed for Chapter 11 bankruptcy protection in 2003) on May 1, 2007 without any appeal having been taken. This litigation is associated with our Industrial Chemicals business. The $22.5 million has been reflected in “Restructuring and other charges” in our condensed consolidated statements of operations for the nine months ended September 30, 2007.

Other Items

We recorded $1.3 million of charges related to an agreement to settle state court cases alleging violations of antitrust law involving our microcrystalline cellulose product (“MCC”) in our Specialty Chemicals Business. See the following disclosure under the “Nine months ended September 30, 2006” caption and Note 18 for further details regarding MCC legal settlement.

Additional restructuring and other charges for the nine months ended September 30, 2007 also included $5.0 million of severance costs, of which $3.7 million related to our Industrial Chemicals segment and $1.3 million related to our Agricultural Products Segment. We also recorded $1.1 million of asset abandonment charges and $2.3 million of other charges primarily in our Industrial Chemicals segment, as well as $6.2 million relating to continuing environmental sites as a Corporate charge.

Restructuring spending, net of recoveries, during the nine months ended September 30, 2007 was primarily severance payments for previously announced workforce reductions. The increase to reserves in 2007 is primarily a result of the Baltimore phase out discussed above. The following table shows a rollforward of restructuring and other reserves for the first nine months of 2007 and the related spending and other changes:

(in Millions)	Total (1)
Balance at 12/31/2006	$3.7
Increase in reserves	11.1
Cash payments	(3.4)

Balance at 9/30/2007 (2)	$11.4

(1)	Primarily severance costs related to workforce reductions and facility shutdowns. The impairment charges noted above impacted our property, plant and equipment balances and are not included in the above table. The Solutia legal settlement noted above and the MCC legal settlement noted below were paid by us in the second quarter of 2007 and third quarter of 2006, respectively, and are not included in the above table. Additionally, the European Commission fine that we accrued during the nine months ended September 30, 2006 is included as a component of the “Other long-term liabilities” balance in our condensed consolidated balance sheets and is not included in the above table.
(2)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.

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

European Commission Fine

On April 26, 2006, the European Commission imposed a fine on us regarding alleged violations of competition law in the hydrogen peroxide business in Europe prior to the year 2000 which we have appealed. This fine is associated with our Industrial Chemicals segment. We have recorded a €25 million (U.S. $30 million) charge for this fine. The amount of $30 million has been reflected in restructuring and other charges in our condensed consolidated statement of operations for the nine months ended September 30, 2006. See Note 18 for further details on this matter.

Other Items

Additional restructuring and other charges for 2006 totaled $1.2 million. These charges included $1.0 million of asset abandonment charges in our Industrial Chemicals segment and $0.8 million of charges to increase legal fee reserves related to ongoing environmental matters. Offsetting these charges was a gain of $0.6 million in our Specialty Chemicals segment from the completion of the sale of our previously disclosed assets held for sale related to our Copenhagen, Denmark carrageenan plant which we closed in 2005. The gain represented the difference between the asset held for sale balance and the final proceeds. The final proceeds from the sale totaled $9.6 million.

Note 10: Debt

Domestic Credit Agreement Refinancing

On August 28, 2007, we executed a new Domestic Credit Agreement (“the Agreement”) which provided for a five-year, $600 million revolving credit facility. The proceeds from this facility are available for general corporate purposes, including issuing letters of credit up to a $300 million sub-limit. The Agreement also contains an option under which, subject to certain conditions, we may request an increase in the facility to $1 billion.

There were no borrowings under the new facility at inception, and our prior credit agreement dated as of June 21, 2005 was terminated at that time. Obligations under the prior credit agreement and related transaction costs, fees, and expenses for the new Agreement were paid with available cash.

Loans under the new facility bear interest at a floating rate, either a base rate as defined, or the applicable Eurocurrency rate for the relevant term plus an applicable margin. The initial margin is 0.35 percent per year, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At September 30, 2007, if we had borrowings under our Domestic Credit Agreement, then the applicable rate would have been 5.37 percent per annum.

In connection with entering into the Domestic Credit Agreement, we wrote off $0.3 million of deferred financing fees associated with our previous credit agreement. These fees were previously a component of “Other assets” in our condensed consolidated balance sheet and were recorded as “Loss on extinguishment of debt” in the condensed consolidated statements of income for the three and nine months ended September 30, 2007.

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	September 30, 2007	December 31, 2006
Short-term debt	$65.8	$53.7
Current portion of long-term debt	89.9	52.5

Total debt maturing within one year	$155.7	$106.2

Short-term debt consisted of foreign credit lines at September 30, 2007 and December 31, 2006. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Long-term debt:

Long-term debt consists of the following:

	September 30, 2007
(in Millions)	Interest Rate Percentage	Maturity Date	9/30/2007	12/31/2006
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	3.90 –7.05	2007–2035	$216.5	$216.7
Debentures (less unamortized discounts of $0.1 million and $0.1 million, respectively)	7.75	2011	45.4	45.4
Medium-term notes (less unamortized discounts of $0.1 million at 12/31/06)	7.00	2008	77.5	117.4
European Credit Agreement	5.08	2010	166.9	196.4
Domestic Credit Agreement	5.37	2012	—	—
Other debt	—	—	—	0.1

Total debt			506.3	576.0
Less: debt maturing within one year			89.9	52.5

Total long-term debt			$416.4	$523.5

At September 30, 2007, we had $166.9 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to $196.4 million at December 31, 2006. Available funds under this facility were $143.0 million and $91.7 million at September 30, 2007 and December 31, 2006, respectively.

At both September 30, 2007 and December 31, 2006, we had no revolving credit facility borrowings under our Domestic Credit Agreement. Letters of credit outstanding under the Domestic Credit Agreement totaled $146.1 million and $144.5 million at September 30, 2007 and December 31, 2006, respectively. As such, available funds under the Domestic Credit Agreement were $453.9 million and $455.5 million at September 30, 2007 and December 31, 2006, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at September 30, 2007.

A more complete description of our European Credit Agreement is included in Note 11 to our 2006 consolidated financial statements in our Form 10-K.

Note 11: Discontinued Operations

Our results of discontinued operations comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2007	2006	2007	2006
Income/(Expense)
Income from sale of real estate property in San Jose (net of income tax expense of $9.9 million)	$—	$(0.1)	$—	$14.1
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax expense/(benefit)) of $0.1 million and $0.5 million and $0.3 million and $0.3 million for the three and nine months ended September 30, 2007 and 2006, respectively)	0.3	0.5	1.0	0.4
Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations (net of income tax benefit of $2.8 million and $12.3 million and $2.5 million and $4.7 million for the three and nine months ended September 30, 2007 and 2006, respectively)	(4.6)	(3.9)	(20.3)	(7.6)

Discontinued operations, net of income taxes	$(4.3)	$(3.5)	$(19.3)	$6.9

2007

During the first nine months of 2007, we recorded a $32.6 million ($20.3 million after-tax) charge to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $19.6 million ($12.1 million after-tax) related primarily to a provision to increase our reserves for environmental issues at our Middleport and Modesto sites. We also recorded increases to legal reserves and expenses in the amount of $13.0 million ($8.2 million after tax). See a rollforward of our environmental reserves in Note 12.

At September 30, 2007 and December 31, 2006, substantially all other discontinued operations reserves recorded on our condensed consolidated balance sheets were related to other post-retirement benefit liabilities, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 2001.

2006

On May 24, 2006, we completed the sale of 23 acres of land located in San Jose, California to the City of San Jose for $25.3 million. This sale resulted in income of $24.0 million ($14.1 million after tax). This sale completes the sale of land that was formerly used by our defense business, which was divested in 1997. We sold an adjacent 52 acres to the City of San Jose in February 2005 for $56.1 million.

During the first nine months of 2006, we also recorded a $12.3 million ($7.6 million after tax) charge to discontinued operations primarily related to legal reserves and expenses.

Note 12: Environmental Obligations

We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $192.7 million and $189.6 million, before recoveries, have been provided at September 30, 2007 and December 31, 2006, respectively.

At September 30, 2007 and December 31, 2006, expected recoveries were $35.4 million and $37.0 million, respectively, with the majority at each date relating to existing contractual arrangements with U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” balance totaling $19.4 million and $22.4 million at September 30, 2007 and December 31, 2006, or as “Other assets” totaling $16.0 million and $14.6 million at September 30, 2007 and December 31, 2006, respectively, in the condensed consolidated balance sheets. Cash recoveries recorded as realized claims against third parties were $3.6 million in the first nine months of 2007. Total cash recoveries recorded for the year ended December 31, 2006 were $3.6 million.

The long-term portions of environmental reserves, net of recoveries, totaling $167.4 million and $157.8 million at September 30, 2007 and December 31, 2006, respectively, are included in “Environmental liabilities, continuing and discontinued”. The short-term portion of continuing obligations is recorded as “Accrued and other liabilities”.

We have estimated that reasonably possible contingent environmental losses may exceed amounts accrued by as much as $70 million at September 30, 2007. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. However, we believe any such liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition and may be satisfied over the next twenty years or longer.

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2006 to September 30, 2007:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2006	$167.2

Provision (see Notes 9 and 11)	25.8
Spending, net of recoveries	(19.7)

Net Change	6.1

Total environmental reserves, net of recoveries at September 30, 2007	$173.3

Environmental reserves, current, net of recoveries (1)	$5.9
Environmental reserves, long-term continuing and discontinued, net of recoveries	167.4

Total environmental reserves, net of recoveries at September 30, 2007	$173.3

(1)	“Current” includes only those reserves related to continuing operations.

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

Our potentially dilutive securities include potential common shares related to our stock options and restricted stock. Diluted earnings per share (“Diluted EPS”) consider the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were no excluded potential common shares from Diluted EPS for the three and nine months ended September 30, 2007. There were approximately 392,000 potential common shares excluded from Diluted EPS for the three and nine months ended September 30, 2006.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions Except Share and Per Share Data)	2007	2006	2007	2006
Earnings (loss):
Income from continuing operations	$41.4	$38.6	$110.8	$112.2
Discontinued operations, net of income taxes	(4.3)	(3.5)	(19.3)	6.9

Net income	$37.1	$35.1	$91.5	$119.1

Basic earnings (loss) per common share
Continuing operations	$0.55	$0.50	$1.47	$1.46
Discontinued operations	(0.06)	(0.04)	(0.26)	0.09

Net income	$0.49	$0.46	$1.21	$1.55

Diluted earnings (loss) per common share
Continuing operations	$0.54	$0.49	$1.42	$1.41
Discontinued operations	(0.06)	(0.05)	(0.24)	0.09

Net income	$0.48	$0.44	$1.18	$1.50

Shares (in thousands):
Weighted average number of shares of common stock outstanding	75,210	76,748	75,589	76,852
Weighted average additional shares assuming dilution	2,118	2,268	2,190	2,468

Shares – diluted basis	77,328	79,016	77,779	79,320

Note 14: Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income for the three and nine months ended September 30, 2007 and 2006 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2007	2006	2007	2006
Net income	$37.1	$35.1	$91.5	$119.1
Other comprehensive income (loss):
Foreign currency translation adjustment	13.6	4.9	23.6	21.3
Net deferral of hedging gains/(losses)	1.1	(10.2)	8.2	(29.6)
Net realized actuarial gains/(losses) and prior service (cost) credits	0.6	—	1.6	—

Comprehensive income	$52.4	$29.8	$124.9	$110.8

Note 15: Stockholders’ Equity

Dividends and Share Repurchases

In 2006, the Board of Directors approved the initiation of a quarterly cash dividend of $0.09 per share. In April 2007, the Board announced its plan to increase the quarterly dividend by 17 percent from $0.09 to $0.105 per share commencing with the dividend paid in July 2007. A quarterly cash dividend of $0.105 per share was declared in August 2007, payable in October 2007. We declared dividends aggregating $22.8 million to our shareholders of record during the first nine months of 2007, and $7.9 million of this amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of September 30, 2007.

In 2006, the Board of Directors also authorized the repurchase of up to $150 million of our common stock. In April 2007, a new $250 million authorization was announced replacing the original $150 million program. Although the new repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect the program will be accomplished over the next two years. During the nine months ended September 30, 2007, we repurchased 1,915,154 of our shares at an aggregate cost of approximately $80 million, including 536,422 shares for approximately $20 million under the old program and 1,378,732 shares for approximately $60 million under the new program. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans.

See Note 1 for information regarding the stock split.

Note 16: Pensions and Other Postretirement Benefits

The following table summarizes the components of net annual benefit cost (income) for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Nine Months Ended September 30,
	Pensions		Other Benefits		Pensions		Other Benefits
(in Millions)	2007	2006	2007	2006	2007	2006	2007	2006
Components of net annual benefit cost:
Service cost	$4.3	$4.2	$0.1	$—	$14.2	$13.0	$0.2	$0.2
Interest cost	14.3	13.8	0.7	0.6	42.6	40.4	2.1	2.0
Expected return on plan assets	(18.4)	(16.6)	—	—	(53.9)	(49.0)	—	—
Amortization of prior service cost	0.4	0.5	(0.4)	(0.4)	1.2	1.5	(1.0)	(1.0)
Recognized net actuarial (gain) loss	1.4	1.5	(0.2)	(0.3)	3.8	4.1	(0.6)	(0.7)

Net periodic benefit cost from continuing operations	$2.0	$3.4	$0.2	$(0.1)	$7.9	$10.0	$0.7	$0.5

We made voluntary cash contributions to our U.S. defined benefit pension plan of $30.0 million in both the nine months ended September 30, 2007 and 2006. We expect that our total voluntary cash contributions to the plan for 2007 will be approximately $30 million.

Note 17: Income Taxes

FASB Interpretation No. 48

FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. We adopted this Interpretation on January 1, 2007. As a result of the implementation of FIN 48, we recognized a net increase in our liability for unrecognized tax benefits which was accounted for as a $2.8 million decrease to the January 1, 2007 balance of retained earnings. After adoption of FIN 48, the liability for unrecognized tax benefits was $43.1 million as of January 1, 2007. As of the date of adoption, we reasonably expected charges against the liability for unrecognized tax benefits of approximately $3 to 4 million within the next 12 months on account of settlements of tax audits. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $43.1 million.

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

Since the date of adoption, the liability for unrecognized tax benefits has increased by approximately $1.3 million to a balance of $44.4 million as of September 30, 2007. During the nine months ended September 30, 2007, we recognized no additional amounts for interest and penalties. We reasonably expect reductions in the liability for unrecognized tax benefits of up to $1 million within the next 12 months on account of expirations of statutes of limitations.

Note 18: Guarantees, Commitments, and Contingencies

We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

Guarantees

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at September 30, 2007:

(in Millions)	September 30, 2007
Guarantees:
—FMC Technologies, Inc. performance guarantees	$2.4
—Guarantees of vendor financing	22.0
—Foreign equity method investment debt guarantees	6.7

Total	$31.1

Other Commitments

We guarantee the performance by FMC Technologies, Inc (“Technologies”) of a debt instrument outstanding in the principal amount of $2.4 million as of September 30, 2007 and December 31, 2006.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $22.0 million and $25.6 million at September 30, 2007 and December 31, 2006, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of September 30, 2007, these guarantees had maximum potential payments of $6.7 million, compared to $8.2 million at December 31, 2006.

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us in the amount of €25 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of U.S. $30 million in our condensed consolidated statements of operations for the nine months ended September 30, 2006. This expense was included as a component of “Restructuring and other charges”. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a variable rate, which as of September 30, 2007, was 4.1 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At September 30, 2007, the amount of the letter of credit was €27.1 million (U.S. $36.9 million).

We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. Further, in February 2005, putative class action complaints were filed by both direct and indirect purchasers against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class of direct purchasers in January 2007. The producer-defendants have appealed the certification of the direct purchaser class to the U.S. Court of Appeals for the Third Circuit. While the class certification appeal is pending, discovery is proceeding in the U.S. District Court. A trial in the federal cases will not occur until late 2008. In early summer 2007, co-defendant Degussa agreed to a settlement with direct purchasers in the federal cases in an amount of $22 million; that settlement is still subject to final court approval. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada.

Another antitrust class action previously brought in Federal Court in the Eastern District of Pennsylvania alleging violations of antitrust laws involving our microcrystalline cellulose product was settled for $25.0 million, the same amount paid by our co-defendant Asahi Kasei Corporation. This amount has been reflected in “Restructuring and other charges” in our condensed consolidated statements of operations for the nine months ended September 30, 2006. The Court approved this settlement in November 2006. The claims of plaintiffs who opted out of the class settlement were also settled late in 2006 for $0.7 million. The parties have also reached an agreement to settle a related state court case pending in California, for a total of $2.5 million, with the Company and Asahi Kasei each contributing $1.25 million. This amount has been reflected as a component of “Restructuring and other charges” for the nine months ended September 30, 2007. This settlement is subject to the California state court’s approval. A third related state court case remains pending in Tennessee.

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

Note 19: Segment Information

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue
Agricultural Products	$192.7	$180.4	$660.2	$571.4
Specialty Chemicals	164.8	147.0	498.5	446.8
Industrial Chemicals	269.9	245.7	802.6	743.2
Eliminations	(0.8)	(0.9)	(2.7)	(2.8)

Total	$626.6	$572.2	$1,958.6	$1,758.6

Income (loss) from continuing operations before income taxes
Agricultural Products	$39.2	$28.5	$175.1	$127.7
Specialty Chemicals	33.5	27.0	108.6	94.3
Industrial Chemicals	24.6	21.3	63.7	75.5

Segment operating profit	97.3	76.8	347.4	297.5
Corporate	(12.0)	(11.3)	(39.5)	(33.8)
Other income (expense), net	(2.6)	(2.6)	(8.9)	(8.5)

Operating profit before the items listed below	82.7	62.9	299.0	255.2
Restructuring and other income/(charges), net (1)	(16.9)	(0.8)	(132.1)	(67.6)
In-process research and development (2)	(1.0)	—	(2.0)	(2.0)
Loss on extinguishment of debt (3)	(0.3)	—	(0.3)	—
Interest expense, net	(8.6)	(7.5)	(27.0)	(25.1)

Total	$55.9	$54.6	$137.6	$160.5

(1)	See Note 9 for details of restructuring and other charges. In addition to the line item “Restructuring and other charges” as presented in the condensed consolidated statements of operations this line item in the above reconciliation includes the following:

•

The amount for the nine months ended September 30, 2007 includes a gain of $0.4 million representing the difference between the carrying value of our remaining investment in the Astaris joint venture and cash received from the joint venture which represented a return on our investment. After this cash receipt, our investment in the Astaris joint venture is $0 at September 30, 2007. This gain is included in “Equity in (earnings) loss of affiliates” in the condensed consolidated statement of operations for the nine months ended September 30, 2007. In 2005, Astaris sold substantially all of the assets of its businesses and the buyers also assumed substantially all of the liabilities of Astaris as well.

•

This amount includes minority interest of $1.4 million associated with our decision to abandon a co-generation facility at Foret during the second quarter of 2007. This amount is shown in “Minority interest” on the condensed consolidated statements of operations for the nine months ended September 30, 2007.

•

Additionally, this amount includes a $6.1 million benefit related to a correction of LIFO inventory reserves related to prior periods. See Note 1 for more detail. This adjustment has been recorded as a component of “Costs of sales and services” in the condensed consolidated statements of operations for the three and nine months ended September 30, 2007.

Amounts for the three months ended September 30, 2007 related to Agricultural Products ($15.9 million), Industrial Chemicals ($6.0 million), Specialty Chemicals ($0.1 million) and Corporate ($5.1 million-benefit). Amounts for the three months ended September 30, 2006 related to Agricultural Products ($0.4 million) and Industrial Chemicals ($0.4 million).

Amounts for the nine months ended September 30, 2007 related to Agricultural Products ($91.3 million), Industrial Chemicals ($38.8 million), Specialty Chemicals ($1.9 million) and Corporate ($0.1 million). Amounts for the nine months ended September 30, 2006 related to Industrial Chemicals ($31.4 million), Specialty Chemicals ($24.1 million), Agricultural Products ($11.4 million) and Corporate ($0.7 million).

(2)	See Note 8 for details on this item.

(3)	See Note 10 for details on this item.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.

Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, “expects”, “should”, “could”, “may”, “will continue to”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section “Forward-Looking Statements” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”), the risk factors in Item 1A in Part 1 of the 2006 Form 10-K and similar disclaimers and risk factors in all other reports and forms filed with the Securities and Exchange Commission (“SEC”). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

We further caution that the list of risk factors in Item1A in Part 1 of the 2006 Form 10-K may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

FASB Interpretation No. 48

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. We adopted this Interpretation starting on January 1, 2007. See Note 17 to the condensed consolidated financial statements for further discussion regarding our adoption of this standard.

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

We had good performance across most of our business segments for the three and nine months ended September 30, 2007. Consolidated revenue increased 9.5 percent for the three months ended September 30, 2007, and increased 11.4 percent for the nine months ended September 30, 2007 compared to the prior respective periods. Segment operating profit, as presented in Note 19 to the condensed consolidated financial statements, also increased 26.7 percent for the three months ended September 30, 2007 and increased 16.8 percent for the nine months ended September 30, 2007 also compared to the prior respective periods. We continue to be impacted by higher energy costs and higher raw material costs. Included in our net income were various restructuring and other income and charges which are described in more detail below under “Results of Operations”. Our segment results for the three and nine months ended September 30, 2007 were impacted, in particular, by the following:

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

•

Industrial Chemicals segment operating profits for the nine months ended September 30, 2007 were unfavorably impacted by higher energy costs across its businesses and lower electricity selling prices in Spain, which more than offset higher selling prices and export volume growth in soda ash. However, for the three months ended September 30, 2007, Industrial Chemicals segment operating profit increased due to revenue gains and the benefit of higher electricity selling prices in Spain which more than offset higher energy and raw material costs.

In February 2006, the Board of Directors approved the initiation of a quarterly cash dividend of $0.09 per share. In April 2007, the Board announced its plan to increase the quarterly dividend by 17 percent from $0.09 to $0.105 per share commencing with the dividend paid in July 2007. We declared dividends aggregating $22.8 million to our shareholders of record during the first nine months of 2007.

In February 2006, the Board of Directors also authorized the repurchase of up to $150 million of our common stock. In April 2007, a new $250 million authorization was announced replacing the original $150 million program. During the nine months ended September 30, 2007, we repurchased 1,915,154 of our shares at an aggregate cost of approximately $80 million, including 536,422 shares for approximately $20 million under the old program and 1,378,732 shares for approximately $60 million under the new program.

On August 17, 2007, the Board of Directors of FMC declared a two-for-one split of our common stock to be effected in the form of a distribution payable of one newly issued share on September 13, 2007 for each share held as of the close of business on August 31, 2007. Trading in the common stock began on a post-split adjusted basis on September 14, 2007.

RESULTS OF OPERATIONS

Overview –

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2006		2007		2006
(in Millions, Except Per Share Data)		Per Share Diluted		Per Share Diluted		Per Share Diluted		Per Share Diluted
Consolidated Revenue	$626.6		$572.2		$1,958.6		$1,758.6
Net income	$37.1	$0.48	$35.1	$0.44	$91.5	$1.18	$119.1	$1.50
Net income included the following after-tax (income) charges:
Restructuring and other charges/(income), net (1)	10.8	0.13	0.5	0.01	82.5	1.06	53.2	0.68
In-process research and development	0.6	0.01	—	—	1.2	0.02	1.2	0.02
Loss on extinguishment of debt	0.2	0.01	—	—	0.2	0.01	—	—
Tax adjustments	—	—	1.3	0.01	(0.2)	(0.01)	1.3	0.01
Discontinued operations	4.3	0.06	3.5	0.05	19.3	0.24	(6.9)	(0.09)

After-tax income from continuing operations excluding restructuring and other income and charges (2)	$53.0	$0.69	$40.4	$0.51	$194.5	$2.50	$167.9	$2.12

(1)	In addition to the line item “restructuring and other charges” as presented in our condensed consolidated statement of operations this line in the above reconciliation includes the following:

•

Amount includes a gain of $0.4 million from the difference between the carrying value of our remaining investment in the Astaris joint venture and cash received from the joint venture which represented a return on our investment. This gain is included in “Equity in (earnings) of affiliates” in the condensed consolidated statement of operations for the nine months ended September 30, 2007. In 2005, Astaris sold substantially all of the assets of its business and the buyers assumed substantially all of the liabilities of Astaris.

•

This amount also includes minority interest of $1.4 million associated with our decision to abandon a co-generation facility at Foret during the second quarter of 2007. This amount is shown in “Minority interest” on the condensed consolidated statements of operations for the three and nine months ended September 30, 2007.

•

Additionally, this amount includes a $6.1 million ($3.8 million after-tax) benefit related to a correction of LIFO inventory reserves related to prior periods. See Note 1 to our condensed consolidated financial statements for further detail on this matter. This adjustment has been recorded as a component of “Costs of sales and services” in the condensed consolidated statements of operations for the three and nine months ended September 30, 2007.

The line item “Restructuring and other charges” as presented in our condensed consolidated statements of operations are discussed further in the Results of Operations discussions for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006.

(2)	We believe that the Non-GAAP financial measure “After-tax income from continuing operations, excluding restructuring and other income and charges,” and its presentation on a per-share basis, provide useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP. The after-tax charges (gains) included in net income presented in the chart above are discussed in the results of operations discussions below for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006.

See “Segment Results” for a detailed discussion of events affecting our results for the third quarter of 2007 and 2006.

CONSOLIDATED RESULTS – Three months ended September 30, 2007 compared to Three months ended September 30, 2006

In the discussion below, please refer to our condensed consolidated statement of operations included in Item I of this Form 10-Q as well as the after-tax charges included in net income in the above table. All comparisons are between the periods unless otherwise noted.

Revenue for the three months ended September 30, 2007 was $626.6 million, an increase of 9.5 percent compared to the $572.2 million recorded in the prior year. This increase is due to increased sales in all of our segments which are discussed separately below.

In-process research and development for the three months ended September 30, 2007 was $1.0 million ($0.6 million after-tax) as a result of our Agricultural Products segment entering into a collaboration and license agreement with a third-party company for the purpose of obtaining certain technology and intellectual property rights. No similar charge was incurred during the three months ended September 30, 2006.

Restructuring and other charges totaled $23.0 million ($14.6 million after-tax) in the third quarter of 2007 primarily as a result of the following:

•

A $14.5 million charge in our Agricultural Products segment due to continued charges related to our decision to phase-out operations at our Baltimore, Maryland agricultural chemicals facility by 2008. The charges for the three months ended September 30, 2007 consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $13.1 million, and (ii) severance and employee benefits of $1.4 million. The plant and equipment impairment charges were primarily the result of the acceleration of charges for assets at the facility to be abandoned before the end of their previously estimated useful life. We also expect to incur restructuring and other charges of approximately $35 to $45 million over the next three quarters primarily representing additional charges associated with fixed assets to be abandoned.

•	A charge of $4.0 million related to the abandonment of certain fixed assets at Foret which is part of our Industrial Chemicals segment.

•

Other charges of $4.5 primarily consisting of $1.0 million of charges related to continuing environmental sites which is a Corporate charge, $2.7 million of severance costs, of which $1.4 million related to our Industrial Chemicals segment and $1.3 million related to our Agricultural segment, and $0.8 million of other charges primarily related to Industrial Chemicals segment.

Restructuring and other charges totaled $0.8 in the third quarter of 2006 which were primarily associated with asset abandonment charges in our Industrial Chemicals segment and additional severance charges related to our research and development redeployment in our Agricultural Products segment.

Equity in (earnings) loss of affiliates was a loss of $0.4 million in the third quarter of 2007 as compared to income of $0.4 million in the prior year period. The change from the third quarter of 2006 to the third quarter of 2007 was not significant.

Interest expense, net for the third quarter of 2007 was $8.6 million, compared to $7.5 million for the third quarter of 2006. This increase was due mostly to higher foreign interest rates in the third quarter of 2007 as compared to the same period in the prior year.

Loss on extinguishment of debt was $0.3 million in the third quarter of 2007 representing losses related to the write off of certain deferred financing fees related to the our previous credit agreement which was replaced in the third quarter of 2007 with the new Domestic Credit Agreement. We did not incur any comparable charge in the third quarter of 2006.

Provision for income taxes was a provision of $14.5 million for the third quarter of 2007 compared to a provision of $16.0 million for the prior period resulting in effective tax rates of 25.9 percent and 29.3 percent, respectively. The change in effective tax rates is primarily a result of a change in the mix of domestic income, primarily due to the Baltimore restructuring charges incurred during the quarter, compared to income earned outside of the U.S. Income we earn outside the U.S. is typically taxed at rates lower than income earned domestically.

Discontinued operations, net of income taxes totaled a loss of $4.3 million for the three months ended September 30, 2007 compared to loss of $3.5 million for the three months ended September 30, 2006. The loss for the three months ended September 30, 2007 is primarily the result of environmental charges and charges for legal reserves and expenses related to discontinued operations.

In the third quarter of 2006, we recorded charges to discontinued operations primarily related to legal reserves and expenses.

Net Income increased to $37.1 million for the three months ended September 30, 2007 from $35.1 million for the prior period. The change was primarily due to higher segment operating profits in all of our segments partially offset by the restructuring and other charges primarily associated with the phase-out of our Agricultural Products plant in Baltimore, Maryland.

Other Financial Data

The following line items from our segment profit and loss statement are used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2006 consolidated financial statements on our 2006 10-K).

Corporate expenses were $12.0 million in third quarter of 2007 compared to $11.3 million in the third quarter of 2006. This increase was primarily due to higher incentive compensation expenses.

Other income (expense), net. Other expense was $2.6 million in the third quarter of 2007, essentially flat with the same period of 2006.

SEGMENT RESULTS – Three months ended September 30, 2007 compared to Three months ended September 30, 2006

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 19 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2006 consolidated financial statements in our 2006 Form 10-K.

Agricultural Products

(in Millions)	Three Months Ended September 30,		Increase/(Decrease)
	2007	2006	$	%
Revenue	$192.7	$180.4	12.3	6.8
Operating Profit	39.2	28.5	10.7	37.5

Revenue of $192.7 million increased 6.8 percent compared with the prior-year quarter. Sales increases were realized in all regions, but were particularly strong in Europe, Asia and Brazil. In Europe, sales benefited from more favorable weather conditions than a year ago, increased demand for bio-fuel crops and the growth of new product introductions. Sales in Asia increased on the strength of cotton, rice and sugar cane markets as well as more favorable weather conditions. Brazil continued to benefit from increased planted acres in key crops.

Segment operating profit in the quarter of $39.2 million increased 37.5 percent driven by the broad-based sales growth, continued supply chain productivity improvements and lower selling, administrative and research spending.

Specialty Chemicals

(in Millions)	Three Months Ended September 30,		Increase/(Decrease)
	2007	2006	$	%
Revenue	$164.8	$147.0	17.8	12.1
Operating Profit	33.5	27.0	6.5	24.1

Revenue of $164.8 million increased 12.1 percent over the prior year’s quarter, as both lithium and BioPolymer realized sales gains. Lithium revenue growth was largely driven by higher selling prices for primary lithium compounds and higher volumes and prices in our downstream product lines. BioPolymer realized good volume growth in pharmaceutical markets due to continued strong global demand for dry-tablet binders and disintegrants, and in food ingredients markets in core product lines, particularly in emerging markets in Asia and Latin America.

Specialty Chemicals’ operating profit of $33.5 million increased 24.1 percent versus the year ago quarter, as a result of higher selling prices and volume growth in lithium, strong commercial performance in BioPolymer and continued productivity improvements.

Industrial Chemicals

	Three Months Ended September 30,		Increase/(Decrease)
(in Millions)	2007	2006	$	%
Revenue	$269.9	$245.7	24.2	9.8
Operating Profit	24.6	21.3	3.3	15.5

Revenue of $269.9 million increased 9.8 percent versus the prior-year quarter, as a result of higher volumes and selling prices in soda ash and higher export volumes across the group. In soda ash, market conditions remain tight and increasing demand in the export markets remains the major driver of volume growth.

Segment operating profit of $24.6 million increased 15.5 percent versus the year ago quarter as the revenue gains and the benefit of higher electricity selling prices in Spain more than offset higher energy and raw material costs across the group.

CONSOLIDATED RESULTS – Nine months ended September 30, 2007 compared to Nine months ended September 30, 2006

Revenue for the nine months ended September 30, 2007 was $1,958.6 million, an increase of 11.4 percent compared to the $1,758.6 million recorded in the prior year. The increase was primarily due to increased sales across all of our segments, which are discussed separately below.

In-process research and development for the nine months ended September 30, 2007 was $2.0 million ($1.2 million after tax) compared to the $2.0 million ($1.2 million after tax) in the prior year. In-process research and development in the nine months ended September 30, 2007 was a result of our Agricultural Products segment acquiring further rights from a third-party company to develop their proprietary fungicide as well as our Agricultural Products segment entering into a collaboration and license agreement with a third-party company for the purpose of obtaining certain technology and intellectual property rights. For the nine months ended September 30, 2006, in-process research and development was a result of our Agricultural Products segment entering into development agreements with a third-party company whereby we were given the right to develop further one of such party’s products in certain geographic markets.

Restructuring and other charges totaled $140.0 million ($86.3 million after-tax) in the nine months ended September 30, 2007 versus $67.6 million ($53.2 million after-tax) in the prior year. Charges in the nine months ended September 30, 2007 are primarily related to $89.7 million of charges for our phase-out of the Agricultural Products chemical facility in Baltimore, Maryland in our Agricultural Products segment, the Solutia legal settlement of $22.5 million in our Industrial Chemicals segment and asset abandonment charges of $11.9 million at Foret which is part of our Industrial Chemicals business.

Additional restructuring and other charges for the nine months ended September 30, 2007 also included $5.0 million of severance costs, of which $3.7 million related to our Industrial Chemicals segment and $1.3 million related to our Agricultural Products segment. We also recorded $1.1 million of asset abandonment charges and $2.3 million of other charges primarily in our Industrial Chemicals segment, as well as $6.2 million relating to continuing environmental sites as a Corporate charge. For additional information regarding our restructuring activities during the nine months ended September 30, 2007, please see Note 9 to the condensed consolidated financial statements.

Charges in the nine months ended September 30, 2006 are primarily related to the €25 million European Commission fine (US $30.0 million) in our Industrial Chemicals segment, the MCC Legal Settlement of $25.0 million in our Specialty Chemicals segment, a $6.1 million charge for the abandonment of a building in our Agricultural Products segment and severance and asset abandonment charges of $5.2 million related to research and development redeployment in our Agricultural Products segment.

Equity in (earnings) loss of affiliates was earnings of $2.3 million in the first nine months of 2007 versus earnings of $1.7 million in the prior year period. The increase was attributable to a gain recorded at one of our equity method investments as a result of an insurance settlement during the nine months of 2007.

Interest expense, net for the first nine months of 2007 increased to $27.0 million compared to $25.1 million in the prior year period due to higher foreign interest rates.

Loss on extinguishment of debt was $0.3 million for the nine months ended September 30, 2007 which represented losses related to the write off of certain deferred financing fees related to our previous credit agreement which was replaced in the third quarter of 2007 with our new Domestic Credit Agreement. We did not incur any comparable charge in the nine months ended September 30, 2006.

Provision for income taxes was a provision of $26.8 million for the first nine months of 2007 compared to a provision of $48.3 million for the prior year period resulting in effective tax rates of 19.4% and 30.0%, respectively. The change in effective tax rates is the result of a change in the mix of domestic income, primarily due to domestic restructuring charges incurred in 2007, compared to income earned outside the U.S. Contributing to this decrease is the effect on the tax rate from the €25 million (U.S. $30 million) European Commission fine related to the prior year period that is nondeductible for tax purposes.

Discontinued operations, net of income tax totaled a loss of $19.3 million for the nine months ended September 30, 2007 compared to income of $6.9 million for the nine months ended September 30, 2006. The loss for the nine months ended September 30, 2007 is primarily related to environmental charges associated with our Middleport and Modesto sites and charges for legal reserves and expenses related to discontinued operations. The gain for the nine months ended September 30, 2006 is related to $24.0 million of income ($14.1 million after tax) from the sale of real estate property in San Jose, California related to our former Defense business, offset primarily by $12.3 million ($7.6 million after tax) of legal reserves and expenses related to discontinued operations.

Net Income decreased to $91.5 million for the nine months ended September 30, 2007 from $119.1 million for the prior period, primarily attributable to changes in the after-tax items included in net income described above, primarily the restructuring charge related to the phase-out of our Agricultural Products facility in Baltimore, Maryland. Additionally, net income in 2007 was favorably impacted by higher earnings in our Agricultural Products and Specialty Chemicals segments.

Other Financial Data

The following line items from our segment profit and loss statement are used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2006 consolidated financial statements in our 2006 Form 10-K).

Corporate expenses were $39.5 million in the first nine months of 2007 compared to $33.8 million one year ago due to higher incentive compensation expenses and operating system upgrades.

Other income (expense), net. Other expense increased to $8.9 million in the third quarter of 2007, essentially flat as compared to the expense of $8.5 million in the same period of 2006.

SEGMENT RESULTS – Nine months ended September 30, 2007 compared to Nine months ended September 30, 2006

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relates to our businesses at the segment level is discussed in Note 19 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2006 consolidated financial statements in our 2006 Form 10-K.

Agricultural Products

	Nine Months Ended September 30,		Increase/(Decrease)
(in Millions)	2007	2006	$	%
Revenue	$660.2	$571.4	88.8	15.5
Operating Profit	175.1	127.7	47.4	37.1

Revenue in Agricultural Products was $660.2 million, an increase of 15.5 percent versus the prior-year period. Higher sales were realized in all geographic regions, but were particularly strong in Brazil due to increased planted acres in sugar cane, corn and cotton and in Europe driven primarily by increased demand for biofuel crops, more favorable weather conditions than a year ago and the benefit of a stronger Euro.

Segment operating profit of $175.1 million increased 37.1 percent versus the first nine months of 2006 as a result of the higher sales and continued supply chain productivity improvements, which more than offset higher raw material and energy costs and increased spending on growth initiatives.

In 2007, full-year revenue growth in the mid-teens is expected as a result of a healthy global agricultural economy, new product introductions and increased demand for biofuels. Full-year segment operating profit is expected to be up 35-40 percent as a result of the strong sales growth, and further supply chain productivity improvements partially offset by higher selling and distribution costs due to higher sales.

In our Agricultural Products segment, several products are undergoing re-registration in the U.S. and a comparable regulatory review by European Union (EU) governmental authorities. In August 2006, the U.S. Environmental Protection Agency issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide. The IRED proposes cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses. FMC does not agree with the scientific analysis or conclusions in the IRED. We are vigorously defending the U.S. registration and have conducted new studies to address EPA’s stated concerns; we will undertake other appropriate actions to seek to maintain carbofuran as a registered product. In July 2007, the EPA published a notice that it may hold a Scientific Advisory Panel meeting in February 2008 to evaluate issues relevant to “Scientific Issues Associated with the Agency’s Proposed Action Under FIFRA 6 (b) Notice of Intent to Cancel Carbofuran”. The IRED is not a final agency action and is therefore subject to change, and EPA has not issued a Notice of Intent to Cancel. FMC can continue to sell carbofuran in the United States at this time.

In November 2006, the EU Commission’s Standing Committee on Animal Health and Food Chain voted not to include our carbofuran, carbosulfan and cadusafos products on the official list of active ingredients approved for continued sale in the EU. We believe the Committee’s decision was based on a flawed underlying scientific review, and we have initiated litigation against the European Food Safety Authority. In June 2007, the European Commission published its decisions not to include carbofuran, carbosulfan and cadusafos on the official list of active ingredients approved for continued sale in the European Union. The published decisions require EU Member States to de-register the products within 6 months (i.e., December 2007); upon losing national registration, FMC will no longer be able to sell these products for distribution in those countries. The Commission decision requires that channel sales generally cease within 12 months afterwards. We disagree with the Commission and have initiated litigation in the European Community courts, seeking annulment of the carbofuran and carbosulfan decisions. We have re-submitted cadusafos for approval on the official list and plan to re-submit carbofuran and carbosulfan in parallel with our litigation. The outcome of these cases and our regulatory resubmissions is uncertain. We currently anticipate that lost sales attributable to the cancellation of EU registrations for carbofuran, carbosulfan and cadusafos will not have a significant impact on Agricultural Products’ earnings in 2007 or 2008.

We intend to vigorously defend all our products in the U.S. and EU regulatory processes. Several of FMC’s pesticide products will be reviewed in the ordinary course of regulatory programs during 2007 as part of the ongoing cycle of re-registration in countries around the world.

Specialty Chemicals

	Nine Months Ended September 30,		Increase/(Decrease)
(in Millions)	2007	2006	$	%
Revenue	$498.5	$446.8	51.7	11.6
Operating Profit	108.6	94.3	14.3	15.2

Revenue in Specialty Chemicals was $498.5 million, an increase of 11.6 percent versus the prior-year period, driven by higher selling prices and volumes for primary lithium compounds and strong commercial performance in BioPolymer.

Segment operating profit of $108.6 million increased 15.2 percent versus the year-earlier period due to higher sales and continued productivity improvements, which more than offset increased energy and raw material costs.

In 2007, full-year revenue growth in the low-teens percent is expected as a result of higher volumes and selling prices in both lithium and BioPolymer. Full-year segment operating profit is expected to be up approximately 20 percent as a result of higher sales and the benefit of continued productivity improvements.

Industrial Chemicals

	Nine Months Ended September 30,		Increase/(Decrease)
(in Millions)	2007	2006	$	%
Revenue	$802.6	$743.2	59.4	8.0
Operating Profit	63.7	75.5	(11.8)	(15.6)

Revenue in Industrial Chemicals was $802.6 million, an increase of 8 percent versus the prior-year period, as a result of higher volumes and selling prices for soda ash.

Segment operating profit of $63.7 million decreased 15.6 percent versus the year-earlier period, as higher energy and raw material costs across the segment and lower electricity selling prices in Spain more than offset the positive impact of higher sales.

In 2007, full-year revenue growth of approximately 10 percent is expected as a result of higher volumes and selling prices in soda ash and volume growth in Foret. Full-year segment operating profit is expected to be down approximately 5 percent as aggregate price and volume benefits are offset by higher energy and raw material costs across the group and lower electricity selling prices in Spain.

LIQUIDITY AND CAPITAL RESOURCES

Domestic Credit Agreement Refinancing

On August 28, 2007, we executed a new Domestic Credit Agreement (“the Agreement”) which provided for a five-year, $600 million revolving credit facility. The proceeds from this facility are available for general corporate purposes, including issuing letters of credit up to a $300 million sub-limit. The Agreement also contains an option under which, subject to certain conditions, we may request an increase in the facility to $1 billion

There were no borrowings under the new facility at inception, and our prior credit agreement dated as of June 21, 2005 was terminated at that time. Obligations under the prior credit agreement and related transaction costs, fees, and expenses for the new Agreement were paid with available cash.

Loans under the new facility bear interest at a floating rate, either a base rate as defined, or the applicable Eurocurrency rate for the relevant term plus an applicable margin. The initial margin is 0.35 percent per year, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At September 30, 2007, if we had borrowings under our Domestic Credit Agreement, then the applicable rate would have been 5.37 percent per annum.

In connection with entering into the Domestic Credit Agreement, we wrote off $0.3 million of deferred financing fees associated with our previous credit agreement. These fees were previously a component of “Other assets” in our condensed consolidated balance sheet and were recorded as “Loss on extinguishment of debt” in the condensed consolidated statements of income for the three and nine months ended September 30, 2007.

European Credit Agreement

In addition to our Domestic Credit Agreement, we have a credit agreement (the “European Credit Agreement”) which provides for an unsecured revolving credit facility in the amount of €220 million. At September 30, 2007, the U.S. dollar-equivalent amount was $309.9 million. Borrowings may be denominated in euros or U.S. dollars. FMC and our Dutch finance subsidiary’s direct parent provide guarantees of amounts due under the European Credit Agreement.

Loans under the European Credit Agreement bear interest at a eurocurrency base rate, which for loans denominated in euros is the Euro Interbank Offered Rate, and for loans denominated in dollars is LIBOR in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the rating assigned to the facility or, if the facility is not rated, to FMC by each of Moody’s and S&P. At September 30, 2007, the applicable margin was 0.40 percent and the applicable all-in borrowing rate was 5.08 percent per annum.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at September 30, 2007.

At September 30, 2007, we had $166.9 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to $196.4 million at December 31, 2006. Available funds under this facility were $143.0 million and $91.7 million at September 30, 2007 and December 31, 2006, respectively.

At both September 30, 2007 and December 31, 2006, we had no revolving credit facility borrowings under our Domestic Credit Agreement. Letters of credit outstanding under our Domestic Credit Agreement totaled $146.1 million and $144.5 million at September 30, 2007 and December 31, 2006, respectively. As such, available funds under our Domestic Credit Agreement were $453.9 million and $455.5 million at September 30, 2007 and December 31, 2006, respectively.

Cash and cash equivalents at September 30, 2007 and December 31, 2006 were $115.9 million and $165.5 million, respectively. At September 30, 2007, we had total debt of $572.1 million as compared to $629.7 million at December 31, 2006. This included $416.4 million and $523.5 million of long-term debt (excluding current portions of $89.9 million and $52.5 million) at September 30, 2007 and December 31, 2006, respectively. Short-term debt, which consists solely of foreign borrowings, increased to $65.8 million at September 30, 2007 compared to $53.7 million at December 31, 2006.

Statement of Cash Flows

Cash provided by operating activities of continuing operations was $230.1 million for the nine months ended September 30, 2007 compared to $251.1 million for the nine months ended September 30, 2006. The primary decrease in cash provided by operating activities reflected an increase in accounts receivable and inventories due to higher sales which was partially offset by higher earnings and changes in other operating asset and liability accounts during the period.

Cash required by operating activities of discontinued operations was $29.6 million for the first nine months of 2007 compared to $9.8 million for the first nine months of 2006. This change was primarily due to the absence of proceeds from the sale of land in San Jose, California that was included in the nine months ended September 30, 2006 and other investing activities representing increases to long-term deferred costs partially offset by lower capital expenditures as compared to the prior year period.

Cash required by investing activities was $78.6 million for the nine months ended September 30, 2007 compared to $68.3 million for the nine months ended September 30, 2006. The change in the nine months of 2007 was driven primarily by lower proceeds from the sales and returns of investments and assets held for sale partially offset by lower capital expenditure as compared to the prior year period.

Cash required by financing activities was $174.7 million for the first nine months of 2007 compared to $124.7 million for the first nine months of 2006. This change is due primarily to the repayment of debt principal, repurchases of common stock and lower issuances of common stock, offset by increases to short-term debt borrowings.

During the first nine months of 2007 and 2006, we contributed approximately 2,000 and 378,000 shares of treasury stock to our employee benefit plans having a cost of approximately $0.1 and $11.5 million, respectively, which is considered a non-cash activity.

Commitments and Other Potential Liquidity Needs

We expect our cash needs for the remainder of 2007 to include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividends, environmental spending and restructuring. We plan to meet our liquidity needs through cash on-hand, cash generated from operations and borrowings under our $600 million Domestic Credit Agreement.

We guarantee the performance by FMC Technologies, Inc. of a debt instrument outstanding in the principal amount of $2.4 million as of September 30, 2007 and December 31, 2006. We also guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. In addition, we guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of September 30, 2007 these guarantees had maximum potential payments of $6.7 million as compared to $8.2 million as of December 31, 2006.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $22.0 million and $25.6 million at September 30, 2007 and December 31, 2006, respectively, and are recorded on the condensed consolidated balance sheets for each date as guarantees of vendor financing.

We continually evaluate our options for divesting real estate holdings and property, plant and equipment that are no longer integral to any of our core operating businesses.

Projected 2007 spending includes approximately $30 million of environmental remediation spending. This spending does not include expected spending of approximately $10 million in 2007 on capital projects relating to environmental control facilities. Also we expect to spend in the range of approximately $25 million to $26 million annually in 2007 for environmental compliance costs, which we will include as a component of cost of sales in our condensed consolidated statements of operations since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls above the foregoing projections.

On August 17, 2007, our Board of Directors approved a quarterly cash dividend of $0.105 per share. On October 18, 2007, we paid dividends aggregating $7.9 million to our shareholders of record as of September 28, 2007. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of September 30, 2007. We declared dividends totaling $22.8 million to our shareholders of record during the first nine months of 2007.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over the next two years. The new $250 million share repurchase program replaces the $150 million program authorized in February 2006. During the nine months ended September 30, 2007, we repurchased 1,915,154 of our shares at an aggregate cost of $80 million, including 536,422 shares for approximately $20 million under the old program and 1,378,732 shares for approximately $60 million under the new program. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans.

Contingencies

When FMC Technologies, Inc. was split from us in 2001, we entered into a tax sharing agreement wherein each company is obligated for those taxes associated with its respective business, generally determined as if each company filed its own consolidated, combined or unitary tax returns for any period where Technologies is included in the consolidated, combined or unitary tax return of us or our subsidiaries. The statute of limitations for the 2001 U.S. federal income tax year has now closed and no questions regarding the spin-off were raised during the IRS audit for 2000-2001, therefore any liability for taxes if the spin-off of FMC Technologies, Inc. were not tax free due to an action taken by Technologies has been favorably concluded. The tax sharing agreement continues to be in force with respect to certain items, which we do not believe would have a material effect on our financial condition or results of operations.

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us in the amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of U.S. $30.0 million in our condensed consolidated statements of operations for the nine months ended September 30, 2006. This expense was included as a component of “Restructuring and other charges”. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a variable rate, which as of September 30, 2007, was 4.1 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At September 30, 2007, the amount of the letter of credit was €27.1 million (U.S. $36.9 million).

We also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. Further, in February 2005 putative class action complaints were filed by both direct and indirect purchasers against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class of direct purchasers in January 2007. The producer-defendants have appealed the certification of the direct purchaser class to the U.S. Court of Appeals for the Third Circuit. While the class certification appeal is pending, discovery is proceeding in the U.S. District Court. A trial in the federal cases will not occur until late 2008. In early summer 2007, co-defendant Degussa agreed to a settlement with direct purchasers in the federal cases in an amount of $22 million; that settlement is still subject to final court approval. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada.

Another antitrust class action previously brought in Federal Court in the Eastern District of Pennsylvania alleging violations of antitrust laws involving our microcrystalline cellulose product was settled for $25.0 million, the same amount paid by our co-defendant Asahi Kasei Corporation. This amount has been reflected in “Restructuring and other charges” in our condensed consolidated statements of operations for the nine months ended September 30, 2006. The Court approved this settlement in November 2006. The claims of plaintiffs who opted out of the class settlement were also settled late in 2006 for $0.7 million. The parties have also reached an agreement to settle a related state court case pending in California, for a total of $2.5 million, with the Company and Asahi Kasei each contributing $1.25 million. This amount has been reflected in “Restructuring and other charges” in our condensed consolidated statements of operations for the nine months ended September 30, 2007. This settlement is subject to the California state court’s approval. A third related state court case remains pending in Tennessee.

We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Based on information currently available and established reserves the ultimate resolution of our known contingencies, including the matters described in Note 18 to our condensed consolidated financial statements, is not expected to have a material adverse effect on our consolidated financial position or liquidity. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

At September 30, 2007, our net financial instrument position was a net liability of $14.8 million compared to a net liability of $24.8 million at December 31, 2006. The change in the net financial instrument position was due primarily to lower unrealized losses in our commodity portfolio partially offset by higher unrealized losses in our foreign exchange portfolio.

Commodity Price Risk

Energy costs are approximately 12 percent of our cost of sales and services and are well balanced among coal, electricity, natural gas, and to a lesser extent, oil. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of natural gas and oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2007 and December 31, 2006, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease of the net liability position of $12.1 million and $13.6 million at September 30, 2007 and December 31, 2006, respectively. As a result, at September 30, 2007, the net liability position would become a net asset position. A 10 percent decrease in energy market prices would have resulted in an increase in the net liability position of $12.1 million and $13.6 million at September 30, 2007 and December 31, 2006, respectively.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2007 and December 31, 2006, with all other variables (including interest rates) held constant. A 10 percent strengthening of the hedged currencies versus our functional currencies would have resulted in an increase of $22.8 million in the net liability position and a decrease of $19.4 million in the net asset position at September 30, 2007, and December 31, 2006, respectively. As a result, at December 31, 2006, the net asset position would have become a net liability position. A 10% weakening of the hedged currencies versus our functional currencies would have resulted in a decrease of $22.1 million in the net liability position and an increase of $17.9 million in the net asset position at September 30, 2007, and December 31, 2006, respectively. As a result, at September 30, 2007, the net liability position would have become a net asset position.

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements. As of September 30, 2007, we had no such swap agreements in place.

Our debt portfolio, at September 30, 2007, is composed of 52 percent fixed-rate debt and 48 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of foreign bank borrowings, variable-rate industrial and pollution control revenue bonds, and borrowings under our European Credit Agreement. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate instruments in our debt portfolio at September 30, 2007, a one percentage point increase or decrease in interest rates then in effect would have increased or decreased interest expense for the first nine months of the year by $2.1 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2007. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of September 30, 2007, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2007 and 2006 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended, (not presented herein), and in our report dated February 26, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania

November 6, 2007

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There has been no material change in the significant legal proceedings from the information reported in Part I, Item 3 of our 2006 Form 10-K. See Note 18 to our condensed consolidated financial statements included in this Form 10-Q.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors reported in the Part I, Item 1A of our 2006 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES

As of	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Programs	Total Dollars Purchased under the Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs
Q1 2007	592,306	$37.40	536,422	$19,999,938	$39,990,511
Q2 2007	768,686	$42.18	705,752	29,999,990	$220,000,010
July 1-31, 2007	73,686	$44.58	73,000	3,254,223	$216,745,787
August 1-31, 2007	481,200	$43.98	481,200	21,161,938	$195,583,849
September 1-30, 2007	123,018	$46.95	118,780	5,583,804	$190,000,045
Q3 2007	677,904	$44.58	672,980	29,999,965	$190,000,045

Total 2007	2,038,896	$41.59	1,915,154	$79,999,893	$190,000,045

On April 24, 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. The new $250 million share repurchase program replaces the $150 million program authorized in February 2006. During the nine months ended September 30, 2007, we repurchased 1,915,154 of our shares at an aggregate cost of approximately $80 million, including 536,422 shares for approximately $20 million under the old program and 1,378,732 shares for approximately $60 million under the new program.

We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans, and such reacquisitions are included in the share repurchases reported under this Item.

ITEM 6.	EXHIBITS

Exhibits

*3.2	Restated Bylaws of FMC Corporation (as of August 17, 2007) (Exhibit 3.2 to FMC Corporation’s Current Report on Form 8-K filed on August 17, 2007)

*10.1	Credit Agreement, dated as of August 28, 2007, among FMC Corporation and certain Foreign Subsidiaries, the Lenders and Issuing Bank Named Therein, Citibank, N.A., as Administrative Agent, Wachovia Bank, National Association, as Documentation Agent, Citigroup Global Markets Inc., Banc of America Securities LLC and Wachovia Securities, Inc., as Joint Lead Arrangers and Co-Book Managers and Bank of America, N.A., as Syndication Agent (Exhibit 3.2 to FMC Corporation’s Current Report on Form 8-K filed on August 29, 2007).

10.2†	FMC Corporation Incentive Compensation and Stock Plan (As Amended and Restated Through September 13, 2007)

10.3†	FMC Corporation Compensation Plan For Non-Employee Directors (As Amended and Restated Through August 17, 2007)

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF FMC CORPORATION

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Exhibit No.	Exhibit Description
*3.2	Restated Bylaws of FMC Corporation (as of August 17, 2007) (Exhibit 3.2 to FMC Corporation’s Current Report on Form 8-K filed on August 17, 2007)

*10.1	Credit Agreement, dated as of August 28, 2007, among FMC Corporation and certain Foreign Subsidiaries, the Lenders and Issuing Bank Named Therein, Citibank, N.A., as Administrative Agent, Wachovia Bank, National Association, as Documentation Agent, Citigroup Global Markets Inc., Banc of America Securities LLC and Wachovia Securities, Inc., as Joint Lead Arrangers and Co-Book Managers and Bank of America, N.A., as Syndication Agent (Exhibit 3.2 to FMC Corporation’s Current Report on Form 8-K filed on August 29, 2007).

10.2†	FMC Corporation Incentive Compensation and Stock Plan (As Amended and Restated Through September 13, 2007)

10.3†	FMC Corporation Compensation Plan For Non-Employee Directors (As Amended and Restated Through August 17, 2007)

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

By:	/s/ W. KIM FOSTER
W. Kim Foster
Senior Vice President and Chief Financial Officer

Date: November 6, 2007