Form 10-K
period 2007-12-31
FMC CORP
filed 2008-02-25
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2007

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALLER REPORTING COMPANY. SEE THE DEFINITIONS OF “LARGE ACCELERATED FILER”, “ACCELERATED FILER,” AND “SMALLER REPORTING COMPANY” IN RULE 12b-2 OF THE EXCHANGE ACT. (CHECK ONE):

LARGE ACCELERATED FILER    ☒    ACCELERATED FILER    ☐    NON-ACCELERATED FILER    ☐ SMALLER REPORTING COMPANY    ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE ACT.).    YES  ☐    NO  ☒

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2007, THE LAST DAY OF THE REGISTRANT’S SECOND FISCAL QUARTER WAS $3,380,548,415. THE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES EXCLUDES THE VALUE OF THOSE SHARES HELD BY EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.10 PAR VALUE, OUTSTANDING AS OF DECEMBER 31, 2007 WAS 75,129,401.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2008 Annual Meeting of Stockholders	Part III

FMC Corporation

2007 Form 10-K Annual Report

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

On August 17, 2007, the Board of Directors of FMC declared a two-for-one split of our common stock (the “Stock Split”) effected in the form of a distribution of one newly issued share paid on September 13, 2007 with respect to each share held as of the close of business on August 31, 2007. Trading in the common stock on a post-split adjusted basis began on September 14, 2007. The number of shares outstanding and related prices, per share amounts, share conversions, and share based data throughout this Form 10-K have been adjusted to reflect the Stock Split for all prior periods presented.

ITEM 1.	BUSINESS

General

We are a diversified, global chemical company providing innovative solutions, applications and market-leading products to a wide variety of markets. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Our Agricultural Products segment primarily focuses on insecticides, which are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of pests and in pest control for non-agricultural applications, and on herbicides, which are used to reduce the need for manual or mechanical weeding by inhibiting or preventing weed growth. Specialty Chemicals consists of our BioPolymer and lithium businesses and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding, encapsulation and disintegrant applications, ultrapure biopolymers for medical devices and lithium specialties for pharmaceutical synthesis, specialty polymers and energy storage. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens and phosphorus chemicals.

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

	Herbicides	Synthetic chemical intermediates	Protection of crops, including cotton, maize, soybeans, rice, sugarcane, cereals, fruits and vegetables, turf and roadsides from weed growth

Specialty Chemicals	Microcrystalline Cellulose	Specialty pulp	Drug dry tablet binder and disintegrant, food ingredient

	Carrageenan	Refined seaweed	Food ingredient for thickening and stabilizing, encapsulants for pharmaceutical and nutraceutical

	Alginates	Refined seaweed	Food ingredients, pharmaceutical excipient, wound care, orthopedic uses and industrial uses

Segment	Product	Raw Materials	Uses
	Lithium	Mined lithium	Pharmaceuticals, polymers, batteries, greases and lubricants, air conditioning and other industrial uses

Industrial Chemicals	Soda Ash	Mined trona ore	Glass, chemicals, detergents

	Peroxygens	Hydrogen	Pulp & paper, chemical processing, detergents, antimicrobial disinfectants, environmental applications, electronics, and polymers

	Phosphorus Chemicals	Mined phosphate rock	Detergents, cleaning compounds, animal feed

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

Revenues by Region - 2007	Long-lived Assets by Region - 2007

Revenue: $2,632.9 million	Long-lived Assets: $1,280.3 million

Our Strategy

Our corporate strategy is balanced between driving growth and innovation within our Specialty Chemicals and Agricultural Products segments and generating strong cash flow in our Industrial Chemicals segment. Our long-term objectives are as follows:

Realize the operating leverage inherent in our businesses.    We intend to maximize earnings growth and return on capital by maintaining or enhancing our market positions, reducing costs and prudently managing our asset base. In soda ash, we continually strive to optimize our proprietary and low-cost solution mining and longwall mining techniques, thereby reducing our production costs, which we believe are already the lowest in the industry. In Foret, we have selectively shut down higher cost production capacity to improve profitability. These initiatives have positioned our Industrial Chemicals business to profitably benefit from higher capacity utilization rates. In Agricultural Products, we began to phase out operations at our Baltimore, Maryland facility as part of our ongoing program to reduce manufacturing costs by producing our products and/or intermediates in lower-cost locations. Agricultural Products also benefits from its efforts to continually streamline its supply chain and reduce logistics costs.

Maintain strategic and financial flexibility.    Going forward, we expect continued, sustained growth in our operating profit and resulting cash provided by operating activities. Furthermore, our businesses will meet future expected demand growth through a combination of debottlenecking current production, restarting mothballed capacity and sourcing from third parties. Lastly, we continue to explore asset sale opportunities. In the second quarter of 2006, we entered into an agreement with the Princeton Healthcare System to sell the FMC Research Center Facility in Princeton, New Jersey. This sale is expected to close in the first half of 2008. We intend to reinvest a portion of these proceeds into new, more cost efficient research facilities for our Agricultural Products and Specialty Chemicals businesses.

Focus the portfolio on higher growth businesses.    Our goal is to achieve the highest overall growth while continuing to generate returns above our cost of capital. In this regard, we intend to focus on building upon our core franchises in the food ingredient, pharmaceutical, energy storage, crop protection and non-agricultural pest control markets that exist within the Specialty Chemicals and Agricultural Products segments. Internal development will continue to be a core element of our growth strategy. Our BioPolymer business is developing new pharmaceutical delivery systems and ultra-pure biopolymers for medical devices, and working closely with top global food companies in the development of new health and convenience foods. Our lithium business is developing applications for energy storage markets to serve the rapid growth in global demand for hand-held electronic devices. Our Agricultural Products business is testing proprietary product differentiating technologies which could improve the biological efficacy and/or the cost competitiveness of existing and new chemistries, thereby potentially enhancing those products’ market acceptance and value to end-users. Product or business acquisitions, in-licensing, alliances and equity ventures are strategic options to enhance our technology offerings, broaden our market access and extend our geographic footprint. Each growth opportunity will be evaluated in the context of continued value creation for our shareholders, including the degree to which the opportunity complements one of our existing franchises, generates substantial synergies and are accretive to earnings. In addition, we intend to divest any business that cannot sustain a return above its cost of capital.

Financial Information about Our Business Segments

See Note 19 to our consolidated financial statements included in this Form 10-K. Also see below for selected financial information related to our segments.

Agricultural Products

Financial Information (In Millions)

Agricultural Products: Revenue and Operating Margin 2003-2007	Agricultural Products: Capital Expenditures and Depreciation and Amortization 2003-2007

Overview

Our Agricultural Products segment, which represents approximately 34 percent of our 2007 consolidated revenues, develops, manufactures and sells a portfolio of crop protection, professional pest control and lawn and garden products. Our innovation and growth efforts focus on developing environmentally compatible solutions that can effectively increase farmers’ yields and provide more cost-effective alternatives to older chemistries to which insects or weeds may have developed resistance. Over the last several years, we restructured and redeployed our R&D resources to focus our innovation efforts towards accelerating the delivery of new products and productivity-enhancing technologies to our customers. Our goal is to shorten the innovation cycle and provide quicker payback on development and technology spending.

We differentiate ourselves by our focused strategy in selected products, crops and markets coupled with our low-cost manufacturing strategy. We are continually working to gain access to proprietary chemistries and technologies from third parties which are complementary to our existing products and market focus. We are encouraged by our progress in licensing and partnering to create proprietary products, developing technically advanced delivery systems and commercializing unique product premixes and combinations. We are optimistic that these efforts will continue to result in sales and profit growth over the next few years.

Products and Markets

Agricultural Products: 2007 Sales Mix	Agricultural Products: 2007 Revenue by Region

Agricultural Products provides a wide range of proprietary, branded products—based on both patented and off-patent technologies—for global crop protection, professional pest control, and lawn and garden markets. Product branding is a prevalent industry practice used to help maintain and grow market share by promoting end-user recognition and product and supplier reputation. Agricultural Products enjoys relatively strong niche positions in crop and non-crop market segments in the Americas, Europe and other parts of the world and derived approximately 78 percent of its revenue from outside North America in 2007.

Insecticides represent the majority of our sales in the Agricultural Products segment, particularly pyrethroid and carbamate chemistries, in which we maintain leading market positions based on revenues. Pyrethroids are a major class of insecticides whose efficient application rates and cost competitiveness are differentiated compared to most other classes of insecticides. They are most effective against worm pests. Carbamates are broad spectrum insecticides used to control a wide variety of pests in both soil and foliar applications. Our proprietary herbicides have grown significantly over the last several years. Our herbicide portfolio primarily targets niche uses and controls a wide variety of difficult-to-control weeds. We are also selectively evaluating opportunities to enhance our market position in fungicides, so that we can broaden our portfolio across the three major pesticide categories, i.e. insecticides, herbicides and fungicides.

The following table summarizes the principal product chemistries in Agricultural Products and the principal uses of each chemistry:

			Cotton	Corn	Rice	Cereals	Fruits, Vegetables	Soybeans	Sugar Cane	Tobacco	Oil Seed Rape	Prof.Pest Control Home & Garden
Insecticides	Pyrethroids	permethrin	X	X	X	X	X	X		X		X
		cypermethrin	X	X	X	X	X	X		X		X
		bifenthrin	X	X		X	X	X	X	X	X	X
		zeta-cypermethrin	X	X	X	X	X	X	X		X	X
	Carbamates	carbofuran	X	X	X	X	X	X	X	X
		carbosulfan	X	X	X	X	X	X	X	X
	Other	cadusafos					X			X
Herbicides		carfentrazone-ethyl	X	X	X	X	X	X	X			X
		clomazone	X		X		X	X	X	X	X
		sulfentrazone					X	X	X	X		X

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

We access the market in key Western European markets through the Belgian-based pesticide distribution company, Belchim Crop Protection N.V., in which we have an ownership interest. We also have joint venture arrangements with Nufarm Limited in several key countries in Eastern Europe, which should allow us to capitalize on anticipated growth in this part of Europe. In North America, we access the market through several major national and regional distributors and recently strengthened our access capabilities by signing a long-term distribution agreement with Nufarm to market and sell a number of proprietary chemistries in Canada. Through these and other alliances, along with our own targeted marketing efforts and access to novel technologies, we expect to enhance our access in key agricultural and non-crop markets and develop new products that will help us continue to compete effectively.

We maintain competitive manufacturing cost positions through our strategy of sourcing raw materials, intermediates and finished products from third parties in lower-cost manufacturing countries such as China, India and Mexico. We are in the ninth year of implementing this low-cost manufacturing strategy. This strategy has resulted in significant cost savings and lower capital spending, and has reduced the fixed capital intensity of the business. In June 2007, we implemented the next stage of this strategy with the decision to phase out operations of our Baltimore, Maryland manufacturing facility by the end of the first quarter of 2008. This initiative will produce additional annual cost savings of approximately $25 million to $30 million, which is expected to be fully realized in fiscal year 2009.

Growth

We plan to grow by obtaining new and approved uses for existing product lines and acquiring, accessing, developing, marketing, distributing and/or selling complementary chemistries and/or related technologies from third parties in order to enhance our current product portfolio and our capabilities to effectively service our target markets and customers. Our growth will depend on our ability to deliver unique innovative solutions to our customers at an accelerating rate. Over the next several years, growth is anticipated from our proprietary insecticides and herbicides, and newly-accessed third party chemistries and/or technologies. For our proprietary insecticides, we launched a number of new products, expanded labels and/or unique formulations that deliver value-adding solutions to our customers. The emergence and spread of herbicide-resistant weeds and shifts in weed populations, coupled with several newly launched product formulations, expanded labels, and premixes, provide growth opportunities for our proprietary herbicide chemistries.

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

The agrochemicals industry has undergone significant consolidation over the past ten years. Leading crop protection companies, Syngenta AG, Bayer AG, Monsanto Company, BASF AG, The Dow Chemical Company and E. I. du Pont de Nemours and Company (DuPont), currently represent approximately 70 percent of the industry’s global sales. Significant drivers for this consolidation have been the growth and grower acceptance of biotechnology, employed in row crops, and the escalation of research and development and marketing costs.

The next tier of agrochemical producers, including FMC, Makhteshim-Agan Industries Ltd., Sumitomo Chemical Company Limited, Ishihara Sangyo Kaisha, Nufarm Limited, Arysta LifeScience and Cheminova A/S, employ various differentiated strategies and compete by (1) unique technologies, (2) focusing on certain crops, markets and geographies, and/or (3) competitive pricing based on low-cost manufacturing positions. Some of these producers are generic competitors with little or no investment in innovation. There is a growing trend among these producers to partner with one another to gain economies of scale and competitive market access more comparable to larger competitors. Additionally, a number of these companies have grown rapidly through acquisition of other companies and/or product divestitures from the leading crop protection companies.

Specialty Chemicals

Financial Information (In Millions)

Specialty Chemicals: Revenue and Operating Margin 2003-2007	Specialty Chemicals: Capital Expenditures and Depreciation and Amortization 2003-2007

Overview

Our Specialty Chemicals segment, which represents 25 percent of our 2007 consolidated revenues, is focused on high-performance food ingredients, pharmaceutical excipients and encapsulants, biomedical technologies and lithium specialty products, all of which enjoy solid customer bases and consistent, growing demand. The majority of Specialty Chemicals sales are to customers in non-cyclical end markets. We believe that our future growth in this segment will continue to be based on the value-added performance capabilities of these products and our research and development capabilities, as well as on the alliances and the close working relationships we have developed with key global customers.

Products and Markets

Specialty Chemicals: 2007 Sales Mix	Specialty Chemicals: 2007 Revenue by Region

BioPolymer

BioPolymer is organized around the food, pharmaceutical and medical device markets, and is a key supplier to many companies in these markets. Many of BioPolymer’s customers in the food and pharmaceutical markets have come to rely on us for the majority of their supply requirements for these product lines. We believe that such reliance is based on our innovative solutions and operational quality. The Healthcare Ventures business of BioPolymer is leveraging this competency in innovation by developing new drug delivery and biomedical technologies for the pharmaceutical and medical device markets.

BioPolymer is a supplier of microcrystalline cellulose (MCC), carrageenan and alginates—ingredients that have high value-added applications in the production of food, pharmaceutical and other specialty consumer and industrial products. MCC, processed from specialty grades of both hardwood pulp and softwood pulp, provides binding and disintegrant properties for dry tablets and capsules and has unique functionality that improves the texture and stability of many food products. Carrageenan and alginates, both processed from seaweed, are used in a wide variety of food, pharmaceutical, nutraceutical and biomedical applications. In our Healthcare Ventures business, we are developing three technology platforms: NovaMatrix, which develops and supplies ultrapure biopolymers and application know-how for biomedical uses; soft capsule, which provide alginate and carrageenan-based encapsulants for pharmaceutical and nutraceutical uses; and NRobe, which offers proprietary film-based oral dose technology for pharmaceutical uses. The following chart summarizes the markets for BioPolymer’s products and our chemistries in each market:

		Microcrystalline Cellulose	Carrageenan	Alginates	Other
Food	Beverage	X	X	X
	Dairy	X	X	X
	Convenience foods	X	X	X	X
	Meat and poultry		X
	Pet food and other	X	X	X
Pharmaceutical	Tablet binding and coating	X	X	X	X
	Anti-reflux			X
	Liquid suspension	X	X
	Oral care		X
	Cosmetic care	X	X	X	X
Health Care Ventures	Biomedical			X	X
	Oral dose forms		X	X	X

Lithium

Lithium is a vertically-integrated technology business, based on both inorganic and organic lithium chemistries. While lithium is sold into a variety of end-markets, we have focused our efforts on selected growth niches such as fine chemicals for pharmaceutical synthesis, specialty polymers and energy storage.

Organolithium products are sold to fine chemical and pharmaceutical customers who use lithium’s unique chemical properties to synthesize high value-added products. Organolithiums are also highly valued in the specialty polymer markets as initiators in the production of synthetic rubbers and elastomers. Based on proprietary technology, our lithium business is working with companies who have expertise in the polymer industry to develop new, highly specialized polymers for a variety of end uses, such as industrial applications and automotive coatings.

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

Competitors tend to be grouped by chemistry. Our principal MCC competitors in pharmaceuticals include J. Rettenmaier & Sôhne GmbH, Ming Tai Chemical Co., Ltd., Asahi Kasei Corporation and Blanver Farmoquimica Ltda. While pricing pressure from low cost producers is a common competitive dynamic, companies like us offset that pressure by providing the most reliable and broadest range of products and services. Our customers are pharmaceutical firms who depend upon reliable therapeutic performance of their drug products.

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

Industrial Chemicals

Financial Information (In Millions)

Industrial Chemicals: Revenue and Operating Margin 2003-2007	Industrial Chemicals: Capital Expenditures and Depreciation and Amortization 2003-2007

Overview

Our Industrial Chemicals segment, which represents 41 percent of our 2007 consolidated revenues, has low-cost positions in high volume inorganic chemicals including soda ash and hydrogen peroxide, complemented by high value, niche positions in specialty alkali, phosphorus and peroxygen products.

Products and Markets

Industrial Chemicals: 2007 Sales Mix	Industrial Chemicals: 2007 Revenue by Region

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

We mine and produce natural soda ash using proprietary, low-cost mining technologies, such as longwall and solution mining, which, we believe, give us the lowest cost position. Our two production sites in Green River, Wyoming have the capacity to produce approximately 4.85 million tons of soda ash annually, with approximately eight hundred thousand tons of this capacity currently mothballed at December 31, 2007. For the past several years, the U.S. soda ash industry was essentially sold out. As a result of this condition, during 2005 and 2006 we restarted 500,000 tons of previously mothballed capacity to meet the increase in demand driven by the growth in export markets. On February 8, 2008 we announced the recomissioning of the remaining mothballed capacity in Green River, Wyoming. We expect the additional capacity to be fully online by 2012. The initial volume increase will be above 100,000 tons per year starting in 2009, and the remaining capacity, approximately 700,000 tons per year will be commissioned in increments over the next three to four years depending on export growth.

Peroxygens

We produce hydrogen peroxide at production facilities in the United States, Canada and Mexico, and, as described below, through our wholly-owned Foret subsidiary, in Spain and the Netherlands. We also participate in a joint venture company in Thailand. We sell hydrogen peroxide into the pulp and paper industry, and to a lesser extent, in the chemical processing, environmental, electronics and food industries. We are a leading North American producer of hydrogen peroxide due in part to our broad product line, geographically-advantaged plant locations, state-of-the-art processing technology and superior customer service. Hydrogen peroxide represents approximately 70% percent of our peroxygens sales.

Our specialty peroxygens business supplies persulfate products primarily to polymer and printed circuit board markets and peracetic acid predominantly to the food industry for biocidal applications. Typically, we compete as a specialty player where we believe that we are differentiated by our strong technical expertise, unique process technology and geographic location.

Foret

Our European subsidiary, FMC Foret, S.A. (“Foret”), headquartered near Barcelona, Spain, is a leading provider of chemical products to the detergent, paper, textile, mining, and chemical industries. Foret operates seven manufacturing facilities across Europe, including one mine, with market positions in phosphates, hydrogen peroxide, perborates, percarbonates, sulfur derivatives, zeolites, silicates and sodium sulfate. Foret’s sales efforts are focused in Europe, Africa, and the Middle East and in South America mainly via Tripoliven, our Venezuelan joint-venture, in which Foret holds a minority participation.

In February 2008, we completed the sale of Foret’s sodium sulfate assets.

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

Soda Ash

Soda ash is a highly alkaline inorganic chemical essential in the production of glass and widely used in the production of chemicals, soaps and detergents, and many other products. Natural soda ash is typically produced from trona, a natural form of sodium sesquicarbonate, through mining and chemical processing. Soda ash may also be produced synthetically, but this process requires a significant amount of energy and produces large quantities of waste by-products, making it much less cost-effective than natural soda ash production.

Because of the processing cost advantages of trona and the large natural reserves of trona in the U.S., particularly in Green River, Wyoming, all U.S. soda ash is naturally produced. By contrast, due to a lack of trona, the majority of the soda ash that is manufactured in the rest of the world is produced synthetically. Other U.S. producers are OCI Chemical Corporation, Solvay S.A., The General Chemical Group Inc., and Searles Valley Minerals, which was acquired by Nirma Limited in November 2007.

Approximately 46 percent of U.S. soda ash production served export markets in 2007, with approximately 29 percent of U.S. soda ash production exported through the American Natural Soda Ash Corporation (“ANSAC”). ANSAC is the foreign sales association of the significant U.S. soda ash producers established in 1983 under the Webb-Pomerene Act and subsequent legislation. Since its creation, ANSAC has been successful in coordinating soda ash exports, exploiting the inherent cost benefits of U.S. produced natural soda ash and leveraging its large scale of operations to the benefit of its member companies. Consequently, U.S. exports of soda ash have risen significantly over the last 20 years.

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

The North American pulp and paper industry represents approximately 70 percent of North American demand for hydrogen peroxide. In this market, hydrogen peroxide is used as an environmentally friendly bleaching agent to brighten chemical, mechanical, and recycled pulps, as well as treat a wide range of mill pollutants in the waste stream. The North American paper market is mature and new investment in pulp and paper capacity is largely focused in Asia and South America. The other North American hydrogen peroxide producers are Akzo Nobel N.V, Arkema Inc., Evonik Industries, Kemira Ovj, and Solvay S.A.

Phosphorous Chemicals

We participate in this business in Europe, the Middle East, Africa and South America through Foret. Major competitors include Thermphos International BV, Prayon Rupel, S.A. and various Chinese producers.

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

Over the next few years, industrial demand for phosphorous chemicals is expected to grow, driven by growing demand in the detergent industry in newly industrializing nations.

Source and Availability of Raw Materials

Our raw material requirements vary by business segment and include mineral-related natural resources (trona ore and lithium brines), processed chemicals, seaweed, specialty wood pulps and energy sources such as oil, gas, coal and electricity. Raw materials represented approximately 28 percent of our 2007 cost of sales and services, and no one raw material represented more than 8 percent of our total raw material purchases.

Ores used in Industrial Chemicals manufacturing processes are extracted by us from mines (e.g. trona in North America) or are purchased from others (e.g. phosphorous rock). Raw materials used by Specialty Chemicals include lithium brines, various types of seaweed that are sourced on a global basis and specialty pulps which are purchased from selected global producers. Raw materials used by Agricultural Products, primarily processed chemicals, are obtained from a variety of suppliers worldwide.

Patents

We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to our business. We do not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on the overall business of FMC. The duration of our patents depends on their respective jurisdictions. Their expiration dates range through 2027.

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

Competition

We have a number one or number two market position in many of our product lines, based on revenue, either globally or in North America, largely as a result of our product offerings, proprietary technologies and our position as a low-cost producer. The following product lines accounted for the majority of our 2007 consolidated revenue. Market positions are based on the most recently available revenue data.

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

Our Agricultural Products segment competes primarily in the global chemical crop protection market for insecticides, herbicides and fungicides. The industry is characterized by a relatively small number of large competitors and a large number of smaller, often regional competitors. Industry products include crop protection chemicals and, for certain major competitors, genetically engineered (crop biotechnology) products. Competition from generic producers has increased as a significant number of product patents held industry-wide have expired in the last decade. In general, we compete as an innovator by focusing on product development, including novel formulations, proprietary mixes, and advanced delivery systems and by acquiring or licensing (mostly) proprietary chemistries or technologies that complement our product and geographic focus. We also differentiate ourselves by our global cost-competitiveness via our manufacturing strategies, establishing effective product stewardship programs and developing strategic alliances that strengthen market access in key countries and regions.

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

Industrial Chemicals serves the soda ash markets worldwide, the peroxygens markets predominantly in North America and Europe and the phosphorus markets in Europe, the Middle East and Latin America. In North America, our soda ash business competes with four domestic producers of natural soda ash, three of which operate in the vicinity of our mine and processing facilities in Green River, Wyoming. Outside of the U.S, Canada and Europe, we sell soda ash mainly through ANSAC. Internationally, our natural soda ash competes with synthetic soda ash manufactured by numerous producers, ranging from integrated multinational companies to smaller regional companies. We maintain a leading position in the North American market for hydrogen peroxide. There are currently five other firms competing in the hydrogen peroxide market in North America. The primary competitive factor affecting the sales of soda ash and hydrogen peroxide is price. We seek to maintain our competitive position by employing low cost processing technology. At Foret, we possess strong cost and market positions in phosphates, percarbonate, peroxygens, zeolites, silicates, and sulfur derivatives. In each of these markets we face significant competition from a range of multinational and regional chemical producers. Competition in phosphorus chemicals is based primarily on price and to a lesser degree product differentiation.

Research and Development Expense

We perform research and development in all of our segments with the majority of our efforts focused in the Agricultural Products segment. The product development efforts in the Agricultural Products segment focus on developing environmentally sound solutions and new product formulations that cost-effectively increase farmers’ yields and provide alternatives to insect-resistant chemistries. In 2006, we restructured and redeployed our Agricultural Products new chemistry discovery spending to focus our innovation efforts on delivering value-adding solutions more quickly to our customers. This shift in strategy should result in a shorter innovation cycle for the segment. Our research and development expenses in the last three years are set forth below:

	Year Ended December 31,
	2007	2006	2005
	(in Millions)
Agricultural Products	$69.7	$74.1	$72.4
Specialty Chemicals	17.0	15.0	15.1
Industrial Chemicals	7.9	7.8	6.9

Total	$94.6	$96.9	$94.4

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

We have been named a Potentially Responsible Party (PRP) at 30 sites on the federal government’s National Priorities List (NPL) at which our potential liability has not yet been settled. In addition, we also have received notice from the EPA or other regulatory agencies that we may be a PRP or PRP equivalent, at other sites, including 39 sites at which we have determined that it is reasonably possible that we have environmental liability. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a Remedial Investigation/Feasibility Study (RI/FS) or its equivalent at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a Record of Decision (ROD) has been issued.

Environmental liabilities include obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. As of December 31, 2007, our net environmental reserve was $169.8 million compared to $167.2 million at December 31, 2006. We have recorded recoveries, representing probable realization of claims against insurance companies, U.S. government agencies and other third parties of $35.4 million and $37.0 million, respectively at December 31, 2007 and 2006. The recoveries at December 31, 2007 are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” totaling $18.8 million or as “Other Assets” totaling $16.6 million in our consolidated balance sheets. The recoveries at December 31, 2006 are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” totaling $22.4 million or as “Other Assets” totaling $14.6 million in our consolidated balance sheets. In addition, we have estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by approximately $75 million at December 31, 2007.

Employees

We employ approximately 5,000 people, with approximately 2,600 people in our domestic operations and 2,400 people in our foreign operations. Approximately 34 percent of our U.S.-based employees and 39 percent of our foreign-based employees are represented by collective bargaining agreements. We have successfully concluded virtually all of our recent contract negotiations without a work stoppage. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. We cannot predict, however, the outcome of future contract negotiations. In 2008, we have four collective-bargaining agreements expiring. These contracts affect approximately 2 percent of U.S.-based employees and 10 percent of foreign-based employees.

Securities and Exchange Commission Filings

Securities and Exchange Commission (SEC) filings are available free of charge on our website, www.fmc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted as soon as practicable after we furnish such materials to the SEC.

In accordance with the New York Stock Exchange (NYSE) rules, on May 16, 2007, the Company filed our certification by our Chief Executive Officer (CEO) that, as of the date of the certification, he was unaware of any violation by FMC of the NYSE’s corporate governance listing standards. We also file with each Form 10-Q and our Form 10-K certifications by the CEO and Chief Financial Officer under sections 302 and 906 of the Sarbanes Oxley Act of 2002.

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

•

Competition—All of our segments face competition, which could affect our ability to raise prices or successfully enter certain markets or retain our market position. Additionally in Agricultural Products, competition from genetically modified products (GMO) as well as generic producers has increased. Generics are driven by the number of significant product patents that have expired in the last decade.

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

•

Changing regulatory environment—Changes in the regulatory environment, particularly in the United States and the European Union, could adversely impact our ability to continue selling certain products in our domestic and foreign markets. Our Agricultural Products business is most sensitive to this general regulatory risk. In the European Union, the regulatory risk specifically includes the new chemicals regulation known as REACH (Registration, Evaluation, and Authorization of Chemicals), which will affect each of our business segments to varying degrees. The fundamental principle behind this regulation is that manufacturers must verify that their chemicals can be marketed safely through a special registration system.

•

Climate change regulation—Changes in the regulation of greenhouse gases, depending on their nature and scope, could subject our manufacturing operations, particularly certain Industrial Chemicals operations in the United States, to additional costs or limits on operations.

•

Raw materials and energy costs—Our operating results are significantly affected by the cost of raw materials and energy, including natural gas. We may not be able to fully offset the impact of higher raw materials and energy costs through price increases or productivity improvements.

•

Supply arrangements/Chain/Production hazards—Certain raw materials are critical to our production process, especially in Agricultural Products and Specialty Chemicals, and while we have made supply arrangements to meet planned operating requirements an inability to obtain the critical raw materials or execute under the contract manufacturing arrangements would adversely impact our ability to produce product. We increasingly source critical intermediates and finished products from a number of suppliers, especially in Agricultural Products. An inability to obtain these products or execute under the contract sourcing arrangements would adversely impact our ability to sell product. Our facilities and those of our key contract manufacturers are subject to operating hazards, which may disrupt our business.

•

Economic and political change—Our business could be adversely affected by economic and political changes in the markets where we compete including: war, terrorism, civil unrest, inflation rates, recessions, trade restrictions, foreign ownership restrictions and economic embargoes imposed by the United States or any of the foreign countries in which we do business; change in governmental laws and regulations and the level of enforcement of these laws and regulations; other governmental actions; and other external factors over which we have no control.

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

Financial Risks:

•

We are an international company and therefore face foreign exchange rate risks. We are particularly sensitive to the euro, the Chinese yuan, and the Brazilian real. To a lesser extent, we are sensitive to other Asian currencies, particularly the Japanese yen.

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

FMC leases executive offices in Philadelphia, Pennsylvania and operates 32 manufacturing facilities and mines in 16 countries. Our major research and development facility is in Princeton, New Jersey. See Note 9 in the notes to the consolidated financial statements for further information regarding the sale of this facility. In February 2008, we completed the sale of Foret’s sodium sulfate assets, located in Toledo, Spain and this manufacturing facility is excluded from the below table.

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

We believe our facilities meet present requirements and are in good operating condition. The number and location of our owned or leased production properties for continuing operations are:

	United States	Latin America and Canada	Western Europe	Asia- Pacific	Total
Agricultural Products (1)	4	1	—	3	8
Specialty Chemicals	3	2	4	3	12
Industrial Chemicals	4	2	6	—	12

Total	11	5	10	6	32

(1)	Includes our Baltimore, Maryland manufacturing facility. We made the decision in June 2007 to phase out operations of this facility by the end of the first quarter of 2008.

ITEM 3.	LEGAL PROCEEDINGS

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

As of December 31, 2007, there were approximately 29,000 premises and product asbestos claims pending against FMC in several jurisdictions. To date, we have had discharged approximately 75,000 asbestos claims against FMC, the overwhelming majority of which have been dismissed without any payment to the plaintiff. Settlements by us with claimants to date have totaled approximately $17.7 million.

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

We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Based on information currently available and established reserves, the ultimate resolution of our known contingencies, including the matters described in Note 18 to the consolidated financial statements in this Form 10-K, is not expected to have a material adverse effect on our consolidated financial position or liquidity. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations or liquidity.

See Note 1 “Principal Accounting Policies and Related Financial Information—Environmental Obligations,” Note 12 “Environmental” and Note 18 “Commitments, Guarantees and Contingent Liabilities” in the notes to our consolidated financial statements beginning on page 55, page 78 and page 95, respectively, included in this Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of FMC Corporation, the offices currently held by them, their business experience since at least January 1, 1999 and earlier and their ages as of December 31, 2007, are as follows:

Name	Age on 12/31/2007	Office, year of election and other information
William G. Walter	62

Chairman, Chief Executive Officer and President (01-present); Executive Vice President (00); Vice President and General Manager—Specialty Chemicals Group (97); General Manager—Alkali Chemicals Division (92); General Manager, Defense Systems International (86); Board member, International Paper Company (05-present)

W. Kim Foster	59

Senior Vice President and Chief Financial Officer (01-present); Vice President and General Manager—Agricultural Products Group (98); Director, International, Agricultural Products Group (96); General Manager, Airport Products and Systems Division (91); Board member, Hexcel Corporation (May 2007—present)

Andrea E. Utecht	59	Vice President, General Counsel and Secretary (01-present); Senior Vice President, Secretary and General Counsel, Atofina Chemicals, Inc. (96)

Theodore H. Butz	49

Vice President and General Manager—Specialty Chemicals Group (03-present); General Manager, BioPolymer Division (99); General Manager, Food Ingredients Division (96); Director BioProducts and Group Development, Specialty Chemicals (95)

Milton Steele	59

Vice President and General Manager Agricultural Products Group (01-present); International Director, Agricultural Products (99); General Manager Bio Product Division (98); General Manager, Asia Pacific (96); Area Manager, Asia Pacific (92)

D. Michael Wilson	45

Vice President and General Manager—Industrial Chemicals Group (03-present); General Manager Lithium Division (97); Vice President and General Manager, Technical Specialty Papers Division, Wausau Paper Corporation (96); Vice President Sales and Marketing, Rexam, Inc. (93)

Thomas C. Deas, Jr.	57

Vice President and Treasurer (01-present); Vice President, Treasurer and CFO, Applied Tech Products Corp. (98); Vice President, Treasurer and CFO, Airgas, Inc. (97); Vice President, Treasurer and CFO, Maritrans, Inc. (96); Vice President—Treasury and Assistant Treasurer, Scott Paper Company (88)

Graham R. Wood	54	Vice President, Corporate Controller (01-Present); Group Controller—Agricultural Products Group (99); Chief Financial Officer—European Region (97); Group Controller—FMC Foodtech (93)

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

FMC common stock of $0.10 par value is traded on the New York Stock Exchange and the Chicago Stock Exchange (Symbol: FMC). There were 5,096 registered common stockholders as of December 31, 2007. Presented below are the 2007 and 2006 quarterly summaries of the high and low prices of the company’s common stock after giving effect to our September 2007 Stock Split for all prior periods presented. In 2006, the Board of Directors approved the initiation of a quarterly cash dividend of $0.09 per share which was paid in April, July, and October 2006, and January and April 2007. In April 2007, the Board announced its plan to increase the quarterly dividend by 17 percent from $0.09 to $0.105 per share and dividends at this rate were paid in July and October 2007 and January 2008. Total cash dividends of $29.7 million and $21.0 million were paid in 2007 and 2006, respectively. No cash dividends were paid in 2005. The following table sets forth, for the indicated periods, the high and low price ranges of our common stock.

	2007				2006
Common stock prices:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$39.73	$44.96	$52.45	$59.00	$31.69	$33.34	$32.74	$38.99
Low	$35.63	$36.47	$41.56	$50.77	$25.87	$30.36	$27.75	$31.84

FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Tuesday, April 22, 2008, at the National Constitution Center, Kirby Auditorium—2nd Level, 525 Arch Street at Independence Mall, Philadelphia, PA 19106. Notice of the meeting, together with proxy materials, will be mailed approximately 30 days prior to the meeting to stockholders of record as of February 26, 2008.

Transfer Agent and Registrar of Stock:	National City Bank
Corporate Trust Operations
P.O. Box 92301
Cleveland, Ohio 44193-0900

Stockholder Return Performance Presentation

The graph that follows shall not be deemed to be incorporated by reference into any filing made by FMC under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The following Stockholder Performance Graph compares the five-year cumulative total return on FMC’s Common Stock for the period from January 1, 2003 to December 31, 2007 with the S&P Midcap 400 Index and the S&P 400 Chemicals Index. The comparison assumes $100 was invested on December 31, 2002 in FMC’s Common Stock and in both of the Indices, and the reinvestment of all dividends.

	2002	2003	2004	2005	2006	2007
FMC Corp	100.00	124.93	176.79	194.62	282.83	402.31
S&P 400 Midcap Index	100.00	135.34	155.93	173.57	189.34	202.09
S&P 400 Chemicals Index	100.00	117.69	150.15	144.58	166.49	208.84

For the three and twelve months ended December 31, 2007, we made the following share repurchases:

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Total Dollar Value of Purchases under the Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
Total 1Q 2007	592,186	$37.39	536,422	$19,999,938	$39,990,511
Total 2Q 2007	775,186	$42.17	705,752	$29,999,990	$220,000,010
Total 3Q 2007	677,904	$44.58	672,980	$29,999,965	$190,000,045

October 1-31, 2007	—	$—	—	$—	$190,000,045
November 1-30, 2007	250,369	$52.58	248,700	$13,068,152	$176,931,893
December 1-31, 2007	342,224	$54.54	310,985	$16,931,822	$160,000,071

Total 4Q 2007	592,593	$53.71	559,685	$29,999,974	$160,000,071

Total 2007	2,639,869	$44.31	2,474,839	$109,999,867	$160,000,071

On April 24, 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. The new $250 million share repurchase program replaces the $150 million program authorized in February 2006. During the twelve months ended December 31, 2007, we repurchased 2,474,839 of our shares at an aggregate cost of approximately $110 million, including 536,422 shares for approximately $20 million under the old program and 1,938,417 shares for approximately $90 million under the new program.

We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans, and such reacquisitions are included in the share repurchases reported under this Item.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial and other data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2007, are derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2007.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in Millions, except per share data and ratios)
Income Statement Data:
Revenue	$2,632.9	$2,345.9	$2,146.0	$2,055.6	$1,921.1

Income from continuing operations before equity in (earnings) loss of affiliates, investment gains, minority interests, interest expense, net, loss on extinguishment of debt, income taxes and cumulative effect of change in accounting principle	228.0	250.8	235.3	229.7	201.4

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	185.7	212.4	189.1	135.5	37.7

Income from continuing operations before cumulative effect of change in accounting principle	156.7	144.1	108.4	178.3	39.6
Discontinued operations, net of income taxes (1)	(24.3)	(12.8)	6.1	(15.4)	(13.3)
Cumulative effect of change in accounting principle, net of income taxes (2)	—	—	(0.5)	—	—

Net income	$132.4	$131.3	$114.0	$162.9	$26.3

Basic earnings (loss) per common share (3):
Continuing operations	$2.08	$1.88	$1.44	$2.46	$0.56
Discontinued operations	(0.32)	(0.17)	0.08	(0.21)	(0.19)
Cumulative effect of change in accounting principle	—	—	(0.01)	—	—

Net earnings (loss) per common share	$1.76	$1.71	$1.51	$2.25	$0.37

Diluted earnings (loss) per common share (3):
Continuing operations	$2.02	$1.82	$1.38	$2.39	$0.56
Discontinued operations	(0.31)	(0.16)	0.08	(0.21)	(0.19)
Cumulative effect of change in accounting principle	—	—	(0.01)	—	—

Net earnings (loss) per common share	$1.71	$1.66	$1.45	$2.18	$0.37

Balance Sheet Data:
Total assets	$2,733.4	$2,740.7	$2,745.3	$2,982.1	$2,834.2
Long-term debt	$497.3	$576.0	$640.7	$893.0	$1,036.4

Other Data:
Ratio of earnings to fixed charges (4)	5.1x	5.3x	2.5x	2.4x	2.0x

Footnotes:

(1)	Discontinued operations, net of income taxes includes the following items related to our discontinued businesses: gains and losses related to adjustments to our estimates of our liabilities for general liability, workers’ compensation, tax liabilities, postretirement benefit obligations, legal defense, property maintenance and other costs, losses for the settlement of litigation and environmental reserves and gains related to property sales.

(2)	On December 31, 2005, we adopted FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”. The cumulative effect of adoption was an after-tax charge of $0.5 million.
(3)	On August 17, 2007, the Board of Directors of FMC declared a two-for-one split of our common stock effected in the form of a distribution of one newly issued share paid on September 13, 2007 with respect to each share held as of the close of business on August 31, 2007. Trading in the common stock on a post-split adjusted basis began on September 14, 2007. The number of shares outstanding and related prices, per share amounts, share conversions, and share-based data throughout this Form 10-K have been adjusted to reflect the Stock Split for all prior periods presented.
(4)	In calculating this ratio, earnings consist of income from continuing operations before income taxes and cumulative effect of change in accounting principle plus minority interests, interest expense, net, amortization expense related to debt discounts, fees and expenses, amortization of capitalized interest, interest included in rental expenses (assumed to be one third of rent) and equity in (earnings) loss of affiliates. Fixed charges consists of interest expense, net, amortization of debt discounts, fees and expenses, interest capitalized as part of fixed assets and interest included in rental expenses.

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

2007 Highlights

2007 was a year in which we experienced continued sales growth in all of our business segments. Consolidated revenue of $2,632.9 million was up 12.2 percent from the prior year. Agricultural Products, Specialty Chemicals and Industrial Chemicals had revenue increases of 16 percent, 11 percent and 10 percent, respectively. We also had strong performance across most of our business segments for the year ended December 31, 2007. Segment operating profit, as presented in Note 19 to the consolidated financial statements in this Form 10-K, increased 21.0 percent for the year ended December 31, 2007 compared to the prior period. We continue to be impacted by higher energy costs and higher raw material costs. Included in our net income were various restructuring and other income and charges which are described in more detail below under “Results of Operations.” Our segment results for the year ended December 31, 2007 were impacted, in particular, by the following:

•

Agricultural Products segment operating profits increased significantly due to higher sales in all geographic regions, particularly in Brazil as a result of buoyant market conditions, including high commodity prices for most crops, as well as continued global supply chain productivity improvements, which more than offset higher incremental selling and distribution costs due to increased sales and higher energy and raw materials costs.

•

Specialty Chemicals segment operating profits increased as a result of higher selling prices in primary lithium compounds and strong commercial performance in both pharmaceutical and food businesses in BioPolymer. Segment operating profit also increased due to improved mix and continued productivity improvements, which more than offset increased raw material costs.

•

Industrial Chemicals segment operating profits decreased for the year ended December 31, 2007 and were unfavorably impacted by higher energy and raw material costs across its businesses and lower electricity selling prices in Spain in the first three quarters of the year, where Foret operates electricity cogeneration facilities and excess electricity is sold into the Spanish electrical grid. These higher costs more than offset higher selling prices and export volume growth in soda ash.

2008 Outlook

In 2008, we expect continued growth in our revenue and earnings. The increase in revenue is expected to be driven by higher selling prices for soda ash, higher volumes in BioPolymer and lithium, higher selling prices in Biopolymer and, in Agricultural Products, a healthy global agribusiness economy, new product introductions and increased demand for biofuels. The increase in earnings is expected to be driven by sales growth, new product introductions and further supply chain productivity improvements in Agricultural Products, continued strong commercial performance in BioPolymer, and aggregate price and volume benefits in Industrial Chemicals. Higher raw material and energy costs are expected to partially offset our profit growth. We expect cash flow generation from our business segments to remain strong.

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

Included in the environmental reserve balance, other assets and reasonably possible loss contingencies for 2007 are potentially recoverable amounts from third party insurance policies, and some of these amounts have been recognized as offsetting recoveries in 2007.

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

We prepare an annual impairment test of goodwill. The assumptions used to estimate fair value include our best estimate of future growth rates, discount rates and market conditions over a reasonable period. We performed this test in 2007 and determined that no impairment charge was required.

Pensions and other postretirement benefits

We provide qualified and nonqualified defined benefit and defined contribution pension plans, as well as postretirement health care and life insurance benefit plans to our employees. Effective July 1, 2007, all of our newly hired and rehired salaried and nonunion hourly employees are no longer eligible for our defined benefit pension plans. The costs (benefits) and obligations related to these benefits reflect key assumptions related to general economic conditions, including interest (discount) rates, healthcare cost trend rates, expected rates of return on plan assets and the rates of compensation increases for employees. The costs (benefits) and obligations for these benefit programs are also affected by other assumptions, such as average retirement age, mortality, employee turnover, and plan participation. To the extent our plans’ actual experience, as influenced by changing economic and financial market conditions or by changes to our own plans’ demographics, differs from these assumptions, the costs and obligations for providing these benefits, as well as the plans’ funding requirements, could increase or decrease. When actual results differ from our assumptions, the difference is typically recognized over future periods. In addition, the unrealized gains and losses related to our pension and postretirement benefit obligations may also affect periodic benefit costs (benefits) in future periods.

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

We recorded $11.5 million, $15.1 million and $10.6 million of net annual pension and other postretirement benefit cost in 2007, 2006 and 2005, respectively.

As of December 31, 2006 we adopted a new pension accounting standard (see Note 13 to the consolidated financial statements in this Form 10-K) which required us to recognize in our consolidated balance sheet the total underfunded status of our defined benefit postretirement plans. The underfunded status is defined as the difference between the fair value of the plan assets and the projected benefit obligation. At December 31, 2007 and 2006, our net underfunded status recorded on our consolidated balance sheets was $110.6 million and $140.2 million, respectively.

We made voluntary cash contributions to our U.S. qualified pension plan of $30.0 million in both 2007 and 2006. In addition, we paid nonqualified pension benefits from company assets of $3.0 million and $2.7 million, for 2007 and 2006, respectively. We paid other postretirement benefits, net of participant contributions, of $4.7 million and $5.0 million for 2007 and 2006, respectively. Our estimated cash contributions for 2008 include approximately $3.0 million in nonqualified pension benefits, $4.2 million in other postretirement benefits, and we plan to make voluntary cash contributions to our U.S. qualified pension plan of approximately $30.0 million.

We select the discount rate used to calculate pension and other postretirement obligations based on a review of available yields on high-quality corporate bonds, including Moody’s Investors Service, Inc. (“Moody’s”) Aa-rated Corporate and Industrial bond indices. In selecting the discount rate for 2007, we placed particular emphasis on a yield-curve approach designed by our actuary to derive an appropriate discount rate for computing the present value of the future cash flows associated with our pension and other postretirement obligations taking into consideration both the timing and amount of the cash flows. The specific interest rates supporting the yield curve were derived from calculated returns (yields) from a portfolio of high-quality (Aa-graded or higher) bond investments constructed by our actuary.

In developing the expected long-term rate of return on asset assumption for our plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on long-term real return expectations by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 9.5 percent over the last 10 years (which is in excess of comparable market indices for the same period) as well as other factors. The current asset allocation for our plan is approximately 79 percent equities (U.S. and non-U.S.), 18 percent fixed-income and 3 percent cash and other short-term investments. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 3 percent, is between 9 percent and 11 percent for both U.S. and non-U.S. equities, and between 5 percent and 7.5 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our rate of return assumption. We continually monitor the appropriateness of this rate in light of current market conditions. For the sensitivity of our pension costs to incremental changes in assumptions see our discussion below.

Sensitivity analysis related to key pension and postretirement benefit assumptions.

A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $52.5 million at December 31, 2007 and $53.0 million at December 31, 2006, and decreased pension and other postretirement benefit costs by $3.7 million, $5.2 million and $3.0 million for 2007, 2006 and 2005, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $57.7 million at December 31, 2007 and $57.1 million at December 31, 2006, and increased pension and other postretirement benefit net periodic benefit cost by $6.1 million, $5.9 million and $5.6 million for 2007, 2006 and 2005, respectively.

A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $4.0 million, $3.6 million and $3.4 million for 2007, 2006 and 2005, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $4.0 million, $3.6 million and $3.4 million for 2007, 2006 and 2005, respectively.

Further details on our pension and other postretirement benefit obligations and net periodic benefit costs (benefits) are found in Note 13 to our consolidated financial statements in this Form 10-K.

Income taxes

We have recorded a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for this allowance, we have considered a number of factors including future income, the jurisdictions in which such income is earned and our ongoing tax planning strategies. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Similarly, should we conclude that we would be able to realize certain deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. At December 31, 2007 and 2006, the valuation allowance was $65.1 million and $81.5 million, respectively.

Results of Operations—2007, 2006 and 2005

Overview

	Year Ended December 31,
	2007		2006		2005
	Per Share (Diluted)		Per Share (Diluted)		Per Share (Diluted)
	(In Millions, Except Per Share Data)
Consolidated Revenue	$2,632.9		$2,345.9		$2,146.0

Net income	$132.4	$1.71	$131.3	$1.66	$114.0	$1.45

Net income includes the following after-tax charges (gains):
Restructuring and other charges/(income), net (1)	$97.0	$1.25	$57.9	$0.73	$26.1	$0.33
In-process research and development	1.2	0.02	1.2	0.02	—	—
Astaris restructuring (2)	—	—	—	—	(0.2)	—
Investment gains (3)	—	—	—	—	(24.1)	(0.31)
Loss on extinguishment of debt	0.2	0.01	—	—	37.4	0.48
Cumulative effect of change in accounting principle	—	—	—	—	0.5	0.01
Discontinued operations	24.3	0.31	12.8	0.16	(6.1)	(0.08)
Tax adjustments	(15.4)	(0.21)	12.5	0.16	21.7	0.28

After-tax income from continuing operations excluding restructuring and other income and charges (4)	$239.7	$3.09	$215.7	$2.73	$169.3	$2.16

(1)	In addition to the line item “Restructuring and other charges” of $162.9 million ($102.5 million after-tax) as presented in our consolidated statement of income this line in the above reconciliation includes the following:

•

Amounts shown for 2007 reflect a gain of $0.4 million ($0.3 million after-tax) from the difference between the carrying value of our remaining investment in the Astaris joint venture and cash received from the joint venture. This gain is included in “Equity in (earnings) of affiliates” in the consolidated statement of income for the year ended December 31, 2007. In 2005 Astaris sold substantially all of the assets of its business and the buyers assumed certain of the liabilities of Astaris.

•

The amounts shown for 2007 also reflect minority interest of $1.4 million associated with our decision to abandon a co-generation facility at Foret during the second quarter of 2007. This amount is shown in “Minority interest” on the consolidated statement of income for the year ended December 31, 2007.

•

Additionally, the amounts shown for 2007 reflect a $6.1 million ($3.8 million after-tax) benefit related to a correction of LIFO inventory reserves related to prior periods. See Note 1 to our consolidated financial statements in this Form 10-K for further detail on this matter. This adjustment has been recorded as a component of “Costs of sales and services” in the consolidated statements of income for the year ended December 31, 2007.

(2)	Our share of charges recorded by Astaris, the phosphorous joint venture prior to the sale of substantially all of its assets is included in “Equity in (earnings) loss of affiliates” in the consolidated statements of income. Income for the year ended December 31, 2005 represents adjustments to liabilities related to restructuring and other charges recorded by Astaris prior to the sale of substantially all of its assets.

(3)	Investment gains include a gain in connection with Astaris’s sale of substantially all of its assets. This gain is included in “equity in (earnings) loss of affiliates” in the consolidated statements of income for the year ended December 31, 2005.
(4)	We believe that the Non-GAAP financial measure “After-tax income from continuing operations, excluding restructuring and other income and charges,” and its presentation on a per-share basis, provides useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP. The after-tax charges (gains) included in net income presented in the chart above can be found in the results of operations discussions below for 2007 compared to 2006 and for 2006 compared to 2005.

See “Segment Results” for a detailed discussion of events affecting our results for 2007, 2006 and 2005.

Results of Operations—2007 compared to 2006

In the following discussion, “year” refers to the year ended December 31, 2007 and “prior year” refers to the year ended December 31, 2006. Additionally, in the discussion below, please refer to our consolidated statements of income and our segment information from Note 19 included in Item 8 of this Form 10-K as well as the after-tax charges included in net income in the above table. All comparisons are between the periods unless otherwise noted.

Revenue for the year ended December 31, 2007 was $2,632.9 million, an increase of 12.2 percent compared to the $2,345.9 million recorded in the prior year period. This increase was driven by higher sales in all of our segments, which are discussed separately below.

In-Process Research and Development for the years ended December 31, 2007 and 2006 was $2.0 million ($1.2 million after tax) and $2.0 million ($1.2 million after tax), respectively. In the first quarter of 2007, our Agricultural Products segment acquired further rights for $1.0 million from a third-party company to develop a proprietary compound. In the third quarter of 2007, our Agricultural Products segment entered into a collaboration and license agreement with a third-party company for the purpose of obtaining certain technology and intellectual property rights. We paid an initial $1.0 million upon entering into this agreement.

For the year ended December 31, 2006, our Agricultural Products segment entered into development agreements with a third-party company whereby we were given the right to develop further one of such party’s products in certain geographic markets for $2.0 million.

Restructuring and other charges were $162.9 million ($102.5 million after-tax) in 2007 compared to $74.8 million ($57.9 million after-tax) in 2006. Charges in this category for the year ended December 31, 2007 primarily include the following:

•

Charges totaling $104.9 million for our phase-out of the Agricultural Products chemical facility in Baltimore, Maryland in our Agricultural Products segment. These charges consisted of (i) plant and equipment impairment charges and accelerated depreciation on fixed assets to be abandoned of approximately $98.7 million and (ii) severance and employee benefits of $6.2 million. We also expect to incur restructuring and other charges related to this phase out of approximately $20 to $30 million over the next two quarters primarily representing additional charges associated with fixed assets to be abandoned.

•

Solutia legal settlement of $22.5 million in our Industrial Chemicals segment. This settlement was approved by the U.S. Bankruptcy Court in the Southern District of New York (where Solutia had filed for Chapter 11 bankruptcy protection in 2003) on May 1, 2007 without any appeal having been taken.

•

Asset abandonment charges of $12.2 million at Foret which is part of our Industrial Chemicals business. These charges include an impairment charge of $8.2 million related to a co-generation facility at Foret. This facility produced electric power and thermal energy by co-generation for use at one of Foret’s production properties.

•

We recorded $1.8 million of charges related to an agreement to settle state court cases alleging violations of antitrust law involving our microcrystalline cellulose product (“MCC) in our Specialty Chemicals segment.

•	$6.8 million of severance costs, of which $5.6 million related to our Industrial Chemicals segment and $1.2 million related to our Agricultural Products segment.

•	$1.1 million of asset abandonment charges in our Industrial Chemicals segment and $3.4 million of other charges primarily in our Industrial Chemicals and Specialty Chemicals segments.

•	$10.2 million relating to continuing environmental sites as a Corporate charge.

The restructuring and other charges of $74.8 million that we recorded in 2006 were primarily a result of the following:

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

•

The European Commission imposed a fine on us regarding alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1997-1999 which we have appealed. This fine is associated with our Industrial Chemicals segment. We have recorded a charge of €25 million ($30 million at then-prevailing exchange rates) charge for this fine. Since we are not required to make the payment during the appeal process, which may extend beyond one year, the liability has been classified as long-term in the consolidated balance sheets as of December 31, 2007 and 2006.

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

Equity in (earnings) loss of affiliates was $2.5 million of earnings in 2007 which was essentially level with $2.3 million of earnings recorded in the prior year.

Interest expense, net increased to $34.9 million compared to $32.9 million in 2006 primarily due to a reduction in interest income caused by lower cash balances.

Loss on extinguishment of debt was $0.3 million ($0.2 million after-tax) for the year ended December 31, 2007 which represented losses related to the write off of certain deferred financing fees related to our previous credit agreement which was replaced in the third quarter of 2007 with our new Domestic Credit Agreement. We did not incur any comparable charge for the year ended December 31, 2006.

Provision for income taxes was $29.0 million in 2007 compared with $68.3 million in 2006 reflecting effective tax rates of 15.6% and 32.2%, respectively. The change in effective tax rates is the result of tax adjustments resulting in income in 2007 as opposed to tax adjustments resulting in expense in 2006. These tax adjustments are described below. The change in effective rates is also a result of the mix of domestic income compared to income earned outside the U.S. and the European Commission fine of €25 million ($30 million at then-prevailing exchange rates) incurred in 2006 that was nondeductible for tax purposes in 2006.

2007 tax adjustments were favorable in the amount of $15.4 million and primarily include tax benefits related to the reversal of certain tax valuation allowances. These valuation allowances are no longer necessary because of our expectation that the related deferred tax assets are now likely to be realized. Partially offsetting these valuation adjustments are charges associated with adjustments for prior year tax matters.

2006 tax adjustments were unfavorable in the amount of $12.5 million and primarily include charges associated with adjustments to deferred taxes.

Discontinued operations, net of income tax totaled a loss of $24.3 million in 2007 versus a loss of $12.8 million in 2006. The 2007 loss is primarily related to environmental charges associated with our Middleport, Front Royal and Modesto sites and charges for legal reserves and expenses related to discontinued operations. Discontinued environmental and legal charges include environmental remediation costs at sites of discontinued businesses for which we are responsible for environmental compliance.

The 2006 loss includes net charges of $27.3 million related to environmental issues and legal reserves and expenses related to previously discontinued operations. The charges in 2006 were primarily related to our Front Royal and Middleport sites as well as to increase reserves for operating and maintenance activities. Offsetting these charges was a gain of $14.0 million from the sale of 23 acres real estate property in San Jose, California related to our former Defense business. This completed the sale of land that was formerly used by FMC’s defense business, which was divested in 1997.

Net Income increased to $132.4 million in 2007 compared with $131.3 million in 2006 primarily attributable to changes in the after-tax items included in net income described above. Additionally, net income in 2007 was favorably impacted by higher earnings in our Agricultural Products and Specialty Chemicals segments.

Other Financial Data

Corporate Expenses were $52.3 million in 2007 compared to $46.2 million in 2006, due to higher incentive compensation expenses.

Other income (expense), net is comprised primarily of LIFO inventory adjustments and pension expense. Other expense increased to $12.0 million in the year ended December 31, 2007 compared to income of $3.0 million in the year ended December 31, 2006. During 2006 inventory balances were reduced in the U.S. due to liquidation of inventory quantities carried at lower costs as compared with the cost of 2006 purchases. This resulted in income recorded in 2006 related to a decrease in LIFO inventory reserves that did not repeat in 2007.

Segment Results 2007 compared to 2006

Information about how each of these items relates to our businesses at the segment level and results by segment are discussed below and in Note 19 to our consolidated financial statements included in this Form 10-K.

Agricultural Products

	Year Ended December 31,		Increase/ (Decrease)
	2007	2006	$	%
	(in Millions)
Revenue	$889.7	$765.9	$123.8	16%
Operating Profit	207.0	149.9	57.1	38

Revenue in Agricultural Products was $889.7 million, an increase of 16 percent versus the prior year. Higher sales were realized in all geographic regions, but were particularly strong in Brazil due to increased planted acres in other key crops and higher commodity prices. Sales growth in Europe was driven by increased demand for biofuels crops, new product introductions and the benefits of the stronger Euro. In Asia, sales increased due to better growing conditions in several countries.

Segment operating profit was $207.0 million, an increase of 38 percent from the year earlier, as a result of the higher sales and continued global supply chain productivity improvements, which more than offset higher incremental selling and distribution costs due to the increased sales and higher energy and raw materials costs.

In 2008, full-year revenue growth is expected to be up 5-10 percent as a result of a healthy global agricultural economy, new product introductions and increased demand for biofuels. Full-year segment operating profit is expected to increase approximately 10-15 percent driven by the sales growth and further supply chain productivity improvements partially offset by higher raw material costs.

In our Agricultural Products segment, several products are undergoing re-registration in the U.S. and a comparable regulatory review by EU governmental authorities. In August 2006, the U.S. Environmental Protection Agency issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide. The IRED proposes cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses. FMC does not agree with the scientific analysis or conclusions in the IRED. In early February 2008, the EPA convened a Scientific Advisory Panel meeting to evaluate scientific issues relevant to a draft Notice of Intent to Cancel Carbofuran prepared by EPA. At this meeting, EPA and FMC presented their views on the relevant scientific assessments of carbofuran. We are vigorously defending the U.S. registration and have conducted new studies to address EPA’s stated concerns; we will undertake other appropriate actions to seek to maintain carbofuran as a registered product. If EPA chooses to issue a final Notice of Intent to Cancel carbofuran after the Scientific Advisory Panel reports its recommendations to EPA, FMC plans to challenge such decision by requesting review by an administrative law judge. The outcomes of the Scientific Advisory Panel meeting and any administrative hearing are uncertain. FMC can continue to sell carbofuran in the United States at this time and through 2008. Sales can continue through the duration of any administrative hearing—if a hearing takes place, it is not expected to conclude before December 31, 2008.

In November 2006, the EU Commission’s Standing Committee on Animal Health and Food Chain voted not to include our carbofuran, carbosulfan and cadusafos products on the official list of active ingredients approved for continued sale in the EU. We believe the Committee’s decision was based on a flawed underlying scientific review, and we have initiated litigation against the European Food Safety Authority. In June 2007, the European Commission published its decisions not to include carbofuran, carbosulfan and cadusafos on the official list of active ingredients approved for continued sale in the European Union. The published decisions required EU Member States to de-register the products within 6 months, and so, FMC ceased its sales of these products in December 2007. The Commission decision requires that channel sales generally cease within 12 months afterwards. We disagree with the Commission and have initiated litigation in the European Community courts, seeking annulment of the carbofuran and carbosulfan decisions. We have re-submitted cadusafos for approval on the official list and plan to re-submit carbofuran and carbosulfan in parallel with our litigation. The outcome of these cases and our regulatory resubmissions is uncertain. We currently anticipate that lost sales attributable to the cancellation of EU registrations for carbofuran, carbosulfan and cadusafos will have a modest negative impact in this region over the next few years, but we believe that growth in other products, new registrations and/or label expansions should offset such impact over time.

We intend to defend vigorously all our products in the U.S. and EU regulatory processes. Several of FMC’s pesticide products will be reviewed in the ordinary course of regulatory programs during 2008 as part of the ongoing cycle of re-registration in countries around the world; this will include EU review of two of our pyrethroid insecticide products.

Specialty Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2007	2006	$	%
	(in Millions)
Revenue	$659.5	$592.8	$66.7	11%
Operating Profit	142.7	118.8	23.9	20

Revenue in Specialty Chemicals was $659.5 million, an increase of 11 percent versus the prior year, driven by higher selling prices for primary lithium compounds and strong commercial performance in both pharmaceutical and food businesses in BioPolymer.

Segment operating profit of $142.7 million increased 20 percent versus the prior year due to higher sales, improved mix, and continued productivity improvements, which more than offset increased raw material costs.

In 2008, we expect full-year revenue growth in the mid-single digits due to higher volumes across the segment and higher selling prices in BioPolymer. Full-year segment operating profit growth in the low single digits is expected, as strong commercial performance in BioPolymer and the benefit of continued productivity improvements are expected to be mitigated by lower selling prices for primary lithium compounds and higher export taxes in Argentina.

Industrial Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2007	2006	$	%
	(in Millions)
Revenue	$1,087.1	$990.9	$96.2	10%
Operating Profit	92.5	96.7	(4.2)	(4)

Revenue in Industrial Chemicals was $1,087.1 million, an increase of 10 percent versus the prior year as a result of higher selling prices for soda ash and volume growth across the segment.

Segment operating profit of $92.5 million decreased 4 percent versus the prior year, due to higher energy and raw material costs across the segment and lower electricity selling prices in Spain in the first three quarters of the year, where Foret operates electricity cogeneration facilities and excess electricity is sold into the Spanish electrical grid. These higher costs more than offset the positive impact of higher sales.

For 2008, we expect full-year revenue growth of 5-10 percent as a result of higher volumes and selling prices across all businesses, particularly in soda ash. Full-year segment operating profit is expected to be up 55-60 percent as aggregate price and volume benefits and improved power market conditions in Spain more than offset higher raw material costs.

A major factor affecting phosphorus products in Foret in 2008 will be raw material costs, particularly for phosphate rock, where prices have increased dramatically versus 2007. We purchase phosphate rock in Foret from Morocco. The escalation in phosphate rock prices has been driven by tight supply conditions. We intend to recover these raw material cost increases in Foret in the form of higher pricing.

Results of Operations—2006 compared to 2005

In the following discussion, “year” refers to the year ended December 31, 2006 and “prior year” refers to the year ended December 31, 2005. Additionally, in the discussion below, please refer to our consolidated statements of income and our segment information from Note 19 included in Item 8 of this Form 10-K as well as the after-tax charges included in net income in the above table. All comparisons are between the periods unless otherwise noted.

Revenue for the year ended December 31, 2006 was $2,345.9 million, an increase of 9 percent compared to the $2,146.0 million recorded in the prior year period. This increase was driven by higher sales in all of our segments, which are discussed separately below.

In-Process Research and Development for the year ended December 31, 2006 was $2.0 million ($1.2 million after tax). See previous discussion under “Results of Operations – 2007 compared to 2006” which describes “In-Process Research and Development” charges. We did not incur any comparable charge for the year ended December 31, 2005.

Restructuring and other charges were $74.8 million ($57.9 million after-tax) in 2006 compared to $40.4 million ($26.1 million after-tax) in 2005. Charges in this category for the year ended December 31, 2006 are primarily related to the €25 million fine ($30 million at then-prevailing exchange rates) in our Industrial Chemicals Segment, the MCC Legal Settlements of $25.7 million in our Specialty Chemicals segment, a $6.0 million charge for the abandonment of a building in our Agricultural Products segment and severance and asset abandonment charges of $5.2 million related to research and development redeployment in our Agricultural Products segment. We also incurred $5.4 million of charges related to continuing environmental sites as a Corporate charge.

The charges of $40.4 million we recorded for the year ended December 31, 2005 primarily related to the $17.0 million for the closing of our carrageenan plant in Copenhagen, Denmark in our Specialty Chemicals segment, $5.4 million for the abandonment of certain assets in our Agricultural Products segment and $7.5 million for impairment and shutdown charges at our Spring Hill, West Virginia facility in our Industrial Chemicals segment. We also incurred charges of $6.1 million at our Pocatello site to increase reserves for demolition and other shutdown costs.

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

Interest expense, net decreased to $32.9 million compared to $58.1 million in 2005. The decrease primarily reflected lower interest costs and debt levels in the year ended December 31, 2006 compared to the prior year. The decreases were due to our debt refinancing in June 2005 and the redemption of the 10.25 percent Senior Notes in July 2005.

Loss on extinguishment of debt was $60.5 million ($37.4 million after-tax) in 2005. In 2005, in connection with our Industrial Revenue Bond refinancing, we incurred an approximately $2.1 million loss and in connection with entering into the 2005 Credit Agreement, we wrote off approximately $1.2 million of deferred financing fees associated with the previous agreement and $0.6 million of fees associated with the new agreement. Additionally, in 2005, we incurred a loss of $56.6 million associated with the redemption of the 10.25 percent Senior Notes.

Provision for income taxes was $68.3 million in 2006 compared with $80.7 million in 2005 reflecting effective tax rates of 32.2% and 42.7%, respectively. The change was primarily due to higher tax adjustments in 2005 which include income taxes associated with the repatriations under the American Jobs Creation Act (AJCA). Tax adjustments are described separately below. Offsetting this decrease was the effect on the tax provision in 2006 from having the $30 million European Commission fine that is non-deductible for tax purposes. Excluding the effect of these tax adjustments and the non-deductibility of the European Commission fine, the change from 2005 to 2006 is primarily a result of the mix of domestic income compared to income earned outside of the U.S., dividends received from foreign operations and valuation allowance adjustments.

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

Cumulative effect of change in accounting principle, net of income tax. On December 31, 2005, we adopted FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”. The cumulative effect of adoption was a charge of $0.5 million in 2005.

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

The 2005 net gain included income of $29.2 million related to a sale to the city of San Jose, California of approximately 52 acres of land used by our former Defense Systems operations. Primarily offsetting this income in 2005 was net environmental and legal charges of $23.4 million. The charges in 2005 were primarily related to our Front Royal and Middleport sites and in recognition of our share of liabilities related to a consent order between the EPA and the primary responsible parties at the Anniston site.

Net Income increased to $131.3 million in 2006 compared with $114.0 million in 2005 primarily as a result of changes in the after-tax items included in net income described above. The change in these items was the primary driver behind the increase in net income from 2005 to 2006 which was also due to higher earnings from our Agricultural Products, Specialty Chemicals and Industrial Chemicals segments and a decrease in interest expense.

Other Financial Data

Corporate Expenses were $46.2 million in 2006 compared to $45.1 million in 2005, essentially level from the prior year.

Other income and expense, net decreased to $3.0 million from $13.9 million in the prior year due to a gain related to the settlement of certain energy contracts in 2005 which was not repeated in 2006 as well as higher pension expense and the recognition of stock option expense in 2006. Offsetting these decreases was a gain recorded in 2006 related to a refund of previously submitted payroll taxes.

Segment Results 2006 compared to 2005

Information about how each of these items relates to our businesses at the segment level and results by segment are discussed below and in Note 19 to our consolidated financial statements included in this Form 10-K.

Agricultural Products

	Year Ended December 31,		Increase/ (Decrease)
	2006	2005	$	%
	(in Millions)
Revenue	$765.9	$720.3	$45.6	6%
Operating Profit	149.9	120.6	29.3	24

Revenue in Agricultural Products was $765.9 million in 2006, an increase of 6 percent versus 2005, driven primarily by strong sales growth in Latin America, particularly in Brazil, as well as by higher sales in North America and in Asia.

Segment operating profit was $149.9 million in 2006, an increase of 24 percent from the year earlier, as a result of the higher sales and the favorable impact of supply chain productivity initiatives, which more than offset the impact of generic bifenthrin competition, higher raw material costs and increased spending associated with growth initiatives.

Specialty Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2006	2005	$	%
	(in Millions)
Revenue	$592.8	$558.5	$34.3	6%
Operating Profit	118.8	108.1	10.7	10

Revenue in Specialty Chemicals was $592.8 million in 2006, an increase of 6 percent versus 2005, driven by higher sales of primary lithium compounds and continued strength in BioPolymer’s pharmaceutical business.

Segment operating profit of $118.8 million in 2006 increased 10 percent versus 2005. The sales gains, improved results in BioPolymer’s food ingredients business and the benefit of restructuring initiatives were partially offset by higher raw material costs and increased spending for growth initiatives.

Industrial Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2006	2005	$	%
	(in Millions)
Revenue	$990.9	$870.4	$120.5	14%
Operating Profit	96.7	83.9	12.8	15

Revenue in Industrial Chemicals was $990.9 million in 2006, an increase of 14 percent versus 2005. The soda ash business accounted for the majority of the increase due to significant improvements in both domestic and export soda ash selling prices and higher volumes. North American hydrogen peroxide also benefited from higher selling prices and energy surcharges.

Segment operating profit of $96.7 million increased 15 percent in 2006 versus 2005, driven by the sales gains, offset in part by higher energy costs, particularly for natural gas in Spain, higher raw material costs and the absence of earnings from Astaris, which was divested in November 2005. Prior to its divestiture, Astaris contributed approximately $11 million of income in 2005.

Recently Adopted and Issued Accounting Pronouncements and Regulatory Items

See Note 3 to our consolidated financial statements included in this Form 10-K.

Liquidity and Capital Resources

Domestic Credit Agreement Refinancing

On August 28, 2007, we executed a new credit agreement (the “Domestic Credit Agreement”) which provided for a five-year, $600 million revolving credit facility. The proceeds from this facility are available for general corporate purposes, including issuing letters of credit up to a $300 million sub-limit. The Domestic Credit Agreement also contains an option under which, subject to certain conditions, we may request an increase in the facility to $1 billion.

There were no borrowings under the new facility at inception, and our prior credit agreement dated as of June 21, 2005 was terminated at that time. Obligations under the prior credit agreement and related transaction costs, fees, and expenses for the new Agreement were paid with available cash.

Loans under the new facility bear interest at a floating rate, either a base rate as defined, or the applicable eurocurrency rate for the relevant term plus an applicable margin. The initial margin is 0.35 percent per year, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At December 31, 2007, if we had borrowings under our Domestic Credit Agreement, then the applicable rate would have been 4.95 percent per annum.

In connection with entering into the Domestic Credit Agreement, we wrote off $0.3 million of deferred financing fees associated with our previous credit agreement. These fees were previously a component of “Other assets” in our consolidated balance sheet and were recorded as “Loss on extinguishment of debt” in the consolidated statement of income for the year ended December 31, 2007.

On February 21, 2008, we entered into Amendment No. 1 to the Domestic Credit Agreement (the “Amendment”) among us, certain of our subsidiaries, each lender and issuing bank party thereto from time to time and Citibank, N.A. as administrative agent for the lenders thereunder. The Amendment amends the Domestic Credit Agreement by correcting minor technical flaws and conforming certain definitions to the European Credit Agreement described below.

European Credit Agreement

On December 16, 2005, our Dutch finance subsidiary executed a credit agreement (the “European Credit Agreement”) which provides for an unsecured revolving credit facility in the amount of €220 million. Borrowings may be denominated in euros or U.S. dollars. FMC and our Dutch finance subsidiary’s direct parent provide guarantees of amounts due under the European Credit Agreement.

Loans under the European Credit Agreement bear interest at a eurocurrency base rate, which for loans denominated in euros is the Euro InterBank Offered Rate, and for loans denominated in dollars is London Interbank Offered Rate (“LIBOR”) in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the rating assigned, to FMC by each of Moody’s and S&P. At December 31, 2007 the applicable margin was 0.35 percent and the applicable borrowing rate under the European Credit Agreement was 5.12 percent per annum.

On February 21, 2008, our Dutch finance subsidiary agreed upon an amendment and restatement of its European Credit Agreement with the bank lenders party thereto and Citibank International PLC, as agent for the lenders, to conform the representations, warranties and covenants in the European Credit Agreement to those contained in the Domestic Credit Agreement.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at December 31, 2007.

At December 31, 2007 and 2006, we had $171.7 and $196.4 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement, resulting in available funds of $147.1 million and $91.7 million, respectively.

We had no borrowings under our Domestic Credit Agreement at December 31, 2007 and 2006. Letters of credit outstanding under the Domestic Credit Agreement totaled $146.9 million and $144.5 million at December 31, 2007 and 2006, respectively. Available funds under the Domestic Credit Agreement were $453.1 million at December 31, 2007 and $455.5 million at December 31, 2006.

Cash and cash equivalents at December 31, 2007 and 2006 were $75.5 million and $165.5 million, respectively. We had total debt of $545.2 million and $629.7 million at December 31, 2007 and 2006, respectively. This included $419.6 million and $523.5 million of long-term debt (excluding current portions of $77.7 million and $52.5 million) at December 31, 2007 and 2006, respectively. Short-term debt, which consists of foreign borrowings, decreased to $47.9 million at December 31, 2007 compared to $53.7 million at December 31, 2006. The $78.7 million decrease in total long-term debt at December 31, 2007 from December 31, 2006 was primarily due to the scheduled repayment of a maturing medium-term note and partial repayment of our European Credit Agreement offset by higher exchange rates for the euro against the U.S. dollar.

Statement of Cash Flows

Cash provided by operating activities was $314.7 million for 2007 compared to $307.2 million for 2006 and $199.6 million for 2005. The increase in cash provided by operating activities in 2007 compared to 2006 reflected higher earnings from continuing operations offset by an increase in inventories and accounts receivable balances. The increase in cash provided by operating activities in 2006 compared to 2005 reflected higher earnings from continuing operations and improved working capital management in inventories and accounts payable. These were partially offset by an increase in accounts receivable balances.

Cash required by operating activities of discontinued operations was $45.1 million for 2007 compared to cash required of $43.2 million and cash provided of $17.4 million in 2006 and 2005, respectively. The change in 2007 compared to 2006 was due to the absence of proceeds from the sale of land in San Jose, California partially offset by lower discontinued operations environmental spending. The change in 2006 compared to 2005 was due to higher environmental spending in 2006 and lower cash proceeds of $25.3 million from the sale of a portion of our San Jose property in 2006 as compared to similar proceeds of $56.1 million in 2005. The majority of the spending for our discontinued operations is for environmental remediation on discontinued sites. Discontinued environmental spending was $22.4 million in 2007 compared to $44.1 million in 2006 and $24.4 million in 2005.

Cash required by investing activities was $120.6 million, $109.8 million and $6.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in cash required in 2007 was a result of lower proceeds from the sales and returns of investments and assets held for sale and an increase in other investing activities which represents increases to long-term deferred costs. The increase in cash required in 2006 was a result of lower asset sale proceeds, primarily attributable to the asset sale of our former phosphorus joint venture, Astaris, which took place in 2005.

Cash required by financing activities for 2007 was $243.4 million compared to cash required of $198.5 million in 2006 and cash required by financing activities of $215.3 million in 2005. The increase in 2007 compared to 2006 was primarily due to higher repurchases of common stock and lower proceeds from the issuances of common stock which primarily represent cash received from the exercise of stock options. The decrease in 2006 compared to 2005 was primarily due to the higher redemption of long-term debt in 2005. Partially offsetting this change was the repurchase of $92.2 million of common stock and the payment of $21.0 million in dividends in 2006. We did not repurchase any common stock or pay any dividends in 2005.

For the years ended December 31, 2007, 2006 and 2005, we contributed approximately 2,000, 470,000 and 528,000 shares of treasury stock to our employee benefit plans having a cost of $0.1 million, $17.3 million and $14.9 million, respectively, which is considered a non-cash activity.

Commitments and other potential liquidity needs

Our cash needs for 2008 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, environmental spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our $600 million committed revolving credit facility.

We continually evaluate our options for divesting real estate holdings and property, plant and equipment that are no longer integral to any of our core operating businesses.

Projected 2008 spending includes approximately $34 million of environmental remediation spending. This spending does not include expected spending of approximately $20 million in 2008 on capital projects relating to environmental control facilities. Also, we expect to spend in the range of approximately $26 million to $27 million in 2008 for environmental compliance costs, which we will include as a component of cost of sales in our consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls above the foregoing projections.

We have historically made voluntary pension payments and plan to make such payments totaling approximately $30 million in 2008.

In 2006, the Board of Directors approved the initiation of a quarterly cash dividend of $0.09 per share which was paid in April, July, and October of 2006, and January of 2007. In April 2007, the Board announced its plan to increase the quarterly dividend by 17 percent from $0.09 to $0.105 per share. We declared dividends aggregating $30.9 million to our shareholders of record during the year 2007, and $7.9 million of this amount is included in “Accrued and other liabilities” on the consolidated balance sheet as of December 31, 2007.

In 2006, the Board of Directors also authorized the repurchase of up to $150 million of our common stock. In April 2007, a new $250 million authorization was announced, replacing the original $150 million program. Although the new repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect the program will be accomplished over the next two years. During the year ended December 31, 2007, we repurchased 2,474,839 of our shares at an aggregate cost of approximately $110 million, including 536,422 shares for approximately $20 million under the old program and 1,938,417 shares for approximately $90 million under the new program. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans. See Note 1 to the consolidated financial statements in this Form 10-K for information regarding the stock split.

In 2001, we split FMC into separate chemical and machinery companies and we refer to the spun-off company, FMC Technologies, Inc. as “Technologies” throughout this Annual Report. We agreed to guarantee the performance by Technologies of a debt instrument (see Note 18 to the consolidated financial statements in this Form 10-K). As of December 31, 2007, these guaranteed obligations totaled $1.6 million compared to $2.4 million at December 31, 2006.

We guarantee repayment of some of the borrowings of certain foreign subsidiaries accounted for using the equity method. The other equity owners provide parallel agreements. We also guarantee the repayment of a borrowing of a minority equity holder in a foreign subsidiary that we consolidate in our financial statements. As of December 31, 2007 and 2006, these guarantees had maximum potential payments of $6.9 million and $8.2 million, respectively.

We also provide guarantees to financial institutions on behalf of certain Agricultural Product customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $29.7 million and $25.6 million at December 31, 2007 and 2006, respectively and are recorded on the consolidated balance sheets for each date as “Guarantees of vendor financing”.

Short-term debt consisted of foreign credit lines at December 31, 2007 and December 31, 2006. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Our total significant committed contracts that we believe will affect cash over the next four years and beyond are as follows:

Contractual Commitments	Expected Cash Payments by Year
	2008	2009	2010	2011	2012 & beyond	Total
	(in Millions)
Debt maturities (1)	$125.6	$2.1	$184.2	$50.8	$183.0	$545.7
Contractual interest (2)	25.5	23.4	22.9	12.1	206.0	289.9
Lease obligations (3)	28.8	27.6	25.7	22.3	108.9	213.3
Forward energy and foreign exchange contracts	3.4	(0.2)	—	—	—	3.2
Purchase obligations (4)	25.9	8.0	4.1	4.2	7.4	49.6

Total (5)	$209.2	$60.9	$236.9	$89.4	$505.3	$1,101.7

(1)	Excluding discounts.

(2)	Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We had $213.2 million of long-term debt subject to variable interest rates at December 31, 2007. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2007. Variable rates are market determined and will fluctuate over time.
(3)	Before recoveries.
(4)	Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased, price provisions and timing of the transaction. We have entered into a number of purchase obligations for the sourcing of materials and energy where take-or-pay arrangements apply. Since the majority of the minimum obligations under these contracts are take-or pay commitments over the life of the contract as opposed to a year by year take-or-pay, the obligations in the table related to these types of contacts are presented in the earliest period in which the minimum obligation could be payable under these types of contracts.
(5)	As of December 31, 2007, the liability for uncertain tax positions was $49.4 million and this liability is excluded from the table above. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonable reliable estimate of the amount and period in which these liabilities might be paid.

Contingencies

When FMC Technologies, Inc. was spun off from us in 2001, we entered into a tax sharing agreement wherein each company is obligated for those taxes associated with its respective business, generally determined as if each company filed its own consolidated, combined or unitary tax returns for any period where Technologies is included in the consolidated, combined or unitary tax return of us or our subsidiaries. The statute of limitations for the 2001 U.S. federal income tax year has now closed and no questions regarding the spin-off were raised during the IRS audit for 2000-2001, therefore any liability for taxes if the spin-off of Technologies were not tax free due to an action taken by Technologies has been favorably concluded. The tax sharing agreement continues to be in force with respect to certain items, which we do not believe would have a material effect on our financial condition or results of operations.

On January 28, 2005 we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission has imposed a fine on us in the amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million in our consolidated statements of income, reflecting then-prevailing exchange rates. This expense is included as a component of restructuring and other charges for 2006. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a rate of 4.1 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At December 31, 2007, the amount of the letter of credit was €27.1 million ($39.3 million).

We also received a subpoena in 2004 for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. In connection with these two matters, in February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class in January 2007, which the defendants have appealed. In early summer 2007, co-defendant Degussa agreed to a settlement in the federal cases in the amount of $21 million which has received final Court approval. Two other co-defendants, Akzo Nobel and Kemira, have reached settlements in the amount of $23.4 million and $5.0 million respectively. Both settlements have received preliminary approval from the Court. The Akzo Nobel settlement has been approved by the Court, but the Kemira settlement remains subject to Court approval. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada.

Another antitrust class action previously brought in Federal Court in the Eastern District of Pennsylvania alleging violations of antitrust laws involving our microcrystalline cellulose product was settled for $25.0 million, the same amount paid by our co-defendant Asahi Kasei Corporation. The Court approved this settlement in November 2006. The claims of plaintiffs who opted out of the class settlement were also settled late in 2006 for $0.7 million. The above amounts for 2006 have been reflected in “Restructuring and other charges” in our consolidated statement of income for the year ended December 31, 2006. The parties have also reached an agreement to settle a related state court case pending in California, for a total of $2.5 million, with the Company and Asahi Kasei each contributing $1.25 million. This settlement was approved by the California state court in November 2007. A third related state court case remains pending against FMC in Tennessee, although the parties have reached a tentative agreement to settle the case for $0.5 million, which will be subject to Tennessee state court approval. The above amounts for 2007 have been reflected in “Restructuring and other charges” in our consolidated statement of income for the year ended December 31, 2007.

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

Dividends

In 2006, the Board of Directors approved the initiation of a quarterly cash dividend of $0.09 per share which was paid in April, July, and October of 2006, and January and April of 2007. In April 2007, the Board announced its plan to increase the quarterly dividend by 17 percent from $0.09 to $0.105 per share. We declared dividends aggregating $30.9 million to our shareholders of record during the year 2007, and $7.9 million of this amount is included in “Accrued and other liabilities” on the consolidated balance sheet as of December 31, 2007. Total cash dividends of $29.7 million and $21.0 million were paid in 2007 and 2006, respectively, and no cash dividends were paid in 2005.

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

At December 31, 2007, our net financial instrument position was a net liability of $3.2 million compared to a net liability of $24.8 million at December 31, 2006. The change in the net financial instrument position was primarily due to lower unrealized losses in our commodity portfolio partially offset by higher unrealized losses on our foreign exchange portfolio.

Commodity Price Risk

Energy costs are approximately 13 percent of our cost of sales and services and are well balanced among coal, electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at December 31, 2007 and December 31, 2006 with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease of the net liability position of $9.7 million at December 31, 2007 compared to a $13.6 million decrease in the net liability position at December 31, 2006. As a result, at December 31, 2007, the net liability position would become a net asset position. A 10 percent decrease in energy market prices would result in an increase of $9.7 million in the net liability position at December 31, 2007 compared to an increase of $13.6 million in the net liability position at December 31, 2006.

Foreign Currency Exchange Rate Risk

The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the euro versus the Norwegian krone, the U.S. dollar versus the Japanese yen, the U.S. dollar versus the Chinese yuan and the U.S. dollar versus the Brazilian real. Foreign currency debt and foreign exchange forward contracts are used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows.

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2007 and December 31, 2006, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in an increase of $17.6 million in the net liability position at December 31, 2007. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in a decrease of $19.4 million in the net asset position, and as a result, would have changed the net asset position into a net liability position at December 31, 2006. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in a decrease of $17.6 million in the net liability position at December 31, 2007, compared to an increase of $17.9 million in the net asset position at December 31, 2006. As a result, at December 31, 2007, the net liability position would become a net asset position.

Interest Rate Risk

One of the strategies that we use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. In 2003, we entered into swaps with an aggregate notional value of $100.0 million. In 2005, we terminated these swaps at a net cost of $2.7 million and redeemed the underlying debt. As of December 31, 2007 and 2006, we had no interest rate swap agreements.

Our debt portfolio, at December 31, 2007, is composed of 52 percent fixed-rate debt and 48 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of foreign bank borrowings including borrowings under our European Credit Agreement and, variable-rate industrial and pollution control revenue bonds. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt in our debt portfolio at December 31, 2007, a one percentage point increase or decrease in interest rates then in effect would have increased or decreased gross interest expense for 2007 by $2.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

(1)	Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

(2)	Consolidated Balance Sheets as of December 31, 2007 and 2006

(3)	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

(4)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

(5)	Notes to Consolidated Financial Statements

(6)	Report of Independent Registered Public Accounting Firm

(7)	Management’s Report on Internal Control over Financial Reporting

(8)	Report of Independent Registered Public Accounting Firm

FMC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(in Millions, Except Per Share Data)
Revenue	$2,632.9	$2,345.9	$2,146.0
Costs and expenses
Costs of sales and services	1,830.1	1,636.5	1,505.5
Selling, general and administrative expenses	315.3	284.9	270.4
Research and development expenses	94.6	96.9	94.4
In-process research and development	2.0	2.0	—
Restructuring and other charges	162.9	74.8	40.4

Total costs and expenses	2,404.9	2,095.1	1,910.7

Income from continuing operations before equity in (earnings) loss of affiliates, investment gains, minority interests, interest income and expense, loss on extinguishment of debt, income taxes, and cumulative effect of change in accounting principle	228.0	250.8	235.3
Equity in (earnings) loss of affiliates	(2.5)	(2.3)	(70.6)
Investment gains	—	—	(9.3)
Minority interests	9.6	7.8	7.5
Interest income	(2.3)	(9.1)	(4.2)
Interest expense	37.2	42.0	62.3
Loss on extinguishment of debt	0.3	—	60.5

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	185.7	212.4	189.1
Provision for income taxes	29.0	68.3	80.7

Income from continuing operations before cumulative effect of change in accounting principle	156.7	144.1	108.4
Discontinued operations, net of income taxes	(24.3)	(12.8)	6.1
Cumulative effect of change in accounting principle, net of income taxes	—	—	(0.5)

Net income	$132.4	$131.3	$114.0

Basic earnings (loss) per common share
Continuing operations	$2.08	$1.88	$1.44
Discontinued operations	(0.32)	(0.17)	0.08
Cumulative effect of change in accounting principle	—	—	(0.01)

Net income	$1.76	$1.71	$1.51

Diluted earnings (loss) per common share
Continuing operations	$2.02	$1.82	$1.38
Discontinued operations	(0.31)	(0.16)	0.08
Cumulative effect of change in accounting principle	—	—	(0.01)

Net income	$1.71	$1.66	$1.45

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(in Millions, Except Share and Par Value Data)
ASSETS
Current assets
Cash and cash equivalents	$75.5	$165.5
Trade receivables, net of allowance of $18.0 in 2007 and $13.5 in 2006	599.7	537.9
Inventories	275.0	219.4
Prepaid and other current assets	126.9	91.3
Deferred income taxes	117.0	53.7

Total current assets	1,194.1	1,067.8
Investments	20.6	22.1
Property, plant and equipment, net	934.7	1,025.1
Goodwill	180.2	163.6
Other assets	144.8	125.6
Deferred income taxes	259.0	336.5

Total assets	$2,733.4	$2,740.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$47.9	$53.7
Current portion of long-term debt	77.7	52.5
Accounts payable, trade and other	327.4	301.4
Accrued and other liabilities	192.1	193.1
Accrued payroll	57.9	50.4
Guarantees of vendor financing	29.7	25.6
Accrued pensions and other postretirement benefits, current	10.6	7.5
Income taxes	8.1	33.3

Total current liabilities	751.4	717.5
Long-term debt, less current portion	419.6	523.5
Accrued pensions and other postretirement benefits, long-term	100.2	132.9
Environmental liabilities, continuing and discontinued	160.1	157.8
Reserve for discontinued operations	33.5	36.3
Other long-term liabilities	145.9	103.5
Minority interests in consolidated companies	58.4	59.0
Commitments and contingent liabilities (Note 18)

Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued or outstanding in 2007 or 2006	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2007 and 2006 92,991,896 issued in 2007 and 2006	9.3	9.3
Capital in excess of par value of common stock	407.5	426.3
Retained earnings	1,255.8	1,157.1
Accumulated other comprehensive income (loss)	(9.9)	(57.1)
Treasury stock, common, at cost; 17,862,495 shares in 2007 and 16,356,838 shares in 2006	(598.4)	(525.4)

Total stockholders’ equity	1,064.3	1,010.2

Total liabilities and stockholders’ equity	$2,733.4	$2,740.7

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(in Millions)
Cash provided by operating activities of continuing operations:
Net Income	$132.4	$131.3	$114.0
Cumulative effect of change in accounting principle	—	—	0.5
Discontinued operations	24.3	12.8	(6.1)
Income from continuing operations	$156.7	$144.1	$108.4
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation and amortization	133.7	131.8	136.3
Restructuring and other charges	162.9	74.8	40.4
Investment gains	—	—	(9.3)
Equity in (earnings) loss of affiliates	(2.5)	(2.3)	(70.6)
Deferred income taxes	6.5	56.8	54.8
Minority interests	9.6	7.8	7.5
In-process research and development	2.0	2.0	—
Loss on extinguishment of debt	0.3	—	60.5
Other	6.8	10.9	(0.3)
Changes in operating assets and liabilities:
Trade receivables, net	(48.6)	(31.2)	(27.5)
Guarantees of vendor financing	4.1	(4.8)	(39.6)
Inventories	(39.6)	21.9	4.7
Other current assets and other assets	(16.0)	(23.1)	45.7
Accounts payable	10.5	(12.3)	(25.6)
Accrued payroll, other current liabilities and other liabilities	(0.6)	(3.1)	(13.6)
Income taxes	9.1	17.2	(22.8)
Accrued pensions and other postretirement benefits, net	(42.1)	(40.1)	(25.8)
Environmental spending, continuing	(8.3)	(4.0)	(5.1)
Restructuring and other spending	(29.8)	(39.2)	(18.5)

Cash provided by operating activities	314.7	307.2	199.6

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued	(22.4)	(44.1)	(24.4)
Proceeds from sale of formerly environmentally impaired property	—	25.3	56.1
Payments of other discontinued reserves	(22.7)	(24.4)	(14.3)

Cash provided (required) by operating activities of discontinued operations	(45.1)	(43.2)	17.4

Cash provided (required) by investing activities:
Capital expenditures	(115.4)	(115.6)	(93.5)
In-process research and development expenditure	(2.0)	(2.0)	—
Proceeds from sales of investments and assets held for sale	—	11.7	13.7
Distributions from Astaris	4.4	—	69.5
Acquisition of mineral rights	—	(9.0)	—
Decrease (increase) in investments	—	(0.2)	—
Proceeds from disposal of property, plant and equipment	5.6	5.3	3.9
Other investing activities	(13.2)	—	—

Cash required by investing activities	(120.6)	(109.8)	(6.4)

Cash provided (required) by financing activities:
Increase (decrease) in other short-term debt	(5.1)	(27.1)	42.9
Decrease in restricted cash	—	—	9.7
Financing fees	(0.7)	—	(48.6)
Increase in long term debt	—	—	594.1
Repayment of long-term debt	(95.9)	(91.5)	(849.6)
Distributions to minority partners	(10.2)	(7.3)	(4.0)
Dividends paid	(29.7)	(21.0)	—
Issuances of common stock, net	14.6	40.6	40.2
Repurchases of common stock	(116.4)	(92.2)	—

Cash required by financing activities	(243.4)	(198.5)	(215.3)

Effect of exchange rate changes on cash and cash equivalents	4.4	3.4	(1.3)

Decrease in cash and cash equivalents	(90.0)	(40.9)	(6.0)
Cash and cash equivalents, beginning of year	165.5	206.4	212.4

Cash and cash equivalents, end of year	$75.5	$165.5	$206.4

Cash paid for interest was $31.3 million, $44.3 million and $71.4 million, and income taxes paid, net of refunds was $16.4 million net payments, $4.3 million net refunds and $41.4 million net payments in 2007, 2006, and 2005. For the years ended December 31, 2007, 2006 and 2005, we contributed approximately 2,000, 470,000 and 528,000 shares, respectively, of treasury stock to our employee benefit plans having a cost of $0.1 million, $17.3 million and $14.9 million, respectively, which is considered a non-cash activity.

We declared dividends aggregating $30.9 million to our shareholders of record during the year ended December 31, 2007, and $7.9 million of this amount is included in “Accrued and other liabilities” on the consolidated balance sheet as of December 31, 2007.

On January 1, 2007, we reclassified approximately $17 million of “Income taxes” to “Other long-term liabilities” on our consolidated balance sheets in connection with the adoption of FASB Interpretation No. 48. Also in connection with the adoption of FASB Interpretation No. 48, we reclassified approximately $22 million of “Income taxes” to offset “Deferred income taxes” on our consolidated balance sheet.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Comprehensive Income (Loss)
	(in Millions, Except Par Value)
Balance December 31, 2004	$9.1	$392.7	$939.6	$32.7	$(504.0)
Net income			114.0			$114.0
Stock compensation plans	0.2	30.3
Shares for benefit plan trust					14.9
Minimum pension liability adjustment, net of income tax benefit of $3.3				(7.5)		(7.5)
Net deferred gain on derivative contracts, net of income tax of $12.8				21.1		21.1
Foreign currency translation adjustments				(92.4)		(92.4)

Balance December 31, 2005	9.3	423.0	1,053.6	(46.1)	(489.1)	35.2

Net income			131.3			131.3
Stock compensation plans		(8.6)			36.3
Shares for benefit plan trust					17.4
Minimum pension liability adjustment, net of income tax expense of $13.7				21.9		21.9
Adjustment to initially apply SFAS No. 158, net of income tax benefit of $21.3				(27.8)
Net deferred loss on derivative contracts, net of income tax benefit of $20.2				(33.7)		(33.7)
Foreign currency translation adjustments				28.6		28.6
Dividends ($0.36 per share)			(27.8)
Repurchases of common stock					(90.0)
Reclassification due to adoption of SFAS 123R		11.9

Balance December 31, 2006	9.3	426.3	1,157.1	(57.1)	(525.4)	148.1

Net income			132.4			132.4
Stock compensation plans		(18.8)			37.3
Shares for benefit plan trust					(0.3)
Change in pension and post-retirement benefit plans, net of income tax benefit of $0.6				(0.5)		(0.5)
Net deferred gain on derivative contracts, net of income tax expense of $8.1				14.1		14.1
Foreign currency translation adjustments				33.6		33.6
Dividends ($0.405 per share)			(30.9)
Adjustment to initially apply FIN 48 as of January 1, 2007			(2.8)
Repurchases of common stock					(110.0)

Balance December 31, 2007	$9.3	$407.5	$1,255.8	$(9.9)	$(598.4)	$179.6

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	PRINCIPAL ACCOUNTING POLICIES AND RELATED FINANCIAL INFORMATION

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

Basis of consolidation and basis of presentation.    The accompanying consolidated financial statements of FMC Corporation and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America. Our consolidated financial statements include the accounts of FMC and all entities that we directly or indirectly control. All significant intercompany accounts and transactions are eliminated in consolidation.

In the fourth quarter of 2007, an error was discovered in the manner in which we recorded certain rebate accruals associated with our Agricultural Products segment. We determined that the adjustment was not material to any period presented. Since the amount is immaterial to all periods presented, we have determined to correct prior year financial statements within this Form 10-K. In this regard, we recorded an adjustment to decrease retained earnings by $6.0 million as of December 31, 2004, which is the earliest period presented. Additionally, compared to amounts in our previously issued consolidated statements of income, revenue decreased $1.1 million and $4.2 million, net income decreased $0.7 million and $2.6 million and diluted earnings per share decreased $0.01 and $0.03 for the years ended December 31, 2006 and 2005, respectively.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Additionally, as part of these restructuring plans write-downs of long-lived assets may occur. Two types of assets are impacted: assets to be disposed of by sale and assets to be abandoned. Assets to be disposed of by sale are measured at the lower of carrying amount or estimated net proceeds from the sale. Assets to be abandoned with no remaining future service potential are written down to amounts, net of expected recovery from disposal. The useful life of assets to be abandoned that have a remaining future service potential are adjusted and accelerated depreciation is recorded over the adjusted useful life.

Capitalized interest.    We capitalized interest costs of $4.2 million in 2007, $3.7 million in 2006 and $3.8 million in 2005. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.

Deferred costs and other assets.    Unamortized capitalized software costs totaling $15.0 million and $14.1 million at December 31, 2007 and 2006, respectively, are components of other assets, which also include debt financing fees and other deferred charges. We capitalize the costs of internal use software in accordance with accounting literature which generally permits the capitalization of certain costs incurred to develop or obtain internal use software. We assess the recoverability of deferred software costs on an ongoing basis and record write-downs to fair value as necessary. We amortize capitalized software costs over expected useful lives ranging from three to ten years.

Goodwill and intangible assets.    Goodwill and other indefinite intangible assets (“intangibles”) are not subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value based test.

We test goodwill for impairment annually using the criteria prescribed by Statement of Financial Accounting Standard (‘SFAS”) No. 142 “Goodwill and Other Intangible Assets”. We did not record any goodwill impairments in 2007, 2006 and 2005. Goodwill is primarily related to an acquisition in the Specialty Chemicals segment. There are no other material indefinite life intangibles, other than goodwill in any of the years presented. The change in goodwill in 2007 and 2006 was due to the effect of foreign currency translation on the euro.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our definite life intangibles totaled $11.2 million and $12.9 million as of December 31, 2007 and 2006, respectively, and are recorded in “Other assets” in our consolidated balance sheets. At December 31, 2007, these definite life intangibles were allocated among our business segments as follows: $9.1 million in Agricultural Products, $0.4 million in Specialty Chemicals and $1.7 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, access rights, industry licenses and other intangibles and are being amortized over periods of 5 to 15 years. Amortization was not significant in the years presented. The estimated amortization expense for each of the five years ended December 31, 2008 to 2012 is also not significant.

Revenue recognition.    We recognize revenue when the earnings process is complete, which is generally upon transfer of title. This transfer typically occurs upon shipment to the customer. In all cases, we apply the following criteria in recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collection is reasonably assured. Rebates due to customers are accrued in the same period that the related sales are recorded based on the contract terms.

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

Foreign currency translation.    We translate the assets and liabilities of most of our foreign operations at exchange rates in effect at the balance sheet date. The foreign operations’ income statements are translated at the monthly exchange rates for the period. For operations where the local currency is the functional currency we record translation gains and losses as a component of accumulated other comprehensive income or loss in stockholders’ equity until the foreign entity is sold or liquidated. We did not have significant operations in any highly inflationary countries during 2007, 2006 and 2005. In countries where the local currency is not the functional currency, property, plant and equipment, and other non-current assets are converted to functional currencies at historical exchange rates, and all gains or losses from conversion are included in either net income or other comprehensive income. Net income (loss) for 2007, 2006 and 2005 included aggregate transactional foreign currency gains and losses. We recorded a net gain (loss) of ($13.8) million, $1.0 million and $2.1 million for the years ended December 31,2007, 2006, and 2005 respectively. Other comprehensive income or loss for 2007, 2006 and 2005 included translation (losses) and gains of $33.6 million, $28.6 million and $(92.4) million, respectively.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes relating derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively. We had $0.1 million of ineffective losses related to our hedges for 2007 and no ineffective gains or losses 2006. We recorded a net gain for the ineffective portion of our hedges of $2.9 million in 2005.

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

We have identified Agricultural Products, Specialty Chemicals and Industrial Chemicals as our reportable segments. Segment disclosures are included in Note 19. Segment operating profit is defined as segment revenue less operating expenses. We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, in-process research and development, restructuring and other charges, investment gains, loss on extinguishment of debt, asset impairments, LIFO inventory adjustments, and other income and expense items. Information about how in-process research and development and restructuring and other charges relate to our businesses at the segment level is discussed in Notes 6 and 7, respectively.

Segment assets and liabilities are those assets and liabilities that are recorded and reported by segment operations. Segment operating capital employed represents segment assets less segment liabilities. Segment assets exclude corporate and other assets, which are principally cash equivalents, the impact of the LIFO reserve

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on inventory, deferred income tax benefits, eliminations of intercompany receivables and property and equipment not attributable to a specific segment. Segment liabilities exclude substantially all debt, income taxes, pension and other postretirement benefit liabilities, environmental reserves, restructuring reserves, deferred gains on sale and leaseback of equipment, fair value of currency contracts, intercompany eliminations, and reserves for discontinued operations.

Geographic segment revenue is based on the location of our customers. Geographic segment long-lived assets include investments, net property, plant and equipment, and other non-current assets. Geographic segment data is included in Note 19.

Stock compensation plans.    We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) on January 1, 2006, which requires that compensation expense be recognized in the financial statements for all share options and other equity-based arrangements. Under the provisions of SFAS 123R, share-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period (See Note 14 for further discussion on our share-based compensation).

We adopted SFAS 123R using the modified prospective transition method as provided for by the Standard and therefore have not restated prior periods. Under this transition method, the amount of compensation cost recognized in 2007 and 2006 for stock option awards includes amortization relating to the remaining unvested portion of stock option awards granted prior to January 1, 2006, and amortization related to new stock option awards granted on January 1, 2006 and later. Prior to January 1, 2006, we accounted for our stock compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, no compensation expense for stock option awards has been recognized in our financial statements in periods prior to January 1, 2006.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock compensation plans for the prior periods.

Year Ended December 31, 2005
(in Millions, Except Per Share Data)
Net income, as reported	$114.0

Add: Total stock-based compensation expense included in reported net income, net of related tax effects	2.7
Deduct: Total stock-based employee compensation expense determined under a fair-value-based method, net of related tax effects	(4.7)

Pro forma net income	$112.0

Basic earnings per common share:
As reported	$1.51
Pro forma	$1.49
Diluted earnings per common share:
As reported	$1.45
Pro forma	$1.43

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005: dividend yield of zero; expected volatility of 31 percent; risk-free interest rate of 3.8 percent; and expected life of five years for all grants. The weighted average fair value of stock options, calculated using the Black-Scholes option-pricing model, granted during the year ended December 31, 2005 was $8.24.

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

Included in the environmental reserve balance, other assets and reasonably possible loss contingencies are potentially recoverable amounts from third party insurance policies.

Our environmental liabilities for continuing and discontinued operations are principally for costs associated with the remediation and/or study of sites at which we are alleged to have disposed of hazardous substances. Such costs principally include, among other items, RI/FS, site remediation, costs of operation and maintenance of the remediation plan, fees to outside law firms and consultants for work related to the environmental effort, and future monitoring costs. Estimated site liabilities are determined based upon existing remediation laws and technologies, specific site consultants’ engineering studies or by extrapolating experience with environmental issues at comparable sites. Total reserves of $188.6 million and $189.6 million, respectively, before recoveries, were recorded at December 31, 2007 and 2006. In addition, we believe that it is reasonably possible that loss contingencies may exceed amounts accrued by approximately $75 million at December 31, 2007.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pensions and other postretirement benefits

We provide qualified and nonqualified defined benefit and defined contribution pension plans, as well as postretirement health care and life insurance benefit plans to our employees. Effective July 1, 2007, all of our newly hired and rehired salaried and nonunion hourly employees are no longer eligible for our defined benefit pension plans. The costs (or benefits) and obligations related to these benefits reflect key assumptions related to general economic conditions, including interest (discount) rates, healthcare cost trend rates, expected rates of return on plan assets and the rates of compensation increases for employees. The costs (or benefits) and obligations for these benefit programs are also affected by other assumptions, such as average retirement age, mortality, employee turnover, and plan participation. To the extent our plans’ actual experience, as influenced by changing economic and financial market conditions or by changes to our own plans’ demographics, differs from these assumptions, the costs and obligations for providing these benefits, as well as the plans’ funding requirements, could increase or decrease. When actual results differ from our assumptions, the difference is typically recognized over future periods. In addition, the unrealized gains and losses related to our pension and postretirement benefit obligations may also affect periodic benefit costs (or benefits) in future periods. See Note 13 for additional information relating to pension and other postretirement benefits.

Stock Split

On August 17, 2007, the Board of Directors of FMC declared a two-for-one split of our common stock (the “Stock Split”) effected in the form of a distribution of one newly issued share paid on September 13, 2007 with respect to each share held as of the close of business on August 31, 2007. Trading in the common stock on a post-split adjusted basis began on September 14, 2007.

The number of shares outstanding and related prices, per share amounts, share conversions, and share based data throughout this Form 10-K have been adjusted to reflect the Stock Split for all prior periods presented.

Reclassification and adjustments.

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Adjustments recorded in 2007

Our results for the year ended December 31, 2007, were favorably impacted by a $6.1 million benefit ($3.8 million after-tax), or $0.05 per diluted share related to a correction of last in, first out (“LIFO”) inventory liquidations related to prior periods. The adjustment to our LIFO inventory reserves was recorded as a result of a correction in determining our initial LIFO inventory base year. The benefit of $6.1 million has been recorded as component of “Cost of sales and services” in the consolidated statement of income for the year ended December 31, 2007.

Additionally, our results for the year ended December 31, 2007 were unfavorably impacted by $5.6 million, or $0.07 per diluted share, related to adjustments to income tax reserves related to prior periods. The $5.6 million adjustment was recorded to “Provision for income taxes” in the consolidated statements of income for the year ended December 31, 2007.

We believe that the effect of these adjustments was not material to our financial position or results of operations or liquidity for any period.

Adjustments recorded in 2006

Our results for the year ended December 31, 2006, were unfavorably impacted by $8.5 million or $0.11 per diluted share recorded to income taxes related to adjustments of deferred tax assets. The adjustment to our income taxes was recorded as a result of a review of our deferred taxes. We believe that the effect of this adjustment was not material to our financial position or results of operations or liquidity for any period.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We have mining operations in Green River, Wyoming for our soda ash business as well as mining operations in our lithium and Foret operations. We have legal reclamation obligations related to these facilities upon closure of the mines. Additionally, we have obligations at the majority of our manufacturing facilities in the event of a permanent plant shutdown. Certain of these obligations are recorded in our environmental and restructuring liability reserves described in Notes 7 and 12. For those not already accrued, we have calculated the fair value of these ARO’s and concluded that the present value of the obligations was immaterial as of December 31, 2007.

The changes in the carrying amounts of ARO’s for the years ended December 31, 2007 and 2006 are as follows.

(in Millions)
Balance at December 31, 2005	$6.0
Accretion expense	0.3
Payments	—

Balance at December 31, 2006	$6.3
Acceleration due to Baltimore shutdown (1)	8.5
Accretion expense	0.3
Payments	—

Balance at December 31, 2007	$15.1

(1)	This increase was primarily associated with our 2007 decision to phase out operations at our Baltimore facility. As a result of this decision, the estimated settlement dates associated with asset retirement obligations at the Baltimore facility were accelerated, resulting in an increase to the liability and an increase to capitalized asset retirement costs. The capitalized asset retirement cost will be depreciated on an accelerated basis over the remaining time we plan to operate the Baltimore facility, which is expected to be through the end of the first quarter of 2008. See Note 7 for further details on the Baltimore phase out.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3	RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS AND REGULATORY ITEMS

Recently issued accounting standards

SFAS No. 141(R)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised) “Business Combinations.” Statement No. 141(R) applies to all business combinations. Under SFAS No. 141(R) an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. We are required to adopt this statement starting in 2009 and it is to be applied to business combinations occurring in 2009 and after. Early adoption of this statement is prohibited.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements.” Statement No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. We are required to adopt this statement beginning in 2009. Early adoption of this statement is prohibited and we are currently in the process of evaluating the effect that this statement will have on our consolidated financial statements.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” Statement No. 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. We are required to adopt this Statement starting in 2008 and are currently evaluating the effect that this Statement will have on our consolidated financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. Statement No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and enhances disclosures about fair value measurements. The Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. SFAS No. 157 is effective for us for financial assets and liabilities starting in 2008 and for nonfinancial assets and liabilities starting in 2009. We are currently evaluating the effect that this Statement will have on our consolidated financial statements.

Adopted in 2007

FSP AUG AIR-1

In August 2006, the FASB released guidance on the accounting for planned major maintenance activities. The guidance was issued in the form of a Financial Statement Position (“FSP”) and prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim reporting periods. We adopted this FSP on January 1, 2007 and its adoption had an immaterial impact to our consolidated financial statements.

FIN 48

In June 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. We adopted this Interpretation as of January 1, 2007. See Note 10 for further discussion regarding our adoption of this interpretation.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EITF No. 06-3

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)” (“EITF 06-3”). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. We adopted this EITF on January 1, 2007. We record all taxes collected from customers to be remitted to governmental authorities on a net basis in our consolidated statements of income.

NOTE 4	DISCONTINUED OPERATIONS

Our results of discontinued operations comprised the following:

	Year Ended December 31,
	2007	2006	2005
	(in Millions)
Income from the sale of real estate property in San Jose (net of income tax expense of $9.8 and $22.6 million), respectively	$—	$14.0	$32.9
Provision for contingent liability related to San Jose land sale (net of income tax benefit of $2.3 million)	—	—	(3.7)
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax expense of $0.4 million, $0.3 million, and $0.1 million for 2007, 2006 and 2005, respectively)	1.1	0.5	0.3
Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations (net of income tax benefit of $15.4 million, $16.9 million, and $14.4 million in 2007, 2006 and 2005, respectively)	(25.4)	(27.3)	(23.4)

Discontinued operations, net of income taxes	$(24.3)	$(12.8)	$6.1

Year Ended December 31, 2007

During 2007, we recorded a $40.8 million ($25.4 million after-tax) charge to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $21.1 million ($13.1 million after-tax) relate primarily to a provision to increase reserves for environmental issues at our Middleport, Front Royal and Modesto sites. We also recorded increases to legal reserves and expenses in the amount of $19.7 million ($12.3 million after-tax). See the table showing our environmental reserves in Note 12.

Year Ended December 31, 2006

On May 24, 2006, we completed the sale of 23 acres of land in San Jose, California to the City of San Jose for $25.3 million. This sale resulted in income of $24.0 million ($14.0 million after tax). This sale completes the sale of land that was formerly used by FMC’s defense business, which was divested in 1997. We sold an adjacent 52 acres to the City of San Jose in February 2005 for $56.1 million.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2006, we also recorded a $44.2 million ($27.3 million after tax) charge to discontinued operations primarily related to environmental issues and legal reserves and expenses. Environmental charges of $26.8 million ($16.6 million after-tax), net of recoveries included a provision to increase our reserves for environmental issues primarily related to our Front Royal and Middleport sites as well as to increase our reserve for operating and maintenance activities. Included in the environmental charges noted above are offsetting amounts totaling $19.6 million ($12.2 million after-tax) related to recognition of third-party environmental recoveries related primarily to our Front Royal site. For the year ended December 31, 2006, increases to legal reserves and expenses related to previously discontinued operations amounted to $17.4 million ($10.7 million after-tax).

Year Ended December 31, 2005

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

Additionally, during 2005, we recorded a $37.8 million ($23.4 million after-tax) charge to discontinued operations related to environmental issues and legal reserves and expenses. Environmental charges of $43.3 million ($26.8 million after-tax) included a provision increase of $39.3 million ($24.3 million after-tax) to increase our reserves for environmental issues primarily related to our Front Royal and Middleport sites and in recognition of our share of liabilities related to a consent order between the EPA and the primary responsible parties at the Anniston site. Legal expense charges related to previously discontinued operations in the amount of $9.8 million ($6.0 million after-tax) were taken during 2005 as well. Offsetting these amounts was $15.3 million ($9.4 million after-tax) related to recognition of third-party environmental recoveries related to various sites, primarily our Front Royal site.

Reserve for Discontinued Operations at December 31, 2007 and 2006

The reserve for discontinued operations totaled $33.5 million and $36.3 million at December 31, 2007 and 2006, respectively. The liability at December 31, 2007 was comprised of $7.9 million for workers’ compensation and product liability, $12.0 million for other postretirement medical and life insurance benefits provided to former employees of discontinued businesses and $13.6 million of other discontinued operations reserves. In connection with SFAS No. 158 (see Note 13) that we adopted in 2006, the discontinued postretirement medical and life insurance benefits liability equals the accumulated postretirement benefit obligation. Associated with this liability is a net pretax actuarial gain of approximately $20.9 million ($14.2 million after-tax) and $22.9 million ($15.6 million after-tax) at December 31, 2007 and 2006, respectively. The estimated net actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into discontinued operations during 2008 are $2.2 million and $0.1 million, respectively.

The liability at December 31, 2006 was comprised of $9.7 million for workers’ compensation and product liability, $13.8 million for other postretirement medical and life insurance benefits provided to former employees of discontinued businesses and $12.8 million of other discontinued operations reserves. At December 31, 2007 and 2006, substantially all other discontinued operations reserves recorded on our consolidated balance sheets related to operations discontinued between 1976 and 2001.

We use actuarial methods, to the extent practicable, to monitor the adequacy of product liability, workers’ compensation and other postretirement benefit reserves on an ongoing basis. While the amounts required to settle

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Spending in 2007, 2006 and 2005 was $1.9 million, $2.0 million and $1.2 million, respectively, for workers’ compensation, product liability and other claims; $2.0 million, $2.2 million and $2.0 million, respectively, for other postretirement benefits; and $18.8 million, $20.2 million and $11.1 million, respectively, related to other discontinued operations reserves.

NOTE 5	INVESTMENTS IN JOINT VENTURES

We are party to several joint venture investments throughout the world, which individually and in the aggregate are not significant to our financial results.

Investment gains for the year ended December 31, 2005

In November 2005, Astaris LLC (now known as Siratsa LLC), our 50%-owned joint venture with Solutia, completed the sale of substantially all of its assets, other than certain excluded assets used in the business of Astaris to certain subsidiaries of Israel Chemicals Limited (“ICL”). The buyers also assumed certain of the liabilities of Astaris. The final sales price was $263 million. In connection with this sale, we recorded a gain of $57.7 million, before tax. This gain is included in “Equity in (earnings) loss of affiliates” on our consolidated statements of income for the year ended December 31, 2005. We received cash totaling $99.4 million of which $69.1 million is a distribution and $30.3 million is the final payment of Astaris obligations due to us as well as payments for certain liabilities transferred from Astaris to us.

In the second quarter of 2005, we sold our 50 percent ownership investment in Sibelco Española SA (“Sibelco”) for cash of $13.7 million. We accounted for Sibelco on the equity method. We recorded a gain of $9.3 million in conjunction with this sale which is included in “Investment gains” on our consolidated statements of income for the year ended December 31, 2005.

NOTE 6	IN-PROCESS RESEARCH AND DEVELOPMENT

Proprietary Fungicide Agreement

In the second quarter of 2006, our Agricultural Products segment entered into development agreements with a third-party company, whereby we were given the right to develop further one of the third party company’s products in certain geographic markets. Under the agreements, we paid $2.0 million and have recorded this amount as a charge to “In-process research and development” in the consolidated statements of income for the year ended December 31, 2006.

In the first quarter of 2007, our Agricultural Products segment acquired further rights from this third-party company to develop their proprietary fungicide. In acquiring those further rights, we paid an additional $1.0 million and have recorded this amount as a charge to “In-process research and development” in the consolidated statements of income for the year ended December 31, 2007

Collaboration and License Agreement

In the third quarter of 2007, our Agricultural Products segment entered into a collaboration and license agreement with another third-party company for the purpose of obtaining certain technology and intellectual property rights. We paid an initial $1.0 million upon entering into this agreement and have recorded the amount as a charge to “In-process research and development” in the consolidated statements of income for the year ended December 31, 2007.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7	RESTRUCTURING AND OTHER CHARGES

Year Ended December 31, 2007

Baltimore Phase Out

On June 15, 2007, we made the decision to phase out operations of our Baltimore, Maryland facility in our Agricultural Products segment by March 2008. Our decision is consistent with our strategy to maintain globally cost-competitive manufacturing positions by sourcing raw materials, intermediates and finished products in lower-cost manufacturing locations.

We recorded charges totaling $104.9 million during the year ended December 31, 2007 which consisted of (i) plant and equipment impairment charges and accelerated depreciation on fixed assets to be abandoned of approximately $98.7 million, and (ii) severance and employee benefits of $6.2 million. The plant and equipment impairment charges were primarily the result of the abandonment of a significant amount of assets at this facility before the end of their previously estimated useful life. We also expect to incur restructuring and other charges related to this phase out of approximately $20 to $30 million related to this phase out over the next two quarters primarily representing additional charges associated with fixed assets to be abandoned.

Abandonment of Foret Co-Generation Facility, Other Foret Fixed Asset Abandonments and Assets Held for Sale

During the second quarter of 2007, we abandoned a co-generation facility at Foret and recorded an impairment charge of $8.2 million. This facility, which is part of our Industrial Chemicals segment, produced electrical power and thermal energy by co-generation for use at one of Foret’s production properties. Historically, excess electricity produced from this facility was sold into the Spanish market. We own 75% of this co-generation facility and have recorded minority interest associated with this charge of $1.4 million as part of “Minority interests” in the consolidated statements of income for the year ended December 31, 2007.

During the third quarter of 2007, we abandoned certain fixed assets also at Foret and recorded impairment charges of $4.0 million. These fixed assets were at various facilities at Foret.

Additionally, during the third quarter of 2007, we reported Foret’s sodium sulfate long-lived assets held for sale in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” The assets held for sale in the amount of $16.8 million are included in prepaid and other current assets on our December 31, 2007 consolidated balance sheet. The sale of these assets was completed in February 2008.

Solutia Legal Settlement

In 2003, Solutia, our joint venture partner in Astaris, filed a lawsuit against us, which ultimately proceeded in U.S. District Court for the Southern District of New York, claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris and also failed to disclose the information we had about the PPA technology. On April 2, 2007, the parties agreed to settle all claims relating to the litigation in return for a payment of $22.5 million by us. The settlement was approved by the U.S. Bankruptcy Court in the Southern District of New York (where Solutia had filed for Chapter 11 bankruptcy protection in 2003) on May 1, 2007 without any appeal having been taken. This litigation is associated with out Industrial Chemicals business. The $22.5 million has been reflected in “Restructuring and other charges” in our consolidated statements of income for the year ended December 31, 2007.

Other Items

We recorded $1.8 million of charges related to an agreement to settle state court cases alleging violations of antitrust law involving our microcrystalline cellulose product (“MCC”) in our Specialty Chemicals Business. See further disclosure under the “2006” caption and Note 18 for further details regarding the MCC legal settlement.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Additional restructuring and other charges for the year ended December 31, 2007 also included a $6.8 million of severance costs, of which $5.6 million related to our Industrial Chemicals segment and $1.2 million related to our Agricultural Products Segment. We also recorded $1.1 million of asset abandonment charges in our Industrial Chemicals segment and $3.4 million of other charges primarily in our Industrial Chemicals and Specialty Chemicals segments, as well as $10.2 million relating to continuing environmental sites as a Corporate charge.

Year Ended December 31, 2006

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

European Commission Fine

On April 26, 2006, the European Commission imposed a fine on us regarding alleged violations of competition law in the hydrogen peroxide business in Europe prior to the year 2000 which we have appealed. This fine is associated with our Industrial Chemicals segment. We have recorded a €25 million charge for this fine. The amount of $30 million (reflecting then-prevailing exchange rates) has been reflected in restructuring and other charges in our consolidated statement of income for the year ended December 31, 2006. Since we are not required to make the payment during the appeal process, which may to extend beyond one year, the liability has been classified as long-term in the consolidated balance sheets as of December 31, 2007 and 2006. See Note 18 for further details on this matter.

Other Items

Additional restructuring and other charges for 2006 totaled $7.8 million. These charges included $1.2 million of asset abandonment charges in our Industrial Chemicals segment and $1.3 million of severance costs recorded in our Specialty Chemicals segment due to a workforce restructuring. We also recorded $5.4 million relating to continuing environmental sites. Offsetting these charges was a gain of $0.6 million in our Specialty Chemicals segment from the completion of the sale of our previously disclosed assets held for sale related to our Copenhagen, Denmark carrageenan plant which we closed in 2005. The gain represented the difference between the asset held for sale balance and the final proceeds. The final proceeds from the sale totaled $9.6 million. Additional restructuring and other charges were recorded in Industrial Chemicals of $0.5 million.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2005

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

Spring Hill

During the fourth quarter of 2005, we completed an analysis of our Spring Hill, West Virginia facility in our Industrial Chemicals segment. As a result, we abandoned the majority of the assets at this facility before the end of their previously estimated useful life. As a result we recorded an impairment charge of $4.5 million associated with these assets and $3.0 million of charges related to shut down obligations associated with this site, which were triggered as a result of our abandonment plan. The majority of these obligations relate to one of the Spring Hill plants we plan to demolish.

Pocatello

In the fourth quarter of 2005, we recorded restructuring and other charges of $6.1 million for our Pocatello site to increase reserves for demolition and other shutdown costs.

Other Items

Additional restructuring and other charges for the year ended December 31, 2005 totaled $9.8 million. These charges related to a charge for the abandonment of assets in our Agricultural Products segment as well as various severance charges. We committed to the abandonment of certain assets in our Agricultural Products segment and we recorded charges of $5.4 million. Severance costs related to either the closure of certain facilities or segment workforce restructurings and amounted to $3.4 million for the year ended December 31, 2005. These severance costs were recorded in our Specialty Chemicals ($1.6 million) and Agricultural Products ($1.8 million) segments and related to approximately 20 and 60 people. We also incurred $0.7 million of costs in our Agricultural Products segment primarily due to a lease termination related to a facility shutdown and $0.4 million related to continuing environmental sites. These charges were partially offset by a non-cash adjustment of $0.1 million in Corporate.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rollforward of Restructuring and Other Reserves

The following table shows a rollforward of restructuring and other reserves and the related spending and other changes:

(in Millions)	Total (1)
Balance at 12/31/2005	$5.1
Increase in reserves (1)	4.7
Cash payments	(6.1)

Balance at 12/31/2006	$3.7
Increase in reserves (1)	14.4
Cash payments	(6.0)

Balance at 12/31/2007 (2)	$12.1

(1)	Primarily severance costs related to workforce reductions and facility shutdowns. Increases in reserves for the year ended December 31, 2006 are primarily severance costs for previously announced workforce reductions and for the year ended December 31, 2007 the increase in reserves is primarily a result of the Baltimore phase out discussed above. The impairment charges noted above impacted our property, plant and equipment balances and are not included in the above table. The Solutia and MCC legal settlements noted above have been paid by us and are also not included in the above table. Additionally, the European Commission fine is included as a component of our other long-term liabilities balance on our consolidated balance sheet and is not included in the above table.
(2)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheets.

NOTE 8	INVENTORIES

The current replacement cost of inventories exceeded their recorded values by $142.2 million at December 31, 2007 and $148.1 million at December 31, 2006 resulting in a LIFO gain in “costs of sales and services”. See Note 1 for further detail regarding the LIFO gain recorded for the year ended December 31, 2007. During 2007 and 2006 inventory balances were reduced in the U.S. due to liquidation of inventory quantities carried at lower costs as compared with the cost of 2007 and 2006 purchases. Approximately 39 percent of inventories in 2007 and approximately 45 percent of inventories in 2006 are recorded on the LIFO basis. In 2007 and 2006 approximately 61 percent and 55 percent, respectively of inventories are determined on a FIFO basis.

Inventories consisted of the following:

	December 31,
	2007	2006
	(in Millions)
Finished goods and work in process	$201.1	$154.2
Raw materials	73.9	65.2

Net inventory	$275.0	$219.4

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2007	2006
	(in Millions)
Land and land improvements	$157.0	$154.7
Mineral rights	33.8	33.8
Buildings	361.2	362.0
Machinery and equipment	2,217.9	2,354.8
Construction in progress	74.0	63.2

Total cost	2,843.9	2,968.5
Accumulated depreciation	1,909.2	1,943.4

Property, plant and equipment, net	$934.7	$1,025.1

Depreciation expense was $113.8 million, $116.4 million, and $119.5 million in 2007, 2006 and 2005, respectively.

In the second quarter of 2006, we entered into an agreement with the Princeton Healthcare System to sell the FMC Research Center Facility in Princeton, New Jersey. The Research Center consists of office and laboratory buildings on approximately 150 acres of land. Closing on the agreement is subject to a number of conditions, including due diligence by Princeton Healthcare System, rezoning and other governmental approvals to allow re-development of the property for medical center use. Currently, closing is expected in the first half of 2008, subject to the conditions discussed above.

NOTE 10	INCOME TAXES

Domestic and foreign components of income from continuing operations before income taxes are shown below:

	Year Ended December 31,
	2007	2006	2005
	(in Millions)
Domestic	$124.4	$138.8	$40.7
Foreign	61.3	73.6	148.4

Total	$185.7	$212.4	$189.1

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes attributable to income from continuing operations consisted of:

	Year Ended December 31,
	2007	2006	2005
	(in Millions)
Current:
Federal	$—	$—	$(9.1)
Foreign	22.5	11.5	35.0
State	—	—	—

Total current	22.5	11.5	25.9
Deferred	6.5	56.8	54.8

Total	$29.0	$68.3	$80.7

Total income tax provisions (benefits) were allocated as follows:

	Year Ended December 31,
	2007	2006	2005
	(in Millions)
Continuing operations	$29.0	$68.3	$80.7
Discontinued operations	(15.0)	(6.8)	6.1
Cumulative effect of change in accounting principle	—	—	(0.3)
Items charged directly to stockholders’ equity	10.2	(27.0)	4.6

Total	$24.2	$34.5	$91.1

Significant components of the deferred income tax provision (benefit) attributable to income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
	(in Millions)
Deferred tax (exclusive of valuation allowance)	$22.9	$47.9	$37.2
Increase (decrease) in the valuation allowance for deferred tax assets	(16.4)	8.9	17.6

Deferred income tax provision	$6.5	$56.8	$54.8

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
	2007	2006
	(in Millions)
Reserves for discontinued operations, environmental and restructuring	$96.3	$95.0
Accrued pension and other postretirement benefits	14.4	20.2
Other reserves	45.5	40.3
Alternative minimum and foreign tax credit carryforwards	81.0	79.5
Net operating loss carryforwards	224.7	269.0
Other	47.0	39.0

Deferred tax assets	508.9	543.0
Valuation allowance	(65.1)	(81.5)

Deferred tax assets, net of valuation allowance	$443.8	$461.5

Property, plant and equipment, net	$67.8	$69.5
Other	—	1.8

Deferred tax liabilities	$67.8	$71.3

Net deferred tax assets	$376.0	$390.2

We have recognized that it is more likely than not that certain future tax benefits may or may not be realized as a result of current and future income. During the year ended December 31, 2007, the valuation allowance was decreased by $16.4 million to reflect higher than anticipated net deferred tax asset utilization. We believe that it is more likely than not that future earnings will generate sufficient taxable income to utilize the net deferred tax assets recorded as of December 31, 2007.

At December 31, 2007, we have net operating loss and tax credit carryforwards as follows: U.S. net operating loss carryforwards of $451.0 million expiring in varying amounts and years through 2026, state net operating loss carryforwards of $1,147.2 million expiring in various amounts and years through 2027, foreign net operating loss carryforwards of $169.3 million expiring in various years, U.S. foreign tax credit carryforwards of $34.8 million expiring in various amounts and years through 2015, and alternative minimum tax credit carryforwards of $46.2 million with no expiration date.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effective income tax rate applicable to income from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
	2007	2006	2005
Statutory U.S. tax rate	35%	35%	35%
Net difference:
U.S. export sales benefit	—	(1)	(2)
Percentage depletion	(9)	(8)	(6)
State and local income taxes, less federal income tax benefit	1	1	1
Foreign earnings subject to different tax rates	(10)	(7)	(7)
Net operating loss carryforwards unbenefited (benefited)	(1)	1	—
AJCA dividend	—	—	10
Tax on intercompany dividends and deemed dividend for tax purposes	1	—	4
Nondeductible expenses	2	6	2
Minority interests	2	1	1
Equity in earnings of affiliates not taxed	—	—	(1)
Changes to unrecognized tax benefits	5	—	(11)
Change in valuation allowance	(10)	4	17

Total difference	(19)	(3)	8

Effective tax rate	16%	32%	43%

2007 tax adjustments were favorable in the amount of $15.4 million and primarily include tax benefits related to the reversal of certain tax valuation allowances. These valuation allowances are no longer necessary because of our expectation that the related deferred tax assets are now likely to be realized. Partially offsetting these valuation adjustments are charges associated with adjustments for prior year tax matters. 2006 tax adjustments were unfavorable in the amount of $12.5 million and were associated primarily with adjustments to deferred income tax assets. 2005 tax adjustments, included charges of $31.9 million associated with repatriations, net tax benefits of $19.2 million primarily related to agreements on certain prior year tax matters previously reserved and charges of $9.5 million associated with adjustments to deferred tax liabilities.

As of December 31, 2007, our federal income tax returns for years through 2003 have been examined by the Internal Revenue Service (“IRS”) and substantially all issues have been settled. We believe that adequate provision for income taxes has been made for the open years 2002 and after. Income taxes have not been provided for the equity in undistributed earnings of foreign consolidated subsidiaries of $405.1 million or for foreign unconsolidated subsidiaries and affiliates of $8.1 million at December 31, 2007. Restrictions on the distribution of these earnings are not significant. It is not practical to estimate the amount of taxes that might be payable upon the remittance of such earnings. Foreign earnings taxable as dividends were $4.4 million, $1.4 million and $521.9 million in 2007, 2006 and 2005, respectively.

American Jobs Creation Act

On October 22, 2004, the American Jobs Creation Act (the “AJCA”) was signed into law. The AJCA provides for the deduction for U.S. federal income tax purposes of 85 percent of certain foreign earnings that are repatriated, as defined in the AJCA. During the year ended December 31, 2005, we repatriated approximately $528 million of foreign earnings and capital of which approximately $480 million were qualifying dividends under the AJCA. We recorded an income tax charge during the year ended December 31, 2005 of $31.9 million associated with total AJCA repatriations. This charge includes $18.8 million on the repatriation of the qualifying dividends subject to the 85 percent AJCA provision.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB Interpretation No. 48

FIN 48 prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. We adopted this Interpretation on January 1, 2007. As a result of the implementation of FIN 48, we recognized a net increase in our liability for unrecognized tax benefits which was accounted for as a $2.8 million decrease to the January 1, 2007 balance of retained earnings. After adoption of FIN 48, the liability for unrecognized tax benefits was $43.1 million as of January 1, 2007. The total amount of unrecognized tax benefits as of January 1, 2007 that, if recognized, would affect the effective tax rate is $43.1 million.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns for FMC entities taxable in the U.S and significant foreign jurisdictions are open for examination and adjustment. As of December 31, 2007, the United States income tax returns are open for examination and adjustment for years 2002-2007. Our significant foreign jurisdictions, which total 15, are open for examination and adjustment during varying periods from 2000-2007.

We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated financial statements. Included in the $43.1 million liability for unrecognized tax benefits as of January 1, 2007 is $0.2 million associated with interest and penalties.

Since the date of adoption, the liability for unrecognized tax benefits has increased by approximately $6.3 million to a balance of $49.4 million as of December 31, 2007. During the year ended December 31, 2007, we recognized no additional amounts for interest and penalties. We reasonably expect reductions in the liability for unrecognized tax benefits of up to $1 million within the next 12 months on account of expirations of statutes of limitations. See reconciliation of the total amounts of unrecognized tax benefits below:

(in Millions)
Balance, January 1, 2007	$43.1
Additions for tax positions of the current year	4.0
Additions for tax positions of prior years	5.9
Reductions for tax positions of prior years for:
Settlements during the period	(3.6)
Lapses of applicable statutes of limitations	—

Balance, December 31, 2007	$49.4

NOTE 11	DEBT

Debt maturing within one year:

Debt maturing within one year consists of the following:

	December 31,
	2007	2006
	(in Millions)
Short-term debt	$47.9	$53.7
Current portion of long-term debt	77.7	52.5

Total debt maturing within one year	$125.6	$106.2

Weighted average interest rates for short-term debt outstanding at year-end	13.2%	12.4%

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term debt consisted of foreign credit lines at December 31, 2007 and December 31, 2006. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Long-term debt:

Long-term debt consists of the following:

	December 31, 2007		December 31,
	Interest Rate Percentage	Maturity Date
			2007	2006
			(in Millions)
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, at December 31, 2007 and 2006)	3.53-7.05	2009-2035	$202.8	$216.7
Debentures (less unamortized discounts of $0.1 million and $0.1 million, at December 31, 2007 and 2006)	7.75	2011	45.3	45.4
Medium-term notes (less unamortized discounts of $0.1 million and $0.1 million, at December 31, 2007 and 2006	7.00	2008	77.5	117.4
European revolving credit facility	5.12	2010	171.7	196.4
Other debt			0.0	0.1

Total debt			497.3	576.0
Less: debt maturing within one year			77.7	52.5

Total long-term debt			$419.6	$523.5

At December 31, 2007 and 2006, we had $171.7 and $196.4 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement, resulting in available funds of $147.1 million and $91.7 million, respectively.

We had no borrowings under our Domestic Credit Agreement at December 31, 2007 and 2006. Letters of credit outstanding under the Domestic Credit Agreement totaled $146.9 million and $144.5 million at December 31, 2007 and 2006, respectively. Available funds under the Domestic Credit Agreement were $453.1 million at December 31, 2007 and $455.5 million at December 31, 2006.

At December 31, 2007, our debt credit ratings were BBB and Baa2 as assigned by S&P and Moody’s, respectively.

Maturities of long-term debt

Maturities of long-term debt outstanding, excluding discounts, at December 31, 2007 are $77.7 million in 2008, $2.1 million in 2009, $184.2 million in 2010, $50.8 million in 2011, $0.0 million in 2012 and $183.0 million thereafter.

Covenants

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at December 31, 2007.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensating Balance Agreements

We maintain informal credit arrangements in many foreign countries. Foreign lines of credit, which include overdraft facilities, typically do not require the maintenance of compensating balances, as credit extension is not guaranteed but is subject to the availability of funds.

2007 Domestic Credit Agreement Refinancing

On August 28, 2007, we executed a credit agreement (“the Domestic Credit Agreement”) which provided for a five year, $600 million revolving credit facility. The proceeds from this facility are available for general corporate purposes, including issuing letters of credit up to a $300 million sub-limit. The Domestic Credit Agreement also contains an option under which, subject to certain conditions, we may request an increase in the facility to $1 billion. There were no borrowings under the new facility at inception, and our prior credit agreement dated as of June 21, 2005 was terminated at that time. Obligations under the prior credit agreement and related transaction costs, fees, and expenses for the new Agreement were paid with available cash.

Loans under the new facility bear interest at a floating rate, either a base rate as defined, or the applicable eurocurrency rate for the relevant term plus an applicable margin. The initial margin is 0.35 percent per year, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At December 31, 2007, if we had borrowings under our Domestic Credit Agreement, then the applicable rate would have been 4.95 percent per annum.

In connection with entering into the Domestic Credit Agreement, we wrote off $0.3 million of deferred financing fees associated with our previous credit agreement. These fees were previously a component of “Other assets” in our consolidated balance sheet and were recorded as “Loss on extinguishment of debt” in the consolidated statements of income for the year ended December 31, 2007.

On February 21, 2008, we entered into Amendment No. 1 to the Domestic Credit Agreement (the “Amendment”) among us, certain of our subsidiaries, each lender and issuing bank party thereto from time to time and Citibank, N.A. as administrative agent for the lenders thereunder. The Amendment amends the Domestic Credit Agreement by correcting minor technical flaws and conforming certain definitions to the European Credit Agreement described below.

2005 Refinancings

Domestic Credit Agreement

In June 2005 we executed a $850 million, five year credit agreement (the “2005 Domestic Credit Agreement”) which provided for a $600 million revolving credit facility ($250 million of which is available for the issuance of letters of credit), and a $250 million term loan facility. The initial borrowings under the 2005 Domestic Credit Agreement, which is unsecured, were used to prepay all borrowings and terminate the previous $600 million senior secured credit agreement. The $250 million term loan under the 2005 Domestic Credit Agreement was prepaid on December 21, 2005 with proceeds from the European Credit Agreement, as described below. In connection with entering into the 2005 Domestic Credit Agreement, we wrote off $1.2 million of deferred financing fees associated with our previous credit agreement and $0.6 million of fees associated with the new agreement in addition to $0.1 million of fees related to the prepayment of the term loan in December 2005. These fees were recorded as “loss on extinguishment of debt” in the consolidated statement of income for the year ended December 31, 2005.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

European Credit Agreement

On December 16, 2005, our Dutch finance subsidiary executed a credit agreement (the “European Credit Agreement”) which provides for an unsecured revolving credit facility in the amount of €220,000,000. Borrowings may be denominated in euros or U.S. dollars. FMC and our Dutch finance subsidiary’s direct parent provide guarantees of amounts due under the European Credit Agreement.

Loans under the European Credit Agreement bear interest at a eurocurrency base rate, which for loans denominated in euros is the Euro InterBank Offered Rate, and for loans denominated in dollars is LIBOR in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the rating assigned to FMC by each of Moody’s and S&P. At December 31, 2007 the applicable margin was 0.35 percent and the applicable borrowing rate under the European Credit Agreement was 5.12 percent per annum.

On February 21, 2008, our Dutch finance subsidiary agreed upon an amendment and restatement of its European Credit Agreement with the bank lenders party thereto and Citibank International PLC, as agent for the lenders, to conform the representations, warranties and covenants in the European Credit Agreement to those contained in the Domestic Credit Agreement.

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

We have been named a Potentially Responsible Party (PRP) at 30 sites on the federal government’s National Priorities List (NPL), at which our potential liability has not yet been settled. In addition, we received notice from the EPA or other regulatory agencies that we may be a PRP, or PRP equivalent, at other sites, including 39 sites at which we have determined that it is reasonably possible that we have an environmental liability. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a Remedial Investigation/Feasibility Study (RI/FS) or its equivalent at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a Record of Decision (ROD) has been issued.

Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $188.6 million and $189.6 million, respectively, before recoveries, were recorded at December 31, 2007 and 2006. The long-term portion of these reserves is included in “Environmental liabilities, continuing and discontinued” on the consolidated balance sheets, net of recoveries, and amounted to $160.1 million and $157.8 million at December 31, 2007 and 2006, respectively. The short-term portion of our continuing operations obligations is recorded in accrued and other liabilities. In addition, we have estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by approximately $75 million at December 31, 2007.

To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. We have recorded recoveries, representing probable realization of claims against insurance companies, U.S. government agencies and other third parties, of $35.4 million and $37.0 million, respectively, at December 31, 2007 and 2006. The recoveries at December 31, 2007 are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” totaling $18.8 million or as “Other assets” totaling $16.6 million in the consolidated balance sheets. The recoveries at December 31, 2006 are recorded as an offset to the “Environmental liabilities, continuing and discontinued” totaling $22.4 million or as “Other assets” totaling $14.6 million in the consolidated balance sheets. Cash recoveries for the years 2007, 2006 and 2005 were $6.1 million, $3.6 million and $7.0 million, respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below is a rollforward of our environmental reserves, continuing and discontinued from December 31, 2004 to December 31, 2007.

Operating and Discontinued Sites Total
(in Millions)
Total environmental reserves, net of recoveries at December 31, 2004	$180.2

2005
Provision	28.5
Spending, net of recoveries	(36.2)
Reclassifications	(2.1)

Net Change	(9.8)

Total environmental reserves, net of recoveries at December 31, 2005	$170.4

Environmental reserves, current, net of recoveries (1)	$7.0
Environmental reserves, long-term continuing and discontinued, net of recoveries	163.4

Total environmental reserves, net of recoveries at December 31, 2005	$170.4

2006
Provision	46.8
Spending, net of recoveries	(50.0)

Net Change	(3.2)

Total environmental reserves, net of recoveries at December 31, 2006	$167.2

Environmental reserves, current, net of recoveries (1)	$9.4
Environmental reserves, long-term continuing and discontinued, net of recoveries	157.8

Total environmental reserves, net of recoveries at December 31, 2006	$167.2

2007
Provision	33.3
Spending, net of recoveries	(30.7)

Net Change	2.6

Total environmental reserves, net of recoveries at December 31, 2007	169.8

Environmental reserves, current, net of recoveries (1)	9.7
Environmental reserves, long-term continuing and discontinued, net of recoveries	160.1

Total environmental reserves, net of recoveries at December 31, 2007	169.8

(1)	“Current” includes only those reserves related to continuing operations.

Our total environmental reserves, before recoveries, include $172.1 million and $176.4 million for remediation activities and $16.5 million and $13.2 million for RI/FS costs at December 31, 2007 and 2006, respectively. For the years 2007, 2006 and 2005, we recorded spending of $31.2 million, $47.2 million, and $32.9 million, respectively, against established reserves for remediation spending, and $5.6 million, $6.4 million and $10.4 million, respectively, against reserves for spending on RI/FS. We anticipate that the remediation and RI/FS expenditures for current operating, previously operated and other sites will continue to be significant for the foreseeable future.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2007, 2006 and 2005, we recorded environmental provisions totaling $31.3 million, $32.2 million and $28.5 million, respectively. The $31.3 million recorded in 2007 included $33.3 million recorded as an increase to our environmental reserves and $2.0 million recorded as a recovery in “Other assets” on our consolidated balance sheets. The $32.2 million recorded in 2006 included $46.8 million recorded as an increase to our environmental reserves and $14.6 million recorded as a recovery in “Other assets” on our consolidated balance sheets. These provisions related to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years.

Front Royal

On October 21, 1999, the Federal District Court for the Western District of Virginia approved a consent decree signed by us, the EPA (Region III) and the DOJ regarding past response costs and future clean-up work at the discontinued fiber-manufacturing site in Front Royal, Virginia. As part of a prior settlement, government agencies have reimbursed us for approximately one-third of the clean-up costs due to the government’s role at the site, and we expect reimbursement to continue in the future. The amount of the reserve for this site was $31.1 million at December 31, 2007 and $32.2 million at December 31, 2006.

Pocatello

We have successfully decommissioned the Pocatello plant, and formally requested that EPA acknowledge completion of work under a June 1999 RCRA Consent Decree. In addition, we completed the closure of the calciner ponds under a July 2002 Consent Order. Future remediation costs include compliance with a 1998 CERCLA ROD which addresses ground water contamination and historic waste storage areas on the Pocatello plant portion of the Eastern Michaud Flats Superfund Site. FMC previously signed a CERCLA Consent Decree to implement this ROD, however, in August of 2000, the Department of Justice (“DOJ”) withdrew the Consent Decree to review the administrative record supporting the EPA’s remedy selection decision. In 2007, we performed supplemental investigative work pursuant to an October 2003 CERCLA Administrative Order to address areas triggered by plant shutdown. Upon completion of this supplemental investigation and feasibility study, we expect the EPA to issue an amended ROD. In 2007, we also commenced work pursuant to a December 2006 CERCLA unilateral administrative order to FMC to address air emissions from vents beneath the cap of one of the closed RCRA ponds, Pond 16S. The amount of the reserve for this site was $34.6 million at December 31, 2007 and $35.7 million at December 31, 2006.

Middleport

At our facility in Middleport, New York, we have constructed an engineered containment cover, closed RCRA regulated surface water impoundments and are collecting and treating both surface water runoff and ground water, and completed remediation of soil at 23 offsite residential properties and other offsite areas under a RCRA Corrective Action Order. Additional costs may result if additional remediation is required by regulatory agencies through interim actions or during the review and approval of the final RCRA corrective measures study. The amount of the reserve for this site is $31.4 million at December 31, 2007 and $25.7 million at December 31, 2006.

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

Regarding current operating sites, we spent $14.3 million, $8.9 million and $7.2 million for the years 2007, 2006 and 2005, respectively, on capital projects relating to environmental control facilities. Additionally, in 2007, 2006 and 2005, we spent $28.8 million, $25.9 million and $23.3 million, respectively, for environmental compliance costs, which are operating costs not covered by established reserves.

NOTE 13	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The funded status of our U.S. qualified and nonqualified defined benefit pension plans, our United Kingdom, Ireland, Norway and Canada defined benefit pension plans, plus our U.S. other postretirement healthcare and life insurance benefit plans for continuing operations, together with the associated balances and net periodic benefit cost recognized in our consolidated financial statements as of December 31, are shown in the tables below.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the weighted-average assumptions used and components of our defined benefit postretirement plans. The following tables also reflect a measurement date of December 31:

	Pensions		Other Benefits (1)
	December 31,
	2007	2006	2007	2006
	(in Millions)
Following are the weighted average assumptions used to determine the benefit obligations at December 31:
Discount rate	6.50%	6.00%	6.50%	6.00%
Rate of compensation increase	4.20%	4.20%	—	—

Accumulated benefit obligation:
Plans with unfunded accumulated benefit obligation	$910.0	$914.1	$—	$—

Change in projected benefit obligation
Projected benefit obligation at January 1	$982.2	$901.6	$44.8	$50.3
Service cost	19.1	18.6	0.3	0.2
Interest cost	56.9	54.8	2.7	2.6
Actuarial loss (gain)	(53.6)	30.7	0.6	(2.6)
Amendments	1.3	0.2	(0.1)	(0.7)
Foreign currency exchange rate changes	5.8	5.6	—	—
Plan participants’ contributions	0.5	0.5	6.0	7.4
Benefits paid	(51.3)	(46.8)	(10.7)	(12.4)
Transfer in	—	17.0		—

Projected benefit obligation at December 31	960.9	982.2	43.6	44.8

Change in fair value of plan assets:
Fair value of plan assets at January 1	886.8	769.8	—	—
Actual return on plan assets	16.0	109.4	—	—
Foreign currency exchange rate changes	4.5	3.9	—	—
Company contributions	37.4	35.1	4.7	5.0
Transfer in	—	14.9	—	—
Plan participants’ contributions	0.5	0.5	6.0	7.4
Benefits paid	(51.3)	(46.8)	(10.7)	(12.4)

Fair value of plan assets at December 31	893.9	886.8	—	—

Funded status of the plan (liability)	(67.0)	(95.4)	(43.6)	(44.8)

Amount recognized in the consolidated balance sheets:
Pension other asset	$0.2	$0.2	$—	$—
Accrued benefit liability	(67.2)	(95.6)	(43.6)	(44.8)

Total	$(67.0)	$(95.4)	$(43.6)	$(44.8)

The amount in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost at December 31, 2007 and 2006 are as follows:
Net transition asset	$0.7	$0.7	$—	$—
Prior service (cost) credit	(6.5)	(6.9)	2.7	3.8
Net actuarial (loss) gain	(105.9)	(109.1)	10.4	11.8

Accumulated other comprehensive income (loss)—pretax	(111.7)	(115.3)	13.1	15.6

Accumulated other comprehensive income (loss)—net of tax	(71.9)	(74.7)	11.6	13.5

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other changes in plan assets and benefit obligations for continuing operations recognized in other comprehensive income is as follows for the year ended December 31, 2007:

	Pensions	Other Benefits (1)
	(in Millions)
Current year net actuarial loss	$2.5	$0.6
Amortization of net actuarial loss (gain)	(7.2)	0.8
Current year prior service cost (credit)	1.3	(0.2)
Amortization of prior service cost (credit)	(1.8)	1.3
Amortization of transition obligation	0.1	—
Other	1.5	—

Total recognized in other comprehensive (income) loss, before taxes	$(3.6)	$2.5
Total recognized in other comprehensive (income) loss, after taxes	$(2.8)	$1.9

The estimated net actuarial loss, prior service cost and net transition asset for our pension plans that will be amortized from accumulated other comprehensive loss into our net annual benefit cost (income) during 2008 are $3.0 million, $1.1 million and $(0.2) million, respectively. The estimated net actuarial gain and prior service credit for our other benefits that will be amortized from accumulated other comprehensive income into net annual benefit cost during 2008 will be $0.8 million—income and $1.3 million—income, respectively.

(1)	Refer to Note 4 for information on our discontinued postretirement benefit plans.

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income) for the years ended December 31:

	Year Ended December 31
	Pensions			Other Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	6.00%	6.00%	6.00%	6.00%	6.00%	6.00%
Expected return on plan assets	8.75%	8.75%	8.75%	—	—	—
Rate of compensation increase	4.20%	4.20%	4.20%	—	—	—
Components of net annual benefit cost (in millions):
Service cost	$19.1	$18.6	$15.8	$0.3	$0.2	$0.3
Interest cost	56.9	54.8	50.7	2.7	2.6	3.1
Expected return on plan assets	(72.1)	(66.2)	(61.6)	—	—	—
Amortization of transition asset	(0.1)	(0.1)	(0.1)	—	—	—
Amortization of prior service cost	1.8	2.0	1.8	(1.3)	(1.3)	(2.0)
Recognized net actuarial and other (gain) loss	5.0	5.5	3.0	(0.8)	(1.0)	(0.4)

Net annual benefit cost from continuing operations	$10.6	$14.6	$9.6	$0.9	$0.5	$1.0

The asset allocation for our U.S. pension plan, and the target asset allocation for 2007, by asset category, is shown in the table below. The fair value of plan assets for our U.S. qualified pension plan was $829.4 million and $832.0 million, at December 31, 2007 and 2006, respectively. The expected long-term rate of return on these plan assets was 8.75 percent for both 2007 and 2006. In developing the assumption for the long-term rate of return on assets for our plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 9.5 percent over the last 10 years (which is in excess of comparable market indices for the same period) as well as other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 3 percent, is between 9 percent and 11 percent for both U.S. and non-U.S. equities, and between 5 percent and 7.5 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumption for the rate of return on assets.

		Percentage of Plan Assets December 31,
Asset Category	Target Asset Allocation	2007	2006
Equity securities	80 – 85%	78.8%	79.4%
Fixed income investments	15 – 25%	18.0%	18.0%
Cash and other short-term investments	0 – 5%	3.2%	2.6%

Total		100.0%	100.0%

The fair value of plan assets for our foreign pension plans totaled $64.5 million and $54.8 million at December 31, 2007 and 2006, respectively. These plan assets are invested in either equity securities or fixed income investments.

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

We made voluntary cash contributions to our U.S. qualified pension plan of $30.0 million in both 2007 and 2006. In addition, we paid nonqualified pension benefits from company assets of $3.0 million and $2.7 million, respectively for 2007 and 2006. We paid other postretirement benefits, net of participant contributions, of $4.7 million and $5.0 million in 2007 and 2006, respectively.

The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These amounts are reflected net of the annual Medicare Part D subsidy (see below) of approximately $1.5 million per year. These estimates take into consideration expected future service, as appropriate:

Estimated Net Future Benefit Payments
(in millions)
2008	$60.7
2009	60.8
2010	63.1
2011	65.4
2012	66.9
2013 – 2017	370.7

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We completed our evaluation of the Medicare Act during 2005 and determined the estimated effects of the Medicare Act on our retiree medical plan and the other postretirement benefit liabilities and net periodic other postretirement benefit costs reported in our consolidated financial statements. Our retiree medical plan was determined to be actuarially equivalent to the Medicare Part D benefit and therefore, we began to collect the government subsidy in 2006, for those participants who elect to remain in our plan. As a result, the effect of the government subsidy and other related effects of the Medicare Act for the year ended December 31, 2007 and 2006, was a benefit of $1.4 million and $1.6 million, respectively, which is reflected as a reduction in our net periodic other postretirement benefit cost from continuing operations.

Assumed health care cost trend rates have an effect on the other postretirement benefit obligations and net periodic other postretirement benefit costs reported for the health care portion of the other postretirement plan. A one-percentage point change in the assumed health care cost trend rates would be immaterial to our net periodic other postretirement benefit costs for the year ended December 31, 2007 and our other postretirement benefit obligation at December 31, 2007.

In 2005, we added our Ireland pension plan and in 2006 our Norway pension plan to our disclosures. The United Kingdom and Canadian pension plans are included in our disclosures for all years presented. The financial impact of compliance with U.S. GAAP pension accounting literature for other non-U.S. pension plans is not substantially different from the locally reported pension expense. The cost of providing pension benefits for foreign employees covered by the other non-U.S. plans, including Norway in 2005 was $3.3 million in 2007, $2.6 million in 2006 and $3.2 million in 2005.

FMC Corporation Savings and Investment Plan.    The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. We match contributions up to specified percentages of each employee’s compensation depending on how the employee allocates his or her contributions. Charges against income for the matching contributions, were $6.1 million in 2007, $6.4 million in 2006, and $6.3 million in 2005.

NOTE 14	SHARE-BASED COMPENSATION

Stock Compensation Plans

We have a share-based compensation plan, which has been approved by the stockholders, for certain employees, officers and directors. This plan is described below.

FMC Corporation Incentive Compensation and Stock Plan

The FMC Corporation Incentive Compensation and Stock Plan (the “Plan”) provides for the grant of a variety of cash and equity awards to officers, directors, employees and consultants, including stock options, restricted stock, performance units (including restricted stock units), stock appreciation rights, and multi-year management incentive awards payable partly in cash and partly in common stock. The Compensation and Organization Committee of the Board of Directors (the “Committee”), subject to the provisions of the Plan, approves financial targets, award grants, and the times and conditions for payment of awards to employees. The FMC Corporation Non-Employee Directors’ Compensation Policy (formerly the FMC Corporation Compensation Plan for Non-Employee Directors), administered by the Nominating and Corporate Governance Committee of the Board of Directors, sets forth the compensation to be paid to the directors, including awards (currently restricted stock units only) to be made to directors under the Plan.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the Plan, awards of restricted stock may be made to selected employees. The awards vest over periods designated by the Committee, which has generally been three years, with payment conditional upon continued employment. Compensation cost is recognized over the vesting periods based on the market value of the stock on the date of the award. Restricted stock units granted to directors under the Plan vest immediately if granted as part of or in lieu of the annual retainer; other restricted stock units granted to directors vest at the Annual Meeting of Shareholders in the calendar year following the May 1 annual grant date.

The total number of shares of common stock under the Plan is 14.4 million, which is in addition to the shares available from predecessor plans. Cancellations (through expiration, forfeiture, tax withholding or otherwise) of outstanding awards increase the shares available for future awards or grants. As of December 31, 2007 we had a total of 4.8 million shares available for future grants of share-based awards.

At December 31, 2007 and 2006, there were restricted stock units representing an aggregate of 185,057 shares and 195,694 shares of common stock, respectively, credited to the directors’ accounts. At December 31, 2007 and 2006 common stock options for 4,576 shares and 6,292 shares, respectively were outstanding for directors at exercise prices ranging from $18.30 to $20.28.

Stock Compensation

As discussed in Note 1, we adopted SFAS 123R on January 1, 2006, we recognized a total of $10.3 million ($6.4 million after-tax) and $8.1 million ($5.3 million after-tax) in share-based compensation expense during the years ended December 31, 2007 and 2006, respectively. This expense is classified as selling, general and administrative in our consolidated statements of income. The incremental effect of the adoption of SFAS 123R on both our basic and diluted earnings per share for the year ended December 31, 2006 was $0.03 and $0.03, respectively. The incremental effect represents compensation expense related to stock options. See below for further detail on our stock options.

We received $14.6 million and $25.6 million in cash related to stock option exercises for the year ended December 31, 2007 and 2006, respectively. We did not recognize any excess tax benefit in our consolidated balance sheets at December 31, 2007 and 2006 from the exercise of stock options and the vesting of restricted stock occurring during the years ended December 31, 2007 and 2006, due to our net operating loss carryforward position. As a result, there were no tax-related cash inflows from financing activities tied to the exercise of stock options and the vesting of restricted stock occurring during the years ended December 31, 2007 and 2006. In addition, the shares used for the exercise of stock options occurring during the years ended December 31, 2007 and 2006 came from newly issued and treasury shares.

Please refer to table in Note 1 that illustrates the effect on net income and earnings per share to our stock compensation plans for the prior period. This Note also illustrates the amount of share-based compensation expense recorded during the year ended December 31, 2005.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The grant-date fair values of the stock options we granted in the years ended December 31, 2007 and 2006 were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified approach prescribed by Staff Accounting Bulletin No. 107 (SEC’s interpretation of SFAS No. 123R). The risk-free rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects our announcement of the payment of a dividend on our common stock.

Black Scholes valuation assumptions for 2007 and 2006 stock option grants:

	2007	2006
Expected dividend yield (1)	0.9-1.0%	1.2%
Expected volatility	32.0%	32.0%
Expected life (in years)	6.5	6.5
Risk-free interest rate (1)	4.46-4.72%	4.6%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2007 and 2006 was $13.83 and $11.47 per share, respectively.

(1)	There were two separate grant dates for stock options in 2007 which resulted in the use of a different expected dividend yield and risk-free interest rate on each date.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summary shows stock option activity for employees under the Plan for the three years ended December 31, 2007:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
	Number of Shares in Thousands			(In Millions)
December 31, 2004 (3,468 shares exercisable)	6,324		$15.16

Granted	466		$24.03
Exercised	(1,504)		$16.64
Forfeited	(60)		$12.25

December 31, 2005 (3,118 shares exercisable)	5,226		$15.56

Granted	390		$31.26
Exercised	(1,848)		$13.45	$32.5
Forfeited	(66)		$23.01

December 31, 2006 (2,444 shares exercisable)	3,702	5.8	$18.14	$74.6

Granted	330		$36.94
Exercised	(918)		$15.92	$24.4
Forfeited	(41)		$25.03

December 31, 2007 (1,957 shares exercisable and 3,057 shares expected to vest)	3,073	5.7	$20.71	$104.0

The number of stock options indicated in the above table as being exercisable as of December 31, 2007 had an intrinsic value of $76.4 million, a weighted-average remaining contractual term of 3.47 years, and a weighted-average exercise price of $13.12.

We recognized $4.6 million ($2.9 million after-tax) and $3.4 million ($2.2 million after-tax) in compensation expense related to stock options for the years ended December 31, 2007 and 2006, respectively. We applied a forfeiture rate of two percent per stock option grant in the calculation of such expense.

As of December 31, 2007, we had total remaining unrecognized compensation cost related to unvested stock options of $3.9 million which will be amortized over the weighted-average remaining requisite service period of 1.5 years.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table shows our employee restricted stock activity for the three years ended December 31, 2007.

	Number of shares	Weighted- Average Grant Date Fair Value
	Number of Shares in Thousands
Nonvested at December 31, 2004	574	$15.18

Granted	230	$24.57
Vested	(62)	$12.78
Forfeited	(16)	$17.37

Nonvested at December 31, 2005	726	$18.29
Granted	152	$31.87
Vested	(206)	$19.97
Forfeited	(20)	$22.34

Nonvested at December 31, 2006	652	$20.93
Granted	180	$38.41
Vested	(373)	$12.68
Forfeited	(5)	$27.45

Nonvested at December 31, 2007	454	$32.07

We recognized $5.7 million ($3.5 million after-tax) and $4.7 million ($3.1 million after tax) in compensation expense related to restricted stock for the years ended December 31, 2007 and 2006, respectively. We applied a forfeiture rate assumption of one percent of outstanding grants in the calculation of such expense. As of December 31, 2007, we had total remaining unrecognized compensation cost related to unvested restricted stock of $6.3 million which will be amortized over the weighted-average remaining requisite service period of 2.6 years.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15	STOCKHOLDERS’ EQUITY

The following is a summary of our capital stock activity over the past three years:

	Common Stock	Treasury Stock
	(Number of Shares in Thousands)
December 31, 2004	90,244	15,460
Stock options and awards	1,702	—
Stock for employee benefit trust, net	—	(546)

December 31, 2005	91,946	14,914
Stock options and awards	1,046	(980)
Stock for employee benefit trust, net	—	(474)
Repurchases of common stock, net	—	2,896

December 31, 2006	92,992	16,356
Stock options and awards	—	(1,132)
Stock for employee benefit trust, net	—	(2)
Repurchases of common stock, net	—	2,640

December 31, 2007	92,992	17,862

At December 31, 2007, 8.6 million shares of unissued FMC common stock were reserved for stock options and awards.

Accumulated other comprehensive gain (loss) consisted of the following:

	December 31,
	2007	2006
	(in Millions)
Deferred (loss) gain on derivative contracts	$(1.6)	$(15.7)
Pension and other postretirement liability adjustment	(46.1)	(45.6)

Other comprehensive income (loss), net	(47.7)	(61.3)
Foreign currency translation adjustments	37.8	4.2

Accumulated other comprehensive gain (loss)	$(9.9)	$(57.1)

In 2006, the Board of Directors approved the initiation of a quarterly cash dividend of $0.09 per share which was paid in April, July, and October of 2006, and January of 2007. In April 2007, the Board announced its plan to increase the quarterly dividend by 17 percent from $0.09 to $0.105. We declared dividends aggregating $30.9 million to our shareholders of record during the year 2007, and $7.9 million of this amount is included in “Accrued and other liabilities” on the consolidated balance sheet as of December 31, 2007.

In 2006, the Board of Directors also authorized the repurchase of up to $150 million of our common stock. In April 2007, we announced a new $250 million authorization, replacing the original $150 million program. Although the new repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect the program will be accomplished over the next two years. During the year ended December 31, 2007, we repurchased 2,474,839 of our shares at an aggregate of approximately $110 million, including 536,422 shares for approximately $20 million under the old program and

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1,938,417 shares for approximately $90 million under the new program. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans.

See Note 1 for information regarding the stock split.

Shares of common stock repurchased and contributed to a trust for an employee benefit program (net of shares resold as needed to administer the plan) were 2,070 net shares contributed, 470,880 net shares contributed, and 528,644 net shares contributed in 2007, 2006 and 2005, respectively, at a cost of approximately $0.1 million, $17.3 million, and $14.9 million, respectively.

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

There were no excluded potential common shares from Diluted EPS for the years ended December 31, 2007, 2006 and 2005.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2007	2006	2005
	(in Millions Except Share and Per Share Data)
Earnings:
Income from continuing operations	$156.7	$144.1	$108.4
Discontinued operations, net of income taxes	(24.3)	(12.8)	6.1
Cumulative effect of change in accounting principle, net of income tax	—	—	(0.5)

Net income	$132.4	$131.3	$114.0

Basic earnings (loss) per common share
Continuing operations	$2.08	$1.88	$1.44
Discontinued operations	(0.32)	(0.17)	0.08
Cumulative effect of change in accounting principle, net of income tax	—	—	(0.01)

Net income	$1.76	$1.71	$1.51

Diluted earnings (loss) per common share
Continuing operations	$2.02	$1.82	$1.38
Discontinued operations	(0.31)	(0.16)	0.08
Cumulative effect of change in accounting principle, net of income tax	—	—	(0.01)

Net income	$1.71	$1.66	$1.45

Shares (in thousands):
Weighted average number of shares of common stock outstanding	75,400	76,640	75,298
Weighted average additional shares assuming conversion of stock options	2,199	2,436	3,074

Shares—diluted basis	77,599	79,076	78,372

NOTE 17	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

	December 31, 2007		December 31, 2006
Assets (liabilities)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in Millions)
Foreign Exchange Forward Contracts	$(1.2)	$(1.2)	$0.9	$0.9
Energy Forward Contracts	(2.0)	(2.0)	(25.7)	(25.7)
Debt	(545.2)	(548.4)	(629.7)	(646.5)

Use of Derivative Financial Instruments to Manage Risk

We record foreign currency and energy contracts at fair value as assets or liabilities and the related gains or losses are deferred in stockholders’ equity as a component of accumulated other comprehensive income or loss. At December 31, 2007, the net deferred hedging loss in net accumulated other comprehensive loss was $1.6 million. At December 31, 2006, the net deferred hedging loss in net accumulated other comprehensive loss was $15.7 million.

Approximately $1.7 million of net losses are expected to be realized in earnings over the twelve months ending December 31, 2008, as the underlying hedged transactions are realized, and net gains of $0.1 million are expected to be realized at various times, subsequent to December 31, 2008. We recognize derivative gains and losses in the “Costs of sales or services” line in the consolidated statements of income.

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

The primary currency movements for which we have exchange-rate exposure are the U.S. dollar versus the euro, the euro versus the Norwegian krone, the U.S. dollar versus the Japanese yen, the U.S. dollar versus the Chinese yuan and the U.S. dollar versus the Brazilian real.

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to our outstanding cash flow hedges and which were recorded to earnings during the years ended December 31, 2007, 2006 and 2005 were immaterial.

We hold certain forward contracts that have not been designated as hedging instruments. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments, and changes in the fair value of these items are recorded in earnings. The net gains (losses) recorded in earnings for contracts not designated as hedging instruments in 2007, 2006 and 2005 were $(8.6) million, $0.3 million and $1.4 million, respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commodity Price Risk

We are exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and entering into fixed-price contracts for the purchase of coal and fuel oil.

Hedge ineffectiveness and the portion of derivative gains or (losses) excluded from assessments of hedge effectiveness, related to our outstanding cash flow hedges recorded to earnings for the years ended December 31, 2007, 2006 and 2005 were approximately $(0.1) million, $0.0 million and $2.9 million, respectively.

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements to achieve a targeted mix of fixed- and variable-rate debt. In the agreements, we exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2007, we have no such swap agreements in place. In 2003, we entered into interest rate swaps with an aggregate notional principal amount of $100.0 million. These swaps, in which we exchanged net amounts based on making payments derived from a floating-rate index and receiving payments on a fixed-rate basis, were used to hedge the 10.25 percent senior secured notes due 2009. In 2005, we terminated these swaps at a net cost of $2.7 million and redeemed the underlying debt.

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

We lease office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Leases of real estate generally provide for our payment of property taxes, insurance and repairs. Capital leases are not significant. Rent expense under operating leases amounted to $15.1 million, $14.3 million and $13.8 million in 2007, 2006 and 2005, respectively. Rent expense is net of credits (received for the use of leased transportation assets) of $23.6 million, $23.6 million and $21.9 million in 2007, 2006 and 2005, respectively.

Minimum future rentals under noncancelable leases are estimated to be payable as follows: $28.8 million in 2008, $27.6 million in 2009, $25.7 million in 2010, $22.3 in 2011, $20.7 in 2012 and $88.2 million thereafter. Minimum future rentals for transportation assets included above aggregated approximately $126.7 million, against which we expect to continue to receive credits to substantially defray our rental expense.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials and energy total approximately $49.6 million. Since the majority of our minimum obligations under these contracts are over the life of the contract as opposed to a year-by-year basis, we are unable to determine the periods in which these obligations could be payable under these contracts. However, we intend to fulfill the obligations associated with these contracts through our purchases associated with the normal course of business.

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees:

December 31, 2007
(in Millions)
Guarantees:
– Technologies performance guarantees	$1.6
– Guarantees of vendor financing	29.7
– Foreign equity method investment and other debt guarantees	6.9

Total	$38.2

Other Commitments

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

We guarantee the performance by Technologies of a debt instrument outstanding in the principal amount of $1.6 million as of December 31, 2007 and $2.4 million as of December 31, 2006.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of December 31, 2007, these guarantees had maximum potential payments of $6.9 million compared to $8.2 million at December 31, 2006.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $29.7 million and $25.6 million at December 31, 2007 and December 31, 2006, respectively, and are recorded on the consolidated balance sheets for each date as guarantees of vendor financing.

Contingencies

On January 28, 2005 we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense is included as a component of restructuring and other charges. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a rate, which as of December 31, 2007, was 4.1 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At December 31, 2007, the amount of the letter of credit was €27.1 million (U.S. $39.3 million).

We also received a subpoena in 2004 for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. In connection with these two matters, in February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class in January 2007, which the defendants have appealed. In early summer 2007, co-defendant Degussa agreed to a settlement in the federal cases in the amount of $21 million which has received final Court approval. Two other co-defendants, Akzo Nobel and Kemira, have reached settlements in the amount of $23.4 million and $5.0 million respectively. Both settlements have received preliminary approval from the Court. The Akzo Nobel settlement has been approved by the Court, but the Kemira settlement remains subject to Court approval. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada.

Another antitrust class action previously brought in Federal Court in the Eastern District of Pennsylvania alleging violations of antitrust laws involving our microcrystalline cellulose product was settled for $25.0 million, the same amount paid by our co-defendant Asahi Kasei Corporation. The Court approved this settlement in November 2006. The claims of plaintiffs who opted out of the class settlement were also settled late in 2006 for $0.7 million. The above amounts for 2006 have been reflected in “Restructuring and other charges” in our consolidated statement of income for the year ended December 31, 2006. The parties have also reached an agreement to settle a related state court case pending in California, for a total for $2.5 million, with the Company and Asahi Kasei each contributing $1.25 million. This settlement was approved by the California state court in November 2007. A third related state court case remains pending against FMC in Tennessee, although the parties have reached a tentative agreement to settle the case for $0.5 million, which will be subject to Tennessee state court approval. The above amounts for 2007 have been reflected in “Restructuring and other charges” in our consolidated statement of income for the year ended December 31, 2007.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19	BUSINESS SEGMENT AND GEOGRAPHIC DATA

	Year Ended December 31,
	2007	2006	2005
	(in Millions)
Revenue
Agricultural Products	$889.7	$765.9	$720.3
Specialty Chemicals	659.5	592.8	558.5
Industrial Chemicals	1,087.1	990.9	870.4
Eliminations	(3.4)	(3.7)	(3.2)

Total	$2,632.9	$2,345.9	$2,146.0

Income from continuing operations before income taxes
Agricultural Products	207.0	149.9	120.6
Specialty Chemicals	142.7	118.8	108.1
Industrial Chemicals	92.5	96.7	83.9
Eliminations	—	(0.1)	0.4

Segment operating profit (1)	442.2	365.3	313.0
Corporate	(52.3)	(46.2)	(45.1)
Other income and (expense), net	(12.0)	3.0	13.9

Operating profit before the items listed below	377.9	322.1	281.8
In-process research and development (2)	(2.0)	(2.0)	—
Restructuring and other income/(charges), net (3)	(155.0)	(74.8)	(39.8)
Interest expense, net	(34.9)	(32.9)	(58.1)
Loss on extinguishment of debt (4)	(0.3)	—	(60.5)
Investment gains (5)	—	—	67.0
Affiliate interest expense (6)	—	—	(1.3)

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$185.7	$212.4	$189.1

Business segment results are presented net of minority interests, reflecting only FMC’s share of earnings. The corporate line primarily includes staff expenses, while other income and expense, net consists of all other corporate items, including LIFO inventory adjustments and pension income or expense.

(1)	Results for all segments are net of minority interests in 2007, 2006 and 2005 of $11.0 million, $ 7.8 million and $7.5 million, respectively, the majority of which pertain to Industrial Chemicals.
(2)	See Note 6.
(3)	See Note 7 for details of restructuring and other charges. In addition to the line item “Restructuring and other charges” as presented in the consolidated statements of income this line item in the above reconciliation includes the following:

•

Amounts shown for 2007 reflect a gain of $0.4 million representing the difference between the carrying value of our remaining investment in the Astaris joint venture and cash received from the joint venture. This gain is included in “Equity in (earnings) loss of affiliates” in the consolidated statement of income for the year ended December 31, 2007. In 2005, Astaris sold substantially all of the assets of its businesses and the buyers also assumed certain of the liabilities of Astaris as well.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

The amounts shown for 2007 also reflect minority interest of $1.4 million associated with our decision to abandon a co-generation facility at Foret during the second quarter of 2007. This amount is shown in “Minority interest” on the consolidated statements of income for the year ended December 31, 2007.

•

Additionally the amounts shown for 2007 reflect a $6.1 million benefit related to a correction of LIFO inventory reserves related to prior periods. See Note 1 to our consolidated financial statements in this Form 10-K for more detail. This adjustment has been recorded as a component of “Cost of sales and services” in the consolidated statements of operations for the year ended December 31, 2007.

•

The amount in 2005 includes our share of charges recorded by Astaris, which are included in “equity in (earnings) loss of affiliates” in our consolidated statements of income and were $0.6 million-gain, before tax, for the year ended December 31, 2005. (See Notes 5 and 7). Income for the year ended December 31, 2005 represents adjustments to liabilities related to restructuring and other charges recorded by Astaris prior to the sale of substantially all of its assets This item related to our Industrial Chemicals segment.

Amounts in 2007 related to Industrial Chemicals ($41.5 million), Agricultural Products ($106.3 million), Specialty Chemicals ($3.1 million) and Corporate ($4.1 million).

Amounts in 2006 related to Industrial Chemicals ($31.9 million), Agricultural Products ($11.4 million), Specialty Chemicals ($26.3 million) and Corporate ($5.2 million).

Amounts in 2005 related to Industrial Chemicals ($13.0 million), Agricultural Products ($7.9 million), Specialty Chemicals ($18.7 million) and Corporate ($0.2 million).

(4)	See Note 11.
(5)	Amount represents gains related to our Astaris investment and gain on sale of one of our equity method investments. Our gain recorded in connection with Astaris’s sale of substantially all of its assets is included within “equity in (earnings) loss of affiliates” in the consolidated statements of income.
(6)	Amount represents our share of interest expense of Astaris recorded by Astaris prior to the sale of substantially all of its assets. The equity in (earnings) loss of Astaris, is included in Industrial Chemicals.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2007	2006	2005
	(in Millions)
Operating capital employed (1)
Agricultural Products	$486.4	$504.5	$511.1
Specialty Chemicals	699.8	633.2	600.4
Industrial Chemicals	552.7	545.9	527.1
Elimination	(0.3)	(0.3)	(0.2)

Total operating capital employed	1,738.6	1,683.3	1,638.4
Segment liabilities included in total operating capital employed	584.5	548.3	522.0
Corporate items	410.3	509.1	584.9

Total assets	$2,733.4	$2,740.7	$2,745.3

Segment assets (2)
Agricultural Products	$689.9	$703.6	$712.0
Specialty Chemicals	774.9	699.6	672.4
Industrial Chemicals	858.6	828.7	776.2
Elimination	(0.3)	(0.3)	(0.2)

Total segment assets	2,323.1	2,231.6	2,160.4
Corporate items	410.3	509.1	584.9

Total assets	$2,733.4	$2,740.7	$2,745.3

(1)	We view operating capital employed, which consists of assets, net of liabilities, reported by our operations and excluding corporate items such as cash equivalents, debt, pension liabilities, income taxes and LIFO reserves, as our primary measure of segment capital.
(2)	Segment assets are assets recorded and reported by the segments and are equal to segment operating capital employed plus segment liabilities. See Note 1.

	Year Ended December 31,
	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	(in Millions)
Agricultural Products	$11.2	$14.5	$13.5	$27.2	$31.4	$32.6	$69.7	$74.1	$72.4
Specialty Chemicals	33.5	30.8	29.6	32.0	31.3	32.1	17.0	15.0	15.1
Industrial Chemicals	65.1	63.0	42.8	69.0	64.5	66.8	7.9	7.8	6.9
Corporate	5.6	7.3	7.6	5.5	4.6	4.8	—	—	—

Total	$115.4	$115.6	$93.5	$133.7	$131.8	$136.3	$94.6	$96.9	$94.4

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Segment Information

	Year Ended December 31,
	2007	2006	2005
	(in Millions)
Revenue (by location of customer):
North America (1)	$962.1	$959.0	$856.9
Europe/Middle East/Africa	750.8	652.8	619.3
Latin America (1)	573.9	457.3	393.6
Asia Pacific	346.1	276.8	276.2

Total	$2,632.9	$2,345.9	$2,146.0

(1)	In 2007, countries with sales in excess of 10 percent of consolidated revenue consisted of the U.S. and Brazil. Sales for the U.S. and Brazil totaled $896.7 million and $365.3 million respectively for the year ending December 31, 2007. For the years ending December 31, 2006 and 2005 U.S. sales totaled $907.1million and $813.9 million and Brazil sales totaled $280.8 million and $243.5 million respectively.

	December 31,
	2007	2006
	(in Millions)
Long-lived assets (1):
North America (2)	$710.6	$797.0
Europe/Middle East/Africa (2)	486.3	477.1
Latin America	41.8	36.0
Asia Pacific	41.6	26.3

Total	$1,280.3	$1,336.4

(1)	Geographic segment long-lived assets exclude long-term deferred income taxes on the consolidated balance sheets.
(2)	The countries with long-lived assets in excess of 10 percent of consolidated long-lived assets are the U.S., Norway and Spain. Long-lived assets in the U.S., Norway and Spain totaled $683.3 million, $220.7 million, and $129.5 million for year ended December 31, 2007, respectively. For the year ended December 31, 2006, U.S., Norway and Spain long-lived assets totaled $776.1 million, $199.6 million and $145.4 million respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2007				2006
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
	(in Millions, Except Share and Per Share Data)
Revenue	$674.1	$657.9	$626.6	$674.3	$594.1	$592.3	$572.2	$587.3
Gross Profit	210.8	210.0	186.4	195.6	193.7	184.4	159.6	171.7
Income from continuing operations before equity in (earnings) loss of affiliates, minority interests, investment gains, net interest expense, loss on extinguishment of debt and income taxes	84.9	15.7	68.1	59.3	73.1	53.6	63.7	60.4
Income from continuing operations (1)	55.1	14.3	41.4	45.9	38.3	35.3	38.6	31.9
Discontinued operations, net of income taxes	(9.3)	(5.7)	(4.3)	(5.0)	(0.6)	11.0	(3.5)	(19.7)

Net income	$45.8	$8.6	$37.1	$40.9	$37.7	$46.3	$35.1	$12.2

Basic net income per common share (2)	$0.60	$0.11	$0.49	$0.55	$0.49	$0.60	$0.46	$0.16

Diluted net income per common share (2)	$0.59	$0.11	$0.48	$0.53	$0.48	$0.58	$0.44	$0.16

Weighted average shares outstanding:
Basic	75.9	75.7	75.2	74.8	76.7	77.3	76.7	75.9
Diluted	78.2	77.8	77.3	77.1	79.3	79.8	79.0	78.3

1.	In the fourth quarter of 2007, our results were unfavorably impacted by $22.9 million ($14.4 million after-tax) of restructuring and other charges. In the fourth quarter of 2006, our results were unfavorably impacted by $7.2 million ($4.7 million after-tax) of restructuring and other charges (See Note 7).
2.	The sum of quarterly earnings per common share may differ from the full-year amount due to changes in the number of shares outstanding during the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FMC Corporation:

We have audited the accompanying consolidated balance sheets of FMC Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 3 and 10 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007. As discussed in note 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006. As discussed in notes 1 and 14 to the consolidated financial statements, the Company adopted SFAS No. 123(R), Share-Based Payment, and related interpretations as of January 1, 2006. As discussed in note 2 to the consolidated financial statements, the Company adopted FIN No. 47, Accounting for Conditional Asset Retirement Obligations, on December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FMC Corporation’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 25, 2008

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.

Based on this assessment, we determined that, as of December 31, 2007, FMC has effective internal control over financial reporting.

KPMG LLP, has issued an audit report on the effectiveness of internal control over financial reporting which appears on page 105.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FMC Corporation:

We have audited FMC Corporation’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FMC Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report titled “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, FMC Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 25, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 25, 2008

FMC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

Description	Balance, Beginning of Year	Provision	Write- offs (1)	Balance, End of Year
	(in Millions)
December 31, 2007
Reserve for doubtful accounts	$13.5	$4.9	$(0.4)	$18.0

Deferred tax valuation allowance	$81.5	$(16.4)	$—	$65.1

December 31, 2006
Reserve for doubtful accounts	$11.0	$3.6	$(1.1)	$13.5

Deferred tax valuation allowance	$72.6	$8.9	$—	$81.5

December 31, 2005
Reserve for doubtful accounts	$10.8	$5.9	$(5.7)	$11.0

Deferred tax valuation allowance	$55.0	$17.6	$—	$72.6

(1)	Write-offs are net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2007. The company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

Management’s annual report on internal control over financial reporting. Refer to Management’s Report on Internal Control Over Financial Reporting on page 104

Audit report of the independent registered public accounting firm. Refer to Report of Independent Registered Pubic Accounting Firm on page 105

(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 21, 2008, we entered into Amendment No. 1 to the Domestic Credit Agreement among us, certain of our subsidiaries, each lender and issuing banks party thereto from time to time and Citibank, N.A. as administrative agent for the lenders thereunder. The Amendment amends the Domestic Credit Agreement by correcting minor technical flaws and conforming certain definitions to the European Credit Agreement described below.

On February 21, 2008, our Dutch finance subsidiary entered into an Amended and Restated Credit Agreement with the lenders party thereto and Citibank International PLC, as agent for the lenders, to conform representations, warranties and covenants in the European Credit Agreement to those contained in the Domestic Credit Agreement.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption “III. Board of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on April 22, 2008 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Item 4A. Executive Officers of the Registrant” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance-Committees and Independence of Directors-Audit Committee” and “—Corporate Governance-Code of Ethics and Business Conduct Policy” in the Proxy Statement, and information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “VII. Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporated herein by reference in response to this Item 10.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in the Proxy Statement in the section titled “VI. Executive Compensation” with respect to executive compensation, in the section titled “IV. Information About the Board of Directors and Corporate Governance—Board of Directors Compensation” and “—Corporate Governance—Committee Interlocks and Insider Participation” is incorporated herein by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the section titled “V. Security Ownership of FMC Corporation” in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.

Equity Compensation Plan Information

The table below sets forth information with respect to compensation plans under which equity securities of FMC are authorized for issuance as of December 31, 2007. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

Plan Category	Number of Securities to be issued upon exercise		Weighted-average exercise price (1)	Securities available for future issuance under equity compensation plans
Equity Compensation Plans approved by stockholders	3,637,746	(2)	$17.49	4,841,702
Equity Compensation Plans not approved by stockholders	79,276	(3)	$1.10	—

(1)	Taking into account all outstanding stock options included in this table, the weighted-average exercise price of such stock options is $17.14, and the weighted-average term-to-expiration is 4.7 years.
(2)	Includes 3,073,172 stock options and 454,217 restricted stock awards granted to employees and 110,357 Restricted Stock Units (RSUs) held by directors.
(3)	Includes 4,576 stock options and 74,700 RSUs held by directors. For a number of years prior to 2003, a portion of the annual compensation for members of the Board of Directors was paid in the form of RSUs settled in treasury shares upon retirement or other termination of service on the Board. Since 2003, all RSUs issued to directors have been made under the FMC Corporation Incentive Compensation and Stock Plan, which was approved by stockholders in 2001. No stock options under any plan have been granted to directors since 1999.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained in the Proxy Statement concerning our independent directors under the caption “IV. Information About the Board of Directors and Corporate Governance—Committees and Independence of Directors,” and the information contained in the Proxy Statement concerning our related party transactions policy, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance—Corporate Governance—Related Party Transactions Policy,” is incorporated herein by reference in response to this Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the Proxy Statement in the section titled “II. The Proposals to be Voted On—Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference in response to this Item 14.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Document filed with this Report

1.	Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.

2.	The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years 2007, 2006 and 2005	106

The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

3.	Exhibits: See attached Index of Exhibits

(b)	Exhibits

Exhibit No.	Exhibit Description
*3.1	Restated Certificate of Incorporation, as filed on June 23, 1998 (Exhibit 4.1 to FMC Corporation’s Form S-3 filed on July 21, 1998)

*3.2	Restated By-Laws of FMC Corporation as of August 17, 2007 (Exhibit 3.2 to FMC Corporation’s Current Report on Form 8-K filed on August 17, 2007)

*4.1	Amended and Restated Rights Agreement, dated as of February 19, 1988, between FMC Corporation and Harris Trust and Savings Bank (Exhibit 4 to FMC Corporation’s Registration Statement on Form SE (File No. 1-02376) filed on March 25, 1993)

*4.1.a	Amendment to Amended and Restated Rights Agreement, dated February 9, 1996 (Exhibit 1 to FMC Corporation’s Current Report on Form 8-K filed on February 9, 1996)

*4.2	Succession Agreement, dated as of August 6, 2002, among FMC Corporation, BNY Midwest Trust Company as Trustee, and Wachovia Bank, National Association as Successor Trustee (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

4(iii)(A)	FMC Corporation undertakes to furnish to the Commission upon request, a copy of any instrument defining the rights of holders of long-term debt of FMC Corporation and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed.

*10.1a	Credit Agreement, dated as of August 28, 2007, among FMC Corporation and certain Foreign Subsidiaries, the Lenders and Issuing Bank Named Therein, Citibank, N.A., as Administrative Agent, Wachovia Bank, National Association, as Documentation Agent, Citigroup Global Markets, Inc., Banc of America Securities LLC and Wachovia Securities, Inc., as Joint Lead Arrangers and Co-Book Managers and Bank of America, N.A., as Syndication Agent (Exhibit 3.2 to FMC Corporation’s Current Report on Form 8-K filed on August 29, 2007)

10.1b	Amendment No. 1, dated as of February 21, 2008, to Credit Agreement, dated as of August 28, 2007, among FMC Corporation and certain Foreign Subsidiaries, the Lenders and Issuing Bank Named Therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets, Inc., Banc of America Securities, LLC and Wachovia Securities, Inc., as Joint Lead Arrangers and Co-Book Managers and Bank of America, N.A., as Syndication Agent

*10.2	Asset Purchase Agreement among FMC Corporation, Solutia Inc., Astaris LLC, Israel Chemicals Limited and ICL Performance Products Holding Inc., dated as of September 1, 2005 (Exhibit 10 to FMC Corporation’s Quarterly Report on Form 10-Q/A filed on November 8, 2005)

Exhibit No.	Exhibit Description
*10.3a	Credit Agreement, dated as of December 16, 2005, among FMC Finance, B.V., as borrower, FMC Corporation and FMC Chemicals Netherlands B.V., as guarantors, the Lenders party thereto, Citibank International plc, as agent for the Lenders, ABN Amro Bank, N.V., Banco Bilbao Vizcaya Agentaria S.A., National City Bank and Wachovia Bank, National Association, as mandated lead arrangers, and Citigroup Global Markets Limited and Banc of America Securities LLC, as mandated lead arrangers and bookrunners (Exhibit 10-1 to FMC Corporation’s Current Report on Form 8-K filed on December 20, 2005)

10.3b	Amended and Restated Credit Agreement, dated as of February 21, 2008, among FMC Finance, B.V., as borrower, FMC Corporation and FMC Chemicals Netherlands B.V., as guarantors, the Lenders party thereto, Citibank International plc, as agent for the Lenders, ABN Amro Bank, N.V., Banco Bilbao Vizcaya Agentaria S.A., National City bank and Wachovia Bank, National Association, as mandated lead arrangers and Citigroup Global Markets Limited and Banc of America Securities, LLC, as mandated lead arrangers and bookrunners

†*10.4	FMC Corporation Compensation Plan for Non-Employee Directors As Amended and Restated Through August 17, 2007 (Exhibit 10.3 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 6, 2007)

†*10.5	FMC Corporation Salaried Employees’ Equivalent Retirement Plan, as amended and restated effective as of May 1, 2001 (Exhibit 10.6 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.5a	First Amendment of FMC Corporation Salaried Employees’ Equivalent Retirement Plan, effective as of August 1, 2002 (Exhibit 10.12a to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†*10.6	FMC Corporation Salaried Employees’ Equivalent Retirement Plan Grantor Trust, as amended and restated effective as July 31, 2001 (Exhibit 10.6.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.7	FMC Corporation Non-Qualified Savings and Investment Plan, as amended and restated effective as of September 28, 2001 (Exhibit 10.7 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.7.a	First Amendment of FMC Corporation Non-Qualified Savings and Investment Plan, effective as of July 1, 2003 (Exhibit 10.14a to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†*10.7.b	Second Amendment to FMC Corporation Non-Qualified Savings and Investment Plan, effective as of January 1, 2004 (Exhibit 10.11b to FMC Corporation’s Annual Report on Form 10-K filed on March 14, 2005)

†*10.8	FMC Corporation Non-Qualified Savings and Investment Plan Trust, as amended and restated effective as of September 28, 2001 (Exhibit 10.7.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.8.a	First Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of October 1, 2003 (Exhibit 10.15a to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†*10.8.b	Second Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust, effective as of January 1, 2004 (Exhibit 10.12b to FMC Corporation’s Annual Report on Form 10-K filed on March 14, 2005)

†*10.9	FMC Corporation Incentive Compensation and Stock Plan as amended and restated through September 13, 2007 (Exhibit 10.2 to FMC Corporation’s Quarterly Report on Form 10-Q filed November 6, 2007)

Exhibit No.	Exhibit Description
†*10.10	FMC Corporation Executive Severance Plan, as amended and restated effective as of May 1, 2001 (Exhibit 10.10 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.11	FMC Corporation Executive Severance Grantor Trust Agreement, dated July 31, 2001 (Exhibit 10.10.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.12	Executive Severance Agreement, entered into as of October 1, 2001, by and between FMC Corporation and William G. Walter (Exhibit 10.22 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2002)

†*10.13	Executive Severance Agreement, entered into as of December 31, 2001, by and between FMC Corporation and W. Kim Foster, with attached schedule (Exhibit 10.20 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†*10.14	Executive Severance Agreement, entered into as of December 31, 2001, by and between FMC Corporation and Graham R. Wood, with attached schedule (Exhibit 10.24 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2002)

*10.15	Joint Venture Agreement between FMC Corporation and Solutia Inc., made as of April 29, 1999 (Exhibit 2.I to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.a	First Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of December 29, 1999 (Exhibit 2.II to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.b	Second Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of February 2, 2000 (Exhibit 2.III to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.c	Third Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of March 31, 2000 (Exhibit 2.IV to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.d	Fourth Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., dated November 4, 2005 (Exhibit 10 to FMC Corporation’s Current Report on Form 8-K filed on November 9, 2005)

*10.16	Separation and Distribution Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 2.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

*10.17	Tax Sharing Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 10.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

12	Statement of Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

**23.2	Consent of KPMG LLP as it relates to Siratsa, LLC (previously known as Astaris, LLC)

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

Exhibit No.	Exhibit Description
**99.1	Consolidated Financial Statements for Siratsa, LLC (previously known as Astaris, LLC) for the year ended December 31, 2007

*	Incorporated by reference
**	To be filed by amendment
†	Management contract or compensatory plan or arrangement

(c)	Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated.

The consolidated financial statements of Siratsa LLC (previously known as Astaris, LLC), our 50/50 joint venture with Solutia, for the three year period ended December 31, 2007 required to be included in this report pursuant to Rule 3-09 of Regulation S-X are to be filed by amendment as exhibit 99.1 no later than March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC CORPORATION

(Registrant)

By:	/s/ W. KIM FOSTER
W. Kim Foster Senior Vice President and Chief Financial Officer

Date: February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ W. KIM FOSTER W. Kim Foster	Senior Vice President and Chief Financial Officer	February 25, 2008

/s/ GRAHAM R. WOOD Graham R. Wood	Vice President, Controller (Principal Accounting Officer)	February 25, 2008

/s/ WILLIAM G. WALTER William G. Walter	Chairman of the Board and Chief Executive Officer

/s/ G. PETER D’ALOIA G. Peter D’Aloia	Director

/s/ PATRICIA A. BUFFLER Patricia A. Buffler	Director

/s/ C. SCOTT GREER C. Scott Greer	Director

/s/ EDWARD J. MOONEY Edward J. Mooney	Director

/s/ PAUL J. NORRIS Paul J. Norris	Director

/s/ WILLIAM F. REILLY William F. Reilly	Director

Signature	Title	Date

/s/ ENRIQUE J. SOSA Enrique J. Sosa	Director

/s/ VINCENT R. VOLPE Vincent R. Volpe	Director

INDEX OF EXHIBITS FILED WITH FORM 10-K OF FMC CORPORATION

FOR THE YEAR ENDED DECEMBER 31, 2006

Exhibit No.	Exhibit Description
10.1b	Amendment No. 1, dated as of February 21, 2008, to Credit Agreement, dated as of August 28, 2007, among FMC Corporation and certain Foreign Subsidiaries, the Lenders and Issuing Bank Named Therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets, Inc., Banc of America Securities, LLC and Wachovia Securities, Inc., as Joint Lead Arrangers and Co-Book Managers and Bank of America, N.A., as Syndication Agent.

10.3b	Amended and Restated Credit Agreement, dated as of February 21, 2008, among FMC Finance, B.V., as borrower, FMC Corporation and FMC Chemicals Netherlands B.V., as guarantors, the Lenders party thereto, Citibank International plc, as agent for the Lenders, ABN Amro Bank, N.V., Banco Bilbao Vizcaya Agentaria S.A., National City bank and Wachovia Bank, National Association, as mandated lead arrangers and Citigroup Global Markets Limited and Banc of America Securities, LLC, as mandated lead arrangers and bookrunners.

12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report