Form 10-K/A
period 2007-12-31
FMC CORP
filed 2008-03-18
CIK 37785

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER OR A SMALLER REPORTING COMPANY. SEE THE DEFINITIONS OF “LARGE ACCELERATED FILER,” “ACCELERATED FILER,” AND “SMALLER REPORTING COMPANY” IN RULE 12-B2 OF THE EXCHANGE ACT. (CHECK ONE):

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

EXPLANATORY NOTE

This amendment to the Form 10-K/A of FMC Corporation is filed to include exhibit 99.1 under Item 15 of Part IV which was not included in the originally filed Form 10-K on February 25, 2008. No other portion of the report on Form 10-K as originally filed is being modified by this amendment.

PART IV

ITEM	15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)	Document filed with this Report

1.	Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K as filed with the Securities and Exchange Commission on February 25, 2008.

2.	The following supplementary financial information has been filed in this Form 10-K as filed with the Securities and Exchange Commission on February 25, 2008:

Page
Financial Statements Schedule
II – Valuation and qualifying accounts and reserves for the years 2007, 2006 and 2005	106

The schedules not included in the Form 10-K have been omitted because they are not applicable or the required information is presented in the financial statements or related notes.

3.	Exhibits: See attached Index of Exhibits

(b) Exhibits

Exhibit No.	Exhibit Description
*3.1	Restated Certificate of Incorporation, as filed on June 23, 1998 (Exhibit 4.1 to FMC Corporation’s Form S-3 filed on July 21, 1998)

*3.2	Restated By-Laws of FMC Corporation as of August 17, 2007 (Exhibit 3.2 to FMC Corporation’s Current Report on Form 8-K filed on August 17, 2007).

*4.1	Amended and Restated Rights Agreement, dated as of February 19, 1988, between FMC Corporation and Harris Trust and Savings Bank (Exhibit 4 to FMC Corporation’s Registration Statement on Form SE (File No. 1-02376) filed on March 25, 1993)

*4.1.a	Amendment to Amended and Restated Rights Agreement, dated February 9, 1996 (Exhibit 1 to FMC Corporation’s Current Report on Form 8-K filed on February 9, 1996)

*4.2	Succession Agreement, dated as of August 6, 2002, among FMC Corporation, BNY Midwest Trust Company as Trustee, and Wachovia Bank, National Association as Successor Trustee (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

4(iii)(A)	FMC Corporation undertakes to furnish to the Commission upon request, a copy of any instrument defining the rights of holders of long-term debt of FMC Corporation and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed.

*10.1a	Credit Agreement, dated as of August 28, 2007, among FMC Corporation and certain Foreign Subsidiaries, the Lenders and Issuing Bank Named Therein, Citibank, N.A., as Administrative Agent, Wachovia Bank, National Association, as Documentation Agent, Citigroup Global Markets, Inc., Banc of America Securities LLC and Wachovia Securities, Inc., as Joint Lead Arrangers and Co-Book Managers and Bank of America, N.A., as Syndication Agent (Exhibit 3.2 to FMC Corporation’s Current Report on Form 8-K filed on August 29, 2007).

*10.1b	Amendment No. 1, dated as of February 21, 2008, to Credit Agreement, dated as of August 28, 2007, among FMC Corporation and certain Foreign Subsidiaries, the Lenders and Issuing Bank Named Therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets, Inc., Banc of America Securities, LLC and Wachovia Securities, Inc., as Joint Lead Arrangers and Co-Book Managers and Bank of America, N.A., as Syndication Agent (Exhibit 10.1b to FMC Corporation’s Annual Report on Form 10-K filed on February 25, 2008).

*10.2	Asset Purchase Agreement among FMC Corporation, Solutia Inc., Astaris LLC, Israel Chemicals Limited and ICL Performance Products Holding Inc., dated as of September 1, 2005 (Exhibit 10 to FMC Corporation’s Quarterly Report on Form 10-Q/A filed on November 8, 2005)

*10.3a	Credit Agreement, dated as of December 16, 2005, among FMC Finance, B.V., as borrower, FMC Corporation and FMC Chemicals Netherlands B.V., as guarantors, the Lenders party thereto, Citibank International plc, as agent for the Lenders, ABN Amro Bank, N.V., Banco Bilbao Vizcaya Agentaria S.A., National City Bank and Wachovia Bank, National Association, as mandated lead arrangers, and Citigroup Global Markets Limited and Banc of America Securities LLC, as mandated lead arrangers and bookrunners (Exhibit 10-1 to FMC Corporation’s Current Report on Form 8-K filed on December 20, 2005)

*10.3b	Amended and Restated Credit Agreement, dated as of February 21, 2008, among FMC Finance, B.V., as borrower, FMC Corporation and FMC Chemicals Netherlands B.V., as guarantors, the Lenders party thereto, Citibank International plc, as agent for the Lenders, ABN Amro Bank, N.V., Banco Bilbao Vizcaya Agentaria S.A., National City bank and Wachovia Bank, National Association, as mandated lead arrangers and Citigroup Global Markets Limited and Banc of America Securities, LLC, as mandated lead arrangers and bookrunners (Exhibit 10.3b to FMC Corporation’s Annual Report on Form 10-K filed on February 25, 2008).

†*10.4	FMC Corporation Compensation Plan for Non-Employee Directors As Amended and Restated Through August 17, 2007 (Exhibit 10.3 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 6, 2007)

†*10.5	FMC Corporation Salaried Employees’ Equivalent Retirement Plan, as amended and restated effective as of May 1, 2001 (Exhibit 10.6 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†* 10.5a	First Amendment of FMC Corporation Salaried Employees’ Equivalent Retirement Plan, effective as of August 1, 2002 (Exhibit 10.12a to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†*10.6	FMC Corporation Salaried Employees’ Equivalent Retirement Plan Grantor Trust, as amended and restated effective as July 31, 2001 (Exhibit 10.6.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.7	FMC Corporation Non-Qualified Savings and Investment Plan, as amended and restated effective as of September 28, 2001 (Exhibit 10.7 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.7.a	First Amendment of FMC Corporation Non-Qualified Savings and Investment Plan, effective as of July 1, 2003 (Exhibit 10.14a to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†*10.7.b	Second Amendment to FMC Corporation Non-Qualified Savings and Investment Plan, effective as of January 1, 2004 (Exhibit 10.11b to FMC Corporation’s Annual Report on Form 10-K filed on March 14, 2005)

†*10.8	FMC Corporation Non-Qualified Savings and Investment Plan Trust, as amended and restated effective as of September 28, 2001 (Exhibit 10.7.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†* 10.8.a	First Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of October 1, 2003 (Exhibit 10.15a to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†* 10.8.b	Second Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust, effective as of January 1, 2004 (Exhibit 10.12b to FMC Corporation’s Annual Report on Form 10-K filed on March 14, 2005)

†*10.9	FMC Corporation Incentive Compensation and Stock Plan as amended and restated through September 13, 2007 (Exhibit 10.2 to FMC Corporation’s Quarterly Report on Form 10-Q filed November 6, 2007)

†*10.10	FMC Corporation Executive Severance Plan, as amended and restated effective as of May 1, 2001 (Exhibit 10.10 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.11	FMC Corporation Executive Severance Grantor Trust Agreement, dated July 31, 2001 (Exhibit 10.10.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.12	Executive Severance Agreement, entered into as of October 1, 2001, by and between FMC Corporation and William G. Walter (Exhibit 10.22 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2002)

†*10.13	Executive Severance Agreement, entered into as of December 31, 2001, by and between FMC Corporation and W. Kim Foster, with attached schedule (Exhibit 10.20 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†*10.14	Executive Severance Agreement, entered into as of December 31, 2001, by and between FMC Corporation and Graham R. Wood, with attached schedule (Exhibit 10.24 to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2002)

*10.15	Joint Venture Agreement between FMC Corporation and Solutia Inc., made as of April 29, 1999 (Exhibit 2.I to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.a	First Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of December 29, 1999 (Exhibit 2.II to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.b	Second Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of February 2, 2000 (Exhibit 2.III to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.c	Third Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of March 31, 2000 (Exhibit 2.IV to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.d	Fourth Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., dated November 4, 2005 (Exhibit 10 to FMC Corporation’s Current Report on Form 8-K filed on November 9, 2005)

*10.16	Separation and Distribution Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 2.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

*10.17	Tax Sharing Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 10.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed June 6, 2001)

**12	Statement of Computation of Ratios of Earnings to Fixed Charges

**21	FMC Corporation List of Significant Subsidiaries

**23.1	Consent of KPMG LLP

23.2	Consent of KPMG LLP as it relates to Siratsa, LLC (previously known as Astaris, LLC)

**31.1	Chief Executive Officer Certification

**31.2	Chief Financial Officer Certification

31.3	Chief Executive Officer Certification

31.4	Chief Financial Officer Certification

**32.1	Chief Executive Officer Certification of Annual Report

**32.2	Chief Financial Officer Certification of Annual Report

32.3	Chief Executive Officer Certification of Annual Report

32.4	Chief Financial Officer Certification of Annual Report

99.1	Consolidated Financial Statements for Siratsa, LLC (previously known as Astaris, LLC) for the year ended December 31, 2007

*	Incorporated by reference
**	Previously filed
†	Management contract or compensatory plan or arrangement
(c)	Financial Statement Schedules

Separate Financial Statements of Subsidiaries Not Consolidated

The consolidated financial statements of Siratsa LLC (previously known as Astaris, LLC), our 50/50 joint venture with Solutia, for the three year period ended December 31, 2007 required to be included in this report pursuant to Rule 3-09 of Regulation S-X is being filed as exhibit 99.1 to this Amendment No. 1 to Form 10-K.

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
Graham R. Wood
Vice President, Controller (Principal Accounting Officer)

Date: March 17, 2008

INDEX OF EXHIBITS FILED WITH FORM 10-K/A—AMENDMENT NO. 1 OF FMC CORPORATION

FOR THE YEAR ENDED DECEMBER 31, 2007

Exhibit	Exhibit Description
23.2	Consent of KPMG LLP as it relates to Siratsa LLC

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Executive Officer

32.4	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Chief Financial Officer

99.1	Consolidated Financial Statements for Siratsa, LLC (previously known as Astaris, LLC) for the year ended December 31, 2007