Form 10-Q
period 2008-03-31
FMC CORP
filed 2008-05-02
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER OR A SMALLER REPORTING COMPANY. SEE DEFINITIONS OF “LARGE ACCELERATED FILER,” “ACCELERATED FILER,” AND “SMALLER REPORTING COMPANY” IN RULE 12-B2 OF THE EXCHANGE ACT. (CHECK ONE):

LARGE ACCELERATED FILER  ☒    ACCELERATED FILER  ☐    NON-ACCELERATED FILER  ☐    SMALLER REPORTING COMPANY  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at March 31, 2008
Common Stock, par value $0.10 per share	74,823,358

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in Millions, Except Per Share Data)	Three Months Ended March 31,
	2008	2007
	(unaudited)
Revenue	$750.2	$674.1

Costs and Expenses
Costs of sales and services	499.2	463.3
Selling, general and administrative expenses	83.7	77.4
Research and development expenses	21.8	23.2
In-process research and development	—	1.0
Restructuring and other charges (income)	(8.3)	24.3

Total costs and expenses	596.4	589.2

Income from continuing operations before equity in (earnings) of affiliates, minority interests, interest expense, net and income taxes	153.8	84.9
Equity in (earnings) of affiliates	(0.3)	(0.8)
Minority interests	2.9	1.9
Interest expense, net	8.7	8.4

Income from continuing operations before income taxes	142.5	75.4
Provision for income taxes	42.2	20.3

Income from continuing operations	100.3	55.1
Discontinued operations, net of income taxes	(6.4)	(9.3)

Net income	$93.9	$45.8

Basic earnings (loss) per common share:
Continuing operations	$1.35	$0.73
Discontinued operations	(0.09)	(0.13)

Net income	$1.26	$0.60

Diluted earnings (loss) per common share:
Continuing operations	$1.31	$0.70
Discontinued operations	(0.08)	(0.11)

Net income	$1.23	$0.59

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$70.4	$75.5
Trade receivables, net of allowance of $18.7 at March 31, 2008 and $18.0 at December 31, 2007	759.0	599.7
Inventories	300.5	275.0
Prepaid and other current assets	142.5	126.9
Deferred income taxes	138.0	117.0

Total current assets	1,410.4	1,194.1
Investments	20.9	20.6
Property, plant and equipment, net	920.2	934.7
Goodwill	193.5	180.2
Other assets	151.0	144.8
Deferred income taxes	206.5	259.0

Total assets	$2,902.5	$2,733.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$54.4	$47.9
Current portion of long-term debt	77.7	77.7
Accounts payable, trade and other	333.5	327.4
Accrued and other liabilities	262.4	250.0
Guarantees of vendor financing	27.9	29.7
Accrued pensions and other postretirement benefits, current	10.6	10.6
Income taxes	14.7	8.1

Total current liabilities	781.2	751.4
Long-term debt, less current portion	482.9	419.6
Accrued pension and other postretirement benefits, long-term	93.5	100.2
Environmental liabilities, continuing and discontinued	163.0	160.1
Reserve for discontinued operations	35.6	33.5
Other long-term liabilities	140.3	145.9
Minority interests in consolidated companies	55.9	58.4
Commitments and contingent liabilities (Note 18)
Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2008 or 2007	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2008 and 2007; 92,991,896 issued shares at March 31, 2008 and December 31, 2007, respectively	9.3	9.3
Capital in excess of par value of common stock	404.9	407.5
Retained earnings	1,341.8	1,255.8
Accumulated other comprehensive income (loss)	13.1	(9.9)
Treasury stock, common, at cost: 18,168,538 shares at March 31, 2008 and 17,862,495 shares at December 31, 2007	(619.0)	(598.4)

Total stockholders’ equity	1,150.1	1,064.3

Total liabilities and stockholders’ equity	$2,902.5	$2,733.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Three Months Ended March 31,
	2008	2007
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net Income	$93.9	$45.8
Discontinued operations	6.4	9.3

Income from continuing operations	$100.3	$55.1
Adjustments from income from continuing operations to cash (required) provided by operating activities of continuing operations:
Depreciation and amortization	31.0	34.5
Equity in (earnings) of affiliates	(0.3)	(0.8)
Restructuring and other charges (income)	(8.3)	24.3
In-process research and development	—	1.0
Deferred income taxes	38.8	14.6
Minority interests	2.9	1.9
Other	5.5	6.1
Changes in operating assets and liabilities:
Trade receivables, net	(148.3)	(150.5)
Guarantees of vendor financing	(1.8)	(9.5)
Inventories	(17.9)	3.5
Other current assets and other assets	(25.8)	(13.3)
Accounts payable	(6.7)	(18.8)
Accrued and other current liabilities and other liabilities	(8.4)	10.6
Income taxes	5.8	4.6
Accrued pension and other postretirement benefits, net	(14.1)	(13.8)
Environmental spending, continuing	(2.4)	(1.1)
Restructuring and other spending	(4.8)	(0.7)

Cash provided (required) by operating activities	(54.5)	(52.3)

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued	(6.6)	(2.8)
Payments of other discontinued reserves	(5.3)	(3.1)

Cash provided (required) by operating activities of discontinued operations	(11.9)	(5.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Three Months Ended March 31,
	2008	2007
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(32.6)	$(20.4)
Proceeds from disposal of property, plant and equipment	1.6	1.3
Proceeds from sale of Princeton property	59.4	—
Proceeds from sale of sodium sulfate assets	16.7	—
Distributions from Astaris	—	4.4
In-process research and development expenditure	—	(1.0)
Other investing activities	(0.5)	—

Cash provided (required) by investing activities	44.6	(15.7)

Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	58.0	—
Increase in other short-term debt	6.7	36.0
Repayments of long-term debt	(7.4)	(51.4)
Distributions to minority partners	(5.7)	(4.5)
Issuances of common stock, net	4.4	5.8
Dividends paid	(7.9)	(6.9)
Repurchases of common stock	(31.6)	(22.1)

Cash provided (required) by financing activities	16.5	(43.1)

Effect of exchange rate changes on cash and cash equivalents	0.2	0.7

Increase (Decrease) in cash and cash equivalents	(5.1)	(116.3)
Cash and cash equivalents, beginning of period	75.5	165.5

Cash and cash equivalents, end of period	$70.4	$49.2

Supplemental disclosure of cash flow information: Cash paid for interest was $8.4 million and $10.0 million, and income taxes paid, net of refunds were $2.5 million and $3.4 million for the three months ended March 31, 2008 and 2007, respectively.

See Note 15 regarding quarterly cash dividend.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the three months ended March 31, 2008 and 2007, and our financial position as of March 31, 2008. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet as of March 31, 2008 and the related condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, and condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.

Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007 (the “2007 10-K”).

Note 2: Recently Issued and Adopted Accounting Pronouncements

New accounting standards

SFAS No. 141(R)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised) “Business Combinations”. Statement No. 141(R) applies to all business combinations. Under SFAS No. 141(R) an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. We are required to adopt this statement starting in 2009 and it is to be applied to business combinations occurring in 2009 and thereafter. Early adoption of this statement is prohibited.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements”. Statement No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. We are required to adopt this statement starting in 2009. Early adoption of this statement is prohibited and we are currently in the process of evaluating the effect that this Statement will have on our consolidated financial statements.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. Statement No. 161 applies to the disclosure requirements for all derivative instruments and hedged items accounted for under SFAS No. 133 and its related interpretations. This statement amends and expands the disclosure requirements of Statement 133, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about the credit risk related contingent features in derivative agreements. We are required to adopt this statement starting in 2009. We are currently in the process of evaluating the effect that this Statement will have on the disclosures in our consolidated financial statements.

Recently adopted accounting standards in 2008

SFAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. Statement No. 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. We adopted SFAS No. 159 on January 1, 2008. Upon adoption, we did not elect the fair value measurement option for any of our financial assets or liabilities; therefore, the adopted Statement did not have an impact on our condensed consolidated financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. Statement No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements. The Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which amends FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. There was no impact to our condensed consolidated financial statements upon adoption of SFAS No. 157. SFAS 157-2 for nonfinancial assets and liabilities is effective for us starting in 2009. We currently do not have any non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. See Note 4 for adoption of this Statement.

Note 3: Goodwill and Intangible Assets

Goodwill at March 31, 2008 and December 31, 2007 was $193.5 million and $180.2 million, respectively. The majority of goodwill is in the Specialty Chemicals segment. There are no other material indefinite life intangibles, other than goodwill. The change in goodwill from December 31, 2007 to March 31, 2008 was due to the effect of foreign currency translation of the euro.

Our definite life intangibles totaled $10.7 million and $11.2 million at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, these definite life intangibles were allocated among our business segments as follows: $8.9 million in Agricultural Products, $0.3 million in Specialty Chemicals and $1.5 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, access rights, industry licenses and other intangibles. Amortization was not significant in the periods presented.

Note 4: Financial Instruments and Risk Management

The portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to our outstanding cash flow hedges which were recorded to earnings during the three months ended March 31, 2008 was $0.5 million and was $0.1 million for the three months ended March 31, 2007.

At March 31, 2008, the net deferred hedging gain in accumulated other comprehensive income (loss) was $1.3 million compared to a net loss of $1.6 million at December 31, 2007. Approximately $1.6 million of net gains are expected to be recognized in earnings during the twelve months ending March 31, 2009, as the underlying hedged transactions are realized, and net losses of $0.3 million are expected to be recognized at various times subsequent to March 31, 2009 and continuing through December 31, 2009.

Adoption of SFAS No. 157

We adopted the provision of SFAS No. 157 on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principle or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable and able and willing to transact for the asset or liability. There was no impact to our condensed consolidated financial statements upon adoption of SFAS No. 157.

Fair Value Hierarchy

In accordance with SFAS No. 157, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the financial assets and liabilities fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Our recurring financial assets and liabilities recorded on the condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1. Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that we have the ability to access (examples include active exchange-traded equity securities, exchange-traded derivatives and most U.S. Government and agency securities).

Level 2. Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Examples of Level 2 inputs include quoted prices for identical or similar assets or liabilities in non-active markets and pricing models whose inputs are observable for substantially the full term of the asset or liability (examples include most over-the-counter derivatives, including interest rate, currency swaps and energy derivatives).

Level 3. Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our condensed consolidated balance sheets as of March 31, 2008. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

(in millions)	3/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$0.2	$0.2	$—	$—
Derivatives – Energy (2)	14.3	—	14.3	—
Other (3)	23.1	23.1	—	—

Total Assets	$37.6	$23.3	$14.3	$—

Liabilities
Derivatives – Energy (4)	$2.6	$—	$2.6	$—
Derivatives – Foreign Exchange (4)	7.7	—	7.7	—
Other (5)	32.2	32.2	—	—

Total Liabilities	$42.5	$32.2	$10.3	$—

(1)	Amounts included in “Investments” in the condensed consolidated balance sheets.
(2)	Amounts included in “Prepaid and other current assets” in the condensed consolidated balance sheets
(3)	Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the condensed consolidated balance sheets.
(4)	Amounts included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(5)	Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the condensed consolidated balance sheets.

Note 5: Inventories

Inventories consisted of the following:

	March 31, 2008	December 31, 2007
	(in Millions)
Finished goods and work in process	$201.2	$201.1
Raw materials	99.3	73.9

Net inventory	$300.5	$275.0

Note 6: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2008	December 31, 2007
	(in Millions)
Property, plant and equipment	$2,809.8	$2,843.9
Accumulated depreciation	1,889.6	1,909.2

Property, plant and equipment, net	$920.2	$934.7

Note 7: Asset Retirement Obligations

As of March 31, 2008, the balance of our asset retirement obligations was $12.4 million. This amount decreased approximately $2.7 million from December 31, 2007 primarily due to payments against the reserve. A more complete description of our asset retirement obligations can be found in Note 2 to our 2007 consolidated financial statements on our 2007 10-K.

Note 8: In-process Research and Development

In the first quarter of 2007, our Agricultural Products segment acquired further rights from a third-party company to develop their proprietary fungicide. We paid $1 million for these rights and have recorded this amount as a charge to “In-process research and development” in the condensed consolidated statements of operations. We had no such comparable charges in the first quarter of 2008.

Note 9: Restructuring and other charges (income)

Three Months Ended March 31, 2008

Princeton Property Sale

On March 18, 2008, we completed the sale of our 158-acre Princeton research center to the Princeton HealthCare System. Gross proceeds from the sale were $62.5 million and net proceeds after offsets, commissions and fees totaled approximately $60 million. The gain on the sale was $29.6 million and is included in “Restructuring and other charges (income)” in the condensed consolidated statements of operations for the three months ended March 31, 2008. The gain on sale was reduced as a result of the sale/leaseback deferral described below.

We entered into a sale-leaseback as part of the sale under which certain of the buildings sold to the Princeton HealthCare System were leased back to us for a period up to approximately three years. The leaseback was accounted for as an operating lease and the present value of the lease payments was deferred as part of the gain on sale. This deferred gain on sale in the amount of $6.7 million will be recognized as a reduction of rent expense over the term of the lease and is included in “Accrued and other liabilities” on the condensed consolidated balance sheets at March 31, 2008.

Sodium Sulfate assets sale

In February 2008, we completed the sale of Foret’s sodium sulfate assets. Foret is part of our Industrial Chemicals segment. We recognized a gain on sale of these assets of $3.6 million which is included in “Restructuring and other charges (income)” in the condensed consolidated statements of operations for the three months ended March 31, 2008. A portion of the gain includes recognition of a $2.2 million gain related to the reversal of a foreign currency translation adjustment which was previously a component of “Accumulated other comprehensive income” on the condensed consolidated balance sheets. These assets were previously reported as long-lived assets held for sale in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” at December 31, 2007. These assets held for sale in the amount of $15.3 million were included in “Prepaid and other current assets” on our December 31, 2007 condensed consolidated balance sheets. Net proceeds from the transaction were $16.7 million.

The sodium sulfate co-generation facility was not part of the sale. We expect the sale of this asset to occur sometime in 2008. This asset is considered to be an asset held for sale and the amount of $3.1 million is included in “Prepaid and other current assets” on our March 31, 2008 condensed consolidated balance sheets.

Baltimore Phase Out

On June 15, 2007, we made the decision to phase out operations of our Baltimore, Maryland facility in our Agricultural Products segment by the second quarter of 2008. Our decision was consistent with our strategy to maintain globally cost-competitive manufacturing positions by sourcing raw materials, intermediates and finished products in lower-cost manufacturing locations.

We recorded charges totaling $15.8 million during the three months ended March 31, 2008 which consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $15.4 million, and (ii) severance and employee benefits of $0.4 million. We expect these remaining charges associated with the Baltimore phase out to occur in the second quarter of 2008. We also expect these remaining restructuring and other charges to be approximately $5 to $10 million primarily representing additional charges associated with fixed assets to be abandoned.

Other Items

Additional restructuring and other charges (income) for the three months ended March 31, 2008 also included $3.2 million of severance costs due to workforce restructurings, of which $1.9 million related to our Agricultural Products segment, $1.1 million related to our Industrial Chemicals segment and $0.2 million related to our Specialty Chemicals segment.

We recorded $4.9 million of charges relating to continuing environmental sites as a Corporate charge. Approximately $1.8 million of these continuing environmental charges was triggered as a result of the sale of our Princeton property discussed previously within this Note. We also recorded $1.0 million of other charges primarily in our Industrial Chemicals segment.

Three Months Ended March 31, 2007

Solutia Legal Settlement

We reached an agreement on May 1, 2007, to settle all claims relating to this litigation in return for a payment of $22.5 million. This litigation is associated with our Industrial Chemicals business. This amount has been reflected in “Restructuring and other charges (income)” in our condensed consolidated statements of operations for the three months ended March 31, 2007.

Other Items

Additional restructuring and other charges for the three months ended March 31, 2007 included $0.9 million of severance costs in our Industrial Chemicals segment due to workforce restructurings and $0.2 million of other charges in our Industrial Chemicals segment. We also recorded $0.7 million relating to continuing environmental sites in Corporate.

Rollforward of Restructuring and Other Reserves

Restructuring spending, net of recoveries, during the three months ended March 31, 2008 was primarily severance payments for previously announced workforce reductions. The following table shows a rollforward of restructuring and other reserves for the first three months of 2008 and the related spending and other changes:

(in Millions)	Total (1)
Balance at 12/31/2007	$12.1
Increase in reserves (1)	4.2
Cash payments	(4.8)

Balance at 3/31/2008 (2)	$11.5

(1)	Primarily severance costs related to workforce reductions and facility shutdowns. Increase in reserves for the three months ended March 31, 2008 are primarily for severance costs for announced workforce reductions. The impairment charges noted above impacted our property, plant and equipment balances and are not included in the above table. Additionally, the deferred gain associated with the Princeton property sale is not included in the above table.
(2)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.

Note 10: Debt

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	March 31, 2008	December 31, 2007
Short-term debt	$54.4	$47.9
Current portion of long-term debt	77.7	77.7

Total debt maturing within one year	$132.1	$125.6

Short-term debt consisted of foreign credit lines at March 31, 2008 and December 31, 2007. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Long-term debt:

Long-term debt consists of the following:

(in Millions)	March 31, 2008
	Interest Rate Percentage	Maturity Date	3/31/2008	12/31/2007
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	1.35-7.05	2009-2035	$202.6	$202.8
Debentures (less unamortized discounts of $0.1 million and $0.1 million, respectively)	7.75	2011	45.3	45.3
Medium-term notes	7.00	2008	77.5	77.5
European credit agreement	4.73-5.07	2010	177.2	171.7
Domestic credit agreement	3.00-5.25	2012	58.0	0.0

Total debt			560.6	497.3
Less: debt maturing within one year			77.7	77.7

Total long-term debt			$482.9	$419.6

At March 31, 2008, we had $177.2 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to $171.7 million at December 31, 2007. Available funds under this facility were $166.3 million and $147.1 million at March 31, 2008 and December 31, 2007, respectively.

We had $58.0 million of borrowings under our Domestic Credit Agreement at March 31, 2008 compared to no borrowings at December 31, 2007. Letters of credit outstanding under the Domestic Credit Agreement totaled $149.7 million and $146.9 million at March 31, 2008 and December 31, 2007, respectively. As such, available funds under the Domestic Credit Agreement were $392.3 million and $453.1 million at March 31, 2008 and December 31, 2007, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at March 31, 2008.

A more complete description of our credit agreements are included in Note 11 to our 2007 consolidated financial statements in our 2007 10-K.

Note 11: Discontinued Operations

Our results of discontinued operations comprised the following:

	Three Months Ended March 31,
(in Millions)	2008	2007
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax benefit of $0.1 and $0.2 million for the three months ended March 31, 2008 and 2007, respectively)	$0.3	$0.3
Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations (net of income tax benefit of $4.1 million and $5.8 million for the three months ended March 31, 2008 and 2007, respectively)	(6.7)	(9.6)

Discontinued operations, net of income taxes	$(6.4)	$(9.3)

2008

During the first three months of 2008, we recorded a $10.8 million ($6.7 million after-tax) charge to discontinued operations related to environmental issues and legal reserves and expenses. Environmental charges of $3.6 million ($2.2 million after-tax) related to a provision to increase our reserves for environmental issues primarily for operating and maintenance activities. We also recorded increases to legal reserves and expenses in the amount of $7.2 million ($4.5 million after tax). (See a rollforward of our environmental reserves in Note 12.)

At March 31, 2008, substantially all other discontinued operations reserves recorded on our condensed consolidated balance sheets were related to other post-retirement benefit liabilities, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 2001.

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

Note 12: Environmental Obligations

We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $190.3 million and $188.6 million, excluding recoveries, have been provided at March 31, 2008 and December 31, 2007, respectively.

At March 31, 2008 and December 31, 2007, expected recoveries were $37.7 million and $35.4 million, respectively, with the majority at each date relating to existing contractual arrangements with U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” balance totaling $19.5 million and $18.8 million at March 31, 2008 and December 31, 2007, respectively, or as “Other assets” totaling $18.2 million and $16.6 million at both March 31, 2008 and December 31, 2007, respectively, in the condensed consolidated balance sheets. Cash recoveries recorded as realized claims against third parties were $0.5 million in the first three months of 2008. Total cash recoveries recorded for the year ended December 31, 2007 were $6.1 million.

The long-term portion of environmental reserves, net of recoveries, totaling $163.0 million and $160.1 million at March 31, 2008 and December 31, 2007, respectively, is included in “Environmental liabilities, continuing and discontinued”. The short-term portion of continuing obligations is recorded as “Accrued and other liabilities”.

We have estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by approximately $75 million at March 31, 2008. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. However, we believe any such liability arising from potential environmental obligations is not likely to have a materially adverse effect on our liquidity or financial condition and may be satisfied over the next twenty years or longer.

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2007 to March 31, 2008:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2007	$169.8

Provision (see notes 9 and 11)	10.0
Spending, net of recoveries	(9.0)

Net Change	1.0

Total environmental reserves, net of recoveries at March 31, 2008	$170.8

Environmental reserves, current, net of recoveries (1)	$7.8
Environmental reserves, long-term continuing and discontinued, net of recoveries	163.0

Total environmental reserves, net of recoveries at March 31, 2008	$170.8

(1)	“Current” includes only those reserves related to continuing operations.

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 12 to our 2007 consolidated financial statements in our 2007 10-K.

Note 13: Earnings Per Share

Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) consider the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 290,221 potential common shares excluded from Diluted EPS for the three months ended March 31, 2008. There were no potential common shares excluded from Diluted EPS for the three months ended March 31, 2007.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions Except Share and Per Share Data)	Three Months Ended March 31,
	2008	2007
Earnings:
Income from continuing operations	$100.3	$55.1
Discontinued operations, net of income taxes	(6.4)	(9.3)

Net income	$93.9	$45.8

Basic earnings per common share
Continuing operations	$1.35	$0.73
Discontinued operations	(0.09)	(0.13)

Net income	$1.26	$0.60

Diluted earnings per common share
Continuing operations	$1.31	$0.70
Discontinued operations	(0.08)	(0.11)

Net income	$1.23	$0.59

Shares (in thousands):
Weighted average number of shares of common stock outstanding	74,418	75,864
Weighted average additional shares assuming conversion of stock options	2,157	2,320

Shares – diluted basis	76,575	78,184

Note 14: Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income for the three months ended March 31, 2008 and 2007 consisted of the following:

(in Millions)	Three Months ended March 31,
	2008	2007
Net income	$93.9	$45.8
Foreign currency translation adjustment	20.7	5.6
Net deferral of hedging gains (losses) and other	2.7	6.5
Net realized actuarial gains/(losses) and prior service (cost) credits	(0.4)	0.3

Comprehensive income	$116.9	$58.2

Note 15: Stockholders’ Equity

Dividends and Share Repurchases

On April 17, 2008, we paid dividends aggregating $7.9 million to our shareholders of record as of March 31, 2008. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of March 31, 2008. On April 22, 2008, our Board of Directors approved a quarterly cash dividend of $0.125 per share, payable on July 17, 2008 to shareholders of record on June 30, 2008. This represents an increase of $0.02 above our previous rate of $0.105 per share.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over a two year period. During the three months ended March 31, 2008, we repurchased 557,664 of our shares at an aggregate cost of $30 million under the current authorization. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans.

Note 16: Pensions and Other Postretirement Benefits

The following table summarizes the components of net periodic benefit cost (income) from continuing operations for the three months ended March 31, 2008 and 2007:

(in Millions)	Three Months Ended March 31,
	Pensions		Other Benefits
	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$4.5	$4.9	$—	$—
Interest cost	15.3	14.1	0.7	0.7
Expected return on plan assets	(19.6)	(17.7)	—	—
Amortization of prior service cost	0.3	0.4	(0.3)	(0.3)
Recognized net actuarial (gain) loss	0.7	1.2	(0.2)	(0.2)

Net periodic benefit cost from continuing operations	$1.2	$2.9	$0.2	$0.2

We made voluntary cash contributions to our U.S. defined benefit pension plan of $10.0 million during the three months ended March 31, 2008 and 2007. We expect that our total voluntary cash contributions to the plan for 2008 will be approximately $30 million.

Note 17: Income Taxes

Income tax expense was $42.2 million resulting in an effective tax rate of 29.6% for the three months ended March 31, 2008 compared to expense of $20.3 million resulting in an effective tax rate of 26.9% for the three months ended March 31, 2007. The increase in the effective tax rate was primarily a result of a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S.

Note 18: Guarantees, Commitments, and Contingencies

We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

Guarantees and Other Commitments

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2008:

(in Millions)	March 31, 2008
Guarantees:
– FMC Technologies, Inc. performance guarantees	$1.6
– Guarantees of vendor financing	27.9
– Foreign equity method investment debt guarantees	8.1

Total	$37.6

We guarantee the performance by FMC Technologies, Inc. (“Technologies”) of a debt instrument outstanding in the principal amount of $1.6 million as of March 31, 2008 and December 31, 2007.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $27.9 million and $29.7 million at March 31, 2008 and December 31, 2007, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of March 31, 2008 these guarantees had maximum potential payments of $8.1 million, compared to $6.9 million at December 31, 2007.

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

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of operations for the year ended December 31, 2006. This expense was included as a component of restructuring and other charges. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a rate, which as of March 31, 2008, was 4.1 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At March 31, 2008, the amount of the letter of credit was €27.1 million (U.S. $42.3 million).

We also received a subpoena in 2004 for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. In connection with these two matters, in February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class in January 2007, which the defendants have appealed. In early summer 2007, co-defendant Degussa agreed to a settlement in the federal cases in the amount of $21 million which was approved by the Court. Two other co-defendants, Akzo Nobel and Kemira, later reached settlements in the amount of $23.4 million and $5.0 million respectively, which were approved by the Court. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada.

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

Note 19: Segment Information

(in Millions)	Three Months Ended March 31,
	2008	2007
Revenue
Agricultural Products	$277.5	$248.3
Specialty Chemicals	183.7	166.2
Industrial Chemicals	290.4	260.6
Eliminations	(1.4)	(1.0)

Total	$750.2	$674.1

Income (loss) from continuing operations before income taxes
Agricultural Products	$82.9	$70.8
Specialty Chemicals	39.5	35.6
Industrial Chemicals	35.6	17.5
Eliminations	(0.2)	(0.1)

Segment operating profit	157.8	123.8
Corporate	(11.9)	(13.1)
Other income (expense), net	(3.0)	(2.0)

Operating profit before the items listed below	142.9	108.7
Restructuring and other income/(charges), net (1)	8.3	(23.9)
In-process research and development (2)	—	(1.0)
Interest expense, net	(8.7)	(8.4)

Total	$142.5	$75.4

(1)	See Note 9 for details of restructuring and other charges (income). Amounts in this line item for the first quarter of 2008 related to Industrial Chemicals ($1.8 million—gain), Agricultural Products ($17.8 million), Specialty Chemicals ($0.3 million) and Corporate ($24.6 million—gain). Amounts in this line item for the first quarter of 2007 related to Industrial Chemicals ($23.3 million) and Corporate ($0.6 million).

In addition to the line item “Restructuring and other charges (income)” as presented in the consolidated statements of income, this line item in the above reconciliation includes the following:

•

Amounts shown for 2007 reflect a gain of $0.4 million representing the difference between the carrying value of our remaining investment in the Astaris joint venture and cash received from the joint venture. This gain is included in “Equity in (earnings) loss of affiliates” in the consolidated statement of income for the year ended December 31, 2007. In 2005, Astaris sold substantially all of the assets of its businesses and the buyers also assumed certain of the liabilities of Astaris.

(2)	See Note 8 for details of In-process research and development.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.

Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, “expects”, “should”, “could”, “may”, “will continue to”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section “Forward-Looking Statements” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 10-K”) and to similar disclaimers in all other reports and forms filed with the Securities and Exchange Commission (“SEC”). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

We further caution that the list of risk factors in Item 1A in Part 1 of the 2007 10-K may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2007 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed with the Audit Committee of our Board of Directors those accounting policies that we have deemed critical. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.

The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Application of Critical Accounting Policies” section in our 2007 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.

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

We had good performance across all of our business segments for the three months ended March 31, 2008. Consolidated revenue increased 11.3 percent for the three months ended March 31, 2008. An increase in segment operating profits also favorably impacted our consolidated results. We continue to be impacted by increases to raw material costs across all of our businesses as well as high energy costs. Included in our net income were various restructuring and other income and charges which are described in more detail below under “Results of operations”. Our segment results for the three months ended March 31, 2008 were impacted by the following:

•

Agricultural Products’ segment operating profits increased significantly as a result of higher sales in Latin America, Asia and Europe and continued global supply chain productivity improvements, partially offset by higher raw material costs.

•

Specialty Chemicals’ segment operating profits were driven by higher sales in food ingredients and pharmaceutical excipients markets in BioPolymer and higher selling prices and volume growth for lithium, as well as continued manufacturing productivity improvements, partially offset by higher raw material costs.

•

Industrial Chemicals’ segment operating profits increased significantly due to higher selling prices across the segment, particularly in soda ash and phosphates, and improved power market conditions in Spain, where Foret operates electricity cogeneration facilities and excess electricity is sold into the Spanish electrical grid. These increases were partially offset by higher raw material costs.

On March 18, 2008, we completed the sale of our 158-acre Princeton research center to the Princeton HealthCare System. Gross proceeds from the sale were $62.5 million and net proceeds after offsets, commissions and fees totaled approximately $60 million. The gain on the sale was $29.6 million which is included in “Restructuring and other charges (income)” in the condensed consolidated statements of operations for the three months ended March 31, 2008.

In February 2008, we completed the sale of Foret’s sodium sulfate assets. Foret is part of our Industrial Chemicals segment. We recognized a gain on the sale of these assets of $3.6 million which is included in “Restructuring and other charges (income)” in the condensed consolidated statements of operations for the three months ended March 31, 2008. A portion of the gain includes recognition of a $2.2 million gain related to the reversal of a foreign currency translation adjustment. Net proceeds from the transaction were $16.7 million.

RESULTS OF OPERATIONS

Overview –

(in Millions, Except Per Share Data)	For the Three Months Ended March 31,
	2008		2007
		Per Share (Diluted)		Per Share (Diluted)
Consolidated Revenue	$750.2		$674.1

Net income	$93.9	$1.23	$45.8	$0.59

Net income included the following after-tax (income)/charges:
Restructuring and other (income)/charges, net (1)	$(9.1)	$(0.12)	$14.9	$0.19
In-process research and development	—	—	0.6	0.01
Tax adjustments	—	—	1.1	0.02
Discontinued operations	6.4	0.08	9.3	0.11

After-tax income from continuing operations excluding restructuring and other income and charges (2)	$91.2	$1.19	$71.7	$0.92

(1)	Amount for the three months ended March 31, 2007 includes a gain of $0.4 million from the difference between the carrying value of our remaining investment in the Astaris joint venture and cash received from the joint venture. This gain is included in “Equity in (earnings) of affiliates” in the condensed consolidated statement of operations for the three months ended March 31, 2007. In 2005, Astaris sold substantially all of the assets of its business and the buyers assumed substantially all of the liabilities of Astaris.

(2)	We believe that the Non-GAAP financial measure “After-tax income from continuing operations, excluding restructuring and other income and charges,” and its presentation on a per-share basis, provide useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP. The after-tax charges (gains) included in net income presented in the chart above can be found in the results of operations discussions below for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

See “Segment Results” for a detailed discussion of events affecting our results for the first quarter of 2008 and 2007.

CONSOLIDATED RESULTS – Three months ended March 31, 2008 compared to Three months ended March 31, 2007

In the discussion below, please refer to our condensed consolidated statement of operations and our segment information from Note 19 included in Item I of this Form 10-Q as well as the after-tax charges included in net income in the above table. All comparisons are between the periods unless otherwise noted.

Revenue for the three months ended March 31, 2008 was $750.2 million, an increase of 11.3 percent compared to the $674.1 million recorded in the prior year. This increase is due to increased sales in all of our segments which are discussed separately below.

In-process research and development was $1.0 million ($0.6 million after-tax) in the first quarter of 2007 as a result of our Agricultural Products segment acquiring further rights from a third-party company to develop their property fungicide. We had no such comparable charges in the first quarter of 2008.

Restructuring and other charges (income) totaled ($8.3) million ($9.1 million after-tax) in the first quarter of 2008. Charges (income) in this category for the quarter ended March 31, 2008 primarily included the following:

•	A gain on the sale of the Princeton property of $29.6 million, completed on March 18, 2008.

•	A gain on the sale of Foret’s sodium sulfate assets of $3.6 million. Foret is part of our Industrial Chemicals segment.

•

Charges totaling $15.8 million for our phase-out of the Agricultural Products chemical facility in Baltimore, Maryland in our Agricultural Products segment. These charges consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $15.4 million, and (ii) severance and employee benefits of $0.4 million. We also expect to incur remaining restructuring and other charges of approximately $5 to $10 million related to this phase out over the next quarter, primarily representing additional charges associated with fixed assets to be abandoned.

•

$3.2 million of severance costs, of which $1.9 million related to our Agricultural Products segment, $1.1 million related to our Industrial Chemicals segment and $0.2 million related to our Specialty Chemicals segment.

•

$4.9 million relating to continuing environmental sites as a Corporate charge. Approximately $1.8 million of these continuing environmental charges was triggered as a result of the sale of our Princeton property.

•	$1.0 million of other charges primarily in our Industrial Chemicals segment.

Restructuring and other charges totaled $24.3 million ($14.9 million after-tax) in the first quarter of 2007 primarily as a result of a $22.5 million charge in our Industrial Chemicals Segment, related to the settlement of a lawsuit with Solutia, our joint venture partner with Astaris. Additionally, restructuring and other charges primarily included a charge in our Industrial Chemicals segment due to a workforce restructuring, and an additional charge to increase our legal reserves related to ongoing environmental matters.

Equity in (earnings) of affiliates was $0.3 million of earnings in the first quarter of 2008 which was essentially flat as compared to $0.8 million of earnings in the prior year period.

Interest expense, net for the first quarter of 2008 was $8.7 million as compared to $8.4 million in the first quarter of 2007.

Provision for income taxes was a provision of $42.2 million for the first quarter of 2008 compared to a provision of $20.3 million for the prior period resulting in effective tax rates of 29.6% and 26.9%, respectively. The increase in the effective tax rate was primarily a result of a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S. During the first quarter of 2007, we also recorded tax adjustments of $1.1 million related to adjustments for prior year tax matters.

Discontinued operations, net of income taxes totaled a loss of $6.4 million for the three months ended March 31, 2008 compared to loss of $9.3 million for the three months ended March 31, 2007. The loss for the quarter ended March 31, 2008 is primarily related to environmental charges to increase our reserve for operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations.

The loss for the quarter ended March 31, 2007 is primarily related to a provision to increase our reserves for environmental issues at our Middleport site and increases to legal reserves and expenses.

Net income increased to $93.9 million for the three months ended March 31, 2008 from $45.8 million for the three months ended March 31, 2007. The increase was primarily due to higher profits in all three of our segments and reduced restructuring and other charges (income) primarily associated with the gain on sale of the Princeton property.

Other Financial Data

The following line items from our segment profit and loss statement are used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2007 consolidated financial statements on our 2007 10-K).

Corporate expenses were $11.9 million in first quarter of 2008 compared to $13.1 million in the first quarter of 2007. This decrease was primarily due to reduced legal costs associated with the legal settlement with Solutia that occurred in the first quarter of 2007.

Other income (expense), net increased to $3.0 million of expense in the first quarter of 2008 from expense of $2.0 million in the same period of 2007. The increase was due primarily to higher compensation expense.

SEGMENT RESULTS – Three months ended March 31, 2008 compared to Three months ended March 31, 2007

Segment operating profit is presented before taxes and restructuring and other charges (income). Information about how each of these items relate to our businesses at the segment level is discussed in Note 19 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2007 consolidated financial statements in our 2007 10-K.

Agricultural Products

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2008	2007	$	%
Revenue	$277.5	$248.3	$29.2	11.8
Operating Profit	82.9	70.8	12.1	17.1

Sales of $277.5 million increased approximately 12 percent versus the prior year quarter, as gains were realized in Latin America, Asia and Europe. In Latin America, sales growth was particularly strong in Brazil, as we continued to benefit from the country’s robust agricultural economy. We experienced demand growth across our entire product portfolio and all crop segments, particularly in sugarcane, cotton and soybeans. In Asia, the sales increase was also broad-based. Performance gains were achieved in many countries, but were particularly strong in the rice market in India and the winter cereal market in Australia. In Europe, growth was driven by favorable early season weather conditions and new product introductions.

Agricultural Products’ operating profit of $82.9 million was approximately 17 percent higher than the year-ago quarter, reflecting the broad-based sales gains and continued supply chain productivity improvements, which more than offset higher raw material costs, particularly chemical intermediates and solvents.

In 2008, full-year revenue growth in the high single digits is expected as a result of a healthy global agricultural economy, increased planted acres of key crops and new product introductions. Full-year segment operating profits are expected to be up in the low-to-mid teens driven by the sales growth and further supply chain productivity improvements, partially offset by higher raw material costs.

In our Agricultural Products segment, several products are undergoing re-registration in the U.S. and a comparable regulatory review by European Union (“EU”) governmental authorities. In August 2006, the U.S. Environmental Protection Agency issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide. The IRED proposes cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses. EPA reiterated its proposal in January 2008 with the issuance of a draft Notice of Intent to Cancel. In early February 2008, the EPA convened a Scientific Advisory Panel meeting to evaluate scientific issues relevant to the draft Notice of Intent to Cancel Carbofuran. At this meeting, EPA and FMC presented their views on the relevant scientific assessments of carbofuran. The Panel has issued its final report on the meeting. Separately, the US Department of Agriculture has issued its comments on the draft cancellation notice, stating that carbofuran should continue to be registered. EPA must now decide whether to issue a final Notice of Intent to Cancel. We are vigorously defending the U.S. registration. If EPA chooses to issue a final Notice of Intent to Cancel which continues to eliminate all carbofuran uses, FMC plans to challenge such decision by requesting review by an administrative law judge. The outcome of any administrative hearing is uncertain. FMC can continue to sell carbofuran in the United States at this time and through 2008. Sales can continue through the duration of any administrative hearing — if a hearing takes place, it is not expected to conclude before December 31, 2008.

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

Specialty Chemicals

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2008	2007	$	%
Revenue	$183.7	$166.2	17.5	10.5
Operating Profit	39.5	35.6	3.9	11.0

Revenue in Specialty Chemicals was $183.7 million, an increase of approximately 11 percent versus the prior-year quarter driven by higher selling prices and volume growth in BioPolymer and lithium specialties.

Segment operating profit of $39.5 million increased 11 percent versus the year ago quarter, as a result of higher sales and continued manufacturing productivity improvements, partially offset by higher raw material costs. In BioPolymer, the combination of strong commercial performance in pharmaceutical and food ingredients businesses and continued productivity improvements more than offset higher specialty wood pulp, seaweed and fuel oil costs. In pharmaceuticals, we benefited from continued growth in demand for oral tablet drugs. Sales in Europe and Asia and to generic drug manufacturers across all regions were strong in the quarter. In food ingredients, our performance was driven by higher selling prices and continued volume growth in Asia and Latin America, primarily in the dairy segment. In lithium, earnings growth was the result of higher prices and volume growth for specialty lithium compounds — particularly in the pharmaceutical market. Segment operating profit was impacted as well by continued manufacturing productivity improvements offset by higher raw material costs.

In 2008, full-year revenue growth in the mid-single digits is expected, due to higher volumes across the segment and higher selling prices in BioPolymer. Full-year segment operating profits are expected to be up in the mid-single digits, as strong commercial performance in BioPolymer and lithium specialties and the benefit of continued productivity improvements are partially offset by lower selling prices for primary lithium compounds and higher export taxes.

Industrial Chemicals

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2008	2007	$	%
Revenue	$290.4	$260.6	29.8	11.4
Operating Profit	35.6	17.5	18.1	103.4

Revenue in Industrial Chemicals was $290.4 million, an increase of approximately 11 percent versus the prior-year quarter, driven by higher selling prices and volumes across the segment.

Segment operating profit of $35.6 million increased approximately 103 percent versus the year ago quarter as a result of higher sales and improved power market conditions in Spain where Foret operates electricity cogeneration facilities and excess electricity is sold into the Spanish electrical grid. In soda ash, our domestic and export businesses benefited from new contract terms put in place at the beginning of the year, as higher selling prices were the primary driver of earnings growth. Our North American Peroxygens business realized higher selling prices and volume growth across both hydrogen peroxide and specialty peroxygens businesses. In Foret, higher prices, particularly in phosphates, hydrogen peroxide demand growth and improved power market conditions were the primary drivers of the earnings increase, which more than offset higher raw material costs, especially phosphate rock.

In 2008, full-year revenue growth of approximately 10 percent is expected as a result of higher selling prices across all businesses, particularly in soda ash and phosphates, and volume growth. Full-year segment operating profits are expected to be up 60-70 percent as aggregate price and volume benefits more than offset higher raw material costs.

LIQUIDITY AND CAPITAL RESOURCES

Domestic Credit Agreement

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

Loans under the facility bear interest at a floating rate, either a base rate as defined or the applicable euro currency rate for the relevant term plus an applicable margin. At March 31, 2008, the applicable euro currency margin was 0.35 percent, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At March 31, 2008, borrowing rates under our Domestic Credit Agreement ranged from 3.00 to 5.25 percent per annum.

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

Loans under the European Credit Agreement bear interest at a euro currency base rate, which for loans denominated in euros is the Euro InterBank Offered Rate, and for loans denominated in dollars is London Interbank Offered Rate (“LIBOR”) in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the credit rating assigned to our senior unsecured debt. At March 31, 2008, the applicable margin was 0.35 percent and the applicable borrowing rate under the European Credit Agreement ranged from 4.73 to 5.07 percent per annum.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at March 31, 2008.

At March 31, 2008, we had $177.2 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to $171.7 million at December 31, 2007. Available funds under this facility were $166.3 million and $147.1 million at March 31, 2008 and December 31, 2007, respectively.

We had $58.0 million of borrowings under our Domestic Credit Agreement at March 31, 2008 compared to no borrowings at December 31, 2007. Letters of credit outstanding under the Domestic Credit Agreement totaled $149.7 million and $146.9 million at March 31, 2008 and December 31, 2007, respectively. As such, available funds under the Domestic Credit Agreement were $392.3 million and $453.1 million at March 31, 2008 and December 31, 2007, respectively.

Cash and cash equivalents at March 31, 2008 and December 31, 2007 were $70.4 million and $75.5 million, respectively. At March 31, 2008, we had total debt of $615.0 million as compared to $545.2 million at December 31, 2007. This included $482.9 million and $419.6 million of long-term debt (excluding current portions of $77.7 million and $77.7 million) at March 31, 2008 and December 31, 2007, respectively. Short-term debt, which consists solely of foreign borrowings, increased to $54.4 million at March 31, 2008 compared to $47.9 million at December 31, 2007.

Statement of Cash Flows

Cash required by operating activities was $54.5 million for the three months ended March 31, 2008 compared to $52.3 million for the three months ended March 31, 2007. The increase in cash required by operating activities reflected an increase in inventories and prepaid and other current assets balances offset by higher earnings from continuing operations.

Cash required by operating activities of discontinued operations was $11.9 million for the first three months of 2008 compared to cash required of $5.9 million for the first three months of 2007. This change was primarily due to increased environmental spending in the three months ended March 31, 2008.

Cash provided by investing activities was $44.6 million for the three months ended March 31, 2008 compared to cash required of $15.7 million for the three months ended March 31, 2007. The change in the first quarter of 2008 was driven primarily by proceeds from the sale of the Princeton property of $59.4 million and the sale of sodium sulfate assets of $16.7 million partially offset by an increase in our capital expenditure spending.

Cash provided by financing activities was $16.5 million for the first three months of 2008 compared to cash required of $43.1 million for the first three months of 2007. This change is due primarily to increased borrowings under our committed credit facilities and lower repayments of long term debt partially offset by repurchases of common stock.

Other potential liquidity needs

Our cash needs for 2008 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, environmental spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our committed revolving credit facilities.

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

On April 17, 2008, we paid dividends aggregating $7.9 million to our shareholders of record as of March 31, 2008. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of March 31, 2008. On April 22, 2008, our Board of Directors approved a quarterly cash dividend of $0.125 per share, payable on July 17, 2008 to shareholders of record on June 30, 2008. This represents an increase of $0.02 above our previous rate of $0.105 per share.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over a two year period. During the three months ended March 31, 2008, we repurchased 557,664 of our shares at an aggregate cost of $30 million under the current authorization. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans.

We have historically made voluntary pension payments and plan to make such payments totaling approximately $30 million in 2008.

Commitments

We guarantee the performance by Technologies of a debt instrument outstanding in the principal amount of $1.6 million as of March 31, 2008 and December 31, 2007. We also guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. In addition, we guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of March 31, 2008 these guarantees had maximum potential payments of $8.1 million as compared to $6.9 million as of December 31, 2007.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $27.9 million and $29.7 million at March 31, 2008 and December 31, 2007, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”.

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

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission has imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of operations for the year ended December 31, 2006. This expense was included as a component of restructuring and other charges. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a rate, which as of March 31, 2008, was 4.1 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At March 31, 2008, the amount of the letter of credit was €27.1 million ($42.3 million).

We also received a subpoena in 2004 for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003.

In connection with these two matters, in February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class in January 2007, which the defendants have appealed. In early summer 2007, co-defendant Degussa agreed to a settlement in the federal cases in the amount of 21 million which was approved by the Court. Two other co-defendants, Akzo Nobel and Kemira, later reached settlements in the amount of $23.4 million and $5.0 million respectively, which were approved by the Court. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada.

Another antitrust class action previously brought in Federal Court in the Eastern District of Pennsylvania alleging violations of antitrust laws involving our microcrystalline cellulose product was settled for $25 million, the same amount paid by our co-defendant Asahi Kasei Corporation. The Court approved this settlement in November 2006. The claims of plaintiffs who opted out of the class settlement were also settled late in 2006 for $0.7 million. The above amounts for 2006 have been reflected in “Restructuring and other charges” in our consolidated statement of income for the year ended December 31, 2006. The parties have also reached an agreement to settle a related state court case pending in California, for a total of $2.5 million, with the Company and Asahi Kasei each contributing $1.25 million. This settlement was approved by the California state court in November 2007. A third related state court case remains pending against FMC in Tennessee, although the parties have reached a tentative agreement to settle the case for $0.5 million, which will be subject to Tennessee state court approval. The above amounts for 2007 have been reflected in “Restructuring and other charges” in our consolidated statement of income for the year ended December 31, 2007 in our 2007 Form 10-K.

We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Based on information currently available and established reserves the ultimate resolution of our known contingencies, including the matters described in Note 18 which is included in Item I of this Form 10-Q, is not expected to have a material adverse effect on our consolidated financial position or liquidity. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations or liquidity.

DERIVATIVE FINANCIAL INSTRUMENTS AND MARKET RISKS

Our earnings, cash flows, and financial position are exposed to market risks relating to fluctuations in commodity prices, interest rates and foreign currency exchange rates. Our policy is to minimize the effects of these fluctuations on our earnings, cash flows and financial position. To accomplish this we have implemented a controlled program of risk management consisting of appropriate derivative contracts entered into with major financial institutions.

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

At March 31, 2008, our net financial instrument position was a net asset of $4.0 million compared to a net liability of $3.2 million at December 31, 2007. The change in the net financial instrument position was due to higher unrealized gains in our commodity portfolio partially offset by higher unrealized losses in our foreign exchange portfolio.

Commodity Price Risk

Energy costs are approximately 13 percent of our cost of sales and services and are well balanced among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2008 and December 31, 2007, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in an increase in the net asset position of $11.8 million at March 31, 2008 and a decrease in the net liability position of $9.7 million at December 31, 2007. As a result, at December 31, 2007, the net liability position would become a net asset position. A 10 percent decrease in energy market prices would result in a decrease in the net asset position of $11.8 million at March 31, 2008 and an increase in the net liability position of $9.7 million at December 31, 2007. As a result, the net asset position at March 31, 2008 would become a net liability position.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2008 and December 31, 2007, with all other variables (including interest rates) held constant. A 10 percent strengthening of the hedged currencies versus our functional currencies would result in an increase of the net liability position of $25.4 and $17.6 million at March 31, 2008, and December 31, 2007, respectively. A 10% weakening of the hedged currencies versus our functional currencies would result in a decrease of the net liability position of $24.6 and $17.6 million at March 31, 2008, and December 31, 2007, respectively. As a result, the net liability position at March 31, 2008 and December 31, 2007, would become a net asset position.

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements. As of March 31, 2008, we had no agreements in place.

Our debt portfolio, at March 31, 2008, is composed of 46 percent fixed-rate debt and 54 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of foreign bank borrowings, variable-rate industrial and pollution control revenue bonds, and borrowings under our European and Domestic Credit Agreements. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate instruments in our debt portfolio at March 31, 2008, a one percentage point increase or decrease in interest rates then in effect would have increased or decreased interest expense for the first three months of the year by $0.7 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

(b) Change in Internal Controls. There have been no significant changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of March 31, 2008, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended (not presented herein) and in our report dated February 25, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania

May 2, 2008

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There has been no material change in the significant legal proceedings from the information reported in Part I, Item 3 of our 2007 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors reported in the Part I, Item 1A of our 2007 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES

Period	Total Number of shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Total Dollars Purchased under the Program	Maximum Dollar Value of shares that May Yet be Purchased Under the Program
January 1-31, 2008	133,800	$48.72	133,800	$6,518,724	$153,481,347
February 1-29, 2008	280,411	$55.05	251,500	$13,837,304	$139,644,043
March 1-31, 2008	172,595	$55.95	172,364	$9,643,910	$130,000,133

Total	586,086	$53.87	557,664	$29,999,938	$130,000,133

On April 24, 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. Approximately 2.5 million shares have been repurchased at a cost of $120 million under the $250 million authorization, including $30.0 million of repurchases in the quarter ended March 31, 2008.

We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans, and such reacquisitions are included in the share repurchases reported under this Item.

ITEM 6.	EXHIBITS

Exhibits

10.1	Restricted Stock Unit Award Agreement

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF FMC CORPORATION

FOR THE QUARTER ENDED MARCH 31, 2008

Exhibit No.	Exhibit Description
10.1	Restricted Stock Unit Award Agreement

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

By:	/s/ W. KIM FOSTER
W. Kim Foster Senior Vice President and Chief Financial Officer

Date: May 2, 2008