Form 10-Q
period 2008-06-30
FMC CORP
filed 2008-08-01
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

LARGE ACCELERATED FILER  ☒    ACCELERATED FILER  ☐    NON-ACCELERATED FILER  ☐ SMALLER REPORTING COMPANY  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at June 30, 2008
Common Stock, par value $0.10 per share	74,800,481

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in Millions, Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenue	$806.6	$657.9	$1,556.8	$1,332.0

Costs and Expenses
Costs of sales and services	536.4	447.9	1,035.6	911.2
Selling, general and administrative expenses	90.0	77.9	173.7	155.3
Research and development expenses	23.0	23.7	44.8	46.9
In-process research and development	—	—	—	1.0
Restructuring and other charges (income)	10.7	92.7	2.4	117.0

Total costs and expenses	660.1	642.2	1,256.5	1,231.4

Income from continuing operations before equity in (earnings) of affiliates, minority interests, interest expense, net, and income taxes	146.5	15.7	300.3	100.6
Equity in (earnings) of affiliates	(0.3)	(1.9)	(0.6)	(2.7)
Minority interests	3.8	1.3	6.7	3.2
Interest expense, net	8.3	10.0	17.0	18.4

Income from continuing operations before income taxes	134.7	6.3	277.2	81.7
Provision (benefit) for income taxes	42.5	(8.0)	84.7	12.3

Income from continuing operations	92.2	14.3	192.5	69.4
Discontinued operations, net of income taxes	(7.8)	(5.7)	(14.2)	(15.0)

Net income	$84.4	$8.6	$178.3	$54.4

Basic earnings (loss) per common share:
Continuing operations	$1.24	$0.19	$2.59	$0.92
Discontinued operations	(0.10)	(0.08)	(0.19)	(0.20)

Net income	$1.14	$0.11	$2.40	$0.72

Diluted earnings (loss) per common share:
Continuing operations	$1.20	$0.18	$2.52	$0.89
Discontinued operations	(0.10)	(0.07)	(0.19)	(0.19)

Net income	$1.10	$0.11	$2.33	$0.70

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$123.3	$75.5
Trade receivables, net of allowance of $19.1 at June 30, 2008 and $18.0 at December 31, 2007	754.0	599.7
Inventories	321.2	275.0
Prepaid and other current assets	172.6	126.9
Deferred income taxes	144.4	117.0

Total current assets	1,515.5	1,194.1
Investments	21.4	20.6
Property, plant and equipment, net	917.5	934.7
Goodwill	193.0	180.2
Other assets	169.7	144.8
Deferred income taxes	161.6	259.0

Total assets	$2,978.7	$2,733.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$62.3	$47.9
Current portion of long-term debt	0.3	77.7
Accounts payable, trade and other	370.0	327.4
Accrued and other liabilities	294.1	250.0
Guarantees of vendor financing	25.3	29.7
Accrued pensions and other postretirement benefits, current	10.6	10.6
Income taxes	14.3	8.1

Total current liabilities	776.9	751.4
Long-term debt, less current portion	491.7	419.6
Accrued pension and other postretirement benefits, long-term	93.1	100.2
Environmental liabilities, continuing and discontinued	161.0	160.1
Reserve for discontinued operations	36.7	33.5
Other long-term liabilities	144.2	145.9
Minority interests in consolidated companies	59.6	58.4
Commitments and contingent liabilities (Note 18)
Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2008 or 2007	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2008 and 2007; 92,991,896 issued shares at June 30, 2008 and December 31, 2007, respectively	9.3	9.3
Capital in excess of par value of common stock	398.9	407.5
Retained earnings	1,416.8	1,255.8
Accumulated other comprehensive income (loss)	25.1	(9.9)
Treasury stock, common, at cost: 18,191,415 shares at June 30, 2008 and 17,862,495 shares at December 31, 2007	(634.6)	(598.4)

Total stockholders’ equity	1,215.5	1,064.3

Total liabilities and stockholders’ equity	$2,978.7	$2,733.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Six Months Ended June 30,
	2008	2007
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net Income	$178.3	$54.4
Discontinued operations	14.2	15.0
Income from continuing operations	$192.5	$69.4
Adjustments from income from continuing operations to cash (required) provided by operating activities of continuing operations:
Depreciation and amortization	61.7	68.4
Equity in (earnings) of affiliates	(0.6)	(2.7)
Restructuring and other charges (income)	2.4	117.0
In-process research and development	—	1.0
Deferred income taxes	72.3	8.7
Minority interests	6.7	3.2
Other	9.1	10.5
Changes in operating assets and liabilities:
Trade receivables, net	(143.9)	(141.2)
Guarantees of vendor financing	(4.4)	(11.5)
Inventories	(39.3)	(7.8)
Other current assets and other assets	(33.1)	(18.0)
Accounts payable	29.0	(16.6)
Accrued and other current liabilities and other liabilities	25.7	20.7
Income taxes	1.3	4.7
Accrued pension and other postretirement benefits, net	(27.5)	(25.9)
Environmental spending, continuing	(5.7)	(1.9)
Restructuring and other spending	(7.8)	(25.4)

Cash provided by operating activities	138.4	52.6

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued	(16.0)	(8.4)
Payments of other discontinued reserves	(10.7)	(8.5)

Cash provided (required) by operating activities of discontinued operations	(26.7)	(16.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(in Millions)	Six Months Ended June 30,
	2008	2007
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(66.4)	$(44.6)
Proceeds from disposal of property, plant and equipment	2.5	0.8
Proceeds from sale of Princeton property	59.4	—
Proceeds from sale of sodium sulfate assets	16.7	—
Distributions from Astaris	—	4.4
In-process research and development expenditure	—	(1.0)
Other investing activities	(2.7)	—

Cash provided (required) by investing activities	9.5	(40.4)

Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	75.0	15.0
Increase (decrease) in other short-term debt	14.8	14.8
Repayments of long-term debt	(92.8)	(66.0)
Distributions to minority partners	(5.7)	(4.5)
Issuances of common stock, net	10.8	10.0
Dividends paid	(15.8)	(13.8)
Repurchases of common stock	(61.6)	(54.5)

Cash (required) by financing activities	(75.3)	(99.0)

Effect of exchange rate changes on cash and cash equivalents	1.9	1.4

Increase (Decrease) in cash and cash equivalents	47.8	(102.3)
Cash and cash equivalents, beginning of period	75.5	165.5

Cash and cash equivalents, end of period	$123.3	$63.2

Supplemental disclosure of cash flow information: Cash paid for interest was $19.9 million and $21.9 million, and income taxes paid, net of refunds were $11.2 million and $6.7 million for the six months ended June 30, 2008 and 2007, respectively. In the first six months of 2007, we made a non-cash contribution of approximately 2,000 shares of treasury stock to our employee benefit plans having a cost of $0.1 million.

See Note 15 regarding quarterly cash dividend.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the six months ended June 30, 2008 and 2007, and our financial position as of June 30, 2008. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet as of June 30, 2008 and the related condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.

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

Note 2: Recently Issued and Adopted Accounting Pronouncements

New accounting standards

SFAS No. 141(R)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(revised), “Business Combinations”. Statement No. 141(R) applies to all business combinations. Under SFAS No. 141(R) an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. We are required to adopt this statement starting in 2009 and it is to be applied to business combinations occurring in 2009 and thereafter. Early adoption of this statement is prohibited and we are currently in the process of evaluating the effect that this statement will have on our consolidated financial statements.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. Statement No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. We are required to adopt this statement starting in 2009. Early adoption of this statement is prohibited and we are currently in the process of evaluating the effect that this Statement will have on our consolidated financial statements.

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

FSP EITF 03-6-1

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per share”. Upon adoption, all previously reported EPS data should be adjusted retrospectively to conform with the requirements of the FSP. We are required to adopt this FSP starting in 2009. Early adoption is prohibited. We are currently in the process of evaluating the effect that this FSP will have on our consolidated financial statements.

Recently adopted accounting standards in 2008

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. Statement No. 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. We adopted SFAS 159 on January 1, 2008. Upon adoption, we did not elect the fair value measurement option for any of our financial assets or liabilities; therefore, the adopted Statement did not have an impact on our consolidated financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. Statement No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements. The Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which amends FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. Other than new disclosure, there was no impact to our condensed consolidated financial statements upon adoption of SFAS No. 157. SFAS No. 157-2 for nonfinancial assets and liabilities is effective for us starting in 2009. We currently do not have any non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. See Note 4 for additional information regarding the adoption of this Statement.

Note 3: Goodwill and Intangible Assets

Goodwill at June 30, 2008 and December 31, 2007 was $193.0 million and $180.2 million, respectively. The majority of goodwill is in the Specialty Chemicals segment. There are no other material indefinite life intangibles, other than goodwill. The change in goodwill from December 31, 2007 to June 30, 2008 was due to the effect of foreign currency translation of the Euro.

Our definite life intangibles totaled $8.2 million and $11.2 million at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, these definite life intangibles were allocated among our business segments as follows: $6.6 million in Agricultural Products, $0.3 million in Specialty Chemicals and $1.3 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, access rights, industry licenses and other intangibles and are included in “Other assets” in the condensed consolidated balance sheets. Amortization was not significant in the periods presented.

Note 4: Financial Instruments and Risk Management

The portion of derivative gains or (losses) excluded from assessments of hedge effectiveness, related to our outstanding cash flow hedges which were recorded to earnings during the three and six months ended June 30, 2008, was $0.1 and $0.6 million, respectively, and was ($0.1) and ($0.2) million for the three and six months ended June 30, 2007, respectively.

At June 30, 2008, the net deferred hedging gain in accumulated other comprehensive income (loss) was $15.6 million compared to a net loss of $1.6 million at December 31, 2007. Approximately $14.1 million of net gains are expected to be recognized in earnings during the twelve months ending June 30, 2009, as the underlying hedged transactions are realized, and net gains of $1.5 million are expected to be recognized at various times subsequent to June 30, 2009 and continuing through December 31, 2009.

Adoption of SFAS No. 157

We adopted SFAS No.157 on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principle or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable and able and willing to transact for the asset or liability. Other than new disclosure, there was no impact to our condensed consolidated financial statements upon adoption of SFAS No. 157.

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

The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our condensed consolidated balance sheets as of June 30, 2008. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

(in millions)	6/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$0.2	$0.2	$—	$—
Derivatives – Energy (2)	36.2	—	36.2	—
Other (3)	22.9	22.9	—	—

Total Assets	$59.3	$23.1	$36.2	$—

Liabilities
Derivatives – Energy (4)	$10.6	$—	$10.6	$—
Derivatives – Foreign Exchange (4)	0.2	—	0.2	—
Other (5)	35.5	35.5	—	—

Total Liabilities	$46.3	$35.5	$10.8	$—

(1)	Amounts included in “Investments” in the condensed consolidated balance sheets.
(2)	Amounts included in “Prepaid and other current assets” in the condensed consolidated balance sheets.
(3)	Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the condensed consolidated balance sheets.
(4)	Amounts included in “Accrued and other liabilities” in the condensed consolidated balance sheets.
(5)	Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the condensed consolidated balance sheets.

Note 5: Inventories

Inventories consisted of the following:

	June 30, 2008	December 31, 2007
	(in Millions)
Finished goods and work in process	$211.6	$201.1
Raw materials	109.6	73.9

Net inventory	$321.2	$275.0

Note 6: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2008	December 31, 2007
	(in Millions)
Property, plant and equipment	$2,658.8	$2,843.9
Accumulated depreciation	1,741.3	1,909.2

Property, plant and equipment, net	$917.5	$934.7

The decrease in the gross property, plant and equipment and related accumulated depreciation balances during the six months ended June 30, 2008, was primarily due to the retirement of assets at the Baltimore facility. See Note 9 for related information on the Baltimore shut down.

Note 7: Asset Retirement Obligations

As of June 30, 2008, the balance of our asset retirement obligations was $6.4 million. This amount decreased approximately $8.7 million from December 31, 2007 primarily due to payments against the reserve related to the Baltimore phase out. A more complete description of our asset retirement obligations can be found in Note 2 to our 2007 consolidated financial statements in our 2007 10-K.

Note 8: In-process Research and Development

In the first quarter of 2007, our Agricultural Products segment acquired rights from a third-party company to develop their proprietary fungicide. In acquiring those rights, we paid an additional $1 million and recorded this amount as a charge to “In-process research and development” in the condensed consolidated statement of operations for the six months ended June 30, 2007. We had no such comparable charges in the six months ended June 30, 2008. This fungicide project was terminated by the Company during the second quarter of 2008.

Note 9: Restructuring and other charges (income)

Three and Six Months Ended June 30, 2008

Princeton Property Sale

On March 18, 2008, we completed the sale of our 158-acre Princeton research center to the Princeton HealthCare System. Gross proceeds from the sale were $62.5 million and net proceeds after offsets, commissions and fees totaled approximately $60 million. The gain on the sale was $29.6 million and is included in “Restructuring and other charges (income)” in the condensed consolidated statements of operations for the six months ended June 30, 2008. The gain on sale was reduced by the sale-leaseback deferral described below.

We entered into a sale-leaseback as part of the sale under which certain of the buildings sold to the Princeton HealthCare System were leased back to us for a period up to approximately three years. The leaseback was accounted for as an operating lease and the present value of the lease payments was deferred as part of the gain on sale. We recorded a deferred gain on sale in the amount of $6.7 million. This is being recognized as a reduction of rent expense over the term of the lease. As of June 30, 2008, the remaining balance of the deferred gain is $5.8 million and is included in “Accrued and other liabilities” on the condensed consolidated balance sheets.

Sodium Sulfate assets sale

In February 2008, we completed the sale of Foret’s sodium sulfate assets. Foret is part of our Industrial Chemicals segment. We recognized a gain on sale of these assets of $3.6 million which is included in “Restructuring and other charges (income)” in the condensed consolidated statements of operations for the six months ended June 30, 2008. A portion of the gain includes recognition of a $2.2 million gain related to foreign currency translation adjustment which was previously a component of “Accumulated other comprehensive income” on the condensed consolidated balance sheets. These assets were reported as long-lived assets held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” at December 31, 2007. These assets held for sale in the amount of $15.3 million were included in “Prepaid and other current assets” on our December 31, 2007 condensed consolidated balance sheets. Net proceeds from the transaction were $16.7 million.

The sodium sulfate co-generation facility was not part of the sale. We expect the sale of this asset to occur sometime in 2008. This asset is considered to be an asset held for sale and the amount of $3.4 million is included in “Prepaid and other current assets” on our June 30, 2008 condensed consolidated balance sheets.

Baltimore Phase Out

On June 15, 2007, we made the decision to phase out operations of our Baltimore, Maryland facility in our Agricultural Products segment. Our decision was consistent with our strategy to maintain globally cost-competitive manufacturing positions by sourcing raw materials, intermediates and finished products in lower-cost manufacturing locations. We ceased production at this facility in the second quarter of 2008.

We recorded charges totaling $5.8 million during the three months ended June 30, 2008. These charges consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $4.2 million, (ii) severance and employee benefits of $0.3 million, and (iii) other shut down charges of $1.3 million.

We recorded charges totaling $21.6 million during the six months ended June 30, 2008. These charges consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $19.6 million, (ii) severance and employee benefits of $0.7 million, and (iii) other shut down charges of $1.3 million. As a result of the shut-down of the facility in the second quarter of 2008, we do not expect the remaining restructuring charges to be significant.

Jacksonville Phase Out

On May 7, 2008, we made the decision to phase out operations of our Jacksonville, Florida facility in our Agricultural Products segment by the third quarter of 2008. Our decision was consistent with our strategy to maintain globally cost-competitive manufacturing positions.

We recorded charges totaling $2.6 million during the three and six months ended June 30, 2008 which consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $1.9 million, and (ii) severance and employee benefits of $0.7 million.

Other Items

Additional restructuring and other charges (income) for the three months ended June 30, 2008 included $0.9 million of severance costs due to workforce restructurings and $0.3 million of other charges, primarily related to our Industrial Chemicals segment. We also recorded

$1.1 million of charges for the three months ended June 30, 2008 relating to continuing environmental sites as a Corporate charge.

Additional restructuring and other charges (income) for the six months ended June 30, 2008 included $4.0 million of severance costs due to workforce restructurings, of which $1.8 million related to our Agricultural Products segment, $2.0 million related to our Industrial Chemicals segment and $0.2 million related to our Specialty Chemicals segment. We also recorded $6.0 million of charges for the six months ended June 30, 2008 relating to continuing environmental sites as a Corporate charge. Approximately $1.8 million of these continuing environmental charges was triggered as a result of the sale of our Princeton property discussed previously within this Note. We also recorded $1.4 million of other charges primarily in our Industrial Chemicals segment during the six months ended June 30, 2008.

Three and Six Months Ended June 30, 2007

Baltimore Phase Out

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

Abandonment of Foret Co-Generation Facility

In the second quarter of 2007, we committed to the abandonment of a co-generation facility at Foret and recorded a charge of $7.9 million. This facility, which is part of our Industrial Chemicals segment, produced electric power and thermal energy by co-generation for use at one of Foret’s production properties. Historically, excess electricity produced from this facility was sold into the Spanish market. We own 75% of this co-generation facility and have recorded minority interest associated with this charge of $1.4 million as part of “Minority interests” in the condensed consolidated statements of operations for the three and six months ended June 30, 2007.

Solutia Legal Settlement

We reached an agreement to settle all claims relating to this litigation in return for a payment of $22.5 million. This litigation is associated with our Industrial Chemicals business. This amount has been reflected in “Restructuring and other charges” in our condensed consolidated statements of operations for the six months ended June 30, 2007.

Other Items

Additional restructuring and other charges (income) for the three months ended June 30, 2007 included $1.4 million of severance costs due to workforce restructuring, $1.1 million of asset abandonment charges and $1.3 million of other charges all primarily related to our Industrial Chemicals segment. We recorded $4.5 million relating to continuing environmental sites as a Corporate charge. We also recorded $1.3 million of charges related to an agreement to settle state court cases alleging violations of antitrust law involving our microcrystalline cellulose product (“MCC”) in our Specialty Chemicals Business. See note 18 for further details regarding MCC legal settlements.

Additional restructuring and other charges (income) for the six months ended June 30, 2007 included $2.3 million of severance costs due to workforce restructuring, $1.1 million of asset abandonment charges and $1.5 million of other charges all primarily related to our Industrial Chemicals segment. We recorded $5.2 million relating to continuing environmental sites as a Corporate charge. We also recorded $1.3 million of charges related to an agreement to settle state court cases alleging violations of antitrust law involving MCC, as discussed above.

Rollforward of Restructuring and Other Reserves

Restructuring spending during the six months ended June 30, 2008 was primarily severance payments for previously announced workforce reductions. The following table shows a rollforward of restructuring and other reserves for the first six months of 2008 and the related spending and other changes:

(in Millions)	Total (1)
Balance at 12/31/2007	$12.1
Increase in reserves (1)	7.2
Cash payments	(7.8)

Balance at 6/30/2008 (2)	$11.5

(1)	Primarily severance costs related to workforce reductions and facility shutdowns. The impairment charges noted above impacted our property, plant and equipment balances and are not included in the above table. Additionally, the deferred gain associated with the Princeton property sale is not included in the above table.
(2)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.

Note 10: Debt

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	June 30, 2008	December 31, 2007
Short-term debt	$62.3	$47.9
Current portion of long-term debt	0.3	77.7

Total debt maturing within one year	$62.6	$125.6

Short-term debt consisted of foreign credit lines at June 30, 2008 and December 31, 2007. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Long-term debt:

Long-term debt consists of the following:

(in Millions)	June 30, 2008		6/30/2008	12/31/2007
	Interest Rate Percentage	Maturity Date
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	1.60-7.05	2009-2035	$202.6	$202.8
Debentures (less unamortized discounts of $0.1 million and $0.1 million, respectively)	7.75	2011	45.4	45.3
Medium-term notes	7.00	2008	0.0	77.5
European credit agreement	4.82-5.31	2010	169.0	171.7
Domestic credit agreement	2.83-2.90	2012	75.0	0.0

Total debt			492.0	497.3
Less: debt maturing within one year			0.3	77.7

Total long-term debt			$491.7	$419.6

At June 30, 2008, we had $169.0 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to $171.7 million at December 31, 2007. Available funds under this facility were $173.6 million and $147.1 million at June 30, 2008 and December 31, 2007, respectively.

We had $75.0 million of borrowings under our Domestic Credit Agreement at June 30, 2008 compared to no borrowings at December 31, 2007. Letters of credit outstanding under the Domestic Credit Agreement totaled $153.7 million and $146.9 million at June 30, 2008 and December 31, 2007, respectively. As such, available funds under the Domestic Credit Agreement were $371.3 million and $453.1 million at June 30, 2008 and December 31, 2007, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at June 30, 2008.

A more complete description of our credit agreements are included in Note 11 to our 2007 consolidated financial statements in our 2007 10-K.

Note 11: Discontinued Operations

Our results of discontinued operations comprised the following:

(in Millions)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Income/(Expense)
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax expense of $0.0 million and $0.1 million and $0.2 million and $0.3 million for the three and six months ended June 30, 2008 and 2007, respectively)	—	0.4	0.3	0.7

Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations (net of income tax benefit of $4.8 million and $8.8 million and $3.7 million and $9.5 million for the three and six months ended June 30, 2008 and 2007, respectively)	(7.8)	(6.1)	(14.5)	(15.7)

Discontinued operations, net of income taxes	$(7.8)	$(5.7)	$(14.2)	$(15.0)

2008

During the three and six months ended June 30, 2008, we recorded a $12.6 million ($7.8 million after-tax) charge and a $23.3 million ($14.5 million after-tax) charge, respectively, to discontinued operations related to environmental issues and legal reserves and expenses. Environmental charges of $6.6 million ($4.1 million after-tax) and $10.1 million ($6.3 million after-tax) for the three and six months ended June 30, 2008, respectively, related to a provision to increase our reserves for environmental issues primarily at our Middleport site as well as for operating and maintenance activities. We also recorded increases to legal reserves and expenses in the amount of $6.0 million ($3.7 million after-tax) and $13.2 million ($8.2 million after-tax) for the three and six months ended June 30, 2008, respectively. (See a rollforward of our environmental reserves in Note 12.)

At June 30, 2008, substantially all other discontinued operations reserves recorded on our condensed consolidated balance sheets were related to other post-retirement benefit liabilities, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 2001.

2007

During the three and six months ended June 30, 2007, we recorded a $9.8 million ($6.1 million after-tax) and a $25.2 million ($15.7 million after-tax) charge, respectively, to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $5.2 million ($3.3 million after-tax) and $15.9 million ($9.9 million after-tax) related primarily to a provision to increase our reserves for environmental issues at our Middleport and Modesto sites. We also recorded increases to legal reserves and expenses in the amount of $4.6 million ($2.8 million after-tax) and $9.3 million ($5.8 million after tax) for the three and six months ended June 30, 2007, respectively.

Note 12: Environmental Obligations

We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $186.1 million and $188.6 million, excluding recoveries, have been provided at June 30, 2008 and December 31, 2007, respectively.

At June 30, 2008 and December 31, 2007, expected recoveries were $37.6 million and $35.4 million, respectively, with the majority at each date relating to existing contractual arrangements with U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” balance totaling $19.5 million and $18.8 million at June 30, 2008 and December 31, 2007, respectively, or as “Other assets” totaling $18.1 million and $16.6 million at both June 30, 2008 and December 31, 2007, respectively, in the condensed consolidated balance sheets. Cash recoveries recorded as realized claims against third parties were $1.8 million in the first six months of 2008. Total cash recoveries recorded for the year ended December 31, 2007 were $6.1 million.

The long-term portion of environmental reserves, net of recoveries, totaling $161.0 million and $160.1 million at June 30, 2008 and December 31, 2007, respectively, is included in “Environmental liabilities, continuing and discontinued”. The short-term portion of continuing obligations is recorded as “Accrued and other liabilities”.

We have estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by approximately $75 million at June 30, 2008. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. However, we believe any such liability arising from potential environmental obligations is not likely to have a materially adverse effect on our liquidity or financial condition and may be satisfied over the next twenty years or longer.

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2007 to June 30, 2008:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2007	$169.8

Provision (see notes 9 and 11)	18.5
Spending, net of recoveries	(21.7)

Net Change	(3.2)

Total environmental reserves, net of recoveries at June 30, 2008	166.6

Environmental reserves, current, net of recoveries (1)	5.6
Environmental reserves, long-term continuing and discontinued, net of recoveries	161.0

Total environmental reserves, net of recoveries at June 30, 2008	166.6

(1)	“Current” includes only those reserves related to continuing operations.

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

Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) consider the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were no potential common shares excluded from Diluted EPS for the three and six months ended June 30, 2008 and June 30, 2007.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions Except Share and Per Share Data)	Three months Ended June 30,		Six months Ended June 30,
	2008	2007	2008	2007
Earnings (loss):
Income from continuing operations	$92.2	$14.3	$192.5	$69.4
Discontinued operations, net of income taxes	(7.8)	(5.7)	(14.2)	(15.0)

Net income	$84.4	$8.6	$178.3	$54.4

Basic earnings (loss) per common share
Continuing operations	$1.24	$0.19	$2.59	$0.92
Discontinued operations	(0.10)	(0.08)	(0.19)	(0.20)

Net income	$1.14	$0.11	$2.40	$0.72

Diluted earnings (loss) per common share
Continuing operations	$1.20	$0.18	$2.52	$0.89
Discontinued operations	(0.10)	(0.07)	(0.19)	(0.19)

Net income	$1.10	$0.11	$2.33	$0.70

Shares (in thousands):
Weighted average number of shares of common stock outstanding	74,331	75,716	74,383	75,790
Weighted average additional shares assuming conversion of potential common shares	2,142	2,038	2,142	2,214

Shares – diluted basis	76,473	77,754	76,525	78,004

Note 14: Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income for the three and six months ended June 30, 2008 and 2007 consisted of the following:

(in Millions)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$84.4	$8.6	$178.3	$54.4
Foreign currency translation adjustment	(0.8)	4.4	19.9	10.0
Net deferral of hedging gains/(losses) and other	14.3	0.6	17.0	7.1
Net realized actuarial gains/(losses) and prior service (cost) credits	(1.5)	0.7	(1.9)	1.0

Comprehensive income	$96.4	$14.3	$213.3	$72.5

Note 15: Stockholders’ Equity

Dividends and Share Repurchases

On July 17, 2008, we paid dividends aggregating $9.4 million to our shareholders of record as of June 30, 2008. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of June 30, 2008. For the six months ended June 30, 2008 and June 30, 2007, we paid $15.8 million and $13.8 million in dividends, respectively. On April 22, 2008, our Board of Directors approved a quarterly cash dividend of $0.125 per share. This represents an increase of $0.02 above our previous rate of $0.105 per share.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over a two-year period. During the six months ended June 30, 2008, we repurchased 957,579 of our shares at an aggregate cost of $60 million under the current authorization. As of June 30, 2008, we have authorization of $100 million remaining under the program. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans.

Note 16: Pensions and Other Postretirement Benefits

The following table summarizes the components of net annual benefit cost (income) for the three and six months ended June 30, 2008 and 2007:

(in Millions)	Three months ended June 30,				Six months ended June 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Components of net annual benefit cost:
Service cost	$4.5	$5.0	$0.2	$0.1	$9.0	$9.9	$0.2	$0.1
Interest cost	15.2	14.2	0.7	0.7	30.5	28.3	1.4	1.4
Expected return on plan assets	(19.4)	(17.8)	—	—	(39.0)	(35.5)	—	—
Amortization of prior service cost	0.3	0.4	(0.4)	(0.3)	0.6	0.8	(0.7)	(0.6)
Recognized net actuarial (gain) loss	0.7	1.2	(0.2)	(0.2)	1.4	2.4	(0.4)	(0.4)

Net periodic benefit cost from continuing operations	$1.3	$3.0	$0.3	$0.3	$2.5	$5.9	$0.5	$0.5

We made voluntary cash contributions to our U.S. defined benefit pension plan of $20.0 million in the six months ended June 30, 2008 and 2007. We expect that our total voluntary cash contributions to the plan for 2008 will be approximately $30 million.

Note 17: Income Taxes

Income tax expense was $42.5 million resulting in an effective tax rate of 31.6% for the three months ended June 30, 2008 compared to a benefit of $8.0 million resulting in an effective tax rate of (127.0)% for the three months ended June 30, 2007. The change in the effective tax rate is primarily a result of a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S. The mix of domestic income was impacted by significantly lower Baltimore restructuring charges incurred during 2008 compared to 2007. During the second quarter of 2007, we also recorded tax adjustments of $1.4 million related to adjustments for prior year tax matters.

Income tax expense was $84.7 million resulting in an effective tax rate of 30.6% for the six months ended June 30, 2008 compared to expense of $12.3 million resulting in an effective tax rate of 15.1% for the six months ended June 30, 2007. The change in the effective tax rate is consistent with the change in the three months ended June 30, 2008 as discussed in the previous paragraph.

Note 18: Guarantees, Commitments, and Contingencies

We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

Guarantees and Other Commitments

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2008:

(in Millions)	June 30, 2008
Guarantees:
- FMC Technologies, Inc. performance guarantees	$1.6
- Guarantees of vendor financing	25.3
- Foreign equity method investment debt guarantees	8.6

Total	$35.5

Other Commitments

We guarantee the performance by FMC Technologies, Inc. (“Technologies”) of a debt instrument outstanding in the principal amount of $1.6 million as of June 30, 2008 and December 31, 2007.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $25.3 million and $29.7 million at June 30, 2008 and December 31, 2007, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of June 30, 2008 these guarantees had maximum potential payments of $8.6 million, compared to $6.9 million at December 31, 2007.

In connection with our property and asset sales and divestitures, we have agreed to indemnify the buyer for certain liabilities, including environmental contamination and taxes that occurred prior to the date of sale. Our indemnification obligations with respect to these liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. As such, it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss. If triggered, we may be able to recover certain of the indemnity payments from third parties. We have not recorded any specific liabilities for these guarantees.

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

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of operations for the year ended December 31, 2006. This expense was included as a component of restructuring and other charges. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a rate, which as of June 30, 2008, was 4.1 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At June 30, 2008, the amount of the letter of credit was €27.1 million (U.S. $42.2 million).

We also received a subpoena in 2004 for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. We have since learned that Degussa AG was a leniency applicant in the investigation and that Solvay, S.A. and Akzo Nobel Chemicals International B.V. have pled guilty to Sherman Act violations during the period July 1, 1998 through December 1, 2001.

In connection with these two matters, in February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class in January 2007, which the defendants have appealed. In early summer 2007, co-defendant Degussa agreed to a settlement in the federal cases in the amount of $21 million which was approved by the Court. Two other co-defendants, Akzo Nobel and Kemira, later reached settlements in the amount of $23.4 million and $5.0 million respectively, which were approved by the Court. In April of 2008, Solvay reached a settlement of $46.0 million which has been preliminarily approved by the Court. Due to a most favored nations clause in the Akzo settlement, if the Solvay settlement receives final approval the class will refund approximately $8 million to Akzo. In addition, two opt out cases have been brought against the Company. Certain of the defendants in the class action have settled the opt out claims for undisclosed amounts. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. A motion for class certification is pending.

Another antitrust class action previously brought in Federal Court in the Eastern District of Pennsylvania alleging violations of antitrust laws involving our microcrystalline cellulose product was settled for $25.0 million, the same amount paid by our co-defendant Asahi Kasei Corporation. The Court approved this settlement in November 2006. The claims of plaintiffs who opted out of the class settlement were also settled late in 2006 for $0.7 million. The above amounts for 2006 have been reflected in “Restructuring and other charges” in our consolidated statement of income for the year ended December 31, 2006. The parties have also reached an agreement to settle a related state court case pending in California, for a total for $2.5 million, with the Company and Asahi Kasei each contributing $1.25 million. This settlement was approved by the California state court in November 2007. A third related state court case remains pending against FMC in Tennessee, although the parties have reached an agreement to settle the case for $0.5 million. This settlement has received preliminary approval by the Tennessee state court. The above amounts for 2007 have been reflected in “Restructuring and other charges” in our consolidated statement of income for the year ended December 31, 2007 of which $1.3 million has been included in the condensed consolidated statement of operations for the three and six months ended June 30, 2007.

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

Note 19: Segment Information

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue
Agricultural Products	$276.6	$219.2	$554.1	$467.5
Specialty Chemicals	192.4	167.5	376.2	333.7
Industrial Chemicals	338.9	272.2	629.3	532.7
Eliminations	(1.3)	(1.0)	(2.8)	(1.9)

Total	$806.6	$657.9	$1,556.8	$1,332.0

Income (loss) from continuing operations before income taxes
Agricultural Products	$84.4	$65.1	$167.4	$135.9
Specialty Chemicals	41.5	39.5	81.0	75.1
Industrial Chemicals	45.3	21.5	80.8	39.1
Eliminations	—	0.1	(0.2)	(0.1)

Segment operating profit	171.2	126.2	329.0	250.0
Corporate	(13.1)	(14.3)	(25.0)	(27.5)
Other income (expense), net	(4.4)	(4.3)	(7.4)	(6.2)

Operating profit before the items listed below	153.7	107.6	296.6	216.3
Restructuring and other income/(charges), net (1)	(10.7)	(91.3)	(2.4)	(115.2)
In-process research and development (2)	—	—	—	(1.0)
Interest expense, net	(8.3)	(10.0)	(17.0)	(18.4)

Total	$134.7	$6.3	$277.2	$81.7

(1)	See Note 9 for details of restructuring and other charges (income). Amounts in this line item for the three months ended June 30, 2008 related to Agricultural Products ($8.4 million), Industrial Chemicals ($1.2 million), and Corporate ($1.1 million). Amounts in this line item for the three months ended June 30, 2007 related to Agricultural Products ($75.4 million), Industrial Chemicals ($9.5 million), Specialty Chemicals ($1.8 million) and Corporate ($4.6 million).

Amounts in this line item for the six months ended June 30, 2008 related to Agricultural Products ($26.2 million), Industrial Chemicals ($0.6 million - gain), Specialty Chemicals ($0.3 million) and Corporate ($23.5 million - gain). Amounts in this line item for the six months ended June 30, 2007 related to Agricultural Products ($75.4 million), Industrial Chemicals ($32.8 million), Specialty Chemicals ($1.8 million) and Corporate ($5.2 million).

In 2007, in addition to the line item “Restructuring and other charges (income)” as presented in the consolidated statements of income this line item in the above reconciliation includes the following:

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

•

Additionally, this amount includes minority interest of $1.4 million associated with our decision to abandon the co-generation facility at Foret during the second quarter of 2007. This amount is shown in “Minority interest” on the condensed consolidated statements of operations for the three and six months ended June 30, 2007.

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

We had good performance across all of our business segments for the three and six months ended June 30, 2008. Second quarter revenue increased 23 percent and revenue for the six months ended June 30, 2008 increased 17 percent compared to the prior year respective periods. Agricultural Products, Specialty Chemicals and Industrial Chemicals segment operating profits increased 30 percent, 5 percent and 111 percent, respectively, for the three months ended June 30, 2008 and increased 23 percent, 8 percent and 107 percent, respectively, for the six months ended June 30, 2008 compared to the prior respective periods. We continue to be impacted by increases to raw material costs across all of our businesses and, to a lesser extent, higher energy costs.

Our segment results for the three and six months ended June 30, 2008 were impacted by the following:

•

Agricultural Products’ segment operating profits increased significantly driven by higher sales in all regions and across all product lines as well as continued global supply chain productivity improvements, partially offset by higher raw material costs.

•

Specialty Chemicals’ segment operating profits were driven by higher volumes and pricing in BioPolymer and lithium as well as stronger European currencies, largely offset by increases in raw material and energy costs and higher export taxes.

•

Industrial Chemicals’ segment operating profits increased significantly as a result of higher selling prices and volumes, across the segment, particularly in soda ash and phosphates, coupled with improved power market conditions in Spain, where Foret operates electricity cogeneration facilities and sells excess electricity into the Spanish electrical grid. These increases more than offset higher raw material costs.

Included in our net income were various restructuring and other income and charges. There was a significant decrease in restructuring and other income and charges for the three and six months ended June 30, 2008 compared to the prior respective periods as a result of the gains on the Princeton and Foret asset sales described below and due to reduced charges related to the phase out of operations at our Baltimore facility. The Baltimore facility, which is part of our Agricultural Products segment, was closed in the second quarter of 2008. The announcement to phase out the facility was made in the second quarter of 2007.

On March 18, 2008, we completed the sale of our 158-acre Princeton research center to the Princeton HealthCare System. Gross proceeds from the sale were $62.5 million and net proceeds after offsets, commissions and fees totaled approximately $60 million. The gain on the sale was $29.6 million which is included in “Restructuring and other charges (income)” in the condensed consolidated statements of operations for the six months ended June 30, 2008.

In February 2008, we completed the sale of Foret’s sodium sulfate assets. Foret is part of our Industrial Chemicals segment. We recognized a gain on the sale of these assets of $3.6 million which is included in “Restructuring and other charges (income)” in the condensed consolidated statements of operations for the six months ended June 30, 2008. A portion of the gain includes recognition of a $2.2 million gain related to cumulative translation adjustment. Net proceeds from the transaction were $16.7 million.

On May 20, 2008, we entered into an agreement to acquire the hydrocolloids ingredients business of International Specialty Products (ISP). This acquisition will extend our leadership in hydrocolloids and enhance service to the global customers in food, pharmaceutical and specialty industries. Under the agreement, we will acquire ISP’s alginates and food blends business (other than ISP’s Germinal blending business based in Brazil), including ISP’s Girvan, Scotland, manufacturing facility and employees associated with the business. We expect to close the transaction during the second half of 2008, following satisfaction of customary closing conditions. The business will be integrated into our Specialty Chemicals Group’s BioPolymer Division.

RESULTS OF OPERATIONS

Overview –

(in Millions, Except Per Share Data)	For the Three months Ended June 30,				For the Six months Ended June 30,
	2008		2007		2008		2007
		Per Share Diluted		Per Share Diluted		Per Share Diluted		Per Share Diluted
Consolidated Revenue	$806.6		$657.9		$1,556.8		$1,332.0

Net income	$84.4	$1.10	$8.6	$0.11	$178.3	$2.33	$54.4	$0.70

Net income included the following after-tax (income) charges:
Restructuring and other charges / (income), net (1)	6.7	0.09	56.9	0.74	(2.4)	(0.04)	71.8	0.92
In-process research and development	—	—	—	—	—	—	0.6	0.01
Tax adjustments	—	—	(1.4)	(0.02)	—	—	(0.3)	(0.01)
Discontinued operations	7.8	0.10	5.7	0.07	14.2	0.19	15.0	0.19

After-tax income from continuing operations excluding restructuring and other income and charges (2)	$98.9	$1.29	$69.8	$0.90	$190.1	$2.48	$141.5	$1.81

(1)	For the six months ended June 30, 2007, the amount includes a gain from the difference between the carrying value of our remaining investment in the Astaris joint venture and cash received from the joint venture. This gain is included in “Equity in (earnings) of affiliates” in the condensed consolidated statement of operations for the six months ended June 30, 2007. In 2005, Astaris sold substantially all of the assets of its business and the buyers assumed substantially all of the liabilities of Astaris.

Additionally, for the three and six months ended June 30, 2007, this amount includes minority interest of $1.4 million associated with our decision to abandon the co-generation facility at Foret during the second quarter of 2007. This amount is shown in “Minority interest” on the condensed consolidated statements of operations for the three and six months ended June 30, 2007.

(2)	We believe that the Non-GAAP financial measure “After-tax income from continuing operations, excluding restructuring and other income and charges,” and its presentation on a per-share basis, provide useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP. The after-tax charges (gains) included in net income presented in the chart above are discussed in the results of operations discussions below for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007.

See “Segment Results” for a detailed discussion of events affecting our results for the three and six months ended June 30, 2008 and 2007.

CONSOLIDATED RESULTS – Three months ended June 30, 2008 compared to Three months ended June 30, 2007

In the discussion below, please refer to our condensed consolidated statement of operations and our segment information from Note 19 included in Item I of this Form 10-Q as well as the after-tax charges included in net income in the above table. All comparisons are between the periods unless otherwise noted.

Revenue for the three months ended June 30, 2008 was $806.6 million, an increase of 22.6 percent compared to the $657.9 million recorded in the prior year. This increase is due to increased sales in all of our segments which are discussed separately below.

Restructuring and other charges (income) totaled $10.7 million ($6.7 million after-tax) in the second quarter of 2008 primarily as a result of the following:

•

A $5.8 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Baltimore, Maryland agricultural chemicals facility. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $4.2 million, (ii) severance and employee benefits of $0.3 million, and (iii) other shut down charges of $1.3 million. We ceased production at this facility in the second quarter of 2008.

•

A $2.6 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Jacksonville, Florida facility. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $1.9 million, and (ii) severance and employee benefits of $0.7 million. We also expect to incur restructuring and other charges related to this phase out of approximately $4 to $6 million over the next two quarters primarily representing additional charges associated with fixed assets to be abandoned.

•

Additional charges included $0.9 million of severance costs due to workforce restructurings and $0.3 million of other charges, primarily related to our Industrial Chemicals segment and $1.1 million of charges relating to continuing environmental sites as a Corporate charge.

Restructuring and other charges (income) totaled $92.7 million ($56.9 million after-tax) in the second quarter of 2007 primarily as a result of a $75.2 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Baltimore, Maryland agricultural chemicals facility. This charge consisted of plant and equipment impairment charges of approximately $71.0 million, and severance and employee benefits of $4.2 million.

Remaining charges in the second quarter of 2007 primarily included $7.9 million in our Industrial Chemicals segment related to the abandonment of a co-generation facility at Foret. Additionally, charges of $9.6 million were incurred primarily consisting of $5.2 million of charges related to continuing environmental sites which is a Corporate charge, $1.3 million of charges related to the state court case settlements of microcrystalline cellulose product legal matters in Specialty Chemicals and $3.1 million related to asset abandonments and severance charges primarily related to the Industrial Chemicals segment

Equity in (earnings) of affiliate was $0.3 million of earnings in the second quarter of 2007 as compared to $1.9 million of earnings in the prior year period. The change was attributable to a gain recorded at one of our equity method investments as a result of an insurance settlement during the second quarter of 2007.

Interest expense, net for the second quarter of 2008 was $8.3 million, compared to $10.0 million for the second quarter of 2007. This decrease was due to lower foreign interest rates as well as reduced long term debt balances in the second quarter of 2008 as compared to the same period in the prior year.

Provision for income taxes was a provision of $42.5 million for the second quarter of 2008 compared to a benefit of $8.0 million for the prior period resulting in effective tax rates of 31.6% and (127.0)%, respectively. The change in the effective tax rate is primarily a result of a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S. The mix of domestic income was impacted by significantly lower Baltimore restructuring charges incurred during 2008 compared to 2007. During the second quarter of 2007, we also recorded tax adjustments of $1.4 million related to adjustments for prior year tax matters.

Discontinued operations, net of income taxes totaled a loss of $7.8 million for the three months ended June 30, 2008 compared to a loss of $5.7 million for the three months ended June 30, 2007. The loss for the three months ended June 30, 2008 is primarily the result of environmental charges associated with our Middleport site and charges for legal reserves and expenses related to discontinued operations.

The loss for the three months ended June 30, 2007 is primarily the result of environmental charges associated with our Modesto site and charges for legal reserves and expenses related to discontinued operations.

Net Income increased to $84.4 million for the three months ended June 30, 2008 from $8.6 million for the three months ended June 30, 2007. The increase was primarily due to higher profits in all three of our segments and significantly reduced restructuring and other charges (income).

Other Financial Data

The following line items from our segment profit and loss statement are used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2007 consolidated financial statements on our 2007 10-K).

Corporate expenses were $13.1 million in second quarter of 2008 compared to $14.3 million in the second quarter of 2007. This decrease was primarily due to expenses related to certain operating system upgrades in the second quarter of 2007 that we did not incur during the second quarter of 2008.

Other Income (Expense), Net was $4.4 million of expense in the second quarter of 2008, essentially flat with the $4.3 million expense in the same period of 2007.

SEGMENT RESULTS – Three months ended June 30, 2008 compared to Three months ended June 30, 2007

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relate to our businesses at the segment level is discussed in Note 19 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2007 consolidated financial statements in our 2007 10-K.

Agricultural Products

(in Millions)	Three Months Ended June 30,		Increase/ (Decrease)
	2008	2007	$	%
Revenue	$276.6	$219.2	$57.4	26.2
Operating Profit	84.4	65.1	19.3	29.6

Sales of $276.6 million increased approximately 26 percent versus the prior-year quarter, driven by growth in all regions particularly Europe, North America and Asia and across all product lines. In Europe, growth was driven by higher sales in a number of product areas including biofuel crops, new product introductions and the favorable impact of the stronger Euro. Strong demand also resulted in some shift in sales from the third quarter of 2008. In North America, sales were higher as a result of growth from new product introductions. In Asia, sales increases were also broad based with performance gains particularly strong in Indonesia, Pakistan, Korea and India due to favorable market conditions and strong commodity prices, particularly the price of rice. In Latin America, sales growth in key segments was partially offset by the timing of sales in the Brazil sugar cane segment, which were exceptionally strong in the second quarter of 2007.

Agricultural Products’ operating profit of $84.4 million was approximately 30 percent higher than the year-ago quarter, as a result of higher sales and continued global supply chain productivity improvements, which more than offset higher raw material costs, particularly for chemical intermediates and solvents.

Specialty Chemicals

(in Millions)	Three Months Ended June 30,		Increase/(Decrease)
	2008	2007	$	%
Revenue	$192.4	$167.5	$24.9	14.9
Operating Profit	41.5	39.5	2.0	5.1

Revenue in Specialty Chemicals was $192.4 million, an increase of approximately 15 percent versus the prior-year quarter driven by higher selling prices and volume growth in BioPolymer and lithium specialties. Stronger European currencies also favorably impacted results. Biopolymer achieved sales growth across all business areas with each area benefiting from increased volume and higher selling prices. In lithium, higher sales to the pharmaceutical market and to a lesser extent, higher volumes in our primaries business drove sales increases.

Segment operating profit of $41.5 million increased approximately five percent versus the year ago quarter due to the higher sales and the favorable impact of currency translation, largely offset by increased costs for raw materials, energy and export taxes. Biopolymer earnings increased and were driven by higher revenues and continued productivity improvements, partially offset by higher raw material and energy costs. In lithium, earnings were slightly lower than the prior year quarter due to export taxes in Argentina, implemented in December 2007, which offset lithium sales gains.

Industrial Chemicals

(in Millions)	Three Months Ended June 30,		Increase/(Decrease)
	2008	2007	$	%
Revenue	$338.9	$272.2	$66.7	24.5
Operating Profit	45.3	21.5	23.8	110.7

Revenue in Industrial Chemicals was $338.9 million, an increase of approximately 25 percent versus the prior-year quarter, driven by higher selling prices, particularly in soda ash and phosphates, and volume growth across the segment.

Segment operating profit of $45.3 million more than doubled versus the year ago quarter as a result of higher sales and improved power market conditions in Spain, partially offset by higher raw material costs. In soda ash, market conditions remain tight, as all U.S. soda ash producers continue to operate at full capacity. Both our domestic and export soda ash businesses continue to benefit from contract terms put in place at the beginning of the year, as higher selling prices were the primary driver of earnings growth. Our North American Peroxygens business realized higher selling prices and volume growth across both hydrogen peroxide and specialty peroxygens businesses. Foret continued to deliver significantly improved performance relative to a year ago. Higher prices, particularly in phosphates, and improved power market conditions in Spain where Foret operates electricity cogeneration facilities and sells excess electricity into the Spanish electrical grid more than offset higher raw material costs, especially phosphate rock.

CONSOLIDATED RESULTS – Six months ended June 30, 2008 compared to Six months ended June 30, 2007

Revenue for the six months ended June 30, 2008 was $1,556.8 million, an increase of 16.9 percent compared to the $1,332.0 million recorded in the prior year. The increase was primarily due to increased sales across all of our segments, primarily Industrial Chemicals and Agricultural Products.

In-process research and development was $1.0 million ($0.6 million after-tax) for the six months ended June 30, 2007 as a result of our Agricultural Products segment acquiring rights from a third-party company to develop their property fungicide. We had no such comparable charges in the six months ended June 30, 2008.

Restructuring and other charges (income) totaled 2.4 million ($2.4 million gain after-tax) in the six months ended June 30, 2008 primarily as a result of the following:

•	A gain on the sale of the Princeton property of $29.6 million, completed on March 18, 2008.

•	A gain on the sale of Foret’s sodium sulfate assets of $3.6 million. Foret is part of our Industrial Chemicals segment.

•

Charges totaling $21.6 million for our phase-out of the Agricultural Products chemical facility in Baltimore, Maryland in our Agricultural Products segment. These charges consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $19.6 million, (ii) severance and employee benefits of $0.7 million, and (iii) other shut down charges of $1.3 million.

•

A $2.6 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Jacksonville, Florida facility. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $1.9 million, and (ii) severance and employee benefits of $0.7 million.

•

$4.0 million of severance costs, of which $1.8 million related to our Agricultural Products segment, $2.0 million related to our Industrial Chemicals segment and $0.2 million related to our Specialty Chemicals segment.

•

$6.0 million relating to continuing environmental sites as a Corporate charge. Approximately $1.8 million of these continuing environmental charges was triggered as a result of the sale of our Princeton property.

•	$1.4 million of other charges primarily in our Industrial Chemicals segment.

Restructuring and other charges (income) totaled $117.0 million ($71.8 million after-tax) in the six months ended June 30, 2007 primarily as a result of a $75.2 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Baltimore, Maryland agricultural chemicals facility, the Solutia legal settlement of $22.5 million in our Industrial Chemicals segment and asset abandonment charges of $7.9 million at a co-generation facility at Foret which is part of our Industrial Chemicals business. For additional information regarding our restructuring activities during the six months ended June 30, 2007, please see Note 9 to the condensed consolidated financial statements.

Equity in (earnings) of affiliates was earnings of $0.6 million in the first six months of 2008 versus earnings of $2.7 million in the prior year period. The change was attributable to a gain recorded at one of our equity method investments as a result of an insurance settlement during the six months ended June 30, 2007.

Interest expense, net for the first six months of 2008 decreased to $17.0 million compared to $18.4 million in the prior year period. The decrease was primarily due to lower foreign interest rates as well as reduced long term debt balances in the first six months of 2008 as compared to the same period in the prior year.

Provision for income taxes was a provision of $84.7 million for the first six months of 2008 compared to a provision of $12.3 million for the prior year period resulting in effective tax rates of 30.6% and 15.1%, respectively. The change in the effective tax rate is primarily a result of a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S. The mix of domestic income was impacted by significantly lower Baltimore restructuring charges incurred during 2008 compared to 2007.

Discontinued operations, net of income tax totaled a loss of $14.2 million for the six months ended June 30, 2008 compared to a loss of $15.0 million for the six months ended June 30, 2007. The loss for the six months ended June 30, 2008 is primarily the result of environmental charges associated with our Middleport site and charges for legal reserves and expenses related to discontinued operations.

The loss for the six months ended June 30, 2007 is primarily related to environmental charges associated with our Middleport and Modesto sites and charges for legal reserves and expenses related to discontinued operations.

Net Income increased to $178.3 million for the six months ended June 30, 2008 from $54.4 million for the prior period primarily due to higher profits in all three of our segments and significantly reduced restructuring and other charges (income).

Other Financial Data

The following line items from our segment profit and loss statement are used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2007 consolidated financial statements on our 2007 10-K).

Corporate expenses were $25.0 million in the first six months of 2008 compared to $27.5 million in the prior period due to reduced legal costs associated with the legal settlement with Solutia that occurred in the first six months of 2007.

Other Income (Expense), Net increased to $7.4 million of expense in the first six months of 2008, from expense of $6.2 million in the same period of 2007. The increase was due primarily to higher compensation expense.

SEGMENT RESULTS – Six months ended June 30, 2008 compared to Six months ended June 30, 2007

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relate to our businesses at the segment level is discussed in Note 19 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2007 consolidated financial statements in our 2007 10-K.

Agricultural Products

(in Millions)	Six months ended June 30,		Increase/(Decrease)
	2008	2007	$	%
Revenue	$554.1	$467.5	$86.6	18.5
Operating Profit	167.4	135.9	31.5	23.2

Sales of $554.1 million increased approximately 19 percent versus the prior year period. Sales gains benefited from buoyant global agrochemical market conditions. In Latin America, sales growth was particularly strong in Brazil, as we experienced demand growth across our entire product portfolio and all crop segments, particularly in sugarcane, cotton and soybeans. In Asia, the sales increase was also broad-based as sales gains were achieved in many countries, but were particularly strong in Indonesia, Pakistan, Korea and India. In Europe, growth was driven by favorable weather conditions, new product introductions, higher sales in several segments including biofuel crops and the favorable impact of the strong Euro.

Agricultural Products’ operating profit of $167.4 million was approximately 23 percent higher than the year-ago period, as a result of the higher sales and continued global supply chain productivity improvements, which more than offset higher raw material costs.

In 2008, full-year revenue growth in the mid teens is expected as a result of a healthy global agricultural economy, increased planted acres of key crops and new product introductions. Full-year segment operating profits are expected to be up nearly 20 percent driven by the sales growth and further supply chain productivity improvements, partially offset by higher raw material costs.

In our Agricultural Products segment, several products are undergoing re-registration in the U.S. and/or a comparable regulatory review by EU governmental authorities. In August 2006, the U.S. Environmental Protection Agency issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide. The IRED proposes cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses while maintaining tolerances for imported commodities (bananas, coffee, rice and sugarcane). The EPA reiterated its proposal in January 2008 with the issuance of a draft Notice of Intent to Cancel. In February 2008, the EPA convened a Scientific Advisory Panel meeting to evaluate scientific issues relevant to the draft Notice of Intent to Cancel carbofuran. At this meeting, the EPA and FMC presented their views on the relevant scientific assessments of carbofuran. Separately, the US Department of Agriculture issued its comments on the draft cancellation notice, stating that carbofuran should continue to be registered. On July 24, 2008, the EPA published a proposal to revoke all carbofuran tolerances under the Federal Food Drug and Cosmetic Act in advance of any issuance of a final Notice of Intent to Cancel under the federal pesticide law. We disagree with the EPA’s proposal to revoke tolerances and believe that carbofuran residues on food do not pose a threat to human health. We will respond to the EPA revocation proposal and vigorously defend the U.S. registration. If the EPA chooses to revoke tolerances or issue a final Notice of Intent to Cancel which continues to eliminate all carbofuran uses, FMC plans to challenge such decision by requesting review by an administrative law judge. Meanwhile, FMC can continue to sell carbofuran in the United States at this time and through 2008. Should the EPA issue a final decision to revoke tolerances, the EPA will also decide on when the revocation will take effect. If tolerances are revoked immediately and we cannot obtain a stay of such decision, sales of carbofuran into the relevant crops will be negatively impacted. We do not expect a final EPA decision on the tolerance revocation proposal or a final Notice of Intent to Cancel before November 2008. The conclusion of any subsequent administrative hearing(s) might take as long as a year from the issuance of a final revocation order.

In November 2006, the EU Commission’s Standing Committee on Animal Health and Food Chain voted not to include our carbofuran, carbosulfan and cadusafos products on the official list of active ingredients approved for continued sale in the EU. We believe the Committee’s decision was based on a flawed underlying scientific review and a failure to take into account all available data. In June 2007, the European Commission published its decisions not to include carbofuran, carbosulfan and cadusafos on the official list of active ingredients approved for continued sale in the European Union. The published decisions required EU Member States to de-register the products within 6 months, and so, FMC ceased its sales of these products in December 2007. The Commission decision requires that channel sales generally cease within 12 months afterwards. We disagreed with the Commission and have initiated litigation in the European Community courts, seeking annulment of the carbofuran and carbosulfan decisions. In parallel with our litigation, we have re-submitted cadusafos, carbofuran and carbosulfan for approval on the official list. The outcome of this case and our regulatory resubmissions are uncertain. We currently anticipate that lost sales attributable to the cancellation of EU registrations for carbofuran, carbosulfan and cadusafos will have a modest negative impact in this region, but we believe that growth in other products, new registrations and/or label expansions should offset such impact over time.

We intend to defend vigorously all our products in the U.S. and EU regulatory processes. Several of FMC’s pesticide products will be reviewed in the ordinary course of regulatory programs during 2008 as part of the ongoing cycle of re-registration in countries around the world. In the EU, two of our pyrethroid insecticide products, bifenthrin and zeta-cypermethrin, will be considered for inclusion on the official list of EU-approved active ingredients. We expect to have a decision from the Commission on these products by year end.

Specialty Chemicals

(in Millions)	Six months ended June 30,		Increase/(Decrease)
	2008	2007	$	%
Revenue	$376.2	$333.7	$42.5	12.7
Operating Profit	81.0	75.1	5.9	7.9

Revenue in Specialty Chemicals was $376.2 million, an increase of approximately 13 percent versus the prior-year period, driven by strong commercial performance in BioPolymer and lithium.

Segment operating profit of $81.0 million increased approximately 8 percent versus the year-earlier period as a result of the higher sales and favorable currency translation, largely offset by higher raw material and energy costs and export taxes. In Biopolymer, the combination of strong commercial performance in pharmaceutical and food ingredients businesses and continued productivity improvements more than offset higher specialty wood pulp, seaweed and fuel oil costs. In pharmaceuticals, we benefited from continued growth in demand for oral tablet drugs. Sales in Europe and Asia and to generic drug manufacturers across all regions were strong for the first six months of 2008. In food ingredients, our performance was driven by higher selling prices and continued volume growth in Asia and Latin America, primarily in the dairy segment. In lithium, earnings growth was the result of higher prices and volume growth for specialty lithium compounds- particularly in the pharmaceutical market.

In 2008, full-year revenue growth in the low teens is expected, as a result of higher volumes across the segment and higher selling prices in BioPolymer. Full-year segment operating profits are expected to be up five to ten percent driven by strong commercial performance in BioPolymer and lithium specialties, partially offset by increasing raw material and energy costs and higher export taxes.

Industrial Chemicals

(in Millions)	Six months ended June 30,		Increase/(Decrease)
	2008	2007	$	%
Revenue	$629.3	$532.7	$96.6	18.1
Operating Profit	80.8	39.1	41.7	106.6

Revenue in Industrial Chemicals was $629.3 million, an increase of approximately 18 percent versus the prior-year period, driven by higher selling prices across the segment, particularly in soda ash and phosphates, and volume growth.

Segment operating profit of $80.8 million more than doubled versus the year-earlier period as the higher sales and improved power market conditions in Spain where Foret operates electricity cogeneration facilities and excess electricity is sold into the Spanish electrical grid more than offset higher raw material costs. In soda ash, our domestic and export businesses benefitted from new contract terms put in place at the beginning of the year, as higher selling prices were the primary driver of earnings growth. Our North American Peroxygens business realized higher selling prices and volume growth across both hydrogen peroxide and specialty peroxygens businesses. In Foret, higher prices, particularly in phosphates, hydrogen peroxide demand growth and improved power conditions were the primary drivers of the earnings increase, which more than offset higher raw material costs, especially phosphate rock.

In 2008, full-year revenue growth in the mid teens is expected as a result of higher selling prices across all businesses, particularly in soda ash and phosphates, and volume growth across the segment. Full-year segment operating profits are expected to approximately double as aggregate price and volume benefits more than offset higher raw material costs.

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

There were no borrowings under the new facility at inception, and our prior credit agreement dated as of June 21, 2005 was terminated at that time. Obligations under the prior credit agreement and related transaction costs, fees, and expenses for the new Domestic Credit Agreement were paid with available cash.

Loans under the facility bear interest at a floating rate, either a base rate as defined or the applicable euro currency rate for the relevant term plus an applicable margin. At June 30, 2008, the applicable euro currency margin was 0.35 percent, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At June 30, 2008, borrowing rates under our Domestic Credit Agreement ranged from 2.83 to 2.90 percent per annum.

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

Loans under the European Credit Agreement bear interest at a euro currency base rate, which for loans denominated in euros is the Euro InterBank Offered Rate, and for loans denominated in dollars is London Interbank Offered Rate (“LIBOR”) in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the credit rating assigned to our senior unsecured debt. At June 30, 2008, the applicable margin was 0.35 percent and the applicable borrowing rate under the European Credit Agreement ranged from 4.82 to 5.31 percent per annum.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at June 30, 2008.

At June 30, 2008, we had $169.0 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to $171.7 million at December 31, 2007. Available funds under this facility were $173.6 million and $147.1 million at June 30, 2008 and December 31, 2007, respectively.

We had $75.0 million of borrowings under our Domestic Credit Agreement at June 30, 2008 compared to no borrowings at December 31, 2007. Letters of credit outstanding under the Domestic Credit Agreement totaled $153.7 million and $146.9 million at June 30, 2008 and December 31, 2007, respectively. As such, available funds under the Domestic Credit Agreement were $371.3 million and $453.1 million at June 30, 2008 and December 31, 2007, respectively.

Cash and cash equivalents at June 30, 2008 and December 31, 2007 were $123.3 million and $75.5 million, respectively. At June 30, 2008, we had total debt of $554.3 million as compared to $545.2 million at December 31, 2007. This included $491.7 million and $419.6 million of long-term debt (excluding current portions of $0.3 million and $77.7 million) at June 30, 2008 and December 31, 2007, respectively. Short-term debt, which consists solely of foreign borrowings, increased to $62.3 million at June 30, 2008 compared to $47.9 million at December 31, 2007.

Statement of Cash Flows

Cash provided by operating activities was $138.4 million for the six months ended June 30, 2008 compared to $52.6 million for the six months ended June 30, 2007. The increase in cash provided by operating activities reflected higher earnings from continuing operations partially offset by an increase in inventories and prepaid and other current assets balances.

Cash required by operating activities of discontinued operations was $26.7 million for the first six months of 2008 compared to cash required of $16.9 million for the first six months of 2007. This change was primarily due to increased environmental spending for discontinued sites in the six months ended June 30, 2008.

Cash provided by investing activities was $9.5 million for the six months ended June 30, 2008 compared to cash required of $40.4 million for the six months ended June 30, 2007. The change was driven primarily by proceeds from the sale of the Princeton property of $59.4 million and the sale of sodium sulfate assets of $16.7 million partially offset by an increase in our capital expenditure spending, primarily in our Industrial Chemicals segment.

Cash required by financing activities was $75.3 million for the first six months of 2008 compared to $99.0 million for the first six months of 2007. This change is due primarily to increased borrowings under our committed credit facilities partially offset by higher repayments of long term debt and repurchases of common stock.

During the first six months of 2007, we contributed approximately 2,000 shares of treasury stock to our employee benefit plans having a cost of approximately $0.1 million which is considered a non-cash activity.

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

Projected 2008 spending includes approximately $34.0 million of environmental remediation spending. This spending does not include expected spending of approximately $20.0 million in 2008 on capital projects relating to environmental control facilities. Also, we expect to spend in the range of approximately $26 million to $27 million in 2008 for environmental compliance costs, which we will include as a component of cost of sales in our consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls above the foregoing projections.

On July 17, 2008, we paid dividends aggregating $9.4 million to our shareholders of record as of June 30, 2008. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of June 30, 2008. For the six months ended June 30, 2008 and June 30, 2007, we paid $15.8 million and $13.8 million in dividends, respectively. On April 22, 2008, our Board of Directors approved a quarterly cash dividend of $0.125 per share. This represents an increase of $0.02 above our previous rate of $0.105 per share.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over a two year period. During the six months ended June 30, 2008, we repurchased 957,579 of our shares at an aggregate cost of $60 million under the current authorization. As of June 30, 2008, we have authorization of $100 million remaining under the program. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans.

We have historically made voluntary pension payments and plan to make such payments totaling approximately $30 million in 2008. During the six months ended June 30, 2008, we have made voluntary cash contributions to our U.S. defined benefit pension plan of $20 million.

Commitments

We guarantee the performance by Technologies of a debt instrument outstanding in the principal amount of $1.6 million as of June 30, 2008 and December 31, 2007. We also guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. In addition, we guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of June 30, 2008 these guarantees had maximum potential payments of $8.6 million as compared to $6.9 million as of December 31, 2007.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $25.3 million and $29.7 million at June 30, 2008 and December 31, 2007, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”.

In connection with our property and asset sales and divestitures, we have agreed to indemnify the buyer for certain liabilities, including environmental contamination and taxes that occurred prior to the date of sale. Our indemnification obligations with respect to these liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. As such, it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss. If triggered, we may be able to recover certain of the indemnity payments from third parties. We have not recorded any specific liabilities for these guarantees.

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

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of operations for the year ended December 31, 2006. This expense was included as a component of restructuring and other charges. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a rate, which as of June 30, 2008, was 4.1 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At June 30, 2008, the amount of the letter of credit was €27.1 million (U.S. $42.2 million).

We also received a subpoena in 2004 for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. We have since learned that Degussa AG was a leniency applicant in the investigation and that Solvay, S.A. and Akzo Nobel Chemicals International B.V. have pled guilty to Sherman Act violations during the period July 1, 1998 through December 1, 2001.

In connection with these two matters, in February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class in January 2007, which the defendants have appealed. In early summer 2007, co-defendant Degussa agreed to a settlement in the federal cases in the amount of $21 million which was approved by the Court. Two other co-defendants, Akzo Nobel and Kemira, later reached settlements in the amount of $23.4 million and $5.0 million respectively, which were approved by the Court. In April of 2008, Solvay reached a settlement of $46.0 million which has been preliminarily approved by the Court. Due to a most favored nations clause in the Akzo settlement, if the Solvay settlement receives final approval the class will refund approximately $8 million to Akzo. In addition, two opt out cases have been brought against the Company. Certain of the defendants in the class action have settled the opt out claims for undisclosed amounts. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. A motion for class certification is pending.

Another antitrust class action previously brought in Federal Court in the Eastern District of Pennsylvania alleging violations of antitrust laws involving our microcrystalline cellulose product was settled for $25.0 million, the same amount paid by our co-defendant Asahi Kasei Corporation. The Court approved this settlement in November 2006. The claims of plaintiffs who opted out of the class settlement were also settled late in 2006 for $0.7 million. The above amounts for 2006 have been reflected in “Restructuring and other charges” in our consolidated statement of income for the year ended December 31, 2006. The parties have also reached an agreement to settle a related state court case pending in California, for a total for $2.5 million, with the Company and Asahi Kasei each contributing $1.25 million. This settlement was approved by the California state court in November 2007. A third related state court case remains pending against FMC in Tennessee, although the parties have reached an agreement to settle the case for $0.5 million. This settlement has received preliminary approval by the Tennessee state court. The above amounts for 2007 have been reflected in “Restructuring and other charges” in our consolidated statement of income for the year ended December 31, 2007.

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

At June 30, 2008, our net financial instrument position was a net asset of $25.3 million compared to a net liability of $3.2 million at December 31, 2007. The change in the net financial instrument position was due to higher unrealized gains in our commodity portfolio partially and lower unrealized losses in our foreign exchange portfolio.

Commodity Price Risk

Energy costs are approximately 13 percent of our cost of sales and services and are well balanced among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2008 and December 31, 2007, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in an increase in the net asset position of $17.3 million at June 30, 2008 and a decrease in the net liability position of $9.7 million at December 31, 2007. As a result, at December 31, 2007, the net liability position would become a net asset position. A 10 percent decrease in energy market prices would result in a decrease in the net asset position of $17.3 million at June 30, 2008 and an increase in the net liability position of $9.7 million at December 31, 2007.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2008 and December 31, 2007, with all other variables (including interest rates) held constant. A 10 percent strengthening of the hedged currencies versus our functional currencies would result in an increase of the net liability position of $23.5 and $17.6 million at June 30, 2008 and December 31, 2007, respectively. A 10% weakening of the hedged currencies versus our functional currencies would result in a decrease of the net liability position of $22.9 and $17.6 million at June 30, 2008, and December 31, 2007, respectively. As a result, the net liability position at June 30, 2008 and December 31, 2007, would become a net asset position.

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements. As of June 30, 2008, we had no agreements in place.

Our debt portfolio, at June 30, 2008, is composed of 37 percent fixed-rate debt and 63 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of foreign bank borrowings, variable-rate industrial and pollution control revenue bonds, and borrowings under our European and Domestic Credit Agreements. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate instruments in our debt portfolio at June 30, 2008, a one percentage point increase or decrease in interest rates then in effect would have increased or decreased interest expense for the first six months of the year by $1.7 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

(b) Change in Internal Controls. There have been no significant changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of June 30, 2008, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for the year then ended, not presented herein, and in our report dated February 25, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania
August 1, 2008

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There has been no material change in the significant legal proceedings from the information reported in Part I, Item 3 of our  2007 10-K.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors reported in the Part I, Item 1A of our 2007 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES

As of	Total Number of shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Total Dollars Purchased under the Program	Maximum Dollar Value of shares that May Yet be Purchased Under the Program
Q1 2008	586,806	$53.87	557,664	$29,999,938	$130,000,133
April 1-30, 2008	—	$—	—	$—	$130,000,133
May 1-31, 2008	99,142	$70.27	98,900	$6,951,662	$123,048,471
June 1-30, 2008	302,011	$76.56	301,015	$23,048,277	$100,000,194
Q2 2008	401,153	$75.01	399,915	$29,999,939	$100,000,194

Total 2008	987,959	$62.45	957,579	$59,999,877	$100,000,194

On April 24, 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. Approximately 2.9 million shares have been repurchased at a cost of $150 million under the $250 million authorization, including $60 million of repurchases during the six months ended June 30, 2008. As of June 30, 2008, we have authorization of $100 million remaining under the program.

We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans, and such reacquisitions are included in the share repurchases reported under this Item.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our annual meeting of shareholders on April 22, 2008 (the “Annual Meeting”).

(b)	At the Annual Meeting, Edward J. Mooney, Enrique J. Sosa, Vincent R. Volpe, Jr. and Robert C. Pallash were each duly nominated for, and elected by the shareholders to our Board of Directors (the “Board”). These individuals will serve on our Board along with, Peter D’Aloia, Patricia A. Buffler, C. Scott Greer, Paul J. Norris, William F. Reilly and William G. Walter, each of whose terms continued after the Annual Meeting. The number of votes cast for, and withheld with respect to, each nominee is set forth below:

	For	Withheld
Edward J. Mooney	64,682,181	2,320,219
Enrique J. Sosa	65,409,533	1,592,867
Vincent R. Volpe, Jr.	65,499,536	1,502,864
Robert Pallash	66,162,597	839,803

(c)	At the Annual Meeting, the shareholders also voted on the ratification of the Audit Committee’s approval for the continuing service of KPMG LLP as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2008 as follows:

Votes
For:	66,063,357
Against:	878,749
Abstain:	60,294
Broker Non-Votes:	—

ITEM 6.	EXHIBITS

Exhibits

10.1	Restricted Stock Unit Award Agreement

10.2	Restricted Stock Unit Award Agreement

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF FMC CORPORATION

FOR THE QUARTER ENDED JUNE 30, 2008

Exhibit No.	Exhibit Description
10.1	Restricted Stock Unit Award Agreement

10.2	Restricted Stock Unit Award Agreement

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION

(Registrant)

By:	/s/ W. KIM FOSTER
W. Kim Foster Senior Vice President and Chief Financial Officer

Date: August 1, 2008