Form 10-Q
period 2008-09-30
FMC CORP
filed 2008-10-31
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

LARGE ACCELERATED FILER  ☒    ACCELERATED FILER  ☐    NON-ACCELERATED FILER  ☐    SMALLER REPORTING COMPANY  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT) YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at September 30, 2008
Common Stock, par value $0.10 per share	74,020,961

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in Millions, Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Revenue	$820.8	$626.6	$2,377.6	$1,958.6

Costs and Expenses
Costs of sales and services	580.8	440.2	1,616.4	1,351.4
Selling, general and administrative expenses	81.9	73.8	255.6	229.1
Research and development expenses	23.4	20.5	68.2	67.4
In-process research and development	1.0	1.0	1.0	2.0
Restructuring and other charges (income)	14.6	23.0	17.0	140.0

Total costs and expenses	701.7	558.5	1,958.2	1,789.9

Income from continuing operations before equity in (earnings) loss of affiliates, minority interests, interest expense, net, loss on extinguishment of debt and income taxes	119.1	68.1	419.4	168.7
Equity in (earnings) loss of affiliates	(2.3)	0.4	(2.9)	(2.3)
Minority interests	4.7	2.9	11.4	6.1
Interest expense, net	7.5	8.6	24.5	27.0
Loss on extinguishment of debt	—	0.3	—	0.3

Income from continuing operations before income taxes	109.2	55.9	386.4	137.6
Provision for income taxes	23.3	14.5	108.0	26.8

Income from continuing operations	85.9	41.4	278.4	110.8
Discontinued operations, net of income taxes	(5.9)	(4.3)	(20.1)	(19.3)

Net income	$80.0	$37.1	$258.3	$91.5

Basic earnings (loss) per common share:
Continuing operations	$1.16	$0.55	$3.75	$1.47
Discontinued operations	(0.08)	(0.06)	(0.27)	(0.26)

Net income	$1.08	$0.49	$3.48	$1.21

Diluted earnings (loss) per common share:
Continuing operations	$1.13	$0.54	$3.65	$1.42
Discontinued operations	(0.08)	(0.06)	(0.26)	(0.24)

Net income	$1.05	$0.48	$3.39	$1.18

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$95.0	$75.5
Trade receivables, net of allowance of $17.8 at September 30, 2008 and $18.0 at December 31, 2007	719.7	599.7
Inventories	361.1	275.0
Prepaid and other current assets	120.9	126.9
Deferred income taxes	136.2	117.0

Total current assets	1,432.9	1,194.1
Investments	23.4	20.6
Property, plant and equipment, net	930.8	934.7
Goodwill	192.4	180.2
Other assets	191.9	144.8
Deferred income taxes	159.0	259.0

Total assets	$2,930.4	$2,733.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$33.6	$47.9
Current portion of long-term debt	0.3	77.7
Accounts payable, trade and other	364.5	327.4
Accrued and other liabilities	316.2	250.0
Guarantees of vendor financing	21.1	29.7
Accrued pensions and other postretirement benefits, current	10.6	10.6
Income taxes	14.5	8.1

Total current liabilities	760.8	751.4
Long-term debt, less current portion	542.1	419.6
Accrued pension and other postretirement benefits, long-term	89.3	100.2
Environmental liabilities, continuing and discontinued	164.7	160.1
Reserve for discontinued operations	39.0	33.5
Other long-term liabilities	126.9	145.9
Minority interests in consolidated companies	58.0	58.4
Commitments and contingent liabilities (Note 19)
Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2008 or 2007	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2008 and 2007; 92,991,896 issued shares at September 30, 2008 and December 31, 2007, respectively	9.3	9.3
Capital in excess of par value of common stock	395.1	407.5
Retained earnings	1,487.6	1,255.8
Accumulated other comprehensive income (loss)	(50.7)	(9.9)
Treasury stock, common, at cost: 18,970,935 shares at September 30, 2008 and 17,862,495 shares at December 31, 2007	(691.7)	(598.4)

Total stockholders’ equity	1,149.6	1,064.3

Total liabilities and stockholders’ equity	$2,930.4	$2,733.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Nine Months Ended September 30,
	2008	2007
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net Income	$258.3	$91.5
Discontinued operations	20.1	19.3

Income from continuing operations	$278.4	$110.8
Adjustments from income from continuing operations to cash (required) provided by operating activities of continuing operations:
Depreciation and amortization	94.3	100.7
Loss of extinguishment of debt	—	0.3
Equity in (earnings) loss of affiliates	(2.9)	(2.3)
Restructuring and other charges (income)	17.0	140.0
In-process research and development	1.0	2.0
Deferred income taxes	88.9	11.1
Minority interests	11.4	6.1
Other	12.3	5.4
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Trade receivables, net	(128.3)	(64.4)
Guarantees of vendor financing	(8.6)	(3.6)
Inventories	(50.1)	(24.1)
Other current assets and other assets	(31.1)	3.3
Accounts payable	40.0	(15.9)
Accrued and other current liabilities and other liabilities	51.7	22.7
Income taxes	9.9	5.1
Accrued pension and other postretirement benefits, net	(42.7)	(37.2)
Environmental spending, continuing	(9.8)	(4.0)
Restructuring and other spending	(14.2)	(25.9)

Cash provided (required) by operating activities	317.2	230.1

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued	(24.2)	(15.7)
Payments of other discontinued reserves	(13.6)	(13.9)

Cash provided (required) by operating activities of discontinued operations	(37.8)	(29.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(in Millions)	Nine Months Ended September 30,
	2008	2007
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(125.9)	$(76.5)
Proceeds from disposal of property, plant and equipment	3.5	1.3
Proceeds from sale of Princeton property	59.4	—
Proceeds from sale of sodium sulfate assets	16.7	—
Acquisitions, net of cash acquired	(89.8)	—
Distributions from Astaris	—	4.4
In-process research and development expenditure	(1.0)	(1.0)
Other investing activities	(4.2)	(6.8)

Cash provided (required) by investing activities	(141.3)	(78.6)

Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	147.3	—
Increase (decrease) in other short-term debt	(12.5)	12.0
Financing fees	—	(0.7)
Repayments of long-term debt	(99.0)	(82.2)
Distributions to minority partners	(12.5)	(10.2)
Issuances of common stock, net	12.8	12.7
Dividends paid	(25.1)	(21.8)
Repurchases of common stock	(126.6)	(84.5)

Cash provided (required) by financing activities	(115.6)	(174.7)

Effect of exchange rate changes on cash and cash equivalents	(3.0)	3.2

Increase (Decrease) in cash and cash equivalents	19.5	(49.6)
Cash and cash equivalents, beginning of period	75.5	165.5

Cash and cash equivalents, end of period	$95.0	$115.9

Supplemental disclosure of cash flow information: Cash paid for interest was $28.9 million and $32.2 million, and income taxes paid, net of refunds were $12.9 million and $9.8 million for the nine months ended September 30, 2008 and 2007, respectively. In the first nine months of 2007, we made a non-cash contribution of approximately 2,000 shares of treasury stock to our employee benefit plans having a cost of $0.1 million.

See Note 16 regarding quarterly cash dividend.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007, and our financial position as of September 30, 2008. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet as of September 30, 2008 and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.

Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “2007 10-K”).

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

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share”. Upon adoption, all previously reported EPS data should be adjusted retrospectively to conform with the requirements of the FSP. We are required to adopt this FSP starting in 2009. Early adoption is prohibited. We are currently in the process of evaluating the effect that this FSP will have on our consolidated financial statements.

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

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. Statement No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements. The Statement applies when other accounting pronouncements require fair value measurements; it does not require new fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which amends FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. Other than new disclosure, there was no impact to our condensed consolidated financial statements upon adoption of SFAS No. 157. SFAS No. 157-2 for nonfinancial assets and liabilities is effective for us starting in 2009. We currently do not have any non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. See Note 5 for additional information regarding the adoption of this Statement.

Note 3: Acquisitions

During the third quarter 2008, we acquired the two businesses described below for approximately $97 million. We paid $89.8 million in cash for these two businesses which represents the purchase price of approximately $97 million less cash acquired. The businesses will be integrated into our Specialty Chemicals segment’s BioPolymer Division. The purchase price is not considered final due to working capital adjustments expected to occur in the fourth quarter of 2008.

In August 2008, we acquired the hydrocolloids ingredients business of International Specialty Products (ISP). This acquisition is intended to strengthen our position in hydrocolloids and enhance service to the global customers in food, pharmaceutical and specialty industries. Under the agreement, we acquired ISP’s alginates and food blends business (other than ISP’s Germinal blending business based in Brazil), including ISP’s Girvan, Scotland, manufacturing facility and employees. The results of operations of the ISP business are included in the Specialty Chemicals segment beginning on the acquisition date of August 18, 2008.

In September 2008, we entered into an agreement with CoLiving Food Ingredients (CoLiving) based in Guangzhou, China. As part of the agreement, we acquired 100% of the shares of CoLiving International Company Limited (“BVI”). In acquiring the shares of BVI, we assumed a 75% ownership interest in Guangzhou CoLiving International Biology Technology Co., Ltd. (“CoLiving Biology”). We also purchased all of the business assets of Guangzhou CoLiving Co., Ltd. with the exception of the remaining minority interest in CoLiving Biology. The acquisition is intended to enhance our position in supplying specialty hydrocolloid products and services to the rapidly growing food ingredients market in China. The results of operations of the CoLiving business are included in the Specialty Chemicals segment beginning on the acquisition date of September 27, 2008.

We are currently in the process of finalizing the purchase price allocation of the acquisitions. This may result in additional adjustments to the initial purchase price allocation. The following table presents the initial purchase price allocation of our Specialty Chemical segment acquisitions described above:

(in Millions)
Current Assets (primarily inventory)	$47.6
Property, Plant & Equipment	18.8
Intangible Assets (primarily customer relationships)	18.4
Goodwill	17.1
Deferred Income Taxes	5.8

Total Assets Acquired	$107.7
Current Liabilities	7.8
Long Term Liabilities	3.0

Net Assets Acquired	$96.9

Pro forma revenue results had the acquisitions of ISP and CoLiving occurred on January 1, 2007 and January 1, 2008, would have been $836.9 million and $2,439.7 million for the three and nine months ended September 30, 2008 and $638.1 million and $2,012.7 million for the three and nine months ended September 30, 2007, respectively. This information is based on historical results of operations, and, in the opinion of management, is not necessarily indicative of what the results would have been had we operated the entities acquired since such dates. Pro forma net income and earnings per share information related to these acquisitions is not presented because the impact of these acquisitions on these measures in our condensed consolidated statements of operations is not considered to be significant.

Note 4: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2008 are presented in the table below:

(in Millions)	Agricultural Products	Specialty Chemicals	Industrial Chemicals	Total
Balance, December 31, 2007	$2.7	$176.9	$0.6	$180.2
Acquisitions	—	17.1	—	17.1
Foreign Currency Adjustments	—	(4.9)	—	(4.9)

Balance, September 30, 2008	$2.7	$189.1	$0.6	$192.4

Acquisitions for the nine months ended September 30, 2008 relate to the ISP and CoLiving acquisitions described in Note 3.

Our definite life intangibles totaled $26.1 million and $11.2 million at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, these definite life intangibles were allocated among our business segments as follows: $6.3 million in Agricultural Products, $18.6 million in Specialty Chemicals and $1.2 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, customer relationships, access rights, industry licenses and other intangibles and are included in “Other assets” in the condensed consolidated balance sheets. The increase in definite life intangibles during the nine months ended September 30, 2008 was due to the intangible assets acquired in connection with the acquisitions described in Note 3. Amortization was not significant in the periods presented.

Note 5: Financial Instruments and Risk Management

The portion of derivative gains or (losses) excluded from assessments of hedge effectiveness, related to our outstanding cash flow hedges which were recorded to earnings during the three and nine months ended September 30, 2008, was $(0.7) million and $(0.1) million, respectively, and was $(0.2) million and $(0.2) million for the three and nine months ended September 30, 2007, respectively.

At September 30, 2008, the net deferred hedging loss in accumulated other comprehensive income (loss) was $(11.4) million compared to a net loss of $(1.6) million at December 31, 2007. Approximately $8.7 million of net losses are expected to be recognized in earnings during the twelve months ending September 30, 2009, as the underlying hedged transactions are realized, and net losses of $2.7 million are expected to be recognized at various times subsequent to September 30, 2009 and continuing through December 31, 2009.

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

The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our condensed consolidated balance sheets as of September 30, 2008. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

(in Millions)	9/30/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$0.2	$0.2	$—	$—
Derivatives – Energy (2)	0.6	—	0.6	—
Derivatives – Foreign Exchange (2)	2.2	—	2.2	—
Other (3)	19.4	19.4	—	—

Total Assets	$22.4	$19.6	$2.8	$—

Liabilities
Derivatives – Energy (4)	$12.9	$—	$12.9	$—
Derivatives – Foreign Exchange (4)	—	—	—	—
Other (5)	28.1	28.1	—	—

Total Liabilities	$41.0	$28.1	$12.9	$—

(1)	Amounts included in “Investments” in the condensed consolidated balance sheets.
(2)	Amounts included in “Prepaid and other current assets” in the condensed consolidated balance sheets.
(3)	Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the condensed consolidated balance sheets.
(4)	Amounts included in “Accrued and other liabilities” in the condensed consolidated balance sheets.
(5)	Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the condensed consolidated balance sheets.

Note 6: Inventories

Inventories consisted of the following:

	September 30, 2008	December 31, 2007
	(in Millions)
Finished goods and work in process	$237.1	$201.1
Raw materials	124.0	73.9

Net inventory	$361.1	$275.0

Note 7: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2008	December 31, 2007
	(in Millions)
Property, plant and equipment	$2,642.0	$2,843.9
Accumulated depreciation	1,711.2	1,909.2

Property, plant and equipment, net	$930.8	$934.7

The decrease in the gross property, plant and equipment and related accumulated depreciation balances during the nine months ended September 30, 2008, was primarily due to the retirement of assets at the Baltimore facility. See Note 10 for related information on the Baltimore shutdown.

Note 8: Asset Retirement Obligations

As of September 30, 2008, the balance of our asset retirement obligations was $4.2 million. This amount decreased approximately $10.9 million from December 31, 2007 primarily due to payments against the reserve related to the Baltimore phase out. A more complete description of our asset retirement obligations can be found in Note 2 to our 2007 consolidated financial statements in our 2007 10-K.

Note 9: In-process Research and Development

Proprietary Fungicide Agreement

In the first quarter of 2007, our Agricultural Products segment acquired rights from a third-party company to develop their proprietary fungicide. In acquiring those rights, we paid $1.0 million. This fungicide project was terminated by the Company during the second quarter of 2008.

Collaboration and License Agreement

In the third quarter of 2007, our Agricultural Products segment entered into a collaboration and license agreement with a third-party company for the purpose of obtaining certain technology and intellectual property rights. We accrued an initial $1.0 million upon entering into this agreement. During the third quarter of 2008, we extended our rights under this agreement for $1.0 million.

The above amounts for both agreements have been included as charges to “In process research and development” in the condensed consolidated statements of operations totaling $1.0 million for the three and nine months ended September 30, 2008 and $1.0 million and $2.0 million for the three and nine months ended September 30, 2007, respectively.

Note 10: Restructuring and other charges (income)

Three and Nine Months Ended September 30, 2008

Princeton Property Sale

On March 18, 2008, we completed the sale of our 158-acre Princeton research center to the Princeton HealthCare System. Gross proceeds from the sale were $62.5 million and net proceeds after offsets, commissions and fees totaled approximately $60 million. The gain on the sale was $29.6 million and is included in “Restructuring and other charges (income)” in the condensed consolidated statements of operations for the nine months ended September 30, 2008. The gain on sale was reduced by the sale-leaseback deferral described below.

We entered into a sale-leaseback as part of the sale under which certain of the buildings sold to the Princeton HealthCare System were leased back to us for a period up to approximately three years. The leaseback was accounted for as an operating lease and the present value of the lease payments was deferred as part of the gain on sale. We recorded a deferred gain on sale in the amount of $6.7 million. This is being recognized as a reduction of rent expense over the term of the lease. As of September 30, 2008, the remaining balance of the deferred gain is $5.2 million and is included in “Accrued and other liabilities” on the condensed consolidated balance sheets.

Sodium Sulfate Assets Sale

In February 2008, we completed the sale of Foret’s sodium sulfate assets. Foret is part of our Industrial Chemicals segment. We recognized a gain on sale of these assets of $3.6 million which is included in “Restructuring and other charges (income)” in the condensed consolidated statements of operations for the nine months ended September 30, 2008. A portion of the gain includes recognition of a $2.2 million gain related to foreign currency translation adjustment which was previously a component of “Accumulated other comprehensive income” on the condensed consolidated balance sheets. These assets were reported as long-lived assets held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” at December 31, 2007. These assets held for sale in the amount of $15.3 million were included in “Prepaid and other current assets” on our December 31, 2007 condensed consolidated balance sheets. Net proceeds from the transaction were $16.7 million.

The sodium sulfate co-generation facility was not part of the sale. We expect the sale of this asset to occur sometime in the fourth quarter of 2008. This asset is considered to be an asset held for sale and the amount of $3.5 million is included in “Prepaid and other current assets” on our September 30, 2008 condensed consolidated balance sheets.

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

We recorded charges totaling $0.6 million during the three months ended September 30, 2008. These charges consisted primarily of severance and employee benefits.

We recorded charges totaling $22.2 million during the nine months ended September 30, 2008. These charges consisted of (i) accelerated depreciation on fixed assets abandoned of approximately $19.6 million, (ii) severance and employee benefits of $1.3 million, and (iii) other shutdown charges of $1.3 million. As a result of the shutdown of the facility in the second quarter of 2008, we do not expect any remaining restructuring charges to be significant.

Jacksonville Phase Out

On May 7, 2008, we made the decision to phase out operations of our Jacksonville, Florida facility in our Agricultural Products segment by the third quarter of 2008. Our decision was consistent with our strategy to maintain globally cost-competitive manufacturing positions.

We recorded charges totaling $2.3 million during the three months ended September 30, 2008 which consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $2.1 million, and (ii) severance and employee benefits of $0.2 million.

We recorded charges totaling $4.9 million during the nine months ended September 30, 2008 which consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $4.0 million, and (ii) severance and employee benefits of $0.9 million.

Other Items

Additional restructuring and other charges (income) for the three months ended September 30, 2008 also included $2.7 million of severance costs due to workforce restructurings, of which $1.6 million related to our Agricultural Products segment, $0.8 million related to our Industrial Chemicals segment and $0.3 million related to our Specialty Chemicals segment. We recorded $4.2 million of asset abandonment charges, of which $0.6 million related to our Agricultural Products segment, $0.3 million related to our Industrial Chemicals segment and $3.3 million related to our Specialty Chemicals segment. Additionally, we recorded $0.5 million of other charges primarily related to our Industrial Chemicals segment and $4.3 million of charges relating to continuing environmental sites as a Corporate charge.

Additional restructuring and other charges (income) for the nine months ended September 30, 2008 also included $6.7 million of severance costs due to workforce restructurings, of which $3.4 million related to our Agricultural Products segment, $2.8 million related to our Industrial Chemicals segment and $0.5 million related to our Specialty Chemicals segment. We recorded $4.6 million of asset abandonment charges, of which $0.6 million related to our Agricultural Products segment, $0.7 million related to our Industrial Chemicals segment and $3.3 million related to our Specialty Chemicals segment. We also recorded $1.5 million of other charges, primarily related to our Industrial Chemicals segment. Additionally, we recorded $10.3 million of charges for the nine months ended September 30, 2008 relating to continuing environmental sites as a Corporate charge. Approximately $1.8 million of these continuing environmental charges was triggered as a result of the sale of our Princeton property discussed previously within this Note.

Three and Nine Months Ended September 30, 2007

Baltimore Phase Out

We recorded charges totaling $14.5 million during the three months ended September 30, 2007. These charges consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $13.1 million and (ii) severance and employee benefits of $1.4 million.

We recorded charges totaling $89.7 million during the nine months ended September 30, 2007. These charges consisted of (i) plant and equipment charges and accelerated depreciation on fixed assets to be abandoned of approximately $84.1 million and (ii) severance and employee benefits of $5.6 million.

Abandonment of Foret Co-Generation Facility

In the second quarter of 2007, we committed to the abandonment of a Foret co-generation facility and recorded an impairment charge of $7.9 million. This facility, which is part of our Industrial Chemicals segment, produced electric power and thermal energy by co-generation for use at one of Foret’s production properties. Historically, excess electricity produced from this facility was sold into the Spanish market. We own 75% of this co-generation facility and have recorded minority interest associated with this charge of $1.4 million as part of “Minority interests” in the condensed consolidated statements of operations for the nine months ended September 30, 2007.

During the third quarter of 2007, we committed to the abandonment of certain fixed assets at various Foret facilities and recorded impairment charges of $4.0 million.

Solutia Legal Settlement

We reached an agreement to settle all claims relating to the Solutia litigation in return for a payment of $22.5 million. This litigation is associated with our Industrial Chemicals business. This amount has been reflected in “Restructuring and other charges (income)” in our condensed consolidated statements of operations for the nine months ended September 30, 2007.

Other Items

Additional restructuring and other charges (income) for the three months ended September 30, 2007 included $2.7 million of severance costs due to workforce restructuring, of which $1.4 million related to our Industrial Chemicals segment and $1.3 million related to our Agricultural Products segment. We recorded $0.8 million of other charges primarily related to our Industrial Chemicals segment. Additionally, we recorded $1.0 million relating to continuing environmental sites as a Corporate charge.

Additional restructuring and other charges (income) for the nine months ended September 30, 2007 included $5.0 million of severance costs due to workforce restructurings, of which $3.7 million related to our Industrial Chemicals segment and $1.3 million related to our Agricultural Products segment. We also recorded $1.1 million of asset abandonment charges and $2.3 million of other charges primarily related to our Industrial Chemicals segment. We recorded $6.2 million relating to continuing environmental sites as a Corporate charge. We also recorded $1.3 million of charges in our Specialty Chemicals segment related to an agreement to settle state court cases alleging violations of antitrust law involving MCC, as discussed in Note 19.

Rollforward of Restructuring and Other Reserves

Restructuring spending during the nine months ended September 30, 2008 was primarily severance payments for previously announced workforce reductions. The following table shows a rollforward of restructuring and other reserves for the first nine months of 2008 and the related spending and other changes:

(in Millions)	Total (1)
Balance at 12/31/2007	$12.1
Increase in reserves (1)	10.3
Cash payments	(14.2)

Balance at 9/30/2008 (2)	$8.2

(1)	Primarily severance costs related to workforce reductions and facility shutdowns. The impairment charges noted above impacted our property, plant and equipment balances and are not included in the above table. Additionally, the deferred gain associated with the Princeton property sale is not included in the above table.
(2)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.

Note 11: Debt

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	September 30, 2008	December 31, 2007
Short-term debt	$33.6	$47.9
Current portion of long-term debt	0.3	77.7

Total debt maturing within one year	$33.9	$125.6

Short-term debt consisted of foreign credit lines at September 30, 2008 and December 31, 2007. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Long-term debt:

Long-term debt consists of the following:

(Dollars in Millions)	September 30, 2008
	Interest Rate Percentage	Maturity Date	September 30, 2008	December 31, 2007
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	1.65-10.00%	2009-2035	$190.7	$202.8
Debentures (less unamortized discounts of $0.1 million and $0.1 million, respectively)	7.75%	2011	45.4	45.3
Medium-term notes	7.00%	2008	—	77.5
European credit agreement	5.33-5.64%	2010	153.4	171.7
Domestic credit agreement	2.84-5.00%	2012	152.9	—

Total debt			542.4	497.3
Less: debt maturing within one year			0.3	77.7

Total long-term debt			$542.1	$419.6

At September 30, 2008, we had $153.4 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to $171.7 million at December 31, 2007. Available funds under this facility were $156.3 million and $147.1 million at September 30, 2008 and December 31, 2007, respectively.

We had $152.9 million of borrowings under our Domestic Credit Agreement at September 30, 2008 compared to no borrowings at December 31, 2007. Letters of credit outstanding under the Domestic Credit Agreement totaled $142.6 million and $146.9 million at September 30, 2008 and December 31, 2007, respectively. As such, available funds under the Domestic Credit Agreement were $304.5 million and $453.1 million at September 30, 2008 and December 31, 2007, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at September 30, 2008.

A more complete description of our credit agreements are included in Note 11 to our 2007 consolidated financial statements in our 2007 10-K.

Note 12: Discontinued Operations

Our results of discontinued operations comprised the following:

(in Millions)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Income/(Expense)
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax expense of $0.1 million and $0.2 million and $0.1 million and $0.5 million for the three and nine months ended September 30, 2008 and 2007, respectively)	$0.2	$0.3	$0.5	$1.0

Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations (net of income tax benefit of $3.8 million and $12.7 million and $2.8 million and $12.3 million for the three and nine months ended September 30, 2008 and 2007, respectively)	(6.1)	(4.6)	(20.6)	(20.3)

Discontinued operations, net of income taxes	$(5.9)	$(4.3)	$(20.1)	$(19.3)

2008

During the three and nine months ended September 30, 2008, we recorded a $9.9 million ($6.1 million after-tax) charge and a $33.3 million ($20.6 million after-tax) charge, respectively, to discontinued operations related to environmental issues and legal reserves and expenses. Environmental charges of $5.0 million ($3.1 million after-tax) and $15.2 million ($9.4 million after-tax) for the three and nine months ended September 30, 2008, respectively, related to a provision to increase our reserves for environmental issues primarily at our Front Royal and Middleport sites as well as for operating and maintenance activities. We also recorded increases to legal reserves and expenses in the amount of $4.9 million ($3.0 million after-tax) and $18.1 million ($11.2 million after-tax) for the three and nine months ended September 30, 2008, respectively. (See a rollforward of our environmental reserves in Note 13.)

At September 30, 2008 and December 31, 2007, substantially all other discontinued operations reserves recorded on our condensed consolidated balance sheets were related to other post-retirement benefit liabilities, self-insurance and other long-term obligations associated with operations discontinued between 1976 and 2001.

2007

During the three and nine months ended September 30, 2007, we recorded a $7.4 million ($4.6 million after-tax) and a $32.6 million ($20.3 million after-tax) charge, respectively, to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $2.3 million ($1.4 million after-tax) and $18.2 million ($11.4 million after-tax) related primarily to a provision to increase our reserves for environmental issues at our Middleport and Modesto sites. We also recorded increases to legal reserves and expenses in the amount of $5.1 million ($3.2 million after-tax) and $14.4 million ($8.9 million after tax) for the three and nine months ended September 30, 2007, respectively.

Note 13: Environmental Obligations

We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $193.6 million and $188.6 million, excluding recoveries, have been provided at September 30, 2008 and December 31, 2007, respectively.

At September 30, 2008 and December 31, 2007, expected recoveries were $48.0 million and $35.4 million, respectively, with the majority at each date relating to existing contractual arrangements with U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” balance totaling $23.5 million and $18.8 million at September 30, 2008 and December 31, 2007, respectively, or as “Other assets” totaling $24.5 million and $16.6 million at both September 30, 2008 and December 31, 2007, respectively, in the condensed consolidated balance sheets. Cash recoveries recorded as realized claims against third parties were $2.0 million in the first nine months of 2008. Total cash recoveries recorded for the year ended December 31, 2007 were $6.1 million.

The long-term portion of environmental reserves, net of recoveries, totaling $164.7 million and $160.1 million at September 30, 2008 and December 31, 2007, respectively, is included in “Environmental liabilities, continuing and discontinued”. The short-term portion of continuing obligations is recorded as “Accrued and other liabilities”.

We have estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by approximately $75 million at September 30, 2008. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. However, we believe any such liability arising from potential environmental obligations is not likely to have a materially adverse effect on our liquidity or financial condition and may be satisfied over the next twenty years or longer.

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2007 to September 30, 2008:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2007	$169.8

Provision	$34.3
Spending, net of recoveries	(34.0)

Net Change	0.3

Total environmental reserves, net of recoveries at September 30, 2008	$170.1

Environmental reserves, current, net of recoveries (1)	$5.4
Environmental reserves, long-term continuing and discontinued, net of recoveries	164.7

Total environmental reserves, net of recoveries at September 30, 2008	$170.1

(1)	“Current” includes only those reserves related to continuing operations.

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 12 to our 2007 consolidated financial statements in our 2007 10-K.

Note 14: Earnings Per Share

Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) consider the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were no potential common shares excluded from Diluted EPS for the three and nine months ended September 30, 2008 and September 30, 2007.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions Except Share and Per Share Data)	Three months Ended September 30,		Nine months Ended September 30,
	2008	2007	2008	2007
Earnings (loss):
Income from continuing operations	$85.9	$41.4	$278.4	$110.8
Discontinued operations, net of income taxes	(5.9)	(4.3)	(20.1)	(19.3)

Net income	$80.0	$37.1	$258.3	$91.5

Basic earnings (loss) per common share
Continuing operations	$1.16	$0.55	$3.75	$1.47
Discontinued operations	(0.08)	(0.06)	(0.27)	(0.26)

Net income	$1.08	$0.49	$3.48	$1.21

Diluted earnings (loss) per common share
Continuing operations	$1.13	$0.54	$3.65	$1.42
Discontinued operations	(0.08)	(0.06)	(0.26)	(0.24)

Net income	$1.05	$0.48	$3.39	$1.18

Shares (in thousands):
Weighted average number of shares of common stock outstanding – Basic	73,955	75,210	74,221	75,589
Weighted average additional shares assuming conversion of potential common shares	2,059	2,118	2,096	2,190

Shares – diluted basis	76,014	77,328	76,317	77,779

Note 15: Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income for the three and nine months ended September 30, 2008 and 2007 consisted of the following:

(in Millions)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income	$80.0	$37.1	$258.3	$91.5
Foreign currency translation adjustment	(49.5)	13.6	(29.6)	23.6
Net deferral of hedging gains/(losses) and other	(27.0)	1.1	(10.0)	8.2
Net realized actuarial gains/(losses) and prior service (cost) credits	0.7	0.6	(1.2)	1.6

Comprehensive income	$4.2	$52.4	$217.5	$124.9

Note 16: Stockholders’ Equity

Dividends and Share Repurchases

On October 16, 2008, we paid dividends aggregating $9.3 million to our stockholders of record as of September 30, 2008. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of September 30, 2008. For the nine months ended September 30, 2008 and September 30, 2007, we paid $25.1 million and $21.8 million in dividends, respectively. On April 22, 2008, our Board of Directors approved a quarterly cash dividend of $0.125 per share. This represents an increase of $0.02 above our previous rate of $0.105 per share.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the nine months ended September 30, 2008, we repurchased 1,947,520 of our shares at an aggregate cost of $125.0 million under the current authorization. As of September 30, 2008, we had authorization of $35.0 million remaining under the program, and we have continued to make purchases subsequent to September 30, 2008. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans. At its regularly scheduled meeting on October 24, 2008, the Board of Directors authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over a two-year period.

Note 17: Pensions and Other Postretirement Benefits

The following table summarizes the components of net annual benefit cost (income) for the three and nine months ended September 30, 2008 and 2007:

(in Millions)	Three months ended September 30,				Nine months ended September 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
Components of net annual benefit cost:
Service cost	$4.7	$4.3	$—	$0.1	$13.7	$14.2	$0.2	$0.2
Interest cost	15.8	14.3	0.6	0.7	46.3	42.6	2.0	2.1
Expected return on plan assets	(19.6)	(18.4)	—	—	(58.6)	(53.9)	—	—
Amortization of transition assets	(0.1)	—	—	—	(0.1)	—	—	—
Amortization of prior service cost	0.2	0.4	(0.3)	(0.4)	0.8	1.2	(1.0)	(1.0)
Recognized net actuarial (gain) loss	0.9	1.4	(0.2)	(0.2)	2.3	3.8	(0.6)	(0.6)

Net periodic benefit cost from continuing operations	$1.9	$2.0	$0.1	$0.2	$4.4	$7.9	$0.6	$0.7

During the nine months ended September 30, 2008, we made voluntary cash contributions to our U.S. defined benefit pension plan (the “Plan”) of $30 million. The amount of contributions necessary or desirable to be made to the Plan for 2009 cannot be determined until actuarial analysis based on the plan’s year-end valuation at December 31, 2008 has been completed. A continuation of the volatility of interest rates and negative equity returns under current market conditions may result in greater contributions to the Plan in the future.

Note 18: Income Taxes

Income tax expense was $23.3 million resulting in an effective tax rate of 21.3% for the three months ended September 30, 2008 compared to expense of $14.5 million resulting in an effective tax rate of 25.9% for the three months ended September 30, 2007. The change in the effective tax rate is primarily a result of a $10.4 million benefit to adjust our reserve for unrecognized tax benefits due to favorable conclusions to tax audits. The effective tax rate was also impacted by a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S. The mix of domestic income was impacted by significantly lower Baltimore restructuring charges incurred during 2008 compared to 2007.

Income tax expense was $108.0 million resulting in an effective tax rate of 28.0% for the nine months ended September 30, 2008 compared to expense of $26.8 million resulting in an effective tax rate of 19.5% for the nine months ended September 30, 2007. The change in the effective tax rate is primarily a result of a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S. The mix of domestic income was impacted by significantly lower Baltimore restructuring charges incurred during 2008 compared to 2007.

Note 19: Guarantees, Commitments, and Contingencies

We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

Guarantees and Other Commitments

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at September 30, 2008:

(in Millions)	September 30, 2008
Guarantees:
- FMC Technologies, Inc. performance guarantees	$1.6
- Guarantees of vendor financing	21.1
- Foreign equity method investment debt guarantees	8.7

Total	$31.4

Other Commitments

We guarantee the performance by FMC Technologies, Inc. (“Technologies”) of a debt instrument outstanding in the principal amount of $1.6 million as of September 30, 2008 and December 31, 2007.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $21.1 million and $29.7 million at September 30, 2008 and December 31, 2007, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of September 30, 2008, these guarantees had maximum potential payments of $8.7 million, compared to $6.9 million at December 31, 2007.

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

We spun off FMC Technologies, Inc. (“Technologies”) in 2001. At this time, we entered into a tax sharing agreement wherein each company is obligated for those taxes associated with its respective business, generally determined as if each company filed its own consolidated, combined or unitary tax returns for any period where Technologies is included in the consolidated, combined or unitary tax return of us or our subsidiaries. The statute of limitations for the 2001 U.S. federal income tax year has now closed and no questions regarding the spin-off were raised during the IRS audit for 2000-2001, therefore any liability for taxes if the spin-off of Technologies were not tax free due to an action taken by Technologies has been favorably concluded. The tax sharing agreement continues to be in force with respect to certain items, which we do not believe would have a material effect on our financial condition or results of operations.

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of operations for the year ended December 31, 2006. This expense was included as a component of restructuring and other charges. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a rate, which as of September 30, 2008, was 4.1 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At September 30, 2008, the amount of the letter of credit was €27.1 million (U.S. $38.1 million).

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

In connection with these two matters, in February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class in January 2007, which the defendants have appealed. No decision has been rendered by the appellate court and the District Court has stayed the action pending a ruling. In early summer 2007, co-defendant Degussa agreed to a settlement in the federal cases in the amount of $21 million which was approved by the Court. Two other co-defendants, Akzo Nobel and Kemira, later reached settlements in the amount of $23.4 million and $5.0 million respectively, which were approved by the Court. In April of 2008, Solvay reached a settlement of $46.0 million which has also been approved by the Court. Due to a most favored nations clause in the Akzo settlement, the class is required to refund approximately $8 million to Akzo. A group of fourteen companies (predominantly paper producers) has opted out of certain of these settlements. Seven of those fourteen have filed suit against FMC and Foret in the United States District Court for the Eastern District of Pennsylvania. This case has been assigned to the same judge as the class action. Two other opt out cases have been pending for some time against FMC and other hydrogen peroxide producers, and in August of 2008, Foret was added as a defendant to one of these cases. Certain of the defendants in the class action have settled opt out claims for undisclosed amounts. All of the opt out cases have been stayed along with the class action. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. A motion for class certification is pending.

Another antitrust class action previously brought in Federal Court in the Eastern District of Pennsylvania alleging violations of antitrust laws involving our microcrystalline cellulose product was settled for $25.0 million, the same amount paid by our codefendant Asahi Kasei Corporation. The Court approved this settlement in November 2006. The claims of plaintiffs who opted out of the class settlement were also settled late in 2006 for $0.7 million. The above amounts for 2006 have been reflected in

“Restructuring and other charges” in our consolidated statement of income for the year ended December 31, 2006. The parties have also reached an agreement to settle a related state court case pending in California, for a total for $2.5 million, with the Company and Asahi Kasei each contributing $1.25 million. This settlement was approved by the California state court in November 2007. A third related state court case remains pending against FMC in Tennessee, although the parties have reached an agreement to settle the case for $0.5 million. This settlement has received preliminary approval by the Tennessee state court. The above amounts for 2007 have been reflected in “Restructuring and other charges” in our consolidated statement of income for the year ended December 31, 2007 of which $1.3 million has been included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2007.

We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Based on information currently available and established reserves the ultimate resolution of our known contingencies, including the matters described in this Note 19, is not expected to have a material adverse effect on our consolidated financial position or liquidity. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 20: Segment Information

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue
Agricultural Products	$263.8	$192.7	$817.9	$660.2
Specialty Chemicals	198.0	164.8	574.2	498.5
Industrial Chemicals	359.6	269.9	988.9	802.6
Eliminations	(0.6)	(0.8)	(3.4)	(2.7)

Total	$820.8	$626.6	$2,377.6	$1,958.6

Income (loss) from continuing operations before income taxes
Agricultural Products	$44.1	$39.2	$211.5	$175.1
Specialty Chemicals	35.9	33.5	116.9	108.6
Industrial Chemicals	67.3	24.6	148.1	63.7
Eliminations	0.2	—	(0.1)	—

Segment operating profit	147.5	97.3	476.4	347.4
Corporate	(12.5)	(12.0)	(37.4)	(39.5)
Other income (expense), net	(1.7)	(2.6)	(9.1)	(8.9)

Operating profit before the items listed below	133.3	82.7	429.9	299.0
Restructuring and other income/(charges), net (1)	(15.6)	(16.9)	(18.0)	(132.1)
In-process research and development (2)	(1.0)	(1.0)	(1.0)	(2.0)
Loss of extinguishment of debt (3)	—	(0.3)	—	(0.3)
Interest expense, net	(7.5)	(8.6)	(24.5)	(27.0)

Total	$109.2	$55.9	$386.4	$137.6

(1)	See Note 10 for details of restructuring and other charges (income). Amounts for the three months ended September 30, 2008 related to Agricultural Products ($5.1 million), Industrial Chemicals ($1.6 million), Specialty Chemicals ($4.6 million) and Corporate ($4.3 million). Amounts for the three months ended September 30, 2007 related to Agricultural Products ($15.9 million), Industrial Chemicals ($6.0 million), Specialty Chemicals ($0.1 million) and Corporate ($5.1 million-gain).

Amounts for the nine months ended September 30, 2008 related to Agricultural Products ($31.3 million), Industrial Chemicals ($1.0 million), Specialty Chemicals ($4.9 million) and Corporate ($19.2 million-gain). Amounts for the nine months ended September 30, 2007 related to Agricultural Products ($91.3 million), Industrial Chemicals ($38.8 million), Specialty Chemicals ($1.9 million) and Corporate ($0.1 million).

In 2008, in addition to the line item “Restructuring and other charges (income)” as presented in the consolidated statements of income this line item in the above reconciliation includes the following:

•

A $1.0 million charge related to amortization of the inventory step-up resulting from purchase accounting associated with acquisitions that closed in the third quarter of 2008 in our Specialty Chemicals segment. In purchase accounting, inventory is stepped up from its cost value to estimated selling prices less costs to sell. On the condensed consolidated statements of operations this charge is included in “Cost of sales and services” for the three and nine months ended September 30, 2008.

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

•

Minority interest of $1.4 million associated with our decision to abandon the co-generation facility at Foret during the second quarter of 2007. This amount is shown in “Minority interests” on the condensed consolidated statements of operations for the nine months ended September 30, 2007.

•

A non-cash gain of $6.1 million related to an adjustment to our last in, first out (LIFO) inventory reserves as a result of a correction in determining our initial LIFO inventory base year. This gain was recorded to “Costs of sales and services” for the three and nine months ended September 30, 2007 in the condensed consolidated statements of operations.

(2)	See Note 9 for details on In-process research and development.

(3)	Amount for the three and nine months ended September 30, 2007 represents loss on the early extinguishment of debt related to the Domestic credit agreement which replaced the 2005 credit agreement. The loss represents the write-off of deferred financing fees associated with our previous credit agreements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We had good performance across all of our business segments for the three and nine months ended September 30, 2008. Third quarter revenue increased 31 percent and revenue for the nine months ended September 30, 2008 increased 21 percent compared to the prior year respective periods. Agricultural Products, Specialty Chemicals and Industrial Chemicals’ segment operating profit increased 13 percent, 7 percent and 174 percent for the three months ended September 30, 2008, respectively and increased 21 percent, 8 percent and 133 percent for the nine months ended September 30, 2008, respectively compared to the prior respective periods. We continue to be impacted by increases to raw material costs across all of our businesses and, to a lesser extent, higher energy costs.

Our segment results for the three and nine months ended September 30, 2008 were impacted by the following:

•

Agricultural Products’ segment operating profits increased significantly driven by higher sales in all regions and across all product lines as well as continued global supply chain productivity improvements, partially offset by higher raw material costs, spending on growth initiatives and unfavorable currency translation adjustments.

•

Specialty Chemicals’ segment operating profits were driven by higher volumes and pricing in BioPolymer and lithium, largely offset by increases in raw material and energy costs and higher export taxes.

•

Industrial Chemicals’ segment operating profits increased significantly as a result of higher selling prices and volumes, across the segment, particularly in soda ash and phosphates, coupled with favorable currency adjustments and improved power market conditions in Spain, where Foret operates electricity cogeneration facilities and sells excess electricity into the Spanish electrical grid. These increases more than offset higher raw material costs.

Included in our net income were various restructuring and other income and charges. There was a significant decrease in restructuring and other income and charges for the three and nine months ended September 30, 2008 compared to the prior respective periods as a result of the gains on the Princeton and Foret asset sales described below and due to reduced charges related to the phase out of operations at our Baltimore, Maryland agricultural chemicals facility. The Baltimore facility, which is part of our Agricultural Products segment, was closed in the second quarter of 2008. The announcement to phase out the facility was made in the second quarter of 2007.

On March 18, 2008, we completed the sale of our 158-acre Princeton research center to the Princeton HealthCare System. Gross proceeds from the sale were $62.5 million and net proceeds after offsets, commissions and fees totaled approximately $60 million. The gain on the sale was $29.6 million which is included in “Restructuring and other charges (income)” in the condensed consolidated statements of operations for the nine months ended September 30, 2008.

In February 2008, we completed the sale of Foret’s sodium sulfate assets. Foret is part of our Industrial Chemicals segment. We recognized a gain on the sale of these assets of $3.6 million which is included in “Restructuring and other charges (income)” in the condensed consolidated statements of operations for the nine months ended September 30, 2008. A portion of the gain includes recognition of a $2.2 million gain related to cumulative translation adjustment. Net proceeds from the transaction were $16.7 million.

In August 2008, we acquired the hydrocolloids ingredients business of International Specialty Products (ISP). This acquisition is intended to strengthen our position in hydrocolloids and enhance service to the global customers in food, pharmaceutical and specialty industries. Under the agreement, we acquired ISP’s alginates and food blends business (other than ISP’s Germinal blending business based in Brazil), including ISP’s Girvan, Scotland, manufacturing facility and employees. The results of operations of the ISP business are included in the Specialty Chemicals segment beginning on the acquisition date of August 18, 2008.

In September 2008, we entered into an agreement with CoLiving Food Ingredients (CoLiving) based in Guangzhou, China. As part of the agreement, we acquired 100% of the shares of CoLiving British Virgin Islands (BVI). As part of the agreement, we acquired 100% of the shares of CoLiving International Company Limited (“BVI”). In acquiring the shares of BVI, we assumed a 75% ownership interest in Guangzhou CoLiving International Biology Technology Co., Ltd. (“CoLiving Biology”). We also purchased all of the business assets of Guangzhou CoLiving Co., Ltd. with the exception of the remaining minority interest in CoLiving Biology. We also purchased all of the business assets of CoLiving Trading, with the exception of the remaining minority interest in CoLiving International Biology. The acquisition is intended to enhance our position in supplying specialty hydrocolloid products and services to the rapidly growing food ingredient market in China. The results of operations of the CoLiving business are included in the Specialty Chemicals segment beginning on the acquisition date of September 27, 2008.

RESULTS OF OPERATIONS

Overview –

(in Millions, Except Per Share Data)	For the Three months Ended September 30,				For the Nine months Ended September 30,
	2008		2007		2008		2007
		Per Share Diluted		Per Share Diluted		Per Share Diluted		Per Share Diluted
Consolidated Revenue	$820.8		$626.6		$2,377.6		$1,958.6

Net income	$80.0	$1.05	$37.1	$0.48	$258.3	$3.39	$91.5	$1.18

Net income included the following after-tax (income) charges:
Restructuring and other charges / (income), net (1)	10.3	0.14	10.8	0.13	7.9	0.10	82.5	1.06
In-process research and development	0.6	0.01	0.6	0.01	0.6	0.01	1.2	0.02
Loss on extinguishment of debt	—	—	0.2	0.01	—	—	0.2	0.01
Tax adjustments	(11.2)	(0.15)	—	—	(11.2)	(0.15)	(0.2)	(0.01)
Discontinued operations	5.9	0.08	4.3	0.06	20.1	0.26	19.3	0.24

After-tax income from continuing operations excluding restructuring and other income and charges (2)	$85.6	$1.13	$53.0	$0.69	$275.7	$3.61	$194.5	$2.50

(1)	In 2008, in addition to the line item “Restructuring and other charges (income)” as presented in the condensed consolidated statements of operations this line item in the above reconciliation includes the following:

•

A $1.0 million ($0.7 million after-tax) charge related to amortization of the inventory step-up resulting from purchase accounting associated with acquisitions that closed in the third quarter of 2008 in our Specialty Chemicals segment. In purchase accounting, inventory is stepped up from its cost value to estimated selling prices less costs to sell. On the condensed consolidated statements of operations this charge is included in “Cost of sales and services” for the three and nine months ended September 30, 2008.

In 2007, in addition to the line item “Restructuring and other charges (income)” as presented in the condensed consolidated statements of operations this line item in the above reconciliation includes the following:

•

A gain of $0.4 million ($0.2 million after-tax) representing the difference between the carrying value of our remaining investment in the Astaris joint venture and cash received from the joint venture. This gain is included in “Equity in (earnings) loss of affiliates” in the condensed consolidated statement of operations for the nine months ended September 30, 2007. In 2005, Astaris sold substantially all of the assets of its businesses and the buyers also assumed certain of the liabilities of Astaris.

•

Minority interest of $1.4 million associated with our decision to abandon the co-generation facility at Foret during the second quarter of 2007. This amount is shown in “Minority interests” on the condensed consolidated statements of operations for the nine months ended September 30, 2007.

•

A non-cash gain of $6.1 million ($3.7 million after-tax) related to an adjustment to our last in, first out (LIFO) inventory reserves as a result of a correction in determining our initial LIFO inventory base year. This gain was recorded to “Costs of sales and services” for the three and nine months ended September 30, 2007 in the condensed consolidated statements of operations.

(2) We believe that the Non-GAAP financial measure “After-tax income from continuing operations, excluding restructuring and other income and charges,” and its presentation on a per-share basis, provide useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP. The after-tax charges (gains) included in net income presented in the chart above are discussed in the results of operations discussions below for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007.

See “Segment Results” for a detailed discussion of events affecting our results for the three and nine months ended September 30, 2008 and 2007.

CONSOLIDATED RESULTS – Three months ended September 30, 2008 compared to Three months ended September 30, 2007

In the discussion below, please refer to our condensed consolidated statement of operations and our segment information from Note 20 included in Item I of this Form 10-Q as well as the after-tax charges included in net income in the above table. All comparisons are between the periods unless otherwise noted.

Revenue for the three months ended September 30, 2008 was $820.8 million, an increase of 31.0 percent compared to the $626.6 million recorded in the prior year. This increase is due to increased sales in all of our segments which are discussed separately below.

In-process research and development was $1.0 million ($0.6 million after-tax) for the three months ended September 30, 2008 as compared to $1.0 million ($0.6 million after-tax) for the three months ended September 30, 2007. In-process research and development in the three months ended September 30, 2008 was a result of our Agricultural Products segment extending their rights associated with the collaboration and license agreement. In the three months ended September 30, 2007 we acquired the original rights under this agreement for $1.0 million.

Restructuring and other charges (income) totaled $14.6 million ($9.6 million after-tax) in the third quarter of 2008 primarily as a result of the following:

•

A $0.6 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Baltimore, Maryland agricultural chemicals facility. The charge consisted primarily of severance and employee benefits. We ceased production at this facility in the second quarter of 2008.

•

A $2.3 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Jacksonville, Florida facility. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $2.1 million, and (ii) severance and employee benefits of $0.2 million.

•

Severance costs due to workforce restructurings of $2.7 million, of which $1.6 million related to our Agricultural Products segment, $0.8 million related to our Specialty Chemicals segment and $0.3 million related to our Industrial Chemicals segment.

•

Asset abandonment charges of $4.2 million, of which $0.6 million related to our Agricultural Products segment, $0.3 million related to our Industrial Chemicals segment and $3.3 million related to our Specialty Chemicals segment.

•

Additionally, we recorded $0.5 million of other charges primarily related to our Industrial Chemicals segment and $4.3 million of charges relating to continuing environmental sites as a Corporate charge.

Restructuring and other charges (income) totaled $23.0 million ($14.5 million after-tax) in the three months ended September 30, 2007 primarily as a result of a $14.5 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Baltimore, Maryland agricultural chemicals facility and asset abandonment charges of $4.0 million at various facilities at Foret which is part of our Industrial Chemicals business.

Remaining charges in the third quarter of 2007 primarily included $2.7 million of severance costs due to workforce restructuring, of which $1.4 million related to our Industrial Chemicals segment and $1.3 million related to our Agricultural Products segment. Additionally, charges of $1.8 million were incurred primarily consisting of $1.0 million of charges related to continuing environmental sites which is a Corporate charge and $0.8 million of other charges primarily related to our Industrial Chemicals segment

Equity in (earnings) loss of affiliate was $2.3 million of earnings in the third quarter of 2008 as compared to a loss of $0.4 million of earnings in the prior year period. The change was attributable to higher earnings at one of our equity method investments in our Industrial Chemicals segment during the third quarter of 2008.

Interest expense, net for the third quarter of 2008 was $7.5 million, compared to $8.6 million for the third quarter of 2007. This decrease was due to reduced long term debt balances in the third quarter of 2008 as compared to the same period in the prior year.

Loss on extinguishment of debt was $0.3 million in the third quarter of 2007 representing losses related to the write-off of certain deferred financing fees related to the our previous credit agreement which was replaced in the third quarter of 2007 with the new Domestic Credit Agreement. We did not incur any comparable charge in the third quarter of 2008.

Provision for income taxes was a provision of $23.3 million for the third quarter of 2008 compared to a provision of $14.5 million for the prior period resulting in effective tax rates of 21.3% and 25.9%, respectively. The change in the effective tax rate is primarily a result of a $10.4 million benefit to adjust our reserve for unrecognized tax benefits due to favorable conclusions to tax audits. The effective tax rate was also impacted by a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S. The mix of domestic income was impacted by significantly lower Baltimore restructuring charges incurred during 2008 compared to 2007.

Discontinued operations, net of income taxes totaled a loss of $5.9 million for the three months ended September 30, 2008 compared to a loss of $4.3 million for the three months ended September 30, 2007. The loss for the three months ended September 30, 2008 is primarily the result of environmental charges associated with our Front Royal site and charges for legal reserves and expenses related to discontinued operations.

The loss for the three months ended September 30, 2007 is primarily the result of environmental charges and charges for legal reserves and expenses related to discontinued operations.

Net Income increased to $80.0 million for the three months ended September 30, 2008 from $37.1 million for the three months ended September 30, 2007. The increase was primarily due to higher profits in all three of our segments and reduced restructuring and other charges (income).

Other Financial Data

The following line items from our segment profit and loss statement are used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2007 consolidated financial statements on our 2007 10-K).

Corporate expenses were $12.5 million in third quarter of 2008 compared to $12.0 million in the third quarter of 2007. This increase was primarily due to higher incentive compensation expenses.

Other Income (Expense), Net was $1.7 million of expense in the third quarter of 2008, compared to $2.6 million of expense in the same period of 2007. This decrease was primarily due to the mark to market impact of our deferred compensation liability (See Note 5 for discussion on this deferred compensation arrangement.) partially offset by a charge related to LIFO inventory reserves.

SEGMENT RESULTS – Three months ended September 30, 2008 compared to Three months ended September 30, 2007

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relate to our businesses at the segment level is discussed in Note 20 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2007 consolidated financial statements in our 2007 10-K.

Agricultural Products

(Dollars in Millions)	Three Months Ended September 30,		Increase/(Decrease)
	2008	2007	$	%
Revenue	$263.8	$192.7	$71.1	36.9
Operating Profit	44.1	39.2	4.9	12.5

Sales of $263.8 million increased approximately 37 percent versus the prior-year quarter, as increases were realized in most regions particularly Latin America. In Latin America, which is mostly Brazil, sales increased significantly reflecting a strong start to the 2008/2009 crop season, buoyant market conditions, the impact of price increases and growth in planted areas for our key crops. In Europe, sales benefitted from good market conditions, growth in several of our newer products and favorable currency impacts. In North America, sales were higher as a result of growth from new product introductions.

Agricultural Products’ operating profit of $44.1 million was approximately 13 percent higher than the year-ago quarter, as a result of higher sales, which more than offset higher raw material costs, spending on growth initiatives and unfavorable currency adjustments.

Specialty Chemicals

(Dollars in Millions)	Three Months Ended September 30,		Increase/(Decrease)
	2008	2007	$	%
Revenue	$198.0	$164.8	$33.2	20.1
Operating Profit	35.9	33.5	2.4	7.2

Revenue in Specialty Chemicals was $198.0 million, an increase of approximately 20 percent versus the prior-year quarter driven by higher selling prices and volume growth in BioPolymer. BioPolymer achieved sales growth in all business areas, even without the benefit of the two acquisitions that closed in the quarter. In lithium, increased volumes in primary compounds and in the pharmaceutical market drove sales increases.

Segment operating profit of $35.9 million increased approximately 7 percent versus the year ago quarter due to the higher sales, largely offset by increased costs for raw materials, energy and export taxes. BioPolymer earnings increased, driven by the sales gains, continued productivity improvements and reduced selling expenses, partially offset by higher raw material costs, particularly for wood pulp and seaweed and higher energy costs. In lithium, earnings were slightly lower than the prior year quarter due to higher raw material costs and export taxes in Argentina, implemented in December 2007.

Industrial Chemicals

(Dollars in Millions)	Three Months Ended September 30,		Increase/(Decrease)
	2008	2007	$	%
Revenue	$359.6	$269.9	$89.7	33.2
Operating Profit	67.3	24.6	42.7	173.6

Revenue in Industrial Chemicals was $359.6 million, an increase of approximately 33 percent versus the prior-year quarter, driven by higher selling prices, particularly in soda ash and phosphates, and volume growth across the segment.

Segment operating profit of $67.3 million more than doubled versus the year ago quarter as a result of higher sales, improved power market conditions in Spain and favorable currency translation adjustments partially offset by higher raw material costs. In soda ash, market conditions remain very tight, as all U.S. soda ash producers continue to operate at full capacity. Both our domestic and export soda ash operations continue to benefit from higher selling prices. In addition to price gains put in place at the beginning of the year, we are also realizing modest gains from recently announced increases at non-contract accounts. Soda ash operations are also benefiting from ongoing volume growth. Our North American Peroxygens operations realized higher selling prices in both our hydrogen peroxide and specialty peroxygens businesses. Foret continued to deliver significantly improved performance relative to a year ago. Higher prices, particularly in phosphates, favorable currency translation adjustments and improved power market conditions in Spain where Foret operates electricity co-generation facilities and sells excess electricity into the Spanish electrical grid more than offset higher raw material costs, especially phosphate rock.

CONSOLIDATED RESULTS – Nine months ended September 30, 2008 compared to Nine months ended September 30, 2007

Revenue for the nine months ended September 30, 2008 was $2,377.6 million, an increase of 21.4 percent compared to the $1,958.6 million recorded in the prior year. The increase was primarily due to increased sales across all of our segments, primarily Industrial Chemicals and Agricultural Products.

In-process research and development was $1.0 million ($0.6 million after-tax) for the nine months ended September 30, 2008 as compared to $2.0 million ($1.2 million after-tax) for the nine months ended September 30, 2007. In-process research and development in the nine months ended September 30, 2008 was a result of our Agricultural Products segment extending their rights associated with the collaboration and license agreement.

In-process research and development in the nine months ended September 30, 2007 was a result of our Agricultural Products segment acquiring the original rights under the collaboration and license agreement with a third-party company for the purpose of obtaining certain technology and intellectual property rights and acquiring the rights from a third-party company to develop their proprietary fungicide.

Restructuring and other charges (income) totaled 17.0 million ($7.2 million after-tax) in the nine months ended September 30, 2008 primarily as a result of the following:

•	A gain on the sale of the Princeton property of $29.6 million, completed on March 18, 2008.

•	A gain on the sale of Foret’s sodium sulfate assets of $3.6 million. Foret is part of our Industrial Chemicals segment.

•

A $22.2 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Baltimore, Maryland agricultural chemicals facility. These charges consisted of (i) accelerated depreciation on fixed assets abandoned of approximately $19.6 million, (ii) severance and employee benefits of $1.3 million, and (iii) other shutdown charges of $1.3 million. We ceased production at this facility in the second quarter of 2008.

•

A $4.9 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Jacksonville, Florida facility. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $4.0 million, and (ii) severance and employee benefits of $0.9 million.

•

Severance costs due to workforce restructurings of $6.7 million, of which $3.4 million related to our Agricultural Products segment, $0.5 million related to our Specialty Chemicals segment and $2.8 million related to our Industrial Chemicals segment.

•

Asset abandonment charges of $4.6 million, of which $0.6 million related to our Agricultural Products segment, $0.7 million related to our Industrial Chemicals segment and $3.3 million related to our Specialty Chemicals segment.

•	Additionally, we recorded $1.5 million of charges primarily related to our Industrial Chemicals segment and $10.3 million of charges relating to continuing environmental sites as a Corporate charge.

Restructuring and other charges (income) totaled $140.0 million ($87.8 million after-tax) in the nine months ended September 30, 2007 primarily as a result of a $89.7 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Baltimore, Maryland agricultural chemicals facility, the Solutia legal settlement of $22.5 million in our Industrial Chemicals segment and asset abandonment charges of $7.9 million at a co-generation facility at Foret which is part of our Industrial Chemicals business.

Remaining charges in the nine months ended September 30, 2007 primarily included $5.0 million of severance costs due to workforce restructuring, of which $3.7 million related to our Industrial Chemicals segment and $1.3 million related to our Agricultural Products segment. Additionally, we recorded $6.2 million of charges related to continuing environmental sites which is a Corporate charge and $1.3 million of charges related to the state court case settlements of microcrystalline cellulose product legal matters. We also recorded $5.1 million of asset abandonments charges and $2.3 million of other charges primarily related to the Industrial Chemicals segment

Equity in (earnings) loss of affiliates was earnings of $2.9 million in the first nine months of 2008 versus earnings of $2.3 million in the prior year period. The change was attributable to slightly higher earnings at one of our equity method investments in our Industrial Chemicals segment during the nine months of 2008. The nine months ended September 30, 2007 included a gain recorded at one of our equity method investments as a result of an insurance settlement.

Interest expense, net for the first nine months of 2008 decreased to $24.5 million compared to $27.0 million in the prior year period. The decrease was primarily due to reduced long term debt balances in the first nine months of 2008 as compared to the same period in the prior year.

Loss on extinguishment of debt was $0.3 million for the nine months ended September 30, 2007 which represented losses related to the write off of certain deferred financing fees related to our previous credit agreement which was replaced in the third quarter of 2007 with our new Domestic Credit Agreement. We did not incur any comparable charge in the nine months ended September 30, 2008.

Provision for income taxes was a provision of $108.0 million for the first nine months of 2008 compared to a provision of $26.8 million for the prior year period resulting in effective tax rates of 28.0% and 19.5%, respectively. The change in the effective tax rate is primarily a result of a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S. The mix of domestic income was impacted by significantly lower Baltimore restructuring charges incurred during 2008 compared to 2007.

Discontinued operations, net of income tax totaled a loss of $20.1 million for the nine months ended September 30, 2008 compared to a loss of $19.3 million for the nine months ended September 30, 2007. The loss for the nine months ended September 30, 2008 is primarily the result of environmental charges associated with our Front Royal and Middleport sites and charges for legal reserves and expenses related to discontinued operations.

The loss for the nine months ended September 30, 2007 is primarily related to environmental charges associated with our Middleport and Modesto sites and charges for legal reserves and expenses related to discontinued operations.

Net Income increased to $258.3 million for the nine months ended September 30, 2008 from $91.5 million for the prior period primarily due to higher profits in all three of our segments and significantly reduced restructuring and other charges (income).

Other Financial Data

The following line items from our segment profit and loss statement are used to reconcile segment operating profit to consolidated income (loss) from continuing operations before income taxes (see Note 19 to our 2007 consolidated financial statements on our 2007 10-K).

Corporate expenses were $37.4 million in the first nine months of 2008 compared to $39.5 million in the prior period due to reduced legal costs associated with the legal settlement with Solutia that occurred in 2007.

Other Income (Expense), Net was $9.1 million of expense in the first nine months of 2008, essentially flat with the $8.9 million in the same period of 2007.

SEGMENT RESULTS – Nine months ended September 30, 2008 compared to Nine months ended September 30, 2007

Segment operating profit is presented before taxes and restructuring and other charges. Information about how each of these items relate to our businesses at the segment level is discussed in Note 20 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2007 consolidated financial statements in our 2007 10-K.

Agricultural Products

(Dollars in Millions)	Nine months ended September 30,		Increase/(Decrease)
	2008	2007	$	%
Revenue	$817.9	$660.2	$157.7	23.9
Operating Profit	211.5	175.1	36.4	20.8

Sales of $817.9 million increased approximately 24 percent versus the prior year period. Sales gains were achieved in all regions and benefited from buoyant global agrochemical market conditions, increased plant acres in key crops and new product introductions. In Latin America, sales growth was driven by the strong agricultural economy in Brazil, increased planted acres in most key crops, as well as higher commodity prices. In Asia, the sales increase was also broad-based as sales gains were achieved in many countries, but were particularly strong in Australia, Indonesia, India and Pakistan due to buoyant markets and commodity prices. In Europe, growth was driven by new product introductions, growth in key high value crops, the strength of the Euro and the success of our market alliances in Western and Eastern Europe. Our North American operations benefitted from strong market conditions in many of our focus markets as well as growth from new products launched over the last several years.

Agricultural Products’ operating profit of $211.5 million was approximately 21 percent higher than the year-ago period, as a result of the higher sales and continued global supply chain productivity improvements, which more than offset higher raw material costs.

In 2008, full-year revenue growth of approximately 20 percent is expected as a result of a healthy global agricultural economy, increased planted acres of key crops and new product introductions. Full-year segment operating profits are expected to be up nearly 20 percent driven by the sales growth and further supply chain productivity improvements, partially offset by higher raw material costs.

In our Agricultural Products segment, several products are undergoing re-registration in the U.S. and/or a comparable regulatory review by EU governmental authorities. In August 2006, the U.S. Environmental Protection Agency issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide. The IRED proposes cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses while maintaining tolerances for imported commodities (bananas, coffee, rice and sugarcane). The EPA reiterated its proposal in January 2008 with the issuance of a draft Notice of Intent to Cancel. In February 2008, the EPA convened a Scientific Advisory Panel meeting to evaluate scientific issues relevant to the draft Notice of Intent to Cancel carbofuran. At this meeting, the EPA and FMC presented their views on the relevant scientific assessments of carbofuran. Separately, the US Department of Agriculture issued its comments on the draft cancellation notice, stating that carbofuran should continue to be registered. On July 24, 2008, the EPA published a proposal to revoke all carbofuran tolerances under the Federal Food Drug and Cosmetic Act in advance of any issuance of a final Notice of Intent to Cancel under the federal pesticide law. We have responded to that notice, expressing our strong disagreement with the EPA’s proposal to revoke tolerances and our belief that carbofuran residues on food do not pose a threat to human health. If the EPA chooses to revoke tolerances or issue a final Notice of Intent to Cancel which continues to eliminate all carbofuran uses, FMC plans to challenge such decision by requesting review by an administrative law judge. Meanwhile, FMC can continue to sell carbofuran in the United States at this time and through 2008. Should the EPA issue a final decision to revoke tolerances, the EPA will also decide on when the revocation will take effect. If tolerances are revoked immediately and we cannot obtain a stay of such decision, sales of carbofuran into the relevant crops will be negatively impacted. We do not expect a final EPA decision on the tolerance revocation proposal or a final Notice of Intent to Cancel before November 2008. The conclusion of any subsequent administrative hearing(s) might take as long as a year from the issuance of a final revocation order.

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

Specialty Chemicals

(Dollars in Millions)	Nine months ended September 30,		Increase/(Decrease)
	2008	2007	$	%
Revenue	$574.2	$498.5	$75.7	15.2
Operating Profit	116.9	108.6	8.3	7.6

Revenue in Specialty Chemicals was $574.2 million, an increase of approximately 15 percent versus the prior-year period, driven by strong commercial performance in BioPolymer and lithium specialties.

Segment operating profit of $116.9 million increased approximately 8 percent versus the year-earlier period as a result of the higher sales, partially offset by higher raw material and energy costs and export taxes in Argentina. In BioPolymer, the combination of strong commercial performance in pharmaceutical and food ingredients businesses and continued productivity improvements more than offset higher specialty wood pulp, seaweed and fuel oil costs. In pharmaceuticals, we benefited from continued growth in demand for oral tablet drugs. Sales in Europe and Asia and to generic drug manufacturers across all regions were strong for the first six months of 2008. In food ingredients, our performance was driven by higher selling prices and continued volume growth in Asia and Latin America, primarily in the dairy segment. In lithium, earnings growth was the result of higher prices and volume growth for specialty lithium compounds- particularly in the pharmaceutical market.

In 2008, full-year revenue growth of approximately 20 percent is expected as a result of higher volumes across the segment, higher selling prices in BioPolymer and the inclusion of the ISP and CoLiving acquisitions. Full-year segment operating profits are expected to be in the high single digits driven by strong commercial performance in BioPolymer, partially offset by increasing raw material and energy costs and higher export taxes in Argentina.

Industrial Chemicals

(Dollars in Millions)	Six months ended September 30,		Increase/(Decrease)
	2008	2007	$	%
Revenue	$988.9	$802.6	$186.3	23.2
Operating Profit	148.1	63.7	84.4	132.5

Revenue in Industrial Chemicals was $988.9 million, an increase of approximately 23 percent versus the prior-year period, driven by higher selling prices across the segment, particularly in soda ash and phosphates.

Segment operating profit of $148.1 million more than doubled versus the year-earlier period as the higher sales and improved power market conditions in Spain more than offset higher raw material costs. In soda ash, our domestic and export businesses benefitted from new contract terms put in place at the beginning of the year, as higher selling prices were the primary driver of earnings growth, aided by continued volume growth in the business. Our North American Peroxygens business realized higher selling prices and volume growth across both hydrogen peroxide and specialty peroxygens businesses. In Foret, higher prices, particularly in phosphates, hydrogen peroxide demand growth and improved power conditions were the primary drivers of the earnings increase, which more than offset higher raw material costs, especially phosphate rock.

In 2008, full-year revenue growth of approximately 20 percent is expected as a result of higher selling prices across all businesses, particularly in soda ash and phosphates, and volume growth across the segment. Full-year segment operating profits are expected to more than double as aggregate price and volume benefits more than offset higher raw material costs.

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

Loans under the facility bear interest at a floating rate, either a base rate as defined or the applicable euro currency rate for the relevant term plus an applicable margin. At September 30, 2008, the applicable euro currency margin was 0.35 percent, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At September 30, 2008, borrowing rates under our Domestic Credit Agreement ranged from 2.84 to 5.00 percent per annum.

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

Loans under the European Credit Agreement bear interest at a euro currency base rate, which for loans denominated in euros is the Euro InterBank Offered Rate, and for loans denominated in dollars is London Interbank Offered Rate (“LIBOR”) in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the credit rating assigned to our senior unsecured debt. At September 30, 2008, the applicable margin was 0.35 percent and the applicable borrowing rate under the European Credit Agreement ranged from 5.33 to 5.64 percent per annum.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). We were in compliance with all covenants at September 30, 2008.

At September 30, 2008, we had $153.4 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to $171.7 million at December 31, 2007. Available funds under this facility were $156.3 million and $147.1 million at September 30, 2008 and December 31, 2007, respectively.

We had $152.9 million of borrowings under our Domestic Credit Agreement at September 30, 2008 compared to no borrowings at December 31, 2007. Letters of credit outstanding under the Domestic Credit Agreement totaled $142.6 million and $146.9 million at September 30, 2008 and December 31, 2007, respectively. As such, available funds under the Domestic Credit Agreement were $304.5 million and $453.1 million at September 30, 2008 and December 31, 2007, respectively.

Cash and cash equivalents at September 30, 2008 and December 31, 2007 were $95.0 million and $75.5 million, respectively. At September 30, 2008, we had total debt of $576.0 million as compared to $545.2 million at December 31, 2007. This included $542.1 million and $419.6 million of long-term debt (excluding current portions of $0.3 million and $77.7 million) at September 30, 2008 and December 31, 2007, respectively. Short-term debt, which consists solely of foreign borrowings, decreased to $33.6 million at September 30, 2008 compared to $47.9 million at December 31, 2007.

Statement of Cash Flows

Cash provided by operating activities was $317.2 million for the nine months ended September 30, 2008 compared to $230.1 million for the nine months ended September 30, 2007. The increase in cash provided by operating activities reflected higher earnings from continuing operations and an increase in accounts payable partially offset by an increase in receivables, inventories and prepaid and other current assets balances.

Cash required by operating activities of discontinued operations was $37.8 million for the first nine months of 2008 compared to cash required of $29.6 million for the first nine months of 2007. This change was primarily due to increased environmental spending for discontinued sites in the nine months ended September 30, 2008.

Cash required by investing activities was $141.3 million for the nine months ended September 30, 2008 compared to cash required of $78.6 million for the nine months ended September 30, 2007. The change was driven primarily by our acquisition spending of $89.8 million and an increase in our capital expenditure spending primarily in our Industrial Chemicals segment partially offset by proceeds from the sale of the Princeton property of $59.4 million and the sale of sodium sulfate assets of $16.7 million.

Cash required by financing activities was $115.6 million for the first nine months of 2008 compared to $174.7 million for the first nine months of 2007. This change is due primarily to increased borrowings under our committed credit facilities partially offset by higher repayments of long term debt and repurchases of common stock.

During the first nine months of 2007, we contributed approximately 2,000 shares of treasury stock to our employee benefit plans having a cost of approximately $0.1 million which is considered a non-cash activity.

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

Projected 2008 spending includes approximately $40.0 million of environmental remediation spending. This spending does not include expected spending of approximately $20.0 million in 2008 on capital projects relating to environmental control facilities. Also, we expect to spend in the range of approximately $26 million to $27 million in 2008 for environmental compliance costs, which we will include as a component of cost of sales in our consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls above the foregoing projections.

On October 16, 2008, we paid dividends aggregating $9.3 million to our stockholders of record as of September 30, 2008. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of September 30, 2008. For the nine months ended September 30, 2008 and September 30, 2007, we paid $25.1 million and $21.8 million in dividends, respectively. On April 22, 2008, our Board of Directors approved a quarterly cash dividend of $0.125 per share. This represents an increase of $0.02 above our previous rate of $0.105 per share.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the nine months ended September 30, 2008, we repurchased 1,947,520 of our shares at an aggregate cost of $125.0 million under the current authorization. As of September 30, 2008, we had authorization of $35.0 million remaining under the program, and we have continued to make purchases subsequent to September 30, 2008. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans. At its regularly scheduled meeting on October 24, 2008, the Board of Directors authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over a two-year period.

During the nine months ended September 30, 2008, we made voluntary cash contributions to our U.S. defined benefit pension plan (the “Plan”) of $30 million. The amount of contributions necessary or desirable to be made to the Plan for 2009 cannot be determined until actuarial analysis based on the plan’s year-end valuation at December 31, 2008 has been completed. A continuation of the volatility of interest rates and negative equity returns under current market conditions may result in greater contributions to the Plan in the future.

Commitments

We guarantee the performance by FMC Technologies of a debt instrument outstanding in the principal amount of $1.6 million as of September 30, 2008 and December 31, 2007. We also guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. In addition, we guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of September 30, 2008 these guarantees had maximum potential payments of $8.7 million as compared to $6.9 million as of December 31, 2007.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $21.1 million and $29.7 million at September 30, 2008 and December 31, 2007, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”.

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

We spun off FMC Technologies, Inc. (“Technologies”) in 2001. At this time, we entered into a tax sharing agreement wherein each company is obligated for those taxes associated with its respective business, generally determined as if each company filed its own consolidated, combined or unitary tax returns for any period where Technologies is included in the consolidated, combined or unitary tax return of us or our subsidiaries. The statute of limitations for the 2001 U.S. federal income tax year has now closed and no questions regarding the spin-off were raised during the IRS audit for 2000-2001, therefore any liability for taxes if the spin-off of Technologies were not tax free due to an action taken by Technologies has been favorably concluded. The tax sharing agreement continues to be in force with respect to certain items, which we do not believe would have a material effect on our financial condition or results of operations.

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of operations for the year ended December 31, 2006. This expense was included as a component of restructuring and other charges. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a rate, which as of September 30, 2008, was 4.1 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At September 30, 2008, the amount of the letter of credit was €27.1 million (U.S. $38.1 million).

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

In connection with these two matters, in February 2005 putative class action complaints were filed against all of the U.S. hydrogen peroxide producers in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class in January 2007, which the defendants have appealed. No decision has been rendered by the appellate court and the District Court has stayed the action pending a ruling. In early summer 2007, co-defendant Degussa agreed to a settlement in the federal cases in the amount of $21 million which was approved by the Court. Two other co-defendants, Akzo Nobel and Kemira, later reached settlements in the amount of $23.4 million and $5.0 million respectively, which were approved by the Court. In April of 2008, Solvay reached a settlement of $46.0 million which has also been approved by the Court. Due to a most favored nations clause in the Akzo settlement, the class is required to refund approximately $8 million to Akzo. A group of fourteen companies (predominantly paper producers) has opted out of certain of these settlements. Seven of those fourteen have filed suit against FMC and Foret in the United States District Court for the Eastern District of Pennsylvania. This case has been assigned to the same judge as the class action. Two other opt out cases have been pending for some time against FMC and other hydrogen peroxide producers, and in August of 2008, Foret was added as a defendant to one of these cases. Certain of the defendants in the class action have settled opt out claims for undisclosed amounts. All of the opt out cases have been stayed along with the class action. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. A motion for class certification is pending.

Another antitrust class action previously brought in Federal Court in the Eastern District of Pennsylvania alleging violations of antitrust laws involving our microcrystalline cellulose product was settled for $25.0 million, the same amount paid by our codefendant Asahi Kasei Corporation. The Court approved this settlement in November 2006. The claims of plaintiffs who opted out of the class settlement were also settled late in 2006 for $0.7 million. The above amounts for 2006 have been reflected in “Restructuring and other charges” in our consolidated statement of income for the year ended December 31, 2006. The parties have also reached an agreement to settle a related state court case pending in California, for a total for $2.5 million, with the Company and Asahi Kasei each contributing $1.25 million. This settlement was approved by the California state court in November 2007. A third related state court case remains pending against FMC in Tennessee, although the parties have reached an agreement to settle the case for $0.5 million. This settlement has received preliminary approval by the Tennessee state court. The above amounts for 2007 have been reflected in “Restructuring and other charges” in our consolidated statement of income for the year ended December 31, 2007 of which $1.3 million has been included in the condensed consolidated statement of operations for the three and nine months ended September 30, 2007.

We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Based on information currently available and established reserves the ultimate resolution of our known contingencies, including the matters described in Note 19 which is included in Item I of this Form 10-Q is not expected to have a material adverse effect on our consolidated financial position or liquidity. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

At September 30, 2008, our net financial instrument position was a net liability of $10.1 million compared to a net liability of $3.2 million at December 31, 2007. The change in the net financial instrument position was due to higher unrealized losses in our commodity portfolio partially offset by higher unrealized gains in our foreign exchange portfolio.

Commodity Price Risk

Energy costs are approximately 13 percent of our cost of sales and services and are well balanced among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2008 and December 31, 2007, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease in the net liability position of $10.9 million and $9.7 million at September 30, 2008 and December 31, 2007, respectively. As a result, at December 31, 2007, the net liability position would become a net asset position. A 10 percent decrease in energy market prices would result in an increase in the net liability position of $10.9 million and $9.7 million at September 30, 2008 and December 31, 2007, respectively.

Foreign Currency Exchange Rate Risk

The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the U.S. dollar versus the Chinese yuan and the U.S. dollar versus the Brazilian real. Foreign currency debt and foreign exchange forward contracts are used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows.

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2008 and December 31, 2007, with all other variables (including interest rates) held constant. A 10 percent strengthening of the hedged currencies versus our functional currencies would result in a decrease of the net asset position of $22.6 at September 30, 2008 and an increase of the net liability position of $17.6 million at December 31, 2007. As a result, the net asset position at September 30, 2008 would become a net liability position. A 10% weakening of the hedged currencies versus our functional currencies would result in an increase of the net asset position of $22.4 at September 30, 2008 and a decrease of the net liability position of $17.6 million at December 31, 2007. As a result, the net liability position at December 31, 2007 would become a net asset position.

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements. As of September 30, 2008, we had no agreements in place.

Our debt portfolio, at September 30, 2008, is composed of 36 percent fixed-rate debt and 64 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of foreign bank borrowings, variable-rate industrial and pollution control revenue bonds, and borrowings under our European and Domestic Credit Agreements. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate instruments in our debt portfolio at September 30, 2008, a one percentage point increase or decrease in interest rates then in effect would have increased or decreased interest expense for the first nine months of the year by $2.8 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 -Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2008. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.

(b) Change in Internal Controls. There have been no significant changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of September 30, 2008, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007. These condensed consolidated financial statements are the responsibility of the Company’s management.

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
October 31, 2008

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There has been no material change in the significant legal proceedings from the information reported in Part I, Item 3 of our 2007 10-K.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors reported in the Part I, Item 1A of our 2007 10-K other than as described below.

Possible Worldwide Recession and Disruption of Financial Markets

The recent worldwide financial and credit market disruptions have reduced the availability of liquidity and credit generally necessary to fund a continuation and expansion of global economic activity. The shortage of liquidity and credit combined with recent substantial losses in equity markets could lead to an extended worldwide economic recession. A general slowdown in economic activity caused by a recession could adversely affect our business. A continuation or worsening of the current difficult financial and economic conditions could adversely affect our customers’ ability to meet the terms of sale or our suppliers’ ability to perform fully their commitments to us.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES

As of	Total Number of shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Total Dollars Purchased under the Program	Maximum Dollar Value of shares that May Yet be Purchased Under the Program
Q1 2008	586,806	$53.87	557,664	$29,999,938	$130,000,133
Q2 2008	401,153	$75.01	399,915	$29,999,939	$100,000,194
July 1-31, 2008	296,100	$69.22	296,100	$20,495,859	$79,504,335
August 1-31, 2008	135,200	$72.76	135,200	$9,837,662	$69,666,673
September 1-30, 2008	559,559	$62.07	558,641	$34,665,279	$35,001,394

Q3 2008	990,859	$65.67	989,941	$64,998,800	$35,001,394

Total 2008	1,978,818	$64.06	1,947,520	$124,998,677	$35,001,394

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the nine months ended September 30, 2008, we repurchased 1,947,520 of our shares at an aggregate cost of $125.0 million under the current authorization. As of September 30, 2008, we had authorization of $35.0 million remaining under the program, and we have continued to make purchases subsequent to September 30, 2008. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans. At its regularly scheduled meeting on October 24, 2008, the Board of Directors authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over a two-year period.

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

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

Date: October 31, 2008