Form 10-K
period 2008-12-31
FMC CORP
filed 2009-02-23
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2008

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

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED BY RULE 405 OF THE SECURITIES ACT.    YES  ☒    NO  ☐

INDICATE BY CHECK MARK IF THE REGISTRANT IS NOT REQUIRED TO FILE REPORTS PURSUANT TO SECTION 13 AND SECTION 15(d) OF THE ACT.    YES  ☐    NO  ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES  ☒    NO  ☐

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER OR A SMALLER REPORTING COMPANY. SEE DEFINITIONS OF “LARGE ACCELERATED FILER,” “ACCELERATED FILER,” AND “SMALLER REPORTING COMPANY” IN RULE 12B-2 OF THE EXCHANGE ACT. (CHECK ONE):

LARGE ACCELERATED FILER    ☒    ACCELERATED FILER    ☐    NON-ACCELERATED FILER    ☐ SMALLER REPORTING COMPANY    ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT.).    YES  ☐    NO  ☒

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2008, THE LAST DAY OF THE REGISTRANT’S SECOND FISCAL QUARTER WAS $5,739,115,705. THE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES EXCLUDES THE VALUE OF THOSE SHARES HELD BY EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.10 PAR VALUE, OUTSTANDING AS OF DECEMBER 31, 2008 WAS 72,509,959.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2009 Annual Meeting of Stockholders	Part III

FMC Corporation

2008 Form 10-K Annual Report

PART I

FMC Corporation (FMC) was incorporated in 1928 under Delaware law and has its principal executive offices at 1735 Market Street, Philadelphia, Pennsylvania 19103. Throughout this Annual Report on Form 10-K, except where otherwise stated or indicated by the context, “FMC”, “We,” “Us,” or “Our” means FMC Corporation and its consolidated subsidiaries and their predecessors. Copies of the annual, quarterly and current reports we file with the Securities and Exchange Commission (“SEC”), and any amendments to those reports, are available on our website at www.FMC.com as soon as practicable after we furnish such materials to the SEC.

ITEM 1.	BUSINESS

General

We are a diversified, global chemical company providing innovative solutions, applications and market leading products to a wide variety of markets. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Our Agricultural Products segment focuses primarily on insecticides and herbicides, which are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects and weeds as well as pest control in non-agricultural markets. Specialty Chemicals consists of our BioPolymer and lithium businesses and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding, encapsulation and disintegrant applications, ultrapure biopolymers for medical devices and lithium specialties for pharmaceutical synthesis, specialty polymers and energy storage. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens and phosphorus chemicals.

The following table shows the principal products produced by our three business segments and their raw materials and uses:

Segment	Product	Raw Materials	Uses
Agricultural Products	Insecticides	Synthetic chemical intermediates

Protection of crops, including cotton, maize, soybeans,

rice, sugarcane, cereals, fruits and vegetables from

insects and for non-agricultural applications including

pest control for home, garden and other specialty

markets

	Herbicides	Synthetic chemical intermediates	Protection of crops, including cotton, maize, soybeans, rice, sugarcane, cereals, fruits and vegetables from weed growth and for non-agricultural applications including turf and roadsides
Specialty Chemicals	Microcrystalline Cellulose	Specialty pulp	Drug dry tablet binder and disintegrant, food ingredient

	Carrageenan	Refined seaweed	Food ingredient for thickening and stabilizing, encapsulants for pharmaceutical and nutraceutical

	Alginates	Refined seaweed	Food ingredients, pharmaceutical excipient, wound care, orthopedic uses and industrial uses

	Lithium	Mined lithium	Pharmaceuticals, polymers, batteries, greases and lubricants, air conditioning and other industrial uses
Industrial Chemicals	Soda Ash	Mined trona ore	Glass, chemicals, detergents

	Peroxygens	Hydrogen	Pulp & paper, chemical processing, detergents, antimicrobial disinfectants, environmental applications, electronics, and polymers

	Phosphorus Chemicals	Mined phosphate rock	Detergents, cleaning compounds, animal feed

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

Revenues by Region - 2008	Long-lived Assets by Region - 2008

Revenue: $3,115.3 million	Long-lived Assets: $1,317.5 million

Our Strategy

Our corporate strategy is balanced between driving growth and innovation within our Specialty Chemicals and Agricultural Products segments and generating strong cash flow in our Industrial Chemicals segment. Our long-term objectives are as follows:

Realize the operating leverage inherent in our businesses.    We intend to maximize earnings growth and return on capital by maintaining or enhancing our market positions, reducing costs and prudently managing our asset base. In soda ash, we continually strive to optimize our proprietary and low-cost solution mining and longwall mining techniques, thereby reducing our production costs, which we believe are already the lowest in the industry. In Foret, which is part of our Industrial Chemicals segment, we have selectively shut down higher cost production capacity to improve profitability. In Agricultural Products, we completed the shutdown of operations at our Baltimore, Maryland facility as part of our ongoing program to reduce manufacturing costs by producing our products and/or intermediates in lower-cost locations.

Maintain strategic and financial flexibility.    Going forward, we expect continued, sustained growth in our operating profit and resulting cash provided by operating activities. Furthermore, our businesses will meet future expected demand growth through a combination of debottlenecking current production, restarting mothballed capacity and sourcing from third parties.

Focus the portfolio on higher growth businesses.    Our goal is to achieve the highest overall growth while continuing to generate returns above our cost of capital. In this regard, we intend to focus on building upon our core franchises in the food ingredient, pharmaceutical, energy storage, crop protection and non-agricultural pest control markets that exist within the Specialty Chemicals and Agricultural Products segments. Internal development will continue to be a core element of our growth strategy in both of these business segments. Our BioPolymer business is developing new pharmaceutical delivery systems and working closely with top global food companies in the development of new health and convenience foods. Our lithium business is developing applications for energy storage markets to serve the rapid growth in global demand for hand-held electronic devices. Our Agricultural Products business is testing proprietary product differentiating technologies which could improve the biological efficacy and/or the cost competitiveness of existing and new chemistries, thereby potentially enhancing those products’ market acceptance and value to end-users. In addition to internal development as discussed above, product or business acquisitions; in-licensing; alliances; and equity ventures are also strategic options we may consider to enhance our technology offerings, broaden our market access and extend our geographic footprint. Each growth opportunity will be evaluated in the context of continued value creation for our shareholders, including the degree to which the opportunity complements one of our existing franchises, generates substantial synergies and is accretive to earnings. Finally, we intend to divest any business that cannot sustain a return above its cost of capital.

Financial Information about Our Business Segments

See Note 19 to our consolidated financial statements included in this Form 10-K. Also see below for selected financial information related to our segments.

Agricultural Products

Financial Information (In Millions)

Agricultural Products: Revenue and Operating Margin 2004-2008	Agricultural Products: Capital Expenditures and Depreciation and Amortization 2004-2008

Overview

Our Agricultural Products segment, which represents approximately 34 percent of our 2008 consolidated revenues, develops, manufactures and sells a portfolio of crop protection, professional pest control and lawn and garden products. Our innovation and growth efforts focus on developing environmentally compatible solutions that can effectively increase farmers’ yields and provide cost-effective alternatives to older chemistries to which insects or weeds may have developed resistance. Over the last several years, we restructured and redeployed our R&D resources to focus our innovation efforts towards accelerating the development of new products and productivity-enhancing technologies to our customers. Our goal is to shorten the innovation cycle and provide quicker payback on our investments in innovation.

We differentiate ourselves by our focused strategy in selected products, crops and markets coupled with our low-cost manufacturing strategy. We are continually working to gain access to proprietary chemistries and technologies from third parties which are complementary to our existing products and market focus. We are encouraged by our progress in licensing and partnering to create proprietary products, developing technically-advanced delivery systems and commercializing unique product premixes and combinations. We are optimistic that these efforts will continue to result in sales and profit growth over the next few years.

Products and Markets

Agricultural Products: 2008 Sales Mix	Agricultural Products: 2008 Revenue by Region

Agricultural Products provides a wide range of proprietary, branded products—based on both patented and off-patent technologies—for global crop protection, professional pest control, and lawn and garden markets. Product branding is a prevalent industry practice used to help maintain and grow market share by promoting end-user recognition and product and supplier reputation. Agricultural Products enjoys relatively strong niche positions in crop and non-crop market segments in the Americas, Europe and other parts of the world and derived approximately 79 percent of its revenue from outside North America in 2008.

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

Over the last several years, we have entered into a number of key agreements with third-party pesticide producers under which we work together to develop, market and/or distribute existing and new pesticide chemistries in various markets. These proprietary chemistries and technologies are complementary to our existing products and market strategies. The chemistries include flonicamid, a unique insecticide for controlling sucking pests, cyazofamid, a novel fungicide for crop and non-crop uses in the Americas, fluthiacet-methyl, a proprietary herbicide for controlling glyphosate-resistant weeds and acetamiprid for pest control markets in North America. We also have numerous supply and access agreements with third-party producers for other pesticide products including the commercialization of proprietary premixes and combinations.

We access the market in key Western European markets through the Belgian-based pesticide distribution company, Belchim Crop Protection N.V., in which we have an ownership interest. We also have joint venture arrangements with Nufarm Limited in several key countries in Eastern Europe, which allows us to capitalize on growth in this part of Europe. In North America, we access the market through several major national and regional distributors and strengthened our access capabilities by signing a long-term distribution agreement with Nufarm to market and sell a number of proprietary chemistries in Canada. In the large agricultural market of Brazil, we access the market in part through independent distributors and in part, we sell directly to large growers through our own skilled sales and marketing organization. Through these and other alliances, along with our own targeted marketing efforts, access to novel technologies and our internal development initiatives, we expect to enhance our access in key agricultural and non-crop markets and develop new products that will help us continue to compete effectively.

We maintain competitive manufacturing cost positions through our strategy of sourcing raw materials, intermediates and finished products from third parties in lower-cost manufacturing countries such as China, India and Mexico. We have been implementing this low-cost manufacturing strategy for more than ten years. This strategy has resulted in significant cost savings and lower capital spending, and has reduced the fixed capital intensity of the business. In May 2008, we completed the next stage of this strategy with the shutdown of operations of our Baltimore, Maryland manufacturing facility. This initiative is expected to produce additional annual cost savings of approximately $25 million to $30 million, which is expected to be fully realized in fiscal year 2009.

Growth

We plan to grow by obtaining new and approved uses for existing product lines and acquiring, accessing, developing, marketing, distributing and/or selling complementary chemistries and/or related technologies in order to enhance and expand our product portfolio and our capabilities to effectively service our target markets and customers. Our growth will depend on our ability to deliver unique innovative solutions to our customers. Over the next several years, growth is anticipated from our proprietary insecticides and herbicides, and recently-accessed third party chemistries and/or technologies. For our proprietary insecticides, we launched a number of new products, expanded labels and/or unique formulations that deliver value-adding solutions to our customers. The emergence and spread of herbicide-resistant weeds and shifts in weed populations, coupled with several recently launched product formulations, expanded labels, and premixes, provide growth opportunities for our proprietary herbicide chemistries.

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

The agrochemicals industry has undergone significant consolidation over the past ten years. Leading crop protection companies, Syngenta AG, Bayer AG, Monsanto Company, BASF AG, The Dow Chemical Company and E. I. du Pont de Nemours and Company (DuPont), currently represent approximately 70 percent of the industry’s global sales. Significant drivers for this consolidation have been the growth and grower acceptance of biotechnology employed in row crops, and the escalation of research and development and marketing costs.

The next tier of agrochemical producers, including FMC, Makhteshim-Agan Industries Ltd., Sumitomo Chemical Company Limited, Nufarm Limited, Arysta LifeScience, United Phosphorous and Cheminova A/S, employ various differentiated strategies and compete by (1) unique technologies, (2) focusing on certain crops, markets and geographies, and/or (3) competitive pricing based on low-cost manufacturing positions. Some of these producers are generic competitors with little or no investment in innovation. There is a growing trend among these producers to partner with one another to gain economies of scale and competitive market access more comparable to larger competitors. Additionally, a number of these companies have grown rapidly through acquisitions of other companies and/or product divestitures from the leading crop protection companies.

Specialty Chemicals

Financial Information (In Millions)

Specialty Chemicals: Revenue and Operating Margin 2004-2008	Specialty Chemicals: Capital Expenditures and Depreciation and Amortization 2004-2008

Overview

Our Specialty Chemicals segment, which represents 25 percent of our 2008 consolidated revenues, is focused on high-performance food ingredients, pharmaceutical excipients and encapsulants, biomedical technologies and lithium specialty products, all of which enjoy solid customer bases and consistent, growing demand. The majority of Specialty Chemicals sales are to customers in non-cyclical end markets. We believe that our future growth in this segment will continue to be based on the value-added performance capabilities of these products and our research and development capabilities, as well as on the alliances and the close working relationships we have developed with key global customers.

Products and Markets

Specialty Chemicals: 2008 Sales Mix	Specialty Chemicals: 2008 Revenue by Region

BioPolymer

BioPolymer is organized around the food, pharmaceutical and medical device markets, and is a key supplier to many companies in these markets. Many of BioPolymer’s customers in the food and pharmaceutical markets have come to rely on us for the majority of their supply requirements for these product lines. We believe that such reliance is based on our innovative solutions and operational quality. The Health Care Ventures business of BioPolymer is leveraging this competency in innovation by developing new technologies for the pharmaceutical and medical device markets.

BioPolymer is a supplier of microcrystalline cellulose (MCC), carrageenan and alginates—ingredients that have high value-added applications in the production of food, pharmaceutical and other specialty consumer and industrial products. MCC, processed from specialty grades of both hardwood pulp and softwood pulp, provides binding and disintegrant properties for dry tablets and capsules and has unique functionality that improves the texture and stability of many food products. Carrageenan and alginates, both processed from seaweed, are used in a wide variety of food, pharmaceutical, nutraceutical and biomedical applications. In our Health Care Ventures business we are developing technology platforms within two major segments: Biomedical, which develops and provides ultrapure biopolymers and applications know-how for biomedical devices; and Biopharmaceutical, which provides alginate and carrageenan-based encapsulant technologies for pharmaceutical and nutraceutical uses. The following chart summarizes the markets for BioPolymer’s products and our chemistries in each market:

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

The electrochemical properties of lithium make it an ideal material for portable energy storage in high performance applications, including heart pacemakers, cell phones, camcorders, personal computers and next-generation technologies that combine cellular and wireless capabilities into a single device. Lithium is also being developed as the enabling element in advanced batteries for use in hybrid electric, plug-in hybrids and all-electric vehicles.

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

We also supply alginates, MCC and carrageenan into oral care, cosmetics and health care markets. Highly refined extracts from selected seaweeds provide a broad range of alginate functionality, including uses in antireflux disorders, dental impressions, control release of drugs and wound dressings. Special grades of carrageenan extracts are used in liquid cough medicines, toothpaste and a variety of skin care products.

Lithium

Lithium is a highly versatile metal with diverse end-use markets including glass/ceramics, aluminum production, pharmaceuticals, polymers and both rechargeable and disposable batteries. The markets for lithium chemicals are global with significant demand growth occurring in developing markets of China and India. We market a wide variety of lithium-based products ranging from upstream commodity lithium carbonate to highly specialized downstream products such as organolithium compounds and cathodic materials for batteries.

There are only three key producers of lithium: FMC, Rockwood Holdings, Inc., and Sociedad Quimica y Minera de Chile S.A., all of which produce lithium carbonate. FMC has a stronger presence in downstream lithium specialties where Rockwood is the primary competitor.

Industrial Chemicals

Financial Information (In millions)

Industrial Chemicals: Revenue and Operating Margin 2004-2008	Industrial Chemicals: Capital Expenditures and Depreciation and Amortization 2004-2008

Overview

Our Industrial Chemicals segment, which represents 41 percent of our 2008 consolidated revenues, has low-cost positions in high volume inorganic chemicals including soda ash and hydrogen peroxide, complemented by high value, niche positions in specialty alkali, phosphorus and peroxygen products.

Products and Markets

Industrial Chemicals: 2008 Sales Mix	Industrial Chemicals: 2008 Revenue by Region Mix

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

We mine and produce natural soda ash using proprietary, low-cost mining technologies, such as longwall and solution mining, which, we believe, give us the lowest cost position. Our two production sites in Green River, Wyoming have the capacity to produce approximately 4.85 million tons of soda ash annually, with approximately seven hundred thousand tons of this capacity currently mothballed at December 31, 2008. For the past several years, the U.S. soda ash industry was essentially sold out. As a result of this condition, during 2005 and 2006 we restarted 500,000 tons of previously mothballed capacity to meet the increase in demand driven by the growth in export markets. On February 8, 2008 we announced the recommissioning of the remaining mothballed capacity in Green River, Wyoming. Approximately 100,000 tons of this capacity was commissioned prior to the end of 2008. We expect the remaining capacity, approximately 700,000 tons per year, to be fully online by 2012 depending on export demand growth.

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

Our specialty peroxygens business supplies persulfate products primarily to polymer and printed circuit board markets and peracetic acid predominantly to the food industry for biocidal applications. Typically, we compete as a specialty player where we believe that we are differentiated by our strong technical expertise, unique process technology, intellectual property and geographic location.

Foret

Our European subsidiary, FMC Foret, S.A. (“Foret”), headquartered near Barcelona, Spain, is a leading provider of chemical products to the detergent, paper, textile, mining, and chemical industries. Foret operates six manufacturing facilities across Europe, with market positions in phosphates, hydrogen peroxide, percarbonates, sulfur derivatives, zeolites and silicates. Foret’s sales efforts are focused in Europe, Africa and the Middle East, and in South America mainly via Tripoliven, our Venezuelan joint-venture, in which Foret holds a minority participation.

Industry Overview

We primarily participate in three product areas: soda ash, peroxygens and phosphorus chemicals. These products are generally inorganic and are generally commodities that, in many cases, have few cost-effective substitutes. Growth is typically a function of GDP in developed markets or the rate of industrialization in key export markets. Pricing tends to reflect the supply and demand balance as producers add or reduce capacity in response to demand changes.

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

Because of the processing cost advantages of trona and the large natural reserves of trona in the U.S., particularly in Green River, Wyoming, all U.S. soda ash is naturally produced. By contrast, due to a lack of trona, the majority of the soda ash that is manufactured in the rest of the world is produced synthetically. Other U.S. producers are OCI Chemical Corporation, Solvay S.A., The General Chemical Group Inc., in which a majority stake was acquired by Tata Chemicals Limited, and Searles Valley Minerals, which was acquired by Nirma Limited in November 2007.

Approximately 47 percent of U.S. soda ash production served export markets in 2008, with approximately 35 percent of U.S. soda ash production exported through the American Natural Soda Ash Corporation (“ANSAC”). ANSAC is the foreign sales association of the significant U.S. soda ash producers established in 1983 under the Webb-Pomerene Act and subsequent legislation. Since its creation, ANSAC has been successful in coordinating soda ash exports, exploiting the inherent cost benefits of U.S. produced natural soda ash and leveraging its large scale of operations to the benefit of its member companies. Consequently, U.S. exports of soda ash have risen significantly over the last 25 years.

Peroxygens

Hydrogen peroxide is typically sold for use as a bleach or oxidizer. As such, it often competes with other chemicals capable of performing similar functions. Some of our specialty peroxygen derivatives (e.g., persulfates and percarbonates) also function as bleaching or oxidizing agents. Environmental regulations, regional cost differences primarily due to transportation costs, and technical differences in product performance factor into the decision to use hydrogen peroxide or one of its derivatives rather than another product. Since these considerations vary by region, the consumption patterns vary in different parts of the world. Hydrogen peroxide is sold in aqueous solutions, usually 35 percent, 50 percent or 70 percent by weight.

The North American pulp and paper industry represents approximately 70 percent of North American demand for hydrogen peroxide. In this market, hydrogen peroxide is used as an environmentally friendly bleaching agent to brighten chemical, mechanical, and recycled pulps, as well as treat a wide range of mill pollutants in the waste stream. The North American paper market is mature and new investment in pulp and paper capacity is largely focused in Asia and South America. The other North American hydrogen peroxide producers are EKA, a wholly owned subsidiary of Akzo Nobel N.V, Arkema Inc., Evonik Industries, Kemira Ovj, and Solvay S.A.

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

Source and Availability of Raw Materials

Our raw material requirements vary by business segment and include mineral-related natural resources (trona ore and lithium brines), processed chemicals, seaweed, specialty wood pulps and energy sources such as oil, gas, coal and electricity. Raw materials represented approximately 32 percent of our 2008 costs of sales and services, and no one raw material represented more than 12 percent of our total raw material purchases.

Ores used in Industrial Chemicals’ manufacturing processes are extracted by us from mines (e.g. trona in North America) or are purchased from others (e.g. phosphorous rock). Raw materials used by Specialty Chemicals include lithium brines, various types of seaweed that are sourced on a global basis and specialty pulps which are purchased from selected global producers. Raw materials used by Agricultural Products, primarily processed chemicals, are obtained from a variety of suppliers worldwide.

Patents

We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to our business. We do not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on the overall business of FMC. The duration of our patents depends on their respective jurisdictions. Their expiration dates range through 2028.

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

Competition

We have a number one or number two market position in many of our product lines, based on revenue, either globally or in North America, largely as a result of our product offerings, proprietary technologies and our position as a low-cost producer. The following product lines accounted for the majority of our 2008 consolidated revenue. Market positions are based on the most recently available revenue data.

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

We encounter substantial competition in each of our three business segments. This competition is expected to continue in both the United States and markets outside of the United States. We market our products through our own sales organization and through alliance partners, independent distributors and sales representatives. The number of our principal competitors varies from segment to segment. In general, we compete by operating in a cost-efficient manner and by leveraging our industry experience to provide advanced technology, high product quality and reliability, and quality customer and technical service.

Our Agricultural Products segment competes primarily in the global chemical crop protection market for insecticides, herbicides and fungicides. The industry is characterized by a relatively small number of large competitors and a large number of smaller, often regional competitors. Industry products include crop protection chemicals and, for certain major competitors, genetically engineered (crop biotechnology) products. Competition from generic agrochemical producers has increased as a significant number of product patents held industry-wide have expired in the last decade. In general, we compete as an innovator by focusing on product development, including novel formulations, proprietary mixes, and advanced delivery systems and by acquiring or licensing (mostly) proprietary chemistries or technologies that complement our product and geographic focus. We also differentiate ourselves by our global cost-competitiveness via our manufacturing strategies, establishing effective product stewardship programs and developing strategic alliances that strengthen market access in key countries and regions.

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

Industrial Chemicals serves the soda ash markets worldwide, the peroxygens markets predominantly in North America and Europe and the phosphorus markets in Europe, the Middle East and Latin America. In North America, our soda ash business competes with four domestic producers of natural soda ash, three of which operate in the vicinity of our mine and processing facilities in Green River, Wyoming. Outside of the U.S, Canada and Europe, we sell soda ash mainly through ANSAC. Internationally, our natural soda ash competes with synthetic soda ash manufactured by numerous producers, ranging from integrated multinational companies to smaller regional companies. We maintain a leading position in the North American market for peroxygens. There are currently five other firms competing in the peroxygens market in North America. The primary competitive factor affecting the sales of soda ash and peroxygens is price. We seek to maintain our competitive position by employing low cost processing technology. At Foret, we possess strong cost and market positions in phosphates, percarbonate, peroxygens, zeolites, silicates, and sulfur derivatives. In each of these markets we face significant competition from a range of multinational and regional chemical producers. Competition in phosphorus chemicals is based primarily on price and to a lesser degree product differentiation.

Research and Development Expense

We perform research and development in all of our segments with the majority of our efforts focused in the Agricultural Products segment. The development efforts in the Agricultural Products segment focus on developing environmentally sound solutions and new product formulations that cost-effectively increase farmers’ yields and provide alternatives to existing and new chemistries. Beginning in 2006, we redeployed our Agricultural Products innovation spending away from the discovery of new chemistry to focus our efforts on delivering value-adding solutions and new product formulations more quickly to our customers. This shift in strategy should result in a shorter innovation cycle for the segment. Our research and development expenses in the last three years are set forth below:

	Year Ended December 31,
	2008	2007	2006
	(in Millions)
Agricultural Products	$70.6	$69.7	$74.1
Specialty Chemicals	14.9	17.0	15.0
Industrial Chemicals	8.3	7.9	7.8

Total	$93.8	$94.6	$96.9

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

We have been named a Potentially Responsible Party (PRP) at 31 sites on the federal government’s National Priorities List (NPL) at which our potential liability has not yet been settled. In addition, we also have received notice from the Environmental Protection Agency (EPA) or other regulatory agencies that we may be a PRP or PRP equivalent, at other sites, including 39 sites at which we have determined that it is reasonably possible that we have environmental liability. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a Remedial Investigation/Feasibility Study (RI/FS) or its equivalent at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a Record of Decision (ROD) has been issued.

Environmental liabilities include obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. As of December 31, 2008, our net environmental reserve was $172.7 million compared to $169.8 million at December 31, 2007. We have recorded recoveries, representing probable realization of claims against insurance companies, U.S. government agencies and other third parties of $47.7 million and $35.4 million, respectively at December 31, 2008 and 2007. The recoveries at December 31, 2008 are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” totaling $21.5 million or as “Other Assets” totaling $26.2 million in our consolidated balance sheets. The recoveries at December 31, 2007 are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” totaling $18.8 million or as “Other Assets” totaling $16.6 million in our consolidated balance sheets. In addition, we have estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by approximately $80 million at December 31, 2008.

Employees

We employ approximately 5,000 people, with approximately 2,500 people in our domestic operations and 2,500 people in our foreign operations. Approximately 33 percent of our U.S.-based employees and 38 percent of our foreign-based employees are represented by collective bargaining agreements. We have successfully concluded virtually all of our recent contract negotiations without a work stoppage. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. We cannot predict, however, the outcome of future contract negotiations. In 2009, we have six collective-bargaining agreements expiring. These contracts affect approximately 26 percent of foreign-based employees and have no impact on U.S.-based employees.

Securities and Exchange Commission Filings

Securities and Exchange Commission (SEC) filings are available free of charge on our website, www.fmc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted as soon as practicable after we furnish such materials to the SEC.

In accordance with the New York Stock Exchange (NYSE) rules, on May 15, 2008, the Company filed our certification by our Chief Executive Officer (CEO) that, as of the date of the certification, he was unaware of any violation by FMC of the NYSE’s corporate governance listing standards. We also file with each Form 10-Q and our Form 10-K certifications by the CEO and Chief Financial Officer under sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1A.	RISK FACTORS

Among the factors that could have an impact on our ability to achieve operating results and meet our other goals are:

Worldwide Recession and Disruption of Financial Markets:

•

The recent worldwide financial and credit market disruptions have reduced the availability of liquidity and credit generally necessary to fund a continuation and expansion of global economic activity. The shortage of liquidity and credit combined with recent substantial losses in equity markets has led to a worldwide economic recession that could become prolonged. The general slowdown in economic activity caused by an extended recession could adversely affect our business. A continuation or worsening of the current difficult financial and economic conditions could adversely affect our customers’ ability to meet the terms of sale or our suppliers’ ability to fully perform their commitments to us.

Industry Risks:

Pricing and volumes in our markets are sensitive to a number of industry specific and global issues and events including:

•

Capacity utilization—Our businesses are sensitive to industry capacity utilization, particularly in our Industrial Chemicals business. As a result, pricing tends to fluctuate when capacity utilization changes occur within our industry.

•

Competition—All of our segments face competition, which could affect our ability to raise prices or successfully enter certain markets or retain our market position. Additionally, in Agricultural Products, competition from genetically modified products (GMO) as well as generic producers has increased. Generics are driven by the number of significant product patents that have expired in the last decade.

•

Changes in our customer base—Our customer base has the potential to change, especially when long-term supply contracts are renegotiated. Our Industrial Chemicals and Specialty Chemicals businesses are most sensitive to this risk.

•

Climatic conditions—Our Agricultural Products markets are affected by climatic conditions, which could adversely impact crop pricing and pest infestations. The nature of these events makes them difficult to predict.

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

•

Supply arrangements and production hazards—Certain raw materials are critical to our production process, especially in our Agricultural Products and Specialty Chemicals segments. While we have made supply arrangements to meet planned operating requirements, an inability to obtain the critical raw materials or execute under the contract manufacturing arrangements would adversely impact our ability to produce certain products. We increasingly source critical intermediates and finished products from a number of suppliers, especially in Agricultural Products. An inability to obtain these products or execute under the contract sourcing arrangements would adversely impact our ability to sell products. Our facilities and those of our key contract manufacturers are subject to operating hazards, which may disrupt our business.

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

•	Litigation and environmental risks—Current reserves relating to our ongoing litigation and environmental liabilities may ultimately prove to be inadequate.

•

Hazardous materials—We manufacture and transport certain materials that are inherently hazardous due to their toxic or volatile nature. While we take precautions to handle and transport these materials in a safe manner, if they are mishandled or released into the environment they could cause property damage or personal injury claims against us.

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

•	In Brazil, our customers face a combination of economic factors that could result in cash flow pressures that lead to slower payments.

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

FMC leases executive offices in Philadelphia, Pennsylvania and operates 35 manufacturing facilities and mines in 19 countries. Our major research and development facility is in Princeton, New Jersey. See Notes 6 and 8 to our consolidated financial statements included in this Form 10-K for further information on the Princeton facility.

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

We believe our facilities meet present requirements and are in good operating condition. The number and location of our owned or leased production properties for continuing operations are:

	United States	Latin America and Canada	Western Europe	Asia- Pacific	Total
Agricultural Products	2	1	—	3	6
Specialty Chemicals	3	2	7	6	18
Industrial Chemicals	3	2	6	—	11

Total	8	5	13	9	35

ITEM 3.	LEGAL PROCEEDINGS

Like hundreds of other industrial companies, we have been named as one of many defendants in asbestos-related personal injury litigation. These cases (most cases involve between 25 and 200 defendants) allege personal injury or death resulting from exposure to asbestos in premises of FMC or to asbestos-containing components installed in machinery or equipment manufactured or sold by discontinued operations. The machinery and equipment businesses we owned or operated did not fabricate the asbestos-containing component parts at issue in the litigation, and to this day, neither the U.S. Occupational Safety and Health Administration nor the EPA has banned the use of these components. Further, the asbestos-containing parts for this machinery and equipment were accessible only at the time of infrequent repair and maintenance. Therefore, we believe that, overall, the claims against FMC are without merit. Indeed, the bulk of the claims against us to date have been dismissed without payment.

As of December 31, 2008, there were approximately 29,000 premises and product asbestos claims pending against FMC in several jurisdictions. To date, we have had discharged approximately 77,000 asbestos claims against FMC, the overwhelming majority of which have been dismissed without any payment to the plaintiff. Settlements by us with claimants to date have totaled approximately $20.3 million.

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

See Note 1 “Principal Accounting Policies and Related Financial Information—Environmental Obligations,” Note 12 “Environmental” and Note 18 “Commitments, Guarantees and Contingent Liabilities” in the notes to our consolidated financial statements beginning on page 58, page 81 and page 98, respectively, included in this Form 10-K, the content of which are incorporated by reference to this Item 3.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of FMC Corporation, the offices currently held by them, their business experience since at least January 1, 1999 and earlier and their ages as of December 31, 2008, are as follows:

Name	Age on 12/31/2008	Office, year of election and other information
William G. Walter	63

Chairman, Chief Executive Officer and President (01-present); Executive Vice President (00); Vice President and General Manager—Specialty Chemicals Group (97); General Manager—Alkali Chemicals Division (92); General Manager, Defense Systems International (86); Board member, International Paper Company (05-present)

W. Kim Foster	60

Senior Vice President and Chief Financial Officer (01-present); Vice President and General Manager—Agricultural Products Group (98); Director, International, Agricultural Products Group (96); General Manager, Airport Products and Systems Division (91); Board member, Hexcel Corporation (May 2007—present)

Andrea E. Utecht	60	Vice President, General Counsel and Secretary (01-present); Senior Vice President, Secretary and General Counsel, Atofina Chemicals, Inc. (96)

Theodore H. Butz	50

Vice President and General Manager—Specialty Chemicals Group (03-present); General Manager, BioPolymer Division (99); General Manager, Food Ingredients Division (96); Director BioProducts and Group Development, Specialty Chemicals (95)

Milton Steele	60

Vice President and General Manager Agricultural Products Group (01-present); International Director, Agricultural Products (99); General Manager Bio Product Division (98); General Manager, Asia Pacific (96); Area Manager, Asia Pacific (92)

D. Michael Wilson	46

Vice President and General Manager—Industrial Chemicals Group (03-present); General Manager Lithium Division (97); Vice President and General Manager, Technical Specialty Papers Division, Wausau Paper Corporation (96); Vice President Sales and Marketing, Rexam, Inc. (93)

Thomas C. Deas, Jr.	58

Vice President and Treasurer (01-present); Vice President, Treasurer and CFO, Applied Tech Products Corp. (98); Vice President, Treasurer and CFO, Airgas, Inc. (97); Vice President, Treasurer and CFO, Maritrans, Inc. (96); Vice President—Treasury and Assistant Treasurer, Scott Paper Company (88)

Graham R. Wood	55	Vice President, Corporate Controller (01-Present); Group Controller—Agricultural Products Group (99); Chief Financial Officer—European Region (97); Group Controller—FMC Foodtech (93)

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

FMC common stock of $0.10 par value is traded on the New York Stock Exchange and the Chicago Stock Exchange (Symbol: FMC). There were 4,844 registered common stockholders as of December 31, 2008. Presented below are the 2008 and 2007 quarterly summaries of the high and low prices of the company’s common stock. In April 2008, the Board of Directors approved a quarterly cash dividend of $0.125 per share. This represents an increase of $0.02 above our previous rate of $0.105 per share and dividends at this rate were paid in July and October 2008 and January 2009. Total cash dividends of $34.4 million, $29.7 million and $21.0 million were paid in 2008, 2007 and 2006, respectively. The following table sets forth, for the indicated periods, the high and low price ranges of our common stock.

	2008				2007
Common stock prices:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

High	$59.86	$80.23	$77.82	$51.71	$39.73	$44.96	$52.45	$59.00
Low	$46.36	$54.73	$49.19	$28.53	$35.63	$36.47	$41.56	$50.77

FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Tuesday, April 28, 2009, at Top of the Tower, 1717 Arch Street, 50th Floor, Philadelphia, PA 19103. Notice of the meeting, together with proxy materials, will be mailed approximately 30 days prior to the meeting to stockholders of record as of March 3, 2009.

Transfer Agent and Registrar of Stock:	National City Bank
Corporate Trust Operations
P.O. Box 92301
Cleveland, Ohio 44193-0900

Stockholder Return Performance Presentation

The graph that follows shall not be deemed to be incorporated by reference into any filing made by FMC under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The following Stockholder Performance Graph compares the five-year cumulative total return on FMC’s Common Stock for the period from January 1, 2004 to December 31, 2008 with the S&P Midcap 400 Index and the S&P 400 Chemicals Index. The comparison assumes $100 was invested on December 31, 2003 in FMC’s Common Stock and in both of the indices, and the reinvestment of all dividends.

	2003	2004	2005	2006	2007	2008
FMC Corp	100.00	141.52	155.79	224.28	319.65	262.11
S&P 400 Midcap Index	100.00	115.16	128.14	139.66	149.00	93.45
S&P 400 Chemicals Index	100.00	128.14	122.99	141.81	177.13	109.40

For the three and twelve months ended December 31, 2008, we made the following share repurchases:

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Total Dollars Purchased under the Program	Maximum Dollar Value of Shares that May Yet be Purchased Under the Program
Total 1Q 2008	587,724	$53.88	557,664	$29,999,938	$130,000,133
Total 2Q 2008	401,153	$75.01	399,915	$29,999,939	$100,000,194
Total 3Q 2008	990,859	$65.67	989,941	$64,998,800	$35,001,394

October 1-31, 2008	713,762	$38.15	710,100	$27,091,630	$257,909,764
November 1-30, 2008	731,400	$38.92	731,400	$28,467,197	$229,442,567
December 1-31, 2008	115,092	$40.34	114,894	$4,634,258	$224,808,309

Total 4Q 2008	1,560,254	$38.67	1,556,394	$60,193,085	$224,808,309

Total 2008	3,539,990	$52.87	3,503,914	$185,191,762	$224,808,309

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over a two-year period. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans. During the twelve months ended December 31, 2008, we repurchased 3,503,914 of our shares at an aggregate cost of $185.2 million under the publicly announced repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial and other data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2008, are derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2008.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in Millions, except per share data and ratios)
Income Statement Data:
Revenue	$3,115.3	$2,632.9	$2,345.9	$2,146.0	$2,055.6

Income from continuing operations before equity in (earnings) loss of affiliates, investment gains, minority interests, interest income and expense, loss on extinguishment of debt, income taxes and cumulative effect of change in accounting principle	500.7	228.0	250.8	235.3	229.7

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	454.9	185.7	212.4	189.1	135.5

Income from continuing operations before cumulative effect of change in accounting principle	329.5	156.7	144.1	108.4	178.3
Discontinued operations, net of income taxes (1)	(24.9)	(24.3)	(12.8)	6.1	(15.4)
Cumulative effect of change in accounting principle, net of income taxes (2)	—	—	—	(0.5)	—

Net income	$304.6	$132.4	$131.3	$114.0	$162.9

Basic earnings (loss) per common share:
Continuing operations	$4.47	$2.08	$1.88	$1.44	$2.46
Discontinued operations	(0.34)	(0.32)	(0.17)	0.08	(0.21)
Cumulative effect of change in accounting principle	—	—	—	(0.01)	—

Net earnings per common share	$4.13	$1.76	$1.71	$1.51	$2.25

Diluted earnings (loss) per common share:
Continuing operations	$4.35	$2.02	$1.82	$1.38	$2.39
Discontinued operations	(0.33)	(0.31)	(0.16)	0.08	(0.21)
Cumulative effect of change in accounting principle	—	—	—	(0.01)	—

Net earnings per common share	$4.02	$1.71	$1.66	$1.45	$2.18

Balance Sheet Data:
Total assets	$2,993.9	$2,733.4	$2,740.7	$2,745.3	$2,982.1
Long-term debt	$595.0	$497.3	$576.0	$640.7	$893.0

Other Data:
Ratio of earnings to fixed charges (3)	11.6x	5.1x	5.3x	2.5x	2.4x
Cash dividends declared per share	$0.480	$0.405	$0.360	$—	$—

Footnotes:

(1)	Discontinued operations, net of income taxes includes the following items related to our discontinued businesses: gains and losses related to adjustments to our estimates of our liabilities for general liability, workers’ compensation, tax liabilities, postretirement benefit obligations, legal defense, property maintenance and other costs, losses for the settlement of litigation and environmental reserves and gains related to property sales.
(2)	On December 31, 2005, we adopted FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations”. The cumulative effect of adoption was an after-tax charge of $0.5 million.
(3)	In calculating this ratio, earnings consist of income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle plus minority interests, interest income and expense, amortization expense related to debt discounts, fees and expenses, amortization of capitalized interest, interest included in rental expenses (assumed to be one third of rent) and equity in (earnings) loss of affiliates. Fixed charges consists of interest expense, net, amortization of debt discounts, fees and expenses, interest capitalized as part of fixed assets and interest included in rental expenses.

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

Overview

We are a diversified, global chemical company providing innovative solutions, applications and market leading products to a wide variety of markets. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Our Agricultural Products segment primarily focuses on insecticides and herbicides, which are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects and weeds as well as pest control in non-agricultural markets. Specialty Chemicals consists of our BioPolymer and lithium businesses and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding, encapsulation and disintegrant applications, ultrapure biopolymers for medical devices and lithium specialties for pharmaceutical synthesis, specialty polymers and energy storage. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens and phosphorus chemicals.

2008 Highlights

2008 was a year in which we experienced continued sales and earnings growth in all of our business segments. Consolidated revenue of $3,115.3 million was up 18 percent from the prior year. Agricultural Products, Specialty Chemicals and Industrial Chemicals had revenue increases of 19 percent, 16 percent and 19 percent, respectively and had segment operating profit increases of 18 percent, 7 percent and 118 percent, respectively compared to the prior year period. We continue to be impacted by increases to raw material costs across all of our businesses and, to a lesser extent, higher energy costs.

Our segment results for the year ended December 31, 2008 were driven by the following:

•

Agricultural Products’ segment operating profits increased significantly, driven by higher sales in all regions and across all product lines as well as continued global supply chain productivity improvements, which more than offset higher raw material and distribution costs.

•

Specialty Chemicals segment operating profits were driven by strong commercial performance in BioPolymer, the inclusion of the ISP acquisition and volume growth in lithium, partially offset by increases in raw material and energy costs and higher export taxes.

•

Industrial Chemicals segment operating profits increased significantly as a result of higher selling prices across the segment, particularly in soda ash and phosphates, coupled with improved power market conditions in Spain, where Foret operates electricity cogeneration facilities and sells excess electricity into the Spanish electrical grid. These increases more than offset higher raw material costs.

Included in our net income were various restructuring and other income and charges. There was a significant decrease in restructuring and other income and charges for the year ended December 31, 2008 compared to the prior period as a result of the gains on the Princeton and Foret asset sales described below, and reduced charges related to the phase out of operations at our Baltimore, Maryland agricultural chemicals facility. The Baltimore facility, which was part of our Agricultural Products segment, was closed in the second quarter of 2008. The announcement to phase out the facility was made in the second quarter of 2007.

On March 18, 2008, we completed the sale of our 158-acre Princeton research center to the Princeton HealthCare System. Gross proceeds from the sale were $62.5 million and net proceeds after offsets, commissions and fees totaled approximately $60 million. The gain on the sale was $29.0 million which is included in “Restructuring and other charges (income)” in the consolidated statements of income for the year ended December 31, 2008.

In February 2008, we completed the sale of Foret’s sodium sulfate assets. Foret is part of our Industrial Chemicals segment. We recognized a gain on the sale of these assets of $3.6 million which is included in “Restructuring and other charges (income)” in the consolidated statements of income for the year ended December 31, 2008. Net proceeds from the transaction were $16.7 million.

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

In September 2008, we acquired shares and assets comprising the food ingredients business of the Co-Living Group. The acquisition is intended to enhance our position in supplying specialty hydrocolloid products and services to the rapidly growing food ingredient market in China. The results of operations of the CoLiving business are included in the Specialty Chemicals segment beginning on the acquisition date of September 27, 2008.

2009 Outlook

In 2009, despite the challenging global economic conditions, we expect continued growth in our revenue and earnings. The increase in revenue is expected to be driven by higher volumes and selling prices across most regions in our Agricultural Products segment, strong commercial performance in BioPolymer and the full year inclusion of the ISP and CoLiving acquisitions in our Specialty Chemicals segment, as well as higher selling prices in our Industrial Chemicals segment. These revenue increases are expected to be partially offset by lower volumes and unfavorable currency translation in our Industrial Chemicals segment.

The increase in earnings is expected to be driven by higher sales and continued global supply chain productivity initiatives in our Agricultural Products segment, higher sales in our Specialty Chemicals segment and higher prices in our Industrial Chemicals segment. Our earnings growth is expected to be offset by higher raw material and energy costs in our Specialty Chemicals segment, increased spending on growth initiatives in our Agricultural Products segment, lower volumes and higher raw material and other input costs in our Industrial Chemicals segment, and higher pension expenses. We expect cash flow generation from our business segments to remain strong.

Results of Operations—2008, 2007 and 2006

Overview

The following presents a reconciliation of our segment operating profit to net income as seen through the eyes of our management. For management purposes, we report the operating performance of each of our business segments based on earnings before interest and income taxes excluding corporate expenses, other income (expense), net and corporate special income/(charges).

	Year Ended December 31,
	2008	2007	2006
	(in Millions)
Revenue
Agricultural Products	$1,058.7	$889.7	$765.9
Specialty Chemicals	764.5	659.5	592.8
Industrial Chemicals	1,296.9	1,087.1	990.9
Eliminations	(4.8)	(3.4)	(3.7)

Total	$3,115.3	$2,632.9	$2,345.9

Income (loss) from continuing operations before income taxes
Agricultural Products	$245.2	$207.0	$149.9
Specialty Chemicals	152.0	142.7	118.8
Industrial Chemicals	201.4	92.5	96.7
Eliminations	(0.1)	—	(0.1)

Segment operating profit	598.5	442.2	365.3
Corporate	(49.8)	(52.3)	(46.2)
Other income (expense), net	(8.6)	(12.0)	3.0
Interest expense, net	(31.9)	(34.9)	(32.9)
Corporate special income (charges):
Restructuring and other income (charges)	(49.6)	(164.9)	(76.8)
Impairment of Perorsa joint venture	(1.4)	—	—
LIFO inventory correction adjustment	—	6.1	—
Purchase accounting inventory fair value impact	(2.3)	—	—
Gain from Astaris joint venture	—	0.4	—
Minority interest associated with restructuring and other income (charges)	—	1.4	—
Loss on extinguishment of debt	—	(0.3)	—

Income from continuing operations before income taxes	454.9	185.7	212.4
Provision for income taxes	125.4	29.0	68.3

Income from continuing operations	329.5	156.7	144.1
Discontinued operations, net of income taxes	(24.9)	(24.3)	(12.8)

Net income	304.6	132.4	131.3

The below chart, which is provided to assist readers of our financial statements, depicts certain after-tax charges (gains). These items are excluded by us in the measures we use to evaluate business performance and determine certain performance-based compensation. These items are discussed in detail within the “Other results of operations” section that follows.

	Year Ended December 31,
	2008	2007	2006
	(in Millions)
Net income includes the following after-tax charges (gains):
Corporate special charges (income)	30.3	98.2	59.1
Loss on extinguishment of debt	—	(0.2)	—
Discontinued operations	24.9	24.3	12.8
Tax adjustments	(8.7)	(15.4)	12.5

Year Ended December 31, 2008 compared to December 31, 2007

In the following discussion, “year” refers to the year ended December 31, 2008 and “prior year” refers to the year ended December 31, 2007. Additionally, in the discussion below, please refer to our chart on page 30 under “Overview”. All comparisons are between the periods unless otherwise noted.

Segment Results

For management purposes, segment operating profit is defined as segment revenue less operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses and research and development expenses). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures on businesses, restructuring and other charges, investment gains and losses, loss on extinguishment of debt, asset impairments, LIFO inventory adjustments, amortization of inventory step-up from business acquisitions, and other income and expense items.

Information about how each of these items relates to our businesses at the segment level and results by segment are discussed below and in Note 19 to our consolidated financial statements included in this Form 10-K.

Agricultural Products

	Year Ended December 31,		Increase/ (Decrease)
	2008	2007	$	%
	(in Millions)
Revenue	$1,058.7	$889.7	$169.0	19%
Operating Profit	245.2	207.0	38.2	18

Revenue of $1,058.7 million increased 19 percent versus the prior year period. North America revenues grew by nine percent, Europe, Middle East and Africa by 33 percent, Asia by 12 percent and Latin America by 22 percent. Revenue benefited from favorable global agrochemical market conditions, increased planted acres in key crops, new product introductions and selective price increases to offset higher input costs.

Segment operating profit of $245.2 million was 18 percent higher than the prior year. The earnings from the higher revenue coupled with supply chain productivity improvements from the shutdown of the Baltimore manufacturing facility were partially offset by higher raw materials costs which had an unfavorable period over period impact on operating profit by $35.5 million. To a lesser extent, higher selling costs to support the higher revenues also impacted operating profit in 2008.

In 2009, full-year revenue growth in the mid-single digits is expected, driven by higher volumes and selling prices across most regions partially offset by unfavorable currency impacts. Full-year segment operating profit is expected to increase approximately 5—10 percent, as higher sales and continued global supply chain productivity initiatives are partially offset by spending on growth initiatives.

In our Agricultural Products segment, several products are undergoing re-registration in the U.S. and/or a comparable regulatory review by EU governmental authorities. In August 2006, the U.S. Environmental Protection Agency issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide. The IRED proposes cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses while maintaining tolerances for imported commodities (bananas, coffee, rice and sugarcane). The EPA reiterated its proposal in January 2008 with the issuance of a draft Notice of Intent to Cancel. In February 2008, the EPA convened a Scientific Advisory Panel meeting to evaluate scientific issues relevant to the draft Notice of Intent to Cancel carbofuran. At this meeting, the EPA and FMC presented their views on the relevant scientific assessments of carbofuran. Separately, the US Department of Agriculture issued its comments on the draft cancellation notice, stating that carbofuran should continue to be registered. On July 24, 2008, the EPA published a proposal to revoke all carbofuran tolerances under the Federal Food Drug and Cosmetic Act in advance of any issuance of a final Notice of Intent to Cancel under the federal pesticide law. We have responded to that notice, expressing our strong disagreement with the EPA’s proposal to revoke tolerances and our belief that carbofuran residues on food do not pose a threat to human health. If the EPA chooses to revoke tolerances or issue a final Notice of Intent to Cancel which continues to eliminate all carbofuran uses, FMC plans to challenge such decision by requesting review by an administrative law judge. Meanwhile, FMC can continue to sell carbofuran in the United States at this time. Should the EPA issue a final decision to revoke tolerances, the EPA will also decide on when the revocation will take effect. If tolerances are revoked immediately and we cannot obtain a stay of such decision, sales of carbofuran into the relevant crops will be negatively impacted. We expect a final EPA decision on the tolerance revocation proposal in the first half of 2009. The conclusion of any subsequent administrative hearing(s) might take as long as a year from the issuance of a final revocation order. We do not know EPA’s timing on a final Notice of Intent to Cancel the carbofuran registration, though EPA has said it intends to issue such notice after the tolerance revocation decision.

In November 2006, the European Union (“EU”) Commission’s Standing Committee on Animal Health and Food Chain voted not to include our carbofuran, carbosulfan and cadusafos products on the official list of active ingredients approved for continued sale in the EU. We believe the Committee’s decision was based on a flawed underlying scientific review and a failure to take into account all available data. In June 2007, the European Commission published its decisions not to include carbofuran, carbosulfan and cadusafos on the official list of active ingredients approved for continued sale in the EU. The published decisions required EU Member States to de-register the products within six months, and so, FMC ceased its sales of these products in December 2007. We disagreed with the Commission and initiated litigation in the European Community courts, seeking annulment of the carbofuran and carbosulfan decisions; in February 2009, we withdrew those cases. We have also re-submitted cadusafos, carbofuran and carbosulfan for approval on the official list. The outcome of our regulatory resubmissions is uncertain. As expected, the lost sales attributable to the cancellation of EU registrations for carbofuran, carbosulfan and cadusafos had a modest negative impact in this region in 2008, but growth in other products, new registrations and/or label expansions more than offset the unfavorable impact.

We intend to defend vigorously all our products in the U.S. and EU regulatory processes. Several of FMC’s pesticide products will be reviewed in the ordinary course of regulatory programs during 2009 as part of the ongoing cycle of re-registration in countries around the world. In the EU, two of our pyrethroid insecticide products, bifenthrin and zeta-cypermethrin, will be considered for inclusion on the official list of EU-approved active ingredients in 2009. In January 2009, we were informed that the Standing Committee voted in favor of including zeta-cypermethrin on the official list; bifenthrin has not yet been put on the agenda for decision by the Standing Committee. We expect to have a final decision from the Commission on these products by the end of 2009.

Specialty Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2008	2007	$	%
	(in Millions)
Revenue	$764.5	$659.5	$105.0	16%
Operating Profit	152.0	142.7	9.3	7

Revenue of $764.5 million increased 16 percent versus the prior year period of which four percent was the result of revenue from the two acquisitions that closed in the third quarter of 2008. Excluding the effects of these acquisitions, BioPolymer revenues increased 14 percent on volume growth, particularly in food and personal care and price increases to partially offset rising input costs. Lithium revenues increased eight percent versus the prior period where volumes, particularly in primary compounds and specialty organics, have increased.

Segment operating profit of $152.0 million was seven percent higher than the prior year. Price increases were offset by rising raw material and energy costs particularly for seaweed and wood pulp during the period of $41.3 million. To a lesser extent, the introduction of export taxes in Argentina in 2008 also reduced operating profits.

In 2009, we expect full-year revenue growth in the high single digits as result of strong commercial performance in BioPolymer and the full year inclusion of the ISP and CoLiving acquisitions. Full-year segment operating profit growth of approximately 5-10 percent is expected, driven by higher sales partially offset by higher raw material and energy costs.

Industrial Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2008	2007	$	%
	(in Millions)
Revenue	$1,296.9	$1,087.1	$209.8	19%
Operating Profit	201.4	92.5	108.9	118

Revenue of $1,296.9 million increased 19 percent versus the prior year period. Alkali revenues increased 16 percent period-over-period primarily due to higher pricing. Soda ash volumes were up marginally. Peroxygen revenues period-over-period were higher by six percent with higher pricing being partially offset by volume declines in the fourth quarter due to the economic downturn. Foret revenues period-over-period were higher by 31 percent due mainly to higher pricing for phosphates, the effect of a stronger euro and improved electricity selling prices. Foret operates electricity cogeneration facilities and sells excess electricity into the Spanish electrical grid.

Segment operating profit of $201.4 million was 118 percent higher than the prior period. Higher pricing in Alkali and Foret more than offset the increase in raw materials, particularly for phosphate rock for the segment of $54.6 million period over period.

For 2009, we expect full-year revenue to be level compared to prior year as higher selling prices are offset by lower volumes and unfavorable currency translation. Full-year segment operating profit is expected to be flat to down 10 percent, as the higher prices are more than offset by lower volumes and higher raw material and other input costs.

Other Results of Operations

Corporate Expenses

We recorded charges of $49.8 million in 2008 compared to $52.3 million in 2007. The decrease was primarily due to reduced legal costs associated with the legal settlement with Solutia that occurred in 2007. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our consolidated statements of income.

Other income (expense), net

Other income (expense), net is comprised primarily of LIFO inventory adjustments and pension expense. Other expense was $8.6 million in expense in 2008 compared to $12.0 million in expense in 2007. This decrease was primarily due to the mark to market impact of our deferred compensation liability, reduced incentive accruals, lower pension expense partially offset by a charge related to LIFO inventory reserves. Other Income (Expense), Net is included as a component of the line item “Costs of sales and services” on our consolidated statements of income.

Interest Expense, net

The 2008 amount decreased to $31.9 million compared to $34.9 million in 2007 primarily due to the replacement of high-interest fixed-rate U.S. debt with lower interest floating-rate U.S. debt.

Corporate special income (charges)

Restructuring and other charges (income) were $49.6 million in 2008 compared to $164.9 million in 2007. Charges in this category for the year ended December 31, 2008 include the following:

•	A gain on the sale of the Princeton property of $29.0 million, completed on March 18, 2008.

•	A gain on the sale of Foret’s sodium sulfate assets of $3.6 million. Foret is part of our Industrial Chemicals segment.

•

A $31.5 million charge in our Agricultural Products segment due to our decision in 2007 to phase-out operations at our Baltimore, Maryland agricultural chemicals facility. These charges consisted of (i) accelerated depreciation on fixed assets of approximately $27.0 million, (ii) severance and employee benefits of $1.4 million, and (iii) other shutdown charges of $3.1 million. We ceased production at this facility in the second quarter of 2008.

•

A $5.6 million charge in our Agricultural Products segment due to our decision in 2008 to phase-out operations at our Jacksonville, Florida facility. The charge consisted of (i) accelerated depreciation on fixed assets of approximately $3.8 million, (ii) severance and employee benefits of $1.0 million and (iii) other shutdown charges of $0.8 million.

•	A $10.0 million charge related to an agreement in principle to settle a class action alleging violations of antitrust law involving our hydrogen peroxide product in our Industrial Chemicals segment.

•	A $1.0 million charge related to our Agricultural Products segment extending their rights associated with the collaboration and license agreement discussed below.

•

Severance costs due to workforce restructurings of $8.1 million, of which $3.2 million related to our Agricultural Products segment, $0.9 million related to our Specialty Chemicals segment and $4.0 million related to our Industrial Chemicals segment.

•

Asset abandonment charges of $7.0 million, of which $2.2 million related to our Agricultural Products segment, $1.5 million related to our Industrial Chemicals segment and $3.3 million related to our Specialty Chemicals segment. Asset abandonment charges were determined based upon our decision and related analysis to abandon these assets before the end of their previously estimated life.

•

Additionally, we recorded $2.8 million of other charges primarily related to our Industrial Chemicals segment and $16.2 million of charges relating to continuing environmental sites as a Corporate charge.

The restructuring and other charges (income) of $164.9 million recorded in 2007 were a result of the following:

•

Charges totaling $104.9 million for our phase-out of the Agricultural Products chemical facility in Baltimore, Maryland in our Agricultural Products segment. These charges consisted of (i) plant and equipment impairment charges and accelerated depreciation on fixed assets of approximately $98.7 million and (ii) severance and employee benefits of $6.2 million.

•

Solutia legal settlement of $22.5 million in our Industrial Chemicals segment. This settlement was approved by the U.S. Bankruptcy Court in the Southern District of New York (where Solutia had filed for Chapter 11 bankruptcy protection in 2003) on May 1, 2007 without any appeal having been taken.

•

Asset abandonment charges of $12.2 million at Foret which is part of our Industrial Chemicals business. These charges include an impairment charge of $8.2 million related to a co-generation facility at Foret. This facility produced electric power and thermal energy by co-generation for use at one of Foret’s production properties. Additionally, we abandoned certain fixed assets also at Foret and recorded impairment charges of $4.0 million.

•

We recorded $1.8 million of charges related to an agreement to settle state court cases alleging violations of antitrust law involving our microcrystalline cellulose product (“MCC”) in our Specialty Chemicals segment.

•

A $2.0 million charge related to our Agricultural Products segment acquiring the original rights under a collaboration and license agreement with a third-party company for the purpose of obtaining certain technology and intellectual property rights as well as acquiring the rights from a third-party company to develop their proprietary fungicide.

•	$6.8 million of severance costs, of which $5.6 million related to our Industrial Chemicals segment and $1.2 million related to our Agricultural Products segment.

•

$1.1 million of asset abandonment charges in our Industrial Chemicals segment and $3.4 million of other charges primarily in our Industrial Chemicals and Specialty Chemicals segments. Asset abandonment charges were determined based upon our decision and related analysis to abandon these assets before the end of their previously estimated life.

•	$10.2 million relating to continuing environmental sites as a Corporate charge.

Impairment of Perorsa joint venture represents a $1.4 million charge related to the impairment of our Perorsa joint venture in our Industrial Chemicals segment. On the consolidated statements of income this charge is included in “Equity in (earnings) loss of affiliates” for the year ended December 31, 2008.

LIFO inventory correction adjustment represents a non-cash gain of $6.1 million related to an adjustment to our last in, first out (LIFO) inventory reserves as a result of a correction in determining our initial LIFO inventory base year. This gain was recorded to “Costs of sales and services” for the year ended December 31, 2007 in the consolidated statements of income.

Purchase accounting inventory adjustment was a $2.3 million charge related to amortization of the inventory step-up resulting from purchase accounting associated with acquisitions that closed in the third quarter of 2008 in our Specialty Chemicals segment. In purchase accounting, inventory is stepped up from its cost value to estimated selling prices less costs to sell. On the consolidated statements of income, this charge is included in “Costs of sales and services” for the year ended December 31, 2008.

Gain from Astaris joint venture represents a gain of $0.4 million representing the difference between the carrying value of our remaining investment in the Astaris joint venture and cash received from the joint venture. This gain is included in “Equity in (earnings) of affiliates” in the consolidated statements of income for the year ended December 31, 2007. In 2005, Astaris sold substantially all of the assets of its businesses and the buyers also assumed certain of the liabilities of Astaris.

Minority interest associated with restructuring and other income (charges) represents $1.4 million associated with our decision to abandon a co-generation facility at Foret during the second quarter of 2007. This amount is shown in “Minority interests” on the consolidated statements of income for the year ended December 31, 2007.

Loss on extinguishment of debt

We recorded a loss of $0.3 million for the year ended December 31, 2007 which represented losses related to the write off of certain deferred financing fees related to our previous credit agreement which was replaced in the third quarter of 2007 with our new Domestic Credit Agreement. These fees were previously a component of “Other assets” in our consolidated balance sheets. We did not incur any comparable charge for the year ended December 31, 2008.

Provision for income taxes

We recorded a provision of $125.4 million in 2008 compared with a provision of $29.0 million in 2007 resulting in effective tax rates of 27.6 percent and 15.6 percent, respectively. The change in the effective tax rate is primarily a result of a change in the mix of domestic income compared to income earned outside the U.S. Income we earn domestically in typically taxed at rates higher than income earned outside the U.S. The mix of domestic income was impacted by significantly lower Baltimore restructuring charges incurred during 2008 compared to 2007. The effective tax rates were also impacted by tax adjustments recorded during 2008 and 2007. These tax adjustments are described below.

2008 tax adjustments were favorable in the amount of $8.7 million and primarily result from a benefit to adjust our reserve for unrecognized tax benefits due to favorable conclusions to tax audits. Partially offsetting this benefit are charges associated with adjustments for prior years’ tax matters.

2007 tax adjustments were favorable in the amount of $15.4 million and primarily include tax benefits related to the reversal of certain tax valuation allowances. These valuation allowances were no longer necessary because of our expectation that the related deferred tax assets were likely to be realized. Partially offsetting these valuation adjustments were charges associated with adjustments for prior years’ tax matters.

Discontinued operations, net of income tax

Discontinued operations, net of income tax totaled a loss of $24.9 million in 2008 versus a loss of $24.3 million in 2007. The 2008 loss is primarily related to environmental charges associated with our Front Royal and Middleport sites and charges for legal reserves and expenses related to discontinued operations. Discontinued environmental and legal charges include environmental remediation costs at sites of discontinued businesses for which we are responsible for environmental compliance. The 2007 loss is primarily related to environmental charges associated with our Middleport, Front Royal and Modesto sites and charges for legal reserves and expenses related to discontinued operations.

Net income

Net income increased to $304.6 million in 2008 compared with $132.4 million in 2007 primarily due to higher profits in all three of our segments and significantly reduced restructuring and other charges (income).

Year Ended December 31, 2007 compared to December 31, 2006

In the following discussion, “year” refers to the year ended December 31, 2007 and “prior year” refers to the year ended December 31, 2006. Additionally, in the discussion below, please refer to our chart on page 30 under “Overview”. All comparisons are between the periods unless otherwise noted.

Segment Results

Agricultural Products

	Year Ended December 31,		Increase/ (Decrease)
	2007	2006	$	%
	(in Millions)
Revenue	$889.7	$765.9	$123.8	16%
Operating Profit	207.0	149.9	57.1	38

Revenue in Agricultural Products was $889.7 million, an increase of 16 percent versus the prior year. Revenues in Latin America grew by 28 percent; Europe, Middle East and Africa grew by 12 percent; Asia grew by 18 percent; and North America revenues declined by two percent. All crop markets benefited from higher commodity prices and, in addition, Brazil benefited from increased planted acres. Sales growth in Europe was driven by increased demand for biofuels crops, new product introductions and the benefits of the stronger Euro. In Asia, sales increased due to better growing conditions in several countries. North America revenues declined due primarily to weak housing markets and increased competitiveness in non-crop markets.

Segment operating profit was $207.0 million, an increase of 38 percent from the year earlier, as a result of the higher revenue and favorable product mix. Selling and distribution costs increased $16.3 million to support the higher revenues. Additionally, higher energy and raw materials costs were offset by continued global supply chain productivity improvements.

Specialty Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2007	2006	$	%
	(in Millions)
Revenue	$659.5	$592.8	$66.7	11%
Operating Profit	142.7	118.8	23.9	20

Revenue in Specialty Chemicals was $659.5 million, an increase of 11 percent versus the prior year. BioPolymer revenues increased nine percent on strong commercial performance in both pharmaceutical and food markets. Lithium revenues increased 16 percent driven by higher selling prices for primary lithium compounds.

Segment operating profit of $142.7 million increased 20 percent versus the prior year due to higher sales, improved mix, which more than offset increased raw material and energy costs of $15.4 million.

Industrial Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2007	2006	$	%
	(in Millions)
Revenue	$1,087.1	$990.9	$96.2	10%
Operating Profit	92.5	96.7	(4.2)	(4)

Revenue in Industrial Chemicals was $1,087.1 million, an increase of 10 percent versus the prior year. Alkali revenues increased nine percent period-over-period primarily due to higher pricing. Soda ash volumes were up marginally. Peroxygen revenues period-over-period were three percent higher due to higher volumes. Foret revenues period-over-period were higher by 13 percent with higher volumes being offset by lower prices for phosphates, hydrogen peroxide, bleachers and the sales of electricity. Foret operates electricity cogeneration facilities and excess electricity is sold into the Spanish electrical grid.

Segment operating profit of $92.5 million decreased four percent versus the prior year, due to higher energy and raw material costs across the segment of $24.9 million more than offset the positive impact of higher sales.

Other Results of Operations

Corporate Expenses

We recorded charges of $52.3 million in 2007 compared to $46.2 million in 2006, due to higher incentive compensation expenses. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our consolidated statements of income.

Other income (expense), net

Other income (expense), net is comprised primarily of LIFO inventory adjustments and pension expense. Other expense increased to $12.0 million in the year ended December 31, 2007 compared to income of $3.0 million in the year ended December 31, 2006. During 2006 inventory balances were reduced in the U.S. due to liquidation of inventory quantities carried at lower costs as compared with the cost of 2006 purchases. This resulted in income recorded in 2006 related to a decrease in LIFO inventory reserves that did not repeat in 2007. Other Income (Expense), Net is included as a component of the line item “Costs of sales and services” on our consolidated statements of income.

Interest expense, net

The 2007 amount increased to $34.9 million compared to $32.9 million in 2006 primarily due to a reduction in interest income caused by lower cash balances.

Corporate special income (charges)

Restructuring and other charges (income) were $164.9 million in 2007 compared to $76.8 million in 2006. Charges in this category for the year ended December 31, 2007 include the following:

•

Charges totaling $104.9 million for our phase-out of the Agricultural Products chemical facility in Baltimore, Maryland in our Agricultural Products segment. These charges consisted of (i) plant and equipment impairment charges and accelerated depreciation on fixed assets of approximately $98.7 million and (ii) severance and employee benefits of $6.2 million.

•

Solutia legal settlement of $22.5 million in our Industrial Chemicals segment. This settlement was approved by the U.S. Bankruptcy Court in the Southern District of New York (where Solutia had filed for Chapter 11 bankruptcy protection in 2003) on May 1, 2007 without any appeal having been taken.

•

Asset abandonment charges of $12.2 million at Foret which is part of our Industrial Chemicals business. These charges include an impairment charge of $8.2 million related to a co-generation facility at Foret. This facility produced electric power and thermal energy by co-generation for use at one of Foret’s production properties. Additionally, we abandoned certain fixed assets also at Foret and recorded impairment charges of $4.0 million.

•

We recorded $1.8 million of charges related to an agreement to settle state court cases alleging violations of antitrust law involving our microcrystalline cellulose product (“MCC) in our Specialty Chemicals segment.

•

A $2.0 million charge related to our Agricultural Products segment acquiring the original rights under the collaboration and license agreement with a third-party company for the purpose of obtaining certain technology and intellectual property rights and acquiring the rights from a third-party company to develop their proprietary fungicide.

•	$6.8 million of severance costs, of which $5.6 million related to our Industrial Chemicals segment and $1.2 million related to our Agricultural Products segment.

•

$1.1 million of asset abandonment charges in our Industrial Chemicals segment and $3.4 million of other charges primarily in our Industrial Chemicals and Specialty Chemicals segments. Asset abandonment charges were determined based upon our decision and related analysis to abandon these assets before the end of their previously estimated life.

•	$10.2 million relating to continuing environmental sites as a Corporate charge.

The restructuring and other charges (income) of $76.8 million recorded in 2006 were a result of the following:

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

•

The European Commission imposed a fine on us regarding alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1997-1999 which we have appealed. This fine is associated with our Industrial Chemicals segment. We have recorded a charge of €25 million ($30 million at then-prevailing exchange rates) for this fine.

•

We announced a plan to redeploy our discovery research and development resources within our Agricultural Products segment to shorten the innovation cycle and accelerate the delivery of new product and technologies. We incurred $3.4 million of severance charges as a result of this decision. We also abandoned assets as a result of these decisions and recorded a charge of $1.9 million.

•

A charge of $2.0 million related to our Agricultural Products segment entering into development agreements with a third-party company whereby we were given the right to develop further one of such party’s products in certain geographic markets.

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

LIFO inventory correction adjustment represents a non-cash gain of $6.1 million related to an adjustment to our last in, first out (LIFO) inventory reserves as a result of a correction in determining our initial LIFO inventory base year. This gain was recorded to “Costs of sales and services” for the year ended December 31, 2007 in the consolidated statements of income.

Gain from Astaris joint venture represents a gain of $0.4 million representing the difference between the carrying value of our remaining investment in the Astaris joint venture and cash received from the joint venture. This gain is included in “Equity in (earnings) of affiliates” in the consolidated statements of income for the year ended December 31, 2007. In 2005, Astaris sold substantially all of the assets of its businesses and the buyers also assumed certain of the liabilities of Astaris.

Minority interest associated with restructuring and other income (charges) represents $1.4 million associated with our decision to abandon the co-generation facility at Foret during the second quarter of 2007. This amount is shown in “Minority interests” on the consolidated statements of income for the year ended December 31, 2007.

Loss on extinguishment of debt

We recorded a loss of $0.3 million for the year ended December 31, 2007 which represented losses related to the write off of certain deferred financing fees related to our previous credit agreement which was replaced in the third quarter of 2007 with our new Domestic Credit Agreement. We did not incur any comparable charge for the year ended December 31, 2006.

Provision for income taxes

We recorded a provision of $29.0 million in 2007 compared with a provision of $68.3 million in 2006 reflecting effective tax rates of 15.6 percent and 32.2 percent, respectively. The change in effective tax rates is the result of tax adjustments resulting in a tax benefit in 2007 as opposed to tax adjustments resulting in a tax charge in 2006. These tax adjustments are described below. The change in effective rates is also a result of the mix of domestic income compared to income earned outside the U.S. and the European Commission fine of €25 million ($30 million at then-prevailing exchange rates) incurred in 2006 that was nondeductible for tax purposes in 2006.

2007 tax adjustments were favorable in the amount of $15.4 million and primarily include tax benefits related to the reversal of certain tax valuation allowances. These valuation allowances were no longer necessary because of our expectation that the related deferred tax assets were likely to be realized. Partially offsetting these valuation adjustments were charges associated with adjustments for prior years’ tax matters.

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

Net Income

Net income increased to $132.4 million in 2007 compared with $131.3 million in 2006 and was primarily attributable to higher earnings in our Agricultural Products and Specialty Chemicals segments mostly offset by higher restructuring and other charges (income) due to the Baltimore facility shut down.

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

There were no borrowings under the new facility at inception, and our prior credit agreement dated as of June 21, 2005 was terminated. Obligations under the prior credit agreement and related transaction costs, fees, and expenses for the new Agreement were paid with available cash. Loans under the new facility bear interest at a floating rate, either a base rate as defined, or the applicable euro currency rate for the relevant term plus an applicable margin. The margin is 0.35 percent per year, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At December 31, 2008, the applicable borrowing rates under our Domestic Credit Agreement ranged from 0.82 to 3.25 percent per annum.

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

Loans under the European Credit Agreement bear interest at a euro currency base rate, which for loans denominated in euros is the Euro InterBank Offered Rate, and for loans denominated in dollars is London Interbank Offered Rate (“LIBOR”) in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the rating assigned to FMC by each of Moody’s and S&P. At December 31, 2008 the applicable margin was 0.35 percent and the applicable borrowing rates under the European Credit Agreement ranged from 3.06 to 5.64 percent per annum.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the year ended December 31, 2008 was 1.0 which is within the maximum leverage of 3.5. Our actual interest coverage for the year ended December 31, 2008 was 20.0 which is within the minimum interest coverage of 3.5. We were in compliance with all covenants at December 31, 2008.

At December 31, 2008 and 2007, we had $157.2 million and $171.7 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement, resulting in available funds of $150.2 million and $147.1 million, respectively.

We had $203.0 million in borrowings under our Domestic Credit Agreement at December 31, 2008 compared to no borrowings at December 31, 2007. Letters of credit outstanding under the Domestic Credit Agreement totaled $151.5 million and $146.9 million at December 31, 2008 and 2007, respectively. Available funds under the Domestic Credit Agreement were $245.5 million at December 31, 2008 and $453.1 million at December 31, 2007.

Cash and cash equivalents at December 31, 2008 and 2007 were $52.4 million and $75.5 million, respectively. We had total debt of $623.6 million and $545.2 million at December 31, 2008 and 2007, respectively. This included $592.9 million and $419.6 million of long-term debt (excluding current portions of $2.1 million and $77.7 million) at December 31, 2008 and 2007, respectively. Short-term debt, which consists of foreign borrowings, decreased to $28.6 million at December 31, 2008 compared to $47.9 million at December 31, 2007. The $97.7 million increase in total long-term debt at December 31, 2008 from December 31, 2007 was primarily due to increased borrowing under the Domestic Credit Agreement.

Statement of Cash Flows

Cash provided by operating activities was $357.4 million for 2008 compared to $314.7 million for 2007 and $307.2 million for 2006. The increase in cash provided by operating activities in 2008 compared to 2007 reflected higher earnings from continuing operations excluding noncash items partially offset by an increase in working capital to support our higher trading activities. The more significant noncash items included with our earnings include depreciation and amortization, restructuring and other charges (income) and deferred income taxes. Receivables increased as a result of stronger year over year sales in all of our businesses and particularly in our Agricultural Products business in Brazil where payment terms are generally longer than in our other businesses. In addition, sales activity of the recent acquisition of ISP in the third quarter of 2008 added $12 million to our receivables at December 31, 2008. Our collections experience for all businesses during the year has, with limited exceptions, shown no deterioration year over year. Inventories increased to support the needs of our higher trading activities and as a result of the higher energy and raw material costs, particularly for phosphate rock. Accounts payable increased mainly as a result of the higher inventory levels and the increased cost of raw materials. The net remaining change in the other working capital items primarily represents timing associated with a number of miscellaneous accruals and prepaid expenses as well as higher spending for asset retirement obligations.

The increase in cash provided by operating activities in 2007 compared to 2006 reflected higher earnings from continuing operations excluding noncash items partially offset by an increase in working capital to support our higher trading activities. The more significant noncash items included with our earnings include depreciation and amortization, restructuring and other charges (income) and deferred income taxes. Receivables increased as a result of stronger year over year sales in all of our businesses and particularly in our Agricultural Products business in Brazil where terms are generally longer than in our other businesses. Inventories increased to support the needs of our higher trading activities and for temporary buffer stocks to manage the transition of the supply chain in Agricultural Products from our Baltimore plant, which was in the processes of being shutdown, to third party contract manufacturers. Accounts payable increased mainly as a result of the higher inventory levels.

Cash required by operating activities of discontinued operations was $49.8 million for 2008 compared to cash required of $45.1 million and $43.2 million in 2007 and 2006, respectively. The change in 2008 compared to 2007 was due to increased environmental spending for discontinued sites in 2008. The change in 2007 compared to 2006 was due to the absence of proceeds from the sale of land in San Jose, California partially offset by lower discontinued operations environmental spending. The majority of the spending for our discontinued operations was for environmental remediation on discontinued sites. Discontinued environmental spending was $32.2 million in 2008 compared to $22.4 million in 2007 and $44.1 million in 2006.

Cash required by investing activities for 2008 was $191.7 million compared to cash required by investing activities of $120.6 million in 2007 and cash required by investing activities of $109.8 in 2006. The increase in cash required in 2008 was driven primarily by our net acquisition spending of $90.6 million and an increase in our capital expenditure spending primarily in our Industrial Chemicals segment partially offset by proceeds from the sale of the Princeton property of $59.4 million and the sale of sodium sulfate assets of $16.7 million. The increase in cash required in 2007 was a result of lower proceeds from the sales of investments and assets held for sale and an increase in other investing activities which represents increases to long-term deferred costs.

Cash required by financing activities for 2008 was $137.5 million compared to cash required by financing activities of $243.4 million in 2007 and cash required by financing activities of $198.5 million in 2006. The change in 2008 compared to 2007 was due primarily to increased borrowings under our committed credit facilities partially offset by higher repayments of long-term debt and repurchases of common stock. The increase in 2007 compared to 2006 was primarily due to higher repurchases of common stock and lower proceeds from the issuances of common stock which primarily represent cash received from the exercise of stock options.

For the years ended December 31, 2007 and 2006, we contributed approximately 2,000 and 470,000 shares of treasury stock to our employee benefit plans having a cost of $0.1 million and $17.3 million, respectively, which is considered a non-cash activity. We had no such comparable activity in the year ended December 31, 2008.

Other potential liquidity needs

Our cash needs for 2009 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, contributions to our pension plans, environmental spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our committed revolving credit facilities. We continually evaluate our options for divesting real estate holdings and property, plant and equipment that are no longer integral to any of our core operating businesses.

Projected 2009 capital expenditures are expected to be consistent with 2008 levels.

Projected 2009 spending includes approximately $31.2 million of net environmental remediation spending. This spending does not include expected spending of approximately $15.4 million in 2009 on capital projects relating to environmental control facilities. Also, we expect to spend approximately $24.5 million in 2009 for environmental compliance costs, which we will include as a component of costs of sales and services in our consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls above the foregoing projections.

During 2008, the world equity markets were down significantly, exemplified by the S&P 500 index in the U.S. being down 37 percent. Our U.S. qualified defined benefit pension plan (“U.S. Plan”) assets fell from $829.4 million at December 31, 2007 to $ 563.9 million at December 31, 2008. Our U.S. Plan assets comprise approximately 93 percent of our total plan assets with the difference representing plan assets related to foreign pension plans. We have reduced our expected return on our U.S. Plan assets from 8.75 percent in 2008 to 8.5 percent in 2009. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 9.51 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 2.75 percent, is between 8.75 percent and 10.75 percent for equities, and between 4.25 percent and 7.75 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumptions for the rate of return on assets. This lower expected return on plan assets, along with decreased assets and the amortization of actuarial losses primarily associated with the equity market decline in 2008 are estimated to increase our net periodic benefit costs by approximately $5.7 million during 2009 compared to 2008. Under The Pension Protection Act of 2006, we are not required to make a minimum level of funding into the U.S. Plan during 2009, however, in order to reduce future funding volatility we intend to contribute $75 million in 2009 versus $30 million contributed in 2008 and 2007. We do not believe that the additional contribution will have a significant negative impact on our current and future liquidity needs. However a continuation of the volatility of interest rates and negative equity returns under current market conditions may require greater contributions to the Plan in the future.

In April 2008, the Board of Directors approved a quarterly cash dividend of $0.125 per share. This represents an increase of $0.02 above our previous rate of $0.105 per share. We declared dividends aggregating $35.7 million to our shareholders of record during the year 2008, and $9.1 million of this amount is included in “Accrued and other liabilities” on the consolidated balance sheet as of December 31, 2008.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over a two-year period. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans. During the twelve months ended December 31, 2008, we repurchased 3,503,914 of our shares at an aggregate cost of $185.2 million under the publicly announced program.

Commitments

In 2001, we split FMC into separate chemical and machinery companies and we refer to the spun-off company, FMC Technologies, Inc. as “Technologies” throughout this Annual Report. We agreed to guarantee the performance by Technologies of a debt instrument (see Note 18 to the consolidated financial statements in this Form 10-K). As of December 31, 2008, these guaranteed obligations totaled $0.8 million compared to $1.6 million at December 31, 2007.

We guarantee repayment of some of the borrowings of certain foreign subsidiaries accounted for using the equity method. The other equity owners provide parallel agreements. We also guarantee the repayment of a borrowing of a minority equity holder in a foreign subsidiary that we consolidate in our financial statements. As of December 31, 2008 and 2007, these guarantees had maximum potential payments of $6.8 million and $6.9 million, respectively.

We also provide guarantees to financial institutions on behalf of certain Agricultural Product customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $20.3 million and $29.7 million at December 31, 2008 and 2007, respectively, and are recorded on the consolidated balance sheets for each date as “Guarantees of vendor financing”.

Short-term debt consisted of foreign credit lines at December 31, 2008 and December 31, 2007. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

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

Our total significant committed contracts that we believe will affect cash over the next four years and beyond are as follows:

Contractual Commitments	Expected Cash Payments by Year
	2009	2010	2011	2012	2013 & beyond	Total
	(in Millions)
Debt maturities (1)	$2.1	$157.7	$50.8	$203.0	$181.8	$595.4
Contractual interest (2)	26.3	25.9	17.8	13.9	181.8	265.7
Lease obligations (3)	30.2	28.4	26.1	23.2	111.0	218.9
Forward energy and foreign exchange contracts	39.5	0.6	—	—	—	40.1
Purchase obligations (4)	36.5	18.9	13.9	12.3	16.2	97.8

Total (5)	$134.6	$231.5	$108.6	$252.4	$490.8	$1,217.9

(1)	Excluding discounts.
(2)	Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We had $388.8 million of long-term debt subject to variable interest rates at December 31, 2008. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2008. Variable rates are market determined and will fluctuate over time.
(3)	Before recoveries. Includes payments related to our Princeton property discussed in Note 8 to our consolidated financial statements included in this Form 10-K.
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

(5)	As of December 31, 2008 the liability for uncertain tax positions was $42.4 million and this liability is excluded from the table above. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonable reliable estimate of the amount and periods in which these liabilities might be paid.

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of restructuring and other charges (income). Since we are not required to make the payment during the appeal process, which may extend beyond one year, the liability has been classified as long-term in the consolidated balance sheets as of December 31, 2008 and 2007. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a rate, which as of December 31, 2008, was 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At December 31, 2008, the amount of the letter of credit was €28.2 million (U.S. $39.4 million).

In 2004, we also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. We have since learned that Degussa AG was a leniency applicant in the investigation and that Solvay, S.A. and Akzo Nobel Chemicals International B.V. have pled guilty to Sherman Act violations during the period July 1, 1998 through December 1, 2001. On December 29, 2008 we received notice from the Department of Justice that it has closed the investigation without filing charges against FMC.

In connection with these two matters, in February 2005 putative class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class in January 2007. On December 30, 2008, the Court of Appeals vacated the class certification order and remanded the case for further proceedings in the District Court. Shortly thereafter, FMC reached an agreement in principle to settle with the class for $10 million, subject to final documentation and approval by the Court. This amount was included as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. The Court has already finally approved settlements with four of the six original defendant groups, who collectively paid approximately $90 million. Seventeen companies (predominantly paper producers) have opted out of certain of the settlements with other defendants. Certain of the defendants in the class action have settled those opt out claims for undisclosed amounts. Six of the 17 opt outs have filed suit against FMC and Foret in the United States District Court for the Eastern District of Pennsylvania and one has sued FMC as well as two other producers. These cases have been assigned to the same judge as the class action. Two other opt out cases have been pending for some time against FMC and other hydrogen peroxide producers, and in August of 2008, Foret was added as a defendant to these cases. The stay of all these actions entered by the

District Court during the class certification appeal remains in place. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. A motion for class certification is pending.

Another antitrust class action previously brought in Federal Court in the Eastern District of Pennsylvania alleging violations of antitrust laws involving our microcrystalline cellulose product was settled for $25.0 million, the same amount paid by our codefendant Asahi Kasei Corporation. The Court approved this settlement in November 2006. The claims of plaintiffs who opted out of the class settlement were also settled late in 2006 for $0.7 million. The above amounts for 2006 have been reflected in “Restructuring and other charges” in our consolidated statement of income for the year ended December 31, 2006. The parties have also reached an agreement to settle a related state court case pending in California, for a total for $2.5 million, with the Company and Asahi Kasei each contributing $1.25 million. This settlement was approved by the California state court in November 2007. A third related state class action against FMC in Tennessee state court has been settled for $0.5 million. This settlement was approved by the Tennessee state court in November 2008. The above amounts for 2007 have been reflected in “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2007.

We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Based on information currently available and established reserves the ultimate resolution of our known contingencies, including the matters described in Note 18 to our consolidated financial statements included in this Form 10-K, is not expected to have a material adverse effect on our consolidated financial position or liquidity. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Recently Adopted and Issued Accounting Pronouncements and Regulatory Items

See Note 2 to our consolidated financial statements included in this Form 10-K.

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

Estimated obligations to remediate sites that involve oversight by the Environmental Protection Agency (EPA), or similar government agencies, are generally accrued no later than when a Record of Decision (ROD), or equivalent, is issued, or upon completion of a Remedial Investigation/Feasibility Study (RI/FS) that is submitted by us to the appropriate government agency or agencies. Estimates are reviewed quarterly by our environmental remediation management, as well as by financial and legal management and, if necessary, adjusted as additional information becomes available. The estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods, and other actions by or against governmental agencies or private parties.

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

Included in the environmental reserve balance, other assets and reasonably possible loss contingencies for 2008 are potentially recoverable amounts from third party insurance policies, and some of these amounts have been recognized as offsetting recoveries in 2008.

Provisions for environmental costs are reflected in income, net of probable and estimable recoveries from named Potentially Responsible Parties (PRPs) or other third parties. Such provisions incorporate inflation and are not discounted to their present values.

In calculating and evaluating the adequacy of our environmental reserves, we have taken into account the joint and several liability imposed by Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and the analogous state laws on all PRPs and have considered the identity and financial condition of each of the other PRPs at each site to the extent possible. We have also considered the identity and financial condition of other third parties from whom recovery is anticipated, as well as the status of our claims against such parties. Although we are unable to forecast the ultimate contributions of PRPs and other third parties with absolute certainty, the degree of uncertainty with respect to each party is taken into account when determining the environmental reserve by adjusting the reserve to reflect the facts and circumstances on a site-by-site basis. Our liability includes our best estimate of the costs expected to be paid before the consideration of any potential recoveries from third parties. We believe that any recorded recoveries related to PRPs are realizable in all material respects. Recoveries are recorded as either an offset in “Environmental liabilities, continuing and discontinued” or as “Other Assets” in our consolidated balance sheets.

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

We perform an annual impairment test of goodwill in the third quarter. The assumptions used to estimate fair value include our best estimate of future growth rates, discount rates and market conditions over a reasonable period. We performed this test in 2008 and determined that no impairment charge was required.

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

We recorded $6.9 million, $11.5 million and $15.1 million of net annual pension and other postretirement benefit cost in 2008, 2007 and 2006, respectively.

We are required to recognize in our consolidated balance sheet the total underfunded status of our defined benefit postretirement plans. The underfunded status is defined as the difference between the fair value of the plan assets and the projected benefit obligation. At December 31, 2008 and 2007, our net underfunded status recorded on our consolidated balance sheets was $376.2 million and $110.6 million, respectively.

We made voluntary cash contributions to our U.S. qualified pension plan of $30.0 million in both 2008 and 2007. In addition, we paid nonqualified pension benefits from company assets of $5.8 million and $3.0 million, for 2008 and 2007, respectively. We paid other postretirement benefits, net of participant contributions, of $4.7 million in both 2008 and 2007. Our estimated cash contributions for 2009 include approximately $6.1 million in nonqualified pension benefits, $4.1 million in other postretirement benefits, and we plan to make voluntary cash contributions to our U.S. qualified pension plan of approximately $75 million.

We select the discount rate used to calculate pension and other postretirement obligations based on a review of available yields on high-quality corporate bonds, including Moody’s Investors Service, Inc. (“Moody’s”) Aa-rated Corporate and Industrial bond indices. In selecting the discount rate for 2008, we placed particular emphasis on a yield-curve approach designed by our actuary to derive an appropriate discount rate for computing the present value of the future cash flows associated with our pension and other postretirement obligations taking into consideration both the timing and amount of the cash flows. The specific interest rates supporting the yield curve were derived from calculated returns (yields) from a portfolio of high-quality (Aa-graded or higher) bond investments constructed by our actuary.

In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 9.51 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 2.75 percent, is between 8.75 percent and 10.75 percent for equities, and between 4.25 percent and 7.75 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumption for the rate of return on assets. We continually monitor the appropriateness of this rate in light of current market conditions. For the sensitivity of our pension costs to incremental changes in assumptions see our discussion below.

Sensitivity analysis related to key pension and postretirement benefit assumptions.

A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $45.4 million at December 31, 2008 and $52.5 million at December 31, 2007, and decreased pension and other postretirement benefit costs by $0.5 million, $3.7 million and $5.2 million for 2008, 2007 and 2006, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $49.7 million at December 31, 2008 and $57.7 million at December 31, 2007, and increased pension and other postretirement benefit net periodic benefit cost by $0.5 million, $6.1 million and $5.9 million for 2008, 2007 and 2006, respectively.

A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $4.2 million, $4.0 million and $3.6 million for 2008, 2007 and 2006, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $4.2 million, $4.0 million and $3.6 million for 2008, 2007 and 2006, respectively.

Further details on our pension and other postretirement benefit obligations and net periodic benefit costs (benefits) are found in Note 13 to our consolidated financial statements in this Form 10-K.

Income taxes

We have recorded a valuation allowance to reduce deferred tax assets to the amount that we believe is more likely than not to be realized. In assessing the need for this allowance, we have considered a number of factors including future income, the jurisdictions in which such income is earned and our ongoing tax planning strategies. In the event that we determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Similarly, should we conclude that we would be able to realize certain deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. At December 31, 2008 and 2007, the valuation allowance was $55.3 million and $65.1 million, respectively.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Dividends

In April 2008, the Board of Directors approved a quarterly cash dividend of $0.125 per share. This represents an increase of $0.02 above our previous rate of $0.105 per share. We declared dividends aggregating $35.7 million to our shareholders of record during the year 2008, and $9.1 million of this amount is included in “Accrued and other liabilities” on the consolidated balance sheet as of December 31, 2008. Total cash dividends of $34.4 million, $29.7 million and $21.0 million were paid in 2008, 2007 and 2006, respectively.

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

At December 31, 2008, our net financial instrument position was a net liability of $39.9 million compared to a net liability of $3.2 million at December 31, 2007. The change in the net financial instrument position was primarily due to higher unrealized losses in our commodity and foreign exchange portfolios.

Commodity Price Risk

Energy costs are approximately 13 percent of our costs of sales and services and are well balanced among coal, electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at December 31, 2008 and December 31, 2007 with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease of the net liability position of $7.6 million at December 31, 2008 compared to a $9.7 million decrease in the net liability position at December 31, 2007. As a result, at December 31, 2007, the net liability position would have become a net asset position. A 10 percent decrease in energy market prices would result in an increase of $7.6 million in the net liability position at December 31, 2008 compared to an increase of $9.7 million in the net liability position at December 31, 2007.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2008 and December 31, 2007, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in an increase of $10.9 million in the net liability position at December 31, 2008. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in an increase of $17.6 million in the net liability position at December 31, 2007. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in a decrease of $11.8 million in the net liability position at December 31, 2008, compared to a decrease of $17.6 million in the net liability position at December 31, 2007. As a result, at December 31, 2007, the net liability position would have become a net asset position.

Interest Rate Risk

One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2008 and December 31, 2007, we had no interest rate swap agreements.

Our debt portfolio, at December 31, 2008, is composed of 33 percent fixed-rate debt and 67 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Domestic and European Credit Agreements, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt in our debt portfolio at December 31, 2008, a one percentage point increase or decrease in interest rates then in effect would have increased or decreased gross interest expense for 2008 by $4.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

(1)	Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

(2)	Consolidated Balance Sheets as of December 31, 2008 and 2007

(3)	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

(4)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

(5)	Notes to Consolidated Financial Statements

(6)	Report of Independent Registered Public Accounting Firm

(7)	Management’s Report on Internal Control over Financial Reporting

(8)	Report of Independent Registered Public Accounting Firm

FMC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(in Millions, Except Per Share Data)
Revenue	$3,115.3	$2,632.9	$2,345.9
Costs and expenses
Costs of sales and services	2,134.4	1,830.1	1,636.5
Selling, general and administrative expenses	336.8	315.3	284.9
Research and development expenses	93.8	94.6	96.9
Restructuring and other charges (income)	49.6	164.9	76.8

Total costs and expenses	2,614.6	2,404.9	2,095.1

Income from continuing operations before equity in (earnings) loss of affiliates, minority interests, interest income and expense, loss on extinguishment of debt and income taxes	500.7	228.0	250.8
Equity in (earnings) loss of affiliates	(3.1)	(2.5)	(2.3)
Minority interests	17.0	9.6	7.8
Interest income	(1.0)	(2.3)	(9.1)
Interest expense	32.9	37.2	42.0
Loss on extinguishment of debt	—	0.3	—

Income from continuing operations before income taxes	454.9	185.7	212.4
Provision for income taxes	125.4	29.0	68.3

Income from continuing operations	329.5	156.7	144.1
Discontinued operations, net of income taxes	(24.9)	(24.3)	(12.8)

Net income	$304.6	$132.4	$131.3

Basic earnings (loss) per common share
Continuing operations	$4.47	$2.08	$1.88
Discontinued operations	(0.34)	(0.32)	(0.17)

Net income	$4.13	$1.76	$1.71

Diluted earnings (loss) per common share
Continuing operations	$4.35	$2.02	$1.82
Discontinued operations	(0.33)	(0.31)	(0.16)

Net income	$4.02	$1.71	$1.66

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(in Millions, Except Share and Par Value Data)
ASSETS
Current assets
Cash and cash equivalents	$52.4	$75.5
Trade receivables, net of allowance of $16.3 in 2008 and $18.0 in 2007	687.7	599.7
Inventories	380.8	275.0
Prepaid and other current assets	135.0	126.9
Deferred income taxes	176.9	117.0

Total current assets	1,432.8	1,194.1
Investments	20.6	20.6
Property, plant and equipment, net	939.2	934.7
Goodwill	197.0	180.2
Other assets	160.7	144.8
Deferred income taxes	243.6	259.0

Total assets	$2,993.9	$2,733.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$28.6	$47.9
Current portion of long-term debt	2.1	77.7
Accounts payable, trade and other	372.3	327.4
Accrued and other liabilities	188.8	136.7
Accrued payroll	58.6	57.9
Accrued customer rebates	53.6	55.4
Guarantees of vendor financing	20.3	29.7
Accrued pension and other postretirement benefits, current	10.2	10.6
Income taxes	24.6	8.1

Total current liabilities	759.1	751.4
Long-term debt, less current portion	592.9	419.6
Accrued pension and other postretirement benefits, long-term	366.1	100.2
Environmental liabilities, continuing and discontinued	158.8	160.1
Reserve for discontinued operations	37.5	33.5
Other long-term liabilities	113.1	145.9
Minority interests in consolidated companies	63.5	58.4
Commitments and contingent liabilities (Note 18)

Stockholders’ equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued or outstanding in 2008 or 2007	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2008 and 2007 92,991,896 issued in 2008 and 2007	9.3	9.3
Capital in excess of par value of common stock	395.5	407.5
Retained earnings	1,524.7	1,255.8
Accumulated other comprehensive income (loss)	(276.1)	(9.9)
Treasury stock, common, at cost; 20,481,937 shares in 2008 and 17,862,495 shares in 2007	(750.5)	(598.4)

Total stockholders’ equity	902.9	1,064.3

Total liabilities and stockholders’ equity	$2,993.9	$2,733.4

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(in Millions)
Cash provided (required) by operating activities of continuing operations:
Net Income	$304.6	$132.4	$131.3
Discontinued operations	24.9	24.3	12.8
Income from continuing operations	$329.5	$156.7	$144.1
Adjustments to reconcile income from continuing operations to cash provided (required) by operating activities:
Depreciation and amortization	124.2	133.7	131.8
Restructuring and other charges (income)	49.6	164.9	76.8
Equity in (earnings) loss of affiliates	(3.1)	(2.5)	(2.3)
Deferred income taxes	96.9	6.5	56.8
Minority interests	17.0	9.6	7.8
Loss on extinguishment of debt	—	0.3	—
Other	25.8	6.8	10.9
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(99.0)	(48.6)	(31.2)
Guarantees of vendor financing	(9.4)	4.1	(4.8)
Inventories	(91.6)	(39.6)	21.9
Other current assets and other assets	(43.0)	(16.0)	(23.1)
Accounts payable	52.0	10.5	(12.3)
Accrued payroll, other current liabilities and other liabilities	(10.4)	(0.6)	(3.1)
Income taxes	0.6	9.1	17.2
Accrued pension and other postretirement benefits, net	(46.8)	(42.1)	(40.1)
Environmental spending, continuing	(13.6)	(8.3)	(4.0)
Restructuring and other spending	(21.3)	(29.8)	(39.2)

Cash provided (required) by operating activities	357.4	314.7	307.2

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued	(32.2)	(22.4)	(44.1)
Proceeds from sale of formerly environmentally impaired property	—	—	25.3
Payments of other discontinued reserves	(17.6)	(22.7)	(24.4)

Cash provided (required) by operating activities of discontinued operations	(49.8)	(45.1)	(43.2)

Cash provided (required) by investing activities:
Capital expenditures	(174.8)	(115.4)	(115.6)
Proceeds from disposal of property, plant and equipment	5.7	5.6	5.3
Proceeds from sale of Princeton property	59.4	—	—
Proceeds from sale of sodium sulfate assets	16.7	—	—
Proceeds from sale of investments and assets held for sale	—	—	11.7
Acquisitions, net of cash acquired	(90.6)	—	—
Acquisition of mineral rights	—	—	(9.0)
Distributions from Astaris	—	4.4	—
Other investing activities	(8.1)	(15.2)	(2.2)

Cash provided (required) by investing activities	(191.7)	(120.6)	(109.8)

Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	203.0	—	—
Increase (decrease) in other short-term debt	(17.7)	(5.1)	(27.1)
Financing fees	—	(0.7)	—
Repayment of long-term debt	(102.1)	(95.9)	(91.5)
Distributions to minority partners	(12.5)	(10.2)	(7.3)
Dividends paid	(34.4)	(29.7)	(21.0)
Issuances of common stock, net	13.1	14.6	40.6
Repurchases of common stock	(186.9)	(116.4)	(92.2)

Cash provided (required) by financing activities	(137.5)	(243.4)	(198.5)

Effect of exchange rate changes on cash and cash equivalents	(1.5)	4.4	3.4

Increase (decrease) in cash and cash equivalents	(23.1)	(90.0)	(40.9)
Cash and cash equivalents, beginning of year	75.5	165.5	206.4

Cash and cash equivalents, end of year	$52.4	$75.5	$165.5

Cash paid for interest was $37.8 million, $31.3 million and $44.3 million, and income taxes paid, net of refunds was $24.0 million net payments, $16.4 million net payments and $4.3 million net refunds in 2008, 2007, and 2006. For the years ended December 31, 2007 and 2006, we contributed approximately 2,000 and 470,000 shares, respectively, of treasury stock to our employee benefit plans having a cost of $0.1 million and $17.3 million, respectively, which is considered a non-cash activity. We had no such comparable activity in the year ended December 31, 2008.

See Note 8 regarding non-cash activity related to the Princeton lease.

See Note 15 regarding quarterly cash dividend.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Comprehensive Income (loss)
	(in Millions, Except Par Value)
Balance December 31, 2005	$9.3	$423.0	$1,053.6	$(46.1)	$(489.1)
Net income			131.3			131.3
Stock compensation plans		(8.6)			36.3
Shares for benefit plan trust					17.4
Reclassification adjustments for losses (gains) included in net income, net of income tax benefit of $10.7				(17.6)		(17.6)
Minimum pension liability adjustment, net of income tax expense of $13.7				21.9		21.9
Adjustment to initially apply SFAS No, 158, net of income tax benefit of $21.3				(27.8)
Net deferred loss on derivative contracts, net of income tax benefit of $9.5				(16.1)		(16.1)
Foreign currency translation adjustments				28.6		28.6
Dividends ($0.36 per share)			(27.8)
Repurchases of common stock					(90.0)
Reclassification due to adoption of SFAS 123R		11.9

Balance December 31, 2006	9.3	426.3	1,157.1	(57.1)	(525.4)	148.1

Net income			132.4			132.4
Stock compensation plans		(18.8)			37.3
Shares for benefit plan trust					(0.3)
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $11.4				17.6		17.6
Change in pension and post-retirement benefit plans, net of income tax benefit of $2.7				(2.6)		(2.6)
Net deferred gain on derivative contracts, net of income tax benefit of $1.2				(1.4)		(1.4)
Foreign currency translation adjustments				33.6		33.6
Dividends ($0.405 per share)			(30.9)
Adjustment to initially apply FIN 48 as of January 1, 2007			(2.8)
Repurchases of common stock					(110.0)

Balance December 31, 2007	9.3	407.5	1,255.8	(9.9)	(598.4)	179.6

Net income			304.6			304.6
Stock compensation plans		(12.0)			34.1
Shares for benefit plan trust					(1.0)
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $1.7				0.9		0.9
Change in pension and post-retirement benefit plans, net of income tax benefit of $116.6				(190.9)		(190.9)
Net deferred gain (loss) on derivative contracts, net of income tax benefit of $17.8				(31.7)		(31.7)
Foreign currency translation adjustments				(44.5)		(44.5)
Dividends ($0.48 per share)			(35.7)
Repurchases of common stock					(185.2)

Balance December 31, 2008	$9.3	$395.5	$1,524.7	$(276.1)	$(750.5)	$38.4

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1	PRINCIPAL ACCOUNTING POLICIES AND RELATED FINANCIAL INFORMATION

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

Cash equivalents.    We consider investments in all liquid debt instruments with original maturities of three months or less to be cash equivalents.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Emerging Issues Task Force No. 97-10 (“EITF 97-10”), The Effect of Lessee Involvement in Asset Construction, is applied to entities involved with certain structural elements of the construction of an asset (such as air conditioning and electrical wiring) that will be leased when construction of the asset is completed. EITF 97-10 requires us to be considered the owner (for accounting purposes only) of these types of projects during the construction period. This is the case even though we are not obligated to guarantee the non-recourse mortgage obligation, nor are we involved in the management of the construction of the building or the management of the owner-lessor. See Note 8.

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

Asset Retirement Obligations.    We record asset retirement obligations at fair value at the time the liability is incurred. The associated asset retirement obligations are capitalized as part of the carrying amount of related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. We also adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss. See Note 9 for further discussion on our asset retirement obligations.

Restructuring and other charges.    We continually perform strategic reviews and assess the return on our businesses. This sometimes results in a plan to restructure the operations of a business. We record an accrual for severance and other exit costs under the provisions of the relevant accounting guidance.

Additionally, as part of these restructuring plans, write-downs of long-lived assets may occur. Two types of assets are impacted: assets to be disposed of by sale and assets to be abandoned. Assets to be disposed of by sale are measured at the lower of carrying amount or estimated net proceeds from the sale. Assets to be abandoned with no remaining future service potential are written down to amounts expected to be recovered. The useful life of assets to be abandoned that have a remaining future service potential are adjusted and accelerated depreciation is recorded over the adjusted useful life.

Capitalized interest.    We capitalized interest costs of $5.7 million in 2008, $4.2 million in 2007 and $3.7 million in 2006. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.

Other assets.    Unamortized capitalized software costs totaling $13.7 million and $15.0 million at December 31, 2008 and 2007, respectively, are components of other assets, which also include debt financing fees, advances to contract manufacturers, definite-lived intangibles assets (see Note 4), fair value of a deferred compensation arrangement (see note 17) and other deferred charges. We capitalize the costs of internal use software in accordance with accounting literature which generally permits the capitalization of certain costs incurred to develop or obtain internal use software. We assess the recoverability of deferred software costs on an ongoing basis and record write-downs to fair value as necessary. We amortize capitalized software costs over expected useful lives ranging from three to ten years.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and intangible assets.    Goodwill and other indefinite intangible assets (“intangibles”) are not subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value based test.

We test goodwill for impairment annually using the criteria prescribed by Statement of Financial Accounting Standard (‘SFAS”) No. 142 “Goodwill and Other Intangible Assets”. We did not record any goodwill impairments in 2008, 2007 and 2006.

Definite life intangible assets consist primarily of patents, access rights, customer relationships, industry licenses and other intangibles and are being amortized over periods of 5 to 20 years. See Note 4 for additional information on goodwill and intangible assets.

Revenue recognition.    We recognize revenue when the earnings process is complete, which is generally upon transfer of title. This transfer typically occurs either upon shipment to the customer or upon receipt by the customer. In all cases, we apply the following criteria in recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collection is reasonably assured. Rebates due to customers are accrued in the same period that the related sales are recorded based on the contract terms.

We record amounts billed for shipping and handling fees as revenue. Costs incurred for shipping and handling are recorded as costs of sales and services.

Income and other taxes.    We provide current income taxes on income reported for financial statement purposes adjusted for transactions that do not enter into the computation of income taxes payable and recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. We do not provide income taxes on the equity in undistributed earnings of foreign subsidiaries or affiliates when it is our intention that such earnings will remain invested in those companies. Investment tax credits or grants, which were immaterial to us in all years presented, are accounted for in the period earned (the flow-through method).

We record all taxes collected from customers to be remitted to governmental authorities on a net basis in our consolidated statements of income.

Foreign currency translation.    We translate the assets and liabilities of most of our foreign operations at exchange rates in effect at the balance sheet date. The foreign operations’ income statements are translated at the monthly exchange rates for the period. For operations where the local currency is the functional currency we record translation gains and losses as a component of accumulated other comprehensive income or loss in stockholders’ equity until the foreign entity is sold or liquidated. We did not have significant operations in any highly inflationary countries during 2008, 2007 and 2006. In countries where the local currency is not the functional currency, property, plant and equipment, and other non-current assets are converted to functional currencies at historical exchange rates, and all gains or losses from conversion are included in either net income or other comprehensive income. Net income (loss) for 2008, 2007 and 2006 included aggregate transactional foreign currency gains and losses. We recorded a net gain (loss) of $0.4 million, ($13.8) million and $1.0 million for the years ended December 31, 2008, 2007, and 2006 respectively. Other comprehensive income or loss for 2008, 2007 and 2006 included translation (losses) and gains of $(44.5) million, $33.6 million and $28.6 million, respectively.

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

We recognize all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we generally designate the derivative as either a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge) or a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge). We record in accumulated other comprehensive income or loss changes in the fair value of derivatives that are designated as and meet all the required criteria for a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. We record immediately in earnings changes in the fair value of derivatives that are not designated as hedges.

We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes relating derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively. We had $0.2 million and $0.1 million of ineffective losses related to our hedges for 2008 and 2007, respectively. We had no ineffective gains or losses in 2006.

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

We have identified Agricultural Products, Specialty Chemicals and Industrial Chemicals as our reportable segments. Segment disclosures are included in Note 19. Segment operating profit is defined as segment revenue less operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses and research and development expenses). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges, investment gains and losses, loss on extinguishment of debt, asset impairments, LIFO inventory adjustments, amortization of inventory step-up from business acquisitions and other income and expense items. Information about how restructuring and other charges relate to our businesses at the segment level is discussed in Note 6.

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

Estimated obligations to remediate sites that involve oversight by the Environmental Protection Agency (EPA), or similar government agencies, are generally accrued no later than when a Record of Decision (ROD), or equivalent, is issued, or upon completion of a Remedial Investigation/Feasibility Study (RI/FS) that is submitted by us and the appropriate government agency or agencies. Estimates are reviewed quarterly and, if necessary, adjusted as additional information becomes available. The estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods, and other actions by or against governmental agencies or private parties.

Included in the environmental reserve balance, other assets and reasonably possible loss contingencies are potentially recoverable amounts from third party insurance policies.

Our environmental liabilities for continuing and discontinued operations are principally for costs associated with the remediation and/or study of sites at which we are alleged to have disposed of hazardous substances. Such costs principally include, among other items, RI/FS, site remediation, costs of operation and maintenance of the remediation plan, fees to outside law firms and consultants for work related to the environmental effort, and future monitoring costs. Estimated site liabilities are determined based upon existing remediation laws and technologies, specific site consultants’ engineering studies or by extrapolating experience with environmental

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issues at comparable sites. Total reserves of $194.2 million and $188.6 million, respectively, before recoveries, were recorded at December 31, 2008 and 2007. In addition, we believe that it is reasonably possible that loss contingencies may exceed amounts accrued by approximately $80 million at December 31, 2008.

Provisions for environmental costs are reflected in income, net of probable and estimable recoveries from named Potentially Responsible Parties (“PRPs”) or other third parties. Such provisions incorporate inflation and are not discounted to their present values.

In calculating and evaluating the adequacy of our environmental reserves, we have taken into account the joint and several liability imposed by Comprehensive Environmental Remediation, Compensation and Liability Act (CERCLA) and the analogous state laws on all PRPs and have considered the identity and financial condition of each of the other PRPs at each site to the extent possible. We have also considered the identity and financial condition of other third parties from whom recovery is anticipated, as well as the status of our claims against such parties. Although we are unable to forecast the ultimate contributions of PRPs and other third parties with absolute certainty, the degree of uncertainty with respect to each party is taken into account when determining the environmental reserve by adjusting the reserve to reflect the facts and circumstances on a site-by-site basis. Our liability includes our best estimate of the costs expected to be paid before the consideration of any potential recoveries from third parties. We believe that any recorded recoveries related to PRPs are realizable in all material respects. Recoveries are recorded as either an offset in “Environmental liabilities, continuing and discontinued” or as “Other Assets” in our consolidated balance sheets.

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

Adjustments recorded in 2007

Our results for the year ended December 31, 2007, were favorably impacted by a $6.1 million benefit ($3.8 million after-tax), or $0.05 per diluted share related to a correction of last in, first out (“LIFO”) inventory liquidations related to prior periods. The adjustment to our LIFO inventory reserves was recorded as a result of a correction in determining our initial LIFO inventory base year. The benefit of $6.1 million has been recorded as component of “Costs of sales and services” in the consolidated statement of income for the year ended December 31, 2007.

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

NOTE 2	RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS AND REGULATORY ITEMS

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FSP FAS 132(R)-1

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends FASB Statement No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires additional disclosure regarding how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. We are required to adopt this Statement beginning with our 2009 Form 10-K.

EITF 08-6

In September 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”. The consensus requires an equity-method investor to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor. The investor is also required to perform an overall other-than-temporary impairment test of its investment in accordance with APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”. We are required to adopt this EITF starting in 2009. Early adoption is prohibited. We are currently in the process of evaluating the effect that this EITF will have on our consolidated financial statements.

Adopted in 2008

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

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. Statement No. 157 defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and enhances disclosures about fair value measurements. The Statement applies when other accounting pronouncements require fair value

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurements; it does not require new fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which amends FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS No. 157 for financial assets and liabilities on January 1, 2008. Other than new disclosure, there was no impact to our consolidated financial statements upon adoption of SFAS No. 157. SFAS No. 157-2 for nonfinancial assets and liabilities is effective for us starting in 2009. We currently do not have any non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. See Note 17 for additional information regarding the adoption of this Statement.

NOTE 3:	ACQUISITIONS

During the third quarter 2008, we acquired the two businesses described below for approximately $98 million. We paid $90.6 million in cash for these two businesses which represents the purchase price of approximately $98 million less cash acquired. The businesses will be integrated into our Specialty Chemicals segment’s BioPolymer Division. The purchase price is not considered final due to working capital adjustments expected to occur in the first quarter of 2009. These two businesses are discussed below.

In August 2008, we acquired the hydrocolloids ingredients business of International Specialty Products Inc. (“ISP”) based in Girvan, Scotland. This acquisition is intended to strengthen our position in hydrocolloids and enhance service to the global customers in food, pharmaceutical and specialty industries. Under the agreement, we acquired ISP’s alginates and food blends business (other than ISP’s Germinal blending business based in Brazil), including ISP’s Girvan, Scotland, manufacturing facility and employees. The results of operations of the ISP business are included in the Specialty Chemicals segment beginning on the acquisition date of August 18, 2008.

In September 2008, we acquired shares and assets comprising the food ingredients business of Co-Living Group. The acquisition is intended to enhance our position in supplying specialty hydrocolloid products and services to the rapidly growing food ingredients market in China. The results of operations of the CoLiving business are included in the Specialty Chemicals segment beginning on the acquisition date of September 29, 2008.

We are currently in the process of finalizing the purchase price allocation of the acquisitions. This may result in additional adjustments to the initial purchase price allocation. The following table presents the initial purchase price allocation of our Specialty Chemical segment acquisitions described above:

(in Millions)
Current Assets (primarily inventory)	$50.5
Property, Plant & Equipment	22.0
Intangible Assets (primarily customer relationships)	17.4
Goodwill	22.7
Deferred Tax Asset	7.8

Total Assets Acquired	$120.4
Current Liabilities	19.6
Long-Term Liabilities (primarily deferred tax liability)	2.9

Net Assets	$97.9

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of the acquisition dates, we began to assess and formulate plans to restructure the acquired entities. These activities are accounted for in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). The estimated costs have been recognized as liabilities in the purchase price allocations above. As management finalizes its plans to integrate or restructure certain activities of the acquired entities, further liabilities may be recorded as part of the purchase price allocation.

The intangible assets that are subject to amortization, primarily customer relationships, have a weighted average useful life of 20 years. The $22.7 million of goodwill, which we expect to be deductible for income tax purposes, is included in our Specialty Chemicals segment.

Pro forma revenue results had the acquisitions of ISP and CoLiving occurred on January 1, 2007 and January 1, 2008, would have been $3,177.4 million and $2,714.7 million for the years ended December 31, 2008 and December 31, 2007, respectively. This information is based on historical results of operations, and, in the opinion of management, is not necessarily indicative of what the results would have been had we operated the entities acquired since such dates. Pro forma net income and earnings per share information related to these acquisitions is not presented because the impact of these acquisitions on these measures in our consolidated statements of income is not considered to be significant.

NOTE 4:	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the years ended December 31, 2008 and December 31, 2007 are presented in the table below:

(in Millions)	Agricultural Products	Specialty Chemicals	Industrial Chemicals	Total
Balance, December 31, 2006	$2.7	$160.3	$0.6	$163.6
Foreign Currency Adjustments	—	16.6	—	16.6

Balance, December 31, 2007	$2.7	$176.9	$0.6	$180.2
Acquisitions	—	22.7	—	22.7
Foreign Currency Adjustments	—	(5.9)	—	(5.9)

Balance, December 31, 2008	$2.7	$193.7	$0.6	$197.0

Acquisitions for the year ended December 31, 2008 relate to the ISP and CoLiving acquisitions described in Note 3.

Our definite–life intangibles totaled $25.9 million and $11.2 million at December 31, 2008 and December 31, 2007, respectively. At December 31, 2008, these definite life intangibles were allocated among our business segments as follows: $7.5 million in Agricultural Products, $17.4 million in Specialty Chemicals and $1.0 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, customer relationships, access rights, industry licenses and other intangibles and are included in “Other assets” in the consolidated balance sheets. The increase in definite life intangibles during the year ended December 31, 2008 was due to the intangible assets acquired in connection with the acquisitions described in Note 3. Amortization was not significant in the periods presented. The estimated amortization expense for each of the five years ended December 31, 2009 to 2012 is also not significant.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5:	DISCONTINUED OPERATIONS

Our results of discontinued operations comprised the following:

	Year Ended December 31,
	2008	2007	2006
	(in Millions)
Income from the sale of real estate property in San Jose (net of income tax expense of $10.0 million), respectively	$—	$—	$14.0
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax expense of $0.2 million, $0.4 million and $0.3 million for 2008, 2007 and 2006, respectively)	0.1	1.1	0.5
Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations (net of income tax benefit of $15.2 million, $15.4 million, and $16.9 million in 2008, 2007 and 2006, respectively)	(25.0)	(25.4)	(27.3)

Discontinued operations, net of income taxes	$(24.9)	$(24.3)	$(12.8)

Year Ended December 31, 2008

For the year ended December 31, 2008, we recorded a $40.2 million ($25.0 million after-tax) charge to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $21.0 million ($13.0 million after-tax) relate primarily to a provision to increase reserves for environmental issues at our Front Royal and Middleport sites as well as operating and maintenance activity. See the table showing our environmental reserves in Note 12. We also recorded increases to legal reserves and expenses in the amount of $19.2 million ($12.0 million after-tax).

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

environmental recoveries related primarily to our Front Royal site. For the year ended December 31, 2006, increases to legal reserves and expenses related to previously discontinued operations amounted to $17.4 million ($10.7 million after-tax).

Reserve for Discontinued Operations at December 31, 2008 and 2007

The reserve for discontinued operations totaled $37.5 million and $33.5 million at December 31, 2008 and 2007, respectively. The liability at December 31, 2008 was comprised of $8.1 million for workers’ compensation and product liability, $12.3 million for other postretirement medical and life insurance benefits provided to former employees of discontinued businesses and $17.1 million of reserves for legal proceedings associated with discontinued operations. In connection with SFAS No. 158 (see Note 13) that we adopted in 2006, the discontinued postretirement medical and life insurance benefits liability equals the accumulated postretirement benefit obligation. Associated with this liability is a net pretax actuarial gain and prior service credit of approximately $17.6 million ($11.6 million after-tax) and $20.9 million ($14.2 million after-tax) at December 31, 2008 and 2007, respectively. The estimated net actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into discontinued operations during 2009 are $2.0 million and $0.1 million, respectively.

The liability at December 31, 2007 was comprised of $7.9 million for workers’ compensation and product liability, $12.0 million for other postretirement medical and life insurance benefits provided to former employees of discontinued businesses and $13.6 million of reserves for legal proceedings associated with discontinued operations. At December 31, 2008 and 2007, substantially all other discontinued operations reserves recorded on our consolidated balance sheets related to operations discontinued between 1976 and 2001.

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

Spending in 2008, 2007 and 2006 was $0.6 million, $1.9 million and $2.0 million, respectively, for workers’ compensation, product liability and other claims; $1.5 million, $2.0 million and $2.2 million, respectively, for other postretirement benefits; and $15.5 million, $18.8 million and $20.2 million, respectively, related to reserves for legal proceedings associated with discontinued operations.

NOTE 6:	RESTRUCTURING AND OTHER CHARGES (INCOME)

Year Ended December 31, 2008

Princeton Property Sale

On March 18, 2008, we completed the sale of our 158-acre Princeton research center to the Princeton HealthCare System. Gross proceeds from the sale were $62.5 million and net proceeds after offsets, commissions and fees totaled approximately $60 million. The gain on the sale was $29.0 million and is included in “Restructuring and other charges (income)” in the consolidated statements of income for the year ended December 31, 2008. The gain on sale was reduced by the sale-leaseback deferral described below.

We entered into a sale-leaseback as part of the sale under which certain of the buildings sold to the Princeton HealthCare System, a New Jersey based not-for-profit corporation, were leased back to us for a period up to approximately three years. The leaseback was accounted for as an operating lease and the present value of

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the lease payments was deferred as part of the gain on sale. We recorded a deferred gain on sale in the amount of $6.7 million. This is being recognized as a reduction of rent expense over the term of the lease. As of December 31, 2008, the remaining balance of the deferred gain is $4.5 million and is included in “Accrued and other liabilities” on the consolidated balance sheets.

Sodium Sulfate Assets Sale

In February 2008, we completed the sale of Foret’s non-cogeneration sodium sulfate assets. Foret is part of our Industrial Chemicals segment. We recognized a gain on sale of these assets of $3.6 million which is included in “Restructuring and other charges (income)” in the consolidated statements of income for the year ended December 31, 2008. These assets were reported as long-lived assets held for sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” at December 31, 2007. These assets held for sale in the amount of $15.3 million were included in “Prepaid and other current assets” on our December 31, 2007 consolidated balance sheets. Net proceeds from the transaction were $16.7 million.

We did not complete the sale of the sodium sulfate co-generation facility at the time we sold the other sodium sulfate assets noted above. We expect the sale of this asset to occur sometime in the first quarter of 2009. This asset is considered to be an asset held for sale and the amount of $3.7 million is included in “Prepaid and other current assets” on our December 31, 2008 consolidated balance sheets.

Baltimore Phase Out

In June 2007, we made the decision to phase out operations of our Baltimore, Maryland facility in our Agricultural Products segment. Our decision was consistent with our strategy to maintain globally cost-competitive manufacturing positions by sourcing raw materials, intermediates and finished products in lower-cost manufacturing locations. We ceased production at this facility in the second quarter of 2008.

We recorded charges totaling $31.5 million during the year ended December 31, 2008. These charges consisted of (i) accelerated depreciation on fixed assets of approximately $27.0 million, (ii) severance and employee benefits of $1.4 million, and (iii) other shutdown charges of $3.1 million.

Jacksonville Phase Out

In May 2008, we made the decision to phase out operations of our Jacksonville, Florida facility in our Agricultural Products segment by the third quarter of 2008. Our decision was consistent with our strategy to maintain globally cost-competitive manufacturing positions.

We recorded charges totaling $5.6 million during the year ended December 31, 2008 which consisted of (i) accelerated depreciation on fixed assets of approximately $3.8 million, (ii) severance and employee benefits of $1.0 million, and (iii) other shutdown charges of $0.8 million.

Hydrogen Peroxide Legal Settlement

We reached an agreement in principle to settle a federal class action lawsuit, alleging violations of antitrust laws involving our hydrogen peroxide product in our Industrial Chemicals segment in the amount of $10.0 million. This amount has been reflected in “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. See Note 18 for further details on this matter.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Collaboration and License Agreement

In the third quarter of 2007, our Agricultural Products segment entered into a collaboration and license agreement with another third-party company for the purpose of obtaining certain technology and intellectual property rights. During the third quarter of 2008, our Agricultural Products segment extended our rights under this agreement. We paid an additional $1.0 million and have recorded this amount as a charge to “Restructuring and other charges (income)” in the consolidated statements of income for the year ended December 31, 2008.

Other Items

In addition to the Baltimore and Jacksonville phase out restructurings described above, we initiated certain other restructuring activities within all three of our segments during 2008 which resulted in severance and asset abandonment charges. These restructuring charges are expected to improve our global competitiveness through improved cost efficiencies. These activities which were included as part of restructuring and other charges (income) for the year ended December 31, 2008 included $8.1 million of severance costs due to workforce restructurings, of which $3.2 million related to our Agricultural Products segment, $4.0 million related to our Industrial Chemicals segment and $0.9 million related to our Specialty Chemicals segment. We recorded $7.0 million of asset abandonment charges, of which $2.2 million related to our Agricultural Products segment, $1.5 million related to our Industrial Chemicals segment and $3.3 million related to our Specialty Chemicals segment. Asset abandonment charges were determined based upon our decision and related analysis to abandon these assets before the end of their previously estimated life.

Restructuring and other charges (income) for the year-ended December 31, 2008, also included $2.8 million of other charges, primarily related to our Industrial Chemicals segment. Other charges primarily represent the accrual of interest associated with the European Commission fine recorded during the year ended December 31, 2006 as discussed further within this note. Additionally, we recorded $16.2 million of charges for the year ended December 31, 2008 relating to continuing environmental sites as a Corporate charge. Approximately $1.8 million of these continuing environmental charges was triggered as a result of the sale of our Princeton property discussed previously within this note.

Year Ended December 31, 2007

Baltimore Phase Out

We recorded charges totaling $104.9 million during the year ended December 31, 2007 which consisted of (i) plant and equipment impairment charges and accelerated depreciation on fixed assets of approximately $98.7 million, and (ii) severance and employee benefits of $6.2 million. The plant and equipment impairment charges were primarily the result of the abandonment of a significant amount of assets at this facility before the end of their previously estimated useful life.

Abandonment of Foret Co-Generation Facility, Other Foret Fixed Asset Abandonments and Assets Held for Sale

During the second quarter of 2007, we abandoned a co-generation facility at Foret and recorded an impairment charge of $8.2 million. This facility, which is part of our Industrial Chemicals segment, produced electrical power and thermal energy by co-generation for use at one of Foret’s production properties. Historically, excess electricity produced from this facility was sold into the Spanish market. We own 75 percent of this co-generation facility and have recorded minority interest associated with this charge of $1.4 million as part of “Minority interests” in the consolidated statements of income for the year ended December 31, 2007.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of 2007, we abandoned certain fixed assets also at Foret and recorded impairment charges of $4.0 million. These fixed assets were at various facilities at Foret.

Solutia Legal Settlement

In 2003, Solutia Inc., our joint venture partner in Astaris, filed a lawsuit against us, which ultimately proceeded in U.S. District Court for the Southern District of New York, claiming that, among other things, we had breached our joint venture agreement due to the alleged failure of the PPA technology we contributed to Astaris and also failed to disclose the information we had about the PPA technology. On April 2, 2007, the parties agreed to settle all claims relating to the litigation in return for a payment of $22.5 million by us. The settlement was approved by the U.S. Bankruptcy Court in the Southern District of New York (where Solutia had filed for Chapter 11 bankruptcy protection in 2003) on May 1, 2007 without any appeal having been taken. This litigation is associated with our Industrial Chemicals business. The $22.5 million has been reflected in “Restructuring and other charges” in our consolidated statements of income for the year ended December 31, 2007.

Proprietary Fungicide Agreement

In the second quarter of 2006, our Agricultural Products segment entered into development agreements with a third-party company, whereby we were given the right to develop further one of the third party company’s products in certain geographic markets. In the first quarter of 2007, our Agricultural Products segment acquired further rights from this third-party company to develop their proprietary fungicide. In acquiring those further rights, we paid an additional $1.0 million and have recorded this amount as a charge to “Restructuring and other charges (income)” in the consolidated statements of income for the year ended December 31, 2007. This fungicide project was terminated by the Company during the second quarter of 2008.

Collaboration and License Agreement

In the third quarter of 2007, our Agricultural Products segment entered into a collaboration and license agreement with another third-party company for the purpose of obtaining certain technology and intellectual property rights. We paid an initial $1.0 million upon entering into this agreement and have recorded the amount as a charge to “Restructuring and other charges (income)” in the consolidated statements of income for the year ended December 31, 2007.

Other Items

We recorded $1.8 million of charges related to an agreement to settle state court cases alleging violations of antitrust law involving our microcrystalline cellulose product (“MCC”) in our Specialty Chemicals Business. See further disclosure under the “Year Ended December 31, 2006” caption and Note 18 for further details regarding the MCC legal settlement.

In addition to the Baltimore and Foret restructurings described above, we initiated certain restructuring activities primarily in our Industrial Chemicals and Agricultural Products segments during 2007 which resulted in severance and asset abandonment charges. The restructuring activities are expected to improve our global competitiveness through improved cost efficiencies. These activities for the year ended December 31, 2007 included $6.8 million of severance costs, of which $5.6 million related to our Industrial Chemicals segment and $1.2 million related to our Agricultural Products Segment. We also recorded $1.1 million of asset abandonment charges in our Industrial Chemicals segment. Asset abandonment charges were determined based upon our decision and related analysis to abandon these assets before the end of their previously estimated life.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We also recorded $3.4 million of other charges primarily in our Industrial Chemicals and Specialty Chemicals segments, as well as $10.2 million relating to continuing environmental sites as a Corporate charge. Other charges primarily represent the accrual of interest associated with the European Commission fine recorded during the year ended December 31, 2006 as discussed further within this note.

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

MCC Legal Settlement

We reached an agreement to settle a federal class action lawsuit, as well as certain other individual claims, alleging violations of antitrust laws involving our microcrystalline cellulose (“MCC”) product in our Specialty Chemicals business in the amount of $25.7 million. This amount has been reflected in “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2006.

European Commission Fine

On April 26, 2006, the European Commission imposed a fine on us regarding alleged violations of competition law in the hydrogen peroxide business in Europe prior to the year 2000 which we have appealed. This fine is associated with our Industrial Chemicals segment. We have recorded a €25 million charge for this fine. The amount of $30 million (reflecting then-prevailing exchange rates) has been reflected in “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2006. See Note 18 for further details on this matter.

Proprietary Fungicide Agreement

In the second quarter of 2006, our Agricultural Products segment entered into development agreements with a third-party company, whereby we were given the right to develop further one of the third party company’s products in certain geographic markets. Under the agreements, we paid $2.0 million and have recorded this amount as a charge to “Restructuring and other charges (income)” in the consolidated statements of income for the year ended December 31, 2006.

Other Items

Additional restructuring and other charges for 2006 totaled $7.8 million. These charges included $1.2 million of asset abandonment charges in our Industrial Chemicals segment and $1.3 million of severance costs recorded in our Specialty Chemicals segment due to a workforce restructuring. Asset abandonment charges were

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined based upon our decision and related analysis to abandon these assets before the end of their previously estimated life. We also recorded $5.4 million relating to continuing environmental sites as a Corporate charge and $0.5 million of other charges within our Industrial Chemicals segment.

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

Rollforward of Restructuring and Other Reserves

The following table shows a rollforward of restructuring and other reserves and the related spending and other changes:

(in Millions)	Baltimore and Jacksonville Facility Shutdowns	Other Workforce Related and Facility Shutdowns (1)	Total
Balance at 12/31/2006	$—	$3.7	$3.7
Increase in reserves (2)	6.2	8.2	14.4
Cash payments	—	(6.0)	(6.0)

Balance at 12/31/2007 (3)	$6.2	$5.9	$12.1
Increase in reserves (2)	6.3	11.4	17.7
Cash payments	(9.1)	(12.2)	(21.3)

Balance at 12/31/2008 (3)	$3.4	$5.1	$8.5

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.
(2)	Primarily severance costs. The impairment charges noted above impacted our property, plant and equipment balances and are not included in the above tables. Additionally, in 2008, the deferred gain associated with the Princeton property sale, the hydrogen peroxide settlement and the payments associated with the Collaboration and License Agreement are not included in the above table. In 2007, the Solutia legal settlement, the state court case for the MCC legal settlement and the payments associated with the proprietary fungicide and collaboration and license agreements are not included in the above table.
(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the Consolidated Balance Sheets.

NOTE 7:	INVENTORIES

The current replacement cost of inventories exceeded their recorded values by $150.0 million at December 31, 2008 and $142.2 million at December 31, 2007. During 2007 and 2006 inventory balances were reduced in the U.S. due to liquidation of inventory quantities carried at lower costs as compared with the cost of 2007 and 2006 purchases, resulting in a LIFO gain in “costs of sales and services”. See Note 1 for further details regarding the LIFO gain recorded for the year ended December 31, 2007. Approximately 34 percent of inventories in 2008 and approximately 39 percent of inventories in 2007 are recorded on the LIFO basis. In 2008 and 2007 approximately 66 percent and 61 percent, respectively of inventories are determined on a FIFO basis.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories consisted of the following:

	December 31,
	2008	2007
	(in Millions)
Finished goods and work in process	$249.7	$201.1
Raw materials	131.1	73.9

Net inventory	$380.8	$275.0

NOTE 8:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2008	2007
	(in Millions)
Land and land improvements	$136.8	$157.0
Mineral rights	33.8	33.8
Buildings	313.5	361.2
Machinery and equipment	2,037.6	2,217.9
Construction in progress	119.8	74.0

Total cost	2,641.5	2,843.9
Accumulated depreciation	1,702.3	1,909.2

Property, plant and equipment, net	$939.2	$934.7

Depreciation expense was $106.1 million, $113.8 million, and $116.4 million in 2008, 2007 and 2006, respectively.

The decrease in the gross property, plant and equipment and related accumulated depreciation balances during the year ended December 31, 2008, was primarily due to the retirement of assets at the Baltimore facility. See Note 6 for related information on the Baltimore shutdown.

In August 2008, we entered into an agreement with Princeton South Development, LLC to lease our new R&D facility (which was still under construction as of December 31, 2008) in Ewing Township, NJ. The facility is being developed, owned, and operated by a non-affiliated company. As discussed in Note 1, we are required to be treated, for accounting purposes only, as the “owner” of the Princeton facility, in accordance with EITF 97-10. At December 31, 2008, the cost of the asset is included in construction in progress in the amount of $3.1 million, with an offset to “Other long-term liabilities” on the consolidated balance sheets.

NOTE 9:	ASSET RETIREMENT OBLIGATIONS

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have mining operations in Green River, Wyoming for our soda ash business as well as mining operations in our lithium operations. We have legal reclamation obligations related to these facilities upon closure of the mines. Additionally, we have obligations at the majority of our manufacturing facilities in the event of a permanent plant shutdown. Certain of these obligations are recorded in our environmental and restructuring liability reserves described in Notes 6 and 12. For those not already accrued, we have calculated the fair value of these asset retirement obligations (“ARO’s”) and concluded that the present value of the obligations was immaterial as of December 31, 2008.

The changes in the carrying amounts of ARO’s for the years ended December 31, 2008 and 2007 are as follows.

(in Millions)
Balance at December 31, 2006	$6.3
Acceleration due to facility shutdowns (1)	8.5
Accretion expense	0.3
Payments	—

Balance at December 31, 2007	$15.1
Acceleration due to facility shutdowns (1)	5.2
Additional ARO liability (2)	3.6
Accretion expense	0.4
Payments	(16.6)

Balance at December 31, 2008	$7.7

(1)	This increase was primarily associated with our 2007 decision to phase out operations at our Baltimore facility and in 2008, our Jacksonville facility. As a result of these decisions, the estimated settlement dates associated with asset retirement obligations at the facilities were accelerated, resulting in an increase to the liability and an increase to capitalized asset retirement costs. The capitalized asset retirement costs were depreciated on an accelerated basis over the period that we operated the facilities. See Note 6 for further details on these phase outs.
(2)	The additions to the ARO liability primarily related to the acquisitions in our Specialty Chemicals segment. Refer to Note 3.

NOTE 10:	INCOME TAXES

Domestic and foreign components of income from continuing operations before income taxes are shown below:

	Year Ended December 31,
	2008	2007	2006
	(in Millions)
Domestic	$317.0	$124.4	$138.8
Foreign	137.9	61.3	73.6

Total	$454.9	$185.7	$212.4

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes attributable to income from continuing operations consisted of:

	Year Ended December 31,
	2008	2007	2006
	(in Millions)
Current:
Federal	$(1.2)	$—	$—
Foreign	29.7	22.5	11.5
State	—	—	—

Total current	28.5	22.5	11.5
Deferred	96.9	6.5	56.8

Total	$125.4	$29.0	$68.3

Total income tax provisions (benefits) were allocated as follows:

	Year Ended December 31,
	2008	2007	2006
	(in Millions)
Continuing operations	$125.4	$29.0	$68.3
Discontinued operations	(15.0)	(15.0)	(6.8)
Items charged directly to stockholders’ equity	(132.7)	10.2	(27.0)

Total	$(22.3)	$24.2	$34.5

Significant components of the deferred income tax provision (benefit) attributable to income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
	(in Millions)
Deferred tax (exclusive of valuation allowance)	$97.8	$22.9	$47.9
Increase (decrease) in the valuation allowance for deferred tax assets	(0.9)	(16.4)	8.9

Deferred income tax provision	$96.9	$6.5	$56.8

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of our deferred tax assets and liabilities were attributable to:

	Year Ended December 31,
	2008	2007
	(in Millions)
Reserves for discontinued operations, environmental and restructuring	$95.3	$96.3
Accrued pension and other postretirement benefits	103.0	14.4
Other reserves	55.4	45.5
Alternative minimum and foreign tax credit carryforwards	81.8	81.0
Net operating loss carryforwards	136.7	224.7
Other	59.3	47.0

Deferred tax assets	531.5	508.9
Valuation allowance	(55.3)	(65.1)

Deferred tax assets, net of valuation allowance	$476.2	$443.8

Property, plant and equipment, net	$55.7	$67.8

Deferred tax liabilities	$55.7	$67.8

Net deferred tax assets	$420.5	$376.0

We have recognized that it is more likely than not that certain future tax benefits may or may not be realized as a result of current and future income. During the year ended December 31, 2008, the valuation allowance was decreased by $9.8 million. We believe that it is more likely than not that future earnings will generate sufficient taxable income to utilize the net deferred tax assets recorded as of December 31, 2008.

At December 31, 2008, we had net operating loss and tax credit carryforwards as follows: U.S. net operating loss carryforwards of $321.8 million expiring in varying amounts and years through 2028, state net operating loss carryforwards of $926.4 million expiring in various amounts and years through 2028, foreign net operating loss carryforwards of $113.5 million expiring in various years, U.S. foreign tax credit carryforwards of $36.9 million expiring in various amounts and years through 2018, and alternative minimum tax credit carryforwards of $44.9 million with no expiration date.

The effective income tax rate applicable to income from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
	2008	2007	2006
Statutory U.S. tax rate	35%	35%	35%
Net difference:
U.S. export sales benefit	—	—	(1)
Percentage depletion	(4)	(9)	(8)
State and local income taxes, less federal income tax benefit	1	1	1
Foreign earnings subject to different tax rates	(4)	(10)	(7)
Net operating loss carryforwards unbenefited (benefited)	—	(1)	1
Tax on intercompany dividends and deemed dividend for tax purposes	1	1	—
Nondeductible expenses	—	2	6
Minority interests	1	2	1
Changes to unrecognized tax benefits	(2)	5	—
Change in valuation allowance	—	(10)	4

Total difference	(7)	(19)	(3)

Effective tax rate	28%	16%	32%

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, our federal income tax returns for years through 2003 have been examined by the Internal Revenue Service (“IRS”) and all issues have been settled. We believe that adequate provision for both federal and foreign income taxes has been made for the open years 2000 and after. Income taxes have not been provided for the equity in undistributed earnings of foreign consolidated subsidiaries of $504.2 million or for foreign unconsolidated subsidiaries and affiliates of $9.1 million at December 31, 2008. Restrictions on the distribution of these earnings are not significant. It is not practical to estimate the amount of taxes that might be payable upon the remittance of such earnings. Foreign earnings taxable as dividends were $5.1 million, $4.4 million and $1.4 million in 2008, 2007 and 2006, respectively.

FASB Interpretation No. 48 (“FIN 48”)

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

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns for FMC entities taxable in the U.S and significant foreign jurisdictions are open for examination and adjustment. As of December 31, 2008, the United States income tax returns are open for examination and adjustment for years 2004-2008. Our significant foreign jurisdictions, which total 16, are open for examination and adjustment during varying periods from 2000-2008.

The total amount of unrecognized tax benefits as of December 31, 2008 that, if recognized, would affect the effective tax rate is $42.4 million. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated financial statements. Included in the $42.4 million liability for unrecognized tax benefits as of December 31, 2008 is $0.4 million associated with interest and penalties.

We reasonably expect reductions in the liability for unrecognized tax benefits of up to $29 million within the next 12 months on account of settlements and the expirations of statutes of limitations. See the reconciliation of the total amounts of unrecognized tax benefits below:

(in Millions)
Balance, January 1, 2007	$43.1
Additions for tax positions of the current year	4.0
Additions for tax positions of prior years	5.9
Reductions for tax positions of prior years for:
Settlements during the period	(3.6)
Lapses of applicable statutes of limitations	—

Balance, December 31, 2007	$49.4
Additions for tax positions of the current year	2.7
Additions for tax positions of prior years	1.0
Reductions for tax positions of prior years for:
Settlements during the period	(10.7)
Lapses of applicable statutes of limitations	—

Balance, December 31, 2008	$42.4

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11:	DEBT

Debt maturing within one year:

Debt maturing within one year consists of the following:

	December 31,
	2008	2007
	(in Millions)
Short-term debt	$28.6	$47.9
Current portion of long-term debt	2.1	77.7

Total debt maturing within one year	$30.7	$125.6

Weighted average interest rates for short-term debt outstanding at year-end	17.0%	13.2%

Short-term debt consisted of foreign credit lines at December 31, 2008 and 2007. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Long-term debt:

Long-term debt consists of the following:

	December 31, 2008		December 31,
	Interest Rate Percentage	Maturity Date
			2008	2007
			(in Millions)
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, at December 31, 2008 and 2007)	1.15-7.05	2009-2035	$189.4	$202.8
Debentures (less unamortized discounts of $0.1 million and $0.1 million, at December 31, 2008 and 2007)	7.75	2011	45.4	45.3
Medium-term notes (less unamortized discounts of $0.1 million, at December 31, 2007)	—	—	—	77.5
European credit agreement	3.06-5.64	2010	157.2	171.7
Domestic credit agreement	0.82-3.25	2012	203.0	—

Total debt			595.0	497.3
Less: debt maturing within one year			2.1	77.7

Total long-term debt			$592.9	$419.6

At December 31, 2008 and 2007, we had $157.2 million and $171.7 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement, resulting in available funds of $150.2 million and $147.1 million, respectively.

We had $203.0 million of borrowings under our Domestic Credit Agreement at December 31, 2008 compared to no borrowings at December 31, 2007. Letters of credit outstanding under the Domestic Credit Agreement totaled $151.5 million and $146.9 million at December 31, 2008 and 2007, respectively. Available funds under the Domestic Credit Agreement were $245.5 million at December 31, 2008 and $453.1 million at December 31, 2007.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maturities of long-term debt

Maturities of long-term debt outstanding, excluding discounts, at December 31, 2008 are $2.1 million in 2009, $157.7 million in 2010, $50.8 million in 2011, $203.0 million in 2012, $2.7 million in 2013 and $179.1 million thereafter.

Covenants

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the year ended December 31, 2008 was 1.0 which is within the maximum leverage 3.5. Our actual interest coverage for the year ended December 31, 2008 was 20.0 which is within the minimum interest coverage of 3.5. We were in compliance with all covenants at December 31, 2008.

Compensating Balance Agreements

We maintain informal credit arrangements in many foreign countries. Foreign lines of credit, which include overdraft facilities, typically do not require the maintenance of compensating balances, as credit extension is not guaranteed but is subject to the availability of funds.

2007 Domestic Credit Agreement Refinancing

On August 28, 2007, we executed a credit agreement (“the Domestic Credit Agreement”) which provided for a five-year, $600 million revolving credit facility. The proceeds from this facility are available for general corporate purposes, including issuing letters of credit up to a $300 million sub-limit. The Domestic Credit Agreement also contains an option under which, subject to certain conditions, we may request an increase in facility to $1 billion. There were no borrowings under the new facility at inception, and our prior credit agreement dated as of June 21, 2005 was terminated. Obligations under the prior credit agreement and related transaction costs, fees, and expenses for the new Agreement were paid with available cash.

Loans under the new facility bear interest at a floating rate, either a base rate as defined or the applicable euro currency rate for the relevant term plus an applicable margin. The margin is 0.35 percent per year, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At December 31, 2008, the applicable borrowing rates under the Domestic Credit Agreement ranged from 0.82 to 3.25 percent per annum.

In connection with entering into the Domestic Credit Agreement, we wrote off $0.3 million of deferred financing fees associated with our previous credit agreement. These fees were previously a component of “Other assets” in our consolidated balance sheet and were recorded as “Loss on extinguishment of debt” in the consolidated statements of income for the year ended December 31, 2007.

NOTE 12:	ENVIRONMENTAL

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $194.2 million and $188.6 million, respectively, before recoveries, were recorded at December 31, 2008 and 2007. The long-term portion of these reserves is included in “Environmental liabilities, continuing and discontinued” on the consolidated balance sheets, net of recoveries, and amounted to $158.8 million and $160.1 million at December 31, 2008 and December 31, 2007, respectively. The short-term portion of our continuing operations obligations is recorded in “Accrued and other liabilities.” In addition, we have estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by approximately $80 million at December 31, 2008.

To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. We have recorded recoveries, representing probable realization of claims against insurance companies, U.S. government agencies and other third parties, of $47.7 million and $35.4 million, respectively, at December 31, 2008 and December 31, 2007. The recoveries at December 31, 2008 are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” totaling $21.5 million or as “Other assets” totaling $26.2 million in the consolidated balance sheets. The recoveries at December 31, 2007 are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” totaling $18.8 million or as “Other assets” totaling $16.6 million in the consolidated balance sheets. Cash recoveries for the years 2008, 2007 and 2006 were $5.6 million, $6.1 million and $3.6 million, respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below is a rollforward of our environmental reserves, continuing and discontinued from December 31, 2005 to December 31, 2008.

Operating and Discontinued Sites Total

(in Millions)
Total environmental reserves, net of recoveries at December 31, 2005	$170.4

2006
Provision	46.8
Spending, net of recoveries	(50.0)

Net Change	(3.2)

Total environmental reserves, net of recoveries at December 31, 2006	$167.2

Environmental reserves, current, net of recoveries (1)	$9.4
Environmental reserves, long-term continuing and discontinued, net of recoveries	157.8

Total environmental reserves, net of recoveries at December 31, 2006	$167.2

2007
Provision	33.3
Spending, net of recoveries	(30.7)

Net Change	2.6

Total environmental reserves, net of recoveries at December 31, 2007	169.8

Environmental reserves, current, net of recoveries (1)	$9.7
Environmental reserves, long-term continuing and discontinued, net of recoveries	160.1

Total environmental reserves, net of recoveries at December 31, 2007	$169.8

2008
Provision	48.7
Spending, net of recoveries	(45.8)

Net Change	2.9

Total environmental reserves, net of recoveries at December 31, 2008	$172.7

Environmental reserves, current, net of recoveries (1)	$13.9
Environmental reserves, long-term continuing and discontinued, net of recoveries	158.8

Total environmental reserves, net of recoveries at December 31, 2008	$172.7

(1)	“Current” includes only those reserves related to continuing operations.

Our total environmental reserves, before recoveries, include $179.6 million and $172.1 million for remediation activities and $14.6 million and $16.5 million for RI/FS costs at December 31, 2008 and December 31, 2007, respectively. For the years 2008, 2007 and 2006, we charged $39.5 million, $31.2 million, and $47.2 million, respectively, against established reserves for remediation spending, and $10.1 million, $5.6 million and $6.4 million, respectively, against reserves for spending on RI/FS. We anticipate that the remediation and RI/FS expenditures for current operating, previously operated and other sites will continue to be significant for the foreseeable future.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2008, 2007 and 2006, we recorded environmental provisions totaling $37.2 million, $31.3 million and $32.2 million, respectively. The $37.2 million recorded in 2008 included $48.7 million recorded as an increase to our environmental reserves, $9.6 million recorded as a recovery in “Other assets” on our consolidated balance sheets and $1.9 million of recoveries recorded directly to “Discontinued operations, net of income taxes” on our consolidated statements of income. The $31.3 million recorded in 2007 included $33.3 million recorded as an increase to our environmental reserves and $2.0 million recorded as a recovery in “Other assets” on our consolidated balance sheets. The $32.2 million recorded in 2006 included $46.8 million recorded as an increase to our environmental reserves and $14.6 million recorded as a recovery in “Other assets” on our consolidated balance sheets. These provisions related to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years.

Front Royal

On October 21, 1999, the Federal District Court for the Western District of Virginia approved a consent decree signed by us, the EPA (Region III) and the Department of Justice (“DOJ”) regarding past response costs and future clean-up work at the discontinued fiber-manufacturing site in Front Royal, Virginia. As part of a prior settlement, government agencies have reimbursed us for approximately one-third of the clean-up costs due to the government’s role at the site, and we expect reimbursement to continue in the future. The amount of the reserve for this site was $34.0 million at December 31, 2008 and $31.1 million at December 31, 2007.

Pocatello

We have successfully decommissioned the Pocatello plant, and formally requested that EPA acknowledge completion of work under a June 1999 RCRA Consent Decree. Future remediation costs include compliance with a 1998 CERCLA ROD which addresses ground water contamination and historic waste storage areas on the Pocatello plant portion of the Eastern Michaud Flats Superfund Site. FMC previously signed a CERCLA Consent Decree to implement this ROD, however, in August of 2000, the DOJ withdrew the Consent Decree to review the administrative record supporting the EPA’s remedy selection decision. Beginning in 2007 and throughout 2008, we performed supplemental investigative work pursuant to an October 2003 CERCLA Administrative Order to address areas triggered by plant shutdown. Upon completion of this supplemental investigation and feasibility study, we expect the EPA to issue an amended ROD. Additionally since its receipt, we also conducted work pursuant to a December 2006 CERCLA unilateral administrative order to FMC to address air emissions from vents beneath the cap of one of the closed RCRA ponds, Pond 16S. The amount of the reserve for this site was $36.8 million at December 31, 2008 and $34.6 million at December 31, 2007.

Middleport

At our facility in Middleport, New York, we have constructed an engineered containment cover, closed RCRA regulated surface water impoundments and are collecting and treating both surface water runoff and ground water, and completed remediation of soil at 26 offsite residential properties and other offsite areas under a RCRA Corrective Action Order. Additional costs may result if additional remediation is required by regulatory agencies during the review and approval of the final RCRA corrective measures study. The amount of the reserve for this site is $27.5 million at December 31, 2008 and $31.4 million at December 31, 2007.

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

Regarding current operating sites, we spent $16.4 million, $14.3 million and $8.9 million for the years 2008, 2007 and 2006, respectively, on capital projects relating to environmental control facilities. Additionally, in 2008, 2007 and 2006, we spent $26.4 million, $29.3 million and $25.9 million, respectively, for environmental compliance costs, which are operating costs not covered by established reserves.

NOTE 13:	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the weighted-average assumptions used and components of our defined benefit postretirement plans. The following tables also reflect a measurement date of December 31:

	Pensions		Other Benefits (1)
	December 31,
	2008	2007	2008	2007
	(in Millions)
Following are the weighted average assumptions used to determine the benefit obligations at December 31:
Discount Rate	7.00%	6.50%	7.00%	6.50%
Rate of compensation increase	4.20%	4.20%	—	—

Accumulated benefit obligation:
Plans with unfunded accumulated benefit obligation	$884.9	$910.0	$—	$—

Change in projected benefit obligation
Projected benefit obligation at January 1	$960.9	$982.2	$43.6	$44.8
Service cost	18.2	19.1	0.2	0.3
Interest cost	61.8	56.9	2.7	2.7
Actuarial loss (gain)	(27.5)	(53.6)	(1.8)	0.6
Amendments	—	1.3	—	(0.1)
Foreign currency exchange rate changes	(13.3)	5.8	—	—
Plan participants’ contributions	0.5	0.5	4.7	6.0
Settlements	(0.4)	—	—	—
Other benefits	0.1	—	—	—
Benefits paid	(56.3)	(51.3)	(9.4)	(10.7)

Projected benefit obligation at December 31	944.0	960.9	40.0	43.6

Change in fair value of plan assets:
Fair value of plan assets at January 1	893.9	886.8	—	—
Actual return on plan assets	(261.2)	16.0	—	—
Foreign currency exchange rate changes	(10.8)	4.5	—	—
Company contributions	42.1	37.4	4.7	4.7
Plan participants’ contributions	0.5	0.5	4.7	6.0
Settlements	(0.4)	—	—	—
Benefits paid	(56.3)	(51.3)	(9.4)	(10.7)

Fair value of plan assets at December 31	607.8	893.9	—	—

Funded status of the plan (liability)	$(336.2)	$(67.0)	$(40.0)	$(43.6)

Amount recognized in the consolidated balance sheets:
Pension other asset	$0.1	$0.2	$—	$—
Accrued benefit liability	(336.3)	(67.2)	(40.0)	(43.6)

Total	$(336.2)	$(67.0)	$(40.0)	$(43.6)

The amounts in accumulated other comprehensive income (loss) that has not yet been recognized as components of net periodic benefit cost at December 31, 2008 and 2007 are as follows:
Net transition asset	$0.4	$0.7	$—	$—
Prior service (cost) credit	(5.3)	(6.5)	1.4	2.7
Net Actuarial (loss) gain	(410.1)	(105.9)	11.4	10.4

Accumulated other comprehensive income (loss)—pretax	$(415.0)	$(111.7)	$12.8	$13.1

Accumulated other comprehensive income (loss)—net of tax	$(260.4)	$(71.9)	$11.1	$11.6

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other changes in plan assets and benefit obligations for continuing operations recognized in other comprehensive loss (income) for the years ended December 31, 2008 and 2007 are as follows:

	Pensions		Other Benefits (1)
	Year ended December 31
	2008	2007	2008	2007
Current year net actuarial loss (gain)	$311.7	$2.5	$(1.8)	$0.6
Amortization of net actuarial loss (gain)	(3.2)	(7.2)	0.8	0.8
Current year prior service cost (credit)	—	1.3	—	(0.2)
Amortization of prior service cost (credit)	(1.1)	(1.8)	1.3	1.3
Amortization of transition obligation	0.2	0.1	—	—
Foreign currency exchange rate changes on the above line items	(4.3)	1.5	—	—

Total recognized in other comprehensive (income) loss, before taxes	$303.3	$(3.6)	$0.3	$2.5
Total recognized in other comprehensive (income) loss, after taxes	$188.5	$(2.8)	$0.5	$1.9

The estimated net actuarial loss, prior service cost and net transition asset for our pension plans that will be amortized from accumulated other comprehensive income (loss) into our net annual benefit cost (income) during 2009 are $4.7 million, $0.8 million and $(0.1) million, respectively. The estimated net actuarial gain and prior service credit for our other benefits that will be amortized from accumulated other comprehensive income (loss) into net annual benefit cost during 2009 will be $0.8 million—income and $1.0 million—income, respectively.

(1)	Refer to Note 5 for information on our discontinued postretirement benefit plans.

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income) for the years ended December 31:

	Year Ended December 31
	Pensions			Other Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.50%	6.00%	6.00%	6.50%	6.00%	6.00%
Expected return on plan assets	8.75%	8.75%	8.75%	—	—	—
Rate of compensation increase	4.20%	4.20%	4.20%	—	—	—
Components of net annual benefit cost (in millions):
Service cost	$18.2	$19.1	$18.6	$0.2	$0.3	$0.2
Interest cost	61.8	56.9	54.8	2.7	2.7	2.6
Expected return on plan assets	(78.0)	(72.1)	(66.2)	—	—	—
Amortization of transition asset	(0.1)	(0.1)	(0.1)	—	—	—
Amortization of prior service cost	1.1	1.8	2.0	(1.3)	(1.3)	(1.3)
Recognized net actuarial and other (gain) loss	3.1	5.0	5.5	(0.8)	(0.8)	(1.0)

Net annual benefit cost from continuing operations	$6.1	$10.6	$14.6	$0.8	$0.9	$0.5

The asset allocation for our U.S. qualified defined benefit pension plan (“U.S. Plan”), and the target asset allocation for 2008, by asset category, is shown in the table below. The fair value of plan assets for our U.S. Plan was $563.9 million and $829.4 million, at December 31, 2008 and December 31, 2007, respectively. The expected long-term rate of return on these plan assets was 8.75 percent for both 2008 and 2007. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 9.51 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 2.75 percent, is between 8.75 percent and 10.75 percent for equities, and between 4.25 percent and 7.75 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumption for the rate of return on assets.

	Target Asset Allocation	Percentage of Plan Assets December 31,
Asset Category		2008	2007
Equity securities	80 – 85%	67.8%	78.8%
Fixed income investments	15 – 25%	26.8%	18.0%
Cash and other short-term investments	0 – 5%	5.4%	3.2%

Total		100.0%	100.0%

The fair value of plan assets for our foreign pension plans totaled $44.0 million and $64.5 million at December 31, 2008 and December 31, 2007, respectively. These plan assets are invested primarily in either equity securities or fixed income investments.

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

We made voluntary cash contributions to our U.S. qualified pension plan of $30.0 million in both 2008 and 2007. In addition, we paid nonqualified pension benefits from company assets of $5.8 million and $3.0 million, respectively for 2008 and 2007. We paid other postretirement benefits, net of participant contributions, of $4.7 million in both 2008 and 2007.

The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These amounts are reflected net of the annual Medicare Part D subsidy (see below) of approximately $1.5 million per year. These estimates take into consideration expected future service, as appropriate:

Estimated Net Future Benefit Payments
(in millions)
2009	$62.7
2010	65.4
2011	68.8
2012	69.1
2013	72.7
2014 – 2018	399.4

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We completed our evaluation of the Medicare Act during 2005 and determined the estimated effects of the Medicare Act on our retiree medical plan and the other postretirement benefit liabilities and net periodic other postretirement benefit costs reported in our consolidated financial statements. Our retiree medical plan was determined to be actuarially equivalent to the Medicare Part D benefit and therefore, we began to collect the government subsidy in 2006, for those participants who elect to remain in our plan. As a result, the effect of the government subsidy and other related effects of the Medicare Act for each of the years ended December 31, 2008 and 2007 was a benefit of $1.4 million, which is reflected as a reduction in our net periodic other postretirement benefit cost from continuing operations.

Assumed health care cost trend rates have an effect on the other postretirement benefit obligations and net periodic other postretirement benefit costs reported for the health care portion of the other postretirement plan. A one-percentage point change in the assumed health care cost trend rates would be immaterial to our net periodic other postretirement benefit costs for the year ended December 31, 2008 and our other postretirement benefit obligation at December 31, 2008.

The United Kingdom, Ireland, Norway and Canadian pension plans are included in our disclosures for all years presented. The financial impact of compliance with U.S. GAAP pension accounting literature for other non-U.S. pension plans is not substantially different from the locally reported pension expense. The cost of providing pension benefits for foreign employees covered by other non-U.S. plans was $4.0 million in 2008, $4.5 million in 2007, and $4.6 million in 2006.

FMC Corporation Savings and Investment Plan.    The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. We match contributions up to specified percentages of each employee’s compensation depending on how the employee allocates his or her contributions. Additionally, effective July 1, 2007, all newly hired and rehired salaried and nonunion hourly employees receive an employer contribution of five percent of the employee’s eligible compensation. Charges against income for both of these contributions were $6.9 million in 2008, $6.1 million in 2007, and $6.4 million in 2006.

NOTE 14:	SHARE-BASED COMPENSATION

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

Under the Plan, awards of restricted stock and restricted stock units may be made to selected employees. The awards vest over periods designated by the Committee, which has generally been three years, with payment conditional upon continued employment. Compensation cost is recognized over the vesting periods based on the market value of the stock on the date of the award. Restricted stock units granted to directors under the Plan vest immediately if granted as part of or in lieu of the annual retainer; other restricted stock units granted to directors vest at the Annual Meeting of Shareholders in the calendar year following the May 1 annual grant date.

The total number of shares of common stock under the Plan is 14.4 million, which is in addition to the shares available from predecessor plans. Cancellations (through expiration, forfeiture, tax withholding or otherwise) of outstanding awards increase the shares available for future awards or grants. As of December 31, 2008 we had a total of approximately 4.5 million shares available for future grants of share-based awards.

At December 31, 2008 and 2007, there were restricted stock units representing an aggregate of 165,009 shares and 185,057 shares of common stock, respectively, credited to the directors’ accounts. At December 31, 2007 common stock options for 4,576 shares were outstanding for directors at exercise prices ranging from $18.30 to $20.28. These stock options were exercised during the year ended December 31, 2008.

Stock Compensation

In accordance with SFAS 123R, we recognized a total of $10.6 million ($6.6 million after-tax), $10.3 million ($6.4 million after-tax) and $8.1 million ($5.3 million after-tax) in share-based compensation expense during the years ended December 31, 2008, 2007 and 2006, respectively. This expense is classified as selling, general and administrative in our consolidated statements of income.

We received $13.1 million, $14.6 million and $25.6 million in cash related to stock option exercises for the years ended December 31, 2008, 2007 and 2006, respectively. We did not recognize any excess tax benefit in our consolidated balance sheets at December 31, 2008, 2007 and 2006 from the exercise of stock options and the vesting of restricted awards occurring during the years ended December 31, 2008, 2007 and 2006, due to our net operating loss carryforward position. As a result, there were no tax-related cash inflows from financing activities tied to the exercise of stock options and the vesting of restricted awards occurring during the years ended December 31, 2008, 2007 and 2006. In addition, the shares used for the exercise of stock options occurring during the years ended December 31, 2008, 2007 and 2006 came from newly issued and treasury shares.

Stock Options

The grant-date fair values of the stock options we granted in the years ended December 31, 2008, 2007 and 2006 were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects our announcement of the payment of a dividend on our common stock.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Black Scholes valuation assumptions for 2008, 2007 and 2006 stock option grants:

	2008	2007	2006
Expected dividend yield (1)	0.75%	0.9-1.0%	1.2%
Expected volatility	31.3%	32.0%	32.0%
Expected life (in years)	6.5	6.5	6.5
Risk-free interest rate (1)	3.26%	4.46-4.72%	4.6%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $19.53, $13.83 and $11.47 per share, respectively.

(1)	There were two separate grant dates for stock options in 2007 which resulted in the use of a different expected dividend yield and risk-free interest rate on each date.

The following summary shows stock option activity for employees under the Plan for the three years ended December 31, 2008:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
	Number of Shares in Thousands			(In Millions)
December 31, 2005 (3,118 shares exercisable)	5,226		$15.56

Granted	390		$31.26
Exercised	(1,848)		$13.45	$32.5
Forfeited	(66)		$23.01

December 31, 2006 (2,444 shares exercisable)	3,702	5.8	$18.14	$74.6

Granted	330		$36.94
Exercised	(918)		$15.92	$24.4
Forfeited	(41)		$25.03

December 31, 2007 (1,957 shares exercisable)	3,073	5.7	$20.71	$104.0

Granted	290		$55.74
Exercised	(850)		$15.25	$43.6
Forfeited	(21)		$39.10

December 31, 2008 (1,528 shares exercisable and 2,472 shares expected to vest)	2,492	5.4	$26.49	$45.4

The number of stock options indicated in the above table as being exercisable as of December 31, 2008 had an intrinsic value of $41.3 million, a weighted-average remaining contractual term of 3.8 years, and a weighted-average exercise price of $17.73.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognized $4.7 million ($2.9 million after-tax), $4.6 million ($2.9 million after-tax) and $3.4 million ($2.2 million after-tax) in compensation expense related to stock options for the years ended December 31, 2008, 2007 and 2006 respectively. We applied a forfeiture rate of two percent per stock option grant in the calculation of such expense.

As of December 31, 2008, we had total remaining unrecognized compensation cost related to unvested stock options of $4.5 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.9 years.

Restricted Awards

The grant-date fair value of restricted stock awards and stock units under the Plan is based on the market price per share of our common stock on the date of grant, and the related compensation cost is amortized to expense on a straight-line basis over the vesting period during which the employees perform related services, which is typically three years except for those eligible for retirement prior to the stated vesting period.

The following table shows our employee restricted award activity for the three years ended December 31, 2008:

	Number of awards	Weighted- Average Grant Date Fair Value
	Number of Awards in Thousands
Nonvested at December 31, 2005	726	$18.29

Granted	152	$31.87
Vested	(206)	$19.97
Forfeited	(20)	$22.34

Nonvested at December 31, 2006	652	$20.93

Granted	180	$38.41
Vested	(373)	$12.68
Forfeited	(5)	$27.45

Nonvested at December 31, 2007	454	$32.07

Granted	102	$58.05
Vested	(122)	$24.10
Forfeited	(5)	$38.07

Nonvested at December 31, 2008	429	$40.40

We recognized $5.9 million ($3.7 million after-tax) $5.7 million ($3.5 million after-tax) and $4.7 million ($3.1 million after-tax) in compensation expense related to restricted awards for the years ended December 31, 2008, 2007 and 2006 respectively. We applied a forfeiture rate assumption of one percent of outstanding grants in the calculation of such expense. As of December 31, 2008, we had total remaining unrecognized compensation cost related to unvested restricted awards of $7.1 million which will be amortized over the weighted-average remaining requisite service period of approximately 2.3 years.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15:	STOCKHOLDERS’ EQUITY

The following is a summary of our capital stock activity over the past three years:

	Common Stock	Treasury Stock
	(Number of Shares in Thousands)
December 31, 2005	91,946	14,914
Stock options and awards	1,046	(980)
Stock for employee benefit trust, net	—	(474)
Repurchases of common stock, net	—	2,896

December 31, 2006	92,992	16,356
Stock options and awards	—	(1,132)
Stock for employee benefit trust, net	—	(2)
Repurchases of common stock, net	—	2,640

December 31, 2007	92,992	17,862
Stock options and awards	—	(920)
Repurchases of common stock, net	—	3,540

December 31, 2008	92,992	20,482

At December 31, 2008, 7.5 million shares of unissued FMC common stock were reserved for stock options and awards.

Accumulated other comprehensive gain (loss) consisted of the following:

	December 31,
	2008	2007
	(in Millions)
Deferred (loss) gain on derivative contracts	$(31.7)	$(1.6)
Pension and other postretirement liability adjustment	(237.7)	(46.1)
Foreign currency translation adjustments	(6.7)	37.8

Accumulated other comprehensive gain (loss)	$(276.1)	$(9.9)

On January 15, 2009, we paid dividends aggregating $9.1 million to our stockholders of record as of December 31, 2008. This amount is included in “Accrued and other liabilities” on the consolidated balance sheets as of December 31, 2008. For the years ended December 31, 2008, December 31, 2007, and December 31, 2006 we paid $34.4 million, $29.7 million and $21.0 million in dividends, respectively. On April 22, 2008, our Board of Directors approved a quarterly cash dividend of $0.125 per share.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over a two-year period. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluation of market conditions and other factors. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans. During the twelve months ended December 31, 2008, we repurchased 3,503,914 of our shares at an aggregate cost of $185.2 million under the publicly announced repurchase program.

Shares of common stock repurchased and contributed to a trust for an employee benefit program (net of shares resold as needed to administer the plan) were 2,070 net shares contributed and 470,880 net shares contributed in 2007 and 2006, respectively, at a cost of approximately $0.1 million, and $17.3 million, respectively. We had no such comparable activity in the year ended December 31, 2008.

NOTE 16:	EARNINGS PER SHARE

Earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were no excluded potential common shares from Diluted EPS for the years ended December 31, 2008, 2007 and 2006.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2008	2007	2006
	(in Millions Except Share and Per Share Data)
Earnings:
Income from continuing operations	$329.5	$156.7	$144.1
Discontinued operations, net of income taxes	(24.9)	(24.3)	(12.8)

Net income	$304.6	$132.4	$131.3

Basic earnings per common share
Continuing operations	$4.47	$2.08	$1.88
Discontinued operations	(0.34)	(0.32)	(0.17)

Net income	$4.13	$1.76	$1.71

Diluted earnings per common share
Continuing operations	$4.35	$2.02	$1.82
Discontinued operations	(0.33)	(0.31)	(0.16)

Net income	$4.02	$1.71	$1.66

Shares (in thousands):
Weighted average number of shares of common stock outstanding—Basic	73,774	75,400	76,640
Weighted average additional shares assuming conversion of potential common shares	2,022	2,199	2,436

Shares—diluted basis	75,796	77,599	79,076

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17:	FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, trade receivables, other current assets, accounts payable, and amounts included in investments and accruals meeting the definition of financial instruments. These financial instruments are stated at their carrying value, which is a reasonable estimate of fair value.

Financial Instrument	Valuation Method

Foreign Exchange Forward Contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on current market prices for applicable currencies.

Energy Forward and Option Contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices for applicable commodities.

Debt	Our estimates and information obtained from independent third parties using market data, such as bid/ask spreads for the last business day of the year.

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

	December 31, 2008		December 31, 2007
Assets (liabilities)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in Millions)
Foreign Exchange Forward Contracts	$(16.4)	$(16.4)	$(1.2)	$(1.2)
Energy Forward Contracts	(23.7)	(23.7)	(2.0)	(2.0)
Energy Option Contracts	0.2	0.2	—	—
Debt	(623.6)	(566.0)	(545.2)	(548.4)

Adoption of SFAS No. 157

We adopted SFAS No.157 on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principle or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable and able and willing to transact for the asset or liability. Other than new disclosure, there was no impact to our consolidated financial statements upon adoption of SFAS No. 157.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our recurring financial assets and liabilities recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

The following table presents our fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis in our consolidated balance sheets as of December 31, 2008. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis.

	12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in Millions)
Assets
Available-for-sale securities (1)	$0.2	$0.2	$—	$—
Derivatives – Energy (2)	3.4	—	3.4	—
Derivatives – Foreign Exchange (2)	8.3		8.3
Other (3)	15.9	15.9	—	—

Total Assets	$27.8	$16.1	$11.7	$—

Liabilities
Derivatives – Energy (4)	$26.9	$—	$26.9	$—
Derivatives – Foreign Exchange (4)	24.7	—	24.7	—
Other (5)	23.7	23.7	—	—

Total Liabilities	$75.3	$23.7	$51.6	$—

(1)	Amounts included in “Investments” in the consolidated balance sheets.
(2)	Amounts included in “Prepaid and other current assets” in the consolidated balance sheets.
(3)	Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the consolidated balance sheets.
(4)	Amounts included in “Accrued and other liabilities” in the consolidated balance sheets.
(5)	Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the consolidated balance sheets.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Use of Derivative Financial Instruments to Manage Risk

We record foreign currency and energy contracts at fair value as assets or liabilities and the related gains or losses for instruments designated as hedges are deferred in stockholders’ equity as a component of accumulated other comprehensive income or loss. At December 31, 2008 and 2007, the net deferred hedging loss in accumulated other comprehensive income was $(31.3) million and $(1.6) million respectively.

Approximately $(30.9) million of net losses are expected to be realized in earnings over the twelve months ending December 31, 2009, as the underlying hedged transactions are realized, and net losses of $(0.4) million are expected to be realized at various times, subsequent to December 31, 2009. We recognize derivative gains and losses in the “Costs of sales or services” line in the consolidated statements of income.

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

There was no hedge ineffectiveness related to our outstanding foreign currency exchange cash flow hedges recorded to earnings during the years ended December 31, 2008, 2007 and 2006.

We hold certain forward contracts that have not been designated as hedging instruments. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments, and changes in the fair value of these items are recorded in earnings. The net pre-tax gains (losses) recorded in earnings for contracts not designated as hedging instruments in 2008, 2007 and 2006 were $18.5 million, $(8.6) million and $0.3 million, respectively.

Commodity Price Risk

We are exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and entering into fixed-price contracts for the purchase of coal and fuel oil.

Hedge ineffectiveness and the portion of derivative gains or (losses) excluded from assessments of hedge effectiveness, related to our outstanding commodity cash flow hedges recorded to earnings for the years ended December 31, 2008, 2007 and 2006 were $(0.2) million, $(0.1) million and $0.0 million, respectively. The net pre-tax (loss) recorded in earnings for commodity contracts not designated as hedging instruments in 2008 was $(0.5) million. There was no such activity in 2007 and 2006 related to commodity contracts not designated as hedging instruments.

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements to achieve a targeted mix of fixed- and variable-rate debt. In the agreements, we exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2008, we have no such swap agreements in place.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit Risk

Financial instruments that subject us to concentration of credit risk consist primarily of short-term cash investments, trade receivables and derivative contracts. Our policy is to place short-term cash investments with major, highly creditworthy financial institutions. Counterparties to derivative contracts are also limited to major financial institutions and organized exchanges. We limit the dollar amount of contracts entered into with any one financial institution and monitor counterparties’ credit ratings. While we may be exposed to credit losses due to the nonperformance of counterparties, we consider this risk remote.

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

NOTE 18:	COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

We lease office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Leases of real estate generally provide for our payment of property taxes, insurance and repairs. Capital leases are not significant. See Note 8 for accounting related to the Princeton lease. Rent expense under operating leases amounted to $15.8 million, $15.1 million and $14.3 million in 2008, 2007 and 2006, respectively. Rent expense is net of credits (received for the use of leased transportation assets) of $24.3 million, $24.7 million and $23.6 million in 2008, 2007 and 2006, respectively.

Minimum future rentals under noncancelable leases are estimated to be payable as follows: $30.0 million in 2009, $26.3 million in 2010, $24.0 million in 2011, $21.1 million in 2012, $20.6 million in 2013 and $63.2 million thereafter. Minimum future rentals for transportation assets included above aggregated approximately $112.5 million, against which we expect to continue to receive credits to substantially defray our rental expense.

Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials and energy total approximately $97.8 million. Since the majority of our minimum obligations under these contracts are over the life of the contract as opposed to a year-by-year basis, we are unable to determine the periods in which these obligations could be payable under these contracts. However, we intend to fulfill the obligations associated with these contracts through our purchases associated with the normal course of business.

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees:

December 31, 2008
(in Millions)
Guarantees:
– Technologies performance guarantees	$0.8
– Guarantees of vendor financing	20.3
– Foreign equity method investment and other debt guarantees	6.8

Total	$27.9

Other Commitments

We guarantee the performance by FMC Technologies, Inc. (“Technologies”) of a debt instrument outstanding in the principal amount of $0.8 million as of December 31, 2008 and $1.6 million as of December 31, 2007.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $20.3 million and $29.7 million at December 31, 2008 and December 31, 2007, respectively, and are recorded on the consolidated balance sheets for each date as “Guarantees of vendor financing”.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of December 31, 2008, these guarantees had maximum potential payments of $6.8 million, compared to $6.9 million at December 31, 2007.

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

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of restructuring and other charges (income). Since we are not required to make the payment during the appeal process, which may to extend beyond one year, the liability has been classified as long-term in the consolidated balance sheets as of December 31, 2008 and 2007. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a rate, which as of December 31, 2008, was 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At December 31, 2008, the amount of the letter of credit was €28.2 million (U.S. $39.4 million).

In 2004, we also received a subpoena for documents from a grand jury sitting in the Northern District of California, which is investigating anticompetitive conduct in the hydrogen peroxide business in the United States

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during the period 1994 through 2003. We have since learned that Degussa AG was a leniency applicant in the investigation and that Solvay, S.A. and Akzo Nobel Chemicals International B.V. have pled guilty to Sherman Act violations during the period July 1, 1998 through December 1, 2001. On December 29, 2008 we received notice from the Department of Justice that it has closed the investigation without filing charges against FMC.

In connection with these two matters, in February 2005 putative class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class in January 2007. On December 30, 2008, the Court of Appeals vacated the class certification order and remanded the case for further proceedings in the District Court. Shortly thereafter, FMC reached an agreement in principle to settle with the class for $10 million, subject to final documentation and approval by the Court. This amount was included as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. The Court has already finally approved settlements with four of the six original defendant groups, who collectively paid approximately $90 million. Seventeen companies (predominantly paper producers) have opted out of certain of the settlements with other defendants. Certain of the defendants in the class action have settled those opt out claims for undisclosed amounts. Six of the 17 opt outs have filed suit against FMC and Foret in the United States District Court for the Eastern District of Pennsylvania and one has sued FMC as well as two other producers. These cases have been assigned to the same judge as the class action. Two other opt out cases have been pending for some time against FMC and other hydrogen peroxide producers, and in August of 2008, Foret was added as a defendant to these cases. The stay of all these actions entered by the District Court during the class certification appeal remains in place. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada, A motion for class certification is pending.

Another antitrust class action previously brought in Federal Court in the Eastern District of Pennsylvania alleging violations of antitrust laws involving our microcrystalline cellulose product was settled for $25.0 million, the same amount paid by our codefendant Asahi Kasei Corporation. The Court approved this settlement in November 2006. The claims of plaintiffs who opted out of the class settlement were also settled late in 2006 for $0.7 million. The above amounts for 2006 have been reflected in “Restructuring and other charges (income)” in our consolidated statement of income for the year ended December 31, 2006. The parties have also reached an agreement to settle a related state court case pending in California, for a total for $2.5 million, with the Company and Asahi Kasei each contributing $1.25 million. This settlement was approved by the California state court in November 2007. A third related state class action against FMC in Tennessee state court has been settled for $0.5 million. This settlement was approved by the Tennessee state court in November 2008. The above amounts for 2007 have been reflected in “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2007.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19: BUSINESS SEGMENT AND GEOGRAPHIC DATA

	Year Ended December 31,
	2008	2007	2006
	(in Millions)
Revenue
Agricultural Products	$1,058.7	$889.7	$765.9
Specialty Chemicals	764.5	659.5	592.8
Industrial Chemicals	1,296.9	1,087.1	990.9
Eliminations	(4.8)	(3.4)	(3.7)

Total	$3,115.3	$2,632.9	$2,345.9

Income from continuing operations before income taxes
Agricultural Products	245.2	207.0	149.9
Specialty Chemicals	152.0	142.7	118.8
Industrial Chemicals	201.4	92.5	96.7
Eliminations	(0.1)	—	(0.1)

Segment operating profit (1)	598.5	442.2	365.3
Corporate	(49.8)	(52.3)	(46.2)
Other income and (expense), net	(8.6)	(12.0)	3.0

Operating profit before the items listed below	540.1	377.9	322.1
Interest expense, net	(31.9)	(34.9)	(32.9)
Restructuring and other income (charges) (2)	(49.6)	(164.9)	(76.8)
Impairment of Perorsa joint venture (3)	(1.4)	—	—
Purchase accounting inventory fair value impact (4)	(2.3)	—	—
LIFO inventory correction adjustment (5)	—	6.1	—
Gain from Astaris joint venture (6)	—	0.4	—
Minority interest associated with restructuring and other income (charges) (7)	—	1.4	—
Loss on extinguishment of debt (8)	—	(0.3)	—

Income from continuing operations before income taxes	$454.9	$185.7	$212.4

Business segment results are presented net of minority interests, reflecting only FMC’s share of earnings. The corporate line primarily includes staff expenses, while other income and expense, net consists of all other corporate items, including LIFO inventory adjustments and pension income or expense.

(1)	Results for all segments are net of minority interests in 2008, 2007 and 2006 of $17.0 million, $11.0 million and $7.8 million, respectively, the majority of which pertain to Industrial Chemicals.
(2)	See Note 6. Amounts in 2008 related to Agricultural Products ($43.9 million), Industrial Chemicals ($14.2 million), Specialty Chemicals ($4.4 million) and Corporate ($12.9 million-gain).

Amounts in 2007 related to Agricultural Products ($108.3 million), Industrial Chemicals ($43.3 million), Specialty Chemicals ($3.1 million) and Corporate ($10.2 million).

Amounts in 2006 related to Agricultural Products ($13.4 million), Industrial Chemicals ($31.9 million), Specialty Chemicals ($26.3 million) and Corporate ($5.2 million).

(3)	A $1.4 million charge related to the impairment of our Perorsa joint venture. On the consolidated statements of income this charge is included in “Equity in (earnings) loss of affiliates” for the year ended December 31, 2008.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)	A $2.3 million charge related to amortization of the inventory step-up resulting from purchase accounting associated with acquisitions that closed in the third quarter of 2008 in our Specialty Chemicals segment. In purchase accounting, inventory is stepped up from its cost value to estimated selling prices less costs to sell. On the consolidated statements of income, this charge is included in “Costs of sales and services” for the year ended December 31, 2008.
(5)	A non-cash gain of $6.1 million related to an adjustment to our last in, first out (LIFO) inventory reserves as a result of a correction in determining our initial LIFO inventory base year. This gain was recorded to “Costs of sales and services” for the year ended December 31, 2007 in the consolidated statements of income.
(6)	A gain of $0.4 million representing the difference between the carrying value of our remaining investment in the Astaris joint venture and cash received from the joint venture. This gain is included in “Equity in (earnings) loss of affiliates” in the consolidated statement of operations for the year ended December 31, 2007. In 2005, Astaris sold substantially all of the assets of its businesses and the buyers also assumed certain of the liabilities of Astaris.
(7)	Minority interest of $1.4 million associated with our decision to abandon the co-generation facility at Foret during the second quarter of 2007. This amount is shown in “Minority interests” on the consolidated statements of income for the year ended December 31, 2007
(8)	See Note 11.

	December 31,
	2008	2007	2006
	(in Millions)
Operating capital employed (1)
Agricultural Products	$570.7	$486.4	$504.5
Specialty Chemicals	783.9	699.8	633.2
Industrial Chemicals	593.4	552.7	545.9
Elimination	(0.4)	(0.3)	(0.3)

Total operating capital employed	1,947.6	1,738.6	1,683.3
Segment liabilities included in total operating capital employed	613.7	584.5	548.3
Corporate items	432.6	410.3	509.1

Total assets	$2,993.9	$2,733.4	$2,740.7

Segment assets (2)
Agricultural Products	$764.0	$689.9	$703.6
Specialty Chemicals	867.7	774.9	699.6
Industrial Chemicals	930.0	858.6	828.7
Elimination	(0.4)	(0.3)	(0.3)

Total segment assets	2,561.3	2,323.1	2,231.6
Corporate items	432.6	410.3	509.1

Total assets	$2,993.9	$2,733.4	$2,740.7

(1)	We view operating capital employed, which consists of assets, net of liabilities, reported by our operations and excluding corporate items such as cash equivalents, debt, pension liabilities, income taxes and LIFO reserves, as our primary measure of segment capital.
(2)	Segment assets are assets recorded and reported by the segments and are equal to segment operating capital employed plus segment liabilities. See Note 1.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
	2008	2007	2006	2008	2007	2006	2008	2007	2006
	(in Millions)
Agricultural Products	$16.8	$11.2	$14.5	$12.4	$27.2	$31.4	$70.6	$69.7	$74.1
Specialty Chemicals	45.8	33.5	30.8	32.9	32.0	31.3	14.9	17.0	15.0
Industrial Chemicals	105.6	65.1	63.0	67.6	69.0	64.5	8.3	7.9	7.8
Corporate	6.6	5.6	7.3	11.3	5.5	4.6	—	—	—

Total	$174.8	$115.4	$115.6	$124.2	$133.7	$131.8	$93.8	$94.6	$96.9

Geographic Segment Information

	Year Ended December 31,
	2008	2007	2006
	(in Millions)
Revenue (by location of customer):
North America (1)	$1,064.6	$962.1	$959.0
Europe/Middle East/Africa	887.0	729.5	637.9
Latin America (1)	741.7	573.9	457.3
Asia Pacific	422.0	367.4	291.7

Total	$3,115.3	$2,632.9	$2,345.9

(1)	In 2008, countries with sales in excess of 10 percent of consolidated revenue consisted of the U.S. and Brazil. Sales for the U.S. and Brazil totaled $996.2 million and $478.1 million respectively for the year ended December 31, 2008. For the years ended December 31, 2007 and 2006 U.S. sales totaled $896.7 million and $907.1 million and Brazil sales totaled $365.3 million and $280.8 million respectively.

	December 31,
	2008	2007
	(in Millions)
Long-lived assets (1):
North America (2)	$737.5	$710.6
Europe/Middle East/Africa (2)	476.3	486.3
Latin America	42.4	41.8
Asia Pacific	61.3	41.6

Total	$1,317.5	$1,280.3

(1)	Geographic segment long-lived assets exclude long-term deferred income taxes on the consolidated balance sheets.
(2)	The countries with long-lived assets in excess of 10 percent of consolidated long-lived assets at December 31, 2008 are the U.S. and Norway and at December 31, 2007 were the U.S., Norway and Spain. Long-lived assets in the U.S. and Norway totaled $714.8 million and $214.5 million, as of December 31, 2008, respectively. As of December 31, 2007, U.S., Norway and Spain long-lived assets totaled $683.3 million, $220.7 million and $129.5 million respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2008				2007
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
	(in Millions, Except Share and Per Share Data)
Revenue	$750.2	$806.6	$820.8	$737.7	$674.1	$657.9	$626.6	$674.3
Gross Profit	251.0	270.2	240.0	219.7	210.8	210.0	186.4	195.6
Income from continuing operations before equity in (earnings) loss of affiliates, minority interests, net interest expense, loss on extinguishment of debt and income taxes	153.8	146.5	119.1	81.3	84.9	15.7	68.1	59.3
Income (loss) from continuing operations (1)	100.3	92.2	85.9	51.1	55.1	14.3	41.4	45.9
Discontinued operations, net of income taxes	(6.4)	(7.8)	(5.9)	(4.8)	(9.3)	(5.7)	(4.3)	(5.0)

Net income (loss)	$93.9	$84.4	$80.0	$46.3	$45.8	$8.6	$37.1	$40.9

Basic earnings (loss) per common share
Continuing operations	$1.35	$1.24	$1.16	$0.71	$0.73	$0.19	$0.55	$0.62
Discontinued operations	(0.09)	(0.10)	(0.08)	(0.07)	(0.13)	(0.08)	(0.06)	(0.07)
Basic net income (loss) per common share (2)	$1.26	$1.14	$1.08	$0.64	$0.60	$0.11	$0.49	$0.55

Diluted earnings (loss) per common share
Continuing operations	$1.31	$1.20	$1.13	$0.69	$0.70	$0.18	$0.54	$0.59
Discontinued operations	(0.08)	(0.10)	(0.08)	(0.06)	(0.11)	(0.07)	(0.06)	(0.06)
Diluted net income (loss) per common share (2)	$1.23	$1.10	$1.05	$0.63	$0.59	$0.11	$0.48	$0.53

Weighted average shares outstanding:
Basic	74.4	74.3	74.0	72.6	75.9	75.7	75.2	74.8
Diluted	76.6	76.5	76.0	74.0	78.2	77.8	77.3	77.1

1.	In the fourth quarter of 2008, our results were unfavorably impacted by $31.6 million ($19.1 million after-tax) of restructuring and other charges (income). In the fourth quarter of 2007, our results were unfavorably impacted by $22.9 million ($14.4 million after-tax) of restructuring and other charges (See Note 6).
2.	The sum of quarterly earnings per common share may differ from the full-year amount.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FMC Corporation:

We have audited the accompanying consolidated balance sheets of FMC Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 10 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007. As discussed in note 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FMC Corporation’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 23, 2009

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.

Based on this assessment, we determined that, as of December 31, 2008, FMC has effective internal control over financial reporting.

KPMG LLP, has issued an audit report on the effectiveness of internal control over financial reporting which appears on page 107.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FMC Corporation:

We have audited FMC Corporation’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FMC Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report titled “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control, based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, FMC Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 23, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 23, 2009

FMC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

Description	Balance, Beginning of Year	Provision	Write- offs (1)	Balance, End of Year
	(in Millions)
December 31, 2008
Reserve for doubtful accounts	$18.0	$3.1	$(4.8)	$16.3

Deferred tax valuation allowance	$65.1	$(0.9)	$(8.9)	$55.3

December 31, 2007
Reserve for doubtful accounts	$13.5	$4.9	$(0.4)	$18.0

Deferred tax valuation allowance	$81.5	$(16.4)	$—	$65.1

December 31, 2006
Reserve for doubtful accounts	$11.0	$3.6	$(1.1)	$13.5

Deferred tax valuation allowance	$72.6	$8.9	$—	$81.5

1)	Write-offs are net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s annual report on internal control over financial reporting. Refer to Management’s Report on Internal Control Over Financial Reporting which is included in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

Audit report of the independent registered public accounting firm. Refer to Report of Independent Registered Public Accounting Firm which is included in Item 8 of Part II of this Annual Report on Form 10-K and is incorporated by reference to this Item 9A.

(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM	9B. OTHER INFORMATION

The Company’s By-Laws were revised effective February 20, 2009. Following is a brief summary of the major changes.

I.	Advance Notice by Stockholder Bringing Business Before an Annual Meeting

•	The stockholder of the Company (the “Stockholder”) giving notice will be required to disclose all shares and derivatives “beneficially owned” by the Stockholder and its “Related Persons”.

•

A “Related Person” is an affiliate, associate, any person acting in concert with such person, and persons with whom such person or any of its affiliates or associates has an agreement, arrangement or understanding with respect to the acquisition, holding, voting or disposal of shares.

•	The Stockholder giving notice must update the information in the notice if, at the record date of such meeting, such information changes.

II.	Nomination Questionnaire for Directors

•	Each nominee for election as a Director of the Company (“Nominee”) will be required to fill in and deliver a “questionnaire” to the Secretary.

•	The questionnaire must disclose the following information:

•

any shares or derivatives of the Company “beneficially owned” by the Nominee and any Related Person of the Nominee, including a list of all transactions by the Nominee or a Related Person of the Nominee related to any shares or derivatives of the Company within 60 days prior to the date of the questionnaire;

•	any agreement between the Nominee and any Stockholder as to how the Nominee will act or vote on any issue or question once a Director;

•	any agreement, arrangement or understanding with respect to the nomination between or among the Nominee and any Related Person of the Nominee; and

•	any other information that would have been required to be disclosed by the Nominee and all Related Persons of the Nominee under a Schedule 13D.

•	The Nominee must update the information in the notice if, at the record date, the information changes.

III.	Other Matters Concerning Stockholders

•

A procedure has been provided to establish the record date for Stockholders entitled to notice of or to vote at any Stockholders’ meeting or receive dividends or any other distribution or allotment of rights:

•

The record date may be set by the Board of Directors of the Company (the “Board”). The record date must be between 10 to 60 days prior to the date of any Stockholder meeting or more than 60 days prior to any other action;

•	Any previously scheduled meeting of Stockholders may be postponed by the Board at any time prior to such Stockholders’ meeting; and

•	A Stockholders’ meeting may be adjourned by either the presiding officer at the Stockholders’ meeting or a majority of Stockholders entitled to vote at the meeting, whether or not a quorum is present.

IV.	Conduct of Board Meetings

•	Notice of regular Board meetings or any adjourned meeting need not be given;

•	Director/s may participate in any Board meeting or committee meeting by telephone or other communications equipment as long as all participants of the meeting can hear each other;

•	The Chairman will preside over Board meetings; and

•	The Board may act by written consent.

V.	Indemnification of Officers and Directors

•	Clarification has been added that any person who was or is a director or officer of the Company may be entitled to indemnification or advancement of expenses;

•	The burden is on the Company to prove that the person seeking to enforce the right to indemnification or advancement of expenses is not entitled to such indemnification or advancement; and

•

The Company’s obligation to indemnify any person who was or is serving, at the Company’s request, as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, will be reduced by any amount such person may collect as indemnification from such other corporation, partnership, joint venture, trust or other enterprise

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption “III. Board of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on April 28, 2009 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Item 4A. Executive Officers of the Registrant” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance-Committees and Independence of Directors-Audit Committee” in the Proxy Statement, information concerning the Code of Ethics, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance “—Corporate Governance-Code of Ethics and Business Conduct Policy” in the Proxy Statement, and information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “VII. Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporated herein by reference in response to this Item 10.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained in the Proxy Statement in the section titled “VI. Executive Compensation” with respect to executive compensation, in the section titled “IV. Information About the Board of Directors and Corporate Governance—Director Compensation” and “—Corporate Governance—Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the section titled “V. Security Ownership of FMC Corporation” in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.

Equity Compensation Plan Information

The table below sets forth information with respect to compensation plans under which equity securities of FMC are authorized for issuance as of December 31, 2008. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A)		Weighted-average exercise price of outstanding options and restricted stock awards (B)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans approved by stockholders	3,027,724	(2)	$21.80	4,461,593
Equity Compensation Plans not approved by stockholders	58,342	(3)	$—	—

(1)	Taking into account all outstanding stock options included in this table, the weighted-average exercise price of such stock options is $21.39, and the weighted-average term-to-expiration is 4.34 years.
(2)	Includes 2,491,665 stock options and 429,392 restricted stock awards granted to employees and 106,667 Restricted Stock Units (RSUs) held by directors.
(3)	Represents RSUs held by directors. For a number of years prior to 2003, a portion of the annual compensation for members of the Board of Directors was paid in the form of RSUs settled in treasury shares upon retirement or other termination of service on the Board. Since 2003, all RSUs issued to directors have been made under the FMC Corporation Incentive Compensation and Stock Plan, which was approved by stockholders in 2001.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed with this Report

1.	Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.

2.	The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years 2008, 2007 and 2006	108

The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

3.	Exhibits: See attached Index of Exhibits

(b)	Exhibits

Exhibit No.	Exhibit Description
*3.1	Restated Certificate of Incorporation, as filed on June 23, 1998 (Exhibit 4.1 to FMC Corporation’s Form S-3 filed on July 21, 1998)

3.2	Restated By-Laws of FMC Corporation as of February 20, 2009

*4.2	Succession Agreement, dated as of August 6, 2002, among FMC Corporation, BNY Midwest Trust Company as Trustee, and Wachovia Bank, National Association as Successor Trustee (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

4(iii)(A)	FMC Corporation undertakes to furnish to the Commission upon request, a copy of any instrument defining the rights of holders of long-term debt of FMC Corporation and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed.

*10.1.a	Credit Agreement, dated as of August 28, 2007, among FMC Corporation and certain Foreign Subsidiaries, the Lenders and Issuing Banks Named Therein, Citibank, N.A., as Administrative Agent, Wachovia Bank, National Association, as Documentation Agent, Citigroup Global Markets, Inc., Banc of America Securities LLC and Wachovia Securities, Inc., as Joint Lead Arrangers and Co-Book Managers and Bank of America, N.A., as Syndication Agent (Exhibit 10.1 to FMC Corporation’s Current Report on Form 8-K filed on August 29, 2007).

*10.1.b	Amendment No. 1, dated as of February 20, 2008, to Credit Agreement, dated as of August 28, 2007, among FMC Corporation and certain Foreign Subsidiaries, the Lenders and Issuing Bank Named Therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets, Inc., Banc of America Securities, LLC and Wachovia Securities, Inc., as Joint Lead Arrangers and Co-Book Managers and Bank of America, N.A., as Syndication Agent. (Exhibit 10.1b to FMC Corporation’s Annual Report on Form 10-K filed on February 25, 2008)

*10.2	Asset Purchase Agreement among FMC Corporation, Solutia Inc., Astaris LLC, Israel Chemicals Limited and ICL Performance Products Holding Inc., dated as of September 1, 2005 (Exhibit 10 to FMC Corporation’s Quarterly Report on Form 10-Q/A filed on November 8, 2005)

Exhibit No.	Exhibit Description

*10.3	Amended and Restated Credit Agreement, dated as of February 20, 2008, among FMC Finance, B.V., as borrower, FMC Corporation and FMC Chemicals Netherlands B.V., as guarantors, the Lenders party thereto, Citibank International plc, as agent for the Lenders, ABN Amro Bank, N.V., Banco Bilbao Vizcaya Agentaria S.A., National City Bank and Wachovia Bank, National Association, as mandated lead arrangers and Citigroup Global Markets Limited and Banc of America Securities, LLC, as mandated lead arrangers and bookrunners. (Exhibit 10.3.b to FMC Corporation’s Annual Report on Form 10-K filed on February 25, 2008)

†10.4	FMC Corporation Compensation Plan for Non-Employee Directors As Amended and Restated Effective February 20, 2009

†10.4.a	Non-Employee Director Restricted Stock Unit Award Agreement

†10.4.b	Non-Employee Director Restricted Stock Unit Award Agreement

†10.5	FMC Corporation Salaried Employees’ Equivalent Retirement Plan, as amended and restated effective as of January 1, 2009

†*10.6	FMC Corporation Salaried Employees’ Equivalent Retirement Plan Grantor Trust, as amended and restated effective as July 31, 2001 (Exhibit 10.6.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†10.7	FMC Corporation Non-Qualified Savings and Investment Plan, as adopted by the company on December 17, 2008

†*10.8	FMC Corporation Non-Qualified Savings and Investment Plan Trust, as amended and restated effective as of September 28, 2001 (Exhibit 10.7.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†* 10.8.a	First Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of October 1, 2003 (Exhibit 10.15.a to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†*10.8.b	Second Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust, effective as of January 1, 2004 (Exhibit 10.12.b to FMC Corporation’s Annual Report on Form 10-K filed on March 14, 2005)

†10.8.c	Third Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of February 14, 2005

†10.8.d	Fourth Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of July 1, 2005

†10.8.e	Fifth Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of April 23, 2008

†10.9	FMC Corporation Incentive Compensation and Stock Plan as amended and restated through January 1, 2009

†*10.9.a	Employee Restricted Stock Unit Award Agreement (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on May 2, 2008)

†10.10	FMC Corporation Executive Severance Plan, as amended and restated effective as of January 1, 2009

Exhibit No.	Exhibit Description

†*10.11	FMC Corporation Executive Severance Grantor Trust Agreement, dated July 31, 2001 (Exhibit 10.10.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†10.12	Executive Severance Agreement, entered into as of December 31, 2008, by and between FMC Corporation and William G. Walter

†10.13	Executive Severance Agreement, entered into as of December 31, 2008, by and between FMC Corporation and W. Kim Foster, with attached schedule

†10.14	Executive Severance Agreement, entered into as of December 31, 2008, by and between FMC Corporation and Graham R. Wood, with attached schedule

*10.15	Joint Venture Agreement between FMC Corporation and Solutia Inc., made as of April 29, 1999 (Exhibit 2.I to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.a	First Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of December 29, 1999 (Exhibit 2.II to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.b	Second Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of February 2, 2000 (Exhibit 2.III to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.c	Third Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of March 31, 2000 (Exhibit 2.IV to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.d	Fourth Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., dated November 4, 2005 (Exhibit 10 to FMC Corporation’s Current Report on Form 8-K filed on November 9, 2005)

*10.16	Separation and Distribution Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 2.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed on June 6, 2001)

*10.17	Tax Sharing Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 10.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed on June 6, 2001)

12	Statement of Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC CORPORATION

(Registrant)

By:	/s/ W. KIM FOSTER
W. Kim Foster Senior Vice President and Chief Financial Officer

Date: February 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ W. KIM FOSTER W. Kim Foster	Senior Vice President and Chief Financial Officer	February 23, 2009

/s/ GRAHAM R. WOOD Graham R. Wood	Vice President, Controller (Principal Accounting Officer)	February 23, 2009

/s/ WILLIAM G. WALTER William G. Walter	Chairman of the Board and Chief Executive Officer	February 23, 2009

/s/ G. PETER D’ALOIA G. Peter D’Aloia	Director	February 23, 2009

/s/ PATRICIA A. BUFFLER Patricia A. Buffler	Director	February 23, 2009

/s/ C. SCOTT GREER C. Scott Greer	Director	February 23, 2009

/s/ EDWARD J. MOONEY Edward J. Mooney	Director	February 23, 2009

/s/ PAUL J. NORRIS Paul J. Norris	Director	February 23, 2009

Signature	Title	Date

/s/ ROBERT C. PALLASH Robert C. Pallash	Director	February 23, 2009

/s/ ENRIQUE J. SOSA Enrique J. Sosa	Director	February 23, 2009

/s/ VINCENT R. VOLPE Vincent R. Volpe	Director	February 23, 2009

INDEX OF EXHIBITS FILED WITH FORM 10-K OF FMC CORPORATION

FOR THE YEAR ENDED DECEMBER 31, 2008

Exhibit No.	Exhibit Description
3.2	Restated By-Laws of FMC Corporation as of February 20, 2009

10.4	FMC Corporation Compensation Plan for Non-Employee Directors As Amended and Restated Effective February 20, 2009

10.4.a	Non-Employee Director Restricted Stock Unit Award Agreement

10.4.b	Non-Employee Director Restricted Stock Unit Award Agreement

10.5	FMC Corporation Salaried Employees’ Equivalent Retirement Plan, as amended and restated effective as of January 1, 2009

10.7	FMC Corporation Non-Qualified Savings and Investment Plan, as adopted by the Company on December 17, 2008

10.8.c	Third Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of February 14, 2005

10.8.d	Fourth Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of July 1, 2005

10.8.e	Fifth Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of April 23, 2008

10.9	FMC Corporation Incentive Compensation and Stock Plan as amended and restated through January 1, 2009

10.10	FMC Corporation Executive Severance Plan, as amended and restated effective as of January 1, 2009

10.12	Executive Severance Agreement, entered into as of December 31, 2008, by and between FMC Corporation and William G. Walter

10.13	Executive Severance Agreement, entered into as of December 31, 2008, by and between FMC Corporation and W. Kim Foster, with attached schedule

10.14	Executive Severance Agreement, entered into as of December 31, 2008, by and between FMC Corporation and Graham R. Wood, with attached schedule

12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report