Form 10-Q
period 2009-03-31
FMC CORP
filed 2009-05-08
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY AND POSTED ON ITS CORPORATE WEBSITE, IF ANY, EVERY INTERACTIVE DATA FILE REQUIRED TO BE SUBMITTED AND POSTED PURSUANT TO RULE 405 OF REGULATION S-T DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO SUBMIT AND POST SUCH FILES)    YES  ☐    NO  ☐

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at March 31, 2009
Common Stock, par value $0.10 per share	72,675,293

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(in Millions, Except Per Share Data)	2009	2008
	(unaudited)
Revenue	$690.5	$750.2

Costs and Expenses
Costs of sales and services	453.9	499.2
Selling, general and administrative expenses	80.1	83.7
Research and development expenses	20.0	21.8
Restructuring and other charges (income)	22.5	(8.3)

Total costs and expenses	576.5	596.4

Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	114.0	153.8
Equity in (earnings) loss of affiliates	(1.7)	(0.3)
Interest expense, net	7.0	8.7

Income from continuing operations before income taxes	108.7	145.4
Provision for income taxes	33.4	42.2

Income from continuing operations	75.3	103.2
Discontinued operations, net of income taxes	(4.4)	(6.4)

Net income	70.9	96.8

Less: Net income attributable to noncontrolling interests	1.8	2.9

Net income attributable to FMC stockholders	$69.1	$93.9

Amounts attributable to FMC stockholders:
Continuing operations, net of tax	$73.5	$100.3
Discontinued operations, net of tax	(4.4)	(6.4)

Net income	$69.1	$93.9

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.01	$1.34
Discontinued operations	(0.06)	(0.09)

Net income	$0.95	$1.25

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.00	$1.31
Discontinued operations	(0.06)	(0.08)

Net income	$0.94	$1.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$54.9	$52.4
Trade receivables, net of allowance of $18.1 at March 31, 2009 and $16.3 at December 31, 2008	724.8	687.7
Inventories	409.6	380.8
Prepaid and other current assets	136.5	135.0
Deferred income taxes	155.1	176.9

Total current assets	1,480.9	1,432.8
Investments	20.5	20.6
Property, plant and equipment, net	915.6	939.2
Goodwill	194.9	197.0
Other assets	171.2	160.7
Deferred income taxes	236.9	243.6

Total assets	$3,020.0	$2,993.9

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$48.5	$28.6
Current portion of long-term debt	1.9	2.1
Accounts payable, trade and other	305.4	372.3
Accrued and other liabilities	307.8	301.0
Guarantees of vendor financing	23.7	20.3
Accrued pensions and other postretirement benefits, current	10.2	10.2
Income taxes	25.2	24.6

Total current liabilities	722.7	759.1
Long-term debt, less current portion	617.8	592.9
Accrued pension and other postretirement benefits, long-term	364.4	366.1
Environmental liabilities, continuing and discontinued	155.2	158.8
Reserve for discontinued operations	40.0	37.5
Other long-term liabilities	112.2	113.1
Commitments and contingent liabilities (Note 19)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2009 or 2008	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2009 and 2008; 92,991,896 issued shares at March 31, 2009 and December 31, 2008, respectively	9.3	9.3
Capital in excess of par value of common stock	392.8	395.5
Retained earnings	1,584.7	1,524.7
Accumulated other comprehensive income (loss)	(291.3)	(276.1)
Treasury stock, common, at cost: 20,316,603 shares at March 31, 2009 and 20,481,937 shares at December 31, 2008	(744.4)	(750.5)

Total FMC stockholders’ equity	951.1	902.9

Noncontrolling interests	56.6	63.5

Total equity	1,007.7	966.4

Total liabilities and equity	$3,020.0	$2,993.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in Millions)	2009	2008
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income attributable to FMC stockholders	$69.1	$93.9
Discontinued operations	4.4	6.4

Income from continuing operations	$73.5	$100.3
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	30.3	31.0
Equity in (earnings) loss of affiliates	(1.7)	(0.3)
Restructuring and other charges (income)	22.5	(8.3)
Deferred income taxes	39.9	38.8
Net income attributable to noncontrolling interests	1.8	2.9
Other	10.1	5.5
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(43.6)	(148.3)
Guarantees of vendor financing	3.5	(1.8)
Inventories	(36.7)	(17.9)
Other current assets and other assets	0.3	(25.8)
Accounts payable	(60.2)	(6.7)
Accrued and other current liabilities and other liabilities	(4.8)	(8.4)
Income taxes	1.4	5.8
Accrued pension and other postretirement benefits, net	(3.5)	(14.1)
Environmental spending, continuing, net of recoveries	(2.7)	(2.4)
Restructuring and other spending	(5.3)	(4.8)

Cash provided (required) by operating activities	24.8	(54.5)

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(5.4)	(6.6)
Payments of other discontinued reserves	(4.2)	(5.3)

Cash provided (required) by operating activities of discontinued operations	(9.6)	(11.9)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,
(in Millions)	2009	2008
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(31.0)	$(32.6)
Proceeds from disposal of property, plant and equipment	0.9	1.6
Proceeds from sale of Princeton property	—	59.4
Proceeds from sale of sodium sulfate assets	—	16.7
Acquisitions, net of cash acquired	(12.9)	—
Other investing activities	(1.4)	(0.5)

Cash provided (required) by investing activities	(44.4)	44.6

Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	41.0	58.0
Increase (decrease) in other short-term debt	20.3	6.7
Proceeds from borrowings	11.8	—
Repayments of long-term debt	(23.1)	(7.4)
Distributions to noncontrolling interests	(8.4)	(5.7)
Issuances of common stock, net	0.7	4.4
Dividends paid	(9.1)	(7.9)
Repurchases of common stock	(1.1)	(31.6)

Cash provided (required) by financing activities	32.1	16.5

Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.2

Increase (decrease) in cash and cash equivalents	2.5	(5.1)
Cash and cash equivalents, beginning of period	52.4	75.5

Cash and cash equivalents, end of period	$54.9	$70.4

Supplemental disclosure of cash flow information: Cash paid for interest was $8.3 million and $8.4 million, and income taxes paid, net of refunds were $1.9 million and $2.5 million for the three months ended March 31, 2009 and 2008, respectively.

See Note 8 regarding non-cash activity related to the Princeton lease.

See Note 16 regarding quarterly cash dividend.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of our operations and cash flows for the three months ended March 31, 2009 and 2008, and our financial position as of March 31, 2009. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet as of March 31, 2009 and the related condensed consolidated statements of income for the three months ended March 31, 2009 and 2008, and condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.

Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008 (the “2008 Form 10-K”).

Note 2: Recently Issued and Adopted Accounting Pronouncements

New accounting standards

FSP FAS 132(R)-1

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”. This FSP amends FASB Statement No. 132 (revised 2003) “Employers’ Disclosures about Pensions and Other Postretirement Benefits”, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP requires additional disclosure regarding how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. We are required to adopt this Statement beginning with our 2009 Form 10-K.

Recently adopted accounting standards in 2009

SFAS No. 141(R) and FSP FAS 141(R)-1

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised), “Business Combinations”. Statement No. 141(R) applies to all business combinations. Under SFAS No. 141(R) an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends and clarifies Statement 141 (R). The FSP addresses issues related to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted both of these Statements on January 1, 2009. There was no impact to our condensed consolidated financial statements upon adoption of these Statements. All future acquisitions, subsequent to January 1, 2009, will be accounted for under this new guidance.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. Statement No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. Additionally, the standard provides guidance on the treatment of net income attributable to noncontrolling interests and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. We adopted this Statement on January 1, 2009 via retrospective application of the presentation and disclosure requirements. Other than the new presentation and disclosure requirements, there was no impact to our condensed consolidated financial statements upon adoption of SFAS 160.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. Statement No. 161 applies to the disclosure requirements for all derivative instruments and hedged items accounted for under SFAS No. 133 and its related interpretations. This Statement amends and expands the disclosure requirements of Statement 133, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about the credit risk related contingent features in derivative agreements. Pursuant to the transition provisions of the Statement, we adopted this Statement on January 1, 2009 and presented the required disclosures in the prescribed format on a prospective basis. Other than new disclosure, there was no impact to our condensed consolidated financial statements upon adoption of SFAS 161. See Note 5 for adoption of this Statement.

FSP EITF 03-6-1

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share”. We adopted this FSP on January 1, 2009 and all previously reported earnings per share data was adjusted retrospectively to conform with the requirements of the FSP. Our restricted stock awards granted to employees and directors are considered participating securities as they receive non-forfeitable dividends at the same rate as common stock. The implementation of the FSP decreased our previously reported basic earnings per share by approximately $0.01 for the three months ended March 31, 2008 and had no impact on our previously reported diluted earnings per share. See Note 14 for adoption of the FSP.

FSP SFAS No. 157-2

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which amended FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157-2 for non-financial assets and liabilities on January 1, 2009. See Note 6 for adoption of this Statement. Other than new disclosure, there was no impact to our condensed consolidated financial statements upon adoption of this FSP.

EITF 08-6

In September 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) with respect to EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations”. The consensus requires an equity-method investor to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor. The investor is also required to perform an overall other-than-temporary impairment test of its investment in accordance with APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock”. We adopted this EITF on January 1, 2009. There was no impact to our condensed consolidated financial statements upon adoption of this EITF.

EITF 08-7

In November 2008, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets”. The EITF applies to acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold the asset to prevent others from obtaining access to the asset (a defensive intangible asset). These assets should be accounted for as separate identifiable defensive intangible assets and should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to that asset. We adopted this EITF on January 1, 2009. There was no impact to our condensed consolidated financial statements upon adoption of this EITF.

NOTE 3: ACQUISITIONS

2009 Acquisitions

On February 20, 2009, we acquired the CB Professional Products line of insect control products from Waterbury Companies, Inc. for approximately $14 million, which included intangible assets of $12.1 million (primarily customer relationships and trade names), and inventory of $1.7 million. Approximately $1.0 million of the purchase price has been accrued as contingent consideration. This acquisition is being integrated into our Agricultural Products Group. This acquisition fits with our strategic goal of offering a broad product portfolio to pest control distribution and a comprehensive set of solutions to pest management professionals.

The acquired intangible assets that are subject to amortization, primarily customer relationships and developed formulations, have useful lives ranging from 5 to 15 years. The acquired trade names in the amount of $2.4 million have an indefinite life.

Pro forma revenue, net income and earnings per share information related to this acquisition is not presented because its impact on these measures in our condensed consolidated statements of income is not significant.

2008 Acquisitions

During the third quarter of 2008, we acquired the two businesses described below for approximately $98 million. We paid $90.6 million in cash for these two businesses which represents the purchase price of approximately $98 million less cash acquired. The businesses were integrated into our Specialty Chemicals segment’s BioPolymer Division. The purchase price is not considered final due to working capital adjustments expected to occur in 2009.

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

We are currently finalizing the purchase price allocations of the acquisitions. This may result in additional adjustments to the initial purchase price allocation of each acquisition. The following table presents the initial purchase price allocation of our Specialty Chemical segment acquisitions described above:

(in Millions)
Current Assets (primarily inventory)	$50.5
Property, Plant & Equipment	16.7
Intangible Assets (primarily customer relationships)	17.4
Goodwill	27.5
Deferred Tax Asset	10.9

Total Assets Acquired	$123.0
Current Liabilities	22.2
Long-Term Liabilities (primarily deferred tax liability)	2.9

Net Assets	$97.9

As of the acquisition dates, we began to assess and formulate plans to restructure the acquired entities. These activities are accounted for in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”). The estimated costs have been recognized as liabilities in the purchase price allocations above. As we finalize our plans to integrate or restructure certain activities of the acquired entities, further liabilities may be recorded as part of the purchase price allocations. Refer to Note 10 for a rollforward of the restructuring activities related to the Alginates operations.

The acquired intangible assets that are subject to amortization, primarily customer relationships, have a weighted average useful life of 20 years. The $27.5 million of goodwill, which we expect to be deductible for income tax purposes, is included in our Specialty Chemicals segment.

Pro forma revenue results, had the acquisitions of ISP and CoLiving occurred on January 1, 2008, would have been $772.4 million for the three months ended March 31, 2008. This information is based on historical results of operations, and, in our opinion, is not necessarily indicative of the results that would have been achieved had we operated the entities acquired since such dates. Pro forma net income and earnings per share information related to these acquisitions is not presented because the impact of these acquisitions on these measures in our condensed consolidated statements of income is not significant.

Note 4: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2009 are presented in the table below:

(in Millions)	Agricultural Products	Specialty Chemicals	Industrial Chemicals	Total
Balance, December 31, 2008	$2.7	$193.7	$0.6	$197.0
Acquisitions	0.1	—	—	0.1
Purchase Price Allocation Adjustments	—	4.8	—	4.8
Foreign Currency Adjustments	—	(7.0)	—	(7.0)

Balance, March 31, 2009	$2.8	$191.5	$0.6	$194.9

Acquisitions for the three months ended March 31, 2009 relate to the CB Professional Products acquisition described in Note 3.

Our indefinite life intangible assets totaled $2.4 million at March 31, 2009. We did not have any indefinite life intangible assets at December 31, 2008. The indefinite life intangible assets consist of trade names acquired as part of the acquisition in our Agricultural Products segment as discussed in Note 3.

Our definite life intangible assets totaled $35.2 million and $25.9 million at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, these definite life intangibles were allocated among our business segments as follows: $16.8 million in Agricultural Products, $17.4 million in Specialty Chemicals and $1.0 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, customer relationships, access rights, industry licenses, developed formulations and other intangibles and are included in “Other assets” in the condensed consolidated balance sheets. The increase in definite life intangibles during the three months ended March 31, 2009 was due to the intangible assets acquired in connection with the acquisition described in Note 3. Amortization was not significant in the periods presented.

Note 5: Financial Instruments and Risk Management

We mitigate certain financial exposures, including currency risk, interest rate risk, and energy purchase exposures, through a program of risk management that includes the use of derivative financial instruments. We enter into foreign exchange contracts, including forward and purchased option contracts, to reduce the effects of fluctuating foreign currency exchange rates.

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

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements to achieve a targeted mix of fixed- and variable-rate debt. In the agreements, we exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2009 and December 31, 2008, we have no such swap agreements in place.

Concentration of Credit Risk

Our counterparties to derivative contracts are limited to major financial institutions and organized exchanges. We limit the dollar amount of contracts entered into with any one financial institution and monitor counterparties’ credit ratings. We also enter into master netting agreements with each financial institution, where possible, which helps mitigate the credit risk associated with our financial instruments. While we may be exposed to credit losses due to the nonperformance of counterparties, we consider this risk remote.

Accounting for Derivative Instruments and Hedging Activities

Cash Flow Hedges

We recognize all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in accumulated other comprehensive income or loss (“AOCI”) changes in the fair value of derivatives that are designated as and meet all the required criteria for a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. We record immediately in earnings changes in the fair value of derivatives that are not designated as hedges.

At March 31, 2009, we had open foreign currency forward contracts in a net loss position of $10.9 million, before-tax, designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 2009. The net loss from the foreign currency hedges included in AOCI at March 31, 2009 was $7.2 million after-tax. At March 31, 2009, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $345 million.

At March 31, 2009, we had current open commodity contracts in a net loss position of $24.3 million, before-tax, designated as cash flow hedges of underlying forecasted purchases, primarily natural gas. Current open commodity contracts hedge forecasted transactions until December 2010. The net loss from the open commodity contracts included in AOCI at March 31, 2009 was $15.3 million after-tax. At March 31, 2009, we had 8.4 million mmBTUs (British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.

Of the $22.5 million of net losses, representing both open foreign currency exchange contracts and open commodity contracts, approximately $21.7 million would be realized in earnings during the twelve months ending December 31, 2009 if the spot rates as of March 31, 2009 were maintained. The remaining $0.8 million would be realized at various times, subsequent to December 31, 2009. The actual effect on earnings will be dependent on actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

Other Derivative Instruments

We hold certain forward contracts that have not been designated as hedging instruments. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments, and changes in the fair value of these items are recorded in earnings. We also hold a cap instrument that is effective as an economic hedge of a portion of our natural gas exposure and the change in fair value of this instrument is also recorded in earnings.

We had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $250 million at March 31, 2009. We hold a natural gas option instrument with a notional amount of approximately 1.3 million mmBTUs at March 31, 2009.

The following table provides the fair value and balance sheet presentation of our derivative instruments as of March 31, 2009.

	March 31, 2009
(in Millions)	Balance Sheet Location	Fair Value
Derivatives Designated as Hedging Instruments
Foreign exchange contracts	Prepaid and other current assets	$1.7
Commodity contracts	Prepaid and other current assets	5.6

Total Derivative Assets		7.3

Foreign exchange contracts	Accrued and other liabilities	(12.6)
Commodity contracts	Accrued and other liabilities	(30.5)

Total Derivative Liabilities		(43.1)

Net Derivative Assets/(Liabilities)		$(35.8)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Prepaid and other current assets	$2.2
Commodity contracts	Prepaid and other current assets	0.1

Total Derivative Assets		2.3

Foreign exchange contracts	Accrued and other liabilities	(0.4)
Commodity contracts	Accrued and other liabilities	—

Total Derivative Liabilities		(0.4)

Net Derivative Assets/(Liabilities)		$1.9

The information included in the above chart is also presented in our fair value table included in Note 6.

The following tables provide the impact of derivative instruments and related hedged items on the condensed consolidated statements of income for the three months ended March 31, 2009.

Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
(in Millions)	Three Months Ended March 31, 2009
Foreign Exchange contracts	$9.3	$(4.2)	$—
Commodity contracts	(0.5)	(6.0)	(0.6)

Total	$8.8	$(10.2)	$(0.6)

(a) Amounts are included in “Cost of sales and services” on the condensed consolidated statements of income.

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
(in Millions)		Three Months Ended March 31, 2009
Foreign Exchange contracts	Cost of Sales and Services	$(1.1)
Commodity contracts	Cost of Sales and Services	(0.7)

Total		$(1.8)

Note 6: Fair Value Measurements

We adopted the provision of SFAS No.157 on January 1, 2008 and the provisions of FSP FAS 157-2 on January 1, 2009. See Note 2 for additional details. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principle or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable and able and willing to transact for the asset or liability. Other than new disclosure, there was no impact to our condensed consolidated financial statements upon adoption of SFAS 157 and FSP FAS 157-2.

Fair Value Hierarchy

In accordance with SFAS No. 157, we have categorized our assets and liabilities that are recorded at fair value, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets and liabilities fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Our assets and liabilities required to be measured at fair value are recorded on the condensed consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in our condensed consolidated balance sheets as of March 31, 2009.

(in Millions)	3/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$0.3	$0.3	$—	$—
Derivatives – Energy (2)	5.7	—	5.7	—
Derivatives – Foreign Exchange (2)	3.9	—	3.9	—
Other (3)	15.4	15.4	—	—

Total Assets	$25.3	$15.7	$9.6	$—

Liabilities
Derivatives – Energy (4)	$30.5	$—	$30.5	$—
Derivatives – Foreign Exchange (4)	13.0	—	13.0	—
Other (5)	22.9	22.9	—	—

Total Liabilities	$66.4	$22.9	$43.5	$—

(1)	Amounts included in “Investments” in the condensed consolidated balance sheets.
(2)	Amounts included in “Prepaid and other current assets” in the condensed consolidated balance sheets
(3)	Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the condensed consolidated balance sheets.
(4)	Amounts included in “Accrued and other liabilities” in the condensed consolidated balance sheets.
(5)	Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the condensed consolidated balance sheets.

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our condensed consolidated balance sheets as of March 31, 2009.

(in Millions)	3/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Assets
Long-lived assets to be abandoned (1)	$—	$—	$—	$—	$(8.8)
Assets acquired through acquisitions (2)	13.9	—	1.5	12.4	—

Total Assets	$13.9	$—	$1.5	$12.4	$(8.8)

Liabilities
Asset retirement obligations (3)	$3.6	$—	$—	$3.6	$—
Liabilities associated with acquisitions (2)	1.0	—	—	1.0	—
Liabilities associated with exit activities (4)	5.2	—	5.2	—	(5.2)

Total Liabilities	$9.8	$—	$5.2	$4.6	$(5.2)

(1)	We initiated multiple facility phase-outs during the quarter—primarily the Santa Clara facility and the Bayport butyllithium facility. In connection with the phase-outs, we recorded charges to write down the value of the related long-lived assets to be abandoned to their fair value of zero as the long-lived assets have no future use and are anticipated to be demolished. The loss noted in the above table represents the accelerated depreciation of these assets recorded during the period. The remaining accelerated depreciation of $5.1 million to adjust the assets to the fair value of zero will be recognized as the phase-outs are completed in 2009. See Note 10 for additional details of the charges incurred during the three months ended March 31, 2009.
(2)	As part of the CB Professional Products acquisition discussed in Note 3, we are required to recognize the assets acquired, liabilities assumed and contingent consideration at their fair values on the acquisition date. The level 3 assets identified above represent various acquired intangible assets that were valued using various forms of the income valuation approach. The valuation inputs included an estimate of future cash flows and discount rates based on the internal rate of return and the weighted average rate of return. The level 3 liabilities identified above represent the fair value of contingent consideration incurred as part of the acquisition.
(3)	In connection with the facility phase-outs during the quarter—primarily the Santa Clara facility and the Bayport butyllithium facility, we accelerated the estimated settlement dates associated with the asset retirement obligations at these facilities and as a result recorded an increase to these obligations in the amount of $3.6 million. We estimated the fair value of the asset retirement obligations based on engineering estimates provided by experienced engineers who have dealt with the retirement of and disposal of contaminated equipment, instruments and hazardous chemicals. The associated asset retirement obligations are capitalized as part of the carrying amount of related long-lived assets and this capitalized cost is depreciated on an accelerated basis over the remaining phase-out period of the expected facility operation.
(4)	In connection with the facility phase-outs noted above, we recorded liabilities in the amount of $5.2 million related to severance costs and contract termination fees. See Note 10 for additional details of the charges incurred during the three months ended March 31, 2009.

Note 7: Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2009	2008
	(in Millions)
Finished goods and work in process	$269.0	$249.7
Raw materials	140.6	131.1

Net inventory	$409.6	$380.8

Note 8: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2009	2008
	(in Millions)
Property, plant and equipment	$2,586.9	$2,641.5
Accumulated depreciation	1,671.3	1,702.3

Property, plant and equipment, net	$915.6	$939.2

In August 2008, we entered into an agreement with Princeton South Development, LLC to lease our new R&D facility (which was still under construction as of March 31, 2009) in Ewing Township, NJ. The facility is being developed, owned, and operated by a non-affiliated company. We are required to be treated, for accounting purposes only, as the “owner” of the Princeton facility, in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”. At March 31, 2009, the cost of the asset is included in construction in progress in the amount of $6.3 million, with an offset to “Other long-term liabilities” on the condensed consolidated balance sheets.

Note 9: Asset Retirement Obligations

As of March 31, 2009, the balance of our asset retirement obligations was $10.6 million. This amount increased approximately $2.9 million from December 31, 2008 primarily due to the addition of asset retirement obligation liabilities associated with our decision to shutdown our Bayport butyllithium and Santa Clara facilities, partially offset by payments against the reserve. A more complete description of our asset retirement obligations can be found in Note 9 to our 2008 consolidated financial statements on our 2008 Form 10-K.

Note 10: Restructuring and other charges (income)

Three Months Ended March 31, 2009

Santa Clara Shutdown

In March 2009, we made the decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico, which is part of our Industrial Chemicals segment. The decision to shut down the Santa Clara operations was made in an effort to maximize cost savings and improve efficiencies.

We recorded charges totaling $6.5 million during the three months ended March 31, 2009 which consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $3.3 million, (ii) severance and employee benefits of $1.5 million, and (iii) other shut down costs of approximately $1.7 million.

Bayport Shutdown

In March 2009, we made the decision to close our Bayport butyllithium facility located in Bayport, Texas. The Bayport butyllithium facility is part of our Lithium division which is included in our Specialty Chemicals segment. Our decision is consistent with our ongoing strategy to be globally competitive and focus on products consistent with market demands.

We recorded charges totaling $4.1 million during the three months ended March 31, 2009 which consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $3.4 million and (ii) severance and employee benefits of $0.7 million.

Alginates Restructuring

In January 2009, we announced plans to realign our BioPolymer alginates manufacturing operations in Norway and the United Kingdom as the company continues integration of the International Specialty Products (ISP) alginates business acquired in August 2008. A portion of the restructuring charges associated with this realignment were recognized as liabilities in the purchase price allocation described in Note 3.

We recorded charges totaling $2.8 million during the three months ended March 31, 2009 which consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $1.3 million and, (ii) severance and employee benefits of $1.5 million. These charges are not eligible to be recorded as part of purchase accounting as they are not related to acquired entities.

Collaboration and License Agreement

In the third quarter of 2007, our Agricultural Products segment entered into a collaboration and license agreement with another third-party company for the purpose of obtaining certain technology and intellectual property rights. During the first quarter of 2009, we extended our rights under this agreement. We paid an additional $1.0 million and have recorded this amount as a charge to “Restructuring and other charges (income)” in the condensed consolidated statements of income for the three months ended March 31, 2009.

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

During the three months ended March 31, 2009, we recorded charges totaling $0.8 million which related to demolition costs.

Other Items

In addition to the Santa Clara, Bayport, Alginates and the Baltimore phase out restructurings described above, we engaged in certain other restructuring activities which resulted in severance and asset abandonment charges. These restructuring charges are expected to improve our global competitiveness through improved cost efficiencies. These activities which were included as part of restructuring and other charges (income) for the three months ended March 31, 2009 included $1.5 million of severance costs due to workforce restructurings, primarily related to our Industrial Chemicals segment. We also recorded $3.9 million of asset abandonment charges, of which $2.5 million related to our Agricultural Products segment and $1.4 million related to our Industrial Chemicals segment. Asset abandonment charges were determined based upon our decision and related analysis to abandon these assets before the end of their previously estimated lives.

Restructuring and other charges (income) for the three months ended March 31, 2009, also included $0.7 million of other charges, primarily related to our Industrial Chemicals segment. Other charges primarily represent the accrual of interest associated with the European Commission fine as discussed within Note 19. Additionally, we recorded $1.2 million of charges for the three months ended March 31, 2009 relating to continuing environmental sites as a Corporate charge.

Three Months Ended March 31, 2008

Princeton Property Sale

On March 18, 2008, we completed the sale of our 158-acre Princeton research center to the Princeton HealthCare System. Gross proceeds from the sale were $62.5 million and net proceeds after offsets, commissions and fees totaled approximately $60 million. The gain on the sale was $29.6 million and is included in “Restructuring and other charges (income)” in the condensed consolidated statements of income for the three months ended March 31, 2008. The gain on sale was reduced by the sale/leaseback deferral described below.

We entered into a sale-leaseback as part of the sale under which certain of the buildings sold to the Princeton HealthCare System were leased back to us for a period up to approximately three years. The leaseback was accounted for as an operating lease and the present value of the lease payments was deferred as part of the gain on sale. We recorded a deferred gain on sale in the amount of $6.7 million. This is being recognized as a reduction of rent expense over the term of the lease. As of March 31, 2009, the remaining balance of the deferred gain is $3.9 million and is included in “Accrued and other liabilities” on the condensed consolidated balance sheets.

Sodium Sulfate Assets Sale

In February 2008, we completed the sale of Foret’s non-cogeneration sodium sulfate assets. Foret is part of our Industrial Chemicals segment. We recognized a gain on sale of these assets of $3.6 million which is included in “Restructuring and other charges (income)” in the condensed consolidated statements of income for the three months ended March 31, 2008. Net proceeds from the transaction were $16.7 million.

We did not complete the sale of the sodium sulfate co-generation facility at the time we sold the other sodium sulfate assets noted above. We expect the sale of this asset to occur sometime in the second quarter of 2009. This asset is considered to be an asset held for sale and the amount of $3.7 million is included in “Prepaid and other current assets” on our condensed consolidated balance sheets at March 31, 2009 and December 31, 2008.

Baltimore Phase Out

We recorded charges totaling $15.8 million during the three months ended March 31, 2008 which consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $15.4 million, and (ii) severance and employee benefits of $0.4 million.

Other Items

In addition to the Baltimore phase out restructuring described above, we initiated certain other restructuring activities within all three of our segments during the three months ended March 31, 2008 which resulted in severance charges. These restructuring charges are expected to improve our global competitiveness through improved cost efficiencies. These activities which were included as part of restructuring and other charges (income) for the three months ended March 31, 2008 included $3.2 million of severance costs due to workforce restructurings, of which $1.9 million related to our Agricultural Products segment, $1.1 million related to our Industrial Chemicals segment and $0.2 million related to our Specialty Chemicals segment.

We recorded $4.9 million of charges relating to continuing environmental sites as a Corporate charge. Approximately $1.8 million of these continuing environmental charges was triggered as a result of the sale of our Princeton property discussed previously within this Note. We also recorded $1.0 million of other charges primarily in our Industrial Chemicals segment.

Rollforward of Restructuring and Other Reserves

The following table shows a rollforward of restructuring and other reserves and the related spending and other changes:

(in Millions)	Santa Clara Facility Shutdown	Bayport Butyllithium Facility Shutdown	Alginates Restructuring	Baltimore and Jacksonville Facility Shutdowns	Other Workforce Related and Facility Shutdowns (1)	Total
Balance at 12/31/08	$—	$—	$3.0	$3.4	$2.1	$8.5
Increase in reserves (2)	3.2	0.7	4.0	0.8	1.7	10.4
Cash payments	(0.5)	(0.1)	(0.1)	(2.5)	(2.1)	(5.3)

Balance at 3/31/09 (3)	$2.7	$0.6	$6.9	$1.7	$1.7	$13.6

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.
(2)	Primarily severance costs. The impairment and accelerated depreciation charges noted above impacted our property, plant and equipment balances and are not included in the above tables. Additionally, in 2009, the payment associated with the Collaboration and License Agreement is not included in the above table.
(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.

Note 11: Debt

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	March 31, 2009	December 31, 2008
Short-term debt	$48.5	$28.6
Current portion of long-term debt	1.9	2.1

Total debt maturing within one year	$50.4	$30.7

Short-term debt consisted of foreign credit lines at March 31, 2009 and December 31, 2008. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Long-term debt:

Long-term debt consists of the following:

(in Millions)	March 31, 2009
	Interest Rate Percentage	Maturity Date	3/31/2009	12/31/2008
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	0.46-7.05%	2009-2035	$201.3	$189.4
Debentures (less unamortized discounts of $0.1 million and $0.1 million, respectively)	7.75%	2011	45.4	45.4
European credit agreement	1.51-3.41%	2010	129.0	157.2
Domestic credit agreement	0.69-3.25%	2012	244.0	203.0

Total debt			619.7	595.0

Less: debt maturing within one year			1.9	2.1

Total long-term debt			$617.8	$592.9

At March 31, 2009, we had $129.0 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to $157.2 million at December 31, 2008. Available funds under this facility were $163.6 million and $150.2 million at March 31, 2009 and December 31, 2008, respectively.

We had $244.0 million of borrowings under our Domestic Credit Agreement at March 31, 2009 compared to $203.0 million of borrowings at December 31, 2008. Letters of credit outstanding under the Domestic Credit Agreement totaled $149.6 million and $151.5 million at March 31, 2009 and December 31, 2008, respectively. As such, available funds under the Domestic Credit Agreement were $206.4 million and $245.5 million at March 31, 2009 and December 31, 2008, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended March 31, 2009 was 1.2 which is within the maximum leverage 3.5. Our actual interest coverage for the four consecutive quarters ended March 31, 2009 was 19.9 which is within the minimum interest coverage of 3.5. We were in compliance with all covenants at March 31, 2009.

Note 12: Discontinued Operations

Our results of discontinued operations comprised the following:

	Three Months Ended March 31,
	2009	2008
(in Millions)
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax expense of $0.1 million for the three months ended March 31, 2008)	$—	$0.3
Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations (net of income tax benefit of $2.7 million and $4.1 million for the three months ended March 31, 2009 and 2008, respectively)	(4.4)	(6.7)

Discontinued operations, net of income taxes	$(4.4)	$(6.4)

2009

During the first three months of 2009, we recorded a $7.1 million ($4.4 million after-tax) charge to discontinued operations related to environmental issues and legal reserves and expenses. Environmental charges of $0.9 million ($0.6 million after-tax) relate primarily to operating and maintenance activities. We also recorded increases to legal reserves and expenses in the amount of $6.2 million ($3.8 million after-tax). (See a rollforward of our environmental reserves in Note 13.)

At March 31, 2009 and December 31, 2008, substantially all other discontinued operations reserves recorded on our condensed consolidated balance sheets were related to other post-retirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings associated with operations discontinued between 1976 and 2001.

2008

During the first three months of 2008, we recorded a $10.8 million ($6.7 million after-tax) charge to discontinued operations related to environmental issues and legal reserves and expenses. Environmental charges of $3.6 million ($2.2 million after-tax) related to a provision to increase our reserves for environmental issues primarily for operating and maintenance activities. We also recorded increases to legal reserves and expenses in the amount of $7.2 million ($4.5 million after-tax).

Note 13: Environmental Obligations

We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $188.3 million and $194.2 million, excluding recoveries, have been provided at March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009 and December 31, 2008, expected recoveries were $46.5 million and $47.7 million, respectively, with the majority at each date relating to existing contractual arrangements with U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” balance totaling $19.9 million and $21.5 million at March 31, 2009 and December 31, 2008, respectively, or as “Other assets” totaling $26.6 million and $26.2 million at both March 31, 2009 and December 31, 2008, respectively, in the condensed consolidated balance sheets. Cash recoveries recorded as realized claims against third parties were $3.0 million in the first three months of 2009. Total cash recoveries recorded for the year ended December 31, 2008 were $5.6 million.

The long-term portion of environmental reserves, net of recoveries, totaling $155.2 million and $158.8 million at March 31, 2009 and December 31, 2008, respectively, is included in “Environmental liabilities, continuing and discontinued”. The short-term portion of continuing obligations is recorded as “Accrued and other liabilities”.

We have estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by approximately $80 million at March 31, 2009. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. However, we believe any such liability arising from potential environmental obligations is not likely to have a materially adverse effect on our liquidity or financial condition and may be satisfied over the next twenty years or longer.

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2008 to March 31, 2009:

Operating and Discontinued Sites Total
(in Millions)
Total environmental reserves, net of recoveries at December 31, 2008	$172.7

Provision	3.8
Spending, net of recoveries	(8.1)

Net Change	(4.3)

Total environmental reserves, net of recoveries at March 31, 2009	168.4

Environmental reserves, current, net of recoveries (1)	13.2
Environmental reserves, long-term continuing and discontinued, net of recoveries	155.2

Total environmental reserves, net of recoveries at March 31, 2009	168.4

(1)	“Current” includes only those reserves related to continuing operations.

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 12 to our 2008 consolidated financial statements in our 2008 10-K.

Note 14: Earnings Per Share

Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 557,226 potential common shares excluded from Diluted EPS for the three months ended March 31, 2009. There were 290,221 potential common shares excluded from Diluted EPS for the three months ended March 31, 2008.

As discussed in Note 2, we adopted FSP EITF 03-6-1 on January 1, 2009. Our unvested restricted stock awards contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing EPS. The two-class method determines EPS by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In calculating the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions Except Share and Per Share Data)	Three Months Ended March 31,
	2009	2008
Earnings attributable to FMC stockholders:
Income from continuing operations attributable to FMC stockholders	$73.5	$100.3
Discontinued operations, net of income taxes	(4.4)	(6.4)

Net income	$69.1	$93.9
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.4)	(0.5)

Net income allocable to common stockholders	$68.7	$93.4

Basic earnings per common share attributable to FMC stockholders
Continuing operations	$1.01	$1.34
Discontinued operations	(0.06)	(0.09)

Net income	$0.95	$1.25

Diluted earnings per common share attributable to FMC stockholders
Continuing operations	$1.00	$1.31
Discontinued operations	(0.06)	(0.08)

Net income	$0.94	$1.23

Shares (in thousands):
Weighted average number of shares of common stock outstanding – Basic	72,252	74,649
Weighted average additional shares assuming conversion of potential common shares	1,141	1,926

Shares – diluted basis	73,393	76,575

Note 15: Comprehensive Income

Comprehensive income includes all changes in equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income for the three months ended March 31, 2009 and 2008 consisted of the following:

	Three Months ended March 31,
(in Millions)	2009	2008
Net income	$70.9	$96.8
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $4.1 million and $1.7 million, respectively	6.5	1.3
Foreign currency translation adjustment	(24.4)	21.0
Net deferral of hedging gains (losses) and other	2.5	1.3
Net realized actuarial gains/(losses) and prior service (cost) credits	(0.1)	(0.3)

Comprehensive income	55.4	120.1
Comprehensive income attributable to the noncontrolling interest	1.5	3.2

Comprehensive income attributable to FMC stockholders	$53.9	$116.9

Note 16: Equity

As discussed in Note 2, we adopted the provision of SFAS No. 160 on January 1, 2009. The standard requires additional disclosures around equity, equity attributable to the parent, and equity attributable to noncontrolling interests. Refer to the below table for a reconciliation of these items:

	FMC’s Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in Millions, Except Par Value)
Balance December 31, 2008	$902.9	$63.5	$966.4
Net income	69.1	1.8	70.9
Stock compensation plans	3.7	—	3.7
Shares for benefit plan trust	(0.3)	—	(0.3)
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $4.1 million	6.5	—	6.5

Change in pension and post-retirement benefit plans, net of income tax benefit of $0.2 million	(0.1)	—	(0.1)
Net deferred gain (loss) on derivative contracts, net of income tax expense of $1.5 million	2.5	—	2.5
Foreign currency translation adjustments	(24.1)	(0.3)	(24.4)
Dividends ($0.125 per share)	(9.1)	—	(9.1)
Distributions to noncontrolling interests	—	(8.4)	(8.4)

Balance March 31, 2009	$951.1	$56.6	$1,007.7

Dividends and Share Repurchases

On April 16, 2009, we paid dividends totaling $9.1 million to our shareholders of record as of March 31, 2009. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of March 31, 2009.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over a two-year period. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans. During the three months ended March 31, 2009, we did not repurchase any of our shares under the publicly announced repurchase program.

Note 17: Pensions and Other Postretirement Benefits

The following table summarizes the components of net annual benefit cost (income) for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	Pensions		Other Benefits
(in Millions)	2009	2008	2009	2008
Components of net annual benefit cost:
Service cost	$4.5	$4.5	$0.1	$—
Interest cost	15.8	15.3	0.7	0.7
Expected return on plan assets	(18.8)	(19.6)	—	—
Amortization of prior service cost	0.2	0.3	(0.2)	(0.3)
Recognized net actuarial (gain) loss	1.2	0.7	(0.2)	(0.2)

Net periodic benefit cost from continuing operations	$2.9	$1.2	$0.4	$0.2

We did not make any voluntary cash contributions to our U.S. defined benefit pension plan in the three months ended March 31, 2009. We expect that our total voluntary cash contributions to the plan for 2009 will be approximately $75 million.

Note 18: Income Taxes

Income tax expense was $33.4 million resulting in an effective tax rate of 30.7 percent for the three months ended March 31, 2009 compared to expense of $42.2 million resulting in an effective tax rate of 29.0 percent for the three months ended March 31, 2008. The increase in the effective tax rate was primarily a result of a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S. The effective tax rate was also favorably impacted by tax adjustments recorded during the three months ended March 31, 2009, primarily related to reductions to our tax liabilities related to prior year tax matters.

In the second quarter of 2009, we will recognize a reduction in our liability for unrecognized tax benefits of approximately $17 million as a result of settlements of audits and expiration of statute of limitations which will reduce our income tax provision during the second quarter. In addition, we will reclassify approximately $12 million of our liability to deferred tax assets related to a reduction in our net operating losses on the condensed consolidated balance sheets. The accounting for income tax reserves requires that only information that is available at the reporting date should be considered in recognizing and measuring a tax position. Thus, the above change in available facts subsequent to March 31, 2009 will require us to recognize the change in the second quarter of 2009.

Note 19: Guarantees, Commitments, and Contingencies

We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

Guarantees and Other Commitments

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2009:

(in Millions)	March 31, 2009
Guarantees:
- FMC Technologies, Inc. performance guarantees	$0.8
- Guarantees of vendor financing	23.7
- Foreign equity method investment debt guarantees	7.6

Total	$32.1

We guarantee the performance by FMC Technologies, Inc. (“Technologies”) of a debt instrument outstanding in the principal amount of $0.8 million as of March 31, 2009 and December 31, 2008.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $23.7 million and $20.3 million at March 31, 2009 and December 31, 2008, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of March 31, 2009, these guarantees had maximum potential payments of $7.6 million, compared to $6.8 million at December 31, 2008.

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

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of restructuring and other charges (income). Since we are not required to make the payment during the appeal process, which may extend beyond one year, the liability has been classified as long-term in the condensed consolidated balance sheets as of March 31. 2009 and December 31, 2008. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a rate, which as of March 31, 2009, was 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At March 31, 2009, the amount of the letter of credit was €28.2 million (U.S. $37.5 million).

In 2004, we also received a subpoena for documents from a grand jury sitting in the Northern District of California, which was investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. We have since learned that Degussa AG was a leniency applicant in the investigation and that Solvay, S.A. and Akzo Nobel Chemicals International B.V. have pled guilty to Sherman Act violations during the period July 1, 1998 through December 1, 2001. On December 29, 2008, we received notice from the Department of Justice that it has closed the investigation without filing charges against FMC.

In connection with these two matters, in February 2005 putative class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class in January 2007. On December 30, 2008, the Court of Appeals vacated the class certification order and remanded the case for further proceedings in the District Court. Shortly thereafter, FMC reached an agreement to settle with the class for $10 million, with a pro rata credit for opt outs. This settlement has been preliminarily approved by the Court. The Court has also preliminarily approved a settlement with Arkema and finally approved settlements with four of the six original defendant-groups, who collectively paid approximately $90 million. Seventeen companies (predominantly paper producers) have opted out of certain of the settlements with other defendants. Certain of the defendants in the class action have settled those opt out claims for undisclosed amounts. Several opt outs have filed suit against FMC and, in some cases, Foret. These cases have been assigned to the same judge as the class action, and the stay of these actions entered by the District Court during the class certification appeal remains in place. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions against the six major hydrogen peroxide producers have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. A motion for class certification is pending. Four of the defendants have settled these claims for a total of approximately $20.5 million. FMC intends to defend these cases.

On January 19, 2009, the European Commission decided to initiate proceedings against FMC, its Netherlands subsidiary, and Foret, following an investigation of substantially all of the European producers of animal feed phosphates, with respect to alleged anti-competitive activity in the industry during the period 1989-2003. Simultaneously with giving notice of this decision, the Commission invited FMC and its subsidiaries to engage in settlement discussions under a new Commission program designed to resolve such matters without the need for the full official process. We have agreed to explore participation in this program and are in the process of meeting with the Commission to discuss the matter. We understand that the other producers have received similar communications, and that some of them have in fact already reached confidential settlements.

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

Note 20: Segment Information

	Three Months Ended March 31,
(in Millions)	2009	2008
Revenue
Agricultural Products	$261.4	$277.5
Specialty Chemicals	174.6	183.7
Industrial Chemicals	256.0	290.4
Eliminations	(1.5)	(1.4)

Total	$690.5	$750.2

Income (loss) from continuing operations before income taxes
Agricultural Products	$92.5	$82.9
Specialty Chemicals	38.1	39.5
Industrial Chemicals	22.8	35.6
Eliminations	(0.2)	(0.2)

Segment operating profit (1)	153.2	157.8
Corporate	(11.3)	(11.9)
Other income (expense), net	(3.6)	(3.0)

Operating profit before the items listed below	138.3	142.9
Interest expense, net	(7.0)	(8.7)
Restructuring and other income (charges) (2)	(22.5)	8.3
Purchase accounting inventory fair value impact (3)	(1.9)	—
Provision for income taxes	(33.4)	(42.2)
Discontinued operations, net of income taxes	(4.4)	(6.4)

Net income attributable to FMC stockholders	$69.1	$93.9

(1)	Results for all segments are net of noncontrolling interests of $1.8 million and $2.9 million in the three months ended March 31, 2009 and 2008, respectively, the majority of which pertains to Industrial Chemicals.
(2)

See Note 10 for details of restructuring and other charges (income). Amounts in this line item for the first quarter of 2009 related to Industrial Chemicals ($10.2 million), Agricultural Products ($4.3 million), Specialty Chemicals ($6.7 million) and Corporate

($1.3 million). Amounts in this line item for the first quarter of 2008 related to Industrial Chemicals ($1.8 million—gain), Agricultural Products ($17.8 million), Specialty Chemicals ($0.3 million) and Corporate ($24.6 million—gain).

(3)	Charges related to amortization of the inventory fair value step-up resulting from the application of purchase accounting associated with the third quarter 2008 acquisition in our Specialty Chemicals segment and the first quarter 2009 acquisition in our Agricultural Products segment. On the condensed consolidated statements of income these charges are included in “Costs of sales and services” for the three months ended March 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.

Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, “expects”, “should”, “could”, “may”, “will continue to”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section “Forward-Looking Statements” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) and to similar disclaimers in all other reports and forms filed with the Securities and Exchange Commission (“SEC”). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

We further caution that the list of risk factors in Item 1A in Part 1 of the 2008 10-K may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2008 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed with the Audit Committee of our Board of Directors those accounting policies that we have deemed critical. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.

The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Application of Critical Accounting Policies” section in our 2008 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.

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

First Quarter 2009 Highlights

Our consolidated revenue of $690.5 million decreased eight percent compared to the first quarter of 2008. Agricultural Products, Specialty Chemicals and Industrial Chemicals had revenue decreases of six percent, five percent and 12 percent, respectively. Agricultural Products operating profit increased 12 percent while Specialty Chemicals and Industrial Chemicals operating profits decreased four percent and 36 percent, respectively compared to the prior year period. Our segment results for the three months ended March 31, 2009 were impacted by the following:

•

Agricultural Products’ Segment operating profit increased as a result of stronger performance in North America and Europe coupled with favorable product and geographical mix, partially offset by lower performance in Brazil.

•	Specialty Chemicals’ Segment operating profit decreased as a result of lower lithium volumes, which more than offset the strong commercial performance and favorable mix in BioPolymer.

•	Industrial Chemicals’ Segment operating profit decreased as lower volumes and higher raw material and energy costs more than offset higher selling prices across the segment.

Included in our net income were various restructuring and other income and charges which are described in more detail below under “Results of operations”. There was a significant increase in restructuring and other income and charges due to the Santa Clara and Bayport butyllithium facility shutdowns as well as the Alginates manufacturing realignment described below as well as the absence of prior year gains related to the Princeton and Foret asset sales.

On February 20, 2009, we acquired the CB Professional Products line of insect control products from Waterbury Companies, Inc. This acquisition is being integrated into our Agricultural Products Group. This acquisition fits with our strategic goal of offering a broad product portfolio to pest control distribution and a comprehensive set of solutions to pest management professionals.

In March 2009, we made the decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico, which is part of our Industrial Chemicals segment. The decision to shut down the Santa Clara operations was made in an effort to maximize cost savings and improve efficiencies.

In March 2009, we made the decision to close our Bayport butyllithium facility located in Bayport, Texas. The Bayport butyllithium facility is part of our Lithium division which is included in our Specialty Chemicals segment. Our decision is consistent with our ongoing strategy to be globally competitive and focus on products consistent with market demands.

In January 2009, we announced plans to realign our BioPolymer alginates manufacturing operations in Norway and the United Kingdom as the company continues integration of the International Specialty Products (ISP) alginates business acquired in August 2008.

RESULTS OF OPERATIONS

Overview

The following presents a reconciliation of our segment operating profit to net income attributable to FMC stockholders as seen through the eyes of our management. For management purposes, we report the operating performance of each of our business segments based on earnings before interest and income taxes excluding corporate expenses, other income (expense), net and corporate special income/(charges).

	Three Months Ended March 31,
(in Millions)	2009	2008
Revenue
Agricultural Products	$261.4	$277.5
Specialty Chemicals	174.6	183.7
Industrial Chemicals	256.0	290.4
Eliminations	(1.5)	(1.4)

Total	$690.5	$750.2

Income (loss) from continuing operations before income taxes
Agricultural Products	$92.5	$82.9
Specialty Chemicals	38.1	39.5
Industrial Chemicals	22.8	35.6
Eliminations	(0.2)	(0.2)

Segment operating profit (1)	153.2	157.8
Corporate	(11.3)	(11.9)
Other income (expense), net	(3.6)	(3.0)
Interest expense, net	(7.0)	(8.7)
Corporate special income (charges):
Restructuring and other income (charges)	(22.5)	8.3
Purchase accounting inventory fair value impact	(1.9)	—
Provision for income taxes	(33.4)	(42.2)
Discontinued operations, net of income taxes	(4.4)	(6.4)

Net income attributable to FMC stockholders	$69.1	$93.9

(1)	Results for all segments are net of noncontrolling interests of $1.8 million and $2.9 million in the three months ended March 31, 2009 and 2008, respectively, the majority of which pertains to Industrial Chemicals.

The below chart, which is provided to assist readers of our financial statements, depicts certain after-tax charges (gains). These items are excluded by us in the measures we use to evaluate business performance and determine certain performance-based compensation. These after-tax items are discussed in detail within the “Other results of operations” section that follows.

	Three Months Ended March 31,
	2009	2008
Net income includes the following after-tax charges (gains):
Corporate special charges (income)	16.7	(9.1)
Discontinued operations	4.4	6.4
Tax adjustments	(0.9)	—

Three months ended March 31, 2009 compared to Three months ended March 31, 2008

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

Information about how each of these items relate to our businesses at the segment level is discussed in Note 20 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2008 consolidated financial statements in our 2008 10-K.

Agricultural Products

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2009	2008	$	%
Revenue	$261.4	$277.5	$(16.1)	(6)%
Operating Profit	92.5	82.9	9.6	12

Sales of $261.4 million decreased approximately six percent versus the prior year quarter, as lower sales in Latin America, primarily Brazil, and Asia more than offset sales gains in North America and Europe. Latin America sales declined approximately 26 percent primarily due to lower planted acres in cotton and reduced volumes to the sugar cane market driven by unfavorable market conditions, including the lack of readily available financing for many sugar mills. Sales in Asia declined three percent, as a result of lower sales in Australia compared with particularly strong demand a year ago. North America crop sales increased by 25 percent driven primarily by growth from new product introductions and strong early season herbicide demand. Europe sales increased nine percent driven by higher selling prices and the timing of sales, offset by unfavorable currency impacts.

Agricultural Products’ operating profit of $92.5 million was approximately 12 percent higher than the year-ago quarter, reflecting stronger sales performance in North America and Europe coupled with favorable product and geographic mix, partially offset by lower performance in Brazil.

In 2009, full-year revenue growth in the mid-single digits is expected, driven by growth in the Americas and Europe partially offset by unfavorable currency impacts. Full-year segment operating profit is expected to be up in the low-to-mid teens, as higher selling prices, favorable product and geographic mix, new product introductions and lower raw material costs are partially offset by spending on growth initiatives.

In our Agricultural Products segment, several products are undergoing re-registration in the U.S. and/or a comparable regulatory review by the European Union (“EU”) governmental authorities. In August 2006, the U.S. Environmental Protection Agency issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide. The IRED proposes cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses while maintaining tolerances for imported commodities (bananas, coffee, rice and sugarcane). The EPA reiterated its proposal in January 2008 with the issuance of a draft Notice of Intent to Cancel. In February 2008, the EPA convened a Scientific Advisory Panel meeting to evaluate scientific issues relevant to the draft Notice of Intent to Cancel carbofuran. At this meeting, the EPA and FMC presented their views on the relevant scientific assessments of carbofuran. Separately, the U.S. Department of Agriculture issued its comments on the draft cancellation notice, stating that carbofuran should continue to be registered. On July 24, 2008, the EPA published a proposal to revoke all carbofuran tolerances under the Federal Food Drug and Cosmetic Act in advance of any issuance of a final Notice of Intent to Cancel under the federal pesticide law. We have responded to that notice, expressing our strong disagreement with the EPA’s proposal to revoke tolerances and our belief that carbofuran residues on food do not pose a threat to human health. If the EPA chooses to revoke tolerances or issue a final Notice of Intent to Cancel which continues to eliminate all carbofuran uses, FMC plans to challenge such decision by requesting review by an administrative law judge. Meanwhile, FMC can continue to sell carbofuran in the United States at this time. Should the EPA issue a final decision to revoke tolerances, the EPA will also decide on when the revocation will take effect. If tolerances are revoked immediately and we cannot obtain a stay of such decision, sales of carbofuran into the relevant crops will be negatively impacted. We expect a final EPA decision on the tolerance revocation proposal in the first half of 2009. The conclusion of any subsequent administrative hearing(s) might take as long as a year from the issuance of a final revocation order. We do not know the EPA’s timing on a final Notice of Intent to Cancel the carbofuran registration, though the EPA has said it intends to issue such notice after the tolerance revocation decision.

In November 2006, the EU Commission’s Standing Committee on Animal Health and Food Chain voted not to include our carbofuran, carbosulfan and cadusafos products on the official list of active ingredients approved for continued sale in the EU. We believe the Committee’s decision was based on a flawed underlying scientific review and a failure to take into account all available data. In June 2007, the European Commission published its decisions not to include carbofuran, carbosulfan and cadusafos on the official list of active ingredients approved for continued sale in the EU. The published decisions required EU Member States to de-register the products within six months, and so FMC ceased its sales of these products in December 2007. We disagreed with the Commission and initiated litigation in the European Community courts, seeking annulment of the carbofuran and carbosulfan decisions; in February 2009, we withdrew those cases. We have also re-submitted cadusafos, carbofuran and carbosulfan for approval on the official list. The outcome of our regulatory resubmissions is uncertain.

Also in the EU, two of our pyrethroid insecticide products, bifenthrin and zeta-cypermethrin, were considered this year for inclusion on the official list of EU-approved active ingredients. In January 2009, we were informed that the Standing Committee voted in favor of including zeta-cypermethrin on the official list. In March 2009 the Commission proposed not to include bifenthrin on the official list, but the Standing Committee rejected that proposal. The regulatory decision has now been referred to the EU Council of Ministers. The outcome of the Council’s decision is uncertain. We expect to have a final decision regarding bifenthrin by the end of 2009. In the interim, sales of bifenthrin will continue throughout 2009. If bifenthrin is not included on the official list, we intend to re-submit immediately for reconsideration and thereby seek to minimize any interruption in sales.

We intend to defend vigorously all our products in the U.S., EU and other countries’ regulatory processes where FMC’s pesticide products will be reviewed in the ordinary course of regulatory programs during 2009 as part of the ongoing cycle of re-registration in countries around the world.

Specialty Chemicals

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2009	2008	$	%
Revenue	$174.6	$183.7	$(9.1)	(5)%
Operating Profit	38.1	39.5	(1.4)	(4)

Revenue in Specialty Chemicals was $174.6 million, a decrease of approximately five percent versus the prior-year quarter. BioPolymer sales increased seven percent on higher selling prices as well as the contribution of the alginates and food ingredients acquisitions. This was more than offset by lithium’s sales decline of 32 percent on lower volumes across the business due to significantly weaker demand and inventory destocking along the supply chain for primary compounds and butyllithium. The industrial, energy storage and polymer markets were particularly affected. Pricing across the business remained stable.

Segment operating profit of $38.1 million decreased four percent versus the year ago quarter, primarily as a result of lower lithium volumes, which more than offset the strong commercial performance and favorable mix in BioPolymer. In BioPolymer, earnings improved on revenue growth, favorable product mix and continued productivity improvements partially offset by higher raw material and energy costs. In lithium, earnings declined with the fall in volumes.

In 2009, full-year revenue growth in the low single digits is expected, as higher volumes and improved pricing in BioPolymer is largely offset by lower lithium volumes. Full-year segment operating profit is expected to be up in the mid-single digits driven by strong BioPolymer results partially offset by lower lithium performance.

Industrial Chemicals

	Three Months Ended March 31,		Increase/(Decrease)
(in Millions)	2009	2008	$	%
Revenue	$256.0	$290.4	$(34.4)	(12)%
Operating Profit	22.8	35.6	(12.8)	(36)

Revenue in Industrial Chemicals was $256.0 million, a decrease of approximately 12 percent versus the prior-year quarter. Volume declines across the segment reduced revenues by 21 percent which was partially offset by a 14 percent increase in pricing. Unfavorable currency translation further reduced revenues by three percent. In soda ash, both domestic and export selling prices benefited from higher 2009 contract levels while volumes were down relative to a year ago, particularly in the export markets. Across all regions, the flat glass market was most affected by the downturn. Our North American Peroxygens business realized higher selling prices in both our hydrogen peroxide and specialty peroxygens businesses. Volumes declined primarily as a result of soft pulp and paper, polymer and oilfield services markets. Foret also realized higher selling prices across its entire product line. As in North America, hydrogen peroxide volumes in Europe declined as a result of softer pulp and paper market conditions. In phosphates, reduced volumes were primarily driven by lower phosphate based detergent demand due to generic substitution and product reformulations.

Segment operating profit of $22.8 million decreased approximately 36 percent versus the year ago quarter as lower volumes and higher raw material costs, particularly for phosphate rock, of $18.5 million, and energy costs more than offset higher selling prices.

In 2009, full-year revenue is expected to be down 10 – 15 percent as higher selling prices across most businesses are more than offset by lower volumes and unfavorable currency translation. Full-year segment operating profit is expected to be down 20—30 percent as higher selling prices are more than offset by volume declines and higher raw material and energy costs.

Other Results of Operations

Corporate Expenses

We recorded charges of $11.3 million in first quarter of 2009 compared to $11.9 million in the first quarter of 2008. This decrease was primarily due to reduced incentive compensation expense in the first quarter of 2009 compared to the same period in 2008. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.

Other income (expense), net

Other income (expense), net is comprised primarily of LIFO inventory adjustments and pension expense. Other expense increased to $3.6 million in the first quarter of 2009 from $3.0 million in the same period of 2008. The increase was due primarily to higher charges related to our LIFO inventory reserves and higher pension expense. These charges were partially offset by the mark to market impact of our deferred compensation liability and a gain from a foreign exchange transaction.

Interest expense, net

Interest expense, net for the first quarter of 2009 was $7.0 million as compared to $8.7 million in the first quarter of 2008. The decrease was due to lower interest rates on the borrowings under our credit agreements as compared to the prior period.

Corporate special income (charges)

Restructuring and other charges (income) totaled $22.5 million in the first quarter of 2009. Charges (income) in this category for the quarter ended March 31, 2009 include the following:

•

A $6.5 million charge in our Industrial Chemicals segment due to our decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $3.3 million, (ii) severance and employee benefits of $1.5 million and (iii) other shut down costs of approximately $1.7 million.

•

A $4.1 million charge in our Specialty Chemicals segment due to our decision to close our Bayport butyllithium facility located in Bayport, Texas. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $3.4 million, and (ii) severance and employee benefits of $0.7 million.

•

A $2.8 million charge in our Specialty Chemicals segment due to the realignment of our BioPolymer alginates manufacturing operations. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $1.3 million, and (ii) severance and employee benefits of $1.5 million.

•	A $1.0 million charge related to our Agricultural Products segment acquiring further rights under a collaboration and license agreement with a third-party company.

•

A $0.8 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Baltimore, Maryland agricultural chemicals facility. The charge consisted primarily of demolition costs. We ceased production at this facility in the second quarter of 2008.

•	$1.5 million of severance costs due to workforce restructurings, primarily related to our Industrial Chemicals segment

•	Asset abandonment charges of $3.9 million, of which $2.5 million related to our Agricultural Products segment and $1.4 million related to our Industrial Chemicals segment.

•	$1.2 million relating to continuing environmental sites as a Corporate charge.

•	$0.7 million of other charges primarily in our Industrial Chemicals segment which represent the accrual of interest associated with the European Commission fine.

Restructuring and other charges (income) totaled a net gain of $8.3 million in the first quarter of 2008 primarily as a result of a $29.6 million gain related to the sale of the Princeton property and a gain of $3.6 million related to the sale of Foret’s sodium sulfate assets. Foret is part of our Industrial Chemicals segment. These gains were partially offset by restructuring charges of $15.8 million related to the phase-out of the Agricultural Products chemical facility in Baltimore, Maryland in our Agricultural Products segment. Remaining charges in the first quarter of 2008 primarily included $3.2 million of severance costs due to workforce restructurings, of which $1.9 million related to our Agricultural Products segment, $1.1 million related to our Industrial Chemicals segment and $0.2 million related to our Specialty Chemicals segment. Additionally, charges of $5.9 million were incurred primarily consisting of $4.9 million of charges related to continuing environmental sites which is a Corporate charge and $1.0 million of other charges primarily related to our Industrial Chemicals segment.

Purchase accounting inventory fair value impact represents $1.9 million in charges related to amortization of the inventory fair value step-up resulting from the application of purchase accounting associated with the third quarter 2008 acquisition in our Specialty Chemicals segment and the first quarter 2009 acquisition in our Agricultural Products segment. On the condensed consolidated statements of income these charges are included in “Costs of sales and services” for the three months ended March 31, 2009.

Provision for income taxes

We recorded a provision of $33.4 million for the first quarter of 2009 compared to a provision of $42.2 million for the prior period resulting in effective tax rates of 30.7 percent and 29.0 percent, respectively. The increase in the effective tax rate was primarily a result of a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S. The effective tax rate was also favorably impacted by tax adjustments recorded during the three months ended March 31, 2009, primarily related to reductions to our tax liabilities related to prior year tax matters.

Discontinued operations, net of income taxes

Discontinued operations, net of income taxes totaled a loss of $4.4 million for the three months ended March 31, 2009 compared to loss of $6.4 million for the three months ended March 31, 2008. The losses recorded for the quarters ended March 31, 2009 and 2008 are primarily related to environmental charges to increase our reserve for operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations.

Net income attributable to FMC stockholders

Net income attributable to FMC stockholders decreased to $69.1 million for the three months ended March 31, 2009 from $93.9 million for the three months ended March 31, 2008. The decrease was primarily due to lower Industrial Chemicals segment operating profit and significantly higher restructuring and other charges (income). Partially offsetting this was higher profits in our Agricultural Products segment and a reduction in interest expense.

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

There were no borrowings under the new facility at inception, and our prior credit agreement dated as of June 21, 2005 was terminated. Obligations under the prior credit agreement and related transaction costs, fees, and expenses for the new Agreement were paid with available cash. Loans under the facility bear interest at a floating rate, either a base rate as defined or the applicable euro currency rate for the relevant term plus an applicable margin. At March 31, 2009, the applicable euro currency margin was 0.35 percent, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At March 31, 2009, borrowing rates under our Domestic Credit Agreement ranged from 0.69 to 3.25 percent per annum.

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

Loans under the European Credit Agreement bear interest at a euro currency base rate, which for loans denominated in euros is the Euro InterBank Offered Rate, and for loans denominated in dollars is London Interbank Offered Rate (“LIBOR”) in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the credit rating assigned to our senior unsecured debt. At March 31, 2009, the applicable margin was 0.35 percent and the applicable borrowing rate under the European Credit Agreement ranged from 1.51 to 3.41 percent per annum.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended March 31, 2009 was 1.2 which is within the maximum leverage 3.5. Our actual interest coverage for the four consecutive quarters ended March 31, 2009 was 19.9 which is within the minimum interest coverage of 3.5. We were in compliance with all covenants at March 31, 2009.

At March 31, 2009, we had $129.0 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to $157.2 million at December 31, 2008. Available funds under this facility were $163.6 million and $150.2 million at March 31, 2009 and December 31, 2008, respectively.

We had $244.0 million of borrowings under our Domestic Credit Agreement at March 31, 2009 compared to $203.0 million of borrowings at December 31, 2008. Letters of credit outstanding under the Domestic Credit Agreement totaled $149.6 million and $151.5 million at March 31, 2009 and December 31, 2008, respectively. As such, available funds under the Domestic Credit Agreement were $206.4 million and $245.5 million at March 31, 2009 and December 31, 2008, respectively.

Cash and cash equivalents at March 31, 2009 and December 31, 2008 were $54.9 million and $52.4 million, respectively. At March 31, 2009, we had total debt of $668.2 million as compared to $623.6 million at December 31, 2008. This included $617.8 million and $592.9 million of long-term debt (excluding current portions of $1.9 million and $2.1 million) at March 31, 2009 and December 31, 2008, respectively. Short-term debt, which consists solely of foreign borrowings, increased to $48.5 million at March 31, 2009 compared to $28.6 million at December 31, 2008.

Statement of Cash Flows

Cash provided by operating activities was $24.8 million for three months ended March 31, 2009 compared to cash required by operating activities of $54.5 million for the three months ended March 31, 2008. The increase in cash provided by operating activities in 2009 compared to 2008 reflects our change in business conditions. Net income attributable to FMC stockholders declined by approximately $25 million. While business conditions did deteriorate in the first quarter of 2009 and revenues declined, our earnings remained relatively stable when excluding restructuring and other charges (income) which were favorably impacted in 2008 by the gain on sales of our research and development facility in Princeton and our sodium sulfate assets in Foret. The effects of the change in business conditions had a greater impact on working capital. Lower revenues versus last year’s first quarter led to a significant reduction in our receivables. Despite the significant deterioration in the global economy our receivables experience, both in terms of collections and on-time payments, has shown little deterioration period over period. Inventories increased as a result of the sales slowing more quickly than was anticipated. Accounts payable decreased as we settled inventories purchased in the later part of 2008 and reduce future investments in inventories as we begin to work down current inventory levels.

Cash required by operating activities of discontinued operations was $9.6 million for the first three months of 2009 compared to cash required of $11.9 million for the first three months of 2008. This change was primarily due to decreased environmental spending as well as lower spending for legal proceedings associated with discontinued operations in the three months ended March 31, 2009.

Cash required by investing activities was $44.4 million for the three months ended March 31, 2009 compared to cash provided of $44.6 million for the three months ended March 31, 2008. The change was driven primarily by acquisitions in 2009 and the absence of proceeds from the sale of the properties and assets during the three months ended March 31, 2009 as compared to the same period in 2008.

Cash provided by financing activities was $32.1 million for the first three months of 2009 compared to cash provided of $16.5 million for the first three months of 2008. This change is due primarily to an increase in our short-term debt, a reduction in repurchases of stock as we did not purchase any additional shares under our publicly announced repurchase program during the first quarter of 2009, partially offset by higher repayments of long-term debt.

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

Projected 2009 capital expenditures are expected to be in line with 2008 levels.

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

During 2008, the world equity markets were down significantly, exemplified by the S&P 500 index in the U.S. being down 37 percent. Our U.S. qualified defined benefit pension plan (“U.S. Plan”) assets fell from $829.4 million at December 31, 2007 to $563.9 million at December 31, 2008. Our U.S. Plan assets comprise approximately 93 percent of our total plan assets with the difference representing plan assets related to foreign pension plans. We have reduced our expected return on our U.S. Plan assets from 8.75 percent in 2008 to 8.5 percent in 2009. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 9.51 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 2.75 percent, is between 8.75 percent and 10.75 percent for equities, and between 4.25 percent and 7.75 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumptions for the rate of return on assets. This lower expected return on plan assets, along with decreased assets and the amortization of actuarial losses primarily associated with the equity market decline in 2008 are estimated to increase our net periodic benefit costs by approximately $5.7 million during 2009 compared to 2008. Under The Pension Protection Act of 2006, we are not required to make a minimum level of funding into the U.S. Plan during 2009, however, in order to reduce future funding volatility we intend to contribute $75 million in 2009 versus $30 million contributed in 2008 and 2007. We do not believe that the additional contribution will have a significant negative impact on our current and future liquidity needs. However a continuation of the volatility of interest rates and negative equity returns under current market conditions may require greater contributions to the Plan in the future. We did not make any of the voluntary contributions to the plan during the three months ended March 31, 2009.

On April 16, 2009, we paid dividends aggregating $9.1 million to our shareholders of record as of March 31, 2009. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of March 31, 2009. For the three months ended March 31, 2009 and 2008, we paid $9.1 million and $7.9 million in dividends, respectively.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over a two-year period. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans. During the three months ended March 31, 2009, we did not repurchase any of our shares under the publicly announced repurchase program.

Commitments

In 2001, we split FMC into separate chemical and machinery companies and we refer to the spun-off company, FMC Technologies, Inc. as “Technologies” throughout this Quarterly Report. We agreed to guarantee the performance by Technologies of a debt instrument (see Note 19 to the condensed consolidated financial statements in this Form 10-Q). These guaranteed obligations totaled $0.8 million as of March 31, 2009 and December 31, 2008.

We also guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. In addition, we guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of March 31, 2009 these guarantees had maximum potential payments of $7.6 million as compared to $6.8 million as of December 31, 2008.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $23.7 million and $20.3 million at March 31, 2009 and December 31, 2008, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”.

Short-term debt consisted of foreign credit lines at March 31, 2009 and December 31, 2008. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

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

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of restructuring and other charges (income). Since we are not required to make the payment during the appeal process, which may extend beyond one year, the liability has been classified as long-term in the condensed consolidated balance sheets as of March 31. 2009 and December 31, 2008. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a rate, which as of March 31, 2009, was 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At March 31, 2009, the amount of the letter of credit was €28.2 million (U.S. $37.5 million).

In 2004, we also received a subpoena for documents from a grand jury sitting in the Northern District of California, which was investigating anticompetitive conduct in the hydrogen peroxide business in the United States during the period 1994 through 2003. We have since learned that Degussa AG was a leniency applicant in the investigation and that Solvay, S.A. and Akzo Nobel Chemicals International B.V. have pled guilty to Sherman Act violations during the period July 1, 1998 through December 1, 2001. On December 29, 2008, we received notice from the Department of Justice that it has closed the investigation without filing charges against FMC.

In connection with these two matters, in February 2005 putative class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the class in January 2007. On December 30, 2008, the Court of Appeals vacated the class certification order and remanded the case for further proceedings in the District Court. Shortly thereafter, FMC reached an agreement to settle with the class for $10 million, with a pro rata credit for opt outs. This settlement has been preliminarily approved by the Court. The Court has also preliminarily approved a settlement with Arkema and finally approved settlements with four of the six original defendant-groups, who collectively paid approximately $90 million. Seventeen companies (predominantly paper producers) have opted out of certain of the settlements with other defendants. Certain of the defendants in the class action have settled those opt out claims for undisclosed amounts. Several opt outs have filed suit against FMC and, in some cases, Foret. These cases have been assigned to the same judge as the class action, and the stay of these actions entered by the District Court during the class certification appeal remains in place. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions against the six major hydrogen peroxide producers have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. A motion for class certification is pending. Four of the defendants have settled these claims for a total of approximately $20.5 million. FMC intends to defend these cases.

On January 19, 2009, the European Commission decided to initiate proceedings against FMC, its Netherlands subsidiary, and Foret, following an investigation of substantially all of the European producers of animal feed phosphates, with respect to alleged anti-competitive activity in the industry during the period 1989-2003. Simultaneously with giving notice of this decision, the Commission invited FMC and its subsidiaries to engage in settlement discussions under a new Commission program designed to resolve such matters without the need for the full official process. We have agreed to explore participation in this program and are in the process of meeting with the Commission to discuss the matter. We understand that the other producers have received similar communications, and that some of them have in fact already reached confidential settlements.

We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Based on information currently available and established reserves the ultimate resolution of our known contingencies, including the matters described in Note 19 to our condensed consolidated financial statements included in this Form 10-Q, is not expected to have a material adverse effect on our consolidated financial position or liquidity. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

At March 31, 2009, our net financial instrument position was a net liability of $33.9 million compared to a net liability of $39.9 million at December 31, 2008. The change in the net financial instrument position was due to lower unrealized losses in our foreign exchange portfolio partially offset by higher unrealized losses in our commodity portfolio.

Commodity Price Risk

Energy costs are approximately 13 percent of our cost of sales and services and are well balanced among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2009 and December 31, 2008, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease in the net liability position of $5.1 million at March 31, 2009 and a decrease in the net liability position of $7.6 million at December 31, 2008. A 10 percent decrease in energy market prices would result in an increase in the net liability position of $5.0 million at March 31, 2009 and an increase in the net liability position of $7.6 million at December 31, 2008.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2009 and December 31, 2008, with all other variables (including interest rates) held constant. A 10 percent strengthening of the hedged currencies versus our functional currencies would result in an increase of the net liability position of $15.1 and $10.9 million at March 31, 2009, and December 31, 2008, respectively. A 10 percent weakening of the hedged currencies versus our functional currencies would result in a decrease of the net liability position of $15.1 and $11.8 million at March 31, 2009, and December 31, 2008, respectively. As a result, the net liability positions at March 31, 2009 would become a net asset position.

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements. As of March 31, 2009 and December 31, 2008, we had no agreements in place.

Our debt portfolio, at March 31, 2009, is composed of 31 percent fixed-rate debt and 69 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Domestic and European Credit Agreements, variable-rate industrial and pollution control revenue bonds, and foreign bank borrowings. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate instruments in our debt portfolio at March 31, 2009, a one percentage point increase or decrease in interest rates then in effect would have increased or decreased interest expense for the first three months of the year by $4.6 million.

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

(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of March 31, 2009, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2009 and 2008 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2009 and 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended (not presented herein) and in our report dated February 23, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania
May 8, 2009

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There has been no material change in the significant legal proceedings from the information reported in Part I, Item 3 of our 2008 10-K.

Item 1A.	Risk Factors

There have been no material changes to the risk factors reported in the Part I, Item 1A of our 2008 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of shares Purchased	Average Price Per Share	Total Number of Shares Purchased	Total Dollars Purchased	Maximum Dollar Value of shares that May Yet be Purchased
January 1-31, 2009	394	$44.73	—	—	$224,808,309
February 1-28, 2009	24,219	$43.72	—	—	$224,808,309
March 1-31, 2009	2,231	$41.03	—	—	$224,808,309

Total	26,844	$43.51	—	—	$224,808,309

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over a two-year period. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans. During the three months ended March 31, 2009, we did not repurchase any of our shares under the publicly announced repurchase program.

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

FOR THE QUARTER ENDED MARCH 31, 2009

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

Date: May 8, 2009