Form 10-Q
period 2009-06-30
FMC CORP
filed 2009-08-05
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS SUBMITTED ELECTRONICALLY AND POSTED ON ITS CORPORATE WEBSITE, IF ANY, EVERY INTERACTIVE DATA FILE REQUIRED TO BE SUBMITTED AND POSTED PURSUANT TO RULE 405 OF REGULATION S-T DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO SUBMIT AND POST SUCH FILES)    YES  ☒    NO  ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER OR A SMALLER REPORTING COMPANY. SEE THE DEFINITIONS OF “LARGE ACCELERATED FILER,” “ACCELERATED FILER,” AND “SMALLER REPORTING COMPANY” IN RULE 12B-2 OF THE EXCHANGE ACT. (CHECK ONE):

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at June 30, 2009
Common Stock, par value $0.10 per share	72,493,401

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in Millions, Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue	$700.3	$806.6	$1,390.8	$1,556.8

Costs and Expenses
Costs of sales and services	477.3	536.4	931.2	1,035.6
Selling, general and administrative expenses	74.7	90.0	154.8	173.7
Research and development expenses	21.0	23.0	41.0	44.8
Restructuring and other charges (income)	30.1	10.7	52.6	2.4

Total costs and expenses	603.1	660.1	1,179.6	1,256.5

Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net, and income taxes	97.2	146.5	211.2	300.3
Equity in (earnings) loss of affiliates	0.2	(0.3)	(1.5)	(0.6)
Interest expense, net	6.5	8.3	13.5	17.0

Income from continuing operations before income taxes	90.5	138.5	199.2	283.9
Provision (benefit) for income taxes	13.6	42.5	47.0	84.7

Income from continuing operations	76.9	96.0	152.2	199.2
Discontinued operations, net of income taxes	(5.2)	(7.8)	(9.6)	(14.2)

Net income	71.7	88.2	142.6	185.0

Less: Net income attributable to noncontrolling interests	2.4	3.8	4.2	6.7

Net income attributable to FMC stockholders	$69.3	$84.4	$138.4	$178.3

Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$74.5	$92.2	$148.0	$192.5
Discontinued operations, net of income taxes	(5.2)	(7.8)	(9.6)	(14.2)

Net income	$69.3	$84.4	$138.4	$178.3

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.02	$1.23	$2.04	$2.57
Discontinued operations	(0.07)	(0.10)	(0.13)	(0.19)

Net income	$0.95	$1.13	$1.91	$2.38

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.01	$1.20	$2.02	$2.52
Discontinued operations	(0.07)	(0.10)	(0.13)	(0.19)

Net income	$0.94	$1.10	$1.89	$2.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$67.0	$52.4
Trade receivables, net of allowance of $21.1 at June 30, 2009 and $16.3 at December 31, 2008	701.5	687.7
Inventories	390.4	380.8
Prepaid and other current assets	132.8	135.0
Deferred income taxes	132.0	176.9

Total current assets	1,423.7	1,432.8
Investments	21.0	20.6
Property, plant and equipment, net	948.4	939.2
Goodwill	201.9	197.0
Other assets	194.2	160.7
Deferred income taxes	239.3	243.6

Total assets	$3,028.5	$2,993.9

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$66.7	$28.6
Current portion of long-term debt	5.9	2.1
Accounts payable, trade and other	266.2	372.3
Accrued and other liabilities	329.0	301.0
Guarantees of vendor financing	27.9	20.3
Accrued pensions and other postretirement benefits, current	10.2	10.2
Income taxes	11.3	24.6

Total current liabilities	717.2	759.1
Long-term debt, less current portion	561.2	592.9
Accrued pension and other postretirement benefits, long-term	339.1	366.1
Environmental liabilities, continuing and discontinued	154.4	158.8
Reserve for discontinued operations	40.8	37.5
Other long-term liabilities	114.6	113.1
Commitments and contingent liabilities (Note 19)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2009 or 2008	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2009 and 2008; 92,991,896 issued shares at June 30, 2009 and December 31, 2008, respectively	9.3	9.3
Capital in excess of par value of common stock	392.4	395.5
Retained earnings	1,644.9	1,524.7
Accumulated other comprehensive income (loss)	(249.7)	(276.1)
Treasury stock, common, at cost: 20,498,495 shares at June 30, 2009 and 20,481,937 shares at December 31, 2008	(754.8)	(750.5)

Total FMC stockholders’ equity	1,042.1	902.9

Noncontrolling interests	59.1	63.5

Total equity	1,101.2	966.4

Total liabilities and equity	$3,028.5	$2,993.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Six Months Ended June 30,
	2009	2008
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net Income attributable to FMC stockholders	$138.4	$178.3
Discontinued operations	9.6	14.2

Income from continuing operations	$148.0	$192.5
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	61.2	61.7
Equity in (earnings) loss of affiliates	(1.5)	(0.6)
Restructuring and other charges (income)	52.6	2.4
Deferred income taxes	49.7	72.3
Net income attributable to noncontrolling interests	4.2	6.7
Other	21.4	9.1
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(10.7)	(143.9)
Guarantees of vendor financing	7.6	(4.4)
Inventories	(12.6)	(39.3)
Other current assets and other assets	6.7	(33.1)
Accounts payable	(105.6)	29.0
Accrued and other current liabilities and other liabilities	12.8	25.7
Income taxes	(13.3)	1.3
Accrued pension and other postretirement benefits, net	(31.4)	(27.5)
Environmental spending, continuing, net of recoveries	(5.7)	(5.7)
Restructuring and other spending	(9.5)	(7.8)

Cash provided (required) by operating activities	173.9	138.4

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(11.8)	(16.0)
Payments of other discontinued reserves	(8.3)	(10.7)

Cash provided (required) by operating activities of discontinued operations	(20.1)	(26.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

(in Millions)	Six Months Ended June 30,
	2009	2008
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(71.8)	$(66.4)
Proceeds from disposal of property, plant and equipment	1.6	2.5
Proceeds from sale of Princeton property	—	59.4
Proceeds from sale of sodium sulfate assets	—	16.7
Acquisitions, net of cash acquired	(31.8)	—
Other investing activities	(4.5)	(2.7)

Cash provided (required) by investing activities	(106.5)	9.5

Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	(49.4)	59.9
Increase (decrease) in other short-term debt	37.9	14.8
Proceeds from borrowings of long-term debt	18.9	—
Repayments of long-term debt	—	(77.7)
Distributions to noncontrolling interests	(8.5)	(5.7)
Issuances of common stock, net	2.3	10.8
Dividends paid	(18.2)	(15.8)
Repurchases of common stock	(16.1)	(61.6)

Cash provided (required) by financing activities	(33.1)	(75.3)

Effect of exchange rate changes on cash and cash equivalents	0.4	1.9

Increase (decrease) in cash and cash equivalents	14.6	47.8
Cash and cash equivalents, beginning of period	52.4	75.5

Cash and cash equivalents, end of period	$67.0	$123.3

Supplemental disclosure of cash flow information: Cash paid for interest was $10.9 million and $19.9 million, and income taxes paid, net of refunds were $13.6 million and $11.2 million for the six months ended June 30, 2009 and 2008, respectively.

See Note 8 regarding non-cash activity related to the Princeton lease.

See Note 16 regarding quarterly cash dividend.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the six months ended June 30, 2009 and 2008, and our financial position as of June 30, 2009. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 and the related condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. We have evaluated all subsequent events for recognition or disclosure through August 5, 2009, the date of filing of this 10-Q.

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

SFAS No. 168

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—A Replacement of FASB Statement No. 162”. This Statement establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative GAAP recognized by the FASB. The Codification is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. This Statement does not change GAAP therefore it will not have an impact on our consolidated financial statements.

SFAS No. 167

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities”, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. An entity has to determine whether it should consolidate an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. We are required to adopt this Statement starting in 2010. Early adoption of this statement is prohibited and we are currently in the process of evaluating the effect that this Statement will have on our consolidated financial statements.

SFAS No. 166

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets”. FAS No. 166 revises FAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This Statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and requires sellers of the assets to make additional disclosures. We are required to adopt this Statement starting in 2010. Early adoption of this statement is prohibited and we are currently in the process of evaluating the effect that this Statement will have on our consolidated financial statements.

Recently adopted accounting standards in 2009

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” This standard establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for financial statements for interim or annual reporting periods ending after June 15, 2009. Other than disclosure, the implementation of this standard did not have an impact on our condensed consolidated financial statements.

SFAS No. 141(R) and FSP FAS 141(R)-1

In December 2007, the FASB issued SFAS No. 141(revised), “Business Combinations”. Statement No. 141(R) applies to all business combinations. Under SFAS No. 141(R) an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1 which amends and clarifies Statement 141 (R). The FSP addresses issues related to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted both of these Statements on January 1, 2009. There was no impact to our condensed consolidated financial statements upon adoption of these Statements. All acquisitions, subsequent to January 1, 2009, have and will be accounted for under this new guidance.

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

FSP EITF 03-6-1

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”. This FSP requires non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, “Earnings per Share”. We adopted this FSP on January 1, 2009 and all previously reported earnings per share data was adjusted retrospectively to conform with the requirements of the FSP. Our restricted stock awards granted to employees and directors are considered participating securities as they receive non-forfeitable dividends at the same rate as common stock. The implementation of the FSP decreased our previously reported basic earnings per share by approximately $0.01 and $0.02 for the three and six months ended June 30, 2008, respectively, and had no impact on our previously reported diluted earnings per share. See Note 14 for adoption of the FSP.

FSP SFAS No. 157-2

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which amended FAS No. 157 by delaying its effective date by one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted SFAS 157-2 for non-financial assets and liabilities on January 1, 2009. See Note 6 for adoption of this Statement. Other than new disclosure, there was no impact to our condensed consolidated financial statements upon adoption of this FSP.

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

FSP FAS 107-1 and APB 28-1

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. We adopted this FSP for our June 30, 2009 Form 10-Q. Other than new disclosure, there was no impact to our condensed consolidated financial statements upon adoption of the FSP. See Note 5 for adoption of this Statement.

NOTE 3: Acquisitions

2009 Acquisitions

In February 2009, we acquired the CB Professional Products line of insect control products from Waterbury Companies, Inc. and in June 2009, we acquired the proprietary fungicide Benalaxyl from Isagro S.p.A. Both of these bolt-on acquisitions are being integrated into our Agricultural Products Group and fit our strategic goal of offering an expanded product portfolio in focus markets and geographic segments. The CB Professional Products line provides a comprehensive set of solutions to pest management professionals primarily in the United States. Benalaxyl is a highly effective systematic fungicide and is registered in more than 50 countries with the majority of sales expected in the European Union and Latin America. The combined purchase price for both acquisitions was approximately $34 million. The results of operations of the above acquisitions have been included in the Agricultural Products segment since their acquisition dates of February and June 2009, respectively.

The CB acquisition included intangible assets of $12.1 million (primarily customer relationships and trade names) and inventory of $1.7 million. Approximately $1.0 million of the purchase price has been accrued as contingent consideration. The Benalaxyl acquisition totaled $20.0 million and consisted of registration rights and trademarks.

The acquired intangible assets from these acquisitions that are subject to amortization, primarily customer relationships, registration rights and developed formulations, have useful lives ranging from 5 to 20 years.

Pro forma revenue, net income and earnings per share information related to these acquisitions are not presented because its impact on these measures in our condensed consolidated statements of income is not significant.

2008 Acquisitions

During the third quarter of 2008, we acquired the two businesses described below for approximately $97 million. We paid $89.7 million in cash for these two businesses which represents the purchase price of approximately $97 million less cash acquired. The businesses were integrated into our Specialty Chemicals segment’s BioPolymer Division.

In August 2008, we acquired the hydrocolloids ingredients business of International Specialty Products Inc. (“ISP”) based in Girvan, Scotland. This acquisition is intended to strengthen our position in hydrocolloids and enhance service to the global customers in food, pharmaceutical and specialty industries. Under the agreement, we acquired ISP’s alginates and food blends business (other than ISP’s Germinal blending business based in Brazil), including ISP’s Girvan, Scotland, manufacturing facility and employees. The results of operations of the ISP business have been included in the Specialty Chemicals segment since the acquisition date of August 18, 2008.

In September 2008, we acquired shares and assets comprising the food ingredients business of the Co-Living Group. The acquisition is intended to enhance our position in supplying specialty hydrocolloid products and services to the rapidly growing food ingredients market in China. The results of operations of the CoLiving business have been included in the Specialty Chemicals segment since the acquisition date of September 29, 2008.

The following table presents the purchase price allocation of our Specialty Chemical segment acquisitions described above:

(in Millions)
Current Assets (primarily inventory)	$50.5
Property, Plant & Equipment	16.7
Intangible Assets (primarily customer relationships)	17.4
Goodwill	25.8
Deferred Tax Asset	9.9

Total Assets Acquired	$120.3
Current Liabilities	20.3
Long-Term Liabilities (primarily deferred tax liability)	2.9

Net Assets	$97.1

As of the acquisition dates, we began to assess and formulate plans to restructure the acquired entities. These activities are accounted for in accordance with EITF 95-3, “Recognition of Liabilities in Connection with a Purchase Business

Combination” (“EITF 95-3”). The estimated costs have been recognized as liabilities in the purchase price allocations above. As we continue to integrate or restructure certain activities of the acquired entities, further liabilities may be recorded. Refer to Note 10 for a rollforward of the restructuring activities related to the Alginates operations.

The acquired intangible assets that are subject to amortization, primarily customer relationships, have a weighted average useful life of 20 years. The $25.8 million of goodwill, most of which is deductible for income tax purposes, is included in our Specialty Chemicals segment.

Pro forma revenue, had the acquisitions of ISP and CoLiving occurred on January 1, 2008, would have been $830.4 million and $1,602.8 million for the three and six months ended June 30, 2008, respectively. This information is based on historical results of operations, and, in our opinion, is not necessarily indicative of the results that would have been achieved had we operated the entities acquired since such dates. Pro forma net income and earnings per share information related to these acquisitions is not presented because the impact of these acquisitions on these measures in our condensed consolidated statements of income is not significant.

Note 4: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2009 are presented in the table below:

(in Millions)	Agricultural Products	Specialty Chemicals	Industrial Chemicals	Total
Balance, December 31, 2008	$2.7	$193.7	$0.6	$197.0
Acquisitions	0.1	—	—	0.1
Purchase Price Allocation Adjustments	—	3.1	—	3.1
Foreign Currency Adjustments	—	1.7	—	1.7

Balance, June 30, 2009	$2.8	$198.5	$0.6	$201.9

Acquisitions for the six months ended June 30, 2009 relate to the CB Professional Products acquisition described in Note 3.

Our indefinite life intangible assets totaled $2.4 million at June 30, 2009. We did not have any indefinite life intangible assets at December 31, 2008. The indefinite life intangible assets consist of trade names acquired as part of the CB Professional Products acquisition in our Agricultural Products segment as discussed in Note 3.

Our definite life intangible assets totaled $53.9 million and $25.9 million at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, these definite life intangibles were allocated among our business segments as follows: $35.5 million in Agricultural Products, $17.4 million in Specialty Chemicals and $1.0 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, customer relationships, access and registration rights, industry licenses, developed formulations and other intangibles and are included in “Other assets” in the condensed consolidated balance sheets. The increase in definite life intangibles during the six months ended June, 2009 was due to the intangible assets acquired in connection with the acquisitions described in Note 3. Amortization was not significant in the periods presented.

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

Financial Instrument	Valuation Method
Foreign Exchange Forward Contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on current market prices for applicable currencies.

Energy Forward & Option Contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices for applicable commodities.

Debt	Our estimates and information obtained from independent third parties using market data, such as bid/ask spreads for the last business day of the reporting period.

The estimated fair value of the financial instruments in the above chart is based on estimated fair-value amounts that have been determined using available market information and appropriate valuation methods. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair value of foreign exchange forward contracts and energy forward & option contracts which is equivalent to their carrying amounts are included in the below tables under the “Accounting for Derivative Instruments and Hedging Activities” section. The estimated fair value of debt is $615.6 million and $566.0 million and the carrying amount is $633.8 million and $623.6 million as of June 30, 2009 and December 31, 2008, respectively.

Use of Derivative Financial Instruments to Manage Risk

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

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements to achieve a targeted mix of fixed- and variable-rate debt. In the agreements, we exchange, at specified intervals, the difference between fixed- and variable-interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2009 and December 31, 2008, we have no such swap agreements in place.

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

Accounting for Derivative Instruments and Hedging Activities

Cash Flow Hedges

We recognize all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in accumulated other comprehensive income or loss (“AOCI”) changes in the fair value of derivatives that are designated as and meet all the required criteria for a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. We record immediately in earnings changes in the fair value of derivatives that are not designated as cash flow hedges.

As of June 30, 2009, we had open foreign currency forward contracts in AOCI in a net loss position of $3.3 million, before-tax, designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until June 2010. The net loss from the foreign currency hedges included in AOCI at June 30, 2009 was $2.2 million after-tax. At June 30, 2009, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $260 million.

As of June 30, 2009, we had current open commodity contracts in AOCI in a net loss position of $13.1 million, before-tax, designated as cash flow hedges of underlying forecasted purchases, primarily natural gas. Current open commodity contracts hedge forecasted transactions until December 2010. The net loss from the open commodity contracts included in AOCI at June 30, 2009 was $8.1 million after-tax. At June 30, 2009, we had 8.1 million mm BTUs (British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.

Of the $10.3 million of net losses after-tax, representing both open foreign currency exchange contracts and open commodity contracts, approximately $10.4 million of net losses would be realized in earnings during the twelve months ending June 30, 2010 if spot rates in the future are consistent with forward rates as of June 30, 2009. Approximately $0.1 million of net gains would be realized at various times, subsequent to June 30, 2010. The actual effect on earnings will be dependent on actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

Derivatives Not Designated As Hedging Instruments

We hold certain forward contracts that have not been designated as cash flow hedging instruments for accounting purposes. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as cash flow hedging instruments, and changes in the fair value of these items are recorded in earnings. We also hold a cap instrument that is effective as an economic hedge of a portion of our natural gas exposure and the change in fair value of this instrument is also recorded in earnings.

We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $220 million at June 30, 2009. We hold a natural gas option instrument with a notional amount of approximately 0.7 million mm BTUs at June 30, 2009.

The following table provides the fair value and balance sheet presentation of our derivative instruments as of June 30, 2009.

	June 30, 2009
(in Millions)	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid and other current assets	$—
Commodity contracts	Prepaid and other current assets	4.7

Total Derivative Assets		4.7

Foreign exchange contracts	Accrued and other liabilities	(3.3)
Commodity contracts	Accrued and other liabilities	(18.2)

Total Derivative Liabilities		(21.5)

Net Derivative Assets/(Liabilities)		$(16.8)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Prepaid and other current assets	$0.1
Commodity contracts	Prepaid and other current assets	—

Total Derivative Assets		0.1

Foreign exchange contracts	Accrued and other liabilities	(4.6)
Commodity contracts	Accrued and other liabilities	(0.4)

Total Derivative Liabilities		(5.0)

Net Derivative Assets/(Liabilities)		$(4.9)

The information included in the above chart is also presented in our fair value table included in Note 6.

The following tables provide the impact of derivative instruments and related hedged items on the condensed consolidated statements of income for the three and six months ended June 30, 2009.

Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Foreign exchange contracts	$5.1	$14.4	$(1.5)	$(5.6)	$—	$—
Commodity contracts	7.1	6.6	(10.2)	(16.3)	—	(0.6)

Total	$12.2	$21.0	$(11.7)	$(21.9)	$—	$(0.6)

(a)	Amounts are included in “Cost of sales and services” on the condensed consolidated statements of income.

Derivatives Not Designated as Hedging Instruments

(in Millions)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Foreign Exchange contracts	Cost of Sales and Services	$(21.4)	$(22.5)
Commodity contracts	Cost of Sales and Services	—	(0.7)

Total		$(21.4)	$(23.2)

Note 6: Fair Value Measurements

We adopted the provisions of SFAS No. 157 on January 1, 2008 and the provisions of FSP FAS 157-2 on January 1, 2009. See Note 2 for additional details. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principle or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable and able and willing to transact for the asset or liability. Other than new disclosure, there was no impact to our condensed consolidated financial statements upon adoption of SFAS 157 and FSP FAS 157-2.

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in our condensed consolidated balance sheets as of June 30, 2009.

(in Millions)	6/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$0.3	$0.3	$—	$—
Derivatives – Energy (2)	4.7	—	4.7	—
Derivatives – Foreign Exchange (2)	0.1	—	0.1	—
Other (3)	18.2	18.2	—	—

Total Assets	$23.3	$18.5	$4.8	$—

Liabilities
Derivatives – Energy (4)	$18.6	$—	$18.6	$—
Derivatives – Foreign Exchange (4)	7.9		7.9	—
Other (5)	26.1	26.1	—	—

Total Liabilities	$52.6	$26.1	$26.5	$—

(1)	Amounts included in “Investments” in the condensed consolidated balance sheets.
(2)	Amounts included in “Prepaid and other current assets” in the condensed consolidated balance sheets
(3)	Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the condensed consolidated balance sheets.
(4)	Amounts included in “Accrued and other liabilities” in the condensed consolidated balance sheets.
(5)	Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the condensed consolidated balance sheets.

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our condensed consolidated balance sheets as of June 30, 2009.

(in Millions)	6/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Three Months Ended June 30, 2009)	Total Gains (Losses) (Six Months Ended June 30, 2009)
Assets
Long-lived assets to be abandoned (1)	$—	$—	$—	$—	$(4.6)	$(13.4)
Assets acquired through acquisitions (2)	33.9	—	1.5	32.4	—	—

Total Assets	$33.9	$—	$1.5	$32.4	$(4.6)	$(13.4)

Liabilities
Asset retirement obligations (3)	$10.7	$—	$—	$10.7	$—	$—
Liabilities associated with acquisitions (2)	1.0	—	—	1.0	—	—
Liabilities associated with exit activities (4)	19.8	—	19.8	—	(14.6)	(19.8)

Total Liabilities	$31.5	$—	$19.8	$11.7	$(14.6)	$(19.8)

(1)	We initiated multiple facility phase-outs during the six months ended June 30, 2009—primarily the Barcelona facility, the Santa Clara facility and the Bayport butyllithium facility. In connection with the phase-outs, we recorded charges to write down the value of the related long-lived assets to be abandoned to their fair value of zero as the long-lived assets have no future use and are anticipated to be demolished. The loss noted in the above table represents the accelerated depreciation of these assets recorded during the period. The remaining accelerated depreciation of $16.7 million to adjust the assets to the fair value of zero will be recognized as the phase-outs are completed in 2009 and 2010. See Note 10 for additional details of the charges incurred during the six months ended June 30, 2009.
(2)	As part of the acquisitions in our Agricultural Products segment as discussed in Note 3, we are required to recognize the assets acquired, liabilities assumed and contingent consideration at their fair values on the acquisition date. The level 3 assets identified above represent various acquired intangible assets that were valued using various forms of the income valuation approach. The valuation inputs included an estimate of future cash flows and discount rates based on the internal rate of return and the weighted average rate of return. The level 3 liabilities identified above represent the fair value of contingent consideration incurred as part of the acquisition.
(3)	In connection with the facility phase-outs during the six months ended June 30, 2009—primarily the Barcelona facility, the Santa Clara facility and the Bayport butyllithium facility, we accelerated the estimated settlement dates associated with the asset retirement obligations at these facilities and as a result recorded an increase to these obligations in the amount of $10.7 million. We estimated the fair value of the asset retirement obligations based on engineering estimates provided by experienced engineers who have dealt with the retirement of and disposal of contaminated equipment, instruments and hazardous chemicals. The associated asset retirement obligations are capitalized as part of the carrying amount of related long-lived assets and this capitalized cost is depreciated on an accelerated basis over the remaining phase-out period of the expected facility operation.
(4)	In connection with the facility phase-outs noted above, we recorded liabilities in the amount of $19.8 million related to severance costs and contract termination fees. See Note 10 for additional details of the charges incurred during the six months ended June 30, 2009.

Note 7: Inventories

Inventories consisted of the following:

	June 30, 2009	December 31, 2008
	(in Millions)
Finished goods and work in process	$251.1	$249.7
Raw materials	139.3	131.1

Net inventory	$390.4	$380.8

Note 8: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2009	December 31, 2008
	(in Millions)
Property, plant and equipment	$2,669.5	$2,641.5
Accumulated depreciation	1,721.1	1,702.3

Property, plant and equipment, net	$948.4	$939.2

In August 2008, we entered into an agreement with Princeton South Development, LLC to lease our new R&D facility (which was still under construction as of June 30, 2009) in Ewing Township, NJ. The facility is being developed, owned, and operated by a non-affiliated company. We are required to be treated, for accounting purposes only, as the “owner” of the Princeton facility, in accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction”. At June 30, 2009, the cost of the asset is included in construction in progress in the amount of $7.3 million, with an offset to “Other long-term liabilities” on the condensed consolidated balance sheets.

Note 9: Asset Retirement Obligations

As of June 30, 2009, the balance of our asset retirement obligations was $16.9 million. This amount increased approximately $9.2 million from December 31, 2008 primarily due to the revised estimates of the timing of settlement of asset retirement obligation liabilities associated with our decision to shut down our Barcelona, Bayport butyllithium and Santa Clara facilities, partially offset by payments against the reserve. A more complete description of our policy related to asset retirement obligations can be found in Note 9 to our 2008 consolidated financial statements on our 2008 Form 10-K.

Note 10: Restructuring and other charges (income)

Three and Six Months Ended June 30, 2009

Barcelona Facility Shutdown

In June 2009, we made the decision to phase out operations of our Barcelona, Spain facility by March 2010. The facility is part of Foret which is included in our Industrial Chemicals segment. High costs at the Barcelona facility coupled with reduced demand for product manufactured at that site have made it uneconomical for FMC to continue operations at the Barcelona facility.

We recorded charges totaling $12.5 million during the three and six months ended June 30, 2009 which primarily consisted of severance and employee benefits.

Santa Clara Shutdown

In March 2009, we made the decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico, which is part of our Industrial Chemicals segment. The decision to shut down the Santa Clara operations was made in an effort to maximize cost savings and improve efficiencies.

We recorded charges totaling $0.2 million during the three months ended June 30, 2009 which related to accelerated depreciation on fixed assets to be abandoned.

We recorded charges totaling $6.6 million during the six months ended June 30, 2009 which consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $3.4 million, (ii) severance and employee benefits of $1.5 million, and (iii) other shut down costs of approximately $1.7 million.

Bayport Butyllithium Shutdown

In March 2009, we made the decision to close our Bayport butyllithium facility located in Bayport, Texas. The Bayport butyllithium facility is part of our Lithium division which is included in our Specialty Chemicals segment. Our decision is consistent with our ongoing strategy to be globally competitive and focus on products consistent with market demands.

We recorded charges totaling $3.4 million during the three months ended June 30, 2009 which related to accelerated depreciation on fixed assets to be abandoned.

We recorded charges totaling $7.5 million during the six months ended June 30, 2009 which consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $6.8 million and (ii) severance and employee benefits of $0.7 million.

Alginates Restructuring

In January 2009, we announced plans to realign our BioPolymer alginates manufacturing operations in Norway and the United Kingdom as we continue integration of the International Specialty Products (ISP) alginates business acquired in August 2008. A portion of the restructuring charges associated with this realignment were recognized as liabilities in the purchase price allocation described in Note 3.

We recorded charges related to the pre-existing operations totaling $3.5 million during the three months ended June 30, 2009 which consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $2.0 million, (ii) severance and employee benefits of $1.3 million and (iii) other shut down charges of $0.2 million.

We recorded charges related to the pre-existing operations totaling $6.3 million during the six months ended June 30, 2009 which consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $3.3 million, (ii) severance and employee benefits of $2.8 million and (iii) other shut down charges of $0.2 million.

Collaboration and License Agreement

In the third quarter of 2007, our Agricultural Products segment entered into a collaboration and license agreement with another third-party company for the purpose of obtaining certain technology and intellectual property rights. During the first quarter of 2009, we extended our rights under this agreement. We paid an additional $1.0 million and have recorded this amount as a charge to “Restructuring and other charges (income)” in the condensed consolidated statements of income for the six months ended June 30, 2009.

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

During the three months ended June 30, 2009, we recorded charges totaling $0.5 million which related to miscellaneous shutdown charges.

We recorded charges totaling $1.3 million during the six months ended June 30, 2009 which consisted of (i) demolition costs of $0.8 million and (ii) other shutdown costs of $0.5 million.

Other Items

In addition to the Barcelona, Santa Clara, Bayport, Alginates and the Baltimore phase out restructurings described above, we engaged in certain other restructuring activities during the three and six months ended June 30, 2009 which resulted in severance and asset abandonment charges. We expect these restructuring charges to improve our global competitiveness through improved cost efficiencies.

Restructuring and other charges (income) for the three months ended June 30, 2009 included $3.0 million of severance costs due to workforce restructurings, of which $2.2 million related to our Industrial Chemicals segment and $0.8 million related to our Specialty Chemicals segment. We also recorded $1.2 million of asset abandonment charges, primarily related to our Specialty Chemicals segment. Asset abandonment charges were determined based upon our decision and related analysis to abandon these assets before the end of their previously estimated lives. Remaining restructuring and other charges (income) for the three months ended June 30, 2009 included $3.0 million of other charges primarily representing settlements with state authorities for property claims and adjustments related to previously recorded restructuring reserves. Additionally, we recorded $2.8 million of charges for the three months ended June 30, 2009 relating to continuing environmental sites as a Corporate charge.

Restructuring and other charges (income) for the six months ended June 30, 2009 included $4.6 million of severance costs due to workforce restructurings, of which $3.8 million related to our Industrial Chemicals segment and $0.8 million related to our Specialty Chemicals segment. We also recorded $5.1 million of asset abandonment charges, of which $2.6 million related to our Agricultural Products segment, $1.4 million related to our Industrial Chemicals segment and $1.1 million related to our Specialty Chemicals segment. We recorded $4.0 million of charges for the six months ended June 30, 2009 relating to continuing environmental sites as a Corporate charge. Remaining restructuring and other charges (income) for the six months ended June 30, 2009 of $3.7 million primarily represented settlements with state authorities for property claims and adjustments related to previously recorded restructuring reserves.

Three and Six Months Ended June 30, 2008

Princeton Property Sale

On March 18, 2008, we completed the sale of our 158-acre Princeton research center to the Princeton HealthCare System. Gross proceeds from the sale were $62.5 million and net proceeds after offsets, commissions and fees totaled approximately $60 million. The gain on the sale was $29.6 million and is included in “Restructuring and other charges (income)” in the condensed consolidated statements of income for the six months ended June 30, 2008. The gain on sale was reduced by the sale-leaseback deferral described below.

We entered into a sale-leaseback as part of the sale under which certain of the buildings sold to the Princeton HealthCare System were leased back to us for a period up to approximately three years. The leaseback was accounted for as an operating lease and the present value of the lease payments was deferred as part of the gain on sale. We recorded a deferred gain on sale in the amount of $6.7 million. This is being recognized as a reduction of rent expense over the term of the lease. As of June 30, 2009, the remaining balance of the deferred gain is $3.2 million and is included in “Accrued and other liabilities” on the condensed consolidated balance sheets.

Sodium Sulfate Assets Sale

In February 2008, we completed the sale of Foret’s non-cogeneration sodium sulfate assets. Foret is part of our Industrial Chemicals segment. We recognized a gain on sale of these assets of $3.6 million which is included in “Restructuring and other charges (income)” in the condensed consolidated statements of income for the six months ended June 30, 2008. Net proceeds from the transaction were $16.7 million.

We did not complete the sale of the sodium sulfate co-generation facility at the time we sold the other sodium sulfate assets noted above. This asset is considered to be an asset held for sale and the amount of $4.1 million and $3.7 million is included in “Prepaid and other current assets” on our condensed consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively. We completed the sale of this asset in the third quarter of 2009.

Baltimore Phase Out

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

Other Items

In addition to the Baltimore and Jacksonville phase out restructurings described above, we initiated certain other restructuring activities within all three of our segments during the three and six months ended June 30, 2008 which resulted in severance charges. We expect these restructuring charges to improve our global competitiveness through improved cost efficiencies. These activities which were included as part of restructuring and other charges (income) for the three months ended June 30,

2008 included $0.9 million of severance costs due to workforce restructurings and $0.3 million of other charges, primarily related to our Industrial Chemicals segment. We also recorded $1.1 million of charges for the three months ended June 30, 2008 relating to continuing environmental sites as a Corporate charge.

Restructuring and other charges (income) for the six months ended June 30, 2008 included $4.0 million of severance costs due to workforce restructurings, of which $1.8 million related to our Agricultural Products segment, $2.0 million related to our Industrial Chemicals segment and $0.2 million related to our Specialty Chemicals segment. We recorded $6.0 million of charges for the six months ended June 30, 2008 relating to continuing environmental sites as a Corporate charge. Approximately $1.8 million of these continuing environmental charges was triggered as a result of the sale of our Princeton property discussed previously within this Note. We also recorded $1.4 million of other charges primarily in our Industrial Chemicals segment during the six months ended June 30, 2008.

Rollforward of Restructuring Reserves

The following table shows a rollforward of restructuring reserves and the related spending and other changes:

(in Millions)	Barcelona Facility Shutdown	Santa Clara Facility Shutdown	Bayport Butyllithium Facility Shutdown	Alginates Restructuring	Baltimore and Jacksonville Facility Shutdowns	Other Workforce Related and Facility Shutdowns (1)	Total
Balance at 12/31/08	$—	$—	$—	$3.0	$3.4	$2.1	$8.5
Increase in reserves (2)	12.5	3.3	0.7	5.5	0.8	4.9	27.7
Cash payments	—	(1.4)	(0.3)	(0.5)	(3.0)	(4.3)	(9.5)

Balance at 6/30/09 (3)	$12.5	$1.9	$0.4	$8.0	$1.2	$2.7	$26.7

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.
(2)	Primarily severance costs. The impairment and accelerated depreciation charges noted above impacted our property, plant and equipment balances and are not included in the above tables. Additionally, in 2009, the payment associated with the Collaboration and License Agreement is not included in the above table.
(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.

Note 11: Debt

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	June 30, 2009	December 31, 2008
Short-term debt	$66.7	$28.6
Current portion of long-term debt	5.9	2.1

Total debt maturing within one year	$72.6	$30.7

Short-term debt consisted of foreign credit lines at June 30, 2009 and December 31, 2008. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Long-term debt:

Long-term debt consists of the following:

(in Millions)	June 30, 2009		6/30/2009	12/31/2008
	Interest Rate Percentage	Maturity Date
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	0.40-7.05%	2009-2035	$200.4	$189.4
Debentures (less unamortized discounts of $0.1 million and $0.1 million, respectively)	7.75%	2011	45.4	45.4
European credit agreement	1.13-2.05%	2010	146.3	157.2
Domestic credit agreement	0.67-3.25%	2012	167.0	203.0
Foreign debt			8.0	—

Total debt			567.1	595.0

Less: debt maturing within one year			5.9	2.1

Total long-term debt			$561.2	$592.9

At June 30, 2009, we had $146.3 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to $157.2 million at December 31, 2008. Available funds under this facility were $163.2 million and $150.2 million at June 30, 2009 and December 31, 2008, respectively.

We had $167.0 million of borrowings under our Domestic Credit Agreement at June 30, 2009 compared to $203.0 million of borrowings at December 31, 2008. Letters of credit outstanding under the Domestic Credit Agreement totaled $148.8 million and $151.5 million at June 30, 2009 and December 31, 2008, respectively. As such, available funds under the Domestic Credit Agreement were $284.2 million and $245.5 million at June 30, 2009 and December 31, 2008, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended June 30, 2009 was 1.2 which is below the maximum leverage 3.5. Our actual interest coverage for the four consecutive quarters ended June 30, 2009 was 20.2 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at June 30, 2009.

Note 12: Discontinued Operations

Our results of discontinued operations comprised the following:

	Three months ended June 30,		Six months ended June 30,
(in Millions)	2009	2008	2009	2008
Income/(Expense)
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax expense of $0.4 million and $0.3 million for the three and six months ended June 30, 2009 and $0.0 million and $0.1 million for the three and six months ended June 30, 2008, respectively)	0.7	—	0.6	0.3
Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations (net of income tax benefit of $3.6 million and $6.3 million for the three and six months ended June 30, 2009 and $4.8 million and $8.8 million for the three and six months ended June 30, 2008, respectively)	(5.9)	(7.8)	(10.2)	(14.5)

Discontinued operations, net of income taxes	$(5.2)	$(7.8)	$(9.6)	$(14.2)

2009

During the three and six months ended June 30, 2009, we recorded a $9.5 million ($5.9 million after-tax) charge and a $16.5 million ($10.2 million after-tax) charge, respectively, to discontinued operations related to environmental issues and legal reserves and expenses. Environmental charges of $3.9 million ($2.4 million after-tax) and $4.7 million ($2.9 million after-tax) for the three and six months ended June 30, 2009, respectively, related primarily to operating and maintenance activities. We also recorded increases to legal reserves and expenses in the amount of $5.6 million ($3.5 million after-tax) and $11.8 million ($7.3 million after-tax) for the three and six months ended June 30, 2009, respectively.

At June 30, 2009 and December 31, 2008, substantially all other discontinued operations reserves recorded on our condensed consolidated balance sheets were related to other post-retirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings associated with operations discontinued between 1976 and 2001.

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

Note 13: Environmental Obligations

We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $185.6 million and $194.2 million, excluding recoveries, have been provided at June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009 and December 31, 2008, expected recoveries were $46.6 million and $47.7 million, respectively, with the majority at each date relating to existing contractual arrangements with U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” balance totaling $19.3 million and $21.5 million at June 30, 2009 and December 31, 2008, respectively, or as “Other assets” totaling $27.3 million and $26.2 million at both June 30, 2009 and December 31, 2008, respectively, in the condensed consolidated balance sheets. Cash recoveries recorded as realized claims against third parties were $3.7 million in the first six months of 2009. Total cash recoveries recorded for the year ended December 31, 2008 were $5.6 million.

The long-term portion of environmental reserves, net of recoveries, totaling $154.4 million and $158.8 million at June 30, 2009 and December 31, 2008, respectively, is included in “Environmental liabilities, continuing and discontinued”. The short-term portion of continuing obligations is recorded as “Accrued and other liabilities”.

We have estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by approximately $80 million at June 30, 2009. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. However, we believe any such liability arising from potential environmental obligations is not likely to have a materially adverse effect on our liquidity or financial condition and may be satisfied over the next twenty years or longer.

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2008 to June 30, 2009:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2008	$172.7

Provision	11.1
Spending, net of recoveries	(17.5)

Net Change	(6.4)

Total environmental reserves, net of recoveries at June 30, 2009	166.3

Environmental reserves, current, net of recoveries (1)	11.9
Environmental reserves, long-term continuing and discontinued, net of recoveries	154.4

Total environmental reserves, net of recoveries at June 30, 2009	166.3

(1)	“Current” includes only those reserves related to continuing operations.

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

Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 280,163 potential common shares excluded from Diluted EPS for the three and six months ended June 30, 2009. There were no potential common shares excluded from Diluted EPS for the three and six months ended June 30, 2008.

As discussed in Note 2, we adopted FSP EITF 03-6-1 on January 1, 2009. Our non-vested restricted stock awards contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing EPS. The two-class method determines EPS by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In calculating the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions Except Share and Per Share Data)	Three months Ended June 30,		Six months Ended June 30,
	2009	2008	2009	2008
Earnings attributable to FMC stockholders:
Income from continuing operations attributable to FMC stockholders	$74.5	$92.2	$148.0	$192.5
Discontinued operations, net of income taxes	(5.2)	(7.8)	(9.6)	(14.2)

Net income	$69.3	$84.4	$138.4	$178.3
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.4)	(0.5)	(0.7)	(0.9)

Net income allocable to common stockholders	$68.9	$83.9	$137.7	$177.4

Basic earnings per common share attributable to FMC stockholders
Continuing operations	$1.02	$1.23	$2.04	$2.57
Discontinued operations	(0.07)	(0.10)	(0.13)	(0.19)

Net income	$0.95	$1.13	$1.91	$2.38

Diluted earnings per common share attributable to FMC stockholders
Continuing operations	$1.01	$1.20	$2.02	$2.52
Discontinued operations	(0.07)	(0.10)	(0.13)	(0.19)

Net income	$0.94	$1.10	$1.89	$2.33

Shares (in thousands):
Weighted average number of shares of common stock outstanding—Basic	72,244	74,567	72,236	74,618
Weighted average additional shares assuming conversion of potential common shares	1,124	1,906	1,143	1,907

Shares – diluted basis	73,368	76,473	73,379	76,525

Note 15: Comprehensive Income

Comprehensive income includes all changes in equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income for the three and six months ended June 30, 2009 and 2008 consisted of the following:

(in Millions)	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income	$71.7	$88.2	$142.6	$185.0
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $4.5 and $8.6 and $1.4 and $2.0 for the three and six months ended June 30, 2009 and 2008, respectively	7.6	2.0	14.1	2.9
Foreign currency translation adjustment	30.8	(0.9)	6.4	20.1
Net deferral of hedging gains (losses) and other	5.0	12.1	7.5	13.8
Net realized actuarial gains/(losses) and prior service (cost) credits	(1.6)	(1.3)	(1.7)	(1.6)

Comprehensive income	113.5	100.1	168.9	220.2
Less: Comprehensive income attributable to the noncontrolling interest	2.6	3.7	4.1	6.9

Comprehensive income attributable to FMC stockholders	$110.9	$96.4	$164.8	$213.3

Note 16: Equity

As discussed in Note 2, we adopted the provision of SFAS No. 160 on January 1, 2009. The standard requires additional disclosures around equity, equity attributable to the parent, and equity attributable to noncontrolling interests. Refer to the below table for a reconciliation of these items:

	FMC’s Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in Millions, Except Par Value)
Balance December 31, 2008	$902.9	$63.5	$966.4
Net income	138.4	4.2	142.6
Stock compensation plans	7.9	—	7.9
Shares for benefit plan trust	(0.3)	—	(0.3)
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $8.6	14.1	—	14.1

Change in pension and post-retirement benefit plans, net of income tax benefit of $1.0	(1.7)	—	(1.7)

Net deferred gain (loss) on derivative contracts, net of income tax expense of $4.6	7.5	—	7.5

Foreign currency translation adjustments	6.5	(0.1)	6.4
Dividends ($0.125 per share)	(18.2)	—	(18.2)
Repurchase of common stock	(15.0)	—	(15.0)
Distributions to noncontrolling interests	—	(8.5)	(8.5)

Balance June 30, 2009	$1,042.1	$59.1	$1,101.2

Dividends and Share Repurchases

On July 16, 2009, we paid dividends aggregating $9.1 million to our shareholders of record as of June 30, 2009. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of June 30, 2009. For the six months ended June 30, 2009 and June 30, 2008, we paid $18.2 million and $15.8 million in dividends, respectively.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over a two-year period. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans. During the six months ended June 30, 2009, we repurchased 297,315 shares under the publicly announced repurchase program for $15 million.

Note 17: Pensions and Other Postretirement Benefits

The following table summarizes the components of net annual benefit cost (income) for the three and six months ended June 30, 2009 and 2008:

(in Millions)	Three months ended June 30,				Six months ended June 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
Components of net annual benefit cost:
Service cost	$4.5	$4.5	$0.1	$0.2	$8.9	$9.0	$0.2	$0.2
Interest cost	15.8	15.2	0.7	0.7	31.6	30.5	1.4	1.4
Expected return on plan assets	(18.8)	(19.4)	—	—	(37.6)	(39.0)	—	—
Amortization of prior service cost	0.2	0.3	(0.3)	(0.4)	0.4	0.6	(0.5)	(0.7)
Recognized net actuarial (gain) loss	1.2	0.7	(0.2)	(0.2)	2.4	1.4	(0.4)	(0.4)
Recognized loss due to settlement	0.5	—	—	—	0.5	—	—	—

Net periodic benefit cost from continuing operations	$3.4	$1.3	$0.3	$0.3	$6.2	$2.5	$0.7	$0.5

We made voluntary cash contributions to our U.S. defined benefit pension plan of $25 million in the six months ended June 30, 2009. We expect that our total voluntary cash contributions to the plan for 2009 will be approximately $75 million. In the second quarter of 2009, we closed out our obligations associated with our Canadian defined benefit plan through the purchase of an insurance annuity. This event resulted in a settlement charge of $0.5 million.

Note 18: Income Taxes

Income tax expense was $13.6 million resulting in an effective tax rate of 15.0% for the three months ended June 30, 2009 compared to expense of $42.5 million resulting in an effective tax rate of 30.7% for the three months ended June 30, 2008. The decrease in the effective tax rate was primarily a result of a reduction in our liability for unrecognized tax benefits of approximately $18 million as a result of settlements of audits and expiration of statute of limitations.

Income tax expense was $47.0 million resulting in an effective tax rate of 23.6% for the six months ended June 30, 2009 compared to expense of $84.7 million resulting in an effective tax rate of 29.8% for the six months ended June 30, 2008. The change in the effective tax rate is consistent with the change in the three months ended June 30, 2009 as discussed in the previous paragraph partially offset by a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S.

Note 19: Guarantees, Commitments, and Contingencies

We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

Guarantees and Other Commitments

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2009:

(in Millions)	June 30, 2009
Guarantees:
—FMC Technologies, Inc. performance guarantees	$0.8
—Guarantees of vendor financing	27.9
—Foreign equity method investment debt guarantees	8.1

Total	$36.8

We guarantee the performance by FMC Technologies, Inc. (“Technologies”) of a debt instrument outstanding in the principal amount of $0.8 million as of June 30, 2009 and December 31, 2008.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $27.9 million and $20.3 million at June 30, 2009 and December 31, 2008, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. As of June 30, 2009, these guarantees had maximum potential payments of $8.1 million, compared to $6.8 million at December 31, 2008.

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

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of restructuring and other charges (income). Since we are not required to make the payment during the appeal process, which may extend beyond one year, the liability has been classified as long-term in the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a rate, which as of June 30, 2009, was 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At June 30, 2009, the amount of the letter of credit was €28.2 million (U.S. $39.7 million).

In February 2005 putative direct and indirect purchaser class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the direct purchaser class in January 2007. On December 30, 2008, the Court of Appeals vacated the class certification order and remanded the case for further proceedings in the District Court. Shortly thereafter, FMC reached an agreement to settle with the direct purchaser class for $10 million, with a pro rata credit for opt outs. This amount was included as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. On July 14, 2009, the settlement was finally approved by the Court. No class member has objected to the settlement. The Court has also approved a settlement with Arkema and finally approved settlements with four of the six original defendant-groups, who collectively paid approximately $90 million. Seventeen companies (predominantly paper producers) have opted out of certain of the settlements with other defendants. Certain of the defendants in the class action have settled those opt out claims for undisclosed amounts. Ten companies (again predominantly paper producers) have opted out of the settlements with FMC and Arkema. An eleventh company is in bankruptcy and has sought an extension of the opt out deadline so that it may secure the necessary approvals to opt out. Nine of the ten remaining opt outs have filed suit against FMC and, in some cases, Foret. These cases have been assigned to the same judge as the class action, and the stay of these actions entered by the District Court during the class certification appeal remains in place. FMC has reached an agreement in principle to settle with two of the opt outs. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions against the six major hydrogen peroxide producers have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. A motion for class certification is pending. Four of the defendants have settled these claims for a total of approximately $20.5 million. FMC intends to defend these cases.

On January 19, 2009, the European Commission decided to initiate proceedings against FMC, its Netherlands subsidiary, and Foret, following an investigation of substantially all of the European producers of animal feed phosphates. Simultaneously with giving notice of this decision, the Commission invited FMC and its subsidiaries to engage in settlement discussions under a new Commission program designed to resolve such matters without the need for the full official process.

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

Note 20: Segment Information

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Agricultural Products	$252.4	$276.6	$513.8	$554.1
Specialty Chemicals	192.7	192.4	367.2	376.2
Industrial Chemicals	256.2	338.9	512.2	629.3
Eliminations	(1.0)	(1.3)	(2.4)	(2.8)

Total	$700.3	$806.6	$1,390.8	$1,556.8

Income (loss) from continuing operations before income taxes
Agricultural Products	$90.5	$84.4	$183.0	$167.4
Specialty Chemicals	40.5	41.5	78.6	81.0
Industrial Chemicals	13.5	45.3	36.3	80.8
Eliminations	0.1	—	(0.1)	(0.2)

Segment operating profit (1)	144.6	171.2	297.8	329.0
Corporate	(10.3)	(13.1)	(21.6)	(25.0)
Other income (expense), net	(9.2)	(4.4)	(12.8)	(7.4)

Operating profit before the items listed below	125.1	153.7	263.4	296.6
Interest expense, net	(6.5)	(8.3)	(13.5)	(17.0)
Restructuring and other income (charges) (2)	(30.1)	(10.7)	(52.6)	(2.4)
Purchase accounting inventory fair value impact (3)	(0.4)	—	(2.3)	—
Provision for income taxes	(13.6)	(42.5)	(47.0)	(84.7)
Discontinued operations, net of income taxes	(5.2)	(7.8)	(9.6)	(14.2)

Net income attributable to FMC stockholders	$69.3	$84.4	$138.4	$178.3

(1)	Results for all segments are net of noncontrolling interests of $2.4 million and $4.2 million in the three and six months ended June 30, 2009, respectively and $3.8 million and $6.7 million in the three and six months ended June 30, 2008, respectively. The majority of these noncontrolling interests pertain to our Industrial Chemicals segment.
(2)	See Note 10 for details of restructuring and other charges (income). Amounts in this line item for the three months ended June 30, 2009 related to Agricultural Products ($0.6 million), Industrial Chemicals ($15.1 million), Specialty Chemicals ($9.1 million) and Corporate ($5.3 million). Amounts in this line item for the three months ended June 30, 2008 related to Agricultural Products ($8.4 million), Industrial Chemicals ($1.2 million), and Corporate ($1.1 million).

Amounts in this line item for the six months ended June 30, 2009 related to Agricultural Products ($4.9 million), Industrial Chemicals ($25.3 million), Specialty Chemicals ($15.8 million) and Corporate ($6.6 million). Amounts in this line item for the six months ended June 30, 2008 related to Agricultural Products ($26.2 million), Industrial Chemicals ($0.6 million—gain), Specialty Chemicals ($0.3 million) and Corporate ($23.5 million—gain).

(3)	Charges related to amortization of the inventory fair value step-up resulting from the application of purchase accounting associated with the third quarter 2008 acquisition in our Specialty Chemicals segment and the first quarter 2009 acquisition in our Agricultural Products segment. On the condensed consolidated statements of income these charges are included in “Costs of sales and services” for the three and six months ended June 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We are a diversified, global chemical company providing innovative solutions, applications and market leading products to a wide variety of markets. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Our Agricultural Products segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides, and fungicides – with particular strength in insecticides and herbicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as pest control in non-agricultural markets. Specialty Chemicals consists of our BioPolymer and lithium businesses and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding, encapsulation and disintegrant applications, ultrapure biopolymers for medical devices and lithium specialties for pharmaceutical synthesis, specialty polymers and energy storage. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens and phosphorus chemicals.

Highlights For The Three And Six Months Ended June 30, 2009

Our revenue for the second quarter of 2009 decreased 13 percent and revenue for the six months ended June 30, 2009 decreased 11 percent compared to the prior year respective periods. Agricultural Products and Industrial Chemicals had revenue decreases for the three months ended June 30, 2009 of nine percent and 24 percent, respectively and revenue decreases for the six months ended June 30, 3009 of seven percent and 19 percent, respectively, compared to the prior year periods. Specialty Chemicals’ revenue remained flat for the three months ended June 30, 2009 and decreased two percent for the six months ended June 30, 2009 compared to prior year periods.

In the second quarter of 2009, Agricultural Products operating profit increased seven percent while Specialty Chemicals and Industrial Chemicals operating profits decreased two percent and 70 percent, respectively, compared to the prior year period. During the six months ended June 30, 2009, Agricultural Products operating profit increased nine percent while Specialty Chemicals and Industrial Chemicals operating profits decreased three percent and 55 percent, respectively, compared to the prior year period. Our segment results for the three and six months ended June 30, 2009 were impacted by the following:

•

Agricultural Products’ Segment operating profit increased as a result of higher selling prices, stronger performance in North America, favorable product and geographical mix, continued global supply chain improvements and lower selling, general and administrative expenses.

•

Specialty Chemicals’ Segment operating profit decreased as a result of lower lithium volumes, temporary plant curtailments taken to reduce inventories and unfavorable currency translation, which more than offset the favorable commercial performance and the benefits of productivity initiatives and acquisitions in BioPolymer.

•

Industrial Chemicals’ Segment operating profit decreased, driven by lower volumes and higher raw material costs, particularly phosphate rock, which more than offset favorable pricing across the segment.

Included in our net income were various restructuring and other income and charges which are described in more detail below under “Results of operations”. There was a significant increase in restructuring and other income and charges due to the Barcelona, Santa Clara and Bayport butyllithium facility shutdowns as well as the Alginates manufacturing realignment described below. Also impacting the change versus prior year was the absence of prior year gains related to the Princeton and Foret asset sales.

In June 2009, we made the decision to phase out operations of our Barcelona, Spain facility by March 2010. The facility is part of Foret which is included in our Industrial Chemicals segment. High costs at the Barcelona facility coupled with reduced demand for product manufactured at that site have made it uneconomical for FMC to continue operations at the Barcelona facility.

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

In February 2009, we acquired the CB Professional Products line of insect control products from Waterbury Companies, Inc. and in June 2009, we acquired the proprietary fungicide Benalaxyl from Isagro S.p.A. Both of these acquisitions are being integrated into our Agricultural Products Group and fit our strategic goal of offering an expanding product portfolio in focus market and geographic segments. The CB Professional Products provides a comprehensive set of solutions to pest management professionals primarily in the United States. Benalaxyl is a highly effective systematic fungicide with the majority of sales expected in the European Union and Latin America.

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

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue
Agricultural Products	$252.4	$276.6	$513.8	$554.1
Specialty Chemicals	192.7	192.4	367.2	376.2
Industrial Chemicals	256.2	338.9	512.2	629.3
Eliminations	(1.0)	(1.3)	(2.4)	(2.8)

Total	$700.3	$806.6	$1,390.8	$1,556.8

Income (loss) from continuing operations before income taxes
Agricultural Products	$90.5	$84.4	$183.0	$167.4
Specialty Chemicals	40.5	41.5	78.6	81.0
Industrial Chemicals	13.5	45.3	36.3	80.8
Eliminations	0.1	—	(0.1)	(0.2)

Segment operating profit (1)	144.6	171.2	297.8	329.0
Corporate	(10.3)	(13.1)	(21.6)	(25.0)
Other income (expense), net	(9.2)	(4.4)	(12.8)	(7.4)
Interest expense, net	(6.5)	(8.3)	(13.5)	(17.0)
Corporate special income (charges):
Restructuring and other income (charges)	(30.1)	(10.7)	(52.6)	(2.4)
Purchase accounting inventory fair value impact	(0.4)	—	(2.3)	—
Provision for income taxes	(13.6)	(42.5)	(47.0)	(84.7)
Discontinued operations, net of income taxes	(5.2)	(7.8)	(9.6)	(14.2)

Net income attributable to FMC stockholders	$69.3	$84.4	$138.4	$178.3

(1)	Results for all segments are net of noncontrolling interests of $2.4 million and $4.2 million in the three and six months ended June 30, 2009, respectively and $3.8 million and $6.7 million in the three and six months ended June 30, 2008, respectively. The majority of these noncontrolling interests pertain to our Industrial Chemicals segment.

The below chart, which is provided to assist readers of our financial statements, depicts certain after-tax charges (gains). These items are excluded by us in the measures we use to evaluate business performance and determine certain performance-based compensation. These after-tax items are discussed in detail within the “Other Results of Operations” section that follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income includes the following after-tax charges (gains):
Corporate special charges (income)	$20.4	$6.7	$37.1	$(2.4)
Discontinued operations	5.2	7.8	9.6	14.2
Tax adjustments	(14.3)	—	(15.2)	—

Three months ended June 30, 2009 compared to Three months ended June 30, 2008

In the discussion below, please refer to our chart on page 33 under “Overview”. All comparisons are between the periods unless otherwise noted.

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

Agricultural Products

(in Millions)	Three Months Ended June 30,		Increase/(Decrease)
	2009	2008	$	%
Revenue	$252.4	$276.6	$(24.2)	(9)%
Operating Profit	90.5	84.4	6.1	7

Sales of $252.4 million decreased nine percent versus the prior year quarter, as sales gains in North America were more than offset by lower sales in Europe and Asia as well as unfavorable currency impacts. North America crop sales increased six percent driven primarily by growth from new product introductions and price increases. Sales in Europe declined 30 percent due to unfavorable currency impacts and timing of sales due to market demands where some sales were advanced into the first quarter of this year as well as some delays into the third quarter. Sales in Asia declined 16 percent, as a result of generally lower sales across the region due to unfavorable weather and other market conditions and unfavorable currency, partially offset by price increases. Latin America sales were flat as growth in Brazil was offset by lower sales in Argentina due to poor weather conditions.

Operating profit of $90.5 million was seven percent higher than the year-ago quarter due to strong results in North America, favorable global supply chain performance and lower selling, general and administrative expense.

Specialty Chemicals

(in Millions)	Three Months Ended June 30,		Increase/(Decrease)
	2009	2008	$	%
Revenue	$192.7	$192.4	0.3	—
Operating Profit	40.5	41.5	(1.0)	(2)%

Revenue of $192.7 million was essentially level to the prior-year quarter. BioPolymer sales increased 11 percent on higher selling prices as well as the contribution of the alginates and food ingredients acquisitions, partially offset by unfavorable currency impacts. Lithium sales declined 26 percent on lower volumes on continued weak demand across the business while pricing remained stable.

Operating profit of $40.5 million decreased two percent versus the year ago quarter as favorable commercial performance and the benefits of productivity initiatives and acquisitions in BioPolymer were more than offset by lower lithium volumes, temporary plant curtailments taken to reduce inventories and unfavorable currency translation.

Industrial Chemicals

	Three Months Ended June 30,		Increase/ (Decrease)
(in Millions)	2009	2008	$	%
Revenue	$256.2	$338.9	$(82.7)	(24)%
Operating Profit	13.5	45.3	(31.8)	(70)%

Revenue of $256.2 million decreased 24 percent versus the prior-year quarter. Volume declines across the segment reduced revenues by 19 percent which was partially offset by a two percent net increase in pricing. Unfavorable currency translation and lower freight billings further reduced revenues by seven percent. In soda ash, higher prices were more than offset by lower volumes, particularly in Asian export markets due both to weak demand and aggressive Chinese exports. Our North American peroxygens business realized higher selling prices in both our hydrogen peroxide and specialty peroxygens businesses. Volumes declined primarily as a result of soft pulp and paper, polymer and oilfield services markets. Foret sales declined, due mainly to lower volumes and pricing for phosphates and unfavorable currency translation. Hydrogen peroxide volumes at Foret also declined as a result of soft pulp and paper market conditions.

Segment operating profit of $13.5 million decreased 70 percent versus the year ago quarter due to the lower volumes and higher raw material costs, particularly for phosphate rock, partially offset by net higher selling prices.

Weak market conditions in the segment led to decisions in the second quarter to close our silicates and sulfur derivatives facility in Barcelona (see Note 10) and to curtail production at our Granger, Wyoming soda ash facility.

Other Results of Operations

Corporate Expenses

We recorded charges of $10.3 million in the second quarter of 2009 compared to $13.1 million in second quarter of 2008. The decrease was primarily due to reduced incentive compensation expenses in the second quarter of 2009 compared to the same period in 2008. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.

Other income (expense), net

Other income (expense), net is comprised primarily of last-in, first-out (“LIFO”) inventory adjustments and pension expense. Other expense increased to $9.2 million in the second quarter of 2009 from $4.4 million in the same period of 2008. The increase was due primarily to higher charges related to our LIFO inventory reserves and higher pension expense. These charges were partially offset by the mark to market impact of our deferred compensation liability. Other income (expense), net is included as a component of the line item “Costs of sales and services” on our condensed consolidated statements of income.

Interest expense, net

Interest expense, net for the second quarter of 2009 was $6.5 million as compared to $8.3 million in the second quarter of 2008. The decrease was due to lower interest rates on the borrowings under our credit agreements as compared to the prior period.

Corporate special income (charges)

Restructuring and other charges (income) totaled $30.1 million in the second quarter of 2009. Charges (income) in this category for the quarter ended June 30, 2009 include the following:

•

A $12.5 million charge in our Industrial Chemicals segment due to our decision to phase out operations of our Barcelona, Spain facility. The charge consisted primarily of severance and employee benefits.

•

A $0.2 million charge in our Industrial Chemicals segment due to our decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico. The charge consisted of accelerated depreciation on fixed assets to be abandoned.

•

A $3.4 million charge in our Specialty Chemicals segment due to our decision to close our Bayport butyllithium facility located in Bayport, Texas. The charge consisted of accelerated depreciation on fixed assets to be abandoned.

•

A $3.5 million charge in our Specialty Chemicals segment due to the realignment of our BioPolymer alginates manufacturing operations. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $2.0 million, (ii) severance and employee benefits of $1.3 million and (iii) other shut down charges of $0.2 million.

•

A $0.5 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Baltimore, Maryland agricultural chemicals facility. The charge consisted of miscellaneous shutdown charges. We ceased production at this facility in the second quarter of 2008.

•	$3.0 million of severance costs due to other workforce restructurings, of which $2.2 million related to our Industrial Chemicals segment and $0.8 million related to our Specialty Chemicals segment.

•	Other asset abandonment charges of $1.2 million, primarily related to our Industrial Chemicals segment.

•	A $2.8 million Corporate charge relating to continuing environmental sites.

•	$3.0 million of other charges, primarily relating to settlements with state authorities for property claims and adjustments related to previously recorded restructuring reserves.

Restructuring and other charges (income) totaled $10.7 million in the second quarter of 2008 primarily as a result of charges of $5.8 million related to the phase-out of our Agricultural Products chemical facility in Baltimore, Maryland, and $2.6 million related to the phase-out of operations at our Jacksonville, Florida facility, both of which are in our Agricultural Products segment. Remaining charges in the second quarter of 2008 primarily included $0.9 million of severance costs due to other workforce restructurings and $0.3 million of other charges, primarily related to our Industrial Chemicals segment and $1.1 million of Corporate charges relating to continuing environmental sites.

Purchase accounting inventory fair value impact represents $0.4 million in charges related to amortization of the inventory fair value step-up resulting from the application of purchase accounting associated with the third quarter 2008 acquisition in our Specialty Chemicals segment and the first quarter 2009 acquisition in our Agricultural Products segment. On the condensed consolidated statements of income these charges are included in “Costs of sales and services” for the three months ended June 30, 2009.

Provision for income taxes

We recorded a provision of $13.6 million for the second quarter of 2009 compared to a provision of $42.5 million for the prior period resulting in effective tax rates of 15.0 percent and 30.7 percent, respectively. The decrease in the effective tax rate was primarily a result of a reduction in our liability for unrecognized tax benefits of approximately $18 million as a result of settlements of audits and expiration of statute of limitations.

Discontinued operations, net of income taxes

Discontinued operations, net of income taxes totaled a loss of $5.2 million for the three months ended June 30, 2009 compared to a loss of $7.8 million for the three months ended June 30, 2008. The loss for the three months ended June 30, 2009 primarily related to environmental charges to increase our reserve for operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations.

The loss for the three months ended June 30, 2008 is primarily the result of environmental charges associated with our Middleport site and charges for legal reserves and expenses related to discontinued operations.

Net income attributable to FMC stockholders

Net income attributable to FMC stockholders decreased to $69.3 million for the three months ended June 30, 2009 from $84.4 million for the three months ended June 30, 2008. The decrease was primarily due to lower Industrial Chemicals segment operating profit and significantly higher restructuring and other charges (income). Partially offsetting this was higher profits in our Agricultural Products segment, a reduction in interest expense and a lower effective tax rate.

Six months ended June 30, 2009 compared to Six months ended June 30, 2008

In the discussion below, please refer to our chart on page 33 under “Overview”. All comparisons are between the periods unless otherwise noted.

Segment Results

Agricultural Products

(in Millions)	Six Months Ended June 30,		Increase/(Decrease)
	2009	2008	$	%
Revenue	$513.8	$554.1	$(40.3)	(7)%
Operating Profit	183.0	167.4	15.6	9

Sales of $513.8 million decreased seven percent versus the prior year period, as sales gains in North America were more than offset by lower sales in Latin America, particularly Brazil, and unfavorable currency impacts in Europe and Asia. North America crop sales increased 15 percent driven primarily by strong herbicide sales, growth from new product introductions and price increases. Latin America sales declined approximately 15 percent primarily due to lower planted acres in cotton and reduced volumes to the sugar cane market driven by unfavorable market conditions. Sales in Asia declined 10 percent, as a result of unfavorable currency impacts as well as lower sales in Australia and Indonesia due to poor seasonal conditions, partially offset by price increases. Europe sales decreased 17 percent driven by the timing of sales and unfavorable currency impacts, partially offset by price increases.

Agricultural Products’ operating profit of $183.0 million was nine percent higher than the year-ago period as price increases, lower manufacturing costs and reductions in discretionary spending more than offset the margin impact of the sales decline.

In 2009, full-year revenue growth in the low-to-mid single digits is expected, driven by growth in the Americas and higher selling prices in most regions largely offset by unfavorable currency impacts. Full-year segment operating profit is expected to be up in the mid-to-high teens, reflecting higher selling prices, continued supply chain productivity improvements, lower raw material costs and lower selling, general and administrative expenses.

In our Agricultural Products segment, several products are undergoing re-registration in the U.S. and/or a comparable regulatory review by the European Union (“EU”) governmental authorities. In August 2006, the U.S. Environmental Protection Agency issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide. The IRED proposes cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses while maintaining tolerances for imported commodities (bananas, coffee, rice and sugarcane). The EPA reiterated its proposal in January 2008 with the issuance of a draft Notice of Intent to Cancel. In February 2008, the EPA convened a Scientific Advisory Panel meeting to evaluate scientific issues relevant to the draft Notice of Intent to Cancel carbofuran. At this meeting, the EPA and FMC presented their views on the relevant scientific assessments of carbofuran. Separately, the U.S. Department of Agriculture issued its comments on the draft cancellation notice, stating that carbofuran should continue to be registered. On July 24, 2008, the EPA published a proposal to revoke all carbofuran tolerances under the Federal Food Drug and Cosmetic Act in advance of any issuance of a final Notice of Intent to Cancel under the federal pesticide law. We responded to that notice, expressing our strong disagreement with the EPA’s proposal to revoke tolerances and our belief that carbofuran residues on food do not pose a threat to human health. In May 2009, the EPA published its final revocation of all carbofuran tolerances effective December 31, 2009. We have filed our objections to this revocation and have requested a hearing before an administrative law judge. Meanwhile, FMC can continue to sell carbofuran in the United States at this time. If no stay of the revocation deadline is granted, or if FMC does not prevail in promptly overturning the tolerance revocation, then virtually all U.S. sales of carbofuran are expected to end in 2009. FMC’s sales of carbofuran in the United States are not significant. The conclusion of any subsequent administrative hearing(s) might take as long as a year from the issuance of a final revocation order. We do not know the EPA’s timing on a final Notice of Intent to Cancel the carbofuran registration, though the EPA has said it intends to issue such notice after the tolerance revocation decision.

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

Also in the EU, two of our pyrethroid insecticide products, bifenthrin and zeta-cypermethrin, were considered this year for inclusion on the official list of EU-approved active ingredients. In January 2009, we were informed that the Standing Committee voted in favor of including zeta-cypermethrin on the official list. In March 2009 the Commission proposed not to include bifenthrin on the official list, but the Standing Committee rejected that proposal. The regulatory decision was referred to the EU Council of Ministers. In July 2009, the process concluded whereby the Commission’s non-inclusion proposal will now be implemented. The non-inclusion decision is expected to be published in November 2009 and we anticipate that FMC will have an additional six months to sell bifenthrin, and subsequently, in most countries, there will be 6-12 months for further sale and use. Accordingly, sales of bifenthrin will continue throughout 2009 and we anticipate only a modest impact in 2010. We will re-submit immediately for reconsideration upon publication of the official decision in November 2009 and thereby seek to minimize any interruption in sales.

We intend to defend vigorously all our products in the U.S., EU and other countries’ regulatory processes where FMC’s pesticide products will be reviewed in the ordinary course of regulatory programs during 2009 as part of the ongoing cycle of re-registration in countries around the world.

Specialty Chemicals

(in Millions)	Six Months Ended June 30,		Increase/(Decrease)
	2009	2008	$	%
Revenue	$367.2	$376.2	$(9.0)	(2)%
Operating Profit	78.6	81.0	(2.4)	(3)

Revenue in Specialty Chemicals was $367.2 million, a decrease of two percent versus the prior-year period. BioPolymer sales increased nine percent on higher selling prices as well as the contribution of the alginates and food ingredients acquisitions. This was more than offset by lithium’s sales decline of 29 percent on lower volumes across the business due to significantly weaker demand while pricing across the business remained stable.

Segment operating profit of $78.6 million decreased three percent versus the year ago period as the favorable commercial performance in BioPolymer and the benefits of productivity initiatives and acquisitions were more than offset by lower lithium volumes, temporary plant curtailments taken to reduce inventories and unfavorable currency translation.

In 2009, full-year revenue growth in the low single digits is expected, as higher volumes and improved pricing in BioPolymer are largely offset by lower lithium volumes. Full-year segment operating profit is expected to be up in the mid-single digits driven by strong BioPolymer results partially offset by lower lithium performance.

Industrial Chemicals

(in Millions)	Six Months Ended June 30,		Increase/(Decrease)
	2009	2008	$	%
Revenue	$512.2	$629.3	$(117.1)	(19)%
Operating Profit	36.3	80.8	(44.5)	(55)

Revenue in Industrial Chemicals was $512.2 million, a decrease of 19 percent versus the prior-year period. Volume declines across the segment reduced revenues by 20 percent which was partially offset by an eight percent increase in pricing. Unfavorable currency translation and freight billings further reduced revenues by five percent. In soda ash, both domestic and export selling prices benefited from higher 2009 contract levels while volumes were down relative to a year ago, particularly in the export markets. Our North American Peroxygens business realized higher selling prices in both our hydrogen peroxide and specialty peroxygens businesses. Volumes declined primarily as a result of soft pulp and paper, polymer and oilfield services markets. Foret revenues declined on lower volumes and unfavorable currency translation, partially offset by higher selling prices for phosphates

Segment operating profit of $36.3 million decreased 55 percent versus the year ago period as lower volumes and higher raw material costs, particularly for phosphate rock, more than offset the benefits of higher selling prices.

Due to weak markets in the segment, decisions were taken during the first half of 2009 to exit our peroxygens facility in Santa Clara, Mexico and our silicates and sulfur derivatives facility in Barcelona (see Note 10) and to curtail production at our Granger, Wyoming soda ash facility.

In 2009, full-year revenue is expected to be down approximately 20 percent as higher selling prices in most businesses are more than offset by lower volumes across the segment, reduced phosphate selling prices and unfavorable currency translation. Full-year segment operating profit is expected to be down 45—55 percent based on lower volumes across the segment.

Other Results of Operations

Corporate Expenses

We recorded charges of $21.6 million in the first six months of 2009 compared to $25.0 million in the first six months of 2008. This decrease was primarily due to reduced incentive compensation expense in the first half of 2009 compared to the same period in 2008. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.

Other income (expense), net

Other income (expense), net is comprised primarily of LIFO inventory adjustments and pension expense. Other expense increased to $12.8 million of expense in the first six months of 2009 from $7.4 million of expense in the same period of 2008. The increase was due primarily to higher charges related to our LIFO inventory reserves and higher pension expense. These charges were partially offset by the mark to market impact of our deferred compensation liability. Other income (expense), net is included as a component of the line item “Costs of sales and services” on our condensed consolidated statements of income.

Interest expense, net

Interest expense, net for the first six months of 2009 was $13.5 million as compared to $17.0 million in the first six months of 2008. The decrease was due to lower interest rates on the borrowings under our credit agreements as compared to the prior period.

Corporate special income (charges)

Restructuring and other charges (income) totaled $52.6 million in the six months ended June 30, 2009. Charges (income) in this category for the six months ended June 30, 2009 include the following:

•

A $12.5 million charge in our Industrial Chemicals segment due to our decision to phase out operations of our Barcelona, Spain facility. The charge consisted primarily of severance and employee benefits.

•

A $6.6 million charge in our Industrial Chemicals segment due to our decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $3.4 million, (ii) severance and employee benefits of $1.5 million and (iii) other shut down costs of approximately $1.7 million.

•

A $7.5 million charge in our Specialty Chemicals segment due to our decision to close our Bayport butyllithium facility located in Bayport, Texas. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $6.8 million, and (ii) severance and employee benefits of $0.7 million.

•

A $6.3 million charge in our Specialty Chemicals segment due to the realignment of our BioPolymer alginates manufacturing operations. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $3.3 million, (ii) severance and employee benefits of $2.8 million and (iii) other shut down charges of $0.2 million.

•	A $1.0 million charge related to our Agricultural Products segment acquiring further rights under a collaboration and license agreement with a third-party company.

•

A $1.3 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Baltimore, Maryland agricultural chemicals facility. The charge consisted of (i) demolition costs of $0.8 million and (ii) other shutdown costs of $0.5 million. We ceased production at this facility in the second quarter of 2008.

•	$4.6 million of severance costs due to other workforce restructurings, of which $3.8 million related to our Industrial Chemicals segment and $0.8 million related to our Specialty Chemicals segment.

•

Other asset abandonment charges of $5.1 million, of which $2.6 million related to our Agricultural Products segment, $1.4 million related to our Industrial Chemicals segment and $1.1 million related to our Specialty Chemicals segment.

•	A $4.0 million Corporate charge relating to continuing environmental sites.

•	$3.7 million of other charges, primarily relating to settlements with state authorities for property claims and adjustments related to previously recorded restructuring reserves.

Restructuring and other charges (income) totaled $2.4 million for the six months ended June 30, 2008. This amount included a $29.6 million gain related to the sale of the Princeton property and a gain of $3.6 million related to the sale of Foret’s sodium sulfate assets. Foret is part of our Industrial Chemicals segment. These gains were more than offset by restructuring charges of $21.6 million related to the phase-out of the Agricultural Products chemical facility in Baltimore, Maryland and $2.6 million related to the phase-out of operations at our Jacksonville, Florida facility, both of which are in our Agricultural Products segment. Remaining charges in the six months ended June 30, 2008 primarily included $4.0 million of severance costs due to other workforce restructurings, of which $1.8 million related to our Agricultural Products segment, $2.0 million related to our Industrial Chemicals segment and $0.2 million related to our Specialty Chemicals segment. Additionally, charges of $7.4 million were incurred primarily consisting of $6.0 million of Corporate charges related to continuing environmental sites and $1.4 million of other charges primarily related to our Industrial Chemicals segment.

Purchase accounting inventory fair value impact represents $2.3 million in charges related to amortization of the inventory fair value step-up resulting from the application of purchase accounting associated with the third quarter 2008 acquisition in our Specialty Chemicals segment and the first quarter 2009 acquisition in our Agricultural Products segment. On the condensed consolidated statements of income these charges are included in “Costs of sales and services” for the six months ended June 30, 2009.

Provision for income taxes

We recorded a provision of $47.0 million for the first six months of 2009 compared to a provision of $84.7 million for the prior period resulting in effective tax rates of 23.6 percent and 29.8 percent, respectively. The decrease in the effective tax rate was primarily a result of a reduction in our liability for unrecognized tax benefits of approximately $18 million as a result of settlements of audits and expiration of statute of limitations. This was offset by a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S.

Discontinued operations, net of income taxes

Discontinued operations, net of income taxes totaled a loss of $9.6 million for the six months ended June 30, 2009 compared to a loss of $14.2 million for the six months ended June 30, 2008. The loss for the six months ended June 30, 2009 primarily related to environmental charges to increase our reserve for operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations.

The loss for the six months ended June 30, 2008 is primarily the result of environmental charges associated with our Middleport site and charges for legal reserves and expenses related to discontinued operations.

Net income attributable to FMC stockholders

Net income attributable to FMC stockholders decreased to $138.4 million for the six months ended June 30, 2009 from $178.3 million for the six months ended June 30, 2008. The decrease was primarily due to lower Industrial Chemicals segment operating profit and significantly higher restructuring and other charges (income). Partially offsetting this was higher profits in our Agricultural Products segment, a reduction in interest expense and a lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2009 and December 31, 2008 were $67.0 million and $52.4 million, respectively. At June 30, 2009, we had total debt of $633.8 million as compared to $623.6 million at December 31, 2008. This included $561.2 million and $592.9 million of long-term debt (excluding current portions of $5.9 million and $2.1 million) at June 30, 2009 and December 31, 2008, respectively. Short-term debt, which consists solely of foreign borrowings, increased to $66.7 million at June 30, 2009 compared to $28.6 million at December 31, 2008.

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

There were no borrowings under the new facility at inception, and our prior credit agreement dated as of June 21, 2005 was terminated. Obligations under the prior credit agreement and related transaction costs, fees, and expenses for the new Agreement were paid with available cash. Loans under the facility bear interest at a floating rate, either a base rate as defined or the applicable euro currency rate for the relevant term plus an applicable margin. At June 30, 2009, the applicable euro currency margin was 0.35 percent, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At June 30, 2009, borrowing rates under our Domestic Credit Agreement ranged from 0.67 to 3.25 percent per annum.

We had $167.0 million of borrowings under our Domestic Credit Agreement at June 30, 2009 compared to $203.0 million of borrowings at December 31, 2008. Letters of credit outstanding under the Domestic Credit Agreement totaled $148.8 million and $151.5 million at June 30, 2009 and December 31, 2008, respectively. As such, available funds under the Domestic Credit Agreement were $284.2 million and $245.5 million at June 30, 2009 and December 31, 2008, respectively.

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

Loans under the European Credit Agreement bear interest at a euro currency base rate, which for loans denominated in euros is the Euro InterBank Offered Rate, and for loans denominated in dollars is London Interbank Offered Rate (“LIBOR”) in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the credit rating assigned to our senior unsecured debt. At June 30, 2009, the applicable margin was 0.35 percent and the applicable borrowing rate under the European Credit Agreement ranged from 1.13 to 2.05 percent per annum.

At June 30, 2009, we had $146.3 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to $157.2 million at December 31, 2008. Available funds under this facility were $163.2 million and $150.2 million at June 30, 2009 and December 31, 2008, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended June 30, 2009 was 1.2 which is below the maximum leverage 3.5. Our actual interest coverage for the four consecutive quarters ended June 30, 2009 was 20.2 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at June 30, 2009.

Statement of Cash Flows

Cash provided by operating activities was $173.9 million for six months ended June 30, 2009 compared to cash provided by operating activities of $138.4 million for the six months ended June 30, 2008. The increase in cash provided by operating activities in 2009 compared to 2008 reflects our adverse change in business conditions. Net income attributable to FMC stockholders declined by approximately $40 million. While business conditions did deteriorate in the first half of 2009 and revenues declined, our earnings remained relatively stable when excluding restructuring and other charges (income) which were favorably impacted in 2008 by the gain on sales of our research and development facility in Princeton and our sodium sulfate assets in Foret. The weaker business conditions have led to a reduction of our investment in working capital versus the prior period which in turn was the key driver for the increase in cash provided by operating activities. Lower revenues versus the prior year period led to a smaller increase in our receivables when compared to the corresponding period. Despite the significant deterioration in the global economy our receivables experience, both in terms of collections and on-time payments, has shown little deterioration period over period. Accounts payable decreased as we settled inventories purchased in the later part of 2008 and reduced future investments in inventories as we continue to work down current inventory levels.

Cash required by operating activities of discontinued operations was $20.1 million for the first six months of 2009 compared to cash required of $26.7 million for the first six months of 2008. This change was primarily due to decreased environmental spending as well as lower spending for legal proceedings associated with discontinued operations in the six months ended June 30, 2009.

Cash required by investing activities was $106.5 million for the six months ended June 30, 2009 compared to cash provided of $9.5 million for the six months ended June 30, 2008. The change was driven primarily by acquisitions in 2009 and the absence of proceeds from the sale of the properties and assets during the six months ended June 30, 2009 as compared to the same period in 2008.

Cash required by financing activities was $33.1 million for the six months ended June 30, 2009 compared to cash required of $75.3 million for the six months ended June 30, 2008. This change is due primarily to an increase in our short-term debt, a reduction in repurchases of stock, and a reduction in payments of long-term debt partially offset by higher repayments under our committed credit facilities.

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

Projected 2009 capital expenditures are expected to be approximately 10 percent lower than 2008 levels.

Projected 2009 spending includes approximately $35 million of net environmental remediation spending. This spending does not include expected spending of approximately $15 million in 2009 on capital projects relating to environmental control facilities. Also, we expect to spend approximately $25 million in 2009 for environmental compliance costs, which we will include as a component of costs of sales and services in our consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls above the foregoing projections.

During 2008, the world equity markets were down significantly, exemplified by the S&P 500 index in the U.S. being down 37 percent. Our U.S. qualified defined benefit pension plan (“U.S. Plan”) assets fell from $829.4 million at December 31, 2007 to $563.9 million at December 31, 2008. Our U.S. Plan assets comprise approximately 93 percent of our total plan assets with the difference representing plan assets related to foreign pension plans. We have reduced our expected return on our U.S. Plan assets from 8.75 percent in 2008 to 8.5 percent in 2009. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 9.51 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 2.75 percent, is between 8.75 percent and 10.75 percent for equities, and between 4.25 percent and 7.75 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumptions for the rate of return on assets. This lower expected return on plan assets, along with decreased assets and the amortization of actuarial losses primarily associated with the equity market decline in 2008 are estimated to increase our net periodic benefit costs by approximately $5.7 million during 2009 compared to 2008. Under The Pension Protection Act of 2006, we are not required to make a minimum level of funding into the

U.S. Plan during 2009, however, in order to reduce future funding volatility we intend to contribute $75 million in 2009 versus $30 million contributed in 2008 and 2007. We do not believe that the additional contribution will have a significant negative impact on our current and future liquidity needs. However a continuation of the volatility of interest rates and negative equity returns under current market conditions may require greater contributions to the Plan in the future. We made voluntary cash contributions to our U.S. defined benefit pension plan of $25 million in the six months ended June 30, 2009.

On July 16, 2009, we paid dividends aggregating $9.1 million to our shareholders of record as of June 30, 2009. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of June 30, 2009. For the six months ended June 30, 2009 and June 30, 2008, we paid $18.2 million and $15.8 million in dividends, respectively.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over a two-year period. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans. During the six months ended June 30, 2009, we repurchased 297,315 shares under the publicly announced repurchase program for $15 million.

Commitments

In 2001, we split FMC into separate chemical and machinery companies and we refer to the spun-off company, FMC Technologies, Inc. as “Technologies” throughout this Quarterly Report. We agreed to guarantee the performance by Technologies of a debt instrument (see Note 19 to the condensed consolidated financial statements in this Form 10-Q). These guaranteed obligations totaled $0.8 million as of June 30, 2009 and December 31, 2008.

We also guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. As of June 30, 2009 these guarantees had maximum potential payments of $8.1 million as compared to $6.8 million as of December 31, 2008.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $27.9 million and $20.3 million at June 30, 2009 and December 31, 2008, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”.

Short-term debt consisted of foreign credit lines at June 30, 2009 and December 31, 2008. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

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

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period

1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of restructuring and other charges (income). Since we are not required to make the payment during the appeal process, which may extend beyond one year, the liability has been classified as long-term in the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a rate, which as of June 30, 2009, was 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At June 30, 2009, the amount of the letter of credit was €28.2 million (U.S. $39.7 million).

In February 2005 putative direct and indirect purchaser class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the direct purchaser class in January 2007. On December 30, 2008, the Court of Appeals vacated the class certification order and remanded the case for further proceedings in the District Court. Shortly thereafter, FMC reached an agreement to settle with the direct purchaser class for $10 million, with a pro rata credit for opt outs. This amount was included as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. On July 14, 2009, the settlement was finally approved by the Court. No class member has objected to the settlement. The Court has also approved a settlement with Arkema and finally approved settlements with four of the six original defendant-groups, who collectively paid approximately $90 million. Seventeen companies (predominantly paper producers) have opted out of certain of the settlements with other defendants. Certain of the defendants in the class action have settled those opt out claims for undisclosed amounts. Ten companies (again predominantly paper producers) have opted out of the settlements with FMC and Arkema. An eleventh company is in bankruptcy and has sought an extension of the opt out deadline so that it may secure the necessary approvals to opt out. Nine of the ten remaining opt outs have filed suit against FMC and, in some cases, Foret. These cases have been assigned to the same judge as the class action, and the stay of these actions entered by the District Court during the class certification appeal remains in place. FMC has reached an agreement in principle to settle with two of the opt outs. Most of the state court cases have been dismissed, although some remain in California. In addition, putative class actions against the six major hydrogen peroxide producers have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. A motion for class certification is pending. Four of the defendants have settled these claims for a total of approximately $20.5 million. FMC intends to defend these cases.

On January 19, 2009, the European Commission decided to initiate proceedings against FMC, its Netherlands subsidiary, and Foret, following an investigation of substantially all of the European producers of animal feed phosphates. Simultaneously with giving notice of this decision, the Commission invited FMC and its subsidiaries to engage in settlement discussions under a new Commission program designed to resolve such matters without the need for the full official process.

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

At June 30, 2009, our net financial instrument position was a net liability of $21.7 million compared to a net liability of $39.9 million at December 31, 2008. The change in the net financial instrument position was due to lower unrealized losses in both our foreign exchange and commodity portfolios.

Commodity Price Risk

Energy costs are approximately 13 percent of our cost of sales and services and are well balanced among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2009 and December 31, 2008, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease in the net liability position of $5.1 million at June 30, 2009 and a decrease in the net liability position of $7.6 million at December 31, 2008. A 10 percent decrease in energy market prices would result in an increase in the net liability position of $5.1 million at June 30, 2009 and an increase in the net liability position of $7.6 million at December 31, 2008.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2009 and December 31, 2008, with all other variables (including interest rates) held constant. A 10 percent strengthening of the hedged currencies versus our functional currencies would result in an increase of the net liability position of $15.0 and $10.9 million at June 30, 2009, and December 31, 2008, respectively. A 10 percent weakening of the hedged currencies versus our functional currencies would result in a decrease of the net liability position of $13.6 and $11.8 million at June 30, 2009, and December 31, 2008, respectively. As a result, the net liability positions at June 30, 2009 would become a net asset position.

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements. As of June 30, 2009 and December 31, 2008, we had no agreements in place.

Our debt portfolio, at June 30, 2009, is composed of 33 percent fixed-rate debt and 67 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Domestic and European Credit Agreements, variable-rate industrial and pollution control revenue bonds, and foreign bank borrowings. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate instruments in our debt portfolio at June 30, 2009, a one percentage point increase or decrease in interest rates then in effect would have increased or decreased interest expense for the first six months of the year by $2.1 million.

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

(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of June 30, 2009, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

August 5, 2009

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments in the material legal proceedings from the information reported in Part I, Item 3 of our 2008 10-K.

Item 1A.	RISK FACTORS

There have been no material changes to the risk factors reported in Part I, Item 1A of our 2008 10-K.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased	Total Dollars Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
Q1 2009	26,844	$43.51	—	—	$224,808,309
April 1-30, 2009	—	—	—	—	224,808,309
May 1-31, 2009	194,500	49.98	194,500	9,720,685	215,087,624
June 1-30, 2009	102,815	51.35	102,815	5,279,296	209,808,328
Q2 2009	297,315	50.45	297,315	14,999,981	209,808,328

Total 2009	324,159	49.88	297,315	14,999,981	209,808,328

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over a two-year period. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans. During the six months ended June 30, 2009, we repurchased 297,315 shares under the publicly announced repurchase program for $15 million.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our annual meeting of shareholders on April 28, 2009 (the “Annual Meeting”).

(b)	At the Annual Meeting, Patricia A. Buffler, G. Peter D’Aloia, C. Scott Greer, Paul J. Norris and Dirk A. Kempthorne were each duly nominated for, and elected by the shareholders to our Board of Directors (the “Board”). These individuals will serve on our Board along with, Edward J. Mooney, Enrique J. Sosa, Vincent R. Volpe, Jr., Robert C. Pallash and William G. Walter, each of whose terms continued after the Annual Meeting. The number of votes cast for, against and abstained with respect to, each nominee is set forth below:

	For	Against	Abstain	Broker Non- Votes
Patricia A. Buffler	66,301,833	1,921,823	37,072	—
G. Peter D’Aloia	67,011,647	1,203,444	45,636	—
C. Scott Greer	66,471,860	1,748,842	40,026	—
Paul J. Norris	64,030,947	4,172,719	57,061	—
Dirk A. Kempthorne	67,350,459	866,586	43,683	—

(c)	At the Annual Meeting, the shareholders also voted on the ratification of the Audit Committee’s approval for the continuing service of KPMG LLP as the company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 as follows:

Votes
For:	66,622,733
Against:	1,565,332
Abstain:	72,662
Broker Non-Votes:	—

ITEM 6.	EXHIBITS

Exhibits
12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION

(Registrant)

By:	/s/ W. KIM FOSTER
W. Kim Foster Senior Vice President and Chief Financial Officer

Date: August 5, 2009

INDEX OF EXHIBITS FILED WITH THE

FORM 10-Q OF FMC CORPORATION

FOR THE QUARTER ENDED JUNE 30, 2009

Exhibit No.	Exhibit Description
12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File