Form 10-Q
period 2009-09-30
FMC CORP
filed 2009-11-04
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT).    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at September 30, 2009
Common Stock, par value $0.10 per share	72,300,117

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions, Except Per Share Data)	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenue	$713.3	$820.8	$2,104.1	$2,377.6

Costs and Expenses
Costs of sales and services	510.0	580.8	1,441.2	1,616.4
Selling, general and administrative expenses	79.8	81.9	234.6	255.6
Research and development expenses	23.2	23.4	64.2	68.2
Restructuring and other charges (income)	32.3	15.6	84.9	18.0

Total costs and expenses	645.3	701.7	1,824.9	1,958.2

Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net, and income taxes	68.0	119.1	279.2	419.4
Equity in (earnings) loss of affiliates	(0.9)	(2.3)	(2.4)	(2.9)
Interest expense, net	6.2	7.5	19.7	24.5

Income from continuing operations before income taxes	62.7	113.9	261.9	397.8
Provision (benefit) for income taxes	27.2	23.3	74.2	108.0

Income from continuing operations	35.5	90.6	187.7	289.8
Discontinued operations, net of income taxes	(6.1)	(5.9)	(15.7)	(20.1)

Net income	29.4	84.7	172.0	269.7

Less: Net income attributable to noncontrolling interests	1.4	4.7	5.6	11.4

Net income attributable to FMC stockholders	$28.0	$80.0	$166.4	$258.3

Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$34.1	$85.9	$182.1	$278.4
Discontinued operations, net of income taxes	(6.1)	(5.9)	(15.7)	(20.1)

Net income	$28.0	$80.0	$166.4	$258.3

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.47	$1.15	$2.52	$3.72
Discontinued operations	(0.08)	(0.08)	(0.22)	(0.27)

Net income	$0.39	$1.07	$2.30	$3.45

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.46	$1.13	$2.48	$3.65
Discontinued operations	(0.08)	(0.08)	(0.21)	(0.26)

Net income	$0.38	$1.05	$2.27	$3.39

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$59.9	$52.4
Trade receivables, net of allowance of $23.6 at September 30, 2009 and $16.3 at December 31, 2008	715.4	687.7
Inventories	380.6	380.8
Prepaid and other current assets	145.2	135.0
Deferred income taxes	134.0	176.9

Total current assets	1,435.1	1,432.8
Investments	22.2	20.6
Property, plant and equipment, net	948.8	939.2
Goodwill	212.8	197.0
Other assets	204.8	160.7
Deferred income taxes	221.8	243.6

Total assets	$3,045.5	$2,993.9

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$69.8	$28.6
Current portion of long-term debt	1.9	2.1
Accounts payable, trade and other	262.5	372.3
Accrued and other liabilities	372.6	301.0
Guarantees of vendor financing	44.2	20.3
Accrued pensions and other postretirement benefits, current	10.2	10.2
Income taxes	4.0	24.6

Total current liabilities	765.2	759.1
Long-term debt, less current portion	541.9	592.9
Accrued pension and other postretirement benefits, long-term	286.7	366.1
Environmental liabilities, continuing and discontinued	150.5	158.8
Reserve for discontinued operations	48.5	37.5
Other long-term liabilities	131.0	113.1
Commitments and contingent liabilities (Note 19)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2009 or 2008	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2009 and 2008; 92,991,896 issued shares at September 30, 2009 and December 31, 2008	9.3	9.3
Capital in excess of par value of common stock	390.7	395.5
Retained earnings	1,664.2	1,524.7
Accumulated other comprehensive income (loss)	(227.3)	(276.1)
Treasury stock, common, at cost: 20,691,779 shares at September 30, 2009 and 20,481,937 shares at December 31, 2008	(767.5)	(750.5)

Total FMC stockholders’ equity	1,069.4	902.9

Noncontrolling interests	52.3	63.5

Total equity	1,121.7	966.4

Total liabilities and equity	$3,045.5	$2,993.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in Millions)	2009	2008
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income attributable to FMC stockholders	$166.4	$258.3
Discontinued operations	15.7	20.1

Income from continuing operations	$182.1	$278.4
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	93.5	94.3
Equity in (earnings) loss of affiliates	(2.4)	(2.9)
Restructuring and other charges (income)	84.9	18.0
Deferred income taxes	73.9	88.9
Net income attributable to noncontrolling interests	5.6	11.4
Other	35.4	12.3
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(25.0)	(128.3)
Guarantees of vendor financing	24.0	(8.6)
Inventories	(3.9)	(50.1)
Other current assets and other assets	(3.2)	(31.1)
Accounts payable	(103.2)	40.0
Accrued and other current liabilities and other liabilities	58.1	51.7
Income taxes	(20.7)	9.9
Accrued pension and other postretirement benefits, net	(86.1)	(42.7)
Environmental spending, continuing, net of recoveries	(8.6)	(9.8)
Restructuring and other spending	(30.1)	(14.2)

Cash provided (required) by operating activities	274.3	317.2

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(17.1)	(24.2)
Payments of other discontinued reserves	(14.0)	(13.6)

Cash provided (required) by operating activities of discontinued operations	(31.1)	(37.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Nine Months Ended September 30,
(in Millions)	2009	2008
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(106.8)	$(125.9)
Proceeds from disposal of property, plant and equipment	3.1	3.5
Proceeds from sale of Princeton property	—	59.4
Proceeds from sale of sodium sulfate assets	3.9	16.7
Acquisitions, net of cash acquired	(34.3)	(89.8)
Other investing activities	(7.1)	(5.2)

Cash provided (required) by investing activities	(141.2)	(141.3)

Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	(81.3)	126.0
Increase (decrease) in other short-term debt	34.5	(12.5)
Proceeds from borrowings of long-term debt	21.4	—
Repayments of long-term debt	—	(77.7)
Distributions to noncontrolling interests	(13.4)	(12.5)
Issuances of common stock, net	6.0	12.8
Dividends paid	(27.3)	(25.1)
Repurchases of common stock	(36.4)	(126.6)

Cash provided (required) by financing activities	(96.5)	(115.6)

Effect of exchange rate changes on cash and cash equivalents	2.0	(3.0)

Increase (decrease) in cash and cash equivalents	7.5	19.5
Cash and cash equivalents, beginning of period	52.4	75.5

Cash and cash equivalents, end of period	$59.9	$95.0

Supplemental disclosure of cash flow information: Cash paid for interest was $13.2 million and $28.9 million, and income taxes paid, net of refunds were $13.4 million and $12.9 million for the nine months ended September 30, 2009 and 2008, respectively.

See Note 8 regarding non-cash activity related to the Princeton lease.

See Note 16 regarding quarterly cash dividend.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the nine months ended September 30, 2009 and 2008, and our financial position as of September 30, 2009. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 and the related condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, and condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. We have evaluated all subsequent events for recognition or disclosure through November 4, 2009, the date of filing of this 10-Q.

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

Note 2: Recently Issued and Adopted Accounting Pronouncements

New accounting guidance

The FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB. The Codification was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. This guidance did not change GAAP therefore it did not have an impact on our consolidated financial statements. References within this note and throughout our financial statements to authoritative guidance issued by the FASB are in reference to the codification.

Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued authoritative guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The literature requires additional disclosure regarding how investment allocation decisions are made, more information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. We are required to adopt this guidance beginning with our 2009 Form 10-K. We are currently in the process of evaluating the effect that this guidance will have on the disclosures in our consolidated financial statements.

Variable Interest Entities

In June 2009, the FASB amended guidance regarding the consolidation of variable interest entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. An entity has to determine whether it should consolidate an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. We are required to adopt this guidance starting in 2010. Early adoption of this guidance is prohibited. We are currently in the process of evaluating the effect that this guidance will have on our consolidated financial statements.

Accounting for Transfers of Financial Assets

In June 2009, the FASB amended its guidance on accounting for transfers of financial assets. This amended literature will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

some risk to the assets. This guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and requires sellers of the assets to make additional disclosures. We are required to adopt this guidance starting in 2010. Early adoption is prohibited and we are currently in the process of evaluating the effect that this literature will have on our consolidated financial statements.

Recently adopted accounting guidance in 2009

Subsequent Events

In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted this guidance for our June 30, 2009 Form 10-Q. Other than disclosure, the implementation of this guidance did not have an impact on our condensed consolidated financial statements.

Business Combinations

In December 2007, the FASB issued authoritative guidance on the accounting for business combinations. Under the new guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. In April 2009, the FASB issued additional literature on the accounting for business combinations. This literature addresses issues related to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted both of these pieces of authoritative guidance on January 1, 2009. There was no impact to our condensed consolidated financial statements upon adoption of this literature. All acquisitions, subsequent to January 1, 2009, have and will be accounted for under this new guidance.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued authoritative guidance on noncontrolling interests in consolidated financial statements. This guidance applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. This new literature changes the accounting and reporting for minority interests, which has been recharacterized as noncontrolling interests and classified as a component of equity. Additionally, the literature provides guidance on the treatment of net income attributable to noncontrolling interests and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. We adopted this guidance on January 1, 2009 via retrospective application of the presentation and disclosure requirements. Other than the new presentation and disclosure requirements, there was no impact to our condensed consolidated financial statements upon adoption of this guidance.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities. This guidance applies to the disclosure requirements for all derivative instruments and hedged items. This literature amends and expands the disclosure requirements of derivative and hedging accounting guidance, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about the credit risk related contingent features in derivative agreements. Pursuant to the transition provisions of this literature, we adopted this guidance on January 1, 2009 and presented the required disclosures in the prescribed format on a prospective basis. Other than new disclosure, there was no impact to our condensed consolidated financial statements upon adoption. See Note 5 for adoption of this guidance.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB issued authoritative guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance requires non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities and, therefore, included in the earnings allocation in computing earnings per share under the two-class method. We adopted this literature on January 1, 2009 and all previously reported earnings per share data was adjusted retrospectively to conform with the requirements of the guidance. Our restricted stock awards granted to employees and directors are considered participating securities as they receive non-forfeitable dividends at the same rate as common stock. The implementation of this guidance decreased our previously reported basic earnings per share by approximately $0.01 and $0.03 for the three and nine months ended September 30, 2008, respectively, and had no impact on our previously reported diluted earnings per share. See Note 14 for adoption of this guidance.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Fair Value Reporting for Non-Financial Assets and Non-Financial Liabilities

In February 2008, the FASB delayed its effective date by one year related to the fair value reporting requirements for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted these requirements for non-financial assets and liabilities on January 1, 2009. See Note 6 for adoption of this guidance. Other than new disclosure, there was no impact to our condensed consolidated financial statements upon adoption of this guidance.

Equity Method Investment Accounting Considerations

In September 2008, the FASB issued authoritative guidance with respect to equity method investment accounting considerations. The consensus requires an equity-method investor to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor. The investor is also required to perform an overall other-than-temporary impairment test of its investment. We adopted this guidance on January 1, 2009. There was no impact to our condensed consolidated financial statements upon adoption.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued authoritative guidance with respect to accounting for defensive intangible assets. The guidance applies to acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold the asset to prevent others from obtaining access to the asset (a defensive intangible asset). These assets should be accounted for as separate identifiable defensive intangible assets and should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to that asset. We adopted this guidance on January 1, 2009. There was no impact to our condensed consolidated financial statements upon adoption.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued authoritative guidance on interim disclosures about fair value of financial instruments. This literature requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This literature also requires those disclosures in summarized financial information at interim reporting periods. We adopted this literature for our June 30, 2009 Form 10-Q. Other than new disclosure, there was no impact to our condensed consolidated financial statements upon adoption. See Note 5 for adoption of this guidance.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

In September 2008, we acquired shares and assets comprising the food ingredients business of the CoLiving Group. The acquisition is intended to enhance our position in supplying specialty hydrocolloid products and services to the rapidly growing food ingredients market in China. The results of operations of the CoLiving business have been included in the Specialty Chemicals segment since the acquisition date of September 29, 2008.

The following table presents the final purchase price allocation of our Specialty Chemical segment acquisitions described above:

(in Millions)
Current Assets (primarily inventory)	$45.4
Property, Plant & Equipment	16.2
Intangible Assets (primarily customer relationships)	17.4
Goodwill	31.1
Deferred Tax Asset	12.2

Total Assets Acquired	$122.3
Current Liabilities	22.2
Long-Term Liabilities (primarily deferred tax liability)	3.0

Net Assets	$97.1

As of the acquisition dates, we began to assess and formulate plans to restructure the acquired entities. These activities are accounted for in accordance with the accounting guidance related to recognition of liabilities in connection with a purchase business combination. The estimated costs have been recognized as liabilities in the purchase price allocations above. Refer to Note 10 for a rollforward of the restructuring activities related to the Alginates operations.

The acquired intangible assets that are subject to amortization, primarily customer relationships, have a weighted average useful life of 20 years. The $31.1 million of goodwill, most of which is deductible for income tax purposes, is included in our Specialty Chemicals segment.

Pro forma revenue, had the acquisitions of ISP and CoLiving occurred on January 1, 2008, would have been $836.9 million and $2,439.7 million for the three and nine months ended September 30, 2008, respectively. This information is based on historical results of operations, and, in our opinion, is not necessarily indicative of the results that would have been achieved had we operated the entities acquired since such dates. Pro forma net income and earnings per share information related to these acquisitions are not presented because the impact of these acquisitions on these measures in our condensed consolidated statements of income is not significant.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 4: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2009 are presented in the table below:

(in Millions)	Agricultural Products	Specialty Chemicals	Industrial Chemicals	Total
Balance, December 31, 2008	$2.7	$193.7	$0.6	$197.0
Acquisitions	0.1	—	—	0.1
Purchase Price Allocation Adjustments (See Note 3)	—	8.4	—	8.4
Foreign Currency Adjustments	—	7.3	—	7.3

Balance, September 30, 2009	$2.8	$209.4	$0.6	$212.8

Acquisitions for the nine months ended September 30, 2009 relate to the CB Professional Products acquisition described in Note 3.

Our indefinite life intangible assets totaled $2.4 million at September 30, 2009. We did not have any indefinite life intangible assets at December 31, 2008. The indefinite life intangible assets consist of trade names acquired as part of the CB Professional Products acquisition in our Agricultural Products segment as discussed in Note 3.

Our definite life intangible assets totaled $54.2 million and $25.9 million at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, these definite life intangibles were allocated among our business segments as follows: $35.9 million in Agricultural Products, $17.3 million in Specialty Chemicals and $1.0 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, customer relationships, access and registration rights, industry licenses, developed formulations and other intangibles and are included in “Other assets” in the condensed consolidated balance sheets. The increase in definite life intangibles during the nine months ended September 2009 was due to the intangible assets acquired in connection with the acquisitions described in Note 3. Amortization was not significant in the periods presented.

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

The estimated fair value of the financial instruments in the above chart is based on estimated fair value amounts that have been determined using available market information and appropriate valuation methods. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and energy forward and option contracts which is equivalent to their carrying amounts are included in the below tables under the “Accounting for Derivative Instruments and Hedging Activities” section. The estimated fair value of debt is $608.9 million and $566.0 million and the carrying amount is $613.6 million and $623.6 million as of September 30, 2009 and December 31, 2008, respectively.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements to achieve a targeted mix of fixed and variable-rate debt. In the agreements, we exchange, at specified intervals, the difference between fixed and variable-interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2009 and December 31, 2008, we have no such swap agreements in place.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

As of September 30, 2009, we had open foreign currency forward contracts in AOCI in a net loss position of $2.6 million, before-tax, designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 2010. The net loss from the foreign currency hedges included in AOCI at September 30, 2009 was $1.6 million after-tax. At September 30, 2009, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $178 million.

As of September 30, 2009, we had current open commodity contracts in AOCI in a net loss position of $4.7 million, before-tax, designated as cash flow hedges of underlying forecasted purchases, primarily natural gas. Current open commodity contracts hedge forecasted transactions until December 2010. The net loss from the open commodity contracts included in AOCI at September 30, 2009 was $3.0 million after-tax. At September 30, 2009, we had 8.1 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.

Of the $4.6 million of net losses after-tax, representing both open foreign currency exchange contracts and open commodity contracts, approximately $5.1 million of net losses would be realized in earnings during the twelve months ending September 30, 2010 if spot rates in the future are consistent with forward rates as of September 30, 2009. Approximately $0.6 million of net gains would be realized at various times, subsequent to September 30, 2010. The actual effect on earnings will be dependent on actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

Derivatives Not Designated As Hedging Instruments

We hold certain forward contracts that have not been designated as cash flow hedging instruments for accounting purposes. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as cash flow hedging instruments, and changes in the fair value of these items are recorded in earnings. We also hold a put option that is effective as an economic hedge of a portion of our natural gas exposure and the change in fair value of this instrument is also recorded in earnings.

We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $249 million at September 30, 2009. We hold a natural gas option instrument with a notional amount of approximately 0.8 million mmBTUs at September 30, 2009.

The following table provides the fair value and balance sheet presentation of our derivative instruments as of September 30, 2009.

(in Millions)
	September 30, 2009
	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid and other current assets	$1.0
Commodity contracts	Prepaid and other current assets	4.8

Total Derivative Assets		5.8

Foreign exchange contracts	Accrued and other liabilities	(3.6)
Commodity contracts	Accrued and other liabilities	(9.7)

Total Derivative Liabilities		(13.3)

Net Derivative Assets/(Liabilities)		$(7.5)

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Prepaid and other current assets	$0.1
Commodity contracts	Prepaid and other current assets	0.2

Total Derivative Assets		0.3

Foreign exchange contracts	Accrued and other liabilities	(5.9)
Commodity contracts	Accrued and other liabilities	—

Total Derivative Liabilities		(5.9)

Net Derivative Assets/(Liabilities)		$(5.6)

The information included in the above chart is also presented in our fair value table included in Note 6.

The following tables provide the impact of derivative instruments and related hedged items on the condensed consolidated statements of income for the three and nine months ended September 30, 2009.

Derivatives in Cash Flow Hedging Relationships

	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
(in Millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Foreign exchange contracts	$0.6	$15.0	$(1.5)	$(7.1)	$—	$—
Commodity contracts	5.1	11.7	(8.1)	(24.4)	—	(0.6)

Total	$5.7	$26.7	$(9.6)	$(31.5)	$—	$(0.6)

(a)	Amounts are included in “Cost of sales and services” on the condensed consolidated statements of income.

Derivatives Not Designated as Hedging Instruments

(in Millions)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Foreign Exchange contracts	Cost of Sales and Services	$(8.6)	$(31.2)
Commodity contracts	Cost of Sales and Services	0.2	(0.5)

Total		$(8.4)	$(31.7)

Note 6: Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Market participants are defined as buyers or sellers in the principle or most advantageous market for the asset or liability that are independent of the reporting entity, knowledgeable and able and willing to transact for the asset or liability.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Fair Value Hierarchy

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in our condensed consolidated balance sheets as of September 30, 2009.

(in Millions)	9/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$0.3	$0.3	$—	$—
Derivatives – Energy (2)	5.0	—	5.0	—
Derivatives – Foreign Exchange (2)	1.1	—	1.1	—
Other (3)	21.1	21.1	—	—

Total Assets	$27.5	$21.4	$6.1	$—

Liabilities
Derivatives – Energy (4)	$9.7	$—	$9.7	$—
Derivatives – Foreign Exchange (4)	9.5	—	9.5	—
Other (5)	30.4	30.4	—	—

Total Liabilities	$49.6	$30.4	$19.2	$—

(1)	Amounts included in “Investments” in the condensed consolidated balance sheets.
(2)	Amounts included in “Prepaid and other current assets” in the condensed consolidated balance sheets
(3)	Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the condensed consolidated balance sheets.
(4)	Amounts included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(5)	Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the condensed consolidated balance sheets.

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our condensed consolidated balance sheets as of September 30, 2009.

(in Millions)	9/30/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Three Months Ended September 30, 2009)	Total Gains (Losses) (Nine Months Ended September 30, 2009)
Assets
Long-lived assets to be abandoned (1)	$—	$—	$—	$—	$(8.7)	$(22.1)
Assets acquired through acquisitions (2)	33.9	—	1.5	32.4	—	—

Total Assets	$33.9	$—	$1.5	$32.4	$(8.7)	$(22.1)

Liabilities
Asset retirement obligations (3)	$12.2	$—	$—	$12.2	$—	$—
Liabilities associated with acquisitions (2)	1.0	—	—	1.0	—	—
Liabilities associated with exit activities (4)	23.3	—	23.3	—	(2.4)	(17.0)

Total Liabilities	$36.5	$—	$23.3	$13.2	$(2.4)	$(17.0)

(1)	We initiated multiple facility phase-outs during the nine months ended September 30, 2009 - primarily the Barcelona facility, the Santa Clara facility and the Bayport butyllithium facility. In connection with the phase-outs, we recorded charges to write down the value of the related long-lived assets to be abandoned to their fair value of zero as the long-lived assets have no future use and are anticipated to be demolished. The loss noted in the above table represents the accelerated depreciation of these assets recorded during the period. The remaining accelerated depreciation of $16.1 million to adjust the assets to the fair value of zero will be recognized as the phase-outs are completed in 2009 and 2010. See Note 10 for additional details of the charges incurred during the nine months ended September 30, 2009.
(2)	As part of the acquisitions in our Agricultural Products segment as discussed in Note 3, we are required to recognize the assets acquired, liabilities assumed and contingent consideration at their fair values on the acquisition date. The level 3 assets identified above represent various acquired intangible assets that were valued using various forms of the income valuation approach. The valuation inputs included an estimate of future cash flows and discount rates based on the internal rate of return and the weighted average rate of return. The level 3 liabilities identified above represent the fair value of contingent consideration incurred as part of the acquisition.
(3)	In connection with the facility phase-outs during the nine months ended September 30, 2009 - primarily the Barcelona facility, the Santa Clara facility and the Bayport butyllithium facility - we accelerated the estimated settlement dates associated with the asset retirement obligations at these facilities and as a result recorded an increase to these obligations in the amount of $12.2 million. We estimated the fair value of the asset retirement obligations based on engineering estimates provided by experienced engineers who have dealt with the retirement of and disposal of contaminated equipment, instruments and hazardous chemicals. The associated asset retirement obligations are capitalized as part of the carrying amount of related long-lived assets and this capitalized cost is depreciated on an accelerated basis over the remaining phase-out period of the expected facility operation.
(4)	In connection with the facility phase-outs noted above, we recorded liabilities in the amount of $23.3 million related to severance costs and contract termination fees. See Note 10 for additional details of the charges incurred during the nine months ended September 30, 2009. See also Note 3 for liabilities recorded as part of the purchase price allocation related to the Specialty Chemicals segment.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 7: Inventories

Inventories consisted of the following:

	September 30, 2009	December 31, 2008
	(in Millions)
Finished goods and work in process	$230.6	$249.7
Raw materials	150.0	131.1

Net inventory	$380.6	$380.8

Note 8: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2009	December 31, 2008
	(in Millions)
Property, plant and equipment	$2,698.8	$2,641.5
Accumulated depreciation	1,750.0	1,702.3

Property, plant and equipment, net	$948.8	$939.2

In August 2008, we entered into an agreement with Princeton South Development, LLC to lease our new R&D facility in Ewing Township, NJ. The facility is being developed, owned, and operated by a non–affiliated company. We are required to be treated, for accounting purposes only, as the “owner” of the Princeton facility. At September 30, 2009, the cost of the asset representing the building shell is included in property, plant and equipment in the amount of $7.8 million, with an offset to “Other long-term liabilities” on the condensed consolidated balance sheets. We also invested approximately $30 million in this asset primarily representing building improvements and machinery and equipment and these items are also included in our property, plant and equipment balance.

Note 9: Asset Retirement Obligations

As of September 30, 2009, the balance of our asset retirement obligations was $16.2 million. This amount increased approximately $8.5 million from December 31, 2008 primarily due to the revised estimates of the timing of settlement of asset retirement obligation liabilities associated with our decision to shut down our Barcelona, Bayport butyllithium and Santa Clara facilities, partially offset by payments against the reserve. A more complete description of our policy related to asset retirement obligations can be found in Note 9 to our 2008 consolidated financial statements on our 2008 Form 10-K.

Note 10: Restructuring and other charges (income)

Three and Nine Months Ended September 30, 2009

Princeton Property Sale

On March 18, 2008, we completed the sale of our 158-acre Princeton research center to the Princeton HealthCare System. As part of the sale, we entered into a sale-leaseback under which certain of the buildings sold to the Princeton HealthCare System were leased back to us for a maximum period up to approximately three years. The leaseback was accounted for as an operating lease and the present value of the lease payments was deferred as part of the gain on sale. At the time of sale, we recorded a deferred gain on sale in the amount of $6.7 million. This amount was being recognized as a reduction of rent expense over the term of the lease. During the third quarter of 2009, we moved into our new R&D facility, as discussed in Note 8, and as a result we exited our leases with the Princeton HealthCare System. This event resulted in a net gain of $2.3 million since the amounts we deferred as part of the gain on sale assumed a longer lease period.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Sodium Sulfate Assets Sale

In February 2008, we completed the sale of Foret’s non-cogeneration sodium sulfate assets. Foret is part of our Industrial Chemicals segment. We did not complete the sale of the sodium sulfate co-generation facility at the time we sold the other sodium sulfate assets. In the third quarter of 2009, we completed the sale of this asset for a gain of $1.0 million. Refer to the sodium sulfate assets sale discussion below under the heading “Three and Nine Months Ended September 30, 2008” for further information.

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

We recorded charges totaling $5.5 million during the three months ended September 30, 2009 which primarily consisted of accelerated depreciation on fixed assets to be abandoned of approximately $7.7 million offset by a $2.2 million benefit due to a reduction in our estimated severance and employee benefits for the shutdown that had been accrued in the second quarter of 2009.

We recorded charges totaling $18.0 million during the nine months ended September 30, 2009 which consisted of (i) severance and employee benefits of $10.3 million and (ii) accelerated depreciation on fixed assets to be abandoned of approximately $7.7 million.

Santa Clara Shutdown

In March 2009, we made the decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico, which is part of our Industrial Chemicals segment. The decision to shut down the Santa Clara operations was made in an effort to maximize cost savings and improve efficiencies.

We recorded charges totaling $6.6 million during the nine months ended September 30, 2009 which consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $3.4 million, (ii) severance and employee benefits of $1.5 million, and (iii) other shut down costs of approximately $1.7 million.

Bayport Butyllithium Shutdown

In March 2009, we made the decision to close our Bayport butyllithium facility located in Bayport, Texas. The Bayport butyllithium facility is part of our Lithium division which is included in our Specialty Chemicals segment. Our decision is consistent with our ongoing strategy to be globally competitive and focus on products consistent with market demands.

We recorded charges totaling $0.1 million during the three months ended September 30, 2009 which related to accelerated depreciation on fixed assets to be abandoned.

We recorded charges totaling $7.6 million during the nine months ended September 30, 2009 which consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $6.9 million and (ii) severance and employee benefits of $0.7 million.

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

We recorded charges related to the pre-existing operations totaling $3.6 million during the three months ended September 30, 2009 which consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $3.2 million and (ii) severance and employee benefits of $0.4 million.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

We recorded charges related to the pre-existing operations totaling $9.9 million during the nine months ended September 30, 2009 which consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $6.5 million, (ii) severance and employee benefits of $3.2 million and (iii) other shut down charges of $0.2 million.

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

During the three months ended September 30, 2009, we recorded charges totaling $0.2 million which consisted of demolition costs.

We recorded charges totaling $1.5 million during the nine months ended September 30, 2009 which consisted of (i) demolition costs of $1.0 million and (ii) other shutdown costs of $0.5 million.

Feed Phosphates Regulatory Matter

During the three and nine months ended September 30, 2009, we recorded an approximate charge of $21 million in connection with the resolution of a regulatory matter in our Industrial Chemicals Segment. Refer to Note 19 for further details.

Collaboration and License Agreement

In the third quarter of 2007, our Agricultural Products segment entered into a collaboration and license agreement with another third-party company for the purpose of obtaining certain technology and intellectual property rights. During the first and third quarters of 2009, we extended our rights under this agreement. We have recorded amounts of $1.0 million and $2.0 million as a charge for the three and nine months ended September 30, 2009, respectively.

Other Items

In addition to the Barcelona, Santa Clara, Bayport, Alginates and the Baltimore phase out restructurings described above, we engaged in certain other restructuring activities during the three and nine months ended September 30, 2009 which resulted in severance and asset abandonment charges. We expect these restructuring charges to improve our global competitiveness through improved cost efficiencies.

Restructuring and other charges (income) for the three months ended September 30, 2009 included $7.1 million of severance costs due to workforce restructurings, of which $5.8 million related to our Industrial Chemicals segment and $1.3 million related to our Specialty Chemicals segment. We also recorded $1.6 million of asset abandonment charges, of which $1.1 million related to our Industrial Chemicals segment and $0.5 million related to our Specialty Chemicals segment. Asset abandonment charges were determined based upon our decision and related analysis to abandon these assets before the end of their previously estimated lives. Remaining restructuring and other charges (income) for the three months ended September 30, 2009 included a net $4.9 million gain, primarily representing recoveries partially offset by charges related to continuing environmental sites as a Corporate item and a charge of $0.4 million related to adjustments related to previously recorded restructuring reserves primarily in our Industrial Chemicals segment.

Restructuring and other charges (income) for the nine months ended September 30, 2009 included $11.6 million of severance costs due to workforce restructurings, of which $9.5 million related to our Industrial Chemicals segment and $2.1 million related to our Specialty Chemicals segment. We also recorded $6.8 million of asset abandonment charges, of which $2.6 million related to our Agricultural Products segment, $2.6 million related to our Industrial Chemicals segment and $1.6 million related to our Specialty Chemicals segment. Remaining restructuring and other charges (income) for the nine months ended September 30, 2009 included a net $0.9 million gain representing recoveries mostly offset by charges related to continuing environmental sites as a Corporate item and $4.1 million of other charges primarily represented settlements with state authorities for property claims and adjustments related to previously recorded restructuring reserves.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2008

Princeton Property Sale

On March 18, 2008, we completed the sale of our 158-acre Princeton research center to the Princeton HealthCare System. Gross proceeds from the sale were $62.5 million and net proceeds after offsets, commissions and fees totaled approximately $60 million. The gain on the sale was $29.6 million and is included in “Restructuring and other charges (income)” in the condensed consolidated statements of income for the nine months ended September 30, 2008. The gain on sale was reduced by a sale-leaseback deferral. See discussion above under the heading “Three and Nine Months Ended September 30, 2009” for further details.

Sodium Sulfate Assets Sale

In February 2008, we completed the sale of Foret’s non-cogeneration sodium sulfate assets. Foret is part of our Industrial Chemicals segment. We recognized a gain on sale of these assets of $3.6 million which is included in “Restructuring and other charges (income)” in the condensed consolidated statements of income for the nine months ended September 30, 2008. Net proceeds from the transaction were $16.7 million.

We did not complete the sale of the sodium sulfate co-generation facility at the time we sold the other sodium sulfate assets noted above. We completed the sale of this asset in the third quarter of 2009.

Baltimore Phase Out

We recorded charges totaling $0.6 million during the three months ended September 30, 2008. These charges consisted primarily of severance and employee benefits.

We recorded charges totaling $22.2 million during the nine months ended September 30, 2008. These charges consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $19.6 million, (ii) severance and employee benefits of $1.3 million, and (iii) other shut down charges of $1.3 million.

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

Collaboration and License Agreement

In the third quarter of 2007, our Agricultural Products segment entered into a collaboration and license agreement with another third-party company for the purpose of obtaining certain technology and intellectual property rights. During the third quarter of 2008, we extended our rights under this agreement. We have recorded amounts of $1.0 million as a charge for the three and nine months ended September 30, 2008.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Other Items

In addition to the Baltimore and Jacksonville phase out restructurings described above, we initiated certain other restructuring activities within all three of our segments during the three and nine months ended September 30, 2008 which resulted in severance and asset abandonment charges. We expect these restructuring charges to improve our global competitiveness through improved cost efficiencies.

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

Rollforward of Restructuring Reserves

The following table shows a rollforward of restructuring reserves and the related spending and other changes:

(in Millions)	Barcelona Facility Shutdown	Santa Clara Facility Shutdown	Bayport Butyllithium Facility Shutdown	Alginates Restructuring	Baltimore and Jacksonville Facility Shutdowns	Other Workforce Related and Facility Shutdowns (1)	Total
Balance at 12/31/08	$—	$—	$—	$3.0	$3.4	$2.1	$8.5
Increase in reserves (2)	10.3	3.2	0.7	6.8	1.1	11.9	34.0
Cash payments	—	(1.6)	(0.3)	(1.2)	(3.2)	(9.5)	(15.8)

Balance at 9/30/09 (3)	$10.3	$1.6	$0.4	$8.6	$1.3	$4.5	$26.7

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.
(2)	Primarily severance costs. The impairment and accelerated depreciation charges noted above impacted our property, plant and equipment balances and are not included in the above tables. Additionally, in 2009, the charge associated with the resolution of a regulatory matter, the charges associated with the Collaboration and License Agreement and charges associated with continuing environmental sites are not included in the above table. See Note 13 for rollforward activity associated with environmental obligations.
(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the Condensed Consolidated Balance Sheets.

Note 11: Debt

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	September 30, 2009	December 31, 2008
Short-term debt	$69.8	$28.6
Current portion of long-term debt	1.9	2.1

Total debt maturing within one year	$71.7	$30.7

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Short-term debt consisted of foreign credit lines at September 30, 2009 and December 31, 2008. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Long-term debt:

Long-term debt consists of the following:

	September 30, 2009
(in Millions)	Interest Rate Percentage	Maturity Date	9/30/2009	12/31/2008
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	0.4-7.1%	2009-2035	$200.4	$189.4
Debentures (less unamortized discounts of $0.1 million and $0.1 million, respectively)	7.8%	2011	45.4	45.4
European credit agreement	0.8-2.1%	2010	159.9	157.2
Domestic credit agreement	0.6-3.3%	2012	127.0	203.0
Foreign debt	0.0-9.0%	2010-2013	11.1	—

Total debt			543.8	595.0

Less: debt maturing within one year			1.9	2.1

Total long-term debt			$541.9	$592.9

At September 30, 2009, we had $159.9 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to $157.2 million at December 31, 2008. Available funds under this facility were $161.4 million and $150.2 million at September 30, 2009 and December 31, 2008, respectively.

We had $127.0 million of borrowings under our Domestic Credit Agreement at September 30, 2009 compared to $203.0 million of borrowings at December 31, 2008. Letters of credit outstanding under the Domestic Credit Agreement totaled $152.9 million and $151.5 million at September 30, 2009 and December 31, 2008, respectively. As such, available funds under the Domestic Credit Agreement were $320.1 million and $245.5 million at September 30, 2009 and December 31, 2008, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended September 30, 2009 was 1.2 which is below the maximum leverage 3.5. Our actual interest coverage for the four consecutive quarters ended September 30, 2009 was 20.4 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at September 30, 2009.

Note 12: Discontinued Operations

Our results of discontinued operations comprised the following:

	Three months ended September 30,		Nine months ended September 30,
(in Millions)	2009	2008	2009	2008
Income/(Expense)
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax expense of $0.1 million and $0.4 million for the three and nine months ended September 30, 2009 and $0.1 million and $0.2 million for the three and nine months ended September 30, 2008, respectively)	$0.2	$0.2	$0.9	$0.5

Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations (net of income tax benefit of $3.9 million and $10.2 million for the three and nine months ended September 30, 2009 and $3.8 million and $12.7 million for the three and nine months ended September 30, 2008, respectively)	(6.3)	(6.1)	(16.6)	(20.6)

Discontinued operations, net of income taxes	$(6.1)	$(5.9)	$(15.7)	$(20.1)

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

2009

During the three and nine months ended September 30, 2009, we recorded a $10.2 million ($6.3 million after-tax) charge and a $26.8 million ($16.6 million after-tax) charge, respectively, to discontinued operations related to environmental issues and legal reserves and expenses. Environmental recoveries of $2.9 million ($1.8 million after-tax) for the three months ended September 30, 2009, related primarily to recoveries related to our Front Royal site offset by a provision increase for operating and maintenance activities. Environmental charges of $1.9 million ($1.1 million after-tax) for the nine months ended September 30, 2009, related primarily to a provision increase for operating and maintenance activities partially offset by recoveries. We also recorded increases to legal reserves and expenses in the amount of $13.1 million ($8.1 million after-tax) and $24.9 million ($15.5 million after-tax) for the three and nine months ended September 30, 2009, respectively.

At September 30, 2009 and December 31, 2008, substantially all other discontinued operations reserves recorded on our condensed consolidated balance sheets were related to other post-retirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings associated with operations discontinued between 1976 and 2001.

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

Note 13: Environmental Obligations

We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $182.7 million and $194.2 million, excluding recoveries, have been provided at September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009 and December 31, 2008, expected recoveries were $58.1 million and $47.7 million, respectively, relating to existing contractual arrangements with U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” balance totaling $19.0 million and $21.5 million at September 30, 2009 and December 31, 2008, respectively, or as “Other assets” totaling $39.1 million and $26.2 million at both September 30, 2009 and December 31, 2008, respectively, in the condensed consolidated balance sheets. Cash recoveries recorded as realized claims against third parties were $6.8 million in the first nine months of 2009. Total cash recoveries recorded for the year ended December 31, 2008 were $5.6 million.

The long-term portion of environmental reserves, net of recoveries, totaling $150.5 million and $158.8 million at September 30, 2009 and December 31, 2008, respectively, is included in “Environmental liabilities, continuing and discontinued”. The short-term portion of continuing obligations is recorded as “Accrued and other liabilities”.

We have estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by approximately $80 million at September 30, 2009. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. However, we believe any such liability arising from potential environmental obligations is not likely to have a materially adverse effect on our liquidity or financial condition and may be satisfied over the next twenty years or longer.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2008 to September 30, 2009:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2008	$172.7

Provision	16.7
Spending, net of recoveries	(25.7)

Net Change	(9.0)

Total environmental reserves, net of recoveries at September 30, 2009	$163.7

Environmental reserves, current, net of recoveries (1)	13.2
Environmental reserves, long-term continuing and discontinued, net of recoveries	150.5

Total environmental reserves, net of recoveries at September 30, 2009	$163.7

(1)	“Current” includes only those reserves related to continuing operations.

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 12 to our 2008 consolidated financial statements in our 2008 Form 10-K.

Note 14: Earnings Per Share

Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 279,615 potential common shares excluded from Diluted EPS for the three and nine months ended September 30, 2009. There were no potential common shares excluded from Diluted EPS for the three and nine months ended September 30, 2008.

As discussed in Note 2, we adopted the new guidance related to determining whether instruments granted in share-based payment transactions are participating securities on January 1, 2009. Our non-vested restricted stock awards contain rights to receive nonforfeitable dividends, and thus, are participating securities requiring the two-class method of computing EPS. The two-class method determines EPS by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In calculating the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Three months Ended September 30,		Nine months Ended September 30,
(in Millions Except Share and Per Share Data)	2009	2008	2009	2008

Earnings attributable to FMC stockholders:
Income from continuing operations attributable to FMC stockholders	$34.1	$85.9	$182.1	$278.4
Discontinued operations, net of income taxes	(6.1)	(5.9)	(15.7)	(20.1)

Net income	$28.0	$80.0	$166.4	$258.3
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.2)	(0.5)	(0.8)	(1.3)

Net income allocable to common stockholders	$27.8	$79.5	$165.6	$257.0

Basic earnings per common share attributable to FMC stockholders
Continuing operations	$0.47	$1.15	$2.52	$3.72
Discontinued operations	(0.08)	(0.08)	(0.22)	(0.27)

Net income	$0.39	$1.07	$2.30	$3.45

Diluted earnings per common share attributable to FMC stockholders
Continuing operations	$0.46	$1.13	$2.48	$3.65
Discontinued operations	(0.08)	(0.08)	(0.21)	(0.26)

Net income	$0.38	$1.05	$2.27	$3.39

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	72,065	74,197	72,177	74,458
Weighted average additional shares assuming conversion of potential common shares	1,080	1,817	1,139	1,859

Shares – diluted basis	73,145	76,014	73,316	76,317

Note 15: Comprehensive Income

Comprehensive income includes all changes in equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income for the three and nine months ended September 30, 2009 and 2008 consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(in Millions)	2009	2008	2009	2008
Net income	$29.4	$84.7	$172.0	$269.7
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $4.9 and $13.5 and $3.2 and $5.2 for the three and nine months ended September 30, 2009 and 2008, respectively	7.2	5.0	21.3	7.9
Foreign currency translation adjustment	16.5	(49.0)	22.9	(28.9)
Net deferral of hedging gains (losses) and other	(0.3)	(31.2)	7.2	(17.4)
Net realized pension and other benefit actuarial gains/(losses) and prior service (cost) credits	(1.1)	(0.1)	(2.8)	(1.7)

Comprehensive income	51.7	9.4	220.6	229.6
Less: Comprehensive income attributable to the noncontrolling interest	1.3	5.2	5.4	12.1

Comprehensive income attributable to FMC stockholders	$50.4	$4.2	$215.2	$217.5

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 16: Equity

As discussed in Note 2, we adopted the guidance on noncontrolling interests in consolidated financial statements on January 1, 2009. The standard requires additional disclosures around equity, equity attributable to the parent, and equity attributable to noncontrolling interests. Refer to the below table for a reconciliation of these items:

	FMC’s Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in Millions, Except Par Value)
Balance December 31, 2008	$902.9	$63.5	$966.4
Net income	166.4	5.6	172.0
Stock compensation plans	13.7	—	13.7
Shares for benefit plan trust	(0.5)	—	(0.5)
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $13.5	21.3	—	21.3

Change in pension and post-retirement benefit plans, net of income tax benefit of $1.7	(2.8)	—	(2.8)

Net deferred gain (loss) on derivative contracts, net of income tax expense of $4.4	7.2	—	7.2

Acquisition of noncontrolling interest (1)	0.4	(3.2)	(2.8)
Foreign currency translation adjustments	23.1	(0.2)	22.9
Dividends ($0.125 per share)	(27.3)	—	(27.3)
Repurchase of common stock	(35.0)	—	(35.0)
Distributions to noncontrolling interests	—	(13.4)	(13.4)

Balance September 30, 2009	$1,069.4	$52.3	$1,121.7

(1)	In the third quarter of 2009, we purchased the remaining noncontrolling interests in certain electricity cogeneration facilities in Foret which is part of our Industrial Chemicals segment.

Dividends and Share Repurchases

On October 15, 2009, we paid dividends aggregating $9.1 million to our shareholders of record as of September 30, 2009. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of September 30, 2009. For the nine months ended September 30, 2009 and September 30, 2008, we paid $27.3 million and $25.1 million in dividends, respectively.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over a two-year period. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans. During the nine months ended September 30, 2009, we repurchased 684,681 shares under the publicly announced repurchase program for $35 million.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 17: Pensions and Other Postretirement Benefits

The following table summarizes the components of net annual benefit cost (income) for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,				Nine months ended September 30,
	Pensions		Other Benefits		Pensions		Other Benefits
(in Millions)	2009	2008	2009	2008	2009	2008	2009	2008
Components of net annual benefit cost:
Service cost	$3.5	$4.7	$—	$—	$12.4	$13.7	$0.1	$0.2
Interest cost	16.5	15.8	0.5	0.6	48.1	46.3	2.0	2.0
Expected return on plan assets	(18.3)	(19.6)	—	—	(55.9)	(58.6)	—	—
Amortization of transition assets	(0.1)	(0.1)	—	—	(0.1)	(0.1)	—	—
Amortization of prior service cost	0.2	0.2	(0.2)	(0.3)	0.6	0.8	(0.7)	(1.0)
Recognized net actuarial (gain) loss	1.9	0.9	(0.3)	(0.2)	4.3	2.3	(0.7)	(0.6)
Recognized loss due to settlement	—	—	—	—	0.5	—	—	—

Net periodic benefit cost from continuing operations	$3.7	$1.9	$—	$0.1	$9.9	$4.4	$0.7	$0.6

We made voluntary cash contributions to our U.S. defined benefit pension plan of $75 million in the nine months ended September 30, 2009 which we expect to be our total voluntary cash contributions to the plan for 2009. In the second quarter of 2009, we closed out our obligations associated with our Canadian defined benefit pension plan through the purchase of an insurance annuity. This event resulted in a settlement charge of $0.5 million.

Note 18: Income Taxes

Income tax expense was $27.2 million resulting in an effective tax rate of 43.4 percent for the three months ended September 30, 2009 compared to expense of $23.3 million resulting in an effective tax rate of 20.5 percent for the three months ended September 30, 2008. The increase in the effective tax rate was primarily a result of a change in the mix of domestic income compared to income earned outside of the U.S. and a charge in 2009 related to the resolution of a regulatory matter in our Industrial Chemicals segment that is nondeductible for tax purposes. The change in the rate was also the result of a $10.4 million benefit in 2008 to adjust our reserve for unrecognized tax benefits due to favorable conclusions of tax audits.

Income tax expense was $74.2 million resulting in an effective tax rate of 28.3 percent for the nine months ended September 30, 2009 compared to expense of $108.0 million resulting in an effective tax rate of 27.1 percent for the nine months ended September 30, 2008. The change in the effective tax rate was a result of a change in the mix of domestic income compared to income earned outside of the U.S. and a charge in 2009 related to the resolution of a regulatory matter in our Industrial Chemicals segment that is nondeductible for tax purposes. This was offset by a reduction in our liability in 2009 for unrecognized tax benefits of approximately $18 million as a result of settlements of audits and expiration of statute of limitations and a $10.4 million benefit in 2008 to adjust our reserve for unrecognized tax benefits due to favorable conclusions of tax audits.

Note 19: Guarantees, Commitments, and Contingencies

We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Guarantees and Other Commitments

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at September 30, 2009:

(in Millions)	September 30, 2009
Guarantees:
- FMC Technologies, Inc. performance guarantees	$0.8
- Guarantees of vendor financing	44.2
- Foreign equity method investment debt guarantees	8.5

Total	$53.5

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $44.2 million and $20.3 million at September 30, 2009 and December 31, 2008, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. As of September 30, 2009, these guarantees had maximum potential payments of $8.5 million, compared to $6.8 million at December 31, 2008.

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

We guarantee the performance by Technologies of a debt instrument outstanding in the principal amount of $0.8 million as of September 30, 2009 and December 31, 2008.

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of restructuring and other charges (income). Since we are not required to make the payment during the appeal process, which may extend beyond one year, the liability has been classified as long-term in the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a rate, which as of September 30, 2009, was 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At September 30, 2009, the amount of the letter of credit was €29.3 million (U.S. $42.8 million).

In February 2005 putative direct and indirect purchaser class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the direct purchaser class in January 2007. On December 30, 2008, the Court of Appeals vacated the class certification order and remanded the case for further proceedings in the District Court. Shortly thereafter, FMC reached an agreement to settle with the direct purchaser class for $10 million, with a pro rata credit for opt outs. This amount was included as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. On July 14, 2009, the settlement received final approval by the Court. No appeal has been taken and the appeal period has expired. The Court has also approved a settlement with Arkema and finally approved settlements with four of the six original defendant-groups, who collectively paid approximately $90 million. Seventeen companies (predominantly paper producers) have opted out of certain of the settlements with other defendants. Certain of the defendants in the class action have settled those opt out claims for undisclosed amounts. Ten companies (again predominantly paper producers) have opted out of the settlements with FMC and Arkema. Eight of the ten remaining opt outs have filed suit against FMC and, in some cases, Foret. These cases have been assigned to the same judge as the class action, and the stay of these actions entered by the District Court during the class certification appeal remains in place. FMC has reached an agreement in principle to settle with two of the opt outs. Another individual opt out case was dismissed following the bankrupt opt out’s decision to participate in the class settlement. Most of the state court cases have been dismissed, although some remain in California. There has been no activity in the indirect purchaser class action but one indirect purchaser filed a claim in federal court in Kansas which has been transferred to the Eastern District of Pennsylvania and assigned to the same judge overseeing other hydrogen peroxide litigation. FMC has moved to dismiss this complaint on statute of limitations grounds. The motion is pending. In addition, putative class actions against the six major hydrogen peroxide producers have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. Four of the defendants have settled these claims for a total of approximately $20.5 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide. FMC intends to appeal the class certification decision and to defend these cases.

On January 19, 2009, the European Commission decided to initiate proceedings against FMC, its Netherlands subsidiary, and Foret, following an investigation of the European producers of animal feed phosphates. FMC is cooperating with the European Commission in the investigation and has recorded a charge of $21 million reflecting our best estimation of the expense that is likely to be incurred in connection with the resolution of this matter. This charge has been reflected as a component of “Restructuring and other charges (income)” in our condensed consolidated statements of income for the three and nine months ended September 30, 2009. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of September 30, 2009.

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

Note 20: Segment Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2009	2008	2009	2008
Revenue
Agricultural Products	$268.3	$263.8	$782.1	$817.9
Specialty Chemicals	191.7	198.0	558.9	574.2
Industrial Chemicals	254.4	359.6	766.6	988.9
Eliminations	(1.1)	(0.6)	(3.5)	(3.4)

Total	$713.3	$820.8	$2,104.1	$2,377.6

Income (loss) from continuing operations
Agricultural Products	$59.2	$44.1	$242.2	$211.5
Specialty Chemicals	40.9	35.9	119.5	116.9
Industrial Chemicals	20.7	67.3	57.0	148.1
Eliminations	—	0.2	(0.1)	(0.1)

Segment operating profit (1)	120.8	147.5	418.6	476.4
Corporate	(10.3)	(12.5)	(31.9)	(37.4)
Other income (expense), net	(8.3)	(1.7)	(21.1)	(9.1)

Operating profit before the items listed below	102.2	133.3	365.6	429.9
Interest expense, net	(6.2)	(7.5)	(19.7)	(24.5)
Restructuring and other income (charges) (2)	(32.3)	(15.6)	(84.9)	(18.0)
Purchase accounting inventory fair value impact and other related inventory adjustments (3)	(2.4)	(1.0)	(4.7)	(1.0)
Provision for income taxes	(27.2)	(23.3)	(74.2)	(108.0)
Discontinued operations, net of income taxes	(6.1)	(5.9)	(15.7)	(20.1)

Net income attributable to FMC stockholders	$28.0	$80.0	$166.4	$258.3

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(1)	Results for all segments are net of noncontrolling interests of $1.4 million and $5.6 million in the three and nine months ended September 30, 2009, respectively and $4.7 million and $11.4 million in the three and nine months ended September 30, 2008, respectively. The majority of these noncontrolling interests pertain to our Industrial Chemicals segment.
(2)	See Note 10 for details of restructuring and other charges (income). Amounts in this line item for the three months ended September 30, 2009 related to Agricultural Products ($1.2 million), Industrial Chemicals ($32.8 million), Specialty Chemicals ($5.5 million) and Corporate ($7.2 million-gain). Amounts in this line item for the three months ended September 30, 2008 related to Agricultural Products ($6.1 million), Industrial Chemicals ($1.6 million), Specialty Chemicals ($3.6 million) and Corporate ($4.3 million).

Amounts in this line item for the nine months ended September 30, 2009 related to Agricultural Products ($6.1 million), Industrial Chemicals ($58.1 million), Specialty Chemicals ($21.3 million) and Corporate ($0.6 million - gain). Amounts in this line item for the nine months ended September 30, 2008 related to Agricultural Products ($32.3 million), Industrial Chemicals ($1.0 million), Specialty Chemicals ($3.9 million) and Corporate ($19.2 million-gain).

(3)	Charges related to amortization of the inventory fair value step-up resulting from the application of purchase accounting associated with the third quarter 2008 acquisition in our Specialty Chemicals segment and the first quarter 2009 acquisition in our Agricultural Products segment. In 2009, we also recorded inventory adjustments related to the third quarter 2008 acquisition in our Specialty Chemicals segment and subsequent alginates business restructuring. On the condensed consolidated statements of income, these charges are included in “Costs of sales and services” for the three and nine months ended September 30, 2009 and 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note 2 to our condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

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

2009 Highlights

Our businesses this year have each been affected by the downturn in the global economy but to varying degrees. Revenues in the aggregate are down 12 percent versus the first nine months of 2008. Our Industrial Chemicals segment has been most impacted with revenues down 22 percent year-to-date on lower volume due to weak global demand particularly in end markets for flat glass, detergents and pulp and paper. However, revenues in the third quarter are showing improving demand over the second quarter of 2009. Our Specialty Chemicals segment had mixed results with Lithium volumes down on weak end markets in industrial and electronics, while BioPolymer continued to grow revenue, on good commercial performance and from the alginates acquisition in the third quarter of 2008. Our Agricultural Products segment recognized lower revenues in most major markets with the exception of North America.

In response to these weaker market conditions, we took a number of decisions this year to realign some of our operating assets. During the first quarter, we made the decision to shut down the peroxygens’ manufacturing facility in Santa Clara, Mexico and the lithium facility in Bayport, Texas. During the second and third quarter, respectively, we made the decision to shut down Foret’s operations in Barcelona, Spain and to curtail soda ash operations at our Granger, Wyoming facility.

During the first half of 2009, we closed on two acquisitions in our Agricultural Products business. We acquired the CB Professional Products line of insect control products from Waterbury Companies, Inc. and the proprietary fungicide Benalaxyl from Isagro S.p.A. Both of these acquisitions fit our strategic goal of offering an expanding product portfolio in focused markets. Additionally, we announced plans at the beginning of this year to realign our BioPolymer alginates manufacturing operations in Norway and the United Kingdom as the company continues integration of the International Specialty Products (ISP) alginates business acquired in August 2008.

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

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue
Agricultural Products	$268.3	$263.8	$782.1	$817.9
Specialty Chemicals	191.7	198.0	558.9	574.2
Industrial Chemicals	254.4	359.6	766.6	988.9
Eliminations	(1.1)	(0.6)	(3.5)	(3.4)

Total	$713.3	$820.8	$2,104.1	$2,377.6

Income (loss) from continuing operations before income taxes
Agricultural Products	$59.2	$44.1	$242.2	$211.5
Specialty Chemicals	40.9	35.9	119.5	116.9
Industrial Chemicals	20.7	67.3	57.0	148.1
Eliminations	—	0.2	(0.1)	(0.1)

Segment operating profit (1)	120.8	147.5	418.6	476.4
Corporate	(10.3)	(12.5)	(31.9)	(37.4)
Other income (expense), net	(8.3)	(1.7)	(21.1)	(9.1)
Interest expense, net	(6.2)	(7.5)	(19.7)	(24.5)
Corporate special income (charges):
Restructuring and other income (charges)	(32.3)	(15.6)	(84.9)	(18.0)
Purchase accounting inventory fair value impact and other related inventory adjustments	(2.4)	(1.0)	(4.7)	(1.0)
Provision for income taxes	(27.2)	(23.3)	(74.2)	(108.0)
Discontinued operations, net of income taxes	(6.1)	(5.9)	(15.7)	(20.1)

Net income attributable to FMC stockholders	$28.0	$80.0	$166.4	$258.3

(1)	Results for all segments are net of noncontrolling interests of $1.4 million and $5.6 million in the three and nine months ended September 30, 2009, respectively and $4.7 million and $11.4 million in the three and nine months ended September 30, 2008, respectively. The majority of these noncontrolling interests pertain to our Industrial Chemicals segment.

The below chart, which is provided to assist readers of our financial statements, depicts certain after-tax charges (gains). These items are excluded by us in the measures we use to evaluate business performance and determine certain performance-based compensation. These after-tax items are discussed in detail within the “Other Results of Operations” section that follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income includes the following after-tax charges (gains):
Corporate special charges (income), pre-tax	$34.7	$16.6	$89.6	$19.0
Income tax expense (benefit) on Corporate special charges (income)	(3.8)	(5.7)	(21.6)	(10.5)

Corporate special charges (income), net of income taxes	30.9	10.9	68.0	8.5
Discontinued operations, net of income taxes	6.1	5.9	15.7	20.1
Tax adjustments	0.3	(11.2)	(14.9)	(11.2)

Three months ended September 30, 2009 compared to Three months ended September 30, 2008

In the discussion below, please refer to our chart on page 33 under “Overview”. All comparisons are between the periods unless otherwise noted.

Segment Results

For management purposes, segment operating profit is defined as segment revenue less operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses and research and development expenses). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges, investment gains and losses, loss on extinguishment of debt, asset impairments, LIFO inventory adjustments, amortization of inventory step-up from business acquisitions and other related inventory adjustments, and other income and expense items.

Information about how each of these items relate to our businesses at the segment level is discussed in Note 20 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2008 consolidated financial statements in our 2008 10-K.

Agricultural Products

(in Millions)	Three Months Ended September 30,		Increase/(Decrease)
	2009	2008	$	%
Revenue	$268.3	$263.8	$4.5	2%
Operating Profit	59.2	44.1	15.1	34

Revenue in Agricultural Products of $268.3 million increased two percent versus the prior-year quarter, as sales gains in Brazil and non-crop markets were partially offset by lower volumes in North America and Europe. Revenue in Latin America increased seven percent due to growth in Brazil in planted acres for several key crops and market expansion into soybeans. North America revenues declined five percent mainly due to weaker insect infestations. Revenues in Europe were down nine percent on weaker market conditions and Asia was flat with the prior year period.

Operating Profit of $59.2 million increased 34 percent versus the year-ago quarter, reflecting the sales growth in Brazil, lower raw material costs and a recovery of indirect taxes in Brazil.

Specialty Chemicals

(in Millions)	Three Months Ended September 30,		Increase/(Decrease)
	2009	2008	$	%
Revenue	$191.7	$198.0	$(6.3)	(3)%
Operating Profit	40.9	35.9	5.0	14

Revenue in Specialty Chemicals was $191.7 million, down three percent versus year ago quarter as strong commercial performance and the benefit of acquisitions in BioPolymer were largely offset by lower lithium volumes. Biopolymer sales increased six percent on stronger pharmaceutical markets and revenues from acquisitions closed in mid-third quarter of 2008, partially offset by the impacts of a weaker euro in the quarter. Lithium revenues were down 26 percent on continued weak markets across the business.

Operating Profit of $40.9 million was 14 percent higher than the year-ago quarter, as favorable commercial performance and the benefits of acquisitions in BioPolymer and a recovery of export taxes in Argentina were partially offset by lower lithium volumes.

Industrial Chemicals

(in Millions)	Three Months Ended September 30,		Increase/(Decrease)
	2009	2008	$	%
Revenue	$254.4	$359.6	$(105.2)	(29)%
Operating Profit	20.7	67.3	(46.6)	(69)

Revenue in Industrial Chemicals of $254.4 million declined 29 percent from the prior-year quarter. Volume declines reduced revenues by 16 percent across the segment and pricing declined five percent as lower prices for phosphates more than offset the pricing improvements in other product lines. Unfavorable currency translation, lower freight billings and lower revenue from electricity sales in Foret further reduced revenues by eight percent. Soda ash volumes in the third quarter were sequentially higher than to second quarter 2009 volumes but remain below their prior-year level. While soda ash pricing was favorable to revenue overall, domestic selling prices for soda ash continued to be higher than prior-year, while export prices have declined sequentially as market share has been regained. In our North American peroxygens business, the higher selling prices and stronger performance in specialty applications have been more than offset by lower hydrogen peroxide volumes due mainly to weaker pulp and paper markets. In Foret, revenues declined on lower volumes, reduced phosphate pricing and unfavorable currency translation.

Operating Profit of $20.7 million was 69 percent lower than the year-ago quarter, driven by the lower sales partially offset by lower energy and raw material costs, primarily phosphate rock.

Other Results of Operations

Corporate expenses

We recorded charges of $10.3 million in the third quarter of 2009 compared to $12.5 million in third quarter of 2008. The decrease was primarily due to reduced incentive compensation expenses and reductions in discretionary spending in the third quarter of 2009 compared to the same period in 2008. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.

Other income (expense), net

Other income (expense), net is comprised primarily of last-in, first-out (“LIFO”) inventory adjustments and pension expense. Other expense increased to $8.3 million in the third quarter of 2009 from $1.7 million in the same period of 2008. The increase was due primarily to higher pension expense and an increase to the mark to market impact of our deferred compensation liability. Other income (expense), net is included as a component of the line item “Costs of sales and services” on our condensed consolidated statements of income.

Interest expense, net

Interest expense, net for the third quarter of 2009 was $6.2 million as compared to $7.5 million in the third quarter of 2008. The decrease was due to lower interest rates on the borrowings under our credit agreements as compared to the prior period.

Corporate special income (charges)

Restructuring and other charges (income) totaled $32.3 million in the third quarter of 2009. Charges (income) in this category for the quarter ended September 30, 2009 include the following:

•

A $5.5 million charge in our Industrial Chemicals segment due to our decision to phase out operations of our Barcelona, Spain facility. The charge consisted of accelerated depreciation on fixed assets to be abandoned of approximately $7.7 million offset by a $2.2 million benefit due to a reduction in our estimated severance and employee benefits for the shutdown that had been accrued in the second quarter of 2009.

•

A $3.6 million charge in our Specialty Chemicals segment due to the realignment of our BioPolymer alginates manufacturing operations. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $3.2 million and (ii) severance and employee benefits of $0.4 million.

•	A $2.3 million net gain as a result of exiting our leases at our Princeton facility.

•	A gain of $1.0 million as a result of the sale of our sodium sulfate co-generation facility.

•	A $1.0 million charge related to our Agricultural Products segment acquiring further rights under a collaboration and license agreement with a third-party company.

•	A charge of $21.0 million related to the resolution of a regulatory matter in our Industrial Chemicals segment.

•	$7.1 million of severance costs due to other workforce restructurings, of which $5.8 million related to our Industrial Chemicals segment and $1.3 million related to our Specialty Chemicals segment.

•	Other asset abandonment charges of $1.6 million, of which $1.1 million related to our Industrial Chemicals segment and $0.5 million related to our Specialty Chemicals segment.

•	A Corporate net gain of $4.9 million representing recoveries partially offset by charges related to continuing environmental sites.

•	$0.7 million of other charges, related to adjustments related to previously recorded restructuring reserves.

Restructuring and other charges (income) totaled $15.6 million in the third quarter of 2008 primarily as a result of charges of $0.6 million related to the phase-out of our Agricultural Products chemical facility in Baltimore, Maryland, and $2.3 million related to the phase-out of operations at our Jacksonville, Florida facility, both of which are in our Agricultural Products segment. Additional charges include restructuring related severance charges in our Agricultural Products segment, Industrial Chemicals segment and Specialty Chemicals segment ($1.6 million, $0.8 million and $0.3 million, respectively), asset abandonment charges in our Agricultural Products segment, Industrial Chemicals segment and Specialty Chemicals segment ($0.6 million, $0.3 million and $3.3 million, respectively) and charges associated with further rights acquired from a collaboration and license agreement in our Agricultural Products segment ($1.0 million). Remaining restructuring and other charges (income) for the three months ended September 30, 2008 included $0.5 million of other charges primarily related to our Industrial Chemicals segment and charges associated with continuing environmental sites as a Corporate charge ($4.3 million).

Purchase accounting inventory fair value impact and other related inventory adjustments for the three months ended September 30, 2009 represents inventory adjustments related to the third quarter 2008 acquisition in our Specialty Chemicals segment and subsequent alginates business restructuring. For the three months ended September 30, 2008, the charges represent the amortization of the inventory fair value step-up resulting from the application of purchase accounting associated with the third quarter 2008 acquisition in our Specialty Chemicals segment. On the condensed consolidated statements of income, these charges are included in “Costs of sales and services”.

Provision for income taxes

We recorded a provision of $27.2 million for the third quarter of 2009 compared to a provision of $23.3 million for the prior period resulting in effective tax rates of 43.4 percent and 20.5 percent, respectively. The increase in the effective tax rate was primarily a result of a change in the mix of domestic income compared to income earned outside of the U.S. and a charge in 2009 related to the resolution of a regulatory matter in our Industrial Chemicals segment that is nondeductible for tax purposes. The change in the rate was also the result of a $10.4 million benefit in 2008 to adjust our reserve for unrecognized tax benefits due to favorable conclusions of tax audits.

Discontinued operations, net of income taxes

Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued between 1976 and 2001. The primary liabilities retained include environmental liabilities, other post-retirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.

Discontinued operations, net of income taxes totaled a loss of $6.1 million for the three months ended September 30, 2009 compared to a loss of $5.9 million for the three months ended September 30, 2008. The loss for the three months ended September 30, 2009 primarily related to charges to increase our reserve for operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations partially offset by recoveries related to our Front Royal site. The loss for the three months ended September 30, 2008 is primarily the result of environmental charges associated with our Front Royal site and charges for legal reserves and expenses related to discontinued operations.

Net income attributable to FMC stockholders

Net income attributable to FMC stockholders decreased to $28.0 million for the three months ended September 30, 2009 from $80.0 million for the three months ended September 30, 2008. The decrease was primarily due to lower Industrial Chemicals segment operating profit and higher restructuring and other charges (income). Partially offsetting this was higher profits in our Agricultural Products segment.

Nine months ended September 30, 2009 compared to Nine months ended September 30, 2008

In the discussion below, please refer to our chart on page 33 under “Overview”. All comparisons are between the periods unless otherwise noted.

Segment Results

Agricultural Products

(in Millions)	Nine Months Ended September 30,		Increase/(Decrease)
	2009	2008	$	%
Revenue	$782.1	$817.9	$(35.8)	(4)%
Operating Profit	242.2	211.5	30.7	15

Revenue in Agricultural Products was $782.1 million, a decrease of four percent versus the prior-year period, as sales gains in North America and generally higher pricing across the business were more than offset by lower sales in Latin America, primarily Brazil, and unfavorable currency impacts in Europe and Asia. North American revenues increased eight percent on new product introductions, price increases and sales from the CB Professional Products line acquisition. Europe revenues declined 15 percent on weaker markets and unfavorable currency impacts. Latin America revenues declined six percent due to weaker demand in sugar cane and cotton in the first half of the year. Asia revenues declined seven percent due mainly to unfavorable weather conditions, weak pest pressures and unfavorable currency impacts.

Operating Profit of $242.2 million increased 15 percent from the prior year period as a result of higher selling prices, favorable product and geographic mix, continued global supply chain productivity improvements and lower selling and administrative expenses.

In 2009, full-year revenue will be level to prior year as growth in North America and higher selling prices in most regions is offset by unfavorable currency impacts and weaker market conditions in parts of Europe and Asia. Full-year segment operating profit is expected to be up in the high teens, reflecting higher selling prices, continued supply chain productivity improvements, lower raw material costs and lower selling and administrative expense.

In our Agricultural Products segment, several products are undergoing re-registration in the U.S. and/or a comparable regulatory review by the European Union (“EU”) governmental authorities. In August 2006, the U.S. Environmental Protection Agency issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide. The IRED proposes cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses while maintaining tolerances for imported commodities (bananas, coffee, rice and sugarcane). The EPA reiterated its proposal in January 2008 with the issuance of a draft Notice of Intent to Cancel. In February 2008, the EPA convened a Scientific Advisory Panel meeting to evaluate scientific issues relevant to the draft Notice of Intent to Cancel carbofuran. Separately, the U.S. Department of Agriculture issued its comments on the draft cancellation notice, stating that carbofuran should continue to be registered. On July 24, 2008, the EPA published a proposal to revoke all carbofuran tolerances under the Federal Food Drug and Cosmetic Act in advance of any issuance of a final Notice of Intent to Cancel under the federal pesticide law. We responded to that notice, expressing our strong disagreement with the EPA’s proposal to revoke tolerances and our belief that carbofuran residues on food do not pose a threat to human health. In May 2009, the EPA published its final revocation of all carbofuran tolerances effective December 31, 2009. We have filed our objections to this revocation and have requested a hearing before an administrative law judge. Meanwhile, FMC can continue to sell carbofuran in the United States at this time. On October 30, 2009, EPA issued its decision to deny our objections and request for a hearing. We believe that we are entitled to a hearing and we intend to challenge this decision by seeking judicial review in the US federal courts. FMC’s sales of carbofuran in the United States are not significant and are expected to end in 2009. The outcome of any litigation to compel a hearing is uncertain. We do not know the EPA’s timing on a final Notice of Intent to Cancel the carbofuran registration, though the EPA has said it intends to issue such notice after the tolerance revocation decision.

In June 2007, the European Commission published its decisions not to include carbofuran, carbosulfan and cadusafos on the official list of active ingredients approved for continued sale in the EU. The published decisions required EU Member States to de-register the products within six months, and so FMC ceased its sales of these products in December 2007. We disagreed with the Commission’s decisions and underlying assessment. We have re-submitted cadusafos, carbofuran and carbosulfan for approval on the official list. The outcome of our regulatory resubmissions is uncertain.

Also in the EU, in March 2009 the Commission proposed not to include our pyrethroid insecticide bifenthrin on the official list, but the Standing Committee rejected that proposal. The regulatory decision was referred to the EU Council of Ministers. In July 2009, the process concluded whereby the Commission’s non-inclusion proposal will now be implemented. The non-inclusion decision is expected to be adopted in November 2009 and we anticipate that FMC will have an additional six months to sell bifenthrin, and subsequently, in most countries, there will be up to 6-12 months for further sale and use. Accordingly, sales of bifenthrin will continue throughout 2009 and we anticipate only a modest impact in 2010. We will re-submit immediately for reconsideration upon publication of the official decision and thereby seek to minimize any interruption in sales.

We intend to defend vigorously all our products in the U.S., EU and other countries’ regulatory processes where FMC’s pesticide products will be reviewed in the ordinary course of regulatory programs during 2009 as part of the ongoing cycle of re-registration in countries around the world. Recently, the Brazilian health agency has informed us that they intend to review carbofuran along with 13 other major pesticides before year end 2009. FMC is cooperating and defending our product in this process. Under the Brazilian regulatory process, any recommendation would need public notice and comment as well as concurrence from the Brazilian environmental and agricultural ministries before any regulatory change is effective. Thus, we do not expect a potential sales impact in 2010, if any.

Specialty Chemicals

(in Millions)	Nine Months Ended September 30,		Increase/(Decrease)
	2009	2008	$	%
Revenue	$558.9	$574.2	$(15.3)	(3)%
Operating Profit	119.5	116.9	2.6	2

Revenue in Specialty Chemicals was $558.9 million, three percent lower than the prior-year period. BioPolymer revenues increased eight percent, mainly as a result of price increases and the acquisitions in mid-third quarter of 2008, partially offset by the impacts of a weaker euro. Lithium revenues declined 28 percent on weak demand across the business.

Operating Profit of $119.5 million increased two percent versus the year-earlier period as favorable commercial performance in BioPolymer, productivity initiatives and a recovery of export taxes in Argentina were partially offset by lower lithium volumes, temporary plant curtailments to reduce inventories and unfavorable currency translation.

In 2009, full-year revenue is expected to be level with prior year, as higher volumes and selling prices in BioPolymer are offset by lower lithium volumes. Full-year segment operating profit is expected to be up in the mid-single digits driven by strong BioPolymer results partially offset by lower lithium performance.

Industrial Chemicals

(in Millions)	Nine Months Ended September 30,		Increase/(Decrease)
	2009	2008	$	%
Revenue	$766.6	$988.9	$(222.3)	(22)%
Operating Profit	57.0	148.1	(91.1)	(62)

Revenue in Industrial Chemicals was $766.6 million, a decrease of 22 percent versus the prior-year period. Volume declines across the segment reduced revenues by 19 percent, which was partially offset by a three percent increase in pricing, despite a significant year-over-year reduction in pricing for phosphates. Soda ash revenues were down on lower volumes, with pricing improvements, partially offsetting these unfavorable impacts. In peroxygens, the lower revenue on volume declines was also partially offset by pricing improvements. Foret revenues are down on lower volumes and pricing, particularly for phosphates and an unfavorable euro.

Segment earnings of $57.0 million declined 62 percent versus the year-earlier period, driven by lower volumes and higher raw material costs, particularly phosphate rock, which more than offset favorable pricing.

In 2009, full-year revenue is expected to be down approximately 20 percent as higher selling prices in most businesses are more than offset by lower volumes across the segment, reduced phosphate selling prices and unfavorable currency translation. Full-year segment operating profit is expected to be down 55 percent driven primarily by lower volumes across the segment and reduced phosphate selling prices.

Other Results of Operations

Corporate expenses

We recorded charges of $31.9 million in the first nine months of 2009 compared to $37.4 million in the first nine months of 2008. This decrease was primarily due to reduced incentive compensation expense and reductions in discretionary spending in the first nine months of 2009 compared to the same period in 2008. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.

Other income (expense), net

Other income (expense), net is comprised primarily of LIFO inventory adjustments and pension expense. Other expense increased to $21.1 million of expense in the first nine months of 2009 from $9.1 million of expense in the same period of 2008. The increase was due primarily to higher charges related to our LIFO inventory reserves, higher pension expense and an increase to the mark to market impact of our deferred compensation liability. Other income (expense), net is included as a component of the line item “Costs of sales and services” on our condensed consolidated statements of income.

Interest expense, net

Interest expense, net for the first nine months of 2009 was $19.7 million as compared to $24.5 million in the first nine months of 2008. The decrease was due to lower interest rates on the borrowings under our credit agreements as compared to the prior period.

Corporate special income (charges)

Restructuring and other charges (income) totaled $84.9 million in the nine months ended September 30, 2009. Charges (income) in this category for the nine months ended September 30, 2009 include the following:

•

An $18.0 million charge in our Industrial Chemicals segment due to our decision to phase out operations of our Barcelona, Spain facility. The charge consisted of (i) severance and employee benefits of 10.3 million and (ii) accelerated depreciation on fixed assets to be abandoned of approximately $7.7 million.

•

A $9.9 million charge in our Specialty Chemicals segment due to the realignment of our BioPolymer alginates manufacturing operations. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $6.5 million, (ii) severance and employee benefits of $3.2 million and (iii) other shut down charges of $0.2 million.

•

A $7.6 million charge in our Specialty Chemicals segment due to our decision to close our Bayport butyllithium facility located in Bayport, Texas. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $6.9 million and (ii) severance and employee benefits of $0.7 million.

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

•	Charges of $2.0 million related to our Agricultural Products segment acquiring further rights under a collaboration and license agreement with a third-party company.

•

A $1.5 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Baltimore, Maryland agricultural chemicals facility. The charge consisted of (i) demolition costs of $1.0 million and (ii) other shutdown costs of $0.5 million. We ceased production at this facility in the second quarter of 2008.

•	A $2.3 million net gain as a result of exiting our leases at our Princeton facility.

•	A gain of $1.0 million as a result of the sale of our sodium sulfate co-generation facility.

•	A charge of $21.0 million related to the resolution of a regulatory matter in our Industrial Chemicals segment.

•	$11.6 million of severance costs due to other workforce restructurings, of which $9.5 million related to our Industrial Chemicals segment and $2.1 million related to our Specialty Chemicals segment.

•

Other asset abandonment charges of $6.8 million, of which $2.6 million related to our Agricultural Products segment, $2.6 million related to our Industrial Chemicals segment and $1.6 million related to our Specialty Chemicals segment.

•	A Corporate gain of $0.9 million representing recoveries mostly offset by charges related to continuing environmental sites.

•	$4.1 million of other charges, primarily relating to settlements with state authorities for property claims and adjustments related to previously recorded restructuring reserves.

Restructuring and other charges (income) totaled $18.0 million for the nine months ended September 30, 2008. This amount includes a $29.6 million gain related to the sale of the Princeton property and a gain of $3.6 million related to the sale of Foret’s sodium sulfate assets. Foret is part of our Industrial Chemicals segment. These gains were more than offset by restructuring charges of $22.2 million related to the phase-out of the Agricultural Products chemical facility in Baltimore, Maryland and $4.9 million related to the phase-out of operations at our Jacksonville, Florida facility, both of which are in our Agricultural Products segment. We also incurred charges associated with continuing environmental sites as a Corporate charge ($10.3 million), restructuring related severance charges in our Agricultural Products segment, Industrial Chemicals segment and Specialty Chemicals segment ($3.4 million, $2.8 million and $0.5 million, respectively) and asset abandonment charges in our Agricultural Products segment, Industrial Chemicals segment and Specialty Chemicals segment ($0.6 million, $0.7 million and $3.3 million, respectively). Remaining restructuring and other charges (income) for the nine months ended September 30, 2008 included $1.5 million of other charges primarily related to our Industrial Chemicals segment and charges associated with further rights acquired from a collaboration and license agreement in our Agricultural Products segment ($1.0 million).

Purchase accounting inventory fair value impact and other inventory related adjustments for the nine months ended September 30, 2009 represents $1.8 million in charges related to amortization of the inventory fair value step-up resulting from the application of purchase accounting associated with the third quarter 2008 acquisition in our Specialty Chemicals segment and the first quarter 2009 acquisition in our Agricultural Products segment. Additionally the amount in 2009 includes $2.9 million of inventory adjustments related to the third quarter 2008 acquisition in our Specialty Chemicals segment and subsequent alginates business restructuring. For the nine months ended September 30, 2008, the charges represent the amortization of inventory fair value step-up resulting from the application of purchase accounting associated with the third quarter 2008 acquisition in our Specialty Chemicals segment. On the condensed consolidated statements of income these charges are included in “Costs of sales and services”.

Provision for income taxes

We recorded a provision of $74.2 million for the first nine months of 2009 compared to a provision of $108.0 million for the prior period resulting in effective tax rates of 28.3 percent and 27.1 percent, respectively. The change in the effective tax rate was a result of a change in the mix of domestic income compared to income earned outside of the U.S. and a charge in 2009 related to the resolution of a regulatory matter in our Industrial Chemicals segment that is nondeductible for tax purposes. This was offset by a reduction in our liability in 2009 for unrecognized tax benefits of approximately $18 million as a result of settlements of audits and expiration of statute of limitations and a $10.4 million benefit in 2008 to adjust our reserve for unrecognized tax benefits due to favorable conclusions of tax audits.

Discontinued operations, net of income taxes

Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued between 1976 and 2001. The primary liabilities retained include environmental liabilities, other post-retirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.

Discontinued operations, net of income taxes totaled a loss of $15.7 million for the nine months ended September 30, 2009 compared to a loss of $20.1 million for the nine months ended September 30, 2008. The loss for the nine months ended September 30, 2009 primarily related to charges to increase our reserve for operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations partially offset by recoveries related to our Front Royal site. The loss for the nine months ended September 30, 2008 is primarily the result of environmental charges associated with our Front Royal and Middleport sites and charges for legal reserves and expenses related to discontinued operations.

Net income attributable to FMC stockholders

Net income attributable to FMC stockholders decreased to $166.4 million for the nine months ended September 30, 2009 from $258.3 million for the nine months ended September 30, 2008. The decrease was primarily due to lower Industrial Chemicals segment operating profit and significantly higher restructuring and other charges (income). Partially offsetting this was higher profits in our Agricultural Products segment and a reduction in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2009 and December 31, 2008 were $59.9 million and $52.4 million, respectively. At September 30, 2009, we had total debt of $613.6 million as compared to $623.6 million at December 31, 2008. This included $541.9 million and $592.9 million of long-term debt (excluding current portions of $1.9 million and $2.1 million) at September 30, 2009 and December 31, 2008, respectively. Short-term debt, which consists solely of foreign borrowings, increased to $69.8 million at September 30, 2009 compared to $28.6 million at December 31, 2008.

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

There were no borrowings under the new facility at inception, and our prior credit agreement dated as of June 21, 2005 was terminated. Obligations under the prior credit agreement and related transaction costs, fees, and expenses for the new Agreement were paid with available cash. Loans under the facility bear interest at a floating rate, either a base rate as defined or the applicable euro currency rate for the relevant term plus an applicable margin. At September 30, 2009, the applicable euro currency margin was 0.35 percent, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At September 30, 2009, borrowing rates under our Domestic Credit Agreement ranged from 0.6 to 3.3 percent per annum.

We had $127.0 million of borrowings under our Domestic Credit Agreement at September 30, 2009 compared to $203.0 million of borrowings at December 31, 2008. Letters of credit outstanding under the Domestic Credit Agreement totaled $152.9 million and $151.5 million at September 30, 2009 and December 31, 2008, respectively. As such, available funds under the Domestic Credit Agreement were $320.1 million and $245.5 million at September 30, 2009 and December 31, 2008, respectively.

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

Loans under the European Credit Agreement bear interest at a euro currency base rate, which for loans denominated in euros is the Euro InterBank Offered Rate, and for loans denominated in dollars is London Interbank Offered Rate (“LIBOR”) in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the credit rating assigned to our senior unsecured debt. At September 30, 2009, the applicable margin was 0.35 percent and the applicable borrowing rate under the European Credit Agreement ranged from 0.8 to 2.1 percent per annum.

At September 30, 2009, we had $159.9 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to $157.2 million at December 31, 2008. Available funds under this facility were $161.4 million and $150.2 million at September 30, 2009 and December 31, 2008, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended

September 30, 2009 was 1.2 which is below the maximum leverage 3.5. Our actual interest coverage for the four consecutive quarters ended September 30, 2009 was 20.4 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at September 30, 2009.

Statement of Cash Flows

Cash provided by operating activities was $274.3 million for the nine months ended September 30, 2009. Net income from continuing operations of $182.1 million reflects the weaker business conditions experienced to date. Included in our net income was $84.9 million of restructuring and other charges most of which was for non-cash asset write downs, severance costs which will not be paid until 2010 and charges for legal issues that have not yet been settled. Cash expended on restructuring and other charges of $30.1 million was mainly for provisions taken in 2008. Receivables increased $25 million despite the lower revenues this year due to the mix of Agricultural Product sales in Brazil. Accounts payable were lower by $103.2 million as we paid for the higher price phosphate rock in Foret. We contributed $86.1 million to pension and other postretirement benefit plans including $75 million to our US qualified pension plan.

Cash provided by operating activities was $317.2 million for the nine months ended September 30, 2008. Receivables increased $128.3 million as our revenues continued to grow during the first nine months of 2008. Inventories increased to service the higher trading volumes and included some of the high cost phosphorous rock in Foret. Similarly, accounts payable increased $40 million as we acquired these inventories. We contributed $42.7 million to pension and other postretirement benefit plans including $30 million to our US qualified pension plan.

Cash required by operating activities of discontinued operations was $31.1 million for the first nine months of 2009 compared to cash required of $37.8 million for the first nine months of 2008. This change was primarily due to decreased environmental spending in the nine months ended September 30, 2009.

Cash required by investing activities was $141.2 million for the nine months ended September 30, 2009 compared to cash required of $141.3 million for the nine months ended September 30, 2008. The change was driven primarily by reduced spending on acquisitions in 2009 offset by the significant reduction of proceeds from the sale of the properties and assets during the nine months ended September 30, 2009 as compared to the same period in 2008. Additionally, capital expenditures for the nine months ended September 30, 2009 were approximately $20 million less than the prior year period.

Cash required by financing activities was $96.5 million for the nine months ended September 30, 2009 compared to cash required of $115.6 million for the nine months ended September 30, 2008. This change is due primarily to an increase in our short-term debt, a reduction in repurchases of stock, and a reduction in repayments of long-term debt partially offset by higher repayments under our committed credit facilities.

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

Projected 2009 spending includes approximately $30 million of net environmental remediation spending. This spending does not include expected spending of approximately $15 million in 2009 on capital projects relating to environmental control facilities. Also, we expect to spend approximately $25 million in 2009 for environmental compliance costs, which we will include as a component of costs of sales and services in our consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls above the foregoing projections.

During 2008, the world equity markets were down significantly, exemplified by the S&P 500 index in the U.S. being down 37 percent. Our U.S. qualified defined benefit pension plan (“U.S. Plan”) assets fell from $829.4 million at December 31, 2007 to $563.9 million at December 31, 2008. Our U.S. Plan assets comprise approximately 93 percent of our total plan assets with the difference representing plan assets related to foreign pension plans. We have reduced our expected return on our U.S. Plan assets from 8.75 percent in 2008 to 8.5 percent in 2009. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 9.51 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 2.75 percent, is between 8.75 percent and 10.75 percent for equities, and between 4.25 percent and 7.75 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumptions for the rate of return on assets. This lower expected return on plan assets, along with decreased assets and the amortization of actuarial losses primarily associated with the equity market decline in 2008 are estimated to increase our net periodic benefit costs by approximately $5.7 million during 2009 compared to 2008. Under The Pension Protection Act of 2006, we are not required to make a minimum level of funding into the U.S. Plan during 2009, however, in order to reduce future funding volatility we contributed $75 million in 2009 versus $30 million contributed in 2008 and 2007. We do not believe that the additional contribution will have a significant negative impact on our current and future liquidity needs. However a continuation of the volatility of interest rates and negative equity returns under current market conditions may require greater contributions to the Plan in the future.

On October 15, 2009, we paid dividends aggregating $9.1 million to our shareholders of record as of September 30, 2009. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of September 30, 2009. For the nine months ended September 30, 2009 and September 30, 2008, we paid $27.3 million and $25.1 million in dividends, respectively.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over a two-year period. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans. During the nine months ended September 30, 2009, we repurchased 684,681 shares under the publicly announced repurchase program for $35 million.

Commitments

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $44.2 million and $20.3 million at September 30, 2009 and December 31, 2008, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”.

We also guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. The other equity investors provide parallel agreements. As of September 30, 2009, these guarantees had maximum potential payments of $8.5 million as compared to $6.8 million as of December 31, 2008.

Short-term debt consisted of foreign credit lines at September 30, 2009 and December 31, 2008. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

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

We agreed to guarantee the performance by Technologies of a debt instrument (see Note 19 to the condensed consolidated financial statements in this Form 10-Q). These guaranteed obligations totaled $0.8 million as of September 30, 2009 and December 31, 2008.

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of restructuring and other charges (income). Since we are not required to make the payment during the appeal process, which may extend beyond one year, the liability has been classified as long-term in the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a rate, which as of September 30, 2009, was 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At September 30, 2009, the amount of the letter of credit was €29.3 million (U.S. $42.8 million).

In February 2005 putative direct and indirect purchaser class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the direct purchaser class in January 2007. On December 30, 2008, the Court of Appeals vacated the class certification order and remanded the case for further proceedings in the District Court. Shortly thereafter, FMC reached an agreement to settle with the direct purchaser class for $10 million, with a pro rata credit for opt outs. This amount was included as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. On July 14, 2009, the settlement received final approval by the Court. No appeal has been taken and the appeal period has expired. The Court has also approved a settlement with Arkema and finally approved settlements with four of the six original defendant-groups, who collectively paid approximately $90 million. Seventeen companies (predominantly paper producers) have opted out of certain of the settlements with other defendants. Certain of the defendants in the class action have settled those opt out claims for undisclosed amounts. Ten companies (again predominantly paper producers) have opted out of the settlements with FMC and Arkema. Eight of the ten remaining opt outs have filed suit against FMC and, in some cases, Foret. These cases have been assigned to the same judge as the class action, and the stay of these actions entered by the District Court during the class certification appeal remains in place. FMC has reached an agreement in principle to settle with two of the opt outs. Another individual opt out case was dismissed following the bankrupt opt out’s decision to participate in the class settlement. Most of the state court cases have been dismissed, although some remain in California. There has been no activity in the indirect purchaser class action but one indirect purchaser filed a claim in federal court in Kansas which has been transferred to the Eastern District of Pennsylvania and assigned to the same judge overseeing other hydrogen peroxide litigation. FMC has moved to dismiss this complaint on statute of limitations grounds. The motion is pending. In addition, putative class actions against the six major hydrogen peroxide producers have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. Four of the defendants have settled these claims for a total of approximately $20.5 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide. FMC intends to appeal the class certification decision and to defend these cases.

On January 19, 2009, the European Commission decided to initiate proceedings against FMC, its Netherlands subsidiary, and Foret, following an investigation of the European producers of animal feed phosphates. FMC is cooperating with the European Commission in the investigation and has recorded a charge of $21 million reflecting our best estimation of the expense that is likely to be incurred in connection with the resolution of this matter. This charge has been reflected as a component of “Restructuring and other charges (income)” in our condensed consolidated statements of income for the three and nine months ended September 30, 2009. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of September 30, 2009.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

At September 30, 2009, our net financial instrument position was a net liability of $13.1 million compared to a net liability of $39.9 million at December 31, 2008. The change in the net financial instrument position was due to lower unrealized losses in both our foreign exchange and commodity portfolios.

Commodity Price Risk

Energy costs are approximately 13 percent of our cost of sales and services and are well balanced among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2009 and December 31, 2008, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease in the net liability position of $5.9 million at September 30, 2009 and a decrease in the net liability position of $7.6 million at December 31, 2008. As a result, the net liability positions at September 30, 2009 would become a net asset position. A 10 percent decrease in energy market prices would result in an increase in the net liability position of $5.0 million at September 30, 2009 and an increase in the net liability position of $7.6 million at December 31, 2008.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2009 and December 31, 2008, with all other variables (including interest rates) held constant. A 10 percent strengthening of the hedged currencies versus our functional currencies would result in an increase of the net liability position of $19.8 and $10.9 million at September 30, 2009, and

December 31, 2008, respectively. A 10 percent weakening of the hedged currencies versus our functional currencies would result in a decrease of the net liability position of $22.7 and $11.8 million at September 30, 2009, and December 31, 2008, respectively. As a result, the net liability positions at September 30, 2009 would become a net asset position.

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements. As of September 30, 2009 and December 31, 2008, we had no agreements in place.

Our debt portfolio, at September 30, 2009, is composed of 34 percent fixed-rate debt and 66 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Domestic and European Credit Agreements, variable-rate industrial and pollution control revenue bonds, and foreign bank borrowings. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate instruments in our debt portfolio at September 30, 2009, a one percentage point increase or decrease in interest rates then in effect would have increased or decreased interest expense for the first nine months of the year by $3.1 million.

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

(b) Change in Internal Controls. There have been no changes in internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of September 30, 2009, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

November 4, 2009

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments in the material legal proceedings from the information reported in Part I, Item 3 of our 2008 10-K.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors reported in Part I, Item 1A of our 2008 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
Q1 2009	26,844	$43.51	—	$—	$224,808,309
Q2 2009	297,315	$50.45	297,315	$14,999,981	$209,808,328
July 1-31, 2009	—	$—	—	$—	$209,808,328
August 1-31, 2009	197,000	$49.79	197,000	$9,807,239	$200,001,089
September 1-30, 2009	190,366	$53.42	190,366	$10,192,731	$189,808,358

Q3 2009	387,366	$51.57	387,366	$19,999,970	$189,808,358

Total 2009	711,525	$50.80	684,681	$34,999,951	$189,808,358

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over a two-year period. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time in connection with the vesting and exercise of awards under our equity compensation plans. During the nine months ended September 30, 2009, we repurchased 684,681 shares under the publicly announced repurchase program for $35 million.

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

Date: November 4, 2009

INDEX OF EXHIBITS FILED WITH THE

FORM 10-Q OF FMC CORPORATION

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

Exhibit No.	Exhibit Description

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File