Form 10-K
period 2009-12-31
FMC CORP
filed 2010-02-22
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2009

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

INDICATE BY CHECK MARK IF THE REGISTRANT IS A WELL-KNOWN SEASONED ISSUER, AS DEFINED IN RULE 405 OF THE SECURITIES ACT.    YES  ☒    NO  ☐

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

LARGE ACCELERATED FILER    ☒    ACCELERATED FILER    ☐    NON-ACCELERATED FILER    ☐ SMALLER REPORTING COMPANY    ☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT.).    YES  ☐    NO  ☒

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2009, THE LAST DAY OF THE REGISTRANT’S SECOND FISCAL QUARTER WAS $3,397,400,707. THE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES EXCLUDES THE VALUE OF THOSE SHARES HELD BY EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.10 PAR VALUE, OUTSTANDING AS OF DECEMBER 31, 2009 WAS 72,518,880.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2010 Annual Meeting of Stockholders	Part III

FMC Corporation

2009 Form 10-K Annual Report

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

General

We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Our Agricultural Products segment develops, markets and sells all three major classes of crop protection chemicals—insecticides, herbicides, and fungicides—with particular strength in insecticides and herbicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as pest control in non-agricultural markets. Specialty Chemicals consists of our BioPolymer and lithium businesses and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding, encapsulation and disintegrant applications, ultrapure biopolymers for medical devices and lithium specialties for pharmaceutical synthesis, specialty polymers and energy storage. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens and phosphorus chemicals.

The following table shows the principal products produced by our three business segments and their raw materials and uses:

Segment	Product	Raw Materials	Uses
Agricultural Products	Insecticides	Synthetic chemical intermediates

Protection of crops, including cotton, sugarcane, rice,

corn, soybeans, cereals, fruits and vegetables from

insects and for non-agricultural applications

including pest control for home, garden and other

specialty markets

	Herbicides	Synthetic chemical intermediates	Protection of crops, including cotton, sugarcane, rice, corn, soybeans, cereals, fruits and vegetables from weed growth and for non-agricultural applications including turf and roadsides
Specialty Chemicals	Microcrystalline Cellulose	Specialty pulp	Drug dry tablet binder and disintegrant, food ingredient

	Carrageenan	Refined seaweed	Food ingredient for thickening and stabilizing, encapsulants for pharmaceutical and nutraceutical

	Alginates	Refined seaweed	Food ingredients, pharmaceutical excipient, wound care, orthopedic uses and industrial uses

	Lithium	Mined lithium	Pharmaceuticals, polymers, batteries, greases and lubricants, air conditioning and other industrial uses
Industrial Chemicals	Soda Ash	Mined trona ore	Glass, chemicals, detergents

	Peroxygens	Hydrogen	Pulp & paper, chemical processing, detergents, antimicrobial disinfectants, environmental applications, electronics, and polymers

	Phosphorus Chemicals	Mined phosphate rock	Detergents, cleaning compounds, animal feed

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

Revenues by Region - 2009	Long-lived Assets by Region - 2009

Revenue: $2,826.2 million	Long-lived Assets: $1,407.8 million

Our Strategy

Our corporate strategy is balanced between driving growth and innovation within our Specialty Chemicals and Agricultural Products segments and generating strong cash flow in our Industrial Chemicals segment. Our long-term objectives are as follows:

Realize the operating leverage inherent in our businesses.    We intend to maximize earnings growth and return on capital by maintaining or enhancing our market positions, reducing costs and prudently managing our asset base. In soda ash, we continually strive to optimize our proprietary and low-cost solution mining and longwall mining techniques, thereby reducing our production costs, which we believe are already the lowest in the industry. In Foret, which is part of our Industrial Chemicals segment, we are selectively shutting down higher cost production capacities to improve profitability. In Agricultural Products, we completed the shutdown of operations at our Baltimore, Maryland facility as part of our ongoing program to reduce manufacturing costs by producing our products and/or intermediates in lower-cost locations. Additionally, we shut down our peroxygens’ manufacturing facility in Santa Clara, Mexico, our lithium facility in Bayport, Texas, our Lithium metal production unit in Bromborough, UK and we also curtailed our soda ash operations at our Granger, Wyoming facility.

Maintain strategic and financial flexibility.    Going forward, we expect continued, sustained growth in our operating profit and resulting cash provided by operating activities. Furthermore, our businesses will meet future expected demand growth through a combination of debottlenecking current production, restarting mothballed capacity and sourcing from third parties.

Focus the portfolio on higher growth businesses.    Our goal is to achieve the highest overall growth while continuing to generate returns above our cost of capital. In this regard, we intend to focus on building upon our core franchises in the food ingredient, pharmaceutical, energy storage, crop protection and non-agricultural pest control markets that exist within the Specialty Chemicals and Agricultural Products segments. Innovation will continue to be a core element of our growth strategy in both of these business segments. Our BioPolymer business is developing new pharmaceutical delivery systems and working closely with top global food companies in the development of new health and convenience foods. Our lithium business is developing applications for energy storage markets to serve the rapid growth in global demand for hand-held electronic devices. Our Agricultural Products business is testing proprietary product differentiating technologies which could improve the biological efficacy and/or the cost competitiveness of existing and new chemistries, thereby potentially enhancing those products’ market acceptance and value to end-users. In addition to innovation, product or business acquisitions, in-licensing, alliances, and equity ventures are also strategic options we may consider to enhance our technology offerings, broaden our market access and extend our geographic footprint. Each growth opportunity will be evaluated in the context of value creation for our shareholders, including the degree to which the opportunity complements one of our existing franchises, generates substantial synergies and is accretive to earnings. Finally, we intend to divest any business that cannot sustain a return above its cost of capital.

Financial Information about Our Business Segments

See Note 19 to our consolidated financial statements included in this Form 10-K. Also see below for selected financial information related to our segments.

Agricultural Products

Financial Information (In Millions)

Agricultural Products: Revenue and Operating Margin 2005-2009	Agricultural Products: Capital Expenditures and Depreciation and Amortization 2005-2009

Overview

Our Agricultural Products segment, which represents approximately 37 percent of our 2009 consolidated revenues, develops, manufactures and sells a portfolio of crop protection, professional pest control and lawn and garden products. Our innovation and growth efforts focus on developing environmentally compatible solutions that can effectively increase farmers’ yields and provide cost-effective alternatives to older chemistries to which insects, weeds or disease may have developed resistance. Over the last several years, we restructured and redeployed our research and development resources to focus our innovation efforts towards accelerating the development of new products and productivity-enhancing technologies to our customers. In addition to internal development, our growth efforts include product acquisitions, in-licensing of chemistries and technologies, and alliances which strengthen our market access or complement our existing product portfolio.

We differentiate ourselves by our focused strategy in selected products, crops and markets coupled with our low-cost manufacturing strategy. We are continually working to gain access to proprietary chemistries and technologies from third parties which are complementary to our existing products and market focus. We are encouraged by our progress in licensing and partnering to create proprietary products, developing technically- advanced delivery systems and commercializing unique product premixes and combinations. We are optimistic that these efforts will continue to result in sales and profit growth in the forseeable future.

Products and Markets

Agricultural Products: 2009 Sales Mix	Agricultural Products: 2009 Revenue by Region

Agricultural Products provides a wide range of proprietary, branded products—based on both patented and off-patent technologies—for global crop protection, professional pest control, and lawn and garden markets. Product branding is a prevalent industry practice used to help maintain and grow market share by promoting end-user recognition and product and supplier reputation. Agricultural Products enjoys relatively strong niche positions in crop and non-crop market segments in the Americas, Europe and other parts of the world and derived approximately 79 percent of its revenue from outside North America in 2009.

Insecticides represent the largest product line in the Agricultural Products segment, which include our pyrethroid and carbamate chemistries, in which we maintain leading market positions based on revenues. Our proprietary herbicides have grown significantly over the last several years due to organic growth, new product launches and the in-licensing of new chemistries. Our herbicide portfolio primarily targets niche uses and controls a wide variety of difficult-to-control weeds. We are also evaluating opportunities to enhance our market position in fungicides, so that we can broaden our portfolio across the three major pesticide categories, i.e. insecticides, herbicides and fungicides. In 2009, we successfully acquired the proprietary fungicide Benalaxyl which has an excellent fit in several of our focus market segments.

The following table summarizes the principal product chemistries in Agricultural Products and the principal uses of each chemistry:

			Cotton	Corn	Rice	Cereals	Fruits, Vegetables	Soybeans	Sugar Cane	Tobacco	Oil Seed Rape	Prof.Pest Control Home & Garden
Insecticides	Pyrethroids	permethrin	X	X	X	X	X	X		X		X
		cypermethrin	X	X	X	X	X	X		X		X
		bifenthrin	X	X		X	X	X	X	X	X	X
		zeta-cypermethrin	X	X	X	X	X	X	X		X	X
	Carbamates	carbofuran	X	X	X	X	X	X	X	X
		carbosulfan	X	X	X	X	X	X	X	X
	Other	cadusafos					X			X
Herbicides		carfentrazone-ethyl	X	X	X	X	X	X	X			X
		clomazone	X		X		X	X	X	X	X
		sulfentrazone					X	X	X	X		X
Fungicides		benalaxyl					X			X

Over the last several years, we have entered into a number of agreements with third-party pesticide producers under which we work together to develop, market and/or distribute existing and new pesticide chemistries in various markets. These proprietary chemistries and technologies are complementary to our existing products and market strategies. The chemistries include flonicamid, a unique insecticide for controlling sucking pests, cyazofamid, a novel fungicide for crop and non-crop uses in the Americas, fluthiacet-methyl, a proprietary herbicide for controlling glyphosate-resistant weeds, and acetamiprid for pest control markets in North America. We also have numerous supply and access agreements with third-party producers for other pesticide products including the commercialization of proprietary premixes and combinations.

We access key Western European markets through a Belgian-based pesticide distribution company, Belchim Crop Protection N.V., in which we have an ownership interest. We also have joint venture arrangements with Nufarm Limited in three countries in Eastern Europe, which allows us to capitalize on growth in this part of Europe. In North America, we access the market through several major national and regional distributors. In the large agricultural market of Brazil, we access the market in part through independent distributors and in part, we sell directly to large growers through our own skilled sales and marketing organization. Through these and other alliances, along with our own targeted marketing efforts, access to novel technologies and our innovation initiatives, we expect to maintain and enhance our access in key agricultural and non-crop markets and develop new products that will help us continue to compete effectively.

We maintain competitive manufacturing cost positions through our strategy of sourcing raw materials, intermediates and finished products from third parties in lower-cost manufacturing countries such as China, India and Mexico. We have been implementing this low-cost manufacturing strategy for more than ten years. This strategy has resulted in significant cost savings and lower capital spending, and has reduced the fixed capital intensity of the business. Since its inception through 2009, we estimate that our low-cost manufacturing strategy has produced annual cost savings of approximately $90 million.

Growth

We plan to grow by obtaining new and approved uses for existing product lines and acquiring, accessing, developing, marketing, distributing and/or selling complementary chemistries and/or related technologies in order to enhance and expand our product portfolio and our capabilities to effectively service our target markets and customers. Our growth will depend on our ability to deliver unique innovative solutions to our customers. Over the next several years, growth is anticipated from our proprietary insecticides, herbicides and fungicides, as well as recently-accessed third party chemistries and/or technologies. For our insecticides, we launched a number of new products, expanded labels and/or introduced unique formulations that deliver value-adding solutions to our customers. The continued spread of herbicide-resistant weeds and shifts in weed populations, coupled with several recently launched product formulations, expanded labels, premixes and new chemistries provide growth opportunities for our herbicide product line. The successful development and commercialization of our productivity-enhancing technologies should also contribute to growth over the next three to five years.

Industry Overview

The three principal categories of agricultural and non-crop chemicals are herbicides, representing approximately half of global industry revenue, insecticides, representing approximately a quarter of global industry revenue, and fungicides, representing most of the remaining portion of global industry revenue.

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

The agrochemicals industry has undergone significant consolidation over the past ten years. Leading crop protection companies, Syngenta AG, Bayer AG, Monsanto Company, BASF AG, The Dow Chemical Company and E. I. du Pont de Nemours and Company (DuPont), currently represent approximately 75 percent of the industry’s global sales. Significant drivers for this consolidation have been the growth and grower acceptance of biotechnology employed in row crops, and the escalation of research and development and marketing costs.

The next tier of agrochemical producers, including FMC, Makhteshim-Agan Industries Ltd., Sumitomo Chemical Company Limited, Nufarm Limited, Arysta LifeScience Corporation, United Phosphorous Limited and Cheminova A/S, employ various differentiated strategies and compete by (1) unique technologies, (2) focusing on certain crops, markets and geographies, and/or (3) competitive pricing based on low-cost manufacturing positions. Some of these producers are generic competitors with little or no investment in innovation. There is a growing trend among these producers to partner with one another to gain economies of scale and competitive market access more comparable to larger competitors. Additionally, a number of these companies have grown rapidly through acquisitions of other companies and/or product divestitures from the leading crop protection companies.

Specialty Chemicals

Financial Information (In Millions)

Specialty Chemicals: Revenue and Operating Margin 2005-2009	Specialty Chemicals: Capital Expenditures and Depreciation and Amortization 2005-2009

Overview

Our Specialty Chemicals segment, which represents 27 percent of our 2009 consolidated revenues, is focused on high-performance food ingredients, pharmaceutical excipients and encapsulants, biomedical technologies and lithium specialty products, all of which enjoy solid customer bases and consistent, growing demand. The significant majority of Specialty Chemicals sales are to customers in non-cyclical end markets. We believe that our future growth in this segment will continue to be based on the value-added performance capabilities of these products and our research and development capabilities, as well as on the alliances and the close working relationships we have developed with key global customers.

Products and Markets

Specialty Chemicals: 2009 Sales Mix	Specialty Chemicals: 2009 Revenue by Region

BioPolymer

BioPolymer is organized around the food, pharmaceutical and biomedical device markets, and is a key supplier to many companies in these markets. Many of BioPolymer’s customers in the food and pharmaceutical markets have come to rely on us for the majority of their supply requirements for these product lines. We believe that such reliance is based on our innovative solutions and operational quality.

BioPolymer is a supplier of microcrystalline cellulose (MCC), carrageenan and alginates—ingredients that have high value-added applications in the production of food, pharmaceutical and other specialty consumer and industrial products. MCC, processed from specialty grades of both hardwood pulp and softwood pulp, provides binding and disintegrant properties for dry tablets and capsules and has unique functionality that improves the texture and stability of many food products. Carrageenan and alginates, both processed from seaweed, are used in a wide variety of food, pharmaceutical, nutraceutical and biopharmaceutical applications, which provides alginate and carrageenan-based encapsulant technologies for pharmaceutical and nutraceutical uses. In our Novamatrix business we are developing technology platforms within biomedical markets which develop and provide ultrapure biopolymers and application know-how for biomedical devices. The following chart summarizes the markets for BioPolymer’s products and our chemistries in each market:

		Microcrystalline cellulose	Carrageenan	Alginates	Other
Food	Beverage	X	X	X
	Dairy	X	X	X
	Convenience foods	X	X	X	X
	Meat and poultry		X	X
	Pet food and other	X	X	X
Pharmaceutical	Tablet binding and coating	X	X	X	X
	Anti-reflux			X
	Liquid suspension	X	X
	Oral care		X
	Cosmetic care	X	X	X	X
	Oral dose forms		X	X	X
Novamatrix	Biomedical			X	X

Lithium

Lithium is a vertically-integrated technology business, based on both inorganic and organic lithium chemistries. While lithium is sold into a variety of end-markets, we have focused our efforts on energy storage, specialty polymers and pharmaceuticals.

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

The following chart summarizes the major markets for various lithium products:

	Primary Inorganics	Specialty Inorganics	Lithium Metal/ Ion Battery Materials	Organometallics	Intermediates
Fine Chemicals Pharmaceuticals, agricultural products	X		X	X	X
Polymers Elastomers, synthetic rubbers, industrial coatings				X	X
Energy Storage Non-rechargeable batteries, lithium ion batteries (rechargeable)	X	X	X
Other Glass & ceramics, construction, greases & lubricants, air treatment, pool water treatment	X	X

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

Within the entire food ingredients market, there are a relatively large number of suppliers, due principally to the broad spectrum of chemistries employed. Segment leadership, global position and investment in technology are key factors to sustaining profitability. In addition, larger suppliers may often provide a broader product line and a range of services to food companies including functional systems or blends. The top suppliers of TSPS ingredients include FMC, Danisco A/S, DuPont, J.M. Huber Corporation, Kerry Group plc, Cargill Incorporated, DGF Stoess AG, and Tate & Lyle PLC.

Pharmaceutical Ingredients

Our BioPolymer business sells formulation ingredients to the pharmaceutical industry. Our raw materials function as binders, disintegrants, suspending agents and control release compounds in the production of both solid and liquid pharmaceutical products.

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

Lithium

Lithium is a highly versatile metal with diverse end-use markets including glass/ceramics, aluminum production, pharmaceuticals, polymers and both rechargeable and disposable batteries. The markets for lithium chemicals are global with significant demand growth occurring outside the U.S. in Japan, China and South Korea. We market a wide variety of lithium-based products ranging from upstream commodity lithium carbonate to highly specialized downstream products such as organolithium compounds and high value materials for batteries.

There are only three key producers of lithium: FMC, Rockwood Holdings, Inc., and Sociedad Química y Minera de Chile S.A., all of which produce lithium carbonate. FMC has a stronger presence in downstream lithium specialties where Rockwood is the primary competitor.

Industrial Chemicals

Financial Information (In millions)

Industrial Chemicals: Revenue and Operating Margin 2005-2009	Industrial Chemicals: Capital Expenditures and Depreciation and Amortization 2005-2009

Overview

Our Industrial Chemicals segment, which represents 36 percent of our 2009 consolidated revenues, has low-cost positions in high volume inorganic chemicals including soda ash and hydrogen peroxide, complemented by high value, niche positions in specialty alkali, phosphorus and peroxygen products.

Products and Markets

Industrial Chemicals: 2009 Sales Mix	Industrial Chemicals: 2009 Revenue by Region Mix

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

We mine and produce natural soda ash using proprietary, low-cost mining technologies, such as longwall and solution mining, which, we believe, give us the lowest cost position. Our two production sites in Green River, Wyoming have the name plate capacity to produce approximately 4.85 million tons of soda ash annually, with approximately 1.3 million tons of this capacity currently mothballed at December 31, 2009. For the past several years, the U.S. soda ash industry was essentially sold out. As a result of this condition, during 2005 and 2006 we restarted 500,000 tons of previously mothballed capacity to meet the increase in demand driven by the growth in export markets. In February, 2008 we announced the recommissioning of the remaining mothballed capacity in Green River, Wyoming. Approximately 100,000 tons of this capacity was commissioned prior to the end of 2008. We expected the remaining capacity, approximately 700,000 tons per year, to be fully online by 2012/2013 depending on export demand growth. However, with the economic downturn in 2009 resulting in a drop in soda ash demand, we again mothballed the Granger facility and consolidated all of our soda ash production at the Westvaco facility. We will restart the Granger operation as soda ash export market conditions warrant its re-start.

Peroxygens

We produce hydrogen peroxide at production facilities in the United States and Canada, and, as described below, through our wholly-owned Foret subsidiary, in Spain and the Netherlands. We also participate in a joint venture company in Thailand. We sell hydrogen peroxide into the pulp and paper industry, and increasingly to the chemical processing, environmental, electronics and food industries. We are a leading North American producer of hydrogen peroxide due in part to our broad product line, geographically-advantaged plant locations, state-of-the-art processing technology and superior customer service. Hydrogen peroxide represents approximately 65 percent of our peroxygens sales.

Our specialty peroxygens business supplies persulfate products primarily to polymer, printed circuit board, hair care and soil remediation markets. Peracetic acid is predominantly supplied to the food industry for biocidal applications. Typically, we compete as a specialty player where we believe that we are differentiated by our strong technical expertise, unique process technology, intellectual property and geographic location.

Foret

Our European subsidiary, FMC Foret, S.A. (“Foret”), headquartered near Barcelona, Spain, is a leading provider of chemical products to the detergent, paper, textile, mining, and chemical industries. Foret operates six manufacturing facilities across Europe, with market positions in phosphates, hydrogen peroxide, percarbonates, zeolites and silicates. Foret’s sales efforts are focused in Europe, Africa and the Middle East, and in South America mainly via Tripoliven, our Venezuelan joint-venture, in which Foret holds a minority participation.

Industry Overview

We primarily participate in three product areas: soda ash, peroxygens and phosphorus chemicals. These products are generally inorganic and are generally commodities that, in many cases, have few cost-effective substitutes. Growth is typically a function of industrial production in developed economies and a function of the rate of industrialization in developing economies in the export markets. Pricing tends to reflect the supply and demand balance as producers add or reduce capacity in response to demand changes.

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

Because of the processing cost advantages of trona and the large natural reserves of trona in the U.S., particularly in Green River, Wyoming, all U.S. soda ash is naturally produced. By contrast, due to a lack of trona, the majority of the soda ash that is manufactured in the rest of the world is produced synthetically. Other U.S. producers are OCI Chemical Corporation, Solvay S.A., The General Chemical Group Inc., in which a majority stake is owned by Tata Chemicals Limited, and Nirma Limited.

Approximately 50 percent of U.S. soda ash production served export markets in 2009, with approximately 24 percent of U.S. soda ash production exported through the American Natural Soda Ash Corporation (“ANSAC”). ANSAC is the foreign sales association of Wyoming U.S. soda ash producers established in 1983 under the Webb-Pomerene Act and subsequent legislation. Since its creation, ANSAC has been successful in coordinating soda ash exports, taking advantage of the inherent cost benefits of U.S. produced natural soda ash and leveraging its large scale of operations to the benefit of its member companies. Consequently, U.S. exports of soda ash have increased over threefold in the last 25 years.

Peroxygens

Hydrogen peroxide is typically sold for use as a bleach or oxidizer. As such, it often competes with other chemicals capable of performing similar functions. Some of our specialty peroxygen derivatives (e.g., persulfates and percarbonates) also function as bleaching or oxidizing agents. Environmental regulations, regional cost differences primarily due to transportation costs, and technical differences in product performance factor into the decision to use hydrogen peroxide or one of its derivatives rather than another product. Since these considerations vary by region, the consumption patterns vary in different parts of the world. Hydrogen peroxide is sold in aqueous solutions, usually 70 percent, 50 percent or 35 percent by weight.

The North American pulp and paper industry represents approximately 65 percent of North American demand for hydrogen peroxide. In this market, hydrogen peroxide is used as an environmentally friendly bleaching agent to brighten chemical, mechanical, and recycled pulps, as well as treat a wide range of mill pollutants in the waste stream. The North American paper market is mature and new investment in pulp and paper capacity is largely focused in Asia and South America. The other North American hydrogen peroxide producers are EKA, a wholly owned subsidiary of Akzo Nobel N.V, Arkema Inc., Evonik Industries AG, Kemira Ovj, and Solvay S.A.

Phosphorous Chemicals

We participate in this business in Europe, the Middle East, Africa and South America through Foret. Major competitors include Societe Chimique Alkimia S.A., Thermphos International BV, Prayon Rupel, S.A. and various Chinese producers. Phosphorous chemicals are used in many industrial applications in a wide array of chemical compounds.

Overall growth in demand for phosphorous chemicals tends to correlate with Gross Domestic Product (“GDP”). Purified phosphoric acid (PPA) and phosphate salts (e.g., sodium phosphates and calcium phosphates) are sold into many markets including detergents, cleaning compounds and animal feed.

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

Over the next few years, demand growth for phosphorous chemicals is generally expected to grow with GDP with relatively higher growth in newly industrializing regions.

Source and Availability of Raw Materials

Our raw material requirements vary by business segment and include mineral-related natural resources (trona ore and lithium brines), processed chemicals, seaweed, specialty wood pulps and energy sources such as gas, coal, oil and electricity. Raw materials represented approximately 29 percent of our 2009 costs of sales and services, and no one raw material represented more than nine percent of our total raw material purchases.

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

Patents

We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to our business. We do not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on the overall business of FMC. The duration of our patents depends on their respective jurisdictions. Their expiration dates range through 2029.

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

Competition

We have a number one or number two market position in many of our product lines, based on revenue, either globally or in North America, largely as a result of our product offerings, proprietary technologies and our position as a low-cost producer. The following product lines accounted for the majority of our 2009 consolidated revenue. Market positions are based on the most recently available revenue data.

Agricultural Products		Specialty Chemicals		Industrial Chemicals
Product Line	Market Position	Product Line	Market Position	Product Line	Market Position
Pyrethroids	#2 in North America	Microcrystalline cellulose	#1 globally	Soda ash	#1 in North America
Carbofuran	#1 globally	Carrageenan	#1 globally	Persulfates	#1 in North America
		Alginates	#1 globally
		Lithium specialties	#2 globally

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

With significant positions in markets that include alginate, carrageenan, microcrystalline cellulose and lithium-based products, our Specialty Chemicals segment competes on the basis of product differentiation, market applications expertise, customer service and price. BioPolymer competes with both direct suppliers of cellulose and seaweed extract as well as suppliers of other hydrocolloids, which may provide similar functionality in specific applications. In microcrystalline cellulose, competitors are typically smaller than us, while in seaweed extracts (carrageenan and alginates), we compete with other broad-based chemical companies. We and each of our two most significant competitors in lithium extract the element from naturally occurring lithium-rich brines located in the Andes Mountains of Argentina and Chile which are believed to be the world’s most significant and lowest cost sources of lithium.

Our Industrial Chemicals segment serves the soda ash markets worldwide, the peroxygens markets predominantly in North America and Europe and the phosphorus markets in Europe, the Middle East and Latin America. In North America, our soda ash business competes with four domestic producers of natural soda ash, three of which operate in the vicinity of our mine and processing facilities near Green River, Wyoming. Outside of the U.S, Canada, Europe and South Africa, we sell soda ash mainly through ANSAC. Internationally, our natural soda ash competes with synthetic soda ash manufactured by numerous producers, ranging from integrated multinational companies to smaller regional companies. We maintain a leading position in the North American market for hydrogen peroxide, especially in specialty segments. There are currently five other firms competing in the hydrogen peroxide market in North America but most of them focus primarily on the commodity pulp and paper segment. The primary competitive factor affecting the sales of soda ash and hydrogen peroxide to commodity markets is price. We seek to maintain our competitive position by employing low cost processing technology. At Foret, we possess strong cost and market positions in phosphates, percarbonate, peroxygens, zeolites and silicates. In each of these markets we face significant competition from a range of multinational and regional chemical producers. Competition in phosphorus chemicals is based primarily on price and to a lesser degree product differentiation.

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

	Year Ended December 31,
	2009	2008	2007
	(in Millions)
Agricultural Products	$73.1	$70.6	$69.7
Specialty Chemicals	12.9	14.9	17.0
Industrial Chemicals	6.8	8.3	7.9

Total	$92.8	$93.8	$94.6

Environmental Laws and Regulations

A discussion of environmental related factors can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10 “Environmental” in the notes to our consolidated financial statements included in this Form 10-K.

Employees

We employ approximately 4,800 people, with approximately 2,300 people in our domestic operations and 2,500 people in our foreign operations. Approximately 33 percent of our U.S.-based employees and 35 percent of our foreign-based employees are represented by collective bargaining agreements. We have successfully concluded virtually all of our recent contract negotiations without a work stoppage. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. We cannot predict, however, the outcome of future contract negotiations. In 2010, we have five collective-bargaining agreements expiring. These contracts affect approximately 28 percent of U.S.-based employees and 28 percent of foreign-based employees.

Securities and Exchange Commission Filings

Securities and Exchange Commission (SEC) filings are available free of charge on our website, www.fmc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted as soon as practicable after we furnish such materials to the SEC.

In accordance with the New York Stock Exchange (NYSE) rules, on May 18, 2009, the Company filed our certification by our Chief Executive Officer (CEO) that, as of the date of the certification, he was unaware of any violation by FMC of the NYSE’s corporate governance listing standards. We also file with each Form 10-Q and our Form 10-K certifications by the CEO and Chief Financial Officer under sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1A.	RISK FACTORS

Among the factors that could have an impact on our ability to achieve operating results and meet our other goals are:

Worldwide Recession and Disruption of Financial Markets:

•

The recent worldwide financial and credit market disruptions reduced the availability of liquidity and credit generally necessary to fund a continuation and expansion of global economic activity. The shortage of liquidity and credit combined with substantial losses in equity markets led to a worldwide economic recession. While we have seen signs of recovery, the general slowdown in economic activity caused by an extended recession could adversely affect our business. A continuation or worsening of the current difficult financial and economic conditions could adversely affect our customers’ ability to meet the terms of sale or our suppliers’ ability to fully perform their commitments to us.

Industry Risks:

Pricing and volumes in our markets are sensitive to a number of industry specific and global issues and events including:

•

Capacity utilization—Our businesses are sensitive to industry capacity utilization, particularly in our Industrial Chemicals business. As a result, pricing tends to fluctuate when capacity utilization changes occur within our industry.

•

Competition—All of our segments face competition, which could affect our ability to maintain/raise prices, successfully enter certain markets or retain our market position. Additionally, in Agricultural Products, competition from genetically modified products (GMO) as well as generic producers has increased. Generics are driven by the number of significant product patents that have expired in the last decade.

•

Changes in our customer base—Our customer base has the potential to change, especially when long term supply contracts are renegotiated. Our Industrial Chemicals and Specialty Chemicals businesses are most sensitive to this risk.

•

Climatic conditions—Our Agricultural Products markets are affected by climatic conditions, which could adversely impact crop pricing and pest infestations. The nature of these events makes them difficult to predict.

•

Changing regulatory environment—Changes in the regulatory environment, particularly in the United States, Brazil and the European Union, could adversely impact our ability to continue selling certain products in our domestic and foreign markets. Our Agricultural Products business is most sensitive to this general regulatory risk. In the European Union, the regulatory risk specifically includes the new chemicals regulation known as REACH (Registration, Evaluation, and Authorization of Chemicals), which will affect each of our business segments to varying degrees. The fundamental principle behind this regulation is that manufacturers must verify that their chemicals can be marketed safely through a special registration system.

•

Climate change regulation—Changes in the regulation of greenhouse gases, depending on their nature and scope, could subject our manufacturing operations, particularly certain Industrial Chemicals operations in the United States, to significant additional costs or limits on operations.

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

FMC leases executive offices in Philadelphia, Pennsylvania and operates 34 manufacturing facilities and mines in 18 countries. Our major research and development facility is in Ewing, New Jersey.

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

We believe our facilities meet present requirements and are in good operating condition. The number and location of our owned or leased production properties for continuing operations are:

	United States	Latin America and Canada	Western Europe	Asia- Pacific	Total
Agricultural Products	2	1	—	3	6
Specialty Chemicals	3	2	7	6	18
Industrial Chemicals	3	1	6	—	10

Total	8	4	13	9	34

ITEM 3.	LEGAL PROCEEDINGS

Like hundreds of other industrial companies, we have been named as one of many defendants in asbestos-related personal injury litigation. Most of these cases allege personal injury or death resulting from exposure to asbestos in premises of FMC or to asbestos-containing components installed in machinery or equipment manufactured or sold by discontinued operations. The machinery and equipment businesses we owned or operated did not fabricate the asbestos-containing component parts at issue in the litigation, and to this day, neither the U.S. Occupational Safety and Health Administration nor the Environmental Protection Agency has banned the use of these components. Further, the asbestos-containing parts for this machinery and equipment were accessible only at the time of infrequent repair and maintenance. Recently, a few jurisdictions have permitted claims to proceed against equipment manufacturers relating to insulation installed by other companies on such machinery and equipment. We believe that, overall, the claims against FMC are without merit. Indeed, the bulk of the claims against us to date have been dismissed without payment.

As of December 31, 2009, there were approximately 22,000 premises and product asbestos claims pending against FMC in several jurisdictions. To date, we have had discharged approximately 85,000 asbestos claims against FMC, the overwhelming majority of which have been dismissed without any payment to the plaintiff. Settlements by us with claimants to date have totaled approximately $31 million.

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

See Note 1 “Principal Accounting Policies and Related Financial Information—Environmental Obligations,” Note 10 “Environmental” and Note 18 “Commitments, Guarantees and Contingent Liabilities” in the notes to our consolidated financial statements beginning on page 61, page 80 and page 107, respectively, included in this Form 10-K, the content of which are incorporated by reference to this Item 3.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of FMC Corporation, the offices currently held by them, their business experience since at least January 1, 2003 and earlier and their ages as of December 31, 2009, are as follows:

Name	Age on 12/31/2009	Office, year of election and other information
Pierre R. Brondeau	52

President and Chief Executive Officer, Director (10-present); President and Chief Executive Officer of Dow Advanced Materials, a specialty materials company (09); President and Chief Operating Officer of Rohm and Haas Company, a predecessor of Dow Advanced Materials (08); Executive Vice President and Business Group Executive, Electronic Materials and Specialty Materials (07); Vice President and Business Group Executive, Electronic Materials, (03); President and Chief Executive Officer, Rohm and Haas Electronic Materials LLC and Regional Director, Europe, (03); Board Member, Tyco Electronics (07-Present)

W. Kim Foster	61

Senior Vice President and Chief Financial Officer (01-present); Vice President and General Manager—Agricultural Products Group (98); Director, International, Agricultural Products Group (96); General Manager, Airport Products and Systems Division (91); Board member, Hexcel Corporation (07-present)

Andrea E. Utecht	61	Vice President, General Counsel and Secretary (01-present); Senior Vice President, Secretary and General Counsel, Atofina Chemicals, Inc. (96)
Theodore H. Butz	51

Vice President and General Manager—Specialty Chemicals Group (03-present); General Manager, BioPolymer Division (99); General Manager, Food Ingredients Division (96); Director BioProducts and Group Development, Specialty Chemicals (95)

Milton Steele	61

Vice President and General Manager Agricultural Products Group (01-present); International Director, Agricultural Products (99); General Manager Bio Product Division (98); General Manager, Asia Pacific (96); Area Manager, Asia Pacific (92)

D. Michael Wilson	47

Vice President and General Manager—Industrial Chemicals Group (03-present); General Manager Lithium Division (97); Vice President and General Manager, Technical Specialty Papers Division, Wausau Paper Corporation (96); Vice President Sales and Marketing, Rexam, Inc. (93)

Thomas C. Deas, Jr.	59

Vice President and Treasurer (01-present); Vice President, Treasurer and CFO, Applied Tech Products Corp. (98); Vice President, Treasurer and CFO, Airgas, Inc. (97); Vice President, Treasurer and CFO, Maritrans, Inc. (96); Vice President—Treasury and Assistant Treasurer, Scott Paper Company (88)

Graham R. Wood	56	Vice President, Corporate Controller (01-Present); Group Controller—Agricultural Products Group (99); Chief Financial Officer—European Region (97); Group Controller—FMC Foodtech (93)

All officers are elected to hold office for one year or until their successors are elected and qualified. No family relationships exist among any of the above-listed officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. The above-listed officers have not been involved in any legal proceedings during the past ten years of a nature for which the Securities and Exchange Commission requires disclosure that are material to an evaluation of the ability or integrity of any such officer.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FMC common stock of $0.10 par value is traded on the New York Stock Exchange and the Chicago Stock Exchange (Symbol: FMC). There were 4,238 registered common stockholders as of December 31, 2009. Presented below are the 2009 and 2008 quarterly summaries of the high and low prices of the company’s common stock. Total cash dividends of $36.3 million, $34.4 million and $29.7 million were paid in 2009, 2008 and 2007, respectively. The following table sets forth, for the indicated periods, the high and low price ranges of our common stock.

Common stock prices:	2009				2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$52.00	$56.25	$58.13	$57.75	$59.86	$80.23	$77.82	$51.71
Low	$34.90	$41.50	$40.69	$49.53	$46.36	$54.73	$49.19	$28.53

FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Tuesday, April 27, 2010, at Top of the Tower, 1717 Arch Street, 50th Floor, Philadelphia, PA 19103. Notice of the meeting, together with proxy materials, will be mailed approximately 30 days prior to the meeting to stockholders of record as of March 2, 2010.

Transfer Agent and Registrar of Stock:	Wells Fargo Shareowner Services
Attn: Manager of Account Administration
161 North Concord Exchange
South St. Paul, Minnesota 55075-1139

Stockholder Return Performance Presentation

The graph that follows shall not be deemed to be incorporated by reference into any filing made by FMC under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The following Stockholder Performance Graph compares the five-year cumulative total return on FMC’s Common Stock for the period from January 1, 2005 to December 31, 2009 with the S&P 500 Index and the S&P 500 Chemicals Index. The comparison assumes $100 was invested on December 31, 2004 in FMC’s Common Stock and in both of the indices, and the reinvestment of all dividends.

In August 2009, FMC’s Common Stock was added to the S&P 500 Index and the S&P 500 Chemicals Index and is no longer included in the S&P Midcap 400 Index or the S&P 400 Chemicals Index. For the five year period shown in the Stockholder Performance Graph, there was no material difference in the performance of our former broad market index and industry group index, on the one hand, and our new broad market index and industry group index, on the other hand.

	2004	2005	2006	2007	2008	2009
FMC Corporation	100.00	110.08	159.98	229.70	190.37	239.44
S&P 500 Index	100.00	104.83	121.20	127.85	81.15	102.20
S&P 500 Chemicals Index	100.00	99.37	115.84	146.81	88.80	127.96

For the three and twelve months ended December 31, 2009, we made the following share repurchases:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Per Share	Publicly Announced Program
			Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
Q1 2009	26,844	$43.51	—	$—	$224,808,309
Q2 2009	297,315	$50.45	297,315	$14,999,981	$209,808,328
Q3 2009	387,366	$51.57	387,366	$19,999,970	$189,808,358
October 1-31, 2009	11,368	$50.19	—	—	$189,808,358
November 1-30, 2009	242	$51.10	—	—	$189,808,358
December 1-31, 2009	1,313	$56.68	—	—	$189,808,358

Q4 2009	12,923	$50.87	—	—	$189,808,358

Total 2009	724,448	$50.80	684,681	$34,999,951	$189,808,358

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over the next two years. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the twelve months ended December 31, 2009, we repurchased 684,681 shares under the publicly announced repurchase program for $35.0 million. We also reacquire shares from time to time from employees and non-employee directors to pay taxes owed in connection with the vesting and exercise of awards under our equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial and other data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2009, are derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2009.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(in Millions, except per share data and ratios)
Income Statement Data:
Revenue	$2,826.6	$3,115.3	$2,632.9	$2,345.9	$2,146.0

Income from continuing operations before equity in (earnings) loss of affiliates, investment gains, interest income and expense, loss on extinguishment of debt, income taxes and cumulative effect of change in accounting principle	334.7	500.7	228.0	250.8	235.3

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	310.0	471.9	195.3	220.2	196.6

Income from continuing operations before cumulative effect of change in accounting principle	257.0	346.5	166.3	151.9	115.9
Discontinued operations, net of income taxes (1)	(18.2)	(24.9)	(24.3)	(12.8)	6.1
Cumulative effect of change in accounting principle, net of income taxes (2)	—	—	—	—	(0.5)

Net income	238.8	321.6	142.0	139.1	121.5
Less: Net income attributable to noncontrolling interest	10.3	17.0	9.6	7.8	7.5

Net income attributable to FMC stockholders	$228.5	$304.6	$132.4	$131.3	$114.0

Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	246.7	329.5	156.7	144.1	108.4
Discontinued operations, net of income taxes	(18.2)	(24.9)	(24.3)	(12.8)	6.1
Cumulative effect of change in accounting principle, net of income taxes (2)	—	—	—	—	(0.5)

Net income	$228.5	$304.6	$132.4	$131.3	$114.0

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$3.40	$4.44	$2.06	$1.86	$1.42
Discontinued operations	(0.25)	(0.34)	(0.32)	(0.17)	0.08
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)

Net earnings per common share	$3.15	$4.10	$1.74	$1.69	$1.49

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$3.37	$4.35	$2.02	$1.82	$1.38
Discontinued operations	(0.25)	(0.33)	(0.31)	(0.16)	0.08
Cumulative effect of change in accounting principle	—	—	—	—	(0.01)

Net earnings per common share	$3.12	$4.02	$1.71	$1.66	$1.45

Balance Sheet Data:
Total assets	$3,136.2	$2,993.9	$2,733.4	$2,740.7	$2,745.3
Long-term debt	$610.5	$595.0	$497.3	$576.0	$640.7

Other Data:
Ratio of earnings to fixed charges (3)	9.2x	11.6x	5.1x	5.3x	2.5x
Cash dividends declared per share	$0.500	$0.480	$0.405	$0.360	$—

Footnotes:

(1)	Discontinued operations, net of income taxes includes the following items related to our discontinued businesses: gains and losses related to adjustments to our estimates of our liabilities for environmental exposures, general liability, workers’ compensation, postretirement benefit obligations, legal defense, property maintenance and other costs, losses for the settlement of litigation and gains related to property sales.
(2)	On December 31, 2005, we adopted new accounting guidance related to accounting for conditional asset retirement obligations. The cumulative effect of adoption was an after-tax charge of $0.5 million.
(3)	In calculating this ratio, earnings consist of income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle plus interest expense, amortization expense related to debt discounts, fees and expenses, amortization of capitalized interest, interest included in rental expenses (assumed to be one-third of rent) and equity in (earnings) loss of affiliates. Fixed charges consist of interest expense, amortization of debt discounts, fees and expenses, interest capitalized as part of fixed assets and interest included in rental expenses.

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

Overview

We are a diversified, global chemical company providing innovative solutions, applications and market leading products to a wide variety of markets. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Our Agricultural Products segment develops, markets and sells all three major classes of crop protection chemicals—insecticides, herbicides, and fungicides—with particular strength in insecticides and herbicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as pest control in non-agricultural markets. Specialty Chemicals consists of our BioPolymer and Lithium businesses and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding, encapsulation and disintegrant applications, ultrapure biopolymers for medical devices and lithium specialties for pharmaceutical synthesis, specialty polymers and energy storage. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens and phosphorus chemicals.

2009 Highlights

Our businesses this year have each been affected by the downturn in the global economy but to varying degrees. Revenues in the aggregate are down nine percent versus 2008. Our Industrial Chemicals segment has been the most impacted with revenues down 21 percent as a result of lower volume due to weak global demand particularly in end markets for flat glass, detergents and pulp and paper. Our Specialty Chemicals segment had mixed results with lithium volumes down on weak end markets in industrial and electronics. BioPolymer continued to grow revenue based on good commercial performance and the alginates acquisition made in the third quarter of 2008. Our Agricultural Products segment also had mixed results as lower revenues in Europe and Asia were mostly offset by growth in the Americas.

Despite the lower revenues, we did have higher operating profits compared to the prior year in both our Agricultural Products and Specialty Chemicals segments of 18 percent and five percent, respectively. However the decrease in revenues due to volume declines across our Industrial Chemicals businesses led to a decrease in operating profits in this segment of 55 percent from prior year. See “Segment Results” section starting on page 30 for further discussion on the results of our operating segments.

In response to these weaker market conditions, we made a number of decisions this year to realign some of our operating assets. During the first quarter, we made the decision to shut down the peroxygens manufacturing facility in Santa Clara, Mexico and the lithium facility in Bayport, Texas. During the second quarter, we decided to shut down Foret’s operations in Barcelona, Spain and in the third quarter, we made the decision to curtail soda ash operations at our Granger, Wyoming facility and to shut down our Lithium metal production unit in Bromborough, UK. As a result of these decisions, we incurred significantly higher restructuring and other income (charges) in 2009 compared to 2008.

During the first half of 2009, we completed two acquisitions in our Agricultural Products business. We acquired the CB Professional Products line of insect control products from Waterbury Companies, Inc. and the proprietary fungicide Benalaxyl from Isagro S.p.A. Both of these acquisitions fit our strategic goal of offering an expanding product portfolio in focused markets. Additionally, we announced plans at the beginning of this year to realign our BioPolymer alginates manufacturing operations in Norway and the United Kingdom as the company continues the integration of the International Specialty Products (ISP) alginates business acquired in August 2008.

2010 Outlook

In 2010, despite what is expected to be a tempered recovery of the downturn in global economic conditions experienced in 2009, we expect a year of solid performance. We expect to have an increase to our revenues driven by higher volumes in most regions, particularly Brazil, in our Agricultural Products segment, volume growth and higher selling prices in Biopolymer in our Specialty Chemicals segment and flat revenue in our Industrial Chemicals segment driven by stronger volumes but offset by reduced selling prices.

We expect an increase in earnings, driven by higher sales in our Agricultural Products segment, volume driven growth and productivity improvements in our Specialty Chemicals segment and volume growth and favorable raw material and energy costs in our Industrial Chemicals segment. Our earnings growth is expected to be offset by less favorable product and geographic mix and increased spending on growth initiatives in our Agricultural Products segment, reduced selling prices in our Industrial Chemicals segment and higher pension expenses. We expect cash flow from our business segments to remain strong.

Results of Operations—2009, 2008 and 2007

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

	Year Ended December 31,
	2009	2008	2007
	(in Millions)
Revenue
Agricultural Products	$1,051.6	$1,058.7	$889.7
Specialty Chemicals	753.1	764.5	659.5
Industrial Chemicals	1,026.7	1,296.9	1,087.1
Eliminations	(5.2)	(4.8)	(3.4)

Total	$2,826.2	$3,115.3	$2,632.9

Income (loss) from continuing operations before income taxes
Agricultural Products	$289.0	$245.2	$207.0
Specialty Chemicals	159.6	152.0	142.7
Industrial Chemicals	89.7	201.4	92.5
Eliminations	(0.1)	(0.1)	—

Segment operating profit (1)	538.2	598.5	442.2
Corporate	(44.1)	(49.8)	(52.3)
Other income (expense), net	(27.5)	(8.6)	(12.0)
Interest expense, net	(27.0)	(31.9)	(34.9)
Corporate special income (charges):
Restructuring and other income (charges)	(132.8)	(49.6)	(164.9)
Impairment of Perorsa joint venture	—	(1.4)	—
LIFO inventory correction adjustment	—	—	6.1
Purchase accounting inventory fair value impact and other related inventory adjustments	(7.1)	(2.3)	—
Gain from Astaris joint venture	—	—	0.4
Noncontrolling interest associated with restructuring and other income (charges)	—	—	1.4
Loss on extinguishment of debt	—	—	(0.3)
Provision for income taxes	(53.0)	(125.4)	(29.0)
Discontinued operations, net of income taxes	(18.2)	(24.9)	(24.3)

Net income attributable to FMC stockholders	$228.5	$304.6	$132.4

(1)	Results for all segments are net of noncontrolling interests in 2009, 2008 and 2007 of $10.3 million, $17.0 million and $11.0 million, respectively. The majority of these noncontrolling interests pertain to our Industrial Chemicals segment.

The below chart, which is provided to assist the readers of our financial statements, depicts certain after-tax charges (gains). These items are excluded by us in the measures we use to evaluate business performance and determine certain performance-based compensation. These after-tax items are discussed in detail within the “Other results of operations” section that follows. Additionally, the below chart discloses our Non-GAAP financial measure “After-tax income from continuing operations, excluding restructuring and other income and charges” reconciled from the GAAP financial measure “Net income attributable to FMC stockholders”. We believe that this measure provides useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP.

	Year Ended December 31,
	2009	2008	2007
	(in Millions)
Net income attributable to FMC stockholders	$228.5	$304.6	$132.4
Corporate special charges (income), pre-tax	139.9	53.3	157.0
Income tax expense (benefit) on Corporate special charges (income)	(38.8)	(23.0)	(58.8)

Corporate special charges (income), net of income taxes	101.1	30.3	98.2
Loss on extinguishment of debt, net of income taxes	—	—	0.2
Discontinued operations, net of income taxes	18.2	24.9	24.3
Tax adjustments	(43.7)	(8.7)	(15.4)

After-tax income from continuing operations excluding restructuring and other income and charges	$304.1	$351.1	$239.7

Year Ended December 31, 2009 compared to December 31, 2008

In the following discussion, “year” refers to the year ended December 31, 2009 and “prior year” refers to the year ended December 31, 2008. Additionally, in the discussion below, please refer to our chart on page 29 under “Overview”. All comparisons are between the periods unless otherwise noted.

Segment Results

For management purposes, segment operating profit is defined as segment revenue less operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses and research and development expenses). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (income), investment gains and losses, loss on extinguishment of debt, asset impairments, LIFO inventory adjustments, amortization of inventory step-up from business acquisitions and other related inventory adjustments, and other income and expense items.

Information about how each of these items relates to our businesses at the segment level and results by segment are discussed below and in Note 19 to our consolidated financial statements included in this Form 10-K.

Agricultural Products

	Year Ended December 31,		Increase/ (Decrease)
	2009	2008	$	%
	(in Millions)
Revenue	$1,051.6	$1,058.7	$(7.1)	(1)%
Operating Profit	289.0	245.2	43.8	18

Revenue of $1,051.6 million was one percent lower than the prior year period as sales gains in North America, Latin America (which is primarily Brazil) and non-crop markets and generally higher pricing across the entire business were more than fully offset by lower sales in Europe and Asia, which also included unfavorable currency impacts in these two regions. North American revenues increased three percent on new product introductions, price increases and sales from the CB Professional Products line acquisition. Revenues in Europe declined 11 percent due to weaker markets and unfavorable currency impacts. In Latin America, revenues increased two percent primarily due to improved second half market conditions in Brazil, partially offset by unfavorable currency impacts. In Asia, revenues declined two percent due mainly to unfavorable weather conditions, weak pest pressures and unfavorable currency impacts.

Segment operating profit of $289.0 million was 18 percent higher than the prior year, driven by growth from new products, particularly in North America and Brazil, better second half market conditions in Brazil, higher selling prices in most regions, continued global supply chain productivity improvements, the benefit of indirect tax recoveries in Brazil, lower raw material costs and lower selling and administrative expenses.

In 2010, we expect full-year revenue growth in the mid-single digits, reflecting increased volumes in most regions, particularly in Brazil, due to projected improving market conditions and growth in new and recently introduced products. Full-year segment operating profit growth is expected in the mid to high single digits as a result of higher projected sales in most regions, partially offset by less favorable product and geographic mix, and increased spending on growth initiatives.

Certain Regulatory Issues

In our Agricultural Products segment, several products are undergoing re-registration in the U.S. and/or a comparable regulatory review by the European Union (“EU”) governmental authorities. In August 2006, the U.S. Environmental Protection Agency issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide. The IRED proposes cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses while maintaining tolerances for imported commodities (bananas, coffee, rice and sugarcane). The EPA reiterated its proposal in January 2008 with the issuance of a draft Notice of Intent to Cancel. In February 2008, the EPA convened a Scientific Advisory Panel meeting to evaluate scientific issues relevant to the draft Notice of Intent to Cancel carbofuran. Separately, the U.S. Department of Agriculture issued its comments on the draft cancellation notice, stating that carbofuran should continue to be registered. On July 24, 2008, the EPA published a proposal to revoke all carbofuran tolerances under the Federal Food Drug and Cosmetic Act in advance of any issuance of a final Notice of Intent to Cancel under the federal pesticide law. We responded to that notice, expressing our strong disagreement with the EPA’s proposal to revoke tolerances and our belief that carbofuran residues on food do not pose a threat to human health. In May 2009, the EPA published its final revocation of all carbofuran tolerances effective December 31, 2009. We filed our objections to this revocation and requested a hearing before an administrative law judge. On October 30, 2009, EPA issued its decision to deny our objections and request for a hearing. We believe that we are entitled to a hearing and we have challenged this decision by seeking judicial review in the U.S. federal courts. The Court of Appeals granted expedited review of our case and will hear arguments in Spring 2010. In light of the December 31, 2009 tolerance revocation, FMC has now ceased sales of carbofuran in the United States. FMC’s sales of carbofuran in the United States are not significant. The outcome of any litigation to compel a hearing is uncertain. We do not know the EPA’s timing on a final Notice of Intent to Cancel the carbofuran registration, though the EPA has said it intends to issue such notice after the tolerance revocation decision.

In June 2007, the European Commission published its decisions not to include carbofuran and carbosulfan on the official list of active ingredients approved for continued sale in the EU. The published decisions required EU Member States to de-register the products within six months, and so FMC ceased its sales of these products in December 2007. We disagreed with the Commission’s decisions and underlying assessment. We have re-submitted carbosulfan for approval on the official list. The outcome of our regulatory resubmission is uncertain. We have decided not to continue pursuing a carbofuran resubmission due to various considerations, including our plans to substitute the most significant EU carbofuran uses with other FMC products and/or applications.

Also in the EU, in March 2009 the Commission proposed not to include our pyrethroid insecticide bifenthrin on the official list, but the Standing Committee rejected that proposal. The regulatory decision was referred to the EU Council of Ministers. In July 2009, the process concluded whereby the Commission’s non-inclusion proposal will now be implemented. The non-inclusion decision was adopted on November 30, 2009. FMC has an additional six months to sell bifenthrin (i.e., through end-May 2010), and subsequently, in most countries, there will be up to 6-12 months for further sale and use. Accordingly, we do not anticipate a material sales impact in 2010. We have re-submitted for reconsideration and will seek to minimize any interruption in sales.

We intend to defend vigorously all our products in the U.S., EU and other countries’ regulatory processes where FMC’s pesticide products will be reviewed in the ordinary course of regulatory programs during 2010 as part of the ongoing cycle of re-registration in countries around the world. Recently, the Brazilian health agency has informed us that they intend to review carbofuran along with 13 other major pesticides, but has yet to issue any required formal announcement that identifies their specific concerns or preliminary position on re-registration. FMC is cooperating and defending our product in this process. Under the Brazilian regulatory process, any recommendation would need public notice and comment as well as concurrence from the Brazilian environmental and agricultural ministries before any regulatory change is effective. Thus, we do not expect a potential sales impact in 2010.

Specialty Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2009	2008	$	%
	(in Millions)
Revenue	$753.1	$764.5	$(11.4)	(1)%
Operating Profit	159.6	152.0	7.6	5

Specialty Chemicals revenue of $753.1 million decreased one percent versus the prior year period. The decrease was driven primarily by lower volumes across the Lithium business mostly offset by higher selling prices and a full year of revenue related to the acquisitions in the mid-third quarter of 2008 in BioPolymer.

BioPolymer revenues increased to $579.2 million which is eight percent higher than prior year. This change was due to the benefit of a full year of revenue related to the acquisitions in the mid-third quarter of 2008 which increased revenue by ten percent. Improved pricing and mix increased revenue by an additional five percent. These benefits were partially offset by volume declines of approximately three percent and the impact of a weaker euro.

Lithium revenues of $173.9 million declined 24 percent from the prior year primarily due to weak demand across the business.

Segment operating profit of $159.6 million was five percent higher than the prior year as favorable commercial performance in BioPolymer, the benefits of acquisitions in Biopolymer, productivity initiatives and a recovery of export taxes in Argentina were partially offset by lower lithium volumes, temporary plant curtailments to reduce inventories and unfavorable currency translation.

In 2010, we expect full-year revenue to increase approximately 10 percent driven by volume growth across BioPolymer markets and lithium primaries, augmented by higher BioPolymer selling prices. Full-year segment operating profit is expected to be up in the mid-teens, reflecting volume-driven sales growth and productivity improvements.

Industrial Chemicals

	Year Ended December 31,		Increase/ (Decrease)
	2009	2008	$	%
	(in Millions)
Revenue	$1,026.7	$1,296.9	$(270.2)	(21)%
Operating Profit	89.7	201.4	(111.7)	(55)

Industrial Chemicals revenue of $1,026.7 million decreased 21 percent versus the prior year period due primarily to volume declines across the segment. These volume declines reduced segment revenues by approximately 15 percent, while pricing remained flat, despite a significant year-over-year reduction in pricing for phosphates. The remaining decline of approximately six percent was driven primarily by unfavorable currency impacts and reduced freight billings in line with the volume declines noted above. Soda ash revenues were down on lower volumes with pricing improvements, partially offsetting these unfavorable impacts. Foret revenues were down on lower volumes and pricing, particularly for phosphates and an unfavorable euro. Finally, North American Peroxygens revenue decreased primarily due to volume declines, partially offset by pricing improvements.

Segment operating profit of $89.7 million was 55 percent lower than the prior period, driven by lower volumes across the segment.

For 2010, we expect full-year revenue to be level compared to 2009 as stronger volumes in every business are offset by reduced selling prices. Full-year segment operating profit is expected to be up 5-15 percent to prior year, as volume growth and favorable raw material and energy costs are partially offset by lower selling prices.

Other Results of Operations

Corporate Expenses

We recorded charges of $44.1 million in 2009 compared to $49.8 million in 2008. The decrease was primarily due to reduced incentive compensation expense and reductions in discretionary spending compared to the prior year. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our consolidated statements of income.

Other income (expense), net

Other income (expense), net is comprised primarily of LIFO inventory adjustments and pension expense. Other expense was $27.5 million in 2009 compared to $8.6 million in 2008. The increase was due primarily to higher charges related to our LIFO inventory reserves, higher pension expense and an increase to the mark to market impact of our deferred compensation liability. Other income (expense), net is included as a component of the line item “Costs of sales and services” on our consolidated statements of income.

Interest Expense, net

The 2009 net interest expense decreased to $27.0 million compared to $31.9 million in 2008 primarily due to lower interest rates on the borrowings under our credit agreements as compared to the prior period.

Corporate special income (charges)

Restructuring and other charges (income) were $132.8 million in 2009 compared to $49.6 million in 2008. Please see the table and further discussion regarding our restructuring and other charges (income) in Note 7 to our Consolidated Financial Statements included in this Form 10-K. Charges in this category for the year ended December 31, 2009, include the following:

Restructuring Charges and Asset Impairments

•

A $1.8 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Baltimore, Maryland agricultural chemicals facility. The charge consisted of (i) demolition costs of $1.2 million and (ii) other shutdown costs of $0.6 million. We ceased production at this facility in the second quarter of 2008.

•

A $13.3 million charge in our Specialty Chemicals segment due to the realignment of our BioPolymer alginates manufacturing operations. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $8.6 million, (ii) severance and employee benefits of $3.9 million and (iii) other shut down charges of $0.8 million.

•

A $7.5 million charge in our Specialty Chemicals segment due to our decision to close our Bayport butyllithium facility located in Bayport, Texas. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $6.8 million and (ii) severance and employee benefits of $0.7 million.

•

A $7.4 million charge in our Specialty Chemicals segment due to our decision to close our Lithium metal production unit at our Bromborough, UK plant. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $5.0 million, (ii) severance and employee benefits of $1.8 million and (iii) other shut down charges of $0.6 million.

•

A $25.8 million charge in our Industrial Chemicals segment due to our decision to phase out operations of our Barcelona, Spain facility. The charge consisted of (i) severance and employee benefits of $10.1 million, (ii) accelerated depreciation on fixed assets to be abandoned of $15.2 million and (iii) other shut down costs of $0.5 million.

•

A $6.7 million charge in our Industrial Chemicals segment due to our decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $3.5 million, (ii) severance and employee benefits of $1.5 million and (iii) other shut down costs of $1.7 million.

•	$12.4 million of severance costs due to other workforce restructurings, of which $11.0 million related to our Industrial Chemicals segment and $1.4 million related to our Specialty Chemicals segment.

•

Other asset abandonment charges of $6.4 million, of which $2.6 million related to our Agricultural Products segment, $2.7 million related to our Industrial Chemicals segment and $1.1 million related to our Specialty Chemicals segment. Asset abandonment charges were determined based upon our decision and related analysis to abandon these assets before the end of their previously estimated life.

•	$0.2 million of other charges primarily representing adjustments related to previously recorded restructuring reserves.

Other Charges (Income), Net

•	A $2.3 million net gain as a result of exiting our leases at our Princeton facility.

•	A gain of $1.0 million as a result of the sale of our sodium sulfate co-generation facility in our Industrial Chemicals segment.

•	A charge of $21.0 million related to the resolution of a regulatory matter in our Industrial Chemicals segment.

•	A charge of $3.3 million related to the settlement of a legal matter in our Industrial Chemicals segment.

•	$5.6 million of charges representing settlements with state authorities for property claims.

•	Corporate charges of $20.2 million relating to environmental remediation at operating sites.

•	Charges of $2.0 million related to our Agricultural Products segment acquiring further rights under a collaboration and license agreement with a third-party company.

•	$2.5 million of other charges primarily representing the accrual of interest associated with the European Commission fine.

The restructuring and other charges (income) of $49.6 million recorded in 2008 were a result of the following:

Restructuring Charges and Asset Impairments

•

A $31.5 million charge in our Agricultural Products segment due to our decision in 2007 to phase-out operations at our Baltimore, Maryland agricultural chemicals facility. These charges consisted of (i) accelerated depreciation on fixed assets of $27.0 million, (ii) severance and employee benefits of $1.4 million, and (iii) other shutdown charges of $3.1 million.

•

A $5.6 million charge in our Agricultural Products segment due to our decision in 2008 to phase-out operations at our Jacksonville, Florida facility. The charge consisted of (i) accelerated depreciation on fixed assets of $3.8 million, (ii) severance and employee benefits of $1.0 million and (iii) other shutdown charges of $0.8 million.

•

Severance costs due to workforce restructurings of $8.1 million, of which $3.2 million related to our Agricultural Products segment, $0.7 million related to our Specialty Chemicals segment and $4.2 million related to our Industrial Chemicals segment.

•

Asset abandonment charges of $7.0 million, of which $2.2 million related to our Agricultural Products segment, $1.5 million related to our Industrial Chemicals segment and $3.3 million related to our Specialty Chemicals segment.

Other Charges (Income), Net

•	A gain on the sale of the Princeton property of $29.0 million, completed on March 18, 2008.

•	A gain on the sale of Foret’s sodium sulfate assets of $3.6 million. Foret is part of our Industrial Chemicals segment.

•	A $10.0 million charge related to an agreement in principle to settle a class action alleging violations of antitrust law involving our hydrogen peroxide product in our Industrial Chemicals segment.

•	$16.2 million of charges relating to environmental remediation at operating sites as a Corporate charge.

•	A $1.0 million charge related to our Agricultural Products segment extending their rights associated with the collaboration and license agreement discussed below.

•	$2.8 million of other charges primarily representing the accrual of interest associated with the European Commission fine.

Impairment of Perorsa joint venture represents a $1.4 million charge related to the impairment of our Perorsa joint venture in our Industrial Chemicals segment. On the consolidated statements of income this charge is included in “Equity in (earnings) loss of affiliates” for the year ended December 31, 2008. There is no such comparable charge in 2009.

Purchase accounting inventory fair value impact and other related inventory adjustments for the year ended December 31, 2009, totaled $7.1 million. In purchase accounting, inventory is stepped up from its cost value to estimated selling prices less costs to sell. This line item represented charges related to amortization of the inventory fair value step-up associated with the third quarter 2008 acquisition in our Specialty Chemicals segment and the first quarter 2009 acquisition in our Agricultural Products segment. Additionally the amount in 2009 includes inventory adjustments related to the third quarter 2008 acquisition in our Specialty Chemicals segment and subsequent alginates business restructuring. For the year ended December 31, 2008, the charges of $2.3 million represented the amortization of the inventory fair value step-up resulting from the application of purchase accounting associated with the third quarter 2008 acquisition in our Specialty Chemicals segment. On the consolidated statements of income, these charges are included in “Costs of sales and services”.

Provision for income taxes

We recorded a provision of $53.0 million in 2009 compared with a provision of $125.4 million in 2008 resulting in effective tax rates of 17.1 percent and 26.6 percent, respectively. The change in the effective tax rate was a result of a change in the mix of domestic income compared to income earned outside of the U.S. and favorable tax adjustments partially offset by a charge in 2009 related to the resolution of a regulatory matter in our Industrial Chemicals segment that is nondeductible for tax purposes. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S. The effective tax rates were also impacted by tax adjustments recorded during 2009 and 2008. These tax adjustments are described below.

2009 tax adjustments were favorable in the amount of $43.7 million and are primarily a result of a reduction in our liability for unrecognized tax benefits due to favorable settlements of tax audits and the expiration of statutes of limitations as well as the reversal of certain tax valuation allowances. These valuation allowances were no longer necessary because of our expectation that the related deferred tax assets were likely to be realized.

2008 tax adjustments were favorable in the amount of $8.7 million and primarily result from a benefit to adjust our reserve for unrecognized tax benefits due to favorable settlements of tax audits. Partially offsetting this benefit are charges associated with adjustments for prior years’ tax matters.

Discontinued operations, net of income tax

Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued between 1976 and 2001. The primary liabilities retained include environmental liabilities, other post-retirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.

Discontinued operations, net of income tax totaled a loss of $18.2 million in 2009 versus a loss of $24.9 million in 2008. The 2009 loss is primarily related to environmental charges associated with our Front Royal and Middleport sites and operating and maintenance activities partially offset by recoveries related to our Front Royal site. The 2009 loss also includes charges for legal reserves and expenses related to discontinued operations. The 2008 loss is primarily related to environmental charges associated with our Front Royal and Middleport sites and charges for legal reserves and expenses related to discontinued operations. Discontinued environmental charges include environmental remediation costs at sites of discontinued businesses for which we are responsible for environmental compliance.

Net income attributable to FMC stockholders

Net income attributable to FMC stockholders decreased to $228.5 million in 2009 compared with $304.6 million in 2008. The decrease was primarily due to lower Industrial Chemicals segment operating profit and significantly higher restructuring and other charges (income). Partially offsetting these decreases were higher profits in our Agricultural Products segment and to a lesser extent, our Specialty Chemicals segment.

Year Ended December 31, 2008 compared to December 31, 2007

In the following discussion, “year” refers to the year ended December 31, 2008 and “prior year” refers to the year ended December 31, 2007. Additionally, in the discussion below, please refer to our chart on page 29 under “Overview”. All comparisons are between the periods unless otherwise noted.

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

Segment operating profit of $245.2 million was 18 percent higher than the prior year. The earnings from the higher revenue coupled with supply chain productivity improvements from the shutdown of the Baltimore manufacturing facility were partially offset by higher raw materials costs. To a lesser extent, higher selling costs to support the higher revenues also impacted operating profit in 2008.

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

Other income (expense), net

Other income (expense), net is comprised primarily of LIFO inventory adjustments and pension expense. Other expense was $8.6 million in 2008 compared to $12.0 million in expense in 2007. This decrease was primarily due to the mark to market impact of our deferred compensation liability, reduced incentive accruals, lower pension expense partially offset by a charge related to LIFO inventory reserves. Other income (expense), net is included as a component of the line item “Costs of sales and services” on our consolidated statements of income.

Interest Expense, net

The 2008 amount decreased to $31.9 million compared to $34.9 million in 2007 primarily due to the replacement of high-interest fixed-rate U.S. debt with lower interest floating-rate U.S. debt.

Corporate special income (charges)

Restructuring and other charges (income) were $49.6 million in 2008 compared to $164.9 million in 2007. Refer to page 35 for a list of the charges in this category for the year ended December 31, 2008. The restructuring and other charges (income) of $164.9 million recorded in 2007 were a result of the following:

Restructuring Charges and Asset Impairments

•

Charges totaling $104.9 million for our phase-out of the Agricultural Products chemical facility in Baltimore, Maryland in our Agricultural Products segment. These charges consisted of (i) plant and equipment impairment charges and accelerated depreciation on fixed assets of $98.7 million and (ii) severance and employee benefits of $6.2 million.

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

•	$6.8 million of severance costs, of which $5.6 million related to our Industrial Chemicals segment and $1.2 million related to our Agricultural Products segment.

•	$1.1 million of asset abandonment charges in our Industrial Chemicals segment.

Other Charges (Income), Net

•

Solutia legal settlement of $22.5 million in our Industrial Chemicals segment. This settlement was approved by the U.S. Bankruptcy Court in the Southern District of New York (where Solutia had filed for Chapter 11 bankruptcy protection in 2003) on May 1, 2007, without any appeal having been taken.

•

We recorded $1.8 million of charges related to an agreement to settle state court cases alleging violations of antitrust law involving our microcrystalline cellulose product (“MCC”) in our Specialty Chemicals segment.

•	$10.2 million relating to environmental remediation at operating sites as a Corporate charge.

•

A $2.0 million charge related to our Agricultural Products segment acquiring the original rights under a collaboration and license agreement with a third-party company for the purpose of obtaining certain technology and intellectual property rights as well as acquiring the rights from a third-party company to develop their proprietary fungicide.

•	$3.4 million of other charges primarily in our Industrial Chemicals and Specialty Chemicals segments.

Impairment of Perorsa joint venture represents a $1.4 million charge related to the impairment of our Perorsa joint venture in our Industrial Chemicals segment. On the consolidated statements of income this charge is included in “Equity in (earnings) loss of affiliates” for the year ended December 31, 2008. There were no comparable charges in 2007.

LIFO inventory correction adjustment represents a non-cash gain of $6.1 million related to an adjustment to our last in, first out (LIFO) inventory reserves as a result of a correction in determining our initial LIFO inventory base year. This gain was recorded to “Costs of sales and services” for the year ended December 31, 2007 in the consolidated statements of income. There were no comparable gains in 2008.

Purchase accounting inventory fair value impact and other related inventory adjustments was a $2.3 million charge related to amortization of the inventory step-up resulting from purchase accounting associated with acquisitions that closed in the third quarter of 2008 in our Specialty Chemicals segment. On the consolidated statements of income, this charge is included in “Costs of sales and services” for the year ended December 31, 2008. There were no comparable charges in 2007.

Gain from Astaris joint venture represents a gain of $0.4 million representing the difference between the carrying value of our remaining investment in the Astaris joint venture and cash received from the joint venture. This gain is included in “Equity in (earnings) of affiliates” in the consolidated statements of income for the year ended December 31, 2007. In 2005, Astaris sold substantially all of the assets of its businesses and the buyers also assumed certain of the liabilities of Astaris. There were no comparable gains in 2008.

Noncontrolling interest associated with restructuring and other income (charges) represents $1.4 million associated with our decision to abandon a co-generation facility at Foret during the second quarter of 2007. This amount is shown in “Noncontrolling interests” on the consolidated statements of income for the year ended December 31, 2007. There were no comparable charges in 2008.

Loss on extinguishment of debt

We recorded a loss of $0.3 million for the year ended December 31, 2007, which represented losses related to the write off of certain deferred financing fees related to our previous credit agreement which was replaced in the third quarter of 2007 with our new Domestic Credit Agreement. These fees were previously a component of “Other assets” in our consolidated balance sheets. We did not incur any comparable charges for the year ended December 31, 2008.

Provision for income taxes

We recorded a provision of $125.4 million in 2008 compared with a provision of $29.0 million in 2007 resulting in effective tax rates of 26.6 percent and 14.8 percent, respectively. The change in the effective tax rate is primarily a result of a change in the mix of domestic income compared to income earned outside the U.S. The mix of domestic income was impacted by significantly lower Baltimore restructuring charges incurred during 2008 compared to 2007. The effective tax rates were also impacted by tax adjustments recorded during 2008 and 2007. These tax adjustments are described below.

2008 tax adjustments were favorable in the amount of $8.7 million and primarily result from a benefit to adjust our reserve for unrecognized tax benefits due to favorable settlements of tax audits. Partially offsetting this benefit are charges associated with adjustments for prior years’ tax matters.

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

Net income attributable to FMC stockholders

Net income attributable to FMC stockholders increased to $304.6 million in 2008 compared with $132.4 million in 2007 primarily due to higher profits in all three of our segments and significantly reduced restructuring and other charges (income).

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2009 and 2008 were $76.6 million and $52.4 million, respectively. We had total debt of $643.9 million and $623.6 million at December 31, 2009 and 2008, respectively. This included $588.0 million and $592.9 million of long-term debt (excluding current portions of $22.5 million and $2.1 million) at December 31, 2009 and 2008, respectively. The $15.5 million increase in total long-term debt at December 31, 2009 from December 31, 2008 was primarily due to the proceeds from the 2009 senior notes offering partially offset by the full pay down of existing indebtedness under our revolving credit agreements. Short-term debt, which consists of foreign borrowings, increased to $33.4 million at December 31, 2009 compared to $28.6 million at December 31, 2008.

2009 Senior Notes Offering

On November 30, 2009, we issued $300 million aggregate principal amount of 5.20% Senior Notes due 2019. The net proceeds from the offering were used to pay down existing indebtedness under our revolving credit agreements and for general corporate purposes.

Domestic Credit Agreement

On August 28, 2007, we executed a credit agreement (the “Domestic Credit Agreement”) which provided for a five-year, $600 million revolving credit facility. The proceeds from this facility are available for general corporate purposes, including issuing letters of credit up to a $300 million sub-limit. The Domestic Credit Agreement also contains an option under which, subject to certain conditions, we may request an increase in the facility to $1 billion.

Loans under the facility bear interest at a floating rate, either a base rate as defined, or the applicable euro currency rate for the relevant term plus an applicable margin. The margin is 0.27 percent per year, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At December 31, 2009, the applicable borrowing rates under our Domestic Credit Agreement ranged from 0.5 to 3.3 percent per annum.

We had no borrowings under our Domestic Credit Agreement at December 31, 2009 compared to $203.0 million in borrowings at December 31, 2008. Letters of credit outstanding under the Domestic Credit Agreement totaled $153.2 million and $151.5 million at December 31, 2009 and 2008, respectively. Available funds under the Domestic Credit Agreement were $446.8 million at December 31, 2009 and $245.5 million at December 31, 2008.

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

Loans under the European Credit Agreement bear interest at a euro currency base rate, which for loans denominated in euros is the Euro InterBank Offered Rate, and for loans denominated in dollars is London Interbank Offered Rate (“LIBOR”) in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the rating assigned to FMC by each of Moody’s and S&P. At December 31, 2009 the applicable margin was 0.30 percent and the applicable borrowing rates under the European Credit Agreement ranged from 0.8 to 5.6 percent per annum.

At December 31, 2009, we had no borrowings compared to $157.2 million in U.S. dollar equivalent revolving credit facility borrowings at December 31, 2008 under the European Credit Agreement, resulting in available funds of $315.4 million and $150.2 million, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended December 31, 2009 was 1.4 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended December 31, 2009 was 19.0 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at December 31, 2009.

Statement of Cash Flows

Cash provided by operating activities for 2009 was $343.5 million.

Income from continuing operations of $257.0 million included net charges of $132.8 million, of which $46.3 million was for non-cash asset write-downs on exit of various facilities during the year and $35.2 million of other facilities exit costs to be settled in cash, mainly for severance costs. Cash spending on restructuring and other charges during 2009 was $37.4 million. Also included in restructuring and other income and charges was $20.2 million for environmental remediation at our operating sites, which will be spent in years beyond 2009. Cash spending on environmental remediation at our operating sites in 2009 was $7.4 million, against pre-existing reserves.

Receivables in 2009 were a use of cash of $59.3 million as lower receivables in Industrial Chemicals due to the revenue decline was more than offset by increased receivables in Agricultural Products in Brazil, where sales have grown and terms are significantly longer. Inventories were a source of cash of $20.2 million due to lower inventory costs in Industrial Chemicals, particularly for phosphate rock. Accounts Payable were a use of cash of $71.5 million as the higher cost phosphate rock in payables at the end of 2008 was replaced with lower cost phosphate rock at the end of 2009.

Accrued pension and other post retirement benefits was a use of cash of $93.4 million which included a voluntary contribution to our US defined benefit plan of $75 million.

Cash provided by operating activities for 2008 was $357.4 million.

Income from continuing operations of $346.5 million included net charges of $49.6 million, of which $37.5 million was for non-cash asset write-downs on exit of various facilities during the year and $14.7 million of other facilities exit costs to be settled in cash, mainly for severance costs. Cash spending on restructuring and other charges during 2008 was $21.3 million. Also included in restructuring and other income and charges was $16.2 million for environmental remediation at our operating sites, which will be spent in years beyond 2008. Cash spending on environmental remediation at our operating sites in 2009 was $13.6 million, against pre-existing reserves.

Receivables in 2008 were a use of cash of $99.0 million due to the higher revenue in all of our businesses and particularly in Agricultural Products in Brazil where terms are significantly longer than in rest of our businesses. Inventories were a use of cash of $91.6 million as inventories were built to support the stronger trading levels experienced in 2008 prior to the global economic turndown. Additionally, inventories in Industrial Chemicals increased due to the rising cost of phosphate rock during 2008. Accounts Payable were a source of cash of $52.0 million reflecting the higher inventory levels and phosphate rock in our accounts payable at year end 2008.

Accrued pension and other post retirement benefits were a use of cash of $46.8 million which included a voluntary contribution to our US defined benefit plan of $30 million.

Cash provided by operating activities for 2007 was $314.7 million.

Income from continuing operations of $166.3 million included net charges of $164.9 million, of which $110.6 million was for non-cash asset write-downs on exit of various facilities during the year and $14.4 million of other facilities exit costs to be settled in cash, mainly for severance costs. Cash spending on restructuring and other charges during 2007 was $29.8 million. Also included in restructuring and other income and charges was $10.2 million for environmental remediation at our operating sites, which will be spent in years beyond 2007. Cash spending on environmental remediation at our operating sites in 2009 was $8.3 million, against pre-existing reserves.

Receivables in 2007 were a use of cash of $48.6 million due to the higher revenue in all of our businesses and particularly in Agricultural Products in Brazil where terms are significantly longer than in rest of our businesses. Inventories were a use of cash of $39.6 million as inventories were built to support the stronger trading levels experienced in 2007. Accounts Payable were a source of cash of $10.5 million reflecting the higher inventory levels at year end 2007.

Accrued pension and other post retirement benefits were a use of cash of $42.1 million which included a voluntary contribution to our US defined benefit plan of $30 million.

Cash required by operating activities of discontinued operations was $42.0 million, $49.8 million and $45.1 million for 2009, 2008 and 2007, respectively.

The change in 2009 compared to 2008 was due to decreased environmental spending for discontinued sites in 2009. The change in 2008 compared to 2007 was due to increased environmental spending for discontinued sites in 2008. Discontinued environmental spending was $22.1 million in 2009 compared to $32.2 million in 2008 and $22.4 million in 2007. The remaining discontinued cash outflows primarily represents spending against reserves for legal proceedings associated with discontinued operations.

Cash required by investing activities was $200.7 million, $191.7 million and $120.6 million for 2009, 2008 and 2007, respectively.

The increase in cash required in 2009 was driven primarily by significant reduction of proceeds from the sale of the properties and assets during 2009 as compared to 2008 partially offset by reduced spending on acquisitions in 2009. Additionally, capital expenditures in 2009 were approximately $14 million less than the prior year period. The increase in cash required in 2008 was driven primarily by our net acquisition spending of $90.6 million and an increase in our capital expenditure spending primarily in our Industrial Chemicals segment partially offset by proceeds from the sale of the Princeton property of $59.4 million and the sale of sodium sulfate assets of $16.7 million.

Cash required by financing activities was $77.8 million, $137.5 million and $243.4 million in 2009, 2008 and 2007, respectively.

The change in 2009 compared to 2008 was due primarily to the proceeds from our borrowings of long-term debt, a reduction in repurchases of common stock, and a reduction in repayments of long-term debt partially offset by higher repayments under our committed credit facilities. The change in 2008 compared to 2007 was due primarily to increased borrowings under our committed credit facilities partially offset by higher repayments of long-term debt and repurchases of common stock.

Other potential liquidity needs

Our cash needs for 2010 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, contributions to our pension plans, environmental spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our committed revolving credit facilities. We continually evaluate our options for divesting real estate holdings and property, plant and equipment that are no longer integral to any of our core operating businesses.

Projected 2010 capital expenditures are expected to be approximately 20 percent lower than 2009 levels.

Projected 2010 spending includes approximately $35 million of net environmental remediation spending. This spending does not include expected spending of approximately $9 million in 2010 on capital projects relating to environmental control facilities. Also, we expect to spend approximately $26 million in 2010 for environmental compliance costs, which we will include as a component of costs of sales and services in our consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls above the foregoing projections.

During 2008, the world equity markets were down significantly, exemplified by the S&P 500 index in the U.S. being down 37 percent. Our U.S. qualified defined benefit pension plan (“U.S. Plan”) assets fell from

$829.4 million at December 31, 2007 to $563.9 million at December 31, 2008. These same equity markets rebounded significantly in 2009, exemplified by the S&P 500 index in the U.S. being up 26 percent. As a result our U.S. Plan assets increased to $708.4 million at December 31, 2009. Our U.S. Plan assets comprise approximately 93 percent of our total plan assets with the difference representing plan assets related to foreign pension plans. We have reduced our expected return on our U.S. Plan assets from 8.75 percent in 2008 to 8.5 percent in 2009 and will maintain the 8.5 percent assumption in 2010. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 9.71 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 2.50 percent, is between 8.25 percent and 10.25 percent for equities, and between 4.75 percent and 6.0 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumptions for the rate of return on assets. Under The Pension Protection Act of 2006, we are not required to make a minimum level of funding into the U.S. Plan during 2010, however, in order to reduce future funding volatility we intend to contribute $80 million in 2010 versus $75 million contributed in 2009 and $30 million contributed in 2008. We do not believe that the additional contribution will have a significant negative impact on our current and future liquidity needs. However a continuation of the volatility of interest rates and negative equity returns under current market conditions may require greater contributions to the Plan in the future.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over the next two years. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the twelve months ended December 31, 2009, we repurchased 684,681 shares under the publicly announced repurchase program for $35.0 million. The remaining dollar value of shares that may yet be purchased under this program was $189.8 million at December 31, 2009. We also reacquire shares from time to time from employees and non-employee directors to pay taxes owed in connection with the vesting and exercise of awards under our equity compensation plans.

Commitments

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method. We also guarantee the repayment of a borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of December 31, 2009 and 2008, these guarantees had maximum potential payments of $5.8 million and $6.8 million, respectively.

We also provide guarantees to financial institutions on behalf of certain Agricultural Product customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $49.5 million and $20.3 million at December 31, 2009 and 2008, respectively, and are recorded on the consolidated balance sheets for each date as “Guarantees of vendor financing”.

Short-term debt consisted of foreign credit lines at December 31, 2009 and 2008. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

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

Our total significant committed contracts that we believe will affect cash over the next four years and beyond are as follows:

Contractual Commitments	Expected Cash Payments by Year
	2010	2011	2012	2013	2014 & beyond	Total
	(in Millions)
Debt maturities (1)	$55.9	$97.2	$—	$2.7	$489.5	$645.3
Contractual interest (2)	34.1	29.2	25.0	25.0	263.5	376.8
Lease obligations (3)	23.2	21.7	18.6	18.6	62.4	144.5
Certain long-term liabilities (4)	2.1	2.1	2.1	2.1	25.1	33.5
Forward energy and foreign exchange contracts (5)	—	—	—	—	—	—
Purchase obligations (6)	44.6	15.9	16.0	12.2	2.2	90.9

Total (7)	$159.9	$166.1	61.7	$60.6	$842.7	1,291.0

(1)	Excluding discounts.
(2)	Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We had $39.5 million of long-term debt subject to variable interest rates at December 31, 2009. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2009. Variable rates are market determined and will fluctuate over time.
(3)	Before sub-lease rental income.
(4)	Payments associated with our Ewing research and development facility.
(5)	At December 31, 2009, the net value of these contracts results in an asset position.
(6)	Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased, price provisions and timing of the transaction. We have entered into a number of purchase obligations for the sourcing of materials and energy where take-or-pay arrangements apply. Since the majority of the minimum obligations under these contracts are take-or-pay commitments over the life of the contract as opposed to a year by year take-or-pay, the obligations in the table related to these types of contacts are presented in the earliest period in which the minimum obligation could be payable under these types of contracts.
(7)	As of December 31, 2009, the liability for uncertain tax positions was $14.4 million and this liability is excluded from the table above. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonable reliable estimate of the amount and periods in which these liabilities might be paid.

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of “Restructuring and other charges (income)”. Since we are not required to make the payment during the appeal process, the liability has been classified as long-term in the consolidated balance sheets as of December 31, 2009 and 2008. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a rate, which as of December 31, 2009, was 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At December 31, 2009, the amount of the letter of credit was €29.3 million (U.S. $42.0 million).

In February 2005 putative direct and indirect purchaser class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the direct purchaser class in January 2007. On December 30, 2008, the Court of Appeals vacated the class certification order and remanded the case for further proceedings in the District Court. Shortly thereafter, FMC reached an agreement to settle with the direct purchaser class for $10 million, with a pro rata credit for opt outs. The $10 million figure was included as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. On July 14, 2009, the settlement received final approval by the Court. No appeal has been taken and the appeal period has expired. The Court has also approved a settlement with Arkema and finally approved settlements with four of the six original defendant-groups, who collectively paid approximately $90 million. Seventeen companies (predominantly paper producers) have opted out of certain of the settlements with other defendants. Certain of the defendants in the class action have settled those opt out claims for undisclosed amounts. Ten companies (again predominantly paper producers) have opted out of the settlements with FMC and Arkema. FMC has settled with two of the ten for an amount within the opt out credit described above. The remaining eight opt outs have filed suit against FMC and, in some cases, Foret. These cases have been assigned to the same judge as the class action, and the stay of these actions entered by the District Court during the class certification appeal remains in place. FMC has moved to dismiss the opt out claims to the extent they are based on foreign purchases. That motion is fully briefed and awaiting decision by the Court. Another individual opt out case was dismissed following the bankrupt opt out’s decision to participate in the class settlement. Most of the state court cases have been dismissed, although some remain in California. In the indirect purchaser class action, the Court has lifted the stay to permit discovery related to class certification. Plaintiffs’ motion for class certification is due in May 2010. FMC intends to defend these cases. Solvay has settled with the indirect purchaser class for $2.1 million. The settlement has not yet been preliminarily approved by the Court. One indirect purchaser filed a claim in federal court in Kansas which has been transferred to the Eastern District of Pennsylvania and assigned to the same judge overseeing other hydrogen peroxide litigation. FMC has moved to dismiss this complaint on statute of limitations grounds. The motion is pending. In addition, putative class actions against the six major hydrogen peroxide producers have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. Four of the defendants have settled these claims for a total of approximately $20.5 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide. FMC has moved for leave to appeal the class certification decision and intends to defend these cases.

On January 19, 2009, the European Commission decided to initiate proceedings against FMC, its Netherlands subsidiary, and Foret, following an investigation of the European producers of animal feed phosphates. FMC is cooperating with the European Commission in the investigation and has recorded a charge of $21 million reflecting our best estimation of the expense that is likely to be incurred in connection with the resolution of this matter. This charge has been reflected as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2009. This amount is included in “Accrued and other liabilities” on the consolidated balance sheets as of December 31, 2009.

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

Climate Change

We have been following legislative and regulatory developments regarding climate change because the regulation of greenhouse gases, depending on their nature and scope, could subject some of our manufacturing operations to additional costs or limits on operations. On December 29, 2009, EPA’s Mandatory Reporting of Greenhouse Gases Rule became effective. This rule requires FMC to collect information regarding greenhouse gas emissions from our large sources and report them beginning in 2011. Our Alkali Chemicals Division mines and processes trona ore into soda ash and related products at our facilities near Green River, Wyoming. This activity constitutes most of FMC’s greenhouse gas emissions globally. The direct emissions from these operations are expected to be approximately 2.2 million metric tons in 2010. In addition, two plants in our BioPolymer business are also expected to report emissions above the EPA’s reporting threshold, but each plant’s emissions are expected to be substantially less than at our Green River facilities.

A significant source of greenhouse gas emissions at Green River are process emissions. That is, a significant portion of the greenhouse gases released during the mining and processing of soda ash occurs naturally in the trona ore feedstock. Unlike energy efficiency, the amount of greenhouse gases present in the trona ore cannot be reduced. All of the companies producing natural soda ash have such process emissions. Yet, the lower energy intensity of natural soda ash provides a favorable carbon intensity compared with synthetic soda ash produced throughout the rest of the world.

Energy use is a major cost component of our Alkali Chemicals business, leading to significant focus on reducing all forms of energy. The Alkali division has continued to make investments to lower energy intensity (e.g. co-generation, solution mining). As one of the division’s key performance indicators, we measure and review monthly the amount of BTUs/ton of soda ash produced. In 2010, the soda ash business has engaged a third party consultant to assist in identifying new methods to reduce energy usage.

The Alkali Chemicals Division currently sells products (soda ash, sodium bicarbonate, ground trona) used in environmental scrubbing applications. Federal regulations require utilities and industrial plants to reduce emissions, particularly at coal fired power plants where FMC’s products are sold. Stiffer regulations are expected to be implemented in the near future (Clean Air Interstate Rule, Maximum Achievable Control Technology, National Ambient Air Quality Standards) that will increase the need for these products. The uncertainty of final climate change legislation will likely lead to existing coal fired utility plants remaining in existence for a longer period of time, sustaining demand for these products.

In addition, soda ash is an essential raw material in the production of glass of all kinds. Climate change, energy intensity and alternative forms of energy will drive increased production of new forms of glass (lower emissivity glass, solar panel glass etc.) and will increase the need for this essential raw material from FMC. The soda ash industry has an interest in assuring that climate change legislation or regulation recognizes the benefits of soda ash (particularly natural soda ash) and the challenges facing this industry in controlling its greenhouse gas emissions.

On June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009,” which would regulate the emission of greenhouse gases. This legislation includes provisions specific to soda ash, recognizing that as an energy and trade intensive industry it should not be penalized relative to less efficient international competition. The United States Senate is working on its own climate change legislation, but this legislation has not been passed and contains significant differences from the corresponding House legislation. For any new climate change legislation to become law, both chambers of Congress would be required to approve the same legislation, and the President would have to sign the bill. It is not possible at this time to predict whether or when the Senate might act on climate change legislation, or what provisions of the House or Senate legislation would be modified in order to be reconciled with each other to arrive at one unified bill.

In the absence of federal climate change legislation, the Environmental Protection Agency (EPA) has moved forward with a finding of “endangerment” and a proposed “tailoring rule” to apply the Prevention of Significant Deterioration (PSD) provisions of the Clean Air Act to greenhouse gas emissions. This rule is expected to be challenged in court, and there may be bills introduced in Congress to withdraw EPA’s authority to regulate greenhouse gases under the Clean Air Act while Congress considers enactment of federal legislation. Even if the “tailoring rule” is upheld, EPA has not clarified how the rule will be implemented.

Because of the many variables, it is premature to make any estimate of the costs of complying with un-enacted federal climate change legislation or as yet un-promulgated federal regulations.

At this point our U.S. facilities are not subject to any state or regional greenhouse gas regulation, and our foreign operations outside of Europe and Canada are not subject to national or local greenhouse gas regulation. Although some of our European and Canadian operations may be subject to greenhouse gas regulation, the cost to these facilities has not been and is not expected to be significant, and effect of European Union and Canadian greenhouse gas regulation has not been and is not expected to be material to FMC.

We have considered the potential physical risks to FMC facilities and operations and the indirect consequences of regulation or business trends as a result of potential future climate change. Because of the many variables, not only with respect to the science, but also with respect to the nature and effect of future global climate change regulation itself, it is impossible to predict in any meaningful way what type of property damage or disruptions to our operations or indirect consequences might result from future climate change.

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

Included in the environmental reserve balance, other assets and reasonably possible loss contingencies for 2009 are potentially recoverable amounts from third party insurance policies, and some of these amounts have been recognized as offsetting recoveries in 2009.

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

We perform an annual impairment test of goodwill in the third quarter. The assumptions used to estimate fair value include our best estimate of future growth rates, discount rates and market conditions over a reasonable period. We performed this test in 2009 and determined that no impairment charge was required.

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

We select the discount rate used to calculate pension and other postretirement obligations based on a review of available yields on high-quality corporate bonds, including Moody’s Investors Service, Inc. (“Moody’s”) Aa-rated Corporate and Industrial bond indices. In selecting the discount rate for 2009, we placed particular emphasis on a yield-curve approach designed by our actuary to derive an appropriate discount rate for computing the present value of the future cash flows associated with our pension and other postretirement obligations taking into consideration both the timing and amount of the cash flows. The specific interest rates supporting the yield curve were derived from calculated returns (yields) from a portfolio of high-quality (Aa-graded or higher) bond investments constructed by our actuary.

In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 9.71 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors which are discussed in Note 13 to our consolidated financial statements in this Form 10-K. For the sensitivity of our pension costs to incremental changes in assumptions see our discussion below.

Sensitivity analysis related to key pension and postretirement benefit assumptions.

A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $54.7 million at December 31, 2009 and $45.4 million at December 31, 2008, and decreased pension and other postretirement benefit costs by $3.1 million, $0.5 million and $3.7 million for 2009, 2008 and 2007, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $59.9 million at December 31, 2009 and $49.7 million at December 31, 2008, and increased pension and other postretirement benefit net periodic benefit cost by $4.5million, $0.5 million and $6.1 million for 2009, 2008 and 2007, respectively.

A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $4.2 million, $4.2 million and $4.0 million for 2009, 2008 and 2007, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $4.2 million, $4.2 million and $4.0 million for 2009, 2008 and 2007, respectively.

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

Additionally, we file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The income tax returns for FMC entities taxable in the U.S. and significant foreign jurisdictions are open for examination and adjustment. We assess our income tax positions and record a liability for all years open to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. We adjust these liabilities, if necessary, upon the completion of tax audits or changes in tax law.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Dividends

On January 21, 2010, we paid dividends aggregating $9.1 million to our shareholders of record as of December 31, 2009. This amount is included in “Accrued and other liabilities” on the consolidated balance sheets as of December 31, 2009. For the years ended December 31, 2009, 2008 and 2007, we paid $36.3 million, $34.4 million and $29.7 million in dividends, respectively.

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

At December 31, 2009, our net financial instrument position was a net asset of $0.3 million compared to a net liability of $39.9 million at December 31, 2008. The change in the net financial instrument position was primarily due to lower unrealized losses in our commodity and foreign exchange portfolios.

Commodity Price Risk

Energy costs are approximately 11 percent of our costs of sales and services and are diversified among coal, electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at December 31, 2009 and December 31, 2008 with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in an increase of the net asset position of $5.1 million at December 31, 2009 compared to a $7.6 million decrease in the net liability position at December 31, 2008. A 10 percent decrease in energy market prices would result in a decrease of $7.0 million in the net asset position at December 31, 2009, compared to an increase of $7.6 million in the net liability position at December 31, 2008. As a result, at December 31, 2009, the net asset position would have become a net liability position.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2009 and December 31, 2008, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in an increase of $17.5 million in the net liability position at December 31, 2009 compared to an increase of $10.9 million in the net liability position at December 31, 2008. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in a decrease of $17.8 million in the net liability position at December 31, 2009, compared to a decrease of $11.8 million in the net liability position at December 31, 2008. As a result, at December 31, 2009, the net liability position would have become a net asset position.

Interest Rate Risk

One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2009 and December 31, 2008, we had no interest rate swap agreements.

Our debt portfolio, at December 31, 2009, is composed of 87 percent fixed-rate debt and 13 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Domestic and European Credit Agreements, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt in our debt portfolio at December 31, 2009, a one percentage point increase in interest rates then in effect would have increased gross interest expense for 2009 by $0.8 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense for 2009 by $0.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

(1)	Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

(2)	Consolidated Balance Sheets as of December 31, 2009 and 2008

(3)	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

(4)	Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008 and 2007

(5)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

(6)	Notes to Consolidated Financial Statements

(7)	Report of Independent Registered Public Accounting Firm

(8)	Management’s Report on Internal Control over Financial Reporting

(9)	Report of Independent Registered Public Accounting Firm

FMC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(in Millions, Except Per Share Data)
Revenue	$2,826.2	$3,115.3	$2,632.9
Costs and expenses
Costs of sales and services	1,943.6	2,134.4	1,830.1
Selling, general and administrative expenses	322.3	336.8	315.3
Research and development expenses	92.8	93.8	94.6
Restructuring and other charges (income)	132.8	49.6	164.9

Total costs and expenses	2,491.5	2,614.6	2,404.9

Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense, loss on extinguishment of debt and income taxes	334.7	500.7	228.0
Equity in (earnings) loss of affiliates	(2.3)	(3.1)	(2.5)
Interest income	(0.2)	(1.0)	(2.3)
Interest expense	27.2	32.9	37.2
Loss on extinguishment of debt	—	—	0.3

Income from continuing operations before income taxes	310.0	471.9	195.3
Provision for income taxes	53.0	125.4	29.0

Income from continuing operations	257.0	346.5	166.3
Discontinued operations, net of income taxes	(18.2)	(24.9)	(24.3)

Net income	238.8	321.6	142.0
Less: Net income attributable to noncontrolling interests	10.3	17.0	9.6

Net income attributable to FMC stockholders	$228.5	$304.6	$132.4

Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$246.7	$329.5	$156.7
Discontinued operations, net of income taxes	(18.2)	(24.9)	(24.3)

Net income	$228.5	$304.6	$132.4

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$3.40	$4.44	$2.06
Discontinued operations	(0.25)	(0.34)	(0.32)

Net income	$3.15	$4.10	$1.74

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$3.37	$4.35	$2.02
Discontinued operations	(0.25)	(0.33)	(0.31)

Net income	$3.12	$4.02	$1.71

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(in Millions, Except Share and Par Value Data)
ASSETS
Current assets
Cash and cash equivalents	$76.6	$52.4
Trade receivables, net of allowance of $18.2 in 2009 and $16.3 in 2008	749.6	687.7
Inventories	350.5	380.8
Prepaid and other current assets	138.0	135.0
Deferred income taxes	173.0	176.9

Total current assets	1,487.7	1,432.8
Investments	22.4	20.6
Property, plant and equipment, net	964.5	939.2
Goodwill	209.5	197.0
Other assets	211.4	160.7
Deferred income taxes	240.7	243.6

Total assets	$3,136.2	$2,993.9

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$33.4	$28.6
Current portion of long-term debt	22.5	2.1
Accounts payable, trade and other	290.5	372.3
Accrued and other liabilities	180.8	188.8
Accrued payroll	52.2	58.6
Accrued customer rebates	67.3	53.6
Guarantees of vendor financing	49.5	20.3
Accrued pension and other postretirement benefits, current	9.4	10.2
Income taxes	3.6	24.6

Total current liabilities	709.2	759.1
Long-term debt, less current portion	588.0	592.9
Accrued pension and other postretirement benefits, long-term	364.8	366.1
Environmental liabilities, continuing and discontinued	167.0	158.8
Reserve for discontinued operations	41.7	37.5
Other long-term liabilities	132.4	113.1
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued or outstanding in 2009 and 2008	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2009 and 2008 92,991,896 issued in 2009 and 2008	9.3	9.3
Capital in excess of par value of common stock	388.6	395.5
Retained earnings	1,716.9	1,524.7
Accumulated other comprehensive income (loss)	(279.2)	(276.1)
Treasury stock, common, at cost; 20,473,016 shares in 2009 and 20,481,937 shares in 2008	(759.2)	(750.5)

Total FMC stockholders’ equity	1,076.4	902.9

Noncontrolling interests	56.7	63.5

Total equity	1,133.1	966.4

Total liabilities and equity	$3,136.2	$2,993.9

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(in Millions)
Cash provided (required) by operating activities of continuing operations:
Net income	$238.8	$321.6	$142.0
Discontinued operations	18.2	24.9	24.3
Income from continuing operations	$257.0	$346.5	$166.3
Adjustments to reconcile income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	127.2	124.2	133.7
Restructuring and other charges (income)	132.8	49.6	164.9
Equity in (earnings) loss of affiliates	(2.3)	(3.1)	(2.5)
Deferred income taxes	49.9	96.9	6.5
Loss on extinguishment of debt	—	—	0.3
Other	47.1	25.8	6.8
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(59.3)	(99.0)	(48.6)
Guarantees of vendor financing	29.2	(9.4)	4.1
Inventories	20.2	(91.6)	(39.6)
Other current assets and other assets	(24.9)	(43.0)	(16.0)
Accounts payable	(71.5)	52.0	10.5
Accrued payroll, other current liabilities and other liabilities	(2.7)	(10.4)	(0.6)
Income taxes	(21.0)	0.6	9.1
Accrued pension and other postretirement benefits, net	(93.4)	(46.8)	(42.1)
Environmental spending, continuing, net of recoveries	(7.4)	(13.6)	(8.3)
Restructuring and other spending	(37.4)	(21.3)	(29.8)

Cash provided (required) by operating activities	343.5	357.4	314.7

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(22.1)	(32.2)	(22.4)
Payments of other discontinued reserves	(19.9)	(17.6)	(22.7)

Cash provided (required) by operating activities of discontinued operations	(42.0)	(49.8)	(45.1)

Cash provided (required) by investing activities:
Capital expenditures	(161.2)	(174.8)	(115.4)
Proceeds from disposal of property, plant and equipment	3.9	5.7	5.6
Proceeds from sale of Princeton property	—	59.4	—
Proceeds from sale of sodium sulfate assets	3.9	16.7	—
Acquisitions, net of cash acquired	(34.3)	(90.6)	—
Distributions from Astaris	—	—	4.4
Other investing activities	(13.0)	(8.1)	(15.2)

Cash provided (required) by investing activities	(200.7)	(191.7)	(120.6)

Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	(369.2)	191.8	(42.0)
Increase (decrease) in other short-term debt	(5.1)	(17.7)	(5.1)
Proceeds from borrowings of long-term debt	379.1	—	—
Financing fees	(2.6)	—	(0.7)
Repayments of long-term debt	(3.5)	(90.9)	(53.9)
Distributions to noncontrolling interests	(13.4)	(12.5)	(10.2)
Dividends paid	(36.3)	(34.4)	(29.7)
Issuances of common stock, net	10.2	13.1	14.6
Repurchases of common stock	(36.6)	(186.9)	(116.4)
Other financing activities	(0.4)	—	—

Cash provided (required) by financing activities	(77.8)	(137.5)	(243.4)

Effect of exchange rate changes on cash and cash equivalents	1.2	(1.5)	4.4

Increase (decrease) in cash and cash equivalents	24.2	(23.1)	(90.0)
Cash and cash equivalents, beginning of period	52.4	75.5	165.5

Cash and cash equivalents, end of period	$76.6	$52.4	$75.5

Cash paid for interest was $28.1 million, $37.8 million and $31.3 million, and income taxes paid, net of refunds was $24.1 million net payments, $24.0 million net payments and $16.4 million net payments in 2009, 2008 and 2007, respectively.

See Note 15 regarding quarterly cash dividend.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	FMC Stockholders’					Non-controlling Interest	Total Equity
	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock
Balance December 31, 2006	$9.3	$426.3	$1,157.1	$(57.1)	$(525.4)	$59.0	$1,069.2
Net income			132.4			9.6	142.0
Stock compensation plans		(18.8)			37.3		18.5
Shares for benefit plan trust					(0.3)		(0.3)
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $11.4				17.6			17.6
Net unrealized pension and other benefit actuarial gains/(losses) and prior service cost credits, net of income tax benefit of $2.7				(2.6)			(2.6)
Net deferral of hedging gains (losses) and other, net of income tax benefit of $1.2				(1.4)			(1.4)
Foreign currency translation adjustments				33.6			33.6
Dividends ($0.405 per share)			(30.9)				(30.9)
Adjustment to initially apply new U.S. tax accounting guidance as of January 1, 2007			(2.8)				(2.8)
Repurchases of common stock					(110.0)		(110.0)
Distributions to noncontrolling interests						(10.2)	(10.2)

Balance December 31, 2007	$9.3	$407.5	$1,255.8	$(9.9)	$(598.4)	$58.4	$1,122.7
Net income			304.6			17.0	321.6
Stock compensation plans		(12.0)			34.1		22.1
Shares for benefit plan trust					(1.0)		(1.0)
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $1.7				0.9			0.9
Net unrealized pension and other benefit actuarial gains/(losses) and prior service cost credits, net of income tax benefit of $116.6				(190.9)			(190.9)
Net deferral of hedging gains (losses) and other, net of income tax benefit of $17.8				(31.7)			(31.7)
Foreign currency translation adjustments				(44.5)		0.6	(43.9)
Dividends ($0.48 per share)			(35.7)				(35.7)
Repurchases of common stock					(185.2)		(185.2)
Distributions to noncontrolling interests						(12.5)	(12.5)

Balance December 31, 2008	$9.3	$395.5	$1,524.7	$(276.1)	$(750.5)	$63.5	$966.4
Net income			228.5			10.3	238.8
Stock compensation plans		(7.3)			26.9		19.6
Shares for benefit plan trust					(0.6)		(0.6)
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $16.2				25.4			25.4
Net unrealized pension and other benefit actuarial gains/(losses) and prior service cost credits, net of income tax benefit of $28.6				(53.5)			(53.5)
Net deferral of hedging gains (losses) and other, net of income tax expense of $3.0				7.6			7.6
Acquisition of noncontrolling interest		0.4				(3.2)	(2.8)
Foreign currency translation adjustments				17.4		(0.5)	16.9
Dividends ($0.50 per share)			(36.3)				(36.3)
Repurchases of common stock					(35.0)		(35.0)
Distributions to noncontrolling interests						(13.4)	(13.4)

Balance December 31, 2009	$9.3	$388.6	$1,716.9	$(279.2)	$(759.2)	$56.7	$1,133.1

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2009	2008	2007
	(in Millions)
Net income	$238.8	$321.6	$142.0
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $16.2, $1.7 and $11.4 for the years ended December 31, 2009, 2008 and 2007, respectively	25.4	0.9	17.6
Foreign currency translation adjustment	16.9	(43.9)	33.6
Net deferral of hedging gains (losses) and other	7.6	(31.7)	(1.4)
Net unrealized pension and other benefit actuarial gains/(losses) and prior service (costs) credits	(53.5)	(190.9)	(2.6)

Comprehensive income	235.2	56.0	189.2
Less: Comprehensive income attributable to the noncontrolling interest	9.8	17.6	9.6

Comprehensive income attributable to FMC stockholders	$225.4	$38.4	$179.6

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:	PRINCIPAL ACCOUNTING POLICIES AND RELATED FINANCIAL INFORMATION

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

Basis of consolidation and basis of presentation.    The accompanying consolidated financial statements of FMC Corporation and its subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America. Our consolidated financial statements include the accounts of FMC and all entities that we directly or indirectly control. All significant intercompany accounts and transactions are eliminated in consolidation. We have evaluated all subsequent events for recognition or disclosure through February 22, 2010, the date of filing of this 10-K.

Estimates and assumptions.    In preparing the financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results are likely to differ from those estimates, but we do not believe such differences will materially affect our financial position, results of operations or cash flows.

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

Inventories.    Inventories are stated at the lower of cost or market value. Inventory costs include those costs directly attributable to products before sale, including all manufacturing overhead but excluding distribution costs. All domestic inventories, excluding materials and supplies, are determined on a last-in, first-out (“LIFO”) basis and our remaining inventories are recorded on a first-in, first-out (“FIFO”) basis. See Note 5.

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

Asset Retirement Obligations.    We record asset retirement obligations at fair value at the time the liability is incurred. The associated asset retirement obligations are capitalized as part of the carrying amount of related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. We also adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss. See Note 8 for further discussion on our asset retirement obligations.

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

Capitalized interest.    We capitalized interest costs of $3.8 million in 2009, $5.7 million in 2008 and $4.2 million in 2007. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.

Other assets.    Unamortized capitalized software costs totaling $13.8 million and $13.7 million at December 31, 2009 and 2008, respectively, are components of other assets, which also include debt financing fees, advances to contract manufacturers, recoveries related to environmental obligations (see Note 10), intangibles assets other than goodwill (see Note 4), fair value of a deferred compensation arrangement (see Note 17) and other deferred charges. We capitalize the costs of internal use software in accordance with accounting literature which generally permits the capitalization of certain costs incurred to develop or obtain internal use software. We assess the recoverability of capitalized software costs on an ongoing basis and record write-downs to fair value as necessary. We amortize capitalized software costs over expected useful lives ranging from three to ten years.

Goodwill and intangible assets.    Goodwill and other indefinite intangible assets (“intangibles”) are not subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value-based test.

We test goodwill for impairment annually using the criteria prescribed by U.S. GAAP accounting guidance for goodwill and other intangible assets. We did not record any goodwill impairments in 2009, 2008 and 2007.

Definite life intangible assets consist primarily of patents, access rights, customer relationships, registration rights, industry licenses, developed formulations and other intangibles and are being amortized over periods of 5 to 20 years. See Note 4 for additional information on goodwill and intangible assets.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition.    We recognize revenue when the earnings process is complete, which is generally upon transfer of title. This transfer typically occurs either upon shipment to the customer or upon receipt by the customer. In all cases, we apply the following criteria in recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable and collection is reasonably assured. Rebates due to customers are accrued as a reduction of revenue in the same period that the related sales are recorded based on the contract terms.

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

We record on a net basis all taxes collected from customers to be remitted to governmental authorities in our consolidated statements of income.

Foreign currency translation.    We translate the assets and liabilities of most of our foreign operations at exchange rates in effect at the balance sheet date. The foreign operations’ income statements are translated at the monthly exchange rates for the period. For operations where the local currency is the functional currency we record translation gains and losses as a component of accumulated other comprehensive income or loss in stockholders’ equity until the foreign entity is sold or liquidated. We did not have significant operations in any highly inflationary countries during 2009, 2008 and 2007. In countries where the local currency is not the functional currency, except for property, plant and equipment, and other non-current assets which are converted to functional currencies at historical exchange rates, all gains or losses from conversion are included in net income. Net income (loss) for 2009, 2008 and 2007 included aggregate transactional foreign currency gains and losses. We recorded a net gain (loss) of $(7.5) million, $0.4 million and $(13.8) million for the years ended December 31, 2009, 2008, and 2007 respectively. Other comprehensive income or loss for 2009, 2008 and 2007 included translation gains (losses) of $17.4 million, $(44.5) million and $33.6 million, respectively.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes relating derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the inception of the hedge and throughout its term, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively. We had $0.7 million, $0.2 million and $0.1 million of ineffective losses related to our hedges for 2009, 2008 and 2007, respectively.

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

We have identified Agricultural Products, Specialty Chemicals and Industrial Chemicals as our reportable segments. Segment disclosures are included in Note 19. Segment operating profit is defined as segment revenue less operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses and research and development expenses). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges, investment gains and losses, loss on extinguishment of debt, asset impairments, LIFO inventory adjustments, amortization of inventory step-up from business acquisitions and other related inventory adjustments, and other income and expense items. Information about how restructuring and other charges relate to our businesses at the segment level is discussed in Note 7.

Segment assets and liabilities are those assets and liabilities that are recorded and reported by segment operations. Segment operating capital employed represents segment assets less segment liabilities. Segment assets exclude corporate and other assets, which are principally cash equivalents, the LIFO reserve on inventory, deferred income taxes, eliminations of intercompany receivables and property and equipment not attributable to a specific segment. Segment liabilities exclude substantially all debt, income taxes, pension and other postretirement benefit liabilities, environmental reserves, restructuring reserves, deferred gains on sale and leaseback of equipment, fair value of currency contracts, intercompany eliminations, and reserves for discontinued operations.

Geographic segment revenue is based on the location of our customers. Geographic segment long-lived assets include investments, net property, plant and equipment, and other non-current assets. Geographic segment data is included in Note 19.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock compensation plans.    We recognize compensation expense in the financial statements for all share options and other equity-based arrangements. Share-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period (See Note 14 for further discussion on our share-based compensation).

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

Our environmental liabilities for continuing and discontinued operations are principally for costs associated with the remediation and/or study of sites at which we are alleged to have disposed of hazardous substances. Such costs principally include, among other items, RI/FS, site remediation, costs of operation and maintenance of the remediation plan, attorney fees and consultants for work related to the environmental effort, and future monitoring costs. Estimated site liabilities are determined based upon existing remediation laws and technologies, specific site consultants’ engineering studies or by extrapolating experience with environmental issues at comparable sites.

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

Pension and other postretirement benefits.    We provide qualified and nonqualified defined benefit and defined contribution pension plans, as well as postretirement health care and life insurance benefit plans to our employees. Effective July 1, 2007, all of our newly hired and rehired salaried and nonunion hourly employees are

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

no longer eligible for our defined benefit pension plans. The costs (or benefits) and obligations related to these benefits reflect key assumptions related to general economic conditions, including interest (discount) rates, healthcare cost trend rates, expected rates of return on plan assets and the rates of compensation increases for employees. The costs (or benefits) and obligations for these benefit programs are also affected by other assumptions, such as average retirement age, mortality, employee turnover, and plan participation. To the extent our plans’ actual experience, as influenced by changing economic and financial market conditions or by changes to our own plans’ demographics, differs from these assumptions, the costs and obligations for providing these benefits, as well as the plans’ funding requirements, could increase or decrease. When actual results differ from our assumptions, the difference is typically recognized over future periods. In addition, the unrealized gains and losses related to our pension and postretirement benefit obligations may also affect periodic benefit costs (or benefits) in future periods. See Note 13 for additional information relating to pension and other postretirement benefits.

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

Variable Interest Entities

In June 2009, the FASB amended guidance regarding the consolidation of variable interest entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should consolidate an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. We are required to adopt this guidance starting on January 1, 2010. Early adoption is prohibited. We have evaluated this guidance and do not believe it will have an effect on our consolidated financial statements upon adoption.

Accounting for Transfers of Financial Assets

In June 2009, the FASB amended its guidance on accounting for transfers of financial assets. This amended literature will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and requires sellers of the assets to make additional disclosures. We are required to adopt this guidance starting in on January 1, 2010. Early adoption is prohibited. We have evaluated this guidance and do not believe it will have an effect on our consolidated financial statements upon adoption.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting guidance adopted in 2009

Disclosures about Postretirement Benefit Plan Assets

In December 2008, the FASB issued authoritative guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The literature requires additional disclosure regarding how investment allocation decisions are made, additional information about major categories of plan assets, including concentrations of risk and fair-value measurements, and the fair-value techniques and inputs used to measure plan assets. We adopted this guidance beginning with our 2009 Form 10-K. See Note 13 for adoption of this guidance.

Subsequent Events

In May 2009, the FASB issued authoritative guidance on subsequent events. This guidance establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted this guidance for our June 30, 2009 Form 10-Q. Other than disclosure, the implementation of this guidance did not have an impact on our consolidated financial statements.

Business Combinations

In December 2007, the FASB issued authoritative guidance on the accounting for business combinations. Under the new guidance, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair values on the acquisition date. In April 2009, the FASB issued additional literature on the accounting for business combinations. This literature addresses issues related to initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted both of these pieces of authoritative guidance on January 1, 2009. There was no impact to our consolidated financial statements upon adoption of this literature. All acquisitions, subsequent to January 1, 2009, have and will be accounted for under this new guidance.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued authoritative guidance on noncontrolling interests in consolidated financial statements. This guidance applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements. This new literature changes the accounting and reporting for minority interests, which has been recharacterized as noncontrolling interests and classified as a component of equity. Additionally, the literature provides guidance on the treatment of net income attributable to noncontrolling interests and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. We adopted this guidance on January 1, 2009 via retrospective application of the presentation and disclosure requirements. Other than the new presentation and disclosure requirements, there was no impact to our consolidated financial statements upon adoption of this guidance.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities. This guidance applies to the disclosure requirements for all derivative instruments and hedged items. This literature amends and expands the disclosure requirements of derivative and hedging accounting

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

guidance, requiring qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about the credit risk related contingent features in derivative agreements. Pursuant to the transition provisions of this literature, we adopted this guidance on January 1, 2009 and presented the required disclosures in the prescribed format on a prospective basis. Other than new disclosure, there was no impact to our consolidated financial statements upon adoption. See Note 17 for adoption of this guidance.

Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities

In June 2008, the FASB issued authoritative guidance on determining whether instruments granted in share-based payment transactions are participating securities. This guidance requires non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities and, therefore, included in the earnings allocation in computing earnings per share under the two-class method. We adopted this literature on January 1, 2009 and all previously reported earnings per share data was adjusted retrospectively to conform with the requirements of the guidance. Our restricted stock awards granted to employees and directors are considered participating securities as they receive non-forfeitable dividends at the same rate as common stock. The implementation of this guidance decreased our previously reported basic earnings per share by approximately $0.03 and $0.02 for the years ended December 31, 2008 and 2007, respectively, and had no impact on our previously reported diluted earnings per share. See Note 16 for adoption of this guidance.

Fair Value Reporting for Non-Financial Assets and Non-Financial Liabilities

In February 2008, the FASB delayed its effective date by one year related to the fair value reporting requirements for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We adopted these requirements for non-financial assets and liabilities on January 1, 2009. See Note 17 for adoption of this guidance. Other than new disclosure, there was no impact to our consolidated financial statements upon adoption of this guidance.

Equity Method Investment Accounting Considerations

In September 2008, the FASB issued authoritative guidance with respect to equity method investment accounting considerations. The consensus requires an equity-method investor to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor. The investor is also required to perform an overall other-than-temporary impairment test of its investment. We adopted this guidance on January 1, 2009. There was no impact to our consolidated financial statements upon adoption.

Accounting for Defensive Intangible Assets

In November 2008, the FASB issued authoritative guidance with respect to accounting for defensive intangible assets. The guidance applies to acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold the asset to prevent others from obtaining access to the asset (a defensive intangible asset). These assets should be accounted for as separate identifiable defensive intangible assets and should be assigned a useful life that reflects the entity’s consumption of the expected benefits related to that asset. We adopted this guidance on January 1, 2009. There was no impact to our consolidated financial statements upon adoption.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The CB acquisition included intangible assets of $12.1 million (primarily customer relationships and trade names) and inventory of $1.7 million. Approximately $1.0 million of the purchase price was accrued as contingent consideration. The Benalaxyl acquisition totaled $20.0 million and consisted of registration rights and trademarks.

The acquired intangible assets from these acquisitions that are subject to amortization, primarily customer relationships, registration rights and developed formulations, have useful lives ranging from 5 to 20 years.

Pro forma revenue, net income and earnings per share information related to these acquisitions are not presented because its impact on these measures in our consolidated statements of income is not significant.

2008 Acquisitions

During the third quarter of 2008, we acquired the two businesses described below for approximately $97 million. We paid $89.7 million in cash for these two businesses which represents the purchase price of approximately $97 million less cash acquired. The final purchase price includes working capital adjustments incurred in 2009. The businesses were integrated into our Specialty Chemicals segment’s BioPolymer Division.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the final purchase price allocation of our Specialty Chemical segment acquisitions described above. During the year ended December 31, 2009, we finalized the purchase price allocation of these acquisitions which resulted in an adjustment of $8.4 million to goodwill.

(in Millions)
Current Assets (primarily inventory)	$45.4
Property, Plant & Equipment	16.2
Intangible Assets (primarily customer relationships)	17.4
Goodwill	31.1
Deferred Tax Asset	12.2

Total Assets Acquired	$122.3
Current Liabilities	22.2
Long-Term Liabilities (primarily deferred tax liability)	3.0

Net Assets	$97.1

As of the acquisition dates, we began to assess and formulate plans to restructure the acquired entities. These activities were accounted for in accordance with the then applicable accounting guidance related to recognition of liabilities in connection with a purchase business combination. The estimated costs have been recognized as liabilities in the purchase price allocations above. Refer to Note 7 for a rollforward of the restructuring activities related to the Alginates operations.

The acquired intangible assets that are subject to amortization, primarily customer relationships, have a weighted average useful life of 20 years. The $31.1 million of goodwill, most of which is deductible for income tax purposes, is included in our Specialty Chemicals segment.

Pro forma revenue had the acquisitions of ISP and CoLiving occurred on January 1, 2007 and January 1, 2008, would have been $3,177.4 million and $2,714.7 million for the years ended December 31, 2008 and 2007, respectively. This information is based on historical results of operations, and, in our opinion, is not necessarily indicative of the results that would have been achieved had we operated the entities acquired since such dates. Pro forma net income and earnings per share information related to these acquisitions are not presented because the impact of these acquisitions on these measures in our consolidated statements of income is not significant.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4:	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the years ended December 31, 2009 and December 31, 2008 are presented in the table below:

(in Millions)	Agricultural Products	Specialty Chemicals	Industrial Chemicals	Total
Balance, December 31, 2007	$2.7	$176.9	$0.6	$180.2
Acquisitions	—	22.7	—	22.7
Foreign Currency Adjustments	—	(5.9)	—	(5.9)

Balance, December 31, 2008	$2.7	$193.7	$0.6	$197.0
Acquisitions	0.1	—	—	0.1
Purchase Price Allocation Adjustments (See Note 3)	—	8.4	—	8.4
Foreign Currency Adjustments	—	4.0	—	4.0

Balance, December 31, 2009	$2.8	$206.1	$0.6	$209.5

Acquisitions for the year ended December 31, 2009, related to the CB Professional Products acquisition and acquisitions for the year ended December 31, 2008, relate to the ISP and CoLiving acquisitions. These acquisitions are described in Note 3.

Our indefinite life intangible assets totaled $2.4 million at December 31, 2009. We did not have any indefinite life intangible assets at December 31, 2008. The indefinite life intangible assets consist of trade names acquired as part of the CB Professional Products acquisition in our Agricultural Products segment as discussed in Note 3.

Our definite life intangible assets totaled $55.1 million and $26.9 million at December 31, 2009 and 2008, respectively. At December 31, 2009, these definite life intangibles were allocated among our business segments as follows: $35.6 million in Agricultural Products, $18.5 million in Specialty Chemicals and $1.0 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, customer relationships, access and registration rights, industry licenses, developed formulations and other intangibles and are included in “Other assets” in the consolidated balance sheets. The increase in definite life intangibles during the year ended December 31, 2009, was due to the intangible assets acquired in connection with the acquisitions described in Note 3. Amortization was not significant in the periods presented. The estimated amortization expense for each of the five years ended December 31, 2010 to 2014 is also not significant.

NOTE 5:	INVENTORIES

The current replacement cost of inventories exceeded their recorded values by $165.3 million at December 31, 2009 and $150.0 million at December 31, 2008. Approximately 36 percent of inventories in 2009 and approximately 34 percent of inventories in 2008 are recorded on the LIFO basis. In 2009 and 2008, approximately 64 percent and 66 percent, respectively, of inventories are determined on a FIFO basis.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories consisted of the following:

	December 31,
	2009	2008
	(in Millions)
Finished goods and work in process	$214.6	$249.7
Raw materials	135.9	131.1

Net inventory	$350.5	$380.8

NOTE 6:	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2009	2008
	(in Millions)
Land and land improvements	$140.9	$136.8
Mineral rights	31.4	33.8
Buildings	349.9	313.5
Machinery and equipment	2,132.9	2,037.6
Construction in progress	94.7	119.8

Total cost	2,749.8	2,641.5
Accumulated depreciation	1,785.3	1,702.3

Property, plant and equipment, net	$964.5	$939.2

Depreciation expense was $108.4 million, $106.1 million, and $113.8 million in 2009, 2008 and 2007, respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7:	RESTRUCTURING AND OTHER CHARGES (INCOME)

Our restructuring and other charges (income) are comprised of restructuring, asset impairments and other charges (income).

Our restructuring and other charges (income) are comprised of the following:

	Year Ended December 31,
	2009	2008	2007
	(in Millions)
Baltimore Phase Out	$1.8	$31.5	$104.9
Jacksonville Phase Out	—	5.6	—
Alginates Restructuring	13.3	—	—
Bayport Butyllithium Shutdown	7.5	—	—
Bromborough Lithium Metal Production Shutdown	7.4	—	—
Barcelona Facility Shutdown	25.8	—	—
Foret Asset Abandonments	—	—	12.2
Santa Clara Shutdown	6.7	—	—
Other Items	19.0	15.1	7.9

Restructuring charges and asset impairments	$81.5	$52.2	$125.0
Princeton Property Sale	(2.3)	(29.0)	—
Sodium Sulfate Assets Sale	(1.0)	(3.6)	—
Legal Settlements	29.9	10.0	24.3
Environmental Charges at Operating Sites (see Note 10)	20.2	16.2	10.2
Other, net	4.5	3.8	5.4

Other charges (income), net	$51.3	$(2.6)	$39.9

Total Restructuring and Other Charges	$132.8	$49.6	$164.9

RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

Agricultural Products

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

We recorded charges totaling $1.8 million during the year ended December 31, 2009, which consisted of (i) demolition costs of $1.2 million and (ii) other shutdown costs of $0.6 million.

We recorded charges totaling $31.5 million during the year ended December 31, 2008. These charges consisted of (i) accelerated depreciation on fixed assets of $27.0 million, (ii) severance and employee benefits of $1.4 million, and (iii) other shutdown charges of $3.1 million.

We recorded charges totaling $104.9 million during the year ended December 31, 2007, which consisted of (i) plant and equipment impairment charges and accelerated depreciation on fixed assets of $98.7 million, and (ii) severance and employee benefits of $6.2 million. The plant and equipment impairment charges were primarily the result of the abandonment of a significant amount of assets at this facility before the end of their previously estimated useful life.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Jacksonville Phase Out

In May 2008, we made the decision to phase out operations of our Jacksonville, Florida facility in our Agricultural Products segment by the third quarter of 2008. Our decision was consistent with our strategy to maintain globally cost-competitive manufacturing positions.

We recorded charges totaling $5.6 million during the year ended December 31, 2008, which consisted of (i) accelerated depreciation on fixed assets of $3.8 million, (ii) severance and employee benefits of $1.0 million, and (iii) other shutdown charges of $0.8 million.

Specialty Chemicals

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

We recorded charges related to the pre-existing operations totaling $13.3 million during the year ended December 31, 2009, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $8.6 million, (ii) severance and employee benefits of $3.9 million and (iii) other shut down charges of $0.8 million.

Bayport Butyllithium Shutdown

In March 2009, we made the decision to close our Bayport butyllithium facility located in Bayport, Texas. The Bayport butyllithium facility is part of our Lithium division which is included in our Specialty Chemicals segment. Our decision is consistent with our ongoing strategy to be globally competitive and focus on products consistent with market demands.

We recorded charges totaling $7.5 million during the year ended December 31, 2009, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $6.8 million and (ii) severance and employee benefits of $0.7 million.

Bromborough Lithium Metal Production Unit Shutdown

In September 2009, we made the decision to close our Lithium metal production unit at our Bromborough, UK plant. The facility is included in our Specialty Chemicals segment.

We recorded charges totaling $7.4 million during the year ended December 31, 2009, which consisted of (i) severance and employee benefits of $1.8 million, (ii) accelerated depreciation on fixed assets to be abandoned of $5.0 million and (iii) other shut down costs of $0.6 million.

Industrial Chemicals

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded charges totaling $25.8 million during the year ended December 31, 2009, which consisted of (i) severance and employee benefits of $10.1 million, (ii) accelerated depreciation on fixed assets to be abandoned of $15.2 million and (iii) other shut down costs of $0.5 million.

Abandonment of Foret Co-Generation Facility and Other Foret Fixed Asset Abandonments

During the second quarter of 2007, we abandoned a co-generation facility at Foret and recorded an impairment charge of $8.2 million. This facility, which is part of our Industrial Chemicals segment, produced electrical power and thermal energy by co-generation for use at one of Foret’s production properties. Historically, excess electricity produced from this facility was sold into the Spanish market. We own 75 percent of this co-generation facility and have recorded noncontrolling interest associated with this charge of $1.4 million as part of “Noncontrolling interests” in the consolidated statements of income for the year ended December 31, 2007.

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

We recorded charges totaling $6.7 million during the year ended December 31, 2009, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $3.5 million, (ii) severance and employee benefits of $1.5 million, and (iii) other shut down costs of $1.7 million.

Other Items

In addition to the restructurings described above, we engaged in certain other restructuring activities within all three of our segments during the years ended December 31, 2009, 2008 and 2007 which resulted in severance and asset abandonment charges. We expect these restructuring charges to improve our global competitiveness through improved cost efficiencies.

Restructuring and other charges (income) for the year ended December 31, 2009, included $12.4 million of severance costs due to workforce restructurings, of which $11.0 million related to our Industrial Chemicals segment and $1.4 million related to our Specialty Chemicals segment. We also recorded $6.4 million of asset abandonment charges, of which $2.6 million related to our Agricultural Products segment, $2.7 million related to our Industrial Chemicals segment and $1.1 million related to our Specialty Chemicals segment. Remaining restructuring and other charges (income) for the year ended December 31, 2009 included $0.2 million of charges primarily representing adjustments related to previously recorded restructuring reserves. Asset abandonment charges were determined based upon our decision to abandon these assets before the end of their previously estimated life.

Restructuring and other charges (income) for the year ended December 31, 2008, included $8.1 million of severance costs due to workforce restructurings, of which $3.2 million related to our Agricultural Products segment, $4.2 million related to our Industrial Chemicals segment and $0.7 million related to our Specialty Chemicals segment. We recorded $7.0 million of asset abandonment charges, of which $2.2 million related to our Agricultural Products segment, $1.5 million related to our Industrial Chemicals segment and $3.3 million related to our Specialty Chemicals segment.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restructuring and other charges (income) for the year ended December 31, 2007, included $6.8 million of severance costs, of which $5.6 million related to our Industrial Chemicals segment and $1.2 million related to our Agricultural Products Segment. We also recorded $1.1 million of asset abandonment charges in our Industrial Chemicals segment.

Rollforward of Restructuring Reserves

The following table shows a rollforward of restructuring reserves and the related spending and other changes:

(in Millions)	Balance at 12/31/07 (3)	Increase in reserves (2)	Cash payments	Balance at 12/31/08 (3)	Increase in reserves (2)	Cash payments	Balance at 12/31/09 (3)
Baltimore and Jacksonville Facility Shutdowns	$6.2	$6.3	$(9.1)	$3.4	$1.0	$(4.4)	$—
Alginates Restructuring	—	3.0	—	3.0	8.2	(2.7)	8.5
Bayport Butyllithium Facility Shutdown	—	—	—	—	0.7	(0.4)	0.3
Bromborough Lithium Metal Production Unit Shutdown	—	—	—	—	1.9	(0.1)	1.8
Barcelona Facility Shutdown	—	—	—	—	10.1	—	10.1
Santa Clara Facility Shutdown	—	—	—	—	3.2	(2.1)	1.1
Other Workforce Related and Facility Shutdowns (1)	5.9	8.4	(12.2)	2.1	13.1	(14.4)	0.8

Total	$12.1	$17.7	$(21.3)	$8.5	$38.2	$(24.1)	$22.6

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.
(2)	Primarily severance costs. The impairment and accelerated depreciation charges noted above impacted our property, plant and equipment balances and are not included in the above tables.
(3)	Included in “Accrued and other liabilities” on the consolidated balance sheets.

OTHER CHARGES (INCOME), NET

Princeton Property Sale

On March 18, 2008, we completed the sale of our 158-acre Princeton research center to the Princeton HealthCare System. Gross proceeds from the sale were $62.5 million and net proceeds after offsets, commissions and fees totaled approximately $60 million. The gain on sale was $29.0 million and is included in “restructuring and other charges (income)” in the consolidated statements of income for the year ended December 31, 2008. The gain on sale was reduced by the sale-leaseback deferral described below.

As part of the sale, we entered into a sale-leaseback under which certain of the buildings sold to the Princeton HealthCare System were leased back to us for a maximum period up to approximately three years. The leaseback was accounted for as an operating lease and the present value of the lease payments was deferred as part of the gain on sale. At the time of the sale, we recorded a deferred gain in the amount of $6.7 million. This amount was being recognized as a reduction of rent expense over the term of the lease. During the third quarter of 2009, we moved into our new research and development facility and as a result we exited our leases with the Princeton HealthCare System. The event resulted in a net gain of $2.3 million since the amounts we deferred as part of the gain on sale assumed a longer lease period.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We did not complete the sale of the sodium sulfate co-generation facility at the time we sold the other sodium sulfate assets noted above. We completed the sale of this asset in the third quarter of 2009 for a gain of $1.0 million.

Legal Settlements

During the year ended December 31, 2009, we recorded an approximate charge of $21.0 million in connection with the resolution of a regulatory matter in our Industrial Chemicals Segment. We also recorded a charge of $3.3 million related to the settlement of a legal matter in our Industrial Chemicals segment and $5.6 million of other charges primarily represented settlements with state authorities for property claims and adjustments.

During the year ended December 31, 2008, we reached an agreement in principle to settle a federal class action lawsuit, alleging violations of antitrust laws involving our hydrogen peroxide product in our Industrial Chemicals segment in the amount of $10.0 million.

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

During the year ended December 31, 2007, we recorded $1.8 million of charges related to an agreement to settle state court cases alleging violations of antitrust law involving our microcrystalline cellulose product (“MCC”) in our Specialty Chemicals Business.

See Note 18 for further details on our legal matters.

Other Items

In 2006, our Agricultural Products segment entered into a development agreement with a third-party company, whereby we were given the right to develop further one of the third party company’s products in certain geographic markets. In 2007, our Agricultural Products segment entered into a collaboration and license agreement with another third-party company for the purpose of obtaining certain technology and intellectual property rights. In 2007, we acquired further rights under the development agreement and in 2009 we extended our rights under the collaboration and license agreement. We have recorded charges of $2.0 million, $1.0 million and $2.0 million in 2009, 2008 and 2007, respectively, under these agreements representing payments to acquire and extend our rights under these agreements. The development agreement representing a fungicide project was terminated by the Company in 2008.

Remaining other charges for 2009, 2008 and 2007 primarily represents the accrual of interest associated with the European Commission fine recorded during the year ended December 31, 2006. See Note 18.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8: ASSET RETIREMENT OBLIGATIONS

We have mining operations in Green River, Wyoming for our soda ash business as well as mining operations in our lithium operations. We have legal reclamation obligations related to these facilities upon closure of the mines. Additionally, we have obligations at the majority of our manufacturing facilities in the event of a permanent plant shutdown. Certain of these obligations are recorded in our environmental reserves described in Note 10. For certain asset retirement obligations (“ARO’s”) not already accrued, we have calculated the fair value of these ARO’s and concluded that the present value of these obligations was immaterial at December 31, 2009. We have also determined that the liability for certain other ARO’s cannot currently be calculated as the settlement dates are not reasonably estimable. We will recognize the liability for these ARO’s when sufficient information exists to estimate a range of potential settlement dates.

The changes in the carrying amounts of ARO’s for the years ended December 31, 2009 and 2008 are as follows.

(in Millions)
Balance at December 31, 2007	$15.1
Acceleration due to facility shutdowns (1)	5.2
Additional ARO liability (2)	3.6
Accretion expense	0.4
Payments	(16.6)

Balance at December 31, 2008	$7.7
Acceleration due to facility shutdowns (1)	11.7
Additional ARO liability (2)	1.0
Accretion expense	0.4
Payments	(5.7)

Balance at December 31, 2009	$15.1

(1)	This increase in 2008 was primarily associated with our decision to phase out operations at our Baltimore facility and our Jacksonville facility and in 2009, our Barcelona, Bromborough and Bayport facilities. As a result of these decisions, the estimated settlement dates associated with asset retirement obligations at the facilities were accelerated, resulting in an increase to the liability and an increase to capitalized asset retirement costs. The capitalized asset retirement costs were depreciated on an accelerated basis over the period that we operated the facilities. See Note 7 for further details on these phase outs.
(2)	The additions to the ARO liability primarily related to the acquisitions in our Specialty Chemicals segment. Refer to Note 3.

NOTE 9:	DISCONTINUED OPERATIONS

Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued between 1976 and 2001. The primary liabilities retained include environmental liabilities, other post-retirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our discontinued operations comprised the following:

	Year Ended December 31,
	2009	2008	2007
	(in Millions)
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax expense of $0.2 million, $0.2 million and $0.4 million for 2009, 2008 and 2007, respectively)	$0.5	$0.1	$1.1
Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations (net of income tax benefit of $11.4 million, $15.2 million and $15.4 million in 2009, 2008 and 2007, respectively)	(18.7)	(25.0)	(25.4)

Discontinued operations, net of income taxes	$(18.2)	$(24.9)	$(24.3)

Year Ended December 31, 2009

For the year ended December 31, 2009, we recorded a $30.1 million ($18.7 million after-tax) charge to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $7.1 million ($4.4 million after-tax) relate primarily to a provision increase for environmental issues at our Front Royal and Middleport sites as well as for operating and maintenance activities partially offset by recoveries. See the table showing our environmental reserves in Note 10. We also recorded increases to legal reserves and expenses in the amount of $23.0 million ($14.3 million after-tax).

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

Reserve for Discontinued Operations at December 31, 2009 and 2008

The reserve for discontinued operations totaled $41.7 million and $37.5 million at December 31, 2009 and 2008, respectively. The liability at December 31, 2009, was comprised of $7.3 million for workers’ compensation and product liability, $11.8 million for other postretirement medical and life insurance benefits provided to former employees of discontinued businesses and $22.6 million of reserves for legal proceedings associated with discontinued operations. The discontinued postretirement medical and life insurance benefits liability equals the accumulated postretirement benefit obligation. Associated with this liability is a net pretax

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

actuarial gain and prior service credit of $15.4 million ($10.3 million after-tax) and $17.6 million ($11.6 million after-tax) at December 31, 2009 and 2008, respectively. The estimated net actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into discontinued operations during 2010 are $1.7 million and $0.1 million, respectively.

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

Spending in 2009, 2008 and 2007 was $1.1 million, $0.6 million and $1.9 million, respectively, for workers’ compensation, product liability and other claims; $1.2 million, $1.5 million and $2.0 million, respectively, for other postretirement benefits; and $17.6 million, $15.5 million and $18.8 million, respectively, related to reserves for legal proceedings associated with discontinued operations.

NOTE 10:	ENVIRONMENTAL

We are subject to various federal, state, local and foreign environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials and remediation of contaminated sites. We are also subject to liabilities arising under Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment. We are also subject to liabilities under RCRA and analogous state laws that require owners and operators of facilities that have treated, stored or disposed of hazardous waste pursuant to a RCRA permit to follow certain waste management practices and to clean up releases of hazardous substances into the environment associated with past or present practices. In addition, when deemed appropriate, we enter certain sites with potential liability into voluntary remediation compliance programs, which are also subject to guidelines that require owners and operators, current and previous, to clean up releases of hazardous substances into the environment associated with past or present practices.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $204.2 million and $194.2 million, respectively, before recoveries, were recorded at December 31, 2009 and 2008. The long-term portion of these reserves is included in “Environmental liabilities, continuing and discontinued” on the consolidated balance sheets, net of recoveries, and amounted to $167.0 million and $158.8 million at December 31, 2009 and December 31, 2008, respectively. The short-term portion of our continuing operations obligations is recorded in “Accrued and other liabilities”. In addition, we have estimated that reasonably possible environmental loss contingencies, net of expected recoveries may exceed amounts accrued by approximately $75 million at December 31, 2009.

To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. We have recorded recoveries, representing probable realization of claims against insurance companies, U.S. government agencies and other third parties, of $57.2 million and $47.7 million at December 31, 2009 and December 31, 2008, respectively. The recoveries at December 31, 2009 are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” totaling $20.1 million or as “Other assets” totaling $37.1 million in the consolidated balance sheets. The recoveries at December 31, 2008 are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” totaling $21.5 million or as “Other assets” totaling $26.2 million in the consolidated balance sheets. Cash recoveries for the years 2009, 2008 and 2007 were $13.7 million, $5.6 million and $6.1million, respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below is a rollforward of our total environmental reserves, continuing and discontinued from December 31, 2006 to December 31, 2009.

Operating and Discontinued Sites Total
(in Millions)
Total environmental reserves, net of recoveries at December 31, 2006	$167.2

2007
Provision	33.3
Spending, net of recoveries	(30.7)

Net Change	2.6

Total environmental reserves, net of recoveries at December 31, 2007	169.8

Environmental reserves, current, net of recoveries (1)	$9.7
Environmental reserves, long-term continuing and discontinued, net of recoveries	160.1

Total environmental reserves, net of recoveries at December 31, 2007	$169.8

2008
Provision	48.7
Spending, net of recoveries	(45.8)

Net Change	2.9

Total environmental reserves, net of recoveries at December 31, 2008	$172.7

Environmental reserves, current, net of recoveries (1)	$13.9
Environmental reserves, long-term continuing and discontinued, net of recoveries	158.8

Total environmental reserves, net of recoveries at December 31, 2008	$172.7

2009
Provision	47.5
Spending, net of recoveries	(36.1)

Net Change	11.4

Total environmental reserves, net of recoveries at December 31, 2009	$184.1

Environmental reserves, current, net of recoveries (1)	$17.1
Environmental reserves, long-term continuing and discontinued, net of recoveries	167.0

Total environmental reserves, net of recoveries at December 31, 2009	$184.1

(1)	“Current” includes only those reserves related to continuing operations.

Our total environmental reserves, before recoveries, include $186.8 million and $179.6 million for remediation activities and $17.4 million and $14.6 million for RI/FS costs at December 31, 2009 and 2008, respectively. For the years 2009, 2008 and 2007, we charged $33.1 million, $39.5 million and $31.2 million, respectively, against established reserves for remediation spending, and $7.5 million, $10.1 million and $5.6 million, respectively, against reserves for spending on RI/FS. We anticipate that the remediation and RI/FS expenditures for current operating, previously operated and other sites will continue to be significant for the foreseeable future.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 2009, 2008 and 2007, we recorded environmental provisions totaling $27.3 million, $37.2 million and $31.3 million, respectively. The $27.3 million recorded in 2009 included $47.5 million recorded as an increase to our environmental reserves, $17.6 million recorded as a recovery in “Other assets” on our consolidated balance sheets and $2.6 million of recoveries recorded directly to “Discontinued operations, net of income taxes” on our consolidated statements of income. The $37.2 million recorded in 2008 included $48.7 million recorded as an increase to our environmental reserves, $9.6 million recorded as a recovery in “Other assets” on our consolidated balance sheets and $1.9 million of recoveries recorded directly to “Discontinued operations, net of income taxes” on our consolidated statements of income. The $31.3 million recorded in 2007 included $33.3 million recorded as an increase to our environmental reserves and $2.0 million recorded as a recovery in “Other assets” on our consolidated balance sheets. These provisions related to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years.

Front Royal

On October 21, 1999, the Federal District Court for the Western District of Virginia approved a consent decree signed by us, the EPA (Region III) and the Department of Justice (“DOJ”) regarding past response costs and future clean-up work at the discontinued fiber-manufacturing site in Front Royal, Virginia. In January 2010, EPA issued a ROD for Operable Unit 7 (OU-7) primarily addressing waste basins and groundwater, which is the last remaining operable unit at the site. The current reserve includes a provision for OU-7 and previously approved work for other operable units under the Consent Decree. As part of a prior settlement, government agencies have reimbursed us for approximately one-third of the clean-up costs due to the government’s role at the site, and we expect reimbursement to continue in the future. The amount of the reserve for this site was $31.1 million at December 31, 2009 and $34.0 million at December 31, 2008.

Pocatello

We have successfully decommissioned our Pocatello plant, and formally requested that EPA acknowledge completion of work under a June 1999 RCRA Consent Decree. Future remediation costs include compliance with a 1998 CERCLA ROD which addresses ground water contamination and historic waste storage areas on the Pocatello plant portion of the Eastern Michaud Flats Superfund Site. FMC previously signed a CERCLA Consent Decree to implement this ROD, however, in August of 2000, the DOJ withdrew the Consent Decree to review the administrative record supporting the EPA’s remedy selection decision. Beginning in 2007 and throughout 2008 and 2009, we performed supplemental investigative work pursuant to an October 2003 CERCLA Administrative Order to address areas triggered by plant shutdown. EPA approved the supplemental remedial investigation report in May of 2009 and a supplemental feasibility study has been prepared for agency review. We expect the EPA to issue an amended ROD after approval of the draft feasibility study. Additionally, we continue to conduct work pursuant to a December 2006 CERCLA unilateral administrative order to FMC to address air emissions from vents beneath the cap of one of the closed RCRA ponds, Pond 16S. The amount of the reserve for this site was $46.1 million at December 31, 2009 and $36.8 million at December 31, 2008.

Middleport

At our facility in Middleport, New York, we have constructed an engineered containment cover, closed RCRA regulated surface water impoundments and are collecting and treating both surface water runoff and ground water, and completed remediation of soil at 26 offsite residential properties and other offsite areas under a RCRA Corrective Action Order. Additional costs may result if additional remediation is required by regulatory agencies during the review and approval of various components of the RCRA corrective measures study. The amount of the reserve for this site is $27.9 million at December 31, 2009 and $27.5 million at December 31, 2008.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Regarding current operating sites, we spent $11.6 million, $16.4 million and $14.3 million for the years 2009, 2008 and 2007, respectively, on capital projects relating to environmental control facilities. Additionally, in 2009, 2008 and 2007, we spent $24.9 million, $26.4 million and $29.3 million, respectively, for environmental compliance costs, which are operating costs not covered by established reserves.

NOTE 11:	INCOME TAXES

Domestic and foreign components of income from continuing operations before income taxes are shown below:

	Year Ended December 31,
	2009	2008	2007
	(in Millions)
Domestic	$275.9	$331.8	$136.1
Foreign	34.1	140.1	59.2

Total	$310.0	$471.9	$195.3

The provision (benefit) for income taxes attributable to income from continuing operations consisted of:

	Year Ended December 31,
	2009	2008	2007
	(in Millions)
Current:
Federal	$—	$(1.2)	$—
Foreign	3.1	29.7	22.5
State	—	—	—

Total current	3.1	28.5	22.5
Total deferred	49.9	96.9	6.5

Total	$53.0	$125.4	$29.0

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total income tax provisions (benefits) were allocated as follows:

	Year Ended December 31,
	2009	2008	2007
	(in Millions)
Continuing operations	$53.0	$125.4	$29.0
Discontinued operations	(11.2)	(15.0)	(15.0)
Items charged directly to equity	(9.4)	(132.7)	10.2

Total	$32.4	$(22.3)	$24.2

Significant components of the deferred income tax provision (benefit) attributable to income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in Millions)
Deferred tax (exclusive of valuation allowance)	$68.1	$97.8	$22.9
Increase (decrease) in the valuation allowance for deferred tax assets	(18.2)	(0.9)	(16.4)

Deferred income tax provision	$49.9	$96.9	$6.5

Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
	2009	2008
	(in Millions)
Reserves for discontinued operations, environmental and restructuring	$112.9	$95.3
Accrued pension and other postretirement benefits	89.0	103.0
Other reserves	58.4	55.4
Alternative minimum, foreign tax and other credit carryforwards	97.8	81.8
Net operating loss carryforwards	60.9	136.7
Other	68.0	59.3

Deferred tax assets	487.0	531.5
Valuation allowance	(37.1)	(55.3)

Deferred tax assets, net of valuation allowance	$449.9	$476.2

Property, plant and equipment, net	$36.2	$55.7

Deferred tax liabilities	$36.2	$55.7

Net deferred tax assets	$413.7	$420.5

We have recognized that it is more likely than not that certain future tax benefits may not be realized as a result of current and future income. During the year ended December 31, 2009, the valuation allowance was decreased by $18.2 million. We believe that it is more likely than not that future earnings will generate sufficient taxable income to utilize the net deferred tax assets recorded as of December 31, 2009.

At December 31, 2009, we had net operating loss and tax credit carryforwards as follows: U.S. net operating loss carryforwards of $129.3 million expiring in varying amounts and years through 2028, state net operating loss carryforwards of $940.1 million expiring in various amounts and years through 2028, foreign net operating loss

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryforwards of $145.1 million expiring in various years, U.S. foreign tax credit carryforwards of $50.8 million expiring in various amounts and years through 2018, and alternative minimum tax credit carryforwards of $40.8 million with no expiration date.

The effective income tax rate applicable to income from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
	2009	2008	2007
Statutory U.S. tax rate	35%	35%	35%
Net difference:
Percentage depletion	(6)	(4)	(8)
State and local income taxes, less federal income tax benefit	2	1	—
Foreign earnings subject to different tax rates	(3)	(5)	(10)
Tax on intercompany dividends and deemed dividend for tax purposes	(2)	1	1
Nondeductible expenses	1	—	2
Changes to unrecognized tax benefits	(4)	(1)	5
Change in valuation allowance	(6)	—	(10)

Total difference	(18)	(8)	(20)

Effective tax rate	17%	27%	15%

As of December 31, 2009, our federal income tax returns for years through 2006 have been examined by the Internal Revenue Service (“IRS”) and all issues have been settled. We believe that adequate provision for both federal and foreign income taxes has been made for the open years 2001 and after. Income taxes have not been provided for the equity in undistributed earnings of foreign consolidated subsidiaries of $657.4 million or for foreign unconsolidated subsidiaries and affiliates of $18.2 million at December 31, 2009. Restrictions on the distribution of these earnings are not significant. It is not practical to estimate the amount of taxes that might be payable upon the remittance of such earnings. Foreign earnings taxable as dividends were $6.2million, $5.1 million and $4.4 million in 2009, 2008 and 2007, respectively.

Uncertain Income Tax Positions

U.S. GAAP accounting guidance for uncertainty in income taxes prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. We adopted this guidance on January 1, 2007. As a result of the implementation, we recognized a net increase in our liability for unrecognized tax benefits which was accounted for as a $2.8 million decrease to the January 1, 2007 balance of retained earnings.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns for FMC entities taxable in the U.S and significant foreign jurisdictions are open for examination and adjustment. As of December 31, 2009, the United States Federal and State income tax returns are open for examination and adjustment for years 2004-2009. Our significant foreign jurisdictions, which total 13, are open for examination and adjustment during varying periods from 2001-2009.

The total amount of unrecognized tax benefits as of December 31, 2009 that, if recognized, would affect the effective tax rate is $14.4 million. We recognize accrued interest and penalties related to unrecognized tax

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefits as a component of income tax expense in the consolidated financial statements. Included in the $14.4 million liability for unrecognized tax benefits as of December 31, 2009, is $0.6 million associated with interest and penalties.

We reasonably expect reductions in the liability for unrecognized tax benefits of up to $2.3 million within the next 12 months on account of settlements and the expirations of statutes of limitations. See the reconciliation of the total amounts of unrecognized tax benefits below:

(in Millions)
Balance, January 1, 2008	$49.4
Additions for tax positions of the current year	2.7
Additions for tax positions of prior years	1.0
Reductions for tax positions of prior years for:
Settlements during the period	(10.7)

Balance, December 31, 2008	$42.4
Additions for tax positions of the current year	5.9
Reductions for tax positions of prior years for:
Adjustments	(1.2)
Settlements during the period	(32.7)

Balance, December 31, 2009	$14.4

NOTE 12:	DEBT

Debt maturing within one year:

Debt maturing within one year consists of the following:

	December 31,
	2009	2008
	(in Millions)
Short-term debt	$33.4	$28.6
Current portion of long-term debt	22.5	2.1

Total debt maturing within one year	$55.9	$30.7

Weighted average interest rates for short-term debt outstanding at year-end	10.1%	17.0%

Short-term debt consisted of foreign credit lines at December 31, 2009 and 2008. We often provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt:

Long-term debt consists of the following:

	December 31, 2009		December 31,
	Interest Rate Percentage	Maturity Date	2009	2008
			(in Millions)
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million, at December 31, 2009 and 2008)	0.2-7.0%	2010-2035	$198.4	$189.4
Debentures (less unamortized discount of $0.1 million at December 31, 2009 and 2008)	7.8%	2011	45.4	45.4
Senior notes (less unamortized discount of $1.0 million)	5.2%	2019	299.0	—
European credit agreement	0.8-5.6%	2010	—	157.2
Domestic credit agreement	0.5-3.3%	2012	—	203.0
Foreign debt	0.0-9.0%	2010-2013	67.7	—

Total long-term debt			610.5	595.0
Less: debt maturing within one year			22.5	2.1

Total long-term debt, less current portion			$588.0	$592.9

At December 31, 2009, we had no borrowings compared to $157.2 million at December 31, 2008, in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement, resulting in available funds of $315.4 million and $150.2 million, respectively.

We had no borrowings under our Domestic Credit Agreement at December 31, 2009 compared to $203.0 million of borrowings at December 31, 2008. Letters of credit outstanding under the Domestic Credit Agreement totaled $153.2 million and $151.5 million at December 31, 2009 and December 31, 2008, respectively. As such, available funds under the Domestic Credit Agreement were $446.8 million and $245.5 million at December 31, 2009 and 2008, respectively.

Maturities of long-term debt

Maturities of long-term debt outstanding, excluding discounts, at December 31, 2009 are $22.5 million in 2010, $97.2 million in 2011, $0 million in 2012, $2.7 million in 2013, $36.5 million in 2014 and $453.0 million thereafter.

Covenants

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended December 31, 2009 was 1.4 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended December 31, 2009 was 19.0 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at December 31, 2009.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensating Balance Agreements

We maintain informal credit arrangements in many foreign countries. Foreign lines of credit, which include overdraft facilities, typically do not require the maintenance of compensating balances, as credit extension is not guaranteed but is subject to the availability of funds.

2009 Senior Notes Offering

On November 30, 2009, we issued $300 million aggregate principal amount of 5.20% Senior Notes due 2019. The net proceeds from the offering were used to pay down existing indebtedness under our revolving credit agreements and for general corporate purposes.

2007 Domestic Credit Agreement Refinancing

On August 28, 2007, we executed a credit agreement (“the Domestic Credit Agreement”) which provided for a five-year, $600 million revolving credit facility. In connection with entering into this agreement, we wrote off $0.3 million of deferred financing fees associated with our previous credit agreement. These fees were previously a component of “Other assets” in our consolidated balance sheet and were recorded as “Loss on extinguishment of debt” in the consolidated statements of income for the year ended December 31, 2007.

NOTE 13:	PENSIONS AND OTHER POSTRETIREMENT BENEFITS

The funded status of our U.S. qualified and nonqualified defined benefit pension plans, our United Kingdom, Ireland and Norway defined benefit pension plans, plus our U.S. other postretirement healthcare and life insurance benefit plans for continuing operations, together with the associated balances and net periodic benefit cost recognized in our consolidated financial statements as of December 31, are shown in the tables below.

We are required to recognize in our consolidated balance sheets the overfunded and underfunded status of our defined benefit postretirement plans. The overfunded or underfunded status is defined as the difference between the fair value of plan assets and the projected benefit obligation. We are also required to recognize as a component of other comprehensive income the actuarial gains and losses and the prior service costs and credits that arise during the period.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the weighted-average assumptions used and components of our defined benefit postretirement plans. The following tables also reflect a measurement date of December 31:

	Pensions		Other Benefits (1)
	December 31,
	2009	2008	2009	2008
	(in Millions)
Following are the weighted average assumptions used to determine the benefit obligations at December 31:
Discount Rate	5.90%	7.00%	5.90%	7.00%
Rate of compensation increase	4.20%	4.20%	—	—

Accumulated benefit obligation:
Plans with unfunded accumulated benefit obligation	$1,046.7	$884.9	$—	$—

Change in projected benefit obligation
Projected benefit obligation at January 1	$944.0	$960.9	$40.0	$43.6
Service cost	16.7	18.2	0.2	0.2
Interest cost	64.2	61.8	2.6	2.7
Actuarial loss (gain)	128.7	(27.5)	4.1	(1.8)
Amendments	0.7	—	—	—
Foreign currency exchange rate changes	7.0	(13.3)	—	—
Plan participants’ contributions	0.2	0.5	5.5	4.7
Settlements	(3.0)	(0.4)	—	—
Other benefits	—	0.1	—	—
Curtailments	(1.7)	—	—	—
Benefits paid	(58.2)	(56.3)	(10.1)	(9.4)

Projected benefit obligation at December 31	1,098.6	944.0	42.3	40.0

Change in fair value of plan assets:
Fair value of plan assets at January 1	607.9	893.9	—	—
Actual return on plan assets	124.8	(261.2)	—	—
Foreign currency exchange rate changes	5.7	(10.8)	—	—
Company contributions	88.8	42.1	4.6	4.7
Plan participants’ contributions	0.2	0.5	5.5	4.7
Settlements	(2.5)	(0.4)	—	—
Benefits paid	(58.2)	(56.3)	(10.1)	(9.4)

Fair value of plan assets at December 31	766.7	607.8	—	—

Funded status of the plan (liability)	$(331.9)	$(336.2)	$(42.3)	$(40.0)

Amount recognized in the consolidated balance sheets:
Pension other asset	$—	$0.1	$—	$—
Accrued benefit liability	(331.9)	(336.3)	(42.3)	(40.0)

Total	$(331.9)	$(336.2)	$(42.3)	$(40.0)

The amounts in accumulated other comprehensive income (loss) that has not yet been recognized as components of net periodic benefit cost at December 31, 2009 and 2008 are as follows:
Net transition asset	$0.1	$0.4	$—	$—
Prior service (cost) credit	(5.2)	(5.3)	0.4	1.4
Net actuarial (loss) gain	(481.1)	(410.1)	6.4	11.4

Accumulated other comprehensive income (loss)—pretax	$(486.2)	$(415.0)	$6.8	$12.8

Accumulated other comprehensive income (loss)—net of tax	$(305.9)	$(260.4)	$5.8	$11.1

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other changes in plan assets and benefit obligations for continuing operations recognized in other comprehensive loss (income) for the years ended December 31, 2009 and 2008 are as follows:

	Pensions		Other Benefits (1)
	Year ended December 31
(in Millions)	2009	2008	2009	2008
Current year net actuarial loss (gain)	$77.7	$311.7	$4.1	$(1.8)
Current year prior service cost (credit)	0.7	—	—	—
Amortization of net actuarial loss (gain)	(8.9)	(3.2)	0.9	0.8
Amortization of prior service cost (credit)	(0.9)	(1.1)	1.0	1.3
Amortization of transition obligation	0.3	0.2	—	—
Foreign currency exchange rate changes on the above line items	2.3	(4.3)	—	—

Total recognized in other comprehensive (income) loss, before taxes	$71.2	$303.3	$6.0	$0.3
Total recognized in other comprehensive (income) loss, after taxes	$45.5	$188.5	$5.3	$0.5

The estimated net actuarial loss, prior service cost and net transition asset for our pension plans that will be amortized from accumulated other comprehensive income (loss) into our net annual benefit cost (income) during 2010 are $26.3 million, $0.8 million and $(0.1) million—income, respectively. The estimated net actuarial gain and prior service credit for our other benefits that will be amortized from accumulated other comprehensive income (loss) into net annual benefit cost during 2010 will be $(0.5) million—income and $(0.1) million—income, respectively.

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income) for the years ended December 31:

	Year Ended December 31
	Pensions			Other Benefits
	2009	2008	2007	2009	2008	2007
Discount rate	7.00%	6.50%	6.00%	7.00%	6.50%	6.00%
Expected return on plan assets	8.50%	8.75%	8.75%	—	—	—
Rate of compensation increase	4.20%	4.20%	4.20%	—	—	—
Components of net annual benefit cost (in millions):
Service cost	$16.7	$18.2	$19.1	$0.2	$0.2	$0.3
Interest cost	64.2	61.8	56.9	2.6	2.7	2.7
Expected return on plan assets	(74.8)	(78.0)	(72.1)	—	—	—
Amortization of transition asset	(0.1)	(0.1)	(0.1)	—	—	—
Amortization of prior service cost	0.8	1.1	1.8	(1.0)	(1.3)	(1.3)
Amortization of net actuarial and other (gain) loss	5.8	3.1	5.0	(0.9)	(0.8)	(0.8)
Recognized loss due to settlement and curtailments	0.8	—	—	—	—	—

Net annual benefit cost from continuing operations	$13.4	$6.1	$10.6	$0.9	$0.8	$0.9

Our U.S. qualified defined benefit pension plan (“U.S. Plan”) holds the majority of our pension plan assets. The expected long-term rate of return on these plan assets was 8.5 percent for 2009 and 8.75 percent for both

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2008 and 2007. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 9.71 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 2.50 percent, is between 8.25 percent and 10.25 percent for equities, and between 4.75 percent and 6.0 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumption for the rate of return on assets. The target asset allocation for 2009, by asset category, is 75-85 percent equity securities, 15-25 percent fixed income investments and 0-5 percent cash and other short-term investments.

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

The following table presents our fair value hierarchy for our major categories of pension plan assets as of December 31, 2009. See Note 17 for the definition of fair value and the descriptions of Level 1, 2 and 3 in the fair value hierarchy.

	12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(in Millions)
Cash and Short-term Investments	$31.5	$31.5	$—		$—
Equity Securities:
Common stock	359.3	359.3	—		—
Preferred stock	2.8	2.8	—		—
Mutual funds	183.0	117.6	65.4	(1)	—
Fixed Income Investments:
Investment contracts	181.4	—	181.4		—
Mutual funds	5.5	5.5	—		—
Corporate debt instruments	0.2	0.2	—		—
Government debt	2.3	2.3	—		—
Other Investments:
Foreign currency contracts	(0.1)	—	(0.1)		—
Real estate/ property	0.6	—	—		0.6
Private equity funds	0.1	—	—		0.1
Other	0.1	—	—		0.1

Total Assets	$766.7	$519.2	$246.7		$0.8

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	We have $65.4 million of investments in certain mutual funds where the net asset value reported by the underlying funds approximates the fair value. These investments are redeemable with the fund at net asset value under the original terms of the partnership agreements and/or subscription agreements and operations of the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements. Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the net asset value of the funds and, consequently, the fair value of the interests in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the interest in the funds.

The change in the fair value measurements of plan assets using significant unobservable inputs (level 3) was a loss of approximately $0.1 million from the prior year. This change impacted the real estate property investments noted above and represented the actual return on those plan assets that were still held at the end of the reporting period. There were no changes to the other level 3 investments from the prior year.

We made the following contributions to our pension and other postretirement benefit plans during the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
	(in Millions)
U.S. qualified pension plan	$75.0	$30.0
Nonqualified pension plan	6.5	5.8
Non-U.S. plans	7.3	6.3
Other postretirement benefits, net of participant contributions	4.6	4.7

Total	$93.4	$46.8

We expect our voluntary cash contributions to our U.S. qualified pension plan to be $80 million in 2010.

The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These amounts are reflected net of the annual Medicare Part D subsidy (see below) of approximately $1.0 million per year. These estimates take into consideration expected future service, as appropriate:

Estimated Net Future Benefit Payments
(in Millions)
2010	$64.5
2011	81.3
2012	69.1
2013	72.6
2014	74.6
2015 – 2019	415.6

We completed our evaluation of the Medicare Act during 2005 and determined the estimated effects of the Medicare Act on our retiree medical plan and the other postretirement benefit liabilities and net periodic other postretirement benefit costs reported in our consolidated financial statements. Our retiree medical plan was determined to be actuarially equivalent to the Medicare Part D benefit and therefore, we began to collect the government subsidy in 2006, for those participants who elect to remain in our plan. As a result, the effect of the government subsidy and other related effects of the Medicare Act for each of the years ended December 31, 2009

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2008 was a benefit of $1.1 million and $1.4 million, respectively, which is reflected as a reduction in our net periodic other postretirement benefit cost from continuing operations.

Assumed health care cost trend rates have an effect on the other postretirement benefit obligations and net periodic other postretirement benefit costs reported for the health care portion of the other postretirement plan. A one-percentage point change in the assumed health care cost trend rates would be immaterial to our net periodic other postretirement benefit costs for the year ended December 31, 2009 and our other postretirement benefit obligation at December 31, 2009.

The United Kingdom, Ireland and Norway pension plans are included in our disclosures for all years presented. In the second quarter of 2009, we closed out our obligations associated with our Canadian defined benefit pension plan through the purchase of an insurance annuity. This event resulted in a settlement charge of $0.5 million. The financial impact of compliance with U.S. GAAP pension accounting literature for other non-U.S. pension plans is not substantially different from the locally reported pension expense. The cost of providing pension benefits for foreign employees covered by other non-U.S. plans was $2.0 million in 2009, $4.0 million in 2008, and $4.5 million in 2007.

FMC Corporation Savings and Investment Plan.    The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. For eligible employees participating in the Plan, except for those employees covered by certain collective bargaining agreements, the Company makes matching contributions of 80% of the portion of those contributions up to 5% of the employee’s compensation. Additionally, effective July 1, 2007, all newly hired and rehired salaried and nonunion employees receive an employer contribution of five percent of the employee’s eligible compensation. This change was instituted for these employees effective July 1, 2007 since newly hired and rehired salaried and nonunion hourly employees are no longer eligible for our defined benefit plan. Charges against income for both of these contributions were $6.6 million in 2009, $6.9 million in 2008, and $6.1 million in 2007.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The total number of shares of common stock under the Plan is 14.4 million, which is in addition to the shares available from predecessor plans. Cancellations (through expiration, forfeiture, tax withholding or otherwise) of outstanding awards increase the shares available for future awards or grants. As of December 31, 2009, we had a total of approximately 4.1 million shares available for future grants of share-based awards.

At December 31, 2009 and 2008, there were restricted stock units representing an aggregate of 35,828 shares and 165,009 shares of common stock, respectively, credited to the directors’ accounts.

Stock Compensation

We recognized a total of $11.2 million ($6.9 million after-tax), $10.6 million ($6.6 million after-tax) and $10.3 million ($6.4 million after-tax) in share-based compensation expense during the years ended December 31, 2009, 2008 and 2007, respectively. This expense is classified as selling, general and administrative in our consolidated statements of income.

We received $10.2 million, $13.1 million and $14.6 million in cash related to stock option exercises for the years ended December 31, 2009, 2008 and 2007, respectively. We did not recognize any excess tax benefit in our consolidated balance sheets at December 31, 2009, 2008 and 2007 from the exercise of stock options and the vesting of restricted awards occurring during the years ended December 31, 2009, 2008 and 2007, due to our net operating loss carryforward position. As a result, there were no tax-related cash inflows from financing activities tied to the exercise of stock options and the vesting of restricted awards occurring during the years ended December 31, 2009, 2008 and 2007. In addition, the shares used for the exercise of stock options occurring during the years ended December 31, 2009, 2008 and 2007 came from newly issued and treasury shares.

Stock Options

The grant-date fair values of the stock options we granted in the years ended December 31, 2009, 2008 and 2007 were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects our announcement of the payment of a dividend on our common stock.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Black Scholes valuation assumptions for 2009, 2008 and 2007 stock option grants:

	2009	2008	2007
Expected dividend yield (1)	1.13%	0.75%	0.9-1.0%
Expected volatility	41.9%	31.3%	32.0%
Expected life (in years)	6.5	6.5	6.5
Risk-free interest rate (1)	2.82%	3.26%	4.46-4.72%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $18.17, $19.53 and $13.83 per share, respectively.

(1)	There were two separate grant dates for stock options in 2007 which resulted in the use of a different expected dividend yield and risk-free interest rate on each date.

The following summary shows stock option activity for employees under the Plan for the three years ended December 31, 2009:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
	Number of Shares in Thousands			(In Millions)
December 31, 2006 (2,444 shares exercisable)	3,702	5.8	$18.14	$74.6

Granted	330		$36.94
Exercised	(918)		$15.92	$24.4
Forfeited	(41)		$25.03

December 31, 2007 (1,957 shares exercisable)	3,073	5.7	$20.71	$104.0

Granted	290		$55.74
Exercised	(850)		$15.25	$43.6
Forfeited	(21)		$39.10

December 31, 2008 (1,528 shares exercisable)	2,492	5.4	$26.49	$45.4

Granted	281		$44.45
Exercised	(574)		$13.40	$19.9
Forfeited	(24)		$43.76

December 31, 2009 (1,315 shares exercisable and 2,158 shares expected to vest)	2,175	5.4	$30.94	$54.0

The number of stock options indicated in the above table as being exercisable as of December 31, 2009 had an intrinsic value of $45.1 million, a weighted-average remaining contractual term of 3.6 years, and a weighted-average exercise price of $21.45.

We recognized $4.9 million ($3.0 million after-tax), $4.7 million ($2.9 million after-tax) and $4.6 million ($2.9 million after-tax) in compensation expense related to stock options for the years ended December 31, 2009, 2008 and 2007 respectively. We applied a forfeiture rate of two percent per stock option grant in the calculation of such expense.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, we had total remaining unrecognized compensation cost related to unvested stock options of $4.2 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.8 years.

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

The following table shows our employee restricted award activity for the three years ended December 31, 2009:

	Number of awards	Weighted- Average Grant Date Fair Value
	Number of Awards in Thousands
Nonvested at December 31, 2006	652	$20.93

Granted	180	$38.41
Vested	(373)	$12.68
Forfeited	(5)	$27.45

Nonvested at December 31, 2007	454	$32.07
Granted	102	$58.05
Vested	(122)	$24.10
Forfeited	(5)	$38.07

Nonvested at December 31, 2008	429	$40.40
Granted	90	$44.52
Vested	(131)	$30.65
Forfeited	(8)	$14.51

Nonvested at December 31, 2009	380	$44.70

We recognized $6.3 million ($3.9 million after-tax), $5.9 million ($3.7 million after-tax) and $5.7 million ($3.5 million after-tax) in compensation expense related to restricted awards for the years ended December 31, 2009, 2008 and 2007, respectively. We applied a forfeiture rate assumption of one percent of outstanding grants in the calculation of such expense. As of December 31, 2009, we had total remaining unrecognized compensation cost related to unvested restricted awards of $7.9 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.6 years.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15:	EQUITY

The following is a summary of our capital stock activity over the past three years:

	Common Stock	Treasury Stock
	(Number of Shares in Thousands)
December 31, 2006	92,992	16,356
Stock options and awards	—	(1,132)
Stock for employee benefit trust, net	—	(2)
Repurchases of common stock, net	—	2,640

December 31, 2007	92,992	17,862
Stock options and awards	—	(920)
Repurchases of common stock, net	—	3,540

December 31, 2008	92,992	20,482
Stock options and awards	—	(733)
Repurchases of common stock, net	—	724

December 31, 2009	92,992	20,473

At December 31, 2009, 6.6 million shares of FMC common stock were reserved for stock options and awards.

Accumulated other comprehensive gain (loss) consisted of the following:

	December 31,
	2009	2008
	(in Millions)
Deferred (loss) gain on derivative contracts	$(0.1)	$(31.7)
Pension and other postretirement liability adjustment	(289.8)	(237.7)
Foreign currency translation adjustments	10.7	(6.7)

Accumulated other comprehensive gain (loss)	$(279.2)	$(276.1)

On January 21, 2010, we paid dividends aggregating $9.1 million to our shareholders of record as of December 31, 2009. This amount is included in “Accrued and other liabilities” on the consolidated balance sheets as of December 31, 2009. For the years ended December 31, 2009, 2008 and 2007, we paid $36.3 million, $34.4 million and $29.7 million in dividends, respectively.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over the next two years. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the twelve months ended December 31, 2009, we repurchased 684,681 shares under the publicly announced repurchase program for $35.0 million. The remaining dollar value of shares that may yet be purchased under this program was $189.8 million at December 31, 2009. We also reacquire shares from time to time from employees and non-employee directors to pay taxes owed in connection with the vesting and exercise of awards under our equity compensation plans.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16:	EARNINGS PER SHARE

Earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 278,173 potential common shares excluded from Diluted EPS for the year ended December 31, 2009. There were no excluded potential common shares from Diluted EPS for the years ended December 31, 2008 and 2007.

As discussed in Note 2, we adopted the new guidance related to determining whether instruments granted in share-based payment transactions are participating securities on January 1, 2009. Our non-vested restricted stock awards contain rights to receive non-forfeitable dividends, and thus, are participating securities requiring the two-class method of computing EPS. The two-class method determines EPS by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In calculating the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period.

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in Millions Except Share and Per Share Data)
Earnings attributable to FMC stockholders:
Income from continuing operations attributable to FMC stockholders	$246.7	$329.5	$156.7
Discontinued operations, net of income taxes	(18.2)	(24.9)	(24.3)

Net income	$228.5	$304.6	$132.4
Less: Distributed and undistributed earnings allocable to restricted award holders	(1.1)	(1.5)	(0.9)

Net income allocable to common stockholders	$227.4	$303.1	$131.5

Basic earnings per common share attributable to FMC stockholders
Continuing operations	$3.40	$4.44	$2.06
Discontinued operations	(0.25)	(0.34)	(0.32)

Net income	$3.15	$4.10	$1.74

Diluted earnings per common share attributable to FMC stockholders
Continuing operations	$3.37	$4.35	$2.02
Discontinued operations	(0.25)	(0.33)	(0.31)

Net income	$3.12	$4.02	$1.71

Weighted average number of shares of common stock outstanding—Basic	72,163	74,006	75,605
Weighted average additional shares assuming conversion of potential common shares	1,138	1,790	1,994

Shares—diluted basis	73,301	75,796	77,599

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17:	FINANCIAL INSTRUMENTS, RISK MANAGEMENT AND FAIR VALUE MEASUREMENTS

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

The estimated fair value of the financial instruments in the above chart is based on estimated fair value amounts that have been determined using available market information and appropriate valuation methods. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and energy forward and option contracts which is equivalent to their carrying amounts are included in the below tables under the “Accounting for Derivative Instruments and Hedging Activities” section. The estimated fair value of debt is $638.4 million and $566.0 million and the carrying amount is $643.9 million and $623.6 million as of December 31, 2009 and 2008, respectively.

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

We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes relating derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess both at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively.

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

Hedge ineffectiveness related to our outstanding foreign currency exchange cash flow hedges recorded to earnings during the years ended December 31, 2009 was a loss of $(0.1) million. There was no such activity in 2008 and 2007.

We hold certain forward contracts that have not been designated as hedging instruments. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments, and changes in the fair value of these items are recorded in earnings. The net pre-tax gains (losses) recorded in earnings for contracts not designated as hedging instruments in 2009, 2008 and 2007 were $(36.9) million, $18.5 million and $(8.6) million, respectively.

Commodity Price Risk

We are exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and entering into fixed-price contracts for the purchase of coal and fuel oil.

Hedge ineffectiveness, related to our outstanding commodity cash flow hedges recorded to earnings for the years ended December 31, 2009, 2008 and 2007 were losses of $(0.6) million, $(0.2) million and $(0.1) million, respectively. The net pre-tax (loss) recorded in earnings for commodity contracts not designated as hedging instruments in 2009 and 2008 was $(0.2) million and $(0.5) million, respectively. There was no such activity in 2007 related to commodity contracts not designated as hedging instruments.

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements to achieve a targeted mix of fixed and variable-rate debt. In the agreements, we exchange, at specified intervals, the difference between fixed and variable-interest amounts calculated on an agreed-upon notional principal amount. During 2009, we entered into derivatives to hedge the interest rate risk of the Senior Notes due 2019. These hedges were terminated when the Notes were issued and the loss, which was immaterial, was included in capitalized issuance costs. As of December 31, 2009 and December 31, 2008, we have no such swap agreements in place.

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

As of December 31, 2009, we had open foreign currency forward contracts in AOCI in a net loss position of $1.3 million, before-tax, designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 2010. The net loss from the foreign currency hedges included in AOCI at December 31, 2009 was $0.8 million after-tax. At December 31, 2009, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $263 million.

As of December 31, 2009, we had current open commodity contracts in AOCI in a net gain position of $1.3 million, before-tax, designated as cash flow hedges of underlying forecasted purchases, primarily natural gas. Current open commodity contracts hedge forecasted transactions until December 2011. The net gain from the open commodity contracts included in AOCI at December 31, 2009 was $0.9 million after-tax. At December 31, 2009, we had 8.5 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.

Of the $0.1 million of net gains after-tax, representing both open foreign currency exchange contracts and open commodity contracts, no amounts would be realized in earnings during the twelve months ending December 31, 2010 if spot rates in the future are consistent with forward rates as of December 31, 2009. Approximately $0.1 million of net gains would be realized at various times, subsequent to December 31, 2010. The actual effect on earnings will be dependent on actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the consolidated statements of income.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $315 million at December 31, 2009. We hold a natural gas option instrument with a notional amount of approximately 1.3 million mmBTUs at December 31, 2009.

The following table provides the fair value and balance sheet presentation of our derivative instruments as of December 31, 2009 and 2008.

		December 31, 2009	December 31, 2008
(in Millions)	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid and other current assets	$—	$—
Commodity contracts	Prepaid and other current assets	4.4	3.2

Total Derivative Assets		4.4	3.2

Foreign exchange contracts	Accrued and other liabilities	(1.3)	(25.4)
Commodity contracts	Accrued and other liabilities	(3.2)	(26.9)

Total Derivative Liabilities		(4.5)	(52.3)

Net Derivative Assets/(Liabilities)		$(0.1)	$(49.1)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Prepaid and other current assets	$0.5	$9.0
Commodity contracts	Prepaid and other current assets	0.5	0.2

Total Derivative Assets		1.0	9.2

Foreign exchange contracts	Accrued and other liabilities	(0.6)	—
Commodity contracts	Accrued and other liabilities	—	—

Total Derivative Liabilities		(0.6)	—

Net Derivative Assets/(Liabilities)		$0.4	$9.2

The information included in the above chart is also presented in our fair value table included below.

The following tables provide the impact of derivative instruments and related hedged items on the consolidated statements of income for the year ended December 31, 2009.

Derivatives in Cash Flow Hedging Relationships

(in Millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)	Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Year Ended December 31, 2009	Year Ended December 31, 2009	Year Ended December 31, 2009
Foreign exchange contracts	$15.7	$(8.3)	$(0.1)
Commodity contracts	15.7	(30.5)	(0.6)

Total	$31.4	$(38.8)	$(0.7)

(a)	Amounts are included in “Cost of sales and services” on the consolidated statements of income.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives Not Designated as Hedging Instruments

(in Millions)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Year Ended December 31, 2009
Foreign Exchange contracts	Cost of Sales and Services	$(36.9)
Commodity contracts	Cost of Sales and Services	(0.2)

Total		$(37.1)

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

Our assets and liabilities required to be measured at fair value are recorded on the consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in our consolidated balance sheets as of December 31, 2009 and 2008.

	12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in Millions)
Assets
Available-for-sale securities (1)	$0.1	$0.1	$—	$—
Derivatives – Energy (2)	4.9	—	4.9	—
Derivatives – Foreign Exchange (2)	0.5	—	0.5	—
Other (3)	21.9	21.9	—	—

Total Assets	$27.4	$22.0	$5.4	$—

Liabilities
Derivatives – Energy (4)	$3.2	$—	$3.2	$—
Derivatives – Foreign Exchange (4)	1.9	—	1.9	—
Other (5)	31.2	31.2	—	—

Total Liabilities	$36.3	$31.2	$5.1	$—

	12/31/2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in Millions)
Assets
Available-for-sale securities (1)	$0.2	$0.2	$—	$—
Derivatives – Energy (2)	3.4	—	3.4	—
Derivatives – Foreign Exchange (2)	9.0	—	9.0	—
Other (3)	15.9	15.9	—	—

Total Assets	$28.5	$16.1	$12.4	$—

Liabilities
Derivatives – Energy (4)	$26.9	$—	$26.9	$—
Derivatives – Foreign Exchange (4)	25.4	—	25.4	—
Other (5)	23.7	23.7	—	—

Total Liabilities	$76.0	$23.7	$52.3	$—

(1)	Amounts included in “Investments” in the consolidated balance sheets.
(2)	Amounts included in “Prepaid and other current assets” in the consolidated balance sheets
(3)	Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the consolidated balance sheets.
(4)	Amounts included in “Accrued and other liabilities” in the consolidated balance sheets.
(5)	Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the consolidated balance sheets.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis during the year ended December 31, 2009.

	Year Ended 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2009)
	(in Millions)
Assets
Long-lived assets to be abandoned (1)	$—	$—	$—	$—	$(32.2)
Assets acquired through acquisitions (2)	33.9	—	1.5	32.4	—

Total Assets	$33.9	$—	$1.5	$32.4	$(32.2)

Liabilities
Asset retirement obligations (3)	$12.2	$—	$—	$12.2	$—
Liabilities associated with acquisitions (2)	1.0			1.0
Liabilities associated with exit activities (4)	24.5	—	24.5	—	(18.1)

Total Liabilities	$37.7	$—	$24.5	$13.2	$(18.1)

(1)	We initiated multiple facility phase-outs during the twelve months ended December 31, 2009—primarily the Barcelona facility, the Santa Clara facility, and the Bayport and Bromborough Lithium facilities. In connection with the phase-outs, we recorded charges to write down the value of the related long-lived assets to be abandoned to their fair value of zero as the long-lived assets have no future use and are anticipated to be demolished. The loss noted in the above table represents the accelerated depreciation of these assets recorded during the period. The remaining accelerated depreciation of $5.6 million to adjust the assets to the fair value of zero will be recognized as the phase-outs are completed in 2010. See Note 7 for additional details of the charges incurred during the twelve months ended December 31, 2009.
(2)	As part of the acquisitions in our Agricultural Products segment as discussed in Note 3, we are required to recognize the assets acquired, liabilities assumed and contingent consideration at their fair values on the acquisition date. The level 3 assets identified above represent various acquired intangible assets that were valued using various forms of the income valuation approach. The valuation inputs included an estimate of future cash flows and discount rates based on the internal rate of return and the weighted average rate of return. The level 3 liabilities identified above represent the fair value of contingent consideration incurred as part of the acquisition.
(3)	In connection with the facility phase-outs during the twelve months ended December 31, 2009—primarily the Barcelona facility, the Santa Clara facility and the Bayport and Bromborough Lithium facilities—we accelerated the estimated settlement dates associated with the asset retirement obligations at these facilities and as a result recorded an increase to these obligations in the amount of $12.2 million. We estimated the fair value of the asset retirement obligations based on engineering estimates provided by experienced engineers who have dealt with the retirement of and disposal of contaminated equipment, instruments and hazardous chemicals. The associated asset retirement obligations are capitalized as part of the carrying amount of related long-lived assets and this capitalized cost is depreciated on an accelerated basis over the remaining phase-out period of the expected facility operation.
(4)	In connection with the facility phase-outs noted above, we recorded liabilities in the amount of $24.5 million related to severance costs and contract termination fees. See Note 7 for additional details of the charges incurred during the twelve months ended December 31, 2009. See Note 3 for liabilities recorded as part of the purchase price allocation related to the Specialty Chemicals segment.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18: COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

We lease office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Leases of real estate generally provide for our payment of property taxes, insurance and repairs. Capital leases are not significant. Rent expense under operating leases amounted to $18.9 million, $15.8 million and $15.1 million in 2009, 2008 and 2007, respectively. Rent expense is net of credits (received for the use of leased transportation assets) of $19.8 million, $24.3 million and $24.7 million in 2009, 2008 and 2007, respectively.

Minimum future rentals under noncancelable leases are estimated to be payable as follows: $23.2 million in 2010, $21.7 million in 2011, $18.6 million in 2012, $18.6 million in 2013, $17.4 million in 2014 and $45.0 million thereafter. Minimum future rentals for transportation assets included above aggregated approximately $96.3 million, against which we expect to continue to receive credits to substantially defray our rental expense.

Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials and energy total approximately $90.9 million. Since the majority of our minimum obligations under these contracts are over the life of the contract as opposed to a year-by-year basis, we are unable to determine the periods in which these obligations could be payable under these contracts. However, we intend to fulfill the obligations associated with these contracts through our purchases associated with the normal course of business.

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees:

December 31, 2009
(in Millions)
Guarantees:
– Guarantees of vendor financing	$49.5
– Foreign equity method investment and other debt guarantees	5.8

Total	$55.3

Other Commitments

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $49.5 million and $20.3 million at December 31, 2009 and December 31, 2008, respectively, and are recorded on the consolidated balance sheets for each date as “Guarantees of vendor financing”.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of December 31, 2009, these guarantees had maximum potential payments of $5.8 million, compared to $6.8 million at December 31, 2008.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of “Restructuring and other charges (income)”. Since we are not required to make the payment during the appeal process, the liability has been classified as long-term in the consolidated balance sheets as of December 31, 2009 and 2008. Both we and Foret have appealed the decision of the Commission. During the appeal process, interest accrues on the fine at a rate, which as of December 31, 2009, was 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At December 31, 2009, the amount of the letter of credit was €29.3 million (U.S. $42.0 million).

In February 2005 putative direct and indirect purchaser class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the direct purchaser class in January 2007. On December 30, 2008, the Court of Appeals vacated the class certification order and remanded the case for further proceedings in the District Court. Shortly thereafter, FMC reached an agreement to settle with the direct purchaser class for $10 million, with a pro rata credit for opt outs. The $10 million figure was included as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. On July 14, 2009, the settlement received final approval by the Court. No appeal has been taken and the appeal period has expired. The Court has also approved a settlement with Arkema and finally approved settlements with four of the six original defendant-groups, who collectively paid approximately $90 million. Seventeen companies (predominantly paper producers) have opted out of certain of the settlements with other defendants. Certain of the defendants in the class action have settled those opt out claims for undisclosed amounts. Ten companies (again predominantly paper producers) have opted out of the settlements with FMC and Arkema. FMC has settled with two of the ten for an amount within the opt out credit described above. The remaining eight opt outs have filed suit against FMC and, in some cases, Foret. These cases have been assigned to the same judge as the class action, and the stay of these actions entered by the District Court during the class certification appeal remains in place. FMC has moved to dismiss the opt out claims to the extent they are based on foreign purchases. That motion is fully briefed and awaiting decision by the Court. Another individual opt out

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

case was dismissed following the bankrupt opt out’s decision to participate in the class settlement. Most of the state court cases have been dismissed, although some remain in California. In the indirect purchaser class action, the Court has lifted the stay to permit discovery related to class certification. Plaintiffs’ motion for class certification is due in May 2010. FMC intends to defend these cases. Solvay has settled with the indirect purchaser class for $2.1 million. The settlement has not yet been preliminarily approved by the Court. One indirect purchaser filed a claim in federal court in Kansas which has been transferred to the Eastern District of Pennsylvania and assigned to the same judge overseeing other hydrogen peroxide litigation. FMC has moved to dismiss this complaint on statute of limitations grounds. The motion is pending. In addition, putative class actions against the six major hydrogen peroxide producers have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. Four of the defendants have settled these claims for a total of approximately $20.5 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide. FMC has moved for leave to appeal the class certification decision and intends to defend these cases.

On January 19, 2009, the European Commission decided to initiate proceedings against FMC, its Netherlands subsidiary, and Foret, following an investigation of the European producers of animal feed phosphates. FMC is cooperating with the European Commission in the investigation and has recorded a charge of $21 million reflecting our best estimation of the expense that is likely to be incurred in connection with the resolution of this matter. This charge has been reflected as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2009. This amount is included in “Accrued and other liabilities” on the consolidated balance sheets as of December 31, 2009.

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

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19:	BUSINESS SEGMENT AND GEOGRAPHIC DATA

	Year Ended December 31,
	2009	2008	2007
	(in Millions)
Revenue
Agricultural Products	$1,051.6	$1,058.7	$889.7
Specialty Chemicals	753.1	764.5	659.5
Industrial Chemicals	1,026.7	1,296.9	1,087.1
Eliminations	(5.2)	(4.8)	(3.4)

Total	$2,826.2	$3,115.3	$2,632.9

Income from continuing operations before income taxes
Agricultural Products	289.0	245.2	207.0
Specialty Chemicals	159.6	152.0	142.7
Industrial Chemicals	89.7	201.4	92.5
Eliminations	(0.1)	(0.1)	—

Segment operating profit (1)	538.2	598.5	442.2
Corporate	(44.1)	(49.8)	(52.3)
Other income (expense), net	(27.5)	(8.6)	(12.0)

Operating profit before the items listed below	466.6	540.1	377.9
Interest expense, net	(27.0)	(31.9)	(34.9)
Restructuring and other income (charges) (2)	(132.8)	(49.6)	(164.9)
Impairment of Perorsa joint venture (3)	—	(1.4)	—
Purchase accounting inventory fair value impact and other related inventory adjustments (4)	(7.1)	(2.3)	—
LIFO inventory correction adjustment (5)	—	—	6.1
Gain from Astaris joint venture (6)	—	—	0.4
Noncontrolling interest associated with restructuring and other income (charges) (7)	—	—	1.4
Loss on extinguishment of debt (8)	—	—	(0.3)
Provision for income taxes	(53.0)	(125.4)	(29.0)
Discontinued operations, net of income taxes	(18.2)	(24.9)	(24.3)

Net income attributable to FMC stockholders	$228.5	$304.6	$132.4

Business segment results are presented net of noncontrolling interests, reflecting only FMC’s share of earnings. The corporate line primarily includes staff expenses, while other income and expense, net consists of all other corporate items, including LIFO inventory adjustments and pension income or expense.

(1)	Results for all segments are net of noncontrolling interests in 2009, 2008 and 2007 of $10.3 million, $17.0 million and $11.0 million, respectively, the majority of which pertain to Industrial Chemicals.
(2)	See Note 7. Amounts in 2009 related to Agricultural Products ($6.1 million), Industrial Chemicals ($71.8 million), Specialty Chemicals ($31.0 million) and Corporate ($23.9 million).

Amounts in 2008 related to Agricultural Products ($43.9 million), Industrial Chemicals ($14.2 million), Specialty Chemicals ($4.4 million) and Corporate ($12.9 million-gain).

Amounts in 2007 related to Agricultural Products ($108.3 million), Industrial Chemicals ($43.3 million), Specialty Chemicals ($3.1 million) and Corporate ($10.2 million).

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)	A $1.4 million charge related to the impairment of our Perorsa joint venture. On the consolidated statements of income this charge is included in “Equity in (earnings) loss of affiliates” for the year ended December 31, 2008.
(4)	Charges related to amortization of the inventory fair value step-up resulting from the application of purchase accounting associated with the third quarter 2008 acquisition in our Specialty Chemicals segment and the first quarter 2009 acquisition in our Agricultural Products segment. In 2009, we also recorded inventory adjustments related to the third quarter 2008 acquisition in our Specialty Chemicals segment and subsequent alginates business restructuring. On the consolidated statements of income, these charges are included in “Costs of sales and services” for the years ended December 31, 2009 and 2008.
(5)	A non-cash gain of $6.1 million related to an adjustment to our last in, first out (LIFO) inventory reserves as a result of a correction in determining our initial LIFO inventory base year. This gain was recorded to “Costs of sales and services” for the year ended December 31, 2007 in the consolidated statements of income.
(6)	A gain of $0.4 million representing the difference between the carrying value of our remaining investment in the Astaris joint venture and cash received from the joint venture. This gain is included in “Equity in (earnings) loss of affiliates” in the consolidated statements of income for the year ended December 31, 2007. In 2005, Astaris sold substantially all of the assets of its businesses and the buyers also assumed certain of the liabilities of Astaris.
(7)	Noncontrolling interest of $1.4 million associated with our decision to abandon the co-generation facility at Foret during the second quarter of 2007. This amount is shown in “Noncontrolling interests” on the consolidated statements of income for the year ended December 31, 2007.
(8)	See Note 12.

	December 31,
	2009	2008	2007
	(in Millions)
Operating capital employed (1)
Agricultural Products	$729.7	$570.7	$486.4
Specialty Chemicals	821.5	783.9	699.8
Industrial Chemicals	559.9	593.4	552.7
Elimination	(0.4)	(0.4)	(0.3)

Total operating capital employed	2,110.7	1,947.6	1,738.6
Segment liabilities included in total operating capital employed	587.9	613.7	584.5
Corporate items	437.6	432.6	410.3

Total assets	$3,136.2	$2,993.9	$2,733.4

Segment assets (2)
Agricultural Products	$956.2	$764.0	$689.9
Specialty Chemicals	910.0	867.7	774.9
Industrial Chemicals	832.8	930.0	858.6
Elimination	(0.4)	(0.4)	(0.3)

Total segment assets	2,698.6	2,561.3	2,323.1
Corporate items	437.6	432.6	410.3

Total assets	$3,136.2	$2,993.9	$2,733.4

(1)	We view operating capital employed, which consists of assets, net of liabilities, reported by our operations and excluding corporate items such as cash equivalents, debt, pension liabilities, income taxes and LIFO reserves, as our primary measure of segment capital.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	Segment assets are assets recorded and reported by the segments and are equal to segment operating capital employed plus segment liabilities. See Note 1.

	Year Ended December 31,
	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(in Millions)
Agricultural Products	$28.6	$16.8	$11.2	$17.3	$12.4	$27.2	$73.1	$70.6	$69.7
Specialty Chemicals	65.5	45.8	33.5	33.5	32.9	32.0	12.9	14.9	17.0
Industrial Chemicals	65.8	105.6	65.1	70.7	67.6	69.0	6.8	8.3	7.9
Corporate	1.3	6.6	5.6	5.7	11.3	5.5	—	—	—

Total	$161.2	$174.8	$115.4	$127.2	$124.2	$133.7	$92.8	$93.8	$94.6

Geographic Segment Information

	Year Ended December 31,
	2009	2008	2007
	(in Millions)
Revenue (by location of customer):
North America (1)	$1,044.9	$1,064.6	$962.1
Europe/Middle East/Africa	716.4	887.0	729.5
Latin America (1)	697.8	741.7	573.9
Asia Pacific	367.1	422.0	367.4

Total	$2,826.2	$3,115.3	$2,632.9

(1)	In 2009, countries with sales in excess of 10 percent of consolidated revenue consisted of the U.S. and Brazil. Sales for the U.S. and Brazil totaled $984.3 million and $470.8 million; respectively for the year ended December 31, 2009. For the years ended December 31, 2008 and 2007, U.S. sales totaled $996.2 million and $896.7 million and Brazil sales totaled $478.1 million and $365.3 million respectively.

	December 31,
	2009	2008
	(in Millions)
Long-lived assets (1):
North America (2)	$760.7	$737.5
Europe/Middle East/Africa (2)	543.1	476.3
Latin America	36.1	42.4
Asia Pacific	67.9	61.3

Total	$1,407.8	$1,317.5

(1)	Geographic segment long-lived assets exclude long-term deferred income taxes on the consolidated balance sheets.
(2)	The countries with long-lived assets in excess of 10 percent of consolidated long-lived assets at December 31, 2009 are the U.S. and Norway and at December 31, 2008 were the U.S. and Norway. Long-lived assets in the U.S. totaled $734.5 million and $714.8 million as of December 31, 2009 and 2008, respectively. Norway long-lived assets totaled $237.1 million and $214.5 million as of December 31, 2009 and 2008, respectively. Norway assets included goodwill of $175.8 million and $160.9 million as of December 31, 2009 and 2008, respectively.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2009				2008
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
	(in Millions, Except Share and Per Share Data)
Revenue	$690.5	$700.3	$713.3	$722.1	$750.2	$806.6	$820.8	$737.7
Gross Profit	236.6	223.0	203.3	219.7	251.0	270.2	240.0	219.7
Income from continuing operations before equity in (earnings) loss of affiliates, net interest income and expense and income taxes	114.0	97.2	68.0	55.5	153.8	146.5	119.1	81.3
Income from continuing operations (1)	75.3	76.9	35.5	69.3	103.2	96.0	90.6	56.7
Discontinued operations, net of income taxes	(4.4)	(5.2)	(6.1)	(2.5)	(6.4)	(7.8)	(5.9)	(4.8)

Net income	70.9	71.7	29.4	66.8	96.8	88.2	84.7	51.9
Less: Net income attributable to FMC stockholders	1.8	2.4	1.4	4.7	2.9	3.8	4.7	5.6

Net income attributable to FMC stockholders	$69.1	$69.3	$28.0	$62.1	$93.9	$84.4	$80.0	$46.3

Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$73.5	$74.5	$34.1	$64.6	$100.3	$92.2	$85.9	$51.1
Discontinued operations, net of income taxes	(4.4)	(5.2)	(6.1)	(2.5)	(6.4)	(7.8)	(5.9)	(4.8)

Net income	$69.1	$69.3	$28.0	$62.1	$93.9	$84.4	$80.0	$46.3

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.01	$1.02	$0.47	$0.89	$1.34	$1.23	$1.15	$0.70
Discontinued operations	(0.06)	(0.07)	(0.08)	(0.03)	(0.09)	(0.10)	(0.08)	(0.07)

Basic net income per common share (2)	$0.95	$0.95	$0.39	$0.86	$1.25	$1.13	$1.07	$0.63

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.00	$1.01	$0.46	$0.88	$1.31	$1.20	$1.13	$0.69
Discontinued operations	(0.06)	(0.07)	(0.08)	(0.03)	(0.08)	(0.10)	(0.08)	(0.06)

Diluted net income per common share (2)	$0.94	$0.94	$0.38	$0.85	$1.23	$1.10	$1.05	$0.63

Weighted average shares outstanding:
Basic	72.3	72.2	72.1	72.1	74.6	74.6	74.2	72.8
Diluted	73.4	73.4	73.1	73.2	76.6	76.5	76.0	74.0

(1)	In the fourth quarter of 2009, our results were unfavorably impacted by $47.9 million ($30.6 million after-tax) of restructuring and other charges (income). In the fourth quarter of 2008, our results were unfavorably impacted by $31.6 million ($19.1 million after-tax) of restructuring and other charges (income) (See Note 7).
(2)	The sum of quarterly earnings per common share may differ from the full-year amount.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FMC Corporation:

We have audited the accompanying consolidated balance sheets of FMC Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FMC Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2010, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 22, 2010

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.

Based on this assessment, we determined that, as of December 31, 2009, FMC has effective internal control over financial reporting.

KPMG LLP, our independent registered public accounting Firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2009, which appears on page 116.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

FMC Corporation:

We have audited FMC Corporation’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FMC Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report titled “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, FMC Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2009, and our report dated February 22, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 22, 2010

FMC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

Description	Balance, Beginning of Year	Provision/ (benefit)	Write-offs (1)	Balance, End of Year
	(in Millions)
December 31, 2009
Reserve for doubtful accounts	$16.3	$5.8	$(3.9)	$18.2

Deferred tax valuation allowance	$55.3	$(18.2)	$—	$37.1

December 31, 2008
Reserve for doubtful accounts	$18.0	$3.1	$(4.8)	$16.3

Deferred tax valuation allowance	$65.1	$(9.8)	$—	$55.3

December 31, 2007
Reserve for doubtful accounts	$13.5	$4.9	$(0.4)	$18.0

Deferred tax valuation allowance	$81.5	$(16.4)	$—	$65.1

(1)	Write-offs are net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2009 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors, appearing under the caption “III. Board of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on April 27, 2010 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Item 4A. Executive Officers of the Registrant” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance-Committees and Independence of Directors-Audit Committee” in the Proxy Statement, information concerning the Code of Ethics, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance “—Corporate Governance-Code of Ethics and Business Conduct Policy” in the Proxy Statement, and information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “VII. Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporated herein by reference in response to this Item 10.

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

Equity Compensation Plan Information

The table below sets forth information with respect to compensation plans under which equity securities of FMC are authorized for issuance as of December 31, 2009. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A) (2)	Weighted-average exercise price of outstanding options and restricted stock awards (B) (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans approved by stockholders	2,590,478	$25.97	4,070,650

(1)	Taking into account all outstanding stock options included in this table, the weighted-average exercise price of such stock options is $25.97 and the weighted-average term-to-expiration is 5.8 years.
(2)	Includes 2,174,576 stock options and 380,074 restricted stock awards granted to employees and 35,828 Restricted Stock Units (RSUs) held by directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed with this Report

1.	Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.

2.	The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II—Valuation and qualifying accounts and reserves for the years ended December 31, 2009, 2008 and 2007	117

The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

3.	Exhibits: See attached Index of Exhibits

(b)	Exhibits

Exhibit No.	Exhibit Description

*3.1	Restated Certificate of Incorporation, as filed on June 23, 1998 (Exhibit 4.1 to FMC Corporation’s Form S-3 filed on July 21, 1998)

*3.2	Restated By-Laws of FMC Corporation as of February 20, 2009 (Exhibit 10.2 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

*4.1	Succession Agreement, dated as of August 6, 2002, among FMC Corporation, BNY Midwest Trust Company as Trustee, and Wachovia Bank, National Association as Successor Trustee (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

*4.2	Indenture, dated as of November 15, 2009, by and between FMC Corporation and U.S. Bank National Association, as trustee (Exhibit 4.1 to the Current Report on Form 8-K filed on November 30, 2009).

*4.3	First Supplemental Indenture, dated as of November 30, 2009, by and between FMC Corporation and U.S. Bank National Association, as trustee (including the form of the Note) (Exhibit 4.2 to the Current Report on Form 8-K filed on November 30, 2009).

4(iii)(A)	FMC Corporation undertakes to furnish to the Commission upon request, a copy of any instrument defining the rights of holders of long-term debt of FMC Corporation and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed.

*10.1.a	Credit Agreement, dated as of August 28, 2007, among FMC Corporation and certain Foreign Subsidiaries, the Lenders and Issuing Banks Named Therein, Citibank, N.A., as Administrative Agent, Wachovia Bank, National Association, as Documentation Agent, Citigroup Global Markets, Inc., Banc of America Securities LLC and Wachovia Securities, Inc., as Joint Lead Arrangers and Co-Book Managers and Bank of America, N.A., as Syndication Agent (Exhibit 10.1 to FMC Corporation’s Current Report on Form 8-K filed on August 29, 2007)

*10.1.b	Amendment No. 1, dated as of February 20, 2008, to Credit Agreement, dated as of August 28, 2007, among FMC Corporation and certain Foreign Subsidiaries, the Lenders and Issuing Bank Named Therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets, Inc., Banc of America Securities, LLC and Wachovia Securities, Inc., as Joint Lead Arrangers and Co-Book Managers and Bank of America, N.A., as Syndication Agent. (Exhibit 10.1.b to FMC Corporation’s Annual Report on Form 10-K filed on February 25, 2008)

Exhibit No.	Exhibit Description

*10.2	Asset Purchase Agreement among FMC Corporation, Solutia Inc., Astaris LLC, Israel Chemicals Limited and ICL Performance Products Holding Inc., dated as of September 1, 2005 (Exhibit 10 to FMC Corporation’s Quarterly Report on Form 10-Q/A filed on November 8, 2005)

*10.3	Amended and Restated Credit Agreement, dated as of February 20, 2008, among FMC Finance, B.V., as borrower, FMC Corporation and FMC Chemicals Netherlands B.V., as guarantors, the Lenders party thereto, Citibank International plc, as agent for the Lenders, ABN Amro Bank, N.V., Banco Bilbao Vizcaya Agentaria S.A., National City Bank and Wachovia Bank, National Association, as mandated lead arrangers and Citigroup Global Markets Limited and Banc of America Securities, LLC, as mandated lead arrangers and bookrunners. (Exhibit 10.3.b to FMC Corporation’s Annual Report on Form 10-K filed on February 25, 2008)

†*10.4	FMC Corporation Compensation Plan for Non-Employee Directors As Amended and Restated Effective February 20, 2009 (Exhibit 10.4 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.4.a	Non-Employee Director Restricted Stock Unit Award Agreement (Exhibit 10.4.a to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.4.b	Non-Employee Director Restricted Stock Unit Award Agreement (Exhibit 10.4.b to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.5	FMC Corporation Salaried Employees’ Equivalent Retirement Plan, as amended and restated effective as of January 1, 2009 (Exhibit 10.5 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.6	FMC Corporation Salaried Employees’ Equivalent Retirement Plan Grantor Trust, as amended and restated effective as July 31, 2001 (Exhibit 10.6.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.7	FMC Corporation Non-Qualified Savings and Investment Plan, as adopted by the Company on December 17, 2008 (Exhibit 10.7 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.8	FMC Corporation Non-Qualified Savings and Investment Plan Trust, as amended and restated effective as of September 28, 2001 (Exhibit 10.7.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.8.a	First Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of October 1, 2003 (Exhibit 10.15a to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†*10.8.b	Second Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust, effective as of January 1, 2004 (Exhibit 10.12b to FMC Corporation’s Annual Report on Form 10-K filed on March 14, 2005)

†*10.8.c	Third Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of February 14, 2005 (Exhibit 10.8.c to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.8.d	Fourth Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of July 1, 2005 (Exhibit 10.8.d to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.8.e	Fifth Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of April 23, 2008 (Exhibit 10.8.e to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

Exhibit No.	Exhibit Description

†*10.9	FMC Corporation Incentive Compensation and Stock Plan as amended and restated through January 1, 2009 (Exhibit 10.9 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.9a	Employee Restricted Stock Unit Award Agreement (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on May 2, 2008)

†*10.10	FMC Corporation Executive Severance Plan, as amended and restated effective as of January 1, 2009 (Exhibit 10.10 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.11	FMC Corporation Executive Severance Grantor Trust Agreement, dated July 31, 2001 (Exhibit 10.10.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.12	Executive Severance Agreement, entered into as of December 31, 2008, by and between FMC Corporation and William G. Walter (Exhibit 10.12 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.13	Executive Severance Agreement, entered into as of December 31, 2008, by and between FMC Corporation and W. Kim Foster, with attached schedule (Exhibit 10.13 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.14	Executive Severance Agreement, entered into as of December 31, 2008, by and between FMC Corporation and Graham R. Wood, with attached schedule (Exhibit 10.14 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

*10.15	Joint Venture Agreement between FMC Corporation and Solutia Inc., made as of April 29, 1999 (Exhibit 2.I to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.a	First Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of December 29, 1999 (Exhibit 2.II to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.b	Second Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of February 2, 2000 (Exhibit 2.III to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.c	Third Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of March 31, 2000 (Exhibit 2.IV to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.d	Fourth Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., dated November 4, 2005 (Exhibit 10 to FMC Corporation’s Current Report on Form 8-K filed on November 9, 2005)

*10.16	Separation and Distribution Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 2.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed on June 6, 2001)

*10.17	Tax Sharing Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 10.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed on June 6, 2001)

†10.18	Letter Agreement dated October 23, 2009 between FMC Corporation and Pierre Brondeau

12	Statement of Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

Exhibit No.	Exhibit Description

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

101	Interactive Data File

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC CORPORATION

(Registrant)

By:	/s/ W. KIM FOSTER
W. Kim Foster Senior Vice President and Chief Financial Officer

Date: February 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ W. KIM FOSTER W. Kim Foster	Senior Vice President and Chief Financial Officer	February 22, 2010

/S/ GRAHAM R. WOOD Graham R. Wood	Vice President, Controller (Principal Accounting Officer)	February 22, 2010

/S/ PIERRE R. BRONDEAU Pierre R. Brondeau	President and Chief Executive Officer, Director	February 22, 2010

/S/ WILLIAM G. WALTER William G. Walter	Chairman of the Board	February 22, 2010

/S/ G. PETER D’ALOIA G. Peter D’Aloia	Director	February 22, 2010

/S/ PATRICIA A. BUFFLER Patricia A. Buffler	Director	February 22, 2010

/S/ C. SCOTT GREER C. Scott Greer	Director	February 22, 2010

/S/ DIRK A. KEMPTHORNE Dirk A. Kempthorne	Director	February 22, 2010

/S/ EDWARD J. MOONEY Edward J. Mooney	Director	February 22, 2010

/S/ PAUL J. NORRIS Paul J. Norris	Director	February 22, 2010

Signature	Title	Date

/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 22, 2010

/S/ ENRIQUE J. SOSA Enrique J. Sosa	Director	February 22, 2010

/S/ VINCENT R. VOLPE, JR. Vincent R. Volpe, Jr.	Director	February 22, 2010

INDEX OF EXHIBITS FILED WITH FORM 10-K OF FMC CORPORATION

FOR THE YEAR ENDED DECEMBER 31, 2009

Exhibit No.	Exhibit Description
10.18	Letter Agreement dated October 23, 2009 between FMC Corporation and Pierre Brondeau

12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

101	Interactive Data File