Form 10-Q
period 2010-03-31
FMC CORP
filed 2010-05-05
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at March 31, 2010
Common Stock, par value $0.10 per share	72,699,870

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
(in Millions, Except Per Share Data)	2010	2009
	(unaudited)
Revenue	$756.5	$690.5

Costs and Expenses
Costs of sales and services	489.5	453.9
Selling, general and administrative expenses	90.9	80.1
Research and development expenses	23.5	20.0
Restructuring and other charges (income)	16.7	22.5

Total costs and expenses	620.6	576.5

Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	135.9	114.0
Equity in (earnings) loss of affiliates	(0.9)	(1.7)
Interest expense, net	10.0	7.0

Income from continuing operations before income taxes	126.8	108.7
Provision for income taxes	40.7	33.4

Income from continuing operations	86.1	75.3
Discontinued operations, net of income taxes	(5.7)	(4.4)

Net income	80.4	70.9

Less: Net income attributable to noncontrolling interests	3.0	1.8

Net income attributable to FMC stockholders	$77.4	$69.1

Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$83.1	$73.5
Discontinued operations, net of income taxes	(5.7)	(4.4)

Net income	$77.4	$69.1

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.14	$1.01
Discontinued operations	(0.08)	(0.06)

Net income	$1.06	$0.95

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.14	$1.00
Discontinued operations	(0.08)	(0.06)

Net income	$1.06	$0.94

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$86.7	$76.6
Trade receivables, net of allowance of $19.0 at March 31, 2010 and $18.2 at December 31, 2009	892.5	749.6
Inventories	345.5	350.5
Prepaid and other current assets	154.1	138.0
Deferred income taxes	159.1	173.0

Total current assets	1,637.9	1,487.7
Investments	21.7	22.4
Property, plant and equipment, net	937.5	964.5
Goodwill	197.7	209.5
Other assets	213.6	211.4
Deferred income taxes	224.6	240.7

Total assets	$3,233.0	$3,136.2

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$31.7	$33.4
Current portion of long-term debt	58.3	22.5
Accounts payable, trade and other	272.9	290.5
Accrued and other liabilities	161.7	180.8
Accrued payroll	37.1	52.2
Accrued customer rebates	98.6	67.3
Guarantees of vendor financing	56.6	49.5
Accrued pension and other postretirement benefits, current	10.2	9.4
Income taxes	7.4	3.6

Total current liabilities	734.5	709.2
Long-term debt, less current portion	609.9	588.0
Accrued pension and other postretirement benefits, long-term	349.9	364.8
Environmental liabilities, continuing and discontinued	172.4	167.0
Reserve for discontinued operations	41.9	41.7
Other long-term liabilities	137.4	132.4
Commitments and contingent liabilities (Note 17)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2010 or 2009	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2010 and 2009; 92,991,896 issued shares at March 31, 2010 and December 31, 2009, respectively	9.3	9.3
Capital in excess of par value of common stock	389.0	388.6
Retained earnings	1,785.1	1,716.9
Accumulated other comprehensive income (loss)	(298.3)	(279.2)
Treasury stock, common, at cost: 20,292,026 shares at March 31, 2010 and 20,473,016 shares at December 31, 2009	(752.8)	(759.2)

Total FMC stockholders’ equity	1,132.3	1,076.4

Noncontrolling interests	54.7	56.7

Total equity	1,187.0	1,133.1

Total liabilities and equity	$3,233.0	$3,136.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in Millions)	2010	2009
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income	$80.4	$70.9
Discontinued operations	5.7	4.4

Income from continuing operations	$86.1	$75.3
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	33.9	30.3
Equity in (earnings) loss of affiliates	(0.9)	(1.7)
Restructuring and other charges (income)	16.7	22.5
Deferred income taxes	36.8	39.9
Pension and other postretirement benefits	7.7	3.3
Stock-based compensation	4.2	4.1
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(148.3)	(43.6)
Guarantees of vendor financing	7.2	3.5
Inventories	(6.9)	(35.0)
Other current assets and other assets	(21.0)	0.6
Accounts payable	(14.0)	(60.2)
Accrued and other current liabilities and other liabilities	12.7	(5.9)
Accrued payroll	(15.1)	(21.6)
Accrued customer rebates	31.2	23.4
Income taxes	3.9	1.4
Accrued pension and other postretirement benefits, net	(14.1)	(3.5)
Environmental spending, continuing, net of recoveries	(1.9)	(2.7)
Restructuring and other spending	(19.6)	(5.3)

Cash provided (required) by operating activities	(1.4)	24.8

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(1.8)	(5.4)
Payments of other discontinued reserves	(4.5)	(4.2)

Cash provided (required) by operating activities of discontinued operations	(6.3)	(9.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended March 31,
(in Millions)	2010	2009
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(31.0)	$(31.0)
Proceeds from disposal of property, plant and equipment	1.2	0.9
Acquisitions, net of cash acquired	—	(12.9)
Other investing activities	(0.7)	(1.4)

Cash provided (required) by investing activities	(30.5)	(44.4)

Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	58.9	17.9
Increase (decrease) in other short-term debt	(0.2)	20.3
Proceeds from borrowings of long-term debt	—	11.8
Repayment of other long-term debt	(1.1)	—
Distributions to noncontrolling interests	(2.6)	(8.4)
Issuances of common stock, net	4.2	0.7
Dividends paid	(9.1)	(9.1)
Repurchases of common stock	(1.4)	(1.1)

Cash provided (required) by financing activities	48.7	32.1

Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.4)

Increase (decrease) in cash and cash equivalents	10.1	2.5
Cash and cash equivalents, beginning of period	76.6	52.4

Cash and cash equivalents, end of period	$86.7	$54.9

Supplemental disclosure of cash flow information: Cash paid for interest was $7.2 million and $8.3 million, and income taxes paid, net of refunds were $2.8 million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively.

See Note 13 regarding quarterly cash dividend.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of our operations and cash flows for the three months ended March 31, 2010 and 2009, and our financial position as of March 31, 2010. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheet as of March 31, 2010, and the related condensed consolidated statements of income for the three months ended March 31, 2010 and 2009, and condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.

Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009 (the “2009 Form 10-K”). Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items

New accounting guidance and regulatory items

Patient Protection and Affordable Care Act

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law. The new legislation makes extensive changes to the current system of health care insurance and benefits. The Reconciliation Act of 2010 makes certain changes to the law. The reconciliation bill was passed on March 25, 2010.

A provision of the new law relates to the elimination of the deduction for the Medicare Part D subsidy. We provide qualifying prescription drug coverage to Medicare-eligible retirees and as a result we receive a nontaxable subsidy from the U.S. government. As a result of the new health care legislation, income tax deductions for the cost of providing prescription drug coverage will be reduced by the amount of any subsidy received. Under U.S. accounting literature, the effect of changes in tax laws or rates on deferred tax assets and liabilities is reflected in the period that includes the enactment date, even though the changes may not be effective until future periods. Please see Note 15 for the impact of this tax law change on our deferred tax assets.

We believe the effect of these acts on our U.S. postretirement healthcare benefit plans obligation and cost is immaterial. However, we will continue to monitor and assess the effect of the Acts as the regulatory requirements are finalized.

Recently adopted accounting guidance in 2010

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) amended guidance regarding the consolidation of variable interest entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should consolidate an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. We adopted this guidance on January 1, 2010. There was no impact to our condensed consolidated financial statements upon adoption.

Accounting for Transfers of Financial Assets

In June 2009, the FASB amended its guidance on accounting for transfers of financial assets. This amended literature requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. This guidance eliminates the concept of a qualifying special-purpose entity, changes

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

the requirements for the de-recognition of financial assets, and requires sellers of the assets to make additional disclosures. We adopted this guidance on January 1, 2010. There was no impact to our condensed consolidated financial statements upon adoption.

Note 3: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2010, are presented in the table below:

(in Millions)	Agricultural Products	Specialty Chemicals	Industrial Chemicals	Total
Balance, December 31, 2009	$2.8	$206.1	$0.6	$209.5
Foreign Currency Adjustments	—	(11.8)	—	(11.8)

Balance, March 31, 2010	$2.8	$194.3	$0.6	$197.7

Our indefinite life intangible assets totaled $2.4 million at March 31, 2010 and December 31, 2009. The indefinite life intangible assets consist of trade names in our Agricultural Products segment.

Our definite life intangible assets totaled $54.5 million and $55.1 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, these definite life intangibles were allocated among our business segments as follows: $35.1 million in Agricultural Products, $18.5 million in Specialty Chemicals and $0.9 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, customer relationships, access and registration rights, industry licenses, developed formulations and other intangibles and are included in “Other assets” in the condensed consolidated balance sheets. Amortization was not significant in the periods presented.

Note 4: Inventories

Inventories consisted of the following:

	March 31, 2010	December 31, 2009
	(in Millions)
Finished goods and work in process	$216.6	$214.6
Raw materials	128.9	135.9

Net inventory	$345.5	$350.5

Note 5: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	March 31, 2010	December 31, 2009
	(in Millions)
Property, plant and equipment	$2,715.8	$2,749.8
Accumulated depreciation	1,778.3	1,785.3

Property, plant and equipment, net	$937.5	$964.5

Note 6: Asset Retirement Obligations

As of March 31, 2010, the balance of our asset retirement obligations was $12.7 million. This amount decreased $2.4 million from December 31, 2009, primarily due to payments against the reserve and the reduction of our estimated asset retirement obligation liability associated with our Bayport butyllithium facility (See Note 7). A more complete description of our asset retirement obligations can be found in Note 8 to our 2009 consolidated financial statements on our 2009 Form 10-K.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 7: Restructuring and other charges (income)

Our restructuring and other charges (income) are comprised of restructuring, asset impairments and other charges (income).

Our restructuring and other charges (income) are comprised of the following:

	March 31, 2010	March 31, 2009
	(in Millions)
Baltimore Phase Out	$—	$0.8
Alginates Restructuring	4.6	2.8
Bayport Butyllithium Shutdown	(0.9)	4.1
Barcelona Facility Shutdown	8.6	—
Santa Clara Shutdown	—	6.5
Other Items	1.1	5.4

Restructuring Charges and Asset Impairments	$13.4	$19.6
Environmental Charges at Operating Sites (see Note 10)	2.4	1.2
Other, Net	0.9	1.7

Other Charges (Income), Net	$3.3	$2.9

Total Restructuring and Other Charges	$16.7	$22.5

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

Specialty Chemicals

Alginates Restructuring

In January 2009, we announced plans to realign our BioPolymer alginates manufacturing operations in Norway and the United Kingdom as we continued integration of the International Specialty Products (ISP) alginates business acquired in August 2008.

We recorded charges related to the pre-existing operations totaling $4.6 million during the three months ended March 31, 2010, which related to the accrual of costs associated with a leased property which we have ceased using.

We recorded charges related to the pre-existing operations totaling $2.8 million during the three months ended March 31, 2009, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $1.3 million and (ii) severance and employee benefits of $1.5 million.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

We recorded income of $0.9 million during the three months ended March 31, 2010, due to a reduction of previously recorded retirement obligations at the site (See Note 6).

We recorded charges totaling $4.1 million during the three months ended March 31, 2009, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $3.4 million and (ii) severance and employee benefits of $0.7 million.

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

We recorded charges totaling $8.6 million during the three months ended March 31, 2010, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $8.5 million and (ii) other shut down costs of $0.1 million.

Santa Clara Shutdown

In March 2009, we made the decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico, which is part of our Industrial Chemicals segment. The decision to shut down the Santa Clara operations was made in an effort to maximize cost savings and improve efficiencies.

We recorded charges totaling $6.5 million during the three months ended March 31, 2009, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $3.3 million, (ii) severance and employee benefits of $1.5 million, and (iii) other shut down costs of $1.7 million.

Other Items

In addition to the restructurings described above, we engaged in certain other restructuring activities during the three months ended March 31, 2010 and 2009 which resulted in severance and asset abandonment charges. We expect these restructuring charges to improve our global competitiveness through improved cost efficiencies.

Restructuring and other charges (income) for the three months ended March 31, 2010, included $1.0 million of severance costs due to workforce restructurings related to our Industrial Chemicals segment. Remaining restructuring and other charges (income) for the three months ended March 31, 2010, included $0.1 million of charges primarily representing adjustments related to previously recorded restructuring reserves.

Restructuring and other charges (income) for the three months ended March 31, 2009, included $1.5 million of severance costs due to workforce restructurings, primarily related to our Industrial Chemicals segment. We also recorded $3.9 million of asset abandonment charges, of which $2.5 million related to our Agricultural Products segment and $1.4 million related to our Industrial Chemicals segment. Asset abandonment charges were determined based upon our decision and related analysis to abandon these assets before the end of their previously estimated life.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Rollforward of Restructuring and Other Reserves

The following table shows a rollforward of restructuring and other reserves and the related spending and other changes:

(in Millions)	Balance at 12/31/09 (3)	Increase in reserves (2)	Cash payments	Balance at 3/31/10 (3)
Alginates Restructuring	$8.5	$4.6	$(7.6)	$5.5
Bayport Butyllithium Facility Shutdown	0.3	—	(0.2)	0.1
Bromborough Lithium Metal Production Unit Shutdown	1.8	—	(1.8)	—
Barcelona Facility Shutdown	10.1	0.1	(3.4)	6.8
Santa Clara Facility Shutdown	1.1	—	—	1.1
Other Workforce Related and Facility Shutdowns (1)	0.8	1.1	(1.0)	0.9

Total	$22.6	$5.8	$(14.0)	$14.4

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.
(2)	Primarily severance costs and in the Alginates Restructuring row, the accrual of costs associated with a leased property which we have ceased using. The impairment and accelerated depreciation charges noted above impacted our property, plant and equipment balances and are not included in the above tables.
(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.

OTHER CHARGES (INCOME), NET

Other Items

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

Remaining other charges for the three months ended March 31, 2010 and 2009 primarily represents the accrual of interest associated with the European Commission fine recorded during the year ended December 31, 2006. See Note 17.

Note 8: Debt

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	March 31, 2010	December 31, 2009
Short-term debt	$31.7	$33.4
Current portion of long-term debt	58.3	22.5

Total debt maturing within one year	$90.0	$55.9

Short-term debt consisted of foreign credit lines at March 31, 2010 and December 31, 2009. We often provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Long-term debt:

Long-term debt consists of the following:

(in Millions)	March 31, 2010
	Interest Rate Percentage	Maturity Date	3/31/2010	12/31/2009
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	0.3-6.5%	2010-2035	$198.4	$198.4
Debentures (less unamortized discounts of $0.1 million and $0.1 million, respectively)	7.8%	2011	45.4	45.4
Senior notes (less unamortized discount of $1.0 million and $1.0 million, respectively)	5.2%	2019	299.0	299.0
European credit agreement	0.7%	2010	28.9	—
Domestic credit agreement	0.5-3.3%	2012	30.0	—
Foreign debt	0-14.0%	2011-2013	66.5	67.7

Total long-term debt			668.2	610.5

Less: debt maturing within one year			58.3	22.5

Total long-term debt, less current portion			$609.9	$588.0

At March 31, 2010, we had $28.9 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to no borrowings at December 31, 2009. Available funds under this facility were $267.1 million and $315.4 million at March 31, 2010 and December 31, 2009, respectively.

We had $30.0 million of borrowings under our Domestic Credit Agreement at March 31, 2010, compared to no borrowings at December 31, 2009. Letters of credit outstanding under the Domestic Credit Agreement totaled $152.2 million and $153.2 million at March 31, 2010 and December 31, 2009, respectively. As such, available funds under the Domestic Credit Agreement were $417.8 million and $446.8 million at March 31, 2010 and December 31, 2009, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended March 31, 2010, was 1.4 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended March 31, 2010, was 18.3 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at March 31, 2010.

Note 9: Discontinued Operations

Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued between 1976 and 2001. The primary liabilities retained include environmental liabilities, other post-retirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.

Our discontinued operations comprised the following:

	Three Months Ended March 31,
(in Millions)	2010	2009
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax expense of $0.1 million for the three months ended March 31, 2010)	$0.1	$—
Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations (net of income tax benefit of $3.6 million and $2.7 million for the three months ended March 31, 2010 and 2009, respectively)	(5.8)	(4.4)

Discontinued operations, net of income taxes	$(5.7)	$(4.4)

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

2010

During the first three months of 2010, we recorded a $9.4 million ($5.8 million after-tax) charge to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $4.7 million ($2.9 million after-tax) related primarily to a provision increase for environmental issues at our Front Royal and Modesto sites as well as operating and maintenance activities partially offset by recoveries. See a rollforward of our environmental reserves in Note 10. We also recorded increases to legal reserves and expenses in the amount of $4.7 million ($2.9 million after-tax).

2009

During the first three months of 2009, we recorded a $7.1 million ($4.4 million after-tax) charge to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $0.9 million ($0.6 million after-tax) relate primarily to operating and maintenance activities. We also recorded increases to legal reserves and expenses in the amount of $6.2 million ($3.8 million after-tax).

Note 10: Environmental Obligations

We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $208.3 million and $204.2 million, excluding recoveries, have been provided at March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010 and December 31, 2009, expected recoveries were $58.0 million and $57.2 million, respectively, relating to existing contractual arrangements with U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” balance totaling $19.6 million and $20.1 million at March 31, 2010 and December 31, 2009, respectively, or as “Other assets” totaling $38.4 million and $37.1 million at March 31, 2010 and December 31, 2009, respectively, in the condensed consolidated balance sheets. Cash recoveries were $3.7 million in the first three months of 2010. Total cash recoveries recorded for the year ended December 31, 2009, were $13.7 million.

The long-term portion of environmental reserves, net of recoveries, totaling $172.4 million and $167.0 million at March 31, 2010 and December 31, 2009, respectively, is included in “Environmental liabilities, continuing and discontinued”. The short-term portion of continuing obligations is recorded as “Accrued and other liabilities”.

We have estimated that reasonably possible environmental loss contingencies, net of expected recoveries, may exceed amounts accrued by approximately $75 million at March 31, 2010. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. However, we believe any such liability arising from potential environmental obligations is not likely to have a materially adverse effect on our liquidity or financial condition and may be satisfied over the next twenty years or longer.

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2009 to March 31, 2010:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2009	$184.1

Provision	9.9
Spending, net of recoveries	(5.3)

Net Change	4.6

Total environmental reserves, net of recoveries at March 31, 2010	$188.7

Environmental reserves, current, net of recoveries (1)	16.3
Environmental reserves, long-term continuing and discontinued, net of recoveries	172.4

Total environmental reserves, net of recoveries at March 31, 2010	$188.7

(1)	“Current” includes only those reserves related to continuing operations.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 10 to our 2009 consolidated financial statements in our 2009 10-K.

Note 11: Earnings Per Share

Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 271,374 and 557,226 potential common shares excluded from Diluted EPS for the three months ended March 31, 2010 and 2009, respectively.

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

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions Except Share and Per Share Data)	Three Months Ended March 31,
	2010	2009

Earnings attributable to FMC stockholders:
Income from continuing operations attributable to FMC stockholders	$83.1	$73.5
Discontinued operations, net of income taxes	(5.7)	(4.4)

Net income	$77.4	$69.1
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.5)	(0.4)

Net income allocable to common stockholders	$76.9	$68.7

Basic earnings per common share attributable to FMC stockholders
Continuing operations	$1.14	$1.01
Discontinued operations	(0.08)	(0.06)

Net income	$1.06	$0.95

Diluted earnings per common share attributable to FMC stockholders
Continuing operations	$1.14	$1.00
Discontinued operations	(0.08)	(0.06)

Net income	$1.06	$0.94

Shares (in thousands):
Weighted average number of shares of common stock outstanding – Basic	72,308	72,252
Weighted average additional shares assuming conversion of potential common shares	1,022	1,141

Shares – diluted basis	73,330	73,393

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 12: Comprehensive Income

Comprehensive income includes all changes in equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income for the three months ended March 31, 2010 and 2009 consisted of the following:

	Three Months ended March 31,
(in Millions)	2010	2009
Net income	$80.4	$70.9
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $2.4 and $4.1, respectively	3.7	6.5
Foreign currency translation adjustment	(20.9)	(24.4)
Net deferral of hedging gains (losses) and other	(3.1)	2.5
Net unrealized pension and other benefit actuarial gains/(losses) and prior service (cost) credits	1.3	(0.1)

Comprehensive income	61.4	55.4
Less: Comprehensive income attributable to the noncontrolling interest	3.1	1.5

Comprehensive income attributable to FMC stockholders	$58.3	$53.9

Note 13: Equity

Refer to the below table for a reconciliation of equity, equity attributable to the parent, and equity attributable to noncontrolling interests:

	FMC’s Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in Millions, Except Per Share Data)
Balance December 31, 2009	$1,076.4	$56.7	$1,133.1
Net income	77.4	3.0	80.4
Stock compensation plans	6.9	—	6.9
Shares for benefit plan trust	(0.2)	—	(0.2)
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $2.4	3.7	—	3.7
Net unrealized pension and other benefit actuarial gains/(losses) and prior service cost credits, net of income tax expense of $0.8	1.3	—	1.3
Net deferral of hedging gains (losses) and other, net of income tax benefit of $1.9	(3.1)	—	(3.1)
Foreign currency translation adjustments	(21.0)	0.1	(20.9)
Dividends ($0.125 per share)	(9.1)	—	(9.1)
Distributions to noncontrolling interests	—	(5.1)	(5.1)

Balance March 31, 2010	$1,132.3	$54.7	$1,187.0

Dividends and Share Repurchases

On April 15, 2010, we paid dividends totaling $9.1 million to our shareholders of record as of March 31, 2010. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of March 31, 2010.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over the next two years. Shares may be purchased through open market or privately

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the three months ended March 31, 2010, we did not repurchase any of our shares under the publicly announced repurchase program. The remaining dollar value of shares that may yet be purchased under this program was $189.8 million at March 31, 2010. We also reacquire shares from time to time from employees to pay taxes owed in connection with the vesting and exercise of awards under our equity compensation plans.

Note 14: Pensions and Other Postretirement Benefits

The following table summarizes the components of net annual benefit cost (income) for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	Pensions		Other Benefits
(in Millions)	2010	2009	2010	2009
Components of net annual benefit cost:
Service cost	$4.6	$4.5	$0.1	$0.1
Interest cost	15.7	15.8	0.6	0.7
Expected return on plan assets	(19.9)	(18.8)	—	—
Amortization of prior service cost	0.2	0.2	(0.1)	(0.2)
Recognized net actuarial and other (gain) loss	6.6	1.2	(0.1)	(0.2)

Net periodic benefit cost from continuing operations	$7.2	$2.9	$0.5	$0.4

We made voluntary cash contributions to our U.S. defined benefit pension plan of $12.0 million in the three months ended March 31, 2010. We expect that our total voluntary cash contributions to the plan for 2010 will be approximately $80 million.

Note 15: Income Taxes

Income tax expense was $40.7 million resulting in an effective tax rate of 32.1 percent for the three months ended March 31, 2010, compared to expense of $33.4 million resulting in an effective tax rate of 30.7 percent for the three months ended March 31, 2009. The increase in the effective tax rate was primarily a result of a tax adjustment of $3.5 million recorded during the three months ended March 31, 2010, due to a non-cash charge associated with a change in the tax treatment of the Medicare Part D subsidy which was enacted as part of the recent U.S. health care reform legislation. The increase was also impacted by a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S.

Note 16: Financial Instruments, Risk Management and Fair Value Measurements

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The estimated fair value of the financial instruments in the above chart is based on estimated fair value amounts that have been determined using available market information and appropriate valuation methods. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and energy forward and option contracts which is equivalent to their carrying amounts are included in the below tables under the “Accounting for Derivative Instruments and Hedging Activities” section. The estimated fair value of debt is $716.5 million and $638.4 million and the carrying amount is $699.9 million and $643.9 million as of March 31, 2010 and December 31, 2009, respectively.

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

In the second quarter of 2010, our Agricultural Products segment began entering into contracts with certain customers in Brazil whereby we would exchange our products for physical delivery of soybeans from the customer. In order to mitigate the price risk associated with this barter contract, we have entered into offsetting derivatives to hedge our exposure. The notional exposure and valuations of the derivatives associated with this program are immaterial at the date of this filing.

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements to achieve a targeted mix of fixed and variable-rate debt. In the agreements, we exchange, at specified intervals, the difference between fixed and variable-interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2010 and December 31, 2009, we have no such swap agreements in place.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

As of March 31, 2010, we had open foreign currency forward contracts in AOCI in a net gain position of $0.7 million, before-tax, designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 2010. The net gain from the foreign currency hedges included in AOCI at March 31, 2010, was $0.4 million after-tax. At March 31, 2010, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $190 million.

As of March 31, 2010, we had current open commodity contracts in AOCI in a net loss position of $6.0 million, before-tax, designated as cash flow hedges of underlying forecasted purchases, primarily natural gas. Current open commodity contracts hedge forecasted transactions until December 2011. The net loss from the open commodity contracts included in AOCI at March 31, 2010, was $3.6 million after-tax. At March 31, 2010, we had 9.3 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.

Of the $3.2 million of net losses after-tax, representing both open foreign currency exchange contracts and open commodity contracts, $2.3 million in losses would be realized in earnings during the twelve months ending March 31, 2011, if spot rates in the future are consistent with forward rates as of March 31, 2010. Approximately $0.9 million of net losses would be realized at various times, subsequent to March 31, 2011. The actual effect on earnings will be dependent on actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

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

We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $384 million at March 31, 2010. We hold a natural gas option instrument with a notional amount of approximately 1.7 million mmBTUs at March 31, 2010.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The following table provides the fair value and balance sheet presentation of our derivative instruments as of March 31, 2010 and December 31, 2009.

(in Millions)		March 31, 2010	December 31, 2009
	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid and other current assets	$0.7	$—
Commodity contracts	Prepaid and other current assets	4.2	4.4

Total Derivative Assets		4.9	4.4

Foreign exchange contracts	Accrued and other liabilities	—	(1.3)
Commodity contracts	Accrued and other liabilities	(10.2)	(3.2)

Total Derivative Liabilities		(10.2)	(4.5)

Net Derivative Assets/(Liabilities)		$(5.3)	$(0.1)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Prepaid and other current assets	$0.1	$0.5
Commodity contracts	Prepaid and other current assets	0.2	0.5

Total Derivative Assets		0.3	1.0

Foreign exchange contracts	Accrued and other liabilities	(1.4)	(0.6)
Commodity contracts	Accrued and other liabilities	—	—

Total Derivative Liabilities		(1.4)	(0.6)

Net Derivative Assets/(Liabilities)		$(1.1)	$0.4

The information included in the above chart is also presented in our fair value table included under the heading “Fair Value Measurements” included in this note.

The following tables provide the impact of derivative instruments and related hedged items on the condensed consolidated statements of income for the three months ended March 31, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships

(in Millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Foreign exchange contracts	$1.2	$9.3	$0.5	$(4.2)	$—	$—
Commodity contracts	(4.2)	(0.5)	(0.6)	(6.0)	—	(0.6)

Total	$(3.0)	$8.8	$(0.1)	$(10.2)	$—	$(0.6)

(a)	Amounts are included in “Cost of sales and services” on the condensed consolidated statements of income.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Derivatives Not Designated as Hedging Instruments

(in Millions)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Foreign Exchange contracts	Cost of Sales and Services	$0.1	$(1.1)
Commodity contracts	Cost of Sales and Services	(0.3)	(0.7)

Total		$(0.2)	$(1.8)

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in our condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009.

(in Millions)	3/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$0.1	$0.1	$—	$—
Derivatives – Energy (2)	4.4	—	4.4	—
Derivatives – Foreign Exchange (2)	0.8	—	0.8	—
Other (3)	20.4	20.4	—	—

Total Assets	$25.7	$20.5	$5.2	$—

Liabilities
Derivatives – Energy (4)	$10.2	$—	$10.2	$—
Derivatives – Foreign Exchange (4)	1.4	—	1.4	—
Other (5)	30.6	30.6	—	—

Total Liabilities	$42.2	$30.6	$11.6	$—

(in Millions)	12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$0.1	$0.1	$—	$—
Derivatives – Energy (2)	4.9	—	4.9	—
Derivatives – Foreign Exchange (2)	0.5	—	0.5	—
Other (3)	21.9	21.9	—	—

Total Assets	$27.4	$22.0	$5.4	$—

Liabilities
Derivatives – Energy (4)	$3.2	$—	$3.2	$—
Derivatives – Foreign Exchange (4)	1.9	—	1.9	—
Other (5)	31.2	31.2	—	—

Total Liabilities	$36.3	$31.2	$5.1	$—

(1)	Amounts included in “Investments” in the condensed consolidated balance sheets.
(2)	Amounts included in “Prepaid and other current assets” in the condensed consolidated balance sheets.
(3)	Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the condensed consolidated balance sheets.
(4)	Amounts included in “Accrued and other liabilities” in the condensed consolidated balance sheets.
(5)	Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the condensed consolidated balance sheets.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our condensed consolidated balance sheets during the three months ended March 31, 2010 and the year ended December 31, 2009.

(in Millions)	Three Months Ended 3/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Three Months Ended March 31, 2010)
Liabilities
Liabilities associated with exit activities (1)	$4.6	$—	$4.6	$—	$(4.6)

Total Liabilities	$4.6	$—	$4.6	$—	$(4.6)

(1)	In connection with the Alginates restructuring discussed in Note 7, we recorded liabilities in the amount of $4.6 million during the three months ended March 31, 2010, related to the accrual of costs associated with a leased property which we have ceased using.

(in Millions)	Year Ended 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2009)
Assets
Long-lived assets to be abandoned (1)	$—	$—	$—	$—	$(32.2)
Assets acquired through acquisitions (2)	33.9	—	1.5	32.4	—

Total Assets	$33.9	$—	$1.5	$32.4	$(32.2)

Liabilities
Asset retirement obligations (3)	$12.2	$—	$—	$12.2	$—
Liabilities associated with acquisitions (2)	1.0	—	—	1.0	—
Liabilities associated with exit activities (4)	24.5	—	24.5	—	(18.1)

Total Liabilities	$37.7	$—	$24.5	$13.2	$(18.1)

(1)	We initiated multiple facility phase-outs during the twelve months ended December 31, 2009—primarily the Barcelona facility, the Santa Clara facility, and the Bayport and Bromborough Lithium facilities. In connection with the phase-outs, we recorded charges to write down the value of the related long-lived assets to be abandoned to their fair value of zero as the long-lived assets have no future use and are anticipated to be demolished. The loss noted in the above table represents the accelerated depreciation of these assets recorded during the period. The remaining accelerated depreciation of $5.6 million to adjust the assets to the fair value of zero will be recognized as the phase-outs are completed in 2010.
(2)	As part of the acquisitions in our Agricultural Products segment, we are required to recognize the assets acquired, liabilities assumed and contingent consideration at their fair values on the acquisition date. The level 3 assets identified above represent various acquired intangible assets that were valued using various forms of the income valuation approach. The valuation inputs included an estimate of future cash flows and discount rates based on the internal rate of return and the weighted average rate of return. The level 3 liabilities identified above represent the fair value of contingent consideration incurred as part of the acquisition.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(3)	In connection with the facility phase-outs during the twelve months ended December 31, 2009—primarily the Barcelona facility, the Santa Clara facility and the Bayport and Bromborough Lithium facilities—we accelerated the estimated settlement dates associated with the asset retirement obligations at these facilities and as a result recorded an increase to these obligations in the amount of $12.2 million. We estimated the fair value of the asset retirement obligations based on engineering estimates provided by experienced engineers who have dealt with the retirement of and disposal of contaminated equipment, instruments and hazardous chemicals. The associated asset retirement obligations are capitalized as part of the carrying amount of related long-lived assets and this capitalized cost is depreciated on an accelerated basis over the remaining phase-out period of the expected facility operation.
(4)	In connection with the facility phase-outs noted above, we recorded liabilities in the amount of $24.5 million related to severance costs and contract termination fees.

Note 17: Guarantees, Commitments, and Contingencies

We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

Guarantees and Other Commitments

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2010:

(in Millions)	March 31, 2010
Guarantees:
- Guarantees of vendor financing	$56.6
- Foreign equity method investment debt guarantees	6.3

Total	$62.9

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $56.6 million and $49.5 million at March 31, 2010 and December 31, 2009, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of March 31, 2010, these guarantees had maximum potential payments of $6.3 million, compared to $5.8 million at December 31, 2009.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of “Restructuring and other charges (income)”. Since we are not required to make the payment during the appeal process, the liability has been classified as long-term in the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009. Both we and Foret have appealed the decision of the Commission. The Foret appeal was argued before the Court of First Instance on March 4, 2010 but no decision has been rendered. The FMC appeal will be argued in May of 2010. During the appeal process, interest accrues on the fine at a rate, which as of March 31, 2010, was 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At March 31, 2010, the amount of the letter of credit was €29.3 million (U.S. $39.4 million).

In February 2005 putative direct and indirect purchaser class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the direct purchaser class in January 2007. On December 30, 2008, the Court of Appeals vacated the class certification order and remanded the case for further proceedings in the District Court. Shortly thereafter, FMC reached an agreement to settle with the direct purchaser class for $10 million, with a pro rata credit for opt outs. The $10 million figure was included as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. On July 14, 2009, the settlement received final approval by the Court. No appeal has been taken and the appeal period has expired. The Court has also approved a settlement with Arkema and finally approved settlements with four of the six original defendant-groups, who collectively paid approximately $90 million. Seventeen companies (predominantly paper producers) have opted out of certain of the settlements with other defendants. Certain of the defendants in the class action have settled those opt out claims for undisclosed amounts. Ten companies (again predominantly paper producers) have opted out of the settlements with FMC and Arkema. FMC has settled with two of the ten for an amount within the opt out credit described above. The remaining eight opt outs have filed suit against FMC and, in some cases, Foret. These cases have been assigned to the same judge as the class action, and the stay of these actions entered by the District Court during the class certification appeal remains in place. FMC’s motion to dismiss the opt out claims to the extent they are based on foreign purchases was granted on April 1, 2010. Another individual opt out case was dismissed following the bankrupt opt out’s decision to participate in the class settlement. Most of the state court cases have been dismissed, although some remain in California. Solvay has settled with the indirect purchaser class for $2.1 million and FMC has reached an agreement in principle to settle these claims for $250,000. Neither settlement has been preliminarily approved by the Court. An indirect purchaser claim filed in federal court in Kansas was transferred to the Eastern District of Pennsylvania and assigned to the same judge overseeing other hydrogen peroxide litigation. FMC’s motion to dismiss this complaint on statute of limitations grounds was granted. In addition, putative class actions against the six major hydrogen peroxide producers have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. Four of the defendants have settled these claims for a total of approximately $20.5 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide. FMC has moved for leave to appeal the class certification decision and intends to defend these cases.

On January 19, 2009, the European Commission decided to initiate proceedings against FMC, its Netherlands subsidiary, and Foret, following an investigation of the European producers of animal feed phosphates concerning possible violations of competition law. FMC is cooperating with the European Commission in the investigation and has recorded a charge of $21 million reflecting our best estimation of the expense that is likely to be incurred in connection with the resolution of this matter. This charge has been reflected as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2009. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009.

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

Note 18: Segment Information

	Three Months Ended March 31,
(in Millions)	2010	2009
Revenue
Agricultural Products	$304.6	$261.4
Specialty Chemicals	202.6	174.6
Industrial Chemicals	250.1	256.0
Eliminations	(0.8)	(1.5)

Total	$756.5	$690.5

Income (loss) from continuing operations before income taxes
Agricultural Products	$92.8	$92.5
Specialty Chemicals	40.8	38.1
Industrial Chemicals	34.5	22.8
Eliminations	0.2	(0.2)

Segment operating profit (1)	168.3	153.2
Corporate	(12.1)	(11.3)
Other income (expense), net	(5.7)	(3.6)

Operating profit before the items listed below	150.5	138.3
Interest expense, net	(10.0)	(7.0)
Restructuring and other income (charges) (2)	(16.7)	(22.5)
Purchase accounting inventory fair value impact and other related inventory adjustments (3)	—	(1.9)
Provision for income taxes	(40.7)	(33.4)
Discontinued operations, net of income taxes	(5.7)	(4.4)

Net income attributable to FMC stockholders	$77.4	$69.1

(1)	Results for all segments are net of noncontrolling interests of $3.0 million and $1.8 million in the three months ended March 31, 2010 and 2009, respectively, the majority of which pertains to Industrial Chemicals.
(2)	See Note 7 for details of restructuring and other charges (income). Amounts in this line item for the first quarter of 2009 related Agricultural Products ($0.1 million), Specialty Chemicals ($3.7 million), Industrial Chemicals ($10.5 million) and Corporate ($2.4 million). Amounts in this line item for the first quarter of 2009 related to Agricultural Products ($4.3 million), Specialty Chemicals ($6.7 million), Industrial Chemicals ($10.2 million) and Corporate ($1.3 million).
(3)	Charges related to amortization of the inventory fair value step-up resulting from the application of purchase accounting associated with the third quarter 2008 acquisition in our Specialty Chemicals segment and the first quarter 2009 acquisition in our Agricultural Products segment. On the condensed consolidated statements of income these charges are included in “Costs of sales and services” for the three months ended March 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.

Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, “expects”, “should”, “could”, “may”, “will continue to”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section “Forward-Looking Statements” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”) and to similar disclaimers in all other reports and forms filed with the Securities and Exchange Commission (“SEC”). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

We further caution that the list of risk factors in Item 1A in Part 1 of the 2009 10-K may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2009 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.

The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Application of Critical Accounting Policies” section in our 2009 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.

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

2010 Highlights

First quarter 2010 results reflect increases in both consolidated revenues and earnings driven by solid performance in all three of our operating segments. The operating results were positively impacted by the increase in global economic activity resulting in higher volumes. Our Agricultural Products segment revenues increased 17 percent led by sales gains in Latin America, particularly in Brazil due to improved market conditions in several key crops as well as higher sales in Europe and Asia. Revenue also increased in our Specialty Chemicals segment with revenues up 16 percent compared to the year-ago quarter. Revenue increases in the Specialty Chemicals segment were driven by volume growth in both the BioPolymer and lithium businesses. Our Industrial Chemicals segment revenues declined two percent from the year-ago quarter as volume recoveries were more than offset by pricing declines.

While Agricultural Products experienced revenue growth, the earnings for this segment were flat year-over-year due to higher product and distribution costs, unfavorable product mix and increased spending on growth initiatives. Specialty Chemicals operating profit grew by seven percent with the benefits from the stronger revenues being partially offset by the absence of the benefit from lower cost inventories in the first quarter of 2009. Industrial Chemicals operating profit increased 51 percent as the slight decline in revenues was more than offset by the absence in 2010 of higher cost inventory experienced in the prior year, particularly phosphate rock, and the benefit of a one-time commercial settlement in 2010 resulting from a “take or pay” contract provision.

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

(in Millions)	Three Months Ended March 31,
	2010	2009
Revenue
Agricultural Products	$304.6	$261.4
Specialty Chemicals	202.6	174.6
Industrial Chemicals	250.1	256.0
Eliminations	(0.8)	(1.5)

Total	$756.5	$690.5

Income (loss) from continuing operations before income taxes
Agricultural Products	$92.8	$92.5
Specialty Chemicals	40.8	38.1
Industrial Chemicals	34.5	22.8
Eliminations	0.2	(0.2)

Segment operating profit (1)	168.3	153.2
Corporate	(12.1)	(11.3)
Other income (expense), net	(5.7)	(3.6)
Interest expense, net	(10.0)	(7.0)
Corporate special income (charges):
Restructuring and other income (charges)	(16.7)	(22.5)
Purchase accounting inventory fair value impact and other related inventory adjustments	—	(1.9)
Provision for income taxes	(40.7)	(33.4)
Discontinued operations, net of income taxes	(5.7)	(4.4)

Net income attributable to FMC stockholders	$77.4	$69.1

(1)	Results for all segments are net of noncontrolling interests of $3.0 million and $1.8 million in the three months ended March 31, 2010 and 2009, respectively. The majority of these noncontrolling interests pertain to our Industrial Chemicals segment.

The following chart, which is provided to assist the readers of our financial statements, depicts certain after-tax charges (gains). These items are excluded by us in the measures we use to evaluate business performance and determine certain performance-based compensation. These after-tax items are discussed in detail within the “Other results of operations” section that follows. Additionally, the below chart discloses our Non-GAAP financial measure “After-tax income from continuing operations, excluding restructuring and other income and charges” reconciled from the GAAP financial measure “Net income attributable to FMC stockholders”. We believe that this measure provides useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP.

(in Millions)	Three Months Ended March 31,
	2010	2009
Net income attributable to FMC stockholders	$77.4	$69.1
Corporate special charges (income), pre-tax	16.7	24.4
Income tax expense (benefit) on Corporate special charges (income)	(5.0)	(7.7)

Corporate special charges (income), net of income taxes	11.7	16.7
Discontinued operations, net of income taxes	5.7	4.4
Tax adjustments	3.6	(0.9)

After-tax income from continuing operations excluding restructuring and other income and charges	$98.4	$89.3

Three months ended March 31, 2010 compared to Three months ended March 31, 2009

In the discussion below, please refer to our chart on page 28 under “Overview”. All comparisons are between the periods unless otherwise noted.

Segment Results

For management purposes, segment operating profit is defined as segment revenue less operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses and research and development expenses). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (income), investment gains and losses, loss on extinguishment of debt, asset impairments, Last-in, First-out (LIFO) inventory adjustments, amortization of inventory step-up from business acquisitions and other related inventory adjustments, and other income and expense items.

Information about how each of these items relate to our businesses at the segment level is discussed in Note 18 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2009 consolidated financial statements in our 2009 10-K.

Agricultural Products

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2010	2009	$	%
Revenue	$304.6	$261.4	$43.2	17%
Operating Profit	92.8	92.5	0.3	—

Revenue of $304.6 million increased approximately 17 percent versus the prior year quarter, as higher sales in Europe, Latin America, primarily Brazil, and Asia more than offset slight revenue declines in North America. Europe revenue increased 43 percent driven primarily by a shift in the timing of sales and favorable currency impacts. The shift in sales into the first quarter was driven by shipments of bifenthrin before expiration of regulatory sell-out periods in Europe (see “Certain Regulatory Issues” below). Latin America revenue increased 28 percent due to improved market conditions, particularly in the sugarcane and cotton segments, and growth in new and recently introduced products. Revenue in Asia increased seven percent reflecting growth in several countries including Korea, India and Indonesia. North America crop sales declined five percent due to unfavorable weather conditions and high channel stocks which delayed purchases by our distributors.

Agricultural Products’ operating profit of $92.8 million was essentially flat compared to the year-ago quarter, reflecting stronger sales performance in Europe, Latin America and Asia, offset by higher distribution costs due to production interruptions, the absence of prior-year benefit of lower cost inventory, less favorable product mix and higher spending on growth initiatives.

In 2010, full-year revenue growth in the mid-to-high single digits is expected, reflecting increased volumes in most regions, particularly in Brazil, due to projected improving market conditions and growth in new and recently introduced products. Full-year segment operating profit is expected to be up in the mid-single digits as higher sales in most regions are partially offset by less favorable product and geographic mix and increased spending on growth initiatives.

Certain Regulatory Issues

In our Agricultural Products segment, several products are undergoing re-registration in the U.S. and/or a comparable regulatory review by the European Union (“EU”) governmental authorities. In August 2006, the U.S. Environmental Protection Agency issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide. The IRED proposes cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses while maintaining tolerances for imported commodities (bananas, coffee, rice and sugarcane). The EPA reiterated its proposal in January 2008 with the issuance of a draft Notice of Intent to Cancel. In February 2008, the EPA convened a Scientific Advisory Panel meeting to evaluate scientific issues relevant to the draft Notice of Intent to Cancel carbofuran. Separately, the U.S. Department of Agriculture issued its comments on the draft cancellation notice, stating that carbofuran should continue to be registered. On July 24, 2008, the EPA published a proposal to revoke all carbofuran tolerances under the Federal Food Drug and Cosmetic Act in advance of any issuance of a final Notice of Intent to Cancel under the federal pesticide law. We responded to that notice, expressing our strong disagreement with the EPA’s proposal to revoke tolerances and our belief that carbofuran residues on food do not pose a threat to human health. In May 2009, the EPA published its final revocation of all carbofuran tolerances effective December 31, 2009. We filed our objections to this revocation and requested a hearing before an administrative law judge. On October 30, 2009, EPA issued its decision to deny our objections and request for a hearing. We believe that we are entitled to a hearing and we have challenged this decision by seeking judicial review in the U.S. federal courts. The Court of Appeals granted expedited review of our case and heard oral arguments in March 2010, but has not yet issued its decision. In light of the December 31, 2009 tolerance revocation, FMC has now ceased sales of carbofuran in the United States. FMC’s sales of carbofuran in the United States are not significant and termination of such U.S. sales will not have a material effect on the Company’s financial condition or results of operations. The outcome of any litigation to compel a hearing is uncertain. We do not know the EPA’s timing on a final Notice of Intent to Cancel the carbofuran registration, though the EPA has said it intends to issue such notice after the tolerance revocation decision.

In June 2007, the European Commission published its decisions not to include carbofuran and carbosulfan on the official list of active ingredients approved for continued sale in the EU. The published decisions required EU Member States to de-register the products within six months, and so FMC ceased its sales of these products in December 2007. We disagreed with the Commission’s decisions and underlying assessment. We have re-submitted carbosulfan for approval on the official list. The Commission recently informed us that it intends to recommend against including carbosulfan on the official list, and we are considering our options on how to proceed. We have decided not to continue pursuing a carbofuran resubmission due to various considerations, including our plans to substitute the most significant EU carbofuran uses with other FMC products and/or applications. Termination of such EU sales will not have a material effect on the Company’s financial condition or results of operations.

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

Specialty Chemicals

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2010	2009	$	%
Revenue	$202.6	$174.6	$28.0	16%
Operating Profit	40.8	38.1	2.7	7

Revenue in Specialty Chemicals was $202.6 million, an increase of approximately 16 percent versus the prior-year quarter. The increase was driven primarily by strong commercial performance in BioPolymer and higher volumes in our lithium business which were partially offset by lower pricing in lithium primaries.

BioPolymer revenues of $153.0 million increased 14 percent from the prior-year quarter. This increase was primarily due to higher volumes which increased revenue by eight percent. BioPolymer experienced broad-based volume gains across both food and pharmaceutical markets. Additionally, improved pricing and mix increased revenue by an additional three percent, driven primarily by higher pricing in food ingredients. Favorable currency translation also contributed three percent to the revenue increase.

Lithium revenues of $49.6 million increased 25 percent from the prior-year quarter primarily due to higher volumes driven by the improving economic conditions slightly offset by lower pricing.

Segment operating profit of $40.8 million increased seven percent versus the year ago quarter, reflecting the stronger sales described above, favorable commercial performance, and the benefit of productivity initiatives which were partially offset by lower pricing in lithium primaries and the absence of the benefit from lower cost inventories in the first quarter of 2009.

In 2010, full-year revenue growth of approximately 10 percent is expected, driven by volume growth across BioPolymer markets and lithium primaries, augmented by higher BioPolymer selling prices. Full-year segment operating profit is expected to be up in the mid-teens, reflecting volume-driven sales growth and productivity improvements.

Industrial Chemicals

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2010	2009	$	%
Revenue	$250.1	$256.0	$(5.9)	(2)%
Operating Profit	34.5	22.8	11.7	51

Revenue in Industrial Chemicals was $250.1 million, a decrease of approximately two percent versus the prior-year quarter. A decline in pricing across the segment reduced revenues by 16 percent which was partially offset by a 12 percent increase in volumes. Soda ash revenues were up due to increased volumes, particularly in the export market, partially offset by lower prices. The segment experienced volume increases in peroxygens and phosphates offset by reduced selling prices for these products. The segment was also negatively impacted due to lower electricity sales due to the divestiture of a Spanish co-generation facility in the third quarter of 2009. In Spain, we operate electricity co-generation facilities and sell excess electricity into the Spanish electrical grid.

Segment operating profit of $34.5 million increased approximately 51 percent versus the year ago quarter as increased volumes, the absence in 2010 of higher cost inventory experienced in the prior year, particularly for phosphate rock and the benefit in 2010 of a one-time commercial settlement resulting from a “take or pay” contract provision more than offset lower selling prices.

In 2010, full-year revenue is expected to be level to up five percent from prior year as stronger volumes in every business are partially offset by reduced selling prices. Full-year segment operating profit is expected to be up in the mid-twenties as volume growth and favorable raw material and energy costs are partially offset by lower selling prices.

We are exploring strategic alternatives for our phosphorus business in Huelva, Spain which has been inconsistently profitable over the past few years due to volatile phosphorus rock costs and energy pricing from our cogeneration operations. In addition, we expect to need to find alternatives to our current means of storing phosphogypsum, a byproduct of the process we use to manufacture phosphates at the site. We are actively pursuing opportunities that would increase the value of the phosphorus business and address the phosphogypsum issue but in the event that we are unsuccessful we may be required to exit the business and incur closure costs in the future due to the constraints of continuing to store phosphogypsum in the existing impoundment near the Huelva site.

Other Results of Operations

Corporate Expenses

We recorded charges of $12.1 million in first quarter of 2010 compared to $11.3 million in the first quarter of 2009. The increase was primarily due to increased incentive compensation expense in the first quarter of 2010 compared to the same period in 2009. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.

Other income (expense), net

Other income (expense), net is comprised primarily of LIFO inventory adjustments and pension expense. Other expense increased to $5.7 million in the first quarter of 2010 from $3.6 million in the same period of 2009. The increase was due primarily to higher pension expense and an increase to the mark to market impact of our deferred compensation liability. These charges were partially offset by income related to a decrease in LIFO inventory reserves. Other income (expense), net is included as a component of the line item “Costs of sales and services” on our condensed consolidated statements of income.

Interest expense, net

Interest expense, net for the first quarter of 2010 was $10.0 million as compared to $7.0 million in the first quarter of 2009. The increase was due to higher interest rates associated with our senior notes bond offering in the fourth quarter of 2009 whose proceeds were used to pay off lower variable rate debt under our committed credit facilities.

Corporate special income (charges)

Restructuring and other charges (income) totaled $16.7 million in the first quarter of 2010 compared to $22.5 million in the first quarter of 2009. Please see the table and further discussion regarding our restructuring and other charges (income) in Note 7 to our condensed consolidated financial statements included in this Form 10-Q. Charges (income) in this category for the quarter ended March 31, 2010, include the following:

Restructuring charges and asset impairments

•

A $4.6 million charge in our Specialty Chemicals segment due to the continued realignment of our BioPolymer alginates manufacturing operations. The charge related to the accrual of costs associated with a leased property which we have ceased using.

•

In 2009, we made the decision to close our Bayport butyllithium facility located in Bayport, Texas, which is part of our Specialty Chemicals segment. In the first quarter of 2010, we recorded $0.9 million of income representing a reduction of previously recorded retirement obligations at the site.

•

An $8.6 million charge in our Industrial Chemicals segment due to our decision in 2009 to phase out operations of our Barcelona, Spain facility. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $8.5 million and (ii) other shut down costs of $0.1 million.

•	Severance costs due to workforce restructurings of $1.0 million related to our Industrial Chemicals segment.

•	$0.1 million of charges primarily representing adjustments related to previously recorded restructuring reserves.

Other charges (income), net

•	Corporate charges of $2.4 million relating to environmental remediation at operating sites.

•	$0.9 million of other charges primarily representing the accrual of interest associated with the European Commission fine.

The restructuring and other charges (income) of $22.5 million recorded in the first quarter of 2009 were a result of the following:

Restructuring charges and asset impairments

•

A $0.8 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Baltimore, Maryland agricultural chemicals facility. The charge consisted primarily of demolition costs. We ceased production at this facility in the second quarter of 2008.

•

A $2.8 million charge in our Specialty Chemicals segment due to the realignment of our BioPolymer alginates manufacturing operations. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $1.3 million and (ii) severance and employee benefits of $1.5 million.

•

A $4.1 million charge in our Specialty Chemicals segment due to our decision to close our Bayport butyllithium facility located in Bayport, Texas. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $3.4 million, and (ii) severance and employee benefits of $0.7 million.

•

A $6.5 million charge in our Industrial Chemicals segment due to our decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $3.3 million, (ii) severance and employee benefits of $1.5 million and (iii) other shut down costs of $1.7 million.

•	Severance costs due to workforce restructurings of $1.5 million, primarily related to our Industrial Chemicals segment.

•	Asset abandonment charges of $3.9 million, of which $2.5 million related to our Agricultural Products segment and $1.4 million related to our Industrial Chemicals segment.

Other charges (income), net

•	A $1.0 million charge related to our Agricultural Products segment acquiring further rights under a collaboration and license agreement with a third-party company.

•	Corporate charges of $1.2 million relating to environmental remediation at operating sites.

•	$0.7 million of other charges primarily representing the accrual of interest associated with the European Commission fine.

Purchase accounting inventory fair value impact represents $1.9 million in charges related to amortization of the inventory fair value step-up resulting from the application of purchase accounting associated with the third quarter 2008 acquisition in our Specialty Chemicals segment and the first quarter 2009 acquisition in our Agricultural Products segment. In purchase accounting, inventory is stepped up from its cost value to estimated selling price less costs to sell. On the condensed consolidated statements of income these charges are included in “Costs of sales and services” for the three months ended March 31, 2009.

Provision for income taxes

We recorded a provision of $40.7 million for the first quarter of 2010 compared to a provision of $33.4 million for the prior period resulting in effective tax rates of 32.1 percent and 30.7 percent, respectively. The increase in the effective tax rate was primarily a result of a tax adjustment of $3.5 million recorded during the three months ended March 31, 2010, due to a non-cash charge associated with a change in the tax treatment of the Medicare Part D subsidy which was enacted as part of the recent U.S. health care reform legislation. The increase was also impacted by a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S.

Discontinued operations, net of income taxes

Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued between 1976 and 2001. The primary liabilities retained include environmental liabilities, other post-retirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.

Discontinued operations, net of income taxes totaled a loss of $5.7 million for the three months ended March 31, 2010, compared to loss of $4.4 million for the three months ended March 31, 2009. The losses recorded for the quarter ended March 31, 2010, primarily related to environmental charges associated with our Front Royal and Modesto sites as well as operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations. The losses for the quarter ended March 31, 2009, primarily related to environmental charges to increase our reserve for operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations.

Net income attributable to FMC stockholders

Net income attributable to FMC stockholders increased to $77.4 million for the three months ended March 31, 2010, from $69.1 million for the three months ended March 31, 2009. The increase was primarily due to higher Industrial Chemicals segment operating profit and lower restructuring and other charges (income). Partially offsetting this was an increase in our provision for income taxes and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at March 31, 2010 and December 31, 2009 were $86.7 million and $76.6 million, respectively. At March 31, 2010, we had total debt of $699.9 million as compared to $643.9 million at December 31, 2009. This included $609.9 million and $588.0 million of long-term debt (excluding current portions of $58.3 million and $22.5 million) at March 31, 2010 and December 31, 2009, respectively. Short-term debt, which consists solely of foreign borrowings, decreased to $31.7 million at March 31, 2010, compared to $33.4 million at December 31, 2009.

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

Loans under the facility bear interest at a floating rate, either a base rate as defined or the applicable euro currency rate for the relevant term plus an applicable margin. At March 31, 2010, the applicable euro currency margin was 0.3 percent, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At March 31, 2010, borrowing rates under our Domestic Credit Agreement ranged from 0.5 to 3.3 percent per annum.

We had $30.0 million of borrowings under our Domestic Credit Agreement at March 31, 2010, compared to no borrowings at December 31, 2009. Letters of credit outstanding under the Domestic Credit Agreement totaled $152.2 million and $153.2 million at March 31, 2010 and December 31, 2009, respectively. As such, available funds under the Domestic Credit Agreement were $417.8 million and $446.8 million at March 31, 2010 and December 31, 2009, respectively.

European Credit Agreement

On December 16, 2005, our Dutch finance subsidiary executed a credit agreement (the “European Credit Agreement”) which provides for an unsecured revolving credit facility in the amount of €220 million. Borrowings may be denominated in euros or U.S. dollars. FMC and our Dutch finance subsidiary’s direct parent provide guarantees of amounts due under the European Credit Agreement. The European Credit Agreement matures in December 2010.

Loans under the European Credit Agreement bear interest at a euro currency base rate, which for loans denominated in euros is the Euro InterBank Offered Rate, and for loans denominated in dollars is London Interbank Offered Rate (“LIBOR”) in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the credit rating assigned to our senior unsecured debt. At March 31, 2010, the applicable margin was 0.3 percent and the applicable borrowing rate under the European Credit Agreement was 0.7 percent per annum.

At March 31, 2010, we had $28.9 million in U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement compared to no borrowings at December 31, 2009. Available funds under this facility were $267.1 million and $315.4 million at March 31, 2010 and December 31, 2009, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended March 31, 2010, was 1.4 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended March 31, 2010, was 18.3 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at March 31, 2010.

Statement of Cash Flows

Cash required by operating activities was $1.4 million for the first three months of 2010.

Income from continuing operations of $86.1 million included net charges of $13.4 million, of which $7.6 million was for non-cash asset write-downs related to the exit of various facilities announced in 2009 and $5.8 million of other facilities exit costs to be settled in cash, mainly for severance costs and lease obligations. Cash spending on restructuring and other charges in the first quarter of 2010 was $19.6 million. Also included in restructuring and other income and charges was $2.4 million for environmental and remediation at our operating sites, which will be spent in years beyond 2010. Cash spending on environmental remediation at our operating sites in the first quarter of 2010 was $1.9 million which was recorded against pre-existing reserves.

Receivables drove the majority of our significant increase in working capital in the first three months of 2010. Receivables were a use of cash of $148.3 million due to revenue increases in our businesses, particularly for Agricultural Products sales in Brazil where terms are significantly longer than in the rest of our businesses. The primary selling season for our Brazil operation is from July through February.

Accrued pension and other post retirement benefits were a use of cash of $14.1 million which included a voluntary contribution to our U.S. defined benefit plan of $12 million.

Cash provided by operating activities was $24.8 million for the first three months of 2009.

Income from continuing operations of $75.3 million included net charges of $19.6 million, of which $11.9 million was for non-cash asset write-downs related to the exit of various facilities announced in 2009 and $7.7 million of other facilities exit costs to be settled in cash, mainly for severance costs. Cash spending on restructuring and other charges in the first quarter of 2009 was $5.3 million. Also included in restructuring and other income and charges was $1.2 million for environmental and remediation at our operating sites. Cash spending on environmental remediation at our operating sites in the first quarter of 2009 was $2.7 million which was recorded against pre-existing reserves.

Receivables in 2009 were a use of cash of $43.6 million as lower receivables in Industrial Chemicals due to the revenue decline were more than offset by increased receivables in Agricultural Products in Brazil, where sales have grown and terms are significantly longer. Inventories were a use of cash of $35.0 million as a result of sales slowing during this period more quickly than was anticipated. Accounts payable were a use of cash of $60.2 million as the higher cost phosphate rock in payables at the end of 2008 was replaced with lower cost phosphate rock in 2009.

Accrued pension and other post retirement benefits were a use of cash of $3.5 million which did not include any voluntary contributions to our U.S. defined benefit plan.

Cash required by operating activities of discontinued operations was $6.3 million and $9.6 million for the first three months of 2010 and 2009, respectively.

This change was primarily due to decreased environmental spending in the three months ended March 31, 2010 compared to the prior year period.

Cash required by investing activities was $30.5 million and $44.4 million for the first three months of 2010 and 2009, respectively.

The change was driven primarily by the absence of acquisitions during the three months ended March 31, 2010 as compared to the same period in 2009.

Cash provided by financing activities was $48.7 million and $32.1 million for the first three months of 2010 and 2009, respectively.

This change is due primarily to an increase in our borrowings under committed credit facilities partially offset by a reduction in our short-term debt and reduced proceeds from borrowings of long-term debt.

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

Projected 2010 spending includes approximately $35 million of net environmental remediation spending. This spending does not include expected spending of approximately $9 million in 2010 on capital projects relating to environmental control facilities. Also, we expect to spend approximately $26 million in 2010 for environmental compliance costs, which we will include as a component of costs of sales and services in our condensed consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls above the foregoing projections.

During 2008, the world equity markets were down significantly, exemplified by the S&P 500 index in the U.S. being down 37 percent. Our U.S. qualified defined benefit pension plan (“U.S. Plan”) assets fell from $829.4 million at December 31, 2007 to $ 563.9 million at December 31, 2008. These same equity markets rebounded significantly in 2009, exemplified by the S&P 500 index in the U.S. being up 26 percent. As a result our U.S. Plan assets increased to $708.4 million at December 31, 2009. Our U.S. Plan assets comprise approximately 93 percent of our total plan assets with the difference representing plan assets related to foreign pension plans. We have reduced our expected return on our U.S. Plan assets from 8.75 percent in 2008 to 8.5 percent in 2009 and will maintain the 8.5 percent assumption in 2010. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 9.71 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 2.50 percent, is between 8.25 percent and 10.25 percent for equities, and between 4.75 percent and 6.0 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumptions for the rate of return on assets. Under The Pension Protection Act of 2006, we are not required to make a minimum level of funding into the U.S. Plan during 2010, however, in order to reduce future funding volatility we intend to contribute $80 million in 2010 versus $75 million contributed in 2009 and $30 million contributed in 2008. We do not believe that the additional contribution will have a significant negative impact on our current and future liquidity needs. However a continuation of the volatility of interest rates and negative equity returns under current market conditions may require greater contributions to the Plan in the future. We made voluntary cash contributions to the plan of $12.0 million during the three months ended March 31, 2010.

On April 15, 2010, we paid dividends totaling $9.1 million to our shareholders of record as of March 31, 2010. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of March 31, 2010.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over the next two years. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the three months ended March 31, 2010, we did not repurchase any of our shares under the publicly announced repurchase program. The remaining dollar value of shares that may yet be purchased under this program was $189.8 million at March 31, 2010. We also reacquire shares from time to time from employees to pay taxes owed in connection with the vesting and exercise of awards under our equity compensation plans.

Commitments

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of March 31, 2010, these guarantees had maximum potential payments of $6.3 million as compared to $5.8 million as of December 31, 2009.

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $56.6 million and $49.5 million at March 31, 2010 and December 31, 2009, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”.

Short-term debt consisted of foreign credit lines at March 31, 2010 and December 31, 2009. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

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

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of “Restructuring and other charges (income)”. Since we are not required to make the payment during the appeal process, the liability has been classified as long-term in the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009. Both we and Foret have appealed the decision of the Commission. The Foret appeal was argued before the Court of First Instance on March 4, 2010 but no decision has been rendered. The FMC appeal will be argued in May of 2010. During the appeal process, interest accrues on the fine at a rate, which as of March 31, 2010, was 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At March 31, 2010, the amount of the letter of credit was €29.3 million (U.S. $39.4 million).

In February 2005 putative direct and indirect purchaser class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Federal law provides that persons who have been injured by violations of federal antitrust law may recover three times their actual damage plus attorney fees. Related cases were also filed in various state courts. All of the federal court cases were consolidated in the United States District Court for the Eastern District of Pennsylvania (Philadelphia). The District Court certified the direct purchaser class in January 2007. On December 30, 2008, the Court of Appeals vacated the class certification order and remanded the case for further proceedings in the District Court. Shortly thereafter, FMC reached an agreement to settle with the direct purchaser class for $10 million, with a pro rata credit for opt outs. The $10 million figure was included as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. On July 14, 2009, the settlement received final approval by the Court. No appeal has been taken and the appeal period has expired. The Court has also approved a settlement with Arkema and finally approved settlements with four of the six original defendant-groups, who collectively paid approximately $90 million. Seventeen companies (predominantly paper producers) have opted out of certain of the settlements with other defendants. Certain of the defendants in the class action have settled those opt out claims for undisclosed amounts. Ten companies (again predominantly paper producers) have opted out of the settlements with FMC and Arkema. FMC has settled with two of the ten for an amount within the opt out credit described above. The remaining eight opt outs have filed suit against FMC and, in some cases, Foret. These cases have been assigned to the same judge as the class action, and the stay of these actions entered by the District Court during the class certification appeal remains in place. FMC’s motion to dismiss the opt out claims to the extent they are based on foreign purchases was granted on April 1, 2010. Another individual opt out case was dismissed following the bankrupt opt out’s decision to participate in the class settlement. Most of the state court cases have been dismissed, although some remain in California. Solvay has settled with the indirect purchaser class for $2.1 million and FMC has reached an agreement in principle to settle these claims for $250,000. Neither settlement has been preliminarily approved by the Court. An indirect purchaser claim filed in federal court in Kansas was transferred to the Eastern District of Pennsylvania and assigned to the same judge overseeing other hydrogen peroxide litigation. FMC’s motion to dismiss this complaint on statute of limitations grounds was granted. In addition, putative class actions against the six major hydrogen peroxide producers have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. Four of the defendants have settled these claims for a total of approximately $20.5 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide. FMC has moved for leave to appeal the class certification decision and intends to defend these cases.

On January 19, 2009, the European Commission decided to initiate proceedings against FMC, its Netherlands subsidiary, and Foret, following an investigation of the European producers of animal feed phosphates concerning possible violations of competition law. FMC is cooperating with the European Commission in the investigation and has recorded a charge of $21 million reflecting our best estimation of the expense that is likely to be incurred in connection with the resolution of this matter. This charge has been reflected as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2009. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009.

We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Based on information currently available and established reserves the ultimate resolution of our known contingencies, including the matters described in Note 17 to our condensed consolidated financial statements included in this Form 10-Q, is not expected to have a material adverse effect on our consolidated financial position or liquidity. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

In the absence of federal climate change legislation, the Environmental Protection Agency (EPA) has moved forward with a finding of “endangerment” and a proposed “tailoring rule” to apply the Prevention of Significant Deterioration (PSD) provisions of the Clean Air Act to greenhouse gas emissions. This rule is being challenged in court, and there may be bills introduced in Congress to withdraw EPA’s authority to regulate greenhouse gases under the Clean Air Act while Congress considers enactment of federal legislation. Even if the “tailoring rule” is upheld, EPA has not clarified how the rule will be implemented.

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

At March 31, 2010, our net financial instrument position was a net liability of $6.4 million compared to a net asset of $0.3 million at December 31, 2009. The change in the net financial instrument position was primarily due to higher unrealized losses in our commodity and foreign exchange portfolios.

Commodity Price Risk

Energy costs are approximately 11 percent of our cost of sales and services and are well balanced among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2010 and December 31, 2009, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease in the net liability position of $4.8 million at March 31, 2010 and an increase in the net asset position of $5.1 million at December 31, 2009. A 10 percent decrease in energy market prices would result in an increase in the net liability position of $4.8 million at March 31, 2010 and a decrease in the net asset position of $7.0 million at December 31, 2009. As a result, at December 31, 2009, the net asset position would have become a net liability position.

In the second quarter of 2010, our Agricultural Products segment began entering into contracts with certain customers in Brazil whereby we would exchange our products for physical delivery of soybeans from the customer. In order to mitigate the price risk associated with this barter contract, we have entered into offsetting derivatives to hedge our exposure. The notional exposure and valuations of the derivatives associated with this program are immaterial at the date of this filing.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2010 and December 31, 2009, with all other variables (including interest rates) held constant. A 10 percent strengthening of the hedged currencies versus our functional currencies would result in an increase of the net liability position of $29.9 million and $17.5 million at March 31, 2010 and December 31, 2009, respectively. A 10 percent weakening of the hedged currencies versus our functional currencies would result in a decrease of the net liability position of $27.8 million and $17.8 million at March 31, 2010, and December 31, 2009, respectively. As a result, at March 31, 2010 and December 31, 2009, the net liability position would have become a net asset position.

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements. As of March 31, 2010 and December 31, 2009, we had no agreements in place.

Our debt portfolio, at March 31, 2010, is composed of 80 percent fixed-rate debt and 20 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Domestic and European Credit Agreements, variable-rate industrial and pollution control revenue bonds, and foreign bank borrowings. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate instruments in our debt portfolio at March 31, 2010, a one percentage point increase in interest rates would raise interest costs by $0.5 million for the first three months of the year and a one percentage point decrease in interest rates then in effect would have reduced interest expense by $0.4 million for the first three months of the year.

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

(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2010, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of March 31, 2010, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2010 and 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of income, changes in equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated February 22, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania

May 5, 2010

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments in the material legal proceedings from the information reported in Part I, Item 3 of our 2009 10-K.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors reported in the Part I, Item 1A of our 2009 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 1-31, 2010	—	$—	—	—	$189,808,358
February 1-28, 2010	9,051	$55.68	—	—	$189,808,358
March 1-31, 2010	15,386	$59.97	—	—	$189,808,358

Total	24,437	$58.58	—	—	$189,808,358

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. Although the repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time, we expect that the program will be accomplished over the next two years. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the three months ended March 31, 2010, we did not repurchase any of our shares under the publicly announced repurchase program. The remaining dollar value of shares that may yet be purchased under this program was $189.8 million at March 31, 2010. We also reacquire shares from time to time from employees to pay taxes owed in connection with the vesting and exercise of awards under our equity compensation plans.

ITEM 6.	EXHIBITS

Exhibits

12	Statement of Computation of Ratio of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

By:	/S/ W. KIM FOSTER
W. Kim Foster
Senior Vice President and Chief Financial Officer

Date: May 5, 2010

INDEX OF EXHIBITS FILED WITH OR

INCORPORATED BY REFERENCE INTO

FORM 10-Q OF FMC CORPORATION

FOR THE QUARTER ENDED MARCH 31, 2010

Exhibit No.	Exhibit Description

12	Statement of Computation of Ratio of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File