Form 10-Q
period 2010-06-30
FMC CORP
filed 2010-08-04
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at June 30, 2010
Common Stock, par value $0.10 per share	72,481,667

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions, Except Per Share Data)	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue	$776.8	$700.3	$1,533.3	$1,390.8

Costs and Expenses
Costs of sales and services	512.2	477.3	1,001.7	931.2
Selling, general and administrative expenses	95.6	74.7	186.5	154.8
Research and development expenses	22.3	21.0	45.8	41.0
Restructuring and other charges (income)	15.3	30.1	32.0	52.6

Total costs and expenses	645.4	603.1	1,266.0	1,179.6

Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	131.4	97.2	267.3	211.2
Equity in (earnings) loss of affiliates	—	0.2	(0.9)	(1.5)
Interest expense, net	9.4	6.5	19.4	13.5

Income from continuing operations before income taxes	122.0	90.5	248.8	199.2
Provision for income taxes	33.8	13.6	74.5	47.0

Income from continuing operations	88.2	76.9	174.3	152.2
Discontinued operations, net of income taxes	(19.3)	(5.2)	(25.0)	(9.6)

Net income	68.9	71.7	149.3	142.6

Less: Net income attributable to noncontrolling interests	3.2	2.4	6.2	4.2

Net income attributable to FMC stockholders	$65.7	$69.3	$143.1	$138.4

Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$85.0	$74.5	$168.1	$148.0
Discontinued operations, net of income taxes	(19.3)	(5.2)	(25.0)	(9.6)

Net income	$65.7	$69.3	$143.1	$138.4

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.17	$1.02	$2.32	$2.04
Discontinued operations	(0.27)	(0.07)	(0.35)	(0.13)

Net income	$0.90	$0.95	$1.97	$1.91

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.16	$1.01	$2.29	$2.02
Discontinued operations	(0.26)	(0.07)	(0.34)	(0.13)

Net income	$0.90	$0.94	$1.95	$1.89

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$162.4	$76.6
Trade receivables, net of allowance of $18.8 at June 30, 2010 and $18.2 at December 31, 2009	830.9	749.6
Inventories	346.0	350.5
Prepaid and other current assets	160.3	138.0
Deferred income taxes	159.0	173.0

Total current assets	1,658.6	1,487.7
Investments	21.4	22.4
Property, plant and equipment, net	917.0	964.5
Goodwill	184.1	209.5
Other assets	222.3	211.4
Deferred income taxes	215.7	240.7

Total assets	$3,219.1	$3,136.2

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$30.7	$33.4
Current portion of long-term debt	44.6	22.5
Accounts payable, trade and other	288.8	290.5
Accrued and other liabilities	136.1	180.8
Accrued payroll	44.4	52.2
Accrued customer rebates	143.8	67.3
Guarantees of vendor financing	30.7	49.5
Accrued pension and other postretirement benefits, current	9.4	9.4
Income taxes	8.7	3.6

Total current liabilities	737.2	709.2
Long-term debt, less current portion	562.9	588.0
Accrued pension and other postretirement benefits, long-term	314.8	364.8
Environmental liabilities, continuing and discontinued	216.1	167.0
Reserve for discontinued operations	44.2	41.7
Other long-term liabilities	131.3	132.4
Commitments and contingent liabilities (Note 17)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2010 or 2009	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2010 and 2009; 92,991,896 issued shares at June 30, 2010 and December 31, 2009, respectively	9.3	9.3
Capital in excess of par value of common stock	397.4	388.6
Retained earnings	1,841.8	1,716.9
Accumulated other comprehensive income (loss)	(323.8)	(279.2)
Treasury stock, common, at cost: 20,510,229 shares at June 30, 2010 and 20,473,016 shares at December 31, 2009	(769.7)	(759.2)

Total FMC stockholders’ equity	1,155.0	1,076.4

Noncontrolling interests	57.6	56.7

Total equity	1,212.6	1,133.1

Total liabilities and equity	$3,219.1	$3,136.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in Millions)	2010	2009
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income	$149.3	$142.6
Discontinued operations	25.0	9.6

Income from continuing operations	$174.3	$152.2
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	66.5	61.2
Equity in (earnings) loss of affiliates	(0.9)	(1.5)
Restructuring and other charges (income)	32.0	52.6
Deferred income taxes	69.5	49.7
Pension and other postretirement benefits	15.4	6.9
Share-based compensation	8.0	6.6
Excess tax benefits from share-based compensation	(8.4)	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(94.3)	(10.7)
Guarantees of vendor financing	(18.8)	7.6
Inventories	(13.5)	(5.8)
Other current assets and other assets	(23.1)	7.6
Accounts payable	8.3	(105.6)
Accrued and other current liabilities and other liabilities	(11.3)	(20.8)
Accrued payroll	(7.7)	(18.6)
Accrued customer rebates	76.3	52.4
Income taxes	5.1	(13.3)
Accrued pension and other postretirement benefits, net	(49.8)	(31.4)
Environmental spending, continuing, net of recoveries	(4.2)	(5.7)
Restructuring and other spending	(24.2)	(9.5)

Cash provided (required) by operating activities	199.2	173.9

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(2.2)	(11.8)
Payments of other discontinued reserves	(9.7)	(8.3)

Cash provided (required) by operating activities of discontinued operations	(11.9)	(20.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended June 30,
(in Millions)	2010	2009
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(59.2)	$(71.8)
Proceeds from disposal of property, plant and equipment	2.6	1.6
Acquisitions, net of cash acquired	—	(31.8)
Other investing activities	(9.0)	(4.5)

Cash provided (required) by investing activities	(65.6)	(106.5)

Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	—	(49.4)
Increase (decrease) in short-term debt	1.0	37.9
Proceeds from borrowings of long-term debt	—	18.9
Repayments of long-term debt	(2.7)	—
Distributions to noncontrolling interests	(5.1)	(8.5)
Issuances of common stock, net	8.1	2.3
Excess tax benefits from share-based compensation	8.4	—
Dividends paid	(18.2)	(18.2)
Repurchases of common stock	(26.4)	(16.1)

Cash provided (required) by financing activities	(34.9)	(33.1)

Effect of exchange rate changes on cash and cash equivalents	(1.0)	0.4

Increase (decrease) in cash and cash equivalents	85.8	14.6
Cash and cash equivalents, beginning of period	76.6	52.4

Cash and cash equivalents, end of period	$162.4	$67.0

Supplemental disclosure of cash flow information: Cash paid for interest was $18.7 million and $10.9 million, and income taxes paid, net of refunds were $11.4 million and $13.6 million for the six months ended June 30, 2010 and 2009, respectively.

See Note 13 regarding quarterly cash dividend.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the six months ended June 30, 2010 and 2009, and our financial position as of June 30, 2010. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009 and the related condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2009, and condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.

Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009 (the “2009 10-K”). Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

We believe the effect of these acts on our U.S. postretirement health care benefit plans obligation and cost are immaterial. However, we will continue to monitor and assess the effect of the Acts as the regulatory requirements are finalized.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

Note 3: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2010, are presented in the table below:

(in Millions)	Agricultural Products	Specialty Chemicals	Industrial Chemicals	Total
Balance, December 31, 2009	$2.8	$206.1	$0.6	$209.5
Foreign Currency Adjustments	—	(25.4)	—	(25.4)

Balance, June 30, 2010	$2.8	$180.7	$0.6	$184.1

Our indefinite life intangible assets totaled $2.4 million at June 30, 2010 and December 31, 2009. The indefinite life intangible assets consist of trade names in our Agricultural Products segment.

Our definite life intangible assets totaled $52.5 million and $55.1 million at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010, these definite life intangibles were allocated among our business segments as follows: $33.1 million in Agricultural Products, $18.5 million in Specialty Chemicals and $0.9 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, customer relationships, access and registration rights, industry licenses, developed formulations and other intangibles and are included in “Other assets” in the condensed consolidated balance sheets. The decrease in definite life intangible assets during the six months ended June 30, 2010, was primarily due to foreign currency translation partially offset by the acquisition of registration rights for a herbicide in our Agricultural Products segment. Amortization was not significant in the periods presented.

Note 4: Inventories

Inventories consisted of the following:

	June 30, 2010	December 31, 2009
	(in Millions)
Finished goods and work in process	$213.9	$214.6
Raw materials	132.1	135.9

Net inventory	$346.0	$350.5

Note 5: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2010	December 31, 2009
	(in Millions)
Property, plant and equipment	$2,672.9	$2,749.8
Accumulated depreciation	1,755.9	1,785.3

Property, plant and equipment, net	$917.0	$964.5

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 6: Asset Retirement Obligations

As of June 30, 2010, the balance of our asset retirement obligations was $9.6 million. This amount decreased $5.5 million from December 31, 2009, primarily due to payments against the reserve and the reduction of our estimated asset retirement obligation liability associated with our Bayport butyllithium facility (See Note 7). A more complete description of our asset retirement obligations can be found in Note 8 to our 2009 consolidated financial statements on our 2009 10-K.

Note 7: Restructuring and other charges (income)

Our restructuring and other charges (income) are comprised of restructuring, asset impairments and other charges (income).

Our restructuring and other charges (income) are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in Millions)
Baltimore Phase Out	$—	$0.5	$—	$1.3
Alginates Restructuring	1.6	3.5	6.2	6.3
Bayport Butyllithium Shutdown	—	3.4	(0.9)	7.5
Barcelona Facility Shutdown	0.9	12.5	9.6	12.5
Santa Clara Shutdown	(1.1)	0.2	(1.1)	6.6
Other Items	(0.5)	4.2	0.6	9.7

Restructuring Charges and Asset Impairments	$0.9	$24.3	$14.4	$43.9
Legal Matters	1.8	3.0	1.8	3.0
Environmental Charges, Net at Operating Sites (see Note 10)	6.1	2.8	8.4	4.0
Other, Net	6.5	—	7.4	1.7

Other Charges (Income), Net	$14.4	$5.8	$17.6	$8.7

Total Restructuring and Other Charges	$15.3	$30.1	$32.0	$52.6

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

We recorded charges totaling $1.3 million during the six months ended June 30, 2009, which consisted of (i) demolition costs of $0.8 million and (ii) other shutdown costs of $0.5 million.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

We recorded charges related to the pre-existing operations totaling $1.6 million during the three months ended June 30, 2010, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $0.7 million, (ii) the accrual of costs associated with a leased property which we have ceased using of $0.5 million and (iii) other shut down charges of $0.4 million.

We recorded charges related to the pre-existing operations totaling $6.2 million during the six months ended June 30, 2010, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $0.7 million, (ii) the accrual of costs associated with leased properties which we have ceased using of $5.1 million and (iii) other shut down charges of $0.4 million.

We recorded charges related to the pre-existing operations totaling $3.5 million during the three months ended June 30, 2009, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $2.0 million, (ii) severance and employee benefits of $1.3 million and (iii) other shut down charges of $0.2 million.

We recorded charges related to the pre-existing operations totaling $6.3 million during the six months ended June 30, 2009, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $3.3 million, (ii) severance and employee benefits of $2.8 million and (iii) other shut down charges of $0.2 million.

Bayport Shutdown

In March 2009, we made the decision to close our Bayport butyllithium facility located in Bayport, Texas. The Bayport butyllithium facility is part of our Lithium division which is included in our Specialty Chemicals segment. Our decision is consistent with our ongoing strategy to be globally competitive and focus on products consistent with market demands.

We recorded income of $0.9 million during the six months ended June 30, 2010, due to a reduction of previously recorded retirement obligations at the site (See Note 6).

We recorded charges totaling $3.4 million during the three months ended June 30, 2009, which related to accelerated depreciation on fixed assets to be abandoned.

We recorded charges totaling $7.5 million during the six months ended June 30, 2009, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $6.8 million and (ii) severance and employee benefits of $0.7 million.

Industrial Chemicals

Barcelona Facility Shutdown

In June 2009, we made the decision to phase out operations of our Barcelona, Spain, facility by March 2010. The facility is part of FMC Foret, S.A. (“Foret”) which is included in our Industrial Chemicals segment. High costs at the Barcelona facility coupled with reduced demand for product manufactured at that site have made it uneconomical for FMC to continue operations at the Barcelona facility.

We recorded charges totaling $0.9 million during the three months ended June 30, 2010, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $1.1 million and (ii) a reduction to previously recorded severance reserves of $0.2 million.

We recorded charges totaling $9.6 million during the six months ended June 30, 2010, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $9.6 million, (ii) a reduction to previously recorded severance reserves of $0.2 million and (iii) other shut down costs of $0.2 million.

We recorded charges totaling $12.5 million during the three and six months ended June 30, 2009, which primarily consisted of severance and employee benefits.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Santa Clara Shutdown

In March 2009, we made the decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico, which is part of our Industrial Chemicals segment. The decision to shut down the Santa Clara operations was made in an effort to maximize cost savings and improve efficiencies.

We recorded income of $1.1 million during the three and six months ended June 30, 2010, which related to the reversal of a previously recorded loss contingency as part of the restructuring.

We recorded charges totaling $0.2 million during the three months ended June 30, 2009, which related to accelerated depreciation on fixed assets to be abandoned.

We recorded charges totaling $6.6 million during the six months ended June 30, 2009, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $3.4 million, (ii) severance and employee benefits of $1.5 million and (iii) other shut down costs of $1.7 million.

Other Items

In addition to the restructurings described above, we engaged in certain other restructuring activities during the three and six months ended June 30, 2010 and 2009 which resulted in severance and asset abandonment charges. We expect these restructuring charges to improve our global competitiveness through improved cost efficiencies.

Restructuring and other charges (income) for the three months ended June 30, 2010, included $0.4 million of charges primarily representing severance costs due to workforce restructurings related to our Industrial Chemicals segment. We also recorded a $0.9 million gain related to foreign currency translation adjustment as a result of the liquidation of a legal entity that owned a co-generation facility at Foret. This adjustment was previously a component of “Accumulated other comprehensive income” on the condensed consolidated balance sheets.

Restructuring and other charges (income) for the six months ended June 30, 2010, included $1.3 million of severance costs due to workforce restructurings, primarily related to our Industrial Chemicals segment. We also recorded a $0.9 million gain related to foreign currency translation adjustment as a result of the liquidation of a legal entity that owned a co-generation facility at Foret. Remaining restructuring and other charges (income) for the six months ended June 30, 2010, represents other miscellaneous net charges of $0.2 million.

Restructuring and other charges (income) for the three months ended June 30, 2009, included $3.0 million of severance costs due to workforce restructurings, of which $2.2 million related to our Industrial Chemicals segment and $0.8 million related to our Specialty Chemicals segment. We also recorded $1.2 million of asset abandonment charges, primarily related to our Specialty Chemicals segment. Asset abandonment charges were determined based upon our decision and related analysis to abandon these assets before the end of their previously estimated life.

Restructuring and other charges (income) for the six months ended June 30, 2009, included $4.6 million of severance costs due to workforce restructurings, of which $3.8 million related to our Industrial Chemicals segment and $0.8 million related to our Specialty Chemicals segment. We also recorded $5.1 million of asset abandonment charges, of which $2.6 million related to our Agricultural Products segment, $1.4 million related to our Industrial Chemicals segment and $1.1 million related to our Specialty Chemicals segment.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Rollforward of Restructuring Reserves

The following table shows a rollforward of restructuring reserves and the related spending and other changes:

(in Millions)	Balance at 12/31/09 (3)	Increase in reserves (2)	Cash payments	Other Adjustments (4)	Balance at 6/30/10 (3)
Alginates Restructuring	$8.5	$5.5	$(8.6)	$—	$5.4
Bayport Butyllithium Facility Shutdown	0.3	—	(0.2)	—	0.1
Bromborough Lithium Metal Production Unit Shutdown	1.8	—	(1.8)	—	—
Barcelona Facility Shutdown	10.1	—	(5.5)	(1.1)	3.5
Santa Clara Facility Shutdown	1.1	(1.1)	—	—	—
Other Workforce Related and Facility Shutdowns (1)	0.8	1.5	(1.9)	0.6	1.0

Total	$22.6	$5.9	$(18.0)	$(0.5)	$10.0

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.
(2)	Primarily severance costs and in the Alginates Restructuring row, the accrual of costs associated with leased properties which we have ceased using. The impairment and accelerated depreciation charges noted above impacted our property, plant and equipment balances and are not included in the above tables.
(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.
(4)	Primarily includes reclassifications and foreign currency translation adjustments.

OTHER CHARGES (INCOME), NET

Legal Matters

During the three and six months ended June 30, 2010, we recorded $1.8 million of net charges primarily related to a legal settlement associated with the U.S. hydrogen peroxide matter in our Industrial Chemicals segment. See Note 17 for additional details.

During the three and six months ended June 30, 2009, we recorded $3.0 million of charges primarily representing settlements with state authorities for property claims.

Environmental Charges, Net at Operating Sites

During the three and six months ended June 30, 2010, we recorded $6.1 million and $8.4 million of net charges, respectively, related to environmental remediation at operating sites. See Note 10 for additional details.

During the three and six months ended June 30, 2009, we recorded $2.8 million and $4.0 million of net charges, respectively, related to environmental remediation at operating sites.

Other Net

In the second quarter of 2010, our Agricultural Products segment acquired certain rights relating to a herbicide compound still under development. We recorded $5.7 million for these rights as a charge to “Restructuring and other charges (income)” in the condensed consolidated statements of income for the three and six months ended June 30, 2010.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Remaining other charges for the three and six months ended June 30, 2010 and 2009 primarily represents the accrual of interest associated with the European Commission fine recorded during the year ended December 31, 2006. See Note 17.

Note 8: Debt

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	June 30, 2010	December 31, 2009
Short-term debt	$30.7	$33.4
Current portion of long-term debt	44.6	22.5

Total debt maturing within one year	$75.3	$55.9

Short-term debt consisted of foreign credit lines at June 30, 2010 and December 31, 2009. We often provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Long-term debt:

Long-term debt consists of the following:

(in Millions)	June 30, 2010
	Interest Rate Percentage	Maturity Date	6/30/2010	12/31/2009
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	0.1-6.5%	2010-2035	$198.4	$198.4
Debentures (less unamortized discounts of $0.1 million and $0.1 million, respectively)	7.8%	2011	45.4	45.4
Senior notes (less unamortized discount of $1.0 million and $1.0 million, respectively)	5.2%	2019	299.0	299.0
European credit agreement	0.7%	2010	—	—
Domestic credit agreement	0.5-3.3%	2012	—	—
Foreign debt	0.0-11.3%	2011-2013	64.7	67.7

Total long-term debt			607.5	610.5

Less: debt maturing within one year			44.6	22.5

Total long-term debt, less current portion			$562.9	$588.0

At June 30, 2010 and December 31, 2009, respectively, we had no U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement. Available funds under this facility were $271.3 million and $315.4 million at June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010 and December 31, 2009, respectively, we had no borrowings under our Domestic Credit Agreement. Letters of credit outstanding under the Domestic Credit Agreement totaled $146.3 million and $153.2 million at June 30, 2010 and December 31, 2009, respectively. As such, available funds under the Domestic Credit Agreement were $453.7 million and $446.8 million at June 30, 2010 and December 31, 2009, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended June 30, 2010, was 1.2 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended June 30, 2010, was 17.0 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at June 30, 2010.

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

Our discontinued operations comprised the following:

(in Millions)	Three months ended June 30,		Six months ended June 30,
Income/(Expense)	2010	2009	2010	2009
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2010, and $0.4 million and $0.3 million for the three and six months ended June 30, 2009, respectively)	$0.3	$0.7	$0.4	$0.6
Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations (net of income tax benefit of $11.9 million and $15.5 million for the three and six months ended June 30, 2010, and $3.6 million and $6.3 million for the three and six months ended June 30, 2009, respectively)	(19.6)	(5.9)	(25.4)	(10.2)

Discontinued operations, net of income taxes	$(19.3)	$(5.2)	$(25.0)	$(9.6)

2010

During the three and six months ended June 30, 2010, we recorded a $31.5 million ($19.6 million after-tax) charge and a $40.9 million ($25.4 million after-tax) charge, respectively, to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $23.8 million ($14.8 million after-tax) and $28.5 million ($17.7 million after-tax) for the three and six months ended June 30, 2010, respectively, related primarily to a provision increase for environmental issues at our Middleport site as well as operating and maintenance activities. See a rollforward of our environmental reserves in Note 10. We also recorded increases to legal reserves and expenses in the amount of $7.7 million ($4.8 million after-tax) and $12.4 million ($7.7 million after-tax) for the three and six months ended June 30, 2010, respectively.

2009

During the three and six months ended June 30, 2009, we recorded a $9.5 million ($5.9 million after-tax) charge and a $16.5 million ($10.2 million after-tax) charge, respectively, to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $3.9 million ($2.4 million after-tax) and $4.7 million ($2.9 million after-tax) for the three and six months ended June 30, 2009, respectively, related primarily to operating and maintenance activities. We also recorded increases to legal reserves and expenses in the amount of $5.6 million ($3.5 million after-tax) and $11.8 million ($7.3 million after-tax) for the three and six months ended June 30, 2009, respectively.

Note 10: Environmental Obligations

We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $247.1 million and $204.2 million, excluding recoveries, have been provided at June 30, 2010 and December 31, 2009, respectively.

At June 30, 2010 and December 31, 2009, expected recoveries were $69.7 million and $57.2 million, respectively, relating to existing contractual arrangements with U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” balance totaling $19.6 million and $20.1 million at June 30, 2010 and December 31, 2009, respectively, or as “Other assets” totaling $50.1 million and $37.1 million at June 30, 2010 and December 31, 2009, respectively, in the condensed consolidated balance sheets. Cash recoveries were $8.1 million in the first six months of 2010. Total cash recoveries recorded for the year ended December 31, 2009, were $13.7 million.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The long-term portion of environmental reserves, net of recoveries, totaling $216.1 million and $167.0 million at June 30, 2010 and December 31, 2009, respectively, is included in “Environmental liabilities, continuing and discontinued”. The short-term portion of continuing obligations is recorded as “Accrued and other liabilities”.

We have estimated that reasonably possible environmental loss contingencies, net of expected recoveries, may exceed amounts accrued by approximately $90 million at June 30, 2010. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. However, we believe any such liability arising from potential environmental obligations is not likely to have a materially adverse effect on our liquidity or financial condition and may be satisfied over the next twenty years or longer.

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2009 to June 30, 2010:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2009	$184.1

Provision	55.8
Spending, net of recoveries	(12.4)

Net Change	43.4

Total environmental reserves, net of recoveries at June 30, 2010	$227.5

Environmental reserves, current, net of recoveries (1)	11.4
Environmental reserves, long-term continuing and discontinued, net of recoveries	216.1

Total environmental reserves, net of recoveries at June 30, 2010	$227.5

(1)	“Current” includes only those reserves related to continuing operations.

The increase in our provision for environmental reserves for the period December 31, 2009 to June 30, 2010 is primarily due to an increase in reserves for our Middleport and Pocatello sites. During this time period, our positions with the regulatory authorities became better defined resulting in us adjusting our estimated liabilities for clean-up at these two sites. A summary of these events is described below.

Pocatello

We have successfully decommissioned our Pocatello plant, and formally requested that EPA acknowledge completion of work under a June 1999 RCRA Consent Decree. Future remediation costs include completion of one of the remedies identified in the Supplemental Feasibility Study (SFS) that addresses ground water contamination and existing waste disposal areas on the Pocatello plant portion of the Eastern Michaud Flats Superfund Site. In April 2010, EPA presented their recommended alternative from the SFS to the National Remedy Review Board (NRRB). The NRRB has endorsed the selection of this alternative, and EPA has circulated a draft of a proposed plan that would propose this alternative as the remedy. As a result of this event, we adjusted our estimated liability for clean up at this site. Additionally, we continue to conduct work pursuant to CERCLA unilateral administrative orders to address air emissions from vents beneath the cap of several of the closed RCRA ponds. The amount of the reserve for this site was $67.0 million at June 30, 2010, and $46.1 million at December 31, 2009.

Middleport

At our facility in Middleport, New York, we have constructed an engineered containment cover, closed RCRA regulated surface water impoundments and are collecting and treating both surface water runoff and ground water. A draft corrective measures study (CMS) has been prepared for some off plant areas and is under review by the USEPA, New York State Departments of the Environment and Health. This draft CMS was submitted in the second quarter of 2010. As a result of the CMS, we adjusted our estimated liability for clean up at this site. Additional costs may result in the event additional remediation is required by regulatory agencies during the review and approval of various components of the RCRA corrective measures study. The amount of the reserve for this site was $48.5 million at June 30, 2010, and $27.9 million at December 31, 2009.

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

Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were no potential common shares excluded from Diluted EPS for the three and six months ended June 30, 2010. There were 280,163 potential common shares excluded from Diluted EPS for the three and six months ended June 30, 2009.

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

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions Except Share and Per Share Data)	Three months Ended June 30,		Six months Ended June 30,
	2010	2009	2010	2009

Earnings attributable to FMC stockholders:
Income from continuing operations attributable to FMC stockholders	$85.0	$74.5	$168.1	$148.0
Discontinued operations, net of income taxes	(19.3)	(5.2)	(25.0)	(9.6)

Net income	$65.7	$69.3	$143.1	$138.4
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.5)	(0.4)	(0.9)	(0.7)

Net income allocable to common stockholders	$65.2	$68.9	$142.2	$137.7

Basic earnings per common share attributable to FMC stockholders:
Continuing operations	$1.17	$1.02	$2.32	$2.04
Discontinued operations	(0.27)	(0.07)	(0.35)	(0.13)

Net income	$0.90	$0.95	$1.97	$1.91

Diluted earnings per common share attributable to FMC stockholders:
Continuing operations	$1.16	$1.01	$2.29	$2.02
Discontinued operations	(0.26)	(0.07)	(0.34)	(0.13)

Net income	$0.90	$0.94	$1.95	$1.89

Shares (in thousands):
Weighted average number of shares of common stock outstanding – Basic	72,483	72,244	72,383	72,236
Weighted average additional shares assuming conversion of potential common shares	915	1,124	987	1,143

Shares – diluted basis	73,398	73,368	73,370	73,379

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 12: Comprehensive Income

Comprehensive income includes all changes in equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income for the three and six months ended June 30, 2010 and 2009 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(in Millions)	2010	2009	2010	2009
Net income	$68.9	$71.7	$149.3	$142.6
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $1.7 and $4.1 for the three and six months ended June 30, 2010, respectively and $4.5 and $8.6 for the three and six months ended June 30, 2009, respectively	3.1	7.6	6.8	14.1
Foreign currency translation adjustment	(33.0)	30.8	(53.9)	6.4
Net deferral of hedging gains (losses) and other	3.2	5.0	0.1	7.5
Net unrealized pension and other benefit actuarial gains/(losses) and prior service (cost) credits	0.9	(1.6)	2.2	(1.7)

Comprehensive income	43.1	113.5	104.5	168.9
Less: Comprehensive income attributable to the noncontrolling interest	2.9	2.6	6.0	4.1

Comprehensive income attributable to FMC stockholders	$40.2	$110.9	$98.5	$164.8

Note 13: Equity

Refer to the below table for a reconciliation of equity, equity attributable to the parent, and equity attributable to noncontrolling interests:

	FMC’s Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in Millions, Except Per Share Data)
Balance December 31, 2009	$1,076.4	$56.7	$1,133.1
Net income	143.1	6.2	149.3
Stock compensation plans	14.5	—	14.5
Excess tax benefits from share-based compensation	8.4	—	8.4
Shares for benefit plan trust	0.4	—	0.4
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $4.1	6.8	—	6.8
Net unrealized pension and other benefit actuarial gains/(losses) and prior service cost credits, net of income tax expense of $1.4	2.2	—	2.2
Net deferral of hedging gains (losses) and other, net of income tax expense of $0.1	0.1	—	0.1
Foreign currency translation adjustments	(53.7)	(0.2)	(53.9)
Dividends ($0.25 per share)	(18.2)	—	(18.2)
Repurchases of common stock	(25.0)	—	(25.0)
Distributions to noncontrolling interests	—	(5.1)	(5.1)

Balance June 30, 2010	$1,155.0	$57.6	$1,212.6

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Share-Based Compensation

For tax purposes, share-based compensation expense is deductible in the year of exercise or vesting based on the intrinsic value of the award on the date of exercise or vesting. For financial reporting purposes, share-based compensation expense is based upon grant-date fair value and amortized over the vesting period. Excess tax benefits represent the difference between the share-based compensation expense for financial reporting purposes and the deduction taken for tax purposes. These excess tax benefits cannot be reported in our financial statements while a net operating loss exists, which has been the case for FMC.

From the adoption of share-based compensation accounting in 2006 through March 31, 2010 we did not recognize any excess tax benefits in our consolidated balance sheets from the exercise of stock options and the vesting of restricted awards, due to our U.S. net operating loss carryforward position. The amount of unrecognized tax benefits from 2006 through 2009 is approximately $40 million.

During the second quarter of 2010 we utilized the remaining U.S. financial net operating losses and expect to continue to generate further U.S. income during the remainder of 2010 sufficient to absorb the remaining unrecognized excess tax benefits. As a result, we began to recognize some of the excess tax benefits from the exercise of stock options and the vesting of restricted stock awards from 2006 through 2009. During the second quarter, we recognized $8.4 million of excess tax benefits on our condensed consolidated balance sheet as a component of equity. This amount is equal to the taxes payable in excess of the U.S net operating loss. We expect to continue to recognize the remainder of the excess tax benefits for 2006 through 2009 of approximately $32 million through the remainder of this year.

These excess tax benefits will be recorded in the financing section of our condensed consolidated statements of cash flows. During the six months ended June 30, 2010, we have included $8.4 million of excess tax benefits as a financing activity in our condensed consolidated statements of cash flows.

Dividends and Share Repurchases

On July 15, 2010, we paid dividends totaling $9.1 million to our shareholders of record as of June 30, 2010. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of June 30, 2010. For the six months ended June 30, 2010 and June 30, 2009, we paid $18.2 million in dividends, respectively.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. Our present intention is to repurchase over a one- or two-year period sufficient shares to offset dilution from share issuances under equity compensation plans. During the six months ended June 30, 2010, we repurchased 410,016 shares under the publicly announced repurchase program for $25.0 million. The remaining dollar value of shares that may yet be purchased under this program was $164.8 million at June 30, 2010. We also reacquire shares from time to time from employees to pay taxes owed in connection with the vesting and exercise of awards under our equity compensation plans.

Note 14: Pensions and Other Postretirement Benefits

The following table summarizes the components of net annual benefit cost (income) for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,				Six months ended June 30,
	Pensions		Other Benefits		Pensions		Other Benefits
(in Millions)	2010	2009	2010	2009	2010	2009	2010	2009
Components of net annual benefit cost:
Service cost	$4.6	$4.5	$0.1	$0.1	$9.2	$8.9	$0.1	$0.2
Interest cost	15.7	15.8	0.6	0.7	31.4	31.6	1.2	1.4
Expected return on plan assets	(19.9)	(18.8)	—	—	(39.8)	(37.6)	—	—
Amortization of prior service cost	0.2	0.2	(0.1)	(0.3)	0.4	0.4	(0.1)	(0.5)

Recognized net actuarial and other (gain) loss	6.6	1.2	(0.1)	(0.2)	13.2	2.4	(0.2)	(0.4)

Recognized loss due to settlement	—	0.5	—	—	—	0.5	—	—

Net periodic benefit cost from continuing operations	$7.2	$3.4	$0.5	$0.3	$14.4	$6.2	$1.0	$0.7

We made voluntary cash contributions to our U.S. defined benefit pension plan of $46 million in the six months ended June 30, 2010. We expect that our total voluntary cash contributions to the plan for 2010 will be approximately $80 million. In the second quarter of 2009, we closed out our obligations associated with our Canadian defined benefit pension plan through the purchase of an insurance annuity. This event resulted in a settlement charge of $0.5 million.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 15: Income Taxes

Income tax expense was $33.8 million resulting in an effective tax rate of 27.7% for the three months ended June 30, 2010, compared to expense of $13.6 million resulting in an effective tax rate of 15.0% for the three months ended June 30, 2009. The change in the effective tax rate was a result of a reduction recorded in the three months ended June 30, 2009, in our liability for unrecognized tax benefits of $18 million as a result of settlements of audits and expiration of statute of limitations. No such event occurred in the three months ended June 30, 2010. The change in the effective tax rate was also impacted by a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S.

Income tax expense was $74.5 million resulting in an effective tax rate of 29.9% for the six months ended June 30, 2010, compared to expense of $47.0 million resulting in an effective tax rate of 23.6% for the six months ended June 30, 2009. The increase in the effective tax rate is consistent with the change in the three months ended June 30, 2010, as discussed in the previous paragraph, and was also a impacted by a tax adjustment of $3.5 million recorded during the first quarter of 2010, due to a charge associated with a change in the tax treatment of the Medicare Part D subsidy which was enacted as part of the recent U.S. health care reform legislation.

Note 16: Financial Instruments, Risk Management and Fair Value Measurements

Fair Value of Financial Instruments

Our financial instruments include cash and cash equivalents, trade receivables, other current assets, accounts payable, and amounts included in investments and accruals meeting the definition of financial instruments. The carrying value of these financial instruments approximates their fair value. Our other financial instruments include the following:

Financial Instrument	Valuation Method
Foreign Exchange Forward Contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on current market prices for applicable currencies.

Commodity Forward and Option Contracts	Estimated amounts that would be received or paid to terminate the contracts at the reporting date based on quoted market prices for applicable commodities.

Debt	Our estimates and information obtained from independent third parties using market data, such as bid/ask spreads for the last business day of the reporting period.

The estimated fair value of the financial instruments in the above chart has been determined using available market information and appropriate valuation methods. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the below tables under the “Accounting for Derivative Instruments and Hedging Activities” section. The estimated fair value of debt is $657.2 million and $638.4 million and the carrying amount is $638.2 million and $643.9 million as of June 30, 2010 and December 31, 2009, respectively.

Use of Derivative Financial Instruments to Manage Risk

We mitigate certain financial exposures, including currency risk, interest rate risk, and commodity purchase exposures, through a program of risk management that includes the use of derivative financial instruments. We enter into foreign exchange contracts, including forward and purchased option contracts, to reduce the effects of fluctuating foreign currency exchange rates.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

In the second quarter of 2010, our Agricultural Products segment began entering into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we have entered into offsetting derivatives to hedge our exposure.

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements to achieve a targeted mix of fixed and variable-rate debt. In the agreements, we exchange, at specified intervals, the difference between fixed and variable-interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2010 and December 31, 2009, we had no such swap agreements in place.

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

As of June 30, 2010, we had open foreign currency forward contracts in AOCI in a net gain position of $1.7 million, before-tax, designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2010. The net gain from the foreign currency hedges included in AOCI at June 30, 2010, was $1.1 million after-tax. At June 30, 2010, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $140 million.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

As of June 30, 2010, we had current open commodity contracts in AOCI in a net loss position of $3.4 million, before-tax, designated as cash flow hedges of underlying forecasted purchases, primarily natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2011. The net loss from the open commodity contracts included in AOCI at June 30, 2010, was $2.0 million after-tax. At June 30, 2010, we had 7.9 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.

Of the $0.9 million of net losses after-tax, representing both open foreign currency exchange contracts and open commodity contracts, $0.3 million in losses would be realized in earnings during the twelve months ending June 30, 2011, if spot rates in the future are consistent with forward rates as of June 30, 2010. Approximately $0.6 million of net losses would be realized at various times, subsequent to June 30, 2011. The actual effect on earnings will be dependent on actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

Derivatives Not Designated As Hedging Instruments

We hold certain forward contracts that have not been designated as cash flow hedging instruments for accounting purposes. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as cash flow hedging instruments, and changes in the fair value of these items are recorded in earnings. We hold a call option that is effective as an economic hedge of a portion of our natural gas exposure and the change in fair value of this instrument is also recorded in earnings. We also hold soybean barter contracts which qualify as derivatives and we have entered into offsetting commodity contracts to hedge our exposure. Both the change in fair value of the soybean barter contracts and the offsetting commodity contracts are recorded in earnings.

We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $451 million at June 30, 2010. We hold a natural gas option instrument with a notional amount of approximately 1.2 million mmBTUs at June 30, 2010.

The following table provides the fair value and balance sheet presentation of our derivative instruments as of June 30, 2010 and December 31, 2009.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions)		June 30, 2010	December 31, 2009
	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid and other current assets	$1.8	$—
Commodity contracts	Prepaid and other current assets	3.0	4.4

Total Derivative Assets		4.8	4.4

Foreign exchange contracts	Accrued and other liabilities	—	(1.3)
Commodity contracts	Accrued and other liabilities	(6.4)	(3.2)

Total Derivative Liabilities		(6.4)	(4.5)

Net Derivative Assets/(Liabilities)		$(1.6)	$(0.1)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Prepaid and other current assets	$0.4	$0.5
Commodity contracts	Prepaid and other current assets	0.3	0.5

Total Derivative Assets		0.7	1.0

Foreign exchange contracts	Accrued and other liabilities	(0.7)	(0.6)
Commodity contracts	Accrued and other liabilities	—	—

Total Derivative Liabilities		(0.7)	(0.6)

Net Derivative Assets/(Liabilities)		$—	$0.4

The information included in the above chart is also presented in our fair value table included under the heading “Fair Value Measurements” included in this note.

The following tables provide the impact of derivative instruments and related hedged items on the condensed consolidated statements of income for the three and six months ended June 30, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships

(in Millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Foreign exchange contracts	$0.7	$1.9	$0.7	$1.3	$0.1	$0.2
Commodity contracts	1.6	(2.6)	(2.3)	(2.9)	—	—

Total	$2.3	$(0.7)	$(1.6)	$(1.6)	$0.1	$0.2

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Foreign exchange contracts	$5.1	$14.4	$(1.5)	$(5.6)	$—	$—
Commodity contracts	7.1	6.6	(10.2)	(16.3)	—	(0.6)

Total	$12.2	$21.0	$(11.7)	$(21.9)	$—	$(0.6)

(a)	Amounts are included in “Cost of sales and services” on the condensed consolidated statements of income.

Derivatives Not Designated as Hedging Instruments

(in Millions)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Foreign Exchange contracts	Cost of Sales and Services	$(1.1)	$(21.4)	$(1.1)	$(22.5)
Commodity contracts	Cost of Sales and Services	(0.1)	—	(0.4)	(0.7)

Total		$(1.2)	$(21.4)	$(1.5)	$(23.2)

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in our condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009.

(in Millions)	6/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$0.1	$0.1	$—	$—
Derivatives – Commodity (2)	3.3	—	3.3	—
Derivatives – Foreign Exchange (2)	2.2	—	2.2	—
Other (3)	21.3	21.3	—	—

Total Assets	$26.9	$21.4	$5.5	$—

Liabilities
Derivatives – Commodity (4)	$6.4	$—	$6.4	$—
Derivatives – Foreign Exchange (4)	0.7	—	0.7	—
Other (5)	28.6	28.6	—	—

Total Liabilities	$35.7	$28.6	$7.1	$—

(in Millions)	12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$0.1	$0.1	$—	$—
Derivatives – Commodity (2)	4.9	—	4.9	—
Derivatives – Foreign Exchange (2)	0.5	—	0.5	—
Other (3)	21.9	21.9	—	—

Total Assets	$27.4	$22.0	$5.4	$—

Liabilities
Derivatives – Commodity (4)	$3.2	$—	$3.2	$—
Derivatives – Foreign Exchange (4)	1.9	—	1.9	—
Other (5)	31.2	31.2	—	—

Total Liabilities	$36.3	$31.2	$5.1	$—

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(1)	Amounts included in “Investments” in the condensed consolidated balance sheets.
(2)	Amounts included in “Prepaid and other current assets” in the condensed consolidated balance sheets.
(3)	Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the condensed consolidated balance sheets.
(4)	Amounts included in “Accrued and other liabilities” in the condensed consolidated balance sheets.
(5)	Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the condensed consolidated balance sheets.

The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our condensed consolidated balance sheets during the six months ended June 30, 2010 and the year ended December 31, 2009.

(in Millions)	Six Months Ended 6/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Six Months Ended June 30, 2010)
Liabilities
Liabilities associated with exit activities (1)	$5.0	$—	$5.0	$—	$(5.0)

Total Liabilities	$5.0	$—	$5.0	$—	$(5.0)

(1)	In connection with the Alginates restructuring discussed in Note 7, we recorded liabilities in the amount of $5.0 million during the six months ended June 30, 2010, related to the accrual of costs associated with leased properties which we have ceased using.

(in Millions)	Year Ended 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2009)
Assets
Long-lived assets to be abandoned (1)	$—	$—	$—	$—	$(32.2)
Assets acquired through acquisitions (2)	33.9	—	1.5	32.4	—

Total Assets	$33.9	$—	$1.5	$32.4	$(32.2)

Liabilities
Asset retirement obligations (3)	$12.2	$—	$—	$12.2	$—
Liabilities associated with acquisitions (2)	1.0	—	—	1.0	—
Liabilities associated with exit activities (4)	24.5	—	24.5	—	(18.1)

Total Liabilities	$37.7	$—	$24.5	$13.2	$(18.1)

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(1)	We initiated multiple facility phase-outs during the twelve months ended December 31, 2009,—primarily the Barcelona facility, the Santa Clara facility, and the Bayport and Bromborough Lithium facilities. In connection with the phase-outs, we recorded charges to write down the value of the related long-lived assets to be abandoned to their fair value of zero as the long-lived assets have no future use and are anticipated to be demolished. The loss noted in the above table represents the accelerated depreciation of these assets recorded during the period. The remaining accelerated depreciation of $5.6 million to adjust the assets to the fair value of zero will be recognized as the phase-outs are completed in 2010.
(2)	As part of the acquisitions in our Agricultural Products segment, we are required to recognize the assets acquired, liabilities assumed and contingent consideration at their fair values on the acquisition date. The level 3 assets identified above represent various acquired intangible assets that were valued using various forms of the income valuation approach. The valuation inputs included an estimate of future cash flows and discount rates based on the internal rate of return and the weighted average rate of return. The level 3 liabilities identified above represent the fair value of contingent consideration incurred as part of the acquisition.
(3)	In connection with the facility phase-outs during the twelve months ended December 31, 2009,—primarily the Barcelona facility, the Santa Clara facility and the Bayport and Bromborough Lithium facilities—we accelerated the estimated settlement dates associated with the asset retirement obligations at these facilities and as a result recorded an increase to these obligations in the amount of $12.2 million. We estimated the fair value of the asset retirement obligations based on engineering estimates provided by experienced engineers who have dealt with the retirement of and disposal of contaminated equipment, instruments and hazardous chemicals. The associated asset retirement obligations are capitalized as part of the carrying amount of related long-lived assets and this capitalized cost is depreciated on an accelerated basis over the remaining phase-out period of the expected facility operation.
(4)	In connection with the facility phase-outs noted above, we recorded liabilities in the amount of $24.5 million related to severance costs and contract termination fees.

Note 17: Guarantees, Commitments, and Contingencies

We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

Guarantees and Other Commitments

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2010:

(in Millions)	June 30, 2010
Guarantees:
- Guarantees of vendor financing	$30.7
- Foreign equity method investment debt guarantees	4.8

Total	$35.5

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $30.7 million and $49.5 million at June 30, 2010 and December 31, 2009, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”. The change in these guarantees is generally due to the seasonality of the Agricultural Products business, particularly in Brazil.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of June 30, 2010, these guarantees had maximum potential payments of $4.8 million compared to $5.8 million at December 31, 2009.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

We spun off FMC Technologies, Inc. (“Technologies”) in 2001. At that time, we entered into a tax sharing agreement wherein each company is obligated for those taxes associated with its respective business, generally determined as if each company filed its own consolidated, combined or unitary tax returns for any period where Technologies is included in the consolidated, combined or unitary tax return of us or our subsidiaries. The statute of limitations for the 2001 U.S. federal income tax year has now closed and no questions regarding the spin-off were raised during the IRS audit for 2000-2001, therefore any liability for taxes if the spin-off of Technologies were not tax free due to an action taken by Technologies has been favorably concluded. The tax sharing agreement continues to be in force with respect to certain items, which we do not believe would have a material effect on our financial condition or results of operations.

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of “Restructuring and other charges (income)”. Since we are not required to make the payment during the appeal process, the liability has been classified as long-term in the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009. Both we and Foret have appealed the decision of the Commission. The Foret appeal was argued before the Court of First Instance on March 4, 2010, but no decision has been rendered. The FMC appeal was argued in May of 2010. During the appeal process, interest accrues on the fine at a rate, which as of June 30, 2010, was 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At June 30, 2010, the amount of the letter of credit was €29.3 million (U.S. $36.1 million).

In February 2005, putative direct and indirect purchaser class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Related cases were also filed in various state courts. In January 2009, FMC reached an agreement to settle with the direct purchaser class for $10 million, with a pro rata credit for opt outs. The $10 million figure was included as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. Ten companies (predominantly paper producers) opted out of this class settlement. FMC settled with two of the ten for an amount within the opt out credit described above. The remaining eight opt outs filed suit against FMC and, in some cases, Foret. These cases were assigned to the same judge as the class action, and the stay of these actions entered by the District Court during the class certification appeal remains in place. FMC’s motion to dismiss the opt out claims to the extent they were based on foreign purchases was granted on April 1, 2010. In July 2010, FMC entered into an agreement in principle to settle the remaining claims of these eight opt outs for $2 million. Another individual opt out case was dismissed following the bankrupt opt out’s decision to participate in the class settlement. Most of the state court cases have been dismissed, although some remain in California. FMC settled the indirect purchaser class claims for $0.3 million. We recorded the $2.3 million as a component of “Restructuring and other charges (income)” in our condensed consolidated statements of income for the three and six months ended June 30, 2010. A motion for preliminary approval is pending but has not been granted by the Court. In addition, putative class actions against the six major hydrogen peroxide producers have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. Four of the defendants have settled these claims for a total of approximately $20.5 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide. FMC moved for leave to appeal the class certification decision, which was denied in June 2010. The Company intends to defend these cases.

On January 19, 2009, the European Commission decided to initiate proceedings against FMC, its Netherlands subsidiary, and Foret, following an investigation of the European producers of animal feed phosphates concerning possible violations of competition law. FMC cooperated with the European Commission in the investigation; the Commission concluded a settlement with FMC and its subsidiaries, as well as several other companies on July 20, 2010, which requires a payment by the Company of €14.4 million. The Company had recorded a charge of €14.4 million reflecting our best estimation at the time of the expense that was likely to be incurred in connection with the resolution of this matter. This charge was reflected as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2009. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009.

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

Note 18: Segment Information

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2010	2009	2010	2009
Revenue
Agricultural Products	$293.9	$252.4	$598.5	$513.8
Specialty Chemicals	214.6	192.7	417.2	367.2
Industrial Chemicals	269.2	256.2	519.3	512.2
Eliminations	(0.9)	(1.0)	(1.7)	(2.4)

Total	$776.8	$700.3	$1,533.3	$1,390.8

Income (loss) from continuing operations before income taxes
Agricultural Products	$79.6	$90.5	$172.4	$183.0
Specialty Chemicals	51.1	40.5	91.9	78.6
Industrial Chemicals	29.9	13.5	64.4	36.3
Eliminations	(0.1)	0.1	0.1	(0.1)

Segment operating profit (1)	160.5	144.6	328.8	297.8
Corporate	(14.9)	(10.3)	(27.0)	(21.6)
Other income (expense), net	(2.1)	(9.2)	(7.8)	(12.8)

Operating profit before the items listed below	143.5	125.1	294.0	263.4
Interest expense, net	(9.4)	(6.5)	(19.4)	(13.5)
Restructuring and other income (charges) (2)	(15.3)	(30.1)	(32.0)	(52.6)
Purchase accounting inventory fair value impact and other related inventory adjustments (3)	—	(0.4)	—	(2.3)
Provision for income taxes	(33.8)	(13.6)	(74.5)	(47.0)
Discontinued operations, net of income taxes	(19.3)	(5.2)	(25.0)	(9.6)

Net income attributable to FMC stockholders	$65.7	$69.3	$143.1	$138.4

(1)	Results for all segments are net of noncontrolling interests of $3.2 million and $6.2 million in the three and six months ended June 30, 2010, respectively and $2.4 million and $4.2 million in the three and six months ended June 30, 2009, respectively. The majority of these noncontrolling interests pertain to our Industrial Chemicals segment.
(2)	See Note 7 for details of restructuring and other charges (income). Amounts in this line item for the three months ended June 30, 2010, related to Agricultural Products ($6.0 million), Specialty Chemicals ($2.1 million), Industrial Chemicals ($2.1 million) and Corporate ($5.1 million). Amounts in this line item for the three months ended June 30, 2009, related to Agricultural Products ($0.6 million), Specialty Chemicals ($9.1 million), Industrial Chemicals ($15.1 million) and Corporate ($5.3 million).

Amounts in this line item for the six months ended June 30, 2010, related to Agricultural Products ($6.1 million), Specialty Chemicals ($5.8 million), Industrial Chemicals ($12.6 million) and Corporate ($7.5 million). Amounts in this line item for the six months ended June 30, 2009, related to Agricultural Products ($4.9 million), Specialty Chemicals ($15.8 million), Industrial Chemicals ($25.3 million) and Corporate ($6.6 million).

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

2010 Highlights

Our businesses this year have been positively impacted by the increase in global economic activity resulting in higher volumes. Results for the six months ended June 30, 2010, reflect increases in both consolidated revenues and earnings driven by solid performance in all three of our operating segments.

Our Agricultural Products segment revenues increased 16 percent year to date, driven by sales gains in North America, Latin America, particularly in Brazil, and Asia due to improved market conditions in several key crops and growth from new and recently introduced products. Revenue also increased in our Specialty Chemicals segment with revenues up 14 percent compared to the prior year period. Revenue increases in the Specialty Chemicals segment were led by strong commercial performance in BioPolymer and a robust demand recovery in lithium primaries. Our Industrial Chemicals segment revenues increased one percent from the year-ago period as volume gains across all businesses were largely offset by reduced selling prices and lower electricity sales stemming from the sale of a Spanish cogeneration facility in 2009.

While Agricultural Products experienced revenue growth, the earnings for this segment year to date were down six percent compared to the prior year period due to less favorable mix, higher inventory and distribution costs, import duties in the United States and higher spending on growth initiatives partially offset by sales growth. Specialty Chemicals operating profit grew by 17 percent as favorable commercial performance in BioPolymer, volume gains in lithium primaries and the benefits of productivity initiatives were partially offset by higher raw material costs. Industrial Chemicals operating profit increased 77 percent from the prior year period, driven by the strong demand recovery and lower raw material, particularly phosphate rock, and energy costs which more than offset lower selling prices across the segment.

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

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue
Agricultural Products	$293.9	$252.4	$598.5	$513.8
Specialty Chemicals	214.6	192.7	417.2	367.2
Industrial Chemicals	269.2	256.2	519.3	512.2
Eliminations	(0.9)	(1.0)	(1.7)	(2.4)

Total	$776.8	$700.3	$1,533.3	$1,390.8

Income (loss) from continuing operations before income taxes
Agricultural Products	$79.6	$90.5	$172.4	$183.0
Specialty Chemicals	51.1	40.5	91.9	78.6
Industrial Chemicals	29.9	13.5	64.4	36.3
Eliminations	(0.1)	0.1	0.1	(0.1)

Segment operating profit (1)	160.5	144.6	328.8	297.8
Corporate	(14.9)	(10.3)	(27.0)	(21.6)
Other income (expense), net	(2.1)	(9.2)	(7.8)	(12.8)
Interest expense, net	(9.4)	(6.5)	(19.4)	(13.5)
Corporate special income (charges):
Restructuring and other income (charges)	(15.3)	(30.1)	(32.0)	(52.6)
Purchase accounting inventory fair value impact and other related inventory adjustments	—	(0.4)	—	(2.3)
Provision for income taxes	(33.8)	(13.6)	(74.5)	(47.0)
Discontinued operations, net of income taxes	(19.3)	(5.2)	(25.0)	(9.6)

Net income attributable to FMC stockholders	$65.7	$69.3	$143.1	$138.4

(1)	Results for all segments are net of noncontrolling interests of $3.2 million and $6.2 million in the three and six months ended June 30, 2010, respectively and $2.4 million and $4.2 million in the three and six months ended June 30, 2009, respectively. The majority of these noncontrolling interests pertain to our Industrial Chemicals segment.

The following chart, which is provided to assist the readers of our financial statements, depicts certain after-tax charges (gains). These items are excluded by us in the measures we use to evaluate business performance and determine certain performance-based compensation. These after-tax items are discussed in detail within the “Other results of operations” section that follows. Additionally, the chart below discloses our Non-GAAP financial measure “After-tax income from continuing operations, excluding restructuring and other income and charges” reconciled from the GAAP financial measure “Net income attributable to FMC stockholders”. We believe that this measure provides useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2010	2009	2010	2009
Net income attributable to FMC stockholders	$65.7	$69.3	$143.1	$138.4
Corporate special charges (income), pre-tax	15.3	30.5	32.0	54.9
Income tax expense (benefit) on Corporate special charges (income)	(5.8)	(10.1)	(10.8)	(17.8)

Corporate special charges (income), net of income taxes	9.5	20.4	21.2	37.1
Discontinued operations, net of income taxes	19.3	5.2	25.0	9.6
Tax adjustments	(0.6)	(14.3)	3.0	(15.2)

After-tax income from continuing operations excluding restructuring and other income and charges	$93.9	$80.6	$192.3	$169.9

Three months ended June 30, 2010 compared to Three months ended June 30, 2009

In the discussion below, please refer to our chart on page 31 under “Overview”. All comparisons are between the periods unless otherwise noted.

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

Agricultural Products

(in Millions)	Three Months Ended June 30,		Increase/(Decrease)
	2010	2009	$	%
Revenue	$293.9	$252.4	$41.5	16%
Operating Profit	79.6	90.5	(10.9)	(12)

Revenue of $293.9 million increased approximately 16 percent versus the prior year quarter, as higher sales in North America, Latin America, primarily Brazil, and Asia more than offset revenue declines in Europe. North America revenue increased 28 percent due to strong demand for our proprietary herbicides, growth from new and recently introduced products, particularly our newly acquired herbicide, fluthiacet-methyl, and improving market conditions in some non-crop segments. Latin America revenue increased 21 percent due to improved market conditions and growth in new and recently introduced products. Sales also improved in Argentina and Colombia. Revenue in Asia increased 32 percent reflecting better market conditions and the introduction of new products, including metamifop in China, a new herbicide for which we acquired exclusive access. As expected, Europe revenue decreased 18 percent driven primarily by the shift in bifenthrin sales from the second quarter to the first quarter. The shift in sales was partially driven by shipments of bifenthrin before expiration of regulatory sell-out periods in Europe (see “Certain Regulatory Issues” under the heading “Six Months Ended June 30, 2010 compared to Six months ended June 30, 2009”).

Agricultural Products’ operating profit of $79.6 million decreased approximately 12 percent compared to the year-ago quarter, reflecting higher inventory costs, import duties in the United States, less favorable geographic mix and higher spending on growth initiatives partially offset by strong sales performance.

Specialty Chemicals

(in Millions)	Three Months Ended June 30,		Increase/ (Decrease)
	2010	2009	$	%
Revenue	$214.6	$192.7	$21.9	11%
Operating Profit	51.1	40.5	10.6	26

Revenue in Specialty Chemicals was $214.6 million, an increase of approximately 11 percent versus the prior-year quarter. The increase was driven primarily by a robust demand recovery in lithium primaries and higher volumes and selling prices in BioPolymer.

BioPolymer revenues of $157.7 million increased six percent from the prior-year quarter. This increase was primarily due to improved pricing driven primarily by higher pricing in food ingredients.

Lithium revenues of $56.9 million increased 30 percent from the prior-year quarter primarily due to higher volumes driven by improving economic conditions slightly offset by lower pricing. The improving economic conditions in lithium are driven primarily by growth in battery and metals markets in Asia.

Segment operating profit of $51.1 million increased 26 percent versus the year ago quarter, driven by strong commercial performance in BioPolymer and higher volumes in lithium primaries, partially offset by higher raw material costs.

Industrial Chemicals

(in Millions)	Three Months Ended June 30,		Increase/ (Decrease)
	2010	2009	$	%
Revenue	$269.2	$256.2	$13.0	5%
Operating Profit	29.9	13.5	16.4	121

Revenue in Industrial Chemicals was $269.2 million, an increase of approximately five percent versus the prior-year quarter. An increase in volumes across the segment increased revenues by 13 percent which was partially offset by a nine percent decline in pricing. Soda ash revenues were up due to increased volumes, particularly in the export market, partially offset by lower prices. Soda ash volumes continued to rebound significantly from prior year. In our domestic market, our volume growth is in line with the demand recovery being experienced in flat glass, detergents and chemicals. In the export markets, demand is robust, especially in Asia and Latin America. The segment also experienced volume increases in peroxygens and phosphates offset by reduced selling prices for these products. Negatively impacting the segment was lower electricity sales due to the divestiture of a Spanish co-generation facility in the third quarter of 2009. In Spain, we operate electricity co-generation facilities and sell excess electricity into the Spanish electrical grid.

Segment operating profit of $29.9 million increased approximately 121 percent versus the year ago quarter as a result of the broad-based demand recovery and lower raw material and energy costs.

Other Results of Operations

Corporate Expenses

We recorded charges of $14.9 million in the second quarter of 2010 compared to $10.3 million in second quarter of 2009. The increase was primarily due to increased incentive compensation and consulting expenses in the second quarter of 2010 compared to the same period in 2009. The increase in consulting expenses is a result of several new initiatives, primarily involving global procurement, aimed at reducing the costs of goods and services purchased on a world-wide basis. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.

Other income (expense), net

Other income (expense), net is comprised primarily of last-in, first-out (“LIFO”) inventory adjustments and pension expense. Other expense decreased to $2.1 million in the second quarter of 2010 from $9.2 million in the same period of 2009. The decrease was due primarily to income related to a decrease in our LIFO inventory reserves and the mark to market impact of our deferred compensation liability. These charges were partially offset by higher pension expense. Excluding pension expense, other income (expense), net is included as a component of the line item “Costs of sales and services” on our condensed consolidated statements of income. Pension expense is included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.

Interest expense, net

Interest expense, net for the second quarter of 2010 was $9.4 million as compared to $6.5 million in the second quarter of 2009. The increase was due to higher interest rates associated with our senior notes bond offering in the fourth quarter of 2009 whose proceeds were used to pay off lower variable rate debt under our committed credit facilities.

Corporate special income (charges)

Restructuring and other charges (income) totaled $15.3 million in the second quarter of 2010 compared to $30.1 million in the second quarter of 2009. Please see the table and further discussion regarding our restructuring and other charges (income) in Note 7 to our condensed consolidated financial statements included in this Form 10-Q. Charges (income) in this category for the quarter ended June 30, 2010, include the following:

Restructuring charges and asset impairments

•

A $1.6 million charge in our Specialty Chemicals segment due to the continued realignment of our BioPolymer alginates manufacturing operations. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $0.7 million, (ii) the accrual of costs associated with a leased property which we have ceased using of $0.5 million and (iii) other shut down charges of $0.4 million.

•

A $0.9 million charge in our Industrial Chemicals segment due to our decision in 2009 to phase out operations of our Barcelona, Spain facility. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $1.1 million and (ii) a reduction to previously recorded severance reserves of $0.2 million.

•

In 2009, we made the decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico, which is part of our Industrial Chemicals segment. In the second quarter of 2010, we recorded $1.1 million of income which related to the reversal of a previously recorded loss contingency as part of the restructuring.

•	Severance costs due to workforce restructurings of $0.4 million related to our Industrial Chemicals segment.

•	A $0.9 million gain related to foreign currency translation adjustment as a result of the liquidation of a legal entity that owned a co-generation facility at Foret.

Other charges (income), net

•	Corporate net charges of $6.1 million relating to environmental remediation at operating sites.

•	A $5.7 million charge related to our Agricultural Products segment acquiring certain rights relating to a herbicide compound still under development.

•	$1.8 million of net charges primarily related to a legal settlement associated with the U.S. hydrogen peroxide matter in our Industrial Chemicals segment.

•	$0.8 million of other charges primarily representing the accrual of interest associated with a European Commission fine currently being appealed.

The restructuring and other charges (income) of $30.1 million recorded in the second quarter of 2009 were a result of the following:

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

•	$3.0 million of severance costs due to other workforce restructurings, of which $2.2 million related to our Industrial Chemicals segment and $0.8 million related to our Specialty Chemicals segment.

•	Other asset abandonment charges of $1.2 million, primarily related to our Industrial Chemicals segment.

Other charges (income), net

•	Corporate net charges of $2.8 million relating to environmental remediation at operating sites.

•

$3.0 million of other charges, primarily relating to settlements with state authorities for property claims, the accrual of interest associated with a European Commission fine currently being appealed and adjustments related to previously recorded restructuring reserves.

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

Provision for income taxes

We recorded a provision of $33.8 million for the second quarter of 2010 compared to a provision of $13.6 million for the prior year period resulting in effective tax rates of 27.7 percent and 15.0 percent, respectively. The change in the effective tax rate was a result of a reduction recorded in the three months ended June 30, 2009, in our liability for unrecognized tax benefits of $18 million as a result of settlements of audits and expiration of statute of limitations. No such event occurred in the three months ended June 30, 2010. The change in the effective tax rate was also impacted by a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S.

Discontinued operations, net of income taxes

Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued between 1976 and 2001. The primary liabilities retained include environmental liabilities, other post-retirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.

Discontinued operations, net of income taxes totaled a loss of $19.3 million for the three months ended June 30, 2010, compared to a loss of $5.2 million for the three months ended June 30, 2009. The loss for the three months ended June 30, 2010, primarily related to an increase in the provision for environmental issues at our Middleport site as well as operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations.

The loss for the three months ended June 30, 2009, primarily related to environmental charges to increase our reserve for operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations.

Net income attributable to FMC stockholders

Net income attributable to FMC stockholders decreased to $65.7 million for the three months ended June 30, 2010, from $69.3 million for the three months ended June 30, 2009. The decrease was primarily due to lower Agricultural Products segment operating profit, a higher effective tax rate and higher environmental charges impacting discontinued operations. Partially offsetting this was higher profits in our Specialty Chemicals and Industrial Chemicals segments and significantly lower restructuring and other charges (income).

Six months ended June 30, 2010 compared to Six months ended June 30, 2009

In the discussion below, please refer to our chart on page 31 under “Overview”. All comparisons are between the periods unless otherwise noted.

Segment Results

Agricultural Products

(in Millions)	Six Months Ended June 30,		Increase/ (Decrease)
	2010	2009	$	%
Revenue	$598.5	$513.8	$84.7	16%
Operating Profit	172.4	183.0	(10.6)	(6)

Revenue of $598.5 million increased approximately 16 percent versus the prior year, as higher sales were recognized in North America, Europe, Latin America, primarily Brazil, and Asia. North America crop sales increased 11 percent due to strong demand for our proprietary herbicides, growth from new and recently introduced products, particularly our newly acquired herbicide, fluthiacet-methyl, and improving market conditions in some non-crop segments. Europe revenue increased nine percent driven primarily by the shift in bifenthrin sales before expiration of regulatory sell-out periods in Europe and favorable currency impacts primarily in the first quarter. Latin America revenue increased 24 percent due to improved market conditions, particularly in the sugarcane and cotton segments, and growth in new and recently introduced products. Revenue in Asia increased 19 percent reflecting better market conditions, the introduction of new products and growth in most countries particularly India, Indonesia, Australia, Pakistan and China.

Agricultural Products’ operating profit of $172.4 million decreased six percent compared to the prior year period, reflecting less favorable mix, higher inventory and distribution costs, import duties in the United States, and higher spending on growth initiatives partially offset by strong sales performance.

In 2010, full-year revenue growth of approximately 10 percent is expected, driven by increased volumes in most regions, particularly in Brazil, due to projected improving market conditions and growth in new and recently introduced products. Full-year segment operating profit is expected to be up in the mid-single digits as higher sales in most regions are partially offset by less favorable product and geographic mix, higher first half inventory costs and increased spending on growth initiatives.

Certain Regulatory Issues

In our Agricultural Products segment, several products are undergoing re-registration in the U.S. and/or a comparable regulatory review by the European Union (“EU”) governmental authorities. In August 2006, the U.S. Environmental Protection Agency issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide. The IRED proposed cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses while maintaining tolerances for imported commodities (bananas, coffee, rice and sugarcane). The EPA reiterated its proposal in January 2008 with the issuance of a draft Notice of Intent to Cancel. In February 2008, the EPA convened a Scientific Advisory Panel meeting to evaluate scientific issues relevant to the draft Notice of Intent to Cancel carbofuran. Separately, the U.S. Department of Agriculture issued its comments on the draft cancellation notice, stating that carbofuran should continue to be registered. On July 24, 2008, the EPA published a proposal to revoke all carbofuran tolerances under the Federal Food Drug and Cosmetic Act in advance of any issuance of a final Notice of Intent to Cancel under the federal pesticide law. We responded to that notice, expressing our strong disagreement with the EPA’s proposal to revoke tolerances and our belief that carbofuran residues on food do not pose a threat to human health. In May 2009, the EPA published its final revocation of all carbofuran tolerances effective December 31, 2009. We filed our objections to this revocation and requested a hearing before an administrative law judge. On October 30, 2009, EPA issued its decision to deny our objections and request for a hearing. We believe that we are entitled to a hearing and we have challenged this decision by seeking judicial review in the U.S. federal courts. The Court of Appeals granted expedited review of our case and decided the case on July 23, 2010. The Court ruled that EPA acted arbitrarily and capriciously in revoking the import tolerances, and ordered that those tolerances be reinstated. However, the Court did not extend its rationale to the domestic tolerances and instead ruled that EPA had the right to deny our request for administrative hearing. We are reviewing our options regarding this portion of the Court’s decision, which options include a petition for reconsideration by the entire Court of Appeals for the DC Circuit and/or a petition for review by the US Supreme Court. In light of the December 31, 2009 tolerance revocation, FMC has now ceased sales of carbofuran in the United States. FMC’s sales of carbofuran in the United States are not significant and termination of such U.S. sales will not have a material effect on the Company’s financial condition or results of operations. We do not know the EPA’s timing on a final Notice of Intent to Cancel the carbofuran registration, though the EPA has said it intends to issue such notice after the tolerance revocation decision is finally resolved.

In June 2007, the European Commission published its decisions not to include carbofuran and carbosulfan on the official list of active ingredients approved for continued sale in the EU. The published decisions required EU Member States to de-register the products within six months, and so FMC ceased its sales of these products in December 2007. We disagreed with the Commission’s decisions and underlying assessment. We re-submitted both carbofuran and carbosulfan for approval on the official list. While we still believe both products meet relevant safety criteria upon due consideration of our European strategy including our plans to substitute the most significant EU carbofuran uses with other FMC products and/or applications, we have subsequently decided not to continue pursuing the carbofuran and carbosulfan resubmissions. Termination of such EU sales will not have a material effect on the Company’s financial condition or results of operations.

Also in the EU, in March 2009 the Commission proposed not to include our pyrethroid insecticide bifenthrin on the official list, but the Standing Committee rejected that proposal. The regulatory decision was referred to the EU Council of Ministers. In July 2009, the process concluded whereby the Commission’s non-inclusion proposal will now be implemented. The non-inclusion decision was adopted on November 30, 2009. FMC had an additional six months to sell bifenthrin (i.e., through end-May 2010), and subsequently, in most countries, there will be up to 6-12 months for further sale and use. Accordingly, we do not anticipate a material sales impact in 2010. We have re-submitted for reconsideration and will seek to minimize any interruption in sales.

We intend to defend vigorously all our products in the U.S., EU and other countries’ regulatory processes where FMC’s pesticide products will be reviewed in the ordinary course of regulatory programs during 2010 as part of the ongoing cycle of re-registration in countries around the world. Recently, the Brazilian health surveillance agency has informed us that they intend to review carbofuran along with 13 other major pesticides, but has yet to issue any required formal announcement that identifies their specific concerns or preliminary position on re-registration. FMC is cooperating and defending our product in this process. Under the Brazilian regulatory process, any recommendation would need public notice and comment as well as concurrence from the Brazilian environmental and agricultural ministries before any regulatory change is effective. Thus, we do not expect a potential sales impact in 2010.

Specialty Chemicals

(in Millions)	Six Months Ended June 30,		Increase/ (Decrease)
	2010	2009	2010	2009
Revenue	$417.2	$367.2	$50.0	14%
Operating Profit	91.9	78.6	13.3	17

Revenue in Specialty Chemicals was $417.2 million, an increase of approximately 14 percent versus the prior-year period. The increase was driven primarily by strong commercial performance in BioPolymer and a robust demand recovery in lithium primaries.

BioPolymer revenues of $310.6 million increased nine percent from the prior-year period. This increase was primarily due to improved pricing and mix which increased revenue by five percent, driven primarily by higher pricing in food ingredients. Additionally, higher volumes increased revenue by three percent. BioPolymer experienced broad-based volume gains across both food and pharmaceutical markets.

Lithium revenues of $106.5 million increased 28 percent from the prior-year period primarily due to higher volumes driven by improving economic conditions slightly offset by lower pricing. The improving economic conditions in lithium are driven primarily by growth in battery and metals markets in Asia.

Segment operating profit of $91.9 million increased 17 percent versus the year ago period, as favorable commercial performance in BioPolymer, volume gains in lithium primaries and the benefits of productivity initiatives were partially offset by higher raw material costs.

In 2010, full-year revenue growth of approximately 10 percent is expected, driven by volume growth across BioPolymer markets and lithium primaries, augmented by higher BioPolymer selling prices. Full-year segment operating profit is expected to be up 20 percent, reflecting strong commercial performance in BioPolymer, higher volumes in lithium primaries and continued productivity improvements.

Industrial Chemicals

(in Millions)	Six Months Ended June 30,		Increase/ (Decrease)
	2010	2009	2010	2009
Revenue	$519.3	$512.2	$7.1	1%
Operating Profit	64.4	36.3	28.1	77

Revenue in Industrial Chemicals was $519.3 million, an increase of approximately one percent versus the prior-year period. An increase in volumes across the segment increased revenues by 12 percent which was offset by a 12 percent decline in pricing. Soda ash revenues were up due to increased volumes, particularly in the export market, partially offset by lower prices. The segment experienced volume increases in peroxygens and phosphates offset by reduced selling prices for these products. The segment was also negatively impacted due to lower electricity sales due to the divestiture of a Spanish co-generation facility in the third quarter of 2009. In Spain, we operate electricity co-generation facilities and sell excess electricity into the Spanish electrical grid.

Segment operating profit of $64.4 million increased approximately 77 percent versus the year ago period, driven by the strong demand recovery and lower raw material, particularly phosphate rock, and energy costs which more than offset lower selling prices across the segment.

In 2010, full-year revenue is expected to be level to prior year as stronger volumes in every business are offset by reduced selling prices and unfavorable currency translation. Full-year segment operating profit is expected to be up 25 to 30 percent as volume growth and favorable raw material and energy costs are partially offset by lower selling prices and higher plant outage costs.

We continue to pursue strategic alternatives for our phosphorus business in Huelva, Spain which has been inconsistently profitable over the past few years due to volatile phosphorus rock costs and energy pricing from our cogeneration operations. We are exploring options which will allow us to continue to produce phosphoric acid at the site but may be constrained by restrictions in storing the phosphogypsum, a byproduct of the process we use to manufacture phosphoric acid, which is used in the manufacture of our phosphate products at the site. If these options are not realized we may be required to discontinue the production of phosphoric acid and source it instead from third parties. The resultant charges and potentially reduced profitability are not expected to be material to our results of operation.

Other Results of Operations

Corporate Expenses

We recorded charges of $27.0 million in the first six months of 2010 compared to $21.6 million in the first six months of 2009. The increase was primarily due to increased incentive compensation and consulting expenses in the first half of 2010 compared to the same period in 2009. The increase in consulting expenses is a result of several new initiatives, primarily involving global procurement, aimed at reducing the costs of goods and services purchased on a world-wide basis.

Other income (expense), net

Other expense decreased to $7.8 million in the first six months of 2010 from $12.8 million in the same period of 2009. The decrease was due primarily to income related to a decrease in our LIFO inventory reserves and the mark to market impact of our deferred compensation liability. These charges were partially offset by higher pension expense.

Interest expense, net

Interest expense, net for the first six months of 2010 was $19.4 million as compared to $13.5 million in the first six months of 2009. The increase was due to higher interest rates associated with our senior notes bond offering in the fourth quarter of 2009 whose proceeds were used to pay off lower variable rate debt under our committed credit facilities.

Corporate special income (charges)

Restructuring and other charges (income) totaled $32.0 million in the six months ended June 30, 2010, compared to $52.6 million in the six months ended June 30, 2009. Please see the table and further discussion regarding our restructuring and other charges (income) in Note 7 to our condensed consolidated financial statements included in this Form 10-Q. Charges (income) in this category for the six months ended June 30, 2010, include the following:

Restructuring charges and asset impairments

•

A $6.2 million charge in our Specialty Chemicals segment due to the continued realignment of our BioPolymer alginates manufacturing operations. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $0.7 million, (ii) the accrual of costs associated with leased properties which we have ceased using of $5.1 million and (iii) other shut down charges of $0.4 million.

•

In 2009, we made the decision to close our Bayport butyllithium facility located in Bayport, Texas, which is part of our Specialty Chemicals segment. We recorded $0.9 million of income representing a reduction of previously recorded retirement obligations at the site.

•

A $9.6 million charge in our Industrial Chemicals segment due to our decision in 2009 to phase out operations of our Barcelona, Spain facility. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $9.6 million, (ii) a reduction to previously recorded severance reserves of $0.2 million and (iii) other shut down costs of $0.2 million.

•

In 2009, we made the decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico, which is part of our Industrial Chemicals segment. In the second quarter of 2010, we recorded $1.1 million of income which related to the reversal of a previously recorded loss contingency as part of the restructuring.

•	Severance costs due to workforce restructurings of $1.3 million related to our Industrial Chemicals segment.

•	A $0.9 million gain related to foreign currency translation adjustment as a result of the liquidation of a legal entity that owned a co-generation facility at Foret.

•	$0.2 million of charges primarily representing adjustments related to previously recorded restructuring reserves.

Other charges (income), net

•	Corporate net charges of $8.4 million relating to environmental remediation at operating sites.

•	A $5.7 million charge related to our Agricultural Products segment acquiring certain rights relating to a herbicide compound still under development.

•	$1.8 million of net charges primarily related to a legal settlement associated with the U.S. hydrogen peroxide matter in our Industrial Chemicals segment.

•	$1.7 million of other charges primarily representing the accrual of interest associated with a European Commission fine currently being appealed.

The restructuring and other charges (income) of $52.6 million recorded in the six months ended June 30, 2009, were a result of the following:

Restructuring charges and asset impairments

•

A $1.3 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Baltimore, Maryland agricultural chemicals facility. The charge consisted of (i) demolition costs of $0.8 million and (ii) other shutdown costs of $0.5 million. We ceased production at this facility in the second quarter of 2008.

•

A $6.3 million charge in our Specialty Chemicals segment due to the realignment of our BioPolymer alginates manufacturing operations. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $3.3 million, (ii) severance and employee benefits of $2.8 million and (iii) other shut down charges of $0.2 million.

•

A $7.5 million charge in our Specialty Chemicals segment due to our decision to close our Bayport butyllithium facility located in Bayport, Texas. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $6.8 million, and (ii) severance and employee benefits of $0.7 million.

•

A $12.5 million charge in our Industrial Chemicals segment due to our decision to phase out operations of our Barcelona, Spain facility. The charge consisted primarily of severance and employee benefits.

•

A $6.6 million charge in our Industrial Chemicals segment due to our decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $3.4 million, (ii) severance and employee benefits of $1.5 million and (iii) other shut down costs of $1.7 million.

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

Other charges (income), net

•	A $4.0 million Corporate net charge relating to continuing environmental sites.

•	A $1.0 million charge related to our Agricultural Products segment acquiring further rights under a collaboration and license agreement with a third-party company.

•	$3.0 million of other charges, primarily relating to settlements with state authorities for property claims.

•	$0.7 million of charges primarily representing the accrual of interest associated with a European Commission fine currently being appealed.

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

Provision for income taxes

We recorded a provision of $74.5 million for the first six months of 2010 compared to a provision of $47.0 million for the prior year period resulting in effective tax rates of 29.9 percent and 23.6 percent, respectively. The increase in the effective tax rate was impacted by a tax adjustment of $3.5 million recorded during the first quarter of 2010, due to a charge associated with a change in the tax treatment of the Medicare Part D subsidy which was enacted as part of the recent U.S. health care reform legislation. The change in the effective tax rate was also a result of a reduction in the six months ended June 30, 2009, in our liability for unrecognized tax benefits of $18 million as a result of settlements of audits and expiration of statute of limitations. No such event occurred in the six months ended June 30, 2010. The change in the effective tax rate was also impacted by a change in the mix of domestic income compared to income earned outside of the U.S. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S.

Discontinued operations, net of income taxes

Discontinued operations, net of income taxes totaled a loss of $25.0 million for the six months ended June 30, 2010, compared to a loss of $9.6 million for the six months ended June 30, 2009. The loss for the six months ended June 30, 2010, primarily related to an increase in the provision for environmental issues at our Middleport site as well as operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations.

The loss for the six months ended June 30, 2009, primarily related to environmental charges to increase our reserve for operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations.

Net income attributable to FMC stockholders

Net income attributable to FMC stockholders increased to $143.1 million for the six months ended June 30, 2010, from $138.4 million for the six months ended June 30, 2009. The increase was primarily due to higher profits in our Specialty Chemicals and Industrial Chemicals segments as well as significantly lower restructuring and other charges (income). Partially offsetting this was lower profits in our Agricultural Products segment, a higher effective tax rate and higher environmental charges impacting discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at June 30, 2010 and December 31, 2009, were $162.4 million and $76.6 million, respectively. At June 30, 2010, we had total debt of $638.2 million as compared to $643.9 million at December 31, 2009. This included $562.9 million and $588.0 million of long-term debt (excluding current portions of $44.6 million and $22.5 million) at June 30, 2010 and December 31, 2009, respectively. Short-term debt, which consists solely of foreign borrowings, decreased to $30.7 million at June 30, 2010, compared to $33.4 million at December 31, 2009.

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

Loans under the facility bear interest at a floating rate, either a base rate as defined or the applicable euro currency rate for the relevant term plus an applicable margin. At June 30, 2010, the applicable euro currency margin was 0.3 percent, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At June 30, 2010, borrowing rates under our Domestic Credit Agreement ranged from 0.5 to 3.3 percent per annum.

We had no borrowings under our Domestic Credit Agreement at June 30, 2010 and December 31, 2009, respectively. Letters of credit outstanding under the Domestic Credit Agreement totaled $146.3 million and $153.2 million at June 30, 2010 and December 31, 2009, respectively. As such, available funds under the Domestic Credit Agreement were $453.7 million and $446.8 million at June 30, 2010 and December 31, 2009, respectively.

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

Loans under the European Credit Agreement bear interest at a euro currency base rate, which for loans denominated in euros is the Euro InterBank Offered Rate, and for loans denominated in dollars is London Interbank Offered Rate (“LIBOR”) in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the credit rating assigned to our senior unsecured debt. At June 30, 2010, the applicable margin was 0.3 percent and the applicable borrowing rate under the European Credit Agreement was 0.7 percent per annum.

At June 30, 2010 and December 31, 2009, respectively, we had no U.S. dollar equivalent revolving credit facility borrowings under the European Credit Agreement. Available funds under this facility were $271.3 million and $315.4 million at June 30, 2010 and December 31, 2009, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended June 30, 2010, was 1.2 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended June 30, 2010, was 17.0 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at June 30, 2010.

Statement of Cash Flows

Cash provided by operating activities was $199.2 million for the first six months of 2010.

Income from continuing operations of $174.3 million included net charges of $14.4 million, of which $8.5 million was for non-cash asset write-downs related to the exit of various facilities announced in 2009 and $5.9 million of other facilities exit costs to be settled in cash, mainly for severance costs and lease obligations. Cash spending on restructuring and other charges in the first half of 2010 was $24.2 million. Also included in restructuring and other income and charges was $8.4 million for environmental and remediation at our operating sites, which will be spent in years beyond 2010. Net cash spending on environmental remediation at our operating sites in the first quarter of 2010 was $4.2 million which was recorded against pre-existing reserves.

Receivables were a use of cash of $94.3 million due to revenue increases in our businesses, particularly for Agricultural Products sales in Brazil where terms are significantly longer than in the rest of our businesses. Partially offsetting the higher receivables were accrued customer rebates which increased by $76.3 million due to increased sales primarily in our Agricultural Products segment. Accounts payables also increased as a result of a higher focus on payables management.

Accrued pension and other post retirement benefits were a use of cash of $49.8 million which included a voluntary contribution to our U.S. defined benefit plan of $46 million.

Cash provided by operating activities was $173.9 million for the first six months of 2009.

Income from continuing operations of $152.2 million included net charges of $43.9 million, of which $16.2 million was for non-cash asset write-downs related to the exit of various facilities announced in 2009 and $27.7 million of other facilities exit costs to be settled in cash, mainly for severance costs. Cash spending on restructuring and other charges in the first quarter of 2009 was $9.5 million. Also included in restructuring and other income and charges was $4.0 million for environmental and remediation at our operating sites, which will be spent in years beyond 2009. Net cash spending on environmental remediation at our operating sites in the first quarter of 2009 was $5.7 million which was recorded against pre-existing reserves.

Receivables in 2009 were a use of cash of $10.7 million as lower receivables in Industrial Chemicals due to the revenue decline were more than offset by increased receivables in Agricultural Products in Brazil, where sales have grown and terms are significantly longer. Inventories were a use of cash of $5.8 million as a result of sales slowing during this period more quickly than was anticipated. Accounts payable were a use of cash of $105.6 million as the higher cost phosphate rock in payables at the end of 2008 was replaced with lower cost phosphate rock in 2009.

Accrued pension and other post retirement benefits were a use of cash of $31.4 million which included a voluntary contribution to our U.S. defined benefit plan of $25 million.

Cash required by operating activities of discontinued operations was $11.9 million and $20.1 million for the first six months of 2010 and 2009, respectively.

This change was primarily due to decreased net environmental spending in the six months ended June 30, 2010, compared to the prior year period.

Cash required by investing activities was $65.6 million and $106.5 million for the first six months of 2010 and 2009, respectively.

The change was driven primarily by the absence of acquisitions and a reduction in capital expenditures during the six months ended June 30, 2010, as compared to the same period in 2009.

Cash required by financing activities was $34.9 million and $33.1 million for the first six months of 2010 and 2009, respectively.

This change is due primarily to an increase in repurchases of capital stock and the absence of proceeds from long-term debt and a decrease in short-term debt during the six months ended June 30, 2010, partially offset by lower repayments under our committed credit facilities and the inclusion of excess tax benefits from share-based compensation.

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

Projected 2010 capital expenditures are expected to be approximately 17 percent lower than 2009 levels.

Projected 2010 spending includes approximately $30 million of net environmental remediation spending. This spending does not include expected spending of approximately $9 million in 2010 on capital projects relating to environmental control facilities. Also, we expect to spend approximately $26 million in 2010 for environmental compliance costs, which we will include as a component of costs of sales and services in our condensed consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls above the foregoing projections.

During 2008, the world equity markets were down significantly, exemplified by the S&P 500 index in the U.S. being down 37 percent. Our U.S. qualified defined benefit pension plan (“U.S. Plan”) assets fell from $829.4 million at December 31, 2007 to $563.9 million at December 31, 2008. These same equity markets rebounded significantly in 2009, exemplified by the S&P 500 index in the U.S. being up 26 percent. As a result our U.S. Plan assets increased to $708.4 million at December 31, 2009. Our U.S. Plan assets comprise approximately 93 percent of our total plan assets with the difference representing plan assets related to foreign pension plans. We have reduced our expected return on our U.S. Plan assets from 8.75 percent in 2008 to 8.5 percent in 2009 and will maintain the 8.5 percent assumption in 2010. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 9.71 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 2.50 percent, is between 8.25 percent and 10.25 percent for equities, and between 4.75 percent and 6.0 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumptions for the rate of return on assets. Under The Pension Protection Act of 2006, we are not required to make a minimum level of funding into the U.S. Plan during 2010, however, in order to reduce future funding volatility we intend to contribute $80 million in 2010 versus $75 million contributed in 2009 and $30 million contributed in 2008. We do not believe that the additional contribution will have a significant negative impact on our current and future liquidity needs. However a continuation of the volatility of interest rates and negative equity returns under current market conditions may require greater contributions to the Plan in the future. We made voluntary cash contributions to the plan of $46 million during the six months ended June 30, 2010.

On July 15, 2010, we paid dividends totaling $9.1 million to our shareholders of record as of June 30, 2010. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of June 30, 2010.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. Our present intention is to repurchase over a one- or two-year period sufficient shares to offset dilution from share issuances under equity compensation plans. During the six months ended June 30, 2010, we repurchased 410,016 shares under the publicly announced repurchase program for $25.0 million. The remaining dollar value of shares that may yet be purchased under this program was $164.8 million at June 30, 2010. We also reacquire shares from time to time from employees to pay taxes owed in connection with the vesting and exercise of awards under our equity compensation plans.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Title VII of the Act contains significant changes in the ways derivatives are regulated. Several U.S. government regulatory agencies and departments are charged with developing, largely within 360 days of passage, the many regulations required under the new law. While the exact effects on FMC cannot be known until final regulations are promulgated, we believe the liquidity requirements will be adequately met by the sources available to us.

Commitments

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $30.7 million and $49.5 million at June 30, 2010 and December 31, 2009, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”. The change in these guarantees is generally due to the seasonality of the Agricultural Products business, particularly in Brazil.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of June 30, 2010, these guarantees had maximum potential payments of $4.8 million as compared to $5.8 million as of December 31, 2009.

Short-term debt consisted of foreign credit lines at June 30, 2010 and December 31, 2009. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

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

We spun off FMC Technologies, Inc. (“Technologies”) in 2001. At that time, we entered into a tax sharing agreement wherein each company is obligated for those taxes associated with its respective business, generally determined as if each company filed its own consolidated, combined or unitary tax returns for any period where Technologies is included in the consolidated, combined or unitary tax return of us or our subsidiaries. The statute of limitations for the 2001 U.S. federal income tax year has now closed and no questions regarding the spin-off were raised during the IRS audit for 2000-2001, therefore any liability for taxes if the spin-off of Technologies were not tax free due to an action taken by Technologies has been favorably concluded. The tax sharing agreement continues to be in force with respect to certain items, which we do not believe would have a material effect on our financial condition or results of operations.

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of “Restructuring and other charges (income)”. Since we are not required to make the payment during the appeal process, the liability has been classified as long-term in the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009. Both we and Foret have appealed the decision of the Commission. The Foret appeal was argued before the Court of First Instance on March 4, 2010, but no decision has been rendered. The FMC appeal was argued in May of 2010. During the appeal process, interest accrues on the fine at a rate, which as of June 30, 2010, was 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At June 30, 2010, the amount of the letter of credit was €29.3 million (U.S. $36.1 million).

In February 2005, putative direct and indirect purchaser class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Related cases were also filed in various state courts. In January 2009, FMC reached an agreement to settle with the direct purchaser class for $10 million, with a pro rata credit for opt outs. The $10 million figure was included as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. Ten companies (predominantly paper producers) opted out of this class settlement. FMC settled with two of the ten for an amount within the opt out credit described above. The remaining eight opt outs filed suit against FMC and, in some cases, Foret. These cases were assigned to the same judge as the class action, and the stay of these actions entered by the District Court during the class certification appeal remains in place. FMC’s motion to dismiss the opt out claims to the extent they were based on foreign purchases was granted on April 1, 2010. In July 2010, FMC entered into an agreement in principle to settle the remaining claims of these eight opt outs for $2 million. Another individual opt out case was dismissed following the bankrupt opt out’s decision to participate in the class settlement. Most of the state court cases have been dismissed, although some remain in California. FMC settled the indirect purchaser class claims for approximately $0.3 million. We recorded the $2.3 million as a component of “Restructuring and other charges (income)” in our condensed consolidated statements of income for the three and six months ended June 30, 2010. A motion for preliminary approval is pending but has not been granted by the Court. In addition, putative class actions against the six major hydrogen peroxide producers have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. Four of the defendants have settled these claims for a total of approximately $20.5 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide. FMC moved for leave to appeal the class certification decision, which was denied in June 2010. The Company intends to defend these cases.

On January 19, 2009, the European Commission decided to initiate proceedings against FMC, its Netherlands subsidiary, and Foret, following an investigation of the European producers of animal feed phosphates concerning possible violations of competition law. FMC cooperated with the European Commission in the investigation; the Commission concluded a settlement with FMC and its subsidiaries, as well as several other companies on July 20, 2010, which requires a payment by the Company of €14.4 million. The Company had recorded a charge of €14.4 million reflecting our best estimation at the time of the expense that was likely to be incurred in connection with the resolution of this matter. This charge was reflected as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2009. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009.

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

Climate Change

A detailed discussion on climate change can be found in Part II, Item 7 of our 2009 consolidated financial statements on our 2009 10-K. There have been no material changes to climate change from the information reported therein.

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

At June 30, 2010, our net financial instrument position was a net liability of $1.5 million compared to a net asset of $0.3 million at December 31, 2009. The change in the net financial instrument position was primarily due to higher unrealized losses in our commodity and foreign exchange portfolios.

Commodity Price Risk

Energy costs are approximately 11 percent of our cost of sales and services and are well balanced among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2010 and December 31, 2009, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease in the net liability position of $4.9 million at June 30, 2010, and an increase in the net asset position of $5.1 million at December 31, 2009. As a result, at June 30, 2010, the net liability position would have become a net asset position. A 10 percent decrease in energy market prices would result in an increase in the net liability position of $4.9 million at June 30, 2010, and a decrease in the net asset position of $7.0 million at December 31, 2009. As a result, at December 31, 2009, the net asset position would have become a net liability position.

In the second quarter of 2010, our Agricultural Products segment began entering into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we have entered into offsetting derivatives to hedge our exposure.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2010 and December 31, 2009, with all other variables (including interest rates) held constant. A 10 percent strengthening of the hedged currencies versus our functional currencies would result in a decrease of the net asset position of $24.6 million at June 30, 2010, and an increase in the net liability position of $17.5 million at December 31, 2009. As a result, at June 30, 2010, the net asset position would have become a net liability position. A 10 percent weakening of the hedged currencies versus our functional currencies would result in an increase of the net asset position of $22.1 million at June 30, 2010 and a decrease in the net liability position of $17.8 million at December 31, 2009. As a result, at December 31, 2009, the net liability position would have become a net asset position.

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements. As of June 30, 2010 and December 31, 2009, we had no agreements in place.

Our debt portfolio, at June 30, 2010, is composed of 89 percent fixed-rate debt and 11 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Domestic and European Credit Agreements, variable-rate industrial and pollution control revenue bonds, and foreign bank borrowings. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate instruments in our debt portfolio at June 30, 2010, a one percentage point increase in interest rates would raise interest costs by $0.7 million for the first six months of the year and a one percentage point decrease in interest rates then in effect would have reduced interest expense by $0.5 million for the first six months of the year.

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

(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2010, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of June 30, 2010, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Corporation and subsidiaries as of December 31, 2009, and the related consolidated statements of income, changes in equity, cash flows and comprehensive income for the year then ended (not presented herein) and in our report dated February 22, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Philadelphia, Pennsylvania

August 4, 2010

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments in the material legal proceedings from the information reported in Part I, Item 3 of our 2009 10-K.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors reported in the Part I, Item 1A of our 2009 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
Q1 2010	24,437	$58.58	—	—	$189,808,358
April 1-30, 2010	—	—	—	—	$189,808,358
May 1-31, 2010	143,458	$60.77	143,400	$8,714,397	$181,093,961
June 1-30, 2010	266,616	$61.08	266,616	$16,285,558	$164,808,403

Q2 2010	410,074	$60.96	410,016	$24,999,955	$164,808,403

Total 2010	434,511	$60.82	410,016	$24,999,955	$164,808,403

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. Our present intention is to repurchase over a one- or two- year period sufficient shares to offset dilution from share issuances under equity compensation plans. During the six months ended June 30, 2010, we repurchased 410,016 shares under the publicly announced repurchase program for $25.0 million. The remaining dollar value of shares that may yet be purchased under this program was $164.8 million at June 30, 2010. We also reacquire shares from time to time from employees to pay taxes owed in connection with the vesting and exercise of awards under our equity compensation plans.

ITEM 6.	EXHIBITS

Exhibits

10.1	Transition Agreement between William G. Walter and the Company, dated June 1, 2010

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

By:	/S/ W. KIM FOSTER
W. Kim Foster Senior Vice President and Chief Financial Officer

Date: August 4, 2010

INDEX OF EXHIBITS FILED WITH THE

FORM 10-Q OF FMC CORPORATION

FOR THE QUARTER ENDED JUNE 30, 2010

Exhibit No.	Exhibit Description

10.1	Transition Agreement between William G. Walter and the Company, dated June 1, 2010

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File