Form 10-Q
period 2010-09-30
FMC CORP
filed 2010-11-02
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at September 30, 2010
Common Stock, par value $0.10 per share	72,535,622

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in Millions, Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenue	$772.5	$713.3	$2,305.8	$2,104.1

Costs and Expenses
Costs of sales and services	517.8	510.0	1,519.5	1,441.2
Selling, general and administrative expenses	99.9	79.8	286.4	234.6
Research and development expenses	24.0	23.2	69.8	64.2
Restructuring and other charges (income)	3.7	32.3	35.7	84.9

Total costs and expenses	645.4	645.3	1,911.4	1,824.9

Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	127.1	68.0	394.4	279.2
Equity in (earnings) loss of affiliates	(1.0)	(0.9)	(1.9)	(2.4)
Interest expense, net	9.6	6.2	29.0	19.7

Income from continuing operations before income taxes	118.5	62.7	367.3	261.9
Provision for income taxes	32.3	27.2	106.8	74.2

Income from continuing operations	86.2	35.5	260.5	187.7
Discontinued operations, net of income taxes	(0.3)	(6.1)	(25.3)	(15.7)

Net income	85.9	29.4	235.2	172.0

Less: Net income attributable to noncontrolling interests	3.0	1.4	9.2	5.6

Net income attributable to FMC stockholders	$82.9	$28.0	$226.0	$166.4

Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$83.2	$34.1	$251.3	$182.1
Discontinued operations, net of income taxes	(0.3)	(6.1)	(25.3)	(15.7)

Net income	$82.9	$28.0	$226.0	$166.4

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.14	$0.47	$3.46	$2.52
Discontinued operations	(0.00)	(0.08)	(0.35)	(0.22)

Net income	$1.14	$0.39	$3.11	$2.30

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.14	$0.46	$3.43	$2.48
Discontinued operations	(0.01)	(0.08)	(0.35)	(0.21)

Net income	$1.13	$0.38	$3.08	$2.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$267.3	$76.6
Trade receivables, net of allowance of $20.8 at September 30, 2010 and $18.2 at December 31, 2009	813.7	749.6
Inventories	366.9	350.5
Prepaid and other current assets	169.4	138.0
Deferred income taxes	145.1	173.0

Total current assets	1,762.4	1,487.7
Investments	22.4	22.4
Property, plant and equipment, net	943.2	964.5
Goodwill	199.2	209.5
Other assets	221.9	211.4
Deferred income taxes	254.7	240.7

Total assets	$3,403.8	$3,136.2

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$27.5	$33.4
Current portion of long-term debt	105.4	22.5
Accounts payable, trade and other	322.9	290.5
Accrued and other liabilities	127.8	180.8
Accrued payroll	51.9	52.2
Accrued customer rebates	165.5	67.3
Guarantees of vendor financing	18.4	49.5
Accrued pension and other postretirement benefits, current	9.4	9.4
Income taxes	5.7	3.6

Total current liabilities	834.5	709.2
Long-term debt, less current portion	535.3	588.0
Accrued pension and other postretirement benefits, long-term	281.3	364.8
Environmental liabilities, continuing and discontinued	218.1	167.0
Reserve for discontinued operations	43.7	41.7
Other long-term liabilities	133.8	132.4
Commitments and contingent liabilities (Note 17)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2010 or 2009	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2010 and 2009; 92,991,896 issued shares at September 30, 2010 and December 31, 2009, respectively	9.3	9.3
Capital in excess of par value of common stock	440.0	388.6
Retained earnings	1,915.6	1,716.9
Accumulated other comprehensive income (loss)	(290.8)	(279.2)
Treasury stock, common, at cost: 20,456,274 shares at September 30, 2010 and 20,473,016 shares at December 31, 2009	(771.9)	(759.2)

Total FMC stockholders’ equity	1,302.2	1,076.4

Noncontrolling interests	54.9	56.7

Total equity	1,357.1	1,133.1

Total liabilities and equity	$3,403.8	$3,136.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Nine Months Ended September 30,
	2010	2009
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income	$235.2	$172.0
Discontinued operations	25.3	15.7

Income from continuing operations	$260.5	$187.7
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	99.0	93.5
Equity in (earnings) loss of affiliates	(1.9)	(2.4)
Restructuring and other charges (income)	35.7	84.9
Deferred income taxes	44.7	73.9
Pension and other postretirement benefits	24.4	10.6
Share-based compensation	11.6	9.1
Excess tax benefits from share-based compensation	(51.5)	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(68.4)	(25.0)
Guarantees of vendor financing	(31.1)	24.0
Inventories	(25.5)	6.4
Other current assets and other assets	(24.1)	(1.3)
Accounts payable	38.0	(103.2)
Accrued and other current liabilities and other liabilities	(14.3)	1.4
Accrued payroll	(0.3)	(11.0)
Accrued customer rebates	97.7	71.2
Income taxes	53.7	(20.7)
Accrued pension and other postretirement benefits, net	(86.3)	(86.1)
Environmental spending, continuing, net of recoveries	(6.3)	(8.6)
Restructuring and other spending	(47.4)	(30.1)

Cash provided (required) by operating activities	308.2	274.3

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(8.8)	(17.1)
Payments of other discontinued reserves	(14.6)	(14.0)

Cash provided (required) by operating activities of discontinued operations	(23.4)	(31.1)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Nine Months Ended September 30,
	2010	2009
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(95.3)	$(106.8)
Proceeds from disposal of property, plant and equipment	2.7	3.1
Proceeds from sale of sodium sulfate assets	—	3.9
Acquisitions, net of cash acquired	—	(34.3)
Other investing activities	(14.7)	(7.1)

Cash provided (required) by investing activities	(107.3)	(141.2)

Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	—	(81.3)
Increase (decrease) in short-term debt	(5.6)	34.5
Proceeds from borrowings of long-term debt	34.3	21.4
Repayments of long-term debt	(4.0)	—
Distributions to noncontrolling interests	(11.0)	(13.4)
Issuances of common stock, net	12.4	6.0
Excess tax benefits from share-based compensation	51.5	—
Dividends paid	(27.3)	(27.3)
Repurchases of common stock	(37.0)	(36.4)

Cash provided (required) by financing activities	13.3	(96.5)

Effect of exchange rate changes on cash and cash equivalents	(0.1)	2.0

Increase (decrease) in cash and cash equivalents	190.7	7.5
Cash and cash equivalents, beginning of period	76.6	52.4

Cash and cash equivalents, end of period	$267.3	$59.9

Supplemental disclosure of cash flow information: Cash paid for interest was $30.3 million and $13.2 million, and income taxes paid, net of refunds were $28.1 million and $13.4 million for the nine months ended September 30, 2010 and 2009, respectively.

See Note 13 regarding quarterly cash dividend.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies

In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the nine months ended September 30, 2010 and 2009, and our financial position as of September 30, 2010. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 and the related condensed consolidated statements of income for the three and nine months ended September 30, 2010 and 2009, and condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.

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

Recently adopted accounting guidance in 2010

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) amended guidance regarding the consolidation of variable interest entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. A company has to determine whether it should consolidate an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. We adopted this guidance on January 1, 2010. There was no impact to our financial statements upon adoption.

Accounting for Transfers of Financial Assets

In June 2009, the FASB amended its guidance on accounting for transfers of financial assets. This amended literature requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

the seller retains some risk to the assets. This guidance eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and requires sellers of the assets to make additional disclosures. We adopted this guidance on January 1, 2010. There was no impact to our financial statements upon adoption.

Note 3: Goodwill and Intangible Assets

The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2010, are presented in the table below:

(in Millions)	Agricultural Products	Specialty Chemicals	Industrial Chemicals	Total
Balance, December 31, 2009	$2.8	$206.1	$0.6	$209.5
Foreign Currency Adjustments	—	(10.3)	—	(10.3)

Balance, September 30, 2010	$2.8	$195.8	$0.6	$199.2

Our indefinite life intangible assets totaled $2.4 million at September 30, 2010 and December 31, 2009. The indefinite life intangible assets consist of trade names in our Agricultural Products segment.

Our definite life intangible assets totaled $53.2 million and $55.1 million at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010, these definite life intangibles were allocated among our business segments as follows: $33.9 million in Agricultural Products, $18.4 million in Specialty Chemicals and $0.9 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, customer relationships, access and registration rights, industry licenses, developed formulations and other intangibles and are included in “Other assets” in the condensed consolidated balance sheets. The decrease in definite life intangible assets during the nine months ended September 30, 2010, was primarily due to foreign currency translation partially offset by the acquisition of registration rights for a herbicide in our Agricultural Products segment. Amortization was not significant in the periods presented.

Note 4: Inventories

Inventories consisted of the following:

	September 30, 2010	December 31, 2009
	(in Millions)
Finished goods and work in process	$211.9	$214.6
Raw materials	155.0	135.9

Net inventory	$366.9	$350.5

Note 5: Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2010	December 31, 2009
	(in Millions)
Property, plant and equipment	$2,757.8	$2,749.8
Accumulated depreciation	1,814.6	1,785.3

Property, plant and equipment, net	$943.2	$964.5

Note 6: Asset Retirement Obligations

As of September 30, 2010, the balance of our asset retirement obligations was $7.1 million. This amount decreased $8.0 million from December 31, 2009, primarily due to payments against the reserve and the reduction of our estimated asset

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

retirement obligation liability associated with our Bayport butyllithium facility (See Note 7). A more complete description of our asset retirement obligations can be found in Note 8 to our 2009 consolidated financial statements on our 2009 10-K.

Note 7: Restructuring and other charges (income)

Our restructuring and other charges (income) are comprised of restructuring, asset impairments and other charges (income) as noted below:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in Millions)
Baltimore Phase Out	$—	$0.2	$—	$1.5
Alginates Restructuring	(0.1)	3.6	6.1	9.9
Bayport Butyllithium Shutdown	(0.2)	0.1	(1.1)	7.6
Barcelona Facility Shutdown	1.0	5.5	10.6	18.0
Santa Clara Shutdown	—	—	(1.1)	6.6
Other Items	1.0	8.9	1.6	18.8

Restructuring Charges and Asset Impairments	$1.7	$18.3	16.1	$62.4
Princeton Property Sale	—	(2.3)	—	(2.3)
Sodium Sulfate Assets Sale	—	(1.0)	—	(1.0)
Legal Matters	(0.3)	21.0	1.5	23.6
Environmental Charges, Net at Operating Sites (see Note 10)	1.3	(4.9)	9.7	(0.9)
Other, Net	1.0	1.2	8.4	3.1

Other Charges (Income), Net	$2.0	$14.0	$19.6	$22.5

Total Restructuring and Other Charges (Income)	$3.7	$32.3	$35.7	$84.9

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

We recorded charges totaling $1.5 million during the nine months ended September 30, 2009, which consisted of (i) demolition costs of $1.0 million and (ii) other shutdown costs of $0.5 million.

Specialty Chemicals

Alginates Restructuring

In January 2009, we announced plans to realign our BioPolymer alginates manufacturing operations in Norway and the United Kingdom as we continued integration of the International Specialty Products (ISP) alginates business acquired in August 2008.

We recorded a net benefit of $0.1 million during the three months ended September 30, 2010, which consisted of a reduction to previously recorded severance reserves of $0.6 million and other shut down charges of $0.5 million.

We recorded charges totaling $6.1 million during the nine months ended September 30, 2010, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $0.7 million, (ii) a reduction to previously recorded severance

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

reserves of $0.6 million, (iii) the accrual of costs associated with leased properties which we have ceased using of $5.2 million and (iv) other shut down charges of $0.8 million.

We recorded charges totaling $3.6 million during the three months ended September 30, 2009, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $3.2 million and (ii) severance and employee benefits of $0.4 million.

We recorded charges totaling $9.9 million during the nine months ended September 30, 2009, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $6.5 million, (ii) severance and employee benefits of $3.2 million and (iii) other shut down charges of $0.2 million.

Bayport Shutdown

In March 2009, we made the decision to close our Bayport butyllithium facility located in Bayport, Texas. The Bayport butyllithium facility is part of our Lithium division which is included in our Specialty Chemicals segment. Our decision is consistent with our ongoing strategy to be globally competitive and focus on products consistent with market demands.

We recorded income of $0.2 million during the three months ended September 30, 2010, which consisted of (i) a reduction of previously recorded retirement obligations at the site of $0.1 million and (ii) a reduction to previously recorded severance reserves of $0.1 million.

We recorded income of $1.1 million during the nine months ended September 30, 2010, which consisted of (i) a reduction of previously recorded retirement obligations at the site of $0.9 million (See Note 6) and (ii) a reduction to previously recorded severance reserves of $0.2 million.

We recorded charges totaling $0.1 million during the three months ended September 30, 2009, which related to accelerated depreciation on fixed assets to be abandoned.

We recorded charges totaling $7.6 million during the nine months ended September 30, 2009, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $6.9 million and (ii) severance and employee benefits of $0.7 million.

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

We recorded charges totaling $1.0 million during the three months ended September 30, 2010.

We recorded charges totaling $10.6 million during the nine months ended September 30, 2010, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $10.1 million, (ii) a reduction to previously recorded severance reserves of $0.2 million and (iii) other shut down costs of $0.7 million.

We recorded charges totaling $5.5 million during the three months ended September 30, 2009, which consisted of accelerated depreciation on fixed assets to be abandoned of $7.7 million offset by a $2.2 million benefit due to a reduction in our estimated severance and employee benefits for the shutdown that had been accrued in the second quarter of 2009.

We recorded charges totaling $18.0 million during the nine months ended September 30, 2009, which consisted of (i) severance and employee benefits of $10.3 million and (ii) accelerated depreciation on fixed assets to be abandoned of $7.7 million.

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

We recorded income of $1.1 million during the nine months ended September 30, 2010, which related to the reversal of a previously recorded loss contingency.

We recorded charges totaling $6.6 million during the nine months ended September 30, 2009, which consisted of (i) accelerated depreciation on fixed assets to be abandoned of $3.4 million, (ii) severance and employee benefits of $1.5 million and (iii) other shut down costs of $1.7 million.

Other Items

In addition to the restructurings described above, we engaged in certain other restructuring activities during the three and nine months ended September 30, 2010 and 2009 which resulted in severance and asset abandonment charges. We expect these restructuring charges to improve our global competitiveness through improved cost efficiencies.

Restructuring and other charges (income) for the three months ended September 30, 2010, included $1.0 million of charges representing severance costs due to workforce restructurings, primarily related to our Industrial Chemicals segment.

Restructuring and other charges (income) for the nine months ended September 30, 2010, included $2.3 million of severance costs due to workforce restructurings, primarily related to our Industrial Chemicals segment. We also recorded a $0.9 million gain related to foreign currency translation adjustment as a result of the liquidation of a legal entity that owned a co-generation facility at Foret. Remaining restructuring and other charges (income) for the nine months ended September 30, 2010, represents other miscellaneous net charges of $0.2 million.

Restructuring and other charges (income) for the three months ended September 30, 2009, included $7.1 million of severance costs due to workforce restructurings, of which $5.8 million related to our Industrial Chemicals segment and $1.3 million related to our Specialty Chemicals segment. We also recorded $1.6 million of asset abandonment charges, of which $1.1 million related to our Industrial Chemicals segment and $0.5 million related to our Specialty Chemicals segment. Asset abandonment charges were determined based upon our decision and related analysis to abandon these assets before the end of their previously estimated life. Remaining restructuring and other charges (income) for the three months ended September 30, 2009, represents other miscellaneous net charges of $0.2 million.

Restructuring and other charges (income) for the nine months ended September 30, 2009, included $11.6 million of severance costs due to workforce restructurings, of which $9.5 million related to our Industrial Chemicals segment and $2.1 million related to our Specialty Chemicals segment. We also recorded $6.8 million of asset abandonment charges, of which $2.6 million related to our Agricultural Products segment, $2.6 million related to our Industrial Chemicals segment and $1.6 million related to our Specialty Chemicals segment. Remaining restructuring and other charges (income) for the nine months ended September 30, 2009, represents other miscellaneous net charges of $0.4 million.

Rollforward of Restructuring Reserves

The following table shows a rollforward of restructuring reserves and the related spending and other changes:

(in Millions)	Balance at 12/31/09 (3)	Increase in reserves (2)	Cash payments	Other Adjustments (4)	Balance at 9/30/10 (3)
Alginates Restructuring	$8.5	$5.4	$(9.6)	$0.2	$4.5
Bayport Butyllithium Facility Shutdown	0.3	(0.1)	(0.2)	—	—
Bromborough Lithium Metal Production Unit Shutdown	1.8	—	(1.8)	—	—
Barcelona Facility Shutdown	10.1	0.5	(6.9)	(0.9)	2.8
Santa Clara Facility Shutdown	1.1	(1.1)	—	—	—
Other Workforce Related and Facility Shutdowns (1)	0.8	2.5	(2.8)	0.7	1.2

Total	$22.6	$7.2	$(21.3)	$—	$8.5

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.
(2)	Primarily severance costs and in the Alginates Restructuring row, the accrual of costs associated with leased properties which we have ceased using. The impairment and accelerated depreciation charges noted above impacted our property, plant and equipment balances and are not included in the above tables.
(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.
(4)	Primarily includes foreign currency translation adjustments.

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

Sodium Sulfate Assets Sale

We completed the sale of Foret’s sodium sulfate co-generation facility in the third quarter of 2009 for a gain of $1.0 million.

Legal Matters

During the nine months ended September 30, 2010, we recorded $1.5 million of net charges primarily related to a legal settlement associated with the U.S. hydrogen peroxide matter in our Industrial Chemicals segment. During the three months ended September 30, 2010, the benefit of $0.3 million represents a credit we received related to this matter. See Note 17 for additional details.

During the three and nine months ended September 30, 2009, we recorded an approximate charge of $21 million in connection with the resolution of a regulatory matter in our Industrial Chemicals segment. The regulatory matter involved proceedings against FMC, its Netherlands subsidiary, and Foret, following an investigation of the European producers of animal feed phosphates concerning possible violations of competition law. This charge was paid in the third quarter of 2010.

During the nine months ended September 30, 2009, we recorded $2.6 million of charges primarily representing settlements with state authorities for property claims.

Environmental Charges, Net at Operating Sites

During the three and nine months ended September 30, 2010, we recorded $1.3 million and $9.7 million of net charges, respectively, related to environmental remediation at continuing operating sites. See Note 10 for additional details.

During the three and nine months ended September 30, 2009, we recorded a net gain of $4.9 million and $0.9 million, respectively, primarily representing recoveries partially offset by charges related to environmental remediation at continuing operating sites.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Other Net

In the second quarter of 2010, our Agricultural Products segment acquired certain rights relating to a herbicide compound still under development. We recorded $5.7 million for these rights as a charge to “Restructuring and other charges (income)” in the condensed consolidated statements of income for the nine months ended September 30, 2010.

In the third quarter of 2007, our Agricultural Products segment entered into a collaboration and license agreement with another third-party company for the purpose of obtaining certain technology and intellectual property rights. During the first and third quarters of 2009, we extended our rights under this agreement. We have recorded an additional $1.0 million and $2.0 million as a charge for the three and nine months ended September 30, 2009. We recorded additional charges of $0.5 million related to this agreement during the three and nine months ended September 30, 2010.

Remaining other net charges for the three and nine months ended September 30, 2010 and 2009 primarily represents the accrual of interest associated with the European Commission fine recorded during the year ended December 31, 2006 and adjustments to previously recorded restructuring reserves.

Note 8: Debt

Debt maturing within one year:

Debt maturing within one year consists of the following:

(in Millions)	September 30, 2010	December 31, 2009
Short-term debt	$27.5	$33.4
Current portion of long-term debt	105.4	22.5

Total debt maturing within one year	$132.9	$55.9

Short-term debt consisted of foreign credit lines at September 30, 2010 and December 31, 2009. We often provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Long-term debt:

Long-term debt consists of the following:

(in Millions)	September 30, 2010
	Interest Rate Percentage	Maturity Date	9/30/2010	12/31/2009
Pollution control and industrial revenue bonds (less unamortized discounts of $0.3 million and $0.3 million, respectively)	0.3-6.5%	2010-2035	$194.5	$198.4
Debentures (less unamortized discounts of $0.1 million and $0.1 million, respectively)	7.8%	2011	45.4	45.4
Senior notes (less unamortized discount of $0.9 million and $1.0 million, respectively)	5.2%	2019	299.1	299.0
European credit agreement	2.4%	2012	—	—
Domestic credit agreement	0.7%	2012	—	—
Foreign debt	0.0-11.3%	2010-2013	101.7	67.7

Total long-term debt			640.7	610.5

Less: debt maturing within one year			105.4	22.5

Total long-term debt, less current portion			$535.3	$588.0

At September 30, 2010 and December 31, 2009, respectively, we had no revolving credit facility borrowings under the European Credit Agreement. Available funds under this facility were $297.5 million and $315.4 million at September 30, 2010 and December 31, 2009, respectively.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

At September 30, 2010 and December 31, 2009, respectively, we had no borrowings under our Domestic Credit Agreement. Letters of credit outstanding under the Domestic Credit Agreement totaled $141.0 million and $153.2 million at September 30, 2010 and December 31, 2009, respectively. As such, available funds under the Domestic Credit Agreement were $459.0 million and $446.8 million at September 30, 2010 and December 31, 2009, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended September 30, 2010, was 1.2 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended September 30, 2010, was 15.9 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at September 30, 2010.

Note 9: Discontinued Operations

Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued between 1976 and 2001. The primary liabilities retained include environmental liabilities, other post-retirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.

Our discontinued operations comprised the following:

(in Millions)	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Income/(Expense)
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2010, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2009, respectively)	$0.3	$0.2	$0.6	$0.9
Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations (net of income tax benefit of $3.5 million and $19.1 million for the three and nine months ended September 30, 2010, and $3.9 million and $10.2 million for the three and nine months ended September 30, 2009, respectively)	(5.7)	(6.3)	(31.0)	(16.6)
Income from an adjustment associated with a tax matter related to a previously discontinued operation	5.1	—	5.1	—

Discontinued operations, net of income taxes	$(0.3)	$(6.1)	$(25.3)	$(15.7)

2010

During the three and nine months ended September 30, 2010, we recorded a $9.2 million ($5.7 million after-tax) charge and a $50.1 million ($31.0 million after-tax) charge, respectively, to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $4.9 million ($3.0 million after-tax) and $33.4 million ($20.7 million after-tax) for the three and nine months ended September 30, 2010, respectively, related primarily to a provision increase for environmental issues at our Middleport site as well as operating and maintenance activities. See a rollforward of our environmental reserves in Note 10. We also recorded increases to legal reserves and expenses in the amount of $4.3 million ($2.7 million after-tax) and $16.7 million ($10.3 million after-tax) for the three and nine months ended September 30, 2010, respectively.

2009

During the three and nine months ended September 30, 2009, we recorded a $10.2 million ($6.3 million after-tax) charge and a $26.8 million ($16.6 million after-tax) charge, respectively, to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental recoveries of $2.9 million ($1.8 million after-tax) for the three months ended September 30, 2009, related primarily to recoveries related to our Front Royal site offset by a provision

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

increase for operating and maintenance activities. Environmental charges of $1.9 million ($1.1 million after-tax) for the nine months ended September 30, 2009, related primarily to a provision increase for operating and maintenance activities partially offset by recoveries. We also recorded increases to legal reserves and expenses in the amount of $13.1 million ($8.1 million after-tax) and $24.9 million ($15.5 million after-tax) for the three and nine months ended September 30, 2009, respectively.

Note 10: Environmental Obligations

We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $245.0 million and $204.2 million, excluding recoveries, have been provided at September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010 and December 31, 2009, expected recoveries were $70.8 million and $57.2 million, respectively, relating to existing contractual arrangements with U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” balance totaling $17.7 million and $20.1 million at September 30, 2010 and December 31, 2009, respectively, or as “Other assets” totaling $53.1 million and $37.1 million at September 30, 2010 and December 31, 2009, respectively, in the condensed consolidated balance sheets. Cash recoveries were $11.5 million in the first nine months of 2010. Total cash recoveries recorded for the year ended December 31, 2009, were $13.7 million.

The long-term portion of environmental reserves, net of recoveries, totaling $218.1 million and $167.0 million at September 30, 2010 and December 31, 2009, respectively, is included in “Environmental liabilities, continuing and discontinued”. The short-term portion of continuing obligations is recorded as “Accrued and other liabilities”.

We have estimated that reasonably possible environmental loss contingencies, net of expected recoveries, may exceed amounts accrued by approximately $90 million at September 30, 2010. Obligations that have not been reserved for may be material to any one quarter’s or year’s results of operations in the future. However, we believe any such liability arising from potential environmental obligations is not likely to have a materially adverse effect on our liquidity or financial condition and may be satisfied over the next twenty years or longer.

The table below is a rollforward of our environmental reserves, continuing and discontinued, from December 31, 2009 to September 30, 2010:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2009	$184.1

Provision	65.7
Spending, net of recoveries	(22.5)

Net Change	43.2

Total environmental reserves, net of recoveries at September 30, 2010	$227.3

Environmental reserves, current, net of recoveries (1)	9.2
Environmental reserves, long-term continuing and discontinued, net of recoveries	218.1

Total environmental reserves, net of recoveries at September 30, 2010	$227.3

(1)	“Current” includes only those reserves related to continuing operations.

The increase in our provision for environmental reserves for the period December 31, 2009 to September 30, 2010 is primarily due to an increase in reserves for our Middleport and Pocatello sites. During this time period, our positions with the regulatory authorities became better defined resulting in us adjusting our estimated liabilities for clean-up at these two sites. A summary of these events is described below.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Pocatello

We have successfully decommissioned our Pocatello plant, and formally requested that EPA acknowledge completion of work under a June 1999 RCRA Consent Decree. Future remediation costs include completion of one of the remedies identified in the Supplemental Feasibility Study (SFS) that addresses ground water contamination and existing waste disposal areas on the Pocatello plant portion of the Eastern Michaud Flats Superfund Site. In April 2010, EPA presented their recommended alternative from the SFS to the National Remedy Review Board (NRRB). The NRRB has endorsed the selection of this alternative, and EPA has circulated a draft of a proposed plan that would propose this alternative as the remedy. As a result of this event, we adjusted our estimated liability for clean up at this site. Additionally, we continue to conduct work pursuant to CERCLA unilateral administrative orders to address air emissions from vents beneath the cap of several of the closed RCRA ponds. The amount of the reserve for this site was $70.4 million at September 30, 2010, and $46.1 million at December 31, 2009.

Middleport

At our facility in Middleport, New York, we have constructed an engineered containment cover, closed RCRA regulated surface water impoundments and are collecting and treating both surface water runoff and ground water. A draft corrective measures study (CMS) has been prepared for some off plant areas and is under review by the USEPA, New York State Departments of the Environment and Health. This draft CMS was submitted in the second quarter of 2010. As a result of the CMS, we adjusted our estimated liability for clean up at this site. In the third quarter of 2010, we received comments on the draft CMS from the USEPA and the NYSDEC (collectively referred to as the Agencies). We are in the process of reviewing the comments and are in discussions with the Agencies. Additional costs may result in the event additional remediation is required by regulatory agencies during the review and approval of various components of the RCRA corrective measures study. The amount of the reserve for this site was $47.4 million at September 30, 2010, and $27.9 million at December 31, 2009.

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

Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were no potential common shares excluded from Diluted EPS for the three and nine months ended September 30, 2010. There were 279,615 potential common shares excluded from Diluted EPS for the three and nine months ended September 30, 2009.

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

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions Except Share and Per Share Data)	Three months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Earnings attributable to FMC stockholders:
Income from continuing operations attributable to FMC stockholders	$83.2	$34.1	$251.3	$182.1
Discontinued operations, net of income taxes	(0.3)	(6.1)	(25.3)	(15.7)

Net income	$82.9	$28.0	$226.0	$166.4
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.5)	(0.2)	(1.3)	(0.8)

Net income allocable to common stockholders	$82.4	$27.8	$224.7	$165.6

Basic earnings per common share attributable to FMC stockholders:
Continuing operations	$1.14	$0.47	$3.46	$2.52
Discontinued operations	(0.00)	(0.08)	(0.35)	(0.22)

Net income	$1.14	$0.39	$3.11	$2.30

Diluted earnings per common share attributable to FMC stockholders:
Continuing operations	$1.14	$0.46	$3.43	$2.48
Discontinued operations	(0.01)	(0.08)	(0.35)	(0.21)

Net income	$1.13	$0.38	$3.08	$2.27

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	72,341	72,065	72,373	72,177
Weighted average additional shares assuming conversion of potential common shares	714	1,080	926	1,139

Shares – diluted basis	73,055	73,145	73,299	73,316

Note 12: Comprehensive Income

Comprehensive income includes all changes in equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income for the three and nine months ended September 30, 2010 and 2009 consisted of the following:

(in Millions)	Three months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
Net income	$85.9	$29.4	$235.2	$172.0
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $3.5 and $7.6 for the three and nine months ended September 30, 2010, respectively and $4.9 and $13.5 for the three and nine months ended September 30, 2009, respectively	5.7	7.2	12.5	21.3
Foreign currency translation adjustment	35.9	16.5	(18.0)	22.9
Net deferral of hedging gains (losses) and other	(7.1)	(0.3)	(7.0)	7.2
Net unrealized pension and other benefit actuarial gains/(losses) and prior service (cost) credits	(1.3)	(1.1)	0.9	(2.8)

Comprehensive income	119.1	51.7	223.6	220.6
Less: Comprehensive income attributable to the noncontrolling interest	3.2	1.3	9.2	5.4

Comprehensive income attributable to FMC stockholders	$115.9	$50.4	$214.4	$215.2

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 13: Equity

Refer to the below table for a reconciliation of equity, equity attributable to the parent, and equity attributable to noncontrolling interests:

	FMC’s Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(in Millions, Except Per Share Data)
Balance December 31, 2009	$1,076.4	$56.7	$1,133.1
Net income	226.0	9.2	235.2
Stock compensation plans	22.0	—	22.0
Excess tax benefits from share-based compensation	51.5	—	51.5
Shares for benefit plan trust	0.2	—	0.2
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $7.6	12.5	—	12.5

Net unrealized pension and other benefit actuarial gains/(losses) and prior service cost credits, net of income tax expense of $0.5	0.9	—	0.9

Net deferral of hedging gains (losses) and other, net of income tax benefit of $4.3	(7.0)	—	(7.0)
Foreign currency translation adjustments	(18.0)	—	(18.0)
Dividends ($0.375 per share)	(27.3)	—	(27.3)
Repurchases of common stock	(35.0)	—	(35.0)
Distributions to noncontrolling interests	—	(11.0)	(11.0)

Balance September 30, 2010	$1,302.2	$54.9	$1,357.1

Share-Based Compensation

For tax purposes, share-based compensation expense is deductible in the year of exercise or vesting based on the intrinsic value of the award on the date of exercise or vesting. For financial reporting purposes, share-based compensation expense is based upon grant-date fair value and amortized over the vesting period. Excess tax benefits represent the difference between the share-based compensation expense for financial reporting purposes and the deduction taken for tax purposes. These excess tax benefits cannot be reported in our financial statements while a net operating loss exists. From the adoption of share-based compensation accounting in 2006 through March 31, 2010 we did not recognize any excess tax benefits in our consolidated balance sheets from the exercise of stock options and the vesting of restricted awards, due to our U.S. net operating loss carryforward position.

During the second and third quarter of 2010 we utilized the remaining U.S. financial net operating losses as we generated U.S. income during 2010 sufficient to absorb the remaining unrecognized excess tax benefits. As a result, we recognized all of the excess tax benefits from the exercise of stock options and the vesting of restricted stock awards from 2006 through 2009 as well as the excess tax benefits generated during the period from January 1, 2010 through September 30, 2010. As of September 30, 2010, we recognized $51.5 million of excess tax benefits, of which $44 million related to years 2006 through 2009, on our condensed consolidated balance sheet as a component of equity. This amount is also included as a financing activity in our condensed consolidated statements of cash flows for the nine months ended September 30, 2010.

Dividends and Share Repurchases

On October 21, 2010, we paid dividends totaling $9.1 million to our shareholders of record as of September 30, 2010. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of September 30, 2010. For the nine months ended September 30, 2010 and September 30, 2009, we paid $27.3 million in dividends, respectively.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the nine months ended September 30, 2010, we repurchased 565,716 shares under the publicly announced repurchase program for $35 million. The remaining dollar value of shares that may yet be purchased under this program was $155 million at September 30, 2010. We intend to repurchase up to $100 million of our common stock in the fourth quarter of 2010. We also reacquire shares from time to time from employees for taxes owed in connection with the vesting and exercise of awards under our equity compensation plans.

Note 14: Pensions and Other Postretirement Benefits

The following table summarizes the components of net annual benefit cost (income) for the three and nine months ended September 30, 2010 and 2009:

(in Millions)	Three months ended September 30,				Nine months ended September 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
Components of net annual benefit cost:
Service cost	$4.7	$3.5	$0.1	$—	$13.8	$12.4	$0.2	$0.1
Interest cost	16.2	16.5	0.7	0.5	47.5	48.1	1.9	2.0
Expected return on plan assets	(19.7)	(18.3)	—	—	(59.4)	(55.9)	—	—
Amortization of transition assets	(0.1)	(0.1)	—	—	(0.1)	(0.1)	—	—
Amortization of prior service cost	0.4	0.2	(0.1)	(0.2)	0.9	0.6	(0.1)	(0.7)
Recognized net actuarial and other (gain) loss	6.8	1.9	(0.1)	(0.3)	20.0	4.3	(0.3)	(0.7)
Recognized loss due to settlement	—	—	—	—	—	0.5	—	—

Net periodic benefit cost from continuing operations	$8.3	$3.7	$0.6	$—	$22.7	$9.9	$1.7	$0.7

We made voluntary cash contributions to our U.S. defined benefit pension plan of $80 million in the nine months ended September 30, 2010 which we expect to be our total voluntary cash contributions to the plan for 2010. In the second quarter of 2009, we closed out our obligations associated with our Canadian defined benefit pension plan through the purchase of an insurance annuity. This event resulted in a settlement charge of $0.5 million.

Note 15: Income Taxes

Income tax expense was $32.3 million resulting in an effective tax rate of 27.3 percent for the three months ended September 30, 2010, compared to expense of $27.2 million resulting in an effective tax rate of 43.4 percent for the three months ended September 30, 2009. The change in the effective tax rate was a result of a charge in 2009 related to the resolution of a regulatory matter in our Industrial Chemicals segment that is nondeductible for tax purposes. No such event occurred in the three months ended September 30, 2010. The change in the effective tax rate was also impacted by a reduction during the three months ended September 30, 2010, in our liability of $2.5 million for unrecognized tax benefits due to settlements of audits and expiration of statute of limitations. A change in the mix of domestic income compared to income earned outside of the U.S. also impacted the effective tax rate. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S.

Income tax expense was $106.8 million resulting in an effective tax rate of 29.1 percent for the nine months ended September 30, 2010, compared to expense of $74.2 million resulting in an effective tax rate of 28.3 percent for the nine months ended September 30, 2009. The change in the effective tax rate is partially impacted by the reasons discussed above in the three months ended September 30, 2010 discussion. The change was also impacted by a reduction in our liability in 2009 for unrecognized tax benefits of approximately $18 million as a result of settlements of audits and expiration of statute of limitations. The effective tax rate for the nine months ended September 30, 2010, was also impacted by a tax adjustment of $3.5 million recorded during the first quarter of 2010, due to a charge associated with a change in the tax treatment of the Medicare Part D subsidy which was enacted as part of the recent U.S. health care reform legislation.

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

The estimated fair value of the financial instruments in the above chart has been determined using available market information and appropriate valuation methods. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the below tables under the “Accounting for Derivative Instruments and Hedging Activities” section. The estimated fair value of debt is $702.5 million and $638.4 million and the carrying amount is $668.2 million and $643.9 million as of September 30, 2010 and December 31, 2009, respectively.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Commodity Price Risk

We are exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and entering into fixed-price contracts for the purchase of coal and fuel oil.

In the second quarter of 2010, our Agricultural Products segment began entering into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of September 30, 2010 and December 31, 2009, we had no such contracts in place.

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements to achieve a targeted mix of fixed and variable-rate debt. In the agreements, we exchange, at specified intervals, the difference between fixed and variable-interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2010 and December 31, 2009, we had no such swap agreements in place.

Concentration of Credit Risk

Our counterparties to derivative contracts are primarily to major financial institutions and organized exchanges. We limit the dollar amount of contracts entered into with any one financial institution and monitor counterparties’ credit ratings. We also enter into master netting agreements with each financial institution, where possible, which helps mitigate the credit risk associated with our financial instruments. While we may be exposed to credit losses due to the nonperformance of counterparties, we consider this risk remote.

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

As of September 30, 2010, we had open foreign currency forward contracts in AOCI in a net loss position of $1.1 million, before-tax, designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2011. The net loss from the foreign currency hedges included in AOCI at September 30, 2010, was $0.7 million after-tax. At September 30, 2010, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $408 million.

As of September 30, 2010, we had current open commodity contracts in AOCI in a net loss position of $9.0 million, before-tax, designated as cash flow hedges of underlying forecasted purchases, primarily natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2011. The net loss from the open commodity contracts included in AOCI at September 30, 2010, was $5.6 million after-tax. At September 30, 2010, we had 7.3 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.

Of the $6.3 million of net losses after-tax, representing both open foreign currency exchange contracts and open commodity contracts, $5.4 million in losses would be realized in earnings during the twelve months ending September 30, 2011, if spot rates in the future are consistent with forward rates as of September 30, 2010. Approximately $0.9 million of net losses would be realized at various times, subsequent to September 30, 2011. The actual effect on earnings will be dependent on actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

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

We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $370 million at September 30, 2010. We hold a natural gas option instrument with a notional amount of approximately 1.8 million mmBTUs at September 30, 2010.

The following table provides the fair value and balance sheet presentation of our derivative instruments as of September 30, 2010 and December 31, 2009.

(in Millions)		September 30, 2010	December 31, 2009
	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid and other current assets	$—	$—
Commodity contracts	Prepaid and other current assets	0.2	4.4

Total Derivative Assets		0.2	4.4

Foreign exchange contracts	Accrued and other liabilities	(1.1)	(1.3)
Commodity contracts	Accrued and other liabilities	(9.2)	(3.2)

Total Derivative Liabilities		(10.3)	(4.5)

Net Derivative Assets/(Liabilities)		$(10.1)	$(0.1)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Prepaid and other current assets	$0.3	$0.5
Commodity contracts	Prepaid and other current assets	0.2	0.5

Total Derivative Assets		0.5	1.0

Foreign exchange contracts	Accrued and other liabilities	(2.6)	(0.6)
Commodity contracts	Accrued and other liabilities	—	—

Total Derivative Liabilities		(2.6)	(0.6)

Net Derivative Assets/(Liabilities)		$(2.1)	$0.4

The information included in the above chart is also presented in our fair value table included under the heading “Fair Value Measurements” included in this note.

The following tables provide the impact of derivative instruments and related hedged items on the condensed consolidated statements of income for the three and nine months ended September 30, 2010 and 2009.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Derivatives in Cash Flow Hedging Relationships

(in Millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Foreign exchange contracts	$(1.7)	$0.1	$1.8	$3.1	$—	$0.2
Commodity contracts	(3.6)	(6.2)	(1.3)	(4.2)	—	—

Total	$(5.3)	$(6.1)	$0.5	$(1.1)	$—	$0.2

(in Millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Foreign exchange contracts	$0.6	$15.0	$(1.5)	$(7.1)	$—	$—
Commodity contracts	5.1	11.7	(8.1)	(24.4)	—	(0.6)

Total	$5.7	$26.7	$(9.6)	$(31.5)	$—	$(0.6)

(a)	Amounts are included in “Cost of sales and services” on the condensed consolidated statements of income.

Derivatives Not Designated as Hedging Instruments

(in Millions)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Foreign Exchange contracts	Cost of Sales and Services	$(0.3)	$(8.6)	$(1.3)	$(31.2)
Commodity contracts	Cost of Sales and Services	(0.4)	0.2	(0.8)	(0.5)

Total		$(0.7)	$(8.4)	$(2.1)	$(31.7)

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

The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in our condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009.

(in Millions)	9/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$0.1	$0.1	$—	$—
Derivatives – Commodity (2)	0.4	—	0.4	—
Derivatives – Foreign Exchange (2)	0.3	—	0.3	—
Other (3)	23.6	23.6	—	—

Total Assets	$24.4	$23.7	$0.7	$—

Liabilities
Derivatives – Commodity (4)	$9.2	$—	$9.2	$—
Derivatives – Foreign Exchange (4)	3.7	—	3.7	—
Other (5)	32.4	32.4	—	—

Total Liabilities	$45.3	$32.4	$12.9	$—

(in Millions)	12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities (1)	$0.1	$0.1	$—	$—
Derivatives – Commodity (2)	4.9	—	4.9	—
Derivatives – Foreign Exchange (2)	0.5	—	0.5	—
Other (3)	21.9	21.9	—	—

Total Assets	$27.4	$22.0	$5.4	$—

Liabilities
Derivatives – Commodity (4)	$3.2	$—	$3.2	$—
Derivatives – Foreign Exchange (4)	1.9	—	1.9	—
Other (5)	31.2	31.2	—	—

Total Liabilities	$36.3	$31.2	$5.1	$—

(1)	Amounts included in “Investments” in the condensed consolidated balance sheets.
(2)	Amounts included in “Prepaid and other current assets” in the condensed consolidated balance sheets.
(3)	Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the condensed consolidated balance sheets.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(4)	Amounts included in “Accrued and other liabilities” in the condensed consolidated balance sheets.
(5)	Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the condensed consolidated balance sheets.

The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our condensed consolidated balance sheets during the nine months ended September 30, 2010 and the year ended December 31, 2009.

(in Millions)	Nine Months Ended 9/30/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Nine Months Ended September 30, 2010)
Assets
Long-lived assets to be abandoned (1)	$—	$—	$—	$—	$(2.2)

Total Assets	$—	$—	$—	$—	$(2.2)

Liabilities
Liabilities associated with exit activities (2)	$5.0	$—	$5.0	$—	$(5.0)

Total Liabilities	$5.0	$—	$5.0	$—	$(5.0)

(1)	We recorded charges of $2.2 million related to the write-off of certain assets in our Industrial Chemicals segment during the nine months ended September 30, 2010. We recorded charges to write down the value of these long-lived assets to their fair value of zero as the long-lived assets have no future use and are anticipated to be demolished.
(2)	In connection with the Alginates restructuring discussed in Note 7, we recorded liabilities in the amount of $5.0 million during the nine months ended September 30, 2010, related to the accrual of costs associated with leased properties which we have ceased using.

(in Millions)	Year Ended 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2009)
Assets
Long-lived assets to be abandoned (1)	$—	$—	$—	$—	$(32.2)
Assets acquired through acquisitions (2)	33.9	—	1.5	32.4	—

Total Assets	$33.9	$—	$1.5	$32.4	$(32.2)

Liabilities
Asset retirement obligations (3)	$12.2	$—	$—	$12.2	$—
Liabilities associated with acquisitions (2)	1.0	—	—	1.0	—
Liabilities associated with exit activities (4)	24.5	—	24.5	—	(18.1)

Total Liabilities	$37.7	$—	$24.5	$13.2	$(18.1)

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(1)	We initiated multiple facility phase-outs during the twelve months ended December 31, 2009—primarily the Barcelona facility, the Santa Clara facility, and the Bayport and Bromborough Lithium facilities. In connection with the phase-outs, we recorded charges to write down the value of the related long-lived assets to be abandoned to their fair value of zero as the long-lived assets have no future use and are anticipated to be demolished. The loss noted in the above table represents the accelerated depreciation of these assets recorded during the period.
(2)	As part of the acquisitions in our Agricultural Products segment, we are required to recognize the assets acquired, liabilities assumed and contingent consideration at their fair values on the acquisition date. The level 3 assets identified above represent various acquired intangible assets that were valued using various forms of the income valuation approach. The valuation inputs included an estimate of future cash flows and discount rates based on the internal rate of return and the weighted average rate of return. The level 3 liabilities identified above represent the fair value of contingent consideration incurred as part of the acquisition.
(3)	In connection with the facility phase-outs during the twelve months ended December 31, 2009—primarily the Barcelona facility, the Santa Clara facility and the Bayport and Bromborough Lithium facilities—we accelerated the estimated settlement dates associated with the asset retirement obligations at these facilities and as a result recorded an increase to these obligations in the amount of $12.2 million. We estimated the fair value of the asset retirement obligations based on engineering estimates provided by experienced engineers who have dealt with the retirement of and disposal of contaminated equipment, instruments and hazardous chemicals. The associated asset retirement obligations are capitalized as part of the carrying amount of related long-lived assets and this capitalized cost is depreciated on an accelerated basis over the remaining phase-out period of the expected facility operation.
(4)	In connection with the facility phase-outs noted above, we recorded liabilities in the amount of $24.5 million related to severance costs and contract termination fees.

Note 17: Guarantees, Commitments, and Contingencies

We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

Guarantees and Other Commitments

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at September 30, 2010:

(in Millions)	September 30, 2010
Guarantees:
- Guarantees of vendor financing	$18.4
- Foreign equity method investment debt guarantees	3.5

Total	$21.9

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $18.4 million and $49.5 million at September 30, 2010 and December 31, 2009, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”. The higher level of guarantees at December 31, 2009 compared with September 30, 2010 arose from a greater borrowing need of our Brazilian sugar cane customers in 2009.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of September 30, 2010, these guarantees had maximum potential payments of $3.5 million compared to $5.8 million at December 31, 2009.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of “Restructuring and other charges (income)”. Since we are not required to make the payment during the appeal process, the liability has been classified as long-term in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009. Both we and Foret have appealed the decision of the Commission. The Foret appeal was argued before the Court of First Instance on March 4, 2010, but no decision has been rendered. The FMC appeal was argued in May of 2010. During the appeal process, interest accrues on the fine at a rate, which as of September 30, 2010, was 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At September 30, 2010, the amount of the letter of credit was €30.5 million (U.S. $41.2 million).

In February 2005, putative direct and indirect purchaser class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Related cases were also filed in various state courts. In January 2009, FMC reached an agreement to settle with the direct purchaser class for $10 million, with a pro rata credit for opt outs. The $10 million figure was included as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. Ten companies (predominantly paper producers) opted out of this class settlement. FMC settled with two of the ten for an amount within the opt out credit described above. The remaining eight opt outs filed suit against FMC and, in some cases, Foret. These cases were assigned to the same judge as the class action. FMC’s motion to dismiss the opt out claims to the extent they were based on foreign purchases was granted on April 1, 2010. FMC has settled the remaining claims of these eight opt outs for $1.7 million which is net of a $0.3 million opt out credit. Another individual opt out case was dismissed following the bankrupt opt out’s decision to participate in the class settlement. FMC settled the indirect purchaser class claims for $0.25 million. The settlement has been preliminarily approved by the Court. All remaining state court cases will be dismissed following final approval of the indirect purchaser settlement. We recorded the $2.0 million as a component of “Restructuring and other charges (income)” in our condensed consolidated statements of income for the nine months ended September 30, 2010. In addition, putative class actions against the six major hydrogen peroxide producers have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. Four of the defendants have settled these claims for a total of approximately $20.5 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide. FMC moved for leave to appeal the class certification decision, which was denied in June 2010. The Company intends to defend these cases.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 18: Segment Information

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Agricultural Products	$308.9	$268.3	$907.3	$782.1
Specialty Chemicals	202.2	191.7	619.4	558.9
Industrial Chemicals	262.4	254.4	781.7	766.6
Eliminations	(1.0)	(1.1)	(2.6)	(3.5)

Total	$772.5	$713.3	$2,305.8	$2,104.1

Income (loss) from continuing operations before income taxes
Agricultural Products	$75.1	$59.2	$247.5	$242.2
Specialty Chemicals	47.1	40.9	139.0	119.5
Industrial Chemicals	30.0	20.7	94.3	57.0
Eliminations	0.1	—	0.2	(0.1)

Segment operating profit (1)	152.3	120.8	481.0	418.6
Corporate	(15.9)	(10.3)	(42.9)	(31.9)
Other income (expense), net	(7.6)	(8.3)	(15.3)	(21.1)

Operating profit before the items listed below	128.8	102.2	422.8	365.6
Interest expense, net	(9.6)	(6.2)	(29.0)	(19.7)
Restructuring and other income (charges) (2)	(3.7)	(32.3)	(35.7)	(84.9)
Purchase accounting inventory fair value impact and other related inventory adjustments (3)	—	(2.4)	—	(4.7)
Provision for income taxes	(32.3)	(27.2)	(106.8)	(74.2)
Discontinued operations, net of income taxes	(0.3)	(6.1)	(25.3)	(15.7)

Net income attributable to FMC stockholders	$82.9	$28.0	$226.0	$166.4

(1)	Results for all segments are net of noncontrolling interests of $3.0 million and $9.2 million in the three and nine months ended September 30, 2010, respectively and $1.4 million and $5.6 million in the three and nine months ended September 30, 2009, respectively. The majority of these noncontrolling interests pertain to our Industrial Chemicals segment.
(2)	See Note 7 for details of restructuring and other charges (income). Amounts in this line item for the three months ended September 30, 2010, related to Agricultural Products ($0.6 million), Specialty Chemicals ($0.4 million-gain), Industrial Chemicals ($2.2 million) and Corporate ($1.3 million). Amounts in this line item for the three months ended September 30, 2009, related to Agricultural Products ($1.2 million), Specialty Chemicals ($5.5 million), Industrial Chemicals ($32.8 million) and Corporate ($7.2 million - gain).

Amounts in this line item for the nine months ended September 30, 2010, related to Agricultural Products ($6.7 million), Specialty Chemicals ($5.4 million), Industrial Chemicals ($14.8 million) and Corporate ($8.8 million). Amounts in this line item for the nine months ended September 30, 2009, related to Agricultural Products ($6.1 million), Specialty Chemicals ($21.3 million), Industrial Chemicals ($58.1 million) and Corporate ($0.6 million - gain).

(3)	Charges related to amortization of the inventory fair value step-up resulting from the application of purchase accounting associated with the third quarter 2008 acquisition in our Specialty Chemicals segment and the first quarter 2009 acquisition in our Agricultural Products segment. In 2009, we also recorded inventory adjustments related to the third quarter 2008 acquisition in our Specialty Chemicals segment and subsequent alginates business restructuring. On the condensed consolidated statements of income, these charges are included in “Costs of sales and services” for the three and nine months ended September 30, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS AND REGULATORY ITEMS

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

2010 Year To Date Highlights

Our businesses this year have been positively impacted by the increase in global economic activity resulting in higher volumes. Results for the nine months ended September 30, 2010, reflect increases in both consolidated revenues and earnings driven by solid performance in all three of our operating segments.

Our Agricultural Products segment revenues increased 16 percent year to date, driven by sales gains in North America, Latin America, particularly Brazil, and Asia due to improved market conditions in several key crops and growth from new and recently introduced products. Revenue also increased in our Specialty Chemicals segment with revenues up 11 percent compared to the prior year period. Revenue increases in the Specialty Chemicals segment were led by a robust demand recovery in lithium primaries and strong commercial performance in BioPolymer. Our Industrial Chemicals segment revenues increased two percent from the year-ago period as volume gains across all businesses were largely offset by reduced selling prices and lower electricity sales stemming from the sale of a Spanish cogeneration facility in 2009.

Agricultural Products operating profit increased two percent compared to the prior year period reflecting strong sales performance partially offset by less favorable mix, higher inventory and distribution costs, increased selling and administrative expenses and higher spending on growth initiatives. Specialty Chemicals operating profit grew by 16 percent as volume gains in lithium primaries, favorable commercial performance in BioPolymer and the benefits of productivity initiatives were partially offset by higher raw material costs. Industrial Chemicals operating profit increased 65 percent from the prior year period, driven by the strong demand recovery and lower raw material, particularly phosphate rock, and energy costs which more than offset lower selling prices across the segment.

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

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue
Agricultural Products	$308.9	$268.3	$907.3	$782.1
Specialty Chemicals	202.2	191.7	619.4	558.9
Industrial Chemicals	262.4	254.4	781.7	766.6
Eliminations	(1.0)	(1.1)	(2.6)	(3.5)

Total	$772.5	$713.3	$2,305.8	$2,104.1

Income (loss) from continuing operations before income taxes
Agricultural Products	$75.1	$59.2	$247.5	$242.2
Specialty Chemicals	47.1	40.9	139.0	119.5
Industrial Chemicals	30.0	20.7	94.3	57.0
Eliminations	0.1	—	0.2	(0.1)

Segment operating profit (1)	152.3	120.8	481.0	418.6
Corporate	(15.9)	(10.3)	(42.9)	(31.9)
Other income (expense), net	(7.6)	(8.3)	(15.3)	(21.1)
Interest expense, net	(9.6)	(6.2)	(29.0)	(19.7)
Corporate special income (charges):
Restructuring and other income (charges)	(3.7)	(32.3)	(35.7)	(84.9)
Purchase accounting inventory fair value impact and other related inventory adjustments	—	(2.4)	—	(4.7)
Provision for income taxes	(32.3)	(27.2)	(106.8)	(74.2)
Discontinued operations, net of income taxes	(0.3)	(6.1)	(25.3)	(15.7)

Net income attributable to FMC stockholders	$82.9	$28.0	$226.0	$166.4

(1)	Results for all segments are net of noncontrolling interests of $3.0 million and $9.2 million in the three and nine months ended September 30, 2010, respectively and $1.4 million and $5.6 million in the three and nine months ended September 30, 2009, respectively. The majority of these noncontrolling interests pertain to our Industrial Chemicals segment.

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

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income attributable to FMC stockholders	$82.9	$28.0	$226.0	$166.4
Corporate special charges (income), pre-tax	3.7	34.7	35.7	89.6
Income tax expense (benefit) on Corporate special charges (income)	(1.1)	(3.8)	(12.0)	(21.6)

Corporate special charges (income), net of income taxes	2.6	30.9	23.7	68.0
Discontinued operations, net of income taxes	0.3	6.1	25.3	15.7
Tax adjustments	(2.3)	0.3	0.7	(14.9)

After-tax income from continuing operations excluding restructuring and other income and charges	$83.5	$65.3	$275.7	$235.2

Three months ended September 30, 2010 compared to Three months ended September 30, 2009

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
10-K.

Agricultural Products

(in Millions)	Three Months Ended September 30,		Increase/(Decrease)
	2010	2009	$	%
Revenue	$308.9	$268.3	$40.6	15%
Operating Profit	75.1	59.2	15.9	27

Revenue of $308.9 million increased approximately 15 percent versus the prior year quarter, as higher sales were recognized in all regions. North America revenue of $45.4 million increased 16 percent due to strong demand in the cotton market partially offset by weak pest pressure in the crop rescue market. Latin America revenue of $173.9 million increased 12 percent driven by improved market conditions, particularly in Brazil’s sugarcane and cotton markets, and growth in planted acres for key crops. Revenue in Asia of $54.6 million increased 33 percent reflecting improved market conditions, the introduction of new products and favorable currency impacts. Europe revenue of $35.0 million increased eight percent driven primarily by higher herbicide sales and a shift in sales from the second quarter due to the delayed growing season compared to the prior year.

Agricultural Products’ operating profit of $75.1 million increased approximately 27 percent compared to the year-ago quarter, reflecting sales gains and favorable product and geographic mix partially offset by increased spending on new product introductions and growth initiatives.

Specialty Chemicals

(in Millions)	Three Months Ended September 30,		Increase/(Decrease)
	2010	2009	$	%
Revenue	$202.2	$191.7	$10.5	5%
Operating Profit	47.1	40.9	6.2	15

Revenue in Specialty Chemicals was $202.2 million, an increase of approximately five percent versus the prior-year quarter. The increase was driven primarily by the continued demand recovery in lithium primaries, higher volumes and selling prices in lithium specialties and volume growth in BioPolymer.

BioPolymer revenue of $151.9 million increased three percent from the prior-year quarter. This increase was due to higher volumes which increased revenue by six percent. BioPolymer experienced broad-based volume gains across both food and pharmaceutical markets. This was partially offset by the impact of a weaker euro which had an unfavorable impact on revenue of three percent.

Lithium revenue of $50.3 million increased 14 percent from the prior-year quarter primarily due to higher volumes driven by improving economic conditions slightly offset by lower pricing. The improving economic conditions in lithium are driven primarily by growth in battery, metals and polymer markets in Asia.

Segment operating profit of $47.1 million increased 15 percent versus the year ago quarter, driven by the sales gains, favorable mix in BioPolymer’s food ingredients business and continuous productivity improvements, partially offset by higher raw material costs.

Industrial Chemicals

(in Millions)	Three Months Ended September 30,		Increase/(Decrease)
	2010	2009	$	%
Revenue	$262.4	$254.4	$8.0	3%
Operating Profit	30.0	20.7	9.3	45

Revenue in Industrial Chemicals was $262.4 million, an increase of approximately three percent versus the prior-year quarter. An increase in volumes across the segment increased revenues by five percent which was partially offset by a two percent decline in pricing. Soda ash revenues were up due to increased volumes, particularly in the export market, partially offset by lower prices. Soda ash volumes continued to rebound significantly from prior year. In our domestic market, our volume growth is in line with the demand recovery being experienced in flat glass, detergents and chemicals. In the export markets, demand is robust, especially in Asia and Latin America. The segment also experienced volume increases in peroxygens offset by reduced selling prices.

Segment operating profit of $30.0 million increased approximately 45 percent versus the year ago quarter as a result of the volume gains, lower raw material and energy costs and lower plant outage costs.

Other Results of Operations

Corporate expenses

We recorded expenses of $15.9 million in the third quarter of 2010 compared to $10.3 million in third quarter of 2009. The increase was primarily due to increased incentive compensation and consulting expenses in the third quarter of 2010 compared to the same period in 2009. The increase in consulting expenses is a result of several new initiatives, primarily involving global procurement, aimed at reducing the costs of goods and services purchased on a world-wide basis. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.

Other income (expense), net

Other income (expense), net is comprised primarily of last-in, first-out (“LIFO”) inventory adjustments and pension expense. Other expense decreased to $7.6 million in the third quarter of 2010 from $8.3 million in the same period of 2009. The decrease was due primarily to income related to a decrease in our LIFO inventory reserves partially offset by higher pension expense. Excluding pension expense, other income (expense), net is included as a component of the line item “Costs of sales and services” on our condensed consolidated statements of income. Pension expense is included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.

Interest expense, net

Interest expense, net for the third quarter of 2010 was $9.6 million as compared to $6.2 million in the third quarter of 2009. The increase was due to higher interest rates associated with our senior notes bond offering in the fourth quarter of 2009 whose proceeds were used to pay off lower variable rate debt under our committed credit facilities.

Corporate special income (charges)

Restructuring and other charges (income) totaled $3.7 million in the third quarter of 2010 compared to $32.3 million in the third quarter of 2009. Please see the table and further discussion regarding our restructuring and other charges (income) in Note 7 to our condensed consolidated financial statements included in this Form 10-Q. Charges (income) in this category for the quarter ended September 30, 2010, include the following:

Restructuring charges and asset impairments

•	A $1.0 million charge in our Industrial Chemicals segment due to our decision in 2009 to phase out operations of our Barcelona, Spain facility.

•	A $0.7 million of other net charges primarily related to adjustments to previously recorded restructuring reserves.

Other charges (income), net

•	Corporate net charges of $1.3 million relating to environmental remediation at operating sites.

•

$0.7 million of other net charges primarily representing charges associated with a collaboration and license agreement in our Agricultural Products segment and the accrual of interest associated with a European Commission fine currently being appealed.

The restructuring and other charges (income) of $32.3 million recorded in the third quarter of 2009 were a result of the following:

Restructuring charges and asset impairments

•

A $3.6 million charge in our Specialty Chemicals segment due to the realignment of our BioPolymer alginates manufacturing operations. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of approximately $3.2 million and (ii) severance and employee benefits of $0.4 million.

•

A $5.5 million charge in our Industrial Chemicals segment due to our decision to phase out operations of our Barcelona, Spain facility. The charge consisted of accelerated depreciation on fixed assets to be abandoned of $7.7 million offset by a $2.2 million benefit due to a reduction in our estimated severance and employee benefits for the shutdown that had been accrued in the second quarter of 2009.

•	$7.1 million of severance costs due to other workforce restructurings, of which $5.8 million related to our Industrial Chemicals segment and $1.3 million related to our Specialty Chemicals segment.

•	Other asset abandonment charges of $1.7 million, of which $1.1 million related to our Industrial Chemicals segment and $0.6 million related to our Specialty Chemicals segment.

•	$0.4 million of other charges primarily related to adjustments to previously recorded restructuring reserves.

Other charges (income), net

•	A $2.3 million net gain as a result of exiting our lease at our Princeton facility.

•	A gain of $1.0 million as a result of the sale of our sodium sulfate co-generation facility.

•	A charge of $21.0 million related to the resolution of a regulatory matter in our Industrial Chemicals segment.

•	A corporate net gain of $4.9 million representing recoveries partially offset by charges relating to environmental remediation at operating sites.

•	A $1.0 million charge related to our Agricultural Products segment acquiring further rights under a collaboration and license agreement with a third-party company.

•

$0.2 million of other net charges, primarily relating to the accrual of interest associated with a European Commission fine currently being appealed and adjustments related to previously recorded restructuring reserves.

Purchase accounting inventory fair value impact and other related inventory adjustments for the three months ended September 30, 2009, represents inventory adjustments related to the third quarter 2008 acquisition in our Specialty Chemicals segment and subsequent alginates business restructuring. On the condensed consolidated statements of income these charges are included in “Costs of sales and services” for the three months ended September 30, 2009. No such event occurred in the three months ended September 30, 2010.

Provision for income taxes

We recorded a provision of $32.3 million for the third quarter of 2010 compared to a provision of $27.2 million for the prior year period resulting in effective tax rates of 27.3 percent and 43.4 percent, respectively. The change in the effective tax rate was a result of a charge in 2009 related to the resolution of a regulatory matter in our Industrial Chemicals segment that is nondeductible for tax purposes. No such event occurred in the three months ended September 30, 2010. The change in the effective tax rate was also impacted by a reduction in our liability of $2.5 million for unrecognized tax benefits due to settlements of audits and expiration of statute of limitations. A change in the mix of domestic income compared to income earned outside of the U.S. also impacted the effective tax rate. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S.

Discontinued operations, net of income taxes

Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued between 1976 and 2001. The primary liabilities retained include environmental liabilities, other post-retirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.

Discontinued operations, net of income taxes totaled a loss of $0.3 million for the three months ended September 30, 2010, compared to a loss of $6.1 million for the three months ended September 30, 2009. The loss for the three months ended September 30, 2010, primarily related to an increase in our reserve for operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations partially offset by income from an adjustment associated with a tax matter related to a previously discontinued operation.

The loss for the three months ended September 30, 2009, primarily related to environmental charges to increase our reserve for operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations partially offset by recoveries related to our Front Royal site.

Net income attributable to FMC stockholders

Net income attributable to FMC stockholders increased to $82.9 million for the three months ended September 30, 2010, from $28.0 million for the three months ended September 30, 2009. The increase was primarily due to higher operating profits in all three of our segments and significantly lower restructuring and other charges (income). Partially offsetting this was an increase in corporate expenses and higher interest expense.

Nine months ended September 30, 2010 compared to Nine months ended September 30, 2009

In the discussion below, please refer to our chart on page 31 under “Overview”. All comparisons are between the periods unless otherwise noted.

Segment Results

Agricultural Products

(in Millions)	Nine Months Ended September 30,		Increase/(Decrease)
	2010	2009	$	%
Revenue	$907.3	$782.1	$125.2	16%
Operating Profit	247.5	242.2	5.3	2

Revenue of $907.3 million increased approximately 16 percent versus the prior year, as higher sales were recognized in North America, Europe, Latin America and Asia. North America crop sales increased 12 percent to $226.7 million due to strong demand for our proprietary herbicides, growth from new and recently introduced products, particularly our newly acquired herbicide, fluthiacet-methyl, and improving market conditions in some non-crop segments. Revenue in Europe of $140.5 million increased nine percent driven primarily by growth from new products, increased herbicide sales and favorable currency impacts primarily in the first quarter. Latin America revenue of $390.6 million increased 18 percent due to improved market conditions, particularly in the sugarcane and cotton segments, and growth in new and recently introduced products. Revenue in Asia increased 23 percent to $149.5 million reflecting better market conditions, the introduction of new products and growth in most countries particularly India, Indonesia, Australia and China.

Agricultural Products’ operating profit of $247.5 million increased two percent compared to the prior year period, reflecting strong sales performance partially offset by less favorable mix, higher inventory and distribution costs, increased selling and administrative expenses and higher spending on growth initiatives.

In 2010, full-year revenue growth of approximately 15 percent is expected, driven by increased volumes in most regions due to gradually improving market conditions and growth in new and recently introduced products. Full-year segment operating profit is expected to be up in the mid-single digits reflecting sales gains partially offset by higher first half inventory costs, increased selling and administrative expenses and higher spending on growth initiatives.

Certain Regulatory Issues

In our Agricultural Products segment, several products are undergoing re-registration in the U.S. and/or a comparable regulatory review by the European Union (“EU”) governmental authorities. In August 2006, the U.S. Environmental Protection Agency issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide. The IRED proposed cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses while maintaining tolerances for imported commodities (bananas, coffee, rice and sugarcane). The EPA reiterated its proposal in January 2008 with the issuance of a draft Notice of Intent to Cancel. In February 2008, the EPA convened a Scientific Advisory Panel meeting to evaluate scientific issues relevant to the draft Notice of Intent to Cancel carbofuran. Separately, the U.S. Department of Agriculture issued its comments on the draft cancellation notice, stating that carbofuran should continue to be registered. On July 24, 2008, the EPA published a proposal to revoke all carbofuran tolerances under the Federal Food Drug and Cosmetic Act in advance of any issuance of a final Notice of Intent to Cancel under the federal pesticide law. We responded to that notice, expressing our strong disagreement with the EPA’s proposal to revoke tolerances and our belief that carbofuran residues on food do not pose a threat to human health. In May 2009, the EPA published its final revocation of all carbofuran tolerances effective December 31, 2009. We filed our objections to this revocation and requested a hearing before an administrative law judge. On October 30, 2009, EPA issued its decision to deny our objections and request for a hearing. We believe that we are entitled to a hearing and we have challenged this decision by seeking judicial review in the U.S. federal courts. The Court of Appeals granted expedited review of our case and decided the case on July 23, 2010. The Court ruled that EPA acted arbitrarily and capriciously in revoking the import tolerances, and ordered that those tolerances be reinstated. However, the Court did not extend its rationale to the domestic tolerances and instead ruled that EPA had the right to deny our request for administrative hearing. We are reviewing our options regarding this portion of the Court’s decision, which at this point would be filing a petition for writ of certiorari before the U.S. Supreme Court. In light of the December 31, 2009 tolerance revocation, FMC has now ceased sales of carbofuran in the United States. FMC’s sales of carbofuran in the United States are not significant and termination of such U.S. sales will not have a material effect on the Company’s financial condition or results of operations. We do not know the EPA’s timing on a final Notice of Intent to Cancel the carbofuran registration, though the EPA has said it intends to issue such notice after the tolerance revocation decision is finally resolved.

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

Also in the EU, in March 2009 the Commission proposed not to include our pyrethroid insecticide bifenthrin on the official list, but the Standing Committee rejected that proposal. The regulatory decision was referred to the EU Council of Ministers. In July 2009, the process concluded whereby the Commission’s non-inclusion proposal will now be implemented. The non-inclusion decision was adopted on November 30, 2009. FMC had an additional six months to sell bifenthrin (i.e., through end-May 2010), and subsequently, in most countries, there is up to 6-12 months for further sale by distributors or dealers and use by farmers. Accordingly, there was no material sales impact in 2010. We have re-submitted for reconsideration and will seek to minimize any interruption in sales.

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

Specialty Chemicals

(in Millions)	Nine Months Ended September 30,		Increase/(Decrease)
	2010	2009	2010	2009
Revenue	$619.4	$558.9	$60.5	11%
Operating Profit	139.0	119.5	19.5	16

Revenue in Specialty Chemicals was $619.4 million, an increase of approximately 11 percent versus the prior-year period. The increase was driven primarily by a robust demand recovery in lithium primaries and strong commercial performance in BioPolymer.

BioPolymer revenues of $462.5 million increased seven percent from the prior-year period. This increase was primarily due to higher volumes which increased revenue by six percent. BioPolymer experienced broad-based volume gains across both food and pharmaceutical markets. Additionally, improved pricing and mix increased revenue by three percent, driven primarily by higher pricing in food ingredients.

Lithium revenues of $156.9 million increased 23 percent from the prior-year period primarily due to higher volumes driven by improving economic conditions slightly offset by lower pricing. The improving economic conditions in lithium are driven primarily by growth in battery and metals markets in Asia.

Segment operating profit of $139.0 million increased 16 percent versus the year ago period, as volume gains in lithium primaries, favorable commercial performance in BioPolymer and the benefits of productivity initiatives were partially offset by higher raw material costs.

In 2010, full-year revenue growth of approximately 10 percent is expected, driven by volume growth across BioPolymer markets and lithium primaries, augmented by higher BioPolymer selling prices. Full-year segment operating profit is expected to be up 20 percent, reflecting higher volumes in lithium primaries, strong commercial performance in BioPolymer and continued productivity improvements.

Industrial Chemicals

(in Millions)	Nine Months Ended September 30,		Increase/(Decrease)
	2010	2009	2010	2009
Revenue	$781.7	$766.6	$15.1	2%
Operating Profit	94.3	57.0	37.3	65

Revenue in Industrial Chemicals was $781.7 million, an increase of approximately two percent versus the prior-year period. An increase in volumes across the segment increased revenues by 10 percent which was offset by a nine percent decline in pricing. Soda ash revenues were up due to increased volumes, particularly in the export market, partially offset by lower prices. The segment experienced volume increases in peroxygens and phosphates offset by reduced selling prices for these products. The segment was also negatively impacted due to lower electricity sales due to the divestiture of a Spanish co-generation facility in the third quarter of 2009. In Spain, we operate electricity co-generation facilities and sell excess electricity into the Spanish electrical grid.

Segment operating profit of $94.3 million increased approximately 65 percent versus the year ago period, driven by the strong demand recovery and lower raw material, particularly phosphate rock, and energy costs which more than offset lower selling prices across the segment.

In 2010, full-year revenue is expected to be level to prior year as stronger volumes in every business are offset by reduced selling prices and unfavorable currency translation. Full-year segment operating profit is expected to be up 35 percent as volume growth and favorable raw material and energy costs are partially offset by lower selling prices.

We continue to pursue strategic alternatives for our Foret phosphorus business in Huelva, Spain which has been inconsistently profitable over the past few years due to volatile phosphorus rock costs and energy pricing from our cogeneration operations. In addition, government restrictions on storing the phosphogypsum on an adjacent site make the future viability of the business uncertain. The phosphogypsum is a byproduct of the process we use to manufacture phosphoric acid, which is used in the manufacture of our phosphate products at the site. We are currently reviewing our options for the phosphorus business. The option selected will determine the magnitude of any charge to be incurred.

Other Results of Operations

Corporate expenses

We recorded expenses of $42.9 million in the first nine months of 2010 compared to $31.9 million in the first nine months of 2009. The increase was primarily due to increased incentive compensation and consulting expenses in the first nine months of 2010 compared to the same period in 2009. The increase in consulting expenses is a result of several new initiatives, primarily involving global procurement, aimed at reducing the costs of goods and services purchased on a world-wide basis.

Other income (expense), net

Other expense decreased to $15.3 million in the first nine months of 2010 from $21.1 million in the same period of 2009. The decrease was due primarily to income related to a decrease in our LIFO inventory reserves and the mark to market impact of our deferred compensation liability. These charges were partially offset by higher pension expense and incentive compensation.

Interest expense, net

Interest expense, net for the first nine months of 2010 was $29.0 million as compared to $19.7 million in the first nine months of 2009. The increase was due to higher interest rates associated with our senior notes bond offering in the fourth quarter of 2009 whose proceeds were used to pay off lower variable rate debt under our committed credit facilities.

Corporate special income (charges)

Restructuring and other charges (income) totaled $35.7 million in the nine months ended September 30, 2010, compared to $84.9 million in the nine months ended September 30, 2009. Please see the table and further discussion regarding our restructuring and other charges (income) in Note 7 to our condensed consolidated financial statements included in this Form 10-Q. Charges (income) in this category for the nine months ended September 30, 2010, include the following:

Restructuring charges and asset impairments

•

A $6.1 million charge in our Specialty Chemicals segment due to the continued realignment of our BioPolymer alginates manufacturing operations. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $0.7 million, (ii) a reduction to previously recorded severance reserves of $0.6 million, (iii) the accrual of costs associated with leased properties which we have ceased using of $5.2 million and (iv) other shut down charges of $0.8 million.

•

In 2009, we made the decision to close our Bayport butyllithium facility located in Bayport, Texas, which is part of our Specialty Chemicals segment. We recorded $1.1 million of income which consisted of (i) a reduction of previously recorded retirement obligations at the site of $0.9 million and (ii) a reduction of previously recorded severance reserves of $0.2 million.

•

A $10.6 million charge in our Industrial Chemicals segment due to our decision in 2009 to phase out operations of our Barcelona, Spain facility. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $10.1 million, (ii) a reduction to previously recorded severance reserves of $0.2 million and (iii) other shut down costs of $0.7 million.

•

In 2009, we made the decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico, which is part of our Industrial Chemicals segment. In the second quarter of 2010, we recorded $1.1 million of income which related to the reversal of a previously recorded loss contingency.

•	Severance costs due to other workforce restructurings of $2.3 million primarily related to our Industrial Chemicals segment.

•	A $0.9 million gain related to foreign currency translation adjustment as a result of the liquidation of a legal entity that owned a co-generation facility at Foret.

•	$0.2 million of net charges primarily representing adjustments related to previously recorded restructuring reserves.

Other charges (income), net

•	Corporate net charges of $9.7 million relating to environmental remediation at operating sites.

•	A $5.7 million charge related to our Agricultural Products segment acquiring certain rights relating to a herbicide compound still under development.

•	$1.5 million of net charges primarily related to a legal settlement associated with the U.S. hydrogen peroxide matter in our Industrial Chemicals segment.

•	$0.5 million of charges in our Agricultural Products segment related to a collaboration and license agreement with a third-party company.

•	$1.3 million of charges relating to the accrual of interest associated with a European Commission fine currently being appealed.

•	$0.9 million of other net charges primarily adjustments related to previously recorded restructuring reserves.

The restructuring and other charges (income) of $84.9 million recorded in the nine months ended September 30, 2009, were a result of the following:

Restructuring charges and asset impairments

•

A $1.5 million charge in our Agricultural Products segment due to our decision to phase-out operations at our Baltimore, Maryland agricultural chemicals facility. The charge consisted of (i) demolition costs of $1.0 million and (ii) other shutdown costs of $0.5 million. We ceased production at this facility in the second quarter of 2008.

•

A $9.9 million charge in our Specialty Chemicals segment due to the realignment of our BioPolymer alginates manufacturing operations. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $6.5 million, (ii) severance and employee benefits of $3.2 million and (iii) other shut down charges of $0.2 million.

•

A $7.6 million charge in our Specialty Chemicals segment due to our decision to close our Bayport butyllithium facility located in Bayport, Texas. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $6.9 million, and (ii) severance and employee benefits of $0.7 million.

•

An $18.0 million charge in our Industrial Chemicals segment due to our decision to phase out operations of our Barcelona, Spain facility. The charge consisted of (i) severance and employee benefits of $10.3 million and (ii) accelerated depreciation on fixed assets to be abandoned of $7.7 million.

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

•	$0.4 million of other charges primarily related to adjustments to previously recorded restructuring reserves

Other charges (income), net

•	A $2.3 million net gain as a result of exiting our lease at our Princeton facility.

•	A gain of $1.0 million as a result of the sale of our sodium sulfate co-generation facility.

•	A charge of $21.0 million related to the resolution of a regulatory matter in our Industrial Chemicals segment.

•	A corporate net gain of $0.9 million representing recoveries partially offset by charges relating to environmental remediation at operating sites.

•	Charges of $2.0 million related to our Agricultural Products segment acquiring further rights under a collaboration and license agreement with a third-party company.

•	$2.6 million of charges relating to settlements with state authorities for property claims.

•

$1.1 million of other net charges, primarily relating to the accrual of interest associated with a European Commission fine currently being appealed and adjustments related to previously recorded restructuring reserves.

Purchase accounting inventory fair value impact and other inventory related adjustments for the nine months ended September 30, 2009, represents $1.8 million in charges related to amortization of the inventory fair value step-up resulting from the application of purchase accounting associated with the third quarter 2008 acquisition in our Specialty Chemicals segment and the first quarter 2009 acquisition in our Agricultural Products segment. Additionally the amount in 2009 includes $2.9 million of inventory adjustments related to the third quarter 2008 acquisition in our Specialty Chemicals segment and subsequent alginates business restructuring. On the condensed consolidated statements of income these charges are included in “Costs of sales and services”. No such event occurred in the nine months ended September 30, 2010.

Provision for income taxes

We recorded a provision of $106.8 million for the first nine months of 2010 compared to a provision of $74.2 million for the prior year period resulting in effective tax rates of 29.1 percent and 28.3 percent, respectively. The change in the effective tax rate was a result of a charge in 2009 related to the resolution of a regulatory matter in our Industrial Chemicals segment that is nondeductible for tax purposes. No such event occurred in the nine months ended September 30, 2010. This was offset by a reduction in our liability in 2009 for unrecognized tax benefits of approximately $18 million as a result of settlements of audits and expiration of statute of limitations. The effective tax rate was also impacted by a tax adjustment of $3.5 million recorded during the first quarter of 2010, due to a charge associated with a change in the tax treatment of the Medicare Part D subsidy which was enacted as part of the recent U.S. health care reform legislation.

Discontinued operations, net of income taxes

Discontinued operations, net of income taxes totaled a loss of $25.3 million for the nine months ended September 30, 2010, compared to a loss of $15.7 million for the nine months ended September 30, 2009. The loss for the nine months ended September 30, 2010, primarily related to an increase in the provision for environmental issues at our Middleport site as well as operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations.

The loss for the nine months ended September 30, 2009, primarily related to environmental charges to increase our reserve for operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations partially offset by recoveries related to our Front Royal site.

Net income attributable to FMC stockholders

Net income attributable to FMC stockholders increased to $226.0 million for the nine months ended September 30, 2010, from $166.4 million for the nine months ended September 30, 2009. The increase was primarily due to higher profits in all three of our segments as well as significantly lower restructuring and other charges (income). Partially offsetting this was an increase in corporate expenses, higher interest expense and higher environmental charges impacting discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents at September 30, 2010 and December 31, 2009, were $267.3 million and $76.6 million, respectively. At September 30, 2010, we had total debt of $668.2 million as compared to $643.9 million at December 31, 2009. This included $535.3 million and $588.0 million of long-term debt (excluding current portions of $105.4 million and $22.5 million) at September 30, 2010 and December 31, 2009, respectively. Short-term debt, which consists solely of foreign borrowings, decreased to $27.5 million at September 30, 2010, compared to $33.4 million at December 31, 2009.

Domestic Credit Agreement

On August 28, 2007, we executed a new credit agreement (the “Domestic Credit Agreement”) which provided for a five-year, $600 million revolving credit facility. The borrowings from this facility are available for general corporate purposes, including issuing letters of credit up to a $300 million sub-limit. The Domestic Credit Agreement also contains an option under which, subject to certain conditions, we may request an increase in the facility to $1 billion.

Loans under the facility bear interest at a floating rate, either a base rate as defined or the applicable euro currency rate for the relevant term plus an applicable margin. At September 30, 2010, the applicable euro currency margin was 0.3 percent, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At September 30, 2010, the applicable borrowing rate under our Domestic Credit Agreement was 0.7 percent per annum.

We had no borrowings under our Domestic Credit Agreement at September 30, 2010 and December 31, 2009, respectively. Letters of credit outstanding under the Domestic Credit Agreement totaled $141.0 million and $153.2 million at September 30,

2010 and December 31, 2009, respectively. As such, available funds under the Domestic Credit Agreement were $459.0 million and $446.8 million at September 30, 2010 and December 31, 2009, respectively.

European Credit Agreement

On December 16, 2005, our Dutch finance subsidiary executed a credit agreement (the “European Credit Agreement”) which provides for an unsecured revolving credit facility in the amount of €220 million. Borrowings may be denominated in euros or U.S. dollars. FMC and our Dutch finance subsidiary’s direct parent provide guarantees of amounts due under the European Credit Agreement. On August 13, 2010, we amended this agreement to extend its maturity to August 2012.

Loans under the European Credit Agreement bear interest at a euro currency base rate, which for loans denominated in euros is the Euro InterBank Offered Rate, and for loans denominated in dollars is London Interbank Offered Rate (“LIBOR”) in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the credit rating assigned to our senior unsecured debt. At September 30, 2010, the applicable margin was 1.8 percent and the applicable borrowing rate under the European Credit Agreement was 2.4 percent per annum.

At September 30, 2010 and December 31, 2009, respectively, we had no revolving credit facility borrowings under the European Credit Agreement. Available funds under this facility were $297.5 million and $315.4 million at September 30, 2010 and December 31, 2009, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended September 30, 2010, was 1.2 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended September 30, 2010, was 15.9 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at September 30, 2010.

Statement of Cash Flows

Cash provided by operating activities was $308.2 million for the first nine months of 2010.

Income from continuing operations of $260.5 million included net charges of $16.1 million, of which $9.9 million was for non-cash asset write-downs related to the exit of various facilities announced in 2009 and $6.2 million of other facilities exit costs to be settled in cash, mainly for severance costs and lease obligations. Cash spending on restructuring and other charges in the first nine months of 2010 was $47.4 million. Also included in income from continuing operations was $9.7 million for environmental and remediation at our operating sites, which will be spent in years beyond 2010. Net cash spending on environmental remediation at our operating sites in the first nine months of 2010 was $6.3 million which was recorded against pre-existing reserves. Income from continuing operations is also adjusted for other non-cash items which include stock-based compensation expense and excess tax benefits from share-based compensation. There was a significant increase in excess tax benefits from share-based compensation because we utilized our remaining U.S. financial net operating losses in 2010. See Note 13 to our condensed consolidated financial statements for further discussion on these excess tax benefits.

Receivables were a use of cash of $68.4 million due to revenue increases in our businesses, particularly for Agricultural Products sales in Brazil where terms are significantly longer than in the rest of our businesses. Partially offsetting the higher receivables were accrued customer rebates which increased by $97.7 million due to increased sales primarily in our Agricultural Products segment. These rebates are primarily in North America and Brazil and generally settle in the fourth quarter of each year. Accounts payables also increased as a result of a higher focus on payables management.

Accrued pension and other post retirement benefits were a use of cash of $86.3 million which included a voluntary contribution to our U.S. defined benefit plan of $80 million.

Cash provided by operating activities was $274.3 million for the first nine months of 2009.

Income from continuing operations of $187.7 million included net charges of $62.4 million, of which $31.3 million was for non-cash asset write-downs related to the exit of various facilities announced in 2009 and $31.1 million of other facilities exit costs to be settled in cash, mainly for severance costs. Cash spending on restructuring and other charges in the first nine months of 2009 was $30.1 million. Net cash spending on environmental remediation at our operating sites in the first nine months of 2009 was $8.6 million which was recorded against pre-existing reserves.

Receivables in 2009 were a use of cash of $25.0 million as lower receivables in Industrial Chemicals due to the revenue decline were more than offset by increased receivables in Agricultural Products in Brazil, where sales have grown and terms are significantly longer. Partially offsetting the higher receivables were accrued customer rebates which increased by $71.2 million due to increased sales primarily in our Agricultural Products segment. Accounts payable were a use of cash of $103.2 million as the higher cost phosphate rock in payables at the end of 2008 was replaced with lower cost phosphate rock in 2009.

Accrued pension and other post retirement benefits were a use of cash of $86.1 million which included a voluntary contribution to our U.S. defined benefit plan of $75 million.

Cash required by operating activities of discontinued operations was $23.4 million and $31.1 million for the first nine months of 2010 and 2009, respectively.

This change was primarily due to decreased net environmental spending in the nine months ended September 30, 2010, compared to the prior year period.

Cash required by investing activities was $107.3 million and $141.2 million for the first nine months of 2010 and 2009, respectively.

The change was driven primarily by the absence of acquisitions and a reduction in capital expenditures during the nine months ended September 30, 2010, as compared to the same period in 2009.

Cash provided by financing activities was $13.3 million for the first nine months of 2010 compared to cash required of $96.5 million for the first nine months of 2009.

This change is due primarily to lower repayments under our committed credit facilities and the inclusion of excess tax benefits from share-based compensation partially offset by a decrease in short-term debt during the nine months ended September 30, 2010.

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

Projected 2010 capital expenditures are expected to be approximately 13 percent lower than 2009 levels.

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

During 2008, the world equity markets were down significantly, exemplified by the S&P 500 index in the U.S. being down 37 percent. Our U.S. qualified defined benefit pension plan (“U.S. Plan”) assets fell from $829.4 million at December 31, 2007 to $563.9 million at December 31, 2008. These same equity markets rebounded significantly in 2009, exemplified by the S&P 500 index in the U.S. being up 26 percent. As a result our U.S. Plan assets increased to $708.4 million at December 31, 2009. Our U.S. Plan assets comprise approximately 93 percent of our total plan assets with the difference representing plan assets related to foreign pension plans. We have reduced our expected return on our U.S. Plan assets from 8.75 percent in 2008 to 8.5 percent in 2009 and have maintained the 8.5 percent assumption in 2010. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 9.71 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 2.50 percent, is between 8.25 percent and 10.25 percent for equities, and between 4.75 percent and 6.0 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumptions for the rate of return on assets. Under The Pension Protection Act of 2006, we are not required to make a minimum level of funding into the U.S. Plan during 2010, however, in order to reduce future funding volatility we contributed $80 million in 2010 versus $75 million contributed in 2009 and $30 million contributed in 2008. We do not believe that the additional contribution will have a significant negative impact on our current and future liquidity needs. However a continuation of the volatility of interest rates and negative equity returns under current market conditions may require greater contributions to the Plan in the future.

On October 21, 2010, we paid dividends totaling $9.1 million to our shareholders of record as of September 30, 2010. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of September 30, 2010.

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the nine months ended September 30, 2010, we repurchased 565,716 shares under the publicly announced repurchase program for $35 million. The remaining dollar value of shares that may yet be purchased under this program was $155 million at September 30, 2010. We intend to repurchase up to $100 million of our common stock in the fourth quarter of 2010. We also reacquire shares from time to time from employees for taxes owed in connection with the vesting and exercise of awards under our equity compensation plans.

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

Commitments

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $18.4 million and $49.5 million at September 30, 2010 and December 31, 2009, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”. The higher level of guarantees at December 31, 2009 compared with September 30, 2010 arose from a greater borrowing need of our Brazilian sugar cane customers in 2009.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. We also guarantee the repayment of the borrowing of a minority partner in a foreign affiliate that we consolidate in our financial statements. As of September 30, 2010, these guarantees had maximum potential payments of $3.5 million as compared to $5.8 million as of December 31, 2009.

Short-term debt consisted of foreign credit lines at September 30, 2010 and December 31, 2009. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

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

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of “Restructuring and other charges (income)”. Since we are not required to make the payment during the appeal process, the liability has been classified as long-term in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009. Both we and Foret have appealed the decision of the Commission. The Foret appeal was argued before the Court of First Instance on March 4, 2010, but no decision has been rendered. The FMC appeal was argued in May of 2010. During the appeal process, interest accrues on the fine at a rate, which as of September 30, 2010, was 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At September 30, 2010, the amount of the letter of credit was €30.5 million (U.S. $41.2 million).

In February 2005, putative direct and indirect purchaser class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Related cases were also filed in various state courts. In January 2009, FMC reached an agreement to settle with the direct purchaser class for $10 million, with a pro rata credit for opt outs. The $10 million figure was included as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. Ten companies (predominantly paper producers) opted out of this class settlement. FMC settled with two of the ten for an amount within the opt out credit described above. The remaining eight opt outs filed suit against FMC and, in some cases, Foret. These cases were assigned to the same judge as the class action. FMC’s motion to dismiss the opt out claims to the extent they were based on foreign purchases was granted on April 1, 2010. FMC has settled the remaining claims of these eight opt outs for $1.7 million which is net of a $0.3 million opt out credit. Another individual opt out case was dismissed following the bankrupt opt out’s decision to participate in the class settlement. FMC settled the indirect purchaser class claims for $0.25 million. The settlement has been preliminarily approved by the Court. All remaining state court cases will be dismissed following final approval of the indirect purchaser settlement. We recorded the $2.0 million as a component of “Restructuring and other charges (income)” in our condensed consolidated statements of income for the nine months ended September 30, 2010. In addition, putative class actions against the six major hydrogen peroxide producers have been filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. Four of the defendants have settled these claims for a total of approximately $20.5 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide. FMC moved for leave to appeal the class certification decision, which was denied in June 2010. The Company intends to defend these cases.

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

At September 30, 2010, our net financial instrument position was a net liability of $12.2 million compared to a net asset of $0.3 million at December 31, 2009. The change in the net financial instrument position was primarily due to higher unrealized losses in our commodity and foreign exchange portfolios.

Commodity Price Risk

Energy costs are approximately 11 percent of our cost of sales and services and are well balanced among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2010 and December 31, 2009, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease in the net liability position of $4.0 million at September 30, 2010, and an increase in the net asset position of $5.1 million at December 31, 2009. A 10 percent decrease in energy market prices would result in an increase in the net liability position of $4.0 million at September 30, 2010, and a decrease in the net asset position of $7.0 million at December 31, 2009. As a result, at December 31, 2009, the net asset position would have become a net liability position.

In the second quarter of 2010, our Agricultural Products segment began entering into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of September 30, 2010 and December 31, 2009, we had no such contracts in place.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2010 and December 31, 2009, with all other variables (including interest rates) held constant. A 10 percent strengthening of the hedged currencies versus our functional currencies would result in a decrease of the net liability position of $0.9 million at September 30, 2010, and an increase in the net liability position of $17.5 million at December 31, 2009. A 10 percent weakening of the hedged currencies versus our functional currencies would result in an increase of the net liability position of $2.3 million at September 30, 2010 and a decrease in the net liability position of $17.8 million at December 31, 2009. As a result, at December 31, 2009, the net liability position would have become a net asset position.

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements. As of September 30, 2010 and December 31, 2009, we had no agreements in place.

Our debt portfolio, at September 30, 2010, is composed of 91 percent fixed-rate debt and nine percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Domestic and European Credit Agreements, variable-rate industrial and pollution control revenue bonds, and foreign bank borrowings. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate instruments in our debt portfolio at September 30, 2010, a one percentage point increase in interest rates would raise interest costs by $0.5 million for the first nine months of the year and a one percentage point decrease in interest rates then in effect would have reduced interest expense by $0.3 million for the first nine months of the year.

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

(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2010, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors

FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of September 30, 2010, the related condensed consolidated statements of income for the three and nine months ended September 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

November 2, 2010

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments in the material legal proceedings from the information reported in Part I, Item 3 of our 2009 10-K.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors reported in the Part I, Item 1A of our 2009 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
Q1 2010	24,437	$58.38	—	—	$189,808,358
Q2 2010	410,074	$60.96	410,016	$24,999,955	$164,808,403
July 1-31, 2010	—	—	—	—	$164,808,403
August 1-31, 2010	69,000	$61.67	69,000	$4,255,321	$160,553,082
September 1-30, 2010	94,650	$66.24	86,700	$5,742,931	$154,810,151

Q3 2010	163,650	$64.21	155,700	$9,998,252	$154,810,151

Total 2010	598,161	$61.80	565,716	$34,998,207	$154,810,151

In April 2007, the Board of Directors authorized the repurchase of up to $250 million of our common stock. In October 2008, the Board authorized the repurchase of up to an additional $250 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the nine months ended September 30, 2010, we repurchased 565,716 shares under the publicly announced repurchase program for $35 million. The remaining dollar value of shares that may yet be purchased under this program was $155 million at September 30, 2010. We intend to repurchase up to $100 million of our common stock in the fourth quarter of 2010. We also reacquire shares from time to time from employees for taxes owed in connection with the vesting and exercise of awards under our equity compensation plans.

ITEM 5.	OTHER INFORMATION

Reporting Requirements Regarding Coal or Other Mine Safety

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. Section 1503 of the Dodd- Frank Act contains new reporting requirements regarding coal or other mine safety. The Company operates a mine in conjunction with its Green River, Wyoming facility, which is subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”), and is therefore subject to these reporting requirements. Presented in the table below is information regarding certain mining safety and health citations which MSHA has issued with respect to our operation as required by the Dodd-Frank Act. In evaluating this information, consideration should be given to the fact that citations and orders can be contested and appealed, and in that process, may be reduced in severity, penalty amount, or sometimes dismissed (vacated) altogether.

The letters used as column headings in the table below correspond to the explanations provided underneath the table as to the information set forth in each column with respect to the numbers of violations, orders, citations¸ or dollar amounts, as the case may be. This information is for the three months ended September 30, 2010, with the exception of pending legal action, which is as of September 30, 2010.

(1)	For each coal or other mine, of which the issuer or a subsidiary of the issuer is an operator:

	(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)
Operation Name	Section 104	Section 104(b)	Section 104(d)	Section 110(b)(2)	Section 107(a)	Proposed Assessments*	Fatalities	Pending Legal Action
Westvaco	5	0	0	0	0	$0	0	8

*	Assessments are generally delayed up to 60 days after the close of the inspection.
(A)	The total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety and health hazard under section 104 of the Mine Act for which the operator received a citation from MSHA.
(B)	The total number of orders issued under section 104(b) of the Mine Act.
(C)	The total number of citations and orders for unwarrantable failure of the operator to comply with mandatory health or safety standards under section 104(d) of the Mine Act.
(D)	The total number of flagrant violations under section 110(b)(2) of the Mine Act.
(E)	The total number of imminent danger orders issued under section 107(a) of the Mine Act.
(F)	The total dollar value of proposed assessments from the MSHA under the Mine Act.
(G)	The total number of mining related fatalities.
(H)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving such coal or other mines.

a.	All cases listed are pending before the Office of Administrative Law Judges of the Federal Mine Safety and Health Review Commission.

(2)	A list of such coal or other mines, of which the issuer or a subsidiary of the issuer is an operator, that received written notice from MSHA of (A) a pattern of violations of mandatory health or safety standards that are of such nature as could have significantly and substantially contributed to the cause and effect of coal or other mine health and safety hazards under section 104(e) of the Mine Act, or (B) the potential to have such a pattern.

NONE

(3)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving such coal or other mine.

SEE COLUMN (H) OF SECTION (1) ABOVE

ITEM 6.	EXHIBITS

Exhibits

10.1*	Amendment No. 1 to Credit Agreement, dated as of August 13, 2010, among FMC Finance, B.V., as borrower, FMC Corporation and FMC Chemicals Netherlands, B.V., as guarantors, the lenders party thereto and Citibank International plc, as agent for the lenders (Exhibit 10.1 to FMC Corporation’s Current Report on Form 8-K filed on August 13, 2010)

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File

*	Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

By:	/S/ W. KIM FOSTER
W. Kim Foster Senior Vice President and Chief Financial Officer

Date: November 2, 2010

INDEX OF EXHIBITS FILED WITH THE

FORM 10-Q OF FMC CORPORATION

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

Exhibit No.	Exhibit Description

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File