Form 10-K
period 2010-12-31
FMC CORP
filed 2011-02-22
CIK 37785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE ACT.).    YES  ☐    NO  ☒

THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2010, THE LAST DAY OF THE REGISTRANT’S SECOND FISCAL QUARTER WAS $4,120,146,308. THE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES EXCLUDES THE VALUE OF THOSE SHARES HELD BY EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.

THE NUMBER OF SHARES OF THE REGISTRANT’S COMMON STOCK, $0.10 PAR VALUE, OUTSTANDING AS OF DECEMBER 31, 2010 WAS 71,485,844.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2011 Annual Meeting of Stockholders	Part III

FMC Corporation

2010 Form 10-K Annual Report

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

General

We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Our Agricultural Products segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides, and fungicides – with particular strength in insecticides and herbicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as pest control in non-agricultural markets. Specialty Chemicals consists of our BioPolymer and lithium businesses and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding, encapsulation and disintegrant applications, ultrapure biopolymers for medical devices and lithium for energy storage, specialty polymers and pharmaceutical synthesis. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens, zeolites and silicates. Through December 31, 2010, our Industrial Chemicals segment also held a niche position in phosphorous chemicals products; however, in November 2010 we made the decision to exit the phosphate business via the shutdown of our Huelva facility in Spain.

The following table shows the principal products produced by our three business segments and their raw materials and uses, subsequent to the exit of our phosphorous chemicals business:

Segment	Product	Raw Materials	Uses
Agricultural Products	Insecticides	Synthetic chemical intermediates	Protection of crops, including cotton, sugarcane, rice, corn, soybeans, cereals, fruits and vegetables from insects and for non-agricultural applications including pest control for home, garden and other specialty markets
	Herbicides	Synthetic chemical intermediates	Protection of crops, including cotton, sugarcane, rice, corn, soybeans, cereals, fruits and vegetables from weed growth and for non-agricultural applications including turf and roadsides
	Fungicides	Synthetic chemical intermediates	Protection of crops, including fruits, vegetables and tobacco from fungal disease

Specialty Chemicals	Microcrystalline Cellulose	Specialty pulp	Drug dry tablet binder and disintegrant, food ingredient
	Carrageenan	Refined seaweed	Food ingredient for thickening and stabilizing, encapsulants for pharmaceutical and nutraceutical
	Alginates	Refined seaweed	Food ingredients, pharmaceutical excipient, healthcare and industrial uses
	Lithium	Mined lithium	Batteries, polymers, pharmaceuticals, greases and lubricants, air conditioning and other industrial uses

Industrial Chemicals(1)	Soda Ash	Mined trona ore	Glass, chemicals, detergents
	Peroxygens	Hydrogen	Pulp & paper, chemical processing, detergents, antimicrobial disinfectants, environmental applications, electronics, and polymers
	Zeolites & Silicates	Caustic Soda, Soda Ash	Detergents, car tires, pulp & paper

(1)	Through December 31, 2010, our Industrial Chemicals principal products included phosphorous chemicals.

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

Revenues by Region – 2010 Revenue: $3,116.3 million	Long-lived Assets by Region – 2010 Long-lived Assets: $1,359.0 million

Our Strategy

Throughout 2010 we invested significant resources and managerial time in the development of a new strategic plan for the Company. This new corporate strategy, which we refer to as Vision 2015, is focused on driving sales and earnings growth while sustaining a return on invested capital well above our cost of capital, and has as its objective of achieving a total shareholder return in the top quartile of a broad group of industry peers. Vision 2015 has five key elements:

Growing Leadership Positions. We intend to continue to build and strengthen our market leading positions by executing a plan that relies primarily on organic growth, complemented by a focused external growth strategy. We benefit from a business portfolio that is exposed to faster growing end markets and geographic regions. Agricultural Products’ organic growth plan focuses on market and product innovations while strengthening market access. Specialty Chemicals’ organic focus is primarily on new products and new applications for existing products. Industrial Chemicals’ focus is on new applications for existing chemistries. To complement these organic growth initiatives, our external growth strategy employs a focused, disciplined approach to company, product and technology acquisitions. We believe this strategy reduces the risk normally inherent in external growth. Agricultural Products intends to complement its organic growth initiatives by acquiring new products and technologies, as well as making selective acquisitions principally in adjacent spaces. In Specialty Chemicals, the food ingredients market is our top priority for acquisitions that will expand our product line offerings and positions in rapidly-developing economies. Industrial Chemicals will evaluate selective acquisitions focused in specialty applications. Across all businesses our strategy does not include making large scale, complex, or transformational acquisitions or adding another business platform to our portfolio.

Increasing our reach. We intend to bias our growth initiatives toward further strengthening our positions in rapidly-developing economies (RDEs). Our growth in Latin America will be largely driven by leveraging Agricultural Products’ leadership positions. In Asia, our growth initiatives will be more broad-based, with targeted investments in human, scientific and technological resources across our businesses in the region. In Central and Eastern Europe, Turkey and Russia we will focus on establishing strong footholds in key countries.

Capturing the Value of Common Ownership. We are moving from a highly decentralized organizational model to one that has both centralized and decentralized qualities. We believe this shift will enable us to better leverage the size and scope of our company to realize cost savings and increase efficiencies yet maintain strong accountability in our business units. Our initial cost reduction initiatives will focus in such areas as procurement, global supply chain and RDE infrastructure.

Proactively Managing our Portfolio. In the fourth quarter of 2010, we ceased operations at our phosphates facility in Huelva, Spain due to increasing environmental constraints and poor financial performance. Following this resolution, all current businesses are well positioned for sustained growth and delivering returns above cost of capital. We will continue to assess the performance of all of our businesses, and will take actions as needed should a unit’s performance change.

Disciplined Cash Deployment. Over the next five years, we do not expect that our external growth strategies will consume all cash available for deployment. Therefore, our Vision 2015 plan contemplates the return of a significant amount of cash to our shareholders in the form of share repurchases and/or increased dividends.

Underlying our ambition to deliver our Vision 2015 plan is a continued commitment to being safe, ethical and responsible stewards. As we grow, we will do so in a responsible way. Safety will continue to be of utmost importance. Meeting and exceeding our customers’ needs will continue to be a primary focus. And we will, as always, conduct our business in an ethical and sustainable manner.

Financial Information about Our Business Segments

See Note 19 to our consolidated financial statements included in this Form 10-K. Also see below for selected financial information related to our segments.

Agricultural Products

Financial Information (In Millions)

Agricultural Products: Revenue and Operating Margin 2006-2010	Agricultural Products: Capital Expenditures and Depreciation & Amortization 2006-2010

Overview

Our Agricultural Products segment, which represents approximately 40 percent of our 2010 consolidated revenues, develops, manufactures and sells a portfolio of crop protection, professional pest control and lawn and garden products. Our growth efforts focus on developing environmentally compatible solutions that can effectively increase farmers’ yields, provide cost-effective alternatives to older chemistries to which insects, weeds or disease may have developed resistance and strengthen our customer relevancy in focus markets. We are committed to providing unique, differentiated products to our customers by acquiring and further developing technologies as well as by making selective investments in innovation to extend product life cycles. Our external growth efforts include product acquisitions, in-licensing of chemistries and technologies, and alliances to strengthen our market access or complement our existing product portfolio. In 2010, we successfully acquired the proprietary herbicide fluthiacet-methyl which has an excellent fit in our focus market segments and is particularly effective on many tough-to-control weeds that have developed resistance to glyphosate.

We differentiate ourselves by focusing on specific crops and markets and by our low-cost manufacturing strategy. We are continually working to gain access to proprietary chemistries and technologies which are complementary to our existing products and market focus. We are encouraged by our progress in licensing and partnering to create proprietary products, developing technically-advanced delivery systems and commercializing unique product premixes and combinations. We are optimistic that these efforts will continue to result in sales and profit growth in the foreseeable future.

Products and Markets

Agricultural Products: 2010 Sales Mix	Agricultural Products: 2010 Revenue by Region

Agricultural Products provides a wide range of proprietary, branded products—based on both patented and off-patent technologies. Product branding is a prevalent industry practice used to help maintain and grow market share by promoting end-user recognition and product and supplier reputation. Agricultural Products enjoys relatively strong niche positions in crop and non-crop market segments in the Americas, Europe and other parts of the world and derived approximately 80 percent of its revenue from outside North America in 2010.

Insecticides represent the largest product line in the Agricultural Products segment, which include our pyrethroid and carbamate chemistries, in which we maintain leading market positions based on revenues. Our proprietary herbicides have grown significantly over the last several years due to organic growth, new product launches, product acquisitions and the in-licensing of new chemistries. Our herbicide portfolio primarily targets niche uses and controls a wide variety of difficult-to-control weeds. We are evaluating opportunities to enhance our market position in fungicides, so that we can broaden our portfolio across the three major pesticide categories, i.e. insecticides, herbicides and fungicides. In 2009, we successfully acquired the proprietary fungicide benalaxyl which has an excellent fit in several regions and crops.

The following table summarizes the principal product chemistries in Agricultural Products and the principal uses of each chemistry:

			Cotton	Corn	Rice	Cereals	Fruits, Vegetables	Soybeans	Sugar Cane	Tobacco	Oil Seed Rape	Professional Pest Control Home & Garden
Insecticides	Pyrethroids	permethrin	X	X	X	X	X	X		X		X
		cypermethrin	X	X	X	X	X	X		X		X
		bifenthrin	X	X		X	X	X	X	X	X	X
		zeta-cypermethrin	X	X	X	X	X	X	X		X	X
	Carbamates	carbofuran	X	X	X	X	X	X	X	X
		carbosulfan	X	X	X	X	X	X	X	X
	Other	cadusafos					X			X

Herbicides		carfentrazone-ethyl	X	X	X	X	X	X	X			X
		clomazone	X		X		X	X	X	X	X
		sulfentrazone					X	X	X	X		X
		fluthiacet-methyl	X	X				X

Fungicides		benalaxyl					X			X

We have entered into a number of agreements with third-party pesticide producers under which we work together to develop, market and/or distribute existing and new pesticide chemistries in various markets. These proprietary chemistries and technologies are complementary to our existing products and market strategies. The chemistries include flonicamid, a unique insecticide for controlling sucking pests; cyazofamid, a novel fungicide for crop and non-crop uses in the Americas; fluthiacet-methyl, a proprietary herbicide for controlling glyphosate-resistant weeds; and acetamiprid for pest control markets in North America. We also have numerous supply and access agreements with third-party producers for other pesticide products including the commercialization of proprietary premixes and combinations.

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

We maintain competitive manufacturing cost positions through our strategy of sourcing raw materials, intermediates and finished products from third parties in lower-cost manufacturing countries such as China, India and Mexico. We have been implementing this low-cost manufacturing strategy for more than ten years. This strategy has resulted in significant cost savings and lower capital spending, and has reduced the fixed capital intensity of the business. Since its inception through 2010, we estimate that our low-cost manufacturing strategy has produced annual cost savings of more than $90 million.

Growth

We plan to grow by obtaining new and approved uses for existing product lines and acquiring, accessing, developing, marketing, distributing and/or selling complementary chemistries and/or related technologies in order to enhance and expand our product portfolio and our capabilities to effectively service our target markets and customers. Our growth will depend on our ability to deliver unique innovative solutions to our customers. Over the next several years, growth is anticipated from our proprietary insecticides, herbicides and fungicides, as well as recently-accessed third party chemistries and/or technologies. For our insecticides, we launched a number of new products, expanded labels and/or introduced unique formulations that deliver value-adding solutions to our customers. The continued spread of herbicide-resistant weeds and shifts in weed populations, coupled with several recently launched product formulations, expanded labels, premixes and new chemistries provide growth opportunities for our herbicide product line. The successful development and commercialization of our productivity-enhancing technologies should also contribute to growth over the next five years.

Industry Overview

The three principal categories of agricultural and non-crop chemicals are herbicides, representing approximately half of global industry revenue; insecticides, representing approximately a quarter of global industry revenue; and fungicides, representing most of the remaining portion of global industry revenue.

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

The agrochemicals industry is relatively consolidated. Leading crop protection companies, Syngenta AG, Bayer AG, Monsanto Company, BASF AG, The Dow Chemical Company and E. I. du Pont de Nemours and Company (DuPont),

currently represent approximately 75 percent of the industry’s global sales. Significant drivers for this consolidation have been the growth and grower acceptance of biotechnology employed in row crops, and the escalation of research and development and marketing costs.

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

Specialty Chemicals

Financial Information (In Millions)

Specialty Chemicals: Revenue and Operating Margin 2006-2010	Specialty Chemicals: Capital Expenditures and Depreciation and Amortization 2006-2010

Overview

Our Specialty Chemicals segment, which represents 26 percent of our 2010 consolidated revenues, is focused on high-performance food ingredients, pharmaceutical excipients, biomedical technologies and lithium products, all of which enjoy solid customer bases and consistent, growing demand. The significant majority of Specialty Chemicals sales are to customers in non-cyclical end markets. We believe that our future growth in this segment will continue to be based on the value-added performance capabilities of these products and our research and development capabilities, as well as on the alliances and the close working relationships we have developed with key global customers. The food ingredients area in particular is a focus for external growth, and our intent is to broaden our product line and expand our participation in RDEs through acquisitions, joint ventures, and alliances.

Products and Markets

Specialty Chemicals: 2010 Sales Mix	Specialty Chemicals: 2010 Revenue by Region

BioPolymer

BioPolymer is organized around the food and pharmaceutical markets, and is a key supplier to many companies in these markets. Many of BioPolymer’s customers in the food and pharmaceutical markets have come to rely on us for the majority of their supply requirements for our products and solutions. We believe that such reliance is based on our innovative solutions and operational quality.

BioPolymer is a supplier of microcrystalline cellulose (“MCC”), carrageenan and alginates—ingredients that have high value-added applications in the production of food, pharmaceutical and other specialty consumer and industrial products. MCC, processed from specialty grades of both hardwood and softwood pulp, provides binding and disintegrant properties for dry tablets and capsules and has unique functionality that improves the texture and stability of many food products. Carrageenan and alginates, both processed from seaweed, are used in a wide variety of food, pharmaceutical and oral care applications. Additionally, we are developing technology platforms within biomedical markets to provide ultrapure biopolymers and application know-how for biomedical devices. The following chart summarizes the markets for BioPolymer’s products and our chemistries in each market:

		Microcrystalline cellulose	Carrageenan	Alginates	Other
Food	Beverage	X	X	X
	Dairy	X	X	X
	Convenience foods	X	X	X	X
	Meat and poultry		X	X
	Pet food and other	X	X	X

Pharmaceutical	Tablet binding and coating	X	X	X	X
	Anti-reflux			X
	Liquid suspension	X	X
	Oral care		X
	Cosmetic care	X	X	X	X
	Oral dose forms	X	X	X	X
	Biomedical			X	X

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

Industry Overview

Food Ingredients

Our BioPolymer business serves the texture, structure and physical stability (“TSPS”) food ingredients market. TSPS ingredients impart physical properties to thicken and stabilize foods. There are many types of TSPS ingredients and a wide range of food groups served, including bakery, meats, dairy and convenience products. The industry is dispersed geographically, with the majority of our sales in Europe, North America and Asia.

Trends driving market growth include increasing consumer interest in healthier foods, greater convenience and growth in per capita consumption of processed foods in emerging markets. The trend toward health and convenience drives the need for more functional ingredients to impart desired food tastes and textures. We believe carrageenan and MCC, which address this need, are growing faster than the overall TSPS market. The global customer base for TSPS is relatively fragmented and includes large and small food processors. Consolidation among these customers has been a significant trend over the past several years. As a result, TSPS ingredient suppliers such as us, have focused on establishing alliances with market leaders with the goal of reducing costs, leveraging technology and expanding product offerings with key accounts.

Within the entire food ingredients market, there are a relatively large number of suppliers, due principally to the broad spectrum of chemistries employed. Segment leadership, global position and investment in technology are key factors to sustaining profitability. In addition compared to our business, larger suppliers may often provide a broader product line and a range of services to food companies including functional systems or blends. The top suppliers of TSPS ingredients include FMC, DuPont, J.M. Huber Corporation, Kerry Group plc and Cargill Incorporated.

Pharmaceutical Ingredients

Our BioPolymer business sells formulation ingredients to the pharmaceutical industry. Our raw materials function as binders, disintegrants, suspending agents, and control release compounds in the production of both solid and liquid pharmaceutical products.

Competitors tend to be grouped by chemistry. Our principal MCC competitors include J. Rettenmaier & Sôhne GmbH, Ming Tai Chemical Co., Ltd., Asahi Kasei Corporation and Blanver Farmoquimica Ltda. While pricing pressure from low cost producers is a common competitive dynamic, companies like us offset that pressure by providing the most reliable and broadest range of products and services. Our customers are pharmaceutical firms who depend upon reliable therapeutic performance of their drug products.

We also supply alginates, MCC and carrageenan into oral care, cosmetics and health care markets. Highly refined extracts from selected seaweeds provide a broad range of alginate functionality, including uses in antireflux, dental impressions, control release of drugs and wound dressings. Special grades of carrageenan extracts are used in liquid cough medicines, toothpaste and a variety of skin care products.

Lithium

Lithium is a highly versatile metal with diverse end-use markets including both rechargeable and disposable batteries, polymers, pharmaceuticals, greases/lubricants, glass/ceramics and aluminum production. The markets for lithium chemicals are global with significant demand growth occurring outside the U.S. in Japan, China and South Korea. We market a wide variety of lithium-based products ranging from upstream commodity lithium carbonate to highly specialized downstream products such as organolithium compounds and high value materials for batteries.

There are only three key producers of lithium: FMC, Rockwood Holdings, Inc., and Sociedad Química y Minera de Chile S.A., all of which produce lithium carbonate. FMC and Rockwood are the primary producers in downstream lithium specialties.

Industrial Chemicals

Financial Information (In millions)

Industrial Chemicals:	Industrial Chemicals:
Revenue and Operating Margin	Capital Expenditures and Depreciation and
2006-2010	Amortization 2006-2010

Overview

Our Industrial Chemicals segment, which represents 34 percent of our 2010 consolidated revenues, has low-cost positions in high volume inorganic chemicals including soda ash and hydrogen peroxide, complemented by high value, niche positions in specialty alkali and peroxygen products. Through December 31, 2010, we also held a niche position in phosphorous chemicals products, however, in November 2010, we made the decision to exit the phosphate business and have shutdown our Huelva facility in Spain. Our strategic intent for the Industrial Chemicals Group is to create a portfolio of high performing businesses exhibiting greater top and bottom line growth with significantly higher margins and reduced volatility than in the past. We will achieve this by enhancing our leadership position in natural soda ash and specialty peroxygens, while restructuring our Spanish Foret subsidiary to its profitable core. We expect steady organic growth in our soda ash business due to consistent growth in global demand. We anticipate significant organic growth in environmental applications over the next five years, and we see opportunities to expand our environmental technology platform through targeted acquisitions of complementary technologies. In addition to solid revenue growth, we expect improved profit mix stemming from increased specialty market participation and the benefits of restructuring actions.

Products and Markets

Industrial Chemicals:	Industrial Chemicals:
2010 Sales Mix	2010 Revenue by Region Mix

Industrial Chemicals serves a diverse group of markets, from economically-sensitive industrial sectors to technology-intensive specialty markets. We process and sell refined inorganic products that are sought by customers for their critical reactivity or specific functionality in markets such as glass, detergents, chemicals and pulp and paper. In addition, we produce, purify and market higher value downstream derivatives into specialized and customer-specific applications. These applications include electronics, biocides and animal nutrition.

Alkali

Our Alkali Chemicals Division produces natural soda ash. Soda ash is used by manufacturers in glass, chemical processing and detergent industries. To lesser degrees, we also produce sodium bicarbonate, caustic soda and sodium sesquicarbonate. The majority of our alkali sales are manufactured by and sold through FMC Wyoming Corporation, which we manage as an integral part of our alkali business and in which we own shares representing an 87.5 percent economic interest, with the remaining shares held by two Japanese companies.

We mine and produce natural soda ash using proprietary, low-cost mining technologies, such as longwall and solution mining, which we believe give us the lowest cost position. Our two production sites in Green River, Wyoming have the name plate capacity to produce approximately 4.85 million tons of soda ash annually, with approximately 1.3 million tons of this capacity mothballed at December 31, 2010. During 2009, with the economic downturn resulting in a drop in soda ash demand, we mothballed the Granger facility and consolidated all of our soda ash production at the Westvaco facility. Since then, U.S. export markets have recovered much faster than the U.S. domestic market, and in January 2011 we announced the restart of our Granger production at a rate of 500,000 tons per year by July 1, 2011 to satisfy export demand. We plan to evaluate further production increases at Granger during 2011.

Peroxygens

We produce hydrogen peroxide at production facilities in the United States, Canada, Spain and the Netherlands. We also participate in a joint venture company in Thailand. We sell hydrogen peroxide into the pulp and paper industry, and increasingly to the chemical processing, environmental, electronics and food industries. We are a leading North American producer of hydrogen peroxide due in part to our broad product line, geographically-advantaged plant locations, state-of-the-art processing technology and superior customer service. Hydrogen peroxide represents approximately 65 percent of our peroxygens sales.

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

Zeolites and Silicates

We have two manufacturing facilities in Spain where we have market position in zeolites and silicates. We sell zeolites and silicates products which are used in detergents, car tires, pulp and paper markets. We are exploring new applications of the zeolite and silicate uses including water treatment, environmental applications and agricultural markets.

Industry Overview

Through December 31, 2010 we primarily participated in the following product areas: soda ash, peroxygens, phosphorus chemicals, zeolites and silicates. Subsequent to December 31, 2010 and as a result of the Huelva facility shutdown, our primary product areas are: soda ash, peroxygens, zeolites and silicates. These products are generally inorganic and are generally commodities that, in many cases, have few cost-effective substitutes. Growth is typically a function of industrial production in developed economies and a function of the rate of industrialization in developing economies in the export markets. Pricing tends to reflect the supply and demand balance as producers add or reduce capacity in response to demand changes.

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

Approximately 52 percent of U.S. soda ash production served export markets in 2010, with approximately 31 percent of U.S. soda ash production exported through the American Natural Soda Ash Corporation (“ANSAC”). ANSAC is the foreign sales association of Wyoming U.S. soda ash producers established in 1983 under the Webb-Pomerene Act and subsequent legislation. Since its creation, ANSAC has been successful in coordinating soda ash exports, taking advantage of the inherent cost benefits of U.S. produced natural soda ash and leveraging its large scale of operations to the benefit of its member companies. Consequently, U.S. exports of soda ash have increased over fivefold in the last 25 years.

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

The North American and European pulp and paper industry represents approximately 65 and 70 percent, respectively of North American and European demand for hydrogen peroxide. In these markets, hydrogen peroxide is used as an environmentally friendly bleaching agent to brighten chemical, mechanical and recycled pulps as well as to treat a wide range of mill pollutants in the waste stream. The North American and European paper markets are mature, and new investment in pulp and paper capacity is largely focused in Asia and South America. The other North American and European hydrogen peroxide producers are EKA, a wholly owned subsidiary of Akzo Nobel N.V, Arkema Inc., Evonik Industries AG, Kemira Ovj, and Solvay S.A.

Zeolites and Silicates

Zeolite has a network structure which facilitates the exchange of cations, enabling it to soften hard water in detergents. Environmental regulations limiting or banning the use of sodium tripolyphosphate in detergents have facilitated the introduction of Zeolite as builder in detergents. The properties of zeolites make them very suitable for specific applications such as adsorption, separation, ion exchange and others. In addition, the zeolite network structure can be modified to produce specialty zeolite products designed to meet sophisticated market demands. We are currently working on applications to meet these demands. The main European Zeolite producers are PQ, Industrial Zeolite and FMC.

Soluble silicates are very versatile inorganic chemical products. They are produced by combining various ratios of sand with alkali to obtain a variety of products used in many industries. The applications of silicates include detergents, ceramics, paper, foundry, construction, rubber, agriculture, textiles and production of other chemicals. Due to their relatively low price and high logistic cost the silicate market is very fragmented with mostly local production. The main European producers are PQ, Cognis and FMC.

Source and Availability of Raw Materials

Our raw material requirements vary by business segment and include mineral-related natural resources (trona ore and lithium brines), processed chemicals, seaweed, specialty wood pulps and energy sources such as gas, coal, oil and electricity. Raw materials represented approximately 25 percent of our 2010 costs of sales and services, and no one raw material represented more than 10 percent of our total raw material purchases.

We extract ores used in Industrial Chemicals’ manufacturing processes from mines (e.g. trona in North America). Raw materials used by Specialty Chemicals include lithium brines, various types of seaweed that are sourced on a global basis and specialty pulps which are purchased from selected global producers. Raw materials used by Agricultural Products, primarily processed chemicals, are obtained from a variety of suppliers worldwide. Through December 31, 2010, our Huelva facility purchased the raw material, phosphorous rock, from others.

Patents

We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to our business. We do not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on the overall business of FMC. The duration of our patents depends on their respective jurisdictions. Their expiration dates range through 2030.

Seasonality

The seasonal nature of the crop protection market and the geographic spread of the Agricultural Products business can result in significant variations in quarterly earnings among geographic locations. Agricultural products sold into the northern hemisphere (North America, Europe and parts of Asia) serve seasonal agricultural markets from March through September, generally resulting in earnings in the first, second and third quarters. Markets in the southern hemisphere (Latin America and parts of the Asia Pacific region, including Australia) are served from July through February, generally resulting in earnings in the third, fourth and first quarters. The remainder of our businesses are generally not subject to significant seasonal fluctuations.

Competition

We have a number one or number two market position in many of our product lines, based on revenue, either globally or in North America, largely as a result of our product offerings, proprietary technologies and our position as a low-cost producer. The following product lines accounted for the majority of our 2010 consolidated revenue. Market positions are based on the most recently available revenue data.

Agricultural Products		Specialty Chemicals		Industrial Chemicals
Product Line	Market Position	Product Line	Market Position	Product Line	Market Position
Pyrethroids	#2 in North America	Microcrystalline cellulose	#1 globally	Soda ash	#1 in North America
Carbofuran	#1 globally	Carrageenan	#1 globally	Persulfates	#1 in North America
		Alginates	#1 globally
		Lithium	#2 globally

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

Our Industrial Chemicals segment serves the soda ash markets worldwide, the peroxygens markets predominantly in North America and Europe and the zeolite and silicate markets in Europe. In North America, our soda ash business competes with four domestic producers of natural soda ash, three of which operate in the vicinity of our mine and processing facilities near Green River, Wyoming. Outside of the U.S, Canada, Europe and South Africa, we sell soda ash mainly through ANSAC. Internationally, our natural soda ash competes with synthetic soda ash manufactured by numerous producers, ranging from integrated multinational companies to smaller regional companies. We maintain a leading position in the North American market for hydrogen peroxide, especially in specialty segments. There are currently five other firms competing in the hydrogen peroxide market in North America but most of them focus primarily on the commodity pulp and paper segment. The primary competitive factor affecting the sales of soda ash and hydrogen peroxide to commodity markets is price. We seek to maintain our competitive position by employing low cost processing technology. We possess strong cost and market positions in our European peroxygens business, zeolites and silicates. In each of these markets we face significant completion from a range of multinational and regional chemical producers.

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

	Year Ended December 31,
	2010	2009	2008
	(in Millions)
Agricultural Products	$80.8	$73.1	$70.6
Specialty Chemicals	13.4	12.9	14.9
Industrial Chemicals	6.3	6.8	8.3

Total	$100.5	$92.8	$93.8

Environmental Laws and Regulations

A discussion of environmental related factors can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10 “Environmental” in the notes to our consolidated financial statements included in this Form 10-K.

Employees

We employ approximately 4,900 people, with approximately 2,400 people in our domestic operations and 2,500 people in our foreign operations. Approximately 33 percent of our U.S.-based employees and 36 percent of our foreign-based employees are represented by collective bargaining agreements. We have successfully concluded virtually all of our recent contract negotiations without a work stoppage. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. We cannot predict, however, the outcome of future contract negotiations. In 2011, we have 8 collective-bargaining agreements expiring. These contracts affect approximately 5 percent of U.S.-based employees and 34 percent of foreign-based employees.

Securities and Exchange Commission Filings

Securities and Exchange Commission (SEC) filings are available free of charge on our website, www.fmc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted as soon as practicable after we furnish such materials to the SEC.

In accordance with the New York Stock Exchange (NYSE) rules, on May 21, 2010, the Company filed our certification by our Chief Executive Officer (CEO) that, as of the date of the certification, he was unaware of any violation by FMC of the NYSE’s corporate governance listing standards. We also file with each Form 10-Q and our Form 10-K certifications by the CEO and Chief Financial Officer under sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1A.	RISK FACTORS

Among the factors that could have an impact on our ability to achieve operating results and meet our other goals are:

Worldwide Recession and Disruption of Financial Markets:

•

The worldwide financial and credit market disruptions that were first manifested in 2008, reduced the availability of liquidity and credit generally necessary to fund a continuation and expansion of global economic activity. The shortage of liquidity and credit combined with substantial losses in equity markets led to a worldwide economic recession. While we have seen signs of recovery, the general slowdown in economic activity caused by an extended recession could adversely affect our business. A continuation or worsening of the current difficult economic conditions could adversely affect our customers’ ability to meet the terms of sale or our suppliers’ ability to fully perform their commitments to us.

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

•

We have deferred income tax assets. The carrying value of these assets is dependent upon, among other things, our future performance and our ability to successfully implement our future business plans.

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

FMC leases executive offices in Philadelphia, Pennsylvania and operates 31 manufacturing facilities and mines in 18 countries. Our major research and development facility is in Ewing, New Jersey.

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

We believe our facilities meet present requirements and are in good operating condition. The number and location of our owned or leased production properties for continuing operations are:

	United States	Latin America and Canada	Western Europe	Asia- Pacific	Total
Agricultural Products	2	1	—	3	6
Specialty Chemicals	3	2	6	6	17
Industrial Chemicals	3	1	4	—	8

Total	8	4	10	9	31

ITEM 3.	LEGAL PROCEEDINGS

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

As of December 31, 2010, there were approximately 12,000 premises and product asbestos claims pending against FMC in several jurisdictions. Since the 1980s, we have had discharged approximately 98,000 asbestos claims against FMC, the overwhelming majority of which have been dismissed without any payment to the plaintiff. Settlements by us with claimants since that time have totaled approximately $36.6 million.

We intend to continue managing these cases in accordance with our historical experience. We have established a reserve for this litigation.

In late June 2004, we were served in a lawsuit captioned “Lewis et al v. FMC Corporation” which was filed in United States District Court for the Western District of New York. The suit was brought by thirteen residents of Middleport, New York who allege that we violated certain state and federal environmental laws and seeks injunctive relief and monetary damages for personal injuries and property damage in connection with such alleged violations. A motion for summary was filed by the Company in 2007 and is expected to be decided in 2011. We believe this suit is without merit.

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

See Note 1 “Principal Accounting Policies and Related Financial Information—Environmental Obligations,” Note 10 “Environmental” and Note 18 “Commitments, Guarantees and Contingent Liabilities” in the notes to our consolidated financial statements beginning on page 56, page 71 and page 94, respectively, included in this Form 10-K, the content of which are incorporated by reference to this Item 3.

ITEM 4.	REMOVED AND RESERVED

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of FMC Corporation, the offices currently held by them, their business experience since at least January 1, 2006 and earlier and their ages as of December 31, 2010, are as follows:

Name	Age on 12/31/2010	Office, year of election and other information
Pierre R. Brondeau	53	President, Chief Executive Officer and Chairman of the Board (10-present); President and Chief Executive Officer of Dow Advanced Materials, a specialty materials company (09); President and Chief Operating Officer of Rohm and Haas Company, a predecessor of Dow Advanced Materials (08); Executive Vice President and Business Group Executive, Electronic Materials and Specialty Materials (07); Vice President and Business Group Executive, Electronic Materials, (03); President and Chief Executive Officer, Rohm and Haas Electronic Materials LLC and Regional Director, Europe, (03); Board Member, Tyco Electronics (07 – Present), Marathon Oil Company (10 – present)

W. Kim Foster	62	Executive Vice President and Chief Financial Officer (01-present); Vice President and General Manager—Agricultural Products Group (98); Director, International, Agricultural Products Group (96); General Manager, Airport Products and Systems Division (91); Board member, Hexcel Corporation (07 – present)

Andrea E. Utecht	62	Executive Vice President, General Counsel and Secretary (01-present); Senior Vice President, Secretary and General Counsel, Atofina Chemicals, Inc. (96)

D. Michael Wilson	48	President, Specialty Chemicals Group (11-present); Vice President and General Manager - Industrial Chemicals Group (03-10); General Manager Lithium Division (97); Vice President and General Manager, Technical Specialty Papers Division, Wausau Paper Corporation (96); Vice President Sales and Marketing, Rexam, Inc. (93)

Milton Steele	62	President, Agricultural Products Group (01-present); International Director, Agricultural Products (99); General Manager Bio Product Division (98); General Manager, Asia Pacific (96); Area Manager, Asia Pacific (92)

Mark A. Douglas	48	President, Industrial Chemicals Group (11-present); Vice President, Global Operations and International Development (10); Vice President, President Asia, Dow Advanced Materials (09) Corporate Vice President, President Asia, Rohm and Haas Company (07-09) Corporate Vice President, Director of Procurement and Logistics, Rohm and Haas Company (05-07)

Thomas C. Deas, Jr.	60	Vice President and Treasurer (01-present); Vice President, Treasurer and CFO, Applied Tech Products Corp. (98); Vice President, Treasurer and CFO, Airgas, Inc. (97); Vice President, Treasurer and CFO, Maritrans, Inc. (96); Vice President—Treasury and Assistant Treasurer, Scott Paper Company (88)

Graham R. Wood	57	Vice President, Controller (01-Present); Group Controller—Agricultural Products Group (99); Chief Financial Officer—European Region (97); Group Controller—FMC Foodtech (93)

All officers are elected to hold office for one year or until their successors are elected and qualified. No family relationships exist among any of the above-listed officers, and there are no arrangements or understandings between any of the above-listed officers and any other person pursuant to which they serve as an officer. The above-listed officers have not been involved in any legal proceedings during the past ten years of a nature for which the SEC requires disclosure that are material to an evaluation of the ability or integrity of any such officer.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

FMC common stock of $0.10 par value is traded on the New York Stock Exchange and the Chicago Stock Exchange (Symbol: FMC). There were 4,041 registered common stockholders as of December 31, 2010. Presented below are the 2010 and 2009 quarterly summaries of the high and low prices of the company’s common stock.

	2010				2009
Common stock prices:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$62.24	$65.80	$69.38	$82.03	$52.00	$56.25	$58.13	$57.75
Low	$50.75	$56.69	$55.64	$66.84	$34.90	$41.50	$40.69	$49.53

Our Board of Directors has declared regular quarterly dividends since 2006; however, any future payment of dividends will depend on our financial condition, results of operations, conditions in the financial markets and such other factors as are deemed relevant by our Board of Directors. Total cash dividends of $36.4 million, $36.3 million and $34.4 million were paid in 2010, 2009 and 2008, respectively.

On February 18, 2011, our Board of Directors approved a regular quarterly dividend of 15 cents per share to shareholders of record as of March 31, 2011. This represents an increase of 20 percent over the dividend of 12.5 cents per share declared on December 17, 2010 to shareholders of record as of December 31, 2010.

FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Tuesday, April 26, 2011, at Top of the Tower, 1717 Arch Street, 50th Floor, Philadelphia, PA 19103. Notice of the meeting, together with proxy materials, will be mailed approximately 30 days prior to the meeting to stockholders of record as of March 1, 2011.

Transfer Agent and Registrar of Stock:	Wells Fargo Shareowner Services
Attn: Manager of Account Administration
161 North Concord Exchange
South St. Paul, Minnesota 55075-1139

Stockholder Return Performance Presentation

The graph that follows shall not be deemed to be incorporated by reference into any filing made by FMC under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The following Stockholder Performance Graph compares the five-year cumulative total return on FMC’s Common Stock for the period from January 1, 2006 to December 31, 2010 with the S&P 500 Index and the S&P 500 Chemicals Index. The comparison assumes $100 was invested on December 31, 2005, in FMC’s Common Stock and in both of the indices, and the reinvestment of all dividends.

	2005	2006	2007	2008	2009	2010
FMC Corporation	100.00	145.33	208.66	172.93	217.51	313.59
S&P 500 Index	100.00	115.61	121.95	77.41	97.49	111.94
S&P 500 Chemicals Index	100.00	116.58	147.74	89.37	128.78	156.38

For the three and twelve months ended December 31, 2010, we made the following share repurchases:

ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
Q1 2010	24,437	$58.38	—	—	$189,808,358
Q2 2010	410,074	$60.96	410,016	$24,999,955	$164,808,403
Q3 2010	163,650	$64.40	155,700	$9,998,252	$154,810,151
October 1-31, 2010	65,428	$73.13	55,500	$4,058,587	$150,751,564
November 1-30, 2010	1,194,268	$76.38	1,194,268	$91,220,963	$59,350,601
December 1-31, 2010	59,035	$79.96	59,035	$4,720,421	$54,810,180
Q4 2010	1,318,731	$76.36	1,308,803	$99,999,971	$54,810,180

Total 2010	1,916,892	$71.82	1,874,519	$134,998,178	$54,810,180

On October 24, 2008, the Board of Directors authorized the repurchase of up to $250 million of our common stock. At December 31, 2010, $54.8 million remained unused of the 2008 authorization. On February 18, 2011, the Board authorized the repurchase of up to an additional $250 million of our common stock for a total of $304.8 million. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the twelve months ended December 31, 2010, we repurchased 1,874,519 shares under the publicly announced repurchase program for $135.0 million. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial and other data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2010, are derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2010.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in Millions, except per share data and ratios)
Income Statement Data:
Revenue	$3,116.3	$2,826.2	$3,115.3	$2,632.9	$2,345.9

Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense, loss on extinguishment of debt and income taxes	387.1	334.7	500.7	228.0	250.8

Income from continuing operations before income taxes	350.5	310.0	471.9	195.3	220.2

Income from continuing operations	218.5	257.0	346.5	166.3	151.9
Discontinued operations, net of income taxes (1)	(33.6)	(18.2)	(24.9)	(24.3)	(12.8)

Net income	184.9	238.8	321.6	142.0	139.1
Less: Net income attributable to noncontrolling interest	12.4	10.3	17.0	9.6	7.8

Net income attributable to FMC stockholders	$172.5	$228.5	$304.6	$132.4	$131.3

Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	206.1	246.7	329.5	156.7	144.1
Discontinued operations, net of income taxes	(33.6)	(18.2)	(24.9)	(24.3)	(12.8)

Net income	$172.5	$228.5	$304.6	$132.4	$131.3

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$2.84	$3.40	$4.44	$2.06	$1.86
Discontinued operations	(0.46)	(0.25)	(0.34)	(0.32)	(0.17)

Net income	$2.38	$3.15	$4.10	$1.74	$1.69

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$2.82	$3.37	$4.35	$2.02	$1.82
Discontinued operations	(0.46)	(0.25)	(0.33)	(0.31)	(0.16)

Net income	$2.36	$3.12	$4.02	$1.71	$1.66

Balance Sheet Data:
Total assets	$3,319.9	$3,136.2	$2,993.9	$2,733.4	$2,740.7
Long-term debt	$619.4	$610.5	$595.0	$497.3	$576.0
Other Data:
Ratio of earnings to fixed charges (2)	7.5x	9.2x	11.6x	5.1x	5.3x
Cash dividends declared per share	$0.500	$0.500	$0.480	$0.405	$0.360

Footnotes:

(1)	Discontinued operations, net of income taxes includes the following items related to our discontinued businesses: gains and losses related to adjustments to our estimates of our liabilities for environmental exposures, general liability, workers’ compensation, postretirement benefit obligations, legal defense, property maintenance and other costs, losses for the settlement of litigation and gains related to property sales.
(2)	In calculating this ratio, earnings consist of income (loss) from continuing operations before income taxes plus interest expense, amortization expense related to debt discounts, fees and expenses, amortization of capitalized interest, interest included in rental expenses (assumed to be one-third of rent) and equity in (earnings) loss of affiliates. Fixed charges consist of interest expense, amortization of debt discounts, fees and expenses, interest capitalized as part of fixed assets and interest included in rental expenses.

FORWARD-LOOKING INFORMATION

Statement under the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995: We and our representatives may from time to time make written or oral statements that are “forward-looking” and provide other than historical information, including statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations within, in our other filings with the SEC, or in reports to our stockholders.

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

Overview

We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Our Agricultural Products segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides, and fungicides – with particular strength in insecticides and herbicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as pest control in non-agricultural markets. Specialty Chemicals consists of our BioPolymer and lithium businesses and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding, encapsulation and disintegrant applications, ultrapure biopolymers for medical devices and lithium for energy storage specialty polymers and pharmaceutical synthesis. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens, zeolites and silicates. Through December 31, 2010, our Industrial Chemicals segment also held a niche position in phosphorous chemicals products, however, in November 2010, we made the decision to exit the phosphate business via the shutdown of our Huelva facility in Spain.

2010 Highlights

Our businesses this year have been positively impacted by the increase in global economic activity resulting in higher volumes. Results for 2010 reflect increases in both consolidated revenues and earnings in all three of our operating segments driven by solid performance.

Our Agricultural Products segment revenues increased 18 percent driven by sales gains in North America, Latin America, particularly Brazil, and Asia due to improved market conditions in several key crops and growth from new and recently introduced products. Revenue also increased in our Specialty Chemicals segment with revenues up nine percent compared to the prior year period. Increases in the Specialty Chemicals segment were led by a robust demand recovery in lithium primaries and strong commercial performance in BioPolymer. Our Industrial Chemicals segment revenues increased three percent from prior year period as volume gains across all businesses were largely offset by reduced selling prices and lower electricity sales stemming from the sale of a Spanish cogeneration facility in 2009. In Spain we operate electricity cogeneration facilities and sell excess electricity into the Spanish electrical grid.

Agricultural Products operating profit increased seven percent compared to the prior year period reflecting strong sales performance partially offset by less favorable mix, higher inventory and distribution costs, increased selling and administrative expenses and higher spending on growth initiatives. Specialty Chemicals operating profit grew by 16 percent as volume gains in lithium primaries, favorable commercial performance in BioPolymer and the benefits of productivity initiatives were partially offset by higher raw material costs. Industrial Chemicals operating profit increased 37 percent from the prior year period, driven by the strong demand recovery and lower raw material, particularly phosphate rock, and energy costs which more than offset lower selling prices across the segment. See “Segment Results” section starting on page 28 for further discussion on the results of our operating segments.

In the fourth quarter of 2010, we announced a new corporate strategy, which we refer to as Vision 2015. Vision 2015 is focused on driving sales and earnings growth while sustaining a return on invested capital well above our cost of capital, and has as one of its key objectives, achieving a total shareholder return in the top quartile of a broad group of industry peers. Vision 2015 and its five key elements are explained in more detail in our strategy section of this Form 10-K included in Item 1.

In November 2010, we made the decision to cease operations at our Huelva, Spain facility and exit the phosphate business in Europe. The facility was a part of our subsidiary FMC Foret, S.A. (“Foret”), which is included in our Industrial Chemicals segment. The closure of the facility was initiated as a consequence of the Spanish judicial ruling which, effective January 1, 2011, prohibited us from storing phosphogypsum on a site adjacent to our production facility. The phosphogypsum is a byproduct of the process of manufacturing phosphoric acid, which is used in the manufacturing of our phosphate products. Since receipt of the unfavorable Spanish judicial ruling, we attempted to pursue strategic alternatives for our Foret phosphorus business. With no reasonable economic alternatives, the judicial ruling inhibited our ability to cost effectively produce our phosphate product and therefore rendered it uneconomical for FMC to continue operations at the facility. The Huelva decision resulted in the incurrence of significant restructuring charges in 2010.

2011 Outlook

In 2011, we expect a year of solid performance. We expect to have an increase to our revenues driven by increased volumes in most regions, particularly Latin America and Asia, in our Agricultural Products segment and favorable commercial performance in BioPolymer and higher selling prices and favorable mix in lithium in our Specialty Chemicals segment. This revenue increase will be slightly offset by lower revenue in our Industrial Chemicals segment as growth in soda ash and peroxygens is expected to be fully offset by the absence of revenue for the exited phosphate business.

We expect an increase in earnings. The increase will be partially driven by higher sales as discussed above. Additionally, we expect continued productivity improvements in our Specialty Chemicals segments as well as the benefit of cost reduction initiatives in our Industrial Chemicals segment. Our projected earnings increase will be partially offset by higher spending on growth initiatives and higher raw material costs particularly in our Agricultural Products segment. We expect cash flow from our business segments to remain strong.

Results of Operations—2010, 2009 and 2008

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

	Year Ended December 31,
(in Millions)	2010	2009	2008
Revenue
Agricultural Products	$1,241.8	$1,051.6	$1,058.7
Specialty Chemicals	824.5	753.1	764.5
Industrial Chemicals	1,054.8	1,026.7	1,296.9
Eliminations	(4.8)	(5.2)	(4.8)

Total	$3,116.3	$2,826.2	$3,115.3

Income (loss) from continuing operations before income taxes
Agricultural Products	$309.5	$289.0	$245.2
Specialty Chemicals	185.0	159.6	152.0
Industrial Chemicals	122.9	89.7	201.4
Eliminations	0.2	(0.1)	(0.1)

Segment operating profit (1)	617.6	538.2	598.5
Corporate	(63.0)	(44.1)	(49.8)
Other income (expense), net	(18.0)	(27.5)	(8.6)
Interest expense, net	(39.3)	(27.0)	(31.9)
Corporate special income (charges):
Restructuring and other income (charges)	(151.9)	(132.8)	(49.6)
Impairment of Perorsa joint venture	—	—	(1.4)
Purchase accounting inventory fair value impact and other related inventory adjustments	—	(7.1)	(2.3)
Pension settlement charge	(7.3)	—	—
Provision for income taxes	(132.0)	(53.0)	(125.4)
Discontinued operations, net of income taxes	(33.6)	(18.2)	(24.9)

Net income attributable to FMC stockholders	$172.5	$228.5	$304.6

(1)	Results for all segments are net of noncontrolling interests in 2010, 2009 and 2008 of $12.4 million, $10.3 million and $17.0 million, respectively. The majority of which pertains to our Industrial Chemicals segment.

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

	Year Ended December 31,
(in Millions)	2010	2009	2008
Net income attributable to FMC stockholders	$172.5	$228.5	$304.6
Corporate special charges (income), pre-tax	159.2	139.9	53.3
Income tax expense (benefit) on Corporate special charges (income)	(50.4)	(38.8)	(23.0)

Corporate special charges (income), net of income taxes	108.8	101.1	30.3
Discontinued operations, net of income tax benefit of $18.7 million, $11.2 million and $15.0 million in 2010, 2009 and 2008, respectively	33.6	18.2	24.9
Tax adjustments	38.7	(43.7)	(8.7)

After-tax income from continuing operations excluding restructuring and other income and charges	$353.6	$304.1	$351.1

Year Ended December 31, 2010 compared to December 31, 2009

In the following discussion, “year” refers to the year ended December 31, 2010, and “prior year” refers to the year ended December 31, 2009. Additionally, in the discussion below, please refer to our chart on page 27 under “Overview”. All comparisons are between the periods unless otherwise noted.

Segment Results

For management purposes, segment operating profit is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses and research and development expenses). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (income), investment gains and losses, loss on extinguishment of debt, asset impairments, Last-in, First-out (“LIFO”) inventory adjustments, amortization of inventory step-up from business acquisitions and other related inventory adjustments, pension settlement charge adjustments and other income and expense items.

Information about how each of these items relates to our businesses at the segment level and results by segment are discussed below and in Note 19 to our consolidated financial statements included in this Form 10-K.

Agricultural Products

	Year Ended December 31,		Increase/(Decrease)
(in Millions)	2010	2009	$	%
Revenue	$1,241.8	$1,051.6	$190.2	18%
Operating Profit	309.5	289.0	20.5	7

Revenue of $1,241.8 million increased 18 percent versus the prior year, as higher sales were recognized in North America, Latin America and Asia. North America revenue increased 15 percent to $252.0 million due to strong demand for our proprietary herbicides, growth from new and recently introduced products, particularly our newly acquired herbicide, fluthiacet-methyl, and improving market conditions in some non-crop segments. Europe, Middle East and Africa revenue of $158.7 million were flat year over year. Latin America revenue of $628.9 million increased 24 percent due to improved market conditions, particularly in the sugarcane, cotton, soybeans, corn and tobacco segments, and growth in new and recently introduced products. Revenue in Asia increased 21 percent to $202.1 million reflecting better market conditions, the introduction of new products and growth in most countries particularly India, Indonesia, Australia and China.

Segment operating profit of $309.5 million increased seven percent compared to the prior year period, reflecting strong sales performance partially offset by higher first-half inventory and distribution costs, and selling and administrative expenses. Higher selling and administrative expenses were primarily due to foreign exchange impacts, higher spending on growth initiatives and increased people-related costs.

In 2011, we expect full-year revenue growth in the high-single digits driven by increased volumes in most regions, particularly Latin America and Asia, due to expected strong market conditions and growth in new and recently introduced products. Full-year segment operating profit growth is expected in the high-single digits reflecting the sales gains partially offset by higher spending on growth initiatives and higher raw material costs.

Certain Regulatory Issues

In our Agricultural Products segment, several products are undergoing re-registration in the U.S. and/or a comparable regulatory review by the European Union (“EU”) governmental authorities. In August 2006, the U.S. Environmental Protection Agency (“EPA”) issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide under the U.S. federal pesticide law. The IRED proposed cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses, while maintaining tolerances for imported commodities (bananas, coffee, rice and sugarcane). The EPA reiterated its proposal in January 2008, with the issuance of a draft Notice of Intent to cancel carbofuran use (“Notice”). In February 2008, the EPA convened a Scientific Advisory Panel meeting to evaluate scientific issues relevant to the Notice. Separately, the U.S. Department of Agriculture issued its comments on the Notice, stating that carbofuran should continue to be registered. On July 24, 2008, the EPA published a proposal to revoke all carbofuran tolerances under the Federal Food Drug and Cosmetic Act in advance of any issuance of a final Notice under the federal pesticide law. We responded to that notice, expressing our strong disagreement with the EPA’s proposal to revoke tolerances and our belief that carbofuran residues on food do not pose a threat to human health. In May 2009, the EPA published its final revocation of all carbofuran tolerances effective December 31, 2009. We filed our objections to this revocation and requested a hearing before an administrative law judge. On October 30, 2009, the EPA denied our objections and our request for a hearing. We believe that we are entitled to a hearing and we have challenged this decision by seeking judicial review in the U.S. federal courts. On July 23, 2010, the U.S. Court of Appeals for the D.C. Circuit ruled that the EPA acted arbitrarily and capriciously in revoking the import tolerances, and ordered that those tolerances be reinstated. However, the Court did not extend its rationale to the domestic tolerances and instead ruled that the EPA had the right to deny our request for administrative hearing. In mid-February 2011, we filed a petition for writ of certiorari, seeking review before the U.S. Supreme Court. In light of the December 31, 2009, tolerance revocation, FMC ceased sales of carbofuran in the United States in 2009. FMC’s sales of our carbofuran products in the United States were not significant and termination of such U.S. sales did not have a material effect on the Company’s financial condition or results of operations. We do not know the EPA’s timing on a final Notice of Intent to Cancel the carbofuran registration, though the EPA has said it intends to issue such notice after the tolerance revocation decision is finally resolved.

In the EU, following an administrative appeals process, the European Commission’s proposal to exclude our bifenthrin product from the European Commission’s official list of approved pesticides, was adopted on November 30, 2009. FMC had an additional six months to sell bifenthrin in the EU (i.e., through end-May 2010), and subsequently, in most EU countries, there is up to 6-12 months for further sale by distributors or dealers, and use by farmers. We have re-submitted for reconsideration and the product dossier is now being reviewed by relevant European authorities. On December 30, 2010, the French Ministry of Agriculture issued a notice adding bifenthrin, along with eight other pesticidal active ingredients, to the “Grenelle” list of pesticides prohibited for sale in France. We believe that such listing was unwarranted and contrary to French administrative law, and we are challenging the decision. Through these efforts, we are seeking to minimize the interruption in existing and future bifenthrin sales in the European market.

We intend to defend vigorously all our products in the U.S., EU and other countries’ regulatory processes where FMC’s pesticide products will be reviewed in the ordinary course of regulatory programs during 2011 as part of the ongoing cycle of re-registration in countries around the world. The Brazilian health surveillance agency has informed us that they intend to review carbofuran along with 13 other major pesticides, but has yet to issue any required formal announcement that identifies their specific concerns or preliminary position on re-registration. FMC is cooperating and defending our product in this process. Under the Brazilian regulatory process, any recommendation would require public notice and comment as well as concurrence from the Brazilian environmental and agricultural ministries before any regulatory change is effective. Thus, we do not expect a potential sales impact in Brazil in 2011.

Specialty Chemicals

(in Millions)	Year Ended December 31,		Increase/(Decrease)
	2010	2009	$	%
Revenue	$824.5	$753.1	$71.4	9%
Operating Profit	185.0	159.6	25.4	16

Revenue in Specialty Chemicals was $824.5 million, an increase of approximately nine percent versus the prior-year period. The increase was driven primarily by a robust demand recovery in lithium primaries and strong commercial performance in BioPolymer.

BioPolymer revenues of $611.5 million increased six percent from the prior-year period. This increase was primarily due to higher volumes which increased revenue by five percent. BioPolymer experienced broad-based volume gains across both food and pharmaceutical markets. Additionally, improved pricing and mix increased revenue, driven primarily by higher pricing in food ingredients.

Lithium revenues of $213.0 million increased 22 percent from the prior-year period primarily due to higher volumes driven by improving economic conditions slightly offset by lower pricing. Higher volumes increased revenue by 29 percent while the lower pricing impacted revenues downward by seven percent. The improving economic conditions in lithium are driven primarily by growth in battery and metals markets in Asia.

Segment operating profit of $185.0 million increased 16 percent versus the year ago period, as volume gains in lithium primaries, favorable commercial performance in BioPolymer and the benefits of productivity initiatives were partially offset by higher raw material costs.

In 2011, we expect full-year revenue growth in the mid-single digits, driven by favorable commercial performance in BioPolymer and higher selling prices and favorable mix in lithium. Full-year segment operating profit growth is expected in the low teens reflecting higher sales across all businesses and continued productivity improvements.

Industrial Chemicals

(in Millions)	Year Ended December 31,		Increase/(Decrease)
	2010	2009	$	%
Revenue	$1,054.8	$1,026.7	28.1	3%
Operating Profit	122.9	89.7	33.2	37

Revenue in Industrial Chemicals was $1,054.8 million, an increase of approximately three percent versus the prior-year period. An increase in volumes across the segment increased revenues by eight percent which was offset by a seven percent decline in pricing. Soda ash revenues were up due to increased volumes, particularly in the export market, partially offset by lower prices. The segment experienced volume increases in peroxygens and phosphates offset by reduced selling prices for these products. The higher volumes in the segment also resulted in increased freight billings which increased revenue by three percent. The segment was also negatively impacted by $12 million or one percent decrease due to lower electricity sales due to the divestiture of a Spanish co-generation facility in the third quarter of 2009. In Spain, we operate electricity co-generation facilities and sell excess electricity into the Spanish electrical grid.

Segment operating profit of $122.9 million increased approximately 37 percent versus the year ago period, driven by the strong demand recovery and lower raw material, particularly phosphate rock, and energy costs which more than offset lower selling prices across the segment.

In 2011, we expect full-year revenue to be approximately 5 percent lower as growth in soda ash and peroxygens will be offset by the absence of revenue from the exited phosphate business, which occurred at the end of 2010. Full-year operating profit growth is expected in the mid-twenties driven by higher selling prices and volume growth augmented by the benefit of cost reduction initiatives.

Recent events in Venezuela, such as hyperinflation, devaluation of currency, government price controls, parallel exchange rates, and political issues have created significant risks and uncertainties for the Venezuelan operations of U.S.-based companies. Our Spanish subsidiary, FMC Foret, holds a noncontrolling interest in a Venezuelan joint-venture named Tripoliven. The value of this investment on our consolidated balance sheet at December 31, 2010 is approximately $9 million. While the receipts of collecting dividends from this entity have slowed, we continued to receive dividends from the entity during 2010. We do not believe there is any impairment of the entity at December 31, 2010 and, in light of the facts and circumstances noted above, will continue to monitor this situation. The risks associated with this entity would have an immaterial impact on our liquidity or consolidated financial position but could result in an impact to our results of operations in any one period in the form of an impairment charge.

Other Results of Operations

Corporate expenses

We recorded expenses of $63.0 million in 2010 compared to $44.1 million in 2009. The increase was primarily due to increased incentive compensation expense and consulting expense compared to the prior year. The increase in consulting services is a result of several new initiatives, primarily involving global procurement, aimed at reducing the costs of goods and services purchased on a world-wide basis. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our consolidated statements of income.

Other income (expense), net

Other income (expense), net is comprised primarily of LIFO inventory adjustments and pension expense. Other expense was $18.0 million in 2010 compared to $27.5 million in 2009. The decrease was due primarily to income related to a decrease in our LIFO inventory reserves. These charges were partially offset by higher pension expense and incentive compensation. Excluding pension expense, other income (expense), net is included as a component of the line item “Costs of sales and services” on our consolidated statements of income. Pension expense is included as a component of the line item “Selling, general and administrative expenses” on our consolidated statements of income.

Interest expense, net

The 2010 net interest expense increased to $39.3 million compared to $27.0 million in 2009 primarily due to higher interest rates associated with our senior bond offering in the fourth quarter 2009 whose proceeds were used to pay off lower variable rate debt under out committed credit facilities.

Corporate special income (charges)

Restructuring and other charges (income) were $151.9 million in 2010 compared to $132.8 million in 2009. Please see the table and further discussion regarding our restructuring and other charges (income) in Note 7 to our Consolidated Financial Statements included in this Form 10-K. The restructuring and other charges (income) of $151.9 million recorded in 2010 were a result of the following:

Restructuring charges and asset disposals

•

A $7.2 million charge in our Specialty Chemicals segment due to the continued realignment of our BioPolymer alginates manufacturing operations. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $1.6 million, (ii) a reduction to previously recorded severance reserves of $0.6 million, (iii) the accrual of costs associated with leased properties which we have ceased using of $5.2 million and (iv) other shut down charges of $1.0 million.

•

In 2009, we made the decision to close our Bayport butyllithium facility located in Bayport, Texas, which is part of our Specialty Chemicals segment. As the closure was finalized in 2010, we recorded $1.1 million of income which consisted of (i) a reduction of previously recorded retirement obligations at the site of $0.9 million and (ii) a reduction of previously recorded severance reserves of $0.2 million.

•

A $110.4 million charge in our Industrial Chemicals segment due to the decision to shut down our Huelva facility and exit the phosphate business. The charge consisted of (i) severance and employee benefits of $37.0 million, (ii) accelerated depreciation on fixed assets to be abandoned of $69.4 million and (iii) other shut down charges of $4.0 million. We ceased production at this facility on December 31, 2010.

•

A $6.9 million charge in our Industrial Chemicals segment due to our decision in 2009 to phase out operations of our Barcelona, Spain facility. The charge consisted of (i) accelerated depreciation on fixed assets to be abandoned of $10.1 million and (ii) other costs of $1.0 million, mainly related to spare part write-offs and contract termination expenses, partially offset by (iii) recoveries associated with the phase out of $4.0 million, and (iv) a reduction to previously recorded severance reserves of $0.2 million. The recoveries represented the sale of the land lease rights associated with a portion of this facility.

•

In 2009, we made the decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico, which is part of our Industrial Chemicals segment. During 2010, we recorded $1.0 million of income which related to the reversal of a previously recorded loss contingency.

•	Severance costs due to other workforce restructurings of $5.5 million primarily related to our Industrial Chemicals segment.

•	A $0.7 million gain, primarily related to foreign currency translation adjustment as a result of the liquidation of a legal entity that owned a co-generation facility at Foret.

Other charges (income), net

•	Corporate net charges of $14.2 million relating to environmental remediation at operating sites.

•	A $5.7 million charge related to our Agricultural Products segment acquiring certain rights relating to a herbicide compound still under development.

•	$1.5 million of net charges primarily related to a legal settlement associated with the U.S. hydrogen peroxide matter in our Industrial Chemicals segment.

•	$0.5 million of charges in our Agricultural Products segment related to a collaboration and license agreement with a third-party company.

•	$2.8 million of charges, primarily relating to the accrual of interest associated with a European Commission fine currently being appealed.

The restructuring and other charges (income) of $132.8 million recorded in 2009 were a result of the following:

Restructuring charges and asset disposal charges

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

The activity of the restructuring charges listed above are included within Note 7 to our consolidated financial statements included in this Form 10-K. We believe the restructuring plans implemented are on schedule and the benefits and savings either have been or will be achieved.

Purchase accounting inventory fair value impact and other related inventory adjustments for the year ended December 31, 2009, totaled $7.1 million. In purchase accounting, inventory is stepped up from its cost value to estimated selling prices less costs to sell. This line item represented charges related to amortization of the inventory fair value step-up associated with the third quarter 2008 acquisition in our Specialty Chemicals segment and the first quarter 2009 acquisition in our Agricultural Products segment. Additionally the amount in 2009 includes inventory adjustments related to the third quarter 2008 acquisition in our Specialty Chemicals segment and subsequent alginates business restructuring. On the consolidated statements of income, these charges are included in “Costs of sales and services”. No such events occurred in the year ended December 31, 2010.

Pension settlement charge represent a settlement charge associated with the acceleration of previously deferred pension actuarial losses. The acceleration was triggered by a lump-sum payout to our former Chairman and CEO.

On the consolidated statements of income, these charges are included in “Selling, general and administrative expenses” for the year ended December 31, 2010. No such event occurred for the year ended December 31, 2009.

Provision for income taxes

We recorded a provision of $132.0 million in 2010 compared with a provision of $53.0 million in 2009 resulting in effective tax rates of 37.7 percent and 17.1 percent, respectively. The change in the effective tax rate was primarily a result of tax adjustments recorded in 2010 and 2009 as described below.

2010 tax adjustments were unfavorable in the amount of $38.7 million and are primarily a result of recording a $40 million valuation allowance in our Spanish legal entity, predominantly due to the Huelva facility shutdown, for tax losses that are not expected to be fully recoverable in future years from the earnings of the remaining businesses in that entity. 2010 tax adjustments were also impacted by a $3.6 million tax charge associated with the tax treatment of the Medicare Part D subsidy, which was enacted as part of the recent U.S. health care reform legislation. The unfavorable tax adjustments were partially offset by a reduction in our liability for unrecognized tax benefits due to settlements of audits and expiration of statute of limitations and recognition of various tax credits.

2009 tax adjustments were favorable in the amount of $43.7 million and were primarily a result of a reduction in our liability for unrecognized tax benefits due to favorable settlements of tax audits and the expiration of statutes of limitations as well as the reversal of certain domestic related tax valuation allowances. These domestic valuation allowances were no longer necessary because of our expectation that the related deferred tax assets were likely to be realized.

Excluding the impact of these tax adjustments, our effective tax rate in 2010 was 26.6 percent versus 31.1 percent in 2009 and the fluctuation is primarily the result of the mix of domestic income compared to income earned outside of the U.S. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S.

Discontinued operations, net of income tax

Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued between 1976 and 2001. The primary liabilities retained include environmental liabilities, other post-retirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.

Discontinued operations, net of income tax totaled a loss of $33.6 million in 2010 versus a loss of $18.2 million in 2009. The 2010 loss is primarily related to environmental charges associated with our Middleport site and operating and maintenance activities partially offset by recoveries. The 2010 loss also includes charges for legal reserves and expenses related to discontinued operations. The 2009 loss is primarily related to environmental charges associated with our Front Royal and Middleport sites and operating and maintenance activities partially offset by recoveries related to our Front Royal site. The 2009 loss also includes charges for legal reserves and expenses related to discontinued operations.

Net income attributable to FMC stockholders

Net income attributable to FMC stockholders decreased to $172.5 million in 2010 compared with $228.5 million in 2009. The decrease was primarily due to higher restructuring and other charges (income) and increased corporate expenses, interest expense, income taxes and environmental charges. Partially offsetting these decreases were higher profits across all segments.

Year Ended December 31, 2009 compared to December 31, 2008

In the following discussion, “year” refers to the year ended December 31, 2009 and “prior year” refers to the year ended December 31, 2008. Additionally, in the discussion below, please refer to our chart on page 27 under “Overview”. All comparisons are between the periods unless otherwise noted.

Segment Results

Agricultural Products

(in Millions)	Year Ended December 31,		Increase/(Decrease)
	2009	2008	$	%
Revenue	$1,051.6	$1,058.7	$(7.1)	(1)%
Operating Profit	289.0	245.2	43.8	18

Revenue of $1,051.6 million was one percent lower than the prior year period as sales gains in North America, Latin America (which is primarily Brazil) and non-crop markets and generally higher pricing across the entire business were more than fully offset by lower sales in Europe and Asia, which also included unfavorable currency impacts in these two regions. North American revenues of $218.7 million increased three percent on new product introductions, price increases and sales from the CB Professional Products line acquisition. Revenues in Europe, Middle East and Africa of $146.4 million declined 11 percent due to weaker markets and unfavorable currency impacts. In Latin America, revenues increased two percent to $506.8 million primarily due to improved second half market conditions in Brazil, partially offset by unfavorable currency impacts. In Asia, revenues declined two percent to $166.6 million due mainly to unfavorable weather conditions, weak pest pressures and unfavorable currency impacts.

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

Specialty Chemicals

(in Millions)	Year Ended December 31,		Increase/(Decrease)
	2009	2008	$	%
Revenue	$753.1	$764.5	$(11.4)	(1)%
Operating Profit	159.6	152.0	7.6	5

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

Industrial Chemicals

(in Millions)	Year Ended December 31,		Increase/(Decrease)
	2009	2008	$	%
Revenue	$1,026.7	$1,296.9	$(270.2)	(21)%
Operating Profit	89.7	201.4	(111.7)	(55)

Industrial Chemicals revenue of $1,026.7 million decreased 21 percent versus the prior year period due primarily to volume declines across the segment. These volume declines reduced segment revenues by approximately 15 percent, while pricing remained flat, despite a significant year-over-year reduction in pricing for phosphates. The remaining decline of approximately six percent was driven primarily by unfavorable currency impacts and reduced freight billings in line with the volume declines noted above. Soda ash revenues were down on lower volumes, with pricing improvements partially offsetting these unfavorable impacts. Foret revenues were down on lower volumes and pricing, particularly for phosphates and an unfavorable euro. Finally, North American Peroxygens revenue decreased primarily due to volume declines, partially offset by pricing improvements.

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

Other income (expense), net

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

Corporate special income (charges)

Restructuring and other charges (income) were $132.8 million in 2009 compared to $49.6 million in 2008. Refer to page 32 for a list of the charges in this category for the year ended December 31, 2009. The restructuring and other charges (income) of $49.6 million recorded in 2008 were a result of the following:

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

Purchase accounting inventory fair value impact and other related inventory adjustments for the year ended December 31, 2009, totaled $7.1 million. Refer to page 33 for a description of this charge for the year ended December 31, 2009. For the year ended December 31, 2008, the charges of $2.3 million represented the amortization of the inventory fair value step-up resulting from the application of purchase accounting associated with the third quarter 2008 acquisition in our Specialty Chemicals segment.

Provision for income taxes

We recorded a provision of $53.0 million in 2009 compared with a provision of $125.4 million in 2008 resulting in effective tax rates of 17.1 percent and 26.6 percent, respectively. The effective tax rates were impacted by tax adjustments recorded during 2009 and 2008. These tax adjustments are described below.

2009 tax adjustments were favorable in the amount of $43.7 million and were primarily a result of a reduction in our liability for unrecognized tax benefits due to favorable settlements of tax audits and the expiration of statutes of limitations as well as the reversal of certain domestic related tax valuation allowances. These domestic valuation allowances were no longer necessary because of our expectation that the related deferred tax assets were likely to be realized.

2008 tax adjustments were favorable in the amount of $8.7 million and primarily result from a benefit to adjust our reserve for unrecognized tax benefits due to favorable settlements of tax audits. Partially offsetting this benefit are charges associated with adjustments for prior years’ tax matters.

Excluding the impact of these tax adjustments, our effective tax rate in 2009 was 31.1 percent versus 28.4 percent in 2008. This change was related to the 2009 resolution of a regulatory matter in our Industrial Chemicals segment that was non-deductible for tax purposes.

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

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2010 and 2009 were $161.5 million and $76.6 million, respectively. We had total debt of $637.9 million and $643.9 million at December 31, 2010 and 2009, respectively. This included $503.0 million and $588.0 million of long-term debt (excluding current portions of $116.4 million and $22.5 million) at December 31, 2010 and 2009, respectively. Short-term debt, which consists of foreign borrowings, decreased to $18.5 million at December 31, 2010 compared to $33.4 million at December 31, 2009.

2009 Senior Notes Offering

On November 30, 2009, we issued $300 million aggregate principal amount of 5.20% Senior Notes due 2019. The net proceeds from the offering were used to pay down existing indebtedness under our revolving credit agreements and for general corporate purposes.

Domestic Credit Agreement

On August 28, 2007, we executed a credit agreement (the “Domestic Credit Agreement”), which provided for a five-year, $600 million revolving credit facility. The proceeds from this facility are available for general corporate purposes, including issuing letters of credit up to a $300 million sub-limit. The Domestic Credit Agreement also contains an option under which, subject to certain conditions, we may request an increase in the facility to $1 billion.

Loans under the facility bear interest at a floating rate, either a base rate as defined, or the applicable euro currency rate for the relevant term plus an applicable margin. The margin is 0.3 percent per year, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At December 31, 2010, the applicable borrowing rate under our Domestic Credit Agreement was 0.6 percent per annum.

We had no borrowings under our Domestic Credit Agreement at December 31, 2010 and December 31, 2009. Letters of credit outstanding under the Domestic Credit Agreement totaled $130.4 million and $153.2 million at December 31, 2010 and 2009, respectively. Available funds under the Domestic Credit Agreement were $469.6 million and $446.8 million at December 31, 2010 and 2009, respectively.

European Credit Agreement

On December 16, 2005, FMC Finance B.V., our Dutch finance subsidiary, executed a credit agreement (the “European Credit Agreement”), which provides for an unsecured revolving credit facility in the amount of €220 million. Borrowings may be denominated in euros or U.S. dollars. FMC and our Dutch finance subsidiary’s direct parent provide guarantees of amounts due under the European Credit Agreement. On August 13, 2010, we amended this agreement to extend its maturity to August 2012.

Loans under the European Credit Agreement bear interest at a euro currency base rate, which for loans denominated in euros is the Euro InterBank Offered Rate, and for loans denominated in dollars is London Interbank Offered Rate (“LIBOR”) in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the rating assigned to FMC by each of Moody’s and S&P. At December 31, 2010, the applicable margin was 1.8 percent and the applicable borrowing rate under the European Credit Agreement was 2.5 percent per annum.

At December 31, 2010 and 2009 we had no borrowings, in revolving credit facility borrowings under the European Credit Agreement, resulting in available funds of $289.1 million and $315.4 million, respectively.

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended December 31, 2010 was 1.2 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended December 31, 2010 was 14.9 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at December 31, 2010.

Statement of Cash Flows

Cash provided by operating activities for 2010 was $399.7 million.

Income from continuing operations of $218.5 million reflected restructuring and other charges of $151.9 million, of which $81.1 million was for non-cash asset write-downs related to the exit of various facilities announced in 2010 and $46.1 million of other facilities exit costs to be settled in cash, mainly for severance costs and lease obligations. Cash spending on restructuring and other charges in 2010 was $53.4 million. Also included in income from continuing operations was $14.2 million for environmental and remediation at our operating sites, which will be spent in years beyond 2010. Net cash spending on environmental remediation at our operating sites in 2010 was $8.9 million which was recorded against pre-existing reserves. Income from continuing operations is also adjusted for other non-cash items which include stock-based compensation expense and excess tax benefits from share-based compensation. There was a significant increase in excess tax benefits from share-based compensation because we utilized our remaining U.S. federal net operating losses in 2010. See Note 14 to our consolidated financial statements included in this Form 10-K for further discussion on these excess tax benefits.

Receivables were a use of cash of $109.9 million due to revenue increases in our businesses, particularly for Agricultural Products sales in Brazil where terms are significantly longer than in the rest of our businesses. Partially offsetting the higher receivables were accrued customer rebates which increased by $33.2 million due to increased sales primarily in our Agricultural Products segment. These rebates are primarily in North America and Brazil and generally settle in the fourth quarter of each year, however, have increased from the prior year due to higher revenues in these areas. Accounts payables also increased as a result of a higher focus on payables management.

Accrued pension and other post retirement benefits were a use of cash of $105.2 million which included a voluntary contribution to our U.S. defined benefit plan of $80 million as well as a lump-sum payout of approximately $15 million from our nonqualified pension plan.

Cash provided by operating activities for 2009 was $343.5 million.

Income from continuing operations of $257.0 million reflected restructuring and other charges of $132.8 million, of which $46.3 million was for non-cash asset write-downs on exit of various facilities during the year and $35.2 million of other facilities exit costs to be settled in cash, mainly for severance costs. Cash spending on restructuring and other charges during 2009 was $37.4 million. Also included in restructuring and other income and charges was $20.2 million for environmental remediation at our operating sites, which will be spent in years beyond 2009. Cash spending on environmental remediation at our operating sites in 2009 was $7.4 million, against pre-existing reserves.

Receivables in 2009 were a use of cash of $59.3 million as lower receivables in Industrial Chemicals due to the revenue decline was more than offset by increased receivables in Agricultural Products in Brazil, where sales have grown and terms are significantly longer. Inventories were a source of cash of $35.4 million due to lower inventory costs in Industrial Chemicals, particularly for phosphate rock. Accounts Payable were a use of cash of $71.5 million as the higher cost phosphate rock in payables at the end of 2008 was replaced with lower cost phosphate rock at the end of 2009.

Accrued pension and other post retirement benefits was a use of cash of $93.4 million which included a voluntary contribution to our U.S. defined benefit plan of $75 million.

Cash provided by operating activities for 2008 was $357.4 million.

Income from continuing operations of $346.5 million reflected restructuring and other charges of $49.6 million, of which $37.5 million was for non-cash asset write-downs on exit of various facilities during the year and $14.7 million of other facilities exit costs to be settled in cash, mainly for severance costs. Cash spending on restructuring and other charges during 2008 was $21.3 million. Also included in restructuring and other income and charges was $16.2 million for environmental remediation at our operating sites, which will be spent in years beyond 2008. Cash spending on environmental remediation at our operating sites in 2008 was $13.6 million, against pre-existing reserves.

Receivables in 2008 were a use of cash of $99.0 million due to the higher revenue in all of our businesses, particularly in Agricultural Products in Brazil where terms are significantly longer than in rest of our businesses. Inventories were a use of cash of $83.7 million as inventories were built to support the stronger trading levels experienced in 2008 prior to the global economic turndown. Additionally, inventories in Industrial Chemicals increased due to the rising cost of phosphate rock during 2008. Accounts Payable were a source of cash of $52.0 million reflecting the higher inventory levels and phosphate rock in our accounts payable at year end 2008.

Accrued pension and other post retirement benefits were a use of cash of $46.8 million, which included a voluntary contribution to our US defined benefit plan of $30 million.

Cash required by operating activities of discontinued operations was $45.2 million, $42.0 million and $49.8 million for 2010, 2009 and 2008, respectively.

The change in 2010 compared to 2009 was due to higher spending on legal proceedings associated with discontinued operations partially offset by lower net environmental spending in 2010. The change in 2009 compared to 2008 was due to lower net environmental spending for discontinued sites in 2009. Discontinued environmental spending was $17.1 million in 2010 compared to $22.1 million in 2009 and $32.2 million in 2008. The remaining discontinued cash outflows primarily represents spending against reserves for legal proceedings associated with discontinued operations.

Cash required by investing activities was $154.0 million, $200.7 million and $191.7 million for 2010, 2009 and 2008, respectively.

The decrease in cash required in 2010 was driven primarily by a reduction in acquisitions and capital expenditures. The increase in cash required in 2009 was driven primarily by significant reduction of proceeds from the sale of the properties and assets during 2009 as compared to 2008 partially offset by reduced spending on acquisitions in 2009. Additionally, capital expenditures in 2009 were approximately $14 million less than the prior year period.

Cash required by financing activities was $116.6 million, $77.8 million and $137.5 million in 2010, 2009 and 2008, respectively.

The change in 2010 compared to 2009 was due primarily to the repurchases of common stock and lower proceeds from borrowings of long term debt, partially offset by lower repayments under our committed credit facilities and the inclusion of excess tax benefits from share-based compensation. The change in 2009 compared to 2008 was due primarily to the proceeds from our borrowings of long-term debt, a reduction in repurchases of common stock, and a reduction in repayments of long-term debt partially offset by higher repayments under our committed credit facilities.

Other potential liquidity needs

Our cash needs for 2011 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, contributions to our pension plans, environmental spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our committed revolving credit facilities. We continually evaluate our options for divesting real estate holdings and property, plant and equipment that are no longer integral to any of our operating businesses.

Projected 2011 capital expenditures are expected to be approximately 15 percent higher than 2010 levels, primarily to increase capacity in BioPolymer, lithium and soda ash.

Projected 2011 spending includes approximately $35.0 million of net environmental remediation spending. This spending does not include expected spending of approximately $6.6 million in 2011 on capital projects relating to environmental control facilities. Also, we expect to spend approximately $23.9 million in 2011 for environmental compliance costs, which we will include as a component of costs of sales and services in our consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls above the foregoing projections.

In regard to our U.S. qualified defined benefit pension plan (“U.S. Plan”), the markets rebounded significantly in 2009 and 2010, exemplified by the S&P 500 index in the U.S. increasing 26 percent in 2009 and 15 percent in 2010. As a result of higher returns and contributions, our U.S. Plan assets increased from $708.4 million at December 31, 2009 to $842.4 million at December 31, 2010. Our U.S. Plan assets comprise approximately 93 percent of our total plan assets with the difference representing plan assets related to foreign pension plans. We are maintaining the 8.5 percent assumption for the long-term rate of return on plan assets used in 2010 for 2011. In developing the assumption for the long-term rate of return on plan assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which earned 15 percent in 2010 and has earned a compound annual rate of return of approximately 11 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors. Given an actively managed investment portfolio, the expected annual rate of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 2.5 percent, is between 8.6 percent and 10.3 percent for equities, and between 4.2 percent and 6.3 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumptions for the rate of return on assets. In order to reduce future funding volatility, we intend to contribute $55.0 million in 2011, which is in excess of the minimum requirements versus contributions of $80.0 million in 2010 and $75.0 million in 2009. We do not believe that the additional contribution will have a significant negative impact on our current and future liquidity needs. However, a continuation of the volatility of interest rates and negative equity returns under current market conditions may require greater contributions to the Plan in the future.

On October 24, 2008, the Board of Directors authorized the repurchase of up to $250 million of our common stock. At December 31, 2010, $54.8 million remained unused of the 2008 authorization. On February 18, 2011, the Board authorized the repurchase of up to an additional $250 million of our common stock for a total of $304.8 million. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the twelve months ended December 31, 2010, we repurchased 1,874,519 shares under the publicly announced repurchase program for $135.0 million. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

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

Commitments

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $24.1 million and $49.5 million at December 31, 2010, and 2009, respectively, and are recorded on the consolidated balance sheets for each date as “Guarantees of vendor financing”. The higher level of guarantees at December 31, 2009, compared with December 31, 2010, arose from a greater borrowing need of our Brazilian sugar cane customers in 2009.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method. As of December 31, 2010, and 2009, these guarantees had maximum potential payments of $6.2 million and $5.8 million, respectively.

Short-term debt consisted of foreign credit lines at December 31, 2010, and 2009. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

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

Our total significant committed contracts that we believe will affect cash over the next four years and beyond are as follows:

Contractual Commitments	Expected Cash Payments by Year
	2011	2012	2013	2014	2015 & beyond	Total
	(in Millions)
Debt maturities (1)	$134.9	$21.6	$6.5	$32.7	$443.3	$639.0
Contractual interest (2)	33.2	26.6	25.2	24.6	239.5	349.1
Lease obligations (3)	25.7	22.6	21.9	19.5	48.8	138.5
Certain long-term liabilities (4)	2.1	2.1	2.1	2.1	23.0	31.4
Forward energy and foreign exchange contracts (5)	6.8	—	—	—	—	6.8
Purchase obligations (6)	49.2	22.4	21.9	1.5	0.8	95.8

Total (7)	$251.9	$95.3	$77.6	$80.4	$755.4	$1,206.6

(1)	Excluding discounts.
(2)	Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We had $23.0 million of long-term debt subject to variable interest rates at December 31, 2010. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2010. Variable rates are market determined and will fluctuate over time.
(3)	Before sub-lease rental income.
(4)	Payments associated with our Ewing research and development facility.
(5)	At December 31, 2010, the net value of these contracts results in a liability position.
(6)	Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased, price provisions and timing of the transaction. We have entered into a number of purchase obligations for the sourcing of materials and energy where take-or-pay arrangements apply. Since the majority of the minimum obligations under these contracts are take-or-pay commitments over the life of the contract as opposed to a year by year take-or-pay, the obligations in the table related to these types of contacts are presented in the earliest period in which the minimum obligation could be payable under these types of contracts.
(7)	As of December 31, 2010, the liability for uncertain tax positions was $17.3 million and this liability is excluded from the table above. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and periods in which these liabilities might be paid.

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the European Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of “Restructuring and other charges (income)”. Both we and Foret have appealed the decision of the European Commission. The Foret appeal was argued before the Court of First Instance on March 4, 2010, but no decision has been rendered. The FMC appeal was argued in May of 2010. During the appeal process, interest accrues on the fine, which as of December 31, 2010, was at a rate of 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At December 31, 2010, the amount of the letter of credit was €30.5 million (U.S. $41.2 million).

In February 2005, putative direct and indirect purchaser class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Related cases were also filed in various state courts. In January 2009, FMC reached an agreement to settle with the direct purchaser class for $10 million, with a pro rata credit for opt outs. The $10 million figure was included as a component of

“Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. Ten companies (predominantly paper producers) opted out of this class settlement. FMC settled with two of the ten companies for an amount within the opt out credit described above. The remaining eight opt outs filed suit against FMC and, in some cases, Foret. These cases were assigned to the same judge as the class action. FMC’s motion to dismiss the opt out claims to the extent they were based on foreign purchases was granted on April 1, 2010. FMC has settled the remaining claims of these eight opt outs for an aggregate of $1.7 million which is net of a $0.3 million opt out credit. Another individual opt out case was dismissed following the bankrupt opt out’s decision to participate in the class settlement. FMC settled the indirect purchaser class claims for $0.25 million. The settlement has been finally approved by the Court, and all remaining state court cases have been dismissed with prejudice. We recorded the $2.0 million as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2010. As a result, all U.S. litigation against FMC regarding alleged price fixing in the hydrogen peroxide industry is now concluded. We still face putative class actions against FMC and five other major hydrogen peroxide producers in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. Four of the defendants have settled these claims for a total of approximately $20.5 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide. FMC moved for leave to appeal the class certification decision, which was denied in June 2010. The Company intends to defend these cases. Since the proceedings are in the preliminary stages with respect to the merits, we believe an exposure of loss cannot be reasonably estimated.

Like hundreds of other industrial companies, we have been named as one of many defendants in asbestos-related personal injury litigation. Most of these cases allege personal injury or death resulting from exposure to asbestos in premises of FMC or to asbestos-containing components installed in machinery or equipment manufactured or sold by discontinued operations. We intend to continue managing these cases in accordance with our historical experience. We have established a reserve for this litigation within our discontinued operations and believe that any exposure of a loss in excess of the established reserve cannot be reasonably estimated.

In late June 2004, we were served in a lawsuit captioned “Lewis et al v. FMC Corporation”, which was filed in United States District Court for the Western District of New York. The suit was brought by thirteen residents of Middleport, New York who allege that we violated certain state and federal environmental laws and seeks injunctive relief and monetary damages for personal injuries and property damage in connection with such alleged violations. A motion for summary was filed by the Company in 2007 and is expected to be decided in 2011. We believe this suit is without merit, and therefore have not established a reserve for it.

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

Climate Change

We have been following legislative and regulatory developments regarding climate change because the regulation of greenhouse gases, depending on their nature and scope, could subject some of our manufacturing operations to additional costs or limits on operations. On December 29, 2009, EPA’s Mandatory Reporting of Greenhouse Gases Rule became effective. This rule requires FMC to collect information regarding greenhouse gas emissions from our large sources and report them beginning in 2011. Our Alkali Chemicals Division mines and processes trona ore into soda ash and related products at our facilities near Green River, Wyoming. This activity constitutes most of FMC’s greenhouse gas emissions globally. We will report to the EPA under the Greenhouse Gas reporting rule approximately 1.6 million metric tons of direct emissions from these operations for 2010. In addition, two plants in our BioPolymer business will also be required to report emissions above the EPA’s reporting threshold, but each plant’s emissions are substantially less than at our Green River facilities, in total less than 0.1 million metric tons.

A significant source of greenhouse gas emissions at Green River are process emissions. That is, a significant portion of the greenhouse gases released during the mining and processing of soda ash occurs naturally in the trona ore feedstock. Unlike the situation with energy efficiency, where efficiencies may result in a reduction of greenhouse gases, the amount of greenhouse gases present in the trona ore cannot be reduced. All of the companies producing natural soda ash have such process emissions. Yet, the lower energy intensity of natural soda ash provides a favorable carbon intensity compared with synthetic soda ash produced throughout the rest of the world.

Energy use is a major cost component of our Alkali Chemicals business, leading to significant focus on reducing all forms of energy. The Alkali division has continued to make investments to lower energy intensity (e.g. co-generation, solution mining). As one of the division’s key performance indicators, we measure and review monthly the amount of BTUs/ton of soda ash produced. In 2010, the soda ash business engaged a third party consultant to assist in identifying new methods to reduce energy usage. This effort has proven successful as we have lowered the energy needed per ton of output over the last 6 months and have a management system in place to sustain and build on the methodologies put in place.

The Alkali Chemicals Division currently sells products (soda ash, sodium bicarbonate, ground trona) used in environmental scrubbing applications. Federal regulations require utilities and industrial plants to reduce emissions, particularly at coal fired power plants where FMC’s products are sold. Stiffer regulations are expected to be implemented in the near future (Clean Air Interstate Rule, Maximum Achievable Control Technology and National Ambient Air Quality Standards) that will increase the need for these products. The uncertainty of final climate change legislation will likely lead to existing coal fired utility plants remaining in existence for a longer period of time, sustaining demand for these products.

In addition, soda ash is an essential raw material in the production of glass of all kinds. Climate change, energy intensity and alternative forms of energy will drive increased production of new forms of glass (lower emissivity glass, solar panel glass, etc.) and will increase the need for this essential raw material from FMC. The soda ash industry has an interest in assuring that climate change legislation or regulation recognizes the benefits of soda ash (particularly natural soda ash) and the challenges facing this industry in controlling its greenhouse gas emissions.

It is not possible at this time to predict whether or when Congress may enact climate change legislation in the United States or what provisions might be included in the final legislation. In the absence of federal climate change legislation, the EPA has moved forward with a finding of “endangerment” and a promulgated “tailoring rule” to apply the Prevention of Significant Deterioration (PSD) provisions of the Clean Air Act to greenhouse gas emissions. This rule is being challenged in court, and there may be bills introduced in Congress to withdraw EPA’s authority to regulate greenhouse gases under the Clean Air Act while Congress considers enactment of federal legislation.

Because of the many variables, it is premature to make any estimate of the costs of complying with un-enacted federal climate change legislation or as yet un-implemented federal regulations in the United States.

At this point our U.S. facilities are not subject to any state or regional greenhouse gas regulation that limits or imposes fees on current emissions, and our foreign operations outside of Europe and Canada are not subject to national or local greenhouse gas regulation. Although some of our European and Canadian operations may be subject to greenhouse gas regulation, the cost to these facilities has not been and is not expected to be significant, and effect of European Union and Canadian greenhouse gas regulation has not been and is not expected to be material to FMC.

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

Estimated obligations to remediate sites that involve oversight by the United States Environmental Protection Agency (“EPA”), or similar government agencies, are generally accrued no later than when a Record of Decision (“ROD”), or equivalent, is issued, or upon completion of a Remedial Investigation/Feasibility Study (“RI/FS”), or equivalent, that is submitted by us to the appropriate government agency or agencies. Estimates are reviewed quarterly by our environmental remediation management, as well as by financial and legal management and, if necessary, adjusted as additional information becomes available. The estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods, and other actions by or against governmental agencies or private parties.

Our environmental liabilities for continuing and discontinued operations are principally for costs associated with the remediation and/or study of sites at which we are alleged to have released hazardous substances into the environment. Such costs principally include, among other items, RI/FS, site remediation, costs of operation and maintenance of the remediation plan, fees to outside law firms and consultants for work related to the environmental effort, and future monitoring costs. Estimated site liabilities are determined based upon existing remediation laws and technologies, specific site consultants’ engineering studies or by extrapolating experience with environmental issues at comparable sites.

Included in the environmental reserve balance, other assets balance and disclosure of reasonably possible loss contingencies are amounts from third party insurance policies, which we believe are probable of recovery.

Provisions for environmental costs are reflected in income, net of probable and estimable recoveries from named Potentially Responsible Parties (“PRPs”) or other third parties. Such provisions incorporate inflation and are not discounted to their present values.

In calculating and evaluating the adequacy of our environmental reserves, we have taken into account the joint and several liability imposed by Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and the analogous state laws on all PRPs and have considered the identity and financial condition of the other PRPs at each site to the extent possible. We have also considered the identity and financial condition of other third parties from whom recovery is anticipated, as well as the status of our claims against such parties. Although we are unable to forecast the ultimate contributions of PRPs and other third parties with absolute certainty, the degree of uncertainty with respect to each party is taken into account when determining the environmental reserve by adjusting the reserve to reflect the facts and circumstances on a site-by-site basis. Our liability includes our best estimate of the costs expected to be paid before the consideration of any potential recoveries from third parties. We believe that any recorded recoveries related to PRPs are realizable in all material respects. Recoveries are recorded as either an offset in “Environmental liabilities, continuing and discontinued” or as “Other Assets” in our consolidated balance sheets in accordance with U.S. accounting literature.

See Note 10 to our consolidated financial statements included in this Form 10-K for changes in estimates associated with our environmental obligations.

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

We perform an annual impairment test of goodwill in the third quarter. The assumptions used to estimate fair value include our best estimate of future growth rates, discount rates and market conditions over a reasonable period. We performed this test in 2010 and determined that no impairment charge was required.

See Note 7 to our consolidated financial statements included in this Form 10-K for charges associated with long-lived asset disposal costs and the activity associated with the restructuring reserves.

Pensions and other postretirement benefits

We provide qualified and nonqualified defined benefit and defined contribution pension plans, as well as postretirement health care and life insurance benefit plans to our employees and retirees. The costs (benefits) and obligations related to these benefits reflect key assumptions related to general economic conditions, including interest (discount) rates, healthcare cost trend rates, expected rates of return on plan assets and the rates of compensation increases for employees. The costs (benefits) and obligations for these benefit programs are also affected by other assumptions, such as average retirement age, mortality, employee turnover, and plan participation. To the extent our plans’ actual experience, as influenced by changing economic and financial market conditions or by changes to our own plans’ demographics, differs from these assumptions, the costs and obligations for providing these benefits, as well as the plans’ funding requirements, could increase or decrease. When actual results differ from our assumptions, the difference is typically recognized over future periods. In addition, the unrealized gains and losses related to our pension and postretirement benefit obligations may also affect periodic benefit costs (benefits) in future periods.

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

We select the discount rate used to calculate pension and other postretirement obligations based on a review of available yields on high-quality corporate bonds, including Moody’s Investors Service, Inc. (“Moody’s”) Aa-rated Corporate and Industrial bond indices. In selecting the discount rate for 2010, we placed particular emphasis on a yield-curve approach designed by our actuary to derive an appropriate discount rate for computing the present value of the future cash flows associated with our pension and other postretirement obligations taking into consideration both the timing and amount of the cash flows. The specific interest rates supporting the yield curve were derived from calculated returns (yields) from a portfolio of high-quality (Aa-graded or higher) bond investments constructed by our actuary.

In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 10.61 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors which are discussed in Note 13 to our consolidated financial statements in this Form 10-K. For the sensitivity of our pension costs to incremental changes in assumptions see our discussion below.

Sensitivity analysis related to key pension and postretirement benefit assumptions.

A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $60.7 million and $54.7 million at December 31, 2010 and 2009, respectively, and decreased pension and other postretirement benefit costs by $6.4 million, $3.1 million and $0.5 million for 2010, 2009 and 2008, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $66.6 million and $59.9 million at December 31, 2010 and 2009, respectively, and increased pension and other postretirement benefit net periodic benefit cost by $6.5 million, $4.5 million and $0.5 million for 2010, 2009 and 2008, respectively.

A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $4.5 million, $4.2 million and $4.2 million for 2010, 2009 and 2008, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $4.5 million, $4.2 million and $4.2 million for 2010, 2009 and 2008, respectively.

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

See Note 11 to our consolidated financial statements included in this Form 10-K for additional discussion surrounding income taxes.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Dividends

On January 20, 2011, we paid dividends aggregating $9.0 million to our shareholders of record as of December 31, 2010. This amount is included in “Accrued and other liabilities” on the consolidated balance sheets as of December 31, 2010. For the years ended December 31, 2010, 2009 and 2008, we paid $36.4 million, $36.3 million and $34.4 million in dividends, respectively.

Fair Value Measurements

See Note 17 to our consolidated financial statements included in this Form 10-K for additional discussion surrounding our fair value measurements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our earnings, cash flows, and financial position are exposed to market risks relating to fluctuations in commodity prices, interest rates and foreign currency exchange rates. Our policy is to minimize exposure to our cash flow over time caused by changes in commodity, interest and currency exchange rates. To accomplish this we have implemented a controlled program of risk management consisting of appropriate derivative contracts entered into with major financial institutions. See Note 17 to our consolidated financial statements included in this Form 10-K for additional discussion surrounding the accounting treatment of our financial instruments.

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates and prices. The range of changes chosen reflects our view of changes that are reasonably possible over a one-year period. Market-value estimates are based on the present value of projected future cash flows considering the market rates and prices chosen.

At December 31, 2010, our net financial instrument position was a net liability of $6.8 million compared to a net asset of $0.3 million at December 31, 2009. The change in the net financial instrument position was primarily due to higher unrealized losses in our commodity and foreign exchange portfolios.

Commodity Price Risk

Energy costs are approximately 9 percent of our costs of sales and services and are diversified among coal, electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at December 31, 2010 and December 31, 2009 with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease of the net liability position of $3.4 million at December 31, 2010 compared to a $5.1 million increase in the net asset position at December 31, 2009. A 10 percent decrease in energy market prices would result in an increase of $3.4 million in the net liability position at December 31, 2010, compared to a decrease of $7.0 million in the net asset position at December 31, 2009. As a result, at December 31, 2009, the net asset position would have become a net liability position.

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

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2010 and December 31, 2009, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in an increase of $33.3 million in the net liability position at December 31, 2010 compared to an increase of $17.5 million in the net liability position at December 31, 2009. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in a decrease of $31.1 million in the net liability position at December 31, 2009, compared to a decrease of $17.8 million in the net liability position at December 31, 2009. As a result, at December 31, 2010 and 2009, the net liability position would have become a net asset position.

Interest Rate Risk

One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2010 and December 31, 2009, we had no interest rate swap agreements.

Our debt portfolio, at December 31, 2010, is composed of 93 percent fixed-rate debt and 7 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Domestic and European Credit Agreements, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt in our debt portfolio at December 31, 2010, a one percentage point increase in interest rates then in effect would have increased gross interest expense for 2010 by $0.4 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense for 2010 by $0.3 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

(1)	Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

(2)	Consolidated Balance Sheets as of December 31, 2010 and 2009

(3)	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

(4)	Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008

(5)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008

(6)	Notes to Consolidated Financial Statements

(7)	Report of Independent Registered Public Accounting Firm

(8)	Management’s Report on Internal Control over Financial Reporting

(9)	Report of Independent Registered Public Accounting Firm

FMC CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(in Millions, Except Per Share Data)
Revenue	$3,116.3	$2,826.2	$3,115.3
Costs and expenses
Costs of sales and services	2,065.6	1,943.6	2,134.4
Selling, general and administrative expenses	411.2	322.3	336.8
Research and development expenses	100.5	92.8	93.8
Restructuring and other charges (income)	151.9	132.8	49.6

Total costs and expenses	2,729.2	2,491.5	2,614.6

Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	387.1	334.7	500.7
Equity in (earnings) loss of affiliates	(2.7)	(2.3)	(3.1)
Interest income	(0.2)	(0.2)	(1.0)
Interest expense	39.5	27.2	32.9

Income from continuing operations before income taxes	350.5	310.0	471.9
Provision for income taxes	132.0	53.0	125.4

Income from continuing operations	218.5	257.0	346.5
Discontinued operations, net of income taxes	(33.6)	(18.2)	(24.9)

Net income	184.9	238.8	321.6
Less: Net income attributable to noncontrolling interests	12.4	10.3	17.0

Net income attributable to FMC stockholders	$172.5	$228.5	$304.6

Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$206.1	$246.7	$329.5
Discontinued operations, net of income taxes	(33.6)	(18.2)	(24.9)

Net income	$172.5	$228.5	$304.6

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$2.84	$3.40	$4.44
Discontinued operations	(0.46)	(0.25)	(0.34)

Net income	$2.38	$3.15	$4.10

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$2.82	$3.37	$4.35
Discontinued operations	(0.46)	(0.25)	(0.33)

Net income	$2.36	$3.12	$4.02

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in Millions, Except Share and Par Value Data)
ASSETS
Current assets
Cash and cash equivalents	$161.5	$76.6
Trade receivables, net of allowance of $21.7 in 2010 and $18.2 in 2009	852.9	749.6
Inventories	347.8	350.5
Prepaid and other current assets	175.3	138.0
Deferred income taxes	108.7	173.0

Total current assets	1,646.2	1,487.7
Investments	22.4	22.4
Property, plant and equipment, net	918.5	964.5
Goodwill	194.4	209.5
Other assets	223.7	211.4
Deferred income taxes	314.7	240.7

Total assets	$3,319.9	$3,136.2

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$18.5	$33.4
Current portion of long-term debt	116.4	22.5
Accounts payable, trade and other	389.3	290.5
Accrued and other liabilities	223.0	180.8
Accrued payroll	66.3	52.2
Accrued customer rebates	100.9	67.3
Guarantees of vendor financing	24.1	49.5
Accrued pension and other postretirement benefits, current	9.5	9.4
Income taxes	15.4	3.6

Total current liabilities	963.4	709.2
Long-term debt, less current portion	503.0	588.0
Accrued pension and other postretirement benefits, long-term	307.5	364.8
Environmental liabilities, continuing and discontinued	209.9	167.0
Reserve for discontinued operations	38.6	41.7
Other long-term liabilities	108.3	132.4
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued or outstanding in 2010 and 2009	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2010 and 2009 92,991,896 issued in 2010 and 2009	9.3	9.3
Capital in excess of par value of common stock	443.6	388.6
Retained earnings	1,853.0	1,716.9
Accumulated other comprehensive income (loss)	(311.7)	(279.2)
Treasury stock, common, at cost; 21,506,052 shares in 2010 and 20,473,016 shares in 2009	(862.7)	(759.2)

Total FMC stockholders’ equity	1,131.5	1,076.4

Noncontrolling interests	57.7	56.7

Total equity	1,189.2	1,133.1

Total liabilities and equity	$3,319.9	$3,136.2

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(in Millions)
Cash provided (required) by operating activities of continuing operations:
Net income	$184.9	$238.8	$321.6
Discontinued operations	33.6	18.2	24.9
Income from continuing operations	$218.5	$257.0	$346.5
Adjustments to reconcile income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	133.6	127.2	124.2
Equity in (earnings) loss of affiliates	(2.7)	(2.3)	(3.1)
Restructuring and other charges (income)	151.9	132.8	49.6
Deferred income taxes	32.1	49.9	96.9
Pension and other postretirement benefits	39.4	14.3	6.9
Share-based compensation	14.7	11.2	10.6
Excess tax benefits from share-based compensation	(56.3)	—	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(109.9)	(59.3)	(99.0)
Guarantees of vendor financing	(25.4)	29.2	(9.4)
Inventories	(7.9)	35.4	(83.7)
Other current assets and other assets	(31.6)	(24.9)	(43.0)
Accounts payable	106.6	(71.5)	52.0
Accrued and other current liabilities and other liabilities	(2.6)	(3.6)	(8.9)
Accrued payroll	14.2	(6.4)	0.7
Accrued customer rebates	33.2	13.7	(1.8)
Income taxes	59.4	(21.0)	0.6
Accrued pension and other postretirement benefits, net	(105.2)	(93.4)	(46.8)
Environmental spending, continuing, net of recoveries	(8.9)	(7.4)	(13.6)
Restructuring and other spending	(53.4)	(37.4)	(21.3)

Cash provided (required) by operating activities	399.7	343.5	357.4

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(17.1)	(22.1)	(32.2)
Payments of other discontinued reserves	(28.1)	(19.9)	(17.6)

Cash provided (required) by operating activities of discontinued operations	(45.2)	(42.0)	(49.8)

Cash provided (required) by investing activities:
Capital expenditures	(142.3)	(161.2)	(174.8)
Proceeds from disposal of property, plant and equipment	2.6	3.9	5.7
Proceeds from sale of Princeton property	—	—	59.4
Proceeds from sale of sodium sulfate assets	—	3.9	16.7
Acquisitions, net of cash acquired	(7.5)	(34.3)	(90.6)
Other investing activities	(6.8)	(13.0)	(8.1)

Cash provided (required) by investing activities	(154.0)	(200.7)	(191.7)

Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	—	(369.2)	191.8
Increase (decrease) in other short-term debt	(14.9)	(5.1)	(17.7)
Proceeds from borrowings of long-term debt	35.0	379.1	—
Financing fees	—	(2.6)	—
Repayments of long-term debt	(26.0)	(3.5)	(90.9)
Distributions to noncontrolling interests	(11.0)	(13.4)	(12.5)
Dividends paid	(36.4)	(36.3)	(34.4)
Issuances of common stock, net	18.1	10.2	13.1
Excess tax benefits from share-based compensation	56.3	—	—
Repurchases of common stock	(137.7)	(36.6)	(186.9)
Other financing activities	—	(0.4)	—

Cash provided (required) by financing activities	(116.6)	(77.8)	(137.5)

Effect of exchange rate changes on cash and cash equivalents	1.0	1.2	(1.5)

Increase (decrease) in cash and cash equivalents	84.9	24.2	(23.1)
Cash and cash equivalents, beginning of period	76.6	52.4	75.5

Cash and cash equivalents, end of period	$161.5	$76.6	$52.4

Cash paid for interest was $45.9 million, $28.1 million and $37.8 million, and income taxes paid, net of refunds was $41.5 million, $24.1 million and $24.0 million in 2010, 2009 and 2008, respectively.

See Note 15 regarding quarterly cash dividend.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	FMC Stockholders’
	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
	(in Millions, Except Per Share Data)
Balance December 31, 2007	$9.3	$407.5	$1,255.8	($9.9)	$(598.4)	$58.4	$1,122.7
Net income			304.6			17.0	321.6
Stock compensation plans		(12.0)			35.8		23.8
Shares for benefit plan trust					(1.0)		(1.0)
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $1.7				0.9			0.9
Net unrealized pension and other benefit actuarial gains/(losses) and prior service (costs) credits, net of income tax benefit of $116.6				(190.9)			(190.9)
Net deferral of hedging gains (losses) and other, net of income tax benefit of $17.8				(31.7)			(31.7)
Foreign currency translation adjustments				(44.5)		0.6	(43.9)
Dividends ($0.48 per share)			(35.7)				(35.7)
Repurchases of common stock					(186.9)		(186.9)
Distributions to noncontrolling interests						(12.5)	(12.5)

Balance December 31, 2008	$9.3	$395.5	$1,524.7	$(276.1)	$(750.5)	$63.5	$966.4
Net income			228.5			10.3	238.8
Stock compensation plans		(7.3)			28.5		21.2
Shares for benefit plan trust					(0.6)		(0.6)
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $16.2				25.4			25.4
Net unrealized pension and other benefit actuarial gains/(losses) and prior service (costs) credits, net of income tax benefit of $28.6				(53.5)			(53.5)
Net deferral of hedging gains (losses) and other, net of income tax expense of $3.0				7.6			7.6
Acquisition of noncontrolling interest		0.4				(3.2)	(2.8)
Foreign currency translation adjustments				17.4		(0.5)	16.9
Dividends ($0.50 per share)			(36.3)				(36.3)
Repurchases of common stock					(36.6)		(36.6)
Distributions to noncontrolling interests						(13.4)	(13.4)

Balance December 31, 2009	$9.3	$388.6	$1,716.9	$(279.2)	$(759.2)	$56.7	$1,133.1
Net income			172.5			12.4	184.9
Stock compensation plans		(1.3)			34.1		32.8
Excess tax benefits from share-based compensation		56.3					56.3
Shares for benefit plan trust					0.1		0.1
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $13.7				22.4			22.4
Net unrealized pension and other benefit actuarial gains/(losses) and prior service (costs) credits, net of income tax benefit of $16.3				(23.4)			(23.4)
Net deferral of hedging gains (losses) and other, net of income tax benefit of $3.6				(5.9)			(5.9)
Foreign currency translation adjustments				(25.6)		(0.4)	(26.0)
Dividends ($0.50 per share)			(36.4)				(36.4)
Repurchases of common stock					(137.7)		(137.7)
Distributions to noncontrolling interests						(11.0)	(11.0)

Balance December 31, 2010	$9.3	$443.6	$1,853.0	$(311.7)	$(862.7)	$57.7	$1,189.2

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2010	2009	2008
	(in Millions)
Net income	$184.9	$238.8	$321.6
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $13.7, $16.2 and $1.7 for the years ended December 31, 2010, 2009 and 2008, respectively	22.4	25.4	0.9
Foreign currency translation adjustment	(26.0)	16.9	(43.9)
Net deferral of hedging gains (losses) and other	(5.9)	7.6	(31.7)
Net unrealized pension and other benefit actuarial gains/(losses) and prior service (costs) credits	(23.4)	(53.5)	(190.9)

Comprehensive income	152.0	235.2	56.0
Less: Comprehensive income attributable to the noncontrolling interest	12.0	9.8	17.6

Comprehensive income attributable to FMC stockholders	$140.0	$225.4	$38.4

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 PRINCIPAL ACCOUNTING POLICIES AND RELATED FINANCIAL INFORMATION

Nature of operations. We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Our Agricultural Products segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides, and fungicides – with particular strength in insecticides and herbicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as pest control in non-agricultural markets. Specialty Chemicals consists of our BioPolymer and lithium businesses and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding, encapsulation and disintegrant applications, ultrapure biopolymers for medical devices and lithium for energy storage specialty polymers and pharmaceutical synthesis. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens, zeolites and silicates. Through December 31, 2010, our Industrial Chemicals segment also held a niche position in phosphorous chemicals products, however, in November 2010, we made the decision to exit the phosphate business via the shutdown of our Huelva facility in Spain (See Note 7).

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

Trade receivable, net of allowance. Trade receivables consist of amounts owed to us from customer sales and are recorded when revenue is recognized. The allowance for trade receivables represents our best estimate of the probable losses associated with potential customer defaults. In developing our allowance for trade receivable, we utilize a two stage process which includes calculating a general formula to develop an allowance to appropriately address the uncertainty surrounding collection risk of our entire portfolio and specific allowances for customers where the risk of collection has been reasonably identified either due to liquidity constraints or disputes over contractual terms and conditions.

Our method of calculating the general formula consists of estimating the recoverability of trade receivables based on historical experience, current collection trends, and external business factors such as, economic factors, including regional bankruptcy rates and political factors. Our analysis of trade receivable collection risk is performed quarterly, and the allowance is adjusted accordingly. The allowance for trade receivable is $21.7 million and $18.2 million as of December 31, 2010 and 2009. The provision to the allowance for trade receivables charged against continuing operations was $4.3 million, $5.8 million and $3.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Asset retirement obligations. We record asset retirement obligations at fair value at the time the liability is incurred if we can reasonably estimate the settlement date. The associated asset retirement obligations (“AROs”) are capitalized as part of the carrying amount of related long-lived assets. In future periods, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. We also adjust the liability for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, we either settle the obligation for its recorded amount or incur a gain or loss. See Note 8 for further discussion on our AROs.

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

Capitalized interest. We capitalized interest costs of $7.5 million in 2010, $3.8 million in 2009 and $5.7 million in 2008. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.

Other assets. Unamortized capitalized software costs totaling $18.5 million and $13.8 million at December 31, 2010 and 2009, respectively, are components of other assets, which also include debt financing fees, advances to contract manufacturers, recoveries related to environmental obligations (see Note 10), intangibles assets other than goodwill (see Note 4), fair value of a deferred compensation arrangement (see Note 17) and other deferred charges. We capitalize the costs of internal use software in accordance with accounting literature which generally requires the capitalization of certain costs incurred to develop or obtain internal use software. We assess the recoverability of capitalized software costs on an ongoing basis and record write-downs to fair value as necessary. We amortize capitalized software costs over expected useful lives ranging from three to ten years.

Goodwill and intangible assets. Goodwill and other indefinite life intangible assets (“intangibles”) are not subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value-based test.

We test goodwill for impairment annually using the criteria prescribed by U.S. GAAP accounting guidance for goodwill and other intangible assets. We did not record any goodwill impairments in 2010, 2009 and 2008. Based upon our annual impairment test, conducted in 2010, we believe that the fair value of our reporting units with goodwill substantially exceeds their carrying value.

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

Foreign currency translation. We translate the assets and liabilities of our foreign operations at exchange rates in effect at the balance sheet date. The foreign operations’ income statements are translated at the monthly exchange rates for the period. For operations where the local currency is the functional currency we record translation gains and losses as a component of accumulated other comprehensive income or loss in stockholders’ equity until the foreign entity is sold or liquidated. We did not have significant operations in any highly inflationary countries during 2010, 2009 and 2008. In countries where the local currency is not the functional currency, except for property, plant and equipment, and other non-current assets which are converted to functional currencies at historical exchange rates, all gains or losses from conversion are included in net income. Net income (loss) for 2010, 2009 and 2008 included aggregate transactional foreign currency gains and losses. We recorded a net gain (loss) of $(15.5) million, $(7.5) million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Other comprehensive income or loss for 2010, 2009 and 2008 included translation gains (losses) of $(25.6) million, $17.4 million and $(44.5) million, respectively.

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

We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes relating derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess, both at the inception of the hedge and throughout its term, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively. We had a gain (loss) of $0.3 million, $(0.7) million and $(0.2) million related to hedge ineffectiveness for 2010, 2009 and 2008, respectively.

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

We have identified Agricultural Products, Specialty Chemicals and Industrial Chemicals as our reportable segments. Segment disclosures are included in Note 19. Segment operating profit is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses and research and development expenses). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (income), investment gains and losses, loss on extinguishment of debt, asset impairments, LIFO inventory adjustments, amortization of inventory step-up from business acquisitions and other related inventory adjustments, pension settlement charges and other income and expense items. Information about how restructuring and other charges (income) relate to our businesses at the segment level is discussed in Note 7.

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

Stock compensation plans. We recognize compensation expense in the financial statements for all share options and other equity-based arrangements. Share-based compensation cost is measured at the date of grant, based on the fair value of the award, and is recognized over the employee’s requisite service period. See Note 14 for further discussion on our share-based compensation.

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

Estimated obligations to remediate sites that involve oversight by the United States Environmental Protection Agency (“EPA”), or similar government agencies, are generally accrued no later than when a Record of Decision (“ROD”), or equivalent, is issued, or upon completion of a Remedial Investigation/Feasibility Study (“RI/FS”), or equivalent, that is submitted by us and the appropriate government agency or agencies. Estimates are reviewed quarterly and, if necessary, adjusted as additional information becomes available. The estimates can change substantially as additional information becomes available regarding the nature or extent of site contamination, required remediation methods, and other actions by or against governmental agencies or private parties.

Included in the environmental reserve balance, other assets balance and disclosure of reasonably possible loss contingencies are amounts from third party insurance policies which we believe are probable of recovery.

Our environmental liabilities for continuing and discontinued operations are principally for costs associated with the remediation and/or study of sites at which we are alleged to have released hazardous substances into the environment. Such costs principally include, among other items, RI/FS, site remediation, costs of operation and maintenance of the remediation plan, attorney fees and consultants for work related to the environmental effort, and future monitoring costs. Estimated site liabilities are determined based upon existing remediation laws and technologies, specific site consultants’ engineering studies or by extrapolating experience with environmental issues at comparable sites.

Provisions for environmental costs are reflected in income, net of probable and estimable recoveries from named Potentially Responsible Parties (“PRPs”) or other third parties. Such provisions incorporate inflation and are not discounted to their present values.

In calculating and evaluating the adequacy of our environmental reserves, we have taken into account the joint and several liability imposed by Comprehensive Environmental Remediation, Compensation and Liability Act (“CERCLA”) and the analogous state laws on all PRPs and have considered the identity and financial condition of the other PRPs at each site to the extent possible. We have also considered the identity and financial condition of other third parties from whom recovery is anticipated, as well as the status of our claims against such parties. Although we are unable to forecast the ultimate contributions of PRPs and other third parties with absolute certainty, the degree of uncertainty with respect to each party is taken into account when determining the environmental reserve on a site-by-site basis. Our liability includes our best estimate of the costs expected to be paid before the consideration of any potential recoveries from third parties. We believe that any recorded recoveries related to PRPs are realizable in all material respects. Recoveries are recorded as either an offset in “Environmental liabilities, continuing and discontinued” or as “Other Assets” in our consolidated balance sheets in accordance with U.S. accounting literature.

Pension and other postretirement benefits. We provide qualified and nonqualified defined benefit and defined contribution pension plans, as well as postretirement health care and life insurance benefit plans to our employees and retirees. Effective July 1, 2007, all of our newly hired and rehired salaried and nonunion hourly employees are no longer eligible for our defined benefit pension plans. The costs (or benefits) and obligations related to these benefits reflect key assumptions related to general economic conditions, including interest (discount) rates, healthcare cost trend rates, expected rates of return on plan assets and the rates of compensation increases for employees. The costs (or benefits) and obligations for these benefit programs are also affected by other assumptions, such as average retirement age, mortality, employee turnover, and plan participation. To the extent our plans’ actual experience, as influenced by changing economic and financial market conditions or by changes to our own plans’ demographics, differs from these assumptions, the costs and obligations for providing these benefits, as well as the plans’ funding requirements, could increase or decrease. When actual results differ from our assumptions, the difference is typically recognized over future periods. In addition, the unrealized gains and losses related to our pension and postretirement benefit obligations may also affect periodic benefit costs (or benefits) in future periods. See Note 13 for additional information relating to pension and other postretirement benefits.

Reclassifications. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

NOTE 2 RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS AND REGULATORY ITEMS

New accounting guidance and regulatory items

Multiple-Deliverable Revenue Arrangements

In October 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance regarding the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. We are required to adopt this guidance starting on January 1, 2011. We are in the process of evaluating this guidance; however do not believe it will have a material effect on our consolidated financial statements upon adoption.

Accounting guidance and regulatory items adopted in 2010

Patient Protection and Affordable Care Act

On March 23, 2010, the Patient Protection and Affordable Care Act was signed into law. The new legislation makes extensive changes to the current system of health care insurance and benefits. The Reconciliation Act of 2010 makes certain changes to the law. The reconciliation bill was passed on March 25, 2010.

A provision of the new law relates to the elimination of the deduction for the Medicare Part D subsidy. We provide qualifying prescription drug coverage to Medicare-eligible retirees and as a result we receive a nontaxable subsidy from the U.S. government. As a result of the new health care legislation, income tax deductions for the cost of providing prescription drug coverage will be reduced by the amount of any subsidy received. Under U.S. accounting literature, the effect of changes in tax laws or rates on deferred tax assets and liabilities is reflected in the period that includes the enactment date, even though the changes may not be effective until future periods. Please see Note 11 for the impact of this tax law change on our deferred tax assets.

We believe the effect of these acts on our U.S. postretirement health care benefit plans obligation and cost are immaterial. However, we will continue to monitor and assess the effect of the Acts as the regulatory requirements are finalized.

Disclosures about Credit Losses

In July 2010, the FASB amended its guidance regarding the disclosure of an entity’s allowance for credit losses and the credit quality of its financing receivables. The amendments enhance disclosures about the credit quality of financing receivables and the allowance for credit losses by providing a greater level of disaggregated information. We adopted this guidance for our annual reporting period ended December 31, 2010. Except for additional disclosure in Note 1, there was no impact to our financial statements upon adoption.

Milestone Method of Revenue Recognition

In March 2010, the FASB reached a consensus on the accounting treatment of revenue recognition based on the milestone method. This new guidance defines a milestone payment and clarifies whether a vendor may recognize revenue from the achievement of a milestone in its entirety in the period in which the milestone is achieved. We adopted this guidance on July 1, 2010. There was no impact to our financial statements upon adoption.

Variable Interest Entities

In June 2009, the FASB amended its guidance regarding the consolidation of variable interest entities, by altering how a company determines when an entity, that is insufficiently capitalized or not controlled through voting, should be consolidated. A company has to determine whether it should consolidate an entity based upon the entity’s purpose and design and the parent company’s ability to direct the entity’s actions. We adopted this guidance on January 1, 2010. There was no impact to our financial statements upon adoption.

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

NOTE 3: ACQUISITIONS

2010 Acquisitions

In June 2010, we acquired global registration rights to an herbicide, with unique weed control features, in our Agricultural Products segment. As part of this acquisition we also acquired certain rights relating to a separate herbicide compound still under development. The combined purchase price for both of the rights was approximately $7.5 million. See Note 4 and Note 7 for more information.

Pro forma revenue, net income and earnings per share information related to this acquisition is not presented because its impact on these measures in our consolidated statements of income is not significant.

2009 Acquisitions

In February 2009, we acquired the CB Professional Products line of insect control products from Waterbury Companies, Inc. and in June 2009, we acquired the proprietary fungicide Benalaxyl from Isagro S.p.A. Both of these acquisitions have been integrated into our Agricultural Products Group and fit our strategic goal of offering an expanded product portfolio in focus markets and geographic segments. The CB Professional Products line provides a comprehensive set of solutions to pest management professionals primarily in the United States. Benalaxyl is a highly effective systematic fungicide and is registered in more than 50 countries with the majority of sales expected in the European Union and Latin America. The combined purchase price for both acquisitions was approximately $34 million. The results of operations of the above acquisitions have been included in the Agricultural Products segment since their acquisition dates of February and June 2009, respectively.

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

In August 2008, we acquired the hydrocolloids ingredients business of International Specialty Products Inc. (“ISP”) based in Girvan, Scotland. This acquisition strengthened our position in hydrocolloids and enhanced service to global customers in food, pharmaceutical and specialty industries. Under the agreement, we acquired ISP’s alginates and food blends business (other than ISP’s Germinal blending business based in Brazil), including ISP’s Girvan, Scotland, manufacturing facility and employees. The results of operations of the ISP business have been included in the Specialty Chemicals segment since the acquisition date of August 18, 2008.

In September 2008, we acquired shares and assets comprising the food ingredients business of the CoLiving Group. The acquisition enhanced our position in supplying specialty hydrocolloid products and services to the rapidly growing food ingredients market in China. The results of operations of the CoLiving business have been included in the Specialty Chemicals segment since the acquisition date of September 29, 2008.

The following table presents the final purchase price allocation of our Specialty Chemical segment acquisitions described above. During the year ended December 31, 2009, we finalized the purchase price allocation of these acquisitions, which resulted in an adjustment of $8.4 million to goodwill (See Note 4).

(in Millions)
Current Assets (primarily inventory)	$45.4
Property, Plant & Equipment	16.2
Intangible Assets (primarily customer relationships)	17.4
Goodwill	31.1
Deferred Tax Assets	12.2

Total Assets Acquired	$122.3
Current Liabilities	22.2
Long-Term Liabilities (primarily deferred tax liability)	3.0

Net Assets	$97.1

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

Pro forma revenue, had the acquisitions of ISP and CoLiving occurred on January 1, 2008, would have been $3,177.4 million for the year ended December 31, 2008. This information is based on historical results of operations, and, in our opinion, is not necessarily indicative of the results that would have been achieved had we operated the entities acquired since such dates. Pro forma net income and earnings per share information related to these acquisitions are not presented because the impact of these acquisitions on these measures in our consolidated statements of income is not significant.

NOTE 4: GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment for the years ended December 31, 2010 and December 31, 2009 are presented in the table below:

(in Millions)	Agricultural Products	Specialty Chemicals	Industrial Chemicals	Total
Balance, December 31, 2008	$2.7	$193.7	$0.6	$197.0
Acquisitions	0.1	—	—	0.1
Purchase Price Allocation Adjustments (See Note 3)	—	8.4	—	8.4
Foreign Currency Adjustments	—	4.0	—	4.0

Balance, December 31, 2009	$2.8	$206.1	$0.6	$209.5
Foreign Currency Adjustments	—	(15.1)	—	(15.1)

Balance, December 31, 2010	$2.8	$191.0	$0.6	$194.4

Acquisitions for the year ended December 31, 2009, related to the CB Professional Products acquisition, which is described in Note 3.

Our indefinite life intangible assets totaled $2.4 million at December 31, 2010 and 2009, respectively. The indefinite life intangible assets consist of trade names in our Agricultural Products segment. This amount is included within “other assets” in the consolidated balance sheets.

Our net definite life intangible assets totaled $51.6 million and $55.1 million at December 31, 2010 and 2009, respectively. At December 31, 2010, these definite life intangibles were allocated among our business segments as follows: $32.2 million in Agricultural Products, $18.5 million in Specialty Chemicals and $0.9 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, customer relationships, access and registration rights, industry licenses, developed formulations and other intangibles and are included in “Other assets” in the consolidated balance sheets. The decrease in definite life intangibles during the year ended December 31, 2010, was primarily due to foreign currency translation partially offset by the acquisition of registration rights for a herbicide in our Agricultural Products segment. Amortization was not significant in the periods presented. The estimated amortization expense for each of the five years ended December 31, 2011 to 2015 is also not significant.

NOTE 5: INVENTORIES

The current replacement cost of inventories exceeded their recorded values by $154.9 million at December 31, 2010 and $165.3 million at December 31, 2009 resulting in a LIFO gain recorded in “Cost of sales and services” within the consolidated statements of income. During 2010, inventory balances were reduced in the U.S. due to liquidation of inventory quantities carried at lower costs as compared with the cost of 2010 purchases. Approximately 38 percent of inventories in 2010 and approximately 36 percent of inventories in 2009 are recorded on the LIFO basis. In 2010 and 2009, approximately 62 percent and 64 percent, respectively, of inventories are determined on a FIFO basis.

Inventories consisted of the following:

	December 31,
	2010	2009
	(in Millions)
Finished goods and work in process	$225.6	$214.6
Raw materials	122.2	135.9

Net inventory	$347.8	$350.5

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	December 31,
	2010	2009
	(in Millions)
Land and land improvements	$142.7	$140.9
Mineral rights	31.4	31.4
Buildings	366.0	349.9
Machinery and equipment	2,153.5	2,132.9
Construction in progress	83.6	94.7

Total cost	2,777.2	2,749.8
Accumulated depreciation	1,858.7	1,785.3

Property, plant and equipment, net	$918.5	$964.5

Depreciation expense was $109.4 million, $108.4 million, and $106.1 million in 2010, 2009 and 2008, respectively.

The decrease in the net property, plant and equipment balance during the year ended December 31, 2010, was primarily due to the shutdown of the Huelva facility. See Note 7 for related information on the Huelva shutdown.

NOTE 7: RESTRUCTURING AND OTHER CHARGES (INCOME)

Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Year Ended December 31,
	2010	2009	2008
	(in Millions)
Restructuring Charges and Asset Disposals	$127.2	$81.5	$52.2
Other Charges (Income), Net	24.7	51.3	(2.6)

Total Restructuring and Other Charges	$151.9	$132.8	$49.6

RESTRUCTURING CHARGES AND ASSET DISPOSALS

	Severance and Employee Benefits (1)	Asset Disposal Charges (2)	Other Charges (Income) (3)	Total
	(in Millions)
Alginates Restructuring	$(0.6)	$1.6	$6.2	$7.2
Bayport Butyllithium Shutdown	(0.2)	—	(0.9)	(1.1)
Huelva Shutdown	37.0	69.4	4.0	110.4
Barcelona Facility Shutdown	(0.2)	10.1	(3.0)	6.9
Santa Clara Shutdown	—	—	(1.0)	(1.0)
Other Items	5.5	—	(0.7)	4.8

Year Ended December 31, 2010	$41.5	$81.1	$4.6	$127.2

Baltimore Phase Out	$—	$—	$1.8	$1.8
Alginates Restructuring	3.9	8.6	0.8	13.3
Bayport Butyllithium Shutdown	0.7	6.8	—	7.5
Bromborough Lithium Metal Production Shutdown	1.8	5.0	0.6	7.4
Barcelona Facility Shutdown	10.1	15.2	0.5	25.8
Santa Clara Shutdown	1.5	3.5	1.7	6.7
Other Items	12.4	6.4	0.2	19.0

Year Ended December 31, 2009	$30.4	$45.5	$5.6	$81.5

Baltimore Phase Out	$1.4	$27.0	$3.1	$31.5
Jacksonville Phase Out	1.0	3.8	0.8	5.6
Other Items	8.1	7.0	—	15.1

Year Ended December 31, 2008	$10.5	$37.8	$3.9	$52.2

(1)	Represents severance and employee benefits charges. Income represents adjustments to previously recorded severance and employee benefit accruals.
(2)	Asset Disposal Charges primarily represent accelerated depreciation and impairment charges on plant and equipment, which were or are to be abandoned. Asset disposal charges also included the acceleration effect of re-estimating settlement dates associated with asset retirement obligations due to facility shutdowns, see Note 8.
(3)	Other Charges primarily represent costs associated accrued lease payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable development on previously recorded exit costs as well as recoveries associated with restructurings.

The restructuring charges and asset disposals noted above were the result of the following:

Agricultural Products

Baltimore Phase Out

In June 2007, we made the decision to phase out operations of our Baltimore, Maryland facility. Our decision was consistent with our strategy to maintain globally cost-competitive manufacturing positions by sourcing raw materials, intermediates and finished products in lower-cost manufacturing locations. We ceased production at this facility in the second quarter of 2008.

Jacksonville Phase Out

In May 2008, we made the decision to phase out operations of our Jacksonville, Florida facility by the third quarter of 2008. Our decision was consistent with our strategy to maintain globally cost-competitive manufacturing positions.

Specialty Chemicals

Alginates Restructuring

In January 2009, we announced plans to realign our BioPolymer alginates manufacturing operations in Norway and the United Kingdom as we continued integration of the ISP alginates business acquired in August 2008. A portion of the restructuring charges associated with this realignment were recognized as liabilities in the purchase price allocation described in Note 3.

Bayport Butyllithium Shutdown

In March 2009, we made the decision to close our Bayport butyllithium facility located in Bayport, Texas. The Bayport butyllithium facility is part of our Lithium division. Our decision is consistent with our ongoing strategy to be globally competitive and focus on products consistent with market demands.

Bromborough Lithium Metal Production Shutdown

In September 2009, we made the decision to close our Lithium metal production unit at our Bromborough, UK plant. The facility is included in our Specialty Chemicals segment.

Industrial Chemicals

Huelva Shutdown

In November 2010, we made the decision to cease operations at our Huelva, Spain facility and exit the phosphate business in Europe. The facility was a part of our subsidiary FMC Foret, S.A. (“Foret”), which is included in our Industrial Chemicals segment. The closure of the facility was initiated as a consequence of the Spanish judicial ruling which, effective January 1, 2011, prohibited us from storing phosphogypsum on a site adjacent to our production facility. The phosphogypsum is a byproduct of the process of manufacturing phosphoric acid, which is used in the manufacturing of our phosphate products. After receipt of the unfavorable Spanish judicial ruling, we attempted to pursue strategic alternatives for our Foret phosphorus business. With no reasonable economic alternatives, the judicial ruling inhibited our ability to cost effectively produce our phosphate product and therefore rendered it uneconomical for FMC to continue operations at the facility. We ceased production at this facility as of December 31, 2010.

Barcelona Facility Shutdown

In June 2009, we made the decision to phase out operations of our Barcelona, Spain, which was completed in 2010. The facility is part of Foret. High costs at the Barcelona facility coupled with reduced demand for product manufactured at that site had made it uneconomical for FMC to continue operations at the Barcelona facility.

Santa Clara Shutdown

In March 2009, we made the decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico. The decision to shut down the Santa Clara operations was made in an effort to maximize cost savings and improve efficiencies.

Other Items

In addition to the restructurings described above, we engaged in certain other restructuring activities during the years ended December 31, 2010, 2009 and 2008, which resulted in severance and asset disposal costs. We expect these restructuring charges to improve our global competitiveness through improved cost efficiencies.

For the year ended December 31, 2010, we recorded $4.8 million of charges, of which $0.6 million, $0.2 million and $4.0 million were related to Agricultural Products, Specialty Chemicals and Industrial Chemicals, respectively. For the year ended December 31, 2009, we recorded $19.0 million of charges, of which $2.6 million, $2.5 million and $13.9 million were related to Agricultural Products, Specialty Chemicals and Industrial Chemicals, respectively. For the year ended December 31, 2008, we recorded $15.1 million of charges, of which $5.4 million, $4.0 million and $5.7 million were related to Agricultural Products, Specialty Chemicals and Industrial Chemicals segments, respectively.

Rollforward of Restructuring Reserves

The following table shows a rollforward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations, which are discussed in Note 8.

(in Millions)	Balance at 12/31/08	Change in reserves (2)	Cash payments	Balance at 12/31/09 (3)	Change in reserves (2)	Cash payments	Other (4)	Balance at 12/31/10(3)
Baltimore and Jacksonville Facility Shutdowns	$3.4	$1.0	$(4.4)	$—	$—	$—	$—	$—
Alginates Restructuring	3.0	8.2	(2.7)	8.5	5.6	(10.0)	0.2	4.3
Bayport Butyllithium Facility Shutdown	—	0.7	(0.4)	0.3	(0.1)	(0.2)	—	—
Bromborough Lithium Metal Production Shutdown	—	1.9	(0.1)	1.8	—	(1.8)	—	—
Huelva Restructuring	—	—	—	—	41.0	(0.2)	(0.8)	40.0
Barcelona Facility Shutdown	—	10.1	—	10.1	0.9	(8.8)	(0.7)	1.5
Santa Clara Facility Shutdown	—	3.2	(2.1)	1.1	(1.1)	—	—	—
Other Workforce Related and Facility Shutdowns (1)	2.1	13.1	(14.4)	0.8	5.7	(6.3)	0.8	1.0

Total	$8.5	$38.2	$(24.1)	$22.6	$52.0	$(27.3)	$(0.5)	$46.8

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.
(2)	Primarily severance costs and in the Alginates Restructuring row in 2010, the accrual of costs associated with leased properties which we have ceased using. The asset disposal charges noted above impacted our property, plant and equipment balances and are not included in the above tables.
(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the consolidated balance sheets.
(4)	Primarily includes foreign currency translation adjustments.

OTHER CHARGES (INCOME), NET

	Year Ended December 31,
	2010	2009	2008
		(in Millions)
Princeton Property Sale	$—	$(2.3)	$(29.0)
Sodium Sulfate Assets Sale	—	(1.0)	(3.6)
Legal Matters	1.5	29.9	10.0
Environmental Charges, Net at Operating Sites (see Note 10)	14.2	20.2	16.2
Other, net	9.0	4.5	3.8

Other Charges (Income), Net	$24.7	$51.3	$(2.6)

Princeton Property Sale

On March 18, 2008, we completed the sale of our 158-acre Princeton research center to the Princeton HealthCare System. Gross proceeds from the sale were $62.5 million and net proceeds after offsets, commissions and fees totaled approximately $60 million. The gain on sale was $29 million and is included in “Restructuring and other charges (income)” in the consolidated statements of income for the year ended December 31, 2008. The gain on sale was reduced by the sale-leaseback deferral described below.

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

Sodium Sulfate Assets Sale

In February 2008, we completed the sale of Foret’s non-cogeneration sodium sulfate assets. We recognized a gain on sale of these assets of $3.6 million, which is included in “Restructuring and other charges (income)” in the consolidated statements of income for the year ended December 31, 2008. Net proceeds from the transaction were $16.7 million.

We did not complete the sale of the sodium sulfate co-generation facility at the time we sold the other sodium sulfate assets noted above. We completed the sale of this asset in the third quarter of 2009 for a gain of $1.0 million.

Legal Matters

During the year ended December 31, 2010, we recorded $1.5 million of net charges primarily related to a legal settlement associated with the U.S. hydrogen peroxide matter in our Industrial Chemicals segment.

During the year ended December 31, 2009, we recorded an approximate charge of $21.0 million in connection with the resolution of a regulatory matter in our Industrial Chemicals Segment. We also recorded a charge of $3.3 million related to the settlement of a legal matter in our Industrial Chemicals segment and $5.6 million of other charges primarily representing settlements with state authorities for property claims and adjustments.

During the year ended December 31, 2008, we reached an agreement in principle to settle a federal class action lawsuit, alleging violations of antitrust laws involving our hydrogen peroxide product in our Industrial Chemicals segment in the amount of $10.0 million.

See Note 18 for further details.

Environmental Charges, Net at Operating Sites

During the years ended December 31, 2010, 2009 and 2008 we recorded $14.2 million, $20.2 million and $16.2 million of net charges, respectively, related to environmental remediation at continuing operating sites. See Note 10 for additional details.

Other, Net

In the second quarter of 2010, our Agricultural Products segment acquired certain rights relating to an herbicide compound still under development. We expensed $5.7 million for these rights.

In 2006, our Agricultural Products segment entered into a development agreement with a third-party company, whereby we were given the right to develop further one of the third party company’s products in certain geographic markets. This development agreement, representing a fungicide project, was terminated by the Company in 2008. In 2007, our Agricultural Products segment entered into a collaboration and license agreement with another third-party company for the purpose of obtaining certain technology and intellectual property rights. In 2007, we acquired further rights under the development agreement, and in 2009 we extended our rights under the collaboration and license agreement. We have recorded charges of $0.5 million, $2.0 million and $1.0 million in 2010, 2009 and 2008, respectively, under these agreements representing payments to acquire and extend our rights under these agreements.

Remaining other charges for 2010, 2009 and 2008 primarily represents the accrual of interest associated with the European Commission fine recorded during the year ended December 31, 2006. See Note 18.

NOTE 8: ASSET RETIREMENT OBLIGATIONS

We have mining operations in Green River, Wyoming for our soda ash business as well as mining operations in our lithium operations. We have legal reclamation obligations related to these facilities upon closure of the mines. Additionally, we have obligations at the majority of our manufacturing facilities in the event of a permanent plant shutdown. Certain of these obligations are recorded in our environmental reserves described in Note 10. For certain AROs not already accrued, we have calculated the fair value of these AROs and concluded that the present value of these obligations was immaterial at December 31, 2010 and 2009. We have also determined that the liability for certain other AROs cannot currently be calculated as the settlement dates are not reasonably estimable. We will recognize the liability for these AROs when sufficient information exists to estimate a range of potential settlement dates.

The changes in the carrying amounts of AROs for the years ended December 31, 2010 and 2009 are as follows:

(in Millions)
Balance at December 31, 2008	$7.7
Acceleration due to facility shutdowns (1)	11.7
Additional ARO liability (2)	1.0
Accretion expense	0.4
Payments	(5.7)

Balance at December 31, 2009	$15.1
Acceleration due to facility shutdowns (1)	28.8
Adjustment to previously recorded ARO liability	(0.9)
Accretion expense	0.3
Payments	(8.7)

Balance at December 31, 2010	$34.6

(1)	This increase in 2009 was primarily associated with our decision to phase out operations at our Barcelona, Bromborough and Bayport, Texas facilities and in 2010, the Huelva facility. As a result of these decisions, the estimated settlement dates associated with asset retirement obligations at the facilities were accelerated, resulting in an increase to the liability and an increase to capitalized asset retirement costs. The capitalized asset retirement costs were depreciated on an accelerated basis over the remaining period that we operated the facilities. See Note 7 for further details on the phase outs and restructuring initiatives.
(2)	The additions to the ARO liability primarily related to the acquisitions in our Specialty Chemicals segment. Refer to Note 3.

NOTE 9: DISCONTINUED OPERATIONS

Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued between 1976 and 2001. The primary liabilities retained include environmental liabilities, other post-retirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.

Our discontinued operations comprised the following:

	Year Ended December 31,
	2010	2009	2008
	(in Millions)
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax expense of $0.4 million, $0.2 million and $0.2 million for 2010, 2009 and 2008, respectively)	$0.8	$0.5	$0.1
Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations (net of income tax benefit of $24.2 million, $11.4 million and $15.2 million in 2010, 2009 and 2008, respectively)	(39.5)	(18.7)	(25.0)
Income from an adjustment associated with a tax matter related to a previously discontinued operation	5.1	—	—

Discontinued operations, net of income taxes	$(33.6)	$(18.2)	$(24.9)

Year Ended December 31, 2010

For the year ended December 31, 2010, we recorded a $63.7 million ($39.5 million after-tax) charge to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $38.7 million ($24.0 million after-tax) relate primarily to a provision increase for environmental issues at our Middleport sites as well as for operating and maintenance activities partially offset by recoveries. See the table showing our environmental reserves in Note 10. We also recorded increases to legal reserves and expenses in the amount of $25.0 million ($15.5 million after-tax).

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

Reserve for Discontinued Operations at December 31, 2010 and 2009

The reserve for discontinued operations totaled $38.6 million and $41.7 million at December 31, 2010 and 2009, respectively. The liability at December 31, 2010, was comprised of $6.0 million for workers’ compensation and product liability, $10.8 million for other postretirement medical and life insurance benefits provided to former employees of discontinued businesses and $21.8 million of reserves for legal proceedings associated with discontinued operations. The discontinued postretirement medical and life insurance benefits liability equals the accumulated postretirement benefit obligation. Associated with this liability is a net pretax actuarial gain and prior service credit of $14.0 million ($9.1 million after-tax) and $15.4 million ($10.3 million after-tax) at December 31, 2010 and 2009, respectively. The estimated net actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into discontinued operations during 2011 are $1.7 million and $0.1 million, respectively.

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

Spending in 2010, 2009 and 2008 was $0.7 million, $1.1 million and $0.6 million, respectively, for workers’ compensation, product liability and other claims; $1.6 million, $1.2 million and $1.5 million, respectively, for other postretirement benefits; and $25.8 million, $17.6 million and $15.5 million, respectively, related to reserves for legal proceedings associated with discontinued operations.

NOTE 10: ENVIRONMENTAL

We are subject to various federal, state, local and foreign environmental laws and regulations that govern emissions of air pollutants, discharges of water pollutants, and the manufacture, storage, handling and disposal of hazardous substances, hazardous wastes and other toxic materials and remediation of contaminated sites. We are also subject to liabilities arising under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state laws that impose responsibility on persons who arranged for the disposal of hazardous substances, and on current and previous owners and operators of a facility for the clean-up of hazardous substances released from the facility into the environment. We are also subject to liabilities under the Resource Conservation and Recovery Act (“RCRA”) and analogous state laws that require owners and operators of facilities that have treated, stored or disposed of hazardous waste pursuant to the RCRA permit to follow certain waste management practices and to clean up releases of hazardous substances into the environment associated with past or present practices. In addition, when deemed appropriate, we enter certain sites with potential liability into voluntary remediation compliance programs, which are also subject to guidelines that require owners and operators, current and previous, to clean up releases of hazardous substances into the environment associated with past or present practices.

We have been named a Potentially Responsible Party (“PRP”) at 30 sites on the federal government’s National Priorities List (“NPL”), at which our potential liability has not yet been settled. In addition, we received notice from the EPA or other regulatory agencies that we may be a PRP, or PRP equivalent, at other sites, including 36 sites at which we have determined that it is reasonably possible that we have an environmental liability. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a Remedial Investigation/Feasibility Study (“RI/FS”), or equivalent, at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a Record of Decision (“ROD”) has been issued.

Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $241.8 million and $204.2 million, respectively, before recoveries, were recorded at December 31, 2010 and 2009. The long-term portion of these reserves is included in “Environmental liabilities, continuing and discontinued” on the consolidated balance sheets, net of recoveries, and amounted to $209.9 million and $167 million at December 31, 2010 and 2009, respectively. The short-term portion of our continuing operations obligations is recorded in “Accrued and other liabilities”. In addition, we have estimated that reasonably possible environmental loss contingencies, net of expected recoveries may exceed amounts accrued by approximately $110 million at December 31, 2010.

To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. We have recorded recoveries, representing probable realization of claims against insurance companies, U.S. government agencies and other third parties, of $68.6 million and $57.2 million at December 31, 2010 and 2009, respectively. The recoveries at December 31, 2010 and 2009, are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” totaling $16.9 million and $20.1 million or as “Other assets” totaling $51.7 million and $37.1 million in the consolidated balance sheets, respectively. Cash recoveries for the years 2010, 2009 and 2008 were $14.6 million, $13.7 million and $5.6 million, respectively.

The table below is a rollforward of our total environmental reserves, continuing and discontinued from December 31, 2007 to December 31, 2010.

Operating and Discontinued Sites Total
(in Millions)
Total environmental reserves, net of recoveries at December 31, 2007	$169.8

2008
Provision	48.7
Spending, net of recoveries	(45.8)

Net Change	2.9

Total environmental reserves, net of recoveries at December 31, 2008	$172.7

2009
Provision	47.5
Spending, net of recoveries	(36.1)

Net Change	11.4

Total environmental reserves, net of recoveries at December 31, 2009	$184.1

Environmental reserves, current, net of recoveries (1)	$17.1
Environmental reserves, long-term continuing and discontinued, net of recoveries	167.0

Total environmental reserves, net of recoveries at December 31, 2009	$184.1

2010
Provision	76.1
Spending, net of recoveries	(35.3)

Net Change	40.8

Total environmental reserves, net of recoveries at December 31, 2010	$224.9

Environmental reserves, current, net of recoveries (1)	$15.0
Environmental reserves, long-term continuing and discontinued, net of recoveries	209.9

Total environmental reserves, net of recoveries at December 31, 2010	$224.9

(1)	“Current” includes only those reserves related to continuing operations. These amounts are included within “Accrued and other liabilities” on the consolidated balance sheets.

Our total environmental reserves, before recoveries, include $230.8 million and $186.8 million for remediation activities and $11.0 million and $17.4 million for RI/FS costs at December 31, 2010 and 2009, respectively. For the years 2010, 2009 and 2008, we charged $35.6 million, $33.1 million and $39.5 million, respectively, against established reserves for remediation spending, and $4.9 million, $7.5 million and $10.1 million, respectively, against reserves for spending on RI/FS. We anticipate that the remediation and RI/FS expenditures for current operating, previously operated and other sites will continue to be significant for the foreseeable future.

In 2010, 2009 and 2008, we recorded net environmental provisions totaling $52.3 million, $27.3 million and $37.2 million, respectively. The environmental provisions recorded in 2010, 2009 and 2008, included $76.1 million, $47.5 million and $48.7 million recorded as an increase to our environmental reserves, and $23.8 million, $17.6 million and $9.6 million recorded as a recovery in “Other assets” on our consolidated balance sheets, respectively. For the year ended December 31, 2010, there were no recoveries recorded directly to “Discontinued operations, net of income taxes” on our consolidated statements of income while $2.6 million and $1.9 million of recoveries were recorded directly to this line item for the years ended December 31, 2009 and 2008, respectively. These provisions related to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years.

Front Royal

On October 21, 1999, the Federal District Court for the Western District of Virginia approved a Consent Decree signed by FMC, the EPA (Region III) and the Department of Justice (“DOJ”) regarding past response costs and future clean-up work at the discontinued fiber-manufacturing site in Front Royal, Virginia. In January 2010, the EPA issued a ROD for Operable Unit 7 (OU-7) primarily addressing waste basins and ground water, which is the last remaining operable unit to be remediated at the site. The current reserve includes a provision for OU-7 and previously approved work for other operable units under the Consent Decree. As part of a prior settlement, government agencies have reimbursed us for approximately one-third of the clean-up costs due to the government’s role at the site, and we expect reimbursement to continue in the future. The amount of the reserve for this site was $28.5 million and $31.1 million at December 31, 2010 and 2009, respectively.

Pocatello

We have successfully decommissioned our Pocatello plant, completed closure of the RCRA ponds and formally requested that EPA acknowledge completion of work under a June 1999 RCRA Consent Decree. Future remediation costs include completion of one of the CERCLA remedies identified in the Supplemental Feasibility Study (SFS) that addresses ground water contamination and existing waste disposal areas on the Pocatello plant portion of the Eastern Michaud Flats Superfund Site. In April 2010, the EPA presented their recommended alternative from the SFS to the National Remedy Review Board (NRRB). The NRRB has endorsed the selection of this alternative, and the EPA has drafted a proposed plan recommending this remedy. As a result of this event, we adjusted our estimated liability for clean up at this site. Additionally, we continue to conduct work pursuant to CERCLA unilateral administrative orders to address the potential for air emissions from beneath the cap of several of the closed RCRA ponds. The amount of the reserve for this site was $71.0 million and $46.1 million at December 31, 2010 and 2009, respectively.

Middleport

At our facility in Middleport, New York, we have constructed an engineered cover, closed the RCRA regulated surface water impoundments and are collecting and treating both surface water runoff and ground water. A draft corrective measures study (CMS) has been prepared for two off-site areas and is under review by the EPA and New York State Departments of the Environment and Health (collectively referred to as the Agencies). This draft CMS was submitted in the second quarter of 2010. As a result of the CMS submission, we adjusted our estimated liability for clean up at this site. In the third quarter of 2010, we received comments on the draft CMS from the Agencies. We are in the process of reviewing the comments and are in discussions with the Agencies regarding revisions to the draft CMS. Additional costs may result, in the event additional remediation is required by the Agencies during the review and approval of the current CMS. The amount of the reserve for this site is $46.2 million and $27.9 million at December 31, 2010 and 2009, respectively.

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

Regarding current operating sites, we spent $8.4 million, $11.6 million and $16.4 million for the years 2010, 2009 and 2008, respectively, on capital projects relating to environmental control facilities. Additionally, in 2010, 2009 and 2008, we spent $25.9 million, $24.9 million and $26.4 million, respectively, for environmental compliance costs, which are operating costs not covered by established reserves.

NOTE 11: INCOME TAXES

Domestic and foreign components of income from continuing operations before income taxes are shown below:

	Year Ended December 31,
	2010	2009	2008
	(in Millions)
Domestic	$303.2	$275.9	$331.8
Foreign	47.3	34.1	140.1

Total	$350.5	$310.0	$471.9

The provision (benefit) for income taxes attributable to income from continuing operations consisted of:

	Year Ended December 31,
	2010	2009	2008
	(in Millions)
Current:
Federal	$73.4	$—	$(1.2)
Foreign	26.0	3.1	29.7
State	0.5	—	—

Total current	99.9	3.1	28.5
Deferred:
Federal	20.2	44.6	91.9
Foreign	4.3	—	—
State	7.6	5.3	5.0

Total deferred	32.1	49.9	96.9

Total	$132.0	$53.0	$125.4

Total income tax provisions (benefits) were allocated as follows:

	Year Ended December 31,
	2010	2009	2008
	(in Millions)
Continuing operations	$132.0	$53.0	$125.4
Discontinued operations	(28.9)	(11.2)	(15.0)
Items charged directly to equity	(62.5)	(9.4)	(132.7)

Total	$40.6	$32.4	$(22.3)

Significant components of the deferred income tax provision (benefit) attributable to income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
	(in Millions)
Deferred tax (exclusive of valuation allowance)	$(7.1)	$68.1	$97.8
Increase (decrease) in the valuation allowance for deferred tax assets	39.2	(18.2)	(0.9)

Deferred income tax provision	$32.1	$49.9	$96.9

We have recognized that it is more likely than not that certain future tax benefits may not be realized as a result of current and future income. During the year ended December 31, 2010, the valuation allowance was increased by $39.2 million. The increase in the valuation allowance during 2010 was due to recognition of a valuation allowance in our Spanish legal entity, predominantly due to the Huelva facility shutdown, for tax losses that are not expected to be fully recoverable in future years from the earnings of the remaining businesses in that entity. During the year ended December 31, 2009, we reduced the valuation allowance related to domestic operations by $18.2 million because of our expectation that the related deferred tax assets were likely to be realized.

Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
	2010	2009
	(in Millions)
Reserves for discontinued operations, environmental and restructuring	$102.8	$112.9
Accrued pension and other postretirement benefits	81.0	89.0
Other reserves	53.8	58.4
Alternative minimum, foreign tax and other credit carryforwards	96.5	97.8
Net operating loss carryforwards	88.8	60.9
Deferred expenditures capitalized for tax	71.9	28.0
Other	61.4	68.0

Deferred tax assets	$556.2	$515.0
Valuation allowance	(76.3)	(37.1)

Deferred tax assets, net of valuation allowance	$479.9	$477.9

Property, plant and equipment, net	56.5	64.2

Deferred tax liabilities	$56.5	$64.2

Net deferred tax assets	$423.4	$413.7

We believe that it is more likely than not that future earnings will generate sufficient taxable income to utilize the net deferred tax assets recorded as of December 31, 2010.

At December 31, 2010, we had net operating loss and tax credit carryforwards as follows: U.S. state net operating loss carryforwards of $823.5 million expiring in various amounts and years through 2029, foreign net operating loss carryforwards of $271.8 million expiring in various years, U.S. foreign tax credit carryforwards of $32.0 million expiring in various amounts and years through 2019, and alternative minimum tax credit carryforwards of $54.1 million with no expiration date.

The effective income tax rate applicable to income from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
	2010	2009	2008
Statutory U.S. tax rate	35%	35%	35%
Net difference:
Percentage depletion	(5)	(6)	(4)
State and local income taxes, less federal income tax benefit	1	2	1
Foreign earnings subject to different tax rates	(7)	(3)	(5)
Manufacturer’s production deduction and miscellaneous tax credits	(1)	—	—
Loss of Medicare Part D tax benefit (See Note 2)	1	—	—
Tax on intercompany dividends and deemed dividend for tax purposes	1	(2)	1
Nondeductible expenses	1	1	—
Changes to unrecognized tax benefits	1	(4)	(1)
Change in valuation allowance	12	(6)	—
Other	(1)	—	—

Total difference	3	(18)	(8)

Effective tax rate	38%	17%	27%

As of December 31, 2010, our federal income tax returns for years through 2006 have been examined by the Internal Revenue Service (“IRS”) and all issues have been settled. We believe that adequate provision for both federal and foreign income taxes has been made for the open years 2003 and after. Income taxes have not been provided for the equity in undistributed earnings of foreign consolidated subsidiaries of $710.6 million or for foreign unconsolidated subsidiaries and affiliates of $13.4 million at December 31, 2010. Restrictions on the distribution of these earnings are not significant. It is not practical to estimate the amount of taxes that might be payable upon the remittance of such earnings. Foreign earnings taxable as dividends were $12.2 million, $6.2 million and $5.1 million in 2010, 2009 and 2008, respectively.

Uncertain Income Tax Positions

U.S. GAAP accounting guidance for uncertainty in income taxes prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition. We adopted this guidance on January 1, 2007.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns for FMC entities taxable in the U.S and significant foreign jurisdictions are open for examination and adjustment. As of December 31, 2010, the United States Federal and State income tax returns are open for examination and adjustment for years 2006-2010. Our significant foreign jurisdictions, which total 15, are open for examination and adjustment during varying periods from 2003-2010.

The total amount of unrecognized tax benefits as of December 31, 2010, that, if recognized, would affect the effective tax rate is $17.3 million. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated financial statements. Included in the $17.3 million liability for unrecognized tax benefits as of December 31, 2010, is $0.3 million associated with interest and penalties.

We do not expect any reductions in the liability for unrecognized tax benefits within the next 12 months on account of settlements and the expirations of statutes of limitations. See the reconciliation of the total amounts of unrecognized tax benefits below:

(in Millions)
Balance, January 1, 2008	$49.4
Additions for tax positions of the current year	2.7
Additions for tax positions of prior years	1.0
Reductions for tax positions of prior years for:
Settlements during the period	(10.7)

Balance, January 1, 2009	$42.4
Additions for tax positions of the current year	5.9
Reductions for tax positions of prior years for:
Adjustments	(1.2)
Settlements during the period	(32.7)

Balance, December 31, 2009	$14.4
Additions for tax positions of the current year	6.1
Reductions for tax positions of prior years for:
Adjustments	(0.6)
Settlements during the period	(2.6)

Balance, December 31, 2010	$17.3

NOTE 12: DEBT

Debt maturing within one year:

Debt maturing within one year consists of the following:

	December 31,
	2010	2009
	(in Millions)
Short-term debt	$18.5	$33.4
Current portion of long-term debt	116.4	22.5

Total debt maturing within one year	$134.9	$55.9

Weighted average interest rates for short-term debt outstanding at year-end	5.0%	10.1%

Short-term debt consisted of foreign credit lines at December 31, 2010 and 2009. We often provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

Long-term debt:

Long-term debt consists of the following:

	December 31, 2010		December 31,
	Interest Rate Percentage	Maturity Date	2010	2009
			(in Millions)
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 million and $0.3 million, at December 31, 2010 and 2009)	0.2-6.5%	2011- 2035	$182.0	$198.4
Debentures (less unamortized discount of zero and $0.1 million at December 31, 2010 and 2009)	7.8%	2011	45.5	45.4
Senior notes (less unamortized discount of $0.9 million and $1.0 million, at December 31, 2010 and 2009, respectively)	5.2%	2019	299.1	299.0
European credit agreement	2.5%	2012	—	—
Domestic credit agreement	0.5-3.3%	2012	—	—
Foreign debt	0-11.3%	2013	92.8	67.7

Total long-term debt			619.4	610.5

Less: current portion of long-term debt			116.4	22.5

Total long-term debt, less current portion			$503.0	$588.0

On November 30, 2009, we issued $300 million aggregate principal amount of 5.2% Senior Notes due 2019. The net proceeds from the offering were used to pay down existing indebtedness under our revolving credit agreements and for general corporate purposes.

At December 31, 2010 and 2009 we had no borrowings, in revolving credit facility borrowings under the European Credit Agreement, resulting in available funds of $289.1 million and $315.4 million, respectively.

We had no borrowings under our Domestic Credit Agreement at December 31, 2010 and 2009. Letters of credit outstanding under the Domestic Credit Agreement totaled $130.4 million and $153.2 million at December 31, 2010 and 2009, respectively. Therefore, available funds under the Domestic Credit Agreement were $469.6 million and $446.8 million at December 31, 2010 and 2009, respectively.

Maturities of long-term debt

Maturities of long-term debt outstanding, excluding discounts, at December 31, 2010, are $116.4 million in 2011, $21.6 million in 2012, $6.5 million in 2013, $32.7 million in 2014, $0.2 million in 2015 and $443.1 million thereafter.

Covenants

Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended December 31, 2010 was 1.2 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended December 31, 2010 was 14.9 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at December 31, 2010.

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

The following table summarizes the weighted-average assumptions used and components of our defined benefit postretirement plans. The following tables also reflect a measurement date of December 31:

	Pensions		Other Benefits (1)
	December 31,
	2010	2009	2010	2009
	(in Millions)
Following are the weighted average assumptions used to determine the benefit obligations at December 31:
Discount Rate	5.40%	5.90%	5.40%	5.90%
Rate of compensation increase	4.20%	4.20%	—	—
Accumulated benefit obligation:
Plans with unfunded accumulated benefit obligation	$1,106.5	$1,046.7	$—	$—

Change in projected benefit obligation
Projected benefit obligation at January 1	$1,098.6	$944.0	$42.3	$40.0
Service cost	18.2	16.7	0.2	0.2
Interest cost	63.2	64.2	2.5	2.6
Actuarial loss (gain)	66.5	128.7	2.9	4.1
Amendments	5.7	0.7	—	—
Foreign currency exchange rate changes	(3.9)	7.0	—	—
Plan participants’ contributions	0.2	0.2	6.4	5.5
Settlements	(15.6)	(3.0)	—	—
Other	—	—	0.1	—
Curtailments	(0.5)	(1.7)	—	—
Benefits paid	(56.9)	(58.2)	(9.0)	(10.1)

Projected benefit obligation at December 31	1,175.5	1,098.6	45.4	42.3

Change in fair value of plan assets:
Fair value of plan assets at January 1	766.7	607.9	—	—
Actual return on plan assets	111.7	124.8	—	—
Foreign currency exchange rate changes	(2.9)	5.7	—	—
Company contributions	102.6	88.8	2.6	4.6
Plan participants’ contributions	0.2	0.2	6.4	5.5
Settlements	(15.6)	(2.5)	—	—
Benefits paid	(56.9)	(58.2)	(9.0)	(10.1)

Fair value of plan assets at December 31	905.8	766.7	—	—

Funded status of the plan (liability)	$(269.7)	$(331.9)	$(45.4)	$(42.3)

Amount recognized in the consolidated balance sheets:
Pension other asset	$1.9	$—	$—	$—
Accrued benefit liability	(271.6)	(331.9)	(45.4)	(42.3)

Total	$(269.7)	$(331.9)	$(45.4)	$(42.3)

	Pensions		Other Benefits (1)
	December 31,
	2010	2009	2010	2009
	(in Millions)
The amounts in accumulated other comprehensive income (loss) that has not yet been recognized as components of net periodic benefit cost at December 31, 2010 and 2009 are as follows:
Net transition asset	$0.1	$0.1	$—	$—
Prior service (cost) credit	(9.5)	(5.2)	0.3	0.4
Net actuarial (loss) gain	(480.0)	(481.1)	3.1	6.4

Accumulated other comprehensive income (loss) – pretax	$(489.4)	$(486.2)	$3.4	$6.8

Accumulated other comprehensive income (loss) – net of tax	$(306.5)	$(305.9)	$4.1	$5.8

Other changes in plan assets and benefit obligations for continuing operations recognized in other comprehensive loss (income) for the years ended December 31, 2010 and 2009 are as follows:

	Pensions		Other Benefits (1)
	Year ended December 31
(in Millions)	2010	2009	2010	2009
Current year net actuarial loss (gain)	$33.8	$77.7	$2.9	$4.1
Current year prior service cost (credit)	5.5	0.7	—	—
Amortization of net actuarial (loss) gain	(34.1)	(8.9)	0.4	0.9
Amortization of prior service (cost) credit	(1.2)	(0.9)	0.1	1.0
Amortization of transition obligation	—	0.3	—	—
Foreign currency exchange rate changes on the above line items	(0.8)	2.3	—	—

Total recognized in other comprehensive (income) loss, before taxes	$3.2	$71.2	$3.4	$6.0
Total recognized in other comprehensive (income) loss, after taxes	$0.6	$45.5	$1.7	$5.3

The estimated net actuarial loss, prior service cost and net transition asset for our pension plans that will be amortized from accumulated other comprehensive income (loss) into our net annual benefit cost (income) during 2011 are $36.9 million, $1.8 million and $(0.1) million, respectively. The estimated net actuarial gain and prior service credit for our other benefits that will be amortized from accumulated other comprehensive income (loss) into net annual benefit cost during 2011 will be $(0.3) million—income and $(0.2) million—income, respectively.

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income) for the years ended December 31:

	Year Ended December 31
	Pensions			Other Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	5.90%	7.00%	6.50%	5.90%	7.00%	6.50%
Expected return on plan assets	8.50%	8.50%	8.75%	—	—	—
Rate of compensation increase	4.20%	4.20%	4.20%	—	—	—
Components of net annual benefit cost (in millions):
Service cost	$18.2	$16.7	$18.2	$0.2	$0.2	$0.2
Interest cost	63.2	64.2	61.8	2.5	2.6	2.7
Expected return on plan assets	(79.0)	(74.8)	(78.0)	—	—	—
Amortization of transition asset	—	(0.1)	(0.1)	—	—	—
Amortization of prior service cost	1.2	0.8	1.1	(0.1)	(1.0)	(1.3)
Amortization of net actuarial and other (gain) loss	26.5	5.8	3.1	(0.4)	(0.9)	(0.8)
Recognized loss due to settlement and curtailments	7.1	0.8	—	—	—	—

Net annual benefit cost from continuing operations	$37.2	$13.4	$6.1	$2.2	$0.9	$0.8

Our U.S. qualified defined benefit pension plan (“U.S. Plan”) holds the majority of our pension plan assets. The expected long-term rate of return on these plan assets was 8.50 percent, 8.50 percent and 8.75 percent for 2010, 2009 and 2008, respectively. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 10.61 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 2.50 percent, is between 8.60 percent and 10.30 percent for equities, and between 4.20 percent and 6.30 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumption for the rate of return on assets. The target asset allocation for 2010, by asset category, is 75-85 percent equity securities, 15-25 percent fixed income investments and 0-5 percent cash and other short-term investments.

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

The following tables present our fair value hierarchy for our major categories of pension plan assets by asset class as of December 31, 2010 and 2009, respectively. See Note 17 for the definition of fair value and the descriptions of Level 1, 2 and 3 in the fair value hierarchy.

(in Millions)	12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Cash and Short-term Investments	$46.6	$46.6	$—		$—
Equity Securities:
Common stock	457.4	457.4	—		—
Preferred stock	1.3	1.3	—		—
Mutual funds	205.3	134.5	70.8	(1)	—
Fixed Income Investments:
Investment contracts	185.4	—	185.4		—
Mutual funds	6.9	6.9	—		—
Government debt	2.1	2.1	—		—
Other Investments
Real estate/property	0.6	—	—		0.6
Private equity funds	0.1	—	—		0.1
Other	0.1	—	—		0.1

Total Assets	$905.8	$648.8	$256.2		$0.8

(in Millions)	12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Cash and Short-term Investments	$31.5	$31.5	$—		$—
Equity Securities:
Common stock	359.3	359.3	—		—
Preferred stock	2.8	2.8	—		—
Mutual funds	183.0	117.6	65.4	(1)	—
Fixed Income Investments:
Investment contracts	181.4	—	181.4		—
Mutual funds	5.5	5.5	—		—
Corporate debt instruments	0.2	0.2	—		—
Government debt	2.3	2.3	—		—
Other Investments
Foreign currency contracts	(0.1)	—	(0.1)		—
Real estate/property	0.6	—	—		0.6
Private equity funds	0.1	—	—		0.1
Other	0.1	—	—		0.1

Total Assets	$766.7	$519.2	$246.7		$0.8

(1)	As of December 31, 2010 and 2009 we have $70.8 million and $65.4 million, respectively of investments in certain mutual funds where the net asset value reported by the underlying funds approximates the fair value. These investments are redeemable with the fund at net asset value under the original terms of the partnership agreements and/or subscription agreements and operations of the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements. Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the net asset value of the funds and, consequently, the fair value of the interests in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the interest in the funds.

There was no change in the value of plan assets using significant unobservable inputs (level 3) from December 31, 2009 to December 31, 2010. There were no changes to the other level 3 investments during 2009.

We made the following contributions to our pension and other postretirement benefit plans during the years ended December 31, 2010 and 2009:

	Year Ended December 31,
(in Millions)	2010	2009
U.S. qualified pension plan	$80.0	$75.0
Nonqualified pension plan	18.0	6.5
Non-U.S. plans	4.6	7.3
Other postretirement benefits, net of participant contributions	2.6	4.6

Total	$105.2	$93.4

We expect our voluntary cash contributions to our U.S. qualified pension plan to be $55.0 million in 2011.

The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These amounts are reflected net of the annual Medicare Part D subsidy (see below) of approximately $0.9 million per year. These estimates take into consideration expected future service, as appropriate:

Estimated Net Future Benefit Payments
(in Millions)
2011	$68.5
2012	71.4
2013	75.1
2014	77.3
2015	79.7
2016 – 2020	438.0

Assumed health care cost trend rates have an effect on the other postretirement benefit obligations and net periodic other postretirement benefit costs reported for the health care portion of the other postretirement plan. A one-percentage point change in the assumed health care cost trend rates would be immaterial to our net periodic other postretirement benefit costs for the year ended December 31, 2010, and our other postretirement benefit obligation at December 31, 2010.

The United Kingdom, Ireland and Norway pension plans are included in our disclosures for all years presented. In the second quarter of 2009, we settled our obligations associated with our Canadian defined benefit pension plan through the purchase of an insurance annuity. This event resulted in a settlement charge of $0.5 million. The financial impact of compliance with U.S. GAAP pension accounting literature for other non-U.S. pension plans is not substantially different from the locally reported pension expense. The cost of providing pension benefits for foreign employees covered by other non-U.S. plans was $3.7 million in 2010, $2.0 million in 2009, and $4.0 million in 2008.

FMC Corporation Savings and Investment Plan. The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. For eligible employees participating in the Plan, except for those employees covered by certain collective bargaining agreements, the Company makes matching contributions of 80% of the portion of those contributions up to 5% of the employee’s compensation. Additionally, effective July 1, 2007, all newly hired and rehired salaried and nonunion employees receive an employer contribution of five percent of the employee’s eligible compensation. This change was instituted for these employees effective July 1, 2007 since newly hired and rehired salaried and nonunion hourly employees are no longer eligible for our defined benefit plan. Charges against income for both of these contributions were $7.8 million in 2010, $7.1 million in 2009, and $6.7 million in 2008.

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

The total number of shares of common stock authorized for issuance under the Plan is 14.4 million, which is in addition to the shares available from predecessor plans. Cancellations (through expiration, forfeiture or otherwise) of outstanding awards increase the shares available for future awards or grants. As of December 31, 2010, we had a total of approximately 3.6 million shares available for future grants of share-based awards.

At December 31, 2010 and 2009, there were restricted stock units representing an aggregate of 41,374 shares and 35,828 shares of common stock, respectively, credited to the directors’ accounts.

Stock Compensation

We recognized a total of $14.7 million ($9.1 million after-tax), $11.2 million ($6.9 million after-tax) and $10.6 million ($6.6 million after-tax) in share-based compensation expense during the years ended December 31, 2010, 2009 and 2008, respectively. This expense is classified as selling, general and administrative in our consolidated statements of income.

We received $18.1 million, $10.2 million and $13.1 million in cash related to stock option exercises for the years ended December 31, 2010, 2009 and 2008, respectively. The shares used for the exercise of stock options occurring during the years ended December 31, 2010, 2009 and 2008 came from treasury shares.

For tax purposes, share-based compensation expense is deductible in the year of exercise or vesting based on the intrinsic value of the award on the date of exercise or vesting. For financial reporting purposes, share-based compensation expense is based upon grant-date fair value and amortized over the vesting period. Excess tax benefits represent the difference between the share-based compensation expense for financial reporting purposes and the deduction taken for tax purposes. These excess tax benefits cannot be reported in our financial statements while a net operating loss exists. From the adoption of share-based compensation accounting in 2006 through March 31, 2010 we did not recognize any excess tax benefits in our consolidated balance sheets from the exercise of stock options and the vesting of restricted awards, due to our U.S. net operating loss carryforward position

During the second and third quarter of 2010 we utilized the remaining U.S. financial net operating losses as we generated U.S. income during 2010 sufficient to absorb the remaining unrecognized excess tax benefits. As a result, we recognized all of the excess tax benefits from the exercise of stock options and the vesting of restricted stock awards from 2006 through 2009 as well as the excess tax benefits generated during the period from January 1, 2010 through December 31, 2010. As of December 31, 2010, we recognized $56.3 million of excess tax benefits, of which $44 million related to years 2006 through 2009, on our consolidated balance sheet as a component of equity. This amount is also included as a financing activity in our consolidated statements of cash flows for the year ended December 31, 2010.

Stock Options

The grant-date fair values of the stock options we granted in the years ended December 31, 2010, 2009 and 2008 were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects our announcement of the payment of a dividend on our common stock.

Black Scholes valuation assumptions for 2010, 2009 and 2008 stock option grants:

	2010	2009	2008
Expected dividend yield	0.87%	1.13%	0.75%
Expected volatility	42.17%	41.90%	31.30%
Expected life (in years)	6.5	6.5	6.5
Risk-free interest rate	3.13%	2.82%	3.26%

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010, 2009 and 2008 was $24.50, $18.17 and $19.53 per share, respectively.

The following summary shows stock option activity for employees under the Plan for the three years ended December 31, 2010:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
	Number of Shares in Thousands			(In Millions)
December 31, 2007 (1,957 shares exercisable)	3,073	5.7	$20.71	$104.0

Granted	290		$55.74
Exercised	(850)		$15.25	$43.6
Forfeited	(21)		$39.10

December 31, 2008 (1,528 shares exercisable)	2,492	5.4	$26.49	$45.4

Granted	281		$44.45
Exercised	(574)		$13.40	$19.9
Forfeited	(24)		$43.76

December 31, 2009 (1,315 shares exercisable)	2,175	5.4	$30.94	$54.0

Granted	271		57.33
Exercised	(845)		21.35	$37.3
Forfeited	(16)		51.93

December 31, 2010 (777 shares exercisable and 1,576 shares expected to vest)	1,585	6.4	$40.33	$62.8

The number of stock options indicated in the above table as being exercisable as of December 31, 2010, had an intrinsic value of $40.6 million, a weighted-average remaining contractual term of 4.5 years, and a weighted-average exercise price of $27.65.

We recognized $5.3 million ($3.3 million after-tax), $4.9 million ($3.0 million after-tax) and $4.7 million ($2.9 million after-tax) in compensation expense related to stock options for the years ended December 31, 2010, 2009 and 2008, respectively. We applied a forfeiture rate of two percent per stock option grant in the calculation of such expense for the years prior to 2010. For grants beginning in 2010, we adjusted our forfeiture rate assumption and began applying a rate of four percent per stock option grant in the calculation of such expense.

As of December 31, 2010, we had total remaining unrecognized compensation cost related to unvested stock options of $5.4 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.8 years.

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

The following table shows our employee restricted award activity for the three years ended December 31, 2010:

	Number of awards	Weighted- Average Grant Date Fair Value
	Number of Awards in Thousands
Nonvested at December 31, 2007	454	$32.07

Granted	102	$58.05
Vested	(122)	$24.10
Forfeited	(5)	$38.07

Nonvested at December 31, 2008	429	$40.40

Granted	90	$44.52
Vested	(131)	$30.65
Forfeited	(8)	$14.51

Nonvested at December 31, 2009	380	$44.70

Granted	208	$61.57
Vested	(131)	$40.02
Forfeited	(1)	$52.78

Nonvested at December 31, 2010	456	$53.71

We recognized $9.4 million ($5.8 million after-tax), $6.3 million ($3.9 million after-tax) and $5.9 million ($3.7 million after-tax) in compensation expense related to restricted awards for the years ended December 31, 2010, 2009 and 2008, respectively. We applied a forfeiture rate assumption of one percent of outstanding grants in the calculation of such expense for the years prior to 2010. For grants beginning in 2010, we adjusted our forfeiture rate assumption and began applying a rate of two percent of outstanding grants in the calculation of such expense. As of December 31, 2010, we had total remaining unrecognized compensation cost related to unvested restricted awards of $10.9 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.9 years.

NOTE 15: EQUITY

The following is a summary of our capital stock activity over the past three years:

	92,992	92,992
	Common Stock	Treasury Stock
	(Number of Shares in Thousands)
December 31, 2007	92,992	17,862
Stock options and awards	—	(920)
Repurchases of common stock, net	—	3,540

December 31, 2008	92,992	20,482
Stock options and awards	—	(733)
Repurchases of common stock, net	—	724

December 31, 2009	92,992	20,473
Stock options and awards	—	(884)
Repurchases of common stock, net	—	1,917

December 31, 2010	92,992	21,506

At December 31, 2010, 5.7 million shares of FMC common stock were reserved for stock options and awards.

Accumulated other comprehensive gain (loss) consisted of the following:

	92,992	92,992
	December 31,
	2010	2009
	(in Millions)
Deferred (loss) gain on derivative contracts	$(3.5)	$(0.1)
Pension and other postretirement liability adjustment	(293.3)	(289.8)
Foreign currency translation adjustments	(14.9)	10.7

Accumulated other comprehensive gain (loss)	$(311.7)	$(279.2)

On January 20, 2011, we paid dividends aggregating $9.0 million to our shareholders of record as of December 31, 2010. This amount is included in “Accrued and other liabilities” on the consolidated balance sheets as of December 31, 2010. For the years ended December 31, 2010, 2009 and 2008, we paid $36.4 million, $36.3 million and $34.4 million in dividends, respectively.

On October 24, 2008, the Board of Directors authorized the repurchase of up to $250 million of our common stock. At December 31, 2010, $54.8 million remained unused of the 2008 authorization. On February 18, 2011, the Board authorized the repurchase of up to an additional $250 million of our common stock for a total of $304.8 million. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the twelve months ended December 31, 2010, we repurchased 1,874,519 shares under the publicly announced repurchase program for $135.0 million. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

NOTE 16: EARNINGS PER SHARE

Earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the years ended December 31, 2010 and 2008, there were no potential common shares excluded from Diluted EPS. For the year ended December 31, 2009 there were 278,173 potential common shares excluded from Diluted EPS.

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

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

	Year Ended December 31,
	2010	2009	2008
	(in Millions Except Share and Per Share Data)
Earnings attributable to FMC stockholders:
Income from continuing operations attributable to FMC stockholders	$206.1	$246.7	$329.5
Discontinued operations, net of income taxes	(33.6)	(18.2)	(24.9)

Net income	$172.5	$228.5	$304.6
Less: Distributed and undistributed earnings allocable to restricted award holders	(1.0)	(1.1)	(1.5)

Net income allocable to common stockholders	$171.5	$227.4	$303.1

Basic earnings per common share attributable to FMC stockholders
Continuing operations	$2.84	$3.40	$4.44
Discontinued operations	(0.46)	(0.25)	(0.34)

Net income	$2.38	$3.15	$4.10

Diluted earnings per common share attributable to FMC stockholders
Continuing operations	$2.82	$3.37	$4.35
Discontinued operations	(0.46)	(0.25)	(0.33)

Net income	$2.36	$3.12	$4.02

Weighted average number of shares of common stock outstanding-Basic	72,210	72,163	74,006
Weighted average additional shares assuming conversion of potential common shares	870	1,138	1,790

Shares—diluted basis	73,080	73,301	75,796

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

The estimated fair value of the financial instruments in the above chart has been determined using available market information and appropriate valuation methods. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the below tables under the “Accounting for Derivative Instruments and Hedging Activities” section. The estimated fair value of debt is $648.8 million and $638.4 million and the carrying amount is $637.9 million and $643.9 million as of December 31, 2010 and 2009, respectively.

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

Hedge ineffectiveness related to our outstanding foreign currency exchange cash flow hedges recorded to earnings during the years ended December 31, 2010 and 2009 was a gain (loss) of $0.3 million and $(0.1) million, respectively. There was no such activity in 2008.

We hold certain forward contracts that have not been designated as hedging instruments. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments, and changes in the fair value of these items are recorded in earnings. The net pre-tax gains (losses) recorded in earnings for contracts not designated as hedging instruments in 2010, 2009 and 2008 were $(3.0) million, $(36.9) million and $18.5 million, respectively.

Commodity Price Risk

We are exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and entering into fixed-price contracts for the purchase of coal and fuel oil.

There was no hedge ineffectiveness, related to our outstanding commodity cash flow hedges for the year ended December 31, 2010. Hedge ineffectiveness, related to our outstanding commodity cash flow hedges recorded to earnings for the years ended December 31, 2009 and 2008 were losses of $(0.6) million and $(0.2) million, respectively. The net pre-tax (loss) recorded in earnings for commodity contracts not designated as hedging instruments in 2010, 2009 and 2008 was $(0.8)million, $(0.2) million and $(0.5) million, respectively.

In the second quarter of 2010, our Agricultural Products segment began entering into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of December 31, 2010, we had no such contracts in place.

Interest Rate Risk

We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements to achieve a targeted mix of fixed and variable-rate debt. In the agreements, we exchange, at specified intervals, the difference between fixed and variable-interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2010 and 2009, we have no such swap agreements in place.

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

As of December 31, 2010, we had open foreign currency forward contracts in AOCI in a net gain position of $0.4 million, before-tax, designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 2011. The net gain from the foreign currency hedges included in AOCI at December 31, 2010, was $0.2 million after-tax. At December 31, 2010, the Company had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $625.0 million.

As of December 31, 2010, we had current open commodity contracts in AOCI in a net loss position of $5.9 million, before-tax, designated as cash flow hedges of underlying forecasted purchases, primarily natural gas. Current open commodity contracts hedge forecasted transactions until December 2011. The net loss from the open commodity contracts included in AOCI at December 31, 2010, was $3.7 million after-tax. At December 31, 2010, we had 6.3 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.

Of the $3.5 million of net losses after-tax, representing both, open foreign currency exchange contracts and open commodity contracts, $3.5 million of net losses would be realized in earnings during the twelve months ending December 31, 2011, if spot rates in the future are consistent with forward rates as of December 31, 2010. Immaterial amounts of net gains would be realized at various times, subsequent to December 31, 2011. The actual effect on earnings will be dependent on actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the consolidated statements of income.

Derivatives Not Designated As Hedging Instruments

We hold certain forward contracts that have not been designated as cash flow hedging instruments for accounting purposes. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as cash flow hedging instruments, and changes in the fair value of these items are recorded in earnings. We hold call options that are effective as economic hedges of a portion of our natural gas exposure and the change in fair value of this instrument is also recorded in earnings. We periodically hold soybean barter contracts which qualify as derivatives and we have entered into offsetting commodity contracts to hedge our exposure. Both the change in fair value of the soybean barter contracts and the offsetting commodity contracts are recorded in earnings.

We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $343.0 million at December 31, 2010. We hold a natural gas option instrument with a notional amount of approximately 1.5 million mmBTUs at December 31, 2010.

The following table provides the fair value and balance sheet presentation of our derivative instruments as of December 31, 2010 and 2009.

(in Millions)
		December 31, 2010	December 31, 2009
	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid and other current assets	$0.7	$—
Commodity contracts	Prepaid and other current assets	—	4.4

Total Derivative Assets		0.7	4.4
Foreign exchange contracts	Accrued and other liabilities	(0.5)	(1.3)
Commodity contracts	Accrued and other liabilities	(6.0)	(3.2)

Total Derivative Liabilities		(6.5)	(4.5)

Net Derivative Assets/(Liabilities)		$(5.8)	$(0.1)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Prepaid and other current assets	$0.4	$0.5
Commodity contracts	Prepaid and other current assets	0.2	0.5

Total Derivative Assets		0.6	1.0
Foreign exchange contracts	Accrued and other liabilities	(1.6)	(0.6)
Commodity contracts	Accrued and other liabilities	—	—

Total Derivative Liabilities		(1.6)	(0.6)

Net Derivative Assets/(Liabilities)		$(1.0)	$0.4

The information included in the above chart is also presented in our fair value table included below.

The following tables provide the impact of derivative instruments and related hedged items on the consolidated statements of income for the years ended December 31, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships

(in Millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2009
Foreign exchange contracts	$1.0	$15.7	$2.0	$(8.3)	$0.3	$(0.1)
Commodity contracts	(4.3)	15.7	(5.8)	(30.5)	—	(0.6)

Total	$(3.3)	$31.4	$(3.8)	$(38.8)	$0.3	$(0.7)

(a)	Amounts are included in “Cost of sales and services” on the consolidated statements of income.

Derivatives Not Designated as Hedging Instruments

(in Millions)	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Year Ended December 31, 2010	Year Ended December 31, 2009
Foreign Exchange contracts	Cost of Sales and Services	$(3.0)	$(36.9)
Commodity contracts	Cost of Sales and Services	(0.8)	(0.2)

Total		$(3.8)	$(37.1)

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

The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in our consolidated balance sheets as of December 31, 2010 and 2009.

(in Millions)	12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
Common Stock (1)	$0.1	$0.1	$—	$—
Derivatives – Energy (2)	0.2	—	0.2	—
Derivatives – Foreign Exchange (2)	1.1	—	1.1	—
Other (3)	22.1	22.1	—	—

Total Assets	$23.5	$22.2	$1.3	$—

Liabilities
Derivatives – Energy (4)	$6.0	$—	$6.0	$—
Derivatives – Foreign Exchange (4)	2.1	—	2.1	—
Other (5)	32.2	32.2	—	—

Total Liabilities	$40.3	$32.2	$8.1	$—

(in Millions)	12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
Common Stock (1)	$0.1	$0.1	$—	$—
Derivatives – Energy (2)	4.9	—	4.9	—
Derivatives – Foreign Exchange (2)	0.5	—	0.5	—
Other (3)	21.9	21.9	—	—

Total Assets	$27.4	$22.0	$5.4	$—

Liabilities
Derivatives – Energy (4)	$3.2	$—	$3.2	$—
Derivatives – Foreign Exchange (4)	1.9	—	1.9	—
Other (5)	31.2	31.2	—	—

Total Liabilities	$36.3	$31.2	$5.1	$—

(1)	Amounts included in “Investments” in the consolidated balance sheets.
(2)	Amounts included in “Prepaid and other current assets” in the consolidated balance sheets
(3)	Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the consolidated balance sheets.
(4)	Amounts included in “Accrued and other liabilities” in the consolidated balance sheets.
(5)	Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the consolidated balance sheets.

The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2010 and 2009.

(in Millions)	Year Ended 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2010)
Assets
Long-lived assets to be abandoned (1)	$6.0	$—	$—	$6.0	$(71.6)

Total Assets	$6.0	$—	$—	$6.0	$(71.6)

Liabilities
Asset retirement obligations (2)	$28.8	$—	$—	$28.8	$—
Liabilities associated with exit activities (3)	46.0	—	46.0	—	(46.0)

Total Liabilities	$74.8	$—	$46.0	$28.8	$(46.0)

(1)	We recorded charges of $69.4 million related to Huelva facility shutdown and $2.2 million for the write-off of certain other assets in our Industrial Chemicals segment during the year ended December 31, 2010. We recorded charges to write down the value of these long-lived assets to their salvage value of $6.0 million. The majority of the long-lived assets have a fair value of zero as they have no future use and are anticipated to be demolished. The loss noted in the above table represents the accelerated depreciation of these assets recorded during the period. See Note 7 for additional details of the charges incurred for the twelve months ended December 31, 2010.
(2)	In connection with the Huelva facility shutdown during the twelve months ended December 31, 2010 we accelerated the estimated settlement date associated with the asset retirement obligations at this facility and as a result recorded an increase to the obligation in the amount of $28.8 million. We estimated the fair value of the asset retirement obligations based on engineering estimates provided by experienced engineers who have dealt with the retirement of and disposal of contaminated equipment, instruments and hazardous chemicals. The associated asset retirement obligations are capitalized as part of the carrying amount of related long-lived assets and this capitalized cost is depreciated on an accelerated basis over the remaining phase-out period of the expected facility operation.
(3)	In connection with the Alginates restructuring discussed in Note 7, we recorded liabilities in the amount of $5.0 million during the year ended December 31, 2010, related to the accrual of costs associated with leased properties which we have ceased using. Also, in connection with the Huelva facility shutdown noted above, we recorded liabilities in the amount of $41.0 million mainly related to severance costs and contract termination fees.

(in Millions)	Year Ended 12/31/2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2009)
Assets
Long-lived assets to be abandoned (1)	$—	$—	$—	$—	$(32.2)
Assets acquired through acquisitions (2)	33.9	—	1.5	32.4	—

Total Assets	$33.9	$—	$1.5	$32.4	$(32.2)

Liabilities
Asset retirement obligations (3)	$12.2	$—	$—	$12.2	$—
Liabilities associated with acquisitions (2)	1.0			1.0
Liabilities associated with exit activities (4)	24.5	—	24.5	—	(18.1)

Total Liabilities	$37.7	$—	$24.5	$13.2	$(18.1)

(1)	We initiated multiple facility phase-outs during the twelve months ended December 31, 2009 - primarily the Barcelona facility, the Santa Clara facility, and the Bayport and Bromborough Lithium facilities. In connection with the phase-outs, we recorded charges to write down the value of the related long-lived assets to be abandoned to their fair value of zero as the long-lived assets have no future use and are anticipated to be demolished. The loss noted in the above table represents the accelerated depreciation of these assets recorded during the period. See Note 7 for additional details of the charges incurred during the twelve months ended December 31, 2009.
(2)	As part of the acquisitions in our Agricultural Products segment as discussed in Note 3, we are required to recognize the assets acquired, liabilities assumed and contingent consideration at their fair values on the acquisition date. The level 3 assets identified above represent various acquired intangible assets that were valued using various forms of the income valuation approach. The valuation inputs included an estimate of future cash flows and discount rates based on the internal rate of return and the weighted average rate of return. The level 3 liabilities identified above represent the fair value of contingent consideration incurred as part of the acquisition.
(3)	In connection with the facility phase-outs during the twelve months ended December 31, 2009 - primarily the Barcelona facility, the Santa Clara facility and the Bayport and Bromborough Lithium facilities - we accelerated the estimated settlement dates associated with the asset retirement obligations at these facilities and as a result recorded an increase to these obligations in the amount of $12.2 million. We estimated the fair value of the asset retirement obligations based on engineering estimates provided by experienced engineers who have dealt with the retirement of and disposal of contaminated equipment, instruments and hazardous chemicals. The associated asset retirement obligations are capitalized as part of the carrying amount of related long-lived assets and this capitalized cost is depreciated on an accelerated basis over the remaining phase-out period of the expected facility operation.
(4)	In connection with the facility phase-outs noted above, we recorded liabilities in the amount of $24.5 million related to severance costs and contract termination fees.

NOTE 18: COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

We lease office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Leases of real estate generally provide for our payment of property taxes, insurance and repairs. Capital leases are not significant. Rent expense under operating leases amounted to $18.8 million, $18.9 million and $15.8 million in 2010, 2009 and 2008, respectively. Rent expense is net of credits (received for the use of leased transportation assets) of $21.9 million, $19.8 million and $24.3 million in 2010, 2009 and 2008, respectively.

Minimum future rentals under noncancelable leases are estimated to be payable as follows: $25.7 million in 2011, $22.6 million in 2012, $21.9 million in 2013, $19.5 million in 2014, $21.8 million in 2015 and $27.0 million thereafter. Minimum future rentals for transportation assets included above aggregated approximately $95.6 million, against which we expect to continue to receive credits to substantially defray our rental expense.

Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials and energy total approximately $95.8 million. Since the majority of our minimum obligations under these contracts are over the life of the contract as opposed to a year-by-year basis, we are unable to determine the periods in which these obligations could be payable under these contracts. However, we intend to fulfill the obligations associated with these contracts through our purchases associated with the normal course of business.

The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees:

December 31, 2010
(in Millions)
Guarantees:
– Guarantees of vendor financing	$24.1
– Foreign equity method investment and other debt guarantees	6.2

Total	$30.3

Other Commitments

We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $24.1 million and $49.5 million at December 31, 2010 and 2009, respectively, and are recorded on the consolidated balance sheets for each date as “Guarantees of vendor financing”. The higher level of guarantees at December 31, 2009 compared with December 31, 2010 arose from a greater borrowing need of our Brazilian sugar cane customers in 2009.

We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. As of December 31, 2010, these guarantees had maximum potential payments of $6.2 million, compared to $5.8 million at December 31, 2009.

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

Contingencies

On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the European Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of “Restructuring and other charges (income)”. Both we and Foret have appealed the decision of the European Commission. The Foret appeal was argued before the Court of First Instance on March 4, 2010, but no decision has been rendered. The FMC appeal was argued in May of 2010. During the appeal process, interest accrues on the fine, which as of December 31, 2010, was at a rate of 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At December 31, 2010, the amount of the letter of credit was €30.5 million (U.S. $41.2 million).

In February 2005, putative direct and indirect purchaser class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Related cases were also filed in various state courts. In January 2009, FMC reached an agreement to settle with the direct purchaser class for $10 million, with a pro rata credit for opt outs. The $10 million figure was included as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. Ten companies (predominantly paper producers) opted out of this class settlement. FMC settled with two of the ten companies for an amount within the opt out credit described above. The remaining eight opt outs filed suit against FMC and, in some cases, Foret. These cases were assigned to the same judge as the class action. FMC’s motion to dismiss the opt out claims to the extent they were based on foreign purchases was granted on April 1, 2010. FMC has settled the remaining claims of these eight opt outs for an aggregate of $1.7 million which is net of a $0.3 million opt out credit. Another individual opt out case was dismissed following the bankrupt opt out’s decision to participate in the class settlement. FMC settled the indirect purchaser class claims for $0.25 million. The settlement has been finally approved by the Court, and all remaining state court cases have been dismissed with prejudice. We recorded the $2.0 million as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2010. As a result, all U.S. litigation against FMC regarding alleged price fixing in the hydrogen peroxide industry is now concluded. We still face putative class actions against FMC and five other major hydrogen peroxide producers in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. Four of the defendants have settled these claims for a total of approximately $20.5 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide. FMC moved for leave to appeal the class certification decision, which was denied in June 2010. The Company intends to defend these cases. Since the proceedings are in the preliminary stages with respect to the merits, we believe an exposure of loss cannot be reasonably estimated.

Like hundreds of other industrial companies, we have been named as one of many defendants in asbestos-related personal injury litigation. Most of these cases allege personal injury or death resulting from exposure to asbestos in premises of FMC or to asbestos-containing components installed in machinery or equipment manufactured or sold by discontinued operations. We intend to continue managing these cases in accordance with our historical experience. We have established a reserve for this litigation within our discontinued operations and believe that any exposure of a loss in excess of the established reserve cannot be reasonably estimated.

In late June 2004, we were served in a lawsuit captioned “Lewis et al v. FMC Corporation”, which was filed in United States District Court for the Western District of New York. The suit was brought by thirteen residents of Middleport, New York who allege that we violated certain state and federal environmental laws and seeks injunctive relief and monetary damages for personal injuries and property damage in connection with such alleged violations. A motion for summary was filed by the Company in 2007 and is expected to be decided in 2011. We believe this suit is without merit, and therefore have not established a reserve for it.

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

NOTE 19: BUSINESS SEGMENT AND GEOGRAPHIC DATA

	Year Ended December 31,
	2010	2009	2008
	(in Millions)
Revenue
Agricultural Products	$1,241.8	$1,051.6	$1,058.7
Specialty Chemicals	824.5	753.1	764.5
Industrial Chemicals	1,054.8	1,026.7	1,296.9
Eliminations	(4.8)	(5.2)	(4.8)

Total	$3,116.3	$2,826.2	$3,115.3

Income from continuing operations before income taxes
Agricultural Products	309.5	289.0	245.2
Specialty Chemicals	185.0	159.6	152.0
Industrial Chemicals	122.9	89.7	201.4
Eliminations	0.2	(0.1)	(0.1)

Segment operating profit (1)	617.6	538.2	598.5
Corporate	(63.0)	(44.1)	(49.8)
Other income (expense), net	(18.0)	(27.5)	(8.6)

Operating profit before the items listed below	536.6	466.6	540.1
Interest expense, net	(39.3)	(27.0)	(31.9)
Restructuring and other income (charges) (2)	(151.9)	(132.8)	(49.6)
Impairment of Perorsa joint venture (3)	—	—	(1.4)
Purchase accounting inventory fair value impact and other related inventory adjustments (4)	—	(7.1)	(2.3)
Pension settlement charge (5)	(7.3)	—	—
Provision for income taxes	(132.0)	(53.0)	(125.4)
Discontinued operations, net of income taxes	(33.6)	(18.2)	(24.9)

Net income attributable to FMC stockholders	$172.5	$228.5	$304.6

Business segment results are presented net of noncontrolling interests, reflecting only FMC’s share of earnings. The corporate line primarily includes staff expenses, while other income and expense, net consists of all other corporate items, including LIFO inventory adjustments and pension income or expense.

(1)	Results for all segments are net of noncontrolling interests in 2010, 2009 and 2008 of $12.4 million, $10.3 million and $17.0 million, respectively, the majority of which pertain to our Industrial Chemicals segment.
(2)	See Note 7. Amounts in 2010 related to Agricultural Products ($7.3 million), Specialty Chemicals ($6.7 million), Industrial Chemicals ($124.6 million) and Corporate ($13.3 million). Amounts in 2009 related to Agricultural Products ($6.1 million), Specialty Chemicals ($31.0 million), Industrial Chemicals ($71.8 million) and Corporate ($23.9 million). Amounts in 2008 related to Agricultural Products ($43.9 million), Specialty Chemicals ($4.4 million), Industrial Chemicals ($14.2 million) and Corporate ($12.9 million-gain).
(3)	A $1.4 million charge related to the impairment of our Perorsa joint venture. On the consolidated statements of income this charge is included in “Equity in (earnings) loss of affiliates” for the year ended December 31, 2008.
(4)	Charges related to amortization of the inventory fair value step-up resulting from the application of purchase accounting associated with the third quarter 2008 acquisition in our Specialty Chemicals segment and the first quarter 2009 acquisition in our Agricultural Products segment. In 2009, we also recorded inventory adjustments related to the third quarter 2008 acquisition in our Specialty Chemicals segment and subsequent alginates business restructuring. On the consolidated statements of income, these charges are included in “Costs of sales and services” for the years ended December 31, 2009 and 2008. No such event occurred for the year ended December 31, 2010.
(5)	Amounts represent a settlement charge associated with the acceleration of previously deferred pension actuarial losses. The acceleration was triggered by a lump-sum payout to our former Chairman and CEO. On the consolidated statements of income, these charges are included in “Selling, general and administrative expenses” for the year ended December 31, 2010.

	December 31,
	2010	2009	2008
	(in Millions)
Operating capital employed (1)
Agricultural Products	$751.3	$729.7	$570.7
Specialty Chemicals	806.2	821.5	783.9
Industrial Chemicals	488.8	559.9	593.4
Elimination	(0.2)	(0.4)	(0.4)

Total operating capital employed	2,046.1	2,110.7	1,947.6
Segment liabilities included in total operating capital employed	717.9	587.9	613.7
Corporate items	555.9	437.6	432.6

Total assets	$3,319.9	$3,136.2	$2,993.9

Segment assets (2)
Agricultural Products	$1,090.9	$956.2	$764.0
Specialty Chemicals	892.5	910.0	867.7
Industrial Chemicals	780.8	832.8	930.0
Elimination	(0.2)	(0.4)	(0.4)

Total segment assets	2,764.0	2,698.6	2,561.3
Corporate items	555.9	437.6	432.6

Total assets	$3,319.9	$3,136.2	$2,993.9

(1)	We view operating capital employed, which consists of assets, net of liabilities, reported by our operations and excluding corporate items such as cash equivalents, debt, pension liabilities, income taxes and LIFO reserves, as our primary measure of segment capital.
(2)	Segment assets are assets recorded and reported by the segments and are equal to segment operating capital employed plus segment liabilities. See Note 1.

	Year Ended December 31,
	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
	2010	2009	2008	2010	2009	2008	2010	2009	2008
	(in Millions)
Agricultural Products	$12.9	$28.6	$16.8	$21.7	$17.3	$12.4	$80.9	$73.1	$70.6
Specialty Chemicals	51.9	65.5	45.8	32.6	33.5	32.9	13.4	12.9	14.9
Industrial Chemicals	68.4	65.8	105.6	73.3	70.7	67.6	6.2	6.8	8.3
Corporate	9.1	1.3	6.6	6.0	5.7	11.3	—	—	—

Total	$142.3	$161.2	$174.8	$133.6	$127.2	$124.2	$100.5	$92.8	$93.8

Geographic Segment Information

	Year Ended December 31,
	2010	2009	2008
	(in Millions)
Revenue (by location of customer):
North America (1)	$1,148.2	$1,044.9	$1,064.6
Europe/Middle East/Africa	677.6	716.4	887.0
Latin America (1)	821.8	697.8	741.7
Asia Pacific	468.7	367.1	422.0

Total	$3,116.3	$2,826.2	$3,115.3

(1)	In 2010, countries with sales in excess of 10 percent of consolidated revenue consisted of the U.S. and Brazil. Sales for the U.S. and Brazil totaled $1,078.9 million and $564.7 million; respectively for the year ended December 31, 2010. For the years ended December 31, 2009 and 2008, U.S. sales totaled $984.3 million and $996.2 million and Brazil sales totaled $470.8 million and $478.1 million respectively.

	December 31,
	2010	2009
	(in Millions)
Long-lived assets (1):
North America (2)	$768.7	$760.7
Europe/Middle East/Africa (2)	463.2	543.1
Latin America	49.5	36.1
Asia Pacific	77.6	67.9

Total	$1,359.0	$1,407.8

(1)	Geographic segment long-lived assets exclude long-term deferred income taxes on the consolidated balance sheets.
(2)	The countries with long-lived assets in excess of 10 percent of consolidated long-lived assets at December 31, 2010 and 2009 are the U.S. and Norway. Long lived assets in the U.S. totaled $735.7 million and $734.5 million as of December 31, 2010 and 2009, respectively. Norway long-lived assets totaled $223.3 million and $237.1 million as of December 31, 2010 and 2009, respectively. Norway assets included goodwill of $161.2 million and $175.8 million as of December 31, 2010 and 2009, respectively.

NOTE 20: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2010				2009
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
	(in Millions, Except Share and Per Share Data)
Revenue	$756.5	$776.8	$772.5	$810.5	$690.5	$700.3	$713.3	$722.1
Gross Profit	267.0	264.6	254.7	264.4	236.6	223.0	203.3	219.7
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, net interest income and expense and income taxes	135.9	131.4	127.1	(7.3)	114.0	97.2	68.0	55.5
Income (loss) from continuing operations (1)	86.1	88.2	86.2	(42.0)	75.3	76.9	35.5	69.3
Discontinued operations, net of income taxes	(5.7)	(19.3)	(0.3)	(8.3)	(4.4)	(5.2)	(6.1)	(2.5)

Net income (loss)	80.4	68.9	85.9	(50.3)	70.9	71.7	29.4	66.8
Less: Net income attributable to noncontrolling interests	3.0	3.2	3.0	3.2	1.8	2.4	1.4	4.7

Net income (loss) attributable to FMC stockholders	$77.4	$65.7	$82.9	$(53.5)	$69.1	$69.3	$28.0	$62.1

Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$83.1	$85.0	$83.2	$(45.2)	$73.5	$74.5	$34.1	$64.6
Discontinued operations, net of income taxes	(5.7)	(19.3)	(0.3)	(8.3)	(4.4)	(5.2)	(6.1)	(2.5)

Net income (loss)	$77.4	$65.7	$82.9	$(53.5)	$69.1	$69.3	$28.0	$62.1

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.14	$1.17	$1.14	$(0.63)	$1.01	$1.02	$0.47	$0.89
Discontinued operations	(0.08)	(0.27)	(0.00)	(0.11)	(0.06)	(0.07)	(0.08)	(0.03)

Basic net income (loss) per common share (2)	$1.06	$0.90	$1.14	$(0.74)	$0.95	$0.95	$0.39	$0.86

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.14	$1.16	$1.14	$(0.63)	$1.00	$1.01	$0.46	$0.88
Discontinued operations	(0.08)	(0.26)	(0.01)	(0.11)	(0.06)	(0.07)	(0.08)	(0.03)

Diluted net income (loss) per common share (2)	$1.06	$0.90	$1.13	$(0.74)	$0.94	$0.94	$0.38	$0.85

Weighted average shares outstanding:
Basic	72.3	72.5	72.3	71.8	72.3	72.2	72.1	72.1
Diluted	73.3	73.4	73.1	71.8	73.4	73.4	73.1	73.2

1.	In the fourth quarter of 2010, our results were unfavorably impacted by $116.2 million ($80.7 million after-tax) of restructuring and other charges (income) and a $39.2 million valuation allowance recorded against deferred tax assets in Spain, which arose principally from the Huelva shutdown. In the fourth quarter of 2009, our results were unfavorably impacted by $47.9 million ($30.6 million after-tax) of restructuring and other charges (income) (See Note 7).
2.	The sum of quarterly earnings per common share may differ from the full-year amount.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

FMC Corporation:

We have audited the accompanying consolidated balance sheets of FMC Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FMC Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 22, 2011

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.

Based on this assessment, we determined that, as of December 31, 2010, FMC has effective internal control over financial reporting.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2010, which appears on page 103.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

FMC Corporation:

We have audited FMC Corporation’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FMC Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report titled “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, FMC Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in equity, cash flows and comprehensive income for each of the years in the three-year period ended December 31, 2010, and our report dated February 22, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 22, 2011

FMC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR YEARS ENDED DECEMBER 31, 2010, 2009 and 2008

Description	Balance, Beginning of Year	Provision /(benefit)	Write- offs (1)	Balance, End of Year
	(in Millions)
December 31, 2010
Reserve for doubtful accounts	$18.2	$4.3	$(0.8)	$21.7

Deferred tax valuation allowance	$37.1	$39.2	$—	$76.3

December 31, 2009
Reserve for doubtful accounts	$16.3	$5.8	$(3.9)	$18.2

Deferred tax valuation allowance	$55.3	$(18.2)	$—	$37.1

December 31, 2008
Reserve for doubtful accounts	$18.0	$3.1	$(4.8)	$16.3

Deferred tax valuation allowance	$65.1	$(9.8)	$—	$55.3

1)	Write-offs are net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’S rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2010, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Reporting Requirements Regarding Coal or Other Mine Safety

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. Section 1503 of the Dodd- Frank Act contains new reporting requirements regarding coal or other mine safety. The

Company operates a mine in conjunction with its Green River, Wyoming facility, which is subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”), and is therefore subject to these reporting requirements. Presented in the table below is information regarding certain mining safety and health citations which MSHA has issued with respect to our operation as required by the Dodd-Frank Act. In evaluating this information, consideration should be given to the fact that citations and orders can be contested and appealed, and in that process, may be reduced in severity, penalty amount or sometimes dismissed (vacated) altogether.

The letters used as column headings in the table below correspond to the explanations provided underneath the table as to the information set forth in each column with respect to the numbers of violations, orders, citations or dollar amounts, as the case may be, during calendar year 2010 unless otherwise indicated.

(1)	For each coal or other mine, of which the issuer or a subsidiary of the issuer is an operator:

	(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)
Operation Name	Section 104	Section 104(b)	Section 104(d)	Section 110(b)(2)	Section 107(a)	Proposed Assessments*	Fatalities	Pending Legal Action
Westvaco	23	1	0	0	0	$31,855	0	4

*	Assessments are generally delayed up to 60 days after the close of the inspection.

(A)	The total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety or health hazard under section 104 of the Mine Act for which the operator received a citation from MSHA.
(B)	The total number of orders issued under section 104(b) of the Mine Act.
(C)	The total number of citations and orders for unwarrantable failure of the operator to comply with mandatory health or safety standards under section 104(d) of the Mine Act.
(D)	The total number of flagrant violations under section 110(b)(2) of the Mine Act.
(E)	The total number of imminent danger orders issued under section 107(a) of the Mine Act.
(F)	The total dollar value of proposed assessments from the MSHA under the Mine Act.
(G)	The total number of mining related fatalities.
(H)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving such coal or other mines.

a. All cases listed are pending before the Office of Administrative Law Judges of the Federal Mine Safety and Health Review Commission on January 31, 2011.

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

Information concerning directors, appearing under the caption “III. Board of Directors” in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 26, 2011 (the “Proxy Statement”), information concerning executive officers, appearing under the caption “Item 4A. Executive Officers of the Registrant” in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance-Committees and Independence of Directors-Audit Committee” in the Proxy Statement, information concerning the Code of Ethics, appearing under the caption “IV. Information About the Board of Directors and Corporate Governance “—Corporate Governance-Code of Ethics and Business Conduct Policy” in the Proxy Statement, and information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption “VII. Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, is incorporated herein by reference in response to this Item 10.

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

Equity Compensation Plan Information

The table below sets forth information with respect to compensation plans under which equity securities of FMC are authorized for issuance as of December 31, 2010. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A) (2)	Weighted- average exercise price of outstanding options and restricted stock awards (B) (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans approved by stockholders	2,083,950	$23.39	3,574,692

(1)	Taking into account all outstanding stock options included in this table, the weighted-average exercise price of such stock options is $23.39 and the weighted-average term-to-expiration is 3.7 years.
(2)	Includes 1,586,503 stock options and 456,073 restricted stock awards granted to employees and 41,374 Restricted Stock Units (RSUs) held by directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed with this Report

1.	Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this
Form 10-K.

2.	The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years ended December 31, 2010, 2009 and 2008	104

The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.

3.	Exhibits: See attached Index of Exhibits

(b)	Exhibits

Exhibit No.	Exhibit Description

*3.1	Restated Certificate of Incorporation, as filed on June 23, 1998 (Exhibit 4.1 to FMC Corporation’s Form S-3 filed on July 21, 1998)

*3.2	Restated By-Laws of FMC Corporation as of February 20, 2009 (Exhibit 10.2 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

*4.1	Succession Agreement, dated as of August 6, 2002, among FMC Corporation, BNY Midwest Trust Company as Trustee, and Wachovia Bank, National Association as Successor Trustee (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 14, 2002)

*4.2	Indenture, dated as of November 15, 2009, by and between FMC Corporation and U.S. Bank National Association, as trustee (Exhibit 4.1 to the Current Report on Form 8-K filed on November 30, 2009).

*4.3	First Supplemental Indenture, dated as of November 30, 2009, by and between FMC Corporation and U.S. Bank National Association, as trustee (including the form of the Note) (Exhibit 4.2 to the Current Report on Form 8-K filed on November 30, 2009).

4(iii)(A)	FMC Corporation undertakes to furnish to the SEC upon request, a copy of any instrument defining the rights of holders of long-term debt of FMC Corporation and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed.

Exhibit No.	Exhibit Description

*10.1.a	Credit Agreement, dated as of August 28, 2007, among FMC Corporation and certain Foreign Subsidiaries, the Lenders and Issuing Banks Named Therein, Citibank, N.A., as Administrative Agent, Wachovia Bank, National Association, as Documentation Agent, Citigroup Global Markets, Inc., Banc of America Securities LLC and Wachovia Securities, Inc., as Joint Lead Arrangers and Co-Book Managers and Bank of America, N.A., as Syndication Agent (Exhibit 10.1 to FMC Corporation’s Current Report on Form 8-K filed on August 29, 2007)

*10.1.b	Amendment No. 1, dated as of February 20, 2008, to Credit Agreement, dated as of August 28, 2007, among FMC Corporation and certain Foreign Subsidiaries, the Lenders and Issuing Bank Named Therein, Citibank, N.A., as Administrative Agent, Citigroup Global Markets, Inc., Banc of America Securities, LLC and Wachovia Securities, Inc., as Joint Lead Arrangers and Co-Book Managers and Bank of America, N.A., as Syndication Agent. (Exhibit 10.1.b to FMC Corporation’s Annual Report on Form 10-K filed on February 25, 2008)

*10.2	Asset Purchase Agreement among FMC Corporation, Solutia Inc., Astaris LLC, Israel Chemicals Limited and ICL Performance Products Holding Inc., dated as of September 1, 2005 (Exhibit 10 to FMC Corporation’s Quarterly Report on Form 10-Q/A filed on November 8, 2005)

*10.3	Amended and Restated Credit Agreement, dated as of February 20, 2008, among FMC Finance, B.V., as borrower, FMC Corporation and FMC Chemicals Netherlands B.V., as guarantors, the Lenders party thereto, Citibank International plc, as agent for the Lenders, ABN Amro Bank, N.V., Banco Bilbao Vizcaya Agentaria S.A., National City Bank and Wachovia Bank, National Association, as mandated lead arrangers and Citigroup Global Markets Limited and Banc of America Securities, LLC, as mandated lead arrangers and bookrunners. (Exhibit 10.3.b to FMC Corporation’s Annual Report on Form 10-K filed on February 25, 2008)

*10.3a	Amendment No. 1 to Credit Agreement, dated as of August 13, 2010, among FMC Finance, B.V., as borrower, FMC Corporation and FMC Chemicals Netherlands, B.V., as guarantors, the lenders party thereto and Citibank International plc, as agent for the lenders (Exhibit 10.1 to FMC Corporation’s Current Report on Form 8-K filed on August 13, 2010)

†*10.4	FMC Corporation Compensation Plan for Non-Employee Directors As Amended and Restated Effective February 20, 2009 (Exhibit 10.4 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.4.a	Non-Employee Director Restricted Stock Unit Award Agreement (Exhibit 10.4.a to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.4.b	Non-Employee Director Restricted Stock Unit Award Agreement (Exhibit 10.4.b to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.5	FMC Corporation Salaried Employees’ Equivalent Retirement Plan, as amended and restated effective as of January 1, 2009 (Exhibit 10.5 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.6	FMC Corporation Salaried Employees’ Equivalent Retirement Plan Grantor Trust, as amended and restated effective as July 31, 2001 (Exhibit 10.6.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.7	FMC Corporation Non-Qualified Savings and Investment Plan, as adopted by the Company on December 17, 2008 (Exhibit 10.7 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.8	FMC Corporation Non-Qualified Savings and Investment Plan Trust, as amended and restated effective as of September 28, 2001 (Exhibit 10.7.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

Exhibit No.	Exhibit Description

†* 10.8.a	First Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of October 1, 2003 (Exhibit 10.15a to FMC Corporation’s Annual Report on Form 10-K filed on March 11, 2004)

†* 10.8.b	Second Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust, effective as of January 1, 2004 (Exhibit 10.12b to FMC Corporation’s Annual Report on Form 10-K filed on March 14, 2005)

†*10.8.c	Third Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of February 14, 2005 (Exhibit 10.8.c to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.8.d	Fourth Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of July 1, 2005 (Exhibit 10.8.d to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.8.e	Fifth Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of April 23, 2008 (Exhibit 10.8.e to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.9	FMC Corporation Incentive Compensation and Stock Plan as amended and restated through January 1, 2009 (Exhibit 10.9 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.9a	Employee Restricted Stock Unit Award Agreement (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on May 2, 2008)

†*10.9b	Form of Long-term Incentive Plan Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004)

†*10.9c	Form of Nonqualified Stock Option Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.2 to FMC Corporation’s Quarterly Report on Form 10-Q filed on March 31, 2006)

†*10.9d	Form of Key Manager Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.3 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004)

†*10.10	FMC Corporation Executive Severance Plan, as amended and restated effective as of January 1, 2009 (Exhibit 10.10 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.11	FMC Corporation Executive Severance Grantor Trust Agreement, dated July 31, 2001 (Exhibit 10.10.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.12	Executive Severance Agreement, entered into as of December 31, 2008, by and between FMC Corporation and William G. Walter (Exhibit 10.12 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.13	Executive Severance Agreement, entered into as of December 31, 2008, by and between FMC Corporation and W. Kim Foster, with attached schedule (Exhibit 10.13 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

Exhibit No.	Exhibit Description

†*10.14	Executive Severance Agreement, entered into as of December 31, 2008, by and between FMC Corporation and Graham R. Wood, with attached schedule (Exhibit 10.14 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

*10.15	Joint Venture Agreement between FMC Corporation and Solutia Inc., made as of April 29, 1999 (Exhibit 2.I to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.a	First Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of December 29, 1999 (Exhibit 2.II to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.b	Second Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of February 2, 2000 (Exhibit 2.III to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.c	Third Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of March 31, 2000 (Exhibit 2.IV to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.d	Fourth Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., dated November 4, 2005 (Exhibit 10 to FMC Corporation’s Current Report on Form 8-K filed on November 9, 2005)

*10.16	Separation and Distribution Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 2.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed on June 6, 2001)

*10.17	Tax Sharing Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 10.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed on June 6, 2001)

†*10.18	Letter Agreement dated October 23, 2009 between FMC Corporation and Pierre Brondeau (Exhibit 10.18 to FMC Corporation’s Annual Report on Form 10-K filed on February 22, 2010)

†*10.19	Transition Agreement between William G. Walter and FMC Corporation, dated June 1, 2010 (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on August 4, 2010)

†*10.20	Transition Agreement by and between Theodore Butz and FMC Corporation, dated December 22, 2010 (Exhibit 10.1 to FMC Corporation’s Current Report on Form 8-K filed on December 22, 2010)

12	Statement of Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

101	Interactive Data File

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FMC CORPORATION

(Registrant)

By:	/s/ W. KIM FOSTER
W. Kim Foster Executive Vice President and Chief Financial Officer

Date: February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ W. KIM FOSTER W. Kim Foster	Executive Vice President and Chief Financial Officer	February 22, 2011

/S/ GRAHAM R. WOOD Graham R. Wood	Vice President, Controller (Principal Accounting Officer)	February 22, 2011

/S/ PIERRE R. BRONDEAU Pierre R. Brondeau	President, Chief Executive Officer and Chairman of the Board	February 22, 2011

/S/ G. PETER D’ALOIA G. Peter D’Aloia	Director	February 22, 2011

/S/ PATRICIA A. BUFFLER Patricia A. Buffler	Director	February 22, 2011

/S/ C. SCOTT GREER C. Scott Greer	Director	February 22, 2011

/S/ DIRK A. KEMPTHORNE Dirk A. Kempthorne	Director	February 22, 2011

/S/ EDWARD J. MOONEY Edward J. Mooney	Director	February 22, 2011

/S/ PAUL J. NORRIS Paul J. Norris	Director	February 22, 2011

/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 22, 2011

/S/ ENRIQUE J. SOSA Enrique J. Sosa	Director	February 22, 2011

/S/ VINCENT R. VOLPE, JR. Vincent R. Volpe, Jr.	Director	February 22, 2011

INDEX OF EXHIBITS FILED WITH FORM 10-K OF FMC CORPORATION

FOR THE YEAR ENDED DECEMBER 31, 2010

Exhibit No.	Exhibit Description

12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

101	Interactive Data File