Form 10-Q
period 2011-03-31
FMC CORP
filed 2011-05-05
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______ to _______
Commission File Number 1-2376
__________________________________________________________________________
FMC CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________________________________

Delaware	94-0479804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1735 Market Street Philadelphia, Pennsylvania	19103
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 215-299-6000
__________________________________________________________________________
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at March 31, 2011
Common Stock, par value $0.10 per share	71,740,377

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in Millions, Except Per Share Data)	Three Months Ended March 31,
	2011	2010
	(unaudited)
Revenue	$795.0	$756.5
Costs and Expenses
Costs of sales and services	506.9	489.5
Selling, general and administrative expenses	105.9	90.9
Research and development expenses	22.7	23.5
Restructuring and other charges (income)	4.5	16.7
Total costs and expenses	640.0	620.6
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	155.0	135.9
Equity in (earnings) loss of affiliates	(0.9)	(0.9)
Interest expense, net	9.9	10.0
Income from continuing operations before income taxes	146.0	126.8
Provision for income taxes	40.6	40.7
Income from continuing operations	105.4	86.1
Discontinued operations, net of income taxes	(8.0)	(5.7)
Net income	97.4	80.4
Less: Net income attributable to noncontrolling interests	3.4	3.0
Net income attributable to FMC stockholders	$94.0	$77.4
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$102.0	$83.1
Discontinued operations, net of income taxes	(8.0)	(5.7)
Net income	$94.0	$77.4
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.42	$1.14
Discontinued operations	(0.11)	(0.08)
Net income	$1.31	$1.06
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.41	$1.14
Discontinued operations	(0.11)	(0.08)
Net income	$1.30	$1.06
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$86.0	$161.5
Trade receivables, net of allowance of $21.8 at March 31, 2011 and $21.7 at December 31, 2010	973.9	852.9
Inventories	379.6	347.8
Prepaid and other current assets	185.8	175.3
Deferred income taxes	92.2	108.7
Total current assets	1,717.5	1,646.2
Investments	23.8	22.4
Property, plant and equipment, net	938.8	918.5
Goodwill	206.4	194.4
Other assets	234.7	223.7
Deferred income taxes	295.0	314.7
Total assets	$3,416.2	$3,319.9
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$9.4	$18.5
Current portion of long-term debt	119.7	116.4
Accounts payable, trade and other	351.2	389.3
Accrued and other liabilities	199.9	223.0
Accrued payroll	37.3	66.3
Accrued customer rebates	147.2	100.9
Guarantees of vendor financing	20.8	24.1
Accrued pension and other postretirement benefits, current	9.4	9.5
Income taxes	11.4	15.4
Total current liabilities	906.3	963.4
Long-term debt, less current portion	533.9	503.0
Accrued pension and other postretirement benefits, long-term	287.9	307.5
Environmental liabilities, continuing and discontinued	209.1	209.9
Reserve for discontinued operations	40.6	38.6
Other long-term liabilities	121.0	108.3
Commitments and contingent liabilities (Note 17)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2011 or 2010	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2011 and 2010; 92,991,896 issued shares at March 31, 2011 and December 31, 2010, respectively	9.3	9.3
Capital in excess of par value of common stock	451.2	443.6
Retained earnings	1,936.3	1,853.0
Accumulated other comprehensive income (loss)	(277.7)	(311.7)
Treasury stock, common, at cost: 21,251,519 shares at March 31, 2011 and 21,506,052 shares at December 31, 2010	(857.4)	(862.7)
Total FMC stockholders’ equity	1,261.7	1,131.5
Noncontrolling interests	55.7	57.7
Total equity	1,317.4	1,189.2
Total liabilities and equity	$3,416.2	$3,319.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Three Months Ended March 31,
	2011	2010
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income	$97.4	$80.4
Discontinued operations	8.0	5.7
Income from continuing operations	$105.4	$86.1
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	30.4	33.9
Equity in (earnings) loss of affiliates	(0.9)	(0.9)
Restructuring and other charges (income)	4.5	16.7
Deferred income taxes	35.6	36.8
Pension and other postretirement benefits	9.7	7.7
Share-based compensation	5.3	4.2
Excess tax benefits from share-based compensation	(4.8)	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(113.9)	(148.3)
Guarantees of vendor financing	(3.3)	7.2
Inventories	(25.0)	(6.9)
Other current assets and other assets	(3.4)	(21.0)
Accounts payable	(44.4)	(14.0)
Accrued and other current liabilities and other liabilities	(11.8)	12.7
Accrued payroll	(29.1)	(15.1)
Accrued customer rebates	45.8	31.2
Income taxes	(2.8)	3.9
Accrued pension and other postretirement benefits, net	(20.5)	(14.1)
Environmental spending, continuing, net of recoveries	(2.1)	(1.9)
Restructuring and other spending	(25.4)	(19.6)
Cash provided (required) by operating activities	(50.7)	(1.4)
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(5.2)	(1.8)
Payments of other discontinued reserves	(3.7)	(4.5)
Cash provided (required) by operating activities of discontinued operations	(8.9)	(6.3)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Three Months Ended March 31,
	2011	2010
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(30.4)	$(31.0)
Proceeds from disposal of property, plant and equipment	0.2	1.2
Other investing activities	(2.3)	(0.7)
Cash provided (required) by investing activities	(32.5)	(30.5)
Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	40.0	58.9
Increase (decrease) in short-term debt	(9.5)	(0.2)
Repayments of long-term debt	(7.6)	(1.1)
Distributions to noncontrolling interests	(5.8)	(2.6)
Issuances of common stock, net	6.7	4.2
Excess tax benefits from share-based compensation	4.8	—
Dividends paid	(9.0)	(9.1)
Repurchases of common stock	(3.6)	(1.4)
Cash provided (required) by financing activities	16.0	48.7
Effect of exchange rate changes on cash and cash equivalents	0.6	(0.4)
Increase (decrease) in cash and cash equivalents	(75.5)	10.1
Cash and cash equivalents, beginning of period	161.5	76.6
Cash and cash equivalents, end of period	$86.0	$86.7
Supplemental disclosure of cash flow information: Cash paid for interest was $7.2 million and $7.2 million, and income taxes paid, net of refunds were $5.2 million and $2.8 million for the three months ended March 31, 2011 and 2010, respectively.
See Note 13 regarding quarterly cash dividend.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the three months ended March 31, 2011 and 2010, and our financial position as of March 31, 2011. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, and the related condensed consolidated statements of income for the three months ended March 31, 2011 and 2010, and condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.
Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010 (the “2010 10-K”).

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
Accounting guidance and regulatory items adopted in 2011
Multiple Deliverable Revenue Arrangements
In October 2009, the Financial Accounting Standards Board (“FASB”) amended its guidance regarding the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. We adopted this guidance on January 1, 2011. There was no impact to our financial statements upon adoption.

Note 3: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2011, are presented in the table below:

(in Millions)	Agricultural Products	Specialty Chemicals	Industrial Chemicals	Total
Balance, December 31, 2010	$2.8	$191.0	$0.6	$194.4
Foreign Currency Adjustments	—	12.0	—	12.0
Balance, March 31, 2011	$2.8	$203.0	$0.6	$206.4
Our indefinite life intangible assets totaled $2.4 million at March 31, 2011 and December 31, 2010. The indefinite life intangible assets consist of trade names in our Agricultural Products segment.
Our definite life intangible assets totaled $55.6 million and $51.6 million at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, these definite life intangibles were allocated among our business segments as follows: $36.4 million in Agricultural Products, $18.3 million in Specialty Chemicals and $0.9 million in Industrial Chemicals. Definite life intangible assets consist primarily of patents, customer relationships, access and registration rights, industry licenses, developed formulations and other intangibles and are included in “Other assets” in the condensed consolidated balance sheets. The increase in definite life intangible assets during the three months ended March 31, 2011 was primarily due to the purchase of certain intangible assets from a third party in our Agricultural Products segment and foreign currency translation. Amortization was not significant in the periods presented.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 4: Inventories
Inventories consisted of the following:

(in Millions)	March 31, 2011	December 31, 2010
Finished goods and work in process	$239.7	$225.6
Raw materials	139.9	122.2
Net inventory	$379.6	$347.8

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 5: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	March 31, 2011	December 31, 2010
Property, plant and equipment	$2,825.9	$2,777.2
Accumulated depreciation	1,887.1	1,858.7
Property, plant and equipment, net	$938.8	$918.5

Note 6: Asset Retirement Obligations
As of March 31, 2011, the balance of our asset retirement obligations was $31.6 million. This amount decreased $3.0 million from December 31, 2010, primarily due to payments against the reserve related to the Huelva facility. A more complete description of our asset retirement obligations can be found in Note 8 to our 2010 consolidated financial statements in our 2010 10-K.

Note 7: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Three Months Ended March 31,
(in Millions)	2011	2010
Restructuring Charges and Asset Disposals	$2.8	$13.4
Other Charges (Income), Net	1.7	3.3
Total Restructuring and Other Charges	$4.5	$16.7

RESTRUCTURING CHARGES AND ASSET DISPOSALS

(in Millions)	Severance and Employee Benefits (1)	Asset Disposal Charges (2)	Other Charges (Income) (3)	Total
Alginates Restructuring	$—	$1.2	$0.1	$1.3
Huelva Shutdown	—	—	0.7	0.7
Santa Clara Shutdown	—	0.4	—	0.4
Other Items	0.4	—	—	0.4
Three months ended March 31, 2011	$0.4	$1.6	$0.8	$2.8
Alginates Restructuring	—	—	4.6	4.6
Bayport Butyllithium Shutdown	—	—	(0.9)	(0.9)
Barcelona Facility Shutdown	—	8.5	0.1	8.6
Other Items	1.0	—	0.1	1.1
Three months ended March 31, 2010	$1.0	$8.5	$3.9	$13.4
____________________

(1)	Represent severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represent accelerated depreciation and impairment charges on plant and equipment, which were or are to be abandoned. Asset disposal charges also included the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, see Note 6.

(3)
Other Charges primarily represent costs associated with accrued lease payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs as well as recoveries associated with restructuring.

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
Bayport Butyllithium Shutdown
In March 2009, we made the decision to close our Bayport butyllithium facility located in Bayport, Texas. The Bayport butyllithium facility was part of our Lithium division. Our decision is consistent with our ongoing strategy to be globally competitive and focus on products consistent with market demands.
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
Barcelona Facility Shutdown
In June 2009, we made the decision to phase out operations of our Barcelona, Spain, facility, which was completed in 2010. The facility is part of Foret. High costs at the Barcelona facility coupled with reduced demand for product manufactured at that site had made it uneconomical for FMC to continue operations at the Barcelona facility.
Santa Clara Shutdown
In March 2009, we made the decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico. The decision to shut down the Santa Clara operations was made in an effort to maximize cost savings and improve efficiencies.
Other Items
In addition to the restructurings described above, we engaged in certain other restructuring activities during the three months ended March 31, 2011 and 2010, which resulted in severance and asset disposal costs. We expect these restructuring charges to improve our global competitiveness through improved cost efficiencies.
For the three months ended March 31, 2011, we recorded $0.4 million of charges, of which $0.2 million and $0.2 million were related to Specialty Chemicals and Industrial Chemicals, respectively. For the three months ended March 31, 2010, we recorded $1.1 million of charges related to Industrial Chemicals.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Rollforward of Restructuring Reserves
The following table shows a rollforward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations, which are discussed in Note 6.

(in Millions)	Balance at 12/31/10	Change in reserves (2)	Cash payments	Other (4)	Balance at 3/31/11 (3)
Alginates Restructuring	$4.3	$0.1	$(0.8)	$—	$3.6
Huelva Restructuring	40.0	0.8	(23.5)	1.2	18.5
Barcelona Facility Shutdown	1.5	—	(0.3)	0.1	1.3
Other Workforce Related and Facility Shutdowns (1)	1.0	0.3	(0.8)	0.2	0.7
Total	$46.8	$1.2	$(25.4)	$1.5	$24.1
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.

(2)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. The accelerated depreciation and impairment charges noted above impacted our property, plant and equipment balances and are not included in the above tables.

(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.

(4)	Primarily foreign currency translation adjustments.
OTHER CHARGES (INCOME), NET

	Three Months Ended March 31,
(in Millions)	2011	2010
Environmental Charges, Net at Operating Sites (see Note 10)	$1.1	$2.4
Other, net	0.6	0.9
Other Charges (Income), Net	$1.7	$3.3
Environmental Charges, Net at Operating Sites
During the three months ended March 31, 2011 and 2010 we recorded $1.1 million and $2.4 million of net charges, respectively, related to environmental remediation at continuing operating sites. See Note 10 for additional details.
Other, Net
Remaining other charges for 2011 and 2010 primarily represents the accrual of interest associated with the European Commission fine recorded during the year ended December 31, 2006.  See Note 17.

Note 8: Debt
Debt maturing within one year:
Debt maturing within one year consists of the following:

(in Millions)	March 31, 2011	December 31, 2010
Short-term debt	$9.4	$18.5
Current portion of long-term debt	119.7	116.4
Total debt maturing within one year	$129.1	$134.9
Short-term debt consisted of foreign credit lines at March 31, 2011 and December 31, 2010. We often provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Long-term debt:
Long-term debt consists of the following:

(in Millions)	March 31, 2011
	Interest Rate Percentage	Maturity Date	3/31/2011	12/31/2010
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.3-6.5%	2011-2035	$182.0	$182.0
Debentures (less unamortized discounts of $0.1 and $0.1, respectively)	7.8%	2011	45.5	45.5
Senior notes (less unamortized discount of $0.9 and $0.9, respectively)	5.2%	2019	299.1	299.1
European credit agreement	2.0%	2012	—	—
Domestic credit agreement	0.5%	2012	40.0	—
Foreign debt	0-14.0%	2013	87.0	92.8
Total long-term debt			653.6	619.4
Less: debt maturing within one year			119.7	116.4
Total long-term debt, less current portion			$533.9	$503.0
At March 31, 2011 and December 31, 2010, respectively, we had no revolving credit facility borrowings under the European Credit Agreement. Available funds under this facility were $309.9 million and $289.1 million at March 31, 2011 and December 31, 2010, respectively.
We had $40.0 million of borrowings under our Domestic Credit Agreement at March 31, 2011, compared to no borrowings at December 31, 2010. Letters of credit outstanding under the Domestic Credit Agreement totaled $129.0 million and $130.4 million at March 31, 2011 and December 31, 2010, respectively. Therefore, available funds under the Domestic Credit Agreement were $431.0 million and $469.6 million at March 31, 2011 and December 31, 2010, respectively.
Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended March 31, 2011, was 1.2 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended March 31, 2011, was 14.9 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at March 31, 2011.

Note 9: Discontinued Operations
Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued between 1976 and 2001. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended March 31,
	2011	2010
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax expense of zero and $0.1, respectively)	$—	$0.1
Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations (net of income tax benefit of $4.9 and $3.6, respectively)	(8.0)	(5.8)
Discontinued operations, net of income taxes	$(8.0)	$(5.7)
Three Months Ended March 31, 2011
During the first three months of 2011, we recorded a $12.9 million ($8.0 million after-tax) charge to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $7.3 million ($4.5 million after-tax) related primarily to a provision increase for environmental issues at our Middleport site as well as operating and maintenance activities. See a rollforward of our environmental reserves in Note 10. We also recorded increases to legal reserves and expenses in the amount of $5.6 million ($3.5 million after-tax) for the three months ended March 31, 2011.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2010
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

Note 10: Environmental Obligations
We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $245.9 million and $241.8 million, excluding recoveries, have been provided at March 31, 2011 and December 31, 2010, respectively.
At March 31, 2011 and December 31, 2010, expected recoveries were $71.6 million and $68.6 million, respectively, relating to existing contractual arrangements with U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” totaling $17.8 million and $16.9 million at March 31, 2011 and December 31, 2010 or as “Other assets” totaling $53.8 million and $51.7 million at March 31, 2011 and December 31, 2010 in the condensed consolidated balance sheets, respectively. Cash recoveries were $0.4 million in the first three months of 2011. Total cash recoveries recorded for the year ended December 31, 2010, were $14.6 million.
The long-term portion of environmental reserves, net of recoveries, totaling $209.1 million and $209.9 million at March 31, 2011 and December 31, 2010, respectively, is included in “Environmental liabilities, continuing and discontinued” on the condensed consolidated balance sheets. The short-term portion of continuing obligations is recorded as “Accrued and other liabilities” on the condensed consolidated balance sheets.
We have estimated that reasonably possible environmental loss contingencies, net of expected recoveries, may exceed amounts accrued by approximately $110 million at March 31, 2011. The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter or year's results of operations in the future. However, we believe any such liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition and may be satisfied over the next 20 years or longer.
The table below is a rollforward of our total environmental reserves, continuing and discontinued, from December 31, 2010 to March 31, 2011:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2010	$224.9

Provision	10.7
Spending, net of recoveries	(7.5)
Net change	3.2
Total environmental reserves, net of recoveries at March 31, 2011	$228.1
Environmental reserves, current, net of recoveries (1)	19.0
Environmental reserves, long-term continuing and discontinued, net of recoveries	209.1
Total environmental reserves, net of recoveries at March 31, 2011	$228.1
____________________

(1)	“Current” includes only those reserves related to continuing operations. These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.
A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 10 to our 2010 consolidated financial statements in our 2010 10-K.

Note 11: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 215,952 and 271,374 potential common shares excluded from Diluted EPS for the three months ended March 31, 2011 and 2010, respectively.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31,
	2011	2010
Earnings (loss) attributable to FMC stockholders:
Income from continuing operations attributable to FMC stockholders	$102.0	$83.1
Discontinued operations, net of income taxes	(8.0)	(5.7)
Net income	$94.0	$77.4
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.5)	(0.5)
Net income allocable to common stockholders	$93.5	$76.9

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.42	$1.14
Discontinued operations	(0.11)	(0.08)
Net income	$1.31	$1.06

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.41	$1.14
Discontinued operations	(0.11)	(0.08)
Net income	$1.30	$1.06

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	71,477	72,308
Weighted average additional shares assuming conversion of potential common shares	632	1,022
Shares – diluted basis	72,109	73,330

Note 12: Comprehensive Income
Comprehensive income includes all changes in equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income for the three months ended March 31, 2011 and 2010 consisted of the following:

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions)	Three Months Ended March 31,
	2011	2010
Net income	$97.4	$80.4
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $4.3 and $2.4 respectively	6.8	3.7
Foreign currency translation adjustment	21.7	(20.9)
Net deferral of hedging gains (losses) and other	6.7	(3.1)
Net unrealized pension and other benefit actuarial gains/(losses) and prior service (cost) credits	(0.8)	1.3
Comprehensive income	131.8	61.4
Less: Comprehensive income attributable to the noncontrolling interest	3.8	3.1
Comprehensive income attributable to FMC stockholders	$128.0	$58.3

Note 13: Equity
Refer to the below table for a reconciliation of equity, equity attributable to the parent, and equity attributable to noncontrolling interests:

(in Millions, Except Per Share Data)	FMC’s Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	$1,131.5	$57.7	$1,189.2
Net income	94.0	3.4	97.4
Stock compensation plans	12.0	—	12.0
Excess tax benefits from share-based compensation	4.8	—	4.8
Shares for benefit plan trust	(0.2)	—	(0.2)
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $4.3	6.8	—	6.8
Net unrealized pension and other benefit actuarial gains/(losses) and prior service cost credits, net of income tax expense of ($0.6)	(0.8)	—	(0.8)
Net deferral of hedging gains (losses) and other, net of income tax benefit of $4.1	6.7	—	6.7
Foreign currency translation adjustments	21.3	0.4	21.7
Dividends ($0.15 per share)	(10.8)	—	(10.8)
Repurchases of common stock	(3.6)	—	(3.6)
Distributions to noncontrolling interests	—	(5.8)	(5.8)
Balance at March 31, 2011	$1,261.7	$55.7	$1,317.4
Dividends and Share Repurchases
On April 21, 2011, we paid dividends totaling $10.8 million to our shareholders of record as of March 31, 2011. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of March 31, 2011.

On October 24, 2008, the Board of Directors authorized the repurchase of up to $250 million of our common stock. At December 31, 2010, $54.8 million remained unused of the 2008 authorization. On February 18, 2011, the Board authorized the repurchase of up to an additional $250 million of our common stock for a total of $304.8 million. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the three months ended March 31, 2011, no shares were repurchased under the publicly announced repurchase program. From time to time we acquire shares from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 14: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income) for the three months ended March 31, 2011 and 2010:

(in Millions)	Three Months Ended March 31,
	Pensions		Other Benefits
	2011	2010	2011	2010
Components of net annual benefit cost:
Service cost	$4.9	$4.7	$0.1	$0.1
Interest cost	15.4	15.7	0.6	0.6
Expected return on plan assets	(20.6)	(20.0)	—	—
Amortization of prior service cost	0.5	0.2	(0.1)	(0.1)
Recognized net actuarial and other (gain) loss	9.2	6.6	(0.1)	(0.1)
Net periodic benefit cost from continuing operations	$9.4	$7.2	$0.5	$0.5
We made voluntary cash contributions to our U.S. defined benefit pension plan of $18.0 million in the three months ended March 31, 2011. We expect that our total voluntary cash contributions to the plan for 2011 will be approximately $55.0 million.

Note 15: Income Taxes
Provision for income taxes was $40.6 million resulting in an effective tax rate of 27.8 percent compared to expense of $40.7 million resulting in an effective tax rate of 32.1 percent for the three months ended March 31, 2011 and 2010, respectively. The decrease in the effective tax rate was primarily a result of a tax adjustment of $3.5 million recorded during the three months ended March 31, 2010, due to a non-cash charge associated with a change in the tax treatment of the Medicare Part D subsidy which was enacted as part of the 2010 U.S health care reform legislation. This event was not repeated in 2011. The change in the mix of domestic income compared to income earned outside of the U.S. also impacted the effective tax rate. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S.

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

The estimated fair value of the financial instruments in the above table has been determined using available market information and appropriate valuation methods. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $676.7 million and $648.8 million and the carrying amount is $663.0 million and $637.9 million as of March 31, 2011 and December 31, 2010, respectively.

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
We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes relating derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess both, at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively.

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

Interest Rate Risk
We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements to achieve a targeted mix of fixed and variable-rate debt. In the agreements, we exchange, at specified intervals, the difference between fixed and variable-interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2011 and December 31, 2010, we had no such swap agreements in place.

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

Financial Guarantees and Letter-of-Credit Commitments
We enter into various financial instruments with off-balance-sheet risk as part of the normal course of business. These off-balance sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit, and other assistance to customers (Notes 17). Decisions to extend financial guarantees to customers, and the amount of collateral required under these guarantees is based on our evaluation of creditworthiness on a case-by-case basis.

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
As of March 31, 2011, we had open foreign currency forward contracts in AOCI in a net gain position of $1.5 million, before-tax, designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2011. The net gain from the foreign currency hedges included in AOCI at March 31, 2011, was $1.1 million after-tax. At March 31, 2011, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $504 million.
As of March 31, 2011, we had current open commodity contracts in AOCI in a net loss position of $4.1 million, before-tax, designated as cash flow hedges of underlying forecasted purchases, primarily natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2012. The net loss from the open commodity contracts included in AOCI at March 31, 2011, was $2.5 million after-tax. At March 31, 2011, we had 6.6 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $1.4 million of net losses after-tax, representing both, open foreign currency exchange contracts and open commodity contracts, $1.5 million in losses would be realized in earnings during the twelve months ending March 31, 2012, if spot rates in the future are consistent with forward rates as of March 31, 2011. Approximately $0.1 million of net gains would be realized at various times, subsequent to March 31, 2012. The actual effect on earnings will be dependent on actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $409 million at March 31, 2011. We hold a natural gas option instrument with a notional amount of approximately 1.2 million mmBTUs and 0.6 million bushels in aggregate notional volume of outstanding soybean contracts to hedge outstanding barter contracts at March 31, 2011.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The following table provides the fair value and balance sheet presentation of our derivative instruments as of March 31, 2011 and December 31, 2010.

(in Millions)		March 31, 2011	December 31, 2010
	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid and other current assets	$3.9	$0.7
Commodity contracts:
Energy contracts	Prepaid and other current assets	0.2	—
Total Derivative Assets		4.1	0.7

Foreign exchange contracts	Accrued and other liabilities	(2.3)	(0.5)
Commodity contracts:
Energy contracts	Accrued and other liabilities	(4.3)	(6.0)
Total Derivative Liabilities		(6.6)	(6.5)
Net Derivative Assets/(Liabilities)		$(2.5)	$(5.8)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Prepaid and other current assets	$0.6	$0.4
Commodity contracts:
Energy contracts	Prepaid and other current assets	—	0.2
Soybean contracts	Prepaid and other current assets	0.4	—
Total Derivative Assets		1.0	0.6

Foreign exchange contracts	Accrued and other liabilities	(2.0)	(1.6)
Commodity contracts:
Energy contracts	Accrued and other liabilities	—	—
Soybean contracts	Accrued and other liabilities	(0.4)	—
Total Derivative Liabilities		(2.4)	(1.6)
Net Derivative Assets/(Liabilities)		$(1.4)	$(1.0)
The information included in the above chart is also presented in our fair value table included below.
The following tables provide the impact of derivative instruments and related hedged items on the condensed consolidated statements of income for the three months ended March 31, 2011 and 2010.

Derivatives in Cash Flow Hedging Relationships

(in Millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Three months ended		Three months ended		Three months ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Foreign exchange contracts	$0.9	$1.2	$0.2	$0.5	$—	$—
Commodity contracts:
Energy contracts	1.2	(4.2)	(2.2)	(0.6)	—	—
Total	$2.1	$(3.0)	$(2.0)	$(0.1)	$—	$—
____________________

(a)	Amounts are included in “Cost of sales and services” on the condensed consolidated statements of income.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended
		March 31, 2011	March 31, 2010
Foreign Exchange contracts	Cost of Sales and Services	$(1.2)	$0.1
Commodity contracts:
Energy contracts	Cost of Sales and Services	(0.1)	(0.3)
Soybean contracts	Cost of Sales and Services	—	—
Total		$(1.3)	$(0.2)

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
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis in our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010.

(in Millions)	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
Common Stock (1)	$0.1	$0.1	$—	$—
Derivatives – Commodities: (2)
Energy contracts	0.2	—	0.2	—
Soybean contracts	0.4	—	0.4	—
Derivatives – Foreign Exchange (2)	4.5	—	4.5	—
Other (3)	23.4	23.4	—	—
Total Assets	$28.6	$23.5	$5.1	$—

Liabilities
Derivatives – Commodities: (2)
Energy contracts	$4.3	$—	$4.3	$—
Soybean contracts	0.4	—	0.4	—
Derivatives – Foreign Exchange (4)	4.3	—	4.3	—
Other (5)	34.0	34.0	—	—
Total Liabilities	$43.0	$34.0	$9.0	$—

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
Common Stock (1)	$0.1	$0.1	$—	$—
Derivatives – Commodities: (2)
Energy contracts	0.2	—	0.2	—
Soybean contracts	—	—	—	—
Derivatives – Foreign Exchange (2)	1.1	—	1.1	—
Other (3)	22.1	22.1	—	—
Total Assets	$23.5	$22.2	$1.3	$—

Liabilities
Derivatives – Commodities: (2)
Energy contracts	$6.0	$—	$6.0	$—
Soybean contracts	—	—	—	—
Derivatives – Foreign Exchange (4)	2.1	—	2.1	—
Other (5)	32.2	32.2	—	—
Total Liabilities	$40.3	$32.2	$8.1	$—
____________________

(1)	Amounts included in “Investments” in the condensed consolidated balance sheets.

(2)	Amounts included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

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

The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our condensed consolidated balance sheets during the year ended December 31, 2010. We did not have any assets or liabilities measured at fair value on a non-recurring basis in our condensed consolidated balance sheets for the period ended March 31, 2011.

(in Millions)	Year Ended 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2010)
Assets
Long-lived assets to be abandoned (1)	$6.0	$—	$6.0	$—	$(71.6)
Total Assets	$6.0	$—	$6.0	$—	$(71.6)

Liabilities
Asset retirement obligations (2)	$28.8	$—	$—	$28.8	$—
Liabilities associated with exit activities (3)	46.0	—	46.0	—	(46.0)
Total Liabilities	$74.8	$—	$46.0	$28.8	$(46.0)
____________________

(1)
We recorded charges of $69.4 million related to Huelva facility shutdown and $2.2 million for the write-off of certain other assets in our Industrial Chemicals segment during the year ended December 31, 2010. We recorded charges to

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

write down the value of these long-lived assets to their salvage value of $6.0 million. The majority of the long-lived assets have a fair value of zero as they have no future use and are anticipated to be demolished. The loss noted in the above table represents the accelerated depreciation of these assets recorded during the period. See Note 7 for additional details of the charges incurred related to the Huelva facility shutdown.

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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2011:

(in Millions)	March 31, 2011
Guarantees:
Guarantees of vendor financing	$20.8
Foreign equity method investment debt guarantees	7.2
Total	$28.0
We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $20.8 million and $24.1 million at March 31, 2011 and December 31, 2010, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”.
We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. As of March 31, 2011, these guarantees had maximum potential payments of $7.2 million compared to $6.2 million at December 31, 2010.
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
Contingencies
On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the European Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of “Restructuring and other charges (income)”. Both we and Foret have appealed the decision of the European Commission. The

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Foret appeal was argued before the Court of First Instance on March 4, 2010 and the FMC appeal was argued in May of 2010, but no decision has been rendered on either appeal. During the appeal process, interest accrues on the fine, which as of March 31, 2011, was at a rate of 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At March 31, 2011, the amount of the letter of credit was €30.5 million (U.S. $43.0 million).
In February 2005, putative direct and indirect purchaser class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Related cases were also filed in various state courts. In January 2009, FMC reached an agreement to settle with the direct purchaser class for $10 million, with a pro rata credit for opt outs. The $10 million figure was included as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. Ten companies (predominantly paper producers) opted out of this class settlement. FMC settled with two of the ten companies for an amount within the opt out credit described above. The remaining eight opt outs filed suit against FMC and, in some cases, Foret. These cases were assigned to the same judge as the class action. FMC's motion to dismiss the opt out claims to the extent they were based on foreign purchases was granted on April 1, 2010. FMC has settled the remaining claims of these eight opt outs for an aggregate of $1.7 million which is net of a $0.3 million opt out credit. Another individual opt out case was dismissed following the bankrupt opt out's decision to participate in the class settlement. FMC settled the indirect purchaser class claims for $0.25 million. The settlement has been finally approved by the Court, and all remaining state court cases have been dismissed with prejudice. We recorded the $2.0 million as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2010. As a result, all U.S. litigation against FMC regarding alleged price fixing in the hydrogen peroxide industry is now concluded. We still face putative class actions against FMC and five other major hydrogen peroxide producers in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. Four of the defendants have settled these claims for a total of approximately $20.5 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide. FMC moved for leave to appeal the class certification decision, which was denied in June 2010. The Company intends to defend these cases. Since the proceedings are in the preliminary stages with respect to the merits, we believe an exposure of loss cannot be reasonably estimated.
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
In late June 2004, we were served in a lawsuit captioned “Lewis et al v. FMC Corporation”, which was filed in United States District Court for the Western District of New York. The suit was brought by thirteen residents of Middleport, New York who alleged that we violated certain state and federal environmental laws and sought injunctive relief and monetary damages for personal injuries and property damage in connection with such alleged violations. A motion for summary judgment was decided in favor of the Company on March 29, 2011. On April 28, 2011, the plaintiffs filed an appeal of that decision to the U.S. Court of Appeals for the Second Circuit.
We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Based on information currently available and established reserves, the ultimate resolution of our known contingencies, including the matters described in this Note, is not expected to have a material adverse effect on our consolidated financial position or liquidity. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations or liquidity.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 18: Segment Information

(in Millions)	Three Months Ended March 31,
	2011	2010
Revenue
Agricultural Products	$343.6	$304.6
Specialty Chemicals	210.1	202.6
Industrial Chemicals	242.5	250.1
Eliminations	(1.2)	(0.8)
Total	$795.0	$756.5
Income (loss) from continuing operations before income taxes
Agricultural Products	$100.5	$92.8
Specialty Chemicals	44.9	40.8
Industrial Chemicals	40.3	34.5
Eliminations	(0.1)	0.2
Segment operating profit (1)	185.6	168.3
Corporate	(16.8)	(12.1)
Other income (expense), net	(7.3)	(2.9)
Operating profit before the items listed below	161.5	153.3
Interest expense, net	(9.9)	(10.0)
Restructuring and other income (charges) (2)	(4.5)	(16.7)
Non-operating pension and postretirement charges (3)	(4.5)	(2.8)
Provision for income taxes	(40.6)	(40.7)
Discontinued operations, net of income taxes	(8.0)	(5.7)
Net income attributable to FMC stockholders	$94.0	$77.4
____________________

(1)
Results for all segments are net of noncontrolling interests of $3.4 million and $3.0 million in the three months ended March 31, 2011 and 2010, respectively. The majority of the noncontrolling interests pertain to our Industrial Chemicals segment.

(2)
See Note 7 for details of restructuring and other charges (income). Amounts for the three months ended March 31, 2011, relate to Specialty Chemicals ($1.5 million), Industrial Chemicals ($1.9 million) and Corporate ($1.1 million). Amounts for the three months ended March 31, 2010, relate to Agricultural Products ($0.1 million), Specialty Chemicals ($3.7 million), Industrial Chemicals ($10.5 million) and Corporate ($2.4 million).

(3)
Beginning in 2011, we reclassified for all periods presented non-operating pension and postretirement charges to its own line item within the above table. Our non-operating pension and postretirement costs are defined as those costs related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These costs were previously included within Other income (expense), net in the above table and are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We exclude these non-operating pension and postretirement costs as we believe that removing them provides a better understanding of the underlying profitability of our businesses, provides increased transparency and clarity in the performance of our retirement plans and enhances period-over-period comparability. We continue to include the service cost and amortization of prior service cost in our operating segments noted above. We believe these elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.
Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, “expects”, “should”, “could”, “may”, “will continue to”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section “Forward-Looking Statements” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”) and to similar disclaimers in all other reports and forms filed with the Securities and Exchange Commission (“SEC”). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
We further caution that the list of risk factors in Item 1A in Part 1 of the 2010 10-K may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2010 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Application of Critical Accounting Policies” section in our 2010 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.

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
OVERVIEW
We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Our Agricultural Products segment develops, markets and sells all three major classes of crop protection chemicals - insecticides, herbicides, and fungicides - with particular strength in insecticides and herbicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as pest control in non-agricultural markets. Specialty Chemicals consists of our BioPolymer and lithium businesses and focuses on food ingredients that are used to enhance texture, structure and physical stability, pharmaceutical additives for binding, encapsulation and disintegrant applications, ultrapure biopolymers for medical devices and lithium for energy storage, specialty polymers and pharmaceutical synthesis. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens, zeolites and silicates. Through the end of 2010, our Industrial Chemicals segment held a niche position in phosphorous chemicals products.
2011 Year to Date Highlights
Our businesses continue to experience positive results from the increase in global economic activity resulting in higher volumes and in certain cases higher pricing. Results for the three months ended March 31, 2011, reflect increases in both consolidated revenues and earnings driven by solid performance in all three of our operating segments.
Our Agricultural Products segment revenues increased 13 percent from the prior year period, driven by sales gains in North America, Latin America particularly Brazil, and Asia due to improved market conditions in several key crops. Revenue also increased in our Specialty Chemicals segment with revenues up four percent compared to the prior year period. Revenue increases in the Specialty Chemicals segment were led by strong commercial performance in BioPolymer's food ingredient business. These strong segment results were partially offset by reduced revenues of three percent in our Industrial Chemicals segment primarily a result of the exited phosphate business at our Huelva, Spain facility and the exited sulfur derivative business at our Barcelona, Spain facility.
Agricultural Products' operating profit increased eight percent compared to the prior year period, reflecting broad-based sales growth, partially offset by higher spending on targeted growth initiatives. Specialty Chemicals' operating profit grew by 10 percent due to sales gains, favorable mix and operating costs reduction in Lithium, partially offset by higher raw material and energy costs. Industrial Chemicals' operating profit increased 17 percent from the prior year period, primarily driven by higher soda ash and peroxygen sales, augmented by a favorable mix shift in peroxygens toward specialties markets.

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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended March 31,
	2011	2010
Revenue
Agricultural Products	$343.6	$304.6
Specialty Chemicals	210.1	202.6
Industrial Chemicals	242.5	250.1
Eliminations	(1.2)	(0.8)
Total	$795.0	$756.5
Income (loss) from continuing operations before income taxes
Agricultural Products	$100.5	$92.8
Specialty Chemicals	44.9	40.8
Industrial Chemicals	40.3	34.5
Eliminations	(0.1)	0.2
Segment operating profit (1)	185.6	168.3
Corporate	(16.8)	(12.1)
Other income (expense), net	(7.3)	(2.9)
Interest expense, net	(9.9)	(10.0)
Corporate special income (charges):
Restructuring and other (charges) income	(4.5)	(16.7)
Non-operating pension and postretirement charges (2)	(4.5)	(2.8)
Provision for income taxes	(40.6)	(40.7)
Discontinued operations, net of income taxes	(8.0)	(5.7)
Net income attributable to FMC stockholders	$94.0	$77.4
____________________

(1)
Results for all segments are net of noncontrolling interests of $3.4 million and $3.0 million for the three months ended March 31, 2011 and 2010, respectively. The majority of these noncontrolling interests pertain to our Industrial Chemicals segment.

(2)
Beginning in 2011, we reclassified for all periods presented non-operating pension and postretirement charges to its own line item within the above table. Our non-operating pension and postretirement costs are defined as those costs related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These costs were previously included within Other income (expense), net in the above table and are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We exclude these non-operating pension and postretirement costs as we believe that removing them provides a better understanding of the underlying profitability of our businesses, provides increased transparency and clarity in the performance of our retirement plans and enhances period-over-period comparability. We continue to include the service cost and amortization of prior service cost in our operating segments noted above. We believe these elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees.

The following chart, which is provided to assist the readers of our financial statements, depicts certain after-tax charges (gains). These items are excluded by us in the measures we use to evaluate business performance and determine certain performance-based compensation. These after-tax items are discussed in detail within the “Other results of operations” section that follows. Additionally, the chart below discloses our Non-GAAP financial measure “Adjusted after-tax earnings from continuing operations attributable to FMC stockholders” reconciled from the GAAP financial measure “Net income attributable to FMC stockholders”. We believe that this measure provides useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges, non-operating pension and postretirement charges and certain tax adjustments from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP.

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended March 31,
	2011	2010
Net income attributable to FMC stockholders (GAAP)	$94.0	$77.4
Corporate special charges (income), pre-tax	9.0	19.5
Income tax expense (benefit) on Corporate special charges (income)	(3.1)	(6.1)
Corporate special charges (income), net of income taxes	5.9	13.4
Discontinued operations, net of income taxes	8.0	5.7
Tax adjustments	(0.3)	3.6
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$107.6	$100.1
Three months ended March 31, 2011 compared to Three months ended March 31, 2010
In the discussion below, please refer to our chart titled "Segment Results Reconciliation" within the Results of Operations section. All comparisons are between the periods unless otherwise noted.
Segment Results
For management purposes, segment operating profit is defined as segment revenue less operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses and research and development expenses). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (income), non-operating pension and postretirement charges, investment gains and losses, loss on extinguishment of debt, asset impairments, Last-in, First-out (LIFO) inventory adjustments, amortization of inventory step-up from business acquisitions and other related inventory adjustments, and other income and expense items.
Information about how some of these items relate to our businesses at the segment level is discussed in Note 18 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2010 consolidated financial statements in our 2010 10-K.
Agricultural Products

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	$	%
Revenue	$343.6	$304.6	$39.0	13%
Operating Profit	100.5	92.8	7.7	8
Revenue of $343.6 million increased approximately 13 percent versus the prior year quarter due to strong sales in North American, Latin America and Asia, offset by the expected decline in Europe. North America revenue of $117.0 million increased 48 percent due to strong demand for our pre-emergent herbicides, increased sales in the soybean segment, favorable market conditions due to strong commodity prices and a shift in some sales into the first quarter of 2011 from the second quarter due to the favorable market conditions. Latin America revenue of $134.3 million increased 15 percent driven by favorable market conditions, particularly in Brazil's sugarcane and cotton markets, and growth in planted acres for key crops. Revenue in Asia of $61.5 million increased 32 percent reflecting strong market conditions, particularly in Australia, Indonesia and China. As expected, these increases were partially offset by a decline in Europe, Middle East and Africa revenues of 51 percent to $30.8 million. The decline was primarily driven by reduced sales volumes of our bifenthrin product. Sales in Europe were adversely impacted by the ongoing re-registration process for bifenthrin, during which time product may not be sold. Bifenthrin sales in Europe are further discussed below under "Certain Regulatory Issues".
Agricultural Products' operating profit of $100.5 million increased approximately eight percent compared to the year-ago quarter, reflecting the sales volume gains partially offset by the absence of bifenthrin sales in Europe and increased selling and administrative expenses. The increased selling and administrative expenses were primarily due to higher spending on targeted growth initiatives.
In 2011, we expect full-year revenue growth of approximately 10 percent driven by increased volumes, particularly Latin America, Asia and North America, due to expected strong market conditions and growth in new and recently introduced products. Full-year segment operating profit growth of approximately 10 percent reflecting the sales gains partially offset by higher spending on growth initiatives and higher raw material costs.
Certain Regulatory Issues
In our Agricultural Products segment, several products are undergoing re-registration in the U.S. and/or a comparable regulatory review by the European Union (“EU”) governmental authorities. In August 2006, the U.S. Environmental Protection Agency (“EPA”) issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide under the U.S. federal pesticide law. The IRED proposed cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses, while maintaining tolerances for imported commodities (bananas, coffee, rice and sugarcane). The EPA reiterated its proposal in January 2008, with the issuance of a draft Notice of Intent to cancel carbofuran use (“Notice”). In February 2008, the EPA convened a Scientific Advisory Panel meeting to evaluate scientific issues relevant to the Notice. Separately, the U.S. Department of Agriculture issued its comments on the Notice, stating that carbofuran should continue to be registered. On July 24, 2008, the EPA published a proposal to revoke all carbofuran tolerances under the Federal Food Drug and Cosmetic Act in advance of any issuance of a final Notice under the federal pesticide law. We responded to that notice, expressing our strong disagreement with the EPA's proposal to revoke tolerances and our belief that carbofuran residues on food do not pose a threat to human health. In May 2009, the EPA published its final revocation of all carbofuran tolerances effective December 31, 2009. We filed our objections to this revocation and requested a hearing before an administrative law judge. On October 30, 2009, the EPA denied our objections and our request for a hearing. We believe that we are entitled to a hearing and we have challenged this decision by seeking judicial review in the U.S. federal courts. On July 23, 2010, the U.S. Court of Appeals for the D.C. Circuit ruled that the EPA acted arbitrarily and capriciously in revoking the import tolerances, and ordered that those tolerances be reinstated. However, the Court did not extend its rationale to the domestic tolerances and instead ruled that the EPA had the right to deny our request for administrative hearing. In mid-February 2011, we filed a petition for writ of certiorari, seeking review before the U.S. Supreme Court. In light of the December 31, 2009, tolerance revocation, FMC ceased sales of carbofuran in the United States in 2009. FMC's sales of our carbofuran products in the United States were not significant and termination of such U.S. sales did not have a material effect on the Company's financial condition or results of operations. We do not know the EPA's timing on a final Notice of Intent to Cancel the carbofuran registration, though the EPA has said it intends to issue such notice after the tolerance revocation decision is finally resolved.
In the EU, following an administrative appeals process, the European Commission's proposal to exclude our bifenthrin product from the European Commission's official list of approved pesticides, was adopted on November 30, 2009. FMC had an additional six months to sell bifenthrin in the EU (i.e., through end-May 2010), and subsequently, in most EU countries, there is up to 6-12 months for further sale by distributors or dealers, and use by farmers. On December 30, 2010, the French Ministry of Agriculture issued a notice adding bifenthrin, along with eight other pesticidal active ingredients, to the “Grenelle” list of pesticides. While not superseding the remaining sell-out and usage period allowed by the EU decision, the Grenelle listing has had the practical effect of discouraging product use in France during 2011. At the European level, we have re-submitted for reconsideration and the product dossier is now being reviewed by relevant European authorities. At the French level, we believe that the Grenelle listing was unwarranted and contrary to French administrative law, and we are challenging the decision. Through these efforts, we are seeking to minimize the interruption in existing and future bifenthrin sales in the European market. During 2011, however, we are not selling any bifenthrin for agricultural use into the European Union - absence of such sales will not have a material effect on the Company's financial condition or results of operations.
We intend to defend vigorously all our products in the U.S., EU and other countries' regulatory processes where FMC's pesticide products will be reviewed in the ordinary course of regulatory programs during 2011 as part of the ongoing cycle of re-registration in countries around the world. The Brazilian health surveillance agency has informed us that they intend to review carbofuran along with 13 other major pesticides, but has yet to issue any required formal announcement that identifies their specific concerns or preliminary position on re-registration. FMC is cooperating and defending our product in this process. Under the Brazilian regulatory process, any recommendation would require public notice and comment as well as concurrence from the Brazilian environmental and agricultural ministries before any regulatory change is effective. Thus, we do not expect a potential sales impact in Brazil in 2011.
Specialty Chemicals

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	$	%
Revenue	$210.1	$202.6	$7.5	4%
Operating Profit	44.9	40.8	4.1	10
Revenue in Specialty Chemicals was $210.1 million, an increase of approximately four percent versus the prior-year quarter. The increase was driven primarily by higher volumes and selling prices in BioPolymer and lithium specialties.
BioPolymer revenue of $159.9 million increased approximately five percent from the prior-year quarter. This increase was due to higher volumes which increased revenue by four percent and favorable pricing offset somewhat by the impact of a weaker euro accounted for the remaining one percent. The volume gains and higher pricing was primarily due to higher sales in BioPolymer's food ingredients business, driven by significantly higher sales of microcrystalline cellulose, or MCC, to beverage and dairy customers in Asia, most notably China.
Lithium revenue of $50.2 million remained flat as compared to prior year. Pricing was up one percent while volumes were down one percent from the prior year. Lithium has been impacted by tightening of supply.
Segment operating profit of $44.9 million increased 10 percent versus the year ago quarter primarily driven by the sales gains, favorable mix and operating cost reductions in Lithium. The higher revenues in BioPolymer did not translate into increased operating profit as these higher revenues were fully offset by higher spending on focused growth initiatives in food ingredients and higher specialty wood pulp and energy costs.
In 2011, we expect full-year revenue growth in the mid-single digits, driven by higher volumes and selling prices in BioPolymer and lithium specialties. Full-year segment operating profit growth of approximately 10 percent is expected, reflecting higher sales and operating cost reductions across the segment, partially offset by higher raw material and energy costs.
As we anticipate ongoing growth for MCC on a global basis, especially high in rapidly developing economies, in March 2011 we completed the expansion of our MCC plant in Cork, Ireland. The expansion, now in full production, increased our global capacity by approximately 25 percent for food and pharmaceutical grade MCC.
Industrial Chemicals

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2011	2010	$	%
Revenue	$242.5	$250.1	$(7.6)	(3)%
Operating Profit	40.3	34.5	5.8	17
Revenue in Industrial Chemicals was $242.5 million, a decrease of approximately three percent versus the prior-year quarter. The decrease is primarily attributable to the exit of our phosphate and sulfur derivative businesses in Spain in 2010. The absence of phosphate and sulfur derivatives revenue in the first quarter of 2011 resulted in overall revenue declines in the segment of 11 percent.  The decline in these revenues were partially offset by higher pricing across the segment, particularly in soda ash, which increased revenues by seven percent.
Soda ash revenues were up due to higher pricing particularly in the export market. Export demand continues to be robust, especially in Asia and Latin America. In our domestic market, our volume growth is in line with the demand recovery being experienced in flat glass, detergents and chemicals. The segment also experienced increased pricing and volume growth in our Global Peroxygens division. The increase pricing was across all product lines and volume increases were in the two most significant products, hydrogen peroxide and persulfates.
Segment operating profit of $40.3 million increased approximately 17 percent versus the year ago quarter as a result of the sales gains and the continued favorable mix shift in peroxygens toward specialty markets, partially offset by start-up costs related to our Granger soda ash facility.
In 2011, we expect full-year revenue to be approximately level as growth in soda ash and peroxygens is offset by the absence of revenue from the exited phosphate and sulfur derivative businesses. Full-year operating profit growth of approximately 30 percent driven by higher selling prices and volume growth across the segment augmented by the benefit of cost reduction initiatives.

Recent events in Venezuela, such as hyperinflation, devaluation of currency, government price controls, parallel exchange rates, and political issues have created significant risks and uncertainties for the Venezuelan subsidiaries of multinational corporations. We hold a noncontrolling investment in a Venezuelan phosphate business, Tripoliven C.A., which continues to operate as a profitable business. The value of this investment on our condensed consolidated balance sheet at March 31, 2011 is approximately $9 million.  While there has been a lag between the declaration and payment to us of dividends from Tripoliven, we did receive dividends from Tripoliven during 2010. We do not believe there is any impairment of Tripoliven at March 31, 2011. If our investment in Tripoliven were to be totally impaired, it would have an immaterial impact on our liquidity or consolidated financial position, but the impairment charge would have a one-time effect on our results of operations in the period in which it would be recorded.
Other Results of Operations
Corporate expenses
We recorded expenses of $16.8 million in the first quarter of 2011 compared to $12.1 million in first quarter of 2010. The increase was primarily due to increased incentive compensation and consulting expenses incurred during the first quarter of 2011 compared to the same period in 2010. The increase in consulting expenses is a result of the initiatives which began in the latter part of 2010, primarily involving global procurement, aimed at reducing the costs of goods and services purchased on a world-wide basis. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.
Other income (expense), net
Other income (expense), net is comprised primarily of last-in, first-out (“LIFO”) inventory adjustments and certain employee benefits, including incentive compensation. Our business segments account for their inventory utilizing a first-in-first-out ("FIFO") basis of accounting. The LIFO inventory adjustments are not allocated to the business segments and therefore are recorded to "Other income (expense), net". Other expense increased to $7.3 million in the first quarter of 2011 from $2.9 million in the same period of 2010. The increase was primarily due to expense related to an increase in our LIFO inventory reserves in the first quarter 2011. Other income (expense), net is included as a component of the line item “Costs of sales and services” on our condensed consolidated statements of income.
Interest expense, net
Interest expense, net for the first quarter of 2011 of $9.9 million was consistent with the first quarter of 2010 of $10.0 million.
Corporate special income (charges)
Restructuring and other charges (income)
These charges totaled $4.5 million in the first quarter of 2011 compared to $16.7 million in the first quarter of 2010. Please see the table and further discussion regarding our restructuring and other charges (income) in Note 7 to our condensed consolidated financial statements included in this Form 10-Q. Charges (income) in this category for the quarter ended March 31, 2011, include the following:
Restructuring charges and asset impairments:

•	A $0.7 million charge primarily related to miscellaneous exit activities associated with our Huelva, Spain facility, which is part of our Industrial Chemicals segment

•	A $1.3 million charge related to additional miscellaneous disposal costs associated with our Alginates manufacturing operations in our Specialty Chemicals segment

•	A $0.4 million charge from additional miscellaneous exit and disposal costs related to our Santa Clara, Mexico facility, which is part of our Industrial Chemicals segment

•	A $0.4 million of severance charges related to other restructuring activities in our Industrial Chemicals and Specialty Chemicals segments
Other charges (income), net:

•	Corporate net charges of $1.1 million relating to environmental remediation at operating sites.

•	$0.6 million of charges representing the accrual of interest associated with a European Commission fine currently being appealed.

The restructuring and other charges (income) of $16.7 million recorded in the first quarter of 2010 were a result of the following:
Restructuring charges and asset impairments:

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
Other charges (income), net:

•	Corporate charges of $2.4 million relating to environmental remediation at operating sites.

•	$0.9 million of other charges primarily representing the accrual of interest associated with the European Commission fine.
Non-operating pension and postretirement charges
The charge for the three months ended March 31, 2011 was $4.5 million compared to $2.8 million for the three months ended March 31, 2010. The increase in charges is a result of amortization related to pension asset losses incurred in 2008. The difference between actual pension investment activity and the estimated rate established at the beginning of each fiscal year results in a gain or loss that is amortized into income over future periods. A decrease in actual plan discount rates in both 2010 and 2009 have also contributed to the higher charges. A decrease in actual plan discount rates compared to the estimated discount rate established at the beginning of the fiscal year results in a loss that is amortized into income over future periods. These expenses are included as a component of the line item "Selling, general and administrative expenses" on our condensed consolidated statements of income.
Provision for income taxes
Provision for income taxes was $40.6 million for the first quarter of 2011 compared to a provision of $40.7 million for the prior year period resulting in effective tax rates of 27.8 percent and 32.1 percent, respectively. The change in the effective tax rate was primarily a result of a tax adjustment of $3.5 million recorded during the three months ended March 31, 2010, due to a non-cash charge associated with a change in the tax treatment of the Medicare Part D subsidy which was enacted as part of the 2010 U.S health care reform legislation. This event was not repeated in 2011. The change in the mix of domestic income compared to income earned outside of the U.S. also impacted the effective tax rate. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S.
Discontinued operations, net of income taxes
Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued between 1976 and 2001. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.
Discontinued operations, net of income taxes totaled a charge of $8.0 million for the three months ended March 31, 2011, compared to a charge of $5.7 million for the three months ended March 31, 2010. The charge for the three months ended March 31, 2011, primarily related to an increase in our reserves associated with our Middleport site, operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations.
The charge for the three months ended March 31, 2010, primarily related to environmental charges associated with our Front Royal and Modesto sites as well as operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations.

Net income attributable to FMC stockholders
Net income attributable to FMC stockholders increased to $94.0 million for the three months ended March 31, 2011, from $77.4 million for the three months ended March 31, 2010. The increase was primarily due to higher operating profits in all three of our segments and significantly lower restructuring and other charges (income). Partially offsetting this was an increase in corporate expenses and LIFO inventory adjustments.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at March 31, 2011 and December 31, 2010, were $86.0 million and $161.5 million, respectively. At March 31, 2011, we had total debt of $653.6 million as compared to $619.4 million at December 31, 2010. This included $533.9 million and $503.0 million of long-term debt (excluding current portions of $119.7 million and $116.4 million) at March 31, 2011 and December 31, 2010, respectively. Short-term debt, which consists solely of foreign borrowings, decreased to $9.4 million at March 31, 2011, compared to $18.5 million at December 31, 2010.
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
Loans under the facility bear interest at a floating rate, either a base rate as defined or the applicable euro currency rate for the relevant term plus an applicable margin. At March 31, 2011, the applicable euro currency margin was 0.5 percent, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At March 31, 2011, the borrowing rate under our Domestic Credit Agreement was 0.5 percent per annum.
We had $40.0 million of borrowings under our Domestic Credit Agreement at March 31, 2011 compared to no borrowings at December 31, 2010. Letters of credit outstanding under the Domestic Credit Agreement totaled $129.0 million and $130.4 million at March 31, 2011 and December 31, 2010, respectively. As such, available funds under the Domestic Credit Agreement were $431.0 million and $469.6 million at March 31, 2011 and December 31, 2010, respectively.
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
Loans under the European Credit Agreement bear interest at a euro currency base rate, which for loans denominated in euros is the Euro InterBank Offered Rate, and for loans denominated in dollars is London Interbank Offered Rate (“LIBOR”) in each case plus a margin. The applicable margin under our European Credit Agreement is subject to adjustment based on the credit rating assigned to our senior unsecured debt. At March 31, 2011, the applicable margin was 1.8 percent and the applicable borrowing rate under the European Credit Agreement was 2.0 percent per annum.
At March 31, 2011 and December 31, 2010, respectively, we had no revolving credit facility borrowings under the European Credit Agreement. Available funds under this facility were $309.9 million and $289.1 million at March 31, 2011 and December 31, 2010, respectively.
Among other restrictions, the Domestic Credit Agreement and the European Credit Agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended March 31, 2011, was 1.2 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended March 31, 2011, was 14.9 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at March 31, 2011.
Statement of Cash Flows
Cash required by operating activities was $50.7 million for the first three months of 2011.
Income from continuing operations of $105.4 million included net charges of $2.8 million, of which $1.6 million was for non-cash asset write-downs related to the exit of various facilities and $1.2 million of other facilities exit costs to be settled in cash, mainly for severance costs and lease obligations. Cash spending on restructuring and other charges in the first three months of

2011 was $25.4 million primarily related to the Huelva facility shutdown. Also included in income from continuing operations was $1.1 million for environmental and remediation at our operating sites, which will be spent in years beyond 2011. Net cash spending on environmental remediation at our operating sites in the first three months of 2011 was $2.1 million which was recorded against pre-existing reserves. Income from continuing operations is also adjusted for other non-cash items which include stock-based compensation expense and excess tax benefits from share-based compensation. The increase in excess tax benefits from share-based compensation was due to our ability to utilize our U.S. net operating losses which began in the second quarter of 2010. See Note 14 to our 2010 consolidated financial statements on our 2010 10-K for further discussion on these excess tax benefits.
Receivables were a use of cash of $113.9 million due to revenue increases in our businesses, particularly for Agricultural Products sales in Brazil where terms are significantly longer than in the rest of our businesses. Partially offsetting the higher receivables were accrued customer rebates which increased by $45.8 million due to sales in our Agricultural Products segment. These rebates are primarily in North America and Brazil and generally settle in the fourth quarter of each year. Accounts payable was a use of cash of $44.4 million due primarily to liquidation of vendor payables associated with our exited phosphate business in the first quarter of 2011.
Accrued pension and other postretirement benefits were a use of cash of $20.5 million which included a voluntary contribution to our U.S. defined benefit plan of $18.0 million.
Cash required by operating activities was $1.4 million for the first three months of 2010.
Income from continuing operations of $86.1 million included net charges of $13.4 million, of which $8.5million was for non-cash asset write-downs related to the exit of various facilities announced in 2009 and $4.9 million of other facilities exit costs to be settled in cash, mainly for severance costs and lease obligations. Cash spending on restructuring and other charges in the first quarter of 2010 was $19.6 million. Also included in restructuring and other income and charges was $2.4 million for environmental and remediation at our operating sites, which will be spent in years beyond 2010. Cash spending on environmental remediation at our operating sites in the first quarter of 2010 was $1.9 million which was recorded against pre-existing reserves.
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
Cash required by operating activities of discontinued operations was $8.9 million and $6.3 million for the first three months of 2011 and 2010, respectively.
This change was primarily due to increased net environmental spending in the three months ended March 31, 2011, compared to the prior year period.
Cash required by investing activities was $32.5 million and $30.5 million for the first three months of 2011 and 2010, respectively.
The slight increase in spending during the three months ended March 31, 2011, as compared to the same period in 2010 was primarily due to increased other investing spending for long-term deferred costs.  These long-term deferred costs primarily represent advances to contract manufacturers.
Cash provided by financing activities was $16.0 million and $48.7 million for the first three months of 2011 and 2010.
This reduction is primarily due to lower borrowings under our committed credit facilities and increased short-term debt and long-term debt repayments, partially offset by the inclusion of excess tax benefits from share-based compensation during the three months ended March 31, 2011.
Other potential liquidity needs
Our cash needs for 2011 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, contributions to our pension plans, environmental spending and restructuring. We plan to meet our liquidity needs through available cash; cash generated from operations and borrowings under our committed revolving credit facilities. We continually evaluate our options for divesting real estate holdings and property, plant and equipment that are no longer integral to any of our core operating businesses.

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
In regard to our U.S. qualified defined benefit pension plan (“U.S. Plan”), the markets rebounded significantly in 2009 and 2010, exemplified by the S&P 500 index in the U.S. increasing 26 percent in 2009 and 15 percent in 2010. As a result of higher returns and contributions, our U.S. Plan assets increased from $708.4 million at December 31, 2009 to $842.4 million at December 31, 2010. Our U.S. Plan assets comprise approximately 93 percent of our total plan assets with the difference representing plan assets related to foreign pension plans. We are maintaining the 8.5 percent assumption for the long-term rate of return on plan assets used in 2010 for 2011. In developing the assumption for the long-term rate of return on plan assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan's trust, which earned 15 percent in 2010 and has earned a compound annual rate of return of approximately 11 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors. Given an actively managed investment portfolio, the expected annual rate of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 2.5 percent, is between 8.6 percent and 10.3 percent for equities, and between 4.2 percent and 6.3 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumptions for the rate of return on assets. In order to reduce future funding volatility, we intend to contribute $55.0 million in 2011, which is in excess of the minimum requirements versus contributions of $80.0 million in 2010 and $75.0 million in 2009. We do not believe that the additional contribution will have a significant negative impact on our current and future liquidity needs. However, a continuation of the volatility of interest rates and negative equity returns under current market conditions may require greater contributions to the Plan in the future.
On April 21, 2011, we paid dividends totaling $10.8 million to our shareholders of record as of March 31, 2011. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of March 31, 2011.
On October 24, 2008, the Board of Directors authorized the repurchase of up to $250 million of our common stock. At December 31, 2010, $54.8 million remained unused of the 2008 authorization. On February 18, 2011, the Board authorized the repurchase of up to an additional $250 million of our common stock for a total of $304.8 million. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the three months ended March 31, 2011, no shares were repurchased under the publicly announced repurchase program. From time to time we acquire shares from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.
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
Commitments
We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $20.8 million and $24.1 million at March 31, 2011 and December 31, 2010, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”.
We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. As of March 31, 2011, these guarantees had maximum potential payments of $7.2 million as compared to $6.2 million as of December 31, 2010.
Short-term debt consisted of foreign credit lines at March 31, 2011 and December 31, 2010. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

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

Contingencies
On January 28, 2005, we and our wholly owned subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received the Statement of Objections. We and Foret responded to the Statement of Objections in April 2005 and a hearing on the matter was held at the end of June 2005. On May 3, 2006, we received a notice from the European Commission indicating that the European Commission had imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006. This expense was included as a component of “Restructuring and other charges (income)”. Both we and Foret have appealed the decision of the European Commission. The Foret appeal was argued before the Court of First Instance on March 4, 2010 and the FMC appeal was argued in May of 2010, but no decision has been rendered on either appeal. During the appeal process, interest accrues on the fine, which as of March 31, 2011, was at a rate of 4.0 percent per annum. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and accrued interest. At March 31, 2011, the amount of the letter of credit was €30.5 million (U.S. $43.0 million).
 In February 2005, putative direct and indirect purchaser class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal courts alleging violations of antitrust laws. Related cases were also filed in various state courts. In January 2009, FMC reached an agreement to settle with the direct purchaser class for $10 million, with a pro rata credit for opt outs. The $10 million figure was included as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. Ten companies (predominantly paper producers) opted out of this class settlement. FMC settled with two of the ten companies for an amount within the opt out credit described above. The remaining eight opt outs filed suit against FMC and, in some cases, Foret. These cases were assigned to the same judge as the class action. FMC's motion to dismiss the opt out claims to the extent they were based on foreign purchases was granted on April 1, 2010. FMC has settled the remaining claims of these eight opt outs for an aggregate of $1.7 million which is net of a $0.3 million opt out credit. Another individual opt out case was dismissed following the bankrupt opt out's decision to participate in the class settlement. FMC settled the indirect purchaser class claims for $0.25 million. The settlement has been finally approved by the Court, and all remaining state court cases have been dismissed with prejudice. We recorded the $2.0 million as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2010. As a result, all U.S. litigation against FMC regarding alleged price fixing in the hydrogen peroxide industry is now concluded. We still face putative class actions against FMC and five other major hydrogen peroxide producers in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. Four of the defendants have settled these claims for a total of approximately $20.5 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide. FMC moved for leave to appeal the class certification decision, which was denied in June 2010. The Company intends to defend these cases. Since the proceedings are in the preliminary stages with respect to the merits, we believe an exposure of loss cannot be reasonably estimated.
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
In late June 2004, we were served in a lawsuit captioned “Lewis et al v. FMC Corporation”, which was filed in United States District Court for the Western District of New York. The suit was brought by thirteen residents of Middleport, New York who alleged that we violated certain state and federal environmental laws and sought injunctive relief and monetary damages for personal injuries and property damage in connection with such alleged violations. A motion for summary judgment was decided in favor of the Company on March 29, 2011. On April 28, 2011, the plaintiffs filed an appeal of that decision to the U.S. Court of Appeals for the Second Circuit.
We have certain other contingent liabilities arising from litigation, claims, performance guarantees and other commitments incident to the ordinary course of business. Based on information currently available and established reserves, the ultimate resolution of our known contingencies, including the matters described in Note 17 to our condensed consolidated financial statements in this Form 10-Q, is not expected to have a material adverse effect on our consolidated financial position or liquidity. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations or liquidity.
Climate Change
A detailed discussion on climate change can be found in Part II, Item 7 of our 2010 consolidated financial statements on our 2010 10-K. There have been no material changes to climate change from the information reported therein.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Fair Value Measurements
See Note 16 to our condensed consolidated financial statements in this Form 10-Q for additional discussion surrounding our fair value measurements.

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
At March 31, 2011, our net financial instrument position was a net liability of $3.9 million compared to a net liability of $6.8 million at December 31, 2010. The change in the net financial instrument position was primarily due to lower unrealized losses in our commodity and foreign exchange portfolios.
Commodity Price Risk
Energy costs are approximately nine percent of our cost of sales and services and are diversified among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2011 and December 31, 2010, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease in the net liability position of $3.0 million at March 31, 2011, compared to a $3.4 million decrease of the net liability position at December 31, 2010. A 10 percent decrease in energy market prices would result in an increase of $3.3 million in the net liability position at March 31, 2011, compared to an increase of $3.4 million of the net liability position at December 31, 2010.
In the second quarter of 2010, our Agricultural Products segment began entering into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of March 31, 2011 our net financial instrument position was immaterial. As of December 31, 2010, we had no such contracts in place.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2011 and December 31,

2010, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in an decrease of $48.9 million in the net asset position at March 31, 2011, compared to an increase of $33.3 million in the net liability position at December 31, 2010. As a result, at March 31, 2011, the net asset position would have become a net liability position. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in an increase of $49.7 million in the net asset position at March 31, 2011, compared to a decrease of $31.1 million in the net liability position at December 31, 2010. As a result, at December 31, 2010, the net liability position would have become a net asset position.
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2011 and December 31, 2010, we had no interest rate swap agreements.
Our debt portfolio, at March 31, 2011, is composed of 89 percent fixed-rate debt and 11 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Domestic and European Credit Agreements, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at March 31, 2011, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $0.2 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $0.1 million for the first three months of 2011.

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
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2011, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm
The Board of Directors
FMC Corporation:
We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of March 31, 2011, the related condensed consolidated statements of income for the three months ended March 31, 2011 and 2010 and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of income, changes in equity, cash flows and comprehensive income for the year then ended (not presented herein) and in our report dated February 22, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Philadelphia, Pennsylvania
May 5, 2011

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
As discussed in Note 17 to the Company's condensed consolidated financial statements included within this Form 10-Q, a motion for summary judgment was decided in favor of the Company on March 29, 2011and on April 28, 2011, the plaintiffs filed an appeal, in the litigation captioned "Lewis et al v. FMC Corporation". There have been no other material developments in the other legal proceedings disclosed in Part I, Item 3 of our 2010 Form 10-K.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors reported in the Part I, Item 1A of our 2010 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 1-31, 2011	—	$—	—	—	$54,810,180
February 1-28, 2011	38,342	$81.30	—	$—	$304,810,180
March 1-31, 2011	8,391	$77.43	—	—	$304,810,180
Total	46,733	$80.61	—	$—	$304,810,180

On October 24, 2008, the Board of Directors authorized the repurchase of up to $250 million of our common stock. At December 31, 2010, $54.8 million remained unused of the 2008 authorization. On February 18, 2011, the Board authorized the repurchase of up to an additional $250 million of our common stock. The total remaining share repurchase authority at March 31, 2011 was $304.8 million. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the three months ended March 31, 2011, we repurchased no shares under the publicly announced repurchase program. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

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
The letters used as column headings in the table below correspond to the explanations provided underneath the table as to the information set forth in each column with respect to the numbers of violations, orders, citations or dollar amounts, as the case may be, during the first quarter of calendar year 2011 unless otherwise indicated.

(1)	For each coal or other mine, of which the issuer or a subsidiary of the issuer is an operator:

	(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)
Operation Name	Section 104	Section 104(b)	Section 104(d)	Section 110(b)(2)	Section 107(a)	Proposed Assessments*	Fatalities	Pending Legal Action
Westvaco	2	—	—	—	—	$3,370	—	3

____________________
*    Assessments are generally delayed up to 60 days after the close of the inspection.

(A)
The total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety and health hazard under section 104 of the Mine Act for which the operator received a citation from MSHA.

(B)	The total number of orders issued under section 104(b) of the Mine Act.

(C)	The total number of citations and orders for unwarrantable failure of the operator to comply with mandatory health or safety standards under section 104(d) of the Mine Act.

(D)	The total number of flagrant violations under section 110(b)(2) of the Mine Act.

(E)	The total number of imminent danger orders issued under section 107(a) of the Mine Act.

(F)	The total dollar value of proposed assessments from the MSHA under the Mine Act.

(G)	The total number of mining related fatalities.

(H)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving such coal or other mines.

a.	All cases listed are pending before the Office of Administrative Law Judges of the Federal Mine Safety and Health Review Commission on March 31, 2011.

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
Date: May 5, 2011

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED MARCH 31, 2011

Exhibit No.	Exhibit Description

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File