Form 10-Q
period 2011-06-30
FMC CORP
filed 2011-08-03
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at June 30, 2011
Common Stock, par value $0.10 per share	71,657,750

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in Millions, Except Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenue	$812.2	$776.8	$1,607.2	$1,533.3
Costs and Expenses
Costs of sales and services	513.4	512.2	1,020.3	1,001.7

Gross Margin	298.8	264.6	586.9	531.6

Selling, general and administrative expenses	108.9	95.6	214.8	186.5
Research and development expenses	25.0	22.3	47.7	45.8
Restructuring and other charges (income)	9.3	15.3	13.8	32.0
Total costs and expenses	656.6	645.4	1,296.6	1,266.0
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	155.6	131.4	310.6	267.3
Equity in (earnings) loss of affiliates	(1.7)	—	(2.6)	(0.9)
Interest expense, net	10.5	9.4	20.4	19.4
Income from continuing operations before income taxes	146.8	122.0	292.8	248.8
Provision for income taxes	25.7	33.8	66.3	74.5
Income from continuing operations	121.1	88.2	226.5	174.3
Discontinued operations, net of income taxes	(8.9)	(19.3)	(16.9)	(25.0)
Net income	112.2	68.9	209.6	149.3
Less: Net income attributable to noncontrolling interests	5.0	3.2	8.4	6.2
Net income attributable to FMC stockholders	$107.2	$65.7	$201.2	$143.1
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$116.1	$85.0	$218.1	$168.1
Discontinued operations, net of income taxes	(8.9)	(19.3)	(16.9)	(25.0)
Net income	$107.2	$65.7	$201.2	$143.1
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.61	$1.17	$3.04	$2.32
Discontinued operations	(0.12)	(0.27)	(0.24)	(0.35)
Net income	$1.49	$0.90	$2.80	$1.97
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.61	$1.16	$3.02	$2.29
Discontinued operations	(0.12)	(0.26)	(0.23)	(0.34)
Net income	$1.49	$0.90	$2.79	$1.95
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$186.6	$161.5
Trade receivables, net of allowance of $22.7 at June 30, 2011 and $21.7 at December 31, 2010	858.4	852.9
Inventories	421.3	347.8
Prepaid and other current assets	185.8	175.3
Deferred income taxes	101.0	108.7
Total current assets	1,753.1	1,646.2
Investments	25.4	22.4
Property, plant and equipment, net	957.4	918.5
Goodwill	210.2	194.4
Other assets	245.3	223.7
Deferred income taxes	274.8	314.7
Total assets	$3,466.2	$3,319.9
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$27.2	$18.5
Current portion of long-term debt	110.2	116.4
Accounts payable, trade and other	320.9	389.3
Accrued and other liabilities	199.3	223.0
Accrued payroll	46.8	66.3
Accrued customer rebates	182.0	100.9
Guarantees of vendor financing	12.9	24.1
Accrued pension and other postretirement benefits, current	9.5	9.5
Income taxes	16.5	15.4
Total current liabilities	925.3	963.4
Long-term debt, less current portion	485.5	503.0
Accrued pension and other postretirement benefits, long-term	267.3	307.5
Environmental liabilities, continuing and discontinued	214.8	209.9
Reserve for discontinued operations	41.7	38.6
Other long-term liabilities	110.3	108.3
Commitments and contingent liabilities (Note 17)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2011 or 2010	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2011 and 2010; 92,991,896 issued shares at June 30, 2011 and December 31, 2010, respectively	9.3	9.3
Capital in excess of par value of common stock	455.1	443.6
Retained earnings	2,032.7	1,853.0
Accumulated other comprehensive income (loss)	(270.0)	(311.7)
Treasury stock, common, at cost: 21,334,146 shares at June 30, 2011 and 21,506,052 shares at December 31, 2010	(866.4)	(862.7)
Total FMC stockholders’ equity	1,360.7	1,131.5
Noncontrolling interests	60.6	57.7
Total equity	1,421.3	1,189.2
Total liabilities and equity	$3,466.2	$3,319.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Six Months Ended June 30,
	2011	2010
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income	$209.6	$149.3
Discontinued operations	16.9	25.0
Income from continuing operations	$226.5	$174.3
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	62.7	66.5
Equity in (earnings) loss of affiliates	(2.6)	(0.9)
Restructuring and other charges (income)	13.8	32.0
Deferred income taxes	42.2	69.5
Pension and other postretirement benefits	19.8	15.4
Share-based compensation	8.9	8.0
Excess tax benefits from share-based compensation	(5.2)	(8.4)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	3.4	(94.3)
Guarantees of vendor financing	(11.3)	(18.8)
Inventories	(63.6)	(13.5)
Other current assets and other assets	(7.5)	(23.1)
Accounts payable	(75.2)	8.3
Accrued and other current liabilities and other liabilities	(26.3)	(11.3)
Accrued payroll	(19.5)	(7.7)
Accrued customer rebates	80.5	76.3
Income taxes	(4.6)	5.1
Accrued pension and other postretirement benefits, net	(41.6)	(49.8)
Environmental spending, continuing, net of recoveries	(4.2)	(4.2)
Restructuring and other spending	(33.2)	(24.2)
Cash provided (required) by operating activities	163.0	199.2
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(10.5)	(2.2)
Payments of other discontinued reserves	(8.7)	(9.7)
Cash provided (required) by operating activities of discontinued operations	(19.2)	(11.9)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Six Months Ended June 30,
	2011	2010
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(71.1)	$(59.2)
Proceeds from disposal of property, plant and equipment	0.2	2.6
Other investing activities	(8.0)	(9.0)
Cash provided (required) by investing activities	(78.9)	(65.6)
Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	—	—
Increase (decrease) in short-term debt	8.4	1.0
Repayments of long-term debt	(23.9)	(2.7)
Distributions to noncontrolling interests	(5.8)	(5.1)
Issuances of common stock, net	7.8	8.1
Excess tax benefits from share-based compensation	5.2	8.4
Dividends paid	(19.8)	(18.2)
Repurchases of common stock	(13.7)	(26.4)
Cash provided (required) by financing activities	(41.8)	(34.9)
Effect of exchange rate changes on cash and cash equivalents	2.0	(1.0)
Increase (decrease) in cash and cash equivalents	25.1	85.8
Cash and cash equivalents, beginning of period	161.5	76.6
Cash and cash equivalents, end of period	$186.6	$162.4
Supplemental disclosure of cash flow information: Cash paid for interest was $22.4 million and $18.7 million, and income taxes paid, net of refunds were $23.1 million and $11.4 million for the six months ended June 30, 2011 and 2010, respectively.
See Note 13 regarding quarterly cash dividend.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the six months ended June 30, 2011 and 2010, and our financial position as of June 30, 2011. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, and the related condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010, and condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.
Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010 (the “2010 10-K”).

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
Presentation of Comprehensive Income
In June 2011, the Financial Accounting Standards Board (“FASB”) issued its guidance regarding the presentation of comprehensive income. This new guidance, which we will adopt starting January 1, 2012, requires us to present total comprehensive income and its components and the components of net income in either a single continuous statement or two separate but consecutive statements. This guidance only impacts the location of the disclosure of comprehensive income within our consolidated financial statements and does not result in a change to the accounting treatment of comprehensive income.
Fair Value Measurements
In May 2011, the FASB amended its guidance about fair value measurement and disclosure. The new guidance was issued in conjunction with a new International Financial Reporting Standards ("IFRS") fair value measurement standard aimed at updating IFRS to conform with U.S. GAAP. The new FASB guidance will result in some additional disclosure requirements; however, it does not result in significant modifications to existing FASB guidance with respect to fair value measurement and disclosure. We are required to adopt this guidance starting on January 1, 2012. We are in the process of evaluating this guidance; however, we do not believe it will have a material effect on our consolidated financial statements upon adoption.
Accounting guidance and regulatory items adopted in 2011
Multiple Deliverable Revenue Arrangements
In October 2009, the FASB amended its guidance regarding the criteria for when to evaluate individual delivered items in a multiple deliverable arrangement and how to allocate consideration received. We adopted this guidance on January 1, 2011. There was no impact to our financial statements upon adoption.

Note 3: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2011, are presented in the table below:

(in Millions)	Agricultural Products	Specialty Chemicals	Industrial Chemicals	Total
Balance, December 31, 2010	$2.8	$191.0	$0.6	$194.4
Foreign Currency Adjustments	—	15.8	—	15.8
Balance, June 30, 2011	$2.8	$206.8	$0.6	$210.2
Our indefinite life intangible assets totaled $2.4 million at June 30, 2011 and December 31, 2010. The indefinite life intangible

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

assets consist of trade names in our Agricultural Products segment.
Our finite-lived intangible assets totaled $54.8 million and $51.6 million at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011, these finite-lived intangibles were allocated among our business segments as follows: $35.7 million in Agricultural Products, $18.2 million in Specialty Chemicals and $0.9 million in Industrial Chemicals. Finite-lived intangible assets consist primarily of patents, customer relationships, access and registration rights, industry licenses, developed formulations and other intangibles which are included in “Other assets” in the condensed consolidated balance sheets. The increase in finite-lived intangible assets during the six months ended June 30, 2011 was primarily due to the purchase of certain intangible assets from a third party in our Agricultural Products segment and foreign currency translation. Amortization was not significant in the periods presented.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 4: Inventories
Inventories consisted of the following:

(in Millions)	June 30, 2011	December 31, 2010
Finished goods and work in process	$260.4	$225.6
Raw materials	160.9	122.2
Net inventory	$421.3	$347.8

Note 5: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	June 30, 2011	December 31, 2010
Property, plant and equipment	$2,834.4	$2,777.2
Accumulated depreciation	1,877.0	1,858.7
Property, plant and equipment, net	$957.4	$918.5

Note 6: Asset Retirement Obligations
As of June 30, 2011, the balance of our asset retirement obligations was $29.1 million. This amount decreased $5.5 million from December 31, 2010, primarily due to payments against the reserve related to the Huelva and the Barcelona facility shutdowns. A more complete description of our asset retirement obligations can be found in Note 8 to our 2010 consolidated financial statements in our 2010 10-K.

Note 7: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2011	2010	2011	2010
Restructuring Charges and Asset Disposals	$6.4	$0.9	$9.2	$14.4
Other Charges (Income), Net	2.9	14.4	4.6	17.6
Total Restructuring and Other Charges	$9.3	$15.3	$13.8	$32.0

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

RESTRUCTURING CHARGES AND ASSET DISPOSALS

(in Millions)	Severance and Employee Benefits (1)	Asset Disposal Charges (2)	Other Charges (Income) (3)	Total
Sodium Percarbonate Phase-out	$5.5	$—	$—	$5.5
Huelva Shutdown	—	—	0.8	0.8
Other Items	—	—	0.1	0.1
Three months ended June 30, 2011	$5.5	$—	$0.9	$6.4
Alginates Restructuring	—	0.7	0.9	1.6
Barcelona Facility Shutdown	(0.2)	1.1	—	0.9
Santa Clara Shutdown	—	—	(1.1)	(1.1)
Other Items	0.4	—	(0.9)	(0.5)
Three months ended June 30, 2010	$0.2	$1.8	$(1.1)	$0.9

Sodium Percarbonate Phase-out	$5.5	$—	$—	$5.5
Alginates Restructuring	—	1.2	0.2	1.4
Huelva Shutdown	—	—	1.5	1.5
Santa Clara Shutdown	—	0.4	—	0.4
Other Items	0.4	—	—	0.4
Six months ended June 30, 2011	$5.9	$1.6	$1.7	$9.2
Alginates Restructuring	—	0.7	5.5	6.2
Bayport Butyllithium Shutdown	—	—	(0.9)	(0.9)
Barcelona Facility Shutdown	(0.2)	9.6	0.2	9.6
Santa Clara Shutdown	—	—	(1.1)	(1.1)
Other Items	1.3	—	(0.7)	0.6
Six months ended June 30, 2010	$1.1	$10.3	$3.0	$14.4
____________________

(1)	Represent severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

The restructuring charges and asset disposals which occurred during 2011 are noted below. For further detail on the restructuring charges and asset disposals which occurred prior to 2011 see Note 7 to our consolidated financial statements included with our 2010 Form 10-K.
Sodium Percarbonate Phase-out
In June 2011, we made the decision to phase out operations of our Sodium Percarbonate plant assets in La Zaida, Spain and exit the sodium percarbonate business by December 2011. The facility is part of our Spanish subsidiary FMC Foret, S.A. ("Foret") and is included in our Industrial Chemicals segment. Competitive disadvantages and underperforming results, since the start-up of operations in 2001, have made it uneconomical for FMC to continue sodium percarbonate operations. The plant assets will operate through the fourth quarter of 2011 and therefore we will recognize approximately $14 million of accelerated depreciation through the end of 2011.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Other Items
In addition to the restructurings described above, we have engaged in certain other restructuring activities, which have resulted in severance and asset disposal costs. We expect these restructuring activities to improve our global competitiveness through improved cost efficiencies.
Rollforward of Restructuring Reserves
The following table shows a rollforward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations, which are discussed in Note 6.

(in Millions)	Balance at 12/31/10	Change in reserves (2)	Cash payments	Other (4)	Balance at 6/30/11 (3)
Sodium Percarbonate Phase-out	$—	$5.5	$—	$0.1	$5.6
Alginates Restructuring	4.3	0.2	(1.3)	—	3.2
Huelva Restructuring	40.0	1.5	(30.7)	1.4	12.2
Barcelona Facility Shutdown	1.5	—	(0.3)	0.1	1.3
Other Workforce Related and Facility Shutdowns (1)	1.0	0.4	(0.9)	0.2	0.7
Total	$46.8	$7.6	$(33.2)	$1.8	$23.0
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.

(2)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. The accelerated depreciation and impairment charges noted above impacted our property, plant and equipment balances and are not included in the above tables.

(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.

(4)	Primarily foreign currency translation adjustments.
OTHER CHARGES (INCOME), NET

	Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)	2011	2010	2011	2010
Environmental Charges, Net	$1.9	$6.1	$3.0	$8.4
Legal Matters	—	1.8	—	1.8
Other, net	1.0	6.5	1.6	7.4
Other Charges (Income), Net	$2.9	$14.4	$4.6	$17.6
Environmental Charges, Net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites, see Note 10 for additional details.
Legal Matters
Legal matters primarily represents legal settlements associated with the U.S. hydrogen peroxide matter in our Industrial Chemicals segment. See Note 17 for additional details.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Other, Net
In the third quarter of 2007, our Agricultural Products segment entered into a collaboration and license agreement with another third-party company for the purpose of obtaining certain technology and intellectual property rights. During the second quarter of 2011, we extended our rights under this agreement. We paid an additional $0.7 million and have recorded this amount as a charge to "Restructuring and other charges (income)" in the condensed consolidated statements of income for the three and six months ended June 30, 2011.
In the second quarter of 2010, our Agricultural Products segment acquired certain rights relating to a herbicide compound still under development. We recorded $5.7 million for these rights as a charge to "Restructuring and other charges (income)" in the condensed consolidated statements of income for the three and six months ended June 30, 2010.
Remaining other charges for 2011 and 2010 primarily represents the accrual of interest associated with the European Commission fine recorded during the year ended December 31, 2006.  See Note 17.

Note 8: Debt
Debt maturing within one year:
Debt maturing within one year consists of the following:

(in Millions)	June 30, 2011	December 31, 2010
Short-term debt	$27.2	$18.5
Current portion of long-term debt	110.2	116.4
Total debt maturing within one year	$137.4	$134.9
Short-term debt consisted of foreign credit lines at June 30, 2011 and December 31, 2010. We often provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.
Long-term debt:
Long-term debt consists of the following:

(in Millions)	June 30, 2011
	Interest Rate Percentage	Maturity Date	6/30/2011	12/31/2010
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.1-6.5%	2011-2035	$182.0	$182.0
Debentures	7.8%	2011	45.5	45.5
Senior notes (less unamortized discount of $0.9 and $0.9, respectively)	5.2%	2019	299.1	299.1
European credit agreement	2.0%	2012	—	—
Domestic credit agreement	0.5%	2012	—	—
Foreign debt	0-14.3%	2013	69.1	92.8
Total long-term debt			595.7	619.4
Less: debt maturing within one year			110.2	116.4
Total long-term debt, less current portion			$485.5	$503.0
At June 30, 2011 and December 31, 2010, respectively, we had no revolving credit facility borrowings under the European credit agreement. Available funds under this facility were $316.3 million and $289.1 million at June 30, 2011 and December 31, 2010, respectively.
We had no borrowings under our domestic credit agreement at June 30, 2011 and December 31, 2010. Letters of credit outstanding under the domestic credit agreement totaled $146.8 million and $130.4 million at June 30, 2011 and December 31, 2010, respectively. Therefore, available funds under the domestic credit agreement were $453.2 million and $469.6 million at June 30, 2011 and December 31, 2010, respectively.
Among other restrictions, the domestic credit agreement and the European credit agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

quarters ended June 30, 2011, was 1.1 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended June 30, 2011, was 14.6 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at June 30, 2011.

Note 9: Discontinued Operations
Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued between 1976 and 2001. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax expense of zero for the three and six months ended June 30, 2011, and $0.1 and $0.2 for the three and six months ended June 30, 2010, respectively)	$—	$0.3	$—	$0.4
Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations, net of recoveries (net of income tax benefit of $5.4 and $10.4 for the three and six months ended June 30, 2011, and $11.9 and $15.5 for the three and six months ended June 30, 2010, respectively)	(8.9)	(19.6)	(16.9)	(25.4)
Discontinued operations, net of income taxes	$(8.9)	$(19.3)	$(16.9)	$(25.0)
Three and Six Months Ended June 30, 2011
During the three and six months ended June 30, 2011, we recorded a $14.3 million ($8.9 million after-tax) charge and a $27.3 million ($16.9 million after-tax) charge, respectively, to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $8.6 million ($5.4 million after-tax) and $16.1 million ($10.0 million after-tax) for the three and six months ended June 30, 2011, respectively, related primarily to a provision increase for environmental issues at our Front Royal site as well as operating and maintenance activities. See a rollforward of our environmental reserves in Note 10. We also recorded increases to legal reserves and expenses in the amount of $5.7 million ($3.5 million after-tax) and $11.2 million ($6.9 million after-tax) for the three and six months ended June 30, 2011, respectively.
Three and Six Months Ended June 30, 2010
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

Note 10: Environmental Obligations
We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $260.7 million and $241.8 million, excluding recoveries, have been provided at June 30, 2011 and December 31, 2010, respectively.
At June 30, 2011 and December 31, 2010 we recorded recoveries of $83.4 million and $68.6 million, respectively, representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” totaling $22.9 million and $16.9 million at June 30, 2011 and December 31, 2010 or as “Other assets” totaling $60.5 million and $51.7 million at June 30, 2011 and December 31, 2010 in the condensed consolidated balance sheets, respectively. Cash recoveries were $2.8 million in the first six months of 2011. Total cash recoveries recorded for the year ended December 31, 2010, were $14.6 million.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The long-term portion of environmental reserves, net of recoveries, totaling $214.8 million and $209.9 million at June 30, 2011 and December 31, 2010, respectively, is included in “Environmental liabilities, continuing and discontinued” on the condensed consolidated balance sheets. The short-term portion of continuing obligations is recorded as “Accrued and other liabilities” on the condensed consolidated balance sheets.
We have estimated that reasonably possible environmental loss contingencies, net of expected recoveries, may exceed amounts accrued by approximately $110 million at June 30, 2011. The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter or year's results of operations in the future. However, we believe any such liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition and may be satisfied over the next 20 years or longer.
The table below is a rollforward of our total environmental reserves, continuing and discontinued, from December 31, 2010 to June 30, 2011:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2010	$224.9

Provision	30.1
Spending, net of recoveries	(17.2)
Net change	12.9
Total environmental reserves, net of recoveries at June 30, 2011	$237.8
Environmental reserves, current, net of recoveries (1)	23.0
Environmental reserves, long-term continuing and discontinued, net of recoveries	214.8
Total environmental reserves, net of recoveries at June 30, 2011	$237.8
____________________

(1)	“Current” includes only those reserves related to continuing operations. These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.
The increase in our provision for environmental reserves for the period December 31, 2010 to June 30, 2011 is primarily due to an increase in reserves for our Front Royal site. A summary of these events is described below.
Front Royal
On October 21, 1999, the Federal District Court for the Western District of Virginia approved a Consent Decree signed by FMC, the EPA (Region III) and the Department of Justice ("DOJ") regarding past response costs and future clean-up work at the discontinued fiber-manufacturing site in Front Royal, Virginia. In January 2010, the EPA issued a Record of Decision (ROD) for Operable Unit 7 (OU-7) primarily addressing waste basins and ground water, which should be the last operable unit to be remediated at the site. The reserve prior to this quarter included a provision for OU-7 and previously approved work for other operable units under the Consent Decree. During the second quarter extensive design work occurred, providing the basis for an improved cost estimate for the construction of the groundwater treatment plant. The groundwater treatment plant is an integral component of the remedy required to address the OU-7 ROD. We recorded an increase to the reserve associated with the new treatment plant estimate during the quarter ended June 30, 2011. As the design progresses, we expect to receive, during the third quarter of 2011, a further refined cost estimate associated with the construction of the groundwater treatment plant. As part of a prior settlement, government agencies have reimbursed us for approximately one-third of the clean-up costs due to the government's role at the site, and we expect reimbursement to continue in the future. The amount of the reserve for this site was $40.5 million and $28.5 million at June 30, 2011 and December 31, 2010, respectively.
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
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were no potential common shares excluded from Diluted EPS for the three months ended June 30, 2011, however for the six months ended June 30, 2011, 215,406 potential common shares were excluded from Diluted EPS. There were no potential common shares excluded from Diluted EPS for the three and six months ended June 30, 2010.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Earnings (loss) attributable to FMC stockholders:
Income from continuing operations attributable to FMC stockholders	$116.1	$85.0	$218.1	$168.1
Discontinued operations, net of income taxes	(8.9)	(19.3)	(16.9)	(25.0)
Net income	$107.2	$65.7	$201.2	$143.1
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.5)	(0.5)	(1.0)	(0.9)
Net income allocable to common stockholders	$106.7	$65.2	$200.2	$142.2

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.61	$1.17	$3.04	$2.32
Discontinued operations	(0.12)	(0.27)	(0.24)	(0.35)
Net income	$1.49	$0.90	$2.80	$1.97

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.61	$1.16	$3.02	$2.29
Discontinued operations	(0.12)	(0.26)	(0.23)	(0.34)
Net income	$1.49	$0.90	$2.79	$1.95

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	71,606	72,483	71,528	72,383
Weighted average additional shares assuming conversion of potential common shares	579	915	631	987
Shares – diluted basis	72,185	73,398	72,159	73,370

Note 12: Comprehensive Income
Comprehensive income includes all changes in equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income for the three and six months ended June 30, 2011 and 2010 consisted of the following:

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$112.2	$68.9	$209.6	$149.3
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $3.5 and $7.8 for the three and six months ended June 30, 2011, respectively, and $1.7 and $4.1 for the three and six months ended June 30, 2010, respectively	5.6	3.1	12.4	6.8
Foreign currency translation adjustment	6.3	(33.0)	28.0	(53.9)
Net deferral of hedging gains (losses) and other	(4.1)	3.2	2.6	0.1
Net unrealized pension and other benefit actuarial gains/(losses) and prior service (cost) credits	(0.2)	0.9	(1.0)	2.2
Comprehensive income	119.8	43.1	251.6	104.5
Less: Comprehensive income attributable to the noncontrolling interest	4.9	2.9	8.7	6.0
Comprehensive income attributable to FMC stockholders	$114.9	$40.2	$242.9	$98.5

Note 13: Equity
Refer to the below table for a reconciliation of equity, equity attributable to the parent, and equity attributable to noncontrolling interests:

(in Millions, Except Per Share Data)	FMC’s Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	$1,131.5	$57.7	$1,189.2
Net income	201.2	8.4	209.6
Stock compensation plans	16.7	—	16.7
Excess tax benefits from share-based compensation	5.2	—	5.2
Shares for benefit plan trust	(0.3)	—	(0.3)
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $7.8	12.4	—	12.4
Net unrealized pension and other benefit actuarial gains/(losses) and prior service cost credits, net of income tax benefit of ($0.7)	(1.0)	—	(1.0)
Net deferral of hedging gains (losses) and other, net of income tax expense of $1.6	2.6	—	2.6
Foreign currency translation adjustments	27.7	0.3	28.0
Dividends ($0.15 per share)	(21.6)	—	(21.6)
Repurchases of common stock	(13.7)	—	(13.7)
Distributions to noncontrolling interests	—	(5.8)	(5.8)
Balance at June 30, 2011	$1,360.7	$60.6	$1,421.3
Dividends and Share Repurchases
On July 21, 2011, we paid dividends totaling $10.8 million to our shareholders of record as of June 30, 2011. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of June 30, 2011. For the six months ended June 30, 2011 and June 30, 2010, we paid $19.8 million and $18.2 million in dividends, respectively.

On October 24, 2008, the Board of Directors authorized the repurchase of up to $250.0 million of our common stock. At December 31, 2010, $54.8 million remained unused of the 2008 authorization. On February 18, 2011, the Board authorized the repurchase of up to an additional $250.0 million of our common stock for a total of $304.8 million. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the three and six months ended June 30, 2011, 118,578 shares were repurchased

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

under the publicly announced repurchase program for $10.0 million. We intend to purchase up to $100 million of our common stock in the third quarter of 2011. From time to time we acquire shares from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 14: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income) for the three and six months ended June 30, 2011 and 2010:

(in Millions)	Three Months Ended June 30,				Six Months Ended June 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Components of net annual benefit cost:
Service cost	$4.9	$4.7	$0.1	$0.1	$9.8	$9.4	$0.2	$0.1
Interest cost	15.4	15.7	0.6	0.6	30.8	31.4	1.2	1.2
Expected return on plan assets	(20.6)	(20.0)	—	—	(41.2)	(40.0)	—	—
Amortization of prior service cost	0.5	0.2	(0.1)	(0.1)	1.0	0.4	(0.2)	(0.1)
Recognized net actuarial and other (gain) loss	9.2	6.6	(0.1)	(0.1)	18.4	13.2	(0.2)	(0.2)
Net periodic benefit cost from continuing operations	$9.4	$7.2	$0.5	$0.5	$18.8	$14.4	$1.0	$1.0
We made voluntary cash contributions to our U.S. defined benefit pension plan of $36 million in the six months ended June 30, 2011. We expect that our total voluntary cash contributions to the plan for 2011 will be approximately $55 million.

Note 15: Income Taxes
Provision for income taxes was $25.7 million resulting in an effective tax rate of 17.5 percent compared to expense of $33.8 million resulting in an effective tax rate of 27.7 percent for the three months ended June 30, 2011 and 2010, respectively. The decrease in the effective tax rate was primarily a result of a reduction in our liability for unrecognized tax benefits of approximately $14.1 million as a result of settlements of audits.
Provision for income taxes was $66.3 million resulting in an effective tax rate of 22.6 percent compared to expense of $74.5 million resulting in an effective tax rate of 29.9 percent for the six months ended June 30, 2011 and 2010, respectively. The decrease in the effective tax rate is consistent with the change in the three months ended June 30, 2011, as discussed in the previous paragraph. The decrease was also impacted by a tax adjustment of $3.5 million recorded during the six months ended June 30, 2010, due to a change in the tax treatment of the Medicare Part D subsidy which was enacted as part of the recent U.S. health care reform legislation,that did not repeat in 2011.
In addition, the change in the mix of domestic income compared to income earned outside of the U.S. also impacted the effective tax rate for both periods. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The estimated fair value of the financial instruments in the above table has been determined using available market information and appropriate valuation methods. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $646.1 million and $648.8 million and the carrying amount is $622.9 million and $637.9 million as of June 30, 2011 and December 31, 2010, respectively.

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
Our Agricultural Products segment enters into contracts with certain customers in Brazil whereby we would exchange our products for physical delivery of soybeans from the customer. In order to mitigate the price risk associated with this barter contract, we have entered into offsetting derivatives to hedge our exposure.

Interest Rate Risk
We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements to achieve a targeted mix of fixed and variable-rate debt. In the agreements, we exchange, at specified intervals, the difference between fixed and variable-interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2011 and December 31, 2010, we had no such swap agreements in place.

Concentration of Credit Risk
Our counterparties to derivative contracts are primarily to major financial institutions. We limit the dollar amount of contracts entered into with any one financial institution and monitor counterparties’ credit ratings. We also enter into master netting agreements with each financial institution, where possible, which helps mitigate the credit risk associated with our financial instruments. While we may be exposed to credit losses due to the nonperformance of counterparties, we consider this risk remote.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Financial Guarantees and Letter-of-Credit Commitments
We enter into various financial instruments with off-balance-sheet risk as part of the normal course of business. These off-balance sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit, and other assistance to customers (Note 17). Decisions to extend financial guarantees to customers, and the amount of collateral required under these guarantees is based on our evaluation of creditworthiness on a case-by-case basis.

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
As of June 30, 2011, we had open foreign currency forward contracts in AOCI in a net gain position of $3.0 million, before-tax ($2.1 million, after-tax), designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2012. At June 30, 2011, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $429.2 million.
As of June 30, 2011, we had current open commodity contracts in AOCI in a net loss position of $3.0 million, before-tax ($1.9 million after-tax), designated as cash flow hedges of underlying forecasted purchases, primarily natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2012. At June 30, 2011, we had 6.9 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $0.2 million of net gains after-tax, representing both, open foreign currency exchange contracts and open commodity contracts, none of these gains would be realized in earnings during the twelve months ending June 30, 2012, if spot rates in the future are consistent with forward rates as of June 30, 2011. Approximately $0.2 million of net gains would be realized at various times, subsequent to June 30, 2012. The actual effect on earnings will be dependent on actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $425.2 million at June 30, 2011. We hold natural gas option instruments with a notional amount of approximately 0.8 million mmBTUs and 0.7 million bushels in aggregate notional volume of outstanding soybean contracts to hedge outstanding barter contracts at June 30, 2011.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The following table provides the fair value and balance sheet presentation of our derivative instruments as of June 30, 2011 and December 31, 2010.

(in Millions)		June 30, 2011	December 31, 2010
	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid and other current assets	$4.4	$0.7
Commodity contracts:
Energy contracts	Prepaid and other current assets	0.5	—
Total Derivative Assets		$4.9	$0.7

Foreign exchange contracts	Accrued and other liabilities	(1.2)	(0.5)
Commodity contracts:
Energy contracts	Accrued and other liabilities	(3.5)	(6.0)
Total Derivative Liabilities		$(4.7)	$(6.5)
Net Derivative Assets/(Liabilities)		$0.2	$(5.8)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Prepaid and other current assets	$—	$0.4
Commodity contracts:
Energy contracts	Prepaid and other current assets	—	0.2
Soybean contracts	Prepaid and other current assets	0.1	—
Total Derivative Assets		$0.1	$0.6

Foreign exchange contracts	Accrued and other liabilities	(2.3)	(1.6)
Commodity contracts:
Energy contracts	Accrued and other liabilities	—	—
Soybean contracts	Accrued and other liabilities	(0.1)	—
Total Derivative Liabilities		$(2.4)	$(1.6)
Net Derivative Assets/(Liabilities)		$(2.3)	$(1.0)
The information included in the above chart is also presented in our fair value table included below.
The following tables provide the impact of derivative instruments and related hedged items on the condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010.

Derivatives in Cash Flow Hedging Relationships

(in Millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Foreign exchange contracts	$0.9	$0.7	$1.6	$0.7	$0.2	$0.1
Commodity contracts:
Energy contracts	0.6	1.6	(1.7)	(2.3)	—	—
Total	$1.5	$2.3	$(0.1)	$(1.6)	$0.2	$0.1

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010
Foreign exchange contracts	$1.8	$1.9	$1.8	$1.3	$0.2	$0.2
Commodity contracts:
Energy contracts	1.8	(2.6)	(3.8)	(2.9)	—	—
Total	$3.6	$(0.7)	$(2.0)	$(1.6)	$0.2	$0.2
____________________

(a)	Amounts are included in “Cost of sales and services” on the condensed consolidated statements of income.

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(in Millions)		2011	2010	2011	2010
Foreign Exchange contracts	Cost of Sales and Services	$(1.3)	$(1.1)	$(2.5)	$(1.1)
Commodity contracts:
Energy contracts	Cost of Sales and Services	(0.1)	(0.1)	(0.2)	(0.4)
Soybean contracts	Cost of Sales and Services	—	—	—	—
Total		$(1.4)	$(1.2)	$(2.7)	$(1.5)

Fair-Value Measurements
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

Fair-Value Hierarchy
We have categorized our assets and liabilities that are recorded at fair value, based on the priority of the inputs to the valuation technique, into a three-level fair-value hierarchy. The fair-value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets and liabilities fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair-value measurement of the instrument.
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions)	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
Common Stock (1)	$0.2	$0.2	$—	$—
Derivatives – Commodities: (2)
Energy contracts	0.5	—	0.5	—
Soybean contracts	0.1	—	0.1	—
Derivatives – Foreign Exchange (2)	4.4	—	4.4	—
Other (3)	23.7	23.7	—	—
Total Assets	$28.9	$23.9	$5.0	$—

Liabilities
Derivatives – Commodities: (2)
Energy contracts	$3.5	$—	$3.5	$—
Soybean contracts	0.1	—	0.1	—
Derivatives – Foreign Exchange (4)	3.5	—	3.5	—
Other (5)	34.5	34.5	—	—
Total Liabilities	$41.6	$34.5	$7.1	$—

(in Millions)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
Common Stock (1)	$0.1	$0.1	$—	$—
Derivatives – Commodities: (2)
Energy contracts	0.2	—	0.2	—
Soybean contracts	—	—	—	—
Derivatives – Foreign Exchange (2)	1.1	—	1.1	—
Other (3)	22.1	22.1	—	—
Total Assets	$23.5	$22.2	$1.3	$—

Liabilities
Derivatives – Commodities: (2)
Energy contracts	$6.0	$—	$6.0	$—
Soybean contracts	—	—	—	—
Derivatives – Foreign Exchange (4)	2.1	—	2.1	—
Other (5)	32.2	32.2	—	—
Total Liabilities	$40.3	$32.2	$8.1	$—
____________________

(1)	Amounts included in “Investments” in the condensed consolidated balance sheets.

(2)	Amounts included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

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

The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our condensed consolidated balance sheets during the six months ended June 30, 2011 and the year ended December 31, 2010.

(in Millions)	Six months ended June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Six Months Ended June 30, 2011)
Liabilities
Liabilities associated with exit activities (1)	$5.5	$—	$5.5	$—	$(5.5)
Total Liabilities	$5.5	$—	$5.5	$—	$(5.5)
____________________

(1)	This amount represents severance liabilities associated with the Sodium Percarbonate phase-out as further described in Note 7.

(in Millions)	Year Ended 12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2010)
Assets
Long-lived assets to be abandoned (1)	$6.0	$—	$—	$6.0	$(71.6)
Total Assets	$6.0	$—	$—	$6.0	$(71.6)

Liabilities
Asset retirement obligations (2)	$28.8	$—	$—	$28.8	$—
Liabilities associated with exit activities (3)	46.0	—	46.0	—	(46.0)
Total Liabilities	$74.8	$—	$46.0	$28.8	$(46.0)
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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2011:

(in Millions)
Guarantees:
Guarantees of vendor financing	$12.9
Foreign equity method investment debt guarantees	7.7
Total	$20.6
We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $12.9 million and $24.1 million at June 30, 2011 and December 31, 2010, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”. The change in the guarantees is generally due to the seasonality of the Agricultural Products business, particularly in Brazil.
We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. As of June 30, 2011, these guarantees had maximum potential payments of $7.7 million compared to $6.2 million at December 31, 2010.
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
Contingencies

Hydrogen Peroxide competition / antitrust litigation. We are subject to actions brought by governmental and private plaintiffs relating to alleged violations of European and U.S. competition and antitrust laws, as further described below.

European Union fine. In 2005, we and our wholly-owned Spanish subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers also received a similar Statement of Objections. Following a hearing, the European Commission imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006, as a component of “Restructuring and other charges (income).” We and Foret appealed the decision of the European Commission, and on June 16, 2011, the General Court affirmed the judgment of the Commission as to us and Foret. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and statutory interest. At June 30, 2011, the amount of the letter of credit was €30.5 million (U.S. $43.9 million).

European competition action. Based on the results of the EU investigation into the hydrogen peroxide industry described above, multiple European purchasers of hydrogen peroxide who claim to have been harmed as a result of the alleged violations of European competition law by hydrogen peroxide producers assigned their legal claims to a single entity formed by a law firm, which then filed a law suit in Germany in March 2009 against European producers, including Foret. Initial defense briefs were filed in April 2010, and an initial hearing was held during the first quarter of 2011, at which time case management issues were discussed. The next hearing in the proceeding, addressing jurisdictional and related issues, is expected in October 2011. Since the case is in the preliminary stages and is based on a novel theory - namely the attempt to create a cross-border “class action” which is not a recognized proceeding under EU or German law - we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend this matter.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

U.S. antitrust actions. In 2005, putative direct and indirect purchaser class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal and state courts alleging violations of U.S. antitrust laws. In 2009, FMC reached an agreement to settle with the direct purchaser class for $10 million, with a pro rata credit for any claims we might wind up paying to plaintiffs which decided to opt out of the class action. We recorded the $10 million as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. Some class members (predominantly paper producers) opted out of this class settlement and pursued their claims directly against FMC and the other defendants. FMC settled or obtained the dismissal of these opt-out plaintiffs, as well as the indirect purchaser class claims, for an aggregate net cost of $2.0 million, which we recorded as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2010. As a result, all U.S. litigation against FMC regarding alleged price fixing in the hydrogen peroxide industry is now concluded.

Canadian antitrust actions. We still face putative class actions against us and five other major hydrogen peroxide producers in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. The other five defendants have settled these claims for a total of approximately $20.6 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide. Our motion for leave to appeal the class certification decision was denied in June 2010. Since then, the case has been largely dormant. The plaintiffs have yet to provide us with a document request, nor have they produced any documents to us. Since the proceedings are in the preliminary stages with respect to the merits, we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend these matters.

Asbestos claims. Like hundreds of other industrial companies, we have been named as one of many defendants in asbestos-related personal injury litigation. Most of these cases allege personal injury or death resulting from exposure to asbestos in premises of FMC or to asbestos-containing components installed in machinery or equipment manufactured or sold by discontinued operations. We intend to continue managing these cases in accordance with our historical experience. We have established a reserve for this litigation within our discontinued operations and believe that any exposure of a loss in excess of the established reserve cannot be reasonably estimated.

New York environmental claim. In late June 2004, we were served in a lawsuit captioned “Lewis et al v. FMC Corporation”, which was filed in United States District Court for the Western District of New York. The suit was brought by thirteen residents of Middleport, New York who alleged that we violated certain state and federal environmental laws and sought injunctive relief and monetary damages for personal injuries and property damage in connection with such alleged violations. A motion for summary judgment was decided in our favor on March 29, 2011. On April 28, 2011, the plaintiffs filed an appeal of that decision to the U.S. Court of Appeals for the Second Circuit, but failed to perfect the appeal, and the case has now been dismissed.

Other contingent liabilities. In addition to the matters disclosed above, we have certain other contingent liabilities arising from litigation, claims, products we have sold, guarantees or warranties we have made, contracts we have entered into, indemnities we have provided, and other commitments incident to the ordinary course of business. Some of these contingencies are known - for example pending product liability litigation or claims - but are so preliminary that the merits cannot be determined, or if more advanced, are not deemed material based on current knowledge; and some are unknown - for example, claims with respect to which we have no notice or claims which may arise in the future, resulting from products we have sold, guarantees or warranties we have made, or indemnities we have provided. Therefore, we are unable to develop a reasonable estimate of our potential exposure of loss for these contingencies, either individually or in the aggregate, at this time. Based on information currently available and established reserves, we have no reason to believe that the ultimate resolution of our known contingencies, including the matters described in this Note, will have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations in any one reporting period or liquidity.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 18: Segment Information

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Agricultural Products	$329.6	$293.9	$673.2	$598.5
Specialty Chemicals	228.5	214.6	438.6	417.2
Industrial Chemicals	254.8	269.2	497.3	519.3
Eliminations	(0.7)	(0.9)	(1.9)	(1.7)
Total	$812.2	$776.8	$1,607.2	$1,533.3
Income (loss) from continuing operations before income taxes
Agricultural Products	$94.3	$79.6	$194.8	$172.4
Specialty Chemicals	56.0	51.1	100.9	91.9
Industrial Chemicals	36.2	29.9	76.5	64.4
Eliminations	0.1	(0.1)	—	0.1
Segment operating profit	186.6	160.5	372.2	328.8
Corporate	(15.6)	(14.9)	(32.4)	(27.0)
Other income (expense), net	(4.9)	0.7	(12.2)	(2.2)
Operating profit before the items listed below (1)	166.1	146.3	327.6	299.6
Interest expense, net	(10.5)	(9.4)	(20.4)	(19.4)
Restructuring and other income (charges) (2)	(9.3)	(15.3)	(13.8)	(32.0)
Non-operating pension and postretirement charges (3)	(4.5)	(2.8)	(9.0)	(5.6)
Provision for income taxes	(25.7)	(33.8)	(66.3)	(74.5)
Discontinued operations, net of income taxes	(8.9)	(19.3)	(16.9)	(25.0)
Net income attributable to FMC stockholders	$107.2	$65.7	$201.2	$143.1
____________________

(1)
Results for all segments including corporate expense and other income (expense) are net of noncontrolling interests of $5.0 million and $8.4 million in the three and six months ended June 30, 2011, and $3.2 million and $6.2 million in the three and six months ended June 30, 2010, respectively. The majority of the noncontrolling interests pertain to our Industrial Chemicals segment.

(2)
See Note 7 for details of restructuring and other charges (income). Amounts for the three months ended June 30, 2011, relate to Agricultural Products ($0.7 million), Specialty Chemicals ($0.1 million), Industrial Chemicals ($6.6 million) and Corporate ($1.9 million). Amounts for the three months ended June 30, 2010, relate to Agricultural Products ($6.0 million), Specialty Chemicals ($2.1 million), Industrial Chemicals ($2.1 million) and Corporate ($5.1 million).

Amounts for the six months ended June 30, 2011, relate to Agricultural Products ($0.7 million)Specialty Chemicals ($1.6 million), Industrial Chemicals ($8.5 million) and Corporate ($3.0 million). Amounts for the six months ended June 30, 2010, relate to Agricultural Products ($6.1 million), Specialty Chemicals ($5.8 million), Industrial Chemicals ($12.6 million) and Corporate ($7.5 million).

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Net sales to external customers for each of our product line groups is presented below. Our Agricultural Products segment has one product line group, and therefore net sales to external customers within the Agricultural Products segment is included in the table above.

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Sales
BioPolymer	$169.7	$157.7	$329.7	$310.7
Lithium	58.8	56.9	108.9	106.5
Total Specialty Chemicals Segment	$228.5	$214.6	$438.6	$417.2

(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Sales
Alkali	$167.8	$159.2	$328.3	$307.5
Peroxygens	75.9	68.8	145.2	129.8
Zeolites and Silicates, other	11.1	10.7	23.8	20.5
Phosphates and Sulfur Derivative	—	30.5	—	61.5
Total Industrial Chemicals Segment	$254.8	$269.2	$497.3	$519.3

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
We further caution that the list of risk factors in Item 1A in Part I of the 2010 10-K may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
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
2011 Highlights

Our businesses continue to experience positive results from the increase in global economic activity resulting in higher volumes and in certain cases higher pricing. Results for the three and six months ended June 30, 2011, reflect increases in both consolidated revenues and earnings driven by solid performance in all three of our operating segments.

The following are the more significant developments in our businesses during the three months ended June 30, 2011:

•
Revenue of $812 million for the three months ended June 30, 2011 increased $65 million or 9 percent versus the last year when excluding the approximate $31 million impact of revenues from the exited phosphate and sulfur derivatives businesses in Spain during 2010.  Revenue increased in all businesses and in all regions. A more detailed review of revenues by segment are discussed further on under “Results of Operations”. On a regional basis - adjusted to exclude exited businesses discussed above - sales in Europe, Middle East and Africa increased 22 percent, sales in Asia were up 12 percent, sales in Latin America grew 11 percent and sales in North America were up 1 percent.

•
Our Gross Margin of $299 million increased by $34 million or approximately 13 percent versus last year's second quarter. Gross Margin percent of 37 percent improved approximately 140 basis points over last year, driven largely by higher selling prices and to a lesser extent higher volumes and improved mix, only partially offset by higher costs.

•
Selling, general and administrative expenses, excluding non-operating pension and postretirement charges, of $104 million increased approximately $12 million or 13 percent, largely due to increased spending on targeted growth initiatives and to a lesser extent foreign exchange.

•
Adjusted Earnings after-tax from continuing operations attributable to FMC stockholders of approximately $111 million increased approximately $15 million or 16 percent. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the "Results of Operations".

•
During the quarter, we experienced a reduction in restructuring and other charges (income) of $6 million.  In the second quarter of 2011, we announced the phase-out of the Sodium Percarbonate plant assets in La Zaida, Spain. The majority of the restructuring charges associated with this announcement will take place in the second and third quarters of 2011 as operations at the plant wind down.

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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue
Agricultural Products	$329.6	$293.9	$673.2	$598.5
Specialty Chemicals	228.5	214.6	438.6	417.2
Industrial Chemicals	254.8	269.2	497.3	519.3
Eliminations	(0.7)	(0.9)	(1.9)	(1.7)
Total	$812.2	$776.8	$1,607.2	$1,533.3
Income (loss) from continuing operations before income taxes
Agricultural Products	$94.3	$79.6	$194.8	$172.4
Specialty Chemicals	56.0	51.1	100.9	91.9
Industrial Chemicals	36.2	29.9	76.5	64.4
Eliminations	0.1	(0.1)	—	0.1
Segment operating profit	$186.6	$160.5	$372.2	$328.8
Corporate	(15.6)	(14.9)	(32.4)	(27.0)
Other income (expense), net	(4.9)	0.7	(12.2)	(2.2)
Operating profit before the items listed below (1)	166.1	146.3	327.6	299.6

Interest expense, net	(10.5)	(9.4)	(20.4)	(19.4)
Corporate special income (charges):
Restructuring and other (charges) income	(9.3)	(15.3)	(13.8)	(32.0)
Non-operating pension and postretirement charges (2)	(4.5)	(2.8)	(9.0)	(5.6)
Provision for income taxes	(25.7)	(33.8)	(66.3)	(74.5)
Discontinued operations, net of income taxes	(8.9)	(19.3)	(16.9)	(25.0)
Net income attributable to FMC stockholders	$107.2	$65.7	$201.2	$143.1
____________________

(1)
Results for all segments including corporate expense and other income (expense) are net of noncontrolling interests of $5.0 million and $8.4 million in the three and six months ended June 30, 2011, respectively and $3.2 million and $6.2 million for the three and six months ended June 30, 2010, respectively. The majority of these noncontrolling interests pertain to our Industrial Chemicals segment.

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

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income attributable to FMC stockholders (GAAP)	$107.2	$65.7	$201.2	$143.1
Corporate special charges (income), pre-tax	13.8	18.1	22.8	37.6
Income tax expense (benefit) on Corporate special charges (income)	(4.6)	(6.9)	(7.7)	(13.0)
Corporate special charges (income), net of income taxes	9.2	11.2	15.1	24.6
Discontinued operations, net of income taxes	8.9	19.3	16.9	25.0
Tax adjustments	(14.8)	(0.6)	(15.1)	3.0
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$110.5	$95.6	$218.1	$195.7
Three months ended June 30, 2011 compared to Three months ended June 30, 2010
In the discussion below, please refer to our chart titled "Segment Results Reconciliation" within the Results of Operations section. All comparisons are between the periods unless otherwise noted.
Segment Results
For management purposes, segment operating profit is defined as segment revenue less operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses and research and development expenses). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (income), non-operating pension and postretirement charges, investment gains and losses, loss on extinguishment of debt, asset impairments, Last-in, First-out ("LIFO") inventory adjustments, amortization of inventory step-up from business acquisitions and other related inventory adjustments, and other income and expense items.
Information about how some of these items relate to our businesses at the segment level is discussed in Note 18 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2010 consolidated financial statements in our 2010 10-K.
Agricultural Products

(in Millions)	Three Months Ended June 30,		Increase/(Decrease)
	2011	2010	$	%
Revenue	$329.6	$293.9	$35.7	12%
Operating Profit	94.3	79.6	14.7	18
Revenue of $329.6 million increased approximately 12 percent versus the prior year quarter due to strong sales in Europe/Middle East/Africa ("EMEA"), Latin America and Asia, offset by a decline in North America. Sales in North America declined 10 percent to $91.9 million reflecting the shift in some herbicide volumes to the first quarter and less favorable weather conditions than a year ago. Latin America revenue of $111.7 million increased 12 percent driven by favorable market conditions across the region, particularly in Brazil's sugarcane and cotton markets, as well as in Argentina and Mexico. Revenue in Asia of $68.3 million increased 41 percent reflecting continued strong market conditions, particularly in China, Indonesia and India, favorable currency impacts and selective price increases. Sales in EMEA of $57.6 million increased 33 percent due to strong herbicide volume in Europe, higher insecticide volumes in Africa and favorable exchange impacts.
Agricultural Products' operating profit of $94.3 million increased approximately 18 percent compared to the year-ago quarter, reflecting the sales growth partially offset by a 15% or $6.4 million increase in selling, general and administrative costs mainly for targeted growth initiatives and higher people-related costs.

Specialty Chemicals

(in Millions)	Three Months Ended June 30,		Increase/(Decrease)
	2011	2010	$	%
Revenue	$228.5	$214.6	$13.9	6%
Operating Profit	56.0	51.1	4.9	10
Revenue in Specialty Chemicals was $228.5 million, an increase of approximately six percent versus the prior-year quarter. The increase was driven by higher selling prices in all businesses and strong volume growth in pharmaceutical ingredients and lithium specialties.
BioPolymer revenue of $169.7 million increased approximately eight percent from the prior-year quarter. This increase was due to higher volumes which increased revenue by three percent, favorable pricing which impacted sales by two percent and the impact of a stronger euro which accounted for the remaining three percent. The volume gains and higher pricing was primarily due to sales gains in pharmaceutical ingredients in all product lines and gains in food ingredients sales which were driven by dairy and beverage markets in Asia, particularly China.
Lithium revenue of $58.8 million increased approximately three percent compared to prior year. Currency impacts for the quarter resulted in a three percent increase in revenue while pricing was up four percent and volumes were down four percent from the prior year. Lithium sales growth was led by butyl-lithium serving pharmaceutical and chemical synthesis markets. Lithium has been impacted by tightening of supply.
Segment operating profit of $56.0 million increased 10 percent versus the year ago quarter, primarily driven by strong commercial performance in BioPolymer and lithium specialties. Favorable manufacturing costs in BioPolymer were offset by higher manufacturing costs in Lithium resulting from logistical challenges arising from adverse weather conditions in Argentina. Selling, general and administrative expense increased by 18 percent or $3.1 million to support growth initiatives.
Industrial Chemicals

(in Millions)	Three Months Ended June 30,		Increase/(Decrease)
	2011	2010	$	%
Revenue	$254.8	$269.2	$(14.4)	(5)%
Operating Profit	36.2	29.9	6.3	21
Revenue in Industrial Chemicals was $254.8 million, a decrease of approximately five percent versus the prior-year quarter. The decrease is primarily attributable to the exit of our phosphate and sulfur derivative businesses in Spain during 2010. The absence of phosphate and sulfur derivatives revenue in the second quarter of 2011 resulted in overall revenue declines in the segment of approximately 11 percent. Additionally, lower volumes reduced segment revenues by two percent. The decline in these revenues were partially offset by higher pricing across the segment of five percent, favorable currency impacts of one percent and higher freight billings of two percent.
Alkali revenues of $167.8 million were up five percent due to higher pricing particularly in the export market which offset slightly lower volumes. Export demand continues to be robust, especially in Asia and Latin America. In our domestic market, we experienced higher pricing due to constrained supply while volume growth continues to be in line with the demand recovery being experienced in flat glass, detergents and chemicals.
The segment also experienced increased pricing in our Peroxygens division, where quarter revenues increased by 10 percent to $75.9 million. The increased pricing was primarily in our hydrogen peroxide and persulfates product lines which was slightly offset by reduced volumes in our sodium percarbonate product line, which we also announced the phase-out of during the three months ended June 30, 2011.
Revenues of $11.1 million were flat year over year in Zeolites and Silicates.
Segment operating profit of $36.2 million increased approximately 21 percent versus the year ago quarter primarily as a result of the higher pricing experienced in Alkali and hydrogen peroxide. The phosphate and sulfur derivative businesses had a loss of approximately $3.0 million in second quarter 2010. Additionally, some higher manufacturing costs in the peroxygens business and the start up costs associated with our Granger facility were offset by favorable production efficiencies in our Alkali division during the quarter. Selling, general and administrative costs increased 15 percent or $1.8 million, mainly for targeted growth initiatives.

Other Results of Operations
Corporate expenses
Corporate expenses of $15.6 million in the second quarter of 2011 increased slightly as a result of consulting expenses associated with our Vision 2015 initiatives as compared to the second quarter of 2010 of $14.9 million. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.
Other income (expense), net
Other income (expense), net is comprised primarily of last-in, first-out (“LIFO”) inventory adjustments and certain employee benefits, including incentive compensation. Our business segments account for their inventory utilizing a first-in-first-out ("FIFO") basis of accounting. The LIFO inventory adjustments are not allocated to the business segments and therefore are recorded to "Other income (expense), net". Other expense increased to $4.9 million in the second quarter of 2011 from $0.7 million of other income in the same period of 2010. The increase in expense was due primarily to a charge related to an increase in our LIFO inventory reserve of $1.3 million which for the three months ended June 30, 2010 was income of $2.9 million, resulting in a period-to-period change of $4.2 million. Additionally, the second quarter of 2010 was positively impacted by $2.3 million due to the favorable impact of the mark to market of our deferred compensation liability which did not recur in the second quarter of 2011. Other income (expense), net is included as a component of the line item “Costs of sales and services” on our condensed consolidated statements of income.
Interest expense, net
Interest expense, net for the second quarter of 2011 was $10.5 million as compared to the first quarter of 2010 of $9.4 million. The increase was primarily due to the interest expense of $3.2 million recognized on increased borrowings under our foreign debt in the second quarter 2011 as compared to $2.5 million in the same period for 2010.

Corporate special income (charges)
Restructuring and other charges (income)
These charges totaled $9.3 million in the second quarter of 2011 compared to $15.3 million in the second quarter of 2010. Please see the table and further discussion regarding our restructuring and other charges (income) in Note 7 to our condensed consolidated financial statements included in this Form 10-Q. Charges (income) in this category for the quarter ended June 30, 2011, include the following:
Restructuring charges and asset impairments:

•
A $5.5 million charge related to severance and employee benefits associated with our phase-out of the Sodium Percarbonate plant assets in La Zaida, Spain, which is part of our Industrial Chemicals segment. The plant assets will operate through the fourth quarter of 2011 and therefore we will recognize approximately $14 million of accelerated depreciation through to the end of 2011.

•	A $0.8 million charge related to miscellaneous exit activities associated with our Huelva, Spain facility, which is part of our Industrial Chemicals segment.

•	A $0.1 million charge related to additional miscellaneous disposal costs associated with our Specialty Chemicals segment.
Other charges (income), net:

•	Corporate net charges of $1.9 million relating to environmental remediation at operating sites.

•	A $1.0 million charge primarily related to our Agricultural Products segment renewing rights under a collaboration and license agreement with a third-party company.
The restructuring and other charges (income) of $15.3 million recorded in the second quarter of 2010 were a result of the following:
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

•	Severance costs due to workforce restructurings of $0.4 million related to our Industrial Chemicals segment.

•	A $0.9 million gain related to foreign currency translation adjustment as a result of the liquidation of a legal entity that owned a co-generation facility at Foret.
Other charges (income), net:

•	Corporate net charges of $6.1 million relating to environmental remediation at operating sites.

•	A $5.7 million charge related to our Agricultural Products segment acquiring certain rights relating to a herbicide compound still under development.

•	$1.8 million of net charges primarily related to a legal settlement associated with the U.S. hydrogen peroxide matter in our Industrial Chemicals segment.

•	$0.8 million of other charges primarily representing the accrual of interest associated with a European Commission fine.
Non-operating pension and postretirement charges
The charge for the three months ended June 30, 2011 was $4.5 million compared to $2.8 million for the three months ended June 30, 2010. The increase in charges is a result of amortization related to pension asset losses incurred in 2008. The difference between actual pension investment activity and the estimated rate established at the beginning of each fiscal year results in a gain or loss that is amortized into income over future periods. A decrease in actual plan discount rates in both 2010 and 2009 have also contributed to the higher charges. A decrease in actual plan discount rates compared to the estimated discount rate established at the beginning of the fiscal year results in a loss that is amortized into income over future periods. These expenses are included as a component of the line item "Selling, general and administrative expenses" on our condensed consolidated statements of income.
Provision for income taxes
Provision for income taxes was $25.7 million for the second quarter of 2011 compared to a provision of $33.8 million for the prior year period resulting in effective tax rates of 17.5 percent and 27.7 percent, respectively. The decrease in the effective tax rate was primarily a result of a tax adjustment to reduce our liability for unrecognized tax benefits of approximately $14.1 million as a result of settlements of audits. Additionally, changes in the mix of domestic income compared to income earned outside of the U.S. also impacted the effective tax rate. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S.
Discontinued operations, net of income taxes
Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued between 1976 and 2001. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.
Discontinued operations, net of income taxes totaled a charge of $8.9 million for the three months ended June 30, 2011, compared to a charge of $19.3 million for the three months ended June 30, 2010. The charge for the three months ended June 30, 2011, was primarily related to an increase in our reserves associated with our Front Royal site, operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations.
The charge for the three months ended June 30, 2010, was primarily related to an increase in the provision for environmental issues at our Middleport site as well as operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations.

Net income attributable to FMC stockholders
Net income attributable to FMC stockholders increased to $107.2 million for the three months ended June 30, 2011, from $65.7 million for the three months ended June 30, 2010. The increase was primarily due to higher operating profits in all three of our segments, a lower effective tax rate due to the reversal of uncertain tax contingencies, significantly lower restructuring and other charges (income) and discontinued operations. These items were partially offset by the increase in LIFO inventory adjustments.
Six months ended June 30, 2011 compared to Six months ended June 30, 2010
In the discussion below, please refer to our chart titled "Segment Results Reconciliation" within the Results of Operations section. All comparisons are between the periods unless otherwise noted.
Segment Results
Agricultural Products

(in Millions)	Six Months Ended June 30,		Increase/(Decrease)
	2011	2010	$	%
Revenue	$673.2	$598.5	$74.7	12%
Operating Profit	194.8	172.4	22.4	13
Revenue of $673.2 million increased approximately 12 percent versus the prior year period due to strong sales in North America, Latin America and Asia offset by the expected decline in EMEA. North America revenue of $208.9 million increased 15 percent due increased volumes as a result of strong market demand for our pre-emergent herbicides partially offset by unfavorable weather conditions experienced in the second quarter of 2011. Latin America revenue of $246.2 million increased 14 percent driven by favorable market conditions, particularly in Brazil's sugarcane and cotton markets, and growth in planted acres for key crops. Revenue in Asia of $129.8 million increased 37 percent reflecting continued strong market conditions, particularly in Australia, China, Indonesia and India. As expected, these increases were partially offset by a decline in EMEA revenues of 16 percent to $88.3 million. The decline was primarily driven by the absence of sales of our bifenthrin product in Europe which is further discussed below under "Certain Regulatory Issues".
Agricultural Products' operating profit of $194.8 million increased approximately 13 percent compared to prior year, reflecting the strong sales growth partially offset by increased selling and administrative expenses of $12.6 million or 15 percent for targeted growth initiatives, higher people-related costs and unfavorable exchange impacts.
In 2011, we expect full-year revenue growth of approximately 10 percent driven by increased volumes, particularly in Latin America, Asia and North America, due to strong market conditions and growth in new and recently introduced products. Full-year segment operating profit growth of approximately 10 percent reflecting the sales gains partially offset by higher spending on targeted growth initiatives and higher raw material costs.
Certain Regulatory Issues
In our Agricultural Products segment, several products are undergoing re-registration in the U.S. and/or a comparable regulatory review by the European Union (“EU”) governmental authorities. In August 2006, the U.S. Environmental Protection Agency (“EPA”) issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide under the U.S. federal pesticide law. The IRED proposed cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses, while maintaining tolerances for imported commodities (bananas, coffee, rice and sugarcane). The EPA reiterated its proposal in January 2008, with the issuance of a draft Notice of Intent to cancel carbofuran use (“Notice”). In February 2008, the EPA convened a Scientific Advisory Panel meeting to evaluate scientific issues relevant to the Notice. Separately, the U.S. Department of Agriculture issued its comments on the Notice, stating that carbofuran should continue to be registered. On July 24, 2008, the EPA published a proposal to revoke all carbofuran tolerances under the Federal Food Drug and Cosmetic Act in advance of any issuance of a final Notice under the federal pesticide law. We responded to that notice, expressing our strong disagreement with the EPA's proposal to revoke tolerances and our belief that carbofuran residues on food do not pose a threat to human health. In May 2009, the EPA published its final revocation of all carbofuran tolerances effective December 31, 2009. We filed our objections to this revocation and requested a hearing before an administrative law judge. On October 30, 2009, the EPA denied our objections and our request for a hearing. We believed that we were entitled to a hearing and therefore challenged the EPA's decision by seeking judicial review in the U.S. federal courts. In light of the December 31, 2009, tolerance revocation, we ceased sales of carbofuran in the United States. FMC's sales of our carbofuran products in the United States were not significant and termination of such U.S. sales did not have a material effect on the

Company's financial condition or results of operations. On July 23, 2010, the U.S. Court of Appeals for the D.C. Circuit (“the Court of Appeals”) ruled that the EPA acted arbitrarily and capriciously in revoking the import tolerances, and ordered that those tolerances be reinstated. However, the Court did not extend its rationale to the domestic tolerances and instead ruled that the EPA had the right to deny our request for administrative hearing. We subsequently filed a petition for writ of certiorari with the U.S. Supreme Court to overturn the adverse ruling by the Court of Appeals. In May 2011, the U.S. Supreme Court denied our petition, effectively closing our opportunity for potential judicial relief from EPA's tolerance denial. As a result, in June 2011, we voluntarily requested cancellation of all remaining U.S. pesticide registrations for carbofuran formulations.
In the EU, following an administrative appeals process, the European Commission's proposal to exclude our bifenthrin product from the European Commission's official list of approved pesticides, was adopted on November 30, 2009. FMC had an additional six months to sell bifenthrin in the EU (i.e., through end-May 2010), and subsequently, in most EU countries, there is up to 6-12 months for further sale by distributors or dealers, and use by farmers. On December 30, 2010, the French Ministry of Agriculture issued a notice adding bifenthrin, along with eight other pesticidal active ingredients, to the “Grenelle” list of pesticides. While not superseding the remaining sell-out and usage period allowed by the EU decision, the Grenelle listing has had the practical effect of discouraging product use in France during 2011. At the European level, we have re-submitted for reconsideration and the product dossier is now being reviewed by relevant European authorities. At the French level, we believe that the Grenelle listing was unwarranted and contrary to French administrative law, and we are challenging the decision. Through these efforts, we are seeking to minimize the interruption in existing and future bifenthrin sales in the European market. During 2011, however, we are not selling any bifenthrin for agricultural use into the EU and the absence of such sales will not have a material effect on the Company's financial condition or results of operations.
We intend to defend vigorously all our products in the U.S., EU and other countries' regulatory processes where FMC's pesticide products will be reviewed in the ordinary course of regulatory programs during 2011 as part of the ongoing cycle of re-registration in countries around the world. The Brazilian health surveillance agency has informed us that they intend to review carbofuran along with 13 other major pesticides, but has yet to issue any required formal announcement that identifies their specific concerns or preliminary position on re-registration. We are cooperating and defending our product in this process. Under the Brazilian regulatory process, any recommendation would require public notice and comment as well as concurrence from the Brazilian environmental and agricultural ministries before any regulatory change is effective. Thus, we do not expect a sales impact in Brazil in 2011.
Specialty Chemicals

(in Millions)	Six Months Ended June 30,		Increase/(Decrease)
	2011	2010	$	%
Revenue	$438.6	$417.2	$21.4	5%
Operating Profit	100.9	91.9	9.0	10
Revenue in Specialty Chemicals was $438.6 million, an increase of approximately five percent versus the prior year. The increase was driven primarily by volume increases and higher pricing in BioPolymer and favorable pricing in lithium specialties.
BioPolymer revenue of $329.7 million increased approximately six percent from the prior year. This increase was due to higher volumes which increased revenue by four percent, favorable pricing which impacted sales by one percent and the impact of a stronger euro which accounted for the remaining one percent. The volume gains and higher pricing was primarily due to higher sales in both the food ingredients and pharmaceutical markets.
Lithium revenue of $108.9 million increased approximately two percent compared to the prior year. Currency impacts resulted in a two percent increase in revenue while pricing was up three percent and volumes were down three percent from the prior year. Lithium has been impacted by tightening of supply.
Segment operating profit of $100.9 million increased 10 percent versus the prior year. The increase was primarily driven by the volume gains, higher pricing and favorable mix in BioPolymer and favorable pricing in Lithium offset by lower volumes due to adverse weather conditions in Argentina. Selling, general and administrative expenses increased by 12 percent or $4.3 million to support growth initiatives.
In 2011, we expect full-year revenue growth in the mid-single digits, driven by higher volumes and selling prices in BioPolymer and lithium specialties. Full-year segment operating profit growth of approximately 10 percent is expected, reflecting higher sales, partially offset by increased spending on growth initiatives and higher raw material costs.
As we anticipate ongoing growth for MCC on a global basis, especially high in rapidly developing economies, in March 2011 we completed the expansion of our MCC plant in Cork, Ireland. The expansion, now in full production, increased our global capacity by approximately 25 percent for food and pharmaceutical grade MCC.

Industrial Chemicals

(in Millions)	Six Months Ended June 30,		Increase/(Decrease)
	2011	2010	$	%
Revenue	$497.3	$519.3	$(22.0)	(4)%
Operating Profit	76.5	64.4	12.1	19
Revenue in Industrial Chemicals was $497.3 million, a decrease of approximately four percent versus the prior year. The decrease is primarily attributable to the exit of our phosphate and sulfur derivative businesses in Spain during 2010. The absence of phosphate and sulfur derivatives revenue in 2011 resulted in overall revenue declines in the segment of approximately twelve percent. Additionally, lower volumes reduced segment revenues by one percent. The decline in these revenues were partially offset by higher pricing across the segment, particularly in soda ash, which impacted revenues by approximately six percent. Higher freight billing and favorable currency impacts increased revenue by approximately three percent.
Alkali revenues of $328.3 million increased seven percent over the prior year due to higher pricing particularly in the export market which offset slightly lower volumes. Export demand continues to be robust, especially in Asia and Latin America. In our domestic market, we experienced higher pricing due to constrained supply while volume growth continues to be in line with the demand recovery being experienced in flat glass, detergents and chemicals.
Peroxygens revenues of $145.2 million increased 12 percent over the prior year driven primarily by higher pricing and slightly favorable currency impacts. The increased pricing was primarily in our hydrogen peroxide and specialty persulfates product lines.
Revenues of $23.8 million were flat year over year in Zeolites and Silicates.
Segment operating profit of $76.5 million increased approximately 19 percent versus the year ago period primarily as a result of the higher pricing documented above. The phosphate and sulfur derivative businesses added $1.9 million of segment operating earnings in the first half of 2010, which was primarily the result of a benefit of a one-time commercial settlement resulting from a “take or pay” contract provision. Additionally, the startup costs associated with our Granger soda ash facility were offset by favorable production efficiencies in Alkali. Selling, general and administrative costs increased 11 percent or $2.6 million for targeted growth initiatives.
In 2011, we expect full-year revenue to be approximately level as higher selling prices in soda ash and peroxygens and volume growth in soda ash export markets will be offset by the absence of revenue from the exited phosphate and sulfur derivative businesses. Full-year operating profit growth of approximately 30 percent driven by higher sales gains in soda ash and peroxygens and the mix shift toward specialty peroxygens.
Recent events in Venezuela, such as hyperinflation, devaluation of currency, government price controls, parallel exchange rates, and political issues have created significant risks and uncertainties for the Venezuelan subsidiaries of multinational corporations. We hold a noncontrolling investment in a Venezuelan phosphate business, Tripoliven C.A. The value of this investment on our condensed consolidated balance sheet at June 30, 2011 is approximately $9 million.  While there has been a lag between the declaration and payment to us of dividends from Tripoliven, we did receive dividends from Tripoliven during 2010. We do not believe there is any impairment of Tripoliven at June 30, 2011, as Tripoliven continues to operate as a profitable business and we expect in the future to recover at least the value of our investment. If our investment in Tripoliven were to be totally impaired, it would have an immaterial impact on our liquidity or consolidated financial position, but the impairment charge would have a one-time effect on our results of operations in the period in which it would be recorded.
Other Results of Operations
Corporate expenses
We recorded expenses of $32.4 million in the first six months of 2011 compared to $27.0 million in the same period 2010. The increase was primarily due to increased incentive compensation of approximately $1.0 million and consulting expenses of approximately $3.0 million incurred during 2011 compared to the same period in 2010. The increase in consulting expenses is a result of the initiatives which began in the latter part of 2010, primarily involving global procurement, aimed at reducing the costs of goods and services purchased on a world-wide basis. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.

Other income (expense), net
Other expense increased to $12.2 million in the first six months of 2011 from $2.2 million in the same period of 2010. The increase was primarily due to expense related to an increase in our LIFO inventory reserves in 2011 of $2.7 million versus the six months ended June 30, 2010 where we had income of $5.8 million, resulting in a period-to-period change of $8.5 million. Additionally, the first six months of 2010 was positively impacted by $1.5 million due to the favorable impact from the mark to market of our deferred compensation liability which did not recur in the same period of 2011. Other income (expense), net is included as a component of the line item “Costs of sales and services” on our condensed consolidated statements of income.
Interest expense, net
Interest expense, net for the first half of 2011 was $20.4 million as compared to the same period for 2010 of $19.4 million. The increase was primarily due to the interest expense of $6.0 million recognized on increased borrowings under our foreign debt in the first six months 2011 as compared to $4.9 million in the same period for 2010.
Corporate special income (charges)
Restructuring and other charges (income)
These charges totaled $13.8 million in the first half of 2011 compared to $32.0 million in for the same period in 2010. Charges (income) in this category for the six months ended June 30, 2011, include the following:
Restructuring charges and asset impairments:

•
A $5.5 million charge related to severance and employee benefits associated with our phase-out of the Sodium Percarbonate plant assets in La Zaida, Spain, which is part of our Industrial Chemicals segment.

•	A $1.4 million charge related to additional miscellaneous disposal costs associated with our Alginates manufacturing operations in our Specialty Chemicals segment.

•	A $1.5 million charge primarily related to miscellaneous exit activities associated with our Huelva, Spain facility, which is part of our Industrial Chemicals segment.

•	A $0.4 million charge from additional miscellaneous exit and disposal costs related to our Santa Clara, Mexico facility, which is part of our Industrial Chemicals segment.

•	A $0.4 million of severance charges related to other restructuring activities in our Industrial Chemicals and Specialty Chemicals segments.
Other charges (income), net:

•	Corporate net charges of $3.0 million relating to environmental remediation at operating sites.

•	A $0.7 million charge related to our Agricultural Products segment renewal rights under a collaboration and license agreement with a third-party company.

•
$0.9 million of charges representing the accrual of interest associated with a European Commission fine as further described in Note 17 to our condensed consolidated financial statements included in this Form 10-Q.

The restructuring and other charges (income) of $32.0 million recorded in the six months ended June 30, 2010 were a result of the following:
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

•	Severance costs due to workforce restructurings of $1.3 million related to our Industrial Chemicals segment.

•	A $0.9 million gain related to foreign currency translation adjustment as a result of the liquidation of a legal entity that owned a co-generation facility at Foret.

•	$0.2 million of charges primarily representing adjustments related to previously recorded restructuring reserves.
Other charges (income), net:

•	Corporate net charges of $8.4 million relating to environmental remediation at operating sites.

•	A $5.7 million charge related to our Agricultural Products segment acquiring certain rights relating to a herbicide compound still under development.

•	$1.8 million of net charges primarily related to a legal settlement associated with the U.S. hydrogen peroxide matter in our Industrial Chemicals segment.

•	$1.7 million of other charges primarily representing the accrual of interest associated with a European Commission fine.
Non-operating pension and postretirement charges
The charge for the six months ended June 30, 2011 was $9.0 million compared to $5.6 million for the six months ended June 30, 2010. The increase in charges is a result of amortization related to pension asset losses incurred in 2008. A decrease in actual plan discount rates in both 2010 and 2009 have also contributed to the higher charges.
Provision for income taxes
Provision for income taxes was $66.3 million for the first six months of 2011 compared to a provision of $74.5 million for the prior year period resulting in effective tax rates of 22.6 percent and 29.9 percent, respectively. The decrease in the effective tax rate is consistent with the change in the three months ended June 30, 2011, which is related to the tax adjustment to reverse the uncertain tax liability. The change was also impacted by a tax adjustment of $3.5 million recorded during the six months ended June 30, 2010, that did not repeat in 2011. This was due to a charge associated with a change in the tax treatment of the Medicare Part D subsidy which was enacted as part of the recent U.S. health care reform legislation. Additionally, changes in the mix of domestic income compared to income earned outside of the U.S. also impacted the effective tax rate. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S.
Discontinued operations, net of income taxes
Discontinued operations, net of income taxes totaled a charge of $16.9 million for the six months ended June 30, 2011, compared to a charge of $25.0 million for the six months ended June 30, 2010. The charge for the six months ended June 30, 2011, was primarily related to an increase in our reserves associated with our Front Royal site, operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations.
The charge for the six months ended June 30, 2010, was primarily related to an increase in the provision for environmental issues at our Middleport site as well as operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations.

Net income attributable to FMC stockholders
Net income attributable to FMC stockholders increased to $201.2 million for the six months ended June 30, 2011, from $143.1 million for the six months ended June 30, 2010. The increase was primarily due to higher operating profits in all three of our segments, a lower effective tax rate due to the reversal of uncertain tax contingencies, significantly lower restructuring and other charges (income) and discontinued operations. These items were partially offset by the increase in corporate expenses and LIFO inventory adjustments.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at June 30, 2011 and December 31, 2010, were $186.6 million and $161.5 million, respectively. Of the cash and cash equivalents balance at June 30, 2011, $59.2 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings. In the event that funds from our foreign subsidiaries are repatriated to the U.S., we would be required to accrue and pay U.S. taxes on those amounts.
At June 30, 2011, we had total debt of $622.9 million as compared to $637.9 million at December 31, 2010. This included $485.5 million and $503.0 million of long-term debt (excluding current portions of $110.2 million and $116.4 million) at June 30, 2011 and December 31, 2010, respectively. Short-term debt, which consists solely of foreign borrowings, increased to $27.2 million at June 30, 2011, compared to $18.5 million at December 31, 2010.
Domestic Credit Agreement
Our domestic credit agreement provides for a five-year, $600 million revolving credit facility which matures on August 28, 2012. The borrowings from this facility are available for general corporate purposes, including issuing letters of credit up to a $300 million sub-limit. The domestic credit agreement also contains an option under which, subject to certain conditions, we may request an increase in the facility to $1 billion.
Loans under the facility bear interest at a floating rate, either a base rate as defined in the domestic credit agreement or the applicable euro currency rate for the relevant term plus an applicable margin. At June 30, 2011, the applicable euro currency margin was 0.3 percent, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At June 30, 2011, the borrowing rate under our domestic credit agreement was 0.5 percent per annum.
We had no borrowings under our domestic credit agreement at June 30, 2011 and December 31, 2010. Letters of credit outstanding under the domestic credit agreement totaled $146.8 million and $130.4 million at June 30, 2011 and December 31, 2010, respectively. As such, available funds under the domestic credit agreement were $453.2 million and $469.6 million at June 30, 2011 and December 31, 2010, respectively.
European Credit Agreement
We also have a European credit agreement that provides for an unsecured revolving credit facility in the amount of €220 million. Borrowings may be denominated in euros or U.S. dollars. FMC and our Dutch finance subsidiary’s direct parent provide guarantees of amounts due under the European credit agreement. On August 13, 2010, we amended this agreement to extend its maturity to August 28, 2012.
Loans under the European credit agreement bear interest at a euro currency base rate, which for loans denominated in euros is the Euro InterBank Offered Rate, and for loans denominated in dollars is London Interbank Offered Rate (“LIBOR”) in each case plus a margin. The applicable margin under our European credit agreement is subject to adjustment based on the credit rating assigned to our senior unsecured debt. At June 30, 2011, the applicable margin was 1.8 percent and the applicable borrowing rate under the European credit agreement was 2.0 percent per annum.
At June 30, 2011 and December 31, 2010, respectively, we had no revolving credit facility borrowings under the European credit agreement. Available funds under this facility were $316.3 million and $289.1 million at June 30, 2011 and December 31, 2010, respectively.
Among other restrictions, the domestic credit agreement and the European credit agreement contain financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended June 30, 2011, was 1.1 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended June 30, 2011, was 14.6 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at June 30, 2011.

Statement of Cash Flows
Cash required by operating activities was $163.0 million for the first six months of 2011.
Income from continuing operations of $226.5 million included net charges of $9.2 million, of which $1.6 million was for non-cash asset write-downs related to the exit of various facilities and $7.6 million of other facilities exit costs to be settled in cash, mainly for severance costs and lease obligations. Cash spending on restructuring and other charges in the first six months of 2011 was $33.2 million primarily related to the Huelva facility shutdown. Also included in income from continuing operations was $3.0 million for environmental and remediation at our operating sites, which will be spent in years beyond 2011. Net cash spending on environmental remediation at our operating sites in the first six months of 2011 was $4.2 million which was recorded against pre-existing reserves. Income from continuing operations is also adjusted for other non-cash items which include share-based compensation expense and excess tax benefits from share-based compensation.
Improved trade receivable collections resulted in a cash addition of $3.4 million due primarily to reduced collection time particularly in Agricultural Products. Additionally, accrued customer rebates was an addition to cash of $80.5 million due to increased sales primarily in our Agricultural Products segment. These rebates are primarily in North America and Brazil and generally settle in the fourth quarter of each year, however, have increased from the prior year due to higher revenues in these areas. These cash additions were more than offset by a cash outflow of $63.6 million to increase our inventory balance driven by projected strong demand for the second half of 2011 in Agricultural Products and accounts payable which decreased $75.2 million due primarily to liquidation of vendor payables associated with our exited phosphate business in 2011.
Accrued pension and other postretirement benefits were a use of cash of $41.6 million which included a voluntary contribution to our U.S. defined benefit plan of $36.0 million.
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
Cash required by operating activities of discontinued operations was $19.2 million and $11.9 million for the first six months of 2011 and 2010, respectively.
This change was primarily due to increased net environmental spending in the six months ended June 30, 2011, compared to the prior year period.
Cash required by investing activities was $78.9 million and $65.6 million for the first six months of 2011 and 2010, respectively.
The increase in spending during the six months ended June 30, 2011, as compared to the same period in 2010 was primarily due to increased capital expenditures associated with capacity expansions.
Cash required by financing activities was $41.8 million and $34.9 million for the first six months of 2011 and 2010.
This increase is primarily due to higher repayments on our long-term debt, partially offset by an increase in our short-term debt borrowings and less repurchases of common stock during the six months ended June 30, 2011.
Other potential liquidity needs
Our cash needs for 2011 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, contributions to our pension plans, environmental spending, restructuring and legal settlements associated with the EU fine. We plan to meet our liquidity needs through available cash; cash generated from operations and borrowings under our committed revolving credit facilities. We continually evaluate our options for divesting real estate holdings and property, plant and equipment that are no longer integral to any of our core operating businesses.
Projected 2011 capital expenditures are expected to be approximately 45 percent higher than 2010 levels, primarily to increase capacity in BioPolymer, Lithium and Alkali.
Projected 2011 spending includes approximately $33.0 million of net environmental remediation spending. This spending does not include expected spending of approximately $6.6 million in 2011 on capital projects relating to environmental control facilities. Also, we expect to spend approximately $23.9 million in 2011 for environmental compliance costs, which we will include as a component of costs of sales and services in our condensed consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls above the foregoing projections.
In regard to our U.S. qualified defined benefit pension plan (“U.S. Plan”), the markets rebounded significantly in 2009 and 2010, exemplified by the S&P 500 index in the U.S. increasing 26 percent in 2009 and 15 percent in 2010. As a result of higher returns and contributions, our U.S. Plan assets increased from $708.4 million at December 31, 2009 to $842.4 million at December 31, 2010. Our U.S. Plan assets comprise approximately 93 percent of our total plan assets with the difference representing plan assets related to foreign pension plans. We are maintaining the 8.5 percent assumption for the long-term rate of return on plan assets used in 2010 for 2011. In developing the assumption for the long-term rate of return on plan assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan's trust, which earned 15 percent in 2010 and has earned a compound annual rate of return of approximately 11 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors. Given an actively managed investment portfolio, the expected annual rate of return by asset class for our portfolio, using geometric averaging, and after being adjusted for an estimated inflation rate of approximately 2.5 percent, is between 8.6 percent and 10.3 percent for equities, and between 4.2 percent and 6.3 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumptions for the rate of return on assets. In order to reduce future funding volatility, we intend to contribute $55.0 million in 2011, which is in excess of the minimum requirements versus contributions of $80.0 million in 2010 and $75.0 million in 2009. We do not believe that the additional contribution will have a significant negative impact on our current and future liquidity needs. However, a continuation of the volatility of interest rates and negative equity returns under current market conditions may require greater contributions to the U.S. Plan in the future.
On July 21, 2011, we paid dividends totaling $10.8 million to our shareholders of record as of June 30, 2011. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of June 30, 2011.
On October 24, 2008, the Board of Directors authorized the repurchase of up to $250.0 million of our common stock. At December 31, 2010, $54.8 million remained unused of the 2008 authorization. On February 18, 2011, the Board authorized the repurchase of up to an additional $250.0 million of our common stock for a total of $304.8 million. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the three and six months ended June 30, 2011, 118,578 shares were repurchased under the publicly announced repurchase program for $10.0 million. We intend to purchase up to $100 million of our common stock in the third quarter of 2011. From time to time, we acquire shares from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law. Title VII of the Act contains significant changes in the ways derivatives are regulated. Several U.S. government regulatory agencies and departments are charged with developing the many regulations required under the new law. While the exact effects on FMC cannot be known until final regulations are promulgated, we believe they will not adversely affect our liquidity in a material way.
Commitments and Contingencies
See Note 17 to our condensed consolidated financial statements in this Form 10-Q for additional discussion surrounding our commitments and contingencies. As discussed in Note 17, a motion for summary judgment was decided in our favor on March 29, 2011for the Lewis et al v. FMC Corporation lawsuit. On April 28, 2011, the plaintiffs in the case filed an appeal of that decision to the U.S. Court of Appeals for the Second Circuit, but failed to perfect the appeal, and the case has now been dismissed. Additionally, we and Foret appealed the decision of the European Commission, and on June 16, 2011, the General Court affirmed the judgment of the Commission as to us and Foret. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and statutory interest. At June 30, 2011, the amount of the letter of credit was €30.5 million (U.S. $43.9 million).

Climate Change
A detailed discussion on climate change can be found in Part II, Item 7 of our 2010 Form 10-K. We expect the total greenhouse gas emissions from our Green River, Wyoming operations to increase in 2011 as we re-commission the first phase of natural soda ash capacity at our Green River facility known as Granger. Our carbon emissions intensity is expected to remain favorable in comparison with our synthetic soda ash competition. We have announced engineering of a second phase expansion at the Granger facility involving solution mining.  If approved, this expansion will likely require permitting for greenhouse gas emissions under the PSD provisions of the Clean Air Act. However, since the expansion will reduce our energy and carbon intensity, we do not anticipate a significant impact from greenhouse gas permitting.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Fair-Value Measurements
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
At June 30, 2011, our net financial instrument position was a net liability of $2.1 million compared to a net liability of $6.8 million at December 31, 2010. The change in the net financial instrument position was primarily due to lower unrealized losses in our commodity and foreign exchange portfolios.
Commodity Price Risk
Energy costs are approximately nine percent of our cost of sales and services and are diversified among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2011 and December 31, 2010, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease in the net liability position of $3.3 million at June 30, 2011, compared to a $3.4 million decrease of the net liability position at December 31, 2010. A 10 percent decrease in energy market prices would result in an increase of $3.3 million in the net liability position at June 30, 2011, compared to an increase of $3.4 million of the net liability position at December 31, 2010.
Our Agricultural Products segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of June 30, 2011 our net financial instrument position was immaterial. As of December 31, 2010, we had no such contracts in place.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2011 and December 31, 2010, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in an decrease of $44.0 million in the net asset position at June 30, 2011, compared to an increase of $33.3 million in the net liability position at December 31, 2010. As a result, at June 30, 2011, the net asset position would have become a net liability position. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in an increase of $52.9 million in the net asset position at June 30, 2011, compared to a decrease of $31.1 million in the net liability position at December 31, 2010. As a result, at December 31, 2010, the net liability position would have become a net asset position.
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2011 and December 31, 2010, we had no interest rate swap agreements.
Our debt portfolio, at June 30, 2011, is composed of 92 percent fixed-rate debt and 8 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our domestic and European credit agreements, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at June 30, 2011, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $0.3 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $0.2 million for the first six months of 2011.

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
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2011, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of June 30, 2011, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Corporation and subsidiaries as of December 31, 2010, and the related consolidated statements of income, changes in equity, cash flows and comprehensive income for the year then ended (not presented herein); and in our report dated February 22, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Philadelphia, Pennsylvania
August 3, 2011

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
As discussed in Note 17 to our condensed consolidated financial statement included within this Form 10-Q, a motion for summary judgment was decided in our favor on March 29, 2011for the Lewis et al v. FMC Corporation lawsuit. On April 28, 2011, the plaintiffs in the case filed an appeal of that decision to the U.S. Court of Appeals for the Second Circuit, but failed to perfect the appeal, and the case has now been dismissed. Additionally, as also discussed in Note 17, we and Foret appealed the decision of the European Commission to fine us in connection with alleged violations of competition laws, and on June 16, 2011, the General Court affirmed the judgment of the Commission as to us and Foret. We have provided a bank letter of credit in favor of the European Commission to guarantee our payment of the fine and statutory interest. At June 30, 2011, the amount of the letter of credit was €30.5 million (U.S. $43.9 million). There have been no other material developments in the other legal proceedings disclosed in Part I, Item 3 of our 2010 Form 10-K.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors reported in the Part I, Item 1A of our 2010 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
Q1 2011	46,733	$80.61	—	—	$304,810,180
April 1-30, 2011	—	$—	—	—	$304,810,180
May 1-31, 2011	118,578	$84.33	118,578	$9,999,973	$294,810,207
June 1-30, 2011	—	$—	—	—	$294,810,207
Q2 2011	118,578	$84.33	118,578	$9,999,973	$294,810,207
Total 2011	165,311	$83.28	118,578	$9,999,973	$294,810,207

On October 24, 2008, the Board of Directors authorized the repurchase of up to $250.0 million of our common stock. At December 31, 2010, $54.8 million remained unused of the 2008 authorization. On February 18, 2011, the Board authorized the repurchase of up to an additional $250.0 million of our common stock for a total of $304.8 million. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the three and six months ended June 30, 2011, 118,578 shares were repurchased under the publicly announced repurchase program for $10.0 million. We intend to purchase up to $100 million of our common stock in the third quarter of 2011. From time to time we acquire shares from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

ITEM 5.    OTHER INFORMATION

In the Proxy Statement soliciting stockholder votes in connection with the Company's Annual Meeting held on April 26, 2011, the Board of Directors recommended that the stockholders hold a vote to approve the compensation of the Company's named executive officers once every year.  At the Annual Meeting, the stockholders indicated the same preference, in a non-binding advisory vote.  In light of these results, the Board of Directors will hold an annual advisory vote on executive compensation.

Reporting Requirements Regarding Coal or Other Mine Safety
Section 1503 of the Dodd-Frank Act contains new reporting requirements regarding coal or other mine safety. We operate a mine in conjunction with our Green River, Wyoming facility, which is subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”), and is therefore subject to these reporting requirements. Presented in the table below is information regarding certain mining safety and health citations which MSHA has issued with respect to our operation as required by the Dodd-Frank Act. In evaluating this information, consideration should be given to the fact that citations and orders can be contested and appealed, and in that process, may be reduced in severity, penalty amount or sometimes dismissed (vacated) altogether.
The letters used as column headings in the table below correspond to the explanations provided underneath the table as to the information set forth in each column with respect to the numbers of violations, orders, citations or dollar amounts, as the case may be, during the second quarter of calendar year 2011 unless otherwise indicated.

(1)	For each coal or other mine, of which the issuer or a subsidiary of the issuer is an operator:

	(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)
Operation Name	Section 104	Section 104(b)	Section 104(d)	Section 110(b)(2)	Section 107(a)	Proposed Assessments*	Fatalities	Pending Legal Action
Westvaco	8**	—	—	—	—	$11,418	—	3
____________________
*    Assessments are generally delayed up to 60 days after the close of the inspection.
**    Only one of the eight are final orders. Seven citations are in contest proceedings.

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
(F)    The total dollar value of proposed assessments from the MSHA under the Mine Act.
(G)    The total number of mining related fatalities.
(H)    Any pending legal action before the Federal Mine Safety and Health Review Commission involving such coal or other mines.

a.	All cases listed are pending before the Office of Administrative Law Judges of the Federal Mine Safety and Health Review Commission on June 30, 2011.
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
Date: August 3, 2011

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED JUNE 30, 2011

Exhibit No.	Exhibit Description

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File