Form 10-Q
period 2011-09-30
FMC CORP
filed 2011-11-02
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at September 30, 2011
Common Stock, par value $0.10 per share	70,423,009

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in Millions, Except Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)
Revenue	$862.1	$772.5	$2,469.3	$2,305.8
Costs and Expenses
Costs of sales and services	574.7	517.8	1,595.0	1,519.5

Gross Margin	287.4	254.7	874.3	786.3

Selling, general and administrative expenses	110.6	99.9	325.4	286.4
Research and development expenses	27.8	24.0	75.5	69.8
Restructuring and other charges (income)	13.4	3.7	27.2	35.7
Total costs and expenses	726.5	645.4	2,023.1	1,911.4
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	135.6	127.1	446.2	394.4
Equity in (earnings) loss of affiliates	(0.5)	(1.0)	(3.1)	(1.9)
Interest expense, net	9.1	9.6	29.5	29.0
Income from continuing operations before income taxes	127.0	118.5	419.8	367.3
Provision for income taxes	29.8	32.3	96.1	106.8
Income from continuing operations	97.2	86.2	323.7	260.5
Discontinued operations, net of income taxes	(6.3)	(0.3)	(23.2)	(25.3)
Net income	90.9	85.9	300.5	235.2
Less: Net income attributable to noncontrolling interests	4.1	3.0	12.5	9.2
Net income attributable to FMC stockholders	$86.8	$82.9	$288.0	$226.0
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$93.1	$83.2	$311.2	$251.3
Discontinued operations, net of income taxes	(6.3)	(0.3)	(23.2)	(25.3)
Net income	$86.8	$82.9	$288.0	$226.0
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.31	$1.14	$4.35	$3.46
Discontinued operations	(0.09)	—	(0.33)	(0.35)
Net income	$1.22	$1.14	$4.02	$3.11
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.30	$1.14	$4.33	$3.43
Discontinued operations	(0.09)	(0.01)	(0.32)	(0.35)
Net income	$1.21	$1.13	$4.01	$3.08
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$109.4	$161.5
Trade receivables, net of allowance of $19.7 at September 30, 2011 and $21.7 at December 31, 2010	854.3	852.9
Inventories	444.3	347.8
Prepaid and other current assets	181.1	175.3
Deferred income taxes	101.2	108.7
Total current assets	1,690.3	1,646.2
Investments	26.0	22.4
Property, plant and equipment, net	954.8	918.5
Goodwill	204.2	194.4
Other assets	248.3	223.7
Deferred income taxes	266.0	314.7
Total assets	$3,389.6	$3,319.9
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$30.1	$18.5
Current portion of long-term debt	47.4	116.4
Accounts payable, trade and other	345.6	389.3
Accrued and other liabilities	174.6	223.0
Accrued payroll	57.1	66.3
Accrued customer rebates	197.7	100.9
Guarantees of vendor financing	13.8	24.1
Accrued pension and other postretirement benefits, current	9.5	9.5
Income taxes	33.7	15.4
Total current liabilities	909.5	963.4
Long-term debt, less current portion	493.6	503.0
Accrued pension and other postretirement benefits, long-term	252.7	307.5
Environmental liabilities, continuing and discontinued	208.6	209.9
Reserve for discontinued operations	39.8	38.6
Other long-term liabilities	107.1	108.3
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2011 or 2010	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2011 and 2010; 92,991,896 issued shares at September 30, 2011 and December 31, 2010, respectively	9.3	9.3
Capital in excess of par value of common stock	459.4	443.6
Retained earnings	2,108.8	1,853.0
Accumulated other comprehensive income (loss)	(293.5)	(311.7)
Treasury stock, common, at cost: 22,568,887 shares at September 30, 2011 and 21,506,052 shares at December 31, 2010	(966.0)	(862.7)
Total FMC stockholders’ equity	1,318.0	1,131.5
Noncontrolling interests	60.3	57.7
Total equity	1,378.3	1,189.2
Total liabilities and equity	$3,389.6	$3,319.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Nine Months Ended September 30,
	2011	2010
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income	$300.5	$235.2
Discontinued operations	23.2	25.3
Income from continuing operations	$323.7	$260.5
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	94.3	99.0
Equity in (earnings) loss of affiliates	(3.1)	(1.9)
Restructuring and other charges (income)	27.2	35.7
Deferred income taxes	68.9	44.7
Pension and other postretirement benefits	27.9	24.4
Share-based compensation	12.5	11.6
Excess tax benefits from share-based compensation	(6.3)	(51.5)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	—	(68.4)
Guarantees of vendor financing	(10.3)	(31.1)
Inventories	(94.2)	(25.5)
Other current assets and other assets	(15.8)	(24.1)
Accounts payable	(45.3)	38.0
Accrued and other current liabilities and other liabilities	4.0	(14.3)
Accrued payroll	(9.2)	(0.3)
Accrued customer rebates	97.1	97.7
Income taxes	(2.0)	53.7
Accrued pension and other postretirement benefits, net	(55.2)	(86.3)
Environmental spending, continuing, net of recoveries	(7.0)	(6.3)
Restructuring and other spending	(79.4)	(47.4)
Cash provided (required) by operating activities	327.8	308.2
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(12.6)	(8.8)
Payments of other discontinued reserves	(17.2)	(14.6)
Cash provided (required) by operating activities of discontinued operations	(29.8)	(23.4)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Nine Months Ended September 30,
	2011	2010
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(119.1)	$(95.3)
Acquisitions, net of cash acquired	(1.5)	—
Proceeds from disposal of property, plant and equipment	0.7	2.7
Other investing activities	(17.0)	(14.7)
Cash provided (required) by investing activities	(136.9)	(107.3)
Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	10.9	—
Increase (decrease) in short-term debt	11.8	(5.6)
Repayments of long-term debt	(90.4)	(4.0)
Proceeds from borrowings of long-term debt	—	34.3
Financing fees	(3.9)	—
Distributions to noncontrolling interests	(12.9)	(11.0)
Issuances of common stock, net	9.0	12.4
Excess tax benefits from share-based compensation	6.3	51.5
Dividends paid	(30.6)	(27.3)
Repurchases of common stock	(114.2)	(37.0)
Cash provided (required) by financing activities	(214.0)	13.3
Effect of exchange rate changes on cash and cash equivalents	0.8	(0.1)
Increase (decrease) in cash and cash equivalents	(52.1)	190.7
Cash and cash equivalents, beginning of period	161.5	76.6
Cash and cash equivalents, end of period	$109.4	$267.3
Supplemental disclosure of cash flow information: Cash paid for interest was $29.7 million and $30.3 million, and income taxes paid, net of refunds were $31.5 million and $28.1 million for the nine months ended September 30, 2011 and 2010, respectively.
See Note 14 regarding quarterly cash dividend.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the nine months ended September 30, 2011 and 2010, and our financial position as of September 30, 2011. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, and the related condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010, and condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.
Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010 (the “2010 10-K”).

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
Testing Goodwill for Impairment
In September 2011, the Financial Accounting Standards Board ("FASB") issued its updated guidance for the testing of goodwill for impairment. The update allows us the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit it less than its carrying amount. If after assessing qualitative factors it is determined that it is more likely than not the fair value of the reporting unit is less than its carrying amount, we will need to perform a more detailed goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The objective of this new approach is to simplify how entities test goodwill for impairment. We will adopt this new guidance starting with our 2012 annual goodwill impairment test.
Presentation of Comprehensive Income
In June 2011, the FASB issued its guidance regarding the presentation of comprehensive income. This new guidance, which we will adopt starting January 1, 2012, requires us to present total comprehensive income and its components and the components of net income in either a single continuous statement or two separate but consecutive statements. This guidance only impacts the location of the disclosure of comprehensive income within our consolidated financial statements and does not result in a change to the accounting treatment of comprehensive income.
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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 3: Acquisitions
In July 2011, we acquired a 50 percent controlling ownership interest in a new Argentine agrochemical distribution company named Ruralco Soluciones SA (Ruralco). Ruralco has been integrated into our Agricultural Products Group and fits our Vision 2015 strategy to expand our reach in rapidly developing economies, and will allow FMC to accelerate its growth and market access in Argentina's crop protection market. The acquisition of Ruralco, which primarily represents identifiable intangible assets, was accounted for as a business combination. The purchase price of Ruralco was allocated to the net assets acquired which primarily represents customer relationships as of the acquisition date. Goodwill of $4.2 million has been recorded based on the amount by which the purchase price exceeded the fair value of the net assets acquired.
The purchase price and allocation thereof, pro forma revenue, net income and earnings per share information related to the acquisition noted above is not presented because its impact on these measures in our condensed consolidated balance sheet and statements of income is not significant.
Acquisitions Subsequent Event
In October 2011, we completed the acquisition of RheinPerChemie GmbH, a European persulfates business. The acquisition is aimed at strengthening our Peroxygens' global reach and immediately broadens our product profile in Europe, the Middle East and Africa. The acquisition will be accounted for as a business combination. The acquired net assets at fair value and the results of operations of RheinPerChemie GmbH will be included in our consolidated results of operations following the acquisition date.
Additionally, in October 2011, we entered into a definitive agreement to acquire South Pole Biogroup Ltda., a Chilean-based natural color and specialty nutrition ingredients manufacturer. The acquisition further expands FMC's portfolio of naturally sourced specialty products used in the food, beverage, personal care, nutrition and pharmaceutical markets.
These acquisitions are in pursuit of our external growth goals for Vision 2015 objectives. The acquisitions themselves are relatively small but are very important foundation steps to achieving our growth goals.

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2011, are presented in the table below:

(in Millions)	Agricultural Products	Specialty Chemicals	Industrial Chemicals	Total
Balance, December 31, 2010	$2.8	$191.0	$0.6	$194.4
Acquisitions	4.2	—	—	4.2
Foreign Currency Adjustments	—	5.6	—	5.6
Balance, September 30, 2011	$7.0	$196.6	$0.6	$204.2
Acquisitions for the nine months ended September 30, 2011, related to the Ruralco acquisition, which is described in Note 3.
Our indefinite life intangible assets totaled $2.4 million at September 30, 2011 and December 31, 2010. The indefinite life intangible assets consist of trade names in our Agricultural Products segment.
Our finite-lived intangible assets totaled $55.4 million and $51.6 million at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, these finite-lived intangibles were allocated among our business segments as follows: $36.4 million in Agricultural Products, $18.1 million in Specialty Chemicals and $0.9 million in Industrial Chemicals. Finite-lived intangible assets consist primarily of patents, customer relationships, access and registration rights, industry licenses, developed formulations and other intangibles which are included in “Other assets” in the condensed consolidated balance sheets. The increase in finite-lived intangible assets during the nine months ended September 30, 2011 was primarily due to the purchase of certain intangible assets from a third party, the acquisition of Ruralco in our Agricultural Products segment and foreign currency translation. Amortization was not significant in the periods presented.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 5: Inventories
Inventories consisted of the following:

(in Millions)	September 30, 2011	December 31, 2010
Finished goods and work in process	$262.4	$225.6
Raw materials	181.9	122.2
Net inventory	$444.3	$347.8

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	September 30, 2011	December 31, 2010
Property, plant and equipment	$2,821.6	$2,777.2
Accumulated depreciation	1,866.8	1,858.7
Property, plant and equipment, net	$954.8	$918.5

Note 7: Asset Retirement Obligations
As of September 30, 2011, the balance of our asset retirement obligations was $28.0 million. This amount decreased $6.6 million from December 31, 2010, primarily due to payments against the reserve related to the Huelva and the Barcelona facility shutdowns. A more complete description of our asset retirement obligations can be found in Note 8 to our 2010 consolidated financial statements in our 2010 10-K.

Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2011	2010	2011	2010
Restructuring Charges and Asset Disposals	$12.3	$1.7	$21.5	$16.1
Other Charges (Income), Net	1.1	2.0	5.7	19.6
Total Restructuring and Other Charges	$13.4	$3.7	$27.2	$35.7

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

RESTRUCTURING CHARGES AND ASSET DISPOSALS

(in Millions)	Severance and Employee Benefits (1)	Asset Disposal Charges (2)	Other Charges (Income) (3)	Total
Sodium Percarbonate Phase-out	$—	$10.1	$—	$10.1
Huelva Shutdown	—	—	0.6	0.6
Other Items	0.5	0.5	0.6	1.6
Three months ended September 30, 2011	$0.5	$10.6	$1.2	$12.3
Alginates Restructuring	(0.6)	—	0.5	(0.1)
Bayport Butyllithium Shutdown	(0.1)	(0.1)	—	(0.2)
Barcelona Facility Shutdown	—	0.5	0.5	1.0
Santa Clara Shutdown	—	—	—	—
Other Items	1.0	—	—	1.0
Three months ended September 30, 2010	$0.3	$0.4	$1.0	$1.7

Sodium Percarbonate Phase-out	$5.5	$10.1	$—	$15.6
Alginates Restructuring	—	1.2	0.2	1.4
Huelva Shutdown	—	—	2.1	2.1
Santa Clara Shutdown	—	0.4	—	0.4
Other Items	0.9	0.5	0.6	2.0
Nine months ended September 30, 2011	$6.4	$12.2	$2.9	$21.5
Alginates Restructuring	(0.6)	0.7	6.0	6.1
Bayport Butyllithium Shutdown	(0.1)	(0.1)	(0.9)	(1.1)
Barcelona Facility Shutdown	(0.2)	10.1	0.7	10.6
Santa Clara Shutdown	—	—	(1.1)	(1.1)
Other Items	2.3	—	(0.7)	1.6
Nine months ended September 30, 2010	$1.4	$10.7	$4.0	$16.1
____________________

(1)	Represent severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represent accelerated depreciation and impairment charges on plant and equipment, which were or are to be abandoned. Asset disposal charges also included the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, see Note 7.

(3)
Other Charges primarily represent costs associated with accrued lease payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs as well as recoveries associated with restructuring.

The restructuring charges and asset disposals which commenced during 2011 are noted below. For further detail on the restructuring charges and asset disposals which commenced prior to 2011 see Note 7 to our consolidated financial statements included with our 2010 Form 10-K.
Sodium Percarbonate Phase-out
In June 2011, we made the decision to phase out operations of our Sodium Percarbonate plant assets in La Zaida, Spain and exit the sodium percarbonate business by fourth quarter 2011. The facility is part of our Spanish subsidiary FMC Foret, S.A. ("Foret") and is included in our Industrial Chemicals segment. Competitive disadvantages and underperforming results, since the start-up of operations in 2001, have made it uneconomical for FMC to continue sodium percarbonate operations. The plant assets will operate through the fourth quarter of 2011 and therefore we will recognize approximately $5 million of additional accelerated depreciation through the end of 2011.

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
Rollforward of Restructuring Reserves
The following table shows a rollforward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations, which are discussed in Note 7.

(in Millions)	Balance at 12/31/10	Change in reserves (2)	Cash payments	Other (4)	Balance at 9/30/11 (3)
Sodium Percarbonate Phase-out	$—	$5.5	$—	$(0.2)	$5.3
Alginates Restructuring	4.3	0.2	(1.5)	—	3.0
Huelva Restructuring	40.0	2.1	(32.5)	1.0	10.6
Barcelona Facility Shutdown	1.5	—	(0.3)	0.1	1.3
Other Workforce Related and Facility Shutdowns (1)	1.0	1.5	(1.3)	0.1	1.3
Total	$46.8	$9.3	$(35.6)	$1.0	$21.5
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.

(2)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. The accelerated depreciation and impairment charges noted above impacted our property, plant and equipment balances and are not included in the above tables.

(3)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.

(4)	Primarily foreign currency translation adjustments.
OTHER CHARGES (INCOME), NET

	Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)	2011	2010	2011	2010
Environmental Charges, Net	$1.1	$1.3	$4.1	$9.7
Legal Matters	—	(0.3)	—	1.5
Other, net	—	1.0	1.6	8.4
Other Charges (Income), Net	$1.1	$2.0	$5.7	$19.6
Environmental Charges, Net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites, see Note 11 for additional details.
Legal Matters
Legal matters primarily represents legal settlements associated with the U.S. hydrogen peroxide matter in our Industrial Chemicals segment. See Note 18 for additional details.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Other, Net
In the second quarter of 2010, our Agricultural Products segment acquired certain rights relating to a herbicide compound still under development. We recorded $5.7 million for these rights as a charge to "Restructuring and other charges (income)" in the condensed consolidated statements of income for the nine months ended September 30, 2010.

Note 9: Debt
2011 Credit Agreement
On August 5, 2011, we executed a new 2011 credit agreement (“the 2011 Credit Agreement”) which provides for a five-year, $1.5 billion unsecured revolving credit facility with the option to extend the maturity for up to an additional two years. The 2011 Credit Agreement also contains an option under which, subject to certain conditions, we may request an increase in the facility to $2.25 billion. This new facility replaces the two existing unsecured credit agreements (the domestic and European credit agreements) aggregating approximately $915.0 million that were scheduled to mature August 28, 2012.
There were no borrowings under the 2011 Credit Agreement at inception, and our prior domestic and European credit agreements dated as of August 28, 2007 and February 21, 2008, respectively, were terminated at that time. Obligations under the prior credit agreements and related transaction costs, fees, and expenses for the 2011 Credit Agreement were paid with available cash.
Loans under the 2011 Credit Agreement bear interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate for the relevant term, plus in each case, an applicable margin. The applicable margin is 1.13 percent per year, subject to adjustment based on the credit rating assigned to our senior unsecured debt. At September 30, 2011, the 2011 Credit Agreement applicable margin was 2.27 percent per annum.
Debt maturing within one year:
Debt maturing within one year consists of the following:

(in Millions)	September 30, 2011	December 31, 2010
Short-term debt	$30.1	$18.5
Current portion of long-term debt	47.4	116.4
Total debt maturing within one year	$77.5	$134.9
Short-term debt consisted of foreign credit lines at September 30, 2011 and December 31, 2010. We often provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.
Long-term debt:
Long-term debt consists of the following:

(in Millions)	September 30, 2011
	Interest Rate Percentage	Maturity Date	9/30/2011	12/31/2010
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.2-6.5%	2011-2035	$182.0	$182.0
Debentures (1)	7.8%	2011	—	45.5
Senior notes (less unamortized discount of $0.8 and $0.9, respectively)	5.2%	2019	299.2	299.1
2011 credit agreement	2.3%	2016	10.9	—
Foreign debt	0-15.0%	2013	48.9	92.8
Total long-term debt			541.0	619.4
Less: debt maturing within one year			47.4	116.4
Total long-term debt, less current portion			$493.6	$503.0
____________________

(1)	The debentures matured and were paid on July 1, 2011.
At September 30, 2011, we had $10.9 million in borrowings under the 2011 Credit Agreement. Letters of credit outstanding

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

under the 2011 Credit Agreement totaled $120.1 million. Therefore, available funds under this facility were $1,369.0 million at September 30, 2011.
Effective August 5, 2011, we terminated our domestic and European credit agreements. At December 31, 2010, we had no revolving credit facility borrowings under either the domestic or European credit agreement. Available funds under the European credit facility were $289.1 million at December 31, 2010. Letters of credit outstanding under the domestic credit agreement totaled $130.4 million at December 31, 2010. Therefore, available funds under the domestic credit agreement were $469.6 million at December 31, 2010.
Among other restrictions, the 2011 Credit Agreement contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended September 30, 2011, was 1.0 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended September 30, 2011, was 14.8 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at September 30, 2011.

Note 10: Discontinued Operations
Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued between 1976 and 2001. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax expense of $0.1 and $0.1 for the three and nine months ended September 30, 2011, and $0.1 and $0.3 for the three and nine months ended September 30, 2010, respectively)	$0.1	$0.3	$0.1	$0.6
Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations, net of recoveries (net of income tax benefit of $3.9 and $14.3 for the three and nine months ended September 30, 2011, and $3.5 and $19.1 for the three and nine months ended September 30, 2010, respectively)	(6.4)	(5.7)	(23.3)	(31.0)
Income from an adjustment associated with a tax matter related to a previously discontinued operation	—	5.1	—	5.1
Discontinued operations, net of income taxes	$(6.3)	$(0.3)	$(23.2)	$(25.3)
Three and Nine Months Ended September 30, 2011
During the three and nine months ended September 30, 2011, we recorded a $10.3 million ($6.4 million after-tax) charge and a $37.6 million ($23.3 million after-tax) charge, respectively, to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $3.6 million ($2.2 million after-tax) and $19.7 million ($12.2 million after-tax) for the three and nine months ended September 30, 2011, respectively, related primarily to a provision increase for environmental issues at our Front Royal site as well as operating and maintenance activities. See a rollforward of our environmental reserves in Note 11. We also recorded increases to legal reserves and expenses in the amount of $6.7 million ($4.2 million after-tax) and $17.9 million ($11.1 million after-tax) for the three and nine months ended September 30, 2011, respectively.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Three and Nine Months Ended September 30, 2010
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

Note 11: Environmental Obligations
We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $254.1 million and $241.8 million, excluding recoveries, have been provided at September 30, 2011 and December 31, 2010, respectively.
At September 30, 2011 and December 31, 2010 we recorded recoveries of $76.7 million and $68.6 million, respectively, representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” totaling $21.0 million and $16.9 million at September 30, 2011 and December 31, 2010 or as “Other assets” totaling $55.7 million and $51.7 million at September 30, 2011 and December 31, 2010 in the condensed consolidated balance sheets, respectively. Cash recoveries were $9.6 million in the first nine months of 2011. Total cash recoveries recorded for the year ended December 31, 2010, were $14.6 million.
The long-term portion of environmental reserves, net of recoveries, totaling $208.6 million and $209.9 million at September 30, 2011 and December 31, 2010, respectively, is included in “Environmental liabilities, continuing and discontinued” on the condensed consolidated balance sheets. The short-term portion of continuing obligations is recorded as “Accrued and other liabilities” on the condensed consolidated balance sheets.
We have estimated that reasonably possible environmental loss contingencies, net of expected recoveries, may exceed amounts accrued by approximately $110 million at September 30, 2011. The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter or year's results of operations in the future. However, we believe any such liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition and may be satisfied over the next 20 years or longer.
The table below is a rollforward of our total environmental reserves, continuing and discontinued, from December 31, 2010 to September 30, 2011:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2010	$224.9

Provision	35.1
Spending, net of recoveries	(26.9)
Net change	8.2
Total environmental reserves, net of recoveries at September 30, 2011	$233.1
Environmental reserves, current, net of recoveries (1)	24.5
Environmental reserves, long-term continuing and discontinued, net of recoveries	208.6
Total environmental reserves, net of recoveries at September 30, 2011	$233.1
____________________

(1)	“Current” includes only those reserves related to continuing operations. These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.
The increase in our provision for environmental reserves for the period December 31, 2010 to September 30, 2011 is primarily due to an increase in reserves for our Front Royal site. A summary of 2011 events that occurred in 2011 related to our Front Royal site as well as an update to the events that occurred in the third quarter related to our Pocatello site are described below.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Front Royal
On October 21, 1999, the Federal District Court for the Western District of Virginia approved a Consent Decree signed by FMC, the EPA (Region III) and the Department of Justice ("DOJ") regarding past response costs and future clean-up work at the discontinued fiber-manufacturing site in Front Royal, Virginia. In January 2010, the EPA issued a Record of Decision (ROD) for Operable Unit 7 (OU-7) primarily addressing waste basins and ground water, which should be the last operable unit to be remediated at the site. The reserve prior to 2011 included a provision for OU-7 and previously approved work for other operable units under the Consent Decree. During 2011, extensive design work occurred, providing the basis for an improved cost estimate for the construction of the groundwater treatment plant. The groundwater treatment plant is an integral component of the remedy required to address the OU-7 ROD. We recorded an increase to the reserve associated with the new treatment plant estimate during 2011. As part of a prior settlement, government agencies have reimbursed us for approximately one-third of the clean-up costs due to the government's role at the site, and we expect reimbursement to continue in the future. The amount of the reserve for this site was $38.6 million and $28.5 million at September 30, 2011 and December 31, 2010, respectively.
Pocatello
On September 26, 2011, EPA formally announced a Proposed Plan for interim remedial action at the FMC Pocatello site. The Proposed Plan calls for capping contaminated soils at the site, as well as extracting and treating contaminated groundwater. The Proposed Plan is consistent with the recommended alternative that had been presented to and endorsed by the National Remedy Review Board in April 2010. At that time, we adjusted our estimated liability for clean-up at this site and no further adjustment is required at this time.
The Shoshone-Bannock Tribes ("the Tribes") are objecting to the EPA's Proposed plan. The Tribes are seeking further investigations and studies to identify a technology to excavate and treat elemental phosphorus in soil. FMC has supported EPA's Proposed plan on the basis that there is no technology to safely excavate and treat the elemental phosphorus-contaminated soils and further studies will only delay the remediation and development of the site. The period for public comment on the Proposed Plan is currently scheduled to end on December 2, 2011. The amount of the reserve for this site was $66.6 million and $71.0 million at September 30, 2011 and December 31, 2010, respectively.
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
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 215,406 potential common shares excluded from Diluted EPS for the three and nine months ended September 30, 2011. There were no potential common shares excluded from Diluted EPS for the three and nine months ended September 30, 2010.
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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Earnings (loss) attributable to FMC stockholders:
Income from continuing operations attributable to FMC stockholders	$93.1	$83.2	$311.2	$251.3
Discontinued operations, net of income taxes	(6.3)	(0.3)	(23.2)	(25.3)
Net income	$86.8	$82.9	$288.0	$226.0
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.4)	(0.5)	(1.4)	(1.3)
Net income allocable to common stockholders	$86.4	$82.4	$286.6	$224.7

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.31	$1.14	$4.35	$3.46
Discontinued operations	(0.09)	—	(0.33)	(0.35)
Net income	$1.22	$1.14	$4.02	$3.11

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.30	$1.14	$4.33	$3.43
Discontinued operations	(0.09)	(0.01)	(0.32)	(0.35)
Net income	$1.21	$1.13	$4.01	$3.08

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	70,971	72,341	71,301	72,373
Weighted average additional shares assuming conversion of potential common shares	563	714	626	926
Shares – diluted basis	71,534	73,055	71,927	73,299

Note 13: Comprehensive Income
Comprehensive income includes all changes in equity during the period except those resulting from investments by owners and distributions to owners. Our comprehensive income for the three and nine months ended September 30, 2011 and 2010 consisted of the following:

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$90.9	$85.9	$300.5	$235.2
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $2.2 and $10.0 for the three and nine months ended September 30, 2011, respectively, and $3.5 and $7.6 for the three and nine months ended September 30, 2010, respectively	3.0	5.7	15.4	12.5
Foreign currency translation adjustment	(21.8)	35.9	6.2	(18.0)
Net deferral of hedging gains (losses) and other	(5.5)	(7.1)	(2.9)	(7.0)
Net unrealized pension and other benefit actuarial gains/(losses) and prior service (cost) credits	0.5	(1.3)	(0.5)	0.9
Comprehensive income	67.1	119.1	318.7	223.6
Less: Comprehensive income attributable to the noncontrolling interest	3.8	3.2	12.5	9.2
Comprehensive income attributable to FMC stockholders	$63.3	$115.9	$306.2	$214.4

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 14: Equity
Refer to the table below for a reconciliation of equity, equity attributable to the parent, and equity attributable to noncontrolling interests for the nine months ended September 30, 2011:

(in Millions, Except Per Share Data)	FMC’s Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2010	$1,131.5	$57.7	$1,189.2
Net income	288.0	12.5	300.5
Stock compensation plans	21.3	—	21.3
Excess tax benefits from share-based compensation	6.3	—	6.3
Shares for benefit plan trust	(0.9)	—	(0.9)
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $10.0	15.4	—	15.4
Net unrealized pension and other benefit actuarial gains/(losses) and prior service cost credits, net of income tax benefit of $0.3	(0.5)	—	(0.5)
Net deferral of hedging gains (losses) and other, net of income tax benefit of $1.8	(2.9)	—	(2.9)
Foreign currency translation adjustments	6.2	—	6.2
Dividends ($0.15 per share)	(32.2)	—	(32.2)
Repurchases of common stock	(114.2)	—	(114.2)
Noncontrolling interests associated with an acquisition (see Note 3)	—	3.0	3.0
Distributions to noncontrolling interests	—	(12.9)	(12.9)
Balance at September 30, 2011	$1,318.0	$60.3	$1,378.3
Dividends and Share Repurchases
On October 20, 2011, we paid dividends totaling $10.6 million to our shareholders of record as of September 30, 2011. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of September 30, 2011. For the nine months ended September 30, 2011 and September 30, 2010, we paid $30.6 million and $27.3 million in dividends, respectively.

On October 24, 2008, the Board of Directors authorized the repurchase of up to $250 million of our common stock. At December 31, 2010, $54.8 million remained unused of the 2008 authorization. On February 18, 2011, the Board authorized the repurchase of up to an additional $250 million of our common stock for a total of $304.8 million. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the three and nine months ended September 30, 2011, 1,274,900 and 1,393,478 shares, respectively, were repurchased under the publicly announced repurchase program for $100 million and $110 million, respectively. From time to time we acquire shares from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Note 15: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income) for the three and nine months ended September 30, 2011 and 2010:

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions)	Three Months Ended September 30,				Nine Months Ended September 30,
	Pensions		Other Benefits		Pensions		Other Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
Components of net annual benefit cost (income):
Service cost	$4.6	$4.5	$—	$0.1	$14.4	$13.9	$0.2	$0.2
Interest cost	15.3	16.3	0.3	0.7	46.1	47.7	1.5	1.9
Expected return on plan assets	(20.6)	(19.7)	—	—	(61.8)	(59.7)	—	—
Amortization of transition assets	—	(0.1)	—	—	—	(0.1)	—	—
Amortization of prior service cost (gain)	0.5	0.4	(0.4)	(0.1)	1.5	0.8	(0.6)	(0.1)
Recognized net actuarial and other (gain) loss	8.9	6.9	(0.5)	(0.1)	27.3	20.1	(0.7)	(0.3)
Net periodic benefit cost from continuing operations	$8.7	$8.3	$(0.6)	$0.6	$27.5	$22.7	$0.4	$1.7
We made voluntary cash contributions to our U.S. defined benefit pension plan of $48.0 million in the nine months ended September 30, 2011. We expect that our total voluntary cash contributions to the plan for 2011 will be approximately $55 million.

Note 16: Income Taxes
Provision for income taxes was $29.8 million resulting in an effective tax rate of 23.5 percent compared to expense of $32.3 million resulting in an effective tax rate of 27.3 percent for the three months ended September 30, 2011 and 2010, respectively. The decrease in the effective tax rate was primarily the result of tax benefits recognized for prior year tax matters.
Provision for income taxes was $96.1 million resulting in an effective tax rate of 22.9 percent compared to expense of $106.8 million resulting in an effective tax rate of 29.1 percent for the nine months ended September 30, 2011 and 2010, respectively. The decrease in the effective tax rate was primarily a result of a reduction in our liability for unrecognized tax benefits of approximately $14.1 million as a result of settlements of audits. The decrease was also impacted by a tax adjustment of $3.5 million recorded during the nine months ended September 30, 2010, due to a change in the tax treatment of the Medicare Part D subsidy which was enacted as part of the recent U.S. health care reform legislation, that did not repeat in 2011.
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

The estimated fair value of the financial instruments in the above table has been determined using available market information and appropriate valuation methods. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $609.8 million and $648.8 million and the carrying amount is $571.1 million and $637.9 million as of September 30, 2011 and December 31, 2010, respectively.

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

Interest Rate Risk
We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements to achieve a targeted mix of fixed and variable-rate debt. In the agreements, we exchange, at specified intervals, the difference between fixed and variable-interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2011 and December 31, 2010, we had no such swap agreements in place.

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

Financial Guarantees and Letter-of-Credit Commitments
We enter into various financial instruments with off-balance-sheet risk as part of the normal course of business. These off-balance sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit, and other assistance to customers (Note 18). Decisions to extend financial guarantees to customers, and the amount of collateral required under these guarantees is based on our evaluation of creditworthiness on a case-by-case basis.

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
As of September 30, 2011, we had open foreign currency forward contracts in AOCI in a net loss position of $6.2 million, before-tax ($4.2 million, after-tax), designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2012. At September 30, 2011, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $483.0 million.
As of September 30, 2011, we had current open commodity contracts in AOCI in a net loss position of $4.2 million, before-tax ($2.6 million after-tax), designated as cash flow hedges of underlying forecasted purchases, primarily natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2012. At September 30, 2011, we had 7.9 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $6.8 million of net losses after-tax, representing both, open foreign currency exchange contracts and open commodity contracts, $5.3 million of these losses would be realized in earnings during the twelve months ending September 30, 2012, if spot rates in the future are consistent with forward rates as of September 30, 2011. Approximately $1.5 million of net losses would be realized at various times, subsequent to September 30, 2012. The actual effect on earnings will be dependent on actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $456.8 million at September 30, 2011. We hold natural gas option instruments with a notional amount of approximately 0.4 million mmBTUs and 0.3 million bushels in aggregate notional volume of outstanding soybean contracts to hedge outstanding barter contracts at September 30, 2011.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The following table provides the fair value and balance sheet presentation of our derivative instruments as of September 30, 2011 and December 31, 2010.

(in Millions)		September 30, 2011	December 31, 2010
	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid and other current assets	$3.7	$0.7
Commodity contracts:
Energy contracts	Prepaid and other current assets	0.8	—
Total Derivative Assets		$4.5	$0.7

Foreign exchange contracts	Accrued and other liabilities	(10.3)	(0.5)
Commodity contracts:
Energy contracts	Accrued and other liabilities	(5.0)	(6.0)
Total Derivative Liabilities		$(15.3)	$(6.5)
Net Derivative Assets/(Liabilities)		$(10.8)	$(5.8)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Prepaid and other current assets	$8.7	$0.4
Commodity contracts:
Energy contracts	Prepaid and other current assets	—	0.2
Soybean contracts	Prepaid and other current assets	0.4	—
Total Derivative Assets		$9.1	$0.6

Foreign exchange contracts	Accrued and other liabilities	(0.3)	(1.6)
Commodity contracts:
Energy contracts	Accrued and other liabilities	—	—
Soybean contracts	Accrued and other liabilities	(0.4)	—
Total Derivative Liabilities		$(0.7)	$(1.6)
Net Derivative Assets/(Liabilities)		$8.4	$(1.0)
The information included in the above chart is also presented in our fair value table included below.
The following tables provide the impact of derivative instruments and related hedged items on the condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010.

Derivatives in Cash Flow Hedging Relationships

(in Millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Foreign exchange contracts	$(6.3)	$(1.7)	$3.0	$1.8	$(0.3)	$—
Commodity contracts:
Energy contracts	(0.7)	(3.6)	(1.7)	(1.3)	—	—
Total	$(7.0)	$(5.3)	$1.3	$0.5	$(0.3)	$—

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010
Foreign exchange contracts	$(4.5)	$0.1	$4.8	$3.1	$(0.1)	$0.2
Commodity contracts:
Energy contracts	1.1	(6.2)	(5.5)	(4.2)	—	—
Total	$(3.4)	$(6.1)	$(0.7)	$(1.1)	$(0.1)	$0.2
____________________

(a)	Amounts are included in “Cost of sales and services” on the condensed consolidated statements of income.

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(in Millions)		2011	2010	2011	2010
Foreign Exchange contracts	Cost of Sales and Services	$(2.1)	$(0.3)	$(4.6)	$(1.3)
Commodity contracts:
Energy contracts	Cost of Sales and Services	—	(0.4)	(0.2)	(0.8)
Total		$(2.1)	$(0.7)	$(4.8)	$(2.1)

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010.

(in Millions)	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
Common Stock (1)	$0.2	$0.2	$—	$—
Derivatives – Commodities: (2)
Energy contracts	0.8	—	0.8	—
Soybean contracts	0.4	—	0.4	—
Derivatives – Foreign Exchange (2)	12.4	—	12.4	—
Other (3)	19.6	19.6	—	—
Total Assets	$33.4	$19.8	$13.6	$—

Liabilities
Derivatives – Commodities: (2)
Energy contracts	$5.0	$—	$5.0	$—
Soybean contracts	0.4	—	0.4	—
Derivatives – Foreign Exchange (4)	10.6	—	10.6	—
Acquisition (5)	1.5	—	—	1.5
Other (6)	28.6	28.6	—	—
Total Liabilities	$46.1	$28.6	$16.0	$1.5

(in Millions)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
Common Stock (1)	$0.1	$0.1	$—	$—
Derivatives – Commodities: (2)
Energy contracts	0.2	—	0.2	—
Soybean contracts	—	—	—	—
Derivatives – Foreign Exchange (2)	1.1	—	1.1	—
Other (3)	22.1	22.1	—	—
Total Assets	$23.5	$22.2	$1.3	$—

Liabilities
Derivatives – Commodities: (2)
Energy contracts	$6.0	$—	$6.0	$—
Soybean contracts	—	—	—	—
Derivatives – Foreign Exchange (4)	2.1	—	2.1	—
Other (6)	32.2	32.2	—	—
Total Liabilities	$40.3	$32.2	$8.1	$—
____________________

(1)	Amounts included in “Investments” in the condensed consolidated balance sheets.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(2)	Amounts included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(3)
Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the condensed consolidated balance sheets.

(4)	Amounts included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(5)	Represents contingent consideration associated with the acquisition of Ruralco. See Note 3 for more information. The changes in this Level 3 liability were not material for the period presented.

(6)
Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the condensed consolidated balance sheets.

The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our condensed consolidated balance sheets during the nine months ended September 30, 2011 and the year ended December 31, 2010.

(in Millions)	Nine Months Ended September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Nine Months Ended September 30, 2011)
Assets
Long-lived assets to be abandoned (1)	$0.7	$—	$—	$0.7	$(10.1)
Total Assets	$0.7	$—	$—	$0.7	$(10.1)

Liabilities
Liabilities associated with exit activities (2)	$5.3	$—	$5.3	$—	$(5.5)
Total Liabilities	$5.3	$—	$5.3	$—	$(5.5)
____________________

(1)
In connection with the Sodium Percarbonate phase-out, we recorded charges to write down the value of the related long-lived assets to be abandoned to their salvage value of $0.7 million. The majority of the long-lived assets have a fair value of zero as they have no future use and are anticipated to be demolished. The loss noted in the above table represents the accelerated depreciation of these assets recorded during the period. The assets will operate through the fourth quarter of 2011 and therefore we will recognize additional accelerated depreciation through the end of 2011, see Note 8 for more information.

(2)	This amount represents severance liabilities associated with the Sodium Percarbonate phase-out, adjusted for foreign currency translation as further described in Note 8.

(in Millions)	Year ended December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2010)
Assets
Long-lived assets to be abandoned (1)	$6.0	$—	$—	$6.0	$(71.6)
Total Assets	$6.0	$—	$—	$6.0	$(71.6)

Liabilities
Asset retirement obligations (2)	$28.8	$—	$—	$28.8	$—
Liabilities associated with exit activities (3)	46.0	—	46.0	—	(46.0)
Total Liabilities	$74.8	$—	$46.0	$28.8	$(46.0)
____________________

(1)
We recorded charges of $69.4 million related to Huelva facility shutdown and $2.2 million for the write-off of certain other assets in our Industrial Chemicals segment during the year ended December 31, 2010. We recorded charges to write down the value of these long-lived assets to their salvage value of $6.0 million. The majority of the long-lived assets have a fair value of zero as they have no future use and are anticipated to be demolished. The loss noted in the above table represents the accelerated depreciation of these assets recorded during the period. See Note 8 for

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

additional details of the charges incurred related to the Huelva facility shutdown.

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

(3)
In connection with the Alginates restructuring discussed in Note 8, we recorded liabilities in the amount of $5.0 million during the year ended December 31, 2010, related to the accrual of costs associated with leased properties which we have ceased using. Also, in connection with the Huelva facility shutdown noted above, we recorded liabilities in the amount of $41.0 million mainly related to severance costs and contract termination fees.

Note 18: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at September 30, 2011:

(in Millions)
Guarantees:
Guarantees of vendor financing	$13.8
Foreign equity method investment debt guarantees	5.2
Total	$19.0
We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $13.8 million and $24.1 million at September 30, 2011 and December 31, 2010, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”. The change in the guarantees is generally due to the seasonality of the Agricultural Products business, particularly in Brazil.
We guarantee repayment of some of the borrowings of certain foreign affiliates accounted for using the equity method for investments. As of September 30, 2011, these guarantees had maximum potential payments of $5.2 million compared to $6.2 million at December 31, 2010.
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

European Union fine. In 2005, we and our wholly-owned Spanish subsidiary Foret received a Statement of Objections from the European Commission concerning alleged violations of competition law in the hydrogen peroxide business in Europe during the period 1994 to 2001. All of the significant European hydrogen peroxide producers received the Statement of Objections. Following a hearing, the European Commission imposed a fine on us and Foret in the aggregate amount of €25.0 million as a result of alleged violations during the period 1997-1999. In connection with this fine, we recorded an expense of $30.0 million (reflecting then-prevailing exchange rates) in our consolidated statements of income for the year ended December 31, 2006, as a component of “Restructuring and other charges (income).” We and Foret appealed the decision of the

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

European Commission, and on June 16, 2011, the General Court affirmed the judgment of the Commission as to us and Foret. On August 11, 2011, Foret paid the fine of €25.0 million (U.S. $36.3 million) and we paid €5.1 million (U.S. $7.5 million) in accrued interest. The proceeding is now concluded.

European competition action. Based on the results of the EU investigation into the hydrogen peroxide industry described above, multiple European purchasers of hydrogen peroxide who claim to have been harmed as a result of the alleged violations of European competition law by hydrogen peroxide producers assigned their legal claims to a single entity formed by a law firm, which then filed a law suit in Germany in March 2009 against European producers, including Foret. Initial defense briefs were filed in April 2010, and an initial hearing was held during the first quarter of 2011, at which time case management issues were discussed. At a subsequent hearing in October 2011, the Court indicated that it is considering seeking guidance from the European Court of Justice (“ECJ”) as to whether the German courts have jurisdiction over these claims. The judge has given all parties the opportunity to file written comments on this issue by December 20, 2011 and has indicated that she will report her decision on whether to refer the case to the ECJ on January 26, 2012. If the case is referred to the ECJ, a decision normally takes 12-18 months. Since the case is in the preliminary stages and is based on a novel procedure - namely the attempt to create a cross-border “class action” which is not a recognized proceeding under EU or German law - we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend this matter.

U.S. antitrust actions. In 2005, putative direct and indirect purchaser class action complaints were filed against six U.S. hydrogen peroxide producers (and certain of their foreign affiliates) in various federal and state courts alleging violations of U.S. antitrust laws. In 2009, FMC settled with the direct purchaser class for $10.0 million, with a pro rata credit for any claims we might wind up paying to plaintiffs who decided to opt out of the class settlement. We recorded the $10.0 million as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2008. Some class members (predominantly paper producers) opted out of this class settlement and pursued their claims directly against FMC and the other defendants. FMC settled or obtained the dismissal of these opt-out plaintiffs, as well as the indirect purchaser class claims, for an aggregate net cost of $2.0 million, which we recorded as a component of “Restructuring and other charges (income)” in our consolidated statements of income for the year ended December 31, 2010. As a result, all U.S. litigation against FMC regarding alleged price fixing in the hydrogen peroxide industry is now concluded.

Canadian antitrust actions. We still face putative class actions against us and five other major hydrogen peroxide producers in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. The other five defendants have settled these claims for a total of approximately $20.6 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide from 1994 to 2005. Our motion for leave to appeal the class certification decision was denied in June 2010. Since then, the case has been largely dormant. Neither side has produced documents. Since the proceedings are in the preliminary stages with respect to the merits, we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend these matters.

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

New York environmental claim. In late June 2004, we were served in a lawsuit captioned “Lewis et al v. FMC Corporation”, which was filed in United States District Court for the Western District of New York. The suit was brought by thirteen residents of Middleport, New York who alleged that we violated certain state and federal environmental laws and sought injunctive relief and monetary damages for personal injuries and property damage in connection with such alleged violations. A motion for summary judgment was decided in our favor on March 29, 2011. On April 28, 2011, the plaintiffs filed an appeal of that decision to the U.S. Court of Appeals for the Second Circuit, but failed to perfect the appeal, and the case was dismissed. The plaintiffs filed a new complaint in New York state court in late September 2011 on the state law claims on which the federal district judge did not rule in granting the summary judgment motion in the original lawsuit (nuisance, personal injury and property damage). In October 2011, we removed the new lawsuit from the state court to federal court based on diversity of citizenship and filed a motion to dismiss the case on the basis of improper and untimely service of process.

Other contingent liabilities. In addition to the matters disclosed above, we have certain other contingent liabilities arising from

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

litigation, claims, products we have sold, guarantees or warranties we have made, contracts we have entered into, indemnities we have provided, and other commitments incident to the ordinary course of business. Some of these contingencies are known - for example pending product liability litigation or claims - but are so preliminary that the merits cannot be determined, or if more advanced, are not deemed material based on current knowledge; and some are unknown - for example, claims with respect to which we have no notice or claims which may arise in the future, resulting from products we have sold, guarantees or warranties we have made, or indemnities we have provided. Therefore, we are unable to develop a reasonable estimate of our potential exposure of loss for these contingencies, either individually or in the aggregate, at this time. Based on information currently available and established reserves, we have no reason to believe that the ultimate resolution of our known contingencies, including the matters described in this Note, will have a material adverse effect on our consolidated financial position, liquidity or results of operations. However, there can be no assurance that the outcome of these contingencies will be favorable, and adverse results in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations in any one reporting period, or liquidity.

Note 19: Segment Information

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Agricultural Products	$382.1	$308.9	$1,055.3	$907.3
Specialty Chemicals	217.9	202.2	656.5	619.4
Industrial Chemicals	264.0	262.4	761.3	781.7
Eliminations	(1.9)	(1.0)	(3.8)	(2.6)
Total	$862.1	$772.5	$2,469.3	$2,305.8
Income (loss) from continuing operations before income taxes
Agricultural Products	$80.9	$75.1	$275.7	$247.5
Specialty Chemicals	47.6	47.1	148.5	139.0
Industrial Chemicals	36.0	30.0	112.5	94.3
Eliminations	—	0.1	—	0.2
Segment operating profit	164.5	152.3	536.7	481.0
Corporate	(12.8)	(15.9)	(45.2)	(42.9)
Other income (expense), net	(2.9)	(3.5)	(15.1)	(5.6)
Operating profit before the items listed below (1)	148.8	132.9	476.4	432.5
Interest expense, net	(9.1)	(9.6)	(29.5)	(29.0)
Restructuring and other income (charges) (2)	(13.4)	(3.7)	(27.2)	(35.7)
Non-operating pension and postretirement charges (3)	(3.4)	(4.1)	(12.4)	(9.7)
Provision for income taxes	(29.8)	(32.3)	(96.1)	(106.8)
Discontinued operations, net of income taxes	(6.3)	(0.3)	(23.2)	(25.3)
Net income attributable to FMC stockholders	$86.8	$82.9	$288.0	$226.0
____________________

(1)
Results for all segments including corporate expense and other income (expense) are net of noncontrolling interests of $4.1 million and $12.5 million in the three and nine months ended September 30, 2011, and $3.0 million and $9.2 million in the three and nine months ended September 30, 2010, respectively. The majority of the noncontrolling interests pertain to our Industrial Chemicals segment.

(2)
See Note 8 for details of restructuring and other charges (income). Amounts for the three months ended September 30, 2011, relate to Agricultural Products ($0.5 million), Specialty Chemicals ($0.5 million), Industrial Chemicals ($11.2 million) and Corporate ($1.2 million). Amounts for the three months ended September 30, 2010, relate to Agricultural Products ($0.6 million), Specialty Chemicals ($0.4 million-gain), Industrial Chemicals ($2.2 million) and Corporate ($1.3 million).

Amounts for the nine months ended September 30, 2011, relate to Agricultural Products ($1.2 million), Specialty Chemicals ($2.1 million), Industrial Chemicals ($19.7 million) and Corporate ($4.2 million). Amounts for the nine months ended September 30, 2010, relate to Agricultural Products ($6.7 million), Specialty Chemicals ($5.4 million),

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Industrial Chemicals ($14.8 million) and Corporate ($8.8 million).

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

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Sales
BioPolymer	$164.5	$151.9	$494.2	$462.5
Lithium	53.4	50.3	162.3	156.9
Total Specialty Chemicals Segment	$217.9	$202.2	$656.5	$619.4

(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Sales
Alkali	$177.5	$155.9	$505.9	$463.4
Peroxygens	75.4	69.3	220.2	199.2
Zeolites and Silicates, other	11.1	9.7	35.2	30.1
Phosphates and Sulfur Derivative	—	27.5	—	89.0
Total Industrial Chemicals Segment	$264.0	$262.4	$761.3	$781.7

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

•	Environmental obligations and related recoveries

•	Impairment and valuation of long-lived assets

•	Pensions and other postretirement benefits

•	Income taxes
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
2011 Highlights

Our businesses continue to experience positive results from the increase in global economic activity resulting in higher volumes and higher pricing. Results for the three and nine months ended September 30, 2011, reflect increases in both consolidated revenues and earnings driven by solid performance in all three of our operating segments.

The following are the more significant developments in our businesses during the three months ended September 30, 2011:

•
Revenue of $862 million for the three months ended September 30, 2011 increased $117 million or 16 percent versus the last year when excluding the approximate $28 million impact of revenues from the exited phosphate and sulfur derivatives businesses in Spain during 2010.  Revenue increased in all businesses and in all regions. A more detailed review of revenues by segment are discussed further on under the section titled "Results of Operations". On a regional basis - adjusted to exclude exited businesses discussed above - sales in Europe, Middle East and Africa increased 16 percent, sales in Asia were up 23 percent, sales in Latin America grew 26 percent and sales in North America were up 5 percent.

•
Our gross margin of $287 million increased by $33 million or approximately 13 percent versus last year's third quarter. Gross margin percent of 33 percent equaled that of last year, as higher selling prices offset higher costs.

•
Selling, general and administrative expenses, excluding non-operating pension and postretirement charges, of $107 million increased approximately $11 million or 12 percent, largely due to increased spending on targeted growth initiatives in our agricultural products business and to a lesser extent foreign exchange.

•
Adjusted Earnings after-tax from continuing operations attributable to FMC stockholders of approximately $99 million increased approximately $13 million or 15 percent primarily due to higher operating results in all three of our segments. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

•
During the quarter, we experienced an increase in restructuring and other charges (income) of $10 million.  The majority of the increase in the restructuring charges is associated with the phase out of the Sodium Percarbonate plant assets in La Zaida, Spain.

•	We also completed the following Vision 2015 growth initiatives:

◦	In July 2011, we established Ruralco Soluciones, a joint venture in Argentina to directly access the country's large and growing agrochemicals market.

◦
In September 2011, we formed Natronx Technologies in partnership with Church & Dwight and TATA Chemicals to manufacture and market sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations.

◦	In October 2011, we completed the acquisition of the persulfates business of RheinPerChemie to accelerate our shift to high-margin specialty peroxygens.

◦	Additionally, in October 2011, we announced an agreement to acquire BioGroup, a leading natural colors and health ingredients producer to broaden our food ingredients portfolio.

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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Agricultural Products	$382.1	$308.9	$1,055.3	$907.3
Specialty Chemicals	217.9	202.2	656.5	619.4
Industrial Chemicals	264.0	262.4	761.3	781.7
Eliminations	(1.9)	(1.0)	(3.8)	(2.6)
Total	$862.1	$772.5	$2,469.3	$2,305.8
Income (loss) from continuing operations before income taxes
Agricultural Products	$80.9	$75.1	$275.7	$247.5
Specialty Chemicals	47.6	47.1	148.5	139.0
Industrial Chemicals	36.0	30.0	112.5	94.3
Eliminations	—	0.1	—	0.2
Segment operating profit	$164.5	$152.3	$536.7	$481.0
Corporate	(12.8)	(15.9)	(45.2)	(42.9)
Other income (expense), net	(2.9)	(3.5)	(15.1)	(5.6)
Operating profit before the items listed below (1)	148.8	132.9	476.4	432.5

Interest expense, net	(9.1)	(9.6)	(29.5)	(29.0)
Corporate special income (charges):
Restructuring and other (charges) income	(13.4)	(3.7)	(27.2)	(35.7)
Non-operating pension and postretirement charges (2)	(3.4)	(4.1)	(12.4)	(9.7)
Provision for income taxes	(29.8)	(32.3)	(96.1)	(106.8)
Discontinued operations, net of income taxes	(6.3)	(0.3)	(23.2)	(25.3)
Net income attributable to FMC stockholders	$86.8	$82.9	$288.0	$226.0
____________________

(1)
Results for all segments including corporate expense and other income (expense) are net of noncontrolling interests of $4.1 million and $12.5 million in the three and nine months ended September 30, 2011, respectively and $3.0 million and $9.2 million for the three and nine months ended September 30, 2010, respectively. The majority of these noncontrolling interests pertain to our Industrial Chemicals segment.

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

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income attributable to FMC stockholders (GAAP)	$86.8	$82.9	$288.0	$226.0
Corporate special charges (income), pre-tax	16.8	7.8	39.6	45.4
Income tax expense (benefit) on Corporate special charges (income)	(5.5)	(2.7)	(13.2)	(15.7)
Corporate special charges (income), net of income taxes	11.3	5.1	26.4	29.7
Discontinued operations, net of income taxes	6.3	0.3	23.2	25.3
Tax adjustments	(5.2)	(2.3)	(20.3)	0.7
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$99.2	$86.0	$317.3	$281.7
Three months ended September 30, 2011 compared to three months ended September 30, 2010
In the discussion below, please refer to our chart titled "Segment Results Reconciliation" within the Results of Operations section. All comparisons are between the periods unless otherwise noted.
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
Agricultural Products

(in Millions)	Three Months Ended September 30,		Increase/(Decrease)
	2011	2010	$	%
Revenue	$382.1	$308.9	$73.2	24%
Operating Profit	80.9	75.1	5.8	8
Revenue of $382.1 million increased approximately 24 percent versus the prior year quarter as sales gains were achieved in all regions. Sales in North America improved nine percent to $49.3 million reflecting higher insecticide volumes. Latin America revenue of $227.3 million increased 31 percent driven by favorable market conditions, particularly in Brazil, driven by key crops such as sugarcane, cotton and soybeans. Revenue in Asia of $64.7 million increased 18 percent as a result of newly-launched products, market access initiatives and favorable market conditions in most key countries including, India, Pakistan, China and Thailand. Sales in Europe, Middle East and Africa (EMEA) of $40.8 million increased 16 percent due to strong herbicide volumes in Europe.
Agricultural Products' operating profit of $80.9 million increased approximately 8 percent compared to the year-ago quarter, reflecting the sales growth partially offset by higher raw material costs, less favorable product and geographic mix and a 19% or $9 million increase in selling, general and administrative costs mainly for focused growth initiatives. In addition, segment earnings were unfavorably impacted by the rapid devaluation of the Brazilian Real at the very end of the quarter.
Specialty Chemicals

(in Millions)	Three Months Ended September 30,		Increase/(Decrease)
	2011	2010	$	%
Revenue	$217.9	$202.2	$15.7	8%
Operating Profit	47.6	47.1	0.5	1
Revenue in Specialty Chemicals was $217.9 million, an increase of approximately eight percent versus the prior-year quarter. The increase was driven primarily by higher selling prices across the segment and volume growth in pharmaceutical excipients and lithium specialties.
BioPolymer revenue of $164.5 million increased approximately eight percent from the prior-year quarter. This increase was due to higher volumes which increased revenue by one percent, favorable pricing which impacted sales by three percent and the impact of a stronger euro which accounted for the remaining four percent. Higher selling prices were experienced across the business, while higher volumes were primarily due to pharmaceutical excipients in India and Europe.
Lithium revenue of $53.4 million increased approximately six percent compared to the prior year. Currency impacts for the quarter resulted in a two percent increase in revenue while pricing was up five percent and volumes were down two percent from the prior year. Lithium sales growth was led by higher selling prices in both lithium primaries and specialties. The energy storage market continues to be the highest growth market, supplemented by steady growth in butyl-lithium serving the polymer and pharmaceutical synthesis markets.
Segment operating profit of $47.6 million increased one percent versus the year ago quarter, primarily driven by strong commercial performance discussed above. The strong commercial performance was largely offset by higher raw material and energy costs within the segment and weather-related operating impacts at our Argentina lithium facility. Selling, general and administrative expense increased by 24 percent or $4.1 million to support growth initiatives.
Industrial Chemicals

(in Millions)	Three Months Ended September 30,		Increase/(Decrease)
	2011	2010	$	%
Revenue	$264.0	$262.4	$1.6	1%
Operating Profit	36.0	30.0	6.0	20
Revenue in Industrial Chemicals was $264.0 million, an increase of approximately one percent versus the prior-year quarter. The absence of phosphate and sulfur derivatives revenue in the third quarter of 2011 negatively impacted revenues in the segment of approximately 11 percent. The negative impact from the absence of phosphate and sulfur derivative revenue was more than offset by favorable pricing, currency and higher freight billings. Third quarter segment revenue increased due to higher pricing across the segment of seven percent, higher volumes of one percent, favorable currency impacts of two percent and higher freight billings of two percent.
Alkali revenues of $177.5 million were up 14 percent due to higher pricing particularly in the export market and higher volumes. Export demand continues to be robust, especially in Asia and Latin America. In our domestic market, we experienced higher pricing due to constrained supply while volume growth continues to be in line with the demand recovery being experienced in flat glass, detergents and chemicals.
The segment also experienced increased pricing in our Peroxygens division, where quarter revenues increased by nine percent to $75.4 million. The increased pricing was primarily in our hydrogen peroxide and persulfates product lines which was slightly offset by reduced volumes in our sodium percarbonate product line, which we announced the phase-out of during 2011.
Revenues of $11.1 million increased slightly from $9.7 million year over year in Zeolites and Silicates.
Segment operating profit of $36.0 million increased approximately 20 percent versus the year ago quarter primarily as a result of the higher pricing experienced in Alkali and hydrogen peroxide. The exited phosphate and sulfur derivative businesses had a loss of approximately $1.2 million in third quarter 2010. Partially offsetting the favorable pricing were some higher manufacturing costs in the peroxygens business and in our Alkali division associated with the moving of the longwall mining equipment during the quarter. Selling, general and administrative costs increased 12 percent or $1.5 million, mainly for targeted growth initiatives.
Other Results of Operations

Corporate expenses
Corporate expenses of $12.8 million in the third quarter of 2011 decreased $3.1 million from $15.9 million primarily due to consulting expenses associated with our Vision 2015 initiatives which were incurred in the third quarter of 2010. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.
Other income (expense), net
Other income (expense), net is comprised primarily of last-in, first-out (“LIFO”) inventory adjustments and certain employee benefits, including incentive compensation. Our business segments account for their inventory utilizing a first-in-first-out ("FIFO") basis of accounting. The LIFO inventory adjustments are not allocated to the business segments and therefore are recorded to "Other income (expense), net". Other expense decreased to $2.9 million in the third quarter of 2011 from $3.5 million in the same period of 2010. The third quarter of 2011 was positively impacted by $2.3 million due to the favorable impact of the mark to market of our deferred compensation liability which represented a charge of $1.2 million in the third quarter of 2010. This reduction in other expense was partially offset by a charge related to an increase in our LIFO inventory reserve of $1.4 million which for the three months ended September 30, 2010 was income of $2.9 million. Other income (expense), net is included as a component of the line item “Costs of sales and services” on our condensed consolidated statements of income.
Interest expense, net
Interest expense, net for the third quarter of 2011 was $9.1 million as compared to the third quarter of 2010 of $9.6 million. The decrease was primarily due to the maturity of our 7.8% debenture on July 1, 2011, resulting in a reduction to interest expense of $0.9 million.
Corporate special income (charges)
Restructuring and other charges (income)
These charges totaled $13.4 million in the third quarter of 2011 compared to $3.7 million in the third quarter of 2010. Please see the table and further discussion regarding our restructuring and other charges (income) in Note 8 to our condensed consolidated financial statements included in this Form 10-Q. Charges (income) in this category for the quarter ended September 30, 2011, include the following:
Restructuring charges and asset impairments:

•
A $10.1 million charge related to accelerated depreciation associated with our phase-out of the Sodium Percarbonate plant assets in La Zaida, Spain, which is part of our Industrial Chemicals segment. The plant assets will operate through the fourth quarter of 2011. We will recognize approximately $5 million of additional accelerated depreciation through to the end of 2011.

•	A $0.6 million charge related to miscellaneous exit activities associated with our Huelva, Spain facility, which is part of our Industrial Chemicals segment.

•	$1.6 million of other net charges primarily related to adjustments to previously recorded restructuring reserves.
Other charges (income), net:

•	Corporate net charges of $1.1 million relating to environmental remediation at operating sites.
The restructuring and other charges (income) of $3.7 million recorded in the third quarter of 2010 were a result of the following:
Restructuring charges and asset impairments:

•	A $1.0 million charge in our Industrial Chemicals segment due to our decision in 2009 to phase out operations of our Barcelona, Spain facility.

•	$0.7 million of other net charges primarily related to adjustments to previously recorded restructuring reserves.
Other charges (income), net:

•	Corporate net charges of $1.3 million relating to environmental remediation at operating sites.

•	$0.7 million of other miscellaneous net charges.
Non-operating pension and postretirement charges

The charge for the three months ended September 30, 2011 was $3.4 million compared to $4.1 million for the three months ended September 30, 2010. These expenses are included as a component of the line item "Selling, general and administrative expenses" on our condensed consolidated statements of income.
Provision for income taxes
Provision for income taxes was $29.8 million for the third quarter of 2011 compared to a provision of $32.3 million for the prior year period resulting in effective tax rates of 23.5 percent and 27.3 percent, respectively. The decrease in the effective tax rate was primarily the result of tax benefits recognized for prior year tax matters. Additionally, changes in the mix of domestic income compared to income earned outside of the U.S. also impacted the effective tax rate. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S.
Discontinued operations, net of income taxes
Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued between 1976 and 2001. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.
Discontinued operations, net of income taxes totaled a charge of $6.3 million for the three months ended September 30, 2011, compared to a charge of $0.3 million for the three months ended September 30, 2010. The charge for the three months ended September 30, 2011, was primarily related to an increase in our reserves for operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations.
The charge for the three months ended September 30, 2010, was primarily related to an increase in our reserve for operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations, partially offset by income from an adjustment associated with a tax matter related to a previously discontinued operation.
Net income attributable to FMC stockholders
Net income attributable to FMC stockholders increased to $86.8 million for the three months ended September 30, 2011, from $82.9 million for the three months ended September 30, 2010. The increase was primarily due to higher operating profits in all three of our segments, decreased corporate expenses and a lower effective tax rate as stated above. These items were partially offset by the increase in restructuring and other charges and discontinued operations.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010
In the discussion below, please refer to our chart titled "Segment Results Reconciliation" within the Results of Operations section. All comparisons are between the periods unless otherwise noted.
Segment Results
Agricultural Products

(in Millions)	Nine Months Ended September 30,		Increase/(Decrease)
	2011	2010	$	%
Revenue	$1,055.3	$907.3	$148.0	16%
Operating Profit	275.7	247.5	28.2	11
Revenue of $1,055.3 million increased approximately 16 percent versus the prior year period due to strong sales in North America, Latin America and Asia offset by the expected decline in EMEA. North America revenue of $259.1 million increased 14 percent due to increased volumes as a result of strong market demand for our pre-emergent herbicides partially offset by unfavorable weather conditions experienced in the second quarter of 2011. Latin America revenue of $473.1 million increased 21 percent driven by favorable market conditions, particularly in Brazil's sugarcane, cotton and soybean markets, and growth in planted acres for key crops. Revenue in Asia of $194.4 million increased 30 percent reflecting continued strong market conditions, particularly in Australia, China, Indonesia Thailand, Pakistan and India. As expected, these increases were partially offset by a decline in EMEA revenues of eight percent to $128.7 million. The decline was primarily driven by the absence of sales of our bifenthrin product in Europe which is further discussed below under "Certain Regulatory Issues".
Agricultural Products' operating profit of $275.7 million increased approximately 11 percent compared to prior year, reflecting the strong sales growth partially offset by increased raw material costs and a $21.6 million or 16 percent increase in selling and administrative expenses for focused growth initiatives, higher people-related costs and unfavorable exchange impacts.
In 2011, we expect full-year revenue growth of approximately 15 percent driven by increased volumes, particularly in Latin America, Asia and North America, due to strong market conditions and growth in new and recently introduced products. We expect full-year segment operating profit growth of approximately 10 percent driven by the sales gains partially offset by increased spending on targeted growth initiatives and higher raw material costs.
Certain Regulatory Issues
In our Agricultural Products segment, several products are undergoing re-registration in the U.S. and/or a comparable regulatory review by the European Union (“EU”) governmental authorities. In August 2006, the U.S. Environmental Protection Agency (“EPA”) issued its “Interim Reregistration Eligibility Decision” (“IRED”) for our carbofuran insecticide under the U.S. federal pesticide law. The IRED proposed cancellation of all carbofuran uses in the United States, subject to a phase out period for certain minor crop uses, while maintaining tolerances for imported commodities (bananas, coffee, rice and sugarcane). The EPA reiterated its proposal in January 2008, with the issuance of a draft Notice of Intent to cancel carbofuran use (“Notice”). In February 2008, the EPA convened a Scientific Advisory Panel meeting to evaluate scientific issues relevant to the Notice. Separately, the U.S. Department of Agriculture issued its comments on the Notice, stating that carbofuran should continue to be registered. On July 24, 2008, the EPA published a proposal to revoke all carbofuran tolerances under the Federal Food Drug and Cosmetic Act in advance of any issuance of a final Notice under the federal pesticide law. We responded to that notice, expressing our strong disagreement with the EPA's proposal to revoke tolerances and our belief that carbofuran residues on food do not pose a threat to human health. In May 2009, the EPA published its final revocation of all carbofuran tolerances effective December 31, 2009. We filed our objections to this revocation and requested a hearing before an administrative law judge. On October 30, 2009, the EPA denied our objections and our request for a hearing. We believed that we were entitled to a hearing and therefore challenged the EPA's decision by seeking judicial review in the U.S. federal courts. In light of the December 31, 2009, tolerance revocation, we ceased sales of carbofuran in the United States. FMC's sales of our carbofuran products in the United States were not significant and termination of such U.S. sales did not have a material effect on the Company's financial condition or results of operations. On July 23, 2010, the U.S. Court of Appeals for the D.C. Circuit (“the Court of Appeals”) ruled that the EPA acted arbitrarily and capriciously in revoking the import tolerances, and ordered that those tolerances be reinstated. However, the Court did not extend its rationale to the domestic tolerances and instead ruled that the EPA had the right to deny our request for administrative hearing. We subsequently filed a petition for writ of certiorari with the U.S. Supreme Court to overturn the adverse ruling by the Court of Appeals. In May 2011, the U.S. Supreme Court denied our petition, effectively closing our opportunity for potential judicial relief from EPA's tolerance denial. As a result, in June 2011, we voluntarily requested cancellation of all remaining U.S. pesticide registrations for carbofuran formulations; these cancellations have now been finalized.

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
Specialty Chemicals

(in Millions)	Nine Months Ended September 30,		Increase/(Decrease)
	2011	2010	$	%
Revenue	$656.5	$619.4	$37.1	6%
Operating Profit	148.5	139.0	9.5	7
Revenue in Specialty Chemicals was $656.5 million, an increase of approximately six percent versus the prior year. The increase was driven primarily by volume increases and higher pricing in BioPolymer and favorable pricing in lithium specialties and favorable currency impacts.
BioPolymer revenue of $494.2 million increased approximately seven percent from the prior year. This increase was due to higher volumes which increased revenue by three percent, favorable pricing which impacted sales by two percent and the impact of a stronger euro which accounted for the remaining two percent. The volume gains and higher pricing were realized in both the food ingredients and pharmaceutical markets.
Lithium revenue of $162.3 million increased approximately three percent compared to the prior year. Currency impacts resulted in a two percent increase in revenue while pricing was up three percent and volumes were down three percent from the prior year. Lithium has been impacted by tightening of supply.
Segment operating profit of $148.5 million increased seven percent versus the prior year. The increase was primarily driven by the volume gains, higher pricing and favorable mix in BioPolymer and favorable pricing in Lithium offset by lower volumes due to adverse weather conditions in Argentina which impacted mining operations. Selling, general and administrative expenses increased by 16 percent or $8.4 million to support growth initiatives.
In 2011, we expect full-year revenue growth in the mid-single digits, driven by higher volumes and selling prices in BioPolymer and lithium specialties. Full-year segment operating profit growth is expected in the high-single digits, driven by higher sales, partially offset by increased spending on growth initiatives and higher raw material costs.
As we anticipate ongoing growth for microcrystalline cellulose ("MCC") on a global basis, especially high in rapidly developing economies, in March 2011 we completed the expansion of our MCC plant in Cork, Ireland. The expansion, now in full production, increased our global capacity by approximately 25 percent for food and pharmaceutical grade MCC.

Industrial Chemicals

(in Millions)	Nine Months Ended September 30,		Increase/(Decrease)
	2011	2010	$	%
Revenue	$761.3	$781.7	$(20.4)	(3)%
Operating Profit	112.5	94.3	18.2	19
Revenue in Industrial Chemicals was $761.3 million, a decrease of approximately three percent versus the prior year. The decrease is primarily attributable to the exit of our phosphate and sulfur derivative businesses in Spain during 2010. The absence of phosphate and sulfur derivatives revenue in 2011 resulted in overall revenue declines in the segment of approximately 12 percent.  The decline in these revenues were partially offset by higher pricing across the segment, particularly in soda ash, which impacted revenues by approximately six percent. Higher freight billing and favorable currency impacts increased revenue by approximately three percent.
Alkali revenues of $505.9 million increased nine percent over the prior year due to higher pricing particularly in the export market and higher freight billings. Export demand continues to be robust, especially in Asia and Latin America. In our domestic market, we experienced higher pricing due to constrained supply while volume growth continues to be in line with the demand recovery being experienced in flat glass, detergents and chemicals.
Peroxygens revenues of $220.2 million increased 11 percent over the prior year driven primarily by higher pricing and slightly favorable currency impacts offset slightly by slightly reduced volumes. The increased pricing was primarily in our hydrogen peroxide and specialty persulfates product lines.
Revenues of $35.2 million were 17 percent higher year over year in Zeolites and Silicates from $30.1 million in the prior year.
Segment operating profit of $112.5 million increased approximately 19 percent versus the year ago period primarily as a result of the higher pricing documented above. The exited phosphate and sulfur derivative businesses added $0.7 million of segment operating earnings in the nine months ended September 30, 2010. Additionally, the startup costs associated with our Granger soda ash facility were offset by favorable production efficiencies in Alkali. Selling, general and administrative costs increased 11 percent or $4.1 million primarily for targeted growth initiatives.
In 2011, we expect full-year revenue to be approximately level as higher selling prices in soda ash and peroxygens and volume growth in soda ash export markets will be offset by the absence of revenue from the exited phosphate and sulfur derivative businesses. We expect full-year operating profit growth of approximately 25-30 percent, driven by higher sales gains in soda ash and peroxygens and the continued mix shift toward specialty peroxygens.
Recent events in Venezuela, such as hyperinflation, devaluation of currency, government price controls, parallel exchange rates, and political issues have created significant risks and uncertainties for the Venezuelan subsidiaries of multinational corporations. We hold a noncontrolling investment in a Venezuelan phosphate business, Tripoliven C.A. The value of this investment on our condensed consolidated balance sheet at September 30, 2011 is approximately $9 million.  While there has been a lag between the declaration and payment to us of dividends from Tripoliven, we did receive dividends from Tripoliven during 2010. We do not believe there is any impairment of Tripoliven at September 30, 2011, as Tripoliven continues to operate as a profitable business and we expect in the future to recover at least the value of our investment. If our investment in Tripoliven were to be totally impaired, it would have an immaterial impact on our liquidity or consolidated financial position, but the impairment charge would have a one-time effect on our results of operations in the period in which it would be recorded.
Other Results of Operations
Corporate expenses
We recorded expenses of $45.2 million in the nine months ended September 30, 2011 compared to $42.9 million in the same period 2010. The increase was primarily due to increased incentive compensation of approximately $0.5 million and consulting expenses of approximately $1.0 million incurred during 2011 compared to the same period in 2010. The increase in consulting expenses is a result of the initiatives which began in the latter part of 2010, primarily involving global procurement, aimed at reducing the costs of goods and services purchased on a world-wide basis. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.

Other income (expense), net
Other expense increased to $15.1 million in the nine months ended September 30, 2011 from $5.6 million in the same period of 2010. The increase was primarily due to expense related to an increase in our LIFO inventory reserves in 2011 of $4.1 million versus 2010 where we had income of $8.7 million, resulting in a period-to-period change of $12.8 million. Additionally, the first nine months of 2010 was positively impacted by $1.5 million due to the favorable impact from the mark to market of our deferred compensation liability which did not recur in the same period of 2011. Other income (expense), net is included as a component of the line item “Costs of sales and services” on our condensed consolidated statements of income.
Interest expense, net
Interest expense, net for the nine months ended September 30, 2011 of $29.5 million was relatively flat compared to the same period in 2010 of $29.0 million.
Corporate special income (charges)
Restructuring and other charges (income)
These charges totaled $27.2 million in the nine months ended September 30, 2011 compared to $35.7 million in for the same period in 2010. Charges (income) in this category for the nine months ended September 30, 2011, include the following:
Restructuring charges and asset impairments:

•
A $15.6 million charge related to severance and employee benefits and accelerated depreciation associated with our phase-out of the Sodium Percarbonate plant assets in La Zaida, Spain, which is part of our Industrial Chemicals segment.

•	A $1.4 million charge related to additional miscellaneous disposal costs associated with our Alginates manufacturing operations in our Specialty Chemicals segment.

•	A $2.1 million charge primarily related to miscellaneous exit activities associated with our Huelva, Spain facility, which is part of our Industrial Chemicals segment.

•	A $0.4 million charge from additional miscellaneous exit and disposal costs related to our Santa Clara, Mexico facility, which is part of our Industrial Chemicals segment.

•	$2.0 million of severance charges related to our Specialty Chemicals ($0.7 million) and Industrial Chemicals ($1.2 million) segments and Corporate ($0.1 million).
Other charges (income), net:

•	Corporate net charges of $4.2 million primarily relating to environmental remediation at operating sites.

•	$1.5 million of net miscellaneous charges in our Agricultural Products ($1.2 million) and Industrial Chemicals ($0.3 million) segments.
The restructuring and other charges (income) of $35.7 million recorded in the nine months ended September 30, 2010 were a result of the following:
Restructuring charges and asset impairments:

•
A $6.1 million charge in our Specialty Chemicals segment due to the continued realignment of our BioPolymer alginates manufacturing operations. The charge primarily consisted of the accrual of costs associated with leased properties which we have ceased using.

•
In 2009, we made the decision to close our Bayport butyllithium facility located in Bayport, Texas, which is part of our Specialty Chemicals segment. We recorded $1.1 million of income which primarily consisted of a reduction of previously recorded retirement obligations at the site of $0.9 million.

•
A $10.6 million charge in our Industrial Chemicals segment due to our decision in 2009 to phase out operations of our Barcelona, Spain facility. The charge primarily consisted of accelerated depreciation on fixed assets to be abandoned of $10.1 million.

•
In 2009, we made the decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico, which is part of our Industrial Chemicals segment. In the second quarter of 2010, we recorded $1.1 million of income which related to the reversal of a previously recorded loss contingency.

•	Severance costs due to other workforce restructurings of $2.3 million primarily related to our

Industrial Chemicals segment.

•	A $0.7 million gain primarily related to foreign currency translation adjustment as a result of the liquidation of a legal entity that owned a co-generation facility in Spain.
Other charges (income), net:

•	Corporate net charges of $9.7 million relating to environmental remediation at operating sites.

•	A $5.7 million charge related to our Agricultural Products segment acquiring certain rights relating to a herbicide compound still under development.

•	$1.5 million of net charges primarily related to a legal settlement associated with the U.S. hydrogen peroxide matter in our Industrial Chemicals segment.

•	$2.7 million of charges primarily relating to the accrual of interest associated with a European Commission fine and adjustments related to previously recorded restructuring reserves.
Non-operating pension and postretirement charges
The charge for the nine months ended September 30, 2011 was $12.4 million compared to $9.7 million for the nine months ended September 30, 2010. The increase in charges is a result of amortization related to pension asset losses incurred in prior periods and a decrease in actual plan discount rates in both 2010 and 2009.
Provision for income taxes
Provision for income taxes was $96.1 million for the nine months ended September 30, 2011 compared to a provision of $106.8 million for the prior year period resulting in effective tax rates of 22.9 percent and 29.1 percent, respectively. The decrease in the effective tax rate is consistent with the change in the three months ended September 30, 2011, and the $14.1 million tax adjustment to reverse the uncertain tax liability as a result of the settlement of audits. The change was also impacted by a tax adjustment of $3.5 million recorded during the nine months ended September 30, 2010, that did not repeat in 2011. This was due to a charge associated with a change in the tax treatment of the Medicare Part D subsidy which was enacted as part of the recent U.S. health care reform legislation. Additionally, changes in the mix of domestic income compared to income earned outside of the U.S. also impacted the effective tax rate. Income we earn domestically is typically taxed at rates higher than income earned outside the U.S.
Discontinued operations, net of income taxes
Discontinued operations, net of income taxes totaled a charge of $23.2 million for the nine months ended September 30, 2011, compared to a charge of $25.3 million for the nine months ended September 30, 2010. The charges for the nine months ended September 30, 2011, were primarily related to an increase in our reserves associated with our Front Royal site, operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations.
The charges for the nine months ended September 30, 2010, were primarily related to an increase in the provision for environmental issues at our Middleport site as well as operating and maintenance activities and charges for legal reserves and expenses related to discontinued operations.
Net income attributable to FMC stockholders
Net income attributable to FMC stockholders increased to $288.0 million for the nine months ended September 30, 2011, from $226.0 million for the nine months ended September 30, 2010. The increase was primarily due to higher operating profits in all three of our segments, a lower effective tax rate due to the reversal of uncertain tax contingencies and lower restructuring and other charges (income). These items were partially offset by the increase in corporate expenses, non-operating pension and postretirement charges and LIFO inventory adjustments.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at September 30, 2011 and December 31, 2010, were $109.4 million and $161.5 million, respectively. Of the cash and cash equivalents balance at September 30, 2011, $73.7 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings. In the event that funds from our foreign subsidiaries are repatriated to the U.S., we would be required to accrue and pay U.S. taxes on those amounts.
At September 30, 2011, we had total debt of $571.1 million as compared to $637.9 million at December 31, 2010. This included $493.6 million and $503.0 million of long-term debt (excluding current portions of $47.4 million and $116.4 million) at September 30, 2011 and December 31, 2010, respectively. Short-term debt, which consists solely of foreign borrowings, increased to $30.1 million at September 30, 2011, compared to $18.5 million at December 31, 2010.

2011 Credit Agreement
On August 5, 2011 we executed a new revolving credit facility, referred to as the 2011 Credit Agreement. The 2011 Credit Agreement provides for a $1.5 billion unsecured revolving credit facility ($300 million of which is available for the issuance of letters of credit for the account of the Company and certain foreign subsidiaries ("Borrowers") and $50 million of which is available for swing line loans to certain Borrowers) with an expansion feature, subject to certain conditions, to increase the facility to $2.25 billion.
There were no borrowings under the 2011 Credit Agreement at inception, and our prior domestic and European credit agreements dated as of August 28, 2007 and February 21, 2008, respectively, were terminated at that time. Obligations under the prior credit agreements and related transaction costs, fees, and expenses for the 2011 Credit Agreement were paid with available cash.
Loans under the 2011 credit agreement will bear interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate for the relevant term, plus in each case an applicable margin. The applicable margin is 1.13 percent per year, subject to adjustment based on the credit rating assigned to our senior unsecured debt. We are required to pay a facility fee on the total amount of the credit facility. The initial facility fee is 0.15 percent per year. The applicable margin and the facility fee are subject to adjustment based on the rating assigned to our long-term senior unsecured debt.
Among other restrictions, the 2011 Credit Agreement contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended September 30, 2011, was 1.0 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended September 30, 2011, was 14.8 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at September 30, 2011.
Statement of Cash Flows
Cash provided by operating activities was $327.8 million for the nine months ended September 30, 2011.
Income from continuing operations of $323.7 million included net charges of $21.5 million, of which $10.1 million was for non-cash asset write-downs related to the exit of various facilities and $11.4 million of other facilities exit costs to be settled in cash, mainly for severance costs and lease obligations. Cash spending on restructuring and other charges in the nine months ended September 31, 2011 was $79.4 million and included the payment associated with European Union Fine of $43.8 million(further discussed in Note 18 to the condensed consolidated financial statements this Form 10-Q). The remaining restructuring and other charges payments are primarily related to the Huelva facility shutdown. Also included in income from continuing operations was $4.1 million for environmental and remediation at our operating sites, which will be spent in years beyond 2011. Net cash spending on environmental remediation at our operating sites in the nine months ended September 30, 2011 was $7.0 million which was recorded against pre-existing reserves. Income from continuing operations is also adjusted for other non-cash items which include share-based compensation expense and excess tax benefits from share-based compensation.
Accrued customer rebates was an addition to cash of $97.1 million due to increased sales primarily in our Agricultural Products segment. These rebates are primarily in North America and Brazil and generally settle in the fourth quarter of each year. The customer rebate cash addition was more than offset by a cash outflow of $94.2 million to increase our inventory balance driven by projected demand in Agricultural Products and accounts payable, which decreased $45.3 million due primarily to liquidation of vendor payables associated with our exited phosphate business in 2011.

Accrued pension and other postretirement benefits were a use of cash of $55.2 million which included a voluntary contribution to our U.S. defined benefit plan of $48.0 million.
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
Cash required by operating activities of discontinued operations was $29.8 million and $23.4 million for the nine months ended September 30, 2011 and 2010, respectively.
This change was primarily due to increased net environmental spending in the nine months ended September 30, 2011, compared to the prior year period.
Cash required by investing activities was $136.9 million and $107.3 million for the nine ended September 30, 2011 and 2010, respectively.
The increase in spending during the nine months ended September 30, 2011, as compared to the same period in 2010 was primarily due to increased capital expenditures associated with capacity expansions.
Cash required by financing activities was $214.0 million as compared to an addition of cash of $13.3 million for the nine months ended September 30, 2011 and 2010, respectively.
This increase is primarily due to higher repurchases of common stock, higher repayments on our long-term debt, as well as a decrease in excess tax benefits associated with share based compensation partially offset by an increase in our short-term debt borrowings.
Other potential liquidity needs
Our cash needs for 2011 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, contributions to our pension plans, environmental spending, restructuring, pending acquisitions and legal settlements. We plan to meet our liquidity needs through available cash; cash generated from operations and borrowings under our committed revolving credit facilities. We continually evaluate our options for divesting real estate holdings and property, plant and equipment that are no longer integral to any of our core operating businesses.
Projected 2011 capital expenditures are expected to be approximately 30 percent higher than 2010 levels, primarily to increase capacity in BioPolymer, Lithium and Alkali.
Projected 2011 spending includes approximately $30 million of net environmental remediation spending. This spending does not include expected spending of approximately $7 million in 2011 on capital projects relating to environmental control facilities. Also, we expect to spend approximately $24 million in 2011 for environmental compliance costs, which we will include as a component of costs of sales and services in our condensed consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls above the foregoing projections.
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we have made voluntary contributions through September 30, 2011 of $48.0 million and intend to contribute a total of approximately $55.0 million in

2011. These contributions are in excess of the minimum requirements. We made voluntary contributions of $80.0 million in 2010. We do not believe that any additional contributions will have a significant negative impact on our current and future liquidity needs. However, a continuation of the volatility of interest rates and negative equity returns under current market conditions may require greater contributions to the U.S. Plan in the future.
On October 20, 2011, we paid dividends totaling $10.6 million to our shareholders of record as of September 30, 2011. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of September 30, 2011.

On October 24, 2008, the Board of Directors authorized the repurchase of up to $250.0 million of our common stock. At December 31, 2010, $54.8 million remained unused of the 2008 authorization. On February 18, 2011, the Board authorized the repurchase of up to an additional $250.0 million of our common stock for a total of $304.8 million. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the three and nine months ended September 30, 2011, 1,274,900 and 1,393,478 shares, respectively, were repurchased under the publicly announced repurchase program for $100 million and $110 million, respectively. From time to time we acquire shares from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.
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
Commitments and Contingencies
See Note 18 to our condensed consolidated financial statements in this Form 10-Q for additional discussion surrounding our commitments and contingencies. As discussed in Note 18, a motion for summary judgment was decided in our favor on March 29, 2011 for the Lewis et al v. FMC Corporation lawsuit. On April 28, 2011, the plaintiffs in the case filed an appeal of that decision to the U.S. Court of Appeals for the Second Circuit, but failed to perfect the appeal, and the case was dismissed. The plaintiffs filed a new complaint in New York state court in late September 2011 on the state law claims on which the federal district judge did not rule in granting the summary judgment motion in the original lawsuit. In October 2011, we removed the new lawsuit from the state court to federal court based on diversity of citizenship and filed a motion to dismiss the case on the basis of improper and untimely service of process.
Additionally, as also discussed in Note 18, we and our wholly-owned Spanish subsidiary Foret appealed the decision of the European Commission to fine us in connection with alleged violations of competition laws, and on June 16, 2011, the General Court affirmed the judgment of the Commission as to us and Foret. On August 11, 2011, Foret paid the fine of €25.0 million (U.S. $36.3 million) and we paid €5.1 million (U.S. $7.5 million) in accrued interest.
Climate Change
A detailed discussion on climate change can be found in Part II, Item 7 of our 2010 Form 10-K. We expect the total greenhouse gas emissions from our Green River, Wyoming operations to increase in 2011 as we re-commission the first phase of natural soda ash capacity at our Green River facility known as Granger. Our carbon emissions intensity is expected to remain favorable in comparison with our synthetic soda ash competition. We have announced engineering of a second phase expansion at the Granger facility involving solution mining.  Although this expansion will reduce our energy and carbon intensity, if approved by the Board of Directors, the second-phase expansion project may require a review for greenhouse gas emissions by the U.S. EPA.  Such a review could impact project schedule or cost.
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
At September 30, 2011, our net financial instrument position was a net liability of $2.4 million compared to a net liability of $6.8 million at December 31, 2010. The change in the net financial instrument position was primarily due to lower unrealized losses in our commodity and foreign exchange portfolios.
Commodity Price Risk
Energy costs are approximately nine percent of our cost of sales and services and are diversified among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2011 and December 31, 2010, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease in the net liability position of $3.0 million at September 30, 2011, compared to a $3.4 million decrease of the net liability position at December 31, 2010. A 10 percent decrease in energy market prices would result in an increase of $3.0 million in the net liability position at September 30, 2011, compared to an increase of $3.4 million of the net liability position at December 31, 2010.
Our Agricultural Products segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of September 30, 2011 our net financial instrument position was immaterial. As of December 31, 2010, we had no such contracts in place.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2011 and December 31, 2010, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in a decrease of $5.0 million in the net asset position at September 30, 2011, compared to an increase of $33.3 million in the net liability position at December 31, 2010. As a result, at September 30, 2011, the net asset position would have become a net liability position. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in an increase of $4.8 million in the net asset position at September 30, 2011, compared to a decrease of $31.1 million in the net liability position at December 31, 2010. As a result, at December 31, 2010, the net liability position would have become a net asset position.
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2011 and December 31, 2010, we had no interest rate swap agreements.
Our debt portfolio, at September 30, 2011, is composed of 87 percent fixed-rate debt and 13 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2011 credit agreement, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at September 30, 2011, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $0.4 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $0.2 million for the nine months ended September 30, 2011.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2011, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of September 30, 2011, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
November 2, 2011

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As discussed in Note 18 to our condensed consolidated financial statement included within this Form 10-Q, a motion for summary judgment was decided in our favor on March 29, 2011 for the Lewis et al v. FMC Corporation lawsuit. On April 28, 2011, the plaintiffs in the case filed an appeal of that decision to the U.S. Court of Appeals for the Second Circuit, but failed to perfect the appeal, and the case was dismissed. The plaintiffs filed a new complaint in New York state court in late September 2011 on the state law claims on which the federal district judge did not rule in granting the summary judgment motion in the original lawsuit. In October 2011, we removed the new lawsuit from the state court to federal court based on diversity of citizenship and filed a motion to dismiss the case on the basis of improper and untimely service of process.

Additionally, as also discussed in Note 18, we and our wholly-owned Spanish subsidiary Foret appealed the decision of the European Commission to fine us in connection with alleged violations of competition laws, and on June 16, 2011, the General Court affirmed the judgment of the Commission as to us and Foret. On August 11, 2011, Foret paid the fine of €25.0 million (U.S. $36.3 million) and we paid €5.1 million (U.S. $7.5 million) in accrued interest. The proceeding is now concluded. There have been no other material developments in the other legal proceedings disclosed in Part I, Item 3 of our 2010 Form 10-K.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors reported in the Part I, Item 1A of our 2010 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
Q1 2011	46,733	$80.61	—	—	$304,810,180
Q2 2011	118,578	$84.33	118,578	9,999,973	$294,810,207
July 1-31, 2011	398,025	$88.65	397,900	$35,272,753	$259,537,454
August 1-31, 2011	478,442	$74.51	470,700	35,061,143	$224,476,311
September 1-30, 2011	406,340	$73.01	406,300	$29,665,076	$194,811,235
Q3 2011	1,282,807	$78.42	1,274,900	$99,998,972	$194,811,235
Total	1,448,118	$78.97	1,393,478	$109,998,945	$194,811,235

On October 24, 2008, the Board of Directors authorized the repurchase of up to $250.0 million of our common stock. At December 31, 2010, $54.8 million remained unused of the 2008 authorization. On February 18, 2011, the Board authorized the repurchase of up to an additional $250.0 million of our common stock for a total of $304.8 million. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the three and nine months ended September 30, 2011, 1,274,900 and 1,393,478 shares, respectively, were repurchased under the publicly announced repurchase program for $100 million and $110 million, respectively. From time to time we acquire shares from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

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
The letters used as column headings in the table below correspond to the explanations provided underneath the table as to the information set forth in each column with respect to the numbers of violations, orders, citations or dollar amounts, as the case may be, during the third quarter of calendar year 2011 unless otherwise indicated.

(1)	For each coal or other mine, of which the issuer or a subsidiary of the issuer is an operator:

	(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)
Operation Name	Section 104	Section 104(b)	Section 104(d)	Section 110(b)(2)	Section 107(a)	Proposed Assessments*	Fatalities	Pending Legal Action
Westvaco	5**	—	—	—	—	$5,164	—	2
____________________

*	Assessments are generally delayed up to 60 days after the close of the inspection.

**	None of the 5 are final orders.

(A)
The total number of violations of mandatory health or safety standards that could significantly and substantially contribute to the cause and effect of a coal or other mine safety and health hazard under section 104 of the Mine Act for which the operator received a citation from MSHA.

(B)	The total number of orders issued under section 104(b) of the Mine Act.

(C)	The total number of citations and orders for unwarrantable failure of the operator to comply with mandatory health or safety standards under section 104(d) of the Mine Act.

(D)	The total number of flagrant violations under section 110(b)(2) of the Mine Act.

(E)	The total number of imminent danger orders issued under section 107(a) of the Mine Act.

(F)	The total dollar value of proposed assessments from the MSHA under the Mine Act.

(G)	The total number of mining related fatalities.

(H)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving such coal or other mines.

a.	All cases listed are pending before the Office of Administrative Law Judges of the Federal Mine Safety and Health Review Commission on September 30, 2011.

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

     NONE

(3)	Any pending legal action before the Federal Mine Safety and Health Review Commission involving such coal or other mine.
     SEE COLUMN (H) OF SECTION (1) ABOVE

ITEM 6.    EXHIBITS
Exhibits

10.1	FMC Corporation Incentive Compensation and Stock Plan as amended and restated through October 1, 2011

10.2*
Credit Agreement, dated as of August 5, 2011, among FMC Corporation and certain Foreign Subsidiaries, the Lenders and Issuing Banks Parties Thereto, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent, DNB NOR Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Sumitomo Mitsui Banking Corp., as Co-Documentation Agents, and DNB NOR Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Sumitomo Mitsui Banking Corp., BNP Paribas, HSBC Bank USA, National Association, and U.S. Bank, National Association, as Co-Senior Managing Agents (Exhibit 10.1 to FMC Corporation's Current Report on Form 8-K filed August 8, 2011)

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File
__________________
* Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

By:	/S/ W. KIM FOSTER
W. Kim Foster Executive Vice President and Chief Financial Officer
Date: November 2, 2011

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

Exhibit No.	Exhibit Description

10.1	FMC Corporation Incentive Compensation and Stock Plan as amended and restated through October 1, 2011

12	Statement of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

101	Interactive Data File