Form 10-K
period 2011-12-31
FMC CORP
filed 2012-02-21
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K
_______________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2011, THE LAST DAY OF THE REGISTRANT’S SECOND FISCAL QUARTER WAS $6,115,721,360. THE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES EXCLUDES THE VALUE OF THOSE SHARES HELD BY EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	December 31, 2011
Common Stock, par value $0.10 per share	69,837,158

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2012 Annual Meeting of Stockholders	Part III

FMC Corporation
2011 Form 10-K Annual Report.

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
General
We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Our Agricultural Products segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides, and fungicides – with particular strength in insecticides and herbicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as pest control in non-agricultural markets. Specialty Chemicals consists of our BioPolymer and lithium businesses. This segment focuses on food ingredients that are used to enhance texture, color, structure and physical stability; pharmaceutical additives for binding, encapsulation and disintegrant applications; ultrapure biopolymers for medical devices; and lithium for energy storage, specialty polymers and pharmaceutical synthesis. Our Industrial Chemicals segment manufactures a range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens, zeolites and silicates.
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

	Herbicides	Synthetic chemical intermediates	Protection of crops, including cotton, sugarcane, rice, corn, soybeans, cereals, fruits and vegetables from weed growth and for non-agricultural applications including turf and roadsides
	Fungicides	Synthetic chemical intermediates	Protection of crops, including fruits and vegetables from fungal disease

Specialty Chemicals	Microcrystalline Cellulose	Specialty pulp	Drug dry tablet binder and disintegrant, food ingredient
	Carrageenan	Refined seaweed	Food ingredient for thickening and stabilizing, encapsulants for pharmaceutical and nutraceutical
	Alginates	Refined seaweed	Food ingredient, pharmaceutical excipient, healthcare and industrial uses
	Natural Colorants	Plant sources, select insect species	Food, pharmaceutical and cosmetics
	Lithium	Mined lithium	Batteries, polymers, pharmaceuticals, greases and lubricants, air conditioning and other industrial uses

Industrial Chemicals (1)	Soda Ash	Mined trona ore	Glass, chemicals, detergents
	Peroxygens	Hydrogen, caustic soda, sulfuric acid, acetic acid	Pulp & paper, chemical processing, detergents, antimicrobial disinfectants, environmental applications, electronics, and polymers
	Zeolites & Silicates	Caustic Soda, Soda Ash	Detergents, car tires, pulp & paper
 ____________________

(1)	Through December 31, 2010, our Industrial Chemicals principal products included phosphorous chemicals. On this date, we exited the phosphate business via the shutdown of our Huelva facility in Spain.

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

Revenues by Region – 2011		Long-lived Assets by Region – 2011
Revenue:	$3,377.9 million	Long-lived Assets:	$1,627.2 million

29%
Latin America
19%
Europe, Middle East & Africa
35%
North America
17%
Asia Pacific

7%
Latin America
29%
Europe, Middle East & Africa
11%
Asia Pacific
53%
North America

Our Strategy
In 2010, we invested significant resources and managerial time in the development of a new strategic plan for the Company. This corporate strategy, which we refer to as Vision 2015, is focused on driving sales and earnings growth while sustaining a return on invested capital well above our cost of capital. This strategy's objective is to achieve a total shareholder return in the top quartile of a broad group of industry peers. Vision 2015 has five key elements:
Growing Leadership Positions. We intend to continue to build and strengthen our market leading positions by executing a plan that relies primarily on organic growth, complemented by a focused external growth strategy. We benefit from a business portfolio that is exposed to faster growing end markets and geographic regions. Agricultural Products’ organic growth plan focuses on market and product innovations while strengthening market access. Specialty Chemicals’ organic focus is primarily on new products and new applications for existing products. Industrial Chemicals’ focus is on new applications for existing chemistries. To complement these organic growth initiatives, our external growth strategy employs a focused, disciplined approach to company, product and technology acquisitions. We believe this strategy reduces the risk normally inherent in external growth. Agricultural Products intends to complement its organic growth initiatives by acquiring new products and technologies, as well as making selective acquisitions to strengthen market access and enter adjacent spaces. In Specialty Chemicals, the food ingredients market is our top priority for acquisitions that will expand our product line offerings and positions in rapidly-developing economies. Industrial Chemicals will evaluate selective acquisitions focused in specialty applications. Across all businesses our strategy does not include making large scale, complex, or transformational acquisitions or adding another business platform to our portfolio through acquisition.
Increasing our reach. We intend to bias our growth initiatives toward further strengthening our positions in rapidly-developing economies (RDEs). Our growth in Latin America will be largely driven by leveraging Agricultural Products’ leadership positions. In Asia, our growth initiatives will be more broad-based, with targeted investments in human, scientific and technological resources across our businesses in the region. In Central and Eastern Europe, Turkey and Russia, we will focus on establishing strong footholds in key countries.
Capturing the Value of Common Ownership. We are moving from a highly decentralized organizational model to one that has both centralized and decentralized qualities. We believe this shift will enable us to better leverage the size and scope of our company to realize cost savings and increase efficiencies yet maintain strong accountability in our business units. Our efforts to date have focused on such areas as procurement, strategic planning, mergers and acquisitions, communications, global supply chain and RDE infrastructure.
Proactively Managing our Portfolio. In the fourth quarter of 2010, we ceased operations at our phosphates facility in Huelva, Spain due to increasing environmental constraints and poor financial performance. Following this resolution, all current businesses are well positioned for sustained growth and delivering returns above cost of capital. We will continue to assess the performance of all of our business units, and will take actions as needed should a unit’s performance change. Within our businesses, we continue to evaluate the performance of specific product lines and have taken action where a product line has become non-strategic or economically unsustainable, such as the exit in 2011 of the sodium percarbonate business.
Disciplined Cash Deployment. Under our Vision 2015 plan, we expect that we can fund our growth strategies and return a significant amount of cash to our shareholders through share repurchases and dividends.
Underlying our ambition to deliver our Vision 2015 plan is a continued commitment to enterprise sustainability, including responsible stewardship. As we grow, we will do so in a responsible way. Safety remains of utmost importance. Meeting and exceeding our customers’ needs will continue to be a primary focus. And we will, as always, conduct our business in an ethical manner. In the first half of 2012, we will be publishing our inaugural Sustainability Report. This report will provide an overview of our progress.
Financial Information about Our Business Segments
See Note 19 to our consolidated financial statements included in this Form 10-K. Also see below for selected financial information related to our segments.
Agricultural Products
Financial Information (In Millions)

Agricultural Products: Revenue and Operating Margin 2007-2011	Agricultural Products: Capital Expenditures and Depreciation & Amortization 2007-2011

$1,500
$1,250
$1,000
$750
$500
$250
$0
40%
30%
20%
10%
0%
890
1,059
1,052
1,242
1,465
23%
23%
27%
25%
24%
2007
2008
2009
2010
2011
Revenue
Operating Margin

$40
$30
$20
$10
$0
11
27
17
12
29
17
13
22
17
23
2007
2008
2009
2010
2011
Capital Expenditures
Depreciation and Amortization

Overview
Our Agricultural Products segment, which represents approximately 43 percent of our 2011 consolidated revenues, develops, manufactures and sells a portfolio of crop protection, professional pest control and lawn and garden products. Our growth efforts focus on developing environmentally compatible solutions that can effectively increase farmers’ yields, provide cost-effective alternatives to older chemistries to which insects, weeds or disease may have developed resistance and strengthen our customer relevancy in focus markets. We are committed to providing unique, differentiated products to our customers by acquiring and further developing technologies as well as by making selective investments in innovation to extend product life cycles. Our external growth efforts include product acquisitions, in-licensing of chemistries and technologies, and alliances to strengthen our market access or complement our existing product portfolio. In 2010, we successfully acquired the proprietary herbicide fluthiacet-methyl which has an excellent fit in our focus market segments and is particularly effective on many tough-to-control weeds that have developed resistance to glyphosate. In 2011, we entered into a joint venture in Argentina to accelerate growth and strengthen our market access in the second largest crop protection market in Latin America. Also in 2011 we acquired Rovral iprodione and Sportak prochloraz fungicides for agricultural use outside of Europe.
We differentiate ourselves by focusing on specific crops and markets and by our low-cost manufacturing strategy. We are continually working to gain access to proprietary chemistries and technologies which are complementary to our existing products and market focus. We are encouraged by our progress in licensing and partnering to create proprietary products, developing technically-advanced delivery systems and commercializing unique product premixes and combinations. We are optimistic that these efforts will continue to result in sales and profit growth over the foreseeable future.

Products and Markets

Agricultural Products: 2011 Sales Mix	Agricultural Products: 2011 Revenue by Region

9%
Fungicides/Other
48%
Insecticides
43%
Herbicides

20%
North America
53%
Latin America
10%
Europe,
Middle East
& Africa
17%
Asia Pacific

Agricultural Products provides a wide range of proprietary, branded products—based on both patented and off-patented technologies. Product branding is a prevalent industry practice used to help maintain and grow market share by promoting end-user recognition and product and supplier reputation. Agricultural Products enjoys relatively strong niche positions in crop and non-crop market segments in the Americas, Europe and other parts of the world and derived approximately 80 percent of its revenue from outside North America in 2011.
Insecticides represent the largest product line in the Agricultural Products segment, which include our pyrethroid and carbamate chemistries, in which we maintain leading market positions based on revenues. Our proprietary herbicides have grown significantly over the last several years due to organic growth, new product launches, product acquisitions and the in-licensing of new chemistries. Our herbicide portfolio primarily targets niche uses and controls a wide variety of difficult-to-control weeds. Over the last several years, we have strengthened our market position in fungicides, so that we can broaden our portfolio across the three major pesticide categories, i.e. insecticides, herbicides and fungicides. In 2009, we successfully acquired the proprietary fungicide benalaxyl which has an excellent fit in several regions and crops. In 2011, we acquired iprodione and prochloraz fungicides for all agricultural uses outside of Europe. These are highly effective, resistance management technologies that are used in more than 50 countries, primarily in the tree, fruit and vegetable markets.
The following table summarizes the principal product chemistries in Agricultural Products and the principal uses of each chemistry:

			Cotton	Corn	Rice	Cereals	Fruits, Vegetables	Soybeans	Sugar Cane	Tobacco	Oil Seed Rape	Professional Pest Control Home & Garden
Insecticides	Pyrethroids	permethrin	X	X	X	X	X	X		X		X
		cypermethrin	X	X	X	X	X	X		X		X
		bifenthrin	X	X		X	X	X	X	X	X	X
		zeta-cypermethrin	X	X	X	X	X	X	X		X	X
	Carbamates	carbofuran	X	X	X	X	X	X	X	X
		carbosulfan	X	X	X	X	X	X	X
	Other	cadusafos					X			X

Herbicides		carfentrazone-ethyl	X	X	X	X	X	X	X			X
		clomazone	X		X		X	X	X	X	X
		sulfentrazone					X	X	X	X		X
		fluthiacet-methyl	X	X				X

Fungicides		benalaxyl					X			X
		iprodione			X	X	X	X			X
		prochloraz			X	X	X

We have entered into a number of agreements with third-party pesticide producers under which we work together to develop, market and/or distribute existing and new pesticide chemistries in various markets. These proprietary chemistries and technologies are complementary to our existing products and market strategies. The chemistries include flonicamid, a unique insecticide for controlling sucking pests; cyazofamid, a novel fungicide for crop and non-crop uses in the Americas; pyroxasulfone, a proprietary herbicide for controlling glyphosate-resistant weeds; and acetamiprid for pest control markets in North America. We also have numerous supply and access agreements with third-party producers for other pesticide products including the commercialization of proprietary premixes and combinations.
We access key Western European markets through a Belgian-based pesticide distribution company, Belchim Crop Protection N.V., in which we have an ownership interest. We also have joint venture arrangements with Nufarm Limited in three countries in Eastern Europe, which allow us to capitalize on growth in this part of Europe. In North America, we access the market through several major national and regional distributors. We access key Asian markets either through local independent distributors or our own sales and marketing organization. In the large agricultural market of Brazil, we access the market in part through independent distributors and in part we sell directly to large growers through our own skilled sales and marketing organization. Through these and other alliances, along with our own targeted marketing efforts, access to novel technologies and our innovation initiatives, we expect to maintain and enhance our access in key agricultural and non-crop markets and develop new products that will help us continue to compete effectively.
We maintain competitive manufacturing cost positions through our strategy of sourcing raw materials, intermediates and finished products from third parties in lower-cost manufacturing countries such as China, India and Mexico. This strategy has resulted in significant cost savings and lower capital spending, and has reduced the fixed capital intensity of the business.
Growth
We plan to grow by obtaining new and approved uses for existing product lines and acquiring, accessing, developing, marketing, distributing and/or selling complementary chemistries and related technologies in order to enhance and expand our product portfolio and our capabilities to effectively service our target markets and customers. Our growth will depend on our ability to deliver unique innovative solutions to our customers. Over the next several years, growth is anticipated from our proprietary insecticides, herbicides and fungicides, as well as recently accessed third party chemistries and technologies. For our insecticides, we will launch a number of new products, expand labels and introduce unique formulations that will deliver value-adding solutions to our customers. The continued spread of herbicide-resistant weeds and shifts in weed populations, coupled with several recently launched product formulations, expanded labels, premixes and new chemistries provide growth opportunities for our herbicide product line. The strengthening of our fungicide portfolio will increase our relevancy in critical market segments across the globe. Finally, the successful development and commercialization of our productivity-enhancing technologies should also contribute to growth over the next five years.
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

Fungicides prevent or inhibit the spread of plant disease which can adversely impact crop yields and quality. In general, fungicides are either preventative (applied before disease is present) or curative (applied after disease is present) and are also segmented as being contact, translaminar or systemic, depending on the extent to which the product is taken up by the crop plant. Fungicides are used on a wide variety of crops such as fruits, vegetables, soybean, cereals and rice.
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
Specialty Chemicals
Financial Information (In Millions)

Specialty Chemicals: Revenue and Operating Margin 2007-2011	Specialty Chemicals: Capital Expenditures and Depreciation and Amortization 2007-2011

$1,000
$750
$500
$250
$0
40%
30%
20%
10%
0%
660
765
753
825
879
22%
20%
21%
22%
23%
2007
2008
2009
2010
2011
Revenue
Operating Margin

$80
$70
$60
$50
$40
$30
$20
$10
$0
34
32
46
33
66
34
52
33
76
35
2007
2008
2009
2010
2011
Capital Expenditures
Depreciation and Amortization

Overview
Our Specialty Chemicals segment, which represents 26 percent of our 2011 consolidated revenues, is focused on high-performance food ingredients, pharmaceutical excipients, biomedical technologies and lithium products, all of which enjoy solid customer bases and consistent, growing demand. The significant majority of Specialty Chemicals sales are to customers in non-cyclical end markets. We believe that our future growth in this segment will continue to be based on the value-added performance capabilities of these products and our research and development capabilities, as well as on the alliances and the close working relationships we have developed with key global customers. The food ingredients area in particular is a focus for external growth, and our intent is to broaden our product line and expand our participation in RDEs through acquisitions, joint ventures, and alliances.

Products and Markets

Specialty Chemicals: 2011 Sales Mix	Specialty Chemicals: 2011 Revenue by Region

7%
Latin America
28%
Asia Pacific
33%
North America
32%
Europe, Middle East & Africa

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
BioPolymer is a supplier of microcrystalline cellulose (“MCC”), carrageenan, alginates and natural colorants—ingredients that have high value-added applications in the production of food, pharmaceutical and other specialty consumer and industrial products. MCC, processed from specialty grades of both hardwood and softwood pulp, provides binding and disintegrant properties for dry tablets and capsules and has unique functionality that improves the texture and stability of many food products. Carrageenan and alginates, both processed from seaweed, are used in a wide variety of food, pharmaceutical and oral care applications. In the fourth quarter of 2011 we acquired South Pole Biogroup Ltda., a Chilean-based natural color and specialty nutrition ingredients manufacturer, further expanding our portfolio of naturally sourced specialty products used in the food, beverage, personal care, nutrition and pharmaceutical markets. Additionally, we are developing technology platforms within biomedical markets to provide ultrapure biopolymers and application know-how for biomedical devices.
The following chart summarizes the markets for BioPolymer’s products and our chemistries in each market:

		Microcrystalline cellulose	Carrageenan	Alginates	Natural Colorants	Other
Food	Beverage	X	X	X	X
	Dairy	X	X	X	X
	Convenience foods	X	X	X	X	X
	Meat and poultry		X	X
	Pet food and other	X	X	X

Pharmaceutical	Tablet binding and coating	X	X	X		X
	Anti-reflux			X
	Liquid suspension	X	X
	Oral care		X
	Cosmetic care	X	X	X		X
	Oral dose forms	X	X	X		X
	Biomedical			X		X
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
Industry Overview
Food Ingredients
Our BioPolymer business principally serves the texture, structure and physical stability (“TSPS”) food ingredients market. TSPS ingredients impart physical properties to thicken and stabilize foods. There are many types of TSPS ingredients and a wide range of food groups served, including bakery, meats, dairy and convenience products. The industry is dispersed geographically, with the majority of our sales in Europe, North America and Asia.
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
Within the entire food ingredients market, there are a relatively large number of suppliers due principally to the broad spectrum of chemistries employed. Segment leadership, global position and investment in technology are key factors to sustaining profitability. In addition, compared to our business, larger suppliers may often provide a broader product line and a range of services to food companies including functional systems or blends. The top suppliers of TSPS ingredients include FMC, DuPont, J.M. Huber Corporation, Kerry Group plc and Cargill Incorporated.
With the acquisition of South Pole Biogroup Ltda, our BioPolymer business now participates in the natural colorant food ingredients market. Biogroup's proprietary know-how is used to formulate unique natural color blends used in Food and Personal Care applications. Natural colors are a $700 million a year market with annual growth of approximately 20% in the last 2 years driven by consumer demand from synthetic to natural colors. By 2015 the natural colors market is expected to reach $1 billion or more, as consumer preference for natural colors and ingredients and overall health and nutrition continues to increase in mature and emerging markets.

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
We also supply alginates, MCC and carrageenan into oral care, cosmetics and health care markets. Highly refined extracts from selected seaweeds provide a broad range of alginate functionality, including uses in anti-reflux, dental impressions, control release of drugs and wound dressings. Special grades of carrageenan extracts are used in liquid cough medicines, toothpaste and a variety of skin care products.

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
There are only three key producers of lithium compounds: FMC, Rockwood Holdings, Inc., and Sociedad Química y Minera de Chile S.A., all of which produce lithium carbonate. FMC and Rockwood are the primary producers in downstream lithium specialties.
Industrial Chemicals
Financial Information (In millions)

Industrial Chemicals:	Industrial Chemicals:
Revenue and Operating Margin	Capital Expenditures and Depreciation and
2007-2011	Amortization 2007-2011

$1,500
$1,250
$1,000
$750
$500
$250
$0
40%
30%
20%
10%
0%
1,087
1,297
1,027
1,055
1,039
9%
16%
9%
12%
15%
2007
2008
2009
2010
2011
Revenue
Operating Margin

$120
$100
$80
$60
$40
$20
$0
65
69
106
68
66
71
68
73
84
61
2007
2008
2009
2010
2011
Capital Expenditures
Depreciation and Amortization

Overview
Our Industrial Chemicals segment, which represents 31 percent of our 2011 consolidated revenues, has low-cost positions in high volume inorganic chemicals including soda ash and hydrogen peroxide, complemented by high value, niche positions in specialty alkali and specialty peroxygens product lines. Our strategic intent for the Industrial Chemicals Group is to create a portfolio of high performing businesses exhibiting greater top and bottom line growth with significantly higher margins and reduced volatility than in the past. We will achieve this by enhancing our leadership position in natural soda ash and continuing to shift our peroxygens portfolio toward high-value specialties. We expect steady organic growth in our soda ash business due to capacity expansions serving consistent growth in global demand. We anticipate significant organic growth in environmental applications over the next five years, and we see opportunities to expand our environmental technology platform through targeted acquisitions of complementary technologies. In addition to solid revenue growth, we expect improved profit mix stemming from increased specialty market participation and the benefits of restructuring actions.

Products and Markets

Industrial Chemicals:	Industrial Chemicals:
2011 Sales Mix	2011 Revenue by Region Mix

13%
Latin America
8%
Asia Pacific
19%
Europe, Middle East & Africa
60%
North America

Industrial Chemicals serves a diverse group of markets, from economically-sensitive industrial sectors to technology-intensive specialty markets. We process and sell refined inorganic products that are sought by customers for their critical reactivity or specific functionality in markets such as glass, detergents, chemicals and pulp and paper. In addition, we produce, purify and market higher value downstream derivatives into specialized and customer-specific applications. These applications include electronics, iodides and animal nutrition.
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
We mine and produce natural soda ash using proprietary, low-cost mining technologies, such as longwall and solution mining, which we believe give us globally the lowest cost position. Our two production sites in Green River, Wyoming have the name plate capacity to produce approximately 4.85 million short tons of soda ash annually. During 2009, with the economic downturn resulting in a drop in soda ash demand, we mothballed the Granger facility and consolidated all of our soda ash production at the Westvaco facility. Since then, export markets have recovered much faster than the U.S. domestic market, and in July 2011 we restarted our Granger facility to ramp up production to an annual rate of 500,000 short tons by the end of 2011 to satisfy export demand. We also began evaluating further production increases at Granger which could bring Granger production to 1.2 million short tons by 2015.
Peroxygens
We produce peroxygen products at production facilities in the United States, Canada, Spain, Germany and the Netherlands. We also participate in a joint venture company in Thailand. We sell hydrogen peroxide into the pulp and paper, chemical processing, environmental, electronics and food industries. We are a leading North American producer of hydrogen peroxide due in part to our broad product line, geographically-advantaged plant locations, state-of-the-art processing technology and superior customer service. Hydrogen peroxide represents approximately 65 percent of our peroxygens sales.
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
Zeolites and Silicates
We have two manufacturing facilities in Spain where we have market position in zeolites and silicates. We sell zeolites and silicates products which are used in detergents, car tires, textile, foundry and pulp and paper markets. We are exploring new applications for zeolite and silicates including water treatment, environmental, detergent and agricultural markets.

Industry Overview
We primarily participate in the following product areas: soda ash, peroxygens and zeolites and silicates. These products are generally inorganic and are generally commodities that, in many cases, have few cost-effective substitutes. Growth is typically a function of industrial production in developed economies and a function of the rate of industrialization in developing economies. Pricing tends to reflect the supply and demand balance as producers add or reduce capacity in response to demand changes.
Soda Ash
Soda ash is a highly alkaline inorganic chemical essential in the production of glass and widely used in the production of chemicals, soaps and detergents, and many other products. Natural soda ash is typically produced from trona, a natural form of sodium sesquicarbonate, through mining and chemical processing. Soda ash may also be produced synthetically, but this process requires significantly more energy and produces large quantities of waste by-products, making it much less cost-effective than natural soda ash production.
Because of the processing cost advantages of trona and the large natural reserves of trona in the U.S., particularly in Green River, Wyoming, all U.S. soda ash is naturally produced. By contrast, due to a lack of trona, the majority of the soda ash that is manufactured in the rest of the world is produced synthetically. Other U.S. producers are OCI Chemical Corporation, Solvay S.A., The General Chemical Group Inc. (in which a majority stake is owned by Tata Chemicals Limited), and Nirma Limited.
Approximately 50 percent of U.S. soda ash production served export markets in 2011, with approximately 38 percent of U.S. soda ash production exported through the American Natural Soda Ash Corporation (“ANSAC”). ANSAC is the foreign sales association of three Wyoming U.S. soda ash producers established in 1983 under the Webb-Pomerene Act and subsequent legislation. Since its creation, ANSAC has been successful in coordinating soda ash exports, taking advantage of the inherent cost benefits of U.S. produced natural soda ash and leveraging its large scale of operations to the benefit of its member companies. Consequently, U.S. exports of soda ash have increased over fivefold in the last 25 years.
Peroxygens
Hydrogen peroxide is typically sold for use as a bleacher or oxidizer. While it often competes with other chemicals capable of performing similar functions, the extent of substitution is limited. Our specialty peroxygen derivatives (e.g., persulfates and peracetic acid) also functions as bleaching or oxidizing agents in some applications. Environmental regulations, regional cost differences primarily due to transportation costs, and technical differences in product performance factor into the decision to use hydrogen peroxide or one of its derivatives rather than another product. Hydrogen peroxide is sold in aqueous solutions, usually 70 percent, 50 percent or 35 percent by weight.
The pulp and paper industry represents approximately 65 percent of demand for hydrogen peroxide in North America and Europe. In these markets, hydrogen peroxide is used as an environmentally friendly bleaching agent to brighten chemical, mechanical and recycled pulps as well as to treat a wide range of mill pollutants in the waste stream. The North American and European paper markets are mature, and new investment in pulp and paper capacity is largely focused in Asia and South America. The other North American and European hydrogen peroxide producers are EKA, a wholly owned subsidiary of Akzo Nobel N.V, Arkema Inc., Evonik Industries AG, Kemira Ovj, and Solvay S.A.
Zeolites and Silicates
Zeolite has a network structure which facilitates the exchange of cations, enabling it to soften hard water in detergents. Environmental regulations limiting or banning the use of sodium tripolyphosphate in detergents have facilitated the introduction of Zeolite as a component in detergents. The properties of zeolites make them very suitable for specific applications such as adsorption, separation, ion exchange and others. In addition, the zeolite network structure can be modified to produce specialty zeolite products designed to meet sophisticated market demands. We are currently working on applications to meet these demands. The main European Zeolite producers are PQ Corporation, Industrial Zeolite, Birac and FMC.
Soluble silicates are very versatile inorganic chemical products. They are produced by combining various ratios of sand with alkali to obtain a variety of products used in many industries. The applications of silicates include detergents, ceramics, paper, foundry, construction, rubber, agriculture, textiles and production of other chemicals. Due to their relatively low price and high logistic cost, the silicate market is very fragmented with mostly local production. The main European producers are PQ Corporation, Cognis and FMC.

Source and Availability of Raw Materials
Our raw material requirements vary by business segment and include mineral-related natural resources (trona ore and lithium brines), processed chemicals, seaweed, specialty wood pulps and energy sources such as gas, coal, oil and electricity. Raw materials represented approximately 26 percent of our 2011 costs of sales and services, and no one raw material represented more than 12 percent of our total raw material purchases.
We extract ores used in Industrial Chemicals’ manufacturing processes from mines (e.g. trona in North America). Raw materials used by Specialty Chemicals include lithium brines, various types of seaweed and natural colorant raw materials that are sourced on a global basis, and specialty pulps which are purchased from selected global producers. Raw materials used by Agricultural Products, primarily processed chemicals, are obtained from a variety of suppliers worldwide.
Patents
We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to our business. We do not believe that the loss of any one or group of related patents, trademarks or licenses would have a material adverse effect on the overall business of FMC. The duration of our patents depends on their respective jurisdictions. Their expiration dates range through 2031.
Seasonality
The seasonal nature of the crop protection market and the geographic spread of the Agricultural Products business can result in significant variations in quarterly earnings among geographic locations. Agricultural products sold into the northern hemisphere (North America, Europe and parts of Asia) serve seasonal agricultural markets from March through September, generally resulting in earnings in the first, second and third quarters. Markets in the southern hemisphere (Latin America and parts of the Asia Pacific region, including Australia) are served from July through February, generally resulting in earnings in the third, fourth and first quarters. The remainder of our business is generally not subject to significant seasonal fluctuations.

Competition
We have a number one or number two market position in many of our product lines, based on revenue, either globally or in North America, largely as a result of our product offerings, proprietary technologies and our position as a low-cost producer. The following product lines accounted for the majority of our 2011 consolidated revenue. Market positions are based on the most recently available revenue data.

Agricultural Products		Specialty Chemicals		Industrial Chemicals
Product Line	Market Position	Product Line	Market Position	Product Line	Market Position
Pyrethroids	#2 in North America	Microcrystalline cellulose	#1 globally	Soda ash	#1 in North America
Carbofuran	#1 globally	Carrageenan	#1 globally	Persulfates	#1 globally
		Alginates	#1 globally
		Lithium	#2 globally
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

With significant positions in markets that include alginate, carrageenan, microcrystalline cellulose and lithium-based products, our Specialty Chemicals segment competes on the basis of product differentiation, market applications expertise, customer service and price. BioPolymer competes with both direct suppliers of cellulose and seaweed extract as well as suppliers of other hydrocolloids, which may provide similar functionality in specific applications. In microcrystalline cellulose, competitors are typically smaller than us, while in seaweed extracts (carrageenan and alginates), we compete with other broad-based chemical companies. We and each of our two most significant competitors in lithium extract the element from naturally occurring lithium-rich brines located in the Andes Mountains of Argentina and Chile, which are believed to be the world’s most significant and lowest cost sources of lithium.
Our Industrial Chemicals segment serves the soda ash markets worldwide, the peroxygens markets predominantly in North America and Europe and the zeolite and silicate markets in Europe. In North America, our soda ash business competes with four domestic producers of natural soda ash, three of which operate in the vicinity of our mine and processing facilities near Green River, Wyoming. Outside of the U.S., Canada, Europe and South Africa, we sell soda ash mainly through ANSAC. Internationally, our natural soda ash competes with synthetic soda ash manufactured by numerous producers, ranging from integrated multinational companies to smaller regional companies. We maintain a leading position in the North American market for hydrogen peroxide, especially in specialty segments. There are currently four other firms competing in the hydrogen peroxide market in North America but most of them focus primarily on the commodity pulp and paper segment. The primary competitive factor affecting the sales of soda ash and hydrogen peroxide to commodity markets is price. We seek to maintain our competitive position by employing low cost processing technology. We possess strong cost and market positions in our European peroxygens business, zeolites and silicates. In each of these markets, we face significant competition from a range of multinational and regional chemical producers. We are the only producer of persulfates in the Americas but face competition from imports from Germany, Japan, Taiwan and India. In the European persulfates market, we compete with two domestic firms as well as imports from China, Taiwan and India. In both regions, Chinese imports are constrained by the presence of anti-dumping duties.

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

	Year Ended December 31,
(in Millions)	2011	2010	2009
Agricultural Products	$84.3	$80.9	$73.1
Specialty Chemicals	14.2	13.4	12.9
Industrial Chemicals	6.7	6.2	6.8
Total	$105.2	$100.5	$92.8
Environmental Laws and Regulations
A discussion of environmental related factors can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10 “Environmental Obligations” in the notes to our consolidated financial statements included in this Form 10-K.
Employees
We employ approximately 5,000 people, with approximately 2,500 people in our domestic operations and 2,500 people in our foreign operations. Approximately 35 percent of our U.S.-based and foreign-based employees, respectively, are represented by collective bargaining agreements. We have successfully concluded virtually all of our recent contract negotiations without a work stoppage. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. We cannot predict, however, the outcome of future contract negotiations. In 2012, we have nine collective-bargaining agreements expiring all of which are related to our foreign-based employees. These contracts affect approximately 33 percent of foreign-based employees.

Securities and Exchange Commission Filings
Securities and Exchange Commission (SEC) filings are available free of charge on our website, www.fmc.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted as soon as practicable after we furnish such materials to the SEC.
In accordance with New York Stock Exchange (NYSE) rules, on May 20, 2011, we filed a certification signed by our Chief Executive Officer (CEO) that, as of the date of the certification, he was unaware of any violation by FMC of the NYSE’s corporate governance listing standards. We also file with each Form 10-Q and our Form 10-K certifications by the CEO and Chief Financial Officer under sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

ITEM 1A.	RISK FACTORS

Among the factors that could have an impact on our ability to achieve operating results and meet our other goals are:
Industry Risks:
Pricing and volumes in our markets are sensitive to a number of industry specific and global issues and events including:

•	Capacity utilization- Our businesses are sensitive to industry capacity utilization. As a result, pricing tends to fluctuate when capacity utilization changes occur within our industry.

•
Competition- All of our segments face competition, which could affect our ability to maintain or raise prices, successfully enter certain markets or retain our market position. Additionally, in Agricultural Products, competition includes not only generic suppliers of the same pesticidal active ingredient, but also alternative proprietary pesticide chemistries, crop protection technologies that are bred into or applied onto seeds, and intellectual property regarding production or use of pesticides.  Increased generic presence in agricultural chemical markets has been driven by the number of significant product patents and product data protections that have expired in the last decade, and this trend is expected to continue.

•
Changes in our customer base- Our customer base has the potential to change, especially when long-term supply contracts are renegotiated. Our Industrial Chemicals and Specialty Chemicals businesses are most sensitive to this risk.

•
Climatic conditions- Our Agricultural Products markets are affected by climatic conditions, which could adversely impact crop pricing and pest infestations. The nature of these events makes them difficult to predict.

•
Changing regulatory environment- Changes in the regulatory environment, particularly in the United States, Brazil, China and the European Union, could adversely impact our ability to continue selling certain products in our domestic and foreign markets or could increase the cost of doing so.  Our Agricultural Products business is most sensitive to this general regulatory risk given the need to obtain and maintain pesticide registrations in every country in which we sell our products. Compliance with changing laws and regulations may involve significant costs or capital expenditures or require changes in business practice that could result in reduced profitability. In the European Union, the regulatory risk specifically includes chemicals regulation known as REACH (Registration, Evaluation, and Authorization of Chemicals), which affects each of our business segments to varying degrees. The fundamental principle behind the REACH regulation is that manufacturers must verify that their chemicals can be marketed safely through a special registration system.

•
Climate change regulation- Changes in the regulation of greenhouse gases, depending on their nature and scope, could subject our manufacturing operations, particularly certain Industrial Chemicals operations in the United States, to significant additional costs or limits on operations.

•
Raw materials and energy costs- Our operating results are significantly affected by the cost of raw materials and energy, including natural gas. We may not be able to raise prices or improve productivity sufficiently to offset future increases in the costs of raw materials or energy.

•
Supply arrangements and production hazards- Certain raw materials are critical to our production process, especially in our Agricultural Products and Specialty Chemicals segments. While we have made supply arrangements to meet planned operating requirements, an inability to obtain the critical raw materials or execute under the contract manufacturing arrangements would adversely impact our ability to produce certain products. We increasingly source critical intermediates and finished products from a number of suppliers, especially in Agricultural Products. An inability to obtain these products or execute under the contract sourcing arrangements would adversely impact our ability to sell products. Our facilities and those of our key contract manufacturers are subject to operating hazards, which may disrupt our business.

•
Economic and political change- Our business could be adversely affected by economic and political changes in the markets where we compete including: inflation rates, recessions, trade restrictions, foreign ownership restrictions and economic embargoes imposed by the United States or any of the foreign countries in which we do business; changes in laws, taxation, and regulations and the interpretation and application of these laws, taxes, and regulations; restrictions imposed by foreign governments through exchange controls or taxation policy; other governmental actions; and other external factors over which we have no control.

•
Foreign operations- The Company's foreign operations can be adversely impacted by nationalization or expropriation of property, undeveloped property rights, and legal systems or political instability. Economic and political conditions within foreign jurisdictions or strained relations between countries can cause fluctuations in demand, price volatility, supply disruptions, or loss of property. In Brazil, our customers face a combination of economic factors that could result in cash flow pressures that lead to slower payments.

•
Market access risk- Our results may be affected by changes in distribution channels, which could impact our ability to access the market. In certain Agricultural Products segments, we access the market through joint ventures in which we do not have majority control. Where we do not have a strong product portfolio or market access relationships, we may be vulnerable to changes in the distribution model or influence of competitors with stronger product portfolios.

•
Business disruptions- Our business could be adversely affected by information technology systems outages or intrusions, disruption in our supply chain or manufacturing and distribution operations, or other sudden disruption in business operations beyond our control as a result of events such as acts of sabotage, terrorism or war, civil or political unrest, natural disasters, pandemic situations and large scale power outages.

•
Operational Risks- The Company's manufacturing operations inherently entail hazards that require continuous oversight and control, such as leaks, ruptures, fire, explosions, toxic releases, mechanical failures, or vehicle accidents. If operational risks materialize, they could result in loss of life, damage to the environment, or loss of production, all of which could negatively impact the Company's ongoing operations, reputation, financial results, and cash flow.

•	Litigation and environmental risks- Current reserves relating to our ongoing litigation and environmental liabilities may ultimately prove to be inadequate.

•
Hazardous materials- We manufacture and transport certain materials that are inherently hazardous due to their toxic or volatile nature. While we take precautions to handle and transport these materials in a safe manner, if they are mishandled or released into the environment, they could cause property damage or personal injury claims against us.

•
Environmental Compliance- The Company is subject to extensive federal, state, local, and foreign environmental and safety laws and regulations concerning, among other things, emissions in the air, discharges to land and water, and the generation, handling, treatment, and disposal of hazardous waste and other materials. The Company takes its environmental responsibilities very seriously, but there is a risk of environmental impact inherent in its manufacturing operations and transportation of chemicals.

Technology Risks:

•
Our ability to compete successfully, particularly in Agricultural Products and Specialty Chemicals, depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize new and innovative, high value-added products for existing and future customers.

•	Failure to continue to make process improvements to reduce costs could impede our competitive position.
Financial Risks:

•
While we have seen signs of recovery in global economic activity and in worldwide credit markets since the financial crisis that commenced in 2008, a general slowdown in economic activity caused by an economic recession could adversely affect our business. A worsening of economic conditions could adversely affect our customers' ability to meet the terms of sale or our suppliers' ability to fully perform their commitments to us.

•
We are an international company and face foreign exchange rate risks in the normal course of our business. We are particularly sensitive to the euro, the Brazilian real and the Chinese yuan. To a lesser extent, we are sensitive to the Mexican peso, the Argentine peso, the British pound sterling and several Asian currencies, including the Japanese yen.

•
We have significant investments in long-lived assets and continually review the carrying value of these assets for recoverability in light of changing market conditions and alternative product sourcing opportunities.

•
Obligations related to our pension and postretirement plans reflect certain assumptions. To the extent our plans' actual experience differs from these assumptions, our costs and funding obligations could increase or decrease significantly.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

FMC leases executive offices in Philadelphia, Pennsylvania and operates 32 manufacturing facilities and mines in 20 countries. Our major research and development facility is in Ewing, New Jersey.
Trona ore, used for soda ash production in Green River, Wyoming, is mined primarily from property held under long-term leases. We own the mineral rights to the Salar del Hombre Muerto lithium reserves in Argentina. A number of our chemical plants require the basic raw materials that are provided by these mines, without which other sources of raw materials would have to be obtained.
We believe our facilities are in good operating conditions. The number and location of our owned or leased production properties for continuing operations are:

	United States	Latin America and Canada	Western Europe	Asia- Pacific	Total
Agricultural Products	2	1	—	3	6
Specialty Chemicals	3	3	5	6	17
Industrial Chemicals	3	1	5	—	9
Total	8	5	10	9	32

ITEM 3.	LEGAL PROCEEDINGS

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
As of December 31, 2011, there were approximately 12,000 premises and product asbestos claims pending against FMC in several jurisdictions. Since the 1980s, we have had discharged approximately 100,000 asbestos claims against FMC, the overwhelming majority of which have been dismissed without any payment to the plaintiff. Settlements by us with claimants since that time have totaled approximately $43.6 million.
We intend to continue managing these cases in accordance with our historical experience. We have established a reserve for this litigation within our discontinued operations and believe that any exposure of a loss in excess of the established reserve cannot be reasonably estimated. Our experience has been that the overall trends in terms of the rate of filing of asbestos-related claims with respect to all potential defendants has changed over time, and that filing rates as to us in particular have varied significantly over the last several years. We are a peripheral defendant - that is, we have never manufactured asbestos or asbestos-containing components. As a result, claim filing rates against us have yet to form a predictable pattern, and we are unable to project a reasonably accurate future filing rate and thus, we are presently unable to reasonably estimate our asbestos liability with respect to claims that may be filed in the future.
In late June 2004, we were served in a lawsuit captioned “Lewis et al v. FMC Corporation” which was filed in United States District Court for the Western District of New York. The suit was brought by thirteen residents of Middleport, New York who allege that we violated certain state and federal environmental laws and seeks injunctive relief and monetary damages for personal injuries and property damage in connection with such alleged violations. A motion for summary judgment was decided in our favor on March 29, 2011. On April 28, 2011, the plaintiffs filed an appeal of that decision to the U.S. Court of Appeals for the Second Circuit, but failed to perfect the appeal, and the case was dismissed. The plaintiffs filed a new complaint in New York state court in late September 2011 on the state law claims on which the federal district judge did not rule in granting the summary judgment motion in the original lawsuit (nuisance, personal injury and property damage). In October 2011, we removed the new lawsuit from the state court to federal court based on diversity of citizenship and filed a motion to dismiss the case on the basis of improper and untimely service of process, which remains pending.
See Note 1 “Principal Accounting Policies and Related Financial Information—Environmental Obligations,” Note 10 “Environmental” and Note 18 “Commitments, Guarantees and Contingent Liabilities” in the notes to our consolidated financial statements included in this Form 10-K, the content of which are incorporated by reference to this Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our mine in Green River, Wyoming is included in Exhibit 95 to this Form 10-K.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of FMC Corporation, the offices currently held by them, their business experience since at least January 1, 2007 and earlier and their ages as of December 31, 2011, are as follows:

Name	Age on 12/31/2011	Office, year of election and other information
Pierre R. Brondeau	54
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

W. Kim Foster	63
Executive Vice President and Chief Financial Officer (01-present); Vice President and General Manager—Agricultural Products Group (98); Director, International, Agricultural Products Group (96); General Manager, Airport Products and Systems Division (91); Board member, Hexcel Corporation (07 – present)

Andrea E. Utecht	63	Executive Vice President, General Counsel and Secretary (01-present); Senior Vice President, Secretary and General Counsel, Atofina Chemicals, Inc. (96)
D. Michael Wilson	49
President, Specialty Chemicals Group (11-present); Vice President and General Manager - Industrial Chemicals Group (03-10); General Manager Lithium Division (97); Vice President and General Manager, Technical Specialty Papers Division, Wausau Paper Corporation (96); Vice President Sales and Marketing, Rexam, Inc. (93)

Milton Steele	63
President, Agricultural Products Group (01-present); International Director, Agricultural Products (99); General Manager Bio Product Division (98); General Manager, Asia Pacific (96); Area Manager, Asia Pacific (92)

Mark A. Douglas	49
President, Industrial Chemicals Group (11-present); Vice President, Global Operations and International Development (10); Vice President, President Asia, Dow Advanced Materials (09) Corporate Vice President, President Asia, Rohm and Haas Company (07-09) Corporate Vice President, Director of Procurement and Logistics, Rohm and Haas Company (05-07)

Thomas C. Deas, Jr.	61
Vice President and Treasurer (01-present); Vice President, Treasurer and CFO, Applied Tech Products Corp. (98); Vice President, Treasurer and CFO, Airgas, Inc. (97); Vice President, Treasurer and CFO, Maritrans, Inc. (96); Vice President—Treasury and Assistant Treasurer, Scott Paper Company (88)

Graham R. Wood	58	Vice President, Controller (01-Present); Group Controller—Agricultural Products Group (99); Chief Financial Officer—European Region (97); Group Controller—FMC Foodtech (93)
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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
FMC common stock of $0.10 par value is traded on the New York Stock Exchange and the Chicago Stock Exchange (Symbol: FMC). There were 3,731 registered common stockholders as of December 31, 2011. Presented below are the 2011 and 2010 quarterly summaries of the high and low prices of the company’s common stock.

	2011				2010
Common stock prices:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$85.62	$89.28	$93.00	$88.00	$62.24	$65.80	$69.38	$82.03
Low	$72.57	$76.79	$66.58	$63.81	$50.75	$56.69	$55.64	$66.84
Our Board of Directors has declared regular quarterly dividends since 2006; however, any future payment of dividends will depend on our financial condition, results of operations, conditions in the financial markets and such other factors as are deemed relevant by our Board of Directors. Total cash dividends of $41.2 million, $36.4 million and $36.3 million were paid in 2011, 2010 and 2009, respectively.
FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Tuesday, April 24, 2012, at Top of the Tower, 1717 Arch Street, 50th Floor, Philadelphia, PA 19103. Notice of the meeting, together with proxy materials, will be mailed approximately 30 days prior to the meeting to stockholders of record as of February 28, 2012.

Transfer Agent and Registrar of Stock:

Wells Fargo Bank, N.A.
Shareowner Services
161 North Concord Exchange	or	P.O. Box 64854
South St. Paul, Minnesota 55075-1139		St. Paul, Minnesota 55164-0856

Phone: 1-800-468-9716
(651-450-4064 local and outside the U.S.)
www.wellsfargo.com/shareownerservices

Stockholder Return Performance Presentation
The graph that follows shall not be deemed to be incorporated by reference into any filing made by FMC under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following Stockholder Performance Graph compares the five-year cumulative total return on FMC’s Common Stock for the period from January 1, 2007 to December 31, 2011 with the S&P 500 Index and the S&P 500 Chemicals Index. The comparison assumes $100 was invested on December 31, 2006, in FMC’s Common Stock and in both of the indices, and the reinvestment of all dividends.

	2006	2007	2008	2009	2010	2011
FMC Corporation	100.00	143.58	119.00	149.67	215.78	234.01
S&P 500 Index	100.00	105.48	66.96	84.33	96.82	98.86
S&P 500 Chemicals Index	100.00	126.73	76.66	110.47	134.15	132.51

For the three and twelve months ended December 31, 2011, we made the following share repurchases:
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
Q1 2011	46,733	$80.61	—	—	$304,810,180
Q2 2011	118,578	$84.33	118,578	$9,999,973	$294,810,207
Q3 2011	1,282,807	$78.42	1,274,900	$99,998,972	$194,811,235
October 1-31, 2011	5	$71.02	—	$—	$194,811,235
November 1-30, 2011	150,000	$79.86	150,000	$11,978,326	$182,832,909
December 1-31, 2011	510,036	$84.46	510,000	$43,074,317	$139,758,592
Q4 2011	660,041	$83.41	660,000	$55,052,643	$139,758,592
Total 2011	2,108,159	$80.36	2,053,478	$165,051,588	$139,758,592
On February 18, 2011, the Board of Directors authorized the repurchase of up to $250.0 million of our common stock. At December 31, 2011, $139.8 million remained unused from the authorization. On February 17, 2012, the Board authorized the repurchase of up to an additional $250.0 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the year ended December 31, 2011, 2,053,478 shares were repurchased under the publicly announced repurchase program for $165.1 million. From time to time we acquire shares from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial and other data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2011, are derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2011.

	Year Ended December 31,
(in Millions, except per share data and ratios)	2011	2010	2009	2008	2007
Income Statement Data:
Revenue	$3,377.9	$3,116.3	$2,826.2	$3,115.3	$2,632.9
Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense, loss on extinguishment of debt and income taxes	587.3	387.1	334.7	500.7	228.0
Income from continuing operations before income taxes	550.5	350.5	310.0	471.9	195.3
Income from continuing operations	414.0	218.5	257.0	346.5	166.3
Discontinued operations, net of income taxes (1)	(31.8)	(33.6)	(18.2)	(24.9)	(24.3)
Net income	382.2	184.9	238.8	321.6	142.0
Less: Net income attributable to noncontrolling interest	16.3	12.4	10.3	17.0	9.6
Net income attributable to FMC stockholders	$365.9	$172.5	$228.5	$304.6	$132.4
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	397.7	206.1	246.7	329.5	156.7
Discontinued operations, net of income taxes	(31.8)	(33.6)	(18.2)	(24.9)	(24.3)
Net income	$365.9	$172.5	$228.5	$304.6	$132.4
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$5.58	$2.84	$3.40	$4.44	$2.06
Discontinued operations	(0.45)	(0.46)	(0.25)	(0.34)	(0.32)
Net income	$5.13	$2.38	$3.15	$4.10	$1.74
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$5.54	$2.82	$3.37	$4.35	$2.02
Discontinued operations	(0.44)	(0.46)	(0.25)	(0.33)	(0.31)
Net income	$5.10	$2.36	$3.12	$4.02	$1.71
Balance Sheet Data:
Total assets	$3,743.5	$3,319.9	$3,136.2	$2,993.9	$2,733.4
Long-term debt	$798.6	$619.4	$610.5	$595.0	$497.3
Other Data:
Ratio of earnings to fixed charges (2)	11.3x	7.5x	9.2x	11.6x	5.1x
Cash dividends declared per share	$0.600	$0.500	$0.500	$0.480	$0.405
 ____________________

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

Overview
We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Our Agricultural Products segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides, and fungicides – with particular strength in insecticides and herbicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as pest control in non-agricultural markets. Specialty Chemicals consists of our BioPolymer and lithium businesses. This segment focuses on food ingredients that are used to enhance texture, color, structure and physical stability, pharmaceutical additives for binding, encapsulation and disintegrant applications, ultrapure biopolymers for medical devices and lithium for energy storage specialty polymers and pharmaceutical synthesis. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens, zeolites and silicates. Through December 31, 2010, our Industrial Chemicals segment also held a niche position in phosphorous chemicals products, however, in November 2010, we made the decision to exit the phosphate business with the shutdown of our Huelva facility in Spain.

2011 Highlights
Our businesses continue to experience positive results primarily from higher volumes and higher pricing. Results for 2011 reflect increases in both consolidated revenues and earnings in all three of our operating segments driven by solid performance. We also made significant progress towards our Vision 2015 strategic plan.
The following are the more significant developments in our businesses during the year ended December 31, 2011:

•
Revenue of $3,377.9 million in 2011 increased $381.2 million or 13 percent versus last year when excluding the $119.6 million impact of revenues from the exited phosphate and sulfur derivatives businesses in Spain during 2010. Revenue increased in all businesses and in all regions. A more detailed review of revenues by segment are included under the section entitled “Results of Operations”. On a regional basis-adjusted to exclude exited businesses discussed above- sales in Europe, Middle East and Africa increased eight percent, sales in Asia were up 19 percent, sales in Latin America grew 22 percent and sales in North America were up six percent.

•
Our gross margin of $1,167.4 million increased $116.7 million or approximately 11 percent versus last year. Gross margin percent of approximately 35 percent increased slightly by one percentage point compared to last year, as higher selling prices were mostly offset by higher costs.

•
Selling, general and administrative expenses, excluding non-operating pension and postretirement charges, of $428 million increased $36.7 million or approximately nine percent, largely due to increased spending on targeted growth initiatives and to a lesser extent foreign exchange.

•
Adjusted earnings after-tax from continuing operations attributable to FMC stockholders of approximately $429 million increased approximately $68 million or 19 percent primarily due to higher operating results in all three of our segments and to a lesser extent a lower effective tax rate. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below under the section titled “Results of Operations”.

•	In 2011, we incurred restructuring charges largely associated with the phase out of the Sodium Percarbonate plant assets in La Zaida, Spain which represented a $21 million charge.

•	We also completed the following Vision 2015 growth initiatives:

◦
In July 2011, we established Ruralco Soluciones, a joint venture in Argentina to directly access that country's large and growing agrochemicals market. This acquisition fits our Vision 2015 strategy to expand our reach in rapidly developing economies, and will allow FMC to accelerate its growth and market access in Argentina's crop protection market.

◦	In August 2011, we entered into development and distribution agreements with Christian Hansen and Marrone Bio Innovations, respectively for biological products used in agricultural applications.

◦
In September 2011, we formed Natronx Technologies in partnership with Church & Dwight and TATA Chemicals to manufacture and market sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations.

◦
In October 2011, we completed the acquisition of the persulfates business of RheinPerChemie to accelerate our shift to high-margin specialty peroxygens. The acquisition strengthens FMC Peroxygens' global reach and immediately broadens our product portfolio for Europe, the Middle East and Africa. Additionally, the acquisition of RPC will enable FMC to globalize our specialty peroxygens franchises in environmental, electronics, food safety and other applications.

◦
In November 2011, we completed the acquisition of South Pole Biogroup Ltda, a natural colors and health ingredients producer to broaden our food ingredients portfolio. The acquisition further expands our portfolio of natural specialty products used in the food, beverage, personal care, nutrition and pharmaceutical markets.

◦
Also in November 2011, we acquired the assets of Adventus Intellectual Property, expanding our growing portfolio of advanced specialty solutions serving the global site remediation market, adding new bioremediation technology for chlorinated organic compounds, pesticides and hazardous metals that complement our existing peroxygen-based solutions. The acquisition enables FMC to broaden its growing portfolio of advanced specialty solutions serving the global site remediation market.

◦
In December 2011, we acquired the Rovral and Sportak fungicide product lines from BayerCrop Science. These established fungicides are highly effective, resistance management technologies that are used worldwide with brands well recognized by leading agricultural customers around the world. Rovral and Sportak are registered in more than 50 countries, and are used in a wide range of crops, including cereals, canola, soybean, rice, potatoes, fruits and vegetables. They offer fungicidal performance in terms of disease control, are well suited to integrated pest management strategies, and are useful tools in anti-resistance programs.

2012 Outlook
In 2012, we expect another year of solid performance. We expect to have increased revenues driven by higher volumes in our Agricultural Products segment, particularly in Latin America, North America and Asia, as a result of strong market conditions and higher selling prices and volumes in both Specialty and Industrial Chemicals.
We expect an increase in earnings, mostly driven by higher sales as discussed above. Our projected earnings increase is expected to be partially offset by higher spending on growth initiatives and higher raw material costs and energy costs. We expect cash flow from our business segments to remain strong.

Results of Operations—2011, 2010 and 2009
Overview
The following presents a reconciliation of our segment operating profit to net income attributable to FMC stockholders as seen through the eyes of management. For management purposes, we report the operating performance of each of our business segments based on earnings before interest and income taxes excluding corporate expenses, other income (expense), net and corporate special income/(charges).

SEGMENT RESULTS RECONCILIATION
(in Millions)	Year Ended December 31,
	2011	2010	2009
Revenue
Agricultural Products	$1,464.5	$1,241.8	$1,051.6
Specialty Chemicals	879.1	824.5	753.1
Industrial Chemicals	1,038.5	1,054.8	1,026.7
Eliminations	(4.2)	(4.8)	(5.2)
Total	$3,377.9	$3,116.3	$2,826.2
Income (loss) from continuing operations before income taxes
Agricultural Products	$348.3	$309.5	$289.0
Specialty Chemicals	199.8	185.0	159.6
Industrial Chemicals	154.5	122.9	89.7
Eliminations	(0.1)	0.2	(0.1)
Segment operating profit	$702.5	$617.6	$538.2
Corporate expense	(62.5)	(63.0)	(44.1)
Other income (expense), net	(18.7)	(5.4)	(30.5)
Operating profit before the items listed below (1)	621.3	549.2	463.6

Interest expense, net	(39.4)	(39.3)	(27.0)
Corporate special income (charges):
Restructuring and other (charges) income	(32.4)	(151.9)	(132.8)
Non-operating pension and postretirement (charges) income (2)	(14.5)	(19.9)	3.0
Acquisition-related charges	(0.8)	—	(7.1)
Provision for income taxes	(136.5)	(132.0)	(53.0)
Discontinued operations, net of income taxes	(31.8)	(33.6)	(18.2)
Net income attributable to FMC stockholders	$365.9	$172.5	$228.5
____________________

(1)
Results for all segments including corporate expense and other income (expense) are net of noncontrolling interests of $16.3 million, $12.4 million and $10.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The majority of these noncontrolling interests pertain to our Industrial Chemicals segment.

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

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Years Ended December 31,
	2011	2010	2009
Net income attributable to FMC stockholders (GAAP)	$365.9	$172.5	$228.5
Corporate special charges (income), pre-tax	47.7	171.8	136.9
Income tax expense (benefit) on Corporate special charges (income)	(15.6)	(55.2)	(37.7)
Corporate special charges (income), net of income taxes	32.1	116.6	99.2
Discontinued operations, net of income taxes	31.8	33.6	18.2
Tax adjustments	(0.9)	38.7	(43.7)
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$428.9	$361.4	$302.2

Year Ended December 31, 2011 compared to December 31, 2010
In the following discussion, “year” refers to the year ended December 31, 2011, and “prior year” refers to the year ended December 31, 2010. Additionally, in the discussion below, please refer to our chart titled "Segment Results Reconciliation" within the Results of Operations section. All comparisons are between the periods unless otherwise noted.
Segment Results
For management purposes, segment operating profit is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses and research and development expenses). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (income), non-operating pension and postretirement charges, investment gains and losses, loss on extinguishment of debt, asset impairments, Last-in, First-out (“LIFO”) inventory adjustments, acquisition related charges and other income and expense items.
Information about how each of these items relates to our businesses at the segment level and results by segment are discussed below and in Note 19 to our consolidated financial statements included in this Form 10-K.
Agricultural Products

(in Millions)	Year Ended December 31,		Increase/(Decrease)
	2011	2010	$	%
Revenue	$1,464.5	$1,241.8	$222.7	18%
Operating Profit	348.3	309.5	38.8	13
Revenue of $1,464.5 million increased approximately 18 percent versus the prior year period due to strong sales in North America, Latin America and Asia slightly offset by the expected decline in Europe, Middle East and Africa (EMEA). North America revenue of $284.4 million increased 12 percent due to increased volumes as a result of strong market demand for our pre-emergent herbicides partially offset by unfavorable weather conditions experienced in the second quarter of 2011. Latin America revenue of $782.5 million increased 25 percent driven by favorable market conditions, particularly in Brazil's sugarcane, cotton and soybean markets, and growth in planted acres for key crops. Revenue in Asia of $246.0 million increased 21 percent reflecting continued strong market conditions, particularly in Australia, China, Indonesia, Thailand, Pakistan and

India. As expected, these increases were partially offset by a decline in EMEA revenues of four percent to $151.6 million. The decline was primarily driven by the absence of sales of our bifenthrin product in Europe which is further discussed below under "Certain Regulatory Issues."
Agricultural Products' operating profit of $348.3 million increased approximately 13 percent compared to prior year, reflecting the strong sales growth partially offset by increased raw material costs and a $24.5 million or 13 percent increase in selling and administrative expenses for focused growth initiatives, higher people-related costs and unfavorable exchange impacts.
In 2012, we expect full-year revenue growth of approximately 10 percent reflecting increased volumes in all regions, particularly in Latin America, North America and Asia, due to anticipated strong market conditions and growth in new and recently introduced products and the sales impact of new fungicide products. We expect full-year segment operating profit growth of approximately 10 percent driven by the sales gains partially offset by higher spending on targeted growth initiatives.
Certain Regulatory Issues
In the European Union ("EU"), following an administrative appeals process, the European Commission's proposal to exclude our bifenthrin product from the European Commission's official list of approved pesticides, was adopted on November 30, 2009. FMC had an additional six months to sell bifenthrin in the EU, through May 2010, and subsequently, in most EU countries, there was up to 6-12 months for further sale by distributors or dealers, and use by farmers. On December 30, 2010, the French Ministry of Agriculture issued a notice adding bifenthrin, along with eight other pesticidal active ingredients, to the “Grenelle” list of pesticides. While not superseding the remaining sell-out and usage period allowed by the EU decision, the Grenelle listing has had the practical effect of discouraging product use in France during 2011. At the European level, we re-submitted for reconsideration. The European Commission has reviewed the re-consideration dossier and, in December 2011, issued its recommendation that Bifenthrin be included on the approved product list. The Commission's recommendation will now be voted on by Member States - a decision is expected in the first half of 2012. At the French level, we believe that the Grenelle listing was unwarranted and contrary to French administrative law, and we are challenging the decision. Through these efforts, we are seeking to minimize the interruption in future bifenthrin sales in the European market. During 2012, however, we are not selling any bifenthrin for agricultural use into the EU and the absence of such sales will not have a material effect on the Company's financial condition or results of operations.
We intend to defend vigorously all our products in the U.S., EU and other countries' regulatory processes where FMC's pesticide products will be reviewed in the ordinary course of regulatory programs during 2012 as part of the ongoing cycle of re-registration in countries around the world. In 2008, the Brazilian health surveillance agency informed us that they intend to review carbofuran along with 13 other major pesticides, but has yet to issue any required formal announcement that identifies their specific concerns or preliminary position on re-registration. We are cooperating and defending our product in this process. Under the Brazilian regulatory process, any recommendation would require public notice and comment as well as concurrence from the Brazilian environmental and agricultural ministries before any regulatory change is effective. Thus, we do not expect a sales impact in Brazil in 2012.
Specialty Chemicals

(in Millions)	Year Ended December 31,		Increase/(Decrease)
	2011	2010	$	%
Revenue	$879.1	$824.5	$54.6	7%
Operating Profit	199.8	185.0	14.8	8
Revenue in Specialty Chemicals was $879.1 million, an increase of approximately seven percent versus the prior year. The increase was driven primarily by volume increases and higher pricing in BioPolymer and favorable pricing in lithium specialties and favorable currency impacts.
BioPolymer revenue of $654.3 million increased approximately seven percent from the prior year. This increase was due to higher volumes which increased revenue by three percent, favorable pricing which impacted sales by two percent and the impact of a stronger euro which accounted for the remaining two percent. The volume gains and higher pricing were realized in both the food ingredients and pharmaceutical markets.
Lithium revenue of $224.8 million increased approximately six percent compared to the prior year. Currency impacts resulted in a one percent increase in revenue while pricing was up four percent and volumes were flat as compared to prior year. Lithium has been impacted by tightening of supply.

Segment operating profit of $199.8 million increased eight percent versus the prior year. The increase was primarily driven by the volume gains, higher pricing and favorable mix in BioPolymer and favorable pricing in Lithium offset by adverse weather conditions in Argentina which impacted mining operations. Selling, general and administrative expenses increased by 14 percent or $9.8 million to support growth initiatives.
In 2012, we expect full-year revenue growth of approximately 10 percent driven by higher selling prices across the segment and higher volumes in BioPolymer and lithium primaries. Full-year segment operating profit growth is expected to be approximately 10 percent reflecting higher sales, partially offset by higher raw material and energy costs.
As we anticipate ongoing growth for microcrystalline cellulose ("MCC") on a global basis, especially high in rapidly developing economies, in March 2011 we completed the expansion of our MCC plant in Cork, Ireland. The expansion, now in full production, increased our global capacity by approximately 25 percent for food and pharmaceutical grade MCC.
Industrial Chemicals

(in Millions)	Year Ended December 31,		Increase/(Decrease)
	2011	2010	$	%
Revenue	$1,038.5	$1,054.8	$(16.3)	(2)%
Operating Profit	154.5	122.9	31.6	26
Revenue in Industrial Chemicals was $1,038.5 million, a decrease of approximately two percent versus the prior year. The decrease is primarily attributable to the exit of our phosphate and sulfur derivative businesses in Spain during 2010. The absence of phosphate and sulfur derivatives revenue in 2011 resulted in overall revenue declines in the segment of approximately 12 percent.  The decline in these revenues were partially offset by higher pricing across the segment, particularly in soda ash, which impacted revenues by approximately six percent. Higher freight billing and favorable currency impacts increased revenue by approximately three percent.
Alkali revenues of $696.4 million increased 12 percent over the prior year due to higher pricing particularly in the export market, higher freight billings and slightly higher volumes. Export demand continues to be robust, especially in Asia and Latin America. In our domestic market, we experienced higher pricing due to constrained supply while volume growth continues to be in line with the demand recovery being experienced in flat glass, detergents and chemicals.
Peroxygens revenues of $297.4 million increased 10 percent over the prior year driven primarily by higher pricing and favorable currency impacts offset by slightly reduced volumes. The increased pricing was primarily in our hydrogen peroxide and specialty persulfates product lines.
Revenues of $44.7 million were 9 percent higher year over year in Zeolites and Silicates from $41.0 million in the prior year.
Segment operating profit of $154.5 million increased approximately 26 percent versus the year ago period primarily as a result of the higher pricing documented above. The exited phosphate and sulfur derivative businesses had a loss of $1.3 million for the year ended December 31, 2010. Additionally, the startup costs associated with our Granger soda ash facility were offset by favorable production efficiencies in Alkali. Selling, general and administrative costs increased seven percent or $3.5 million primarily for targeted growth initiatives.
In 2012, we expect full-year revenue to be approximately 10 percent due to higher selling prices in soda ash and peroxygens and volume growth in soda ash export markets. We expect full-year operating profit growth of approximately 20 percent, driven by higher sales in soda ash and peroxygens and the continued mix shift toward specialty peroxygens.
Venezuela Investment
Recent events in Venezuela, such as hyperinflation, devaluation of currency, government price controls, parallel exchange rates, and political issues have created significant risks and uncertainties for the Venezuelan subsidiaries of multinational corporations. We hold a noncontrolling investment in a Venezuelan phosphate business, Tripoliven C.A. The value of this investment on our consolidated balance sheet at December 31, 2011 is approximately $9 million. While there has been a lag between the declaration and payment to us of dividends from Tripoliven, we did receive dividends from Tripoliven during 2010. We do not believe there is any impairment of Tripoliven at December 31, 2011, as Tripoliven continues to operate as a profitable business and we expect in the future to recover at least the value of our investment. If our investment in Tripoliven were to be totally impaired, it would have an immaterial impact on our liquidity or consolidated financial position, but the impairment charge would have a one-time effect on our results of operations in the period in which it would be recorded.

Other Results of Operations
Corporate expenses
We recorded expenses of $62.5 million in 2011 compared to $63.0 million in 2010. The slight decrease was a result of reduced consulting expenses of approximately $3 million during 2011 compared to the same period in 2010. Consulting expenses incurred in the latter part of 2010 were associated with our global procurement initiative, aimed at reducing the costs of goods and services purchased on a world-wide basis. The majority of these consulting expenses were not repeated in 2011. The decrease in consulting expenses were partially offset by increased costs of approximately $2 million to support our global growth initiatives. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our consolidated statements of income.
Other income (expense), net
Other expense increased to $18.7 million in 2011 from $5.4 million in 2010. The increase was primarily due to expense related to an increase in our LIFO inventory reserves in 2011 of $2.6 million versus 2010 where we had a reduction in the LIFO reserve of $10.4 million, resulting in a period-to-period change of $13 million. Other income (expense), net is included as a component of the line item “Costs of sales and services” on our consolidated statements of income.
Interest expense, net
Interest expense, net for 2011 of $39.4 million was relatively flat compared to the same period in 2010 of $39.3 million.
Corporate special income (charges)
Restructuring and other (charges) income
These charges totaled $32.4 million in 2011 compared to $151.9 million in 2010. Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income). Please see the table and further discussion regarding our restructuring and other charges (income) in Note 7 to our consolidated financial statements included in this Form 10-K. Restructuring and asset disposal charges in 2011 of $28.0 million were primarily associated with the Sodium Percarbonate phase-out charges of $21.0 million as well as continuing charges related to facility restructurings and shutdowns which were announced in years prior to 2011. Other charges (income) net in 2011 of $4.4 million was primarily associated with charges of $3.1 million for environmental remediation at operating sites.
Restructuring and asset disposal charges of $127.2 million in 2010 were primarily associated with the Huelva shutdown charges of $110.4 million as well as continuing charges related to facility restructuring and shutdowns which were announced in years prior to 2010. Other charges (income) net in 2010 of $24.7 million was primarily associated with charges of $14.2 million for environmental remediation at operating sites and a $5.7 million charge related to our Agricultural Products segment acquiring certain rights to a herbicide still under development.
The activity of the restructuring charges listed above are also included within Note 7 to our consolidated financial statements included in this Form 10-K. We believe the restructuring plans implemented are on schedule and the benefits and savings either have been or will be achieved.
Non-operating pension and postretirement (charges) income
The charge for 2011 was $14.5 million compared to $19.9 million for 2010. The decrease in charges is primarily the result of a settlement charge of $7.3 million recorded in 2010 associated with the acceleration of previously deferred pension actuarial losses. The acceleration was triggered by a lump-sum payout to our former Chairman and CEO in 2010. No such event occurred for the year ended December 31, 2011. On the consolidated statements of income, these charges are included in “Selling, general and administrative expenses”.
Acquisition-related charges
The charge in 2011 of $0.8 million, related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting. The charges for year ended December 31, 2011 relate to a number of acquisitions completed in 2011. On the consolidated statements of income, these charges for all years presented are included in “Costs of sales and services”. No such charges occurred for the year ended December 31, 2010. See Note 3 to our consolidated financial statements included in this Form 10-K for more information on our acquisitions.

Provision for income taxes
Provision for income taxes was $136.5 million for 2011 compared to a provision of $132.0 million for the prior year period resulting in effective tax rates of 24.8 percent and 37.7 percent, respectively. The change in the effective tax rate was primarily a result of the change in tax adjustments recorded in 2011 and 2010 as described below:
2011 tax adjustments were favorable in the amount of $0.9 million primarily related to a reduction of approximately $15 million for our liability for unrecognized tax benefits due to settlements of audits mostly offset by net valuation allowance increases of approximately $13 million. The valuation allowance increase was primarily related to foreign operations because of our expectation that the tax losses at these operations are not expected to be fully recoverable in future years from the earnings.
2010 tax adjustments were unfavorable in the amount of $38.7 million and are primarily a result of recording a $40 million valuation allowance in our Spanish legal entity, predominantly due to the Huelva facility shutdown, for tax losses that are not expected to be fully recoverable in future years from the earnings of the remaining businesses in that entity. 2010 tax adjustments were also impacted by a $3.6 million tax charge associated with the tax treatment of the Medicare Part D subsidy, which was enacted as part of the recent U.S. health care reform legislation. The unfavorable tax adjustments were partially offset by a reduction in our liability for unrecognized tax benefits due to settlements of audits and expiration of statute of limitation and recognition of various tax credits.
Excluding the impact of these tax adjustments, our effective tax rate in 2011 was 25.0 percent versus 26.6 percent in 2010. This decrease in the effective tax rate is primarily due to changes in the mix of domestic income compared to income earned outside of the U.S. In 2011 a larger portion of our foreign earnings were earned by our operations in Hong Kong and Ireland which have lower tax rates than the U.S. These foreign operations service our global businesses and we anticipate that they will continue to be a larger source of earnings for FMC.
Discontinued operations, net of income taxes
Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued between 1976 and 2001. The primary liabilities retained include environmental liabilities, other post-retirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.
Discontinued operations, net of income taxes totaled a charge of $31.8 million for 2011, compared to a charge of $33.6 million 2010. The charges for 2011 were primarily related to an increase in reserves associated with our Front Royal site, operating and maintenance activities for a number of environmental sites and charges for legal reserves and expenses related to discontinued operations.
The charges for 2010 were primarily related to an increase in the provision for environmental issues at our Middleport site as well as operating and maintenance activities for a number of environmental sites and charges for legal reserves and expenses related to discontinued operations.
Net income attributable to FMC stockholders
Net income attributable to FMC stockholders increased to $365.9 million for 2011, from $172.5 million for 2010. The increase was primarily due to higher operating profits in all three of our segments, a lower effective tax rate and lower restructuring and other charges (income). These items were partially offset by the increase in LIFO inventory adjustments.
Year ended December 31, 2010 compared to December 31, 2009
In the following discussion, “year” refers to the year ended December 31, 2010, and “prior year” refers to the year ended December 31, 2009. Additionally, in the discussion below, please refer to our chart titled "Segment Results Reconciliation" within the Results of Operations section. All comparisons are between the periods unless otherwise noted.
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
Segment operating profit of $309.5 million increased seven percent compared to the prior year period, reflecting strong sales performance partially offset by higher first-half inventory and distribution costs, and selling and administrative expenses. Higher selling and administrative expenses of $33.7 million or 22 percent increase were primarily due to foreign exchange impacts, higher spending on growth initiatives and increased people-related costs.
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
Lithium revenues of $213.0 million increased 22 percent from the prior-year period primarily due to higher volumes driven by improving economic conditions slightly offset by lower pricing. Higher volumes increased revenue by 29 percent while the lower pricing negatively impacted revenues by seven percent. The improving economic conditions in lithium are driven primarily by growth in battery and metals markets in Asia.
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
Segment operating profit of $122.9 million increased approximately 37 percent versus the year ago period, driven by the strong demand recovery and lower raw material and energy costs which more than offset lower selling prices across the segment.

Other Results of Operations
Corporate expenses
We recorded expenses of $63.0 million in 2010 compared to $44.1 million in 2009. The increase was primarily due to increased incentive compensation expense of $8.0 million and consulting expense of $7.9 million compared to the prior year. The increase in consulting services was a result of several new initiatives, primarily involving global procurement, aimed at reducing the costs of goods and services purchased on a world-wide basis.
Other income (expense), net
Other income (expense), net is comprised primarily of LIFO inventory adjustments. Other expense was $5.4 million in 2010 compared to $30.5 million in 2009. The decrease was due primarily to income related to a $25.6 million decrease in our LIFO inventory reserves.
Interest expense, net
The 2010 net interest expense increased to $39.3 million compared to $27.0 million in 2009 primarily due to higher interest rates associated with our senior bond offering in the fourth quarter 2009 whose proceeds were used to pay off lower variable rate debt under our committed credit facilities.

Corporate special income (charges)

Restructuring and other (charges) income
These charges were $151.9 million in 2010 compared to $132.8 million in 2009. Refer to page 30 for a description of these charges incurred during 2010. During 2009, in response to weaker market conditions, we made a number of decisions in that year to realign some of our operating assets.  We made the decisions to shut down the peroxygens manufacturing facility in Santa Clara, Mexico, lithium facility in Bayport, Texas, operations in Barcelona, Spain and our lithium metal production unit in Bromborough, UK. We incurred restructuring and asset disposal charges in 2009 of $81.5 million primarily as a result of these decisions. Other charges (income) net in 2009 of $51.3 million were primarily associated with $29.9 million of legal matters mostly in our Industrial Chemicals segment as well as charges of $20.2 million for environmental remediation at operating sites. Legal matters in our Industrial Chemicals segment mostly had to do with a charge of $21.0 million in connection with the resolution of a regulatory matter as well as a $3.3 million charge related to the settlement of a legal matter.
Non-operating pension and postretirement (charges) income
The charge for 2010 was $19.9 million compared to income of $3.0 million for 2009. The increase in charges is a result of amortization related to pension asset losses incurred in prior periods and a decrease in actual plan discount rates from 2009 to 2010. The charge for 2010 was also impacted by a $7.3 million settlement charge associated with the acceleration of previously deferred pension actuarial losses. The acceleration was triggered by a lump-sum payout to our former Chairman and CEO.
Acquisition-related charges
The charges in 2009 of $7.1 million related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting. The charges for year ended December 31, 2009 relate to a 2008 acquisition in our Specialty Chemicals segment and a 2009 acquisition in our Agricultural Products segment. Additionally the amount in 2009 includes inventory adjustments related to the third quarter 2008 acquisition in our Specialty Chemicals segment and subsequent alginates business restructuring.
Provision for income taxes
We recorded a provision of $132.0 million in 2010 compared with a provision of $53.0 million in 2009 resulting in effective tax rates of 37.7 percent and 17.1 percent, respectively. The effective tax rate was impacted by tax adjustments recorded in 2010 and 2009. Refer to page 31 for a description of these tax adjustments recorded during 2010. The tax adjustments recorded in 2009 are described below.
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

Excluding the impact of these tax adjustments, our effective tax rate in 2010 was 26.6 percent versus 31.1 percent in 2009. The fluctuation is primarily the result of the mix of domestic income compared to income we earn domestically as income earned outside of the U.S. is typically taxed at rates lower than income earned inside the U.S.
Discontinued operations, net of income tax
Discontinued operations, net of income tax totaled a loss of $33.6 million in 2010 versus a loss of $18.2 million in 2009. Refer to page 31 for a description of our 2010 charges. The 2009 loss is primarily related to environmental charges associated with our Front Royal and Middleport sites and operating and maintenance activities for a number of environmental sites partially offset by recoveries related to our Front Royal site. The 2009 loss also includes charges for legal reserves and expenses related to discontinued operations.
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

Liquidity and Capital Resources
Cash and cash equivalents at December 31, 2011 and 2010, were $158.9 million and $161.5 million, respectively. Of the cash and cash equivalents balance at December 31, 2011, $82.1 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries and therefore we have not recorded additional taxes that would be payable if we repatriated these earnings. In the event that funds from our foreign subsidiaries are repatriated to the U.S., we would be required to accrue and pay U.S. taxes on those amounts.
At December 31, 2011, we had total debt of $825.6 million as compared to $637.9 million at December 31, 2010. This included $779.1 million and $503.0 million of long-term debt (excluding current portions of $19.5 million and $116.4 million) at December 31, 2011 and 2010, respectively. Other short-term debt, which consists solely of foreign borrowings, increased to $27.0 million at December 31, 2011, compared to $18.5 million at December 31, 2010.
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
Loans under the 2011 credit agreement will bear interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate for the relevant term, plus in each case an applicable margin. The applicable fully-drawn margin is 1.13 percent per year, subject to adjustment based on the credit rating assigned to our senior unsecured debt. We are required to pay a facility fee on the total amount of the credit facility. The initial facility fee is 0.15 percent per year. The applicable margin and the facility fee are subject to adjustment based on the rating assigned to our long-term senior unsecured debt.
Among other restrictions, the 2011 Credit Agreement contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended December 31, 2011, was 1.4 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended December 31, 2011, was 15.9 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at December 31, 2011.

2011 Senior Notes
On November 22, 2011, we issued $300 million aggregate principal amount of 3.95 percent Senior Notes due 2022. The net proceeds from the offering were used for general corporate purposes including acquisitions.

Statement of Cash Flows
Cash provided by operating activities was $425.6 million, $399.7 million and $343.5 million for 2011, 2010 and 2009, respectively.
The table below presents the components of net cash provided by operating activities.

	Twelve months ended December 31,
	2011	2010	2009
Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	587.3	387.1	334.7
Significant non-cash expenses (1)	198.4	268.8	198.2
Operating income before non-cash expenses (Non-GAAP)	785.7	655.9	532.9

Change in trade receivables (2)	(77.9)	(109.9)	(59.3)
Change in inventories (3)	(110.5)	(7.9)	35.4
Change in accounts payable (4)	69.3	106.6	(71.5)
Change in accrued rebates (5)	15.3	33.2	13.7
Change in all other operating assets and liabilities (6)	1.6	25.5	78.9
Restructuring and other spending (7)	(87.3)	(53.4)	(37.4)
Environmental spending, continuing, net of recoveries (8)	(12.0)	(8.9)	(7.4)
Pension and other postretirement benefit contributions (9)	(67.0)	(105.2)	(93.4)
Cash basis operating income (Non-GAAP)	517.2	535.9	391.9

Interest payments	(36.3)	(38.4)	(24.3)
Tax payments	(47.9)	(41.5)	(24.1)
Excess tax benefits from share-based compensation (10)	(7.4)	(56.3)	—

Cash provided by operating activities	425.6	399.7	343.5
____________________

(1)	Represents the sum of depreciation, amortization, non-cash asset write down, share-based compensation, and pension charges.

(2)
Overall, the use of cash for trade receivables in each year is primarily due to revenue increases, particularly for Agricultural Products sales in Brazil where terms are significantly longer than the rest of our businesses. The changes year over year primarily represent timing associated with receivables collections.

(3)
The change in inventory from 2010 to 2011 resulted in a use of cash primarily due to an inventory build to fulfill projected 2012 first quarter demand in Agricultural Products, particularly in North America and Latin America. The change from 2009 to 2010 was largely driven by higher sales in 2010 as well as in 2009 inventories decreased from the end of 2008 due to lower inventory costs in Industrial Chemicals, particularly for the exited phosphate rock product line.

(4)
The source of cash in 2011 was driven by continued focus on vendor terms and trade practices as well as the increased inventory build at the end of 2011 to satisfy projected demand. In 2010 accounts payable increased as a result of higher focus on payables management. The 2009 accounts payable use of cash was due to the higher cost phosphate rock in payables at the end of 2008 which was replaced by lower cost phosphate rock at the end of 2009.

(5)
These rebates are associated with our Agricultural Products segment and are primarily in North America and Brazil and generally settle in the fourth quarter of each year. The changes in year over year for each year presented in the table above is primarily associated with timing of payments.

(6)	Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities.

(7)
See Note 7 in our consolidated financial statements included in this Form 10-K for further details. Included in 2011 amounts is the approximate $44 million payment associated with the European Union fine. See Note 18 in our consolidated financial included in this Form 10-K for further details.

(8)
Included in our income for each of the years presented are environmental charges of $3.1 million, $14.2 million, and $20.2 million for environmental and remediation at our operating sites, which will be spent in years beyond 2011. The amounts in this row represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves.

(9)
Amounts include voluntary contributions to our U.S. defined benefit plan of $55 million, $80 million and $75 million, respectively. In 2010 the amount also includes a lump-sum payout of approximately $15 million from our nonqualified pension plan.

(10)
The significant increase in excess tax benefits in 2010, which are presented as a financing activity in the statement of cash flows, from share-based compensation was due to the use of our remaining U.S. Federal net operating losses in 2010. As a result we recognized in 2010 excess tax benefits generated in years 2006 through 2010. Excess tax benefits in 2011 represent excess tax benefits generated solely in year 2011. See Note 14 to our consolidated financial statements included in this Form 10-K for further discussion on these excess tax benefits.

Cash required by operating activities of discontinued operations was $44.3 million, $45.2 million and $42.0 million for 2011, 2010 and 2009, respectively.
The decrease from 2010 to 2011 is a result of reduced spending on legal proceedings partially offset by increased spending on discontinued environment sites. The change in 2010 compared to 2009 was due to higher spending on legal proceedings associated with discontinued operations partially offset by lower net environmental spending in 2010. Discontinued environmental spending was $21.1 million in 2011 compared to $17.1 million in 2010 and $22.1 million in 2009. The remaining discontinued cash outflows primarily represents spending against reserves for legal proceedings associated with discontinued operations.
Cash required by investing activities was $358.0 million, $154.0 million and $200.7 million for 2011, 2010 and 2009, respectively.
The change from 2010 to 2011 was primarily due to the acquisitions completed during 2011 and higher capital spending associated with capacity expansions as compared to 2010. See Note 3 to the consolidated financial statements included within this Form 10-K for more information on the 2011 acquisitions. The decrease in cash required in 2010 as compared to 2009 was driven primarily by a reduction in acquisitions and capital expenditures.
Cash required by financing activities was $25.3 million, $116.6 million and $77.8 million in 2011, 2010 and 2009, respectively.
The change in 2011 compared to 2010 was primarily due to the issuance of our senior debt notes during 2011 which resulted in a cash inflow of approximately $300 million. This inflow was partially offset by repayments of other long term debt during the year and increased capital stock repurchases as compared to 2010. The change from 2009 to 2010 was due primarily to the repurchases of common stock and lower proceeds from borrowings of long term debt, partially offset by lower repayments under our committed credit facilities and the inclusion of excess tax benefits from share-based compensation.
Other potential liquidity needs
Our cash needs for 2012 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our committed revolving credit facility.
Projected 2012 capital expenditures are expected to be approximately 30 percent higher than 2011 levels, primarily to increase capacity in BioPolymer, lithium and soda ash.
Projected 2012 spending includes approximately $40 million of net environmental remediation spending. This spending does not include expected spending of approximately $10 million in 2012 on capital projects relating to environmental control facilities. Also, we expect to spend approximately $30 million in 2012 for environmental compliance costs, which we will include as a component of costs of sales and services in our consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls above the foregoing projections.
Our U.S. Pension Plan assets increased slightly from $842.4 million at December 31, 2010 to $853.9 million at December 31, 2011. Our U.S. Pension Plan assets comprise approximately 93 percent of our total plan assets with the difference representing plan assets related to foreign pension plans. Due to lower market return expectations, we are reducing our long-term rate of return assumption to 7.75 percent for 2012 from 8.5 percent used in 2011. See Note 13 to the consolidated financial statements included within this Form 10-K for details on how we develop our long-term rate of return assumptions. In order to reduce future funding volatility, we intend to contribute $65 million in 2012, which is in excess of the minimum requirements versus contributions of $55 million in 2011 and $80 million in 2010. We do not believe that the additional contribution will have a significant negative impact on our current and future liquidity needs. However, a continuation of the volatility of interest rates and negative equity returns under current market conditions may require greater contributions to the Plan in the future.
On February 18, 2011, the Board of Directors authorized the repurchase of up to $250.0 million of our common stock. At December 31, 2011, $139.8 million remained unused from the authorization. On February 17, 2012, the Board authorized the repurchase of up to an additional $250.0 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the year ended December 31, 2011, 2,053,478 shares were repurchased under the publicly announced repurchase program for $165.1 million. From time to time we acquire shares from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.
On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law. Title VII of the Act contains significant changes in the ways derivatives are regulated. Several U.S. government regulatory agencies and departments are charged with developing the many regulations required under the new law. While the exact effects on FMC cannot be known until final regulations are promulgated, we believe our liquidity requirements will be adequately met by the sources available to us.
Commitments
We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $18.5 million and $24.1 million at December 31, 2011, and 2010, respectively, and are recorded on the consolidated balance sheets for each date as “Guarantees of vendor financing”.
Short-term debt consisted of foreign credit lines at December 31, 2011, and 2010. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.
We continually evaluate our options for divesting real estate holdings and property, plant and equipment that are no longer integral to our operating businesses. In connection with our property and asset sales and divestitures, we have agreed to indemnify the buyer for certain liabilities, including environmental contamination and taxes that occurred prior to the date of sale. Our indemnification obligations with respect to these liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. As such, it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss. If triggered, we may be able to recover certain of the indemnity payments from third parties. We have not recorded any specific liabilities for these guarantees.
Our total significant committed contracts that we believe will affect cash over the next four years and beyond are as follows:

Contractual Commitments	Expected Cash Payments by Year
(in Millions)	2012		2013	2014	2015	2016 & beyond	Total
Debt maturities (1)	$46.5	—	$5.7	$32.5	$0.1	$743.1	$827.9
Contractual interest (2)	37.1	—	36.7	36.5	35.8	287.7	433.8
Lease obligations (3)	27.4	—	28.6	26.5	28.8	41.8	153.1
Certain long-term liabilities (4)	2.3	—	5.7	6.2	6.3	58.0	78.5
Forward energy and foreign exchange contracts (5)	—		—	—	—	—	—
Non-contingent acquisition payable (6)	25.9		—	—	—	—	25.9
Purchase obligations (7)	32.0		21.2	2.4	0.8	19.7	76.1
Total (8)	$171.2		$97.9	$104.1	$71.8	$1,150.3	$1,595.3
 ____________________

(1)	Excluding discounts.

(2)
Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We had $17.7 million of long-term debt subject to variable interest rates at December 31, 2011. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2011. Variable rates are market determined and will fluctuate over time.

(3)	Before sub-lease rental income.

(4)	Payments associated with our Ewing research and development facility and our Shanghai innovation center.

(5)	At December 31, 2011, the net value of these contracts results in a net asset position.

(6)	See Note 3 to the consolidated financial statements within this Form 10-K.

(7)
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

(8)
As of December 31, 2011, the liability for uncertain tax positions was $8.1 million and this liability is excluded from the table above. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and periods in which these liabilities might be paid.

Contingencies
See Note 18 to our consolidated financial statements included in this Form 10-K.

Climate Change
We have been following legislative and regulatory developments regarding climate change because the regulation of greenhouse gases, depending on their nature and scope, could subject some of our manufacturing operations to additional costs or limits on operations. On December 29, 2009, EPA's Mandatory Reporting of Greenhouse Gases Rule became effective. This rule requires FMC to collect information regarding greenhouse gas emissions from our large sources and report them beginning in 2011. Our Alkali Chemicals Division mines and processes trona ore into soda ash and related products at our facilities near Green River, Wyoming. This activity constitutes most of FMC's greenhouse gas emissions globally. In 2011, we reported to the EPA under the Greenhouse Gas reporting rule approximately 1.6 million metric tons of direct emissions from these operations for 2010. In 2012, we will report approximately 1.9 million metric tons of direct emissions from these operations for 2011. The reason for the increase in emissions was that during 2011, we re-commissioned the first phase of natural soda ash capacity at our Green River facility known as Granger. We expect the total greenhouse gas emissions from our Green River, Wyoming operations to increase further in 2012, reflecting a full year of operations at the Granger facility.
In addition, two plants in our BioPolymer business also reported emissions above the EPA's reporting threshold, but each plant's emissions are substantially less than at our Green River facilities, in total less than 0.1 million metric tons.
A significant source of greenhouse gas emissions at Green River are process emissions. That is, a significant portion of the greenhouse gases released during the mining and processing of soda ash occurs naturally in the trona ore feedstock. Unlike the situation with energy efficiency, where efficiencies may result in a reduction of greenhouse gases, the amount of greenhouse gases present in the trona ore cannot be reduced. All of the companies producing natural soda ash have such process emissions. Yet, the lower energy intensity of natural soda ash provides a favorable carbon intensity compared with synthetic soda ash produced throughout the rest of the world. Even with the additional emissions from the operation of the Granger facility, our carbon emission intensity is expected to remain favorable compared to our synthetic soda ash competition.
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
It is not possible at this time to predict whether or when Congress may enact climate change legislation in the United States or what provisions might be included in the final legislation. In the absence of federal climate change legislation, EPA has moved forward with a finding of “endangerment” and a promulgated “tailoring rule” to apply the Prevention of Significant Deterioration (PSD) provisions of the Clean Air Act to greenhouse gas emissions. This rule is being challenged in court. We have announced engineering of a major process optimization involving solution mining to return Granger to nameplate capacity.  Although the innovative process will reduce our energy and carbon intensity, if approved by the Board of Directors this optimization project may require a review for greenhouse gas emissions by EPA. Such a review could impact project schedule or cost.
Because of the many variables, it is premature to make any estimate of the costs of complying with un-enacted federal climate change legislation or as yet un-implemented federal regulations in the United States. However, we are aware of the potential impacts that could result from emissions regulations in the U.S. that are more stringent than those experienced by our global competitors. These could make it more difficult for us to competitively produce natural soda ash at Green River. A reduction in natural soda ash production as a result of more stringent regulations in the U.S. would lead to more greenhouse gas emissions globally because the lost supply of natural soda ash would be replaced by the more costly and more greenhouse gas intensive synthetic soda ash.

At this point our U.S. facilities are not subject to any state or regional greenhouse gas regulation that limits or imposes fees on current emissions, and our foreign operations outside of Europe and Canada are not subject to national or local greenhouse gas regulation. Although some of our European and Canadian operations may be subject to greenhouse gas regulation, the cost to these facilities has not been and is not expected to be material to FMC.
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
Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) . The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in this Form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of the Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition in accordance with U.S. GAAP and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
Environmental obligations and related recoveries
We provide for environmental-related obligations when they are probable and amounts can be reasonably estimated. Where the available information is sufficient to estimate the amount of liability, that estimate has been used. Where the information is only sufficient to establish a range of probable liability and no point within the range is more likely than any other, the lower end of the range has been used.
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
Our environmental liabilities for continuing and discontinued operations are principally for costs associated with the remediation and/or study of sites at which we are alleged to have released hazardous substances into the environment. Such costs principally include, among other items, RI/FS, site remediation, costs of operation and maintenance of the remediation plan, management costs, fees to outside law firms and consultants for work related to the environmental effort, and future monitoring costs. Estimated site liabilities are determined based upon existing remediation laws and technologies, specific site consultants’ engineering studies or by extrapolating experience with environmental issues at comparable sites.
Included in our environmental liabilities are costs for the operation, maintenance and monitoring of site remediation plans (OM&M). Such reserves are based on our best estimates for these OM&M plans. Over time we may incur OM&M costs in excess of these reserves. However, we are unable to reasonably estimate an amount in excess of our recorded reserves because we cannot reasonably estimate the period for which such OM&M plans will need to be in place or the future annual cost of such remediation, as conditions at these environmental sites change over time. Such additional OM&M costs could be significant in total but would be incurred over an extended period of years.
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
We perform an annual impairment test of goodwill in the third quarter. The assumptions used to estimate fair value include our best estimate of future growth rates, discount rates and market conditions over a reasonable period. We performed this test in 2011 and determined that no impairment charge was required. See Note 2 to our consolidated financial statements included in this Form 10-K for newly issued accounting guidance associated with the annual impairment test requirements.
See Note 7 to our consolidated financial statements included in this Form 10-K for charges associated with long-lived asset disposal costs and the activity associated with the restructuring reserves.
Pensions and other postretirement benefits
We provide qualified and nonqualified defined benefit and defined contribution pension plans, as well as postretirement health care and life insurance benefit plans to our employees and retirees. The costs (benefits) and obligations related to these benefits reflect key assumptions related to general economic conditions, including interest (discount) rates, healthcare cost trend rates, expected rates of return on plan assets and the rates of compensation increase for employees. The costs (benefits) and obligations for these benefit programs are also affected by other assumptions, such as average retirement age, mortality, employee turnover, and plan participation. To the extent our plans’ actual experience, as influenced by changing economic and financial market conditions or by changes to our own plans’ demographics, differs from these assumptions, the costs and obligations for providing these benefits, as well as the plans’ funding requirements, could increase or decrease. When actual results differ from our assumptions, the difference is typically recognized over future periods. In addition, the unrealized gains and losses related to our pension and postretirement benefit obligations may also affect periodic benefit costs (benefits) in future periods.
We use several assumptions and statistical methods to determine the asset values used to calculate both the expected rate of return on assets component of pension cost and to calculate our plans’ funding requirements. The expected rate of return on plan assets is based on a market-related value of assets that recognizes investment gains and losses over a five-year period. We use an actuarial value of assets to determine our plans’ funding requirements. The actuarial value of assets must be within a certain range, high or low, of the actual market value of assets, and is adjusted accordingly.
We select the discount rate used to calculate pension and other postretirement obligations based on a review of available yields on high-quality corporate bonds as of the measurement date. In selecting a discount rate as of December 31, 2011, we placed particular emphasis on a discount rate yield-curve provided by our actuary. This yield-curve when populated with projected cash flows that represented the expected timing and amount of our plans' benefit payments, produced a single effective interest discount rate of 4.95 percent, which was used to measure the plan's liabilities,

The discount rates used at our December 31, 2011 and 2010 measurement dates were 4.95 percent and 5.40 percent, respectively. The effect of the change in the discount rate from 5.40 percent to 4.95 percent at December 31, 2011 resulted in a $60.6 million increase to our pension and other postretirement benefit obligations. The effect of the change in the discount rate from 5.90 percent at December 31, 2009 to 5.40 percent at December 31, 2010 resulted in a $6.5 million increase to 2011 pension and other postretirement benefit expense.
The change in discount rate from 5.40 percent at December 31, 2010 to 4.95 percent at December 31, 2011 was attributable to a decrease in yields on high quality corporate bonds with cash flows matching the timing and amount of our expected future benefit payments between the 2010 and 2011 measurement dates. Using the December 31, 2010 yield curve, our plan cash flows produced a single weighted-average discount rate of approximately 5.40 percent. Matching our plan cash flows to a similarly constructed curve reflecting high-yielding bonds available as of December 31, 2011, resulted in a single weighted-average discount rate of approximately 4.95 percent.
In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 9.36 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors which are discussed in Note 13 to our consolidated financial statements in this Form 10-K. Additionally see discussion on long-term rate of return under "Other Potential Liquidity Needs" on page 36.
For the sensitivity of our pension costs to incremental changes in assumptions see our discussion below.
Sensitivity analysis related to key pension and postretirement benefit assumptions.
A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $66.9 million and $60.7 million at December 31, 2011 and 2010, respectively, and decreased pension and other postretirement benefit costs by $6.5 million, $6.4 million and $3.1 million for 2011, 2010 and 2009, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $73.7 million and $66.6 million at December 31, 2011 and 2010, respectively, and increased pension and other postretirement benefit net periodic benefit cost by $6.6 million, $6.5 million and $4.5 million for 2011, 2010 and 2009, respectively.
A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $4.6 million, $4.5 million and $4.2 million for 2011, 2010 and 2009, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $4.6 million, $4.5 million and $4.2 million for 2011, 2010 and 2009, respectively.
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
Dividends
On January 19, 2012, we paid dividends aggregating $10.5 million to our shareholders of record as of December 30, 2011. This amount is included in “Accrued and other liabilities” on the consolidated balance sheets as of December 31, 2011. For the years ended December 31, 2011, 2010 and 2009, we paid $41.2 million, $36.4 million and $36.3 million in dividends, respectively. On February 17, 2012, the Board authorized an increase in the quarterly dividend from $0.15 to $0.18 per share to shareholders of record as of March 30, 2012.
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
At December 31, 2011, our net financial instrument position was a net liability of $5.9 million compared to a net liability of $6.8 million at December 31, 2010. The change in the net financial instrument position was primarily due to lower unrealized losses in our commodity and foreign exchange portfolios.
Commodity Price Risk
Energy costs are approximately nine percent of our cost of sales and services and are diversified among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at December 31, 2011 and December 31, 2010, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease in the net liability position of $2.5 million at December 31, 2011, compared to a $3.4 million decrease of the net liability position at December 31, 2010. A 10 percent decrease in energy market prices would result in an increase of $2.5 million in the net liability position at December 31, 2011, compared to an increase of $3.4 million of the net liability position at December 31, 2010.
Our Agricultural Products segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of December 31, 2011 our net financial instrument position was immaterial. As of December 31, 2010, we had no such contracts in place.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2011 and December 31, 2010, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in an increase of $2.4 million in the net asset position at December 31, 2011, compared to an increase of $33.3 million in the net liability position at December 31, 2010. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in a decrease of $2.1 million in the net asset position at December 31, 2011, compared to a decrease of $31.1 million in the net liability position at December 31, 2010. As a result, at December 31, 2011, the net asset position would have become a net liability position whereas the net liability position at December 31, 2010 would have become a net asset position.
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2011 and December 31, 2010, we had no interest rate swap agreements.
Our debt portfolio, at December 31, 2011, is composed of 95 percent fixed-rate debt and five percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2011 credit agreement, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at December 31, 2011, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $0.4 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $0.3 million for the year ended December 31, 2011.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

(1)	Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

(2)	Consolidated Balance Sheets as of December 31, 2011 and 2010

(3)	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

(4)	Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009

(5)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

(6)	Notes to Consolidated Financial Statements

(7)	Report of Independent Registered Public Accounting Firm

(8)	Management’s Report on Internal Control over Financial Reporting

(9)	Report of Independent Registered Public Accounting Firm

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(in Millions, Except Per Share Data)	Year Ended December 31,
	2011	2010	2009
Revenue	$3,377.9	$3,116.3	$2,826.2
Costs and Expenses
Costs of sales and services	2,210.5	2,065.6	1,943.6

Gross Margin	1,167.4	1,050.7	882.6

Selling, general and administrative expenses	442.5	411.2	322.3
Research and development expenses	105.2	100.5	92.8
Restructuring and other charges (income)	32.4	151.9	132.8
Total costs and expenses	2,790.6	2,729.2	2,491.5
Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	587.3	387.1	334.7
Equity in (earnings) loss of affiliates	(2.6)	(2.7)	(2.3)
Interest income	(0.1)	(0.2)	(0.2)
Interest expense	39.5	39.5	27.2
Income from continuing operations before income taxes	550.5	350.5	310.0
Provision for income taxes	136.5	132.0	53.0
Income from continuing operations	414.0	218.5	257.0
Discontinued operations, net of income taxes	(31.8)	(33.6)	(18.2)
Net income	382.2	184.9	238.8
Less: Net income attributable to noncontrolling interests	16.3	12.4	10.3
Net income attributable to FMC stockholders	$365.9	$172.5	$228.5
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$397.7	$206.1	$246.7
Discontinued operations, net of income taxes	(31.8)	(33.6)	(18.2)
Net income	$365.9	$172.5	$228.5
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$5.58	$2.84	$3.40
Discontinued operations	(0.45)	(0.46)	(0.25)
Net income	$5.13	$2.38	$3.15
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$5.54	$2.82	$3.37
Discontinued operations	(0.44)	(0.46)	(0.25)
Net income	$5.10	$2.36	$3.12
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in Millions, Except Share and Par Value Data)	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$158.9	$161.5
Trade receivables, net of allowance of $21.5 in 2011 and $21.7 in 2010	931.3	852.9
Inventories	470.3	347.8
Prepaid and other current assets	173.4	175.3
Deferred income taxes	135.5	108.7
Total current assets	1,869.4	1,646.2
Investments	28.3	22.4
Property, plant and equipment, net	986.8	918.5
Goodwill	225.9	194.4
Other intangibles, net	187.3	54.0
Other assets	198.9	169.7
Deferred income taxes	246.9	314.7
Total assets	$3,743.5	$3,319.9
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$27.0	$18.5
Current portion of long-term debt	19.5	116.4
Accounts payable, trade and other	458.3	389.3
Accrued and other liabilities	186.2	223.0
Accrued payroll	70.6	66.3
Accrued customer rebates	115.1	100.9
Guarantees of vendor financing	18.5	24.1
Accrued pension and other postretirement benefits, current	9.2	9.5
Income taxes	15.5	15.4
Total current liabilities	919.9	963.4
Long-term debt, less current portion	779.1	503.0
Accrued pension and other postretirement benefits, long-term	368.7	307.5
Environmental liabilities, continuing and discontinued	213.3	209.9
Reserve for discontinued operations	41.6	38.6
Other long-term liabilities	116.8	108.3
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2011 or 2010	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2011 and 2010; 92,991,896 issued shares in 2011 and 2010	9.3	9.3
Capital in excess of par value of common stock	463.8	443.6
Retained earnings	2,176.2	1,853.0
Accumulated other comprehensive income (loss)	(390.0)	(311.7)
Treasury stock, common, at cost: 23,154,738 shares in 2011 and 21,506,052 shares in 2010	(1,018.7)	(862.7)
Total FMC stockholders’ equity	1,240.6	1,131.5
Noncontrolling interests	63.5	57.7
Total equity	1,304.1	1,189.2
Total liabilities and equity	$3,743.5	$3,319.9
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Year Ended December 31,
	2011	2010	2009
Cash provided (required) by operating activities of continuing operations:
Net income	$382.2	$184.9	$238.8
Discontinued operations	31.8	33.6	18.2
Income from continuing operations	$414.0	$218.5	$257.0
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	126.6	133.6	127.2
Equity in (earnings) loss of affiliates	(2.6)	(2.7)	(2.3)
Restructuring and other charges (income)	32.4	151.9	132.8
Deferred income taxes	89.8	32.1	49.9
Pension and other postretirement benefits	35.1	39.4	14.3
Share-based compensation	15.8	14.7	11.2
Excess tax benefits from share-based compensation	(7.4)	(56.3)	—
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(77.9)	(109.9)	(59.3)
Guarantees of vendor financing	(5.6)	(25.4)	29.2
Inventories	(110.5)	(7.9)	35.4
Other current assets and other assets	(11.5)	(31.6)	(24.9)
Accounts payable	69.3	106.6	(71.5)
Accrued and other current liabilities and other liabilities	2.1	(2.6)	(3.6)
Accrued payroll	4.2	14.2	(6.4)
Accrued customer rebates	15.3	33.2	13.7
Income taxes	2.8	59.4	(21.0)
Pension and other postretirement benefit contributions	(67.0)	(105.2)	(93.4)
Environmental spending, continuing, net of recoveries	(12.0)	(8.9)	(7.4)
Restructuring and other spending	(87.3)	(53.4)	(37.4)
Cash provided (required) by operating activities	425.6	399.7	343.5
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(21.1)	(17.1)	(22.1)
Payments of other discontinued reserves	(23.2)	(28.1)	(19.9)
Cash provided (required) by operating activities of discontinued operations	(44.3)	(45.2)	(42.0)
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Year Ended December 31,
	2011		2010		2009
Cash provided (required) by investing activities:
Capital expenditures	$(189.5)		$(142.3)		$(161.2)
Proceeds from disposal of property, plant and equipment	1.2		2.6		3.9
Acquisitions, net of cash acquired	(148.1)		(7.5)		(34.3)
Investments in nonconsolidated affiliates	(3.2)	—	—	—	—
Other investing activities	(18.4)		(6.8)		(9.1)
Cash provided (required) by investing activities	(358.0)		(154.0)		(200.7)
Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	—		—		(369.2)
Increase (decrease) in short-term debt	9.0		(14.9)		(5.1)
Proceeds from borrowing of long-term debt	300.2		35.0		379.1
Financing fees	(8.5)		—		(2.6)
Repayments of long-term debt	(121.3)		(26.0)		(3.5)
Distributions to noncontrolling interests	(12.9)		(11.0)		(13.4)
Dividends paid	(41.2)		(36.4)		(36.3)
Issuances of common stock, net	11.3		18.1		10.2
Excess tax benefits from share-based compensation	7.4		56.3		—
Repurchases of common stock under publicly announced program	(165.1)		(135.0)		(35.0)
Other repurchases of common stock	(4.2)		(2.7)		(1.6)
Other financing activities	—		—		(0.4)
Cash provided (required) by financing activities	(25.3)		(116.6)		(77.8)
Effect of exchange rate changes on cash and cash equivalents	(0.6)		1.0		1.2
Increase (decrease) in cash and cash equivalents	(2.6)		84.9		24.2
Cash and cash equivalents, beginning of period	161.5		76.6		52.4
Cash and cash equivalents, end of period	$158.9		$161.5		$76.6
Cash paid for interest, net of capitalized interest was $36.3 million, $38.4 million and $24.3 million, and income taxes paid, net of refunds was $47.9 million, $41.5 million and $24.1 million in December 31, 2011, 2010 and 2009, respectively.

See Note 3 for non-cash investing and financing activities representing non-contingent and contingent consideration related to 2011 acquisitions.

See Note 15 regarding quarterly cash dividend.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	FMC Stockholders’
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance December 31, 2008	$9.3	$395.5	$1,524.7	$(276.1)	$(750.5)	$63.5	$966.4
Net income			228.5			10.3	238.8
Stock compensation plans		(7.3)			28.5		21.2
Shares for benefit plan trust					(0.6)		(0.6)
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $16.2				25.4			25.4
Net unrealized pension and other benefit actuarial gains/(losses) and prior service (costs) credits, net of income tax benefit of $28.6				(53.5)			(53.5)
Net deferral of hedging gains (losses) and other, net of income tax expense of $3.0				7.6			7.6
Acquisition of noncontrolling interest		0.4				(3.2)	(2.8)
Foreign currency translation adjustments				17.4		(0.5)	16.9
Dividends ($0.50 per share)			(36.3)				(36.3)
Repurchases of common stock					(36.6)		(36.6)
Distributions to noncontrolling interests						(13.4)	(13.4)
Balance December 31, 2009	$9.3	$388.6	$1,716.9	$(279.2)	$(759.2)	$56.7	$1,133.1
Net income			172.5			12.4	184.9
Stock compensation plans		(1.3)			34.1		32.8
Excess tax benefits from share-based compensation		56.3					56.3
Shares for benefit plan trust					0.1		0.1
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $13.7				22.4			22.4
Net unrealized pension and other benefit actuarial gains/(losses) and prior service (costs) credits, net of income tax benefit of $16.3				(23.4)			(23.4)
Net deferral of hedging gains (losses) and other, net of income tax benefit of $3.6				(5.9)			(5.9)
Foreign currency translation adjustments				(25.6)		(0.4)	(26.0)
Dividends ($0.50 per share)			(36.4)				(36.4)
Repurchases of common stock					(137.7)		(137.7)
Distributions to noncontrolling interests						(11.0)	(11.0)
Balance December 31, 2010	$9.3	$443.6	$1,853.0	$(311.7)	$(862.7)	$57.7	$1,189.2
Net income			365.9			16.3	382.2
Stock compensation plans		12.8			14.1		26.9
Excess tax benefits from share-based compensation		7.4					7.4
Shares for benefit plan trust					(0.8)		(0.8)
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $16.5				26.7			26.7
Net unrealized pension and other benefit actuarial gains/(losses) and prior service (costs) credits, net of income tax benefit of $46.6				(80.3)			(80.3)
Net deferral of hedging gains (losses) and other, net of income tax benefit of $5.6				(10.3)			(10.3)
Foreign currency translation adjustments				(14.4)		(0.6)	(15.0)
Dividends ($0.60 per share)			(42.7)				(42.7)
Repurchases of common stock					(169.3)		(169.3)
Noncontrolling interests associated with an acquisition (see Note 3)						3.0	3.0
Distributions to noncontrolling interests						(12.9)	(12.9)
Balance December 31, 2011	$9.3	$463.8	$2,176.2	$(390.0)	$(1,018.7)	$63.5	$1,304.1
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in Millions)	2011	2010	2009
Net income	$382.2	$184.9	$238.8
Reclassification adjustments for losses (gains) included in net income, net of income tax expense of $16.5, $13.7 and $16.2 for 2011, 2010 and 2009, respectively	26.7	22.4	25.4
Foreign currency translation adjustment	(15.0)	(26.0)	16.9
Net deferral of hedging gains (losses) and other	(10.3)	(5.9)	7.6
Net unrealized pension and other benefit actuarial gains/(losses) and prior service (costs) credits	(80.3)	(23.4)	(53.5)
Comprehensive income	303.3	152.0	235.2
Less: Comprehensive income attributable to the noncontrolling interest	15.7	12.0	9.8
Comprehensive income attributable to FMC stockholders	$287.6	$140.0	$225.4
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
Notes to Consolidated Financial Statements

Note 1: Principal Accounting Policies and Related Financial Information
Nature of operations. We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Our Agricultural Products segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides, and fungicides – with particular strength in insecticides and herbicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as pest control in non-agricultural markets. Specialty Chemicals consists of our BioPolymer and lithium businesses. This segment focuses on food ingredients that are used to enhance texture, color, structure and physical stability, pharmaceutical additives for binding, encapsulation and disintegrant applications, ultrapure biopolymers for medical devices and lithium for energy storage specialty polymers and pharmaceutical synthesis. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens, zeolites and silicates. Through December 31, 2010, our Industrial Chemicals segment also held a niche position in phosphorous chemicals products; however, in November 2010, we made the decision to exit the phosphate business via the shutdown of our Huelva facility in Spain (See Note 7).
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
Our method of calculating the general formula consists of estimating the recoverability of trade receivables based on historical experience, current collection trends, and external business factors such as, economic factors, including regional bankruptcy rates and political factors. Our analysis of trade receivable collection risk is performed quarterly, and the allowance is adjusted accordingly. The allowance for trade receivable is $21.5 million and $21.7 million as of December 31, 2011 and 2010. The provision to the allowance for trade receivables charged against operations was $3.8 million, $4.3 million and $5.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.
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
On September 22, 2011, we, in conjunction with Church & Dwight and TATA Chemicals, formed a joint venture, Natronx Technologies LLC (“Natronx”). We hold a one-third ownership interest in Natronx. Our investment is accounted for using the equity method. The joint venture will engage in the manufacturing and marketing of sodium-based, dry sorbents for air pollution control in electric utility and industrial boiler operations. Natronx intends to invest approximately $60 million to construct a 450,000 ton per year facility in Wyoming to produce trona sorbents during 2012.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
Additionally, as part of these restructuring plans, write-downs of long-lived assets may occur. Two types of assets are impacted: assets to be disposed of by sale and assets to be abandoned. Assets to be disposed of by sale are measured at the lower of carrying amount or estimated net proceeds from the sale. Assets to be abandoned with no remaining future service potential are written down to amounts expected to be recovered. The useful life of assets to be abandoned that have a remaining future service potential are adjusted and depreciation is recorded over the adjusted useful life.
Capitalized interest. We capitalized interest costs of $6.9 million in 2011, $7.5 million in 2010 and $3.8 million in 2009. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.
Capitalized software. We capitalize the costs of internal use software in accordance with accounting literature which generally requires the capitalization of certain costs incurred to develop or obtain internal use software. We assess the recoverability of capitalized software costs on an ongoing basis and record write-downs to fair value as necessary. We amortize capitalized software costs over expected useful lives ranging from three to 10 years. See Note 20 for the unamortized computer software balances.
Goodwill and intangible assets. Goodwill and other indefinite life intangible assets (“intangibles”) are not subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value-based test.
We test goodwill for impairment annually using the criteria prescribed by U.S. GAAP accounting guidance for goodwill and other intangible assets. We did not record any goodwill impairments in 2011, 2010 and 2009. Based upon our annual impairment test, conducted in 2011, we believe that the fair value of our reporting units with goodwill substantially exceeds their carrying value.
Finite-lived intangible assets consist primarily of patents, access rights, customer relationships, trade names, registration rights, industry licenses, developed formulations and other intangibles and are being amortized over periods of 5 to 25 years. See Note 4 for additional information on goodwill and intangible assets.
Revenue recognition. We recognize revenue when the earnings process is complete, which is generally upon transfer of title. This transfer typically occurs either upon shipment to the customer or upon receipt by the customer. In all cases, we apply the following criteria in recognizing revenue: persuasive evidence of an arrangement exists, delivery has occurred, the selling

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
Foreign currency translation. We translate the assets and liabilities of our foreign operations at exchange rates in effect at the balance sheet date. The foreign operations’ income statements are translated at the monthly exchange rates for the period. For operations where the local currency is the functional currency we record translation gains and losses as a component of accumulated other comprehensive income or loss in stockholders’ equity until the foreign entity is sold or substantially liquidated. In countries where the local currency is not the functional currency, except for property, plant and equipment, and other non-current assets which are converted to functional currencies at historical exchange rates, all gains or losses from conversion are included in net income. Net income (loss) for 2011, 2010 and 2009 included aggregate transactional foreign currency gains and losses. We recorded a net gain (loss) of $(23.1) million, $(15.5) million and $(7.5) million for the years ended December 31, 2011, 2010 and 2009, respectively. Other comprehensive income or loss for 2011, 2010 and 2009 included translation gains (losses) of $(14.4) million, $(25.6) million and $17.4 million, respectively.
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
Derivative financial instruments. We mitigate certain financial exposures, including currency risk, interest rate risk, and commodity price exposures, through a controlled program of risk management that includes the use of derivative financial instruments. We enter into foreign exchange contracts, including forward and purchased option contracts, to reduce the effects of fluctuating foreign currency exchange rates.
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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Segment information. We determined our reportable segments based on our strategic business units, the commonalities among the products and services within each segment and the manner in which we review and evaluate operating performance.
We have identified Agricultural Products, Specialty Chemicals and Industrial Chemicals as our reportable segments. Segment disclosures are included in Note 19. Segment operating profit is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses and research and development expenses). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (income), investment gains and losses, loss on extinguishment of debt, asset impairments, LIFO inventory adjustments, acquisition related costs, non-operating pension and postretirement charges, and other income and expense items. Information about how restructuring and other charges (income) relate to our businesses at the segment level is discussed in Note 7.
Segment assets and liabilities are those assets and liabilities that are recorded and reported by segment operations. Segment operating capital employed represents segment assets less segment liabilities. Segment assets exclude corporate and other assets, which are principally cash equivalents, the LIFO reserve on inventory, deferred income taxes, eliminations of intercompany receivables and property and equipment not attributable to a specific segment. Segment liabilities exclude substantially all debt, income taxes, pension and other postretirement benefit liabilities, environmental reserves and related recoveries, restructuring reserves, deferred gains on sale and leaseback of equipment, fair value of currency contracts, intercompany eliminations, and reserves for discontinued operations.
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
Our environmental liabilities for continuing and discontinued operations are principally for costs associated with the remediation and/or study of sites at which we are alleged to have released hazardous substances into the environment. Such costs principally include, among other items, RI/FS, site remediation, costs of operation and maintenance of the remediation plan, management costs, fees to outside law firms and consultants for work related to the environmental effort, and future monitoring costs. Estimated site liabilities are determined based upon existing remediation laws and technologies, specific site consultants’ engineering studies or by extrapolating experience with environmental issues at comparable sites.
Included in our environmental liabilities are costs for the operation, maintenance and monitoring of site remediation plans (OM&M). Such reserves are based on our best estimates for these OM&M plans. Over time we may incur OM&M costs in excess of these reserves. However, we are unable to reasonably estimate an amount in excess of our recorded reserves because we cannot reasonably estimate the period for which such OM&M plans will need to be in place or the future annual cost of such remediation, as conditions at these environmental sites change over time. Such additional OM&M costs could be significant in total but would be incurred over an extended period of years.
Included in the environmental reserve balance, other assets balance and disclosure of reasonably possible loss contingencies are amounts from third party insurance policies which we believe are probable of recovery.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
Pension and other postretirement benefits. We provide qualified and nonqualified defined benefit and defined contribution pension plans, as well as postretirement health care and life insurance benefit plans to our employees and retirees. Effective July 1, 2007, all of our newly hired and rehired salaried and nonunion hourly employees are no longer eligible for our defined benefit pension plans. The costs (or benefits) and obligations related to these benefits reflect key assumptions related to general economic conditions, including interest (discount) rates, healthcare cost trend rates, expected rates of return on plan assets and the rates of compensation increase for employees. The costs (or benefits) and obligations for these benefit programs are also affected by other assumptions, such as average retirement age, mortality, employee turnover, and plan participation. To the extent our plans’ actual experience, as influenced by changing economic and financial market conditions or by changes to our own plans’ demographics, differs from these assumptions, the costs and obligations for providing these benefits, as well as the plans’ funding requirements, could increase or decrease. When actual results differ from our assumptions, the difference is typically recognized over future periods. In addition, the unrealized gains and losses related to our pension and postretirement benefit obligations may also affect periodic benefit costs (or benefits) in future periods. See Note 13 for additional information relating to pension and other postretirement benefits.
Reclassifications. Certain prior year amounts have been reclassified to conform to the current year's presentation.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
Balance Sheet - Offsetting
In December 2011, the Financial Accounting Standards Board ("FASB") issued its updated guidance on balance sheet offsetting. This new standard provides guidance to determine when offsetting in the balance sheet is appropriate. The guidance is designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments. The goal is to provide users of the financial statements the ability to evaluate the effect or potential effect of netting arrangements on an entity's statement of financial position. This guidance will only impact the disclosures within an entity's financial statements and notes to the financial statements and does not result in a change to the accounting treatment of financial instruments and derivative instruments. We are required to adopt this guidance on January 1, 2013. We are in the process of evaluating this guidance.
Testing Goodwill for Impairment
In September 2011, the FASB issued its updated guidance for the testing of goodwill for impairment. The update allows us the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing qualitative factors it is determined that it is more likely than not the fair value of the reporting unit is less than its carrying amount, we will need to perform a more detailed goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The objective of this new approach is to simplify how entities test goodwill for impairment. We will adopt this new guidance in 2012.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Presentation of Comprehensive Income
In June 2011, the FASB issued its guidance regarding the presentation of comprehensive income. This new guidance requires us to present total comprehensive income and its components and the components of net income in either a single continuous statement or two separate but consecutive statements. This guidance only impacts the location of the disclosure of comprehensive income within our consolidated financial statements and does not result in a change to the accounting treatment of comprehensive income. The guidance is effective in two stages: the requirement to present a single continuous statement or two separate but consecutive statements is effective for us beginning January 1, 2012; however the requirement to present the reclassification adjustments from other comprehensive income to net income on the face of the financial statements has currently been deferred by the FASB indefinitely, pending further deliberations on this requirement.
Fair Value Measurements
In May 2011, the FASB amended its guidance about fair value measurement and disclosure. The new guidance was issued in conjunction with a new International Financial Reporting Standards ("IFRS") fair value measurement standard aimed at updating IFRS to conform with U.S. GAAP. The new FASB guidance will result in some additional disclosure requirements; however, it does not result in significant modifications to existing FASB guidance with respect to fair value measurement and disclosure. We are required to adopt this guidance on January 1, 2012. We are in the process of evaluating this guidance; however, we do not believe it will have a material effect on our consolidated financial statements upon adoption.
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

Note 3: Acquisitions

2011 Acquisitions

During third and fourth quarters of 2011 we completed five acquisitions, descriptions of which are included below.

Rovral and Sportak:
In December 2011, we acquired the intellectual property associated with the fungicide chemistries: iprodione and prochloraz from Bayer CropScience, which included the trade names Rovral and Sportak. This acquisition will be integrated into our Agricultural Products segment.

Adventus Intellectual Property:
In November 2011, we acquired the assets of Adventus Intellectual Property (Adventus) from Covington Capital Corporation and VentureLink Innovation Fund Inc. Adventus has a portfolio of specialty remediation technologies used in soil and ground water. The acquired assets of Adventus will be integrated into our Peroxygen division within our Industrial Chemicals segment.

South Pole Biogroup:
In November 2011, we acquired, via a stock purchase, 100% of South Pole Biogroup Ltda (SPB). SPB is a South American natural color and health ingredient producer that operates the BioColor and BioNutrition businesses. SPB will be consolidated into our existing BioPolymer division within our Specialty Chemicals segment.

RheinPerChemie:
In October 2011, we acquired, via a stock purchase, 100% of RheinPerChemie GmbH (RPC) from Unionchimica SpA. RPC is a European persulfates manufacturer and will be consolidated into our existing Peroxygens division with our Industrial Chemicals segment.

Ruralco:
In July 2011, we acquired a 50 percent controlling ownership interest in a new Argentine agrochemical distribution company named Ruralco Soluciones SA (Ruralco). Ruralco has been integrated into our Agricultural Products segment.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The results of operations related to the above acquisitions have been included in our results since the respective acquisition dates.
The five acquisitions discussed above were all considered businesses under the U.S. GAAP business combinations accounting guidance, and therefore we applied acquisition accounting. Acquisition accounting requires, among other things, that most assets and liabilities assumed be recognized at their fair values as of the acquisition date. The net assets of the combined acquisitions were recorded at the estimated fair values using Level 3 inputs (see Note 17 for an explanation of Level 3 inputs). In valuing acquired assets and liabilities, valuation inputs include an estimate of future cash flows and discount rates based on the internal rate of return and the weighted average rate of return. Transaction related costs of the acquisitions were expensed as incurred.
The tables below present, in the aggregate, the fair value of the purchase price and the preliminary allocation of purchase price to the assets and liabilities acquired as part of the combined acquisitions. The purchase price and related allocation is not considered final primarily due to working capital adjustments expected to occur in the first quarter of 2012. This may result in additional adjustments to the preliminary purchase price allocation. We will finalize the amounts recognized as soon as possible as we obtain the information necessary to complete the analysis, but no later than one year from the acquisition date.

Purchase Price
(in Millions)
Cash, net of cash acquired	$148.1
Non-contingent payable (1)	25.9
Contingent consideration	3.5
Total Purchase Price	$177.5

Preliminary Purchase Price Allocation
(in Millions)
Current assets (primarily inventory) (2)	$22.4
Property, plant & equipment	0.8
Finite-lived intangible assets (3)	98.2
Indefinite life intangible assets (3)	36.6
Goodwill (4)	34.7
Deferred tax assets	0.7
Other assets	1.1
Total fair value of assets acquired	194.5

Current liabilities	5.6
Non-contingent consideration payable (1)	25.9
Contingent consideration payable	3.5
Deferred tax liabilities	4.6
Other liabilities	3.8
Noncontrolling interests acquired	3.0
Total fair value of liabilities assumed	46.4

Total Cash Paid	$148.1
____________________

(1)	Represents additional required amounts to be paid in 2012.

(2)	Fair value of finished good inventories acquired included a step-up in the value of approximately $7 million, the majority of which will be expensed to cost of sales and services in 2012.

(3)	See Note 4 for the major classes of intangible assets acquired and their weighed average useful lives.

(4)	We expect $21.5 million to be deductible for income tax purposes.

Unaudited pro forma revenue and net income related to these acquisitions for the years 2011 and 2010 are not presented because the pro forma impact is not material.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

2010 and 2009 Acquisitions
In June 2010, we acquired global registration rights to an herbicide, with unique weed control features, in our Agricultural Products segment. As part of this acquisition we also acquired certain rights relating to a separate herbicide compound still under development. The combined purchase price for both of the rights was approximately $7.5 million. See Note 7 for more information regarding the herbicide still under development.
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

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment for the years ended December 31, 2011 and 2010, are presented in the table below:

(in Millions)	Agricultural Products	Specialty Chemicals	Industrial Chemicals	Total
Balance, December 31, 2009	$2.8	$206.1	$0.6	$209.5
Foreign Currency Adjustments	$—	$(15.1)	$—	$(15.1)
Balance, December 31, 2010	$2.8	$191.0	$0.6	$194.4
Acquisitions	9.6	8.9	16.2	34.7
Foreign Currency Adjustments	—	(2.9)	(0.3)	(3.2)
Balance, December 31, 2011	$12.4	$197.0	$16.5	$225.9
Our intangible assets, other than goodwill, consist of the following:

		December 31, 2011			December 31, 2010
(in Millions)	Weighted avg. useful life at December 31, 2011	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	20	$102.0	$(2.2)	$99.8	$23.0	$(0.9)	$22.1
Patents	9	0.6	(0.1)	0.5	0.6	(0.1)	0.5
Trademarks and trade names	4	0.2	—	0.2	—	—	—
Purchased and licensed technologies	14	54.6	(9.9)	44.7	32.9	(6.7)	26.2
Other intangibles	17	4.1	(1.0)	3.1	3.5	(0.7)	2.8
		$161.5	$(13.2)	$148.3	$60.0	$(8.4)	$51.6

Intangible assets not subject to amortization (indefinite life)
Trademarks and trade names	$36.3	$—	$36.3	$2.4	$—	$2.4
In-process research & development	2.7	—	2.7	—	—	—
	$39.0	$—	$39.0	$2.4	$—	$2.4
Total intangible assets	$200.5	$(13.2)	$187.3	$62.4	$(8.4)	$54.0
The increase in both finite-lived and indefinite life intangible assets during the year ended December 31, 2011 was primarily due to the acquisitions completed during 2011 as further described in Note 3.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

At December 31, 2011, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite life
Agricultural Products	$113.6	$35.2
Specialty Chemicals	24.4	3.2
Industrial Chemicals	10.3	0.6
Total	$148.3	$39.0
Amortization related to intangible assets was not significant in the periods presented. The estimated pre-tax amortization expense for each of the five years ended December 31, 2012 to 2016 is $11.3 million, $11.2 million, $10.6 million, $9.6 million and $8.4 million, respectively.

Note 5: Inventories
The current replacement cost of inventories exceeded their recorded values by $157.5 million at December 31, 2011 and $154.9 million at December 31, 2010. During 2010, inventory balances were reduced in the U.S. due to a liquidation of inventory quantities carried at lower cost as compared with the costs of 2010 purchases. This resulted in a LIFO gain recorded in “Cost of sales and services” within the 2010 consolidated statements of income. Approximately 40 percent of inventories in 2011 and approximately 38 percent of inventories in 2010 are recorded on the LIFO basis. In 2011 and 2010, approximately 60 percent and 62 percent, respectively, of inventories are determined on a FIFO basis.
Inventories consisted of the following:

(in Millions)	December 31, 2011	December 31, 2010
Finished goods and work in process	$298.6	$225.6
Raw materials	171.7	122.2
Net inventory	$470.3	$347.8

Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	December 31, 2011	December 31, 2010
Land and land improvements	143.1	142.7
Mineral rights	31.4	31.4
Buildings	363.9	366.0
Machinery and equipment	2,150.3	2,153.5
Construction in progress	161.3	83.6
Total cost	2,850.0	2,777.2
Accumulated depreciation	1,863.2	1,858.7
Property, plant and equipment, net	$986.8	$918.5
Depreciation expense was $101.1 million, $109.4 million, and $108.4 million in 2011, 2010 and 2009, respectively.

Note 7: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Year Ended December 31,
(in Millions)	2011	2010	2009
Restructuring Charges and Asset Disposals	$28.0	$127.2	$81.5
Other Charges (Income), Net	4.4	24.7	51.3
Total Restructuring and Other Charges	$32.4	$151.9	$132.8

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

RESTRUCTURING CHARGES AND ASSET DISPOSALS

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (3)	Asset Disposal Charges (2)	Total
Sodium Percarbonate Phase-out	$5.5	$0.7	$14.8	$21.0
Huelva Shutdown	(0.6)	1.3	0.6	1.3
Barcelona Facility Shutdown	(0.2)	(1.3)	3.9	2.4
Other Items	0.9	0.8	1.6	3.3
Year ended December 31, 2011	$5.6	$1.5	$20.9	$28.0
Alginates Restructuring	(0.6)	6.2	1.6	7.2
Huelva Shutdown	37.0	4.0	69.4	110.4
Barcelona Facility Shutdown	(0.2)	(3.0)	10.1	6.9
Other Items	5.3	(2.6)	—	2.7
Year ended December 31, 2010	$41.5	$4.6	$81.1	$127.2
Alginates Restructuring	3.9	0.8	8.6	13.3
Bayport Butyllithium Shutdown	0.7	—	6.8	7.5
Bromborough Lithium Metal Production Shutdown	1.8	0.6	5.0	7.4
Barcelona Facility Shutdown	10.1	0.5	15.2	25.8
Santa Clara Shutdown	1.5	1.7	3.5	6.7
Other Items	12.4	2.0	6.4	20.8
Year ended December 31, 2009	$30.4	$5.6	$45.5	$81.5
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represent accelerated depreciation and impairment charges on plant and equipment, which were or are to be abandoned. Asset disposal charges also included the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, see Note 8.

(3)
Other Charges primarily represent costs associated with accrued lease payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs as well as recoveries associated with restructuring.

The restructuring charges and asset disposals noted above were the result of the following:

Industrial Chemicals
Sodium Percarbonate Phase-out
In June 2011, we made the decision to phase out operations of our Sodium Percarbonate plant assets in La Zaida, Spain and exit the sodium percarbonate business by December 2011. The facility is part of our Spanish subsidiary FMC Foret, S.A. ("Foret") and is included in our Industrial Chemicals segment. Competitive disadvantages and underperforming results, since the start-up of operations in 2001, have made it uneconomical for FMC to continue sodium percarbonate operations. We ceased production at this facility as of October 31, 2011.
Huelva Shutdown
In November 2010, we made the decision to cease operations at our Huelva, Spain facility and exit the phosphate business in Europe. The facility was a part of Foret, which is included in our Industrial Chemicals segment. The closure of the facility was initiated as a consequence of the Spanish judicial ruling which, effective January 1, 2011, prohibited us from storing phosphogypsum on a site adjacent to our production facility. The phosphogypsum is a byproduct of the process of manufacturing phosphoric acid, which is used in the manufacturing of our phosphate products. After receipt of the unfavorable Spanish judicial ruling, we attempted to pursue strategic alternatives for our Foret phosphorus business. With no reasonable

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

economic alternatives, the judicial ruling inhibited our ability to cost effectively produce our phosphate product and therefore rendered it uneconomical for FMC to continue operations at the facility. We ceased production at this facility as of December 31, 2010.
Barcelona Facility Shutdown
In June 2009, we made the decision to phase out operations of our facility in Barcelona, Spain, which was completed in 2010. The facility is part of Foret. High costs at the Barcelona facility coupled with reduced demand for product manufactured at that site had made it uneconomical for FMC to continue operations at the Barcelona facility.
Santa Clara Shutdown
In March 2009, we made the decision to shut down our manufacturing operations at our Peroxygens facility in Santa Clara, Mexico. The decision to shut down the Santa Clara operations was made in an effort to maximize cost savings and improve efficiencies.
Specialty Chemicals
Alginates Restructuring
In January 2009, we announced plans to realign our BioPolymer alginates manufacturing operations in Norway and the United Kingdom as we continued integration of the alginates business acquired in August 2008.
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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Roll forward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations, which are discussed in Note 8.

(in Millions)	Balance at 12/31/09	Change in reserves (2)	Cash payments	Other (4)	Balance at 12/31/10 (3)	Change in reserves (2)	Cash payments	Other (4)	Balance at 12/31/11 (3)
Sodium Percarbonate Phase-out	$—	$—	$—	$—	$—	$6.2	$(4.9)	$(0.2)	$1.1
Alginates Restructuring	8.5	5.6	(10.0)	0.2	4.3	0.3	(1.8)	—	2.8
Bayport Butyllithium Shutdown	0.3	(0.1)	(0.2)	—	—	—	—	—	—
Bromborough Lithium Metal Production Shutdown	1.8	—	(1.8)	—	—	—	—	—	—
Huelva Restructuring	—	41.0	(0.2)	(0.8)	40.0	1.1	(34.4)	0.6	7.3
Barcelona Facility Shutdown	10.1	(3.2)	(8.8)	3.4	1.5	(1.5)	(1.2)	1.4	0.2
Santa Clara Facility Shutdown	1.1	(1.1)	—	—	—	—	—	—	—
Other Workforce Related and Facility Shutdowns (1)	0.8	3.9	(6.3)	2.6	1.0	1.0	(1.2)	0.2	1.0
Total	$22.6	$46.1	$(27.3)	$5.4	$46.8	$7.1	$(43.5)	$2.0	$12.4
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.

(2)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. The accelerated depreciation and impairment charges noted above impacted our property, plant and equipment balances and are not included in the above tables.

(3)	Included in “Accrued and other liabilities” on the consolidated balance sheets.

(4)	Primarily foreign currency translation adjustments and cash proceeds associated with recoveries.
OTHER CHARGES (INCOME), NET

	Year Ended December 31,
(in Millions)	2011	2010	2009
Environmental Charges, Net	$3.1	$14.2	$20.2
Legal Matters	—	1.5	29.9
Other, net	1.3	9.0	1.2
Other Charges (Income), Net	$4.4	$24.7	$51.3
Environmental Charges, Net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites, see Note 10 for additional details.
Legal Matters
During the year ended December 31, 2009, we recorded an approximate charge of $21.0 million in connection with the resolution of a regulatory matter in our Industrial Chemicals Segment. In 2009, we also recorded a charge of $3.3 million related to the settlement of a legal matter in our Industrial Chemicals segment and $5.6 million of other charges primarily representing settlements with state authorities for property claims and adjustments.
Other, Net
In 2010, our Agricultural Products segment acquired certain rights relating to an herbicide compound still under development. We recorded $5.7 million for these rights as a charge for the year ended December 31, 2010.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 8: Asset Retirement Obligations
We have mining operations in Green River, Wyoming for our soda ash business as well as mining operations in our lithium operations. We have legal reclamation obligations related to these facilities upon closure of the mines. Additionally, we have obligations at the majority of our manufacturing facilities in the event of a permanent plant shutdown. Certain of these obligations are recorded in our environmental reserves described in Note 10. For certain AROs not already accrued, we have calculated the fair value of these AROs and concluded that the present value of these obligations was immaterial at December 31, 2011 and 2010. We have also determined that the liability for certain other AROs cannot currently be calculated as the settlement dates are not reasonably estimable. We will recognize the liability for these AROs when sufficient information exists to estimate a range of potential settlement dates.
The changes in the carrying amounts of AROs for the years ended December 31, 2011 and 2010 are as follows:

(in Millions)
Balance at December 31, 2009	$15.1
Acceleration due to facility shutdowns (1)	28.8
Increase (decrease) to previously recorded ARO liability	(0.9)
Accretion expense	0.3
Payments	(8.7)
Foreign Currency Translation Adjustments	—
Balance at December 31, 2010	$34.6
Increase (decrease) to previously recorded ARO liability	5.5
Accretion expense	0.3
Payments	(12.1)
Foreign Currency Translation Adjustments	(1.3)
Balance at December 31, 2011	$27.0
______________

(1)
This increase was primarily associated with our decision to phase out operations at our Huelva facility. As a result of this decision, the estimated settlement date associated with asset retirement obligation at the facility was accelerated, resulting in an increase to the liability and an increase to capitalized asset retirement costs. The capitalized asset retirement costs were depreciated on an accelerated basis over the remaining period that we operated the facilities. See Note 7 for further details on the phase outs and restructuring initiatives.

Note 9: Discontinued Operations
Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued between 1976 and 2001. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.
Our discontinued operations comprised the following:

(in Millions)	Year Ended December 31,
	2011	2010	2009
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax expense of $0.3, $0.4 and $0.2 for 2011, 2010 and 2009, respectively)	$0.7	$0.8	$0.5
Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations, net of recoveries (net of income tax benefit of $19.9, $24.2 and $11.4 in 2011, 2010 and 2009, respectively)	(32.5)	(39.5)	(18.7)
Income from and adjustment associated with a tax matter related to a previously discontinued operation	$—	$5.1	$—
Discontinued operations, net of income taxes	$(31.8)	$(33.6)	$(18.2)

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Year Ended December 31, 2011
For the year ended December 31, 2011, we recorded a $52.4 million ($32.5 million after-tax) charge to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $25.4 million ($15.8 million after-tax) related primarily to a provision increase for environmental issues at our Front Royal site as well as operating and maintenance activities for a number of environmental sites. See a roll forward of our environmental reserves in Note 10. We also recorded increases to legal reserves and expenses in the amount of $27.0 million ($16.7 million after-tax).
Year Ended December 31, 2010
For the year ended December 31, 2010, we recorded a $63.7 million ($39.5 million after-tax) charge, respectively, to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $38.1 million ($23.6 million after-tax) related primarily to a provision increase for environmental issues at our Middleport site as well as operating and maintenance activities for a number of environmental sites partially offset by recoveries. We also recorded increases to legal reserves and expenses in the amount of $25.6 million ($15.9 million after-tax).
Year Ended December 31, 2009
For the year ended December 31, 2009, we recorded a $30.1 million ($18.7 million after-tax) charge to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $7.1 million ($4.4 million after-tax) relate primarily to a provision increase for environmental issues at our Front Royal and Middleport sites as well as for operating and maintenance activities for a number of environmental sites partially offset by recoveries. We also recorded increases to legal reserves and expenses in the amount of $23.0 million ($14.3 million after-tax).
Reserve for Discontinued Operations at December 31, 2011 and 2010
The reserve for discontinued operations totaled $41.6 million and $38.6 million at December 31, 2011 and 2010, respectively. The liability at December 31, 2011, was comprised of $5.1 million for workers’ compensation and product liability, $8.6 million for other postretirement medical and life insurance benefits provided to former employees of discontinued businesses and $27.9 million of reserves for legal proceedings associated with discontinued operations. The discontinued postretirement medical and life insurance benefits liability equals the accumulated postretirement benefit obligation. Associated with this liability is a net pretax actuarial gain and prior service credit of $13.3 million ($8.7 million after-tax) and $14.0 million ($9.1 million after-tax) at December 31, 2011 and 2010, respectively. The estimated net actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into discontinued operations during 2012 are $1.7 million and $0.1 million, respectively.
The liability at December 31, 2010, was comprised of $6.0 million for workers’ compensation and product liability, $10.8 million for other postretirement medical and life insurance benefits provided to former employees of discontinued businesses and $21.8 million of reserves for legal proceedings associated with discontinued operations.

We use actuarial methods, to the extent practicable, to monitor the adequacy of product liability, workers’ compensation and other postretirement benefit reserves on an ongoing basis. While the amounts required to settle our liabilities for discontinued operations could ultimately differ materially from the estimates used as a basis for recording these liabilities, we believe that changes in estimates or required expenditures for any individual cost component will not have a material adverse effect on our liquidity or financial condition in any single year and that, in any event, such costs will be satisfied over the course of several years. However, changes in estimates or required expenditures for any individual cost component could have a material adverse effect on our results of operations in any one reporting period.
Spending in 2011, 2010 and 2009 was $1.3 million, $0.7 million and $1.1 million, respectively, for workers’ compensation, product liability and other claims; $1.0 million, $1.6 million and $1.2 million, respectively, for other postretirement benefits; and $20.9 million, $25.8 million and $17.6 million, respectively, related to reserves for legal proceedings associated with discontinued operations.

Note 10: Environmental Obligations
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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
We have been named a Potentially Responsible Party (“PRP”) at 30 sites on the federal government’s National Priorities List (“NPL”), at which our potential liability has not yet been settled. In addition, we received notice from the EPA or other regulatory agencies that we may be a PRP, or PRP equivalent, at other sites, including 38 sites at which we have determined that it is reasonably possible that we have an environmental liability. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a Remedial Investigation/Feasibility Study (“RI/FS”), or equivalent, at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a Record of Decision (“ROD”) has been issued.
Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $251.2 million and $241.8 million, respectively, before recoveries, existed at December 31, 2011 and 2010. The long-term portion of these reserves is included in “Environmental liabilities, continuing and discontinued” on the consolidated balance sheets, net of recoveries, and amounted to $213.3 million and $209.9 million at December 31, 2011 and 2010, respectively. The short-term portion of our continuing operations obligations is recorded in “Accrued and other liabilities”. In addition, we have estimated that reasonably possible environmental loss contingencies, net of expected recoveries may exceed amounts accrued by approximately $110 million at December 31, 2011. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future loses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. We have recorded recoveries, representing probable realization of claims against insurance companies, U.S. government agencies and other third parties, of $82.6 million and $68.6 million at December 31, 2011 and 2010, respectively. The recoveries at December 31, 2011 and 2010, are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” totaling $24.3 million and $16.9 million or as “Other assets” totaling $58.3 million and $51.7 million in the consolidated balance sheets, respectively. Cash recoveries for the years 2011, 2010 and 2009 were $12.4 million, $14.6 million and $13.7 million, respectively.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The table below is a roll forward of our total environmental reserves, continuing and discontinued from December 31, 2008 to December 31, 2011.

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2008	$172.7
2009
Provision	47.5
Spending, net of recoveries	(36.1)
Net Change	11.4
Total environmental reserves, net of recoveries at December 31, 2009	$184.1

2010
Provision	76.1
Spending, net of recoveries	(35.3)
Net Change	40.8
Total environmental reserves, net of recoveries at December 31, 2010	$224.9

2011
Provision	45.2
Spending, net of recoveries	(43.2)
Net Change	2.0
Total environmental reserves, net of recoveries at December 31, 2011	$226.9

The table below provides detail of current and long-term environmental reserves, continuing and discontinued.

	December 31,
(in Millions)	2011	2010
Environmental reserves, current, net of recoveries (1)	$13.6	$15.0
Environmental reserves, long-term continuing and discontinued, net of recoveries	213.3	209.9
Total environmental reserves, net of recoveries	$226.9	$224.9
______________

(1)	“Current” includes only those reserves related to continuing operations. These amounts are included within “Accrued and other liabilities” on the consolidated balance sheets.

Our net environmental provisions relate to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions  are comprised as follows:

	Year ended December 31,
(in Millions)	2011	2010	2009
Continuing operations (1)	$3.1	$14.2	$20.2
Discontinued operations (2)	25.4	38.1	7.1
Net environmental provision	$28.5	$52.3	$27.3
______________

(1)	Recorded as a component of “Restructuring and other charges (income)” on our consolidated statements of income. See Note 7.

(2)	Recorded as a component of “Discontinued operations, net" on our consolidated statements of income. See Note 9.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

On our consolidated balance sheets, the net environmental provisions are recorded as follows:

	Year ended December 31,
(in Millions)	2011	2010	2009
Environmental reserves (1)	$45.2	$76.1	$47.5
Other assets (2)	(16.7)	(23.8)	(20.2)
Net environmental provision	$28.5	$52.3	$27.3
______________

(1)	See above roll forward of our total environmental reserves as presented on our consolidated balance sheets.

(2)	Represents certain environmental recoveries. See Note 20 for details of Other assets as presented on our consolidated balance sheets.

Significant Environmental Sites

Front Royal
On October 21, 1999, the Federal District Court for the Western District of Virginia approved a Consent Decree signed by FMC, the EPA (Region III) and the Department of Justice ("DOJ") regarding past response costs and future clean-up work at the discontinued fiber-manufacturing site in Front Royal, Virginia. In January 2010, the EPA issued a Record of Decision (ROD) for Operable Unit 7 (OU-7) primarily addressing waste basins and ground water, which should be the last operable unit to be remediated at the site. The reserve prior to 2011, included a provision for OU-7 and previously approved work for other operable units under the Consent Decree. During 2011 extensive design work occurred, providing the basis for an improved cost estimate for the construction of the groundwater treatment plant. The groundwater treatment plant is an integral component of the remedy required to address the OU-7 ROD. We recorded an increase to the reserve associated with the new treatment plant estimate during the year. As part of a prior settlement, government agencies have reimbursed us for approximately one-third of the clean-up costs due to the government's role at the site, and we expect reimbursement to continue in the future. The amount of the reserve for this site was $36.4 million and $28.5 million at December 31, 2011 and December 31, 2010, respectively.
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
On September 26, 2011, the EPA issued their Proposed Plan for the site. As expected, the Proposed Plan described the EPA's recommended alternative remedy referred to above. The public comment period on the EPA's Proposed Plan ended in December. The EPA is expected to issue an Interim Amendment to the Record of Decision (ROD) in 2012. Additionally, we continue to conduct work pursuant to CERCLA unilateral administrative orders to address air emissions from beneath the cap of several of the closed RCRA ponds.
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
The amount of the reserve for this site was $64.8 million and $71.0 million at December 31, 2011 and 2010, respectively.
Middleport
At our facility in Middleport, New York, we have constructed an engineered cover, closed the RCRA regulated surface water impoundments and are collecting and treating both surface water runoff and ground water. A draft corrective measures study (CMS) has been prepared for two off-site areas and is under review by the EPA and New York State Departments of the Environment and Health (collectively referred to as the Agencies). This initial draft CMS for these two areas was submitted in 2010. At the Agencies' request, a second draft of the CMS for these areas was submitted in May 2011.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Next, the Agencies' will issue its preliminary draft Statement of Basis indicating the selected remedial alternatives. There will be a public comment period where FMC will have the opportunity to respond to the selected remedy. Additional costs may result, in the event any remedies other than FMC's preferred remedies are selected. The amount of the reserve for this site is $47.0 million and $46.2 million at December 31, 2011 and 2010, respectively.
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
The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter or year’s results of operations in the future. However, we believe any such liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over the next 20 years or longer.
Regarding current operating sites, we spent $9.8 million, $8.4 million and $11.6 million for the years 2011, 2010 and 2009, respectively, on capital projects relating to environmental control facilities. Additionally, in 2011, 2010 and 2009, we spent $29.6 million, $25.9 million and $24.9 million, respectively, for environmental compliance costs, which are operating costs not covered by established reserves.

Note 11: Income Taxes
Domestic and foreign components of income from continuing operations before income taxes are shown below:

	Year Ended December 31,
(in Millions)	2011	2010	2009
Domestic	$325.7	$303.2	$275.9
Foreign	224.8	47.3	34.1
Total	$550.5	$350.5	$310.0
The provision (benefit) for income taxes attributable to income from continuing operations consisted of:

	Year Ended December 31,
(in Millions)	2011	2010	2009
Current:
Federal	$16.5	$73.4	$—
Foreign	30.2	26.0	3.1
State	—	0.5	—
Total current	46.7	99.9	3.1
Deferred:
Federal	64.8	20.2	44.6
Foreign	18.9	4.3	—
State	6.1	7.6	5.3
Total deferred	89.8	32.1	49.9
Total	$136.5	$132.0	$53.0

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Total income tax provisions (benefits) were allocated as follows:

	Year Ended December 31,
(in Millions)	2011	2010	2009
Continuing operations	$136.5	$132.0	$53.0
Discontinued operations	(19.6)	(28.9)	(11.2)
Items charged directly to equity	(43.1)	(62.5)	(9.4)
Total	$73.8	$40.6	$32.4
Significant components of the deferred income tax provision (benefit) attributable to income from continuing operations before income taxes are as follows:

	Year Ended December 31,
(in Millions)	2011	2010	2009
Deferred tax (exclusive of valuation allowance)	$73.5	$(7.1)	$68.1
Net increase (decrease) in the valuation allowance for deferred tax assets	16.3	39.2	(18.2)
Deferred income tax provision	$89.8	$32.1	$49.9
We have recognized that it is more likely than not that certain future tax benefits may not be realized through future taxable income. During the year ended December 31, 2011, the valuation allowance was increased by $16.3 million. The increase in the valuation allowance was mainly due to our foreign operations for tax losses that are not expected to be fully recoverable in future years. During the year ended December 31, 2010, we increased the valuation allowance $39.2 million. The increase was related to our Spanish legal entity predominantly due to the Huelva facility shutdown, for tax losses that are not expected to be fully recoverable in future years from the earnings of the remaining businesses in that entity. During the year ended December 31, 2009, we reduced the valuation allowance related to domestic operations by $18.2 million because of our expectation that the related deferred tax assets were likely to be realized.

Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
(in Millions)	2011	2010
Reserves for discontinued operations, environmental and restructuring	$104.4	$102.8
Accrued pension and other postretirement benefits	109.8	81.0
Other reserves	51.5	53.8
Alternative minimum, foreign tax and other credit carryforwards	70.9	96.5
Net operating loss carryforwards	83.7	88.8
Deferred expenditures capitalized for tax	63.2	71.9
Other	77.4	61.4
Deferred tax assets	$560.9	$556.2
Valuation allowance, net	(92.6)	(76.3)
Deferred tax assets, net of valuation allowance	$468.3	$479.9
Property, plant and equipment, net	85.9	56.5
Deferred tax liabilities	$85.9	$56.5
Net deferred tax assets	$382.4	$423.4
We believe that it is more likely than not that future earnings will be sufficient to utilize the net deferred tax assets recorded as of December 31, 2011.
At December 31, 2011, we had net operating loss and tax credit carryforwards as follows: U.S. state net operating loss carryforwards of $782.7 million expiring in various amounts and years through 2029, foreign net operating loss carryforwards of $246.5 million expiring in various years, U.S. foreign tax credit carryforwards of $13.0 million expiring in various amounts and years through 2019, and alternative minimum tax credit carryforwards of $52.4 million with no expiration date.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The effective income tax rate applicable to income from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
	2011	2010	2009
Statutory U.S. tax rate	35.0%	35.0%	35.0%
Net difference:
Percentage depletion	(3.7)	(5.1)	(5.6)
State and local income taxes, less federal income tax benefit	1.1	1.2	1.7
Foreign earnings subject to different tax rates	(9.0)	(6.2)	(2.8)
Manufacturer’s production deduction and miscellaneous tax credits	(0.8)	(0.8)	—
Loss Medicare Part D tax benefit	—	0.9	—
Tax on intercompany dividends and deemed dividend for tax purposes	1.0	0.8	(2.2)
Nondeductible expenses	1.0	0.9	0.9
Changes to unrecognized tax benefits	(1.9)	1.1	(4.2)
Change in valuation allowance	3.2	11.5	(5.9)
Other	(1.1)	(1.6)	0.2
Total difference	(10.2)	2.7	(17.9)
Effective tax rate	24.8%	37.7%	17.1%
As of December 31, 2011, our federal income tax returns for years through 2008 have been examined by the Internal Revenue Service (“IRS”) and all issues have been settled. We believe that adequate provision for both federal and foreign income taxes has been made for the open years 2003 and after. Income taxes have not been provided for the equity in undistributed earnings of foreign consolidated subsidiaries of $908.6 million nor have they been provided for our foreign unconsolidated subsidiaries and affiliates of $17.2 million at December 31, 2011. Restrictions on the distribution of these earnings are not significant. It is not practical to estimate the amount of taxes that might be payable upon the remittance of such earnings. Foreign earnings taxable as dividends were $24.2 million, $12.2 million and $6.2 million in 2011, 2010 and 2009, respectively.

Uncertain Income Tax Positions
U.S. GAAP accounting guidance for uncertainty in income taxes prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.
We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns for FMC entities taxable in the U.S and significant foreign jurisdictions are open for examination and adjustment. As of December 31, 2011, the United States Federal and State income tax returns are open for examination and adjustment for years 2006-2011. Our significant foreign jurisdictions, which total 15, are open for examination and adjustment during varying periods from 2003-2011.
The total amount of unrecognized tax benefits as of December 31, 2011, that, if recognized, would affect the effective tax rate is $8.1 million. We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the consolidated financial statements. There are no interest and penalties included in the $8.1 million liability for unrecognized tax benefits as of December 31, 2011.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

We do not expect any reductions in the liability for unrecognized tax benefits within the next 12 months on account of settlements and the expirations of statutes of limitations. See the reconciliation of the total amounts of unrecognized tax benefits below:

(in Millions)	2011	2010	2009
Balance at beginning of year	17.3	14.4	42.4
Additions for the current year	4.9	6.1	5.9
Additions for tax positions on acquisitions	1.4	—	—
Reductions for tax positions of prior years for:
Adjustments	—	(0.6)	(1.2)
Settlements during the period	(15.5)	(2.6)	(32.7)
Balance at end of year	8.1	17.3	14.4

Note 12: Debt
2011 Credit Agreement
On August 5, 2011, we executed a new 2011 credit agreement (“the 2011 Credit Agreement”) which provides for a five-year, $1.5 billion unsecured revolving credit facility with the option to extend the maturity for up to an additional two years. The 2011 Credit Agreement also contains an option under which, subject to certain conditions, we may request an increase in the facility to $2.25 billion. This new facility replaces the two existing unsecured credit agreements (the domestic and European credit agreements) aggregating approximately $915 million that were scheduled to mature August 28, 2012.
Loans under the 2011 Credit Agreement bear interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate for the relevant term, plus in each case, an applicable margin. The applicable margin is 1.13 percent per year, subject to adjustment based on the credit rating assigned to our senior unsecured debt.
2011 Senior Notes
On November 22, 2011, we issued $300 million aggregate principal amount of 3.95 percent Senior Notes due 2022. The net proceeds from the offering were used for general corporate purposes including acquisitions.
Debt maturing within one year:
Debt maturing within one year consists of the following:

	December 31,
(in Millions)	2011	2010
Short-term debt	$27.0	$18.5
Current portion of long-term debt	19.5	116.4
Total debt maturing within one year	$46.5	$134.9
Weighted average interest rates for short-term debt outstanding at year-end	9.7%	5.0%
Short-term debt consisted of foreign credit lines at December 31, 2011 and December 31, 2010. We often provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Long-term debt:
Long-term debt consists of the following:

(in Millions)	December 31, 2011
	Interest Rate Percentage	Maturity Date	12/31/2011	12/31/2010
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.1-6.5%	2013-2035	$176.7	$182.0
Debentures (1)	7.8%		—	45.5
Senior notes (less unamortized discount of $2.1 and $0.9, respectively)	3.95-5.2%	2019-2022	597.9	299.1
2011 credit agreement	1.4%	2016	—	—
Foreign debt	0-11.3%	2013	24.0	92.8
Total long-term debt			798.6	619.4
Less: debt maturing within one year			19.5	116.4
Total long-term debt, less current portion			$779.1	$503.0
____________________

(1)	The debentures matured and were paid on July 1, 2011.
At December 31, 2011, we had no in borrowings under the 2011 Credit Agreement. Letters of credit outstanding under the 2011 Credit Agreement totaled $75.5 million. Therefore, available funds under this facility were $1,424.5 million at December 31, 2011.
Maturities of long-term debt
Maturities of long-term debt outstanding, excluding discounts, at December 31, 2011, are $19.5 million in 2012, $5.7 million in 2013, $32.5 million in 2014, $0.1 million in 2015, $0.1 million in 2016 and $743.0 million thereafter.
Covenants
Among other restrictions, the 2011 Credit Agreement contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended December 31, 2011, was 1.4 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended December 31, 2011, was 15.9 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at December 31, 2011.
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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the weighted-average assumptions used and components of our defined benefit postretirement plans. The following tables also reflect a measurement date of December 31:

	Pensions		Other Benefits (1)
	December 31,
(in Millions, except for percentages)	2011	2010	2011	2010
Following are the weighted average assumptions used to determine the benefit obligations at December 31:
Discount Rate	4.95%	5.40%	4.95%	5.40%
Rate of compensation increase	3.40%	4.20%	—%	—%
Accumulated benefit obligation:
Plans with unfunded accumulated benefit obligation	$1,213.9	$1,106.5	$—	$—
Change in projected benefit obligation
Projected benefit obligation at January 1	$1,175.5	$1,098.6	$45.4	$42.3
Service cost	18.8	18.2	0.1	0.2
Interest cost	61.6	63.2	1.5	2.5
Actuarial loss (gain)	69.4	66.5	(15.5)	2.9
Amendments	2.2	5.7	—	—
Foreign currency exchange rate changes	(0.9)	(3.9)	—	—
Plan participants’ contributions	0.2	0.2	6.0	6.4
Settlements	—	(15.6)	—	—
Other	0.5	—	(0.1)	0.1
Curtailments	—	(0.5)	—	—
Benefits paid	(59.0)	(56.9)	(9.0)	(9.0)
Projected benefit obligation at December 31	1,268.3	1,175.5	28.4	45.4
Change in fair value of plan assets:
Fair value of plan assets at January 1	905.8	766.7	—	—
Actual return on plan assets	8.4	111.7	—	—
Foreign currency exchange rate changes	(0.6)	(2.9)	—	—
Company contributions	64.0	102.6	3.0	2.6
Plan participants’ contributions	0.2	0.2	6.0	6.4
Settlements	—	(15.6)	—	—
Benefits paid	(59.0)	(56.9)	(9.0)	(9.0)
Fair value of plan assets at December 31	918.8	905.8	—	—
Funded status of the plan (liability)	$(349.5)	$(269.7)	$(28.4)	$(45.4)
Amount recognized in the consolidated balance sheets:
Pension other asset	$—	$1.9	$—	$—
Accrued benefit liability	(349.5)	(271.6)	(28.4)	(45.4)
Total	$(349.5)	$(269.7)	$(28.4)	$(45.4)

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2011	2010	2011	2010
The amounts in accumulated other comprehensive income (loss) that has not yet been recognized as components of net periodic benefit cost at December 31, 2011 and 2010 are as follows:
Net transition asset	$—	$0.1	$—	$—
Prior service (cost) credit	(9.8)	(9.5)	0.2	0.3
Net actuarial (loss) gain	(586.3)	(480.0)	16.1	3.1
Accumulated other comprehensive income (loss) – pretax	$(596.1)	$(489.4)	$16.3	$3.4
Accumulated other comprehensive income (loss) – net of tax	$(373.5)	$(306.5)	$11.3	$4.1
____________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.
Other changes in plan assets and benefit obligations for continuing operations recognized in other comprehensive loss (income) are as follows:

	Pensions		Other Benefits (1)
	Year ended December 31
(in Millions)	2011	2010	2011	2010
Current year net actuarial loss (gain)	$143.9	$33.8	$(15.5)	$2.9
Current year prior service cost (credit)	2.2	5.5	—	—
Amortization of net actuarial (loss) gain	(36.3)	(34.1)	2.4	0.4
Amortization of prior service (cost) credit	(1.9)	(1.2)	0.2	0.1
Foreign currency exchange rate changes on the above line items	(1.2)	(0.8)	—	—
Total recognized in other comprehensive (income) loss, before taxes	$106.7	$3.2	$(12.9)	$3.4
Total recognized in other comprehensive (income) loss, after taxes	$67.0	$0.6	$(7.2)	$1.7
____________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.
The estimated net actuarial loss and prior service cost for our pension plans that will be amortized from accumulated other comprehensive income (loss) into our net annual benefit cost (income) during 2012 are $53.0 million and $2.1 million, respectively. The estimated net actuarial gain and prior service credit for our other benefits that will be amortized from accumulated other comprehensive income (loss) into net annual benefit cost (income) during 2012 will be $(2.1) million and $(0.2) million, respectively.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income):

	Year Ended December 31,
	Pensions			Other Benefits
(in Millions, except for percentages)	2011	2010	2009	2011	2010	2009
Discount rate	5.40%	5.90%	7.00%	5.40%	5.90%	7.00%
Expected return on plan assets	8.50%	8.50%	8.50%	—	—	—
Rate of compensation increase	4.20%	4.20%	4.20%	—	—	—
Components of net annual benefit cost (in millions):
Service cost	$18.8	$18.2	$16.7	$0.1	$0.2	$0.2
Interest cost	61.6	63.2	64.2	1.5	2.5	2.6
Expected return on plan assets	(82.5)	(79.0)	(74.8)	—	—	—
Amortization of transition asset	—	—	(0.1)	—	—	—
Amortization of prior service cost	1.9	1.2	0.8	(0.2)	(0.1)	(1.0)
Amortization of net actuarial and other (gain) loss	36.3	26.5	5.8	(2.4)	(0.4)	(0.9)
Recognized loss due to settlement and curtailments	—	7.1	0.8	—	—	—
Net annual benefit cost from continuing operations	$36.1	$37.2	$13.4	$(1.0)	$2.2	$0.9
Our U.S. qualified defined benefit pension plan (“U.S. Plan”) holds the majority of our pension plan assets. The expected long-term rate of return on these plan assets was 8.5 percent for 2011, 2010 and 2009. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 9.36 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, assuming an estimated inflation rate of approximately 2.1 percent, is between 7.9 percent and 10.4 percent for equities, and between 3.4 percent and 6.0 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumption for the rate of return on assets. The target asset allocation for 2011, by asset category, is 75 to 85 percent equity securities, 15 to 25 percent fixed income investments and zero to 5 percent cash and other short-term investments.
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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The following tables present our fair value hierarchy for our major categories of pension plan assets by asset class. See Note 17 for the definition of fair value and the descriptions of Level 1, 2 and 3 in the fair value hierarchy.

(in Millions)	12/31/2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$39.5	$39.5	$—	$—
Equity securities:
Common stock	474.2	474.2	—	—
Preferred stock	2.6	2.6	—	—
Mutual funds (1)	191.9	128.8	63.1	—
Fixed income investments:
Investment contracts	199.6	—	199.6	—
Mutual funds	7.4	7.4	—	—
Corporate debt instruments	0.5	0.5	—	—
Government debt	2.4	2.4	—	—
Other investments
Real estate/property	0.6	—	—	0.6
Private equity funds	—	—	—	—
Other	0.1	—	—	0.1
Total assets	$918.8	$655.4	$262.7	$0.7
(in Millions)	12/31/2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$46.6	$46.6	$—	$—
Equity securities:
Common stock	457.4	457.4	—	—
Preferred stock	1.3	1.3	—	—
Mutual funds (1)	205.3	134.5	70.8	—
Fixed income investments:
Investment contracts	185.4	—	185.4	—
Mutual funds	6.9	6.9	—	—
Government debt	2.1	2.1	—	—
Other investments
Real estate/property	0.6	—	—	0.6
Private equity funds	0.1	—	—	0.1
Other	0.1	—	—	0.1
Total assets	$905.8	$648.8	$256.2	$0.8
____________________

(1)
As of December 31, 2011 and 2010 we have $63.1 million and $70.8 million, respectively of investments in certain mutual funds where the net asset value reported by the underlying funds approximates the fair value. These investments are redeemable with the fund at net asset value under the original terms of the partnership agreements and/or subscription agreements and operations of the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements. Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the net asset value of the funds and, consequently, the fair value of the interests in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the interest in the funds.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The change in the value of plan assets using significant unobservable inputs (Level 3) from December 31, 2010 to December 31, 2011 was not material for the period presented. There were no changes to the Level 3 investments during 2010.
We made the following contributions to our pension and other postretirement benefit plans:

	Year Ended December 31,
(in Millions)	2011	2010
U.S. qualified pension plan	$55.0	$80.0
U.S. Nonqualified pension plan	3.1	18.0
Non-U.S. plans	5.9	4.6
Other postretirement benefits, net of participant contributions	3.0	2.6
Total	$67.0	$105.2
We expect our voluntary cash contributions to our U.S. qualified pension plan to be $65 million in 2012.
The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate:

Estimated Net Future Benefit Payments
(in Millions)
2012	$70.8
2013	74.6
2014	77.0
2015	78.9
2016	81.7
2017 – 2021	$440.4
Assumed health care cost trend rates have an effect on the other postretirement benefit obligations and net periodic other postretirement benefit costs reported for the health care portion of the other postretirement plan. A one-percentage point change in the assumed health care cost trend rates would be immaterial to our net periodic other postretirement benefit costs for the year ended December 31, 2011, and our other postretirement benefit obligation at December 31, 2011.
The United Kingdom, Ireland and Norway pension plans are included in our disclosures for all years presented. The financial impact of compliance with U.S. GAAP pension accounting literature for other non-U.S. pension plans is not substantially different from the locally reported pension expense.
FMC Corporation Savings and Investment Plan. The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. For eligible employees participating in the Plan, except for those employees covered by certain collective bargaining agreements, the Company makes matching contributions of 80 percent of the portion of those contributions up to five percent of the employee’s compensation. Additionally, effective July 1, 2007, all newly hired and rehired salaried and nonunion employees receive an employer contribution of five percent of the employee’s eligible compensation. This change was instituted for these employees effective July 1, 2007 since newly hired and rehired salaried and nonunion hourly employees are no longer eligible for our defined benefit plan. Charges against income for both of these contributions were $10.6 million in 2011, $7.8 million in 2010, and $7.1 million in 2009.

Note 14: Share-based Compensation
Stock Compensation Plans
We have a share-based compensation plan, which has been approved by the stockholders, for certain employees, officers and directors. This plan is described below.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
Stock options granted under the Plan may be incentive or nonqualified stock options. The exercise price for stock options may not be less than the fair market value of the stock at the date of grant. Awards granted under the Plan vest or become exercisable or payable at the time designated by the Committee, which has generally been three years from the date of grant. Incentive and nonqualified options granted under the Plan expire not later than 10 years from the grant date.
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
The total number of shares of common stock authorized for issuance under the Plan is 14.4 million, which is in addition to the shares available from predecessor plans. Cancellations (through expiration, forfeiture or otherwise) of outstanding awards increase the shares available for future awards or grants. At December 31, 2011, 5.1 million shares of FMC common stock were reserved for share based awards which represents the sum of available future grants of share based awards (3.3 million) and unvested share-based awards (1.8 million).
At December 31, 2011 and 2010, there were restricted stock units representing an aggregate of 51,849 shares and 41,374 shares of common stock, respectively, credited to the directors’ accounts.
Stock Compensation
We recognized a total of $15.8 million ($9.8 million after-tax), $14.7 million ($9.1 million after-tax) and $11.2 million ($6.9 million after-tax) in share-based compensation expense during the years ended December 31, 2011, 2010 and 2009, respectively. This expense is classified as selling, general and administrative in our consolidated statements of income.
We received $11.3 million, $18.1 million and $10.2 million in cash related to stock option exercises for the years ended December 31, 2011, 2010 and 2009, respectively. The shares used for the exercise of stock options occurring during the years ended December 31, 2011, 2010 and 2009 came from treasury shares.
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
During the second and third quarter of 2010 we utilized the remaining U.S. financial net operating losses as we generated U.S. income during 2010 sufficient to absorb the remaining unrecognized excess tax benefits. As a result, we recognized all of the excess tax benefits from the exercise of stock options and the vesting of restricted stock awards from 2006 through 2009 as well as the excess tax benefits generated during the period from January 1, 2010 through December 31, 2010. As of December 31, 2010, we recognized $56.3 million of excess tax benefits, of which $44.0 million related to years 2006 through 2009, on our consolidated balance sheet as a component of equity. This amount is also included as a financing activity in our consolidated statements of cash flows for the year ended December 31, 2010. The excess tax benefits for the year ended

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

December 31, 2011 totaled $7.4 million.
Stock Options
The grant-date fair values of the stock options we granted in the years ended December 31, 2011, 2010 and 2009 were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on our common stock.
Black Scholes valuation assumptions for stock option grants:

	2011	2010	2009
Expected dividend yield	0.61%	0.87%	1.13%
Expected volatility	41.61%	42.17%	41.90%
Expected life (in years)	6.5	6.5	6.5
Risk-free interest rate	2.84%	3.13%	2.82%
The weighted-average grant-date fair value of options granted during the years ended December 31, 2011, 2010 and 2009 was $35.17, $24.50 and $18.17 per share, respectively.
The following summary shows stock option activity for employees under the Plan for the three years ended December 31, 2011:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
	Number of Shares in Thousands			(In Millions)
December 31, 2008 (1,528 shares exercisable)	2,492	5.4	26.49	45.4
Granted	281		44.45
Exercised	(574)		13.40	19.9
Forfeited	(24)		43.76
December 31, 2009 (1,315 shares exercisable)	2,175	5.4	30.94	54.0
Granted	271		57.33
Exercised	(845)		21.35	37.3
Forfeited	(16)		51.93
December 31, 2010 (777 shares exercisable)	1,585	6.4	40.33	62.8
Granted	216		81.77
Exercised	(375)		30.10	19.7
Forfeited	(21)		46.16
December 31, 2011 (670 shares exercisable and 1,376 shares expected to vest)	1,405	6.4	49.34	51.6

The number of stock options indicated in the above table as being exercisable as of December 31, 2011, had an intrinsic value of $32.3 million, a weighted-average remaining contractual term of 4.6 years, and a weighted-average exercise price of $37.83.
We recognized $6.0 million ($3.7 million after-tax), $5.3 million ($3.3 million after-tax) and $4.9 million ($3.0 million after-tax) in compensation expense related to stock options for the years ended December 31, 2011, 2010 and 2009, respectively. We applied an estimated forfeiture rate of four percent per stock option grant in the calculation of such expense.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2011, we had total remaining unrecognized compensation cost related to unvested stock options of $6.5 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.8 years.
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
The following table shows our employee restricted award activity for the three years ended December 31, 2011:

Number of Awards in Thousands	Number of awards	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2008	429	$40.40
Granted	90	44.52
Vested	(131)	30.65
Forfeited	(8)	14.51
Nonvested at December 31, 2009	380	$44.70
Granted	208	61.57
Vested	(131)	40.02
Forfeited	(1)	52.78
Nonvested at December 31, 2010	456	$53.71
Granted	91	81.52
Vested	(160)	48.49
Forfeited	(8)	51.16
Nonvested at December 31, 2011	379	$62.66
We recognized $9.8 million ($6.1 million after-tax), $9.4 million ($5.8 million after-tax) and $6.3 million ($3.9 million after-tax) in compensation expense related to restricted awards for the years ended December 31, 2011, 2010 and 2009, respectively. We applied an estimated forfeiture rate assumption of two percent of outstanding grants in the calculation of such expense. As of December 31, 2011, we had total remaining unrecognized compensation cost related to unvested restricted awards of $9.1 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.9 years.

Note 15: Equity
The following is a summary of our capital stock activity over the past three years:

	Common Stock	Treasury Stock
December 31, 2008	92,991,896	20,481,937
Stock options and awards	—	(733,369)
Repurchases of common stock, net	—	724,448
December 31, 2009	92,991,896	20,473,016
Stock options and awards	—	(883,856)
Repurchases of common stock, net	—	1,916,892
December 31, 2010	92,991,896	21,506,052
Stock options and awards	—	(459,473)
Repurchases of common stock, net	—	2,108,159
December 31, 2011	92,991,896	23,154,738

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Accumulated other comprehensive gain (loss) consisted of the following:

	December 31,
(in Millions)	2011	2010
Deferred (loss) gain on derivative contracts	$(7.2)	$(3.5)
Pension and other postretirement liability adjustment	(353.5)	(293.3)
Foreign currency translation adjustments	(29.3)	(14.9)
Accumulated other comprehensive gain (loss)	$(390.0)	$(311.7)
Dividends and Share Repurchases

On January 19, 2012, we paid dividends totaling $10.5 million to our shareholders of record as of December 30, 2011. This amount is included in “Accrued and other liabilities” on the consolidated balance sheets as of December 31, 2011. For the years ended December 31, 2011, 2010 and 2009, we paid $41.2 million, $36.4 million, and $36.3 million in dividends, respectively. On February 17, 2012, the Board authorized an increase in the dividend from $0.15 to $0.18 per share.

On February 18, 2011, the Board of Directors authorized the repurchase of up to $250 million of our common stock. At December 31, 2011, $139.8 million remained unused from the authorization. On February 17, 2012, the Board authorized the repurchase of up to an additional $250 million of our common stock. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the year ended December 31, 2011 2,053,478 shares were repurchased under the publicly announced repurchase program for $165.1 million.

Note 16: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the year ended December 31, 2011 there were 215,406 potential common shares excluded from Diluted EPS. For the year ended December 31, 2010 there were no potential common shares excluded from Diluted EPS, however for the year ended December 31, 2009 there were 278,173 potential common shares excluded from Diluted EPS.
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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Year Ended December 31,
	2011	2010	2009
Earnings (loss) attributable to FMC stockholders:
Income from continuing operations attributable to FMC stockholders	$397.7	$206.1	$246.7
Discontinued operations, net of income taxes	(31.8)	(33.6)	(18.2)
Net income	$365.9	$172.5	$228.5
Less: Distributed and undistributed earnings allocable to restricted award holders	(1.7)	(1.0)	(1.1)
Net income allocable to common stockholders	$364.2	$171.5	$227.4

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$5.58	$2.84	$3.40
Discontinued operations	(0.45)	(0.46)	(0.25)
Net income	$5.13	$2.38	$3.15

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$5.54	$2.82	$3.37
Discontinued operations	(0.44)	(0.46)	(0.25)
Net income	$5.10	$2.36	$3.12

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	71,028	72,210	72,163
Weighted average additional shares assuming conversion of potential common shares	626	870	1,138
Shares – diluted basis	71,654	73,080	73,301

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

The estimated fair value of our financial instruments has been determined using available market information and appropriate valuation methods. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $866.8 million and $648.8 million and the carrying amount is $825.6 million and $637.9 million as of December 31, 2011 and December 31, 2010, respectively.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes relating derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also formally assess at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively.

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
Our Agricultural Products segment enters into contracts with certain customers in Brazil whereby we exchange our products for physical delivery of soybeans from the customer. In order to mitigate the price risk associated with these barter contracts, we have entered into offsetting derivatives to hedge our exposure.

Interest Rate Risk
We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements to achieve a targeted mix of fixed and variable-rate debt. In the agreements, we exchange, at specified intervals, the difference between fixed and variable-interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2011 and December 31, 2010, we had no such swap agreements in place.

Concentration of Credit Risk
Our counterparties to derivative contracts are primarily major financial institutions. We limit the dollar amount of contracts entered into with any one financial institution and monitor counterparties’ credit ratings. We also enter into master netting agreements with each financial institution, where possible, which helps mitigate the credit risk associated with our financial instruments. While we may be exposed to credit losses due to the nonperformance of counterparties, we consider this risk remote.

Financial Guarantees and Letter-of-Credit Commitments
We enter into various financial instruments with off-balance-sheet risk as part of the normal course of business. These off-balance-sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit, and other assistance to customers (Notes 1 and 18). Decisions to extend financial guarantees to customers, and the amount of collateral required under these guarantees is based on our evaluation of creditworthiness on a case-by-case basis.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Accounting for Derivative Instruments and Hedging Activities
Cash Flow Hedges
We recognize all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in accumulated other comprehensive income or loss (“AOCI”) changes in the fair value of derivatives that are designated as and meet all the required criteria for a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. We record immediately in earnings changes in the fair value of derivatives that are not designated as cash flow hedges.
As of December 31, 2011, we had open foreign currency forward contracts in AOCI in a net loss position of $1.5 million, before-tax ($1.3 million, after-tax), designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2012. At December 31, 2011, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $410 million.
As of December 31, 2011, we had current open commodity contracts in AOCI in a net loss position of $7.3 million, before-tax ($4.5 million after-tax), designated as cash flow hedges of underlying forecasted purchases, primarily natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2013. At December 31, 2011, we had 8.2 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $5.8 million of net losses after-tax, representing both, open foreign currency exchange contracts and open commodity contracts, approximately $5.8 million of these losses would be realized in earnings during the twelve months ending December 31, 2012, if spot rates in the future are consistent with forward rates as of December 31, 2011. The actual effect on earnings will be dependent on actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the consolidated statements of income.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $392 million at December 31, 2011. We held an immaterial amount of bushels, in aggregate notional volume of outstanding soybean contracts, to hedge outstanding barter contracts at December 31, 2011.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The following table provides the fair value and balance sheet presentation of our derivative instruments as of December 31, 2011 and 2010.

(in Millions)		December 31, 2011	December 31, 2010
	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid and other current assets	$8.4	$0.7
Commodity contracts:
Energy contracts	Prepaid and other current assets	0.5	—
Total Derivative Assets		$8.9	$0.7

Foreign exchange contracts	Accrued and other liabilities	(10.3)	(0.5)
Commodity contracts:
Energy contracts	Accrued and other liabilities	(8.0)	(6.0)
Total Derivative Liabilities		$(18.3)	$(6.5)
Net Derivative Assets/(Liabilities)		$(9.4)	$(5.8)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Prepaid and other current assets	$3.5	$0.4
Commodity contracts:
Energy contracts	Prepaid and other current assets	—	0.2
Total Derivative Assets		$3.5	$0.6

Foreign exchange contracts	Accrued and other liabilities	—	(1.6)
Total Derivative Liabilities		$—	$(1.6)
Net Derivative Assets/(Liabilities)		$3.5	$(1.0)
The information included in the above chart is also presented in our fair value table included below.
The following tables provide the impact of derivative instruments and related hedged items on the consolidated statements of income for the years ended December 31, 2011 and 2010.

Derivatives in Cash Flow Hedging Relationships

(in Millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)			Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)			Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Foreign exchange contracts	$(1.5)	$1.0	$15.7	$(1.7)	$2.0	$(8.3)	$(0.5)	$0.3	$(0.1)
Commodity contracts:
Energy contracts	(0.9)	(4.3)	15.7	(8.1)	(5.8)	(30.5)	—	—	(0.6)
Other	$(1.3)	$—	$—	$—	$—	$—	$—	$—	$—
Total	$(3.7)	$(3.3)	$31.4	$(9.8)	$(3.8)	$(38.8)	$(0.5)	$0.3	$(0.7)
____________________

(a)	Amounts are included in “Cost of sales and services” and "Interest expense" on the consolidated statements of income.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
(in Millions)		2011	2010	2009
Foreign Exchange contracts	Cost of Sales and Services	$3.3	$(3.0)	$(36.9)
Commodity contracts:
Energy contracts	Cost of Sales and Services	(0.2)	(0.8)	(0.2)
Total		$3.1	$(3.8)	$(37.1)

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our consolidated balance sheets as of December 31, 2011 and December 31, 2010.

(in Millions)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
Common Stock (1)	$0.1	$0.1	$—	$—
Derivatives – Commodities: (2)
Energy contracts	0.5	—	0.5	—
Derivatives – Foreign Exchange (2)	11.9	—	11.9	—
Other (3)	20.9	20.9	—	—
Total Assets	$33.4	$21.0	$12.4	$—

Liabilities
Derivatives – Commodities: (4)
Energy contracts	$8.0	$—	$8.0	$—
Derivatives – Foreign Exchange (4)	10.3	—	10.3	—
Acquisition (5)	3.5	—	—	3.5
Other (6)	31.8	31.8	—	—
Total Liabilities	$53.6	$31.8	$18.3	$3.5

(in Millions)	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
Common Stock (1)	$0.1	$0.1	$—	$—
Derivatives – Commodities: (2)
Energy contracts	0.2	—	0.2	—
Derivatives – Foreign Exchange (2)	1.1	—	1.1	—
Other (3)	22.1	22.1	—	—
Total Assets	$23.5	$22.2	$1.3	$—

Liabilities
Derivatives – Commodities: (4)
Energy contracts	$6.0	$—	$6.0	$—
Derivatives – Foreign Exchange (4)	2.1	—	2.1	—
Other (6)	32.2	32.2	—	—
Total Liabilities	$40.3	$32.2	$8.1	$—
____________________

(1)	Amounts included in “Investments” in the consolidated balance sheets.

(2)	Amounts included in “Prepaid and other current assets” in the consolidated balance sheets.

(3)
Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the consolidated balance sheets.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

(4)	Amounts included in “Accrued and other liabilities” in the consolidated balance sheets.

(5)	Represents contingent consideration associated with the acquisitions during 2011. See Note 3 for more information. The changes in this Level 3 liability were not material for the period presented.

(6)
Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the consolidated balance sheets.

The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our consolidated balance sheets during the year ended December 31, 2011 and 2010. See Note 3 for the assets and liabilities measured on a non-recurring basis at fair value associated with our acquisitions.

(in Millions)	Year Ended December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2011)
Assets
Long-lived assets to be abandoned (1)	$2.3	$—	$—	$2.3	$(16.4)
Total Assets	$2.3	$—	$—	$2.3	$(16.4)

Liabilities
Liabilities associated with exit activities (2)	$5.5	$—	$5.5	$—	$(5.5)
Total Liabilities	$5.5	$—	$5.5	$—	$(5.5)
____________________

(1)
In connection with the Sodium Percarbonate phase-out, we recorded charges to write down the value of the related long-lived assets to be abandoned to their salvage value of $0.7 million. The majority of the long-lived assets have a fair value of zero as they have no future use and are anticipated to be demolished. We also recognized a $1.6 million charge to write-down certain other assets to fair value in our Industrial Chemicals segment during the year ended December 31, 2011. The loss noted in the above table represents the accelerated depreciation and write-down of these assets recorded during the period.

(2)	This amount represents severance liabilities associated with the Sodium Percarbonate phase-out as further described in Note 7.

(in Millions)	Year Ended December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2010)
Assets
Long-lived assets to be abandoned (1)	$6.0	$—	$—	$6.0	$(71.6)
Total Assets	$6.0	$—	$—	$6.0	$(71.6)

Liabilities
Asset retirement obligations (2)	$28.8	$—	$—	$28.8	$—
Liabilities associated with exit activities (3)	46.0	—	46.0	—	(46.0)
Total Liabilities	$74.8	$—	$46.0	$28.8	$(46.0)
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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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

Note 18: Guarantees, Commitments, and Contingencies
We lease office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Leases of real estate generally provide for our payment of property taxes, insurance and repairs. Capital leases are not significant. Rent expense under operating leases amounted to $19.5 million, $18.8 million and $18.9 million in 2011, 2010 and 2009, respectively. Rent expense is net of credits (received for the use of leased transportation assets) of $23.1 million, $21.9 million and $19.8 million in 2011, 2010 and 2009, respectively.
Minimum future rentals under noncancelable leases are estimated to be payable as follows: $27.4 million in 2012, $28.6 million in 2013, $26.5 million in 2014, $28.8 million in 2015, $20.5 million in 2016 and $21.3 million thereafter. Minimum future rentals for transportation assets included above aggregated approximately $97.6 million, against which we expect to continue to receive credits to substantially defray our rental expense.
Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials and energy total approximately $76.1 million. Since the majority of our minimum obligations under these contracts are over the life of the contract as opposed to a year-by-year basis, we are unable to determine the periods in which these obligations could be payable under these contracts. However, we intend to fulfill the obligations associated with these contracts through our purchases associated with the normal course of business.
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at December 31, 2011:

(in Millions)
Guarantees:
Guarantees of vendor financing	$18.5
Foreign equity method investment debt guarantees	6.0
Other debt guarantees	8.0
Total	$32.5
Other Commitments
We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil, for their seasonal borrowing. The total of these guarantees was $18.5 million and $24.1 million at December 31, 2011 and December 31, 2010, respectively, and are recorded on the consolidated balance sheets for each date as “Guarantees of vendor financing”. The change in the guarantees is generally due to the seasonality of the Agricultural Products business, particularly in Brazil.
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
Notes to Consolidated Financial Statements — (Continued)

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

European competition action. Based on the results of the EU investigation into the hydrogen peroxide industry described above, multiple European purchasers of hydrogen peroxide who claim to have been harmed as a result of the alleged violations of European competition law by hydrogen peroxide producers assigned their legal claims to a single entity formed by a law firm, which then filed a law suit in Germany in March 2009 against European producers, including Foret. Initial defense briefs were filed in April 2010, and an initial hearing was held during the first quarter of 2011, at which time case management issues were discussed. At a subsequent hearing in October 2011, the Court indicated that it is considering seeking guidance from the European Court of Justice (“ECJ”) as to whether the German courts have jurisdiction over these claims. The judge asked the parties to file written comments on this issue by December 20, 2011 and indicated that she will report her decision on whether to refer the case to the ECJ at the end of February 2012. We filed comments supporting such a reference. If the case is referred to the ECJ, a decision normally takes 12-18 months. Since the case is in the preliminary stages and is based on a novel procedure - namely the attempt to create a cross-border “class action” which is not a recognized proceeding under EU or German law - we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend this matter.

Canadian antitrust actions. In 2005 after public disclosures of the U.S. federal grand jury investigation into the hydrogen peroxide industry (which resulted in no charges brought against us) and the filing of various class actions in U.S. federal and state courts, which have all been settled, putative class actions against us and five other major hydrogen peroxide producers were filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. The other five defendants have settled these claims for a total of approximately $20.6 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide from 1994 to 2005. Our motion for leave to appeal the class certification decision was denied in June 2010. Since then, the case has been largely dormant. Neither side has produced documents, although the parties have exchanged document requests as well as information concerning document retention and storage. Since the proceedings are in the preliminary stages with respect to the merits, we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend these matters.

Asbestos claims. Like hundreds of other industrial companies, we have been named as one of many defendants in asbestos-related personal injury litigation. Most of these cases allege personal injury or death resulting from exposure to asbestos in premises of FMC or to asbestos-containing components installed in machinery or equipment manufactured or sold by discontinued operations. We intend to continue managing these cases in accordance with our historical experience. We have established a reserve for this litigation within our discontinued operations and believe that any exposure of a loss in excess of the established reserve cannot be reasonably estimated. Our experience has been that the overall trends in terms of the rate of filing of asbestos-related claims with respect to all potential defendants has changed over time, and that filing rates as to us in particular have varied significantly over the last several years. We are a peripheral defendant - that is, we have never manufactured asbestos or asbestos-containing components. As a result, claim filing rates against us have yet to form a predictable pattern, and we are unable to project a reasonably accurate future filing rate and thus, we are presently unable to reasonably estimate our asbestos liability with respect to claims that may be filed in the future.

New York environmental claim. In late June 2004, we were served in a lawsuit captioned “Lewis et al v. FMC Corporation”, which was filed in United States District Court for the Western District of New York. The suit was brought by thirteen residents of Middleport, New York who alleged that we violated certain state and federal environmental laws and sought injunctive relief

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

and monetary damages for personal injuries and property damage in connection with such alleged violations. A motion for summary judgment was decided in our favor on March 29, 2011. On April 28, 2011, the plaintiffs filed an appeal of that decision to the U.S. Court of Appeals for the Second Circuit, but failed to perfect the appeal, and the case was dismissed. The plaintiffs filed a new complaint in New York state court in late September 2011 on the state law claims on which the federal district judge did not rule in granting the summary judgment motion in the original lawsuit (nuisance, personal injury and property damage). In October 2011, we removed the new lawsuit from the state court to federal court based on diversity of citizenship and filed a motion to dismiss the case on the basis of improper and untimely service of process, which remains pending.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 19: Segment Information
Business segment results below are presented net of noncontrolling interests, reflecting only FMC’s share of earnings. The corporate line primarily includes staff expenses, while other income and expense, net consists of all other corporate items, including LIFO inventory adjustments.

(in Millions)	Year Ended December 31,
	2011	2010	2009
Revenue
Agricultural Products	$1,464.5	$1,241.8	$1,051.6
Specialty Chemicals	879.1	824.5	753.1
Industrial Chemicals	1,038.5	1,054.8	1,026.7
Eliminations	(4.2)	(4.8)	(5.2)
Total	$3,377.9	$3,116.3	$2,826.2
Income (loss) from continuing operations before income taxes
Agricultural Products	$348.3	$309.5	$289.0
Specialty Chemicals	199.8	185.0	159.6
Industrial Chemicals	154.5	122.9	89.7
Eliminations	(0.1)	0.2	(0.1)
Segment operating profit	702.5	617.6	538.2
Corporate expense	(62.5)	(63.0)	(44.1)
Other income (expense), net	(18.7)	(5.4)	(30.5)
Operating profit before the items listed below (1)	621.3	549.2	463.6
Interest expense, net	(39.4)	(39.3)	(27.0)
Restructuring and other income (charges) (2)	(32.4)	(151.9)	(132.8)
Non-operating pension and postretirement (charges) income (3)	(14.5)	(19.9)	3.0
Acquisition-related charges(4)	(0.8)	—	(7.1)
Provision for income taxes	(136.5)	(132.0)	(53.0)
Discontinued operations, net of income taxes	(31.8)	(33.6)	(18.2)
Net income attributable to FMC stockholders	$365.9	$172.5	$228.5
____________________

(1)
Results for all segments including corporate expense and other income (expense) are net of noncontrolling interests in 2011, 2010 and 2009 of $16.3 million, $12.4 million and $10.3 million respectively. The majority of the noncontrolling interests pertain to our Industrial Chemicals segment.

(2)
See Note 7 for details of restructuring and other charges (income). Amounts for the years ended 2011, 2010 and 2009 relate to Agricultural Products of $1.2 million, $7.3 million and $6.1 million; Specialty Chemicals of $2.2 million, $6.7 million and $31.0 million; Industrial Chemicals of $26.1 million, $124.6 million and $71.8 million; and Corporate of $2.9 million, $13.3 million and $23.9 million, respectively.

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

(4)
These charges were related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting. The charges for year ended December 31, 2011 relate to a number of acquisitions completed in

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

2011, further described in Note 3. The charges for the year ended December 31, 2009 are associated with a 2008 acquisition in our Specialty Chemicals segment and a 2009 acquisition in our Agricultural Products segment. On the consolidated statements of income, the charges for all years presented are included in “Costs of sales and services”. No such charges occurred for the year ended December 31, 2010.

Net sales to external customers for each of our product line groups is presented below. Our Agricultural Products segment has one product line group, and therefore net sales to external customers within the Agricultural Products segment is included in the table above.

(in Millions)	Year Ended December 31,
	2011	2010	2009
Net Sales
BioPolymer	$654.3	$611.5	$579.2
Lithium	224.8	213.0	173.9
Total Specialty Chemicals Segment	$879.1	$824.5	$753.1

(in Millions)	Year Ended December 31,
	2011	2010	2009
Net Sales
Alkali	$696.4	$624.5	$576.5
Peroxygens	297.4	269.7	245.1
Zeolites and Silicates, other	44.7	41.0	50.5
Phosphates and Sulfur Derivative	—	119.6	154.6
Total Industrial Chemicals Segment	$1,038.5	$1,054.8	$1,026.7

(in Millions)	December 31,
	2011	2010	2009
Operating capital employed (1)
Agricultural Products	$888.1	$751.3	$729.7
Specialty Chemicals	906.1	806.2	821.5
Industrial Chemicals	594.1	488.8	559.9
Elimination	(0.3)	(0.2)	(0.4)
Total operating capital employed	2,388.0	2,046.1	2,110.7
Segment liabilities included in total operating capital employed	824.9	717.9	587.9
Corporate items	530.6	555.9	437.6
Total assets	$3,743.5	$3,319.9	$3,136.2
Segment assets (2)
Agricultural Products	$1,382.8	$1,090.9	$956.2
Specialty Chemicals	1,001.1	892.5	910.0
Industrial Chemicals	829.3	780.8	832.8
Elimination	(0.3)	(0.2)	(0.4)
Total segment assets	3,212.9	2,764.0	2,698.6
Corporate items	530.6	555.9	437.6
Total assets	$3,743.5	$3,319.9	$3,136.2
 ____________________

(1)
We view operating capital employed, which consists of assets, net of liabilities, reported by our operations and excluding corporate items such as cash equivalents, debt, pension liabilities, income taxes and LIFO reserves, as our primary measure of segment capital.

(2)	Segment assets are assets recorded and reported by the segments and are equal to segment operating capital employed plus segment liabilities. See Note 1.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
(in Millions)	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Agricultural Products	$17.4	$12.9	$28.6	$23.1	$21.7	$17.3	$84.3	$80.9	$73.1
Specialty Chemicals	76.1	51.9	65.5	35.3	32.6	33.5	14.2	13.4	12.9
Industrial Chemicals	84.3	68.4	65.8	61.2	73.3	70.7	6.7	6.2	6.8
Corporate	11.7	9.1	1.3	7.0	6.0	5.7	—	—	—
Total	$189.5	$142.3	$161.2	$126.6	$133.6	$127.2	$105.2	$100.5	$92.8
Geographic Segment Information

(in Millions)	Year Ended December 31,
	2011	2010	2009
Revenue (by location of customer):
North America (1)	$1,188.8	$1,125.4	$1,028.2
Europe/Middle East/Africa	634.9	677.6	716.4
Latin America (1)	976.5	821.8	697.8
Asia Pacific	577.7	491.5	383.8
Total	$3,377.9	$3,116.3	$2,826.2
  ____________________

(1)
In 2011, countries with sales in excess of ten percent of consolidated revenue consisted of the U.S. and Brazil. Sales for the years ended December 2011, 2010 and 2009 for the U.S. totaled $1,109.6 million, $1,056.1 million and $967.6 million and for Brazil totaled $695.2 million, $564.7 million and $470.8 million, respectively.

(in Millions)	December 31,
	2011	2010
Long-lived assets (1):
North America (2)	$860.9	$768.7
Europe/Middle East/Africa (2)	467.2	463.2
Latin America	106.5	49.5
Asia Pacific	192.6	77.6
Total	$1,627.2	$1,359.0
   ____________________

(1)	Geographic segment long-lived assets exclude long-term deferred income taxes on the consolidated balance sheets.

(2)
The countries with long-lived assets in excess of ten percent of consolidated long-lived assets at December 31, 2011 and 2010 are the U.S. and Norway. Long lived assets at December 31, 2011 and 2010 for the U.S. totaled $819.0 million and $735.7 million and for Norway totaled $234.3 million and $223.3 million, respectively. Norway assets included goodwill of $165.7 million and $161.2 million at December 31, 2011 and 2010, respectively.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 20: Supplemental Information

The following tables presents details of prepaid and other current assets, other assets, accrued and other liabilities and other long-term liabilities as presented on the consolidated balance sheets:

Prepaid and other current assets	December 31,
(in Millions)	2011	2010
Prepaid insurance	$7.6	$8.5
Income and value added tax receivables	57.6	65.6
Environmental obligation recoveries (Note 10)	9.4	11.7
Other prepaid and current assets	98.8	89.5
Total	$173.4	$175.3

Other assets	December 31,
(in Millions)	2011	2010
Debt financing fees, net	$9.1	$3.8
Contract manufacturers expenditures	38.7	28.3
Capitalized software, net	21.8	18.5
Environmental obligation recoveries (Note 10)	48.9	40.0
Deferred compensation arrangements	20.9	22.1
Other long-term assets	59.5	57.0
Total	$198.9	$169.7

Accrued and other liabilities	December 31,
(in Millions)	2011	2010
Asset retirement obligations, current (Note 8)	$9.8	$17.0
Restructuring reserves (Note 7)	12.4	46.8
Dividend Payable (Note 15)	10.5	9.0
European Union Fine (Note 18)	—	39.8
Environmental reserves, current, net of recoveries (Note 10)	13.6	15.0
Other accrued and other liabilities	139.9	95.4
Total	$186.2	$223.0

Other long-term liabilities	December 31,
(in Millions)	2011	2010
Asset retirement obligations, long-term (Note 8)	$17.2	$17.6
Contingencies related to uncertain tax positions (Note 11)	8.1	17.3
Deferred compensation arrangements	31.8	32.2
Self insurance reserves (primarily workers' compensation)	19.7	19.6
Other long-term liabilities	40.0	21.6
Total	$116.8	$108.3

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 21: Quarterly Financial Information (Unaudited)

(in Millions, Except Share and Per Share Data)	2011				2010
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenue	$795.0	$812.2	$862.1	$908.6	$756.5	$776.8	$772.5	$810.5
Gross Profit	288.1	298.8	287.4	293.1	267.0	264.6	254.7	264.4
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, net interest income and expense and income taxes	155.0	155.6	135.6	141.1	135.9	131.4	127.1	(7.3)
Income (loss) from continuing operations (1)	105.4	121.1	97.2	90.3	86.1	88.2	86.2	(42.0)
Discontinued operations, net of income taxes	(8.0)	(8.9)	(6.3)	(8.6)	(5.7)	(19.3)	(0.3)	(8.3)
Net income (loss)	97.4	112.2	90.9	81.7	80.4	68.9	85.9	(50.3)
Less: Net income attributable to noncontrolling interests	3.4	5.0	4.1	3.8	3.0	3.2	3.0	3.2
Net income (loss) attributable to FMC stockholders	$94.0	$107.2	$86.8	$77.9	$77.4	$65.7	$82.9	$(53.5)
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$102.0	$116.1	$93.1	$86.5	$83.1	$85.0	$83.2	$(45.2)
Discontinued operations, net of income taxes	(8.0)	(8.9)	(6.3)	(8.6)	(5.7)	(19.3)	(0.3)	(8.3)
Net income (loss)	$94.0	$107.2	$86.8	$77.9	$77.4	$65.7	$82.9	$(53.5)
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.42	$1.61	$1.31	$1.23	$1.14	$1.17	$1.14	$(0.63)
Discontinued operations	(0.11)	(0.12)	(0.09)	(0.12)	(0.08)	(0.27)	—	(0.11)
Basic net income (loss) per common share (2)	$1.31	$1.49	$1.22	$1.11	$1.06	$0.90	$1.14	$(0.74)
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.41	$1.61	$1.30	$1.22	$1.14	$1.16	$1.14	$(0.63)
Discontinued operations	(0.11)	(0.12)	(0.09)	(0.12)	(0.08)	(0.26)	(0.01)	(0.11)
Diluted net income (loss) per common share (2)	$1.30	$1.49	$1.21	$1.10	$1.06	$0.90	$1.13	$(0.74)
Weighted average shares outstanding:
Basic	71.5	71.6	71.0	70.2	72.3	72.5	72.3	71.8
Diluted	72.1	72.2	71.5	70.7	73.3	73.4	73.1	71.8
 ____________________

(1)
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

We have audited the accompanying consolidated balance sheets of FMC Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, changes in equity and comprehensive income for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FMC Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 20, 2012

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.
Based on this assessment, we determined that, as of December 31, 2011, FMC has effective internal control over financial reporting.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2011, which appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FMC Corporation:
We have audited FMC Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FMC Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report titled “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, FMC Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, cash flows, changes in equity and comprehensive income for each of the years in the three-year period ended December 31, 2011, and our report dated February 20, 2012 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 20, 2012

FMC CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR YEARS ENDED DECEMBER 31, 2011, 2010 and 2009

(in Millions)	Balance, Beginning of Year	Provision /(benefit)	Write- offs (1)	Balance, End of Year
December 31, 2011
Reserve for doubtful accounts	$21.7	3.8	(4.0)	$21.5
Deferred tax valuation allowance	$76.3	16.3	—	$92.6
December 31, 2010
Reserve for doubtful accounts	$18.2	4.3	(0.8)	$21.7
Deferred tax valuation allowance	$37.1	39.2	—	$76.3
December 31, 2009
Reserve for doubtful accounts	$16.3	5.8	(3.9)	$18.2
Deferred tax valuation allowance	$55.3	(18.2)	—	$37.1
____________________

(1)	Write-offs are net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2011, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors, appearing under the caption "III. Board of Directors" in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 24, 2012 (the "Proxy Statement"), information concerning executive officers, appearing under the caption "Item 4A. Executive Officers of the Registrant" in Part I of this Form 10-K, information concerning the Audit Committee, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance-Committees and Independence of Directors-Audit Committee" in the Proxy Statement, information concerning the Code of Ethics, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance—Corporate Governance-Code of Ethics and Business Conduct Policy" in the Proxy Statement, and information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "VII. Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, is incorporated herein by reference in response to this Item 10.

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
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of FMC are authorized for issuance as of December 31, 2011. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A) (2)	Weighted- average exercise price of outstanding options and restricted stock awards (B) (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans approved by stockholders	1,836,361	$37.76	3,250,986

(1)	Taking into account all outstanding stock options included in this table, the weighted-average exercise price of such stock options is $37.76 and the weighted-average term-to-expiration is 4.79 years.

(2)	Includes 1,405,312 stock options and 379,200 restricted stock awards granted to employees and 51,849 Restricted Stock Units (RSUs) held by directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed with this Report
1. Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
2. The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years ended December 31, 2011, 2010 and 2009	99
The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.
3. Exhibits: See attached Index of Exhibits

(b)	Exhibits

Exhibit No.	Exhibit Description
(3)	Articles of Incorporation and By-Laws

*3.1	Restated Certificate of Incorporation, as filed on June 23, 1998 (Exhibit 4.1 to FMC Corporation’s Form S-3 filed on July 21, 1998)

*3.2	Restated By-Laws of FMC Corporation as of February 20, 2009 (Exhibit 10.2 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

(4)
Instruments defining the rights of security holders, including indentures. FMC Corporation undertakes to furnish to the SEC upon request, a copy of any instrument defining the rights of holders of long-term debt of FMC Corporation and its consolidated subsidiaries and for any of its unconsolidated subsidiaries for which financial statements are required to be filed.

*4.1	Indenture, dated as of November 15, 2009, by and between FMC Corporation and U.S. Bank National Association, as trustee (Exhibit 4.1 to the Current Report on Form 8-K filed on November 30, 2009).

*4.2
First Supplemental Indenture, dated as of November 30, 2009, by and between FMC Corporation and U.S. Bank National Association, as trustee (including the form of the Note) (Exhibit 4.2 to the Current Report on Form 8-K filed on November 30, 2009).

*4.3
Second Supplemental Indenture, dated as of November 17, 2011, by and between the Company and U.S. Bank National Association, as trustee (including the form of the Note) (Exhibit 4.2 to the Current Report on Form 8-K filed on November 17, 2011).

(10)	Material contracts

*10.1
Credit Agreement, dated as of August 5, 2011, among FMC Corporation and certain Foreign Subsidiaries, the Lenders and Issuing Banks Parties Thereto, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent, DNB NOR Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Sumitomo Mitsui Banking Corp., as Co-Documentation Agents, and DNB NOR Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Sumitomo Mitsui Banking Corp., BNP Paribas, HSBC Bank USA, National Association, and U.S. Bank, National Association, as Co-Senior Managing Agents (Exhibit 10.1 to FMC Corporation's Current Report on Form 8-K filed on August 8, 2008)

*10.2
Asset Purchase Agreement among FMC Corporation, Solutia Inc., Astaris LLC, Israel Chemicals Limited and ICL Performance Products Holding Inc., dated as of September 1, 2005 (Exhibit 10 to FMC Corporation’s Quarterly Report on Form 10-Q/A filed on November 8, 2005)

Exhibit No.	Exhibit Description
†*10.3
FMC Corporation Compensation Plan for Non-Employee Directors As Amended and Restated Effective February 20, 2009 (Exhibit 10.4 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.3.a	Non-Employee Director Restricted Stock Unit Award Agreement (Exhibit 10.4.a to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.3.b	Non-Employee Director Restricted Stock Unit Award Agreement (Exhibit 10.4.b to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.4
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

†*10.6	FMC Corporation Non-Qualified Savings and Investment Plan, as adopted by the Company on December 17, 2008 (Exhibit 10.7 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.7
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
Second Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust, effective as of January 1, 2004 (Exhibit 10.12b to FMC Corporation’s Annual Report on Form 10-K filed on March 14, 2005)

†*10.7.c
Third Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of February 14, 2005 (Exhibit 10.8.c to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.7.d
Fourth Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of July 1, 2005 (Exhibit 10.8.d to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.7.e
Fifth Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of April 23, 2008 (Exhibit 10.8.e to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.8	FMC Corporation Incentive Compensation and Stock Plan as amended and restated through October 1, 2011 (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 2, 2011)

†*10.8a	Employee Restricted Stock Unit Award Agreement (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on May 2, 2008)

†*10.8b
Form of Long-term Incentive Plan Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004)

†*10.8c
Form of Nonqualified Stock Option Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.2 to FMC Corporation’s Quarterly Report on Form 10-Q filed on March 31, 2006)

†*10.8d
Form of Key Manager Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.3 to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2004)

Exhibit No.	Exhibit Description
†*10.9	FMC Corporation Executive Severance Plan, as amended and restated effective as of January 1, 2009 (Exhibit 10.10 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009)

†*10.10	FMC Corporation Executive Severance Grantor Trust Agreement, dated July 31, 2001 (Exhibit 10.10.a to FMC Corporation’s Quarterly Report on Form 10-Q filed on November 7, 2001)

†10.11
Executive Severance Agreement, entered into as of January 1, 2010, by and between FMC Corporation and Pierre Brondeau. Executive Severance Agreement with Mark A. Douglas is consistent with Pierre Brondeau's agreement as filed.

†*10.12
Executive Severance Agreement, entered into as of December 31, 2008, by and between FMC Corporation and W. Kim Foster, with attached schedule. (Exhibit 10.13 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009) Executive Severance Agreements with Andrea E. Utecht, Milton Steele and D. Michael Wilson are consistent with W. Kim Foster's agreement as filed.

†*10.13
Executive Severance Agreement, entered into as of December 31, 2008, by and between FMC Corporation and Graham R. Wood, with attached schedule (Exhibit 10.14 to FMC Corporation’s Annual Report on Form 10-K filed on February 23, 2009) Executive Severance Agreement with Thomas C. Deas, Jr. is consistent with Graham R. Wood's agreement as filed.

*10.14	Joint Venture Agreement between FMC Corporation and Solutia Inc., made as of April 29, 1999 (Exhibit 2.I to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.14.a	First Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of December 29, 1999 (Exhibit 2.II to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.14.b	Second Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of February 2, 2000 (Exhibit 2.III to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.14.c	Third Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of March 31, 2000 (Exhibit 2.IV to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.14.d	Fourth Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., dated November 4, 2005 (Exhibit 10 to FMC Corporation’s Current Report on Form 8-K filed on November 9, 2005)

*10.15
Separation and Distribution Agreement by and between FMC Corporation and FMC Technologies, Inc., dated as of May 31, 2001 (Exhibit 2.1 to Form S-1/A for FMC Technologies, Inc. (Registration No. 333-55920) filed on June 6, 2001)

†*10.16	Letter Agreement dated October 23, 2009 between FMC Corporation and Pierre Brondeau (Exhibit 10.18 to FMC Corporation’s Annual Report on Form 10-K filed on February 22, 2010)

†*10.17	Transition Agreement between William G. Walter and FMC Corporation, dated June 1, 2010 (Exhibit 10.1 to FMC Corporation’s Quarterly Report on Form 10-Q filed on August 4, 2010)

†*10.18	Transition Agreement by and between Theodore Butz and FMC Corporation, dated December 22, 2010 (Exhibit 10.1 to FMC Corporation’s Current Report on Form 8-K filed on December 22, 2010)

12	Computation of Ratios of Earnings to Fixed Charges

*21	FMC Corporation List of Significant Subsidiaries (Exhibit 21 to FMC Corporation’s Annual Report on Form 10-K filed on February 22, 2011)

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

95	Mine Safety Disclosures

101	Interactive Data File
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
Date: February 20, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ W. KIM FOSTER W. Kim Foster	Executive Vice President and Chief Financial Officer	February 20, 2012

/S/ GRAHAM R. WOOD Graham R. Wood	Vice President, Controller (Principal Accounting Officer)	February 20, 2012

/S/ PIERRE R. BRONDEAU Pierre R. Brondeau	President, Chief Executive Officer and Chairman of the Board	February 20, 2012

/S/ G. PETER D’ALOIA G. Peter D’Aloia	Director	February 20, 2012

/S/ EDUARDO E. CORDEIRO Eduardo E. Cordeiro	Director	February 20, 2012

/S/ C. SCOTT GREER C. Scott Greer	Director	February 20, 2012

/S/ DIRK A. KEMPTHORNE Dirk A. Kempthorne	Director	February 20, 2012

/S/ EDWARD J. MOONEY Edward J. Mooney	Director	February 20, 2012

/S/ PAUL J. NORRIS Paul J. Norris	Director	February 20, 2012

/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 20, 2012

/S/ ENRIQUE J. SOSA Enrique J. Sosa	Director	February 20, 2012

/S/ VINCENT R. VOLPE, JR. Vincent R. Volpe, Jr.	Director	February 20, 2012

/S/ WILLIAM H. POWELL William H. Powell	Director	February 20, 2012

INDEX OF EXHIBITS FILED WITH THE
FORM 10-K OF FMC CORPORATION
FOR THE YEAR ENDED DECEMBER 31, 2011

Exhibit No.	Exhibit Description
10.11	Executive Severance Agreement, entered into as of January 1, 2010, by and between FMC Corporation and Pierre Brondeau.

12	Computation of Ratios of Earnings to Fixed Charges

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

95	Mine Safety Disclosures

101	Interactive Data File