Form 10-Q
period 2012-03-31
FMC CORP
filed 2012-05-01
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at March 31, 2012
Common Stock, par value $0.10 per share	68,567,005

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in Millions, Except Per Share Data)	Three Months Ended March 31,
	2012	2011
	(unaudited)
Revenue	$940.7	$795.0
Costs and Expenses
Costs of sales and services	593.4	506.9

Gross Margin	347.3	288.1

Selling, general and administrative expenses	129.1	105.9
Research and development expenses	28.5	22.7
Restructuring and other charges (income)	1.7	4.5
Total costs and expenses	752.7	640.0
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	188.0	155.0
Equity in (earnings) loss of affiliates	(0.1)	(0.9)
Interest expense, net	11.3	9.9
Income from continuing operations before income taxes	176.8	146.0
Provision for income taxes	44.8	40.6
Income from continuing operations	132.0	105.4
Discontinued operations, net of income taxes	(7.4)	(8.0)
Net income	124.6	97.4
Less: Net income attributable to noncontrolling interests	5.5	3.4
Net income attributable to FMC stockholders	$119.1	$94.0
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$126.5	$102.0
Discontinued operations, net of income taxes	(7.4)	(8.0)
Net income	$119.1	$94.0
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.82	$1.42
Discontinued operations	(0.11)	(0.11)
Net income	$1.71	$1.31
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.82	$1.41
Discontinued operations	(0.11)	(0.11)
Net income	$1.71	$1.30
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in Millions)	Three Months Ended March 31,
	2012	2011
	(unaudited)
Net Income	$124.6	$97.4
Other comprehensive income, net of tax:
Foreign currency translation adjustments (1)	11.2	21.7

Derivative instruments:
Unrealized hedging gains (losses) and other	0.8	6.7
Reclassification of deferred hedging (gains) losses and other, included in net income	0.4	1.2
Total derivative instruments	1.2	7.9

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits (2)	(0.9)	(0.8)
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income	7.9	5.6
Total pension and other postretirement benefits	7.0	4.8

Other comprehensive income, net of tax	19.4	34.4
Comprehensive income	$144.0	$131.8
Less: Comprehensive income attributable to the noncontrolling interest	5.6	3.8
Comprehensive income attributable to FMC stockholders	$138.4	$128.0
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates permanently.

(2)
At December 31st of each year, we remeasure our pension and postretirement plan obligations at which time we record any actuarial gains (losses) and prior service (costs) credits to other comprehensive income. The interim adjustments noted above reflect the foreign currency translation impacts from the unrealized actuarial gains (losses) and prior service (costs) credits related to our foreign pension and postretirement plans.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$70.8	$158.9
Trade receivables, net of allowance of $25.0 at March 31, 2012 and $21.5 at December 31, 2011	1,051.1	931.3
Inventories	509.9	470.3
Prepaid and other current assets	168.3	173.4
Deferred income taxes	143.2	135.5
Total current assets	1,943.3	1,869.4
Investments	31.0	28.3
Property, plant and equipment, net	1,011.8	986.8
Goodwill	230.8	225.9
Other intangibles, net	185.2	187.3
Other assets	215.6	198.9
Deferred income taxes	233.9	246.9
Total assets	$3,851.6	$3,743.5
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$22.8	$27.0
Current portion of long-term debt	13.3	19.5
Accounts payable, trade and other	376.1	458.3
Accrued and other liabilities	193.4	186.2
Accrued payroll	41.1	70.6
Accrued customer rebates	193.2	115.1
Guarantees of vendor financing	26.8	18.5
Accrued pension and other postretirement benefits, current	9.2	9.2
Income taxes	41.3	15.5
Total current liabilities	917.2	919.9
Long-term debt, less current portion	910.4	779.1
Accrued pension and other postretirement benefits, long-term	349.7	368.7
Environmental liabilities, continuing and discontinued	208.5	213.3
Reserve for discontinued operations	41.5	41.6
Other long-term liabilities	124.7	116.8
Commitments and contingent liabilities (Note 17)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2012 or 2011	—	—
Common stock, $0.10 par value, authorized 130,000,000 shares in 2012 and 2011; 92,991,896 issued shares at March 31, 2012 and December 31, 2011, respectively	9.3	9.3
Capital in excess of par value of common stock	473.1	463.8
Retained earnings	2,282.9	2,176.2
Accumulated other comprehensive income (loss)	(370.7)	(390.0)
Treasury stock, common, at cost: 24,424,891 shares at March 31, 2012 and 23,154,738 shares at December 31, 2011	(1,157.1)	(1,018.7)
Total FMC stockholders’ equity	1,237.5	1,240.6
Noncontrolling interests	62.1	63.5
Total equity	1,299.6	1,304.1
Total liabilities and equity	$3,851.6	$3,743.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Three Months Ended March 31,
	2012	2011
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income	$124.6	$97.4
Discontinued operations	7.4	8.0
Income from continuing operations	$132.0	$105.4
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	32.2	30.4
Equity in (earnings) loss of affiliates	(0.1)	(0.9)
Restructuring and other charges (income)	1.7	4.5
Deferred income taxes	13.0	35.6
Pension and other postretirement benefits	14.7	9.7
Share-based compensation	5.8	5.3
Excess tax benefits from share-based compensation	(4.7)	(4.8)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(117.3)	(113.9)
Guarantees of vendor financing	8.3	(3.3)
Inventories	(36.3)	(25.0)
Other current assets and other assets	(0.3)	(3.4)
Accounts payable	(80.8)	(44.4)
Accrued and other current liabilities and other liabilities	12.3	(11.8)
Accrued payroll	(29.4)	(29.1)
Accrued customer rebates	77.9	45.8
Income taxes	20.2	(2.8)
Accrued pension and other postretirement benefits, net	(20.5)	(20.5)
Environmental spending, continuing, net of recoveries	0.1	(2.1)
Restructuring and other spending	(4.4)	(25.4)
Cash provided (required) by operating activities	24.4	(50.7)
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(3.7)	(5.2)
Payments of other discontinued reserves	(8.3)	(3.7)
Cash provided (required) by operating activities of discontinued operations	(12.0)	(8.9)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Three Months Ended March 31,
	2012	2011
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(38.8)	$(30.4)
Proceeds from disposal of property, plant and equipment	—	0.2
Acquisitions, net of cash acquired	(21.2)	—
Investments in nonconsolidated affiliates	(3.0)	—
Other investing activities	(4.9)	(2.3)
Cash provided (required) by investing activities	(67.9)	(32.5)
Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	131.0	40.0
Increase (decrease) in short-term debt	(4.2)	(9.5)
Repayments of long-term debt	(7.0)	(7.6)
Proceeds from borrowings of long-term debt	0.1	—
Distributions to noncontrolling interests	(7.0)	(5.8)
Issuances of common stock, net	7.8	6.7
Excess tax benefits from share-based compensation	4.7	4.8
Dividends paid	(10.5)	(9.0)
Repurchases of common stock under publicly announced program	(144.9)	—
Other repurchases of common stock	(3.0)	(3.6)
Cash provided (required) by financing activities	(33.0)	16.0
Effect of exchange rate changes on cash and cash equivalents	0.4	0.6
Increase (decrease) in cash and cash equivalents	(88.1)	(75.5)
Cash and cash equivalents, beginning of period	158.9	161.5
Cash and cash equivalents, end of period	$70.8	$86.0
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $2.6 million and $5.8 million, and income taxes paid, net of refunds were $6.9 million and $5.2 million for the three months ended March 31, 2012 and 2011, respectively.
See Note 13 regarding quarterly cash dividend.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the three months ended March 31, 2012 and 2011, and our financial position as of March 31, 2012. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.
Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011 (the “2011 10-K”).
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
Accounting guidance and regulatory items adopted in 2012
Testing Goodwill for Impairment
In September 2011, the FASB issued its updated guidance for the testing of goodwill for impairment. The update allows us the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing qualitative factors it is determined that it is more likely than not the fair value of the reporting unit is less than its carrying amount, we will need to perform a more detailed goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The objective of this new approach is to simplify how entities test goodwill for impairment. We adopted this new guidance on January 1, 2012.
Fair Value Measurements
In May 2011, the FASB amended its guidance about fair value measurement and disclosure. The new guidance was issued in conjunction with a new International Financial Reporting Standards ("IFRS") fair value measurement standard aimed at updating IFRS to conform with U.S. GAAP. We adopted this guidance on January 1, 2012. The adoption of this guidance did not result in significant modifications to our fair value measurements, however it resulted in some additional disclosures which are included within Note 16 to this Form 10-Q.
Presentation of Comprehensive Income
In June 2011, the FASB issued its guidance regarding the presentation of comprehensive income which was subsequently updated in December 2011. This guidance requires us to present total comprehensive income and its components and the components of net income in either a single continuous statement or two separate but consecutive statements. This guidance

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

only impacts the location of the disclosure of comprehensive income within our consolidated financial statements and does not result in a change to the accounting treatment of comprehensive income.
This guidance is effective in two stages: the requirement to present either a single continuous statement or two separate but consecutive statements was effective for us beginning January 1, 2012; however the requirement to present the reclassification adjustments from other comprehensive income to net income on the face of the financial statements has currently been deferred by the FASB indefinitely, pending further deliberations on this requirement.
Upon adoption of the first stage of this new guidance we have decided to present comprehensive income in a separate but consecutive statement. See the Condensed Consolidated Statements of Comprehensive Income as part of our financial statements for the new presentation.

Note 3: Acquisitions

We did not complete any acquisitions in the first quarter of 2012.

During the third and fourth quarters of 2011, we completed five acquisitions.  These acquisitions and related disclosures are described in more detail in Note 3 to the consolidated financial statements included in our 2011 Form 10-K.  During the first quarter of 2012, we made $0.3 million of adjustments to the preliminary purchase price and related allocation associated with these acquisitions. These adjustments were made primarily as a result of working capital adjustments that were finalized for some of the acquisitions. See Note 4 for a reconciliation of the carrying amount of goodwill at December 31, 2011 and March 31, 2012.

The purchase price and related allocation associated with these five acquisitions is not considered final due to remaining working capital adjustments on certain acquisitions expected to occur in 2012.  This may result in additional adjustments to the preliminary purchase price and related allocation. We do not expect any additional adjustments that may occur to be material.  We will finalize the amounts recognized as we obtain the information necessary to complete the analysis, but no later than one year from the acquisition date.

Additionally, during the first quarter we paid $21.2 million of additional purchase price related to these five acquisitions.  These additional amounts were accrued for as “non-contingent consideration payable” on our December 31, 2011 condensed consolidated balance sheet and included in our purchase price allocation. The amount of this outstanding payable at March 31, 2012 was $4.7 million. There were no changes to the contingent consideration payable related to these acquisitions during this quarterly period. The amount of the contingent consideration payable was $3.5 million at both March 31, 2012 and December 31, 2011.

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2012, are presented in the table below:

(in Millions)	Agricultural Products	Specialty Chemicals	Industrial Chemicals	Total
Balance, December 31, 2011	$12.4	$197.0	$16.5	$225.9
Purchase price allocation adjustments (See Note 3)	—	0.4	(0.1)	0.3
Foreign Currency Adjustments	(0.1)	4.4	0.3	4.6
Balance, March 31, 2012	$12.3	$201.8	$16.7	$230.8

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Our intangible assets, other than goodwill, consist of the following:

	March 31, 2012			December 31, 2011
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$102.0	$(3.5)	$98.5	$102.0	$(2.2)	$99.8
Patents	0.6	(0.1)	0.5	0.6	(0.1)	0.5
Trademarks and trade names	0.2	—	0.2	0.2	—	0.2
Purchased and licensed technologies	54.6	(10.6)	44.0	54.6	(9.9)	44.7
Other intangibles	4.1	(1.1)	3.0	4.1	(1.0)	3.1
	$161.5	$(15.3)	$146.2	$161.5	$(13.2)	$148.3

Intangible assets not subject to amortization (indefinite life)
Trademarks and trade names	$36.3	$—	$36.3	$36.3	$—	$36.3
In-process research & development	2.7	—	2.7	2.7	—	2.7
	$39.0	$—	$39.0	$39.0	$—	$39.0
Total intangible assets	$200.5	$(15.3)	$185.2	$200.5	$(13.2)	$187.3
At March 31, 2012, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite life
Agricultural Products	$111.9	$35.2
Specialty Chemicals	24.1	3.2
Industrial Chemicals	10.2	0.6
Total	$146.2	$39.0

Note 5: Inventories
Inventories consisted of the following:

(in Millions)	March 31, 2012	December 31, 2011
Finished goods and work in process	$323.2	$298.6
Raw materials	186.7	171.7
Net inventory	$509.9	$470.3

Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	March 31, 2012	December 31, 2011
Property, plant and equipment	$2,911.4	$2,850.0
Accumulated depreciation	1,899.6	1,863.2
Property, plant and equipment, net	$1,011.8	$986.8

Note 7: Asset Retirement Obligations
As of March 31, 2012, the balance of our asset retirement obligations was $26.4 million compared to $27.0 million at December 31, 2011. A more complete description of our asset retirement obligations can be found in Note 8 to our 2011 consolidated financial statements in our 2011 10-K.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Three Months Ended March 31,
(in Millions)	2012	2011
Restructuring Charges and Asset Disposals	$1.1	$2.8
Other Charges (Income), Net	0.6	1.7
Total Restructuring and Other Charges	$1.7	$4.5

RESTRUCTURING CHARGES AND ASSET DISPOSALS

There were no significant restructuring charges and asset disposals that commenced during 2012. For further detail on the restructuring charges and asset disposals which commenced prior to 2012 see Note 7 to our consolidated financial statements included with our 2011 Form 10-K.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Huelva Shutdown	—	0.4	—	0.4
Other Items (4)	—	0.3	0.4	0.7
Three months ended March 31, 2012	$—	$0.7	$0.4	$1.1
Huelva Shutdown	—	0.7	—	0.7
Other Items (4)	0.4	0.1	1.6	2.1
Three months ended March 31, 2011	$0.4	$0.8	$1.6	$2.8
____________________

(1)	Represent severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Other Charges primarily represent costs associated with accrued lease payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs as well as recoveries associated with restructuring.

(3)
Primarily represent accelerated depreciation and impairment charges on plant and equipment, which were or are to be abandoned. Asset disposal charges also included the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, see Note 7.

(4)
Represents charges associated with certain other restructuring activities, which have resulted in severance and asset disposal costs. These other restructuring items are not significant enough to require individual separate disclosure.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Rollforward of Restructuring Reserves
The following table shows a rollforward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations, which are discussed in Note 7.

(in Millions)	Balance at 12/31/11 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 3/31/12 (4)
Sodium Percarbonate Phase-out	$1.1	$0.1	$(1.2)	$—	$—
Alginates Restructuring	2.8	0.1	(0.2)	—	2.7
Huelva Restructuring	7.3	0.4	(2.6)	0.2	5.3
Barcelona Facility Shutdown	0.2	—	(0.2)	—	—
Other Workforce Related and Facility Shutdowns (1)	1.0	0.1	(0.2)	—	0.9
Total	$12.4	$0.7	$(4.4)	$0.2	$8.9
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.

(2)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. The accelerated depreciation and impairment charges noted above impacted our property, plant and equipment balances and are not included in the above tables.

(3)	Primarily foreign currency translation adjustments.

(4)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.
OTHER CHARGES (INCOME), NET

	Three Months Ended March 31,
(in Millions)	2012	2011
Environmental Charges, Net	$1.0	$1.1
Other, net	(0.4)	0.6
Other Charges (Income), Net	$0.6	$1.7
Environmental Charges, Net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites, see Note 11 for additional details.

Note 9: Debt
Debt maturing within one year:
Debt maturing within one year consists of the following:

(in Millions)	March 31, 2012	December 31, 2011
Short-term debt	$22.8	$27.0
Current portion of long-term debt	13.3	19.5
Total debt maturing within one year	$36.1	$46.5
Short-term debt consisted of foreign credit lines at March 31, 2012 and December 31, 2011. We often provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Long-term debt:
Long-term debt consists of the following:

(in Millions)	March 31, 2012
	Interest Rate Percentage	Maturity Date	3/31/2012	12/31/2011
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.3-6.5%	2013-2035	$176.7	$176.7
Senior notes (less unamortized discount of $2.0 and $2.1, respectively)	3.95-5.2%	2019-2022	598.0	597.9
2011 credit agreement	3.2%	2016	131.0	—
Foreign debt	0-11.3%	2013	18.0	24.0
Total long-term debt			923.7	798.6
Less: debt maturing within one year			13.3	19.5
Total long-term debt, less current portion			$910.4	$779.1

Letters of credit outstanding under the 2011 Credit Agreement totaled $74.8 million and $75.5 million at March 31, 2012 and December 31, 2011, respectively. Therefore, available funds under this facility were $1,294.2 million and $1,424.5 million at March 31, 2012 and December 31, 2011, respectively.
Among other restrictions, the 2011 Credit Agreement contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended March 31, 2012, was 1.5 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended March 31, 2012, was 16.6 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at March 31, 2012.

Note 10: Discontinued Operations
Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued prior to 2002. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended March 31,
	2012	2011
Adjustment for workers’ compensation, product liability, and other postretirement benefits related to previously discontinued operations (net of income tax expense of $0.1 and zero for the three months ended March 31, 2012 and 2011, respectively)	$0.1	$—
Provision for environmental liabilities and legal reserves and expenses related to previously discontinued operations, net of recoveries (net of income tax benefit of $4.6 and $4.9 for the three months ended March 31, 2012 and 2011, respectively)	(7.5)	(8.0)
Discontinued operations, net of income taxes	$(7.4)	$(8.0)
Three Months Ended March 31, 2012
During the three months ended March 31, 2012, we recorded a $12.1 million ($7.5 million after-tax) charge to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $4.1 million ($2.6 million after-tax) related primarily to a provision increase for environmental operating and maintenance activities for a number of environmental sites. See a rollforward of our environmental reserves in Note 11. We also recorded increases to legal reserves and expenses in the amount of $8.0 million ($4.9 million after-tax).

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Three Months Ended March 31, 2011
During the three ended March 31, 2011, we recorded a $12.9 million ($8.0 million after-tax) charge to discontinued operations related primarily to environmental issues and legal reserves and expenses. Environmental charges of $7.3 million ($4.5 million after-tax) related primarily to a provision increase for environmental issues at our Middleport site as well as operating and maintenance activities for a number of environmental sites. We also recorded increases to legal reserves and expenses in the amount of $5.6 million ($3.5 million after-tax).

Note 11: Environmental Obligations
We have provided reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, reserves of $247.5 million and $251.2 million, excluding recoveries, have been provided at March 31, 2012 and December 31, 2011, respectively.
At March 31, 2012 and December 31, 2011, we recorded recoveries of $77.4 million and $82.6 million, respectively, representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” totaling $21.5 million and $24.3 million at March 31, 2012 and December 31, 2011, or as “Other assets” totaling $55.9 million and $58.3 million at March 31, 2012 and December 31, 2011, in the condensed consolidated balance sheets, respectively. Cash recoveries were $5.2 million in the first three months of 2012. Total cash recoveries recorded for the year ended December 31, 2011, were $12.4 million.
The long-term portion of environmental reserves, net of recoveries, totaling $208.5 million and $213.3 million at March 31, 2012 and December 31, 2011, respectively, is included in “Environmental liabilities, continuing and discontinued” on the condensed consolidated balance sheets. The short-term portion of continuing obligations is recorded as “Accrued and other liabilities” on the condensed consolidated balance sheets.
We have estimated that reasonably possible environmental loss contingencies, net of expected recoveries, may exceed amounts accrued by approximately $110 million at March 31, 2012. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter or year's results of operations in the future. However, we believe any such liability arising from potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over the next 20 years or longer.
The table below is a roll forward of our total environmental reserves, continuing and discontinued, from December 31, 2011 to March 31, 2012:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2011	$226.9

Provision	5.1
Spending, net of recoveries	(6.0)
Net change	(0.9)
Total environmental reserves, net of recoveries at March 31, 2012	$226.0
Environmental reserves, current, net of recoveries (1)	17.5
Environmental reserves, long-term continuing and discontinued, net of recoveries	208.5
Total environmental reserves, net of recoveries at March 31, 2012	$226.0
____________________

(1)	“Current” includes only those reserves related to continuing operations. These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Our net environmental provisions relate to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions  are comprised as follows:

(in Millions)	Three months ended March 31, 2012	Three months ended March 31, 2011
Continuing operations (1)	$1.0	$1.1
Discontinued operations (2)	4.1	7.3
Net environmental provision	$5.1	$8.4
____________________
(1) Recorded as a component of “Restructuring and other charges (income)” on our condensed consolidated statements of income. See Note 8.
(2) Recorded as a component of “Discontinued operations, net of income taxes" on our consolidated statements of income. See Note 10.

On our condensed consolidated balance sheets, the net environmental provisions are recorded as follows:

(in Millions)	Three months ended March 31, 2012	Three months ended March 31, 2011
Environmental reserves (1)	$5.1	$10.7
Other assets (2)	—	(2.3)
Net environmental provision	$5.1	$8.4
______________
(1)     See above roll forward of our total environmental reserves as presented on our condensed consolidated balance sheets.
(2)     Represents certain environmental recoveries.

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 10 to our 2011 consolidated financial statements in our 2011 Form 10-K.

Note 12: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were no potential common shares excluded from Diluted EPS for the three months ended March 31, 2012. There were 215,952 potential common shares excluded from Diluted EPS for the three months ended March 31, 2011.
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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31,
	2012	2011
Earnings (loss) attributable to FMC stockholders:
Income from continuing operations attributable to FMC stockholders	$126.5	$102.0
Discontinued operations, net of income taxes	(7.4)	(8.0)
Net income	$119.1	$94.0
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.6)	(0.5)
Net income allocable to common stockholders	$118.5	$93.5

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.82	$1.42
Discontinued operations	(0.11)	(0.11)
Net income	$1.71	$1.31

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$1.82	$1.41
Discontinued operations	(0.11)	(0.11)
Net income	$1.71	$1.30

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	69,168	71,477
Weighted average additional shares assuming conversion of potential common shares	569	632
Shares – diluted basis	69,737	72,109

Note 13: Equity
Refer to the table below for a reconciliation of equity, equity attributable to the parent, and equity attributable to noncontrolling interests for the three months ended March 31, 2012:

(in Millions, Except Per Share Data)	FMC’s Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$1,240.6	$63.5	$1,304.1
Net income	119.1	5.5	124.6
Stock compensation plans	13.6	—	13.6
Excess tax benefits from share-based compensation	4.7	—	4.7
Shares for benefit plan trust	0.5	—	0.5
Net pension and other benefit actuarial gains/(losses) and prior service cost credits, net of income tax expense of $4.3	7.0	—	7.0
Net hedging gains (losses) and other, net of income tax expense of $0.7	1.2	—	1.2
Foreign currency translation adjustments	11.1	0.1	11.2
Dividends ($0.18 per share)	(12.4)	—	(12.4)
Repurchases of common stock	(147.9)	—	(147.9)
Distributions to noncontrolling interests	—	(7.0)	(7.0)
Balance at March 31, 2012	$1,237.5	$62.1	$1,299.6

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Dividends and Share Repurchases
On April 19, 2012, we paid dividends totaling $12.4 million to our shareholders of record as of March 30, 2012. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of March 31, 2012. For the three months ended March 31, 2012 and March 31, 2011, we paid $10.5 million and $9.0 million in dividends, respectively.

On February 17, 2012, the Board authorized the repurchase of up to an additional $250 million of our common stock. At March 31, 2012, $244.8 million remained unused under the Board-authorized repurchase program. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the three months ended March 31, 2012, 1,536,270 shares were repurchased under the publicly announced repurchase program for $144.9 million.

See Note 19 for stock split subsequent event information.

Note 14: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income) for the three months ended March 31, 2012 and 2011:

(in Millions)	Three Months Ended March 31,
	Pensions		Other Benefits
	2012	2011	2012	2011
Components of net annual benefit cost (income):
Service cost	$5.1	$4.9	$—	$0.1
Interest cost	15.3	15.4	0.3	0.6
Expected return on plan assets	(19.2)	(20.6)	—	—
Amortization of prior service cost (gain)	0.5	0.5	—	(0.1)
Recognized net actuarial and other (gain) loss	13.2	9.2	(0.5)	(0.1)
Net periodic benefit cost from continuing operations	$14.9	$9.4	$(0.2)	$0.5
We made voluntary cash contributions to our U.S. defined benefit pension plan of $17.5 million in the three months ended March 31, 2012. We expect that our total voluntary cash contributions to the plan for 2012 will be approximately $65 million.

Note 15: Income Taxes
Provision for income taxes was $44.8 million resulting in an effective tax rate of 25.3 percent compared to expense of $40.6 million resulting in an effective tax rate of 27.8 percent for the three months ended March 31, 2012 and 2011, respectively. The decrease in the effective tax rate was primarily the result of the change in the mix of domestic income compared to income earned outside of the U.S. A larger portion of our earnings were earned by our foreign operations which have lower tax rates than the U.S.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $1,006.6 million and $866.8 million and the carrying amount is $946.5 million and $825.6 million as of March 31, 2012 and December 31, 2011, respectively.
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

Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures, including currency risk, commodity purchase exposures and interest rate risk, through a program of risk management that includes the use of derivative financial instruments. A detailed description of these risks including a discussion on the concentration of credit risk is provided in Note 17 to our consolidated financial statements on our 2011 Form 10-K.
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
As of March 31, 2012, we had open foreign currency forward contracts in AOCI in a net gain position of $1.7 million, before-tax ($0.9 million, after-tax), designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2012. At March 31, 2012, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $513.2 million.
As of March 31, 2012, we had current open commodity contracts in AOCI in a net loss position of $9.6 million, before-tax ($5.9 million after-tax), designated as cash flow hedges of underlying forecasted purchases, primarily natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2013. At March 31, 2012, we had 8.7 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $5.0 million of net losses after-tax, representing both, open foreign currency exchange contracts and open commodity contracts, $4.6 million of these losses would be realized in earnings during the twelve months ending March 31, 2013, if spot rates in the future are consistent with forward rates as of March 31, 2012. Approximately $0.4 million of net losses would be realized at various times, subsequent to March 31, 2013. The actual effect on earnings will be dependent on actual spot rates

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $187.5 million at March 31, 2012. We held 0.3 million bushels in aggregate notional volume of outstanding soybean contracts to hedge outstanding barter contracts at March 31, 2012.
The following table provides the fair value and balance sheet presentation of our derivative instruments as of March 31, 2012 and December 31, 2011.

(in Millions)		March 31, 2012	December 31, 2011
	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid and other current assets	$6.2	$8.4
Commodity contracts:
Energy contracts	Prepaid and other current assets	0.4	0.5
Total Derivative Assets		$6.6	$8.9

Foreign exchange contracts	Accrued and other liabilities	(4.2)	(10.3)
Commodity contracts:
Energy contracts	Accrued and other liabilities	(10.1)	(8.0)
Total Derivative Liabilities		$(14.3)	$(18.3)
Net Derivative Assets/(Liabilities)		$(7.7)	$(9.4)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Prepaid and other current assets	$3.7	$3.5
Total Derivative Assets		$3.7	$3.5

Foreign exchange contracts	Accrued and other liabilities	(0.1)	—
Total Derivative Liabilities		$(0.1)	$—
Net Derivative Assets/(Liabilities)		$3.6	$3.5
The information included in the above chart is also presented in our fair value table included below.
The following tables provide the impact of derivative instruments and related hedged items on the condensed consolidated statements of income for the three months ended March 31, 2012 and 2011.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Derivatives in Cash Flow Hedging Relationships

(in Millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011	2012	2011
Foreign exchange contracts	$2.2	$0.9	$1.8	$0.2	$0.2	$—
Commodity contracts:
Energy contracts	(1.4)	1.2	(2.4)	(2.2)	—	—
Other	—	—	(0.1)	—	—	—
Total	$0.8	$2.1	$(0.7)	$(2.0)	$0.2	$—
____________________

(a)	Amounts are included in “Cost of sales and services” on the condensed consolidated statements of income.

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
(in Millions)		2012	2011
Foreign Exchange contracts	Cost of Sales and Services	$3.4	$(1.2)
Commodity contracts:
Energy contracts	Cost of Sales and Services	—	(0.1)
Total		$3.4	$(1.3)

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
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011. During the periods presented there were no transfers between fair-value hierarchy levels.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions)	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities: (2)
Energy contracts	0.4	—	0.4	—
Derivatives – Foreign Exchange (2)	9.9	—	9.9	—
Other (3)	26.0	26.0	—	—
Total Assets	$36.3	$26.0	$10.3	$—

Liabilities
Derivatives – Commodities: (4)
Energy contracts	$10.1	$—	$10.1	$—
Derivatives – Foreign Exchange (4)	4.3	—	4.3	—
Acquisition (5)	3.5	—	—	3.5
Other (6)	37.5	37.5	—	—
Total Liabilities	$55.4	$37.5	$14.4	$3.5

(in Millions)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
Common Stock (1)	$0.1	$0.1	$—	$—
Derivatives – Commodities: (2)
Energy contracts	0.5	—	0.5	—
Derivatives – Foreign Exchange (2)	11.9	—	11.9	—
Other (3)	20.9	20.9	—	—
Total Assets	$33.4	$21.0	$12.4	$—

Liabilities
Derivatives – Commodities: (4)
Energy contracts	$8.0	$—	$8.0	$—
Derivatives – Foreign Exchange (4)	10.3	—	10.3	—
Acquisition (5)	3.5	—	—	3.5
Other (6)	31.8	31.8	—	—
Total Liabilities	$53.6	$31.8	$18.3	$3.5
____________________

(1)	Amounts included in “Investments” in the condensed consolidated balance sheets.

(2)	Amounts included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(3)
Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the condensed consolidated balance sheets.

(4)	Amounts included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(5)	Represents contingent consideration associated with the acquisitions during 2011. See Note 3 for more information. The changes in this Level 3 liability were not material for the periods presented.

(6)
Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the condensed consolidated

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

balance sheets.
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our condensed consolidated balance sheets during the three months ended March 31, 2012 and the year ended December 31, 2011.

(in Millions)	Three Months Ended March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Three Months Ended March 31, 2012)
Assets
Long-lived assets to be abandoned (1)	$—	$—	$—	$—	$(0.4)
Total Assets	$—	$—	$—	$—	$(0.4)
____________________

(1)
We recorded charges to write down the value of certain long-lived assets to be abandoned within our Agricultural Products segment to their salvage value of zero. The majority of these long-lived assets have a fair value of zero as they have no future use and are anticipated to be demolished. The loss noted in the above table represents the accelerated depreciation of these assets recorded during the period. These assets will operate through the second quarter of 2012 and therefore we will recognize additional accelerated depreciation of approximately $1 million during the second quarter of 2012.

(in Millions)	Year ended December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2011)
Assets
Long-lived assets to be abandoned (1)	$2.3	$—	$—	$2.3	$(16.4)
Total Assets	$2.3	$—	$—	$2.3	$(16.4)

Liabilities
Liabilities associated with exit activities (2)	5.5	—	5.5	—	(5.5)
Total Liabilities	$5.5	$—	$5.5	$—	$(5.5)
____________________

(1)
In connection with the Sodium Percarbonate phase-out, we recorded charges to write down the value of the related long-lived assets to be abandoned to their salvage value of $0.7 million. The majority of the long-lived assets have a fair value of zero as they have no future use and are anticipated to be demolished. We also recognized a $1.6 million charge to write down certain other assets to fair value in our Industrial Chemicals segment during the year ended December 31, 2011. The loss noted in the above table represents the accelerated depreciation and write-down of these assets recorded during the period.

(2)	This amount represents severance liabilities associated with the Sodium Percarbonate phase-out as further described in Note 8.

Note 17: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2012:

(in Millions)
Guarantees:
Guarantees of vendor financing	$26.8
Foreign equity method investment debt guarantees	6.2
Other debt guarantees	2.7
Total	$35.7
We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil and Mexico, for their seasonal borrowing. The total of these guarantees was $26.8 million and $18.5 million at March 31, 2012 and December 31, 2011, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”. The change in the guarantees is generally due to the seasonality of the Agricultural Products business.
In connection with our property and asset sales and divestitures, we have agreed to indemnify the buyer for certain liabilities, including environmental contamination and taxes that occurred prior to the date of sale. Our indemnification obligations with respect to these liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. As such, it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss. If triggered, we may be able to recover some of the indemnity payments from third parties. We have not recorded any specific liabilities for these guarantees.
Contingencies

Hydrogen Peroxide competition / antitrust litigation. We are subject to actions brought by private plaintiffs relating to alleged violations of European and U.S. competition and antitrust laws, as further described below.

European competition action. Multiple European purchasers of hydrogen peroxide who claim to have been harmed as a result of alleged violations of European competition law by hydrogen peroxide producers assigned their legal claims to a single entity formed by a law firm. The single entity then filed a law suit in Germany in March 2009 against European producers, including our wholly-owned Spanish subsidiary, Foret. Initial defense briefs were filed in April 2010, and an initial hearing was held during the first quarter of 2011, at which time case management issues were discussed. At a subsequent hearing in October 2011, the Court indicated that it was considering seeking guidance from the European Court of Justice (“ECJ”) as to whether the German courts have jurisdiction over these claims. After submission of written comments on this issue by the parties, on March 1, 2012, the judge announced that she would refer the jurisdictional issues to the ECJ. Such a reference to the ECJ normally takes 12-18 months for completion. Since the case is in the preliminary stages and is based on a novel procedure - namely the attempt to create a cross-border “class action” which is not a recognized proceeding under EU or German law - we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend this matter.

Canadian antitrust actions. In 2005 after public disclosures of the U.S. federal grand jury investigation into the hydrogen peroxide industry (which resulted in no charges brought against us) and the filing of various class actions in U.S. federal and state courts, which have all been settled, putative class actions against us and five other major hydrogen peroxide producers were filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. The other five defendants have settled these claims for a total of approximately $20.6 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide from 1994 to 2005. Our motion for leave to appeal the class certification decision was denied in June 2010. Since then, the case has been largely dormant. In early 2012 the parties began a more detailed dialogue on discovery and at a hearing on April 5, 2012, they requested the judge to issue more specific guidance on document production. Since the proceedings are in the preliminary stages with respect to the merits, we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend these matters.

Asbestos claims. Like hundreds of other industrial companies, we have been named as one of many defendants in asbestos-related personal injury litigation. Most of these cases allege personal injury or death resulting from exposure to asbestos in premises of FMC or to asbestos-containing components installed in machinery or equipment manufactured or sold by

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

businesses classified as discontinued operations. We intend to continue managing these cases in accordance with our historical experience. We have established a reserve for this litigation within our discontinued operations and are unable to develop a reasonable estimate of any exposure of a loss in excess of the established reserve. Our experience has been that the overall trends in terms of the rate of filing of asbestos-related claims with respect to all potential defendants has changed over time, and that filing rates as to us in particular have varied significantly over the last several years. We are a peripheral defendant - that is, we have never manufactured asbestos or asbestos-containing components. As a result, claim filing rates against us have yet to form a predictable pattern, and we are unable to project a reasonably accurate future filing rate and thus, we are presently unable to reasonably estimate our asbestos liability with respect to claims that may be filed in the future.

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

Other contingent liabilities. In addition to the matters disclosed above, we have certain other contingent liabilities arising from litigation, claims, products we have sold, guarantees or warranties we have made, contracts we have entered into, indemnities we have provided, and other commitments incident to the ordinary course of business. Some of these contingencies are known - for example, pending product liability litigation or claims - but are so preliminary that the merits cannot be determined, or if more advanced, are not deemed material based on current knowledge; and some are unknown - for example, claims with respect to which we have no notice or claims which may arise in the future, resulting from products we have sold, guarantees or warranties we have made, or indemnities we have provided. Therefore, we are unable to develop a reasonable estimate of our potential exposure of loss for these contingencies, either individually or in the aggregate, at this time.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 18: Segment Information

(in Millions)	Three Months Ended March 31,
	2012	2011
Revenue
Agricultural Products	$454.2	$343.6
Specialty Chemicals	215.9	210.1
Industrial Chemicals	272.6	242.5
Eliminations	(2.0)	(1.2)
Total	$940.7	$795.0
Income (loss) from continuing operations before income taxes
Agricultural Products	$129.7	$100.5
Specialty Chemicals	44.3	44.9
Industrial Chemicals	48.1	40.3
Eliminations	0.1	(0.1)
Segment operating profit	222.2	185.6
Corporate	(14.2)	(16.8)
Other income (expense), net (1)	(11.2)	(7.3)
Operating profit before the items listed below (2)	196.8	161.5
Interest expense, net	(11.3)	(9.9)
Restructuring and other income (charges) (3)	(1.7)	(4.5)
Non-operating pension and postretirement (charges) income (4)	(9.1)	(4.5)
Acquisition-related charges (5)	(3.4)	—
Provision for income taxes	(44.8)	(40.6)
Discontinued operations, net of income taxes	(7.4)	(8.0)
Net income (loss) attributable to FMC stockholders	$119.1	$94.0
_________________________________________

(1)
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

(2)
Results for all segments including corporate expense and other income (expense) are net of noncontrolling interests of $5.5 million in the three months ended March 31, 2012, and $3.4 million in the three months ended March 31, 2011. The majority of the noncontrolling interests pertain to our Industrial Chemicals segment.

(3)
See Note 8 for details of restructuring and other charges (income). Amounts for the three months ended March 31, 2012, relate to Agricultural Products ($0.4 million), Specialty Chemicals ($0.2 million-gain), Industrial Chemicals ($0.9 million) and Corporate ($0.6 million). Amounts for the three months ended March 31, 2011, relate to Specialty Chemicals ($1.5 million), Industrial Chemicals ($1.9 million) and Corporate ($1.1 million).

(4)
Our non-operating pension and postretirement costs are defined as those costs related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We exclude these non-operating pension and postretirement costs as we believe that removing them provides a better understanding of the underlying profitability of our businesses, provides increased transparency and clarity in the performance of our retirement plans and enhances period-over-period comparability. We continue to include the service cost and amortization of prior service cost in our operating segments noted above. We believe these elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees.

(5)
These charges were related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting. The charges for three months ended March 31, 2012 relate to a number of acquisitions completed in 2011, further described in Note 3. On the condensed consolidated statements of income, the charges presented are included in “Costs of sales and services”. No such charges occurred for the period ended March 31, 2011.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 19: Subsequent Event

On April 24, 2012, the Board of Directors declared a two-for-one split of FMC's common stock. The Board's action followed the approval by FMC stockholders of an amendment to FMC's certificate of incorporation to increase the number of authorized shares. The stock split will be effected in the form of a distribution payable on May 24, 2012 to shareholders of record of its common stock as of the close of business on May 11, 2012. Each shareholder will receive one share of common stock for every share held. Trading will begin on a post-split adjusted basis on May 25, 2012. Our historical share data will be retroactively adjusted upon the completion of the stock split. Earnings per share information is provided below on an estimated post-stock split pro forma, unaudited basis:

Estimated Post-Stock Split Pro Forma
(unaudited)	Three Months Ended March 31,
	2012	2011
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.91	$0.71
Discontinued operations	(0.05)	(0.05)
Net income	$0.86	$0.66

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.91	$0.70
Discontinued operations	(0.05)	(0.05)
Net income	$0.86	$0.65

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	138,336	142,954
Weighted average additional shares assuming conversion of potential common shares	1,138	1,264
Shares – diluted basis	139,474	144,218

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.
Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, “expects”, “should”, “could”, “may”, “will continue to”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section “Forward-Looking Statements” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”) and to similar disclaimers in all other reports and forms filed with the Securities and Exchange Commission (“SEC”). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
We further caution that the list of risk factors in Item 1A in Part I of the 2011 10-K may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2011 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Application of Critical Accounting Policies” section in our 2011 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.

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

OVERVIEW

We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Our Agricultural Products segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides, and fungicides – with particular strength in insecticides and herbicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as pest control in non-agricultural markets. Specialty Chemicals consists of our BioPolymer and lithium businesses. This segment focuses on food ingredients that are used to enhance texture, color, structure and physical stability, pharmaceutical additives for binding, encapsulation and disintegrant applications, ultrapure biopolymers for medical devices and lithium for energy storage specialty polymers and pharmaceutical synthesis. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens, zeolites and silicates. This segment serves a diverse group of markets, from economically-sensitive industrial sectors to technology-intensive specialty markets. The products in this segment are sought by customers for their critical reactivity or specific functionality in markets such as glass, detergents, chemicals and pulp and paper.
2012 Highlights

Our businesses continue to experience positive results primarily from higher volumes and higher pricing. Results for the three months ended March 31, 2012, reflect increases in both consolidated revenues and earnings driven by solid performance.

The following are the more significant developments in our businesses during the three months ended March 31, 2012:

•
Revenue of $940.7 million for the three months ended March 31, 2012 increased $145.7 million or 18 percent versus the same period last year.  Revenue increased in all businesses and in all regions. A more detailed review of revenues by segment are discussed further on under the section titled "Results of Operations". On a regional basis, sales in Europe, Middle East and Africa increased 8 percent, sales in Asia were up 14 percent, sales in Latin America grew 38 percent and sales in North America were up 14 percent.

•
Our gross margin of $347.3 million increased by $59.2 million or approximately 21 percent versus last year's first quarter. Gross margin percent of 37 percent increased approximately one basis point over last year, primarily driven by higher selling prices experienced in most product lines.

•
Selling, general and administrative expenses, excluding non-operating pension and postretirement charges, of $120.0 million increased approximately $18.6 million or 18 percent, largely due to increased spending on targeted growth initiatives and to meet the growth in our business. The majority of these increases were experienced in our Agricultural Products segment.

•
Research and Development expenses of $28.5 million increased approximately $5.8 million or 26 percent, largely due to increased spending in Agricultural Products associated with various innovation projects.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $135.4 million increased approximately $27.8 million or 26 percent primarily due to higher operating results in Agricultural Products and Industrial Chemicals. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended March 31,
	2012	2011
Revenue
Agricultural Products	$454.2	$343.6
Specialty Chemicals	215.9	210.1
Industrial Chemicals	272.6	242.5
Eliminations	(2.0)	(1.2)
Total	$940.7	$795.0
Income (loss) from continuing operations before income taxes
Agricultural Products	$129.7	$100.5
Specialty Chemicals	44.3	44.9
Industrial Chemicals	48.1	40.3
Eliminations	0.1	(0.1)
Segment operating profit	222.2	185.6
Corporate	(14.2)	(16.8)
Other income (expense), net (1)	(11.2)	(7.3)
Operating profit before the items listed below (2)	196.8	161.5

Interest expense, net	(11.3)	(9.9)
Corporate special income (charges):
Restructuring and other (charges) income	(1.7)	(4.5)
Non-operating pension and postretirement charges (3)	(9.1)	(4.5)
Acquisitions-related charges	(3.4)	—
Provision for income taxes	(44.8)	(40.6)
Discontinued operations, net of income taxes	(7.4)	(8.0)
Net income attributable to FMC stockholders	$119.1	$94.0
____________________

(1)
Other income (expense), net is comprised primarily of last-in first-out (“LIFO”) inventory adjustments and certain employee benefits, including incentive compensation. Our business segments account for their inventory utilizing a first-in first-out ("FIFO") basis of accounting. The LIFO inventory adjustments are not allocated to the business segments and therefore are recorded to "Other income (expense), net".

(2)
Results for all segments including corporate expense and other income (expense) are net of noncontrolling interests of $5.5 million and $3.4 million for the three months ended March 31, 2012 and March 31, 2011, respectively. The majority of these noncontrolling interests pertain to our Industrial Chemicals segment.

(3)
Our non-operating pension and postretirement costs are defined as those costs related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We exclude these non-operating pension and postretirement costs as we believe that removing them provides a better understanding of the underlying profitability of our businesses, provides increased transparency and clarity in the performance of our retirement plans and enhances period-over-period comparability. We continue to include the service cost and amortization of prior service cost in our operating segments noted above. We believe these elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees.

The following chart, which is provided to assist the readers of our financial statements, depicts certain after-tax charges (gains). These items are excluded in the measures we use to evaluate business performance and determine certain performance-based compensation. These after-tax items are discussed in detail within the “Other results of operations” section that follows. Additionally, the chart below discloses our Non-GAAP financial measure “Adjusted after-tax earnings from continuing operations attributable to FMC stockholders” reconciled from the GAAP financial measure “Net income attributable to FMC stockholders”. We believe that this measure provides useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges, non-operating pension and postretirement charges, acquisition related charges and certain tax adjustments from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP.

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended March 31,
	2012	2011
Net income attributable to FMC stockholders (GAAP)	$119.1	$94.0
Corporate special charges (income), pre-tax	14.2	9.0
Income tax expense (benefit) on Corporate special charges (income)	(5.3)	(3.1)
Corporate special charges (income), net of income taxes	8.9	5.9
Discontinued operations, net of income taxes	7.4	8.0
Tax adjustments	—	(0.3)
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$135.4	$107.6
Three months ended March 31, 2012 compared to three months ended March 31, 2011
In the discussion below, please refer to our chart titled "Segment Results Reconciliation" within the Results of Operations section. All comparisons are between the periods unless otherwise noted.
Segment Results
For management purposes, segment operating profit is defined as segment revenue less operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses and research and development expenses). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (income), non-operating pension and postretirement charges, investment gains and losses, loss on extinguishment of debt, asset impairments, Last-in, First-out ("LIFO") inventory adjustments, acquisition-related charges, and other income and expense items.
Information about how some of these items relate to our businesses at the segment level is discussed in Note 18 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2011 consolidated financial statements in our 2011 10-K.
Agricultural Products

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2012	2011	$	%
Revenue	$454.2	$343.6	$110.6	32%
Operating Profit	129.7	100.5	29.2	29
Revenue of $454.2 million increased approximately 32 percent versus the prior year quarter as sales gains were achieved in all regions. Revenue for the three months ended March 31, 2012 included approximately $16 million associated with acquisitions closed in the second half of 2011.
Sales in North America improved 30 percent to $153.1 million reflecting strong demand for pre-emergent herbicides, growth from new or recently introduced products and an early start to the 2012 season due to favorable weather conditions and high crop prices. Latin America revenue of $193.0 million increased 44 percent reflecting a strong finish to the crop season in Brazil driven by key crops such as sugarcane and cotton and sales from our new market access joint venture, Ruralco, in Argentina. Revenue in Asia of $72.2 million increased 18 percent as a result of growth in newly-launched and acquired products, market access initiatives and favorable market conditions in most key countries including China, Indonesia and Pakistan. Sales in Europe, Middle East and Africa (EMEA) of $35.9 million increased 16 percent due to higher herbicide and fungicide volumes.
Agricultural Products' operating profit of $129.7 million increased approximately 29 percent compared to the year-ago quarter, reflecting the broad-based sales growth partially offset by a 32 percent or $16 million increase in selling, general and administrative costs mainly for focused growth initiatives and to support growth in the business. In addition, segment earnings were also unfavorably impacted by higher research and development costs of 32 percent or $6.0 million due to higher spending associated with various innovation projects.
In 2012, we expect full-year revenue growth of approximately 10-15 percent reflecting increased volumes in all regions, particularly in Latin America, North America and Asia, due to anticipated strong market conditions and growth from new and acquired products. We expect full-year segment operating profit growth of approximately 10-15 percent driven by the sales gains partially offset by higher spending on targeted growth initiatives.
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
Specialty Chemicals

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2012	2011	$	%
Revenue	$215.9	$210.1	$5.8	3%
Operating Profit	44.3	44.9	(0.6)	(1)
Revenue in Specialty Chemicals was $215.9 million, an increase of approximately three percent versus the prior-year quarter. The increase was driven primarily by higher selling prices across the segment, particularly in food, pharmaceuticals and lithium primaries markets.
BioPolymer revenue of $164.6 million increased approximately three percent from the prior-year quarter. This increase was due to favorable pricing which impacted sales by nine percent partially offset by decreased volumes and unfavorable currency impacts which decreased sales by five percent and one percent, respectively. Higher selling prices were experienced across the business, while reduced volumes were experienced in alginates sales in Europe and timing of sales in Asia. Partially offsetting the volume decline was volume growth in pharmaceutical binders in India and Europe. Higher selling prices were especially strong in pharmaceutical binders and we also benefited from higher selling prices in food ingredients.

Lithium revenue of $51.3 million increased approximately two percent compared to the prior year. This increase was due to higher pricing which impacted sales by seven percent partially offset by decreased volumes and unfavorable currency impacts which decreased sales by four percent and one percent, respectively. Lithium sales growth was led by higher selling prices in lithium primaries. The energy storage market continues to be the highest growth market, supplemented by steady growth in butyl-lithium serving the polymer and pharmaceutical synthesis markets. Lithium continues to be impacted by tightening of supply which has impacted volumes. Lower volumes also resulted from production downtime associated with our capacity expansion in Argentina.
Segment operating profit of $44.3 million decreased slightly by one percent versus the year ago quarter. Favorable commercial performance in BioPolymer was more than offset by higher raw material in Biopolymer and higher manufacturing costs and weather-related operating impacts at our Argentina lithium facility. The higher manufacturing costs in the segment were associated with capacity expansions in both lithium and BioPolymer as we position both businesses for enhanced growth. Selling, general and administrative expenses also increased by 19 percent or $3.6 million to support growth initiatives.
In 2012, we expect full-year revenue growth of approximately five percent driven by higher selling prices across the segment and volume growth in BioPolymer and lithium primaries. Full-year segment operating profit growth is expected to be approximately five percent reflecting sales gains partially offset by higher weather-related and capacity expansion costs in the first half of the year in lithium, higher raw material costs and higher spending on targeted growth initiatives in BioPolymer.
Industrial Chemicals

(in Millions)	Three Months Ended March 31,		Increase/(Decrease)
	2012	2011	$	%
Revenue	$272.6	$242.5	$30.1	12%
Operating Profit	48.1	40.3	7.8	19
Revenue in Industrial Chemicals was $272.6 million, an increase of approximately 12 percent versus the prior-year quarter. Revenue increased due to higher pricing across the segment of six percent, higher volumes of four percent, and impact of acquisitions of two percent.
Alkali revenues of $186.7 million were up 16 percent due to higher pricing particularly in the export market and higher volumes. Volume growth was partially related to full production at our Granger facility which came on line in the middle of last year. Export demand continues to be robust, especially in Asia and Latin America.
The segment also experienced increased pricing in our Peroxygens division, where quarter revenues increased by 10 percent to $76.2 million. The increased pricing was primarily in our hydrogen peroxide and specialty peroxygens product lines.
Revenues of $9.7 million decreased slightly from $12.7 million year over year in Zeolites and Silicates.
Segment operating profit of $48.1 million increased approximately 19 percent versus the year ago quarter primarily as a result of the higher pricing and volumes experienced in Alkali and Peroxygens. Partially offsetting the favorable pricing were higher royalty and energy costs associated with our mining operations near Green River, Wyoming.
In 2012, we expect full-year revenue to be up approximately 10 percent due to higher selling prices and volume gains in soda ash and specialty peroxygens. We expect full-year operating profit growth of approximately 20 percent, driven by higher sales and continued mix shift toward specialty peroxygens.
Venezuela Investment
Recent events in Venezuela, such as hyperinflation, devaluation of currency, government price controls, parallel exchange rates, and political issues have created significant risks and uncertainties for the Venezuelan subsidiaries of multinational corporations. We hold a noncontrolling investment in a Venezuelan phosphate business, Tripoliven C.A. The value of this investment on our consolidated balance sheet at March 31, 2012 is approximately $9 million. While there has been a lag between the declaration and payment to us of dividends from Tripoliven, we did receive dividends from Tripoliven during 2010. We do not believe there is any impairment of Tripoliven at March 31, 2012, as Tripoliven continues to operate as a profitable business and we expect in the future to recover at least the value of our investment. If our investment in Tripoliven were to be impaired, it would have an immaterial impact on our liquidity and consolidated financial position, but the impairment charge would have a one-time effect on our results of operations in the period in which it would be recorded.

Other Results of Operations
Corporate expenses
Corporate expenses of $14.2 million in the first quarter of 2012 decreased $2.6 million from $16.8 million. The decrease is primarily driven by consulting expenses of $2.3 million incurred during the first quarter of 2011 as a result of our global procurement initiative, aimed at reducing the costs of goods and services purchased on a world-wide basis, which did not occur during the three months ended March 31, 2012. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.
Other income (expense), net
Other expense increased to $11.2 million in the first quarter of 2012 from $7.3 million in the same period of 2011. The first quarter of 2012 was impacted by a charge related to an increase in our LIFO inventory reserve of $3.9 million which for the three months ended March 31, 2011 was $1.4 million. Other income (expense), net is included as a component of the line item “Costs of sales and services” on our condensed consolidated statements of income.
Interest expense, net
Interest expense, net for the first quarter of 2012 was $11.3 million as compared to the first quarter of 2011 of $9.9 million. The increase was primarily due to higher debt levels primarily associated with the issuance of our 3.95% senior notes during the 4th quarter of 2011. The interest expense on these notes was $3.0 million in the first quarter of 2012.
Corporate special income (charges)
Restructuring and other charges (income)
These charges totaled $1.7 million in the first quarter of 2012 compared to $4.5 million in the first quarter of 2011. Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income). Please see the table and further discussion regarding our restructuring and other charges (income) in Note 8 to our condensed consolidated financial statements included in this Form 10-Q. Restructuring and asset disposal charges in 2012 of $1.1 million were primarily associated with continuing charges related to facility restructurings and shutdowns which were announced in years prior to 2012. Other charges (income) net in 2012 of $0.6 million was primarily associated with charges for environmental remediation at operating sites.
Restructuring and asset disposal charges of $2.8 million in 2011 were primarily associated with continuing charges related to facility restructuring and shutdowns which were announced in years prior to 2011. Other charges (income) net in 2011 of $1.7 million was primarily associated with charges of $1.1 million for environmental remediation at operating sites.
The activity of the restructuring charges listed above are also included within Note 8 to our condensed consolidated financial statements included in this Form 10-Q. We believe the restructuring plans implemented are on schedule and the benefits and savings either have been or will be achieved.

Non-operating pension and postretirement charges
The charge for the three months ended March 31, 2012 was $9.1 million compared to $4.5 million for the three months ended March 31, 2011. The increase in charges is primarily the result of higher amortization impacts of actuarial losses of $4.0 million. These expenses are included as a component of the line item "Selling, general and administrative expenses" on our condensed consolidated statements of income.

Acquisition-related charges
The charge for the three months ended March 31, 2012 of $3.4 million, related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting associated with the acquisitions completed in 2011. On the condensed consolidated statements of income, these charges are included in “Costs of sales and services”. No such charges occurred for the three months ended March 31, 2011. See Note 3 to our condensed consolidated financial statements included in this Form 10-Q for more information on our acquisitions.

Provision for income taxes
Provision for income taxes was $44.8 million for the first quarter of 2012 compared to a provision of $40.6 million for the prior year period resulting in effective tax rates of 25.3 percent and 27.8 percent, respectively. The decrease in the effective tax rate was primarily the result of the change in the mix of domestic income compared to income earned outside of the U.S. A larger portion of our earnings were earned by our operations in Hong Kong and Ireland which have substantially lower tax rates than the U.S. These foreign operations serve our global businesses and we anticipate that they will continue to be a substantial source of earnings for FMC.
Discontinued operations, net of income taxes
Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued prior to 2002. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.
Discontinued operations, net of income taxes totaled a charge of $7.4 million for the three months ended March 31, 2012, compared to a charge of $8.0 million for the three months ended March 31, 2011. The charges for the three months ended March 31, 2012 and 2011, was primarily related to charges for legal reserves and expenses related to discontinued operations and an increase in our reserves for operating and maintenance activities for a number of environmental sites. The charges for the three months ended March 31, 2011, was also impacted by a $2.9 million increase to our reserves associated with our Middleport site.
Net income attributable to FMC stockholders
Net income attributable to FMC stockholders increased to $119.1 million for the three months ended March 31, 2012, from $94.0 million for the three months ended March 31, 2011. The increase was primarily due to higher operating profits in Agricultural Products and Industrial Chemicals, decreased restructuring and other charges and a lower effective tax rate as stated above. These items were partially offset by the increase in interest expense, non-operating pension and postretirement charges and acquisition related charges.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at March 31, 2012 and December 31, 2011, were $70.8 million and $158.9 million, respectively. Of the cash and cash equivalents balance at March 31, 2012, $61.2 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings. In the event that funds from our foreign subsidiaries are repatriated to the U.S., we would be required to accrue and pay U.S. taxes on those amounts.
At March 31, 2012, we had total debt of $946.5 million as compared to $825.6 million at December 31, 2011. The increase was associated with higher borrowings under our committed credit facility to support working capital requirements. Total debt included $910.4 million and $779.1 million of long-term debt (excluding current portions of $13.3 million and $19.5 million) at March 31, 2012 and December 31, 2011, respectively. Short-term debt, which consists solely of foreign borrowings, decreased from $27.0 million at December 31, 2011 to $22.8 million at March 31, 2012.

Statement of Cash Flows
Cash provided (required) by operating activities was $24.4 million and $(50.7) million for the first three months of 2012 and 2011, respectively.
The table below presents the components of net cash provided (required) by operating activities.

	Three months ended March 31,
	2012	2011
Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$188.0	$155.0
Significant non-cash expenses (1)	53.1	47.0
Operating income before non-cash expenses (Non-GAAP)	241.1	202.0

Change in trade receivables (2)	(117.3)	(113.9)
Change in inventories (3)	(36.3)	(25.0)
Change in accounts payable (4)	(80.8)	(44.4)
Change in accrued rebates (5)	77.9	45.8
Change in all other operating assets and liabilities (6)	(21.2)	(51.4)
Restructuring and other spending (7)	(4.4)	(25.4)
Environmental spending, continuing, net of recoveries (8)	0.1	(2.1)
Pension and other postretirement benefit contributions (9)	(20.5)	(20.5)
Cash basis operating income (Non-GAAP)	38.6	(34.9)

Interest payments	(2.6)	(5.8)
Tax payments	(6.9)	(5.2)
Excess tax benefits from share-based compensation	(4.7)	(4.8)

Cash provided by operating activities	$24.4	$(50.7)
____________________

(1)	Represents the sum of depreciation, amortization, non-cash asset write downs, share-based compensation, and pension charges.

(2)
Overall, the use of cash for trade receivables in each period is primarily due to revenue increases, particularly for Agricultural Products sales in Brazil where terms are significantly longer than the rest of our businesses. Receivable collections improved in 2012 in relation to the increase in 2012 revenue.

(3)
The change in inventory from 2011 to 2012 resulted in a use of cash primarily due to an inventory build to fulfill projected 2012 demand in Agricultural Products, particularly in North America and Latin America and in Specialty Chemicals' BioPolymer division.

(4)	The increased cash outflow in 2012 was driven by the inventory build at the end of 2011 to satisfy projected demand, which was paid during the first quarter 2012.

(5)
These rebates are associated with our Agricultural Products segment and are primarily in North America and Brazil and generally settle in the fourth quarter of each year. The increase from 2011 to 2012 is primarily associated with the increased sales for Agricultural Products in North America.

(6)	Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities.

(7)
See Note 8 in our condensed consolidated financial statements included in this Form 10-Q for further details. The higher payments in 2011 was primarily associated with the exit of the phosphate business at our Huelva, Spain facility at the end of 2010.

(8)
Included in our income for both periods presented are environmental charges of $1.0 million and $1.1 million, respectively, for environmental and remediation at our operating sites, which will be spent in years beyond first quarter 2012. The amounts in this row represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(9)	Amounts include voluntary contributions to our U.S. defined benefit plan of $17.5 million and $18.0 million, respectively.
Cash required by operating activities of discontinued operations was $12.0 million and $8.9 million for the three months ended March 31, 2012 and 2011, respectively.
This change was primarily due to increased legal spending related to discontinued operations in the three months ended March 31, 2012, compared to the prior year period.
Cash required by investing activities was $67.9 million and $32.5 million for the three ended March 31, 2012 and 2011, respectively.
The increase in spending during the three months ended March 31, 2012, as compared to the same period in 2011 was primarily due to the payment of non-contingent consideration associated with acquisitions completed in 2011 and increased capital expenditures associated with capacity expansions. See Note 3 to our condensed consolidated financial statements within this Form 10-Q for more detail on acquisitions.
Cash required by financing activities was $33.0 million as compared to an addition of cash of $16.0 million for the three months ended March 31, 2012 and 2011, respectively.
This increase is primarily due to higher repurchases of common stock partially offset by an increase in our borrowings under our committed credit facility.
Other potential liquidity needs
Our cash needs for 2012 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset returement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our committed revolving credit facility.
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
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we have made voluntary contributions through March 31, 2012 of $17.5 million and intend to contribute a total of approximately $65 million in 2012. These contributions are in excess of the minimum requirements. We made voluntary contributions of $55.0 million in 2011. We do not believe that that these projected contributions will have a significant negative impact on our current and future liquidity needs. However, any volatility of interest rates or negative equity returns may require greater contributions to the U.S. Plan in the future.
On April 19, 2012, we paid dividends totaling $12.4 million to our shareholders of record as of March 30, 2012. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of March 31, 2012. For the three months ended March 31, 2012 and 2011, we paid $10.5 million and $9.0 million, respectively.

On February 17, 2012, the Board authorized the repurchase of up to an additional $250 million of our common stock. At March 31, 2012, $244.8 million remained unused under the Board-authorized repurchase program. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the three months ended March 31, 2012, 1,536,270 shares were repurchased under the publicly announced repurchase program for $144.9 million.
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
Climate Change
A detailed discussion on climate change can be found in Part II, Item 7 of our 2011 consolidated financial statements on our 2011 10-K. There have been no material changes to climate change from the information reported therein.
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
At March 31, 2012, our net financial instrument position was a net liability of $4.1 million compared to a net liability of $5.9 million at December 31, 2011. The change in the net financial instrument position was primarily due to lower unrealized losses in our commodity and foreign exchange portfolios.
Commodity Price Risk
Energy costs are approximately nine percent of our cost of sales and services and are diversified among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2012 and December 31, 2011, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease in the net liability position of $3.2 million at March 31, 2012, compared to a $2.5 million decrease of the net liability position at December 31, 2011. A 10 percent decrease in energy market prices would result in an increase of $3.2 million in the net liability position at March 31, 2012, compared to an increase of $2.5 million of the net liability position at December 31, 2011.
Our Agricultural Products segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of March 31, 2012 and December 31, 2011 our net financial instrument position was immaterial.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2012 and December 31, 2011, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in a decrease of $1.3 million in the net asset position at March 31, 2012, compared to an increase of $2.4 million in the net asset position at December 31, 2011. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in an increase of $1.2 million in the net asset position at March 31, 2012, compared to a decrease of $2.1 million in the net asset position at December 31, 2011. As a result at December 31, 2011 the net asset position would have become a net liability position.
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2012 and December 31, 2011, we had no interest rate swap agreements.
Our debt portfolio, at March 31, 2012, is composed of 83 percent fixed-rate debt and 17 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2011 credit agreement, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at March 31, 2012, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $0.4 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $0.4 million for the three months ended March 31, 2012.

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
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2012, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of March 31, 2012, the related condensed consolidated statements of income for the three-month periods ended March 31, 2012 and 2011, the related condensed consolidated statements of comprehensive income for the three-month periods ended March 31, 2012 and 2011 and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Corporation and subsidiaries as of December 31, 2011, and the related consolidated statements of income, cash flows, changes in equity and comprehensive income for the year then ended (not presented herein); and in our report dated February 20, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Philadelphia, Pennsylvania
May 1, 2012

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There have been no other material developments in the other legal proceedings disclosed in Part I, Item 3 of our 2011 Form 10-K.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A "Risk Factors" of our 2011 Form 10-K. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 1-31, 2012	600,071	$90.37	600,000	$54,221,583	$85,537,009
February 1-29, 2012	575,215	$95.38	541,700	51,624,167	$283,912,842
March 1-31, 2012	394,570	$99.10	394,570	$39,101,529	$244,811,313
Total Q1 2012	1,569,856	$94.40	1,536,270	$144,947,279	$244,811,313
Total	1,569,856	$94.40	1,536,270	$144,947,279	$244,811,313

On February 17, 2012, the Board authorized the repurchase of up to an additional $250 million of our common stock. At March 31, 2012, $244.8 million remained unused under the Board-authorized repurchase program. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the three months ended March 31, 2012, 1,536,270 shares were repurchased under the publicly announced repurchase program for $144.9 million.

ITEM 4.    MINE SAFETY DISCLOSURES
Information regarding mine safety and other regulatory actions at our mine in Green River, Wyoming is included in Exhibit 95 to this Form 10-Q.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

3.1	Restated Certificate of Incorporation of FMC Corporation (as amended through April 24, 2012)

12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

95	Mine Safety Disclosures

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

By:	/S/ W. KIM FOSTER
W. Kim Foster Executive Vice President and Chief Financial Officer
Date: May 1, 2012

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED MARCH 31, 2012

Exhibit No.	Exhibit Description
3.1	Restated Certificate of Incorporation of FMC Corporation (as amended through April 24, 2012)

12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

95	Mine Safety Disclosures

101	Interactive Data File