Form 10-Q
period 2012-06-30
FMC CORP
filed 2012-08-01
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at June 30, 2012
Common Stock, par value $0.10 per share	137,317,914

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in Millions, Except Per Share Data)	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenue	$905.2	$812.2	$1,845.9	$1,607.2
Costs and Expenses
Costs of sales and services	567.4	513.4	1,160.8	1,020.3

Gross margin	337.8	298.8	685.1	586.9

Selling, general and administrative expenses	128.3	108.9	257.4	214.8
Research and development expenses	28.4	25.0	56.9	47.7
Restructuring and other charges (income)	5.6	9.3	7.3	13.8
Total costs and expenses	729.7	656.6	1,482.4	1,296.6
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	175.5	155.6	363.5	310.6
Equity in (earnings) loss of affiliates	0.3	(1.7)	0.2	(2.6)
Interest expense, net	11.5	10.5	22.8	20.4
Income from continuing operations before income taxes	163.7	146.8	340.5	292.8
Provision for income taxes	45.3	25.7	90.1	66.3
Income from continuing operations	118.4	121.1	250.4	226.5
Discontinued operations, net of income taxes	(8.1)	(8.9)	(15.5)	(16.9)
Net income	110.3	112.2	234.9	209.6
Less: Net income attributable to noncontrolling interests	5.4	5.0	10.9	8.4
Net income attributable to FMC stockholders	$104.9	$107.2	$224.0	$201.2
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$113.0	$116.1	$239.5	$218.1
Discontinued operations, net of income taxes	(8.1)	(8.9)	(15.5)	(16.9)
Net income	$104.9	$107.2	$224.0	$201.2
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.82	$0.81	$1.73	$1.52
Discontinued operations	(0.06)	(0.06)	(0.11)	(0.12)
Net income	$0.76	$0.75	$1.62	$1.40
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.82	$0.80	$1.72	$1.51
Discontinued operations	(0.06)	(0.06)	(0.11)	(0.12)
Net income	$0.76	$0.74	$1.61	$1.39
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net Income	$110.3	$112.2	$234.9	$209.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(29.4)	6.3	(18.2)	28.0

Derivative instruments:
Unrealized hedging gains (losses) and other	(1.5)	(4.1)	(0.7)	2.6
Reclassification of deferred hedging (gains) losses and other, included in net income	1.2	—	1.6	1.2
Total derivative instruments	(0.3)	(4.1)	0.9	3.8

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits (2)	1.3	(0.2)	0.4	(1.0)
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income	7.9	5.6	15.8	11.2
Total pension and other postretirement benefits	9.2	5.4	16.2	10.2

Other comprehensive income (loss), net of tax	(20.5)	7.6	(1.1)	42.0
Comprehensive income	$89.8	$119.8	$233.8	$251.6
Less: Comprehensive income attributable to the noncontrolling interest	5.0	4.9	10.6	8.7
Comprehensive income attributable to FMC stockholders	$84.8	$114.9	$223.2	$242.9
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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$75.5	$158.9
Trade receivables, net of allowance of $25.0 at June 30, 2012 and $21.5 at December 31, 2011	993.7	931.3
Inventories	559.6	470.3
Prepaid and other current assets	171.6	173.4
Deferred income taxes	152.3	135.5
Total current assets	1,952.7	1,869.4
Investments	33.0	28.3
Property, plant and equipment, net	1,021.0	986.8
Goodwill	261.3	225.9
Other intangibles, net	213.5	187.3
Other assets	222.3	198.9
Deferred income taxes	203.8	246.9
Total assets	$3,907.6	$3,743.5
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$41.6	$27.0
Current portion of long-term debt	4.9	19.5
Accounts payable, trade and other	366.4	458.3
Accrued and other liabilities	176.0	186.2
Accrued payroll	51.2	70.6
Accrued customer rebates	257.3	115.1
Guarantees of vendor financing	29.1	18.5
Accrued pension and other postretirement benefits, current	9.2	9.2
Income taxes	60.7	15.5
Total current liabilities	996.4	919.9
Long-term debt, less current portion	810.0	779.1
Accrued pension and other postretirement benefits, long-term	337.9	368.7
Environmental liabilities, continuing and discontinued	203.9	213.3
Reserve for discontinued operations	43.1	41.6
Other long-term liabilities	129.8	116.8
Commitments and contingent liabilities (Note 17)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2012 or 2011	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2012 and 2011; 185,983,792 issued shares at June 30, 2012 and December 31, 2011, respectively	18.6	18.6
Capital in excess of par value of common stock	470.0	454.5
Retained earnings	2,375.4	2,176.2
Accumulated other comprehensive income (loss)	(390.8)	(390.0)
Treasury stock, common, at cost: 48,665,878 shares at June 30, 2012 and 46,309,476 shares at December 31, 2011	(1,153.8)	(1,018.7)
Total FMC stockholders’ equity	1,319.4	1,240.6
Noncontrolling interests	67.1	63.5
Total equity	1,386.5	1,304.1
Total liabilities and equity	$3,907.6	$3,743.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Six Months Ended June 30
	2012	2011
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income	$234.9	$209.6
Discontinued operations	15.5	16.9
Income from continuing operations	$250.4	$226.5
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	66.7	62.7
Equity in (earnings) loss of affiliates	0.2	(2.6)
Restructuring and other charges (income)	7.3	13.8
Deferred income taxes	23.8	42.2
Pension and other postretirement benefits	29.4	19.8
Share-based compensation	10.2	8.9
Excess tax benefits from share-based compensation	(6.2)	(5.2)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(64.1)	3.4
Guarantees of vendor financing	10.6	(11.3)
Inventories	(90.7)	(63.6)
Other current assets and other assets	(18.1)	(7.5)
Accounts payable	(87.5)	(75.2)
Accrued and other current liabilities and other liabilities	12.6	(26.3)
Accrued payroll	(19.3)	(19.5)
Accrued customer rebates	142.9	80.5
Income taxes	40.6	(4.6)
Pension and other postretirement benefit contributions	(33.2)	(41.6)
Environmental spending, continuing, net of recoveries	(2.3)	(4.2)
Restructuring and other spending	(5.4)	(33.2)
Cash provided (required) by operating activities	267.9	163.0
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(8.7)	(10.5)
Payments of other discontinued reserves	(12.2)	(8.7)
Cash provided (required) by operating activities of discontinued operations	(20.9)	(19.2)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Six Months Ended June 30
	2012	2011
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(81.2)	$(71.1)
Proceeds from disposal of property, plant and equipment	0.1	0.2
Acquisitions, net of cash acquired	(98.4)	—
Investments in nonconsolidated affiliates	(6.8)	—
Other investing activities	(12.7)	(8.0)
Cash provided (required) by investing activities	(199.0)	(78.9)
Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	26.0	—
Increase (decrease) in short-term debt	15.4	8.4
Repayments of long-term debt	(15.0)	(23.9)
Proceeds from borrowings of long-term debt	5.4	—
Distributions to noncontrolling interests	(7.0)	(5.8)
Issuances of common stock, net	11.0	7.8
Excess tax benefits from share-based compensation	6.2	5.2
Dividends paid	(22.9)	(19.8)
Repurchases of common stock under publicly announced program	(144.9)	(10.0)
Other repurchases of common stock	(3.1)	(3.7)
Contingent consideration paid	(2.0)	—
Cash provided (required) by financing activities	(130.9)	(41.8)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	2.0
Increase (decrease) in cash and cash equivalents	(83.4)	25.1
Cash and cash equivalents, beginning of period	158.9	161.5
Cash and cash equivalents, end of period	$75.5	$186.6
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $13.5 million and $19.4 million, and income taxes paid, net of refunds were $22.0 million and $23.1 million for the six months ended June 30, 2012 and 2011, respectively.
See Note 13 regarding quarterly cash dividend.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the six months ended June 30, 2012 and 2011, and our financial position as of June 30, 2012. All such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2012 and 2011 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.
Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011 (the “2011 10-K”).
Stock Split. On April 24, 2012, the Board of Directors of FMC declared a two-for-one split of our common stock (the “Stock Split”) to be effected in the form of a distribution of one newly issued share payable on May 24, 2012 for each share held as of the close of business on May 11, 2012. Trading in the common stock on a post-split adjusted basis began on May 25, 2012.
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
In December 2011, the Financial Accounting Standards Board ("FASB") issued its updated guidance on balance sheet offsetting. This new standard provides guidance to determine when offsetting in the balance sheet is appropriate. The guidance is designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments. The goal is to provide users of the financial statements the ability to evaluate the effect or potential effect of netting arrangements on an entity's statement of financial position. This guidance impacts disclosures within an entity's financial statements and notes to the financial statements and does not result in a change to the accounting treatment of financial instruments and derivative instruments. We are required to adopt this guidance on January 1, 2013. We are in the process of evaluating this guidance.
Accounting guidance and regulatory items adopted in 2012
Testing Goodwill for Impairment
In September 2011, the FASB issued its updated guidance for the testing of goodwill for impairment. The update allows us the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing qualitative factors it is determined that it is more likely than not the fair value of the reporting unit is less than its carrying amount, we will need to perform a more detailed goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The objective of this new approach is to simplify how entities test goodwill for impairment. We adopted this new guidance on January 1, 2012. There was no impact to our financial statements upon adoption.
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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Presentation of Comprehensive Income
In June 2011, the FASB issued its guidance regarding the presentation of comprehensive income which was subsequently updated in December 2011. This guidance requires us to present total comprehensive income and its components and the components of net income in either a single continuous statement or two separate but consecutive statements. This guidance impacts the location of the disclosure of comprehensive income within our consolidated financial statements and does not result in a change to the accounting treatment of comprehensive income.
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

Note 3: Acquisitions

2012 Acquisitions
In June 2012, we acquired 100% of the stock of Phytone Ltd (Phytone). Phytone is a natural colors producer based in the United Kingdom. Phytone's natural products and formulations are used by global customers in the food, beverage, personal care and nutrition sectors. Phytone will be consolidated into our existing BioPolymer division within our Specialty Chemicals segment.
The results of operations related to Phytone have been included in our results since its acquisition date. This acquisition was considered a business under the U.S. GAAP business combinations accounting guidance, and therefore we applied acquisition accounting. Acquisition accounting requires, among other things, that assets and liabilities assumed be recognized at their fair values as of the acquisition date. The net assets of the Phytone acquisition were recorded at the estimated fair values using Level 3 inputs (see Note 16 for an explanation of Level 3 inputs). In valuing acquired assets and liabilities, valuation inputs include an estimate of future cash flows and discount rates based on the internal rate of return and the weighted average rate of return. Transaction related costs were expensed as incurred.
The fair value of the purchase price for our 2012 acquisition was preliminarily allocated in the table below to the assets and liabilities acquired as part of the acquisition.

Preliminary Purchase Price Allocation
(in Millions)
Current assets (primarily inventory and trade receivables) (1)	$10.0
Property, plant & equipment	2.0
Finite-lived intangible assets (2)	32.5
Goodwill (3)	41.8
Total fair value of assets acquired	86.3
Current liabilities	3.0
Deferred tax liabilities	7.5
Other liabilities	1.0
Total fair value of liabilities assumed	11.5

Total Cash Paid	$74.8
____________________

(1)	Fair value of finished good inventories acquired included a step-up in the value of approximately $0.6 million, which will be expensed to cost of sales and services during 2012.

(2)
See Note 4 for the major classes of intangible assets acquired, which primarily represent customer relationships. The weighted average useful life of the acquired finite-lived intangibles is approximately 25 years.

(3)	Goodwill largely consisted of expected revenue synergies resulting from the business combination. None of the acquired goodwill will be deductible for income tax purposes.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Unaudited pro forma revenue and net income related to 2012 acquisition is not presented because the pro forma impact is not material for prior periods.

2011 Acquisitions
During the third and fourth quarters of 2011, we completed five acquisitions. These acquisitions and related disclosures are described in more detail in Note 3 to the consolidated financial statements included in our 2011 Form 10-K. During the first six months of 2012, we made $0.3 million of adjustments to the preliminary purchase price and related allocation associated with these acquisitions. These adjustments were made primarily as a result of working capital adjustments that were finalized for some of the acquisitions. See Note 4 for a reconciliation of the carrying amount of goodwill at December 31, 2011 and June 30, 2012.
The purchase price and related allocation for these five acquisitions is not considered final due to potential working capital adjustments. We do not expect any additional adjustments to be material. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis, but no later than one year from the acquisition date.
During the first six months of 2012 we paid $23.6 million of additional purchase price related to these five acquisitions. These additional amounts were accrued for as “non-contingent consideration payable” on our December 31, 2011 condensed consolidated balance sheet and included in our purchase price allocation. The outstanding amount to be paid at June 30, 2012 was $2.3 million. During 2012 we paid $2.0 million in contingent consideration associated with the 2011 acquisitions for which we had accrued $3.5 million at December 31, 2011. The remaining amount of contingent consideration payable at June 30, 2012 was $1.5 million.

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2012, are presented in the table below:

(in Millions)	Agricultural Products	Specialty Chemicals	Industrial Chemicals	Total
Balance, December 31, 2011	$12.4	$197.0	$16.5	$225.9
Acquisitions	—	41.8	—	41.8
Purchase price allocation adjustments (See Note 3)	—	0.4	(0.1)	0.3
Foreign currency adjustments	(0.1)	(6.3)	(0.3)	(6.7)
Balance, June 30, 2012	$12.3	$232.9	$16.1	$261.3
Our intangible assets, other than goodwill, consist of the following:

	June 30, 2012			December 31, 2011
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$129.8	$(5.1)	$124.7	$102.0	$(2.2)	$99.8
Patents	0.6	(0.1)	0.5	0.6	(0.1)	0.5
Trademarks and trade names	1.4	—	1.4	0.2	—	0.2
Purchased and licensed technologies	56.6	(12.1)	44.5	54.6	(9.9)	44.7
Other intangibles	4.7	(1.3)	3.4	4.1	(1.0)	3.1
	$193.1	$(18.6)	$174.5	$161.5	$(13.2)	$148.3

Intangible assets not subject to amortization (indefinite life)
Trademarks and trade names	$36.3	$—	$36.3	$36.3	$—	$36.3
In-process research & development	2.7	—	2.7	2.7	—	2.7
	$39.0	$—	$39.0	$39.0	$—	$39.0
Total intangible assets	$232.1	$(18.6)	$213.5	$200.5	$(13.2)	$187.3

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

At June 30, 2012, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite life
Agricultural Products	$108.7	$35.2
Specialty Chemicals	56.1	3.2
Industrial Chemicals	9.7	0.6
Total	$174.5	$39.0

Note 5: Inventories
Inventories consisted of the following:

(in Millions)	June 30, 2012	December 31, 2011
Finished goods and work in process	$339.1	$298.6
Raw materials	220.5	171.7
Net inventory	$559.6	$470.3

Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	June 30, 2012	December 31, 2011
Property, plant and equipment	$2,894.3	$2,850.0
Accumulated depreciation	1,873.3	1,863.2
Property, plant and equipment, net	$1,021.0	$986.8

Note 7: Asset Retirement Obligations
As of June 30, 2012, the balance of our asset retirement obligations was $24.1 million compared to $27.0 million at December 31, 2011. A more complete description of our asset retirement obligations can be found in Note 8 to our 2011 consolidated financial statements in our 2011 10-K.

Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2012	2011	2012	2011
Restructuring Charges and Asset Disposals	$4.3	$6.4	$5.4	$9.2
Other Charges (Income), Net	1.3	2.9	1.9	4.6
Total Restructuring and Other Charges	$5.6	$9.3	$7.3	$13.8

RESTRUCTURING CHARGES AND ASSET DISPOSALS

There were no significant restructuring charges and asset disposals that occurred during 2012. For further detail on the restructuring charges and asset disposals which commenced prior to 2012, see Note 7 to our consolidated financial statements included with our 2011 Form 10-K.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Huelva Shutdown	—	0.3	—	0.3
Other Items (4)	2.4	0.2	1.4	4.0
Three months ended June 30, 2012	$2.4	$0.5	$1.4	$4.3
Sodium Percarbonate Phase-out	5.5	—	—	5.5
Huelva Shutdown	—	0.8	—	0.8
Other Items (4)	—	0.1	—	0.1
Three months ended June 30, 2011	$5.5	$0.9	$—	$6.4
Huelva Shutdown	—	0.7	—	0.7
Other Items (4)	2.4	0.5	1.8	4.7
Six months ended June 30, 2012	$2.4	$1.2	$1.8	$5.4
Sodium Percarbonate Phase-out	5.5	—	—	5.5
Huelva Shutdown	—	1.5	—	1.5
Other Items (4)	0.4	0.2	1.6	2.2
Six months ended June 30, 2011	$5.9	$1.7	$1.6	$9.2
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represents costs associated with accrued lease payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs as well as recoveries associated with restructuring.

(3)
Primarily represents accelerated depreciation and impairment charges on plant and equipment, which were or are to be abandoned. Asset disposal charges also included the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns, see Note 7.

(4)	Represents charges associated with certain other restructuring activities, which have resulted in severance and asset disposal costs.
Roll forward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations, which are discussed in Note 7.

(in Millions)	Balance at 12/31/11 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 6/30/12 (4)
Sodium Percarbonate Phase-out	$1.1	$0.2	$(1.3)	$—	$—
Alginates Restructuring	2.8	0.1	(0.3)	—	2.6
Huelva Restructuring	7.3	0.7	(3.2)	(0.2)	4.6
Barcelona Facility Shutdown	0.2	0.2	(0.4)	—	—
Other Workforce Related and Facility Shutdowns (1)	1.0	2.4	(0.2)	—	3.2
Total	$12.4	$3.6	$(5.4)	$(0.2)	$10.4
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.

(2)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. The accelerated depreciation and impairment charges noted above impacted our property, plant and equipment balances and are not included in the above tables.

(3)	Primarily foreign currency translation adjustments.

(4)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

OTHER CHARGES (INCOME), NET

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2012	2011	2012	2011
Environmental Charges, Net	$1.5	$1.9	$2.5	$3.0
Other, net	(0.2)	1.0	(0.6)	1.6
Other Charges (Income), Net	$1.3	$2.9	$1.9	$4.6
Environmental Charges, Net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites, see Note 11 for additional details.

Note 9: Debt
Debt maturing within one year:
Debt maturing within one year consists of the following:

(in Millions)	June 30, 2012	December 31, 2011
Short-term debt	$41.6	$27.0
Current portion of long-term debt	4.9	19.5
Total debt maturing within one year	$46.5	$46.5
Short-term debt consisted of foreign credit lines at June 30, 2012 and December 31, 2011. We often provide parent-company guarantees to lending institutions that extend credit to our foreign subsidiaries.
Long-term debt:
Long-term debt consists of the following:

(in Millions)	June 30, 2012
	Interest Rate Percentage	Maturity Date	6/30/2012	12/31/2011
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.2-6.5%	2013-2035	$176.7	$176.7
Senior notes (less unamortized discount of $1.9 and $2.1, respectively)	3.95-5.2%	2019-2022	598.1	597.9
2011 credit agreement	3.2%	2016	26.0	—
Foreign debt	0-13.5%	2013	14.1	24.0
Total long-term debt			$814.9	$798.6
Less: debt maturing within one year			4.9	19.5
Total long-term debt, less current portion			$810.0	$779.1

Letters of credit outstanding under the 2011 Credit Agreement totaled $73.8 million and $75.5 million at June 30, 2012 and December 31, 2011, respectively. Therefore, available funds under this facility were $1,400.2 million and $1,424.5 million at June 30, 2012 and December 31, 2011, respectively.
Among other restrictions, the 2011 Credit Agreement contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended June 30, 2012, was 1.3 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended June 30, 2012, was 17.2 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at June 30, 2012.

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
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Adjustment for workers’ compensation, product liability, and other postretirement benefits (net of income tax expense of zero and $0.1 for the three and six months ended June 30, 2012 and zero for the three and six months June 30, 2011, respectively)	$0.1	$—	$0.3	$—
Provision for environmental liabilities, net of recoveries (net of income tax benefit of $3.0 and $4.5 for the three and six months ended June 30, 2012 and $3.2 and $6.1 for the three and six months ended June 30, 2011, respectively) (1)	(4.9)	(5.4)	(7.5)	(10.0)
Provision for legal reserves and expenses, net of recoveries (net of income tax benefit of $2.0 and $5.1 for the three and six months ended June 30, 2012 and $2.2 and $4.3 for the three and six months ended June 30, 2011, respectively)	(3.3)	(3.5)	(8.3)	(6.9)
Discontinued operations, net of income taxes	$(8.1)	$(8.9)	$(15.5)	$(16.9)
____________________

(1)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the year in Note 11.

Note 11: Environmental Obligations
We have reserves for potential environmental obligations, which management consider probable and for which a reasonable estimate of the obligation could be made. Accordingly, we have reserves of $246.3 million and $251.2 million, excluding recoveries, at June 30, 2012 and December 31, 2011, respectively.
At June 30, 2012 and December 31, 2011, we have recorded recoveries of $74.2 million and $82.6 million, respectively, representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” totaling $21.5 million and $24.3 million at June 30, 2012 and December 31, 2011, or as “Other assets” totaling $52.7 million and $58.3 million at June 30, 2012 and December 31, 2011, in the condensed consolidated balance sheets, respectively. Cash recoveries were $8.4 million in the first six months of 2012. Total cash recoveries recorded for the year ended December 31, 2011, were $12.4 million.
The long-term portion of environmental reserves, net of recoveries, totaling $203.9 million and $213.3 million at June 30, 2012 and December 31, 2011, respectively, is included in “Environmental liabilities, continuing and discontinued” on the condensed consolidated balance sheets. The short-term portion of continuing obligations is recorded as “Accrued and other liabilities” on the condensed consolidated balance sheets.
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $160 million at June 30, 2012. This amount has been increased by $50 million during the second quarter of 2012 due to events that have occurred at our Pocatello and Middleport sites described further below within this note. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The table below is a roll forward of our total environmental reserves, continuing and discontinued, from December 31, 2011 to June 30, 2012:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2011	$226.9

Provision	14.5
Spending, net of recoveries	(16.6)
Net change	(2.1)
Total environmental reserves, net of recoveries at June 30, 2012	$224.8
Environmental reserves, current, net of recoveries (1)	20.9
Environmental reserves, long-term continuing and discontinued, net of recoveries	203.9
Total environmental reserves, net of recoveries at June 30, 2012	$224.8
____________________

(1)	“Current” includes only those reserves related to continuing operations. These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

Our net environmental provisions relate to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2012	2011	2012	2011
Continuing operations (1)	$1.5	$1.9	$2.5	$3.0
Discontinued operations (2)	7.9	8.6	12.0	16.1
Net environmental provision	$9.4	$10.5	$14.5	$19.1
____________________
(1) Recorded as a component of “Restructuring and other charges (income)” on our condensed consolidated statements of income. See Note 8.
(2) Recorded as a component of “Discontinued operations, net of income taxes" on our consolidated statements of income. See Note 10.

On our condensed consolidated balance sheets, the net environmental provisions are recorded as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2012	2011	2012	2011
Environmental reserves (1)	$9.4	$19.4	$14.5	$30.1
Other assets (2)	—	(8.9)	—	(11.0)
Net environmental provision	$9.4	$10.5	$14.5	$19.1
____________________
(1)     See above roll forward of our total environmental reserves as presented on our condensed consolidated balance sheets.
(2)     Represents certain environmental recoveries.

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 10 to our 2011 consolidated financial statements in our 2011 Form 10-K. The following represents significant updates that occurred in 2012 to these contingencies.

Pocatello
Our decommissioned Pocatello plant partially resides on fee land of the Shoshone-Bannock Tribes' (the “Tribes”) reservation. For a number of years, we engaged in disputes with the Tribes concerning their attempts to regulate our activities on the reservation. On March 6, 2006, a U.S. District Court Judge found that the Tribes were a third-party beneficiary of a 1998 RCRA Consent Decree and ordered us to apply for any applicable Tribal permits relating to the nearly-complete RCRA Consent Decree work. The third-party beneficiary ruling was later reversed by the Ninth Circuit Court of Appeals, but the

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

permitting process continued in the tribal legal system. We applied for the tribal permits, but preserved objections to the Tribes' jurisdiction.
In addition, in 1998, the Tribes and we entered into an agreement (“1998 Agreement”) that required us to pay the Tribes $1.5 million per year for waste generated from operating our Pocatello plant and stored on site. We paid $1.5 million per year until December 2001 when the plant closed. In our view the agreement was terminated, as the plant was no longer generating waste. The Tribes claim that the 1998 Agreement has no end date.
On April 25, 2006 the Tribes' Land Use Policy Commission issued us a Special Use Permit for the “disposal and storage of waste” at the Pocatello plant and imposed a $1.5 million per annum permit fee. The permit and fee was affirmed by the Tribal Business Council on July 21, 2006. We sought review of the permit and fee in Tribal Court, in which the Tribes also brought a claim for breach of the 1998 Agreement. On May 21, 2008, the Tribal Court reversed the permit and fee, finding that they were not authorized under tribal law, and dismissed the Tribes' breach of contract claim. The Tribes appealed to the Tribal Court of Appeals.
On May 8, 2012, the Tribal Court of Appeals reversed the May 21, 2008 Tribal Court decision and issued a decision finding the permit and fee validly authorized and ordering us to pay waste permit fees in the amount of $1.5 million per annum for the years 2002-2007 ($9.0 million in total), the Tribes' demand as set forth in the lawsuit. It also reinstated the breach of contract claim. To date, the Tribes have not demanded fees for any years subsequent to 2007. After exhausting the Tribal administrative and judicial process, we intend to file an action in the United States District Court seeking declaratory and injunctive relief on the grounds that the Tribes lacked jurisdiction over us. We will argue that in accordance with a U.S. Supreme Court decision, we neither consented to jurisdiction, nor engaged in conduct that threatened the political integrity, economic security or health and welfare of tribal members; therefore the exceptions under which Tribes may assert jurisdiction over non-Indian owners of fee land within a reservation have not been met. Should we prevail on that theory and the Tribes subsequently try to enforce the 1998 Agreement in federal court, we have a number of defenses, including the termination of the agreement.
We have estimated a reasonably possible loss for this matter and it has been reflected in our total reasonably possible loss estimate previously discussed within this note. Please see our 2011 Form 10-K for additional Pocatello environmental matters.

Middleport
At our Middleport, NY facility our decommissioned arsenic operations were the subject of an Administrative Order on Consent (“AOC”) entered into with the EPA and New York State Departments of the Environment and Health (the “Agencies”). The AOC requires us to (1) define the nature and extent of contamination caused by our historical plant operations, (2) take interim corrective measures and (3) evaluate Corrective Action Management Alternatives (“CMA”) for discrete contaminated areas.
We have previously defined the nature and extent of the contamination and have constructed an engineered cover, closed the RCRA regulated surface water impoundments and are collecting and treating both surface water runoff and ground water, all of which has satisfied the first two requirements of the AOC.
We continue to work with the Agencies to come to an acceptable remedy for two off-site areas for which we have submitted a draft corrective measures study (“CMS”). We recommended a CMA that would remediate approximately 150 residential properties to a standard of 20 parts per million (ppm) on average, with a maximum arsenic concentration that varies based on land use considerations. In the second quarter of 2010 we adjusted our estimated liability for clean up to reflect the costs associated with our recommended CMA.
On June 15, 2012, the Agencies issued a draft Statement of Basis under RCRA that proposes a CMA that would require us to remediate contamination in approximately 180 residential properties in Middleport to a standard of 20 ppm on a point-to-point basis. We believe that this proposed CMA is overly conservative and not supported under New York State law. The Middleport community has expressed objections to the Agencies' draft Statement of Basis on the grounds that it is not supported by site-specific risk assessment and would be disruptive to the community. The public comment period for the proposed action runs through August 13, 2012.
The amount of our reserve recorded for this site is $50.8 million and $47.0 million at June 30, 2012 and December 31, 2011, respectively. Our reserve continues to include the estimated liability for clean-up to reflect the costs associated with our recommended CMA. However, we have increased our estimated reasonably possible environmental loss contingencies exposure to reflect the additional cost of the CMA proposed in the draft Statement of Basis.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 12: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were no potential common shares excluded from Diluted EPS for the three months ended June 30, 2012 and 2011. For the six months ended June 30, 2012 there were no potential common shares excluded from Diluted EPS, however for the six months ended June 30, 2011, 430,812 potential common shares were excluded from Diluted EPS.
Our non-vested restricted stock awards contain rights to receive non-forfeitable dividends, and thus, are participating securities requiring the two-class method of computing EPS. The two-class method determines EPS by dividing the sum of distributed earnings to common stockholders and undistributed earnings allocated to common stockholders by the weighted average number of shares of common stock outstanding for the period. In calculating the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average number of shares outstanding during the period.
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Earnings (loss) attributable to FMC stockholders:
Income from continuing operations attributable to FMC stockholders	$113.0	$116.1	$239.5	$218.1
Discontinued operations, net of income taxes	(8.1)	(8.9)	(15.5)	(16.9)
Net income	$104.9	$107.2	$224.0	$201.2
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.5)	(0.5)	(1.1)	(1.0)
Net income allocable to common stockholders	$104.4	$106.7	$222.9	$200.2

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.82	$0.81	$1.73	$1.52
Discontinued operations	(0.06)	(0.06)	(0.11)	(0.12)
Net income	$0.76	$0.75	$1.62	$1.40

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.82	$0.80	$1.72	$1.51
Discontinued operations	(0.06)	(0.06)	(0.11)	(0.12)
Net income	$0.76	$0.74	$1.61	$1.39

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	137,247	143,212	137,870	143,056
Weighted average additional shares assuming conversion of potential common shares	1,006	1,158	1,121	1,262
Shares – diluted basis	138,253	144,370	138,991	144,318

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 13: Equity
Refer to the table below for a reconciliation of equity, equity attributable to the parent, and equity attributable to noncontrolling interests for the six months ended June 30, 2012:

(in Millions, Except Per Share Data)	FMC’s Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$1,240.6	$63.5	$1,304.1
Net income	224.0	10.9	234.9
Stock compensation plans	21.3	—	21.3
Excess tax benefits from share-based compensation	6.2	—	6.2
Shares for benefit plan trust	0.9	—	0.9
Net pension and other benefit actuarial gains/(losses) and prior service cost credits, net of income tax expense of $10.0 (1)	16.2	—	16.2
Net hedging gains (losses) and other, net of income tax expense of $0.6 (1)	0.9	—	0.9
Foreign currency translation adjustments (1)	(17.9)	(0.3)	(18.2)
Dividends ($0.09 per share)	(24.8)	—	(24.8)
Repurchases of common stock	(148.0)	—	(148.0)
Distributions to noncontrolling interests	—	(7.0)	(7.0)
Balance at June 30, 2012	$1,319.4	$67.1	$1,386.5
____________________

(1)	See Condensed Consolidated Statements of Comprehensive Income.
Dividends and Share Repurchases
On July 19, 2012, we paid dividends totaling $12.4 million to our shareholders of record as of June 29, 2012. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of June 30, 2012. For the six months ended June 30, 2012 and June 30, 2011, we paid $22.9 million and $19.8 million in dividends, respectively.

On February 17, 2012, the Board authorized the repurchase of up to an additional $250 million of our common stock. At June 30, 2012, $244.8 million remained unused under the Board-authorized repurchase program. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the six months ended June 30, 2012, 3,072,540 shares were repurchased under the publicly announced repurchase program for $144.9 million.

See Note 1 regarding the stock split.

Note 14: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income) for the three and six months ended June 30, 2012 and 2011:

(in Millions)	Three Months Ended June 30				Six Months Ended June 30
	Pensions		Other Benefits		Pensions		Other Benefits
	2012	2011	2012	2011	2012	2011	2012	2011
Components of net annual benefit cost (income):
Service cost	$5.1	$4.9	$—	$0.1	$10.2	$9.8	$—	$0.2
Interest cost	15.3	15.4	0.3	0.6	30.6	30.8	0.6	1.2
Expected return on plan assets	(19.2)	(20.6)	—	—	(38.4)	(41.2)	—	—
Amortization of prior service cost (gain)	0.5	0.5	—	(0.1)	1.0	1.0	—	(0.2)
Recognized net actuarial and other (gain) loss	13.2	9.2	(0.5)	(0.1)	26.4	18.4	(1.0)	(0.2)
Net periodic benefit cost from continuing operations	$14.9	$9.4	$(0.2)	$0.5	$29.8	$18.8	$(0.4)	$1.0

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

We made voluntary cash contributions to our U.S. defined benefit pension plan of $28.0 million in the six months ended June 30, 2012. We expect that our total voluntary cash contributions to the plan for 2012 will be approximately $65 million.

Note 15: Income Taxes
Provision for income taxes was $45.3 million resulting in an effective tax rate of 27.7 percent compared to expense of $25.7 million resulting in an effective tax rate of 17.5 percent for the three months ended June 30, 2012 and 2011, respectively. The increase in the effective tax rate was primarily a result of a reduction recorded in 2011 in our liability for unrecognized tax benefits of approximately $14.1 million as a result of settlements of audits.
Provision for income taxes was $90.1 million resulting in an effective tax rate of 26.5 percent compared to expense of $66.3 million resulting in an effective tax rate of 22.6 percent for the six months ended June 30, 2012 and 2011, respectively. The decrease in the effective tax rate was consistent with the change in the three months ended June 30, 2012, as discussed in the previous paragraph.

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $942.8 million and $866.8 million and the carrying amount is $856.5 million and $825.6 million as of June 30, 2012 and December 31, 2011, respectively.
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
We recognize all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in accumulated other comprehensive income or loss (“AOCI”) changes in the fair value of derivatives that are designated as and meet all the required criteria for a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. We immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges.
As of June 30, 2012, we had open foreign currency forward contracts in AOCI in a net loss position of $3.4 million, before-tax ($2.4 million, after-tax), designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2013. At June 30, 2012, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $357.6 million.
As of June 30, 2012, we had current open commodity contracts in AOCI in a net loss position of $4.2 million, before-tax ($2.6 million after-tax), designated as cash flow hedges of underlying forecasted purchases, primarily natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2013. At June 30, 2012, we had 8.5 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $5.0 million of net losses after-tax, representing both open foreign currency exchange contracts and open commodity contracts, $5.1 million of these losses would be realized in earnings during the twelve months ending June 30, 2013 and $0.1 million of net gains will be realized subsequent to June 30, 2013, if spot rates in the future are consistent with forward rates as of June 30, 2012. The actual effect on earnings will be dependent on actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $470.8 million at June 30, 2012. We held 0.3 million bushels in aggregate notional volume of outstanding soybean contracts to hedge outstanding barter contracts at June 30, 2012.
The following table provides the fair value and balance sheet presentation of our derivative instruments as of June 30, 2012 and December 31, 2011.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions)		June 30, 2012	December 31, 2011
	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid and other current assets	$3.8	$8.4
Commodity contracts:
Energy contracts	Prepaid and other current assets	0.1	0.5
Total Derivative Assets		$3.9	$8.9

Foreign exchange contracts	Accrued and other liabilities	(7.2)	(10.3)
Commodity contracts:
Energy contracts	Accrued and other liabilities	(4.4)	(8.0)
Total Derivative Liabilities		$(11.6)	$(18.3)
Net Derivative Assets/(Liabilities)		$(7.7)	$(9.4)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Prepaid and other current assets	$1.5	$3.5
Total Derivative Assets		$1.5	$3.5

Foreign exchange contracts	Accrued and other liabilities	—	—
Total Derivative Liabilities		$—	$—
Net Derivative Assets/(Liabilities)		$1.5	$3.5
The information included in the above chart is also presented in our fair value table included below.
The following tables provide the impact of derivative instruments and related hedged items on the condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011.

Derivatives in Cash Flow Hedging Relationships

(in Millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Three Months Ended June 30		Three Months Ended June 30		Three Months Ended June 30
	2012	2011	2012	2011	2012	2011
Foreign exchange contracts	$(3.3)	$0.9	$2.0	$1.6	$—	$0.2
Commodity contracts:
Energy contracts	3.3	0.6	(3.9)	(1.7)	—	—
Total	$—	$1.5	$(1.9)	$(0.1)	$—	$0.2

(in Millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Six Months Ended June 30		Six Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011	2012	2011
Foreign exchange contracts	$(1.1)	$1.8	$3.7	$1.8	$0.2	$0.2
Commodity contracts:
Energy contracts	2.0	1.8	(6.4)	(3.8)	—	—
Other	—	—	0.1	—	—	—
Total	$0.9	$3.6	$(2.6)	$(2.0)	$0.2	$0.2
____________________

(a)	Amounts are included in “Cost of sales and services” on the condensed consolidated statements of income.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30		Six Months Ended June 30
(in Millions)		2012	2011	2012	2011
Foreign Exchange contracts	Cost of Sales and Services	$15.9	$(1.3)	$19.3	$(2.5)
Commodity contracts:
Energy contracts	Cost of Sales and Services	—	(0.1)	—	(0.2)
Total		$15.9	$(1.4)	$19.3	$(2.7)

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
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011. During the periods presented there were no transfers between fair-value hierarchy levels.

(in Millions)	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities: (2)
Energy contracts	0.1	—	0.1	—
Derivatives – Foreign Exchange (2)	5.3	—	5.3	—
Other (3)	27.3	27.3	—	—
Total Assets	$32.7	$27.3	$5.4	$—

Liabilities
Derivatives – Commodities: (4)
Energy contracts	$4.4	$—	$4.4	$—
Derivatives – Foreign Exchange (4)	7.2	—	7.2	—
Acquisition (5)	1.5	—	—	1.5
Other (6)	36.9	36.9	—	—
Total Liabilities	$50.0	$36.9	$11.6	$1.5

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
Common Stock (1)	$0.1	$0.1	$—	$—
Derivatives – Commodities: (2)
Energy contracts	0.5	—	0.5	—
Derivatives – Foreign Exchange (2)	11.9	—	11.9	—
Other (3)	20.9	20.9	—	—
Total Assets	$33.4	$21.0	$12.4	$—

Liabilities
Derivatives – Commodities: (4)
Energy contracts	$8.0	$—	$8.0	$—
Derivatives – Foreign Exchange (4)	10.3	—	10.3	—
Acquisition (5)	3.5	—	—	3.5
Other (6)	31.8	31.8	—	—
Total Liabilities	$53.6	$31.8	$18.3	$3.5
____________________

(1)	Amounts included in “Investments” in the condensed consolidated balance sheets.

(2)	Amounts included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(3)
Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the condensed consolidated balance sheets.

(4)	Amounts included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(5)
Represents contingent consideration associated with the acquisitions during 2011. See Note 3 for more information. The changes in this Level 3 liability represented payments made against the liability.

(6)
Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the condensed consolidated balance sheets.

The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our condensed consolidated balance sheets during the six months ended June 30, 2012 and the year ended December 31, 2011. See Note 3 for the assets and liabilities measured on a non-recurring basis at fair value associated with our acquisitions.

(in Millions)	Six months ended June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Six Months Ended June 30, 2012)
Assets
Long-lived assets to be abandoned (1)	$—	$—	$—	$—	$(1.8)
Total Assets	$—	$—	$—	$—	$(1.8)
____________________

(1)
We recorded charges to write down the value of certain long-lived assets to be abandoned within our Agricultural Products segment to their salvage value of zero as the majority of these long-lived assets have no future use and are anticipated to be demolished. The loss noted in the above table represents the accelerated depreciation of these assets recorded during the period.

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
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2012:

(in Millions)
Guarantees:
Guarantees of vendor financing	$29.1
Foreign equity method investment debt guarantees	6.7
Other debt guarantees	14.5
Total	$50.3
We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil and Mexico, for their seasonal borrowing. The total of these guarantees was $29.1 million and $18.5 million at June 30, 2012 and December 31, 2011, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”. The change in the guarantees is generally due to the seasonality of the Agricultural Products business.
Excluded from the chart above, in connection with our property and asset sales and divestitures, we have agreed to indemnify the buyer for certain liabilities, including environmental contamination and taxes that occurred prior to the date of sale. Our indemnification obligations with respect to these liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. As such, it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss. If triggered, we may be able to recover some of the indemnity payments from third parties. We have not recorded any specific liabilities for these guarantees.
Contingencies

Hydrogen Peroxide competition / antitrust litigation. We are subject to actions brought by private plaintiffs relating to alleged violations of European and U.S. competition and antitrust laws, as further described below.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

European competition action. Multiple European purchasers of hydrogen peroxide who claim to have been harmed as a result of alleged violations of European competition law by hydrogen peroxide producers assigned their legal claims to a single entity formed by a law firm. The single entity then filed a lawsuit in Germany in March 2009 against European producers, including our wholly-owned Spanish subsidiary, Foret. Initial defense briefs were filed in April 2010, and an initial hearing was held during the first quarter of 2011, at which time case management issues were discussed. At a subsequent hearing in October 2011, the Court indicated that it was considering seeking guidance from the European Court of Justice (“ECJ”) as to whether the German courts have jurisdiction over these claims. After submission of written comments on this issue by the parties, on March 1, 2012, the judge announced that she would refer the jurisdictional issues to the ECJ. Such a reference to the ECJ normally takes 12-18 months for completion. Since the case is in the preliminary stages and is based on a novel procedure - namely the attempt to create a cross-border “class action” which is not a recognized proceeding under EU or German law - we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend this matter.

Canadian antitrust actions. In 2005 after public disclosures of the U.S. federal grand jury investigation into the hydrogen peroxide industry (which resulted in no charges brought against us) and the filing of various class actions in U.S. federal and state courts, which have all been settled, putative class actions against us and five other major hydrogen peroxide producers were filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. The other five defendants have settled these claims for a total of approximately $20.6 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide from 1994 to 2005. Our motion for leave to appeal the class certification decision was denied in June 2010. Since then, the case has been largely dormant. In early 2012 the parties began a more detailed dialogue on discovery and at a hearing on April 5, 2012, they requested the judge to issue more specific guidance on document production. The court instead stayed the litigation pending resolution by the Canadian Supreme Court of the viability of indirect purchaser claims. The Canadian Supreme Court is scheduled to hear argument on that issue in October 2012. Since the proceedings are in the preliminary stages with respect to the merits, we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend these matters.

Asbestos claims. Like hundreds of other industrial companies, we have been named as one of many defendants in asbestos-related personal injury litigation. Most of these cases allege personal injury or death resulting from exposure to asbestos in premises of FMC or to asbestos-containing components installed in machinery or equipment manufactured or sold by businesses classified as discontinued operations. We intend to continue managing these cases in accordance with our historical experience. We have established a reserve for this litigation within our discontinued operations and are unable to develop a reasonable estimate of any exposure of a loss in excess of the established reserve. Our experience has been that the overall trends in terms of the rate of filing of asbestos-related claims with respect to all potential defendants has changed over time, and that filing rates as to us in particular have varied significantly over the last several years. We are a peripheral defendant - that is, we have never manufactured asbestos or asbestos-containing components. As a result, claim filing rates against us have yet to form a predictable pattern, and we are unable to project a reasonably accurate future filing rate and thus, we are presently unable to reasonably estimate our asbestos liability with respect to claims that may be filed in the future.

New York environmental claim. In late June 2004, we were served in a lawsuit captioned “Lewis et al v. FMC Corporation”, which was filed in United States District Court for the Western District of New York. The suit was brought by thirteen residents of Middleport, New York who alleged that we violated certain state and federal environmental laws and sought injunctive relief and monetary damages for personal injuries and property damage in connection with such alleged violations. A motion for summary judgment was decided in our favor on March 29, 2011. On April 28, 2011, the plaintiffs filed an appeal of that decision to the U.S. Court of Appeals for the Second Circuit, but failed to perfect the appeal, and the case was dismissed. The plaintiffs filed a new complaint in New York state court in late September 2011 on the state law claims on which the federal district judge did not rule in granting the summary judgment motion in the original lawsuit (nuisance, personal injury and property damage). In October 2011, we removed the new lawsuit from the state court to federal court based on diversity of citizenship and filed a motion to dismiss the case on the basis of improper and untimely service of process. The motion is before the same district court judge to whom the original federal suit was assigned. The judge held an evidentiary hearing on July 11, 2012 for the parties to present factual evidence regarding the events surrounding service of process. We believe this suit is without merit, and therefore have not established a reserve for it. We intend to vigorously defend this matter.

Other contingent liabilities. In addition to the matters disclosed above, we have certain other contingent liabilities arising from litigation, claims, products we have sold, guarantees or warranties we have made, contracts we have entered into, indemnities we have provided, and other commitments incident to the ordinary course of business. Some of these contingencies are known -

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

See Note 11 for the legal proceeding associated with our environmental contingencies.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 18: Segment Information

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenue
Agricultural Products	$393.6	$329.6	$847.8	$673.2
Specialty Chemicals	235.4	228.5	451.3	438.6
Industrial Chemicals	277.1	254.8	549.7	497.3
Eliminations	(0.9)	(0.7)	(2.9)	(1.9)
Total	$905.2	$812.2	$1,845.9	$1,607.2
Income from continuing operations before income taxes
Agricultural Products	$111.2	$94.3	$241.0	$194.8
Specialty Chemicals	52.7	56.0	97.0	100.9
Industrial Chemicals	42.8	36.2	90.9	76.5
Eliminations	—	0.1	—	—
Segment operating profit	206.7	186.6	428.9	372.2
Corporate	(14.7)	(15.6)	(28.9)	(32.4)
Other income (expense), net (1)	(4.3)	(4.9)	(15.5)	(12.2)
Operating profit before the items listed below (2)	187.7	166.1	384.5	327.6
Interest expense, net	(11.5)	(10.5)	(22.8)	(20.4)
Restructuring and other income (charges) (3)	(5.6)	(9.3)	(7.3)	(13.8)
Non-operating pension and postretirement (charges) income (4)	(9.1)	(4.5)	(18.2)	(9.0)
Acquisition-related charges (5)	(3.2)	—	(6.6)	—
Provision for income taxes	(45.3)	(25.7)	(90.1)	(66.3)
Discontinued operations, net of income taxes	(8.1)	(8.9)	(15.5)	(16.9)
Net income attributable to FMC stockholders	$104.9	$107.2	$224.0	$201.2
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

(2)
Results for all segments including corporate expense and other income (expense) are net of noncontrolling interests of $5.4 million and $10.9 million in the three and six months ended June 30, 2012, and $5.0 million and $8.4 million in the three and six months ended June 30, 2011, respectively. The majority of the noncontrolling interests pertain to our Industrial Chemicals segment.

(3)
See Note 8 for details of restructuring and other charges (income). Amounts for the three months ended June 30, 2012, relate to Agricultural Products ($1.3 million), Specialty Chemicals ($0.1 million), Industrial Chemicals ($2.8 million) and Corporate ($1.4 million). Amounts for the three months ended June 30, 2011, relate to Agricultural Products ($0.7 million), Specialty Chemicals ($0.1 million), Industrial Chemicals ($6.6 million) and Corporate ($1.9 million). Amounts for the six months ended June 30, 2012, relate to Agricultural Products ($1.7 million), Specialty Chemicals ($0.1 million-gain), Industrial Chemicals ($3.7 million) and Corporate ($2.0 million). Amounts for the six months ended June 30, 2011, relate to Agricultural Products ($0.7 million), Specialty Chemicals ($1.6 million), Industrial Chemicals ($8.5 million) and Corporate ($3.0 million).

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

(5)	These charges were related to the expensing of the inventory fair value step-up resulting from the application of purchase

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

accounting. The charges for the three and six months ended June 31, 2012 primary relate to a number of acquisitions completed in 2011, further described in Note 3. On the condensed consolidated statements of income, the charges presented are included in “Costs of sales and services”. No such charges occurred for the three and six months ended June 30, 2011.

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

OVERVIEW

We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Our Agricultural Products segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides and fungicides – with particular strength in insecticides and herbicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as pest control in non-agricultural markets. Specialty Chemicals consists of our BioPolymer and lithium businesses. This segment focuses on food ingredients that are used to enhance texture, color, structure and physical stability, pharmaceutical additives for binding, encapsulation and disintegrant applications, ultrapure biopolymers for medical devices and lithium for energy storage, specialty polymers and pharmaceutical synthesis. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens, zeolites and silicates. This segment serves a diverse group of markets, from economically-sensitive industrial sectors to technology-intensive specialty markets. The products in this segment are sought by customers for their critical reactivity or specific functionality in markets such as glass, detergents, chemicals and pulp and paper.
Second Quarter 2012 Highlights

Our businesses continue to experience positive results primarily from higher volumes and higher pricing. Results for the three months ended June 30, 2012, reflect increases in both consolidated revenues and earnings driven by solid performance.

The following are the more significant developments in our businesses during the three months ended June 30, 2012:

•
Revenue of $905.2 million for the three months ended June 30, 2012 increased $93 million or 11 percent versus the same period last year. Included in this increase was approximately $20 million associated with recently completed acquisitions. Revenue increased in all businesses. A more detailed review of revenues by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in Asia were up 13 percent, sales in Latin America grew 32 percent, sales in North America were up 9 percent while sales in Europe, Middle East and Africa decreased slightly by 4 percent.

•
Our gross margin, excluding acquisition-related charges, increased by $42.2 million or approximately 14 percent to $341.0 million versus last year's second quarter. Gross margin percent of 38 percent increased approximately one percent, driven by higher selling prices and improved mix partially offset by higher costs.

•
Selling, general and administrative expenses, excluding non-operating pension and postretirement charges, increased approximately $15 million or 14 percent to $119.2 million, largely due to increased spending on targeted growth initiatives and to meet the growth in our business. The majority of these increases were experienced in our Agricultural Products segment.

•	Research and Development expenses of $28.4 million increased $3.4 million or 14 percent, largely due to increased spending in Agricultural Products associated with various innovation projects.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $126.9 million increased $16.4 million or 15 percent primarily due to higher operating results in Agricultural Products and Industrial Chemicals. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

•	We also completed the following growth initiatives:

◦
In June 2012, we acquired Phytone Ltd (Phytone). Phytone is a natural colors producer based in the United Kingdom. Phytone's natural products and formulations are used by global customers in the food, beverage, personal care and nutrition sectors. Phytone will be consolidated into our existing BioPolymer division within our Specialty Chemicals segment.

◦
In July 2012, we entered into an agreement to acquire Pectine Italia. This acquisition will enable us to enter the pectin market which complements our portfolio of texturant product lines which is part of our BioPolymer division within our Specialty Chemicals segment. This acquisition is expected to close by the end of the third quarter 2012.

◦
In July 2012, we made the decision to invest more than $100 million in a new world class microcrystalline cellulose (MCC) manufacturing facility in Rayong, Thailand. The new plant will ensure our long-term ability to supply the growing Asia market with our industry leading Avicel colloidal MCC which is part of our BioPolymer division within our Specialty Chemicals segment.

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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Revenue
Agricultural Products	$393.6	$329.6	$847.8	$673.2
Specialty Chemicals	235.4	228.5	451.3	438.6
Industrial Chemicals	277.1	254.8	549.7	497.3
Eliminations	(0.9)	(0.7)	(2.9)	(1.9)
Total	$905.2	$812.2	$1,845.9	$1,607.2
Income (loss) from continuing operations before income taxes
Agricultural Products	$111.2	$94.3	$241.0	$194.8
Specialty Chemicals	52.7	56.0	97.0	100.9
Industrial Chemicals	42.8	36.2	90.9	76.5
Eliminations	—	0.1	—	—
Segment operating profit	206.7	186.6	$428.9	$372.2
Corporate	(14.7)	(15.6)	(28.9)	(32.4)
Other income (expense), net (1)	(4.3)	(4.9)	(15.5)	(12.2)
Operating profit before the items listed below (2)	187.7	166.1	384.5	327.6

Interest expense, net	(11.5)	(10.5)	(22.8)	(20.4)
Corporate special (charges) income:
Restructuring and other (charges) income	(5.6)	(9.3)	(7.3)	(13.8)
Non-operating pension and postretirement charges (3)	(9.1)	(4.5)	(18.2)	(9.0)
Acquisition-related charges	(3.2)	—	(6.6)	—
Provision for income taxes	(45.3)	(25.7)	(90.1)	(66.3)
Discontinued operations, net of income taxes	(8.1)	(8.9)	(15.5)	(16.9)
Net income attributable to FMC stockholders	$104.9	$107.2	$224.0	$201.2
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

(2)
Results for all segments including corporate expense and other income (expense) are net of noncontrolling interest of $5.4 million and $5.0 million for the three months ended June 30, 2012 and 2011 and $10.9 million and $8.4 million for the six months ended June 30, 2012 and 2011, respectively. The majority of the noncontrolling interest pertains to our Industrial Chemicals segment.

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

The following chart, which is provided to assist the readers of our financial statements, depicts certain after-tax charges (gains). These items are excluded in the measures we use to evaluate business performance and determine certain performance-based compensation. These after-tax items are discussed in detail within the “Other results of operations” section that follows. Additionally, the chart below discloses our Non-GAAP financial measure “Adjusted after-tax earnings from continuing operations attributable to FMC stockholders” reconciled from the GAAP financial measure “Net income attributable to FMC stockholders”. We believe that this measure provides useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges, non-operating pension and postretirement charges, acquisition-related charges and certain tax adjustments from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP.

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Net income attributable to FMC stockholders (GAAP)	$104.9	$107.2	$224.0	$201.2
Corporate special charges (income), pre-tax	17.9	13.8	32.1	22.8
Income tax expense (benefit) on Corporate special charges (income)	(6.4)	(4.6)	(11.7)	(7.7)
Corporate special charges (income), net of income taxes	11.5	9.2	20.4	15.1
Discontinued operations, net of income taxes	8.1	8.9	15.5	16.9
Tax adjustments	2.4	(14.8)	2.4	(15.1)
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$126.9	$110.5	$262.3	$218.1
Three months ended June 30, 2012 compared to three months ended June 30, 2011
In the discussion below, please refer to our chart titled "Segment Results Reconciliation" within the Results of Operations section. All comparisons are between the periods unless otherwise noted.
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
Agricultural Products

(in Millions)	Three Months Ended June 30		Increase/(Decrease)
	2012	2011	$	%
Revenue	$393.6	$329.6	$64.0	19%
Operating Profit	111.2	94.3	16.9	18
Revenue of $393.6 million increased approximately 19 percent versus the prior year quarter due to strong sales in Latin America and North America, offset by a slight decline in Asia and Europe/Middle East/Africa ("EMEA"). Revenue for the three months ended June 30, 2012 included approximately $12 million associated with acquisitions closed in the second half of 2011.

Revenue in Latin America of $151.8 million increased 36 percent reflecting continued strong demand in sugarcane, growth in soybean markets and sales from our joint venture, Ruralco, in Argentina which we acquired in 2011. Sales in North America of $119.1 million increased 29 percent driven by strong demand for our proprietary herbicides and higher insecticide sales. Revenue in Asia of $67.3 million decreased one percent and sales in EMEA of $55.5 million decreased three percent versus the prior period.
Agricultural Products' operating profit of $111.2 million increased approximately 18 percent compared to the year-ago quarter, reflecting the preceding paragraph's sales growth partially offset by a $12 million increase in selling, general and administrative costs mainly for focused growth initiatives and to support growth in the business. In addition, segment earnings were also impacted by higher research and development costs of $3.5 million due to higher spending associated with various innovation projects.
Specialty Chemicals

(in Millions)	Three Months Ended June 30		Increase/(Decrease)
	2012	2011	$	%
Revenue	$235.4	$228.5	$6.9	3%
Operating Profit	52.7	56.0	(3.3)	(6)
Revenue in Specialty Chemicals was $235.4 million, an increase of approximately three percent versus the prior-year quarter. The increase was driven primarily by higher selling prices across the segment, particularly in food and lithium primaries markets. Revenue for the three months ended June 30, 2012 included approximately $3 million associated with recently completed acquisitions.
BioPolymer revenue of $174.4 million increased approximately three percent from the prior-year quarter. This increase was due to favorable pricing which increased sales by five percent and revenue from acquisitions which increased sales by one percent. These increases were partially offset by unfavorable currency impacts, primarily due to the weaker Euro, which decreased sales by three percent.
Lithium revenue of $61.0 million increased approximately four percent compared to the prior-year quarter. This increase was due to higher pricing which impacted sales by five percent partially offset by unfavorable currency impacts of one percent. Lithium sales growth was led by higher selling prices in lithium primaries. Lithium continues to be impacted by tightening of supply and the lingering impacts of operational issues faced in the first quarter of 2012 which has keep volumes flat.
Segment operating profit of $52.7 million decreased by six percent versus the year ago quarter. Higher prices in both BioPolymer and Lithium were more than offset by the lingering effects of higher manufacturing costs and weather-related operating impacts at our Argentina lithium facility as well as higher raw material costs in BioPolymer and unfavorable exchange rate impacts. Selling, general and administrative expenses also increased by $3.5 million to support growth initiatives primarily in BioPolymer related to increased investment to support growth initiatives such as the natural colors effort.
Industrial Chemicals

(in Millions)	Three Months Ended June 30		Increase/(Decrease)
	2012	2011	$	%
Revenue	$277.1	$254.8	$22.3	9%
Operating Profit	42.8	36.2	6.6	18
Revenue in Industrial Chemicals was $277.1 million, an increase of approximately nine percent versus the prior-year quarter. Revenue increased due to higher pricing across the segment of six percent, higher volumes of two percent, the impact of acquisitions completed in the second half of 2011 of two percent offset by a one percent decrease due to unfavorable currency impacts.
Alkali revenues of $189.3 million were up 13 percent due to higher pricing particularly in the export market and higher volumes. Volume growth was partially related to production at our Granger facility which came on line in the middle of last year. Export demand continues to be robust, especially in Asia and Latin America.
The segment also experienced increased pricing in our Peroxygens division, where quarter revenues increased by one percent to $87.8 million. The increased pricing was primarily in our hydrogen peroxide and specialty peroxygens product lines.
Segment operating profit of $42.8 million increased approximately 18 percent versus the year ago quarter primarily as a result of the higher pricing and volumes experienced in both Alkali and Peroxygens as well as the continued favorable mix shift in

Peroxygens toward specialties applications. Partially offsetting the favorable pricing were higher royalty and manufacturing costs associated with our operations near Green River, Wyoming.
Other Results of Operations
Corporate expenses
Corporate expenses of $14.7 million in the second quarter of 2012 decreased slightly $0.9 million from $15.6 million. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.
Other income (expense), net
Other expense decreased slightly to $4.3 million in the second quarter of 2012 from $4.9 million in the same period of 2011. Other income (expense), net is included as a component of the line item “Costs of sales and services” on our condensed consolidated statements of income.
Interest expense, net
Interest expense, net for the second quarter of 2012 was $11.5 million as compared to the second quarter of 2011 of $10.5 million. The increase was primarily due to higher debt levels associated with the issuance of our 3.95% senior notes during the 4th quarter of 2011. The interest expense on these notes was $3.0 million in the second quarter of 2012. The higher interest associated with our senior notes was slightly offset by a decrease in our foreign debt interest expense during the quarter ended June 30, 2012 as compared to 2011 of approximately $2.1 million.
Corporate special (charges) income
Restructuring and other charges (income)
These charges totaled $5.6 million in the second quarter of 2012 compared to $9.3 million in the second quarter of 2011. Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income). Please see the table and further discussion regarding our restructuring and other charges (income) in Note 8 to our condensed consolidated financial statements included in this Form 10-Q. Restructuring and asset disposal charges in 2012 of $4.3 million were primarily associated with continuing charges related to facility restructurings and shutdowns which were announced in years prior to 2012. Other charges (income) net in 2012 of $1.3 million was primarily associated with charges for environmental remediation at operating sites.
Restructuring and asset disposal charges of $6.4 million in 2011 were primarily associated with charges associated with our Sodium Percarbonate shutdown which began in the second quarter of 2011. Other charges (income) net in 2011 of $2.9 million was primarily associated with charges for environmental remediation at operating sites.
The liabilities associated with the restructuring charges listed above are also included within Note 8 to our condensed consolidated financial statements included in this Form 10-Q. We believe the restructuring plans implemented are on schedule and the benefits and savings either have been or will be achieved.
Non-operating pension and postretirement charges
The charge for the three months ended June 30, 2012 was $9.1 million compared to $4.5 million for the three months ended June 30, 2011. The increase in charges was primarily the result of higher amortization impacts of actuarial losses of $4.0 million. These expenses are included as a component of the line item "Selling, general and administrative expenses" on our condensed consolidated statements of income.
Acquisition-related charges
The charge for the three months ended June 30, 2012 of $3.2 million is related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting associated with recently completed acquisitions. On the condensed consolidated statements of income, these charges are included in “Costs of sales and services”. No such charges occurred for the three months ended June 30, 2011. See Note 3 to our condensed consolidated financial statements included in this Form 10-Q for more information on our acquisitions.
Provision for income taxes
Provision for income taxes was $45.3 million for the second quarter of 2012 compared to a provision of $25.7 million for the prior year period resulting in effective tax rates of 27.7 percent and 17.5 percent, respectively. The increase in the effective tax rate is primarily a result of a reduction recorded in 2011 in our liability for unrecognized tax benefits of approximately $14.1 million as a result of settlements of audits. The remaining change represents the mix of income earned in various tax jurisdictions.
Discontinued operations, net of income taxes
Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued prior to 2002. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.
Discontinued operations, net of income taxes totaled a charge of $8.1 million for the three months ended June 30, 2012, compared to a charge of $8.9 million for the three months ended June 30, 2011. The charge for the three months ended June 30, 2012 and 2011, was primarily related to charges for legal reserves and expenses related to discontinued operations and an increase in our reserves for operating and maintenance activities for a number of environmental sites.
Net income attributable to FMC stockholders
Net income attributable to FMC stockholders decreased to $104.9 million for the three months ended June 30, 2012, from $107.2 million for the three months ended June 30, 2011. This change was primarily a result of higher interest expense, non-operating pension and postretirement charges, acquisition-related charges and a higher effective tax rate. These additional costs were partially offset by higher operating profits in Agricultural Products and Industrial Chemicals and reduced restructuring and other charges.

Six months ended June 30, 2012 compared to six months ended June 30, 2011
In the discussion below, please refer to our chart titled "Segment Results Reconciliation" within the Results of Operations section. All comparisons are between the periods unless otherwise noted.
Agricultural Products

(in Millions)	Six Months Ended June 30		Increase/(Decrease)
	2012	2011	$	%
Revenue	$847.8	$673.2	$174.6	26%
Operating Profit	241.0	194.8	46.2	24
Revenue of $847.8 million increased approximately 26 percent versus the prior year period as sales gains were achieved in all regions. Revenue for the six months ended June 30, 2012 included approximately $28 million associated with acquisitions that closed in the second half of 2011.
Sales in North America improved 30 percent to $272.1 million reflecting favorable market conditions and strong demand for our proprietary herbicides and insecticides and growth from new or recently introduced products. Latin America revenue of $344.8 million increased 40 percent reflecting a strong finish to the crop season in Brazil driven by key crops such as sugarcane, cotton and soybeans and sales from our new market access joint venture, Ruralco, in Argentina. Revenue in Asia of $139.5 million increased eight percent as a result of growth in newly-launched and acquired products. Sales in Europe, Middle East and Africa (EMEA) of $91.3 million increased four percent due to higher insecticide and fungicide volumes.
Agricultural Products' operating profit of 241.0 million increased approximately 24 percent compared to the six months ended June 30, 2011, reflecting the broad-based sales growth partially offset by a $27.3 million increase in selling, general and administrative costs mainly for focused growth initiatives and to support the higher year-to-date sales. In addition, segment earnings were also impacted by higher research and development costs of $9.2 million due to increased spending associated with various innovation projects.
In 2012, we expect full-year revenue growth in the high teens reflecting increased volumes in all regions, particularly in Latin America, North America and Asia, due to anticipated strong market conditions and growth from new and acquired products. We expect full-year segment operating profit growth in the high teens driven by the sales gains partially offset by higher spending on targeted growth initiatives.
Certain Regulatory Issues
In the European Union ("EU"), following an administrative appeals process, the European Commission's proposal to exclude our bifenthrin product from the European Commission's official list of approved pesticides, was adopted on November 30,

2009. FMC had an additional six months to sell bifenthrin in the EU, through May 2010, and subsequently, in most EU countries, there was up to 6-12 months for further sale by distributors or dealers, and use by farmers. On December 30, 2010, the French Ministry of Agriculture issued a notice adding bifenthrin, along with eight other pesticidal active ingredients, to the “Grenelle” list of pesticides. We believe that the Grenelle listing was unwarranted and contrary to French administrative law, and we are challenging the decision. At the European level, we re-submitted for reconsideration. The European Commission has reviewed the re-consideration dossier and, in December 2011, issued its recommendation that bifenthrin be included on the approved product list. During the second quarter 2012, bifenthrin was re-approved for use in the European Union. FMC will now re-submit for registrations in EU Member States. We can resume selling bifenthrin in the European market once the registrations are approved by the Member States. We expect that most registrations will be approved over the next 24 months. During 2012, however, we will not sell any bifenthrin for agricultural use into the EU, similar to the prior year, and the absence of such sales will not have a material effect on the Company's financial condition or results of operations.
We intend to defend vigorously all our products in the U.S., EU and other countries' regulatory processes where FMC's pesticide products will be reviewed in the ordinary course of regulatory programs during 2012 as part of the ongoing cycle of re-registration in countries around the world. In 2008, the Brazilian health surveillance agency informed us that they intend to review carbofuran along with 13 other major pesticides, but has yet to issue any required formal announcement that identifies their specific concerns or preliminary position on re-registration. We are cooperating and defending our product in this process. Under the Brazilian regulatory process, any recommendation would require public notice and comment as well as concurrence from the Brazilian environmental and agricultural ministries before any regulatory change is effective. Thus, we do not expect any material sales impact due to regulatory reviews in Brazil during 2012.
Specialty Chemicals

(in Millions)	Six Months Ended June 30		Increase/(Decrease)
	2012	2011	$	%
Revenue	$451.3	$438.6	$12.7	3%
Operating Profit	97.0	100.9	(3.9)	(4)
Revenue in Specialty Chemicals was $451.3 million, an increase of approximately three percent versus the prior year period. The increase was driven primarily by higher selling prices across the segment, particularly in food, pharmaceuticals and lithium primaries markets. Revenue for the six months ended June 30, 2012 included approximately $4 million associated with recently completed acquisitions.
BioPolymer revenue of $339.0 million increased approximately three percent from the six months ended June 30, 2011. This increase was due to favorable pricing which impacted sales by seven percent and revenue from acquisitions which increased sales by one percent. These increases were partially offset by decreased volumes of three percent and unfavorable currency impacts of two percent.
Lithium revenue of $112.3 million increased approximately three percent compared to the prior year. This increase was due to higher pricing which impacted sales by six percent partially offset by decreased volumes and unfavorable currency impacts which decreased sales by two percent and one percent, respectively. Lithium sales growth was led by higher selling prices in lithium primaries. Lithium continues to be impacted by tightening of supply which has impacted volumes. Lower volumes also resulted from production downtime in the first quarter of 2012, associated with our capacity expansion in Argentina, as well as the lingering effect of related operational issues.
Segment operating profit of $97.0 million decreased slightly by four percent versus the year ago period. Higher pricing in both BioPolymer and lithium were more than offset by higher raw material and manufacturing costs in BioPolymer and higher manufacturing costs and weather-related operating impacts at our Argentina lithium facility. The higher manufacturing costs in the segment were partially associated with capacity expansions in both lithium and BioPolymer as we position both businesses for enhanced growth. Selling, general and administrative expenses also increased by $7.1 million to support growth initiatives, primarily in BioPolymer.
In 2012, we expect full-year revenue growth of approximately five percent driven by higher selling prices across the segment and volume growth in BioPolymer. Full-year segment operating profit is expected to be flat with sales gains offset by the impacts of operational issues and continuing cost increases in Argentina in lithium, as well as higher raw material costs and higher spending on targeted growth initiatives in BioPolymer.

Industrial Chemicals

(in Millions)	Six Months Ended June 30		Increase/(Decrease)
	2012	2011	$	%
Revenue	$549.7	$497.3	$52.4	11%
Operating Profit	90.9	76.5	14.4	19
Revenue in Industrial Chemicals was $549.7 million, an increase of approximately 11 percent versus the prior-year period. Revenue increased due to higher pricing across the segment of six percent, higher volumes of three percent, and impact of acquisitions completed in the second half of 2011 of two percent.
Alkali revenues of $376.0 million were up 15 percent due to higher pricing particularly in the export market and higher volumes. Volume growth was partially related to full production at our Granger facility which came on line in the middle of last year. Export demand continues to be robust, especially in Asia and Latin America.
The segment also experienced increased pricing in our Peroxygens division, where quarter revenues increased by three percent to $173.7 million. The increased pricing was primarily in our hydrogen peroxide and specialty peroxygens product lines.
Segment operating profit of $90.9 million increased approximately 19 percent versus the year ago quarter primarily as a result of the higher pricing and volumes experienced in Alkali and Peroxygens as well as the continued favorable mix shift in Peroxygens toward specialties applications. Partially offsetting the favorable pricing were higher royalty and energy costs associated with our operations near Green River, Wyoming.
In 2012, we expect full-year revenue to be up in the mid-to-high single digits due to higher selling prices and volume gains in soda ash and specialty peroxygens. We expect full-year operating profit growth in the high teens, driven by higher sales and continued mix shift toward specialty peroxygens.
Venezuela Investment
Recent events in Venezuela, such as hyperinflation, devaluation of currency, government price controls, parallel exchange rates, and political issues have created significant risks and uncertainties for the Venezuelan subsidiaries of multinational corporations. We hold a noncontrolling investment in a Venezuelan phosphate business, Tripoliven C.A. The value of this investment on our consolidated balance sheet at June 30, 2012 is approximately $9 million. While there has been a lag between the declaration and payment to us of dividends from Tripoliven, we did receive dividends from Tripoliven during 2010. We do not believe there is any impairment of Tripoliven at June 30, 2012, as Tripoliven has operated as a profitable business and we expect in the future to recover at least the value of our investment. If our investment in Tripoliven were to be impaired, it would have an immaterial impact on our liquidity and consolidated financial position, but the impairment charge would have a one-time effect on our results of operations in the period in which it would be recorded.
Other Results of Operations
Corporate expenses
Corporate expenses of $28.9 million for the six months ended June 30, 2012 decreased $3.5 million from $32.4 million. The decrease is primarily driven by consulting expenses of $4.1 million incurred during the first quarter of 2011 as a result of our global procurement initiative, aimed at reducing the costs of goods and services purchased on a world-wide basis. These consulting expenses did not repeat during 2012.
Other income (expense), net
Other expense increased to $15.5 million in the six months ended June 30, 2012 from $12.2 million in the same period of 2011. The amount in 2012 was impacted by a period over period increase in our LIFO inventory reserve of $2.2 million. Additionally, the increase from 2011 to 2012 was driven by employee incentive costs of $1.5 million mainly for focused growth initiatives in the business.
Interest expense, net
Interest expense, net for the first six months of 2012 was $22.8 million as compared to the same period of 2011 of $20.4 million. The increase was primarily due to higher debt levels associated with the issuance of our 3.95% senior notes during the 4th quarter of 2011. The interest expense on these notes was $6.0 million in the first six months of 2012. The higher interest associated with our senior notes was slightly offset by a decrease in our foreign debt interest expense during the six month period ended June 30, 2012 as compared to 2011 of approximately $3.5 million.

Corporate special (charges) income
Restructuring and other charges (income)
These charges totaled $7.3 million in the six months ended June 30, 2012 compared to $13.8 million for the same period of 2011. Restructuring and asset disposal charges in 2012 of $5.4 million were primarily associated with continuing charges related to facility restructurings and shutdowns which were announced in years prior to 2012. Other charges (income) net in 2012 of $1.9 million was primarily associated with charges for environmental remediation at operating sites.
Restructuring and asset disposal charges of $9.2 million in 2011 primarily represent charges associated with our Sodium Percarbonate shutdown which began in the second quarter of 2011. Other charges (income) net in 2011 of $4.6 million were primarily associated with charges for environmental remediation at operating sites.
Non-operating pension and postretirement charges
The charge for the six months ended June 30, 2012 was $18.2 million compared to $9.0 million for the six months ended June 30, 2011. The increased charge was primarily the result of higher amortization impacts of actuarial losses of $8.0 million.
Acquisition-related charges
The charge for the six months ended June 30, 2012 of $6.6 million was related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting associated with recently completed acquisitions.
Provision for income taxes
Provision for income taxes was $90.1 million for the first six months of 2012 compared to a provision of $66.3 million for the prior year period resulting in effective tax rates of 26.5 percent and 22.6 percent, respectively. The increase in the effective tax rate was primarily the result of a reduction recorded in 2011 in our liability for unrecognized tax benefits of approximately $14.1 million as a result of settlements of audits. The remaining change represents the mix of income earned in various tax jurisdictions.
Discontinued operations, net of income taxes
Discontinued operations, net of income taxes totaled a charge of $15.5 million for the six months ended June 30, 2012, compared to a charge of $16.9 million for the six months ended June 30, 2011. The charges for 2012 and 2011 were primarily related to charges for legal reserves and expenses related to discontinued operations and an increase in our reserves for operating and maintenance activities for a number of environmental sites.
Net income attributable to FMC stockholders
Net income attributable to FMC stockholders increased to $224.0 million for the six months ended June 30, 2012, from $201.2 million for the six months ended June 30, 2011. The increase was primarily due to higher operating profits in Agricultural Products and Industrial Chemicals and decreased restructuring and other charges. These items were partially offset by the increase in interest expense, non-operating pension and postretirement charges, acquisition-related charges and a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at June 30, 2012 and December 31, 2011, were $75.5 million and $158.9 million, respectively. Of the cash and cash equivalents balance at June 30, 2012, $60.6 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings. In the event that funds from our foreign subsidiaries are repatriated to the U.S., we would be required to accrue and pay U.S. taxes on those amounts.
At June 30, 2012, we had total debt of $856.5 million as compared to $825.6 million at December 31, 2011. The increase was primarily associated with higher borrowings under our committed credit facility to support working capital requirements. Total debt included $810.0 million and $779.1 million of long-term debt (excluding current portions of $4.9 million and $19.5 million) at June 30, 2012 and December 31, 2011, respectively. Short-term debt, which consists solely of foreign borrowings, increased from $27.0 million at December 31, 2011 to $41.6 million at June 30, 2012.

Statement of Cash Flows
Cash provided by operating activities was $267.9 million and $163.0 million for the first six months of 2012 and 2011, respectively.
The table below presents the components of net cash provided (required) by operating activities.

(in Millions)	Six Months Ended June 30
	2012	2011
Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$363.5	$310.6
Significant non-cash expenses (1)	108.1	93.0
Operating income before non-cash expenses (Non-GAAP)	471.6	403.6

Change in trade receivables (2)	(64.1)	3.4
Change in inventories (3)	(90.7)	(63.6)
Change in accounts payable (4)	(87.5)	(75.2)
Change in accrued rebates (5)	142.9	80.5
Change in all other operating assets and liabilities (6)	(21.7)	(59.0)
Restructuring and other spending (7)	(5.4)	(33.2)
Environmental spending, continuing, net of recoveries (8)	(2.3)	(4.2)
Pension and other postretirement benefit contributions (9)	(33.2)	(41.6)
Cash basis operating income (Non-GAAP)	309.6	210.7

Interest payments	(13.5)	(19.4)
Tax payments	(22.0)	(23.1)
Excess tax benefits from share-based compensation	(6.2)	(5.2)

Cash provided by operating activities	$267.9	$163.0
____________________

(1)	Represents the sum of depreciation, amortization, non-cash asset write downs, share-based compensation, and pension charges.

(2)
Overall, the use of cash for trade receivables is primarily due to revenue increases, particularly for Agricultural Products' sales in Brazil where terms are significantly longer than the rest of our businesses. Receivable collections improved in 2012 in relation to the increase in 2012 revenue.

(3)
The change in inventory from 2011 to 2012 resulted in a use of cash primarily due to an inventory build to fulfill projected 2012 demand in Agricultural Products and in Specialty Chemicals' BioPolymer division.

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

(8)
Included in our income for both periods presented are environmental charges of $2.5 million and $3.0 million, respectively, for environmental remediation at our operating sites. The amounts in 2012 will be spent in years beyond second quarter 2012. The amounts in this row represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(9)	Amounts include voluntary contributions to our U.S. defined benefit plan of $28.0 million and $36.0 million, respectively.
Cash required by operating activities of discontinued operations was $20.9 million and $19.2 million for the six months ended June 30, 2012 and 2011, respectively.
This change was primarily due to an increase in legal spending partially offset by a decrease in environmental spending related to discontinued operations in the six months ended June 30, 2012, compared to the prior year period.
Cash required by investing activities was $199.0 million and $78.9 million for the six months ended June 30, 2012 and 2011, respectively.
The increase in spending during the six months ended June 30, 2012, as compared to the same period in 2011 was primarily due to the payment associated with our acquisition completed in the second quarter of 2012 and increased capital expenditures associated with capacity expansions. See Note 3 to our condensed consolidated financial statements within this Form 10-Q for more detail on acquisitions.
Cash required by financing activities was $130.9 million and $41.8 million for the six months ended June 30, 2012 and 2011, respectively.
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
Projected 2012 spending includes approximately $35 million of net environmental remediation spending. Also, we expect to spend approximately $30 million in 2012 for environmental compliance costs, which we will include as a component of costs of sales and services in our condensed consolidated statements of income since these amounts are not covered by established reserves.
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we have made voluntary contributions through June 30, 2012 of $28.0 million and intend to contribute a total of approximately $65 million in 2012. These contributions are in excess of the minimum requirements. We made voluntary contributions of $55.0 million in 2011. We do not believe that these projected contributions will have a significant negative impact on our current and future liquidity needs. However, any volatility of interest rates or negative equity returns may require greater contributions to the U.S. Plan in the future.
On July 19, 2012, we paid dividends totaling $12.4 million to our shareholders of record as of June 29, 2012. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of June 30, 2012. For the six months ended June 30, 2012 and 2011, we paid $22.9 million and $19.8 million, respectively.
On February 17, 2012, the Board authorized the repurchase of up to an additional $250 million of our common stock. At June 30, 2012, $244.8 million remained unused under the Board-authorized repurchase program. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the six months ended June 30, 2012, 3,072,540 shares were repurchased under the publicly announced repurchase program for $144.9 million.
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

Contractual Commitments
Information related to our contractual commitments at December 31, 2011 can be found in a table included within Part II, Item 7 of our 2011 consolidated financial statements on our 2011 10-K. There have been no significant changes to our contractual commitments during the six months ended June 30, 2012.

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
At June 30, 2012, our financial instrument position was a net liability of $6.2 million compared to a net liability of $5.9 million at December 31, 2011. The change in the net financial instrument position was primarily due to lower unrealized losses in our commodity and foreign exchange portfolios.
Commodity Price Risk
Energy costs are approximately nine percent of our cost of sales and services and are diversified among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2012 and December 31, 2011, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease in the net liability position of $3.3 million at June 30, 2012, compared to a $2.5 million decrease of the net liability position at December 31, 2011. A 10 percent decrease in energy market prices would result in an increase of $3.3 million in the net liability position at June 30, 2012, compared to an increase of $2.5 million of the net liability position at December 31, 2011.
Our Agricultural Products segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of June 30, 2012 and December 31, 2011 our net financial instrument position was immaterial.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2012 and December 31, 2011, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in an increase of $7.6 million in the net liability position at June 30, 2012, compared to an increase of $2.4 million in the net asset position at December 31, 2011. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in a decrease of $5.9 million in the net liability position at June 30, 2012, compared to a decrease of $2.1 million in the net asset position at December 31, 2011. As a result, the net liability position would have become a net asset position at June 30, 2012, whereas at December 31, 2011 the net asset position would have become a net liability position.
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2012 and December 31, 2011, we had no interest rate swap agreements.
Our debt portfolio, at June 30, 2012, is composed of 91 percent fixed-rate debt and nine percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2011 credit agreement, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at June 30, 2012, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $0.4 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $0.3 million for the first six months of 2012.

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
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2012, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of June 30, 2012, the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2012 and 2011, the related condensed consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2012 and 2011, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
August 1, 2012

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There have been no material developments in the legal proceedings disclosed in Part I, Item 3 of our 2011 Form 10-K. See Note 11 to the condensed consolidated financial statements included within this Form 10-Q for the legal proceeding associated with our environmental contingencies.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
Total Q1 2012	3,139,712	$47.20	3,072,540	$144,947,279	$244,811,313
April 1-30, 2012	80	$53.16	—	$—	$244,811,313
May 1-31, 2012	—	$—	—	—	$244,811,313
June 1-30, 2012	—	$—	—	$—	$244,811,313
Total Q2 2012	80	$—	—	$—	$244,811,313
Total	3,139,792	$47.20	3,072,540	$144,947,279	$244,811,313

On February 17, 2012, the Board authorized the repurchase of up to an additional $250 million of our common stock. At June 30, 2012, $244.8 million remained unused under the Board-authorized repurchase program. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the six months ended June 30, 2012, 3,072,540 shares were repurchased under the publicly announced repurchase program for $144.9 million.

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
W. Kim Foster Executive Vice President and Chief Financial Officer
Date: August 1, 2012

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED JUNE 30, 2012

Exhibit No.	Exhibit Description
12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

95	Mine Safety Disclosures

101	Interactive Data File