Form 10-Q
period 2012-09-30
FMC CORP
filed 2012-10-31
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at September 30, 2012
Common Stock, par value $0.10 per share	137,394,104

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in Millions, Except Per Share Data)	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Revenue	$902.4	$862.1	$2,748.3	$2,469.3
Costs and Expenses
Costs of sales and services	586.9	574.7	1,747.7	1,595.0

Gross margin	315.5	287.4	1,000.6	874.3

Selling, general and administrative expenses	127.6	110.6	385.0	325.4
Research and development expenses	29.5	27.8	86.4	75.5
Restructuring and other charges (income)	11.6	13.4	18.9	27.2
Total costs and expenses	755.6	726.5	2,238.0	2,023.1
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	146.8	135.6	510.3	446.2
Equity in (earnings) loss of affiliates	0.5	(0.5)	0.7	(3.1)
Interest expense, net	11.0	9.1	33.8	29.5
Income from continuing operations before income taxes	135.3	127.0	475.8	419.8
Provision for income taxes	34.4	29.8	124.5	96.1
Income from continuing operations	100.9	97.2	351.3	323.7
Discontinued operations, net of income taxes	(6.3)	(6.3)	(21.8)	(23.2)
Net income	94.6	90.9	329.5	300.5
Less: Net income attributable to noncontrolling interests	4.6	4.1	15.5	12.5
Net income attributable to FMC stockholders	$90.0	$86.8	$314.0	$288.0
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$96.3	$93.1	$335.8	$311.2
Discontinued operations, net of income taxes	(6.3)	(6.3)	(21.8)	(23.2)
Net income	$90.0	$86.8	$314.0	$288.0
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.70	$0.65	$2.43	$2.17
Discontinued operations	(0.05)	(0.04)	(0.16)	(0.16)
Net income	$0.65	$0.61	$2.27	$2.01
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.70	$0.65	$2.42	$2.16
Discontinued operations	(0.05)	(0.04)	(0.16)	(0.16)
Net income	$0.65	$0.61	$2.26	$2.00
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net Income	$94.6	$90.9	$329.5	$300.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	13.3	(21.8)	(4.9)	6.2

Derivative instruments:
Unrealized hedging gains (losses) and other	1.1	(5.5)	0.4	(2.9)
Reclassification of deferred hedging (gains) losses and other, included in net income	2.6	(1.6)	4.2	(0.4)
Total derivative instruments	3.7	(7.1)	4.6	(3.3)

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and amortization of prior service (costs) credits (2)	(1.6)	0.5	(1.2)	(0.5)
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income	6.4	4.6	22.2	15.8
Total pension and other postretirement benefits	4.8	5.1	21.0	15.3

Other comprehensive income (loss), net of tax	21.8	(23.8)	20.7	18.2
Comprehensive income	$116.4	$67.1	$350.2	$318.7
Less: Comprehensive income attributable to the noncontrolling interest	4.8	3.8	15.4	12.5
Comprehensive income attributable to FMC stockholders	$111.6	$63.3	$334.8	$306.2
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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$84.4	$158.9
Trade receivables, net of allowance of $25.5 at September 30, 2012 and $21.5 at December 31, 2011	1,009.2	931.3
Inventories	620.5	470.3
Prepaid and other current assets	157.1	173.4
Deferred income taxes	154.3	135.5
Total current assets	2,025.5	1,869.4
Investments	35.6	28.3
Property, plant and equipment, net	1,071.3	986.8
Goodwill	270.0	225.9
Other intangibles, net	211.6	187.3
Other assets	265.6	198.9
Deferred income taxes	186.3	246.9
Total assets	$4,065.9	$3,743.5
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$58.6	$27.0
Current portion of long-term debt	2.9	19.5
Accounts payable, trade and other	384.5	458.3
Accrued and other liabilities	194.5	186.2
Accrued payroll	63.1	70.6
Accrued customer rebates	278.5	115.1
Guarantees of vendor financing	27.4	18.5
Accrued pension and other postretirement benefits, current	9.2	9.2
Income taxes	68.6	15.5
Total current liabilities	1,087.3	919.9
Long-term debt, less current portion	807.9	779.1
Accrued pension and other postretirement benefits, long-term	300.7	368.7
Environmental liabilities, continuing and discontinued	195.9	213.3
Reserve for discontinued operations	42.6	41.6
Other long-term liabilities	143.4	116.8
Commitments and contingent liabilities (Note 17)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2012 or 2011	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2012 and 2011; 185,983,792 issued shares at September 30, 2012 and December 31, 2011, respectively	18.6	18.6
Capital in excess of par value of common stock	474.1	454.5
Retained earnings	2,453.0	2,176.2
Accumulated other comprehensive income (loss)	(369.2)	(390.0)
Treasury stock, common, at cost: 48,589,688 shares at September 30, 2012 and 46,309,476 shares at December 31, 2011	(1,151.9)	(1,018.7)
Total FMC stockholders’ equity	1,424.6	1,240.6
Noncontrolling interests	63.5	63.5
Total equity	1,488.1	1,304.1
Total liabilities and equity	$4,065.9	$3,743.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Nine Months Ended September 30
	2012	2011
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income	$329.5	$300.5
Discontinued operations	21.8	23.2
Income from continuing operations	$351.3	$323.7
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	100.4	94.3
Equity in (earnings) loss of affiliates	0.7	(3.1)
Restructuring and other charges (income)	18.9	27.2
Deferred income taxes	32.3	68.9
Pension and other postretirement benefits	43.0	27.9
Share-based compensation	13.7	12.5
Excess tax benefits from share-based compensation	(7.4)	(6.3)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(84.4)	—
Guarantees of vendor financing	8.9	(10.3)
Inventories	(147.4)	(94.2)
Other current assets and other assets	(43.3)	(15.8)
Accounts payable	(71.8)	(45.3)
Accrued and other current liabilities and other liabilities	12.8	4.0
Accrued payroll	(7.4)	(9.2)
Accrued customer rebates	163.6	97.1
Income taxes	64.8	(2.0)
Pension and other postretirement benefit contributions	(72.7)	(55.2)
Environmental spending, continuing, net of recoveries	(4.3)	(7.0)
Restructuring and other spending	(7.3)	(79.4)
Cash provided (required) by operating activities	364.4	327.8
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(12.2)	(12.6)
Payments of other discontinued reserves	(19.6)	(17.2)
Cash provided (required) by operating activities of discontinued operations	(31.8)	(29.8)
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Nine Months Ended September 30
	2012	2011
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(128.0)	$(119.1)
Proceeds from disposal of property, plant and equipment	0.9	0.7
Acquisitions, net of cash acquired	(114.3)	(1.5)
Investments in nonconsolidated affiliates	(9.7)	—
Other investing activities	(19.2)	(17.0)
Cash provided (required) by investing activities	(270.3)	(136.9)
Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	24.0	10.9
Increase (decrease) in short-term debt	32.3	11.8
Repayments of long-term debt	(17.3)	(90.4)
Proceeds from borrowings of long-term debt	5.4	—
Financing fees	—	(3.9)
Distributions to noncontrolling interests	(15.4)	(12.9)
Issuances of common stock, net	12.6	9.0
Excess tax benefits from share-based compensation	7.4	6.3
Dividends paid	(35.4)	(30.6)
Repurchases of common stock under publicly announced program	(144.9)	(110.0)
Other repurchases of common stock	(3.8)	(4.2)
Contingent consideration paid	(2.0)	—
Cash provided (required) by financing activities	(137.1)	(214.0)
Effect of exchange rate changes on cash and cash equivalents	0.3	0.8
Increase (decrease) in cash and cash equivalents	(74.5)	(52.1)
Cash and cash equivalents, beginning of period	158.9	161.5
Cash and cash equivalents, end of period	$84.4	$109.4
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $24.9 million and $24.8 million, and income taxes paid, net of refunds were $30.0 million and $31.5 million for the nine months ended September 30, 2012 and 2011, respectively.
See Note 13 regarding quarterly cash dividend.
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the nine months ended September 30, 2012 and 2011, and our financial position as of September 30, 2012. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.
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
Accounting guidance and regulatory items adopted in 2012
Testing Goodwill and Indefinite Life Intangible Assets for Impairment
In September 2011, the FASB issued its updated guidance for the testing of goodwill for impairment. The update allows us the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If after assessing qualitative factors it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we would need to perform a more detailed goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. The objective of this new approach is to simplify how entities test goodwill for impairment. We adopted this new guidance on January 1, 2012.
In July 2012, the FASB issued its updated guidance for the testing of indefinite life intangible assets for impairment. The updated guidance complemented the goodwill guidance issued in September of 2011, noted in the preceding paragraph, by allowing us to test for impairment utilizing a qualitative approach instead the previous quantitative assessment. We adopted this guidance during the current quarter.
There was no impact to our financial statements upon adoption of either standard.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Fair Value Measurements
In May 2011, the FASB amended its guidance about fair value measurement and disclosure. The new guidance was issued in conjunction with a new International Financial Reporting Standards ("IFRS") fair value measurement standard aimed at updating IFRS to conform with U.S. GAAP. We adopted this guidance on January 1, 2012. The adoption of this guidance did not result in modifications to our fair value measurements, however it resulted in some additional disclosures which are included within Note 16 to this Form 10-Q.
Presentation of Comprehensive Income
In June 2011, the FASB issued its guidance regarding the presentation of comprehensive income which was subsequently updated in December 2011. This guidance requires us to present total comprehensive income and its components and the components of net income in either a single continuous statement or two separate but consecutive statements. This guidance impacts the location of the disclosure of comprehensive income within our consolidated financial statements and does not result in a change to the accounting treatment of comprehensive income. Upon adoption of this guidance we have decided to present comprehensive income in a separate but consecutive statement. See the Condensed Consolidated Statements of Comprehensive Income as part of our financial statements for the new presentation.
In August 2012, the FASB issued an exposure draft which requires new disclosures for the reclassification from accumulated other comprehensive income (AOCI) to net income within the notes to the financial statements. Although the FASB has not determined an effective date for this exposure draft, this guidance would only impact disclosures within our notes to the condensed consolidated financial statements and would not result in a change to the accounting treatment of AOCI.

Note 3: Acquisitions

2012 Acquisitions
Pectine Italia:
In August 2012, we acquired the assets of Pectine Italia S.p.A. (PI). PI produces pectin, a well known stabilizer and thickening agent used widely in many foods and derived predominately from lemon peels. The company has production facilities in Milazzo, on the island of Sicily. The acquired assets of PI are reported as part of our BioPolymer division within our Specialty Chemicals segment.
Phytone:
In June 2012, we acquired 100% of the stock of Phytone Ltd (Phytone). Phytone is a natural colors producer based in the United Kingdom. Phytone's natural products and formulations are used by global customers in the food, beverage, personal care and nutrition sectors. Phytone has been consolidated into our existing BioPolymer division within our Specialty Chemicals segment.
The results of operations related to the above acquisitions have been included in our results since their respective acquisition dates.

Purchase Price:
The acquisitions discussed above were considered businesses under the U.S. GAAP business combinations accounting guidance, and therefore we applied acquisition accounting. Acquisition accounting requires, among other things, that assets and liabilities assumed be recognized at their fair values as of the acquisition date. The net assets of the combined acquisitions were recorded at the estimated fair values using Level 3 inputs (see Note 16 for an explanation of Level 3 inputs). In valuing acquired assets and liabilities, valuation inputs include an estimate of future cash flows and discount rates based on the internal rate of return and the weighted average rate of return. Transaction related costs of the above acquisitions were expensed as incurred.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The fair value of the purchase price for our 2012 acquisitions was preliminarily allocated in the table below to the assets acquired and liabilities assumed as part of the acquisitions.

Preliminary Purchase Price Allocation
(in Millions)
Current assets (primarily inventory and trade receivables) (1)	$10.0
Property, plant & equipment	22.4
Finite-lived intangible assets (2)	32.5
Goodwill (3)	42.9
Total fair value of assets acquired	107.8
Current liabilities	3.2
Deferred tax liabilities	7.5
Other liabilities	6.9
Total fair value of liabilities assumed	17.6

Total Cash Paid	$90.2
____________________

(1)	Fair value of finished good inventories acquired included a step-up in the value of approximately $0.6 million, which will be expensed to cost of sales and services during 2012.

(2)
See Note 4 for the major classes of intangible assets acquired, which primarily represent customer relationships. The weighted average useful life of the acquired finite-lived intangibles is approximately 25 years.

(3)	Goodwill largely consisted of expected revenue synergies resulting from the business combinations. None of the acquired goodwill will be deductible for income tax purposes.
Unaudited pro forma revenue and net income related to 2012 acquisitions is not presented because the pro forma impact is not material for prior periods.

2011 Acquisitions
During the third and fourth quarters of 2011, we completed five acquisitions. These acquisitions and related disclosures are described in more detail in Note 3 to the consolidated financial statements included in our 2011 Form 10-K. During the first nine months of 2012, we made $0.6 million of adjustments to the preliminary purchase price and related allocation associated with these acquisitions. These adjustments were made primarily as a result of working capital adjustments that were finalized for some of the acquisitions. See Note 4 for a reconciliation of the carrying amount of goodwill at December 31, 2011 and September 30, 2012.
The purchase price and related allocation for these five acquisitions is not considered final due to potential working capital adjustments. We do not expect any additional adjustments to be material. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis, but no later than one year from the acquisition date.
During the first nine months of 2012 we paid $24.1 million of additional purchase price related to these five acquisitions. These additional amounts were accrued for as “non-contingent consideration payable” on our December 31, 2011 condensed consolidated balance sheet and included in our purchase price allocation. The outstanding amount to be paid at September 30, 2012 was $1.8 million. During 2012 we paid $2.0 million in contingent consideration associated with the 2011 acquisitions for which we had accrued $3.5 million at December 31, 2011. The remaining amount of contingent consideration payable at September 30, 2012 was $1.5 million.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2012, are presented in the table below:

(in Millions)	Agricultural Products	Specialty Chemicals	Industrial Chemicals	Total
Balance, December 31, 2011	$12.4	$197.0	$16.5	$225.9
Acquisitions	—	42.9	—	42.9
Purchase price allocation adjustments (See Note 3)	(0.9)	0.4	(0.1)	(0.6)
Foreign currency adjustments	0.2	1.6	—	1.8
Balance, September 30, 2012	$11.7	$241.9	$16.4	$270.0
Our intangible assets, other than goodwill, consist of the following:

	September 30, 2012			December 31, 2011
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$131.0	$(6.7)	$124.3	$102.0	$(2.2)	$99.8
Patents	0.6	(0.2)	0.4	0.6	(0.1)	0.5
Trademarks and trade names	1.4	(0.1)	1.3	0.2	—	0.2
Purchased and licensed technologies	57.0	(13.3)	43.7	54.6	(9.9)	44.7
Other intangibles	4.6	(1.7)	2.9	4.1	(1.0)	3.1
	$194.6	$(22.0)	$172.6	$161.5	$(13.2)	$148.3

Intangible assets not subject to amortization (indefinite life)
Trademarks and trade names	$36.3	$—	$36.3	$36.3	$—	$36.3
In-process research & development	2.7	—	2.7	2.7	—	2.7
	$39.0	$—	$39.0	$39.0	$—	$39.0
Total intangible assets	$233.6	$(22.0)	$211.6	$200.5	$(13.2)	$187.3
At September 30, 2012, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite life
Agricultural Products	$107.2	$35.2
Specialty Chemicals	55.9	3.2
Industrial Chemicals	9.5	0.6
Total	$172.6	$39.0

Note 5: Inventories
Inventories consisted of the following:

(in Millions)	September 30, 2012	December 31, 2011
Finished goods and work in process	$366.7	$298.6
Raw materials	253.8	171.7
Net inventory	$620.5	$470.3

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	September 30, 2012	December 31, 2011
Property, plant and equipment	$2,942.9	$2,850.0
Accumulated depreciation	1,871.6	1,863.2
Property, plant and equipment, net	$1,071.3	$986.8

Note 7: Asset Retirement Obligations
As of September 30, 2012, the balance of our asset retirement obligations was $23.9 million compared to $27.0 million at December 31, 2011. A more complete description of our asset retirement obligations can be found in Note 8 to our 2011 consolidated financial statements in our 2011 10-K.

Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2012	2011	2012	2011
Restructuring Charges and Asset Disposals	$6.2	$12.3	$11.6	$21.5
Other Charges (Income), Net	5.4	1.1	7.3	5.7
Total Restructuring and Other Charges	$11.6	$13.4	$18.9	$27.2

RESTRUCTURING CHARGES AND ASSET DISPOSALS

The restructuring charges and asset disposals which commenced during 2012 are noted below. For further detail on the restructuring charges and asset disposals which commenced prior to 2012, see Note 7 to our consolidated financial statements included with our 2011 Form 10-K.

Zeolites Restructuring

We made the decision to phase out our zeolite operations in Spain and exit the product line by fourth quarter 2012. The zeolites product line in our Peroxygens division within our Industrial Chemicals segment is a regional business, principally serving the powder detergent market in Spain. Competitive disadvantages and underperforming results, have made it uneconomical for FMC to continue zeolite operations. The plant assets will operate through the fourth quarter of 2012 and therefore we will recognize approximately $4 million of additional accelerated depreciation through the end of 2012.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Zeolites Shutdown	5.7	—	—	5.7
Huelva Shutdown	—	0.3	—	0.3
Other Items (4)	—	0.2	—	0.2
Three months ended September 30, 2012	$5.7	$0.5	$—	$6.2
Sodium Percarbonate Phase-out	—	10.1	—	10.1
Huelva Shutdown	—	—	0.6	0.6
Other Items (4)	0.5	0.5	0.6	1.6
Three months ended September 30, 2011	$0.5	$10.6	$1.2	$12.3
Zeolites Shutdown	5.7	—	—	5.7
Huelva Shutdown	—	1.1	—	1.1
Other Items (4)	2.4	0.6	1.8	4.8
Nine months ended September 30, 2012	$8.1	$1.7	$1.8	$11.6
Sodium Percarbonate Phase-out	5.5	10.1	—	15.6
Huelva Shutdown	—	—	2.1	2.1
Other Items (4)	0.9	2.1	0.8	3.8
Nine months ended September 30, 2011	$6.4	$12.2	$2.9	$21.5
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

(4)	Represents charges associated with other restructuring activities, which have resulted in severance and asset disposal costs.
Roll forward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations, which are discussed in Note 7.

(in Millions)	Balance at 12/31/11 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 9/30/12 (4)
Zeolites Shutdown	$—	$5.7	$—	$—	$5.7
Sodium Percarbonate Phase-out	1.1	0.2	(1.3)	—	—
Alginates Restructuring	2.8	0.2	(0.5)	—	2.5
Huelva Restructuring	7.3	1.1	(5.0)	—	3.4
Barcelona Facility Shutdown	0.2	0.2	(0.3)	(0.1)	—
Other Workforce Related and Facility Shutdowns (1)	1.0	2.4	(0.2)	—	3.2
Total	$12.4	$9.8	$(7.3)	$(0.1)	$14.8
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(2)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. The accelerated depreciation and impairment charges noted above impacted our property, plant and equipment balances and are not included in the above tables.

(3)	Primarily foreign currency translation adjustments.

(4)	Included in “Accrued and other liabilities” and “Other long-term liabilities” on the condensed consolidated balance sheets.
OTHER CHARGES (INCOME), NET

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2012	2011	2012	2011
Environmental Charges, Net	$1.0	$1.1	$3.5	$4.1
Other, net	4.4	—	3.8	1.6
Other Charges (Income), Net	$5.4	$1.1	$7.3	$5.7
Environmental Charges, Net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites, see Note 11 for additional details.
Other, Net
During the third quarter of 2012, our Agricultural Products segment entered into a collaboration and license agreement with a third-party company for the purpose of obtaining certain technology and intellectual property rights relating to a new fungicide compound still under development. We recorded $4.4 million for these rights as a charge to "Restructuring and other charges (income)" in the condensed consolidated statements of income for the three and nine months ended September 30, 2012.

Note 9: Debt
Debt maturing within one year:
Debt maturing within one year consists of the following:

(in Millions)	September 30, 2012	December 31, 2011
Short-term debt	$58.6	$27.0
Current portion of long-term debt	2.9	19.5
Total debt maturing within one year	$61.5	$46.5
Short-term debt consisted of foreign credit lines at September 30, 2012 and December 31, 2011. We often provide parent-company guarantees to lending institutions that extend credit to our foreign subsidiaries.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Long-term debt:
Long-term debt consists of the following:

(in Millions)	September 30, 2012
	Interest Rate Percentage	Maturity Date	9/30/2012	12/31/2011
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.2-6.5%	2013-2035	$176.7	$176.7
Senior notes (less unamortized discount of $1.9 and $2.1, respectively)	3.95-5.2%	2019-2022	598.1	597.9
2011 credit agreement	3.2%	2016	24.0	—
Foreign debt	0-10.3%	2013-2020	12.0	24.0
Total long-term debt			$810.8	$798.6
Less: debt maturing within one year			2.9	19.5
Total long-term debt, less current portion			$807.9	$779.1

Letters of credit outstanding under the 2011 Credit Agreement totaled $73.4 million and $75.5 million at September 30, 2012 and December 31, 2011, respectively. Therefore, available funds under this facility were $1,402.6 million and $1,424.5 million at September 30, 2012 and December 31, 2011, respectively.
Among other restrictions, the 2011 Credit Agreement contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended September 30, 2012, was 1.3 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended September 30, 2012, was 17.3 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at September 30, 2012.

Note 10: Discontinued Operations
Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued prior to 2002. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Adjustment for workers’ compensation, product liability, and other postretirement benefits (net of income tax expense of $0.1 and $0.2 for the three and nine months ended September 30, 2012 and $0.1 for the three and nine months September 30, 2011, respectively)	$0.2	$0.1	$0.4	$0.1
Provision for environmental liabilities, net of recoveries (net of income tax benefit of $1.5 and $6.0 for the three and nine months ended September 30, 2012 and $1.4 and $7.5 for the three and nine months ended September 30, 2011, respectively) (1)	(2.4)	(2.2)	(9.9)	(12.2)
Provision for legal reserves and expenses, net of recoveries (net of income tax benefit of $2.5 and $7.6 for the three and nine months ended September 30, 2012 and $2.5 and $6.8 for the three and nine months ended September 30, 2011, respectively)	(4.1)	(4.2)	(12.3)	(11.1)
Discontinued operations, net of income taxes	$(6.3)	$(6.3)	$(21.8)	$(23.2)
____________________

(1)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the year in Note 11.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 11: Environmental Obligations
We have reserves for potential environmental obligations, which management consider probable and for which a reasonable estimate of the obligation could be made. Accordingly, we have reserves of $238.4 million and $251.2 million, excluding recoveries, at September 30, 2012 and December 31, 2011, respectively.
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $160 million at September 30, 2012. This amount has been increased by $50 million during the second quarter of 2012 due to events that have occurred at our Pocatello and Middleport sites described further below within this note. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below is a roll forward of our total environmental reserves, continuing and discontinued, from December 31, 2011 to September 30, 2012:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2011	$226.9

Provision	19.4
Spending, net of recoveries	(26.2)
Net change	(6.8)
Total environmental reserves, net of recoveries at September 30, 2012	$220.1
Environmental reserves, current, net of recoveries (1)	24.2
Environmental reserves, long-term continuing and discontinued, net of recoveries (2)	195.9
Total environmental reserves, net of recoveries at September 30, 2012	$220.1
____________________

(1)	“Current” includes only those reserves related to continuing operations. These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in “Environmental liabilities, continuing and discontinued” on the condensed consolidated balance sheets.
At September 30, 2012 and December 31, 2011, we have recorded recoveries representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” or as “Other assets” in the condensed consolidated balance sheets. The table below is a roll forward of our total recorded recoveries from December 31, 2011 to September 30, 2012:

(in Millions)	12/31/2011	Increase in Recoveries	Cash Received	9/30/2012
Environmental liabilities, continuing and discontinued	$24.3	$—	$6.0	$18.3
Other assets	58.3	—	9.7	48.6
Total	$82.6	—	$15.7	$66.9

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Our net environmental provisions relate to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2012	2011	2012	2011
Continuing operations (1)	$1.0	$1.1	$3.5	$4.1
Discontinued operations (2)	3.9	3.6	15.9	19.7
Net environmental provision	$4.9	$4.7	$19.4	$23.8
____________________
(1) Recorded as a component of “Restructuring and other charges (income)” on our condensed consolidated statements of income. See Note 8.
(2) Recorded as a component of “Discontinued operations, net of income taxes" on our consolidated statements of income. See Note 10.

On our condensed consolidated balance sheets, the net environmental provisions are recorded to the following balance sheet captions:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2012	2011	2012	2011
Environmental reserves (1)	$4.9	$5.0	$19.4	$35.1
Other assets (2)	—	(0.3)	—	(11.3)
Net environmental provision	$4.9	$4.7	$19.4	$23.8
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

Pocatello
Our decommissioned Pocatello plant partially resides on fee land of the Shoshone-Bannock Tribes' (the “Tribes”) reservation. For a number of years, we engaged in disputes with the Tribes concerning their attempts to regulate our activities on the reservation. On March 6, 2006, a U.S. District Court Judge found that the Tribes were a third-party beneficiary of a 1998 RCRA Consent Decree and ordered us to apply for any applicable Tribal permits relating to the nearly-complete RCRA Consent Decree work. The third-party beneficiary ruling was later reversed by the Ninth Circuit Court of Appeals, but the permitting process continued in the tribal legal system. We applied for the tribal permits, but preserved objections to the Tribes' jurisdiction.
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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Following the issuance of the Tribal Appellate Court's decision, the Tribes filed a motion to correct errors in the Court's decision and to seek fees and costs on appeal. We opposed that motion and filed our own motion to strike certain portions of the decision and supplement the record. Those motions are scheduled to be heard in November 2012.
After we exhaust the Tribal administrative and judicial process, we intend to file an action in the United States District Court seeking declaratory and injunctive relief on the grounds that the Tribes lacked jurisdiction over us. We will argue that in accordance with a U.S. Supreme Court decision, we neither consented to jurisdiction, nor engaged in conduct that threatened the political integrity, economic security or health and welfare of tribal members; therefore the exceptions under which Tribes may assert jurisdiction over non-Indian owners of fee land within a reservation have not been met. Should we prevail on that theory and the Tribes subsequently try to enforce the 1998 Agreement in federal court, we have a number of defenses, including the termination of the agreement.
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
On June 15, 2012, the Agencies issued a draft Statement of Basis under RCRA that proposes a CMA that would require us to remediate contamination in approximately 180 residential properties in Middleport to a standard of 20 ppm on a point-to-point basis. We believe that this proposed CMA is overly conservative and not supported under New York State law. The Middleport community has expressed objections to the Agencies' draft Statement of Basis on the grounds that it is not supported by site-specific risk assessment and would be disruptive to the community. The Agencies are in the process of reviewing comments received during the public comment period, which closed on August 13, 2012.
The amount of our reserve recorded for this site is $50.3 million and $47.0 million at September 30, 2012 and December 31, 2011, respectively. Our reserve continues to include the estimated liability for clean-up to reflect the costs associated with our recommended CMA. However, we have increased our estimated reasonably possible environmental loss contingencies exposure to reflect the additional cost of the CMA proposed in the draft Statement of Basis.

Note 12: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were no potential common shares excluded from Diluted EPS for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2011 there were 430,812 potential common shares were excluded from Diluted EPS, respectively.
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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

allocated to both common shares and participating securities based on the weighted average number of shares outstanding during the period.
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Earnings (loss) attributable to FMC stockholders:
Income from continuing operations attributable to FMC stockholders	$96.3	$93.1	$335.8	$311.2
Discontinued operations, net of income taxes	(6.3)	(6.3)	(21.8)	(23.2)
Net income	$90.0	$86.8	$314.0	$288.0
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.4)	(0.4)	(1.4)	(1.4)
Net income allocable to common stockholders	$89.6	$86.4	$312.6	$286.6

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.70	$0.65	$2.43	$2.17
Discontinued operations	(0.05)	(0.04)	(0.16)	(0.16)
Net income	$0.65	$0.61	$2.27	$2.01

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.70	$0.65	$2.42	$2.16
Discontinued operations	(0.05)	(0.04)	(0.16)	(0.16)
Net income	$0.65	$0.61	$2.26	$2.00

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	137,373	141,942	137,731	142,602
Weighted average additional shares assuming conversion of potential common shares	1,015	1,126	1,123	1,252
Shares – diluted basis	138,388	143,068	138,854	143,854

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 13: Equity
Refer to the table below for a reconciliation of equity, equity attributable to the parent, and equity attributable to noncontrolling interests for the nine months ended September 30, 2012:

(in Millions, Except Per Share Data)	FMC’s Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2011	$1,240.6	$63.5	$1,304.1
Net income	314.0	15.5	329.5
Stock compensation plans	25.6	—	25.6
Excess tax benefits from share-based compensation	7.4	—	7.4
Shares for benefit plan trust	2.2	—	2.2
Net pension and other benefit actuarial (gains)/losses and prior service cost, net of income tax expense of $13.7 (1)	21.0	—	21.0
Net hedging (gains) losses and other, net of income tax expense of $2.8 (1)	4.6	—	4.6
Foreign currency translation adjustments (1)	(4.8)	(0.1)	(4.9)
Dividends ($0.09 per share)	(37.3)	—	(37.3)
Repurchases of common stock	(148.7)	—	(148.7)
Distributions to noncontrolling interests	—	(15.4)	(15.4)
Balance at September 30, 2012	$1,424.6	$63.5	$1,488.1
____________________

(1)	See Condensed Consolidated Statements of Comprehensive Income.
Dividends and Share Repurchases
On October 18, 2012, we paid dividends totaling $12.4 million to our shareholders of record as of September 28, 2012. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of September 30, 2012. For the nine months ended September 30, 2012 and 2011, we paid $35.4 million and $30.6 million in dividends, respectively.

On February 17, 2012, the Board authorized the repurchase of up to an additional $250 million of our common stock. At September 30, 2012, $244.8 million remained unused under the Board-authorized repurchase program. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the nine months ended September 30, 2012, 3,072,540 shares were repurchased under the publicly announced repurchase program for $144.9 million.

See Note 1 regarding the stock split.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 14: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income) for the three and nine months ended September 30, 2012 and 2011:

(in Millions)	Three Months Ended September 30				Nine Months Ended September 30
	Pensions		Other Benefits		Pensions		Other Benefits
	2012	2011	2012	2011	2012	2011	2012	2011
Components of net annual benefit cost (income):
Service cost	$5.1	$4.6	$—	$—	$15.2	$14.4	$0.1	$0.2
Interest cost	15.6	15.3	0.4	0.3	46.1	46.1	1.0	1.5
Expected return on plan assets	(19.0)	(20.6)	—	—	(57.4)	(61.8)	—	—
Amortization of prior service cost (credit)	0.4	0.5	—	(0.4)	1.5	1.5	(0.1)	(0.6)
Recognized net actuarial and other (gain) loss	11.9	8.9	(0.8)	(0.5)	38.4	27.3	(1.8)	(0.7)
Net periodic benefit cost from continuing operations	$14.0	$8.7	$(0.4)	$(0.6)	$43.8	$27.5	$(0.8)	$0.4
We made voluntary cash contributions to our U.S. defined benefit pension plan of $65.0 million in the nine months ended September 30, 2012. We do not expect to make any additional voluntary cash contributions to the plan for 2012.

Note 15: Income Taxes
Provision for income taxes was $34.4 million resulting in an effective tax rate of 25.4 percent compared to expense of $29.8 million resulting in an effective tax rate of 23.5 percent for the three months ended September 30, 2012 and 2011, respectively. The increase in the effective tax rate was primarily associated with tax benefit adjustments recognized in 2011 for prior year tax matters that did not repeat in 2012.
Provision for income taxes was $124.5 million resulting in an effective tax rate of 26.2 percent compared to expense of $96.1 million resulting in an effective tax rate of 22.9 percent for the nine months ended September 30, 2012 and 2011, respectively. The increase in the effective tax rate was primarily a result of a reduction recorded in 2011 in our liability for unrecognized tax benefits of approximately $14.1 million as a result of settlements of audits and benefits recognized in 2011 that did not repeat in 2012.

Note 16: Financial Instruments, Risk Management and Fair Value Measurements
Our financial instruments include cash and cash equivalents, trade receivables, other current assets, certain receivables classified as other long-term assets, accounts payable, and amounts included in investments and accruals meeting the definition of financial instruments. The carrying value of these financial instruments approximates their fair value. Our other financial instruments include the following:

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

and option contracts are included in the tables within this Note. The estimated fair value of debt is $958.8 million and $866.8 million and the carrying amount is $869.4 million and $825.6 million as of September 30, 2012 and December 31, 2011, respectively.
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
As of September 30, 2012, we had open foreign currency forward contracts in AOCI in a net loss position of $1.9 million, before-tax ($1.3 million, after-tax), designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2013. At September 30, 2012, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $475.3 million.
As of September 30, 2012, we had current open commodity contracts in AOCI in a net loss position of $0.1 million, before-tax, designated as cash flow hedges of underlying forecasted purchases, primarily natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2013. At September 30, 2012, we had 9.1 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $1.3 million of net losses after-tax, representing both open foreign currency exchange contracts and open commodity contracts, $1.8 million of these losses would be realized in earnings during the twelve months ending September 30, 2013 and $0.5 million of net gains will be realized subsequent to September 30, 2013, if spot rates in the future are consistent with forward rates as of September 30, 2012. The actual effect on earnings will be dependent on actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

entered into offsetting commodity contracts to hedge our exposure. Both the change in fair value of the soybean barter contracts and the offsetting commodity contracts are recorded in earnings.
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $484.4 million at September 30, 2012. We held 0.2 million bushels in aggregate notional volume of outstanding soybean contracts to hedge outstanding barter contracts at September 30, 2012.
The following table provides the fair value and balance sheet presentation of our derivative instruments as of September 30, 2012 and December 31, 2011.

(in Millions)		September 30, 2012	December 31, 2011
	Balance Sheet Location	Fair Value
Derivatives Designated as Cash Flow Hedges
Foreign exchange contracts	Prepaid and other current assets	$0.5	$8.4
Commodity contracts:
Energy contracts	Prepaid and other current assets	0.5	0.5
Other contracts	Prepaid and other current assets	0.2	—
Total Derivative Assets		$1.2	$8.9

Foreign exchange contracts	Accrued and other liabilities	(2.7)	(10.3)
Commodity contracts:
Energy contracts	Accrued and other liabilities	(0.7)	(8.0)
Total Derivative Liabilities		$(3.4)	$(18.3)
Net Derivative Assets/(Liabilities)		$(2.2)	$(9.4)

Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Prepaid and other current assets	$0.2	$3.5
Commodity contracts:
Soybean contracts	Prepaid and other current assets	0.5	—
Total Derivative Assets		$0.7	$3.5

Foreign exchange contracts	Accrued and other liabilities	(0.9)	—
Commodity contracts:
Soybean contracts	Accrued and other liabilities	(0.5)	—
Total Derivative Liabilities		$(1.4)	$—
Net Derivative Assets/(Liabilities)		$(0.7)	$3.5
The information included in the above chart is also presented in our fair value table included below.
The following tables provide the impact of derivative instruments and related hedged items on the condensed consolidated statements of income for the three and nine months ended September 30, 2012 and 2011.

Derivatives in Cash Flow Hedging Relationships

(in Millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Three Months Ended September 30		Three Months Ended September 30		Three Months Ended September 30
	2012	2011	2012	2011	2012	2011
Foreign exchange contracts	$1.1	$(6.3)	$(1.7)	$3.0	$(0.3)	$(0.3)
Commodity contracts:
Energy contracts	2.6	(0.7)	(2.3)	(1.7)	—	—
Total	$3.7	$(7.0)	$(4.0)	$1.3	$(0.3)	$(0.3)

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions)	Amount of Gain or (Loss) Recognized in OCI on Derivatives, net of tax (Effective Portion)		Amount of Pre-tax Gain or (Loss) Reclassified from AOCI into Income (Effective Portion) (a)		Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) (a)
	Nine Months Ended September 30		Nine Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011	2012	2011
Foreign exchange contracts	$—	$(4.5)	$2.0	$4.8	$—	$(0.1)
Commodity contracts:
Energy contracts	4.5	1.1	(8.7)	(5.5)	(0.1)	—
Other	0.1	—	—	—	—	—
Total	$4.6	$(3.4)	$(6.7)	$(0.7)	$(0.1)	$(0.1)
____________________

(a)	Amounts are included in “Cost of sales and services” on the condensed consolidated statements of income.

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30		Nine Months Ended September 30
(in Millions)		2012	2011	2012	2011
Foreign Exchange contracts	Cost of Sales and Services	$(8.2)	$(2.1)	$11.1	$(4.6)
Commodity contracts:
Energy contracts	Cost of Sales and Services	—	—	—	(0.2)
Total		$(8.2)	$(2.1)	$11.1	$(4.8)

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
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011. During the periods presented there were no transfers between fair-value hierarchy levels.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions)	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities: (2)
Energy contracts	0.5	—	0.5	—
Other contracts	0.7	—	0.7	—
Derivatives – Foreign Exchange (2)	0.7	—	0.7	—
Deferred compensation arrangement (3)	32.1	32.1	—	—
Total Assets	$34.0	$32.1	$1.9	$—

Liabilities
Derivatives – Commodities: (4)
Energy contracts	$0.7	$—	$0.7	$—
Other contracts	0.5	—	0.5	—
Derivatives – Foreign Exchange (4)	3.6	—	3.6	—
Acquisition (5)	1.5	—	—	1.5
Deferred compensation arrangement (6)	38.8	38.8	—	—
Total Liabilities	$45.1	$38.8	$4.8	$1.5

(in Millions)	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities:
Common Stock (1)	$0.1	$0.1	$—	$—
Derivatives – Commodities: (2)
Energy contracts	0.5	—	0.5	—
Derivatives – Foreign Exchange (2)	11.9	—	11.9	—
Other (3)	20.9	20.9	—	—
Total Assets	$33.4	$21.0	$12.4	$—

Liabilities
Derivatives – Commodities: (4)
Energy contracts	$8.0	$—	$8.0	$—
Derivatives – Foreign Exchange (4)	10.3	—	10.3	—
Acquisition (5)	3.5	—	—	3.5
Other (6)	31.8	31.8	—	—
Total Liabilities	$53.6	$31.8	$18.3	$3.5
____________________

(1)	Amounts included in “Investments” in the condensed consolidated balance sheets.

(2)	Amounts included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

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

The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our condensed consolidated balance sheets during the nine months ended September 30, 2012 and the year ended December 31, 2011. See Note 3 for the assets and liabilities measured on a non-recurring basis at fair value associated with our acquisitions.

(in Millions)	Nine months ended September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Nine Months Ended September 30, 2012)
Assets
Long-lived assets to be abandoned (1)	$—	$—	$—	$—	$(1.8)
Total Assets	$—	$—	$—	$—	$(1.8)

Liabilities
Liabilities associated with exit activities (2)	$5.7	$—	$5.7	$—	$(5.7)
Total Liabilities	$5.7	$—	$5.7	$—	$(5.7)
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

(2)	This amount represents severance liabilities associated with the Zeolites shutdown as further described in Note 8.

(in Millions)	Year ended December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2011)
Assets
Long-lived assets to be abandoned (1)	$2.3	$—	$—	$2.3	$(16.4)
Total Assets	$2.3	$—	$—	$2.3	$(16.4)

Liabilities
Liabilities associated with exit activities (2)	5.5	—	5.5	—	(5.5)
Total Liabilities	$5.5	$—	$5.5	$—	$(5.5)
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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at September 30, 2012:

(in Millions)
Guarantees:
Guarantees of vendor financing	$27.4
Foreign equity method investment debt guarantees	7.7
Other debt guarantees	16.0
Total	$51.1
We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil and Mexico, for their seasonal borrowing. The total of these guarantees was $27.4 million and $18.5 million at September 30, 2012 and December 31, 2011, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”. The change in the guarantees is generally due to the seasonality of the Agricultural Products business.
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
Contingencies

Hydrogen Peroxide competition / antitrust litigation. We are subject to actions brought by private plaintiffs relating to alleged violations of European and Canadian competition and antitrust laws, as further described below.

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

Canadian antitrust actions. In 2005 after public disclosures of the U.S. federal grand jury investigation into the hydrogen peroxide industry (which resulted in no charges brought against us) and the filing of various class actions in U.S. federal and state courts, which have all been settled, putative class actions against us and five other major hydrogen peroxide producers were filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. The other five defendants have settled these claims for a total of approximately $20.6 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide from 1994 to 2005. Our motion for leave to appeal the class certification decision was denied in June 2010. Since then, the case has been largely dormant. In early 2012 the parties began a more detailed dialogue on discovery and at a hearing on April 5, 2012, they requested the judge to issue more specific guidance on document production. The court instead stayed the litigation pending resolution by the Canadian Supreme Court of the viability of indirect purchaser claims. The Canadian Supreme Court heard argument on that issue in October 2012. Since the proceedings are in the preliminary stages with respect to the merits, we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend these matters.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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

New York environmental claim. In late June 2004, we were served in a lawsuit captioned “Lewis et al v. FMC Corporation”, which was filed in United States District Court for the Western District of New York. The suit was brought by thirteen residents of Middleport, New York who alleged that we violated certain state and federal environmental laws and sought injunctive relief and monetary damages for personal injuries and property damage in connection with such alleged violations. A motion for summary judgment was decided in our favor on March 29, 2011. On April 28, 2011, the plaintiffs filed an appeal of that decision to the U.S. Court of Appeals for the Second Circuit, but failed to perfect the appeal, and the case was dismissed. The plaintiffs filed a new complaint in New York state court in late September 2011 on the state law claims on which the federal district judge did not rule in granting the summary judgment motion in the original lawsuit (nuisance, personal injury and property damage). In October 2011, we removed the new lawsuit from the state court to federal court based on diversity of citizenship and filed a motion to dismiss the case on the basis of improper and untimely service of process. The motion was before the same district court judge to whom the original federal suit was assigned. The judge held an evidentiary hearing on July 11, 2012 for the parties to present factual evidence regarding the events surrounding service of process. On August 23, 2012, the judge entered an order dismissing the lawsuit with prejudice on the basis that service was ineffective and occurred on the last day allowable by law. The deadline for filing an appeal has now expired without plaintiffs having taken any action to appeal.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 18: Segment Information

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenue
Agricultural Products	$423.6	$382.1	$1,271.4	$1,055.3
Specialty Chemicals	226.3	217.9	677.6	656.5
Industrial Chemicals	254.2	264.0	803.8	761.3
Eliminations	(1.7)	(1.9)	(4.5)	(3.8)
Total	$902.4	$862.1	$2,748.3	$2,469.3
Income from continuing operations before income taxes
Agricultural Products	$99.8	$80.9	$340.8	$275.7
Specialty Chemicals	44.0	47.6	141.0	148.5
Industrial Chemicals	36.5	36.0	127.4	112.5
Eliminations	—	—	—	—
Segment operating profit	180.3	164.5	609.2	536.7
Corporate	(15.3)	(12.8)	(44.2)	(45.2)
Other income (expense), net (1)	(3.0)	(2.9)	(18.5)	(15.1)
Operating profit before the items listed below (2)	162.0	148.8	546.5	476.4
Interest expense, net	(11.0)	(9.1)	(33.8)	(29.5)
Restructuring and other income (charges) (3)	(11.6)	(13.4)	(18.9)	(27.2)
Non-operating pension and postretirement (charges) income (4)	(8.1)	(3.4)	(26.3)	(12.4)
Acquisition-related charges (5)	(0.6)	—	(7.2)	—
Provision for income taxes	(34.4)	(29.8)	(124.5)	(96.1)
Discontinued operations, net of income taxes	(6.3)	(6.3)	(21.8)	(23.2)
Net income attributable to FMC stockholders	$90.0	$86.8	$314.0	$288.0
_________________________________________

(1)
Other income (expense), net is comprised primarily of last-in, first-out (“LIFO”) inventory adjustments and certain employee benefits, including incentive compensation. Our business segments account for their domestic inventory utilizing a first-in-first-out ("FIFO") basis of accounting. The LIFO inventory adjustments are not allocated to the business segments and therefore are recorded to "Other income (expense), net".

(2)
Results for all segments including corporate expense and other income (expense) are net of noncontrolling interests of $4.6 million and $15.5 million in the three and nine months ended September 30, 2012, and $4.1 million and $12.5 million in the three and nine months ended September 30, 2011, respectively. The majority of the noncontrolling interests pertain to our Industrial Chemicals segment.

(3)
See Note 8 for details of restructuring and other charges (income). Amounts for the three months ended September 30, 2012, relate to Agricultural Products of $4.4 million, Specialty Chemicals of $0.1 million, Industrial Chemicals of $6.1 million and Corporate $1.0 million. Amounts for the three months ended September 30, 2011, relate to Agricultural Products of $0.5 million, Specialty Chemicals of $0.5 million, Industrial Chemicals of $11.2 million and Corporate of $1.2 million. Amounts for the nine months ended September 30, 2012, relate to Agricultural Products of $6.1 million, Industrial Chemicals of $9.8 million and Corporate of $3.0 million. Amounts for the nine months ended September 30, 2011, relate to Agricultural Products of $1.2 million, Specialty Chemicals of $2.1 million, Industrial Chemicals of $19.7 million and Corporate of $4.2 million.

(4)
Our non-operating pension and postretirement costs are defined as those costs related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We exclude these non-operating pension and postretirement costs from our segments as we believe that removing them provides a better understanding of the underlying profitability of our businesses, provides increased transparency and clarity in the performance of our retirement plans and enhances period-over-period comparability. We continue to include the service cost and amortization of prior service cost in our operating segments noted above. We believe these elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(5)
These charges were related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting. The charges for the three and nine months ended September 30, 2012 primary relate to a number of acquisitions completed in 2011, further described in Note 3. On the condensed consolidated statements of income, the charges presented are included in “Costs of sales and services”. No such charges occurred for the three and nine months ended September 30, 2011.

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
We adopted new accounting pronouncements related to indefinite-lived intangible asset and goodwill impairment testing in the current period. The adoption of the new guidance did not have an effect on our results of operations or financial condition. Aside from the adoption of this new accounting policy, we did not make any changes to our accounting policies that would have changed our critical accounting policies.
RECENTLY ISSUED AND ADOPTED ACCOUNTING PRONOUNCEMENTS AND REGULATORY ITEMS
See Note 2 to our condensed consolidated financial statements included in this Form 10-Q for a discussion of recently adopted accounting guidance and other new accounting guidance.

OVERVIEW

We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: Agricultural Products, Specialty Chemicals and Industrial Chemicals. Our Agricultural Products segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides and fungicides – with particular strength in insecticides and herbicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as pest control in non-agricultural markets. Specialty Chemicals consists of our BioPolymer and lithium businesses. This segment focuses on food ingredients that are used to enhance texture, color, structure and physical stability, pharmaceutical additives for binding, encapsulation and disintegrant applications, ultrapure biopolymers for medical devices and lithium for energy storage, specialty polymers and pharmaceutical synthesis. Our Industrial Chemicals segment manufactures a wide range of inorganic materials, including soda ash, hydrogen peroxide, specialty peroxygens and silicates. This segment serves a diverse group of markets, from economically-sensitive industrial sectors to technology-intensive specialty markets. The products in this segment are sought by customers for their critical reactivity or specific functionality in markets such as glass, detergents, chemicals and pulp and paper.
Third Quarter 2012 Highlights

The following are the more significant developments in our businesses during the three months ended September 30, 2012:

•
Revenue of $902.4 million for the three months ended September 30, 2012 increased $40.3 million or five percent versus the same period last year. Included in this increase was approximately $23 million associated with recently completed acquisitions. Revenue increases are primarily associated with our Agricultural Products and Specialty Chemicals businesses. A more detailed review of revenues by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in Asia were up two percent, sales in Latin America grew 18 percent and sales in North America were up 4 percent, while sales in Europe, Middle East and Africa decreased by 13 percent.

•
Our gross margin, excluding acquisition-related charges, increased by $28.7 million or approximately 10 percent to $316.1 million versus last year's third quarter driven by higher volumes and selling prices partially offset by negative exchange rate impacts. Gross margin percent of 35 percent increased approximately two percent, driven by higher selling prices and improved mix partially offset by higher costs.

•
Selling, general and administrative expenses, excluding non-operating pension and postretirement charges, increased approximately $12.3 million or 11 percent to $119.5 million, largely due to increased spending on targeted growth initiatives and to meet the growth in our business. The majority of these increases were experienced in our Agricultural Products segment.

•	Research and Development expenses of $29.5 million increased $1.7 million or six percent, largely due to increased spending in Agricultural Products associated with various innovation projects.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $109.4 million increased $10.2 million or 10 percent primarily due to higher operating results in our Agricultural Products. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

•
We made the decision to phase out our zeolite operations in Spain and exit the product line by fourth quarter 2012. The majority of the restructuring charges associated with this announcement will take place in the third and fourth quarters of 2012 as operations at the plant wind down.

•	We also completed the following growth initiatives:

◦
In August 2012, we acquired the assets of Pectine Italia S.p.A. (PI). PI produces pectin, a stabilizer and thickening agent used widely in many foods and derived predominately from lemon peels. This acquisition will enable us to enter the pectin market which complements our portfolio of texturant product lines which is part of our BioPolymer division within our Specialty Chemicals segment.

◦
In September 2012, our Agricultural Products segment entered into a collaboration and license agreement with a third-party company for the purpose of obtaining certain technology and intellectual property rights relating to a new fungicide compound still under development. This new carboximide-class broad spectrum fungicide will expand of our current fungicide portfolio.

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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Revenue
Agricultural Products	$423.6	$382.1	$1,271.4	$1,055.3
Specialty Chemicals	226.3	217.9	677.6	656.5
Industrial Chemicals	254.2	264.0	803.8	761.3
Eliminations	(1.7)	(1.9)	(4.5)	(3.8)
Total	$902.4	$862.1	$2,748.3	$2,469.3
Income (loss) from continuing operations before income taxes
Agricultural Products	$99.8	$80.9	$340.8	$275.7
Specialty Chemicals	44.0	47.6	141.0	148.5
Industrial Chemicals	36.5	36.0	127.4	112.5
Eliminations	—	—	—	—
Segment operating profit	180.3	164.5	$609.2	$536.7
Corporate	(15.3)	(12.8)	(44.2)	(45.2)
Other income (expense), net (1)	(3.0)	(2.9)	(18.5)	(15.1)
Operating profit before the items listed below (2)	162.0	148.8	546.5	476.4

Interest expense, net	(11.0)	(9.1)	(33.8)	(29.5)
Corporate special (charges) income:
Restructuring and other (charges) income	(11.6)	(13.4)	(18.9)	(27.2)
Non-operating pension and postretirement charges (3)	(8.1)	(3.4)	(26.3)	(12.4)
Acquisition-related charges	(0.6)	—	(7.2)	—
Provision for income taxes	(34.4)	(29.8)	(124.5)	(96.1)
Discontinued operations, net of income taxes	(6.3)	(6.3)	(21.8)	(23.2)
Net income attributable to FMC stockholders	$90.0	$86.8	$314.0	$288.0
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

(2)
Results for all segments including corporate expense and other income (expense) are net of noncontrolling interest of $4.6 million and $4.1 million for the three months ended September 30, 2012 and 2011 and $15.5 million and $12.5 million for the nine months ended September 30, 2012 and 2011, respectively. The majority of the noncontrolling interest pertains to our Industrial Chemicals segment.

(3)
Our non-operating pension and postretirement costs are defined as those costs related to interest, expected return on plan assets, amortized actuarial gains and losses and the impacts of any plan curtailments or settlements. These costs are primarily related to changes in pension plan assets and liabilities which are tied to financial market performance and we consider these costs to be outside our operational performance. We exclude these non-operating pension and postretirement costs from our segments as we believe that removing them provides a better understanding of the underlying profitability of our businesses, provides increased transparency and clarity in the performance of our retirement plans and enhances period-over-period comparability. We continue to include the service cost and amortization of prior service cost in our operating segments noted above. We believe these elements reflect the current year operating costs to our businesses for the employment benefits provided to active employees.

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

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Net income attributable to FMC stockholders (GAAP)	$90.0	$86.8	$314.0	$288.0
Corporate special charges (income), pre-tax	20.3	16.8	52.4	39.6
Income tax expense (benefit) on Corporate special charges (income)	(7.1)	(5.5)	(18.8)	(13.2)
Corporate special charges (income), net of income taxes	13.2	11.3	33.6	26.4
Discontinued operations, net of income taxes	6.3	6.3	21.8	23.2
Tax adjustments	(0.1)	(5.2)	2.3	(20.3)
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$109.4	$99.2	$371.7	$317.3
Three months ended September 30, 2012 compared to three months ended September 30, 2011
In the discussion below, please refer to our chart titled "Segment Results Reconciliation" within the Results of Operations section. All comparisons are between the periods unless otherwise noted.
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
Agricultural Products

($ in Millions)	Three Months Ended September 30		Increase/(Decrease)
	2012	2011	$	%
Revenue	$423.6	$382.1	$41.5	11%
Operating Profit	99.8	80.9	18.9	23
Revenue of $423.6 million increased approximately 11 percent versus the prior year quarter due to volume growth in Latin America, North America and Asia, offset by a decline Europe/Middle East/Africa ("EMEA"). Revenue for the three months ended September 30, 2012 included approximately $12 million primarily associated with the Rovral and Sportak acquisitions that closed in the fourth quarter of 2011.

Revenue in Latin America of $268.1 million increased 18 percent reflecting continued strong market conditions in the region particularly Brazil, driven by increased planted area for key crops, growth in soybean markets and sales from our joint venture, Ruralco, in Argentina which we acquired in 2011. Sales in North America of $55.2 million increased 12 percent driven by increased demand for our proprietary insecticides due to strong pest pressure in the quarter. Revenue in Asia of $66.5 million increased three percent while sales in EMEA of $33.8 million decreased 17 percent versus the prior period due to unfavorable product mix and unfavorable currency impacts.
Agricultural Products' operating profit of $99.8 million increased approximately 23 percent compared to the year-ago quarter, reflecting the preceding paragraph's sales growth partially offset by a $8.6 million increase in selling, general and administrative costs mainly for focused growth initiatives and to support growth in the business.
Specialty Chemicals

($ in Millions)	Three Months Ended September 30		Increase/(Decrease)
	2012	2011	$	%
Revenue	$226.3	$217.9	$8.4	4%
Operating Profit	44.0	47.6	(3.6)	(8)
Revenue in Specialty Chemicals was $226.3 million, an increase of approximately four percent versus the prior-year quarter. The increase was driven primarily by incremental revenue of $6 million associated with recently completed acquisitions. Higher selling prices across the segment also drove higher revenues which were partially offset by unfavorable currency impacts.
BioPolymer revenue of $173.7 million increased approximately six percent from the prior-year quarter. This increase was due to favorable pricing which increased sales by six percent and revenue from acquisitions which increased sales by four percent. Offsetting these increases were unfavorable currency impacts, primarily due to the weaker Euro of four percent as compared to prior-year quarter.
Lithium revenue of $52.6 million decreased approximately one percent compared to the prior-year quarter. During the quarter Lithium experienced higher pricing which increased sales by six percent but which were offset by reduced volumes of six percent and unfavorable currency impacts of one percent. Lithium continues to be impacted by the lingering impacts of operational issues which has impacted volumes.
Segment operating profit of $44.0 million decreased by eight percent versus the year ago quarter. The increase in revenue was more than offset by higher operating costs, particularly from the extended planned outage in Lithium's Argentina facility, as well as higher raw material costs, growth related spending in BioPolymer and unfavorable exchange rate impacts.
Industrial Chemicals

($ in Millions)	Three Months Ended September 30		Increase/(Decrease)
	2012	2011	$	%
Revenue	$254.2	$264.0	$(9.8)	(4)%
Operating Profit	36.5	36.0	0.5	1
Revenue in Industrial Chemicals was $254.2 million, a decrease of approximately four percent versus the prior-year quarter. Revenue decreased due to lower volumes and unfavorable currency impacts which reduced revenue by five and two percent, respectively. Slightly offsetting these decreases is the impact of acquisitions completed in the fourth quarter of 2011 of two percent and higher pricing which resulted in an increase to revenue of two percent.
Alkali revenues of $173.5 million decreased two percent as higher overall pricing was more than offset by lower volumes, of which nearly half the volume shortfall was related to a delay in certain export shipments at the end of September.
Peroxygens revenues of $80.7 million decreased seven percent compared to the prior year quarter. The decrease was due to unfavorable currency impacts and lower volumes primarily in the persulfate market.
Segment operating profit of $36.5 million increased approximately one percent versus the year ago quarter. The increase was a result of higher average pricing in Alkali, partially offset by lower volumes in Peroxygens and Alkali and the negative impacts of the poor performance of the zeolites product line which we have announced we are exiting by the end of this year.

Other Results of Operations
Corporate expenses
Corporate expenses of $15.3 million in the third quarter of 2012 increased slightly by $2.5 million from $12.8 million in the same period in 2011. The increase was related to higher costs to support growth activities. Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.
Other income (expense), net
Other expense increased slightly to $3.0 million in the third quarter of 2012 from $2.9 million in the same period in 2011. Other income (expense), net is included as a component of the line item “Costs of sales and services” on our condensed consolidated statements of income.
Interest expense, net
Interest expense, net for the third quarter of 2012 was $11.0 million as compared to the third quarter of 2011 of $9.1 million. The increase was primarily due to higher debt levels associated with the issuance of our 3.95% senior notes during the 4th quarter of 2011. The interest expense on these notes was $3.0 million in the third quarter of 2012. The higher interest associated with our senior notes was slightly offset by a decrease in our foreign debt interest expense during the quarter ended September 30, 2012 as compared to 2011 of approximately $1.4 million.
Corporate special (charges) income
Restructuring and other charges (income)
These charges totaled $11.6 million in the third quarter of 2012 compared to $13.4 million in the third quarter of 2011. Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income). See the table and further discussion regarding our restructuring and other charges (income) in Note 8 to our condensed consolidated financial statements included in this Form 10-Q. Restructuring and asset disposal charges in 2012 of $6.2 million were primarily associated with the announced Zeolites shutdown. Other charges (income) net in 2012 of $5.4 million was primarily associated with a charge of $4.4 million for a collaboration and license agreement entered into by our Agricultural Products segment for the purpose of obtaining certain technology and intellectual property rights relating to a new fungicide compound still under development.
Restructuring and asset disposal charges of $12.3 million in 2011 were primarily associated with charges associated with our Sodium Percarbonate shutdown. Other charges (income) net in 2011 of $1.1 million was primarily associated with charges for environmental remediation at operating sites.
The liabilities associated with the restructuring charges listed above are also included within Note 8 to our condensed consolidated financial statements included in this Form 10-Q. We believe the restructuring plans implemented are on schedule and the benefits and savings either have been or will be achieved.
Non-operating pension and postretirement charges
The charge for the three months ended September 30, 2012 was $8.1 million compared to $3.4 million for the three months ended September 30, 2011. The increase in charges was primarily the result of higher amortization impacts of actuarial losses of $2.7 million. These expenses are included as a component of the line item "Selling, general and administrative expenses" on our condensed consolidated statements of income.
Acquisition-related charges
The charge for the three months ended September 30, 2012 of $0.6 million is related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting associated with recently completed acquisitions. On the condensed consolidated statements of income, these charges are included in “Costs of sales and services”. No such charges occurred for the three months ended September 30, 2011. See Note 3 to our condensed consolidated financial statements included in this Form 10-Q for more information on our acquisitions.

Provision for income taxes

Provision for income taxes was $34.4 million for the third quarter of 2012 compared to a provision of $29.8 million for the prior year period resulting in effective tax rates of 25.4 percent and 23.5 percent, respectively. The increase in the effective tax rate was primarily associated with tax benefit adjustments recognized in 2011 for prior year tax matters that did not repeat in 2012. The remaining change represents the mix of income earned in various tax jurisdictions.
Discontinued operations, net of income taxes
Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued prior to 2002. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.
Discontinued operations, net of income taxes totaled a charge of $6.3 million for the three months ended September 30, 2012, compared to a charge of $6.3 million for the three months ended September 30, 2011. The charges for the three months ended September 30, 2012 and 2011, were primarily related to charges for legal reserves and expenses related to discontinued operations and an increase in our reserves for operating and maintenance activities for a number of environmental sites.
Net income attributable to FMC stockholders
Net income attributable to FMC stockholders increased to $90.0 million for the three months ended September 30, 2012, from $86.8 million for the three months ended September 30, 2011. The increase was primarily due to higher operating profits in Agricultural Products, partially offset by the increase in corporate expense, interest expense and non-operating pension and postretirement charges.

Nine months ended September 30, 2012 compared to nine months ended September 30, 2011
In the discussion below, please refer to our chart titled "Segment Results Reconciliation" within the Results of Operations section. All comparisons are between the periods unless otherwise noted.
Agricultural Products

($ in Millions)	Nine Months Ended September 30		Increase/(Decrease)
	2012	2011	$	%
Revenue	$1,271.4	$1,055.3	$216.1	20%
Operating Profit	340.8	275.7	65.1	24
Revenue of $1,271.4 million increased approximately 20 percent versus the prior year period as sales gains were achieved in most regions. The increase in revenue for the nine months ended September 30, 2012 was also attributable to acquisitions that closed in the second half of 2011 of approximately $40 million.
Sales in North America improved 26 percent to $327.3 million reflecting favorable market conditions and strong demand for our proprietary herbicides and insecticides and growth from new or recently introduced products. Latin America revenue of $612.9 million increased 30 percent reflecting strong market conditions in Brazil driven by key crops such as sugarcane, cotton and soybeans and sales from our new market access joint venture, Ruralco, in Argentina. Revenue in Asia of $206.0 million increased six percent as a result of growth in newly-launched and acquired products. Sales in Europe, Middle East and Africa (EMEA) of $125.2 million decreased slightly by three percent due mostly to unfavorable currency impacts.
Agricultural Products' operating profit of 340.8 million increased approximately 24 percent compared to the nine months ended September 30, 2011, reflecting the broad-based sales growth partially offset by a $35.9 million increase in selling, general and administrative costs mainly for focused growth initiatives and to support the higher year-to-date sales. In addition, segment earnings were also impacted by higher research and development costs of $10.1 million due to increased spending associated with various innovation projects.
In 2012, we expect full-year revenue growth of 20 to 25 percent reflecting increased volumes in all regions, particularly in Latin America, North America and Asia, due to anticipated strong market conditions and growth from new or recently introduced products. We expect full-year segment operating profit growth in the mid-twenty percent range driven by the sales gains, partially offset by higher spending on targeted growth initiatives.

Certain Regulatory Issues

In the European Union ("EU"), following an administrative appeals process, the European Commission's proposal to exclude our bifenthrin product from the European Commission's official list of approved pesticides, was adopted on November 30, 2009. FMC had an additional six months to sell bifenthrin in the EU, through May 2010, and subsequently, in most EU countries, there was up to 6-12 months for further sale by distributors or dealers, and use by farmers. On December 30, 2010, the French Ministry of Agriculture issued a notice adding bifenthrin, along with eight other pesticidal active ingredients, to the “Grenelle” list of pesticides. We believe that the Grenelle listing was unwarranted and contrary to French administrative law, and we are challenging the decision. At the European level, we re-submitted for reconsideration. The European Commission has reviewed the re-consideration dossier and, in December 2011, issued its recommendation that bifenthrin be included on the approved product list. During the second quarter 2012, bifenthrin was re-approved for use in the European Union. FMC will now re-submit for registrations in EU Member States. We can resume selling bifenthrin in the European market once the registrations are approved by the Member States. With the exception of France, we expect that most registrations will be approved over the next 24 months; due to the continued inclusion of Bifenthrin on the French “Grenelle” listing, we cannot predict when we may regain a French registration. During 2012, we will not sell any bifenthrin for agricultural use into the EU, similar to the prior year, and the absence of such sales will not have a material effect on the Company's financial condition or results of operations.

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

Specialty Chemicals

($ in Millions)	Nine Months Ended September 30		Increase/(Decrease)
	2012	2011	$	%
Revenue	$677.6	$656.5	$21.1	3%
Operating Profit	141.0	148.5	(7.5)	(5)
Revenue in Specialty Chemicals was $677.6 million, an increase of approximately three percent versus the prior year period. The increase was driven primarily by higher selling prices across the segment, particularly in food, pharmaceuticals and lithium primaries markets. Revenue for the nine months ended September 30, 2012 included approximately $9.9 million associated with recently completed acquisitions.
BioPolymer revenue of $512.7 million increased approximately four percent from the nine months ended September 30, 2011. This increase was due to favorable pricing which impacted sales by six percent and revenue from acquisitions which increased sales by two percent. These increases were partially offset by decreased volumes of two percent and unfavorable currency impacts of two percent.
Lithium revenue of $164.9 million increased approximately two percent compared to the prior year. This increase was due to higher pricing which impacted sales by six percent partially offset by decreased volumes and unfavorable currency impacts which decreased sales by three percent and one percent, respectively. Lithium sales growth was led by higher selling prices in lithium primaries. Lower volumes also resulted from production downtime in the first quarter of 2012 associated with our capacity expansion in Argentina, as well as the effect of related operational issues which primarily impacted the first half of 2012 and the extended planned outage in Lithium's Argentina facility in third quarter 2012.
Segment operating profit of $141.0 million decreased by five percent versus the year ago period. Higher revenues in both BioPolymer and Lithium were negatively impacted by increased manufacturing costs primarily in Lithium. Selling, general and administrative expenses also increased by $8.2 million to support growth initiatives, primarily in BioPolymer.
In 2012, we expect full-year revenue growth of approximately five percent driven by higher selling prices across the segment and volume growth in BioPolymer. Full-year segment operating profit is expected to decrease in the low-to-mid single digit percent range, with sales gains offset by the impacts of operational issues, as well as higher raw material costs and higher spending on targeted growth initiatives in BioPolymer.
Industrial Chemicals

($ in Millions)	Nine Months Ended September 30		Increase/(Decrease)
	2012	2011	$	%
Revenue	$803.8	$761.3	$42.5	6%
Operating Profit	127.4	112.5	14.9	13
Revenue in Industrial Chemicals was $803.8 million, an increase of approximately six percent versus the prior-year period. Revenue increased five percent due to higher pricing across the segment and by two percent due to the impact of acquisitions completed in the fourth quarter of 2011. These increases were slightly offset by a one percent reduction in revenue due to unfavorable currency impacts.
Alkali revenues of $549.4 million were up nine percent due to higher average pricing in both the domestic and export markets and higher export volumes. Volume growth was partially related to full production at our Granger facility which came on line in the middle of last year. Export volumes were robust, especially in Asia and Latin America.
Revenue of $254.4 million in our Peroxygens division remained relatively flat period over period.
Segment operating profit of $127.4 million increased approximately 13 percent versus the year ago quarter primarily as a result of higher pricing and volumes experienced in Alkali and as well as the continued favorable mix shift in Peroxygens toward specialty applications. Partially offsetting the favorable pricing were higher royalty and energy costs associated with our operations near Green River, Wyoming. Additionally, segment operating profits were negatively impacted by the poor performance of the zeolites product line which we have announced we will be exiting by the end of this year.
In 2012, we expect full-year revenue to be up approximately five percent due to higher volumes and selling prices in soda ash and specialty peroxygens. We expect full-year operating profit growth percentage in the high single digits reflecting the sales gains and the continued mix shift toward specialty peroxygens.
Venezuela Investment
Recent events in Venezuela, such as hyperinflation, devaluation of currency, government price controls, parallel exchange rates, and political issues have created significant risks and uncertainties for the Venezuelan subsidiaries of multinational corporations. We hold a noncontrolling investment in a Venezuelan phosphate business, Tripoliven C.A. The value of this investment on our consolidated balance sheet at September 30, 2012 is approximately $9 million. While there has been a lag between the declaration and payment to us of dividends from Tripoliven, we did receive dividends from Tripoliven during 2010. We do not believe there is any impairment of Tripoliven at September 30, 2012, as Tripoliven has operated as a profitable business and we expect in the future to recover at least the value of our investment. We will continue to monitor the recoverability of our investment. If our investment in Tripoliven were to become impaired, it would have an immaterial impact on our liquidity and consolidated financial position, but the impairment charge could have a one-time effect on our results of operations in the period in which it occured.
Other Results of Operations
Corporate expenses
Corporate expenses of $44.2 million for the nine months ended September 30, 2012 decreased slightly $1 million from $45.2 million.
Other income (expense), net
Other expense increased to $18.5 million in the nine months ended September 30, 2012 from $15.1 million in the same period of 2011. The amount in 2012 was impacted by a period over period increase in our LIFO inventory reserve of approximately $2.0 million.
Interest expense, net
Interest expense, net for the nine months ended September 30, 2012 was $33.8 million as compared to the same period of 2011 of $29.5 million. The increase was primarily due to higher debt levels associated with the issuance of our 3.95% senior notes during the 4th quarter of 2011. The interest expense on these notes was $9.0 million in the first nine months of 2012. The higher interest associated with our senior notes was slightly offset by a decrease in our foreign debt interest expense during the nine month period ended September 30, 2012 as compared to 2011 of approximately $4.8 million.
Corporate special (charges) income
Restructuring and other charges (income)
These charges totaled $18.9 million in the nine months ended September 30, 2012 compared to $27.2 million for the same period of 2011. Restructuring and asset disposal charges in 2012 of $11.6 million were associated with the announced shutdown of the Zeolites operations as well as continuing charges related to facility restructurings and shutdowns which were announced in years prior to 2012. Other charges (income), net in 2012 of $7.3 million was primarily associated with a charge for a collaboration and license agreement entered into by our Agricultural Products segment for the purpose of obtaining certain technology and intellectual property rights relating to a new fungicide compound still under development.
Restructuring and asset disposal charges of $21.5 million in 2011 primarily represent charges associated with our Sodium Percarbonate shutdown which began in the second quarter of 2011. Other charges (income), net in 2011 of $5.7 million were primarily associated with charges for environmental remediation at operating sites.
Non-operating pension and postretirement charges
The charge for the nine months ended September 30, 2012 was $26.3 million compared to $12.4 million for the nine months ended September 30, 2011. The increased charge was primarily the result of higher amortization impacts of actuarial losses of $10 million.
Acquisition-related charges
The charge for the nine months ended September 30, 2012 of $7.2 million was related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting associated with recently completed acquisitions. No such charges occurred for the nine months ended September 30, 2011.
Provision for income taxes
Provision for income taxes was $124.5 million for the nine months ended September 30, 2012 compared to a provision of $96.1 million for the prior year period resulting in effective tax rates of 26.2 percent and 22.9 percent, respectively. The increase in the effective tax rate was primarily the result of a reduction recorded in 2011 in our liability for unrecognized tax benefits of approximately $14.1 million as a result of settlements of audits and benefits recognized in 2011 that did not repeat in 2012. The remaining change represents the mix of income earned in various tax jurisdictions.
Discontinued operations, net of income taxes
Discontinued operations, net of income taxes totaled a charge of $21.8 million for the nine months ended September 30, 2012, compared to a charge of $23.2 million for the nine months ended September 30, 2011. The charges for 2012 and 2011 were primarily related to charges for legal reserves and expenses related to discontinued operations and an increase in our reserves for operating and maintenance activities for a number of environmental sites.
Net income attributable to FMC stockholders
Net income attributable to FMC stockholders increased to $314.0 million for the nine months ended September 30, 2012, from $288.0 million for the nine months ended September 30, 2011. The increase was primarily due to higher operating profits in Agricultural Products and Industrial Chemicals and decreased restructuring and other charges. These items were partially offset by lower operating profits in Specialty Chemicals, increases in interest expense, non-operating pension and postretirement charges, acquisition-related charges and a higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at September 30, 2012 and December 31, 2011, were $84.4 million and $158.9 million, respectively. Of the cash and cash equivalents balance at September 30, 2012, $73.6 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings. In the event that funds from our foreign subsidiaries are repatriated to the U.S., we would be required to accrue and pay U.S. taxes on those amounts.
At September 30, 2012, we had total debt of $869.4 million as compared to $825.6 million at December 31, 2011. The increase was primarily associated with higher borrowings under our committed credit facility to support working capital requirements. Total debt included $807.9 million and $779.1 million of long-term debt (excluding current portions of $2.9 million and $19.5 million) at September 30, 2012 and December 31, 2011, respectively. Short-term debt, which consists solely of foreign borrowings, increased from $27.0 million at December 31, 2011 to $58.6 million at September 30, 2012.

Statement of Cash Flows
Cash provided by operating activities was $364.4 million and $327.8 million for the nine months ended September 30, 2012 and 2011, respectively.
The table below presents the components of net cash provided (required) by operating activities.

(in Millions)	Nine Months Ended September 30
	2012	2011
Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$510.3	$446.2
Significant non-cash expenses (1)	158.9	137.6
Operating income before non-cash expenses (Non-GAAP)	669.2	583.8

Change in trade receivables (2)	(84.4)	—
Change in inventories (3)	(147.4)	(94.2)
Change in accounts payable (4)	(71.8)	(45.3)
Change in accrued rebates (5)	163.6	97.1
Change in all other operating assets and liabilities (6)	(18.2)	(9.4)
Restructuring and other spending (7)	(7.3)	(79.4)
Environmental spending, continuing, net of recoveries (8)	(4.3)	(7.0)
Pension and other postretirement benefit contributions (9)	(72.7)	(55.2)
Cash basis operating income (Non-GAAP)	426.7	390.4

Interest payments	(24.9)	(24.8)
Tax payments	(30.0)	(31.5)
Excess tax benefits from share-based compensation	(7.4)	(6.3)

Cash provided by operating activities	$364.4	$327.8
____________________

(1)	Represents the sum of depreciation, amortization, non-cash asset write downs, share-based compensation, and pension charges.

(2)
Overall, the use of cash for trade receivables is primarily due to revenue increases, particularly for Agricultural Products' sales in Brazil where terms are significantly longer than the rest of our businesses.

(3)
The change in inventory from 2011 to 2012 was primarily due to an inventory build to fulfill projected 2012 and early 2013 season demand in Agricultural Products and to support continued growth in the business.

(4)
The change in accounts payable in 2012 was driven by significant customer advanced payments received at the end of 2011 that reversed in 2012 as sales to these customers were completed.  The $45.3 million cash outflow in 2011 was primarily due to liquidation of vendor payables associated with our phosphate business that we exited at the end of 2010.

(5)
These rebates are associated with our Agricultural Products segment and are primarily in North America and Brazil and generally settle in the fourth quarter of each year. The increase from 2011 to 2012 is primarily associated with the increased sales for Agricultural Products in North America.

(6)
Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities. Additionally, in the third quarter of 2012, we paid $22 million associated with export taxes due to the government of Argentina.  These payments were recorded as a long term receivable since we expect to recover the payments associated with these taxes.

(7)
See Note 8 in our condensed consolidated financial statements included in this Form 10-Q for further details. The higher payments in 2011 was partially associated with the exit of the phosphate business at our Huelva, Spain facility at the end of 2010. The payments in 2011 also included the approximate $44.0 million payment associated with the European Union fine.

(8)
Included in our income for both periods presented are environmental charges of $3.5 million and $4.1 million, respectively, for environmental remediation at our operating sites. The amounts in 2012 will be spent in years beyond third quarter 2012. The amounts in this row represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(9)	Amounts include voluntary contributions to our U.S. defined benefit plan of $65.0 million and $48.0 million, respectively.
Cash required by operating activities of discontinued operations was $31.8 million and $29.8 million for the nine months ended September 30, 2012 and 2011, respectively.
This change was primarily due to an increase in legal spending related to discontinued operations in the nine months ended September 30, 2012, compared to the prior year period.
Cash required by investing activities was $270.3 million and $136.9 million for the nine months ended September 30, 2012 and 2011, respectively.
The increase in spending during the nine months ended September 30, 2012, as compared to the same period in 2011 was primarily due to payments associated with our acquisitions completed in 2012, and increased capital expenditures associated with capacity expansions. See Note 3 to our condensed consolidated financial statements within this Form 10-Q for more detail on acquisitions.
Cash required by financing activities was $137.1 million and $214.0 million for the nine months ended September 30, 2012 and 2011, respectively.
The decrease is primarily due to lower repayments of long term debt due to the payment of certain debentures that matured in 2011 as well as an increase in our short-term borrowings to fund working capital requirements primarily in our Agricultural Products Group.  These changes were partially offset by higher repurchases of common stock under our publicly announced program.  See further discussion on these repurchases below under the section “Other potential liquidity needs”.
Other potential liquidity needs
Our cash needs for 2012 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our committed revolving credit facility. At September 30, 2012 our remaining borrowing capacity under our revolving credit facility was $1,402.6 million.
Projected 2012 capital expenditures are expected to be approximately 20 percent higher than 2011 levels, primarily to increase capacity in BioPolymer, Lithium and soda ash.
Projected 2012 spending includes approximately $35 million of net environmental remediation spending. Also, we expect to spend approximately $30 million in 2012 for environmental compliance costs, which we will include as a component of costs of sales and services in our condensed consolidated statements of income since these amounts are not covered by established reserves.
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we have made voluntary contributions through September 30, 2012 of $65.0 million and do not intend to contribute any additional amounts in 2012. These contributions are in excess of the minimum requirements. We made voluntary contributions of $55.0 million in 2011. We do not believe that these projected contributions will have a significant negative impact on our current and future liquidity needs. However, any volatility of interest rates or negative equity returns may require greater contributions to the U.S. Plan in the future.
On October 18, 2012, we paid dividends totaling $12.4 million to our shareholders of record as of September 28, 2012. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of September 30, 2012. For the nine months ended September 30, 2012 and 2011, we paid $35.4 million and $30.6 million, respectively.
On February 17, 2012, the Board authorized the repurchase of up to an additional $250 million of our common stock. At September 30, 2012, $244.8 million remained unused under the Board-authorized repurchase program. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the nine months ended September 30, 2012, 3,072,540 shares were repurchased under the publicly announced repurchase program for $144.9 million.
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

Contractual Commitments
Information related to our contractual commitments at December 31, 2011 can be found in a table included within Part II, Item 7 of our 2011 consolidated financial statements on our 2011 10-K. There have been no significant changes to our contractual commitments during the nine months ended September 30, 2012.

Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2011 consolidated financial statements on our 2011 10-K. Since then, FMC has submitted to EPA a Prevention of Significant Deterioration (PSD) permit for greenhouse gas emissions associated with the Granger facility process optimization project described therein. We have incorporated the scheduling impact of this PSD permitting into our project time line. There have been no other material changes related to climate change from the information reported in our 2011 10-K.

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
At September 30, 2012, our financial instrument position was a net liability of $2.9 million compared to a net liability of $5.9 million at December 31, 2011. The change in the net financial instrument position was primarily due to lower unrealized losses in our commodity and foreign exchange portfolios.
Commodity Price Risk
Energy costs are approximately nine percent of our cost of sales and services and are diversified among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2012 and December 31, 2011, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in a decrease in the net liability position of $4.2 million at September 30, 2012, compared to a $2.5 million decrease of the net liability position at December 31, 2011. A 10 percent decrease in energy market prices would result in an increase of $4.1 million in the net liability position at September 30, 2012, compared to an increase of $2.5 million of the net liability position at December 31, 2011.
Our Agricultural Products segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of September 30, 2012 and December 31, 2011 our net financial instrument position was immaterial.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2012 and December 31, 2011, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in an increase of $6.5 million in the net liability position at September 30, 2012, compared to an increase of $2.4 million in the net asset position at December 31, 2011. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in a decrease of $4.7 million in the net liability position at September 30, 2012, compared to a decrease of $2.1 million in the net asset position at December 31, 2011. As a result, the net liability position would have become a net asset position at September 30, 2012, whereas at December 31, 2011 the net asset position would have become a net liability position.
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2012 and December 31, 2011, we had no interest rate swap agreements.
Our debt portfolio, at September 30, 2012, is composed of 92 percent fixed-rate debt and eight percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2011 credit agreement, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at September 30, 2012, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $0.5 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $0.4 million for the first nine months of 2012.

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
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2012, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of September 30, 2012, the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2012 and 2011, the related condensed consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
October 31, 2012

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2011 Form 10-K, see Notes 11 and 17 to the condensed consolidated financial statements included within this Form 10-Q.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
Total Q1 2012	3,139,712	$47.20	3,072,540	$144,947,279	$244,811,313
Total Q2 2012	80	$53.16	—	$—	$244,811,313
July 1-31, 2012	9,271	$53.57	—	$—	$244,811,313
August 1-31, 2012	5,131	$54.47	—	—	$244,811,313
September 1-30, 2012	—	$—	—	$—	$244,811,313
Total Q3 2012	14,402	$53.89	—	$—	$244,811,313
Total	3,154,194	$47.23	3,072,540	$144,947,279	$244,811,313

On February 17, 2012, the Board authorized the repurchase of up to an additional $250 million of our common stock. At September 30, 2012, $244.8 million remained unused under the Board-authorized repurchase program. The repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. During the nine months ended September 30, 2012, 3,072,540 shares were repurchased under the publicly announced repurchase program for $144.9 million.

ITEM 4.    MINE SAFETY DISCLOSURES
Information regarding mine safety and other regulatory actions at our mine in Green River, Wyoming is included in Exhibit 95 to this Form 10-Q.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

10	Paul Graves Offer Letter

12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

95	Mine Safety Disclosures

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

By:	/S/ PAUL GRAVES
Paul Graves Executive Vice President and Chief Financial Officer
Date: October 31, 2012

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

Exhibit No.	Exhibit Description
10	Paul Graves Offer Letter

12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

95	Mine Safety Disclosures

101	Interactive Data File