Form 10-Q
period 2013-03-31
FMC CORP
filed 2013-05-01
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at March 31, 2013
Common Stock, par value $0.10 per share	136,130,148

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in Millions, Except Per Share Data)	Three Months Ended March 31
	2013	2012
	(unaudited)
Revenue	$990.2	$940.7
Costs and Expenses
Costs of sales and services	620.5	593.4

Gross margin	369.7	347.3

Selling, general and administrative expenses	131.3	129.1
Research and development expenses	29.8	28.5
Restructuring and other charges (income)	9.9	1.7
Total costs and expenses	791.5	752.7
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	198.7	188.0
Equity in (earnings) loss of affiliates	(0.5)	(0.1)
Interest expense, net	11.7	11.3
Income from continuing operations before income taxes	187.5	176.8
Provision for income taxes	47.3	44.8
Income from continuing operations	140.2	132.0
Discontinued operations, net of income taxes	(5.2)	(7.4)
Net income	135.0	124.6
Less: Net income attributable to noncontrolling interests	4.1	5.5
Net income attributable to FMC stockholders	$130.9	$119.1
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$136.1	$126.5
Discontinued operations, net of income taxes	(5.2)	(7.4)
Net income	$130.9	$119.1
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.99	$0.91
Discontinued operations	(0.04)	(0.05)
Net income	$0.95	$0.86
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.98	$0.90
Discontinued operations	(0.04)	(0.05)
Net income	$0.94	$0.85
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in Millions)	Three Months Ended March 31
	2013	2012
	(unaudited)
Net Income	$135.0	$124.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(14.6)	11.2

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $3.6 and $0.3	6.2	0.8
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $(0.4) and $0.4 (3)	(0.7)	0.4
Total derivative instruments, net of tax of $3.2 and $0.7	5.5	1.2

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of $0.1 and ($0.6) (2)	0.6	(0.9)
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $6.4 and $4.9 (3)	10.8	7.9
Total pension and other postretirement benefits, net of tax of $6.5 and $4.3	11.4	7.0

Other comprehensive income (loss), net of tax	2.3	19.4
Comprehensive income	$137.3	$144.0
Less: Comprehensive income attributable to the noncontrolling interest	4.0	5.6
Comprehensive income attributable to FMC stockholders	$133.3	$138.4
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

(3)	For more detail on the components of these reclassifications and the affected line item in the Condensed Consolidated Statements of Income see Note 14.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$82.6	$77.1
Trade receivables, net of allowance of $27.9 at March 31, 2013 and $27.2 at December 31, 2012	1,223.1	1,124.5
Inventories	678.9	675.7
Prepaid and other current assets	180.5	181.1
Deferred income taxes	120.2	123.4
Total current assets	2,285.3	2,181.8
Investments	44.5	40.2
Property, plant and equipment, net	1,127.3	1,136.2
Goodwill	286.7	294.4
Other intangibles, net	210.2	215.7
Other assets	275.3	272.3
Deferred income taxes	218.7	233.3
Total assets	$4,448.0	$4,373.9
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$37.2	$50.6
Current portion of long-term debt	6.0	5.7
Accounts payable, trade and other	361.9	443.2
Advance payments from customers	7.3	140.3
Accrued and other liabilities	194.7	192.0
Accrued payroll	46.2	75.1
Accrued customer rebates	263.0	142.9
Guarantees of vendor financing	17.3	31.4
Accrued pension and other postretirement benefits, current	21.3	21.3
Income taxes	32.8	32.9
Total current liabilities	987.7	1,135.4
Long-term debt, less current portion	1,233.9	908.8
Accrued pension and other postretirement benefits, long-term	359.4	375.8
Environmental liabilities, continuing and discontinued	188.1	200.2
Reserve for discontinued operations	44.8	44.4
Other long-term liabilities	150.9	154.5
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2013 or 2012	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2013 and 2012; 185,983,792 issued shares at March 31, 2013 and December 31, 2012	18.6	18.6
Capital in excess of par value of common stock	433.2	481.9
Retained earnings	2,649.0	2,536.5
Accumulated other comprehensive income (loss)	(406.5)	(408.9)
Treasury stock, common, at cost: 49,853,644 shares at March 31, 2013 and 48,313,414 shares at December 31, 2012	(1,258.2)	(1,147.8)
Total FMC stockholders’ equity	1,436.1	1,480.3
Noncontrolling interests	47.1	74.5
Total equity	1,483.2	1,554.8
Total liabilities and equity	$4,448.0	$4,373.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Three Months Ended March 31
	2013	2012
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income	$135.0	$124.6
Discontinued operations	5.2	7.4
Income from continuing operations	$140.2	$132.0
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	33.7	32.2
Equity in (earnings) loss of affiliates	(0.5)	(0.1)
Restructuring and other charges (income)	9.9	1.7
Deferred income taxes	15.2	13.0
Pension and other postretirement benefits	18.6	14.7
Share-based compensation	5.5	5.8
Excess tax benefits from share-based compensation	(4.3)	(4.7)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(101.7)	(117.3)
Guarantees of vendor financing	(14.1)	8.3
Inventories	(6.2)	(36.3)
Other current assets and other assets	3.1	(0.3)
Accounts payable	(59.5)	(12.7)
Accrued and other current liabilities and other liabilities	(9.7)	12.3
Advance payments from customers	(133.0)	(68.1)
Accrued payroll	(28.8)	(29.4)
Accrued customer rebates	120.1	77.9
Income taxes	2.6	20.2
Pension and other postretirement benefit contributions	(17.9)	(20.5)
Environmental spending, continuing, net of recoveries	(1.0)	0.1
Restructuring and other spending	(4.1)	(4.4)
Cash provided (required) by operating activities	(31.9)	24.4
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(7.6)	(3.7)
Payments of other discontinued reserves	(5.0)	(8.3)
Cash provided (required) by operating activities of discontinued operations	(12.6)	(12.0)
The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Three Months Ended March 31
	2013	2012
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(47.6)	$(38.8)
Proceeds from disposal of property, plant and equipment	1.3	—
Acquisitions, net of cash acquired	(0.2)	(21.2)
Investments in nonconsolidated affiliates	(3.2)	(3.0)
Other investing activities	(5.5)	(4.9)
Cash provided (required) by investing activities	(55.2)	(67.9)
Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	325.0	131.0
Increase (decrease) in short-term debt	(13.4)	(4.2)
Repayments of long-term debt	(0.3)	(7.0)
Proceeds from borrowings of long-term debt	0.4	0.1
Distributions to noncontrolling interests	(6.6)	(7.0)
Acquisition of noncontrolling interests	(72.0)	—
Issuances of common stock, net	2.9	7.8
Excess tax benefits from share-based compensation	4.3	4.7
Dividends paid	(18.7)	(10.5)
Repurchases of common stock under publicly announced program	(109.9)	(144.9)
Other repurchases of common stock	(6.4)	(3.0)
Cash provided (required) by financing activities	105.3	(33.0)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.4
Increase (decrease) in cash and cash equivalents	5.5	(88.1)
Cash and cash equivalents, beginning of period	77.1	158.9
Cash and cash equivalents, end of period	$82.6	$70.8
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $9.3 million and $2.6 million, and income taxes paid, net of refunds were $27.3 million and $6.9 million for the three months ended March 31, 2013 and 2012, respectively. Non-cash additions to property, plant and equipment were $11.7 million and $3.8 million for March 31, 2013 and 2012.
See Note 13 regarding quarterly cash dividend and acquisition of noncontrolling interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the three months ended March 31, 2013 and 2012, and our financial position as of March 31, 2013. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.
Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012 (the “2012 10-K”).
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
Reclassifications. Certain prior year amounts to the condensed consolidated financial statements have been reclassified to conform to the current year's presentation.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
Accounting guidance and regulatory items adopted in 2013
Reclassification from Accumulated Other Comprehensive Income
In February 2013, the Financial Accounting Standards Board ("FASB") issued its guidance requiring new disclosures for the reclassification from accumulated other comprehensive income (AOCI) to net income. This new guidance requires that we present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. We adopted this new guidance on January 1, 2013. Upon adoption, we decided to present the required disclosures in a new footnote to our condensed consolidated financial statement. For the new disclosures refer to the Reclassifications of Accumulated Other Comprehensive Income footnote, Note 14.
Balance Sheet - Offsetting
In December 2011, the FASB issued its updated guidance on balance sheet offsetting. This new standard provides guidance to determine when offsetting in the balance sheet is appropriate. The guidance is designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments. The goal is to provide users of the financial statements the ability to evaluate the effect or potential effect of netting arrangements on an entity's statement of financial position. We adopted this new guidance on January 1, 2013. The adoption of this guidance resulted in additional disclosure included within our Financial Instruments, Risk Management and Fair Value Measurements footnote. See Note 17.

Note 3: Acquisitions

In the first quarter of 2013 we completed the purchase of additional ownership interest in FMC Wyoming. See Note 13 for more information.

We completed three acquisitions during 2012. These acquisitions and related disclosures are described in more detail in Note 3 to the consolidated financial statements included in our 2012 Form 10-K. During the first quarter of 2013, we made $2.1 million of adjustments to the preliminary purchase price allocations associated with these acquisitions. These adjustments were

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

made primarily as a result of working capital adjustments that were finalized during the quarter, however did not result in any changes to previously established goodwill balances.

Additionally, during the first quarter we paid $0.2 million of additional purchase price related to acquisitions prior to 2012. These additional amounts were accrued for as “non-contingent consideration payable” on our December 31, 2012 condensed consolidated balance sheet. The amount of this outstanding payable at March 31, 2013 was $0.7 million. There were no changes to the contingent consideration payable related to these acquisitions during this quarterly period. The amount of the contingent consideration payable was $1.0 million at both March 31, 2013 and December 31, 2012.

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2013, are presented in the table below:

(in Millions)	Agricultural Products	Specialty Chemicals	Industrial Chemicals	Total
Balance, December 31, 2012	$31.0	$246.6	$16.8	$294.4
Foreign currency adjustments	—	(7.4)	(0.3)	(7.7)
Balance, March 31, 2013	$31.0	$239.2	$16.5	$286.7
Our intangible assets, other than goodwill, consist of the following:

	March 31, 2013			December 31, 2012
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$129.2	$(10.0)	$119.2	$131.4	$(8.6)	$122.8
Patents	0.6	(0.2)	0.4	0.6	(0.2)	0.4
Trademarks and trade names	1.4	(0.3)	1.1	1.5	(0.2)	1.3
Purchased and licensed technologies	63.6	(15.8)	47.8	63.6	(14.4)	49.2
Other intangibles	4.9	(2.2)	2.7	4.9	(1.9)	3.0
	$199.7	$(28.5)	$171.2	$202.0	$(25.3)	$176.7

Intangible assets not subject to amortization (indefinite life)
Trademarks and trade names	$36.3	$—	$36.3	$36.3	$—	$36.3
In-process research & development	2.7	—	2.7	2.7	—	2.7
	$39.0	$—	$39.0	$39.0	$—	$39.0
Total intangible assets	$238.7	$(28.5)	$210.2	$241.0	$(25.3)	$215.7
At March 31, 2013, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite life
Agricultural Products	$109.9	$35.2
Specialty Chemicals	52.3	3.2
Industrial Chemicals	9.0	0.6
Total	$171.2	$39.0

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 5: Inventories
Inventories consisted of the following:

(in Millions)	March 31, 2013	December 31, 2012
Finished goods and work in process	$430.0	$416.0
Raw materials	248.9	259.7
Net inventory	$678.9	$675.7

Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	March 31, 2013	December 31, 2012
Property, plant and equipment	$3,028.2	$3,037.4
Accumulated depreciation	1,900.9	1,901.2
Property, plant and equipment, net	$1,127.3	$1,136.2

Note 7: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Three Months Ended March 31
(in Millions)	2013	2012
Restructuring Charges and Asset Disposals	$8.4	$1.1
Other Charges (Income), Net	1.5	0.6
Total Restructuring and Other Charges	$9.9	$1.7

RESTRUCTURING CHARGES AND ASSET DISPOSALS

For further detail on the restructuring charges and asset disposals which commenced prior to 2013, see Note 7 to our consolidated financial statements included with our 2012 Form 10-K.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Lithium Restructuring	2.6	2.2	1.0	5.8
Other Items	1.8	0.8	—	2.6
Three months ended March 31, 2013	$4.4	$3.0	$1.0	$8.4
Other Items	—	0.7	0.4	1.1
Three months ended March 31, 2012	$—	$0.7	$0.4	$1.1
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Roll forward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations, which are discussed in Note 8.

(in Millions)	Balance at 12/31/12 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 3/31/13 (4)
Lithium Restructuring	$—	$4.8	$(2.5)	$—	$2.3
Zeolites Shutdown	1.5	0.4	(0.4)	—	1.5
Huelva Restructuring	3.0	0.3	(0.3)	(0.1)	2.9
Other Workforce Related and Facility Shutdowns (1)	6.0	1.9	(0.9)	—	7.0
Total	$10.5	$7.4	$(4.1)	$(0.1)	$13.7
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns noted in the “Other Items” sections above.

(2)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. The accelerated depreciation and impairment charges noted above impacted our property, plant and equipment balances and are not included in the above tables.

(3)	Primarily foreign currency translation adjustments.

(4)	Included in “Accrued and other liabilities” on the condensed consolidated balance sheets.
OTHER CHARGES (INCOME), NET

	Three Months Ended March 31
(in Millions)	2013	2012
Environmental Charges, Net	$1.0	$1.0
Other, Net	0.5	(0.4)
Other Charges (Income), Net	$1.5	$0.6
Environmental Charges, Net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites, see Note 11 for additional details.

Note 8: Asset Retirement Obligations
As of March 31, 2013, the balance of our asset retirement obligations was $22.2 million compared to $25.5 million at December 31, 2012. A more complete description of our asset retirement obligations can be found in Note 8 to our 2012 consolidated financial statements in our 2012 10-K.

Note 9: Debt
Debt maturing within one year:
Debt maturing within one year consists of the following:

(in Millions)	March 31, 2013	December 31, 2012
Short-term debt	$37.2	$50.6
Current portion of long-term debt	6.0	5.7
Total debt maturing within one year	$43.2	$56.3
Short-term debt consisted of foreign credit lines at March 31, 2013 and December 31, 2012. We often provide parent-company guarantees to lending institutions that extend credit to our foreign subsidiaries.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Long-term debt:
Long-term debt consists of the following:

(in Millions)	March 31, 2013
	Interest Rate Percentage	Maturity Date	3/31/2013	12/31/2012
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.2-6.5%	2013-2035	$176.7	$176.7
Senior notes (less unamortized discount of $1.8 and $1.8, respectively)	3.95-5.2%	2019-2022	598.2	598.2
2011 credit agreement (1)	1.2%	2016	455.0	130.0
Foreign debt	0-10.3%	2013-2023	10.0	9.6
Total long-term debt			$1,239.9	$914.5
Less: debt maturing within one year			6.0	5.7
Total long-term debt, less current portion			$1,233.9	$908.8
____________________

(1)	Letters of credit outstanding under the 2011 Credit Agreement totaled $73.3 million and available funds under this facility were $971.7 million at March 31, 2013.
Covenants
Among other restrictions, the 2011 Credit Agreement contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended March 31, 2013, was 1.7 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended March 31, 2013, was 17.5 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at March 31, 2013.

Note 10: Discontinued Operations
Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued prior to 2002. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended March 31
	2013	2012
Adjustment for workers’ compensation, product liability, and other postretirement benefits, net of income tax benefit (expense) of $(0.1) and $(0.1)	$0.1	$0.1
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $1.3 and $1.5 (1)	(2.0)	(2.6)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit of $2.0 and $3.1	(3.3)	(4.9)
Discontinued operations, net of income taxes	$(5.2)	$(7.4)
____________________

(1)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the year in Note 11.

Note 11: Environmental Obligations
We have reserves for potential environmental obligations, which management consider probable and for which a reasonable estimate of the obligation could be made. Accordingly, we have reserves of $230.8 million and $236.5 million, excluding recoveries, at March 31, 2013 and December 31, 2012, respectively.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $160 million at March 31, 2013. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. The liabilities arising from potential environmental obligations that have not been reserved for at this time may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below is a roll forward of our total environmental reserves, continuing and discontinued, from December 31, 2012 to March 31, 2013:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2012	$216.0

Provision	5.3
Spending, net of recoveries	(11.5)
Net change	(6.2)
Total environmental reserves, net of recoveries at March 31, 2013	$209.8
Environmental reserves, current, net of recoveries (1)	21.7
Environmental reserves, long-term continuing and discontinued, net of recoveries (2)	188.1
Total environmental reserves, net of recoveries at March 31, 2013	$209.8
____________________

(1)	“Current” includes only those reserves related to continuing operations. These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in “Environmental liabilities, continuing and discontinued” on the condensed consolidated balance sheets.
At March 31, 2013 and December 31, 2012, we have recorded recoveries representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” or as “Other assets” in the condensed consolidated balance sheets. The table below is a roll forward of our total recorded recoveries from December 31, 2012 to March 31, 2013:

(in Millions)	12/31/2012	Increase in Recoveries	Cash Received	3/31/2013
Environmental liabilities, continuing and discontinued	$20.5	$0.5	$—	$21.0
Other assets	51.6	1.0	(2.8)	49.8
Total	$72.1	1.5	$(2.8)	$70.8

Our net environmental provisions relate to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended March 31
(in Millions)	2013	2012
Continuing operations (1)	$1.0	$1.0
Discontinued operations (2)	3.3	4.1
Net environmental provision	$4.3	$5.1
____________________
(1) Recorded as a component of “Restructuring and other charges (income)” on our condensed consolidated statements of income. See Note 7.
(2) Recorded as a component of “Discontinued operations, net of income taxes" on our consolidated statements of income. See Note 10.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

On our condensed consolidated balance sheets, the net environmental provisions are recorded to the following balance sheet captions:

	Three Months Ended March 31
(in Millions)	2013	2012
Environmental reserves (1)	$5.3	$5.1
Other assets (2)	(1.0)	—
Net environmental provision	$4.3	$5.1
____________________
(1)     See above roll forward of our total environmental reserves as presented on our condensed consolidated balance sheets.
(2)     Represents certain environmental recoveries.

There were no significant developments in any of our environmental contingencies during the quarter ended March 31, 2013, except that the suspension of proceedings in the Tribal Appellate Court with respect to the appeal regarding our Pocatello site has been lifted and further proceedings are expected. A more complete description of our environmental contingencies, the Pocatello legal matter and the nature of our potential obligations are included in Notes 1 and 10 to our 2012 consolidated financial statements in our 2012 Form 10-K.

Note 12: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were no potential common shares excluded from Diluted EPS for the three months ended March 31, 2013 and 2012.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31
	2013	2012
Earnings (loss) attributable to FMC stockholders:
Income from continuing operations attributable to FMC stockholders	$136.1	$126.5
Discontinued operations, net of income taxes	(5.2)	(7.4)
Net income	$130.9	$119.1
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.5)	(0.6)
Net income allocable to common stockholders	$130.4	$118.5

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.99	$0.91
Discontinued operations	(0.04)	(0.05)
Net income	$0.95	$0.86

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.98	$0.90
Discontinued operations	(0.04)	(0.05)
Net income	$0.94	$0.85

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	137,133	138,336
Weighted average additional shares assuming conversion of potential common shares	950	1,138
Shares – diluted basis	138,083	139,474

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 13: Equity
Refer to the table below for a reconciliation of equity, equity attributable to the parent, and equity attributable to noncontrolling interests for the three months ended March 31, 2013:

(in Millions, Except Per Share Data)	FMC’s Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$1,480.3	$74.5	$1,554.8
Net income	130.9	4.1	135.0
Stock compensation plans	8.6	—	8.6
Excess tax benefits from share-based compensation	4.3	—	4.3
Shares for benefit plan trust	(0.4)	—	(0.4)
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax (1)	11.4	—	11.4
Net hedging gains/(losses) and other, net of income tax (1)	5.5	—	5.5
Foreign currency translation adjustments (1)	(14.5)	(0.1)	(14.6)
Dividends ($0.135 per share)	(18.5)	—	(18.5)
Repurchases of common stock	(116.3)	—	(116.3)
Acquisition of noncontrolling interests (2)	(55.2)	(24.8)	(80.0)
Distributions to noncontrolling interests	—	(6.6)	(6.6)
Balance at March 31, 2013	$1,436.1	$47.1	$1,483.2
____________________

(1)	See Condensed Consolidated Statements of Comprehensive Income.

(2)	See "FMC Wyoming" discussion below.

FMC Wyoming
We purchased an additional 6.25 percent ownership interest in FMC Wyoming Corporation (FMC WY) in March 2013 from Nippon Sheet Glass Company Ltd. for $80.0 million which increased our ownership from 87.5 percent to 93.75 percent. FMC WY is our majority owned joint venture that manufactures, markets and sells soda ash products. The 6.25 percent was owned by one of two noncontrolling interest holders of FMC WY stock. The purchase price was paid in two increments. In March 2013, $72.0 million was paid which is classified as financing within our Condensed Consolidated Statements of Cash Flow. In April 2013 the remaining $8.0 million was paid. The $8.0 million was recorded as "Accrued and other liabilities" on our condensed consolidated balance sheet as of March 31, 2013.
Dividends and Share Repurchases
For the three months ended March 31, 2013 and 2012, we paid $18.7 million and $10.5 million, respectively, in dividends declared in previous periods. On April 18, 2013, we paid dividends totaling $18.5 million to our shareholders of record as of March 28, 2013. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of March 31, 2013.

During the three months ended March 31, 2013, we repurchased 1,843,200 shares under the publicly announced repurchase program for $109.9 million. At March 31, 2013, $134.9 million remained unused under our Board-authorized repurchase program.

On April 23, 2013 our Board authorized the repurchase of up to $500 million of our common shares. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. The authorization of April 23, 2013, replaced the previous authority under which $134.9 million was unused.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 14: Reclassifications of Accumulated Other Comprehensive Income

The table below provides details about the reclassifications from Accumulated Other Comprehensive Income and the affected line items in the Condensed Consolidated Statements of Income for each of the periods presented.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended March 31
(in Millions)	2013	2012
Derivative Instruments:
Foreign Currency Contracts	(0.1)	2.5	Costs of sales and services
Energy Contracts	(0.3)	(2.4)	Costs of sales and services
Foreign Currency Contracts	1.5	(0.8)	Selling, general and administrative expenses
Other Contracts	—	(0.1)	Interest expense, net
	$1.1	$(0.8)	Total before tax
	(0.4)	0.4	Income tax (expense) benefit
	$0.7	$(0.4)	Amount included in net income

Pension and postretirement benefits (2):
Amortization of prior service costs	$(0.5)	$(0.5)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(16.7)	(12.3)	Selling, general and administrative expenses
	$(17.2)	$(12.8)	Total before tax
	6.4	4.9	Income tax (expense) benefit
	$(10.8)	$(7.9)	Amount included in net income

Total reclassifications for the period	$(10.1)	$(8.3)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the Condensed Consolidated Statements of Income.

(2)
Pension and postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and postretirement benefits, see Note 15.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 15: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income) for the three months ended March 31, 2013 and 2012:

(in Millions)	Three Months Ended March 31
	Pensions		Other Benefits
	2013	2012	2013	2012
Components of net annual benefit cost (income):
Service cost	$5.4	$5.1	$—	$—
Interest cost	14.5	15.3	0.3	0.3
Expected return on plan assets	(19.2)	(19.2)	—	—
Amortization of prior service cost (credit)	0.5	0.5	—	—
Recognized net actuarial and other (gain) loss	17.5	13.2	(0.4)	(0.5)
Net periodic benefit cost from continuing operations	$18.7	$14.9	$(0.1)	$(0.2)
We made voluntary cash contributions to our U.S. defined benefit pension plan of $13.0 million in the three months ended March 31, 2013. We expect that our total voluntary cash contributions to the plan for 2013 will be approximately $40 million.

Note 16: Income Taxes
Provision for income taxes was $47.3 million resulting in an effective tax rate of 25.2 percent compared to expense of $44.8 million resulting in an effective tax rate of 25.3 percent for the three months ended March 31, 2013 and 2012, respectively.

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $1,372.5 million and $1,057.0 million and the carrying amount is $1,277.1 million and $965.1 million as of March 31, 2013 and December 31, 2012, respectively.
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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures, including currency risk, commodity purchase exposures and interest rate risk, through a program of risk management that includes the use of derivative financial instruments. A detailed description of these risks including a discussion on the concentration of credit risk is provided in Note 17 to our consolidated financial statements on our 2012 Form 10-K.
We formally document all relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. This process includes relating derivatives that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. We also assess both, at the inception of the hedge and on an ongoing basis, whether each derivative is highly effective in offsetting changes in fair values or cash flows of the hedged item. If we determine that a derivative is not highly effective as a hedge, or if a derivative ceases to be a highly effective hedge, we discontinue hedge accounting with respect to that derivative prospectively.
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
As of March 31, 2013, we had open foreign currency forward contracts in AOCI in a net after tax gain position of $3.6 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until August 1, 2014. At March 31, 2013, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $392.7 million.
As of March 31, 2013, we had current open commodity contracts in AOCI in a net after tax gain position of $1.6 million designated as cash flow hedges of underlying forecasted purchases, primarily natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2014. At March 31, 2013, we had 8.5 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $5.2 million of net gains after-tax, representing both open foreign currency exchange contracts and open commodity contracts, approximately $5.0 million of these gains would be realized in earnings during the twelve months ending March 31, 2014 and $0.2 million of net gains will be realized subsequent to March 31, 2014, if spot rates in the future are consistent with forward rates as of March 31, 2013. The actual effect on earnings will be dependent on actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $473.2 million at March 31, 2013. We held an immaterial amount of bushels, in aggregate notional volume of outstanding soybean contracts, to hedge outstanding barter contracts at March 31, 2013.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Fair Value of Derivative Instruments
The following table provides the gross fair value and net balance sheet presentation of our derivative instruments as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$10.1	$2.0	$12.1	$(6.1)	$6.0
Energy contracts	2.9	—	2.9	(0.1)	2.8
Other contracts	0.2	—	0.2	—	0.2
Total Derivative Assets (1)	$13.2	$2.0	$15.2	$(6.2)	$9.0

Foreign exchange contracts	$(4.4)	$(2.6)	$(7.0)	$6.1	$(0.9)
Energy contracts	(0.4)	—	(0.4)	0.1	(0.3)
Total Derivative Liabilities (2)	$(4.8)	$(2.6)	$(7.4)	$6.2	$(1.2)

Net Derivative Assets/(Liabilities)	$8.4	$(0.6)	$7.8	$—	$7.8

	December 31, 2012
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$5.7	$—	$5.7	$(4.2)	$1.5
Energy contracts	0.2	—	0.2	(0.2)	—
Other contracts	0.2	—	0.2	—	0.2
Total Derivative Assets (1)	$6.1	$—	$6.1	$(4.4)	$1.7

Foreign exchange contracts	$(4.7)	$(1.9)	$(6.6)	$4.2	$(2.4)
Energy contracts	(1.7)	—	(1.7)	0.2	(1.5)
Total Derivative Liabilities (2)	$(6.4)	$(1.9)	$(8.3)	$4.4	$(3.9)

Net Derivative Assets/(Liabilities)	$(0.3)	$(1.9)	$(2.2)	$—	$(2.2)
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The tables below summarizes the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments for the three months ended March 31, 2013 and 2012.

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended March 31
	Contracts
	Foreign exchange		Energy		Other		Total
(in Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Unrealized hedging gains (losses) and other, net of tax	$3.8	$3.3	$2.4	$(2.5)	$—	$—	$6.2	$0.8
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective Portion	(0.8)	(1.1)	0.2	1.6	—	—	(0.6)	0.5
Ineffective Portion	(0.1)	(0.1)	—	—	—	—	(0.1)	(0.1)
Total derivative instrument impact on comprehensive income	$2.9	$2.1	$2.6	$(0.9)	$—	$—	$5.5	$1.2
____________________

(1)	See Note 14 for classification of amounts within the condensed consolidated statements of income.

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31
(in Millions)		2013	2012
Foreign Exchange contracts	Cost of Sales and Services	$(1.9)	$3.4
Total		$(1.9)	$3.4

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
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012. During the periods presented there were no transfers between fair-value hierarchy levels.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions)	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities (1):
Energy contracts	$2.8	$—	$2.8	$—
Other contracts	0.2	—	0.2	—
Derivatives – Foreign Exchange (1)	6.0	—	6.0	—
Other (2)	36.1	36.1	—	—
Total Assets	$45.1	$36.1	$9.0	$—

Liabilities
Derivatives – Commodities (1):
Energy contracts	$0.3	$—	$0.3	$—
Derivatives – Foreign Exchange (1)	0.9	—	0.9	—
Acquisition (3)	1.0	—	—	1.0
Other (4)	42.5	42.5	—	—
Total Liabilities	$44.7	$42.5	$1.2	$1.0

(in Millions)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities (1):
Energy contracts	$—	$—	$—	$—
Other contracts	0.2	—	0.2	—
Derivatives – Foreign Exchange	1.5	—	1.5	—
Other (2)	33.0	33.0	—	—
Total Assets	$34.7	$33.0	$1.7	$—

Liabilities
Derivatives – Commodities (1):
Energy contracts	$1.5	$—	$1.5	$—
Derivatives – Foreign Exchange (1)	2.4	—	2.4	—
Acquisition (3)	1.0	—	—	1.0
Other (4)	39.8	39.8	—	—
Total Liabilities	$44.7	$39.8	$3.9	$1.0
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classification on our condensed consolidated balance sheet.

(2)
Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the condensed consolidated balance sheets.

(3)
Represents contingent consideration associated with acquisitions completed during 2011. See Note 3 for more information. The changes in this Level 3 liability represented payments made against the liability.

(4)
Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the condensed consolidated balance sheets.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our condensed consolidated balance sheets during the three months ended March 31, 2013 and the year ended December 31, 2012.

(in Millions)	Three months ended March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Three Months Ended March, 2013)
Assets
Long-lived assets to be abandoned (1)	$—	$—	$—	$—	$(1.0)
Total Assets	$—	$—	$—	$—	$(1.0)

Liabilities
Liabilities associated with exit activities (2)	$4.8	$—	$4.8	$—	$(4.8)
Total Liabilities	$4.8	$—	$4.8	$—	$(4.8)
____________________

(1)
We recorded charges to write down the value of certain long-lived assets to be abandoned within our Specialty Chemicals segment, related to our Lithium restructuring, to their salvage value of zero as these long-lived assets have no future use and are anticipated to be demolished.

(2)	This amount represents severance liabilities associated with the Lithium restructuring as further described in Note 7.

(in Millions)	Year ended December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2012)
Assets
Long-lived assets to be abandoned (1)	$3.1	$—	$—	$3.1	$(15.9)
Total Assets	$3.1	$—	$—	$3.1	$(15.9)

Liabilities
Liabilities associated with exit activities (2)	5.6	—	5.6	—	(5.6)
Total Liabilities	$5.6	$—	$5.6	$—	$(5.6)
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

(2)	This amount represents severance liabilities associated with the Zeolites shutdown.

Note 18: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2013:

(in Millions)
Guarantees:
Guarantees of vendor financing	$17.3
Foreign equity method investment debt guarantees	7.6
Other debt guarantees	14.7
Total	$39.6
We provide guarantees to financial institutions on behalf of certain Agricultural Products customers, principally in Brazil and Mexico, for their seasonal borrowing. The total of these guarantees was $17.3 million and $31.4 million at March 31, 2013 and December 31, 2012, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”. The change in the guarantees is generally due to the seasonality of the Agricultural Products business.
Excluded from the chart above, in connection with our property and asset sales and divestitures, we have agreed to indemnify the buyer for certain liabilities, including environmental contamination and taxes that occurred prior to the date of sale. Our indemnification obligations with respect to these liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum or maximum individual or aggregate claim amounts. As such, it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss. If triggered, we may be able to recover some of the indemnity payments from third parties. We have not recorded any specific liabilities for these guarantees.
Contingencies

Hydrogen Peroxide competition / antitrust litigation. We are subject to actions brought by private plaintiffs relating to alleged violations of European and Canadian competition and antitrust laws, as further described below.
European competition action. Multiple European purchasers of hydrogen peroxide who claim to have been harmed as a result of alleged violations of European competition law by hydrogen peroxide producers assigned their legal claims to a single entity formed by a law firm. The single entity then filed a lawsuit in Germany in March 2009 against European producers, including our wholly-owned Spanish subsidiary, Foret. Initial defense briefs were filed in April 2010, and an initial hearing was held during the first quarter of 2011, at which time case management issues were discussed. At a subsequent hearing in October 2011, the Court indicated that it was considering seeking guidance from the European Court of Justice (“ECJ”) as to whether the German courts have jurisdiction over these claims. After submission of written comments on this issue by the parties, on March 1, 2012, the judge announced that she would refer the jurisdictional issues to the ECJ. Such a referral to the ECJ normally takes 12-18 months for completion after the formal reference. The judge has not yet formally made the referral . Since the case is in the preliminary stages and is based on a novel procedure - namely the attempt to create a cross-border “class action” which is not a recognized proceeding under EU or German law - we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend this matter.
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
See Note 11 for the Pocatello tribal litigation for a legal proceeding associated with our environmental contingencies.

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

•	We have combined other income (expense), net and corporate expense into one line item renamed “Corporate and other”.

The segment information provided below for all periods presented has been updated to reflect this presentation change for all periods presented.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions)	Three Months Ended March 31
	2013	2012
Revenue
Agricultural Products	$495.2	$454.2
Specialty Chemicals	236.0	215.9
Industrial Chemicals	259.6	272.6
Eliminations	(0.6)	(2.0)
Total	$990.2	$940.7
Income from continuing operations before income taxes
Agricultural Products	$163.3	$130.5
Specialty Chemicals	45.5	43.0
Industrial Chemicals	32.9	52.2
Eliminations	(0.1)	0.1
Segment operating profit	241.6	225.8
Corporate and other	(19.8)	(23.5)
Operating profit before the items listed below	221.8	202.3
Restructuring and other (charges) income (1)	(9.9)	(1.7)
Interest expense, net	(11.7)	(11.3)
Non-operating pension and postretirement (charges) income (2)	(12.7)	(9.1)
Acquisition-related charges (3)	—	(3.4)
Provision for income taxes	(47.3)	(44.8)
Discontinued operations, net of income taxes	(5.2)	(7.4)
Net income attributable to noncontrolling interests	$(4.1)	$(5.5)
Net income attributable to FMC stockholders	$130.9	$119.1
_________________________________________

(1)
See Note 7 for details of restructuring and other charges (income). Amounts for the three months ended March 31, 2013, relate to Agricultural Products of $0.6 million, Specialty Chemicals of $7.6 million, Industrial Chemicals of $0.6 million and Corporate of $1.1 million. Amounts for the three months ended March 31, 2012, relate to Agricultural Products of $0.4 million, Specialty Chemicals of $(0.2) million, Industrial Chemicals of $0.9 million and Corporate of $0.6 million.

(2)
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

(3)
These charges were related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting. The charges for the three months ended March 31, 2012 primarily relate to a number of acquisitions completed in 2011. On the condensed consolidated statements of income, the charges presented are included in “Costs of sales and services”. No such charges occurred for the three months ended March 31, 2013.

Note 20: Subsequent Event

In April 2013, we made the decision to simplify our organizational structure to focus on three core business segments. The new segments better reflect the markets where we participate and lead today, and where we expect to grow in the future.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Beginning in the second quarter of 2013 the following changes will be made:

•
Our current BioPolymer division will be moved into a standalone reporting segment and renamed FMC Health and Nutrition. This change better reflects our strategic intent to continue to broaden our product and customer base in faster growing food and pharmaceutical segments and to expand into nutraceuticals, personal care and similar markets.

•
We will combine our current Lithium and Alkali Chemicals divisions into a single reporting segment, FMC Minerals. We believe doing this will enable us to leverage technical resources and improve operating performance in both businesses.

•	Our Agricultural Products Group will be renamed FMC Agricultural Solutions. We believe this name change better reflects the value-added solutions and services that we provide to our customers.

•
Finally, our Peroxygens and related Environmental Solutions product lines will become a standalone reporting segment called FMC Peroxygens. We have begun exploring the divestiture of all or significant portions of this segment.

These changes will be reflected prospectively, with comparable prior period data, in our second quarter 2013 Form 10-Q.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.
Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, “expects”, “should”, “could”, “may”, “will continue to”, “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, these statements. These statements are qualified by reference to the section “Forward-Looking Statements” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”) and to similar disclaimers in all other reports and forms filed with the Securities and Exchange Commission (“SEC”). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
We further caution that the list of risk factors in Item 1A in Part I of the 2012 10-K may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2012 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Application of Critical Accounting Policies” section in our 2012 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.

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
First Quarter 2013 Highlights

The following are the more significant developments in our businesses during the three months ended March 31, 2013:

•
Revenue of $990.2 million for the three months ended March 31, 2013 increased $49.5 million or five percent versus the same period last year. Revenue increases are associated with sales growth in our Agricultural Products and Specialty Chemicals businesses, partially offset by declines in our Industrial Chemicals segment. A more detailed review of revenues by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in North America were up 19 percent, sales in Europe, Middle East and Africa were up 11 percent, sales in Asia were up one percent while sales in Latin America decreased by 16 percent.

•
Our gross margin, excluding acquisition-related charges, increased by $19.0 million or approximately five percent to $369.7 million versus last year's first quarter driven by higher volumes and selling prices primarily in our Agricultural Products segment. Gross margin percent of 37 percent remained consistent period to period.

•	Selling, general and administrative expenses, excluding non-operating pension and postretirement charges, decreased slightly by $1.4 million or one percent to $118.6 million.

•	Research and Development expenses of $29.8 million increased $1.3 million or five percent.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $151.5 million increased $16.1 million or 12 percent primarily due to higher operating results in Agricultural Products. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

•
In April 2013, we made the decision to simplify our organizational structure to focus on three core business segments. The new segments better reflect the markets where we participate and lead today, and where we expect to grow in the future. For more information on this change see Note 20 within the notes to the condensed consolidated financial statements within this Form 10-Q.

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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended March 31
	2013	2012
Revenue
Agricultural Products	$495.2	$454.2
Specialty Chemicals	236.0	215.9
Industrial Chemicals	259.6	272.6
Eliminations	(0.6)	(2.0)
Total	$990.2	$940.7
Income (loss) from continuing operations before income taxes
Agricultural Products	$163.3	$130.5
Specialty Chemicals	45.5	43.0
Industrial Chemicals	32.9	52.2
Eliminations	(0.1)	0.1
Segment operating profit	241.6	225.8
Corporate and other	(19.8)	(23.5)
Operating profit before the items listed below	221.8	202.3

Interest expense, net	(11.7)	(11.3)
Corporate special (charges) income:
Restructuring and other (charges) income	(9.9)	(1.7)
Non-operating pension and postretirement charges (1)	(12.7)	(9.1)
Acquisition-related charges	—	(3.4)
Provision for income taxes	(47.3)	(44.8)
Discontinued operations, net of income taxes	(5.2)	(7.4)
Net income attributable to noncontrolling interests	(4.1)	(5.5)
Net income attributable to FMC stockholders	$130.9	$119.1
____________________

(1)
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

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended March 31
	2013	2012
Net income attributable to FMC stockholders (GAAP)	$130.9	$119.1
Corporate special charges (income), pre-tax	22.6	14.2
Income tax expense (benefit) on Corporate special charges (income)	(8.2)	(5.3)
Corporate special charges (income), net of income taxes	14.4	8.9
Discontinued operations, net of income taxes	5.2	7.4
Tax adjustments	1.0	—
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$151.5	$135.4
Three months ended March 31, 2013 compared to three months ended March 31, 2012
In the discussion below, please refer to our chart titled "Segment Results Reconciliation" within the Results of Operations section. All comparisons are between the periods unless otherwise noted.
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
Information about how some of these items relate to our businesses at the segment level is discussed in Note 19 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2012 consolidated financial statements in our 2012 Form 10-K.
Effective in fiscal year 2013, our segment presentations including allocation of certain corporate expenses were updated to reflect how we currently make financial decisions and allocate resources. The presentation change was also made since we believe the changes provide a better understanding of the underlying profitability of each individual business segment. For more information on this presentation change see Note 19 to our condensed consolidated financial statements included within this Form 10-Q.
The Segment Results as discussed below for all periods presented have been updated to reflect this presentation change.
Agricultural Products

($ in Millions)	Three Months Ended March 31		Increase/(Decrease)
	2013	2012	$	%
Revenue	$495.2	$454.2	$41.0	9%
Operating Profit	163.3	130.5	32.8	25
Revenue of $495.2 million increased approximately nine percent versus the prior year quarter due to sales growth in North America, Asia and Europe/Middle East/Africa ("EMEA"), offset by a decline in Latin America.
Sales in North America of $226.4 million increased 48 percent driven by strong early season demand for pre-emergent herbicides and at-plant insecticides. Revenue in Asia of $75.5 million and sales in EMEA of $37.4 million increased five percent, respectively, due mostly to growth from new products partially offset by droughts in Australia. Revenue in Latin

America of $155.8 million decreased 19 percent due mostly to a reduction in planted area for cotton and a slow start in the sugarcane segment in Brazil, partially offset by growth in Argentina and Mexico.
Agricultural Products' operating profit of $163.3 million increased approximately 25 percent compared to the year-ago quarter, reflecting the sales growth described in the preceding paragraph, a favorable geographic/product mix and selected price increases. Selling, general and administrative costs were approximately $1 million lower compared to the prior year.
In 2013, we expect full-year revenue growth in the high-teens percent reflecting increased volumes due to strong market conditions and growth from new and recently introduced products, including new fungicides, as well as our direct market access initiatives in Asia and Latin America. We expect full-year segment operating profit growth in the mid- to high-teens percent driven by sales gains partially offset by increased SG&A and R&D spending to support growth.
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
Specialty Chemicals

($ in Millions)	Three Months Ended March 31		Increase/(Decrease)
	2013	2012	$	%
Revenue	$236.0	$215.9	$20.1	9%
Operating Profit	45.5	43.0	2.5	6
Revenue in Specialty Chemicals was $236.0 million, an increase of approximately nine percent versus the prior-year quarter. The increase was partially driven by incremental revenue of $8.7 million associated with 2012 acquisitions. Higher selling prices across the segment and volume growth in BioPolymer drove higher revenues period over period.
BioPolymer revenue of $191.9 million increased approximately 17 percent from the prior-year quarter. This increase was due to volume increases of 10 percent in all core product lines, revenue from acquisitions which increased sales by five percent and favorable pricing which increased sales by two percent. Volume growth was partially attributed to recent capacity expansions.
Lithium revenue of $44.1 million decreased approximately 14 percent compared to the prior-year quarter. During the quarter Lithium experienced reduced volumes which impacted revenue by 15 percent which was partially offset by slightly higher pricing which increased sales one percent. The lower volumes were due to continued production constraints and the effects of recent labor disputes in Chilean ports.
Segment operating profit of $45.5 million increased by six percent versus the year ago quarter. The increase in revenue was mostly offset by higher operating costs, particularly in Lithium's Argentina operations.
In 2013, we expect full-year revenue growth of approximately 10 percent driven by higher volumes in BioPolymer. We expect full-year segment operating profit growth in the mid- to high-single digits percent, with sales gains in BioPolymer partially offset by continued weak Lithium performance.

Industrial Chemicals

($ in Millions)	Three Months Ended March 31		Increase/(Decrease)
	2013	2012	$	%
Revenue	$259.6	$272.6	$(13.0)	(5)%
Operating Profit	32.9	52.2	(19.3)	(37)
Revenue in Industrial Chemicals was $259.6 million, a decrease of approximately five percent versus the prior-year quarter. Revenue decreased due to unfavorable pricing which impacted sales by six percent, offset slightly by higher volumes of one percent.
Alkali revenues of $174.5 million decreased four percent as higher overall volume increases were more than offset by reduced export pricing, particularly in Asia.
Peroxygens revenues of $73.9 million decreased eight percent compared to the prior year quarter. The decrease was due to lower volumes primarily in the persulfate market and the absence of zeolites revenue as a result of our phase out of the zeolites operations in fourth quarter of 2012.
Environmental Solutions revenue of $11.2 million increased approximately eight percent driven primarily by higher volumes.
Segment operating profit of $32.9 million decreased approximately 37 percent versus the year ago quarter. The decrease was primarily driven by lower overall pricing in Alkali and reduced volumes in Peroxygens.
In 2013, we expect full-year revenue growth in the mid-single digit percent driven primarily by volumes and higher prices in soda ash in the second half of the year. We expect full-year segment operating profit declines in the mid-single digit percent, reflecting slower than anticipated export soda ash pricing.
Other Results of Operations
Corporate and other
Corporate and other expenses of $19.8 million in the first quarter of 2013 decreased by $3.7 million from $23.5 million in the same period in 2012. The decrease is primarily driven by a reduction in our last-in, first-out (LIFO) inventory reserve charge compared to prior period of $2.5 million. Except for LIFO related charges that are included as a component of "Cost of sales and services" all other Corporate and other expenses are included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.
Interest expense, net
Interest expense, net for the first quarter of 2013 was $11.7 million as compared to the first quarter of 2012 of $11.3 million.
Corporate special (charges) income
Restructuring and other charges (income)
These charges totaled $9.9 million in the first quarter of 2013 compared to $1.7 million in the first quarter of 2012. Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income). See the table and further discussion regarding our restructuring and other charges (income) in Note 7 to our condensed consolidated financial statements included in this Form 10-Q. Restructuring and asset disposal charges in 2013 of $8.4 million were primarily associated with the announced Lithium restructuring. Other charges (income) net in 2013 of $1.5 million were primarily associated with environmental charges associated with remediation at continuing operating sites.
Restructuring and asset disposal charges in 2012 of $1.1 million were primarily associated with continuing charges related to facility restructurings and shutdowns which were announced in years prior to 2012. Other charges (income) net in 2012 of $0.6 million were primarily associated with charges for environmental remediation at operating sites.
The liabilities associated with the restructuring charges listed above are also included within Note 7 to our condensed consolidated financial statements included in this Form 10-Q. We believe the restructuring plans implemented are on schedule and the benefits and savings either have been or will be achieved.

Non-operating pension and postretirement charges
The charge for the three months ended March 31, 2013 was $12.7 million compared to $9.1 million for the three months ended March 31, 2012. The increase in charges was primarily the result of higher amortization impacts of actuarial losses of $4.4 million. These expenses are included as a component of the line item "Selling, general and administrative expenses" on our condensed consolidated statements of income.
Acquisition-related charges
There were no acquisition-related charges for the three months ended March 31, 2013. Charges for the three months ended March 31, 2012 related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting associated with acquisitions completed prior to 2012. On the condensed consolidated statements of income, these charges are included in “Costs of sales and services”.
Provision for income taxes
Provision for income taxes was $47.3 million resulting in an effective tax rate of 25.2 percent compared to expense of $44.8 million resulting in an effective tax rate of 25.3 percent for the three months ended March 31, 2013 and 2012, respectively.
Discontinued operations, net of income taxes
Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued prior to 2002. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.
Discontinued operations, net of income taxes totaled a charge of $5.2 million for the three months ended March 31, 2013, compared to a charge of $7.4 million for the three months ended March 31, 2012. The charges for the three months ended March 31, 2013 and 2012, were primarily related to charges for legal reserves and expenses related to discontinued operations and an increase in our reserves for operating and maintenance activities for a number of environmental sites.
Net income attributable to FMC stockholders
Net income attributable to FMC stockholders increased to $130.9 million for the three months ended March 31, 2013, from $119.1 million for the three months ended March 31, 2012. The increase was primarily due to higher operating profits in Agricultural Products, partially offset by the decrease in Industrial Chemicals' operating profits and an increase in restructuring and other charges and non-operating pension and postretirement charges.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at March 31, 2013 and December 31, 2012, were $82.6 million and $77.1 million, respectively. Of the cash and cash equivalents balance at March 31, 2013, $78.1 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings. In the event that funds from our foreign subsidiaries are repatriated to the U.S., we would be required to accrue and pay U.S. taxes on those amounts.
At March 31, 2013, we had total debt of $1,277.1 million as compared to $965.1 million at December 31, 2012. The increase was primarily associated with higher borrowings under our committed credit facility to support working capital requirements. Total debt included $1,233.9 million and $908.8 million of long-term debt (excluding current portions of $6.0 million and $5.7 million) at March 31, 2013 and December 31, 2012, respectively. Short-term debt, which consists solely of foreign borrowings, decreased from $50.6 million at December 31, 2012 to $37.2 million at March 31, 2013.

Statement of Cash Flows
Cash (required) provided by operating activities was $(31.9) million and $24.4 million for the three months ended March 31, 2013 and 2012, respectively.
The table below presents the components of net cash provided (required) by operating activities.

(in Millions)	Three Months Ended March 31
	2013	2012
Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$198.7	$188.0
Significant non-cash expenses (1)	58.8	53.1
Operating income before non-cash expenses (Non-GAAP)	257.5	241.1

Change in trade receivables (2)	(101.7)	(117.3)
Change in inventories (3)	(6.2)	(36.3)
Change in accounts payable (4)	(59.5)	(12.7)
Change in accrued rebates (5)	120.1	77.9
Change in advance payments from customers (6)	(133.0)	(68.1)
Change in all other operating assets and liabilities (7)	(45.2)	(21.2)
Restructuring and other spending (8)	(4.1)	(4.4)
Environmental spending, continuing, net of recoveries (9)	(1.0)	0.1
Pension and other postretirement benefit contributions (10)	(17.9)	(20.5)
Cash basis operating income (Non-GAAP)	9.0	38.6

Interest payments	(9.3)	(2.6)
Tax payments	(27.3)	(6.9)
Excess tax benefits from share-based compensation	(4.3)	(4.7)

Cash provided (required) by operating activities	$(31.9)	$24.4
____________________

(1)	Represents the sum of depreciation, amortization, non-cash asset write downs, share-based compensation, and pension charges.

(2)
Overall, the use of cash for trade receivables is primarily due to revenue increases in both periods, particularly for Agricultural Products. Amounts for both periods also include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks.

(3)
The change in inventory from 2012 to 2013 was due to timing of inventory build in our Agricultural Products Group to satisfy early season demand. The majority of the build to satisfy the 2013 demand occurred in the fourth quarter of 2012.  Higher sales of inventory also contributed to the change year over year.

(4)	The use of cash in our accounts payable balance was driven by the Q4 2012 inventory build to satisfy projected 2013 demand, which was paid during the first quarter 2013.

(5)
These rebates are associated with our Agricultural Products segment and are primarily in North America and Brazil and generally settle in the fourth quarter of each year. The increase from 2012 to 2013 is primarily associated with the increased sales for Agricultural Products in North America.

(6)
The advance payments from customers represent advances from our Agricultural Products segment customers. The use of cash for each year presented is consistent with our sales increases year over each year. We received substantial increases in advance payments from customers at the end of 2012 related to 2013 season compared to the prior period.

(7)	Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities.

(8)	See Note 7 in our condensed consolidated financial statements included in this Form 10-Q for further details.

(9)
Included in our income for both periods presented are environmental charges of $1.0 million, respectively, for environmental remediation at our operating sites. The amounts in 2013 will be spent in periods beyond first quarter 2013. The amounts in this row represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(10)	Amounts include voluntary contributions to our U.S. defined benefit plan of $13.0 million and $17.5 million, respectively.
Cash required by operating activities of discontinued operations was $12.6 million and $12.0 million for the three months ended March 31, 2013 and 2012, respectively.
This change was primarily due to an increase in legal spending related to discontinued operations in the three months ended March 31, 2013, compared to the prior year period mostly offset by lower environmental spending.
Cash required by investing activities was $55.2 million and $67.9 million for the three months ended March 31, 2013 and 2012, respectively.
The decrease in spending during the three months ended March 31, 2013, as compared to the same period in 2012 was primarily due to additional payments associated with our acquisitions completed in 2011, which were paid in first quarter 2012.
Cash provided (required) by financing activities was $105.3 million and $(33.0) million for the three months ended March 31, 2013 and 2012, respectively.
The increase is primarily due to increased borrowings under our committed credit facility and lower repurchases of common stock under our publicly announced program. See further discussion on these repurchases below under the section “Other potential liquidity needs”. These changes were partially offset by the acquisition of an additional 6.25% ownership interest in our consolidated entity FMC Wyoming. See Note 13 in our condensed consolidated financial statements included in this Form 10-Q for further details.
Other potential liquidity needs
Our cash needs for 2013 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations and borrowings under our committed revolving credit facility. At March 31, 2013 our remaining borrowing capacity under our revolving credit facility was $971.7 million.
Projected 2013 capital expenditures as well as expenditures related to contract manufacturers are expected to be approximately 30 percent higher than 2012 levels, primarily to increase capacity in BioPolymer, Lithium and soda ash.
Projected 2013 spending includes approximately $40 million of net environmental remediation spending. This spending does not include expected spending of approximately $10 million associated with capital projects relating to environmental control facilities. Also, we expect to spend approximately $30 million in 2013 for environmental compliance costs, which we will include as a component of costs of sales and services in our condensed consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls over the foregoing projections.
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we have made voluntary contributions through March 31, 2013 of $13.0 million and expect to make approximately $40 million in voluntary contributions throughout 2013. These contributions are in excess of the minimum requirements. We made voluntary contributions of $65 million in 2012. We do not believe that these projected contributions will have a significant negative impact on our current and future liquidity needs. However, any volatility of interest rates or negative equity returns may require greater contributions to the U.S. Plan in the future.
For the three months ended March 31, 2013 and 2012, we paid $18.7 million and $10.5 million, respectively, in dividends declared in previous periods. On April 18, 2013, we paid dividends totaling $18.5 million to our shareholders of record as of March 28, 2013. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of March 31, 2013.
During the three months ended March 31, 2013, we repurchased 1,843,200 shares under the publicly announced repurchase program for $109.9 million. At March 31, 2013, $134.9 million remained unused under our Board-authorized repurchase program.
On April 23, 2013 our Board authorized the repurchase of up to $500 million of our common shares. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. The authorization of April 23, 2013 replaced the previous authority under which $134.9 million was unused.
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law in 2010. Title VII of the Act contains significant changes in the ways derivatives are regulated. Several U.S. government regulatory agencies and departments are charged with developing the many regulations required under the new law. While the exact effects on FMC cannot be known until final regulations are promulgated, we believe they will not adversely affect our liquidity in a material way.

Commitments and Contingencies
See Note 17 to our condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2012 can be found in a table included within Part II, Item 7 of our 2012 consolidated financial statements on our 2012 Form 10-K. There have been no significant changes to our contractual commitments during the three months ended March 31, 2013.

Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2012 consolidated financial statements on our 2012 10-K. There have been no material changes related to climate change from the information reported in our 2012 10-K.

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
At March 31, 2013, our financial instrument position was a net asset of $7.8 million compared to a net liability of $2.2 million at December 31, 2012. The change in the net financial instrument position was primarily due to larger unrealized gains in our commodity and foreign exchange portfolios.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are approximately seven percent of our cost of sales and services and are diversified among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2013 and December 31, 2012, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in an increase in the net asset position of $5.0 million at March 31, 2013, compared to a $4.6 million decrease of the net liability position at December 31, 2012. A 10 percent decrease in energy market prices would result in a decrease of $5.0 million in the net asset position at March 31, 2013, compared to an increase of $4.1 million of the net liability position at December 31, 2012.
Our Agricultural Products segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of March 31, 2013 and December 31, 2012 our net financial instrument position was immaterial.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2013 and December 31, 2012, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in an increase of $10.1 million in the net asset position at March 31, 2013, compared to a decrease of $5.5 million in the net liability position at December 31, 2012. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in a decrease of $11.6 million in the net asset position at March 31, 2013, compared to a increase of $4.3 million in the net liability position at December 31, 2012. As a result, at March 31, 2013 the net asset position would have become a net liability.
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2013 and December 31, 2012, we had no interest rate swap agreements.
Our debt portfolio, at March 31, 2013, is composed of 61 percent fixed-rate debt and 39 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2011 credit agreement, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt in our debt portfolio at March 31, 2013, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $1.2 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $1.2 million for the first three months of 2013.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2013, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of March 31, 2013, the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Corporation and subsidiaries as of December 31, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for the year then ended (not presented herein); and in our report dated February 19, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Philadelphia, Pennsylvania
May 1, 2013

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2012 Form 10-K, see Note 18 to the condensed consolidated financial statements included within this Form 10-Q.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A "Risk Factors" of our 2012 Form 10-K. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 1-31, 2013	48,915	$58.52	—	$—	$244,811,313
February 1-28, 2013	1,235,359	$58.96	1,177,600	$69,403,938	$175,407,375
March 1-31, 2013	669,463	$60.78	665,600	$40,468,670	$134,938,705
Total Q1 2013	1,953,737	$59.57	1,843,200	$109,872,608	$134,938,705

During the three months ended March 31, 2013, we repurchased 1,843,200 shares under the publicly announced repurchase program for $109.9 million. At March 31, 2013, $134.9 million remained unused under our Board-authorized repurchase program.

On April 23, 2013 our Board authorized the repurchase of up to $500 million of our common shares. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. The authorization of April 23, 2013 replaced the previous authority under which $134.9 million was unused. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

ITEM 4.    MINE SAFETY DISCLOSURES
Information regarding mine safety and other regulatory actions at our mine in Green River, Wyoming is included in Exhibit 95 to this Form 10-Q.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

*10	Transition Agreement by and between D. Michael Wilson and FMC Corporation, dated April 29, 2013. (Exhibit 10.1 to FMC Corporation's Current Report on Form 8-K filed on April 30, 2013)

12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

95	Mine Safety Disclosures

101	Interactive Data File
* Incorporated by reference

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

By:	/S/ PAUL W. GRAVES
Paul W. Graves Executive Vice President and Chief Financial Officer
Date: May 1, 2013

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED MARCH 31, 2013

Exhibit No.	Exhibit Description
12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

95	Mine Safety Disclosures

101	Interactive Data File