Form 10-Q
period 2013-06-30
FMC CORP
filed 2013-07-30
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at June 30, 2013
Common Stock, par value $0.10 per share	136,361,044

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in Millions, Except Per Share Data)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenue	$959.4	$905.2	$1,949.6	$1,845.9
Costs and Expenses
Costs of sales and services	616.5	567.4	1,237.0	1,160.8

Gross margin	342.9	337.8	712.6	685.1

Selling, general and administrative expenses	138.8	128.3	270.1	257.4
Research and development expenses	29.1	28.4	58.9	56.9
Restructuring and other charges (income)	6.5	5.6	16.4	7.3
Total costs and expenses	790.9	729.7	1,582.4	1,482.4
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	168.5	175.5	367.2	363.5
Equity in (earnings) loss of affiliates	0.2	0.3	(0.3)	0.2
Interest expense, net	12.3	11.5	24.0	22.8
Income from continuing operations before income taxes	156.0	163.7	343.5	340.5
Provision for income taxes	36.7	45.3	84.0	90.1
Income from continuing operations	119.3	118.4	259.5	250.4
Discontinued operations, net of income taxes	1.9	(8.1)	(3.3)	(15.5)
Net income	121.2	110.3	256.2	234.9
Less: Net income attributable to noncontrolling interests	3.2	5.4	7.3	10.9
Net income attributable to FMC stockholders	$118.0	$104.9	$248.9	$224.0
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$116.1	$113.0	$252.2	$239.5
Discontinued operations, net of income taxes	1.9	(8.1)	(3.3)	(15.5)
Net income	$118.0	$104.9	$248.9	$224.0
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.85	$0.82	$1.84	$1.73
Discontinued operations	0.01	(0.06)	(0.02)	(0.11)
Net income	$0.86	$0.76	$1.82	$1.62
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.85	$0.82	$1.83	$1.72
Discontinued operations	0.01	(0.06)	(0.02)	(0.11)
Net income	$0.86	$0.76	$1.81	$1.61
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net Income	$121.2	$110.3	$256.2	$234.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	1.1	(29.4)	(13.5)	(18.2)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $(5.1) and $(1.5) for the three and six months ended 2013 and $(0.9) and $(0.6) for the three and six months ended 2012, respectively	(9.4)	(1.5)	(3.2)	(0.7)
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $(0.6) and $(1.0) for the three and six months ended 2013 and $0.7 and $1.1 for the three and six months ended 2012, respectively (3)	(1.4)	1.2	(2.1)	1.6
Total derivative instruments, net of tax of $(5.7) and $(2.5) for the three and six months ended 2013 and $(0.2) and $0.5 for the three and six months ended 2012, respectively	(10.8)	(0.3)	(5.3)	0.9

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of zero and $0.1 for the three and six months ended 2013 and $0.6 and zero for the three and six months ended 2012, respectively (2)	(0.5)	1.3	0.1	0.4
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $6.6 and $13.0 for the three and six months ended 2013 and $4.8 and $9.7 for the three and six months ended 2012, respectively (3)	10.7	7.9	21.5	15.8
Total pension and other postretirement benefits, net of tax of $6.6 and $13.1 for the three and six months ended 2013 and $5.4 and $9.7 for the three and six months ended 2012, respectively	10.2	9.2	21.6	16.2

Other comprehensive income (loss), net of tax	0.5	(20.5)	2.8	(1.1)
Comprehensive income	$121.7	$89.8	$259.0	$233.8
Less: Comprehensive income attributable to the noncontrolling interest	3.9	5.0	7.9	10.6
Comprehensive income attributable to FMC stockholders	$117.8	$84.8	$251.1	$223.2
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

(3)	For more detail on the components of these reclassifications and the affected line item in the Condensed Consolidated Statements of Income see Note 14.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$77.4	$77.1
Trade receivables, net of allowance of $28.0 at June 30, 2013 and $27.2 at December 31, 2012	1,092.1	1,124.5
Inventories	661.2	675.7
Prepaid and other current assets	223.4	181.1
Deferred income taxes	128.6	123.4
Total current assets	2,182.7	2,181.8
Investments	43.4	40.2
Property, plant and equipment, net	1,147.3	1,136.2
Goodwill	289.2	294.4
Other intangibles, net	207.4	215.7
Other assets	275.7	272.3
Deferred income taxes	204.0	233.3
Total assets	$4,349.7	$4,373.9
LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$286.4	$50.6
Current portion of long-term debt	21.8	5.7
Accounts payable, trade and other	344.8	443.2
Advance payments from customers	5.2	140.3
Accrued and other liabilities	181.7	192.0
Accrued payroll	53.5	75.1
Accrued customer rebates	320.6	142.9
Guarantees of vendor financing	14.4	31.4
Accrued pension and other postretirement benefits, current	21.3	21.3
Income taxes	19.2	32.9
Total current liabilities	1,268.9	1,135.4
Long-term debt, less current portion	762.4	908.8
Accrued pension and other postretirement benefits, long-term	343.6	375.8
Environmental liabilities, continuing and discontinued	174.0	200.2
Reserve for discontinued operations	47.2	44.4
Other long-term liabilities	155.0	154.5
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2013 or 2012	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2013 and 2012; 185,983,792 issued shares at June 30, 2013 and December 31, 2012	18.6	18.6
Capital in excess of par value of common stock	441.1	481.9
Retained earnings	2,748.4	2,536.5
Accumulated other comprehensive income (loss)	(406.7)	(408.9)
Treasury stock, common, at cost: 49,622,748 shares at June 30, 2013 and 48,313,414 shares at December 31, 2012	(1,253.8)	(1,147.8)
Total FMC stockholders’ equity	1,547.6	1,480.3
Noncontrolling interests	51.0	74.5
Total equity	1,598.6	1,554.8
Total liabilities and equity	$4,349.7	$4,373.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Six Months Ended June 30
	2013	2012
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income	$256.2	$234.9
Discontinued operations	3.3	15.5
Income from continuing operations	$259.5	$250.4
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	68.0	66.7
Equity in (earnings) loss of affiliates	(0.3)	0.2
Restructuring and other charges (income)	16.4	7.3
Deferred income taxes	15.0	23.8
Pension and other postretirement benefits	36.2	29.4
Share-based compensation	9.4	10.2
Excess tax benefits from share-based compensation	(6.3)	(6.2)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	27.2	(64.1)
Guarantees of vendor financing	(17.0)	10.6
Inventories	9.0	(90.7)
Other current assets and other assets	(27.2)	(18.1)
Accounts payable	(74.4)	(16.1)
Accrued and other current liabilities and other liabilities	(19.0)	12.6
Advance payments from customers	(135.1)	(71.4)
Accrued payroll	(21.6)	(19.3)
Accrued customer rebates	178.7	142.9
Income taxes	(18.1)	40.6
Pension and other postretirement benefit contributions	(43.0)	(33.2)
Environmental spending, continuing, net of recoveries	(2.9)	(2.3)
Restructuring and other spending	(9.2)	(5.4)
Cash provided (required) by operating activities	245.3	267.9
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(17.2)	(8.7)
Payments of other discontinued reserves, net of recoveries	5.0	(12.2)
Cash provided (required) by operating activities of discontinued operations	(12.2)	(20.9)
The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Six Months Ended June 30
	2013	2012
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(96.5)	$(81.2)
Proceeds from disposal of property, plant and equipment	1.9	0.1
Acquisitions, net of cash acquired	(0.2)	(98.4)
Investments in nonconsolidated affiliates	(4.5)	(6.8)
Other investing activities	(13.4)	(12.7)
Cash provided (required) by investing activities	(112.7)	(199.0)
Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	(130.0)	26.0
Increase (decrease) in short-term debt	236.6	15.4
Repayments of long-term debt	(0.4)	(15.0)
Proceeds from borrowings of long-term debt	0.5	5.4
Distributions to noncontrolling interests	(6.6)	(7.0)
Acquisition of noncontrolling interests	(80.0)	—
Issuances of common stock, net	8.4	11.0
Excess tax benefits from share-based compensation	6.3	6.2
Dividends paid	(37.1)	(22.9)
Repurchases of common stock under publicly announced program	(109.9)	(144.9)
Other repurchases of common stock	(6.4)	(3.1)
Contingent consideration paid	(0.5)	(2.0)
Cash provided (required) by financing activities	(119.1)	(130.9)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(0.5)
Increase (decrease) in cash and cash equivalents	0.3	(83.4)
Cash and cash equivalents, beginning of period	77.1	158.9
Cash and cash equivalents, end of period	$77.4	$75.5
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $22.4 million and $13.5 million, and income taxes paid, net of refunds were $89.5 million and $22.0 million for the six months ended June 30, 2013 and 2012, respectively. Non-cash additions to property, plant and equipment were $9.7 million and $3.8 million for June 30, 2013 and 2012.
See Note 13 regarding quarterly cash dividend and acquisition of noncontrolling interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the six months ended June 30, 2013 and 2012, and our financial position as of June 30, 2013. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the six months ended June 30, 2013 and 2012 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein.
Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012 (the “2012 10-K”).

2013 Segment realignment and presentation change
In April 2013, we made the decision to simplify our organizational structure to focus on three core business segments. The new segments better reflect the markets where we participate and lead today, and where we expect to grow in the future. We have recast all the data within this filing to reflect the above changes in our reportable segments to conform to the current year presentation. For more information on this presentation change see Note 19.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
Accounting guidance and regulatory items adopted in 2013
Reclassification from Accumulated Other Comprehensive Income
In February 2013, the Financial Accounting Standards Board ("FASB") issued its guidance requiring new disclosures for the reclassification from accumulated other comprehensive income (AOCI) to net income. This new guidance requires that we present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. We adopted this new guidance effective on January 1, 2013. Upon adoption, we decided to present the required disclosures in a new footnote to our condensed consolidated financial statement. For the new disclosures refer to the Reclassifications of Accumulated Other Comprehensive Income footnote, see Note 14.
Balance Sheet - Offsetting
In December 2011, the FASB issued its updated guidance on balance sheet offsetting. This new standard provides guidance to determine when offsetting in the balance sheet is appropriate. The guidance is designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments. The goal is to provide users of the financial statements the ability to evaluate the effect or potential effect of netting arrangements on an entity's statement of financial position. We adopted this new guidance on January 1, 2013. The adoption of this guidance resulted in additional disclosure included within our Financial Instruments, Risk Management and Fair Value Measurements footnote, see Note 17.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 3: Acquisitions

In the first quarter of 2013 we completed the purchase of additional ownership interest in FMC Wyoming. See Note 13 for more information.

We completed three acquisitions during 2012. These acquisitions and related disclosures are described in more detail in Note 3 to the consolidated financial statements included in our 2012 Form 10-K. During the six months ended June 30, 2013, we made $2.1 million of adjustments to the preliminary purchase price allocations associated with these acquisitions. These adjustments were made primarily as a result of working capital adjustments that were finalized during the quarter, however did not result in any changes to previously established goodwill balances.

See Note 20 for the acquisition completed in July 2013.

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2013, are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Health and Nutrition	FMC Minerals	FMC Peroxygens	Total
Balance, December 31, 2012	$31.0	$246.6	$—	$16.8	$294.4
Foreign currency adjustments	—	(5.0)	—	(0.2)	(5.2)
Balance, June 30, 2013	$31.0	$241.6	$—	$16.6	$289.2
Our intangible assets, other than goodwill, consist of the following:

	June 30, 2013			December 31, 2012
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$129.6	$(11.8)	$117.8	$131.4	$(8.6)	$122.8
Patents	0.6	(0.2)	0.4	0.6	(0.2)	0.4
Trademarks and trade names	1.5	(0.4)	1.1	1.5	(0.2)	1.3
Purchased and licensed technologies	63.5	(16.9)	46.6	63.6	(14.4)	49.2
Other intangibles	4.9	(2.4)	2.5	4.9	(1.9)	3.0
	$200.1	$(31.7)	$168.4	$202.0	$(25.3)	$176.7

Intangible assets not subject to amortization (indefinite life)
Trademarks and trade names	$36.3	$—	$36.3	$36.3	$—	$36.3
In-process research & development	2.7	—	2.7	2.7	—	2.7
	$39.0	$—	$39.0	$39.0	$—	$39.0
Total intangible assets	$239.1	$(31.7)	$207.4	$241.0	$(25.3)	$215.7
At June 30, 2013, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite life
FMC Agricultural Solutions	$107.6	$35.2
FMC Health and Nutrition	50.7	3.2
FMC Minerals	1.2	—
FMC Peroxygens	8.9	0.6
Total	$168.4	$39.0

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 5: Inventories
Inventories consisted of the following:

(in Millions)	June 30, 2013	December 31, 2012
Finished goods and work in process	$401.8	$416.0
Raw materials	259.4	259.7
Net inventory	$661.2	$675.7

Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	June 30, 2013	December 31, 2012
Property, plant and equipment	$3,058.0	$3,037.4
Accumulated depreciation	1,910.7	1,901.2
Property, plant and equipment, net	$1,147.3	$1,136.2

Note 7: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2013	2012	2013	2012
Restructuring charges and asset disposals	$4.4	$4.3	$12.8	$5.4
Other charges (income), net	2.1	1.3	3.6	1.9
Total Restructuring and Other Charges	$6.5	$5.6	$16.4	$7.3

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

RESTRUCTURING CHARGES AND ASSET DISPOSALS

For further detail on the restructuring charges and asset disposals which commenced prior to 2013, see Note 7 to our consolidated financial statements included with our 2012 Form 10-K.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Lithium Restructuring	1.1	1.4	1.0	3.5
Other Items	—	0.9	—	0.9
Three months ended June 30, 2013	$1.1	$2.3	$1.0	$4.4
Other Items	2.4	0.5	1.4	4.3
Three months ended June 30, 2012	$2.4	$0.5	$1.4	$4.3

Lithium Restructuring	3.7	3.6	2.0	9.3
Other Items	1.8	1.7	—	3.5
Six months ended June 30, 2013	$5.5	$5.3	$2.0	$12.8
Other Items	2.4	1.2	1.8	5.4
Six months ended June 30, 2012	$2.4	$1.2	$1.8	$5.4
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represents costs associated with accrued lease payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs as well as recoveries associated with restructuring.

(3)
Primarily represents accelerated depreciation and impairment charges on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns are also included within the asset disposal charges, see Note 8.

Roll forward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves that will result in cash spending. These amounts exclude asset retirement obligations, which are discussed in Note 8.

(in Millions)	Balance at 12/31/12 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 6/30/13 (4)
Lithium Restructuring	$—	$7.3	$(4.9)	$—	$2.4
Zeolites Shutdown	1.5	0.8	(1.0)	—	1.3
Huelva Restructuring	3.0	0.5	(0.4)	(0.2)	2.9
Other Workforce Related and Facility Shutdowns (1)	6.0	2.2	(2.9)	(0.2)	5.1
Total	$10.5	$10.8	$(9.2)	$(0.4)	$11.7
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns noted in the “Other Items” sections above.

(2)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. The accelerated depreciation and impairment charges noted above impacted our property, plant and equipment balances and are not included in the above tables.

(3)	Primarily foreign currency translation adjustments.

(4)	Included in “Accrued and other liabilities” on the condensed consolidated balance sheets.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

OTHER CHARGES (INCOME), NET

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2013	2012	2013	2012
Environmental Charges, Net	$1.0	$1.5	$2.0	$2.5
Other, Net	1.1	(0.2)	1.6	(0.6)
Other Charges (Income), Net	$2.1	$1.3	$3.6	$1.9
Environmental Charges, Net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites, see Note 11 for additional details.

Note 8: Asset Retirement Obligations
As of June 30, 2013, the balance of our asset retirement obligations was $22.0 million compared to $25.5 million at December 31, 2012. A more complete description of our asset retirement obligations can be found in Note 8 to our 2012 consolidated financial statements in our 2012 10-K.

Note 9: Debt
Debt maturing within one year:
Debt maturing within one year consists of the following:

(in Millions)	June 30, 2013	December 31, 2012
Short-term Foreign debt (1)	$22.4	$50.6
Commercial Paper	264.0	—
Total Short-term debt	286.4	50.6
Current portion of long-term debt	21.8	5.7
Total debt maturing within one year	$308.2	$56.3
____________________
(1)     We often provide parent-company guarantees to lending institutions that extend credit to our foreign subsidiaries.
Commercial Paper
In June 2013, we commenced a $1.5 billion commercial paper program supported by our 2011 Credit Agreement. This program allows the Company to borrow at rates generally more favorable that those available under our 2011 Credit Agreement. The Company has used proceeds from the commercial paper program for general corporate purposes. At June 30, 2013, the average effective interest rate on these borrowings was 0.3%.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Long-term debt:
Long-term debt consists of the following:

(in Millions)	June 30, 2013
	Interest Rate Percentage	Maturity Date	6/30/2013	12/31/2012
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.1-6.5%	2013-2035	$176.7	$176.7
Senior notes (less unamortized discount of $1.8 and $1.8, respectively)	3.95-5.2%	2019-2022	598.2	598.2
2011 credit agreement (1)	1.2%	2016	—	130.0
Foreign debt	0-10.6%	2013-2023	9.3	9.6
Total long-term debt			$784.2	$914.5
Less: debt maturing within one year			21.8	5.7
Total long-term debt, less current portion			$762.4	$908.8
____________________

(1)
Letters of credit outstanding under the 2011 Credit Agreement totaled $73.0 million and available funds under this facility were $1,163.0 million at June 30, 2013 (which reflects borrowings under our commercial paper program).

Covenants
Among other restrictions, the 2011 Credit Agreement contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended June 30, 2013, was 1.4 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended June 30, 2013, was 17.1 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at June 30, 2013.

Note 10: Discontinued Operations
Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued prior to 2002. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Adjustment for workers’ compensation, product liability, and other postretirement benefits, net of income tax benefit (expense) of $0.1 and ($0.1) for the three and six months ended 2013 and zero and ($0.1) for the three and six months ended 2012, respectively	$(0.1)	$0.1	$0.1	$0.3
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $1.2 and 2.4 for the three and six months ended 2013 and $3.0 and $4.5 for the three and six months ended 2012, respectively (1)	(2.0)	(4.9)	(4.1)	(7.5)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of ($2.5) and ($0.4) for the three and six months ended 2013 and $2.0 and $5.1 for the three and six months ended 2012, respectively (2)	4.0	(3.3)	0.7	(8.3)
Discontinued operations, net of income taxes	$1.9	$(8.1)	$(3.3)	$(15.5)
____________________

(1)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the year in Note 11.

(2)
Discontinued operations for the three and six months ended June 30, 2013, includes a gain of $13.9 million associated with an insurance recovery related to previously discontinued operations legal matters. No such gain existed in 2012.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 11: Environmental Obligations
We have reserves for potential environmental obligations, which management consider probable and for which a reasonable estimate of the obligation could be made. Accordingly, we have reserves of $219.1 million and $236.5 million, excluding recoveries, at June 30, 2013 and December 31, 2012, respectively.
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $160 million at June 30, 2013. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below is a roll forward of our total environmental reserves, continuing and discontinued, from December 31, 2012 to June 30, 2013:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2012	$216.0

Provision	10.3
Spending, net of recoveries	(27.9)
Net change	(17.6)
Total environmental reserves, net of recoveries at June 30, 2013	$198.4
Environmental reserves, current, net of recoveries (1)	24.4
Environmental reserves, long-term continuing and discontinued, net of recoveries (2)	174.0
Total environmental reserves, net of recoveries at June 30, 2013	$198.4
____________________

(1)	“Current” includes only those reserves related to continuing operations. These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in “Environmental liabilities, continuing and discontinued” on the condensed consolidated balance sheets.
At June 30, 2013 and December 31, 2012, we have recorded recoveries representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” or as “Other assets” in the condensed consolidated balance sheets. The table below is a roll forward of our total recorded recoveries from December 31, 2012 to June 30, 2013:

(in Millions)	12/31/2012	Increase in Recoveries	Cash Received	6/30/2013
Environmental liabilities, continuing and discontinued	$20.5	$0.9	$(0.7)	$20.7
Other assets	51.6	1.8	(7.8)	45.6
Total	$72.1	2.7	$(8.5)	$66.3

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Our net environmental provisions relate to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2013	2012	2013	2012
Continuing operations (1)	$1.0	$1.5	$2.0	$2.5
Discontinued operations (2)	3.2	7.9	6.5	12.0
Net environmental provision	$4.2	$9.4	$8.5	$14.5
____________________
(1) Recorded as a component of “Restructuring and other charges (income)” on our condensed consolidated statements of income. See Note 7.
(2) Recorded as a component of “Discontinued operations, net of income taxes" on our consolidated statements of income. See Note 10.

On our condensed consolidated balance sheets, the net environmental provisions are recorded to the following balance sheet captions:

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2013	2012	2013	2012
Environmental reserves (1)	$5.0	$9.4	$10.3	$14.5
Other assets (2)	(0.8)	—	(1.8)	—
Net environmental provision	$4.2	$9.4	$8.5	$14.5
____________________
(1)     See above roll forward of our total environmental reserves as presented on our condensed consolidated balance sheets.
(2)     Represents certain environmental recoveries.

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 10 to our 2012 consolidated financial statements in our 2012 Form 10-K. The following represents significant updates that occurred in 2013 to these contingencies.
Pocatello
During the second quarter of 2013, the Tribal Appellate Court with respect to the appeal regarding our Pocatello site has scheduled an evidentiary hearing for the fourth quarter of 2013 on certain jurisdictional issues. The Tribes have filed additional litigation to recover the permit fees for the years since 2007, but that litigation has been stayed pending the outcome of the appeal in the Tribal Court of Appeals. A more complete description of our environmental contingencies, the Pocatello legal matter and the nature of our potential obligations are included in Notes 1 and 10 to our 2012 consolidated financial statements in our 2012 Form 10-K.
Middleport
During the quarter ended June 30, 2013 we received from the United States Environmental Protection Agency and New York State Department of Environmental Conservation, collectively the “Agencies”, the Final Statement of Basis (FSOB). This FSOB is consistent with the Preliminary Statement of Basis (PSOB) previously received from Agencies in June 2012. The FSOB includes the same Corrective Action Management Alternative (“CMA”) as the PSOB. We continue to believe that the CMA is overly conservative and not supported under New York State law. In order to negotiate with the Agencies with respect to the CMA, we entered into a tolling agreement with the Agencies. The tolling agreement serves as a “standstill” agreement to the FSOB so that time spent negotiating with the Agencies does not go against the statute of limitations under the FSOB.
The amount of the reserve for this site is $41.0 million at June 30, 2013 and $42.4 million at December 31, 2012. Our reserve continues to include the estimated liability for clean-up to reflect the costs associated with our recommended CMA. Our estimated reasonably possible environmental loss contingencies exposure reflects the additional cost of the CMA proposed in the FSOB. A more complete description of our environmental contingencies pertaining to our Middleport environmental site, is included in Note 10 to our 2012 consolidated financial statements in our 2012 Form 10-K.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 12: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were no potential common shares excluded from Diluted EPS for the three and six months ended June 30, 2013 and 2012.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Earnings (loss) attributable to FMC stockholders:
Income from continuing operations attributable to FMC stockholders	$116.1	$113.0	$252.2	$239.5
Discontinued operations, net of income taxes	1.9	(8.1)	(3.3)	(15.5)
Net income	$118.0	$104.9	$248.9	$224.0
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.4)	(0.5)	(0.9)	(1.1)
Net income allocable to common stockholders	$117.6	$104.4	$248.0	$222.9

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.85	$0.82	$1.84	$1.73
Discontinued operations	0.01	(0.06)	(0.02)	(0.11)
Net income	$0.86	$0.76	$1.82	$1.62

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.85	$0.82	$1.83	$1.72
Discontinued operations	0.01	(0.06)	(0.02)	(0.11)
Net income	$0.86	$0.76	$1.81	$1.61

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	136,328	137,247	136,810	137,870
Weighted average additional shares assuming conversion of potential common shares	813	1,006	926	1,121
Shares – diluted basis	137,141	138,253	137,736	138,991

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 13: Equity
Refer to the table below for a reconciliation of equity, equity attributable to the parent, and equity attributable to noncontrolling interests for the six months ended June 30, 2013:

(in Millions, Except Per Share Data)	FMC’s Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$1,480.3	$74.5	$1,554.8
Net income	248.9	7.3	256.2
Stock compensation plans	17.9	—	17.9
Excess tax benefits from share-based compensation	6.3	—	6.3
Shares for benefit plan trust	0.5	—	0.5
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax (1)	21.6	—	21.6
Net hedging gains/(losses) and other, net of income tax (1)	(5.3)	—	(5.3)
Foreign currency translation adjustments (1)	(14.1)	0.6	(13.5)
Dividends ($0.27 per share)	(37.0)	—	(37.0)
Repurchases of common stock	(116.3)	—	(116.3)
Acquisition of noncontrolling interests (2)	(55.2)	(24.8)	(80.0)
Distributions to noncontrolling interests	—	(6.6)	(6.6)
Balance at June 30, 2013	$1,547.6	$51.0	$1,598.6
____________________

(1)	See Condensed Consolidated Statements of Comprehensive Income.

(2)	See "FMC Wyoming" discussion below.

FMC Wyoming
We purchased an additional 6.25 percent ownership interest in FMC Wyoming Corporation (FMC WY) in March 2013 from Nippon Sheet Glass Company Ltd. for $80.0 million which increased our ownership from 87.50 percent to 93.75 percent. FMC WY is our majority owned joint venture that manufactures, markets and sells soda ash products. The seller of the 6.25 percent interest was one of two noncontrolling interest holders of FMC WY stock.
Dividends and Share Repurchases
For the six months ended June 30, 2013 and 2012, we paid $37.1 million and $22.9 million, respectively, in dividends declared in previous periods. On July 18, 2013, we paid dividends totaling $18.5 million to our shareholders of record as of June 28, 2013. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of June 30, 2013.

During the six months ended June 30, 2013, we repurchased 1,843,200 shares under the publicly announced repurchase program for $109.9 million.

On April 23, 2013 our Board-authorized the repurchase of up to $500 million of our common shares. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. The authorization of April 23, 2013, replaced the previous authority under which $134.9 million was unused. At June 30, 2013, $500 million remained unused under our Board-authorized repurchase program.

See Note 20 Subsequent Event for accelerated share repurchase program entered in July 2013.

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

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (1)				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2013	2012	2013	2012
Derivative Instruments:
Foreign Currency Contracts	$0.5	$4.5	$0.4	$7.0	Costs of sales and services
Energy Contracts	0.5	(3.9)	0.2	(6.3)	Costs of sales and services
Foreign Currency Contracts	1.1	(2.5)	2.6	(3.3)	Selling, general and administrative expenses
Other Contracts	(0.1)	—	(0.1)	(0.1)	Interest expense, net
	$2.0	$(1.9)	3.1	(2.7)	Total before tax
	(0.6)	0.7	(1.0)	1.1	Income tax (expense) benefit
	$1.4	$(1.2)	2.1	(1.6)	Amount included in net income

Pension and other postretirement benefits (2):
Amortization of prior service costs	$(0.5)	$(0.5)	$(1.0)	$(1.0)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(16.8)	(12.2)	(33.5)	(24.5)	Selling, general and administrative expenses
	$(17.3)	$(12.7)	$(34.5)	$(25.5)	Total before tax
	6.6	4.8	13.0	9.7	Income tax (expense) benefit
	$(10.7)	$(7.9)	$(21.5)	$(15.8)	Amount included in net income

Total reclassifications for the period	$(9.3)	$(9.1)	$(19.4)	$(17.4)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the Condensed Consolidated Statements of Income.

(2)
Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 15.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 15: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income) for the three and six months ended June 30, 2013 and 2012:

(in Millions)	Three Months Ended June 30				Six Months Ended June 30
	Pensions		Other Benefits		Pensions		Other Benefits
	2013	2012	2013	2012	2013	2012	2013	2012
Components of net annual benefit cost (income):
Service cost	$5.4	$5.1	$—	$—	$10.8	$10.2	$—	$—
Interest cost	13.5	15.3	0.3	0.3	28.0	30.6	0.6	0.6
Expected return on plan assets	(19.2)	(19.2)	—	—	(38.4)	(38.4)	—	—
Amortization of prior service cost (credit)	0.6	0.5	—	—	1.1	1.0	—	—
Recognized net actuarial and other (gain) loss	17.5	13.2	(0.5)	(0.5)	35.0	26.4	(0.9)	(1.0)
Net periodic benefit cost from continuing operations	$17.8	$14.9	$(0.2)	$(0.2)	$36.5	$29.8	$(0.3)	$(0.4)
We made voluntary cash contributions to our U.S. defined benefit pension plan of $27.0 million in the six months ended June 30, 2013. We expect that our total voluntary cash contributions to the plan for 2013 will be approximately $40 million.

Note 16: Income Taxes
Provision for income taxes was $36.7 million resulting in an effective tax rate of 23.5 percent compared to expense of $45.3 million resulting in an effective tax rate of 27.7 percent for the three months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate was primarily the result of the change in the mix of domestic income compared to income earned outside of the U.S. A larger portion of our earnings were earned by our foreign operations which have lower tax rates than the U.S.
Provision for income taxes was $84.0 million resulting in an effective tax rate of 24.5 percent compared to expense of $90.1 million resulting in an effective tax rate of 26.5 percent for the six months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate was consistent with the change in the three months ended June 30, 2013, as discussed in the previous paragraph.

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $1,134.0 million and $1,057.0 million and the carrying amount is $1,070.6 million and $965.1 million as of June 30, 2013 and December 31, 2012, respectively.

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
We recognize all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in accumulated other comprehensive income or loss (“AOCI”) changes in the fair value of derivatives that are designated as and meet all the required criteria for a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast, we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges.
As of June 30, 2013, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $4.4 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until August 1, 2014. At June 30, 2013, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $460.0 million.
As of June 30, 2013, we had current open commodity contracts in AOCI in a net after tax loss position of $1.1 million designated as cash flow hedges of underlying forecasted purchases, primarily natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2014. At June 30, 2013, we had 7.5 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $5.5 million of net losses after-tax, representing both open foreign currency exchange contracts and open commodity contracts, approximately $3.6 million of these losses would be realized in earnings during the twelve months ending June 30, 2014 and $1.9 million of net losses will be realized subsequent to June 30, 2014, if spot rates in the future are consistent with forward rates as of June 30, 2013. The actual effect on earnings will be dependent on actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

Derivatives Not Designated As Hedging Instruments
We hold certain forward contracts that have not been designated as cash flow hedging instruments for accounting purposes. Contracts used to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as cash flow hedging instruments, and changes in the fair value of these items are recorded in earnings. We occasionally hold call options that are effective as economic hedges of a portion of our natural gas exposure and the change in fair value of this instrument is also recorded in earnings. We periodically hold soybean barter contracts which qualify as derivatives and we have entered into offsetting commodity contracts to hedge our exposure. Both the change in fair value of the soybean barter contracts and the offsetting commodity contracts are recorded in earnings.
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $515.8 million at June 30, 2013. We held an immaterial amount of bushels, in aggregate notional volume of outstanding soybean contracts, to hedge outstanding barter contracts at June 30, 2013.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Fair Value of Derivative Instruments
The following table provides the gross fair value and net balance sheet presentation of our derivative instruments as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$5.4	$9.2	$14.6	$(5.4)	$9.2
Energy contracts	0.2	—	0.2	(0.2)	—
Other contracts	0.1	—	0.1	—	0.1
Total Derivative Assets (1)	$5.7	$9.2	$14.9	$(5.6)	$9.3

Foreign exchange contracts	$(12.0)	$(0.4)	$(12.4)	$5.4	$(7.0)
Energy contracts	(1.9)	—	(1.9)	0.2	(1.7)
Total Derivative Liabilities (2)	$(13.9)	$(0.4)	$(14.3)	$5.6	$(8.7)

Net Derivative Assets/(Liabilities)	$(8.2)	$8.8	$0.6	$—	$0.6

	December 31, 2012
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$5.7	$—	$5.7	$(4.2)	$1.5
Energy contracts	0.2	—	0.2	(0.2)	—
Other contracts	0.2	—	0.2	—	0.2
Total Derivative Assets (1)	$6.1	$—	$6.1	$(4.4)	$1.7

Foreign exchange contracts	$(4.7)	$(1.9)	$(6.6)	$4.2	$(2.4)
Energy contracts	(1.7)	—	(1.7)	0.2	(1.5)
Total Derivative Liabilities (2)	$(6.4)	$(1.9)	$(8.3)	$4.4	$(3.9)

Net Derivative Assets/(Liabilities)	$(0.3)	$(1.9)	$(2.2)	$—	$(2.2)
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The tables below summarizes the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments for the three months ended June 30, 2013 and 2012.

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended June 30
	Contracts
	Foreign exchange		Energy		Other		Total
(in Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Unrealized hedging gains (losses) and other, net of tax	$(7.0)	$(2.2)	$(2.4)	$0.7	$—	$—	$(9.4)	$(1.5)
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective Portion	(1.0)	(1.2)	(0.3)	2.4	(0.1)	—	(1.4)	1.2
Ineffective Portion	—	—	—	—	—	—	—	—
Total derivative instrument impact on comprehensive income	$(8.0)	$(3.4)	$(2.7)	$3.1	$(0.1)	$—	$(10.8)	$(0.3)

	Six Months Ended June 30
	Contracts
	Foreign exchange		Energy		Other		Total
(in Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Unrealized hedging gains (losses) and other, net of tax	$(3.2)	$1.1	$—	$(1.8)	$—	$—	$(3.2)	$(0.7)
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective Portion	(1.8)	(2.3)	(0.1)	4.0	(0.1)	—	(2.0)	1.7
Ineffective Portion	(0.1)	(0.1)	—	—	—	—	(0.1)	(0.1)
Total derivative instrument gain (loss)	$(5.1)	$(1.3)	$(0.1)	$2.2	$(0.1)	$—	$(5.3)	$0.9
____________________

(1)	See Note 14 for classification of amounts within the condensed consolidated statements of income.

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30		Six Months Ended June 30
(in Millions)		2013	2012	2013	2012
Foreign Exchange contracts	Cost of Sales and Services	$(0.6)	$15.9	$(2.5)	$19.3
Total		$(0.6)	$15.9	$(2.5)	$19.3

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012. During the periods presented there were no transfers between fair-value hierarchy levels.

(in Millions)	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities (1):
Other contracts	$0.1	$—	$0.1	$—
Derivatives – Foreign Exchange (1)	9.2	—	9.2	—
Other (2)	38.4	38.4	—	—
Total Assets	$47.7	$38.4	$9.3	$—

Liabilities
Derivatives – Commodities (1):
Energy contracts	$1.7	$—	$1.7	$—
Derivatives – Foreign Exchange (1)	7.0	—	7.0	—
Acquisition (3)	0.5	—	—	0.5
Other (4)	43.2	43.2	—	—
Total Liabilities	$52.4	$43.2	$8.7	$0.5
 ____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classification on our condensed consolidated balance sheet.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities (1):
Other contracts	$0.2	$—	$0.2	$—
Derivatives – Foreign Exchange (1)	1.5	—	1.5	—
Other (2)	33.0	33.0	—	—
Total Assets	$34.7	$33.0	$1.7	$—

Liabilities
Derivatives – Commodities (1):
Energy contracts	$1.5	$—	$1.5	$—
Derivatives – Foreign Exchange (1)	2.4	—	2.4	—
Acquisition (3)	1.0	—	—	1.0
Other (4)	39.8	39.8	—	—
Total Liabilities	$44.7	$39.8	$3.9	$1.0
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classification on our condensed consolidated balance sheet.

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

The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our condensed consolidated balance sheets during the six months ended June 30, 2013 and the year ended December 31, 2012.

(in Millions)	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Six Months Ended June 30, 2013)
Assets
Long-lived assets associated with exit activities (1)	$2.6	$—	$—	$2.6	$(2.0)
Total Assets	$2.6	$—	$—	$2.6	$(2.0)

Liabilities
Liabilities associated with exit activities (2)	$7.3	$—	$7.3	$—	$(7.3)
Total Liabilities	$7.3	$—	$7.3	$—	$(7.3)
____________________

(1)
We recorded charges to write down the value of certain long-lived assets within our FMC Minerals segment, related to our Lithium restructuring, to their fair value. A portion of the assets were written down to zero during the first quarter of 2013 as they have no future use and are anticipated to be demolished.

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
____________________

(1)
We recorded charges to write down the value of certain long-lived assets to be abandoned within our FMC Agricultural Solutions and FMC Minerals segments to zero and in our FMC Peroxygens segments to their salvage value of $3.1 million, respectively. These long-lived assets have no future use and are anticipated to be demolished. The loss noted in the above table represents the accelerated depreciation of these assets recorded during the period.

(2)	This amount represents severance liabilities associated with the Zeolites shutdown within our FMC Peroxygens segment.

Note 18: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2013:

(in Millions)
Guarantees:
Guarantees of vendor financing	$14.4
Foreign equity method investment debt guarantees	8.4
Other debt guarantees	17.1
Total	$39.9
We provide guarantees to financial institutions on behalf of certain FMC Agricultural Solutions customers, principally in Brazil and Mexico, for their seasonal borrowing. The total of these guarantees was $14.4 million and $31.4 million at June 30, 2013 and December 31, 2012, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”. The change in the guarantees is generally due to the seasonality of the FMC Agricultural Solutions business.
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
European competition action. Multiple European purchasers of hydrogen peroxide who claim to have been harmed as a result of alleged violations of European competition law by hydrogen peroxide producers assigned their legal claims to a single entity formed by a law firm. The single entity then filed a lawsuit in Germany in March 2009 against European producers,

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

including our wholly-owned Spanish subsidiary, Foret. Initial defense briefs were filed in April 2010, and an initial hearing was held during the first quarter of 2011, at which time case management issues were discussed. At a subsequent hearing in October 2011, the Court indicated that it was considering seeking guidance from the European Court of Justice (“ECJ”) as to whether the German courts have jurisdiction over these claims. After submission of written comments on this issue by the parties, on March 1, 2012, the judge announced that she would refer the jurisdictional issues to the ECJ. The court issued its formal reference to the ECJ on April 29, 2013. Such a referral to the ECJ normally takes 12-18 months for completion after the formal reference. Since the case is in the preliminary stages and is based on a novel procedure - namely the attempt to create a cross-border “class action” which is not a recognized proceeding under EU or German law - we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend this matter.
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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Beginning in the second quarter of 2013 the following changes have been made:

•
Our BioPolymer division has been moved into a standalone reporting segment and renamed FMC Health and Nutrition. This change better reflects our strategic intent to continue to broaden our product and customer base in faster growing food and pharmaceutical segments and to expand into nutraceuticals, personal care and similar markets.

•
We have combined our Lithium and Alkali Chemicals divisions into a single reporting segment, FMC Minerals. We believe doing this will enable us to leverage technical resources and improve operating performance in both businesses.

•	Our Agricultural Products Group has been renamed FMC Agricultural Solutions. We believe this name change better reflects the value-added solutions and services that we provide to our customers.

•
Finally, our Peroxygens and related Environmental Solutions product lines have become a standalone reporting segment called FMC Peroxygens. During the second quarter of 2013 we began the process of marketing the segment for sale. For more information on the divestiture process see Note 20.

Additionally, effective in January 2013, our segment presentations including allocation of certain corporate expenses were updated to reflect how we currently make financial decisions and allocate resources. The presentation change was also made since we believe the changes provide a better understanding of the underlying profitability of each individual business segment. The changes were the following:

•	Allocation of certain long-term incentives, primarily stock-based compensation, from the category other income (expense), net to each business segment.

•	Allocation of the depreciation on capitalized interest associated with completed construction projects from the category other income (expense), net to each business segment.

•
The presentation of the impact of noncontrolling interest as its own line item. Noncontrolling interest impacts were previously netted within each individual segment. The majority of the noncontrolling interest pertains to our FMC Minerals segment.

•	We have combined other income (expense), net and corporate expense into one line item renamed “Corporate and other”.
We have recast the data below to reflect the above changes in our reportable segments to conform to the current year presentation.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenue
FMC Agricultural Solutions	$442.6	$393.6	$937.8	$847.8
FMC Health and Nutrition	189.9	174.4	381.8	339.0
FMC Minerals	244.4	249.5	469.0	485.7
FMC Peroxygens	83.6	87.8	163.2	173.7
Eliminations	(1.1)	(0.1)	(2.2)	(0.3)
Total	$959.4	$905.2	$1,949.6	$1,845.9
Income from continuing operations before income taxes
FMC Agricultural Solutions	$124.7	$112.3	$288.0	$242.8
FMC Health and Nutrition	44.3	44.9	88.0	85.7
FMC Minerals	35.4	44.9	64.4	92.5
FMC Peroxygens	4.0	7.8	9.7	14.7
Eliminations	(0.1)	0.1	(0.2)	0.1
Segment operating profit	208.3	210.0	449.9	435.8
Corporate and other	(20.3)	(16.9)	(40.1)	(40.4)
Operating profit before the items listed below	188.0	193.1	409.8	395.4
Restructuring and other (charges) income (1)	(6.5)	(5.6)	(16.4)	(7.3)
Interest expense, net	(12.3)	(11.5)	(24.0)	(22.8)
Non-operating pension and postretirement (charges) income (2)	(11.6)	(9.1)	(24.3)	(18.2)
Acquisition/divestiture related charges (3)	(1.6)	(3.2)	(1.6)	(6.6)
Provision for income taxes	(36.7)	(45.3)	(84.0)	(90.1)
Discontinued operations, net of income taxes	1.9	(8.1)	(3.3)	(15.5)
Net income attributable to noncontrolling interests	$(3.2)	$(5.4)	$(7.3)	$(10.9)
Net income attributable to FMC stockholders	$118.0	$104.9	$248.9	$224.0
_________________________________________

(1)
See Note 7 for details of restructuring and other charges (income). Amounts for the three months ended June 30, 2013, relate to FMC Agricultural Solutions of $1.4 million, FMC Health and Nutrition of $0.1 million, FMC Minerals of $3.5 million, FMC Peroxygens of $0.5 million and Corporate of $1.0 million. Amounts for the three months ended June 30, 2012, relate to FMC Agricultural Solutions of $1.3 million, FMC Health and Nutrition of $0.1 million, FMC Peroxygens of $2.8 million and Corporate of $1.4 million. Amounts for the six months ended June 30, 2013, related to FMC Agricultural Solutions of $2.0 million, FMC Health and Nutrition of $0.7 million, FMC Minerals of $9.3 million, FMC Peroxygens of $1.1 million and Corporate of $3.3 million. Amounts for the six months ended June 30, 2012, related to FMC Agricultural Solutions of $1.7 million, FMC Health and Nutrition of $0.2 million, FMC Minerals of $(0.3) million, FMC Peroxygens of $3.7 million and Corporate $2.0 million.

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

(3)
Charges related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and costs incurred associated with the potential divestiture of our FMC Peroxygens segment. Charges for the three and six months ended June 30, 2013, represented legal and professional fees directly associated with the potential divestiture of our FMC Peroxygens segment. The charges for three and six month period ended June 30, 2012 relate to a number of acquisitions completed in 2011 and in the second quarter of 2012. On the condensed consolidated statements of income, the charges associated with inventory fair value step-up are included in “Costs of sales and services” and charges associated with the potential divestiture of FMC Peroxygens are included in "Selling, general and administrative expenses".

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 20: Subsequent Events
FMC Peroxygens divestiture:
In April 2013, the Board of Directors authorized management to pursue the sale of our FMC Peroxygens segment. Accordingly, in May 2013, we began the process of marketing the segment for sale. Although we took the initial steps to begin the process during the second quarter 2013, as of June 30, 2013, we did not meet the requirements to classify the net assets of the segment as held for sale as we could not confirm that the sale was probable as of that date. As a result, we did not present the segment as a discontinued operation in the condensed consolidated financial statements or notes to the financial statements included within this Form 10-Q.
During July 2013 we received strong interest from a number of potential buyers and we now believe the sale to be probable and expect it to be completed within one year. As a result, we have concluded that we have satisfied the requirements for asset held for sale and discontinued operations. Therefore, beginning with our September 30, 2013 condensed consolidated financial statements to be filed on Form 10-Q, our FMC Peroxygens segment will be classified as a discontinued operation and an asset held for sale. We expect the sale to be complete by the end of 2013. As of June 30, 2013 the carrying amounts of the major classes of assets and liabilities related to FMC Peroxygens were as follows:

Assets
Current assets (primarily trade receivables and inventories)	$94.9
Property, plant & equipment	181.1
Goodwill & Finite-lived intangible assets	26.1
Other non-current assets	42.6
Liabilities
Current Liabilities	(43.3)
Other Liabilities	(2.3)
Net Assets	$299.1
Acquisition:
In July 2013, we acquired 100 percent of the stock of the Epax Nutra Holding III AS and Epax UK Holding III AS (together, “Epax”) for approximately $345 million. Epax is a global supplier of fish-based omega-3 EPA/DHA fatty acid concentrates. Epax will be integrated into our newly formed FMC Health and Nutrition segment from the acquisition date. The acquisition of Epax is an important step in fulfilling our strategic intent to broaden our product and customer base within our Health and Nutrition segment. Due to the timing of the acquisition in late July we have not completed our preliminary purchase price allocation. Unaudited pro forma revenue and net income related to the acquisition is not presented because the pro forma impact is not material for prior periods.
Accelerated share repurchase agreement:
The Company has entered into an accelerated share repurchase agreement (ASR) under which it will repurchase approximately $250 million of its common shares, with an initial delivery of approximately 3.2 million shares expected to occur by July 31, 2013. The shares will be acquired under the Company's previously announced $500 million share repurchase program.  Final settlement of the ASR is expected to be completed by year end, but may be completed sooner under certain circumstances. The final number of shares that the company is repurchasing under the ASR, the timing of the final settlement, and the aggregate cost will depend upon prevailing market conditions, the final discounted volume-weighted average share price over the term of the ASR, and other customary adjustments.

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

OVERVIEW

We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in four distinct business segments: FMC Agricultural Solutions, FMC Health and Nutrition, FMC Minerals and FMC Peroxygens. Our FMC Agricultural Solutions segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides and fungicides – with particular strength in insecticides and herbicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as pest control in non-agricultural markets. The FMC Health and Nutrition segment focuses on food ingredients that are used to enhance texture, color, structure and physical stability, pharmaceutical additives for binding, encapsulation and disintegrant applications and ultrapure biopolymers for medical devices. Our FMC Minerals segment manufactures a wide range of inorganic materials including soda ash and lithium. Soda ash is utilized in markets such as glass and detergents and lithium utilized in energy storage, specialty polymers and pharmaceutical synthesis in industrial uses. FMC Peroxygens segment manufactures hydrogen peroxide, specialty peroxygens and silicates. The products in this segment are sought by customers for their specific functionality in markets such as environmental remediation and pulp and paper.
Second Quarter 2013 Highlights

The following are the more significant developments in our businesses during the three months ended June 30, 2013:

•
Revenue of $959.4 million for the three months ended June 30, 2013 increased $54.2 million or six percent versus the same period last year. Revenue increases are associated with sales growth in our FMC Agricultural Solutions and FMC Health and Nutrition segments, partially offset by declines in our FMC Minerals and FMC Peroxygens segment. A more detailed review of revenues by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in Latin America increased by 16 percent, sales in North America were up seven percent, sales in Asia were up six percent, while sales in Europe, Middle East and Africa declined by seven percent.

•
Our gross margin, excluding acquisition/divestiture related charges, increased by approximately $2 million or approximately one percent to $342.9 million versus last year's second quarter driven by higher volumes primarily in our FMC Agricultural Solutions segment partially offset by declines in pricing associated with our FMC Minerals segments - Alkali. Gross margin percent of 36 percent declined from 38 percent, primarily as a result of unfavorable geographic mix of sales in FMC Agricultural Solutions and the aforementioned declines in pricing associated with FMC Minerals - Alkali.

•
Selling, general and administrative expenses, excluding non-operating pension and postretirement charges and acquisition/divestiture related charges, increased by $6.4 million or five percent to $125.6 million. The increase period over period is largely due to increased spending on targeted growth initiatives to meet the growth in our business. The majority of these increases were experienced in our FMC Agricultural Solutions segment.

•	Research and Development expenses of $29.1 million increased $0.7 million or two percent.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $128.9 million increased $2.0 million or two percent primarily due to higher operating results in FMC Agricultural Solutions and a lower effective tax rate. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

•
In April 2013, we made the decision to simplify our organizational structure to focus on three core business segments. The new segments better reflect the markets where we participate and lead today, and where we expect to grow in the future. We have recast all the data within this filing to reflect the above changes in our reportable segments to conform to the current year presentation. For more information on this presentation change see Note 19 to our condensed consolidated financial statements included within this Form 10-Q.

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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenue
FMC Agricultural Solutions	$442.6	$393.6	$937.8	$847.8
FMC Health and Nutrition	189.9	174.4	381.8	339.0
FMC Minerals	244.4	249.5	469.0	485.7
FMC Peroxygens (1)	83.6	87.8	163.2	173.7
Eliminations	(1.1)	(0.1)	(2.2)	(0.3)
Total	$959.4	$905.2	$1,949.6	$1,845.9
Income (loss) from continuing operations before income taxes
FMC Agricultural Solutions	$124.7	$112.3	$288.0	$242.8
FMC Health and Nutrition	44.3	44.9	88.0	85.7
FMC Minerals	35.4	44.9	64.4	92.5
FMC Peroxygens	4.0	7.8	9.7	14.7
Eliminations	(0.1)	0.1	(0.2)	0.1
Segment operating profit	208.3	210.0	$449.9	$435.8
Corporate and other	(20.3)	(16.9)	(40.1)	(40.4)
Operating profit before the items listed below	188.0	193.1	409.8	395.4

Interest expense, net	(12.3)	(11.5)	(24.0)	(22.8)
Corporate special (charges) income:
Restructuring and other (charges) income	(6.5)	(5.6)	(16.4)	(7.3)
Non-operating pension and postretirement charges (2)	(11.6)	(9.1)	(24.3)	(18.2)
Acquisition/divestiture related charges (3)	(1.6)	(3.2)	(1.6)	(6.6)
Provision for income taxes	(36.7)	(45.3)	(84.0)	(90.1)
Discontinued operations, net of income taxes	1.9	(8.1)	(3.3)	(15.5)
Net income attributable to noncontrolling interests	(3.2)	(5.4)	(7.3)	(10.9)
Net income attributable to FMC stockholders	$118.0	$104.9	$248.9	$224.0
____________________

(1)
Commencing with our September 30, 2013 condensed consolidated financial statements to be filed on Form 10-Q, our FMC Peroxygens segment will be classified as a discontinued operation and an asset held for sale. See Note 20 to our condensed consolidated financial statements included within this Form 10-Q for more information.

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

(3)
Charges related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and costs incurred associated with the potential divestiture of our FMC Peroxygens segment. Charges for the three and six months ended June 30, 2013, represented legal and professional fees directly associated with the potential divestiture of our FMC Peroxygens segment. The charges for three and six month period ended June 30, 2012 relate to a number of acquisitions completed in 2011 and in the second quarter of 2012. On the condensed consolidated statements of income, the charges associated with inventory fair value step-up are included in “Costs of sales and services” and charges associated with the potential divestiture of FMC Peroxygens are included in "Selling, general and administrative expenses".
The following chart, which is provided to assist the readers of our financial statements, depicts certain after-tax charges (gains). These items are excluded in the measures we use to evaluate business performance and determine certain performance-based compensation. These after-tax items are discussed in detail within the “Other results of operations” section that follows. Additionally, the chart below discloses our Non-GAAP financial measure “Adjusted after-tax earnings from continuing operations attributable to FMC stockholders” reconciled from the GAAP financial measure “Net income attributable to FMC stockholders”. We believe that this measure provides useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges, non-operating pension and postretirement charges, acquisition/divestiture related charges and certain tax adjustments from operating results allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP.

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income attributable to FMC stockholders (GAAP)	$118.0	$104.9	$248.9	$224.0
Corporate special charges (income), pre-tax	19.7	17.9	42.3	32.1
Income tax expense (benefit) on Corporate special charges (income)	(7.6)	(6.4)	(15.8)	(11.7)
Corporate special charges (income), net of income taxes	12.1	11.5	26.5	20.4
Discontinued operations, net of income taxes	(1.9)	8.1	3.3	15.5
Tax adjustments	0.7	2.4	1.7	2.4
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$128.9	$126.9	$280.4	$262.3
In the discussion below, please refer to our chart titled "Segment Results Reconciliation" within the Results of Operations section. All comparisons are between the periods unless otherwise noted.
Segment Results
For management purposes, segment operating profit is defined as segment revenue less operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses and research and development expenses). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (income), non-operating pension and postretirement charges, investment gains and losses, loss on extinguishment of debt, asset impairments, Last-in, First-out ("LIFO") inventory adjustments, acquisition/divestiture related charges, and other income and expense items.
Information about how some of these items relate to our businesses at the segment level is discussed in Note 19 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our 2012 consolidated financial statements in our 2012 Form 10-K.
In April 2013, we made the decision to simplify our organizational structure to focus on three core business segments. The new segments better reflect the markets where we participate and lead today, and where we expect to grow in the future. We have recast all the data within this filing to reflect the above changes in our reportable segments to conform to the current year presentation. For more information on this presentation change see Note 19 to our condensed consolidated financial statements included within this Form 10-Q.
The Segment Results as discussed below for all periods presented have been updated to reflect this presentation change.

FMC Agricultural Solutions

($ in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenue	$442.6	$393.6	937.8	847.8
Operating Profit	124.7	112.3	288.0	242.8

Three Months Ended June 30, 2013 vs. 2012
Revenue of $442.6 million increased approximately 12 percent versus the prior year quarter due to sales growth in Latin America, North America, Asia offset by declines in Europe/Middle East/Africa ("EMEA").
Latin America sales of $183.5 million increased 21 percent due primarily to Brazil reflecting volume growth in cotton due to increased planted area and higher herbicide and insecticide sales for soybeans. North America sales of $132.9 million increased 12 percent driven by strong demand for soybean pre-emergent herbicides and growth from new and recently introduced products. Revenue in Asia of $83.7 million increased 24 percent reflecting sales growth in Australia, China, Philippines and Thailand markets. EMEA declined 23 percent to $42.5 million primarily due to unfavorable weather conditions and lower insecticide sales to Africa.
FMC Agricultural Solutions' operating profit of $124.7 million increased approximately 11 percent compared to the year-ago quarter, reflecting the sales growth described in the preceding paragraph, partially offset by unfavorable geographic/product mix. Selling, general and administrative costs were approximately $3 million higher compared to the prior year due to increased spending on growth initiatives and higher people-related costs partially offset by favorable exchange impacts in Brazil.
Six Months Ended June 30, 2013 vs. 2012
Revenue of $937.8 million increased approximately 11 percent versus the prior year quarter due to sales growth in North America and Asia, partially offset by declines in EMEA and Latin America.
Sales in North America of $359.3 million increased 32 percent driven by strong demand for pre-emergent herbicides and at-plant insecticide as well as growth from new product introductions. Revenue in Asia of $159.1 million increased 14 percent reflecting sales growth in China, Indonesia, Australia and a number of other key countries. EMEA declined 12 percent to $80.1 million primarily due to unfavorable weather conditions and lower insecticide sales. Revenue in Latin America of $339.3 million decreased two percent due mostly to a reduction in planted area for cotton for the 2012/2013 crop season and a slow start in the sugarcane segment in Brazil, partially offset by growth in Argentina and Mexico.
FMC Agricultural Solutions' operating profit of $288.0 million increased approximately 19 percent compared to the year-ago quarter, reflecting the sales growth described in the preceding paragraph, a favorable geographic/product mix and selected price increases. Selling, general and administrative costs were approximately $2 million higher compared to the prior year due to increased spending on growth initiatives partially offset by favorable foreign exchange impacts in Brazil.
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
Certain Regulatory Issues
In 2009, our bifenthrin product was excluded from the European Commission's official list of approved pesticides. We submitted for reconsideration of that decision and in 2012 bifenthrin was re-approved for use in the European Union. FMC has submitted for registrations in EU Member States. We can resume selling bifenthrin in the European market once the registrations are approved by the Member States. With the exception of France, we expect that most registrations will be approved over the next 24 months; due to the continued inclusion of bifenthrin on the French “Grenelle” list of pesticides we cannot predict when we may regain a French registration. We believe that the Grenelle listing was unwarranted and contrary to French administrative law, and we challenge that decision. In July 2013, the French Conseil d' Etat court dismissed our challenge. During 2013, we will not sell any bifenthrin for agricultural use into the EU, similar to the prior year, and the absence of such sales will not have a material effect on the Company's financial condition or results of operations.
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

FMC Health and Nutrition

($ in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenue	$189.9	$174.4	381.8	339.0
Operating Profit	44.3	44.9	88.0	85.7
Three Months Ended June 30, 2013 vs. 2012
Revenue in FMC Health and Nutrition was $189.9 million, an increase of approximately nine percent versus the prior-year quarter. This increase was due to volume increases of four percent in all core product lines, revenue from acquisitions which increased sales by three percent and favorable pricing which increased sales by two percent. Volume growth was partially attributed to recent capacity expansions.
Segment operating profit of $44.3 million was essentially flat versus the year ago quarter as revenue growth was more than offset by increased raw material costs, higher acquisition related costs and costs to improve our manufacturing capabilities which we refer to as Manufacturing Excellence. Selling, general and administrative costs also increased approximately $1 million compared to the prior year.
Six Months Ended June 30, 2013 vs. 2012
Revenue in FMC Health and Nutrition was $381.8 million, an increase of approximately 13 percent versus the prior-year quarter. This increase was due to volume increases of seven percent in all core product lines, revenue from acquisitions which increased sales by four percent and favorable pricing which increased sales by two percent. Volume growth was partially attributed to recent capacity expansions.
Segment operating profit of $88.0 million increased by three percent versus the year ago quarter as revenue growth was partially offset by increased raw material costs, acquisition related costs and costs to improve our manufacturing capabilities which we refer to as Manufacturing Excellence. Selling, general and administrative costs also increased approximately $2 million compared to the prior year due to increased spending on growth initiatives.
In 2013, we expect full-year revenue growth of approximately mid-teens percent driven by higher volumes and growth from acquisitions. We expect full-year segment operating profit growth in the low-teens percent, with sales gains in core segment product lines and benefits from the Epax acquisition partially offset by acquisition and manufacturing excellence costs.
FMC Minerals

($ in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenue	$244.4	$249.5	$469.0	$485.7
Operating Profit	35.4	44.9	64.4	92.5
Three Months Ended June 30, 2013 vs. 2012
Revenue in FMC Minerals decreased by approximately two percent versus the prior-year quarter. Revenue decreased due to unfavorable pricing primarily driven by our Alkali division and volume declines in our Lithium division. Partially offsetting these declines were volume gains in Alkali.
Alkali revenues of $193.4 million increased three percent as reduced export pricing, particularly in Asia were more than offset by higher overall volumes.
Lithium revenues of $51.0 million decreased 16 percent compared to the prior year quarter. Lithium experienced reduced volumes which impacted revenue by 19 percent which was partially offset by slightly higher pricing which increased sales by approximately three percent. The lower volumes were due to production constraints, the effects of recent labor disputes in Chilean ports and the impact of snow blocking the Jama Pass between Argentina and Chile which provides critical access to and from Chilean ports.
Segment operating profit of $35.4 million decreased approximately 21 percent versus the year ago quarter. The decrease was primarily driven by lower overall pricing in Alkali and reduced volumes in Lithium.
Six Months Ended June 30, 2013 vs. 2012
Revenue in FMC Minerals was $469.0 million, a decrease of approximately three percent versus the prior-year quarter primarily due to unfavorable pricing.
Alkali revenues of $373.9 million remained consistent with prior year revenues of $373.4 million, as higher volumes were offset by lower pricing.
Lithium revenues of $95.1 million decreased 15 percent compared to the prior year. Lithium experienced reduced volumes which impacted revenue by 17 percent which was partially offset by slightly higher pricing favorably impacting sales by two percent. The lower volumes were due to production constraints, the effects of recent labor disputes in Chilean ports and the impact of snow blocking the Jama Pass between Argentina and Chile which provides critical access to and from Chilean ports.
Segment operating profit of $64.4 million decreased approximately 30 percent versus the year ago quarter. The decrease is consistent with that of the three months ended June 30, 2013 noted above.
In 2013, we expect full-year revenue growth in the low-single digits percent driven primarily by volumes and higher prices in soda ash in the second half of the year as well as Lithium operation improvements in the second half of 2013. We expect full-year segment operating profit to decline by nearly 20 percent, reflecting Lithium margin improvements offset by more conservative pace of export soda ash price recovery.
FMC Peroxygens

($ in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenue	$83.6	$87.8	$163.2	$173.7
Operating Profit	4.0	7.8	9.7	14.7
Three Months Ended June 30, 2013 vs. 2012
Revenue in FMC Peroxygens was $83.6 million, a decrease of approximately five percent versus the prior-year quarter. Revenue decreased due to lower volumes which impacted sales by four percent and unfavorable pricing which reduced sales by one percent. The decrease in volumes was primarily in the persulfate market and the absence of zeolites revenue as a result of our phase out of the zeolites operations in fourth quarter of 2012.
Segment operating profit of $4.0 million decreased approximately 49 percent versus the year ago quarter. The decrease was primarily driven by the revenue declines as well as higher manufacturing costs compared to prior year quarter.
Six Months Ended June 30, 2013 vs. 2012
Revenue in FMC Peroxygens was $163.2 million, a decrease of approximately six percent versus the prior year. Revenue decrease is primarily due to lower volumes. The decrease in volumes is primarily due to the absence of zeolites revenue as a result of our phase out of the zeolites operations in fourth quarter of 2012 which negatively impacted year to date sales by four percent and reduced volumes in the persulfate market.
Segment operating profit of $9.7 million decreased approximately 34 percent versus the year ago quarter. The decrease was primarily driven by the revenue declines discussed in the preceding paragraph and a mix shift from specialty peroxygens product lines. Higher manufacturing cost as compared to prior year quarter also contributed to the operating profit decline.
Commencing with our September 30, 2013 condensed consolidated financial statements to be filed on Form 10-Q, our FMC Peroxygens segment will be classified as a discontinued operation and an asset held for sale. See Note 20 to our condensed consolidated financial statements included within this Form 10-Q for more information.

Other Results of Operations
Corporate and other
Corporate and other expenses are included as a component of the line item “Selling, general and administrative expenses” except for LIFO related charges that are included as a component of "Cost of sales and services" on our condensed consolidated statements of income.
Three Months Ended June 30, 2013 vs. 2012
Corporate and other expenses of $20.3 million in the second quarter of 2013 increased by $3.4 million from $16.9 million in the same period in 2012. The increase period over period is costs to support growth initiatives within our businesses.
Six Months Ended June 30, 2013 vs. 2012
Corporate and other expenses of $40.1 million in the first half of 2013 decreased slightly from $40.4 million in the same period in 2012.
Interest expense, net
Three Months Ended June 30, 2013 vs. 2012
Interest expense, net for the second quarter of 2013 was $12.3 million as compared to the second quarter of 2012 of $11.5 million.
Six Months Ended June 30, 2013 vs. 2012
Interest expense, net for the first half of 2013 was $24.0 million as compared to the first half of 2012 of $22.8 million. The increased interest expense period-over-period is due to the increase in total outstanding debt during the first half of 2013 compared to the comparable period in 2012.
Corporate special (charges) income
Three Months Ended June 30, 2013 vs. 2012
Restructuring and other charges (income)
These charges totaled $6.5 million in the second quarter of 2013 compared to $5.6 million in the second quarter of 2012. Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income). See the table and further discussion regarding our restructuring and other charges (income) in Note 7 to our condensed consolidated financial statements included in this Form 10-Q. Restructuring and asset disposal charges in 2013 of $4.4 million were primarily associated with the announced Lithium restructuring. Other charges (income) net in 2013 of $2.1 million included environmental charges associated with remediation at continuing operating sites.
Restructuring and asset disposal charges in 2012 of $4.3 million were primarily associated with continuing charges related to facility restructurings and shutdowns which were announced in years prior to 2012. Other charges (income) net in 2012 of $1.3 million were primarily associated with charges for environmental remediation at operating sites.
The liabilities associated with the restructuring charges listed above are also included within Note 7 to our condensed consolidated financial statements included in this Form 10-Q. We believe the restructuring plans implemented are on schedule and the benefits and savings either have been or will be achieved.
Non-operating pension and postretirement charges
The charge for the three months ended June 30, 2013 was $11.6 million compared to $9.1 million for the three months ended June 30, 2012. The increase in charges was primarily the result of higher amortization impacts of actuarial losses of $4.3 million. These expenses are included as a component of the line item "Selling, general and administrative expenses" on our condensed consolidated statements of income.

Acquisition/divestiture related charges
Charges of $1.6 million for the three months ended June 30, 2013, represented legal and professional fees directly associated with the potential divestiture of our FMC Peroxygens segment. There were no acquisition-related charges for the three months ended June 30, 2013. Charges for the three months ended June 30, 2012 related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting associated with acquisitions completed prior to 2012. On the condensed consolidated statements of income, the charges associated with inventory fair value step-up are included in “Costs of sales and services” and charges associated with the potential divestiture our FMC Peroxygens are included in "Selling, general and administrative expenses".

Six Months Ended June 30, 2013 vs. 2012
Restructuring and other charges (income)
These charges totaled $16.4 million in the first half of 2013 compared to $7.3 million in 2012. Restructuring and asset disposal charges in 2013 of $12.8 million were primarily associated with the announced Lithium restructuring. Other charges (income) net in 2013 of $3.6 million were primarily associated with environmental charges associated with remediation at continuing operating sites.
Restructuring and asset disposal charges in 2012 of $5.4 million were primarily associated with continuing charges related to facility restructurings and shutdowns which were announced in years prior to 2012. Other charges (income) net in 2012 of $1.9 million were primarily associated with charges for environmental remediation at operating sites.
Non-operating pension and postretirement charges
The charge for the six months ended June 30, 2013 was $24.3 million compared to $18.2 million for the six months ended June 30, 2012. The increase in charges was primarily the result of higher amortization impacts of actuarial losses of $8.7 million.
Acquisition/divestiture related charges
Charges for the six months ended June 30, 2013 of $1.6 million, represented legal and professional fees directly associated with the potential divestiture of our FMC Peroxygens segment. There were no acquisition-related charges for the six months ended June 30, 2013. Charges for the six months ended June 30, 2012 of $6.6 million related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting associated with acquisitions completed prior to 2012.
Provision for income taxes
Three Months Ended June 30, 2013 vs. 2012
Provision for income taxes was $36.7 million resulting in an effective tax rate of 23.5 percent compared to expense of $45.3 million resulting in an effective tax rate of 27.7 percent for the three months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate was primarily the result of the change in the mix of domestic income compared to income earned outside of the U.S. A larger portion of our earnings were earned by our foreign operations which have lower tax rates than the U.S.
Six Months Ended June 30, 2013 vs. 2012
Provision for income taxes was $84.0 million resulting in an effective tax rate of 24.5 percent compared to expense of $90.1 million resulting in an effective tax rate of 26.5 percent for the six months ended June 30, 2013 and 2012, respectively. The decrease in the effective tax rate was consistent with the change in the three months ended June 30, 2013, as discussed in the previous paragraph.
Discontinued operations, net of income taxes
Our discontinued operations represent adjustments to retained liabilities primarily related to operations discontinued prior to 2002. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance and long-term obligations related to legal proceedings.
Commencing with our September 30, 2013 condensed consolidated financial statements to be filed on Form 10-Q, our FMC Peroxygens segment will be classified as a discontinued operation and an asset held for sale. See Note 20 to our condensed consolidated financial statements included within this Form 10-Q for more information.

Three Months Ended June 30, 2013 vs. 2012
Discontinued operations, net of income taxes totaled a gain of $1.9 million for the three months ended June 30, 2013, compared to a charge of $8.1 million for the three months ended June 30, 2012. Discontinued operations for the three months ended June 30, 2013, includes a gain of $13.9 million associated with an insurance recovery related to previously discontinued operations legal matters which did not occur in 2012. This gain was partially offset by provisions for environmental liabilities and legal reserves and expenses related to previously discontinued operations. The charge for the three months ended June 30, 2012 represented increases to legal reserves and expenses and maintenance activities for a number of environmental sites related to discontinued operations.
Six Months Ended June 30, 2013 vs. 2012
Discontinued operations, net of income taxes totaled a charge of $3.3 million for the six months ended June 30, 2013, compared to a charge of $15.5 million for the six months ended June 30, 2012. The charges for the six months ended June 30, 2013 and 2012, were primarily related to charges for legal reserves and expenses related to discontinued operations and an increase in our reserves for operating and maintenance activities for a number of environmental sites. The decrease in 2013 was a result of the gain associated with an insurance recovery discussed in the preceding paragraph.
Net income attributable to FMC stockholders
Three Months Ended June 30, 2013 vs. 2012
Net income attributable to FMC stockholders increased to $118.0 million for the three months ended June 30, 2013, from $104.9 million for the three months ended June 30, 2012. The increase was primarily due to higher operating profits in FMC Agricultural Solutions, the gain recognized in discontinued operations and a lower effective tax rate. Partially offsetting the aforementioned increases were a decreased in FMC Minerals' operating profits and an increase in restructuring and other charges and non-operating pension and postretirement charges.
Six Months Ended June 30, 2013 vs. 2012
Net income attributable to FMC stockholders increased to $248.9 million for the six months ended June 30, 2013, from $224.0 million for the six months ended June 30, 2012. The increase was primarily due to higher operating profits in FMC Agricultural Solutions, partially offset by the decrease in FMC Minerals' operating profits and an increase in restructuring and other charges and non-operating pension and postretirement charges.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at June 30, 2013 and December 31, 2012, were $77.4 million and $77.1 million, respectively. Of the cash and cash equivalents balance at June 30, 2013, $66.0 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings. In the event that funds from our foreign subsidiaries are repatriated to the U.S., we would be required to accrue and pay U.S. taxes on those amounts.
In June 2013, we commenced a $1.5 billion commercial paper program supported by our 2011 Credit Agreement. This program allows the Company to borrow at rates generally more favorable that those available under our 2011 Credit Agreement. The Company has used proceeds from the commercial paper program for general corporate purposes. At June 30, 2013, the average effective interest rate on these borrowings was 0.3%.
At June 30, 2013, we had total debt of $1,070.6 million as compared to $965.1 million at December 31, 2012. The increase was primarily associated with higher borrowings under our commercial paper program to support working capital requirements. Total debt included $762.4 million and $908.8 million of long-term debt (excluding current portions of $21.8 million and $5.7 million) at June 30, 2013 and December 31, 2012, respectively. Short-term debt, which consists primarily of borrowings under our commercial paper program, increased from $50.6 million at December 31, 2012 to $286.4 million at June 30, 2013.

Statement of Cash Flows
Cash provided (required) by operating activities was $245.3 million and $267.9 million for the six months ended June 30, 2013 and 2012, respectively.
The table below presents the components of net cash provided (required) by operating activities.

(in Millions)	Six Months Ended June 30
	2013	2012
Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$367.2	$363.5
Significant non-cash expenses (1)	115.6	108.1
Operating income before non-cash expenses (Non-GAAP)	482.8	471.6

Change in trade receivables (2)	27.2	(64.1)
Change in inventories (3)	9.0	(90.7)
Change in accounts payable (4)	(74.4)	(16.1)
Change in accrued rebates (5)	178.7	142.9
Change in advance payments from customers (6)	(135.1)	(71.4)
Change in all other operating assets and liabilities (7)	(69.6)	(21.7)
Restructuring and other spending (8)	(9.2)	(5.4)
Environmental spending, continuing, net of recoveries (9)	(2.9)	(2.3)
Pension and other postretirement benefit contributions (10)	(43.0)	(33.2)
Cash basis operating income (Non-GAAP)	363.5	309.6

Interest payments	(22.4)	(13.5)
Tax payments	(89.5)	(22.0)
Excess tax benefits from share-based compensation	(6.3)	(6.2)

Cash provided (required) by operating activities	$245.3	$267.9
____________________

(1)	Represents the sum of depreciation, amortization, non-cash asset write downs, share-based compensation, and pension charges.

(2)
Improved trade receivable collections resulted in a cash addition due primarily to reduced collection time particularly in FMC Agricultural Solutions. Amounts for both periods also include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks.

(3)
The change in inventory from 2012 to 2013 was due to timing of inventory build in our FMC Agricultural Solutions segment to satisfy 2013 season demand. The majority of the build to satisfy the 2013 demand occurred in the fourth quarter of 2012. Higher sales also contributed to the change year over year.

(4)	The use of cash in our accounts payable balance was driven by the Q4 2012 inventory build to satisfy 2013 demand, which was paid during the first quarter 2013.

(5)
These rebates are associated with our FMC Agricultural Solutions segment, primarily in North America and Brazil and generally settle in the fourth quarter of each year. The increase from 2012 to 2013 is primarily associated with the increased sales for FMC Agricultural Solutions in North America.

(6)
The advance payments from customers represent advances from our FMC Agricultural Solutions segment customers. The use of cash for each year presented is consistent with our sales increases year over each year. We received substantial increases in advance payments from customers at the end of 2012 related to 2013 season compared to the prior period.

(7)	Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities.

(8)	See Note 7 in our condensed consolidated financial statements included in this Form 10-Q for further details.

(9)
Included in our income for both periods presented are environmental charges of $2.0 million, respectively, for environmental remediation at our operating sites. The amounts in 2013 will be spent in periods beyond first quarter 2013. The amounts in this row represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(10)	Amounts include voluntary contributions to our U.S. defined benefit plan of $27.0 million and $28.0 million, respectively.
Cash required by operating activities of discontinued operations was $12.2 million and $20.9 million for the six months ended June 30, 2013 and 2012, respectively.
This change was primarily due a $13.9 million insurance recovery received during the second quarter of 2013, which did not occur in 2012. This recovery partially offset higher environmental spending related to discontinued operations during the six months ended June 30, 2013, compared to the prior year period.
Cash required by investing activities was $112.7 million and $199.0 million for the six months ended June 30, 2013 and 2012, respectively.
The decrease in spending during the six months ended June 30, 2013, as compared to the same period in 2012 was primarily due to acquisitions completed during the first half of 2012 whereas no acquisitions were completed during the first six months of 2013.
Cash required by financing activities was $119.1 million and $130.9 million for the six months ended June 30, 2013 and 2012, respectively.
The decrease in cash required by financing activities is primarily due to borrowings under our commercial paper program which was implemented during the second quarter of 2013 and fewer repurchases of our common stock under our publicly announced program. See further discussion on these repurchases below under the section “Other potential liquidity needs”. Partially offsetting these two items were repayments of borrowings under our committed credit facility, the acquisition of an additional 6.25% ownership interest in our consolidated entity FMC Wyoming and higher dividends paid compared to 2012. See Note 13 in our condensed consolidated financial statements included in this Form 10-Q for further details on the acquisition of additional ownership interest in FMC Wyoming.
Other potential liquidity needs
Our cash needs for 2013 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At June 30, 2013 our remaining borrowing capacity under our revolving credit facility was $1,163 million (which include borrowings under our commercial paper program).
As discussed further in Note 20 to the condensed consolidated financial statements included within this Form 10-Q, we completed an acquisition in July 2013 for approximately $345 million.
Projected 2013 capital expenditures as well as expenditures related to contract manufacturers are expected to be approximately 30 percent higher than 2012 levels, primarily to increase capacity in our FMC Health and Nutrition and FMC Minerals segments.

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
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we have made voluntary contributions through June 30, 2013 of $27.0 million and expect to make approximately $40 million in voluntary contributions throughout 2013. These contributions are in excess of the minimum requirements. We made voluntary contributions of $65 million in 2012. We do not believe that these projected contributions will have a significant negative impact on our current and future liquidity needs. However, any volatility of interest rates or negative equity returns may require greater contributions to the U.S. Plan in the future.
For the six months ended June 30, 2013 and 2012, we paid $37.1 million and $22.9 million, respectively, in dividends declared in previous periods. On July 18, 2013, we paid dividends totaling $18.5 million to our shareholders of record as of June 28, 2013. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheets as of June 30, 2013.
On April 23, 2013 our Board-authorized the repurchase of up to $500 million of our common shares. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. The authorization of April 23, 2013, replaced the previous authority under which $134.9 million was unused.
During the six months ended June 30, 2013, we repurchased 1,843,200 shares under the publicly announced repurchase program for $109.9 million. At June 30, 2013, $500 million remained unused under our Board-authorized repurchase program.
The Company has entered into an accelerated share repurchase agreement (ASR) under which it will repurchase approximately $250 million of its common shares, with an initial delivery of approximately 3.2 million shares expected to occur by July 31, 2013. The shares will be acquired under the Company's previously announced $500 million share repurchase program.  Final settlement of the ASR is expected to be completed by year end, but may be completed sooner under certain circumstances. The final number of shares that the company is repurchasing under the ASR, the timing of the final settlement, and the aggregate cost will depend upon prevailing market conditions, the final discounted volume-weighted average share price over the term of the ASR, and other customary adjustments.
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

Contractual Commitments
Information related to our contractual commitments at December 31, 2012 can be found in a table included within Part II, Item 7 of our 2012 consolidated financial statements on our 2012 Form 10-K. There have been no significant changes to our contractual commitments during the six months ended June 30, 2013.

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
At June 30, 2013, our financial instrument position was a net asset of $0.6 million compared to a net liability of $2.2 million at December 31, 2012. The change in the net financial instrument position was primarily due to larger unrealized gains in our commodity and foreign exchange portfolios.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are approximately seven percent of our cost of sales and services and are diversified among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2013 and December 31, 2012, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in an decrease in the net liability position of $3.8 million at June 30, 2013, compared to a $4.6 million decrease of the net liability position at December 31, 2012. A 10 percent decrease in energy market prices would result in a increase of $3.8 million in the net liability position at June 30, 2013, compared to an increase of $4.1 million of the net liability position at December 31, 2012.
Our FMC Agricultural Solutions segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of June 30, 2013 and December 31, 2012 our net financial instrument position was immaterial.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2013 and December 31, 2012, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in an increase of $1.6 million in the net asset position at June 30, 2013, compared to a decrease of $5.5 million in the net liability position at December 31, 2012. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in a decrease of $1.9 million in the net asset position at June 30, 2013, compared to a increase of $4.3 million in the net liability position at December 31, 2012. As a result, at June 30, 2013 the net asset position would have become a net liability.
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2013 and December 31, 2012, we had no interest rate swap agreements.

Our debt portfolio, at June 30, 2013, is composed of 71 percent fixed-rate debt and 29 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our 2011 credit agreement, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at June 30, 2013, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $1.5 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $0.6 million for the first six months of 2013.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2013, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of June 30, 2013, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
July 30, 2013

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
Total Q1 2013	1,953,737	$59.57	1,843,200	$109,872,608	$134,938,705
April 1-30, 2013	—	$—	—	—	500,000,000
May 1-31, 2013	—	$—	—	—	500,000,000
June 1-30, 2013	—	$—	—	—	500,000,000
Total Q2 2013	—	$—	—	—	500,000,000
Total	1,953,737	$59.57	1,843,200	$109,872,608	$500,000,000

During the six months ended June 30, 2013, we repurchased 1,843,200 shares under the publicly announced repurchase program for $109.9 million. At June 30, 2013, $500 million remained unused under our Board-authorized repurchase program.
On April 23, 2013 our Board-authorized the repurchase of up to $500 million of our common shares. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. The authorization of April 23, 2013 replaced the previous authority under which $134.9 million was unused. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.
The Company has entered into an accelerated share repurchase agreement (ASR) under which it will repurchase approximately $250 million of its common shares, with an initial delivery of approximately 3.2 million shares expected to occur by July 31, 2013. The shares will be acquired under the Company's previously announced $500 million share repurchase program.  Final settlement of the ASR is expected to be completed by year end, but may be completed sooner under certain circumstances. The final number of shares that the company is repurchasing under the ASR, the timing of the final settlement, and the aggregate cost will depend upon prevailing market conditions, the final discounted volume-weighted average share price over the term of the ASR, and other customary adjustments.

ITEM 4.    MINE SAFETY DISCLOSURES
Information regarding mine safety and other regulatory actions at our mine in Green River, Wyoming is included in Exhibit 95 to this Form 10-Q.

ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

3.1	Restated Certificate of Incorporation, as amended through May 23, 2013

12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

95	Mine Safety Disclosures

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

By:	/S/ PAUL W. GRAVES
Paul W. Graves Executive Vice President and Chief Financial Officer
Date: July 30, 2013

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED JUNE 30, 2013

Exhibit No.	Exhibit Description
3.1	Restated Certificate of Incorporation, as amended through May 23, 2013

12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

95	Mine Safety Disclosures

101	Interactive Data File