Form 10-Q
period 2013-09-30
FMC CORP
filed 2013-10-29
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at September 30, 2013
Common Stock, par value $0.10 per share	133,273,849

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in Millions, Except Per Share Data)	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Revenue	$957.4	$821.9	$2,744.1	$2,494.4
Costs and Expenses
Costs of sales and services	653.0	523.9	1,758.6	1,547.6

Gross margin	304.4	298.0	985.5	946.8

Selling, general and administrative expenses	124.9	118.7	374.1	357.3
Research and development expenses	29.0	28.1	84.7	82.4
Restructuring and other charges (income)	32.1	5.5	47.3	9.1
Total costs and expenses	839.0	676.2	2,264.7	1,996.4
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	118.4	145.7	479.4	498.0
Equity in (earnings) loss of affiliates	0.1	0.2	0.5	0.3
Interest expense, net	9.8	9.8	31.4	30.3
Income from continuing operations before income taxes	108.5	135.7	447.5	467.4
Provision for income taxes	32.0	29.9	113.1	113.2
Income from continuing operations	76.5	105.8	334.4	354.2
Discontinued operations, net of income taxes	(56.6)	(11.2)	(58.3)	(24.7)
Net income	19.9	94.6	276.1	329.5
Less: Net income attributable to noncontrolling interests	2.0	4.6	9.3	15.5
Net income attributable to FMC stockholders	$17.9	$90.0	$266.8	$314.0
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$74.5	$101.2	$325.1	$338.7
Discontinued operations, net of income taxes	(56.6)	(11.2)	(58.3)	(24.7)
Net income attributable to FMC stockholders	$17.9	$90.0	$266.8	$314.0
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.55	$0.73	$2.39	$2.45
Discontinued operations	(0.42)	(0.08)	(0.43)	(0.18)
Net income attributable to FMC stockholders	$0.13	$0.65	$1.96	$2.27
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.55	$0.73	$2.38	$2.44
Discontinued operations	(0.42)	(0.08)	(0.43)	(0.18)
Net income attributable to FMC stockholders	$0.13	$0.65	$1.95	$2.26
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	(unaudited)		(unaudited)
Net Income	$19.9	$94.6	$276.1	$329.5
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	14.9	13.3	1.4	(4.9)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $(0.5) and $(2.0) for the three and nine months ended 2013 and $0.6 and zero for the three and nine months ended 2012, respectively	(0.9)	1.1	(4.1)	0.4
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $0.4 and $(0.6) for the three and nine months ended 2013 and $1.4 and $2.5 for the three and nine months ended 2012, respectively (3)	1.2	2.6	(0.9)	4.2
Total derivative instruments, net of tax of $(0.1) and $(2.6) for the three and nine months ended 2013 and $2.0 and $2.5 for the three and nine months ended 2012, respectively	0.3	3.7	(5.0)	4.6

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of $(0.1) and zero for the three and nine months ended 2013 and $0.8 and $0.8 for the three and nine months ended 2012, respectively (2)	(0.3)	(1.6)	(0.2)	(1.2)
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $4.1 and $17.1 for the three and nine months ended 2013 and $4.8 and $14.5 for the three and nine months ended 2012, respectively (3)	6.2	6.4	27.7	22.2
Total pension and other postretirement benefits, net of tax of $4.0 and $17.1 for the three and nine months ended 2013 and $5.6 and $15.3 for the three and nine months ended 2012, respectively	5.9	4.8	27.5	21.0

Other comprehensive income (loss), net of tax	21.1	21.8	23.9	20.7
Comprehensive income	$41.0	$116.4	$300.0	$350.2
Less: Comprehensive income attributable to the noncontrolling interest	1.8	4.8	9.7	15.4
Comprehensive income attributable to FMC stockholders	$39.2	$111.6	$290.3	$334.8
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates permanently, however see Note 16, regarding the impact from the expected sale of our discontinued FMC Peroxygens segment on certain of these foreign subsidiaries.

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

(3)	For more detail on the components of these reclassifications and the affected line item in the Condensed Consolidated Statements of Income see Note 14.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2013	December 31, 2012
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$109.6	$77.1
Trade receivables, net of allowance of $27.8 at 2013 and $26.8 at 2012	1,179.6	1,073.7
Inventories	707.7	642.4
Prepaid and other current assets	205.4	172.9
Deferred income taxes	124.3	123.4
Current assets of discontinued operations held for sale	284.1	92.4
Total current assets	2,610.7	2,181.9
Investments	29.5	26.1
Property, plant and equipment, net	1,163.5	956.2
Goodwill	396.0	277.6
Other intangibles, net	272.3	205.7
Other assets	250.0	247.6
Deferred income taxes	208.8	234.6
Noncurrent assets of discontinued operations held for sale	—	244.2
Total assets	$4,930.8	$4,373.9
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$942.4	$55.6
Accounts payable, trade and other	388.9	404.2
Advance payments from customers	18.1	140.2
Accrued and other liabilities	257.8	254.1
Accrued customer rebates	334.9	141.7
Guarantees of vendor financing	21.3	31.4
Accrued pension and other postretirement benefits, current	21.3	21.3
Income taxes	35.4	32.9
Current liabilities of discontinued operations held for sale	46.4	54.1
Total current liabilities	2,066.5	1,135.5
Long-term debt, less current portion	771.8	908.8
Accrued pension and other postretirement benefits, long-term	315.8	375.8
Environmental liabilities, continuing and discontinued	164.3	200.2
Deferred income taxes	45.4	—
Noncurrent liabilities of discontinued operations held for sale	—	3.3
Other long-term liabilities	193.4	195.5
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2013 or 2012	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares at 2013 and 2012	18.6	18.6
Capital in excess of par value of common stock	395.6	481.9
Retained earnings	2,748.2	2,536.5
Accumulated other comprehensive income (loss)	(385.4)	(408.9)
Treasury stock, common, at cost: 52,709,943 shares at 2013 and 48,313,414 shares at 2012	(1,452.9)	(1,147.8)
Total FMC stockholders’ equity	1,324.1	1,480.3
Noncontrolling interests	49.5	74.5
Total equity	1,373.6	1,554.8
Total liabilities and equity	4,930.8	4,373.9
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Nine Months Ended September 30
	2013	2012
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income	$276.1	$329.5
Discontinued operations	58.3	24.7
Income from continuing operations	$334.4	$354.2
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	91.7	84.6
Equity in (earnings) loss of affiliates	0.5	0.3
Restructuring and other charges (income)	47.3	9.1
Deferred income taxes	27.8	32.3
Pension and other postretirement benefits	48.2	43.0
Share-based compensation	12.2	12.7
Excess tax benefits from share-based compensation	(6.7)	(7.4)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(93.9)	(82.6)
Guarantees of vendor financing	(10.1)	9.0
Inventories	(14.0)	(143.9)
Other current assets and other assets	2.2	(35.8)
Accounts payable	0.6	3.7
Accrued and other current liabilities and other liabilities	(18.9)	13.1
Advance payments from customers	(122.1)	(66.6)
Accrued payroll	(8.1)	(7.7)
Accrued customer rebates	194.8	163.3
Income taxes	(29.1)	65.2
Pension and other postretirement benefit contributions	(63.1)	(72.7)
Environmental spending, continuing, net of recoveries	(4.3)	(4.3)
Restructuring and other spending	(8.8)	(0.6)
Cash provided (required) by operating activities	380.6	368.9
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, net of recoveries	(19.2)	(12.2)
Operating activities of discontinued operations held for sale	(5.2)	2.2
Payments of other discontinued reserves, net of recoveries	(7.0)	(26.3)
Cash provided (required) by operating activities of discontinued operations	(31.4)	(36.3)
The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Nine Months Ended September 30
	2013	2012
	(unaudited)
Cash provided (required) by investing activities:
Capital expenditures	$(159.6)	$(108.7)
Proceeds from disposal of property, plant and equipment	2.1	0.5
Acquisitions, net of cash acquired	(339.6)	(114.2)
Investments in nonconsolidated affiliates	(6.2)	(9.7)
Other investing activities	(52.0)	(19.2)
Cash provided (required) by investing activities of continuing operations	(555.3)	(251.3)
Cash provided (required) by investing activities of discontinued operations held for sale	(15.2)	(19.0)
Cash provided (required) by financing activities:
Net borrowings (repayments) under committed credit facilities	(130.0)	24.0
Increase (decrease) in short-term debt	869.5	32.3
Repayments of long-term debt	(0.5)	(17.3)
Proceeds from borrowings of long-term debt	11.6	5.4
Financing fees	(0.9)	—
Distributions to noncontrolling interests	(9.9)	(15.4)
Acquisition of noncontrolling interests	(80.0)	—
Issuances of common stock, net	9.9	12.6
Excess tax benefits from share-based compensation	6.7	7.4
Dividends paid	(55.6)	(35.4)
Repurchases of common stock under publicly announced program	(359.9)	(144.9)
Other repurchases of common stock	(6.7)	(3.8)
Contingent consideration paid	(0.5)	(2.0)
Cash provided (required) by financing activities	253.7	(137.1)
Effect of exchange rate changes on cash and cash equivalents	0.1	0.3
Increase (decrease) in cash and cash equivalents	32.5	(74.5)
Cash and cash equivalents, beginning of period	77.1	158.9
Cash and cash equivalents, end of period	$109.6	$84.4
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $29.5 million and $24.9 million, and income taxes paid, net of refunds were $124.6 million and $30.0 million for the nine months ended September 30, 2013 and 2012, respectively. Non-cash additions to property, plant and equipment were $5.5 million and $2.2 million for September 30, 2013 and 2012.
See Note 13 regarding quarterly cash dividend and acquisition of noncontrolling interest.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the nine months ended September 30, 2013 and 2012, and our financial position as of September 30, 2013. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012 (the “2012 10-K”).

2013 Segment realignment and presentation change
In April 2013, we made the decision to simplify our organizational structure to focus on three core business segments. For more information on this presentation change see Note 19.
FMC Peroxygens Divestiture
In July 2013 our FMC Peroxygens segment was classified as a discontinued operation. For more information on the discontinued operations see Note 10.
We have recast all the data within this filing to reflect the changes in our reportable segments to conform to the current year presentation and to present FMC Peroxygens segment as a discontinued operation retrospectively for all periods presented.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 3: Acquisitions

2013 Acquisitions
Epax:
In July 2013, we acquired 100 percent of the stock of Epax Nutra Holding III AS and Epax UK Holding III AS (together, “Epax”). Epax is a global supplier of fish-based omega-3 EPA/DHA fatty acid concentrates. Epax will be integrated into our newly formed FMC Health and Nutrition segment from the acquisition date. The acquisition of Epax is an important step in fulfilling our strategic intent to broaden our product and customer base within our Health and Nutrition segment.
The results of operations related to Epax have been included in our results since the acquisition date. This acquisition was considered a business under the U.S. GAAP business combinations accounting guidance, and therefore we applied acquisition accounting. Acquisition accounting requires, among other things, that assets and liabilities assumed be recognized at their fair values as of the acquisition date. The net assets of the Epax acquisition were recorded at the estimated fair values using primarily Level 2 and Level 3 inputs (see Note 17 for an explanation of Level 2 and 3 inputs). In valuing acquired assets and liabilities, valuation inputs include an estimate of future cash flows and discount rates based on the internal rate of return and the weighted average rate of return. Transaction-related costs were expensed as incurred and recorded to "Selling, general and administrative expenses" within our condensed consolidated statements of income.
The purchase price and related allocation is not considered final primarily due to working capital adjustments expected to occur in the fourth quarter of 2013. This may result in additional adjustments to the preliminary purchase price allocation. We will finalize the amounts recognized once we obtain the information necessary to complete the analysis, but no later than one year from the acquisition date.

Preliminary Purchase Price Allocation
(in Millions)
Trade receivables	$15.6
Inventories (1)	53.7
Other current assets	4.7
Property, plant & equipment	138.3
Intangible assets (2)	71.2
Goodwill (3)	109.8
Other assets	0.6
Total fair value of assets acquired	393.9

Current liabilities	12.9
Deferred tax liabilities	41.0
Other liabilities	0.4
Total fair value of liabilities assumed	54.3

Total cash paid, less cash acquired	$339.6
____________________

(1)	Fair value of finished good inventories acquired included a step-up in the value of approximately $9.1 million, which will be expensed to "Cost of sales and services" in 2013 and early 2014.

(2)
See Note 4 for the major classes of intangible assets acquired, which primarily represent customer relationships and trade names. The weighted average useful life of the acquired finite-lived intangibles is approximately 17 years.

(3)	Goodwill largely consisted of expected revenue synergies resulting from the business combinations. None of the acquired goodwill will be deductible for income tax purposes.

Unaudited pro forma revenue and net income related to the Epax acquisition is not presented because the pro forma impact is not material for prior periods.
In the first quarter of 2013 we completed the purchase of additional ownership interest in FMC Wyoming. See Note 13 for more information.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

2012 Acquisitions

We completed three acquisitions during 2012. These acquisitions and related disclosures are described in more detail in Note 3 to the consolidated financial statements included in our 2012 Form 10-K. During the nine months ended September 30, 2013, we made $2.1 million of adjustments to the preliminary purchase price allocations associated with these acquisitions. These adjustments were made primarily as a result of working capital adjustments that were finalized during the first quarter 2013, however did not result in any changes to previously established goodwill balances.

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2013, are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Health and Nutrition	Total
Balance, December 31, 2012	$31.0	$246.6	$277.6
Acquisitions	—	109.8	109.8
Foreign currency adjustments	—	8.6	8.6
Balance, September 30, 2013	$31.0	$365.0	$396.0
Our intangible assets, other than goodwill, consist of the following:

	September 30, 2013			December 31, 2012
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$157.0	$(13.0)	$144.0	$126.6	$(8.1)	$118.5
Patents	0.4	—	0.4	0.4	—	0.4
Trademarks and trade names	1.2	(0.3)	0.9	1.2	(0.1)	1.1
Purchased and licensed technologies	74.8	(17.7)	57.1	59.1	(14.0)	45.1
Other intangibles	4.1	(2.6)	1.5	4.1	(1.9)	2.2
	$237.5	$(33.6)	$203.9	$191.4	$(24.1)	$167.3

Intangible assets not subject to amortization (indefinite life)
Trademarks and trade names	$66.3	$—	$66.3	$36.3	$—	$36.3
In-process research & development	2.1	—	2.1	2.1	—	2.1
	$68.4	$—	$68.4	$38.4	$—	$38.4
Total intangible assets	$305.9	$(33.6)	$272.3	$229.8	$(24.1)	$205.7
At September 30, 2013, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite Life
FMC Agricultural Solutions	$109.2	$35.2
FMC Health and Nutrition	93.5	33.2
FMC Minerals	1.2	—
Total	$203.9	$68.4

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 5: Inventories
Inventories consisted of the following:

(in Millions)	September 30, 2013	December 31, 2012
Finished goods and work in process	$420.3	$400.3
Raw materials	287.4	242.1
Net inventory	$707.7	$642.4

Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	September 30, 2013	December 31, 2012
Property, plant and equipment	$2,649.4	$2,417.8
Accumulated depreciation	1,485.9	1,461.6
Property, plant and equipment, net	$1,163.5	$956.2

Note 7: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2013	2012	2013	2012
Restructuring charges and asset disposals	$0.5	$0.1	$12.2	$1.8
Other charges (income), net	31.6	5.4	35.1	7.3
Total Restructuring and Other Charges	$32.1	$5.5	$47.3	$9.1

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

RESTRUCTURING CHARGES AND ASSET DISPOSALS

For further detail on the restructuring charges and asset disposals which commenced prior to 2013, see Note 7 to our consolidated financial statements included with our 2012 Form 10-K.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Lithium Restructuring	(0.4)	0.8	—	0.4
Other Items	—	0.1	—	0.1
Three months ended September 30, 2013	$(0.4)	$0.9	$—	$0.5
Other Items	—	0.1	—	0.1
Three months ended September 30, 2012	$—	$0.1	$—	$0.1

Lithium Restructuring	3.3	4.4	2.0	9.7
Other Items	1.8	0.7	—	2.5
Nine months ended September 30, 2013	$5.1	$5.1	$2.0	$12.2
Other Items	(0.2)	0.2	1.8	1.8
Nine months ended September 30, 2012	$(0.2)	$0.2	$1.8	$1.8
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represents costs associated with accrued lease payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs as well as recoveries associated with restructurings.

(3)
Primarily represents accelerated depreciation and impairment charges on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns are also included within the asset disposal charges, see Note 8.

Roll forward of Restructuring Reserves
The following table shows a roll forward of restructuring reserves, continuing and discontinued, that will result in cash spending. These amounts exclude asset retirement obligations, which are discussed in Note 8.

(in Millions)	Balance at 12/31/12 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 9/30/13 (4)
Lithium Restructuring	$—	$7.7	$(6.3)	$—	$1.4
Other Workforce Related and Facility Shutdowns (1)	3.1	2.5	(2.5)	—	3.1
Restructuring activities related to discontinued operations (5)	7.4	1.1	(3.9)	0.1	4.7
Total	$10.5	$11.3	$(12.7)	$0.1	$9.2
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns noted in the “Other Items” sections above.

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

(5)
Cash spending associated with restructuring activities of discontinued operations is reported within Payments of other discontinued reserves, net of recoveries on the condensed consolidated statements of cash flows.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

OTHER CHARGES (INCOME), NET

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2013	2012	2013	2012
Environmental charges, net	$1.0	$1.0	$3.0	$3.5
Other, net	30.6	4.4	32.1	3.8
Other Charges (Income), Net	$31.6	$5.4	$35.1	$7.3
Environmental Charges, Net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites, see Note 11 for additional details.
Other, net
During the three and nine months ended September 30, 2013 and 2012, respectively our FMC Agricultural Solutions segment entered into several collaboration and license agreements with various third-party companies for the purpose of obtaining certain technology and intellectual property rights relating to new compounds still under development. Further, during the three months ended September 30, 2013, we entered into three such transactions in our Agricultural Solutions segment, consisting of: exclusive license and supply arrangements for broad-spectrum crop protection products and an acquisition of certain intellectual property and other assets relating to biological products associated with our acquired assets of the Center for Agricultural and Environmental Biosolutions (CAEB). CAEB is based in Research Triangle Park, NC, and amounts acquired include CAEB’s robust library of microorganisms and a pipeline of biological products in various stages of development. The rights and technology obtained is referred to as in-process research and development and in accordance with GAAP, the amounts paid were expensed as incurred since they were acquired outside of a business combination.

Note 8: Asset Retirement Obligations
As of September 30, 2013, the balance of our asset retirement obligations was $21.1 million compared to $25.5 million at December 31, 2012. A more complete description of our asset retirement obligations can be found in Note 8 to our 2012 consolidated financial statements in our 2012 10-K.

Note 9: Debt
Debt maturing within one year:
Debt maturing within one year consists of the following:

(in Millions)	September 30, 2013	December 31, 2012
Short-term foreign debt (1)	$23.1	$49.9
Commercial paper	896.0	—
Total short-term debt	919.1	49.9
Current portion of long-term debt	23.3	5.7
Short-term debt and current portion of long-term debt	$942.4	$55.6
____________________
(1)     We often provide parent-company guarantees to lending institutions that extend credit to our foreign subsidiaries.
Commercial Paper
In June 2013, we commenced a $1.5 billion commercial paper program supported by our Credit Facility. This program allows the Company to borrow at rates generally more favorable that those available under our Credit Facility. The Company has used proceeds from the commercial paper program for general corporate purposes. At September 30, 2013, the average effective interest rate on these borrowings was 0.35%.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Credit Facility
On August 5, 2013, we entered into an Amendment and Consent No. 1 (the Amendment) to our credit agreement, dated August 5, 2011. The Amendment, among other things, extended the termination date of the Credit Facility to August 5, 2017 from August 5, 2016.
Long-term debt:
Long-term debt consists of the following:

(in Millions)	September 30, 2013
	Interest Rate Percentage	Maturity Date	9/30/2013	12/31/2012
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.1-6.5%	2013-2035	$176.7	$176.7
Senior notes (less unamortized discount of $1.7 and $1.8, respectively)	3.95-5.2%	2019-2022	598.3	598.2
Credit Facility (1)	1.1%	2017	—	130.0
Foreign debt	0-8.9%	2013-2023	20.1	9.6
Total long-term debt			$795.1	$914.5
Less: debt maturing within one year			23.3	5.7
Total long-term debt, less current portion			$771.8	$908.8
____________________

(1)
Letters of credit outstanding under our Credit Facility totaled $73.0 million and available funds under this facility were $530.8 million at September 30, 2013 (which reflects borrowings under our commercial paper program).

Covenants
Among other restrictions, our Credit Facility contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended September 30, 2013, was 2.3 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended September 30, 2013, was 17.7 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at September 30, 2013.

Note 10: Discontinued Operations
FMC Peroxygens:
In April 2013, the Board of Directors authorized management to pursue the sale of our FMC Peroxygens segment. In the third quarter of 2013 we concluded the sale to be probable and expect it to be completed within one year. Therefore, our FMC Peroxygens segment has been classified as a discontinued operation and as an asset held for sale.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The operating results of our FMC Peroxygens segment classified as discontinued operations are summarized below:

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenue	$81.9	$80.5	$244.8	$253.9
Income from discontinued operations before income taxes (1)	7.8	5.8	15.1	18.2
Provision for income taxes	3.3	3.5	7.1	10.0
Discontinued operations of FMC Peroxygens, net of income taxes, before divestiture related costs (2)	$4.5	$2.3	$8.0	$8.2
Divestiture related costs of discontinued operations of FMC Peroxygens, net of income taxes	(1.3)	—	(2.3)	—
Adjustment to assets held for sale, net of income taxes (3)	(50.8)	—	(50.8)	—
Total Discontinued operations of FMC Peroxygens, net of income taxes	$(47.6)	$2.3	$(45.1)	$8.2
____________________

(1)
Includes allocated interest expense $1.1 million and $3.5 million for the three and nine months ended September 30, 2013 and $1.2 million and $3.5 million for the three and nine months ended September 30, 2012, respectively. Interest was allocated in accordance with relevant discontinued operations accounting guidance.

(2)	In accordance with the held for sale accounting criteria effective July 2013 we stopped amortizing and depreciating all assets classified as held for sale.

(3)
GAAP accounting rules require that assets held for sale be reported at the lower of carrying value or fair value less costs to sell. The rules require that the carrying value include any accumulated foreign currency translation adjustments ("CTA") that would be reclassified to earnings upon completion of sale. Our wholly-owned Spanish subsidiary, Foret, has significant accumulated CTA losses and due in large part to the inclusion of these translation losses in our carrying value assessment, we recorded an impairment charge of approximately $65.0 million ($50.8 million after tax).

The following table presents the major classes of assets and liabilities of discontinued FMC Peroxygens segment classified as held for sale and included as part of a disposal group in the Condensed Consolidated Balance Sheets:

(in Millions)	September 30, 2013	December 31, 2012
Assets
Current assets of discontinued operations held for sale (primarily trade receivables and inventories)	$96.5	$92.4
Property, plant & equipment	136.6	180.0
Goodwill	—	16.9
Intangible assets, net	6.7	9.9
Other non-current assets	44.3	37.4
Noncurrent assets of discontinued operations held for sale (1)	187.6	244.2
Total Assets	284.1	336.6

Liabilities
Current liabilities of discontinued operations held for sale	42.3	54.1
Noncurrent liabilities of discontinued operations held for sale (1)	4.1	3.3
Total Liabilities	46.4	57.4
Net Assets (2)	$237.7	$279.2
____________________
(1)Presented as "Current assets\liabilities of discontinued operations held for sale" on the condensed and consolidated balance sheet as of September 30, 2013.
(2)Excludes the accumulated CTA losses of our wholly-owned Spanish subsidiary, Foret.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

In addition to our discontinued FMC Peroxygens segment our other discontinued operations include adjustments to retained liabilities. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Adjustment for workers’ compensation, product liability, and other postretirement benefits, net of income tax expense of zero and $0.1 for the three and nine months ended 2013 and $0.1 and $0.2 for the three and nine months ended 2012, respectively	$0.2	$0.2	$0.3	$0.4
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $1.2 and $3.7 for the three and nine months ended 2013 and $1.5 and $6.0 for the three and nine months ended 2012, respectively (1)	(2.0)	(2.4)	(6.1)	(9.9)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit of $2.7 and $2.3 for the three and nine months ended 2013 and $2.5 and $7.6 for the three and nine months ended 2012, respectively (2)	(4.4)	(4.1)	(3.7)	(12.3)
Provision for restructuring charges, net of income tax benefit (expense) of $0.1 and $0.4 for the three and nine months ended 2013 and ($1.3) and ($1.3) for the three and nine months ended 2012, respectively (3)	(2.8)	(7.2)	(3.7)	(11.1)
Discontinued operations of FMC Peroxygens, net of income tax benefit (expense) of $11.7 and $8.4 for the three and nine months ended 2013 and ($3.5) and ($10.0) for the three and nine months ended 2012, respectively	(47.6)	2.3	(45.1)	8.2
Discontinued operations, net of income taxes	$(56.6)	$(11.2)	$(58.3)	$(24.7)
____________________

(1)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the 2013 in Note 11.

(2)
Discontinued operations for the nine months ended September 30, 2013, includes a gain of $13.9 million associated with an insurance recovery related to previously discontinued operations legal matters. No such gain existed in 2012.

(3)	See roll forward of our restructuring reserves in Note 7.

Note 11: Environmental Obligations
We have reserves for potential environmental obligations, which management consider probable and for which a reasonable estimate of the obligation could be made. Accordingly, we have reserves of $209.7 million and $236.5 million, excluding recoveries, at September 30, 2013 and December 31, 2012, respectively.
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $160 million at September 30, 2013. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The table below is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2012	$216.0

Provision	14.5
Spending, net of recoveries	(38.7)
Net change	(24.2)
Total environmental reserves, net of recoveries at September 30, 2013	$191.8
Environmental reserves, current, net of recoveries (1)	27.5
Environmental reserves, long-term continuing and discontinued, net of recoveries (2)	164.3
Total environmental reserves, net of recoveries at September 30, 2013	$191.8
____________________

(1)	“Current” includes only those reserves related to continuing operations. These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in “Environmental liabilities, continuing and discontinued” on the condensed consolidated balance sheets.
At September 30, 2013 and December 31, 2012, we have recorded recoveries representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” or as “Other assets” in the condensed consolidated balance sheets. The table below is a roll forward of our total recorded recoveries from December 31, 2012 to September 30, 2013:

(in Millions)	12/31/2012	Increase in Recoveries	Cash Received	9/30/2013
Environmental liabilities, continuing and discontinued	$20.5	$0.8	$(3.4)	$17.9
Other assets	51.6	1.8	(15.2)	38.2
Total	$72.1	2.6	$(18.6)	$56.1

Our net environmental provisions relate to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2013	2012	2013	2012
Continuing operations (1)	$1.0	$1.0	$3.0	$3.5
Discontinued operations (2)	3.2	3.9	9.7	15.9
Net environmental provision	$4.2	$4.9	$12.7	$19.4
____________________
(1) Recorded as a component of “Restructuring and other charges (income)” on our condensed consolidated statements of income. See Note 7.
(2) Recorded as a component of “Discontinued operations, net of income taxes" on our condensed consolidated statements of income. See Note 10.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

On our condensed consolidated balance sheets, the net environmental provisions are recorded to the following balance sheet captions:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2013	2012	2013	2012
Environmental reserves (1)	$4.2	$4.9	$14.5	$19.4
Other assets (2)	—	—	(1.8)	—
Net environmental provision	$4.2	$4.9	$12.7	$19.4
____________________
(1)     See above roll forward of our total environmental reserves as presented on our condensed consolidated balance sheets.
(2)     Represents certain environmental recoveries.

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 10 to our consolidated financial statements in our 2012 Form 10-K. The following represents significant updates that occurred in 2013 related to these contingencies.
Pocatello
The Tribal Appellate Court with respect to the appeal regarding our Pocatello site has scheduled an evidentiary hearing for the fourth quarter of 2013 on certain jurisdictional issues. The Tribes have filed additional litigation to recover the permit fees for the years since 2007, but that litigation has been stayed pending the outcome of the appeal in the Tribal Court of Appeals. A more complete description of our environmental contingencies, the Pocatello legal matter and the nature of our potential obligations are included in Notes 1 and 10 to our consolidated financial statements in our 2012 Form 10-K.
Middleport
During the second quarter 2013 we received from the United States Environmental Protection Agency and New York State Department of Environmental Conservation, collectively the “Agencies”, the Final Statement of Basis (FSOB). This FSOB is consistent with the Preliminary Statement of Basis (PSOB) previously received from Agencies in June 2012. The FSOB includes the same Corrective Action Management Alternative (“CMA”) as the PSOB. We continue to believe that the CMA is overly conservative and not supported under New York State law. In order to negotiate with the Agencies with respect to the CMA, we entered into a tolling agreement with the Agencies. The tolling agreement serves as a “standstill” agreement to the FSOB so that time spent negotiating with the Agencies does not go against the statute of limitations under the FSOB.
The amount of the reserve for this site is $40.4 million at September 30, 2013 and $42.4 million at December 31, 2012. Our reserve continues to include the estimated liability for clean-up to reflect the costs associated with our recommended CMA. Our estimated reasonably possible environmental loss contingencies exposure reflects the additional cost of the CMA proposed in the FSOB. A more complete description of our environmental contingencies pertaining to our Middleport environmental site, is included in Note 10 to our consolidated financial statements in our 2012 Form 10-K.

Note 12: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were no potential common shares excluded from Diluted EPS for the three and nine months ended September 30, 2013 and 2012. As further discussed in Note 13, our accelerated share repurchase program had no impact on Diluted EPS for the three and nine months ended September 30, 2013.
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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Earnings (loss) attributable to FMC stockholders:
Income from continuing operations attributable to FMC stockholders	$74.5	$101.2	$325.1	$338.7
Discontinued operations, net of income taxes	(56.6)	(11.2)	(58.3)	(24.7)
Net income	$17.9	$90.0	$266.8	$314.0
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.2)	(0.4)	(1.1)	(1.5)
Net income allocable to common stockholders	$17.7	$89.6	$265.7	$312.5

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.55	$0.73	$2.39	$2.45
Discontinued operations	(0.42)	(0.08)	(0.43)	(0.18)
Net income	$0.13	$0.65	$1.96	$2.27

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.55	$0.73	$2.38	$2.44
Discontinued operations	(0.42)	(0.08)	(0.43)	(0.18)
Net income	$0.13	$0.65	$1.95	$2.26

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	134,146	137,373	135,779	137,731
Weighted average additional shares assuming conversion of potential common shares	816	1,015	921	1,123
Shares – diluted basis	134,962	138,388	136,700	138,854

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 13: Equity
Refer to the table below for a reconciliation of equity, equity attributable to the parent, and equity attributable to noncontrolling interests for the nine months ended September 30, 2013:

(in Millions, Except Per Share Data)	FMC’s Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2012	$1,480.3	$74.5	$1,554.8
Net income	266.8	9.3	276.1
Stock compensation plans	23.1	—	23.1
Excess tax benefits from share-based compensation	6.7	—	6.7
Shares for benefit plan trust	0.6	—	0.6
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax (1)	27.5	—	27.5
Net hedging gains/(losses) and other, net of income tax (1)	(5.0)	—	(5.0)
Foreign currency translation adjustments (1)	1.0	0.4	1.4
Dividends ($0.405 per share)	(55.1)	—	(55.1)
Repurchases of common stock	(316.6)	—	(316.6)
Accelerated share repurchase program (2)	(50.0)	—	(50.0)
Acquisition of noncontrolling interests (3)	(55.2)	(24.8)	(80.0)
Distributions to noncontrolling interests	—	(9.9)	(9.9)
Balance at September 30, 2013	$1,324.1	$49.5	$1,373.6
____________________

(1)	See condensed consolidated statements of comprehensive income.

(2)	See accelerated share repurchase program discussion below.

(3)	See "FMC Wyoming" discussion below.

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
Dividends and Share Repurchases
For the nine months ended September 30, 2013 and 2012, we paid $55.6 million and $35.4 million, respectively, in dividends declared in previous periods. On October 17, 2013, we paid dividends totaling $18.1 million to our shareholders of record as of September 30, 2013. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of September 30, 2013.

During the nine months ended September 30, 2013, we repurchased 4,998,843 shares under the publicly announced repurchase program for $309.9 million.

On April 23, 2013 our Board authorized the repurchase of up to $500 million of our common shares. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. The authorization of April 23, 2013, replaced the previous authority under which $134.9 million was unused. At September 30, 2013, $250 million remained unused under our Board-authorized repurchase program.

Accelerated share repurchase program
In July 2013, we entered into an accelerated share repurchase program ("ASR") and paid $250.0 million to a financial institution for an initial delivery of approximately 3.2 million shares, which reduced our shares outstanding at July 31, 2013. The shares will be acquired under our previously announced $500 million share repurchase program. The value of the initial shares received on

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

the date of purchase was $200 million, reflecting a $63.58 price per share which was recorded as a treasury share purchase for purposes of calculating earnings per share. We recorded the remaining $50.0 million as a forward contract indexed to our common stock in capital in excess of par value of common stock on our condensed and consolidated balance sheet.
As of September 30, 2013, we evaluated the ASR for its potential dilution of earnings per share and have determined that, based on the volume weighed average price of our common stock calculated through September 30, 2013, there is no dilutive impact on earnings per share. The total amount of shares to be ultimately delivered by the financial institution will be determined by the average price per share paid by the financial institution during the purchase period. Final settlement of the ASR is expected to be completed by year end, but may be completed sooner under certain circumstances.

Note 14: Reclassifications of Accumulated Other Comprehensive Income

The table below provides details about the reclassifications from Accumulated Other Comprehensive Income and the affected line items in the condensed consolidated statements of income for each of the periods presented.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (1)				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2013	2012	2013	2012
Derivative instruments:
Foreign currency contracts	$0.3	$2.1	$0.7	$9.1	Costs of sales and services
Energy contracts	(0.4)	(2.3)	(0.2)	(8.6)	Costs of sales and services
Foreign currency contracts	(1.5)	(3.8)	1.1	(7.1)	Selling, general and administrative expenses
Other contracts	—	—	(0.1)	(0.1)	Interest expense, net
	$(1.6)	$(4.0)	1.5	(6.7)	Total before tax
	0.4	1.4	(0.6)	2.5	Income tax (expense) benefit
	$(1.2)	$(2.6)	0.9	(4.2)	Amount included in net income

Pension and other postretirement benefits (2):
Amortization of prior service costs	$(0.5)	$(0.4)	$(1.5)	$(1.4)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(2.7)	(10.8)	(36.2)	(35.3)	Selling, general and administrative expenses
Recognized loss due to settlement	$(7.1)	$—	$(7.1)	$—	Selling, general and administrative expenses
	$(10.3)	$(11.2)	$(44.8)	$(36.7)	Total before tax
	4.1	4.8	17.1	14.5	Income tax (expense) benefit
	$(6.2)	$(6.4)	$(27.7)	$(22.2)	Amount included in net income

Total reclassifications for the period	$(7.4)	$(9.0)	$(26.8)	$(26.4)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the condensed consolidated statements of income.

(2)
Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 15.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

Note 15: Pensions and Other Postretirement Benefits
The following table summarizes the components of net annual benefit cost (income) for the three and nine months ended September 30, 2013 and 2012:

(in Millions)	Three Months Ended September 30				Nine Months Ended September 30
	Pensions		Other Benefits		Pensions		Other Benefits
	2013	2012	2013	2012	2013	2012	2013	2012
Components of net annual benefit cost (income):
Service cost	$5.8	$5.1	$—	$—	$16.6	$15.2	$—	$0.1
Interest cost	14.3	15.6	0.2	0.4	42.3	46.1	0.8	1.0
Expected return on plan assets	(19.1)	(19.0)	—	—	(57.5)	(57.4)	—	—
Amortization of prior service cost (credit)	0.6	0.4	—	—	1.7	1.5	—	(0.1)
Recognized net actuarial and other (gain) loss	3.8	11.9	(0.6)	(0.8)	38.8	38.4	(1.5)	(1.8)
Recognized loss due to settlement (1)	7.1	—	—	—	7.1	—	—	—
Net periodic benefit cost from continuing operations	$12.5	$14.0	$(0.4)	$(0.4)	$49.0	$43.8	$(0.7)	$(0.8)
____________________

(1)	Settlement charge is associated with the acceleration of previously deferred pension actuarial losses and was triggered by a lump-sum payout to certain former executives.
We made voluntary cash contributions to our U.S. defined benefit pension plan of $40.0 million and $65.0 million in the nine months ended September 30, 2013 and September 30, 2012. We do not expect to make any additional voluntary cash contributions to the plan for 2013.

Note 16: Income Taxes
Provision for income taxes was $32.0 million resulting in an effective tax rate of 29.5 percent compared to a provision of $29.9 million resulting in an effective tax rate of 22.0 percent for the three months ended September 30, 2013 and 2012, respectively. The change in the effective tax rate was primarily impacted by the mix of income among subsidiaries and tax charges associated with the expected sale of our discontinued FMC Peroxygens segments discussed below.
Provision for income taxes was $113.1 million resulting in an effective tax rate of 25.3 percent compared to a provision of $113.2 million resulting in an effective tax rate of 24.2 percent for the nine months ended September 30, 2013 and 2012, respectively. The change in the effective tax rate was consistent with the change in the three months ended September 30, 2013, as discussed in the previous paragraph.
In the third quarter of 2013, we changed our assertion on unremitted earnings for certain foreign subsidiaries as a result of our expected sale of our discontinued FMC Peroxygens segment. Therefore, as of September 30, 2013, we provided deferred tax liabilities of approximately $4.0 million attributable to taxable temporary differences from those unremitted earnings and the intended repatriation of proceeds earned on the sale. We have not provided income taxes on our equity of undistributed earnings of our other foreign subsidiaries or affiliates since our intention remains that such earnings will be permanently reinvested.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $1,774.7 million and $1,057.0 million and the carrying amount is $1,714.2 million and $964.4 million as of September 30, 2013 and December 31, 2012, respectively.
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
We recognize all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in AOCI changes in the fair value of derivatives that are designated as and meet all the required criteria for a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast, we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges.
As of September 30, 2013, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $4.5 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2014. At September 30, 2013, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $468.7 million.
As of September 30, 2013, we had current open commodity contracts in AOCI in a net after tax loss position of $0.8 million designated as cash flow hedges of underlying forecasted purchases, primarily related to natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2014. At September 30, 2013, we had 6.2 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $5.3 million of net losses after-tax, representing both open foreign currency exchange contracts and commodity contracts, approximately $4.2 million of these losses would be realized in earnings during the twelve months ending September 30, 2014 and $1.1 million of net losses will be realized subsequent to September 30, 2014, if spot rates in the future are consistent with forward rates as of September 30, 2013. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

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

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $873.0 million at September 30, 2013. We held an immaterial amount of bushels, in aggregate notional volume of outstanding soybean contracts, to hedge outstanding barter contracts at September 30, 2013.

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$5.3	$0.7	$6.0	$(5.9)	$0.1
Energy contracts	0.2	—	0.2	(0.2)	—
Other contracts	0.1	—	0.1	—	0.1
Total derivative assets (1)	$5.6	$0.7	$6.3	$(6.1)	$0.2

Foreign exchange contracts	$(12.1)	$(4.5)	$(16.6)	$5.9	$(10.7)
Energy contracts	(1.6)	—	(1.6)	0.2	(1.4)
Total derivative liabilities (2)	$(13.7)	$(4.5)	$(18.2)	$6.1	$(12.1)

Net derivative assets/(liabilities)	$(8.1)	$(3.8)	$(11.9)	$—	$(11.9)

	December 31, 2012
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$5.7	$—	$5.7	$(4.2)	$1.5
Energy contracts	0.2	—	0.2	(0.2)	—
Other contracts	0.2	—	0.2	—	0.2
Total derivative assets (1)	$6.1	$—	$6.1	$(4.4)	$1.7

Foreign exchange contracts	$(4.7)	$(1.9)	$(6.6)	$4.2	$(2.4)
Energy contracts	(1.7)	—	(1.7)	0.2	(1.5)
Total derivative liabilities (2)	$(6.4)	$(1.9)	$(8.3)	$4.4	$(3.9)

Net derivative assets/(liabilities)	$(0.3)	$(1.9)	$(2.2)	$—	$(2.2)
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

The tables below summarizes the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments for the three and nine months ended September 30, 2013 and 2012.

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended September 30
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Unrealized hedging gains (losses) and other, net of tax	$(0.9)	$(0.1)	$—	$1.2	$—	$—	$(0.9)	$1.1
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion	0.8	1.0	0.3	1.4	0.2	0.1	1.3	2.5
Ineffective portion	(0.1)	0.1	—	—	—	—	(0.1)	0.1
Total derivative instrument impact on comprehensive income	$(0.2)	$1.0	$0.3	$2.6	$0.2	$0.1	$0.3	$3.7

	Nine Months Ended September 30
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2013	2012	2013	2012	2013	2012	2013	2012
Unrealized hedging gains (losses) and other, net of tax	$(4.1)	$1.0	$—	$(0.6)	$—	$—	$(4.1)	$0.4
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion	(1.0)	(1.3)	0.2	5.4	0.1	0.1	(0.7)	4.2
Ineffective portion	(0.2)	—	—	—	—	—	(0.2)	—
Total derivative instrument gain (loss)	$(5.3)	$(0.3)	$0.2	$4.8	$0.1	$0.1	$(5.0)	$4.6
____________________

(1)	See Note 14 for classification of amounts within the condensed consolidated statements of income.

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30		Nine Months Ended September 30
(in Millions)		2013	2012	2013	2012
Foreign exchange contracts	Cost of sales and services	$8.8	$(8.2)	$6.3	$11.1
Total		$8.8	$(8.2)	$6.3	$11.1

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

Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012. During the periods presented there were no transfers between fair-value hierarchy levels.

(in Millions)	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities (1):
Other contracts	$0.1	$—	$0.1	$—
Derivatives – Foreign exchange (1)	0.1	—	0.1	—
Other (2)	33.4	33.4	—	—
Total assets	$33.6	$33.4	$0.2	$—

Liabilities
Derivatives – Commodities (1):
Energy contracts	$1.4	$—	$1.4	$—
Derivatives – Foreign exchange (1)	10.7	—	10.7	—
Acquisition (3)	0.5	—	—	0.5
Other (4)	38.1	38.1	—	—
Total liabilities	$50.7	$38.1	$12.1	$0.5
 ____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classifications on our condensed consolidated balance sheet.

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

(4)
Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts due are included in “Other long-term liabilities” in the condensed consolidated balance sheets.

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

Nonrecurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our condensed consolidated balance sheets during the nine months ended September 30, 2013 and the year ended December 31, 2012.

(in Millions)	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Nine Months Ended September 30, 2013)
Assets
Net assets of discontinued operations held for sale (1)	$237.7	$—	$—	$237.7	$(65.0)
Long-lived assets associated with exit activities (2)	$2.6	$—	$—	$2.6	$(2.0)
Total assets	$240.3	$—	$—	$240.3	$(67.0)

Liabilities
Liabilities associated with exit activities (3)	$—	$—	$—	$—	$(7.7)
Total liabilities	$—	$—	$—	$—	$(7.7)
____________________

(1)
As further discussed in Note 10, we assessed the carrying value of the net assets held for sale of our discontinued FMC Peroxygens segment at September 30, 2013. The charge was recorded in "Discontinued operations, net of income taxes" for the three months ended September 30, 2013. Our evaluation of fair value, less cost to sell included using a combination of preliminary bids received from prospective buyers, discounted cash flow models, and other valuation models, such as

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

comparative transactions and market multiples, to estimate the fair value. The value of "net assets of discontinued operations held for sale" in the table above excludes the accumulated CTA losses of our wholly-owned Spanish subsidiary, Foret, which were included in our fair value less cost to sell evaluation.

(2)
We recorded charges, within our FMC Minerals segment, to write down the value of certain long-lived assets to their fair value related to our Lithium restructuring. A portion of the assets were written down to zero during the first quarter of 2013 as they have no future use and are anticipated to be demolished.

(3)	This amount represents severance liabilities associated with the Lithium restructuring as further described in Note 7.

(in Millions)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2012)
Assets
Long-lived assets to be abandoned (1)	$3.1	$—	$—	$3.1	$(15.9)
Total assets	$3.1	$—	$—	$3.1	$(15.9)

Liabilities
Liabilities associated with exit activities (2)	5.6	—	5.6	—	(5.6)
Total liabilities	$5.6	$—	$5.6	$—	$(5.6)
____________________

(1)
We recorded charges to write down the value of certain long-lived assets to be abandoned within our FMC Agricultural Solutions and FMC Minerals segments to zero and in our discontinued FMC Peroxygens segments to their salvage value of $3.1 million, respectively. These long-lived assets have no future use and are anticipated to be demolished. The loss noted in the above table represents the accelerated depreciation of these assets recorded during the period.

(2)	This amount represents severance liabilities associated with the Zeolites shutdown within our discontinued FMC Peroxygens segment.

Note 18: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at September 30, 2013:

(in Millions)
Guarantees:
Guarantees of vendor financing	$21.3
Foreign equity method investment debt guarantees	8.5
Other debt guarantees	17.0
Total	$46.8
We provide guarantees to financial institutions on behalf of certain FMC Agricultural Solutions customers, principally in Brazil and Mexico, for their seasonal borrowing. The total of these guarantees was $21.3 million and $31.4 million at September 30, 2013 and December 31, 2012, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”. The change in the guarantees is generally due to the seasonality of the FMC Agricultural Solutions business.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

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
Contingencies

Competition / antitrust litigation related to the discontinued FMC Peroxygens segment. We are subject to actions brought by private plaintiffs relating to alleged violations of European and Canadian competition and antitrust laws, as further described below.
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

Note 19: Segment Information
In April 2013, we made the decision to simplify our organizational structure to focus on three core business segments. The new segments better reflect the markets where we participate and lead today, and where we expect to grow in the future. As a result of this decision the following changes were made:

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

•
Finally, our Peroxygens and related Environmental Solutions product lines became a standalone reporting segment called FMC Peroxygens. During the second quarter of 2013 we began the process of marketing the segment for sale. In July 2013, we classified the FMC Peroxygens segment as a discontinued operation and asset held for sale. For more information on this presentation change see Note 10.

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
We have recast the data below to reflect the above changes in our reportable segments to conform to the current year presentation and to present FMC Peroxygens segment as a discontinued operation retrospectively for all periods presented.

FMC CORPORATION AND CONSOLIDATED SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (unaudited)—(Continued)

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenue
FMC Agricultural Solutions	$530.2	$423.6	$1,468.0	$1,271.4
FMC Health and Nutrition	190.4	173.7	572.2	512.7
FMC Minerals	237.8	224.6	706.8	710.3
Eliminations	(1.0)	—	(2.9)	—
Total	$957.4	$821.9	$2,744.1	$2,494.4
Income from continuing operations before income taxes
FMC Agricultural Solutions	$114.2	$100.9	$402.2	$343.7
FMC Health and Nutrition	41.1	40.3	129.1	126.0
FMC Minerals	27.7	34.6	92.1	127.1
Eliminations	(0.1)	0.1	(0.3)	0.1
Segment operating profit	182.9	175.9	623.1	596.9
Corporate and other	(20.1)	(16.2)	(60.2)	(56.6)
Operating profit before the items listed below	162.8	159.7	562.9	540.3
Restructuring and other (charges) income (1)	(32.1)	(5.5)	(47.3)	(9.1)
Interest expense, net	(9.8)	(9.8)	(31.4)	(30.3)
Non-operating pension and postretirement (charges) income (2)	(5.7)	(8.1)	(30.0)	(26.3)
Acquisition related charges (3)	(6.7)	(0.6)	(6.7)	(7.2)
Provision for income taxes	(32.0)	(29.9)	(113.1)	(113.2)
Discontinued operations, net of income taxes	(56.6)	(11.2)	(58.3)	(24.7)
Net income attributable to noncontrolling interests	$(2.0)	$(4.6)	$(9.3)	$(15.5)
Net income attributable to FMC stockholders	$17.9	$90.0	$266.8	$314.0
_________________________________________

(1)
See Note 7 for details of restructuring and other charges (income). Amounts for the three months ended September 30, 2013, relate to FMC Agricultural Solutions of $30.7 million, FMC Health and Nutrition of $0.1 million, FMC Minerals of $0.3 million and Corporate of $1.0 million. Amounts for the three months ended September 30, 2012, relate to FMC Agricultural Solutions of $4.4 million, FMC Health and Nutrition of $0.1 million and Corporate of $1.0 million. Amounts for the nine months ended September 30, 2013, related to FMC Agricultural Solutions of $32.6 million, FMC Health and Nutrition of $0.8 million, FMC Minerals of $9.6 million and Corporate of $4.3 million. Amounts for the nine months ended September 30, 2012, related to FMC Agricultural Solutions of $6.1 million, FMC Health and Nutrition of $0.3 million, FMC Minerals of $(0.3) million and Corporate $3.0 million.

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

(3)
Charges related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and certain professional fees associated the completion of acquisitions. Charges for the three and nine months ended September 30, 2013, represented amortization of inventory fair value step-up of $2.1 million and certain professional fees of $4.6 million associated with the completion of our Epax acquisition within our FMC Health and Nutrition segment. The charges for the three and nine month periods ended September 30, 2012, representing amortization of inventory fair value step-up relate to a number of acquisitions completed in 2011 and in the second quarter of 2012. On the condensed consolidated statements of income, the charges associated with inventory fair value step-up are included in “Costs of sales and services” and fees associated with concluding the acquisitions are included in "Selling, general and administrative expenses".

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

OVERVIEW

We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: FMC Agricultural Solutions, FMC Health and Nutrition and FMC Minerals. Our FMC Agricultural Solutions segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides and fungicides – with particular strength in insecticides and herbicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as pest control in non-agricultural markets. The FMC Health and Nutrition segment focuses on food ingredients that are used to enhance texture, color, structure and physical stability, pharmaceutical additives for binding, encapsulation and disintegrant applications and ultrapure biopolymers for medical devices. Our FMC Minerals segment manufactures a wide range of inorganic materials including soda ash and lithium. Soda ash is utilized in markets such as glass and detergents and lithium utilized in energy storage, specialty polymers and pharmaceutical synthesis in industrial uses.
Beginning with the third quarter 2013 our FMC Peroxygens segment has been accounted for as a discontinued operation. Prior period information has been recasted. For additional information on discontinued operations, refer to Note 10 in our notes to the condensed consolidated financial statements within this Form 10-Q.

Third Quarter 2013 Highlights

The following are the more significant developments in our businesses during the three months ended September 30, 2013:

•
Revenue of $957.4 million for the three months ended September 30, 2013 increased $135.5 million or 16 percent versus the same period last year. Revenue increases are associated with sales growth in all segments. A more detailed review of revenues by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in Latin America increased by 29 percent, sales in North America were up 11 percent, sales in Asia were up six percent and sales in Europe, Middle East and Africa increased by eight percent.

•
Our gross margin, excluding acquisition related charges, increased by approximately $8 million or approximately three percent to $306.5 million versus last year's third quarter driven by higher volumes and pricing primarily in our FMC Agricultural Solutions segment partially offset by unfavorable foreign currency impacts. Gross margin percent of 32 percent declined from 36 percent, primarily as a result of unfavorable geographic mix of sales in FMC Agricultural Solutions and the aforementioned unfavorable currency impacts.

•
Selling, general and administrative expenses, excluding non-operating pension and postretirement charges and acquisition/divestiture related charges, increased by approximately $4 million or four percent to $114.6 million. The increase period over period is largely due to increased spending on targeted growth initiatives to meet the growth in our business. The majority of these increases were experienced in our FMC Agricultural Solutions segment.

•	Research and Development expenses of $29.0 million increased $0.9 million or three percent.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $110.2 million increased $3.1 million or three percent primarily due to higher operating results in FMC Agricultural Solutions, slightly offset by a higher effective tax rate. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

•
In July 2013, we acquired Epax Nutra Holding III AS and Epax UK Holding III AS (together, “Epax”). Epax is a global supplier of fish-based omega-3 EPA/DHA fatty acid concentrates. Epax will be integrated into our newly formed FMC Health and Nutrition segment from the acquisition date. The acquisition of Epax is an important step in fulfilling our strategic intent to broaden our product and customer base within our Health and Nutrition segment.

•
In August 2013,  we concluded a licensing agreement with Belchim Crop Protection for access to valifenalate, a fungicide which will be introduced into our Agricultural Solutions segment. Our rights are exclusive for use in mixtures in the Americas as well as select countries in Asia. The product is already registered and sold in certain countries in Latin America, and we plan to register in many other countries in our territory.

•
In late September and early October 2013, we entered into two separate transactions that together provide our Agricultural Solutions segment with a strong foundation for developing, manufacturing and marketing biologically-based products to enhance yields and respond to evolving pest pressures and resistance. Namely, we acquired the assets of the Center for Agricultural and Environmental Biosolutions (CAEB), based in Research Triangle Park, NC, including CAEB’s robust library of microorganisms and a pipeline of biological products in various stages of development. Further, in October 2013, we entered into an exclusive collaboration with Chr. Hansen A/S, a leading global biosciences company with expertise in screening, fermentation, and scale up of microbially-based products.   Together with Agricultural Solutions’

existing capabilities, we believe these transactions establish FMC as an industry leader in the growing market for biologically-based agricultural products.

RESULTS OF OPERATIONS
Overview
The following presents a reconciliation of our segment operating profit to the net income attributable to FMC stockholders as seen through the eyes of our management. For management purposes, we report the operating performance of each of our business segments based on earnings before interest and income taxes excluding corporate expenses, other income (expense), net and corporate special income/(charges).

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenue
FMC Agricultural Solutions	$530.2	$423.6	$1,468.0	$1,271.4
FMC Health and Nutrition	190.4	173.7	572.2	512.7
FMC Minerals	237.8	224.6	706.8	710.3
Eliminations	(1.0)	—	(2.9)	—
Total	$957.4	$821.9	$2,744.1	$2,494.4
Income (loss) from continuing operations before income taxes
FMC Agricultural Solutions	$114.2	$100.9	$402.2	$343.7
FMC Health and Nutrition	41.1	40.3	129.1	126.0
FMC Minerals	27.7	34.6	92.1	127.1
Eliminations	(0.1)	0.1	(0.3)	0.1
Segment operating profit	182.9	175.9	$623.1	$596.9
Corporate and other	(20.1)	(16.2)	(60.2)	(56.6)
Operating profit before the items listed below	162.8	159.7	562.9	540.3

Interest expense, net	(9.8)	(9.8)	(31.4)	(30.3)
Corporate special (charges) income:
Restructuring and other (charges) income	(32.1)	(5.5)	(47.3)	(9.1)
Non-operating pension and postretirement charges (1)	(5.7)	(8.1)	(30.0)	(26.3)
Acquisition related charges (2)	(6.7)	(0.6)	(6.7)	(7.2)
Provision for income taxes	(32.0)	(29.9)	(113.1)	(113.2)
Discontinued operations, net of income taxes	(56.6)	(11.2)	(58.3)	(24.7)
Net income attributable to noncontrolling interests	(2.0)	(4.6)	(9.3)	(15.5)
Net income attributable to FMC stockholders	$17.9	$90.0	$266.8	$314.0
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

(2)
Charges related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and costs incurred associated the completion of acquisitions. Charges for the three and nine months ended September 30, 2013, represented amortization of inventory fair value step-up and professional fees associated with the completion of our Epax acquisition within our FMC Health and Nutrition segment. The charges for the three and nine month periods ended September 30, 2012 relate to a number of acquisitions completed in 2011 and in the second quarter of 2012. On the condensed consolidated statements of income, the charges associated with inventory fair value step-up are included in “Costs of sales and services” and fees associated with concluding the acquisitions are included in "Selling, general and administrative expenses".

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

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Net income attributable to FMC stockholders (GAAP)	$17.9	$90.0	$266.8	$314.0
Corporate special charges (income), pre-tax	44.5	14.2	84.0	42.6
Income tax expense (benefit) on Corporate special charges (income)	(16.2)	(5.3)	(31.1)	(15.9)
Corporate special charges (income), net of income taxes	28.3	8.9	52.9	26.7
Discontinued operations, net of income taxes	56.6	11.2	58.3	24.7
Tax adjustments	7.4	(3.0)	9.1	(1.9)
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$110.2	$107.1	$387.1	$363.5
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
Information about how some of these items relate to our businesses at the segment level is discussed in Note 19 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 19 of our consolidated financial statements in our 2012 Form 10-K.
In April 2013, we made the decision to simplify our organizational structure to focus on three core business segments. The new segments better reflect the markets where we participate and lead today, and where we expect to grow in the future. Also, beginning in the third quarter of 2013, our FMC Peroxygens segment has been accounted for as a discontinued operation.
For more information on these presentation changes see Notes 10 and 19 to our condensed consolidated financial statements included within this Form 10-Q.
The Segment Results as discussed below for all periods presented have been updated to reflect the presentation change and reporting of FMC Peroxygens as a discontinued operation.

FMC Agricultural Solutions

($ in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenue	$530.2	$423.6	1,468.0	1,271.4
Operating Profit	114.2	100.9	402.2	343.7

Three Months Ended September 30, 2013 vs. 2012
Revenue of $530.2 million increased approximately 25 percent versus the prior year quarter due to sales growth in Latin America, North America and Asia offset by declines in Europe/Middle East/Africa ("EMEA").
Latin America sales of $359.3 million increased 34 percent due primarily to Brazil reflecting strong market conditions, increased planted area for key crops, volume growth in herbicide and insecticide sales for soybeans and growth from new and recently introduced product. North America sales of $67.5 million increased 22 percent driven by strong demand for herbicides partially offset by weaker pest pressures compared to last year that reduced rescue insecticide demand. Revenue in Asia of $75.2 million increased 13 percent reflecting sales growth in Australia, India, China and Thailand markets. EMEA declined 17 percent to $28.2 million primarily due to lower insecticide sales.
FMC Agricultural Solutions' operating profit of $114.2 million increased approximately 13 percent compared to the year-ago quarter, reflecting the sales growth described in the preceding paragraph, impacted by geographic mix and unfavorable currency impact. Selling, general and administrative costs were approximately $3 million higher compared to the prior year due to increased spending on growth initiatives and higher people-related costs.
Nine Months Ended September 30, 2013 vs. 2012
Revenue of $1,468.0 million increased approximately 15 percent versus the prior year period due to sales growth in North America, Latin America and Asia, partially offset by declines in EMEA.
Sales in Latin America of $698.6 million increased 14 percent driven by Brazil volume growth in herbicide and insecticide sales for soybeans, including growth from new and recently launched product. Sales in North America of $426.8 million increased 30 percent driven by strong demand for pre-emergent herbicides and at-plant insecticides as well as growth from new product introductions. Revenue in Asia of $234.3 million increased 14 percent reflecting sales growth in China, Indonesia, Australia and a number of other key countries. EMEA declined 13 percent to $108.3 million primarily due to unfavorable weather conditions and lower insecticide sales.
FMC Agricultural Solutions' operating profit of $402.2 million increased approximately 17 percent compared to the year-ago period, reflecting the sales growth described in the preceding paragraph, a favorable geographic/product mix and selected price increases. Selling, general and administrative costs were approximately $5 million higher compared to the prior year due to increased spending on growth initiatives and higher people-related costs.
In 2013, we expect full-year revenue percentage growth in the high-teens reflecting increased volumes due to strong market conditions and growth from new and recently introduced products, including new fungicides, as well as our direct market access initiatives in Asia and Latin America. We expect full-year segment operating profit to grow in the mid- to high-teens percentage, driven by sales gains partially offset by increased selling, general and administrative and research and development spending to support growth.
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
We intend to defend vigorously all our products in the U.S., EU and other countries as our pesticide products are reviewed in the ordinary course of regulatory programs during 2013 as part of the ongoing cycle of re-registration of our pesticide products around the world. In September 2013, the Brazilian health surveillance agency informed us that they intend to review carbofuran along with six other major pesticides during 2013-14, but has yet to issue any formal announcement that identifies its specific concerns or preliminary position on re-registration. We are cooperating and defending our product in this process. Under the Brazilian regulatory process, any recommendation would require public notice and comment as well as concurrence from the Brazilian environmental and agricultural ministries before any regulatory change is effective. Thus, we do not expect any material sales impact due to regulatory reviews in Brazil during 2013.
FMC Health and Nutrition

($ in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenue	$190.4	$173.7	572.2	512.7
Operating Profit	41.1	40.3	129.1	126.0
Three Months Ended September 30, 2013 vs. 2012
Revenue was $190.4 million, an increase of approximately 10 percent versus the prior-year quarter. Revenue from acquisitions increased sales by approximately eight percent while favorable pricing and currency impacts increased sales by one percent, respectively.
Segment operating profit of $41.1 million increased two percent versus the year ago quarter as revenue growth was slightly offset by acquisition-related start up expenses, increased raw material costs, primarily seaweed, and costs to improve our manufacturing capabilities which we refer to as Manufacturing Excellence.
Nine Months Ended September 30, 2013 vs. 2012
Revenue was $572.2 million, an increase of approximately 12 percent versus the prior-year period. This increase was due to volume increases of four percent in core product lines, revenue from acquisitions which increased sales by five percent and favorable pricing and foreign currency impacts which increased sales by two and one percent, respectively.
Segment operating profit of $129.1 million increased by two percent versus the prior year period as revenue growth was partially offset by acquisition related costs, increased raw material costs and Manufacturing Excellence costs. Selling, general and administrative costs also increased approximately $1.9 million compared to the prior year due to increased spending on growth initiatives.
In 2013, we expect full-year revenue to be up mid-teens percent driven by higher volumes and contributions from acquisitions. Full-year segment operating profit are expected to grow in high single digits percent with sales gains in core segment product lines and benefits from the Epax acquisition partially offset by acquisition-related and Manufacturing Excellence costs.
FMC Minerals

($ in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenue	$237.8	$224.6	$706.8	$710.3
Operating Profit	27.7	34.6	92.1	127.1
Three Months Ended September 30, 2013 vs. 2012
Revenue of $237.8 million increased by approximately six percent versus the prior-year quarter. Volume gains in both Alkali and Lithium were partially offset by unfavorable pricing in our Alkali division.
Alkali revenues of $181.2 million increased five percent as lower average export prices, particularly in Asia were more than offset by higher overall volumes.
Lithium revenues of $56.6 million increased eight percent compared to the prior year quarter. Increased volumes contributed six percent and favorable pricing added two percent to sales growth.

Segment operating profit of $27.7 million decreased approximately 20 percent versus the year ago quarter. Operating profit was impacted by lower average export pricing, one-time production factors, and a scheduled maintenance shutdown partially by higher global soda ash sales volumes. Selling, general and administrative costs also increased approximately $1 million compared to the prior year.
Nine Months Ended September 30, 2013 vs. 2012
Revenue of $706.8 million, was essentially flat period over period. Unfavorable pricing in Alkali and volume declines in our Lithium division negatively impacted sales by four percent and two percent, respectively. These declines were offset by increased volumes and higher freight billings in Alkali which favorably impacted sales by four and two percent.
Alkali revenues of $555.1 million increased two percent over the prior year due to higher freight billings, while volume gains of five percent were completely offset by reduced pricing.
Lithium revenues of $151.7 million decreased eight percent compared to the prior year. Lithium experienced reduced volumes earlier in the year which impacted revenue by 10 percent. These volume declines were partially offset by favorable pricing and mix impacting sales by two percent. The lower volumes were due to production constraints, the effects of recent labor disputes in Chilean ports and the impact of snow blocking the Jama Pass between Argentina and Chile which provides critical access to and from Chilean ports.
Segment operating profit of $92.1 million decreased approximately 28 percent versus the prior year. The decrease is consistent with that of the three months ended September 30, 2013 noted above, which was primarily due to lower average export pricing. Selling, general and administrative costs also decreased approximately $4 million compared to the prior year due to the benefits of restructuring activities within our Lithium division.
In 2013, we expect full-year revenue percentage growth flat to up low-single percent driven primarily by volumes and higher prices in soda ash in the second half of the year as well as Lithium operational improvements in the fourth quarter. We expect full-year segment operating profit to decline by low to mid-20 percent, reflecting Lithium margin improvements offset by one-time Alkali operational challenges and lower average export soda ash prices.
Other Results of Operations
Corporate and other
Corporate and other expenses are included as a component of the line item “Selling, general and administrative expenses” except for LIFO related charges that are included as a component of "Cost of sales and services" on our condensed consolidated statements of income.
Three Months Ended September 30, 2013 vs. 2012
Corporate and other expenses of $20.1 million in the third quarter of 2013 increased by $3.9 million from $16.2 million in the same period in 2012. The increase period over period is due to increased costs to support growth initiatives within our businesses including a transformation of our finance organization. This transformation is similar to past initiatives to improve our organization.
Nine Months Ended September 30, 2013 vs. 2012
Corporate and other expenses of $60.2 million in the nine months of 2013 increased slightly from $56.6 million in the same period in 2012. The increase period over period is consistent with the three months ended September 30, 2013 noted above.
Interest expense, net
Three Months Ended September 30, 2013 vs. 2012
Interest expense, net for the third quarter of 2013 was $9.8 million as compared to the third quarter of 2012 of $9.8 million.
Nine Months Ended September 30, 2013 vs. 2012
Interest expense, net for the nine months ended September 30, 2013 was $31.4 million as compared to $30.3 million in 2012.

Corporate special (charges) income
Three Months Ended September 30, 2013 vs. 2012
Restructuring and other charges (income)
These charges totaled $32.1 million in the third quarter of 2013 compared to $5.5 million in the third quarter of 2012. Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income). See the table and further discussion regarding our restructuring and other charges (income) in Note 7 to our condensed consolidated financial statements included in this Form 10-Q. Restructuring and asset disposal charges in 2013 of $0.5 million were primarily associated with the announced Lithium restructuring. Other charges (income) net in 2013 of $31.6 million primarily related to charges associated with collaboration and license agreements entered into by our FMC Agricultural Solutions segment for the purpose of obtaining certain technology and intellectual property rights relating to new compounds still under development. The rights and technology obtained is referred to as in-process research and development and in accordance with GAAP, the amounts paid were expensed as incurred since they were acquired outside of a business combination.
Restructuring and asset disposal charges in 2012 of $0.1 million were primarily associated with continuing charges related to facility restructurings and shutdowns which were announced in years prior to 2012. Other charges (income) net in 2012 of $5.4 million were primarily related to charges associated with collaboration and license agreements entered into by our FMC Agricultural Solutions segment for the purpose of obtaining certain technology and intellectual property rights relating to new compounds still under development.
The liabilities associated with the restructuring charges listed above are also included within Note 7 to our condensed consolidated financial statements included in this Form 10-Q. We believe the restructuring plans implemented are on schedule and the benefits and savings either have been or will be achieved.
Non-operating pension and postretirement charges
The charge for the three months ended September 30, 2013 was $5.7 million compared to $8.1 million for the three months ended September 30, 2012. The decrease was primarily the result of lower amortization of actuarial losses of $7.5 million attributable to a lengthening of the average remaining service period used for amortization purposes as a result of a completed actuarial study indicating overall decreases in retirement and termination activity. Lower interest costs associated with decreases in rates amounted to approximately $2.0 million of the decrease as well. Offsetting these decreases was a settlement charge of $7.1 million associated with the acceleration of previously deferred actuarial losses triggered by lump-sum payouts to former executives.  These expenses are included as a component of the line item “Selling, general and administrative expenses” on our condensed consolidated statements of income.
Acquisition related charges
Charges related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and certain professional fees associated the completion of acquisitions. Charges for the three and nine months ended September 30, 2013, represented amortization of inventory fair value step-up of $2.1 million and certain professional fees of $4.6 million associated with the completion of our Epax acquisition within our FMC Health and Nutrition segment. The charges for the three and nine month periods ended September 30, 2012, representing amortization of inventory fair value step-up relate to a number of acquisitions completed in 2011 and in the second quarter of 2012. On the condensed consolidated statements of income, the charges associated with inventory fair value step-up are included in “Costs of sales and services” and fees associated with concluding the acquisitions are included in "Selling, general and administrative expenses".
Nine Months Ended September 30, 2013 vs. 2012
Restructuring and other charges (income)
These charges totaled $47.3 million in the nine months ended September 30, 2013 compared to $9.1 million in 2012. Restructuring and asset disposal charges in 2013 of $12.2 million were primarily associated with the announced Lithium restructuring. Other charges (income) net in 2013 of $35.1 million were primarily related the items associated with the three months ended September 30, 2013, as discussed previously.
Restructuring and asset disposal charges in 2012 of $1.8 million were primarily associated with continuing charges related to facility restructurings and shutdowns which were announced in years prior to 2012. Other charges (income) net in 2012 of $7.3 million were primarily related the items associated with the three months ended September 30, 2013, as discussed previously.

Non-operating pension and postretirement charges
The charge for the nine months ended September 30, 2013 was $30.0 million compared to $26.3 million for the nine months ended September 30, 2012. The increase in charges were primarily the result of a settlement charge of $7.1 million, partially offset by lower interest costs of $4.5 million.
Acquisition/divestiture related charges
Charges for the nine months ended September 30, 2013 of $6.7 million related to the items noted within the preceding three months ended September 30, 2013 discussion. Charges for the nine months ended September 30, 2012 of $7.2 million related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting associated with acquisitions completed prior to 2012.
Provision for income taxes
Three Months Ended September 30, 2013 vs. 2012
Provision for income taxes was $32.0 million resulting in an effective tax rate of 29.5 percent compared to a provision of $29.9 million resulting in an effective tax rate of 22.0 percent for the three months ended September 30, 2013 and 2012, respectively. The increase in the effective tax rate was primarily impacted by the mix of income among subsidiaries and tax charges associated with the expected sale of our discontinued FMC Peroxygens segment. See Note 16 to our condensed consolidated financial statements included in this Form 10-Q for more information.
Nine Months Ended September 30, 2013 vs. 2012
Provision for income taxes was $113.1 million resulting in an effective tax rate of 25.3 percent compared to a provision of $113.2 million resulting in an effective tax rate of 24.2 percent for the nine months ended September 30, 2013 and 2012, respectively. The change period over period was impacted by the items described in the three months ended September 30, 2013, as discussed in the previous paragraph.
Discontinued operations, net of income taxes
Our discontinued operations represent our discontinued FMC Peroxygens segment results as well as adjustments to retained liabilities from previous discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Three Months Ended September 30, 2013 vs. 2012
Discontinued operations, net of income taxes represented a loss of $56.6 million for the three months ended September 30, 2013, compared to a charge of $11.2 million for the three months ended September 30, 2012. The increase was a result of a charge of $65.0 million ($50.8 million after tax) associated with our discontinued FMC Peroxygens segment. For more information on our discontinued operations, net of income taxes see Note 10 to our condensed consolidated financial statements included in this Form 10-Q.
Nine Months Ended September 30, 2013 vs. 2012
Discontinued operations, net of income taxes represented a loss of $58.3 million for the nine months ended September 30, 2013, compared to a charge of $24.7 million for the nine months ended September 30, 2012. The increase was a result of a charge of $65.0 million ($50.8 million after tax) associated with our discontinued FMC Peroxygens segment, partially offset by 2012 restructuring activity in Spain.  For more information on our discontinued operations, net of income taxes see Note 10 to our condensed consolidated financial statements included in this Form 10-Q.
Net income attributable to FMC stockholders
Three Months Ended September 30, 2013 vs. 2012
Net income attributable to FMC stockholders decreased to $17.9 million for the three months ended September 30, 2013, from $90.0 million for the three months ended September 30, 2012. The decrease was primarily due to charges recorded to discontinued operations associated with our discontinued FMC Peroxygens segment during the current quarter, higher restructuring and other charges and corporate and other expenses. Partially offsetting these costs are higher operating profits in FMC Agricultural Solutions.

Nine Months Ended September 30, 2013 vs. 2012
Net income attributable to FMC stockholders decreased to $266.8 million for the nine months ended September 30, 2013, from $314.0 million for the nine months ended September 30, 2012. The decrease was primarily due to charges recorded to discontinued operations associated with our discontinued FMC Peroxygens segment during the third quarter 2013. This decrease was partially offset by higher operating profits in FMC Agricultural Solutions.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at September 30, 2013 and December 31, 2012, were $109.6 million and $77.1 million, respectively. Of the cash and cash equivalents balance at September 30, 2013, $90.7 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of the majority of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings. However, in the third quarter of 2013, we changed our assertion on the portion of our foreign subsidiaries unremitted earnings that we intend to repatriate upon the sale of our discontinued FMC Peroxygens segment and have recorded the taxes that would be payable upon such repatriation. In the event that additional funds from our foreign subsidiaries are repatriated to the U.S., we would be required to accrue and pay U.S. taxes on those amounts.
In June 2013, we commenced a $1.5 billion commercial paper program supported by our credit facility. This program allows the Company to borrow at rates generally more favorable that those available under our credit facility. The Company has used proceeds from the commercial paper program for general corporate purposes. At September 30, 2013, the average effective interest rate on these borrowings was 0.35%.
On August 5, 2013, we entered into an Amendment and Consent No. 1 (the "Amendment") to our credit agreement, dated as of August 5, 2011. The Amendment, among other things, extended the termination date of the credit facility to August 5, 2017 from August 5, 2016.
At September 30, 2013, we had total debt of $1,714.2 million as compared to $964.4 million at December 31, 2012. The increase was primarily associated with higher borrowings under our commercial paper program to support strategic growth opportunities and working capital requirements. Total debt included $771.8 million and $908.8 million of long-term debt (excluding current portions of $23.3 million and $5.7 million) at September 30, 2013 and December 31, 2012, respectively. Short-term debt, which consists primarily of borrowings under our commercial paper program, increased from $49.9 million at December 31, 2012 to $919.1 million at September 30, 2013.

Statement of Cash Flows
Cash provided (required) by operating activities was $380.6 million and $368.9 million for the nine months ended September 30, 2013 and 2012, respectively.
The table below presents the components of net cash provided (required) by operating activities.

(in Millions)	Nine Months Ended September 30
	2013	2012
Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$479.4	$498.0
Significant non-cash expenses (1)	154.1	142.1
Operating income before non-cash expenses (Non-GAAP)	633.5	640.1

Change in trade receivables (2)	(93.9)	(82.6)
Change in inventories (3)	(14.0)	(143.9)
Change in accounts payable	0.6	3.7
Change in accrued rebates (4)	194.8	163.3
Change in advance payments from customers (5)	(122.1)	(66.6)
Change in all other operating assets and liabilities (6)	18.7	(5.2)
Restructuring and other spending (7)	(8.8)	(0.6)
Environmental spending, continuing, net of recoveries (8)	(4.3)	(4.3)
Pension and other postretirement benefit contributions (9)	(63.1)	(72.7)
Cash basis operating income (Non-GAAP)	541.4	431.2

Interest payments	(29.5)	(24.9)
Tax payments	(124.6)	(30.0)
Excess tax benefits from share-based compensation	(6.7)	(7.4)

Cash provided (required) by operating activities	$380.6	$368.9
____________________

(1)	Represents the sum of depreciation, amortization, non-cash asset write downs, share-based compensation, and pension charges.

(2)
Overall, the use of cash for trade receivables is primarily due to revenue increases, particularly for Agricultural Solutions' sales in Brazil where terms are significantly longer than the rest of our businesses. Amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks.

(3)
The change in inventory from 2012 to 2013 was due to timing of inventory build in our FMC Agricultural Solutions segment to satisfy 2013 season demand. The majority of the build to satisfy the 2013 demand occurred in the latter of 2012. Higher sales also contributed to the change year over year.

(4)
These rebates are associated with our FMC Agricultural Solutions segment, primarily in North America and Brazil and generally settle in the fourth quarter of each year. The increase from 2012 to 2013 is primarily associated with the increased sales for FMC Agricultural Solutions in North America.

(5)
The advance payments from customers represent advances from our FMC Agricultural Solutions segment customers. The use of cash for each year presented is consistent with our sales increases year over each year. We received substantial increases in advance payments from customers at the end of 2012 related to 2013 season compared to the prior period.

(6)	Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities.

(7)	See Note 7 in our condensed consolidated financial statements included in this Form 10-Q for further details.

(8)
Included in our income for both periods presented are environmental charges of $3.0 million, respectively, for environmental remediation at our operating sites. The amounts in 2013 will be spent in periods beyond third quarter 2013. The amounts in this row represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(9)	Amounts include voluntary contributions to our U.S. defined benefit plan of $40.0 million and $65.0 million, respectively.
Cash required by operating activities of discontinued operations was $31.4 million and $36.3 million for the nine months ended September 30, 2013 and 2012, respectively.
Both periods include our discontinued FMC Peroxygens segment which required cash of $5.2 million in 2013 compared to an inflow of cash of $2.2 million in the prior years. This change was due to reduced operating income period over period. Additionally, cash required by operating activities of discontinued operations includes a $13.9 million insurance recovery received during the second quarter of 2013, which did not occur in 2012. This recovery partially offset higher environmental spending related to discontinued operations during the nine months ended September 30, 2013, compared to the prior year period.
Cash required by investing activities of continuing operations was $555.3 million and $251.3 million for the nine months ended September 30, 2013 and 2012, respectively.
The increase in spending during the nine months ended September 30, 2013, as compared to the same period in 2012 was primarily due to the Epax acquisition completed in third quarter of 2013 and higher spending on capital expenditures compared to 2012 to support growth initiatives.
Cash required by investing activities of discontinued operations was $15.2 million and $19.0 million for the nine months ended September 30, 2013 and 2012, respectively.
The decrease is due to reduced spending associated with capital expenditures.
Cash provided (required) by financing activities was $253.7 million and $(137.1) million for the nine months ended September 30, 2013 and 2012, respectively.
The change in financing activities is primarily due to borrowings under our commercial paper ("CP") program which was implemented during the second quarter of 2013. The CP borrowings were partially offset by repayments of borrowings under our committed credit facility, the acquisition of an additional 6.25% ownership interest in our consolidated entity FMC Wyoming and higher dividends paid and share repurchases compared to 2012. See Note 13 in our condensed consolidated financial statements included in this Form 10-Q for further details on the acquisition of additional ownership interest in FMC Wyoming.
Other potential liquidity needs
Our cash needs for 2013 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At September 30, 2013 our remaining borrowing capacity under our credit facility was $530.8 million (which include borrowings under our commercial paper program).
Our discontinued FMC Peroxygens segment is currently held for sale and we believe the sale to be completed within one year.
Projected 2013 capital expenditures as well as expenditures related to contract manufacturers are expected to be approximately 35 percent higher than 2012 levels, primarily to increase capacity in our FMC Health and Nutrition and FMC Minerals segments.
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
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we have made voluntary contributions through September 30, 2013 of $40.0 million. These contributions are in excess of the minimum requirements. We made voluntary contributions of $65 million in 2012. We do not believe that these projected contributions will have a significant negative impact on our current and future liquidity needs. However, any volatility of interest rates or negative equity returns may require greater contributions to the U.S. Plan in the future.

For the nine months ended September 30, 2013 and 2012, we paid $55.6 million and $35.4 million, respectively, in dividends declared in previous periods. On October 17, 2013, we paid dividends totaling $18.1 million to our shareholders of record as of September 30, 2013. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of September 30, 2013.
On April 23, 2013 our Board-authorized the repurchase of up to $500.0 million of our common shares. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. The authorization of April 23, 2013, replaced the previous authority under which $134.9 million was unused.
During the nine months ended September 30, 2013, we repurchased 4,998,843 shares under the publicly announced repurchase program for $309.9 million. At September 30, 2013, $250 million remained unused under our Board-authorized repurchase program.
In July 2013, we entered into an accelerated share repurchase agreement (ASR) and paid $250.0 million to a financial institution for an initial delivery of approximately 3.2 million shares, which reduced the our shares outstanding at July 31, 2013. The repurchse is taking place under our previously announced $500.0 million share repurchase program. The value of the initial shares received on the date of purchase was $200.0 million, reflecting a $63.58 price per share which was recorded as a treasury share purchase for purposes of calculating earnings per share. We recorded the remaining $50.0 million as a forward contract indexed to our common stock in additional paid in capital. Final settlement of the ASR, corresponding to the date we will purchase the remaining $50.0 million of common stock under the ASR, is expected to be completed by year end, but may be completed sooner under certain circumstances. The final number of shares that the company is repurchasing under the ASR, the timing of the final settlement, and the aggregate cost will depend upon prevailing market conditions and the final discounted volume-weighted average share price over the term of the ASR.
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

Contractual Commitments
Information related to our contractual commitments at December 31, 2012 can be found in a table included within Part II, Item 7 of our 2012 Form 10-K. There have been no significant changes to our contractual commitments during the nine months ended September 30, 2013.

Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2012 Form 10-K. There have been no material changes related to climate change from the information reported in our 2012 10-K.

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
At September 30, 2013, our financial instrument position was a net liability of $11.9 million compared to a net liability of $2.2 million at December 31, 2012. The change in the net financial instrument position was primarily due to larger unrealized gains in our commodity and foreign exchange portfolios.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are approximately seven percent of our cost of sales and services and are diversified among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2013 and December 31, 2012, with all other variables (including interest rates) held constant. A 10 percent increase in energy market prices would result in an decrease in the net liability position of $3.0 million at September 30, 2013, compared to a $4.6 million decrease of the net liability position at December 31, 2012. As a result, at September 30, 2013 the net liability position would have become a net asset. A 10 percent decrease in energy market prices would result in a increase of $2.9 million in the net liability position at September 30, 2013, compared to an increase of $4.1 million of the net liability position at December 31, 2012.
Our FMC Agricultural Solutions segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of September 30, 2013 and December 31, 2012 our net financial instrument position was immaterial.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2013 and December 31, 2012, with all other variables (including interest rates) held constant. A 10 percent strengthening of hedged currencies versus our functional currencies would have resulted in an decrease of $16.4 million in the net liability position at September 30, 2013, compared to a decrease of $5.5 million in the net liability position at December 31, 2012. As a result, at September 30, 2013 the net liability position would have become a net asset. A 10 percent weakening of hedged currencies versus our functional currencies would have resulted in an increase of $24.7 million in the net liability position at September 30, 2013, compared to a increase of $4.3 million in the net liability position at December 31, 2012.
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2013 and December 31, 2012, we had no interest rate swap agreements.
Our debt portfolio, at September 30, 2013, is composed of 45 percent fixed-rate debt and 55 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt in our debt portfolio at September 30, 2013, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $7.1 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $2.6 million for the nine months of September 30, 2013.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2013, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of September 30, 2013, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and 2012. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
October 29, 2013

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
Total Q1 2013	1,953,737	$59.57	1,843,200	$109,872,608	$134,938,705
Total Q2 2013	—	$—	—	—	500,000,000
July 1-31, 2013 (1)	3,149,828	63.58	3,145,643	200,000,000	250,000,000
August 1-31, 2013	—	—	—	—	250,000,000
September 1-30, 2013	—	—	—	—	250,000,000
Total Q3 2013	3,149,828	63.58	3,145,643	200,000,000	250,000,000
Total	5,103,565	62.05	4,988,843	309,872,608	250,000,000
____________________

(1)	See below discussion on our accelerated share repurchase program, which reduced the remaining authorized amount by $250.0 million.

During the nine months ended September 30, 2013, we repurchased 4,998,843 shares under the publicly announced repurchase program for $309.9 million. At September 30, 2013, $250.0 million remained unused under our Board-authorized repurchase program.
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
In July 2013 we entered into an accelerated share repurchase agreement (ASR) and paid $250 million to a financial institution for an initial delivery of approximately 3.2 million shares, which reduced the our shares outstanding at July 31, 2013. The repurchse is taking place under our previously announced $500 million share repurchase program. The value of the initial shares received on the date of purchase was $200 million, reflecting a $63.58 price per share which was recorded as a treasury share purchase for purposes of calculating earnings per share. We recorded the remaining $50 million as a forward contract indexed to our common stock in additional paid in capital. Final settlement of the ASR, corresponding to the date we will purchase the remaining $50.0 million of common stock under the ASR, is expected to be completed by year end, but may be completed sooner under certain circumstances. The final number of shares that the company is repurchasing under the ASR, the timing of the final settlement, and the aggregate cost will depend upon prevailing market conditions and the final discounted volume-weighted average share price over the term of the ASR.

ITEM 4.    MINE SAFETY DISCLOSURES
Information regarding mine safety and other regulatory actions at our mine in Green River, Wyoming is included in Exhibit 95 to this Form 10-Q.

ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

10.1
Amendment and Consent No. 1, dated as of August 5, 2013, to the Credit Agreement, dated as of August 5, 2011, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders.

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
Paul W. Graves Executive Vice President and Chief Financial Officer
Date: October 29, 2013

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

Exhibit No.	Exhibit Description
10.1
Amendment and Consent No. 1, dated as of August 5, 2013, to the Credit Agreement, dated as of August 5, 2011, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders.

12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

95	Mine Safety Disclosures

101	Interactive Data File