Form 10-K
period 2013-12-31
FMC CORP
filed 2014-02-18
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-K
_______________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT AS OF JUNE 30, 2013, THE LAST DAY OF THE REGISTRANT’S SECOND FISCAL QUARTER WAS $8,250,312,236. THE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES EXCLUDES THE VALUE OF THOSE SHARES HELD BY EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT.
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	December 31, 2013
Common Stock, par value $0.10 per share	132,885,689

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	FORM 10-K REFERENCE
Portions of Proxy Statement for 2014 Annual Meeting of Stockholders	Part III

FMC Corporation
2013 Form 10-K Annual Report

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
General
We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: FMC Agricultural Solutions, FMC Health and Nutrition and FMC Minerals. Our FMC Agricultural Solutions segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. The FMC Health and Nutrition segment focuses on food, pharmaceutical ingredients, nutraceuticals, personal care and similar markets. Our food ingredients are used to enhance texture, color, structure and physical stability. The pharmaceutical additives are used for binding, encapsulation and disintegrant applications. Our FMC Minerals segment manufactures a wide range of inorganic materials, including soda ash and lithium. Soda ash is utilized in markets such as glass and detergents and lithium is utilized in energy storage, specialty polymers and pharmaceutical synthesis.

Discontinued Operations
FMC Peroxygens divestiture:
In April 2013, the Board of Directors authorized management to pursue the sale of our FMC Peroxygens segment. This segment was classified as a discontinued operation and an asset held for sale beginning with our September 30, 2013 condensed consolidated financial statements filed on Form 10-Q. In December 2013, we signed a definitive agreement to sell FMC Peroxygens and we expect the sale to be completed in the first quarter of 2014.
Results of operations related to our FMC Peroxygens segment have been reclassified as a discontinued operation on a retrospective basis for all years presented. Unless otherwise indicated, the following discussions in this section (Item 1: Business) pertain only to our continuing operations. For additional information see Note 9 "Discontinued Operations" to our consolidated financial statements included in this Form 10-K.

The following table shows the principal products produced by our three business segments and their raw materials and uses:

Segment	Product	Raw Materials	Uses
FMC Agricultural Solutions	Insecticides	Synthetic chemical intermediates
Protection of crops, including cotton, sugarcane, rice, corn, soybeans, cereals, fruits and vegetables from insects and for non-agricultural applications including pest control for home, garden and other specialty markets

	Herbicides	Synthetic chemical intermediates	Protection of crops, including cotton, sugarcane, rice, corn, soybeans, cereals, fruits and vegetables from weed growth and for non-agricultural applications including turf and roadsides
	Fungicides	Synthetic and biological chemical intermediates	Protection of crops, including fruits and vegetables from fungal disease

FMC Health and Nutrition	Microcrystalline Cellulose	Specialty pulp	Drug dry tablet binder and disintegrant, food ingredient
	Carrageenan	Refined seaweed	Food ingredient for thickening and stabilizing, pharmaceutical and nutraceutical encapsulates
	Alginates	Refined seaweed	Food ingredient, pharmaceutical excipient, healthcare and industrial uses
	Natural Colorants	Plant sources, select insect species	Food, pharmaceutical and cosmetics
	Pectin	Citrus fruit peels	Food ingredients for texture and stabilizing

	Omega-3 EPA/DHA	Fish oils	Nutraceutical and pharmaceutical uses.

FMC Minerals	Lithium	Extracted lithium	Batteries, polymers, pharmaceuticals, greases and lubricants, glass and ceramics and other industrial uses
	Soda Ash	Mined trona ore	Glass, chemicals, detergents

With a worldwide manufacturing and distribution infrastructure, we are able to respond rapidly to global customer needs, offset downward economic trends in one region with positive trends in another and match local revenues to local costs to mitigate the impact of currency volatility. The charts below detail our sales and long-lived assets by major geographic region.

Our Strategy
Since 2010, we have invested significant resources and managerial time in the development and implementation of a new strategic plan for FMC. This corporate strategy, which we refer to as Vision 2015, is focused on driving sales and earnings growth while sustaining a return on invested capital well above our cost of capital. This strategy's objective is to achieve a total shareholder return in the top quartile of a broad group of industry peers. Vision 2015 has five key elements:

Growing Leadership Positions. We intend to continue to build and strengthen our market-leading positions by executing a plan that relies primarily on organic growth, complemented by a focused external growth strategy. We benefit from a business portfolio that is exposed to fast-growing end markets and geographic regions. FMC Agricultural Solutions’ organic growth plan focuses on market and product innovations while strengthening market access. FMC Health and Nutrition’s organic focus is primarily on new products and new applications for existing products. FMC Minerals’ focus is on achieving lowest unit cost production of natural commodities. To complement these growth initiatives, our external growth strategy employs a focused, disciplined approach to company, product and technology acquisitions and ventures. We believe this strategy reduces risks inherent in external growth. In FMC Agricultural Solutions, we are focused on acquiring access to new products and technologies, as well as strengthening market access and entering adjacent spaces. FMC Health and Nutrition’s external growth efforts are directed toward product and small company acquisitions that fit or complement existing supply chain competencies and have similar end-market characteristics as the markets in which we already participate. FMC Minerals evaluates acquisitions opportunistically. Across FMC our strategy excludes making large-scale, complex, or transformational acquisitions or adding another business platform to our portfolio through acquisition.
Increasing Our Reach. We intend to bias our growth initiatives toward further strengthening our positions in rapidly developing economies (RDEs). Our growth in Latin America will be largely driven by leveraging FMC Agricultural Solutions’ leadership positions. In Asia, our growth initiatives will be more broad-based, with targeted investments in human, scientific and technological resources across our businesses in the region. In Central and Eastern Europe, Turkey and Russia, we will focus on establishing strong footholds in key countries.
Capturing the Value of Common Ownership. We are moving from a highly decentralized organizational model to one that has both centralized and decentralized qualities. We believe this shift will enable us to better leverage the size and scope of our company to realize cost savings and increase efficiencies yet maintain strong accountability in our business units. Our efforts are focused on such areas as procurement, strategic planning, mergers and acquisitions, communications, global supply chain, RDE infrastructure, human resources and finance.
Proactively Managing our Portfolio. We continually assess the performance of all of our business units, and will take actions as needed should a unit’s performance change. Within our businesses, we continue to evaluate the performance of specific product lines and have taken action where a product line or business has become non-core or economically unsustainable, such as the exit in 2011 of the sodium percarbonate product line, of the zeolites product line in 2012 and the FMC Peroxygens segment divestiture in 2013.
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
Financial Information About Our Business Segments
See Note 20 "Segment Information" to our consolidated financial statements included in this Form 10-K. Also see below for selected financial information related to our segments.

FMC Agricultural Solutions
Financial Information (In Millions)
Overview
Our FMC Agricultural Solutions segment, which represents approximately 55 percent of our 2013 consolidated revenues, operates in the agrochemicals industry. This segment develops, manufactures and sells a portfolio of crop protection, professional pest control and lawn and garden products.

Products and Markets

FMC Agricultural Solutions' portfolio is comprised of three major pesticide categories: insecticides, herbicides and fungicides. The majority our product line consists of insecticides and herbicides, and we have a small but fast-growing portfolio of fungicides mainly used in high value crop segments. Our insecticides are used to control a wide spectrum of pests, while our herbicide portfolio primarily targets a large variety of difficult-to-control weeds.
In October 2013, we announced the formation of a new biological platform created by the combination of an alliance with Chr. Hansen and the acquisition of the Center for Agricultural and Environmental Biosolutions (“CAEB”). Through these transactions, we will combine best-in-class capabilities for scouting, screening and fermentation, and scale up from Chr. Hansen and CAEB with our formulation science, product development and registration experience. We will then exclusively market these products via our global market access positions.

In the Latin American region, which includes the large agricultural market of Brazil, we sell directly to large growers through our own sales and marketing organization, and we access the market through independent distributors. In North America, we access the market through several major national and regional distributors and have our own sales and marketing organization in Canada. We access key Western European markets through a Belgium-based pesticide distribution company, Belchim Crop Protection N.V., in which we have an ownership interest. We also have joint venture arrangements with Nufarm Limited in three countries in Eastern Europe, which allow us to capitalize on growth in this part of Europe. We access key Asian markets either through local independent distributors or our own sales and marketing organizations. Through these and other alliances, along with our own targeted marketing efforts, access to novel technologies and our innovation initiatives, we expect to maintain and enhance our access in key agricultural and non-crop markets and develop new products that will help us continue to compete effectively.
Industry Overview
The three principal categories of agricultural and non-crop chemicals are herbicides, representing approximately half of global industry revenue; insecticides, representing approximately a quarter of global industry revenue; and fungicides, representing most of the remaining portion of global industry revenue.
The agrochemicals industry is relatively consolidated. Leading crop protection companies, Syngenta AG, Bayer AG, Monsanto Company, BASF AG, The Dow Chemical Company and E. I. du Pont de Nemours and Company (DuPont), currently represent approximately 65 percent of the industry’s global sales. The next tier of agrochemical producers include FMC, ADAMA Agricultural Solutions, Ltd., Sumitomo Chemical Company Ltd., Nufarm Ltd., Arysta LifeScience Corp., United Phosphorous Ltd. and Cheminova AS. FMC employs various differentiated strategies and competes through unique technologies focusing on certain crops, markets and geographies, as well as competitive pricing based on low-cost manufacturing positions.
Growth
We plan to grow by obtaining new and approved uses for existing product lines and acquiring, accessing, developing, marketing, distributing and/or selling complementary chemistries and related technologies in order to enhance and expand our product portfolio and our capabilities to effectively service our target markets and customers.
Our growth efforts focus on developing environmentally compatible and sustainable solutions that can effectively increase farmers’ yields and provide cost-effective alternatives to chemistries which may be prone to resistance. We are committed to providing unique, differentiated products to our customers by acquiring and further developing technologies as well as investing in innovation to extend product life cycles. Our external growth efforts include product acquisitions, in-licensing of chemistries and technologies and alliances that strengthen our market access, complement our existing product portfolio or provide entry into adjacent spaces. We have continued to enter into a range of development and distribution agreements with other companies that provide us access to new technologies and products which we can subsequently commercialize.

FMC Health and Nutrition
Financial Information (In Millions)

Overview
Our FMC Health and Nutrition segment, which represents 20 percent of our 2013 consolidated revenues, is focused on high-performance food ingredients, pharmaceutical excipients and with the acquisition of Epax Nutra Holding III AS and Epax UK Holding III AS, (collectively "Epax"), completed in July 2013, omega-3 oils. The majority of FMC Health and Nutrition sales are to customers in non-cyclical end markets. We believe our future growth in this segment will continue to be based on the value-added performance capabilities of these products and our research and development capabilities, as well as on the alliances and close working relationships we have developed with key global customers. The focus and our intent for external growth is to broaden our product line and expand our participation in RDEs through acquisitions, joint ventures, and alliances.

Products and Markets

Our product offerings into the food markets principally provide texture, structure and physical stability ("TSPS") solutions to thicken and stabilize certain food products. Our formulation ingredients serving the pharmaceutical industry function as binders, disintegrants, suspending agents, and control-release compounds for the production of both solid and liquid pharmaceutical products. The majority of our nutraceutical product offerings are high purity omega-3.
FMC Health and Nutrition is a supplier of microcrystalline cellulose ("MCC"), carrageenan, alginates, natural colorants, pectin and omega-3, all naturally derived ingredients that have high value-added applications in the production of food, pharmaceutical, nutraceutical and other specialty consumer products. MCC, processed from specialty grades of renewable hardwood and softwood pulp, provides binding and disintegrant properties for dry tablets and capsules and has unique functionality that improves the texture and stability of many food products. Carrageenan and alginates, both processed from natural seaweed, are used in a wide variety of food, pharmaceutical and oral care applications. Natural colorants are utilized in specialty products used in the food, beverage, personal care, nutrition and pharmaceutical markets. Pectin, derived from natural citrus fruit peels, is utilized as a hydrocolloid texturant and stabilizer. Omega-3 is sourced from fish oils and utilized in other pharmaceutical and nutraceutical applications.
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
Pharmaceutical & Nutraceutical Ingredients
Competitors tend to be grouped by chemistry. Our principal MCC competitors include J. Rettenmaier & Sôhne GmbH, Ming Tai Chemical Co., Ltd., Asahi Kasei Corporation and Blanver Farmoquimica Ltda. While pricing pressure from low-cost producers is a common competitive dynamic, companies look to offset that pressure by providing the most reliable and broadest range of products and services. Our customers are pharmaceutical firms who depend upon reliable therapeutic performance of their drug products. DSM, BASF AG and Croda International Plc. also produce a variety of omega-3 fish oils. We have a cost-effective production capability that yields very high concentrates and distinguishes FMC products from others.
FMC Minerals
Financial Information (In millions)

Overview
Our FMC Minerals segment, which represents 25 percent of our 2013 consolidated revenues, participates in the alkali chemicals and lithium products markets.

Products and Markets

Alkali
Our Alkali Chemicals division produces natural soda ash. Soda ash is used by manufacturers in glass, chemical processing and detergent industries. We also produce smaller volumes of sodium bicarbonate, caustic soda and sodium sesquicarbonate. The majority of our alkali sales are manufactured by and sold through FMC Wyoming Corporation, which we manage as an integral part of our alkali business. We hold a 93.75 percent ownership interest in FMC Wyoming Corporation which increased 6.25 percent from 87.50 percent in March 2013 as a result of our purchase of Nippon Sheet Glass Company's 6.25 percent ownership interest. The remaining shares are held by a third party Japanese company.
Lithium
Lithium is a vertically integrated business, based on both inorganic and organic lithium chemistries. While lithium is sold into a variety of end markets, we have focused our strategy on the energy storage, polymer and pharmaceutical markets and other industrial markets.
The electrochemical properties of lithium make it an ideal material for portable energy storage in high performance applications, including smart phones, tablets, laptop computers, military devices and aerospace and other next-generation energy storage technologies. Lithium is a critical element in advanced batteries for use in hybrid electric, plug-in hybrids and all-electric vehicles.
Organolithium products are highly valued in the polymer market as initiators in the production of synthetic rubbers and elastomers. Organolithiums are also sold to fine chemical and pharmaceutical customers who use lithium's unique chemical properties to synthesize high value-added products.
Industry Overview
FMC Minerals serves a diverse group of markets, from economically sensitive industrial sectors to technology-intensive specialty markets. Our product offerings are primarily inorganic and are generally commodities that, in many cases, have few cost-effective substitutes. Growth is typically a function of industrial production in developed economies and a function of the rate of industrialization in developing economies, though a major growth driver for lithium in the future will be the rate of adoption of electric and hybrid electric batteries in automobiles.
Alkali
Natural soda ash is typically produced from trona ore through mining and chemical processing. Soda ash may also be produced synthetically, but requires significantly more energy and produces large quantities of waste by-products, making it much less cost-effective than natural soda ash production. Due to the processing cost advantages of mining trona and the large natural reserves of trona ore in the U.S., particularly in the Green River Basin of Wyoming, all U.S. soda ash is naturally produced. By contrast, due to a lack of trona ore, the majority of the soda ash that is manufactured in the rest of the world is produced synthetically. Other U.S. producers are OCI Chemical Corporation, Solvay S.A., Tata Chemicals (Soda Ash) Partners and Nirma Limited.

Lithium
The markets for lithium chemicals are global with significant growth occurring outside the U.S. in Japan, China and South Korea, driven by the development and manufacture of lithium ion batteries. There are three key producers of lithium compounds: FMC, Rockwood Holdings, Inc., and Sociedad Química y Minera de Chile S.A. A fourth producer, Talison, produces spodumene ore that is subsequently converted to lithium compounds by a large number of Chinese producers. We expect a few new producers may add primary inorganics capacity to the global lithium supply in the future. FMC and Rockwood are the primary producers of lithium specialties.
Source and Availability of Raw Materials
Our raw material requirements vary by business segment and primarily include mineral-related natural resources (trona ore and lithium brines), processed chemicals, seaweed, specialty wood pulps and energy sources such as gas, coal, oil and electricity. During 2013 we encountered no significant difficulties in obtaining adequate supplies of our raw materials.
We extract ores used in FMC Minerals’ manufacturing processes from mines (e.g., trona ore) in North America and lithium brines in Argentina. Raw materials used by FMC Health and Nutrition include various types of seaweed, specialty pulps, natural colorant raw materials and fish oils that are all sourced on a global basis and purchased from selected global producers/suppliers. Raw materials used by FMC Agricultural Solutions, primarily processed chemicals, are obtained from a variety of suppliers worldwide.
Patents
We own a number of U.S. and foreign patents, trademarks and licenses that are cumulatively important to our business. We do not believe that the loss of any individual or combination of related patents, trademarks or licenses would have a material adverse effect on the overall business of FMC. The duration of our patents depends on their respective jurisdictions.
Seasonality
The seasonal nature of the crop protection market and the geographic spread of the FMC Agricultural Solutions business can result in significant variations in quarterly earnings among geographic locations. FMC Agricultural Solutions sold into the northern hemisphere (North America, Europe and parts of Asia) serve seasonal agricultural markets from March through September, generally resulting in earnings in the first, second and third quarters. Markets in the southern hemisphere (Latin America and parts of the Asia Pacific region, including Australia) are served from July through February, generally resulting in earnings in the third, fourth and first quarters. The remainder of our business is generally not subject to significant seasonal fluctuations.
Competition
We encounter substantial competition in each of our three business segments. We market our products through our own sales organization and through alliance partners, independent distributors and sales representatives. The number of our principal competitors varies from segment to segment. In general, we compete by providing advanced technology, high product quality and reliability, and quality customer and technical service, and by operating in a cost-efficient manner.
Our FMC Agricultural Solutions segment competes primarily in the global chemical crop protection market for insecticides, herbicides and fungicides. Industry products include crop protection chemicals and, for certain major competitors, genetically engineered (crop biotechnology) products. Competition from generic agrochemical producers is significant as a number of key product patents held industry-wide have expired in the last decade. In general, we compete as an innovator by focusing on product development, including novel formulations, proprietary mixes, and advanced delivery systems and by acquiring or licensing (mostly) proprietary chemistries or technologies that complement our product and geographic focus. We also differentiate ourselves by our global cost-competitiveness via our manufacturing strategies, establishing effective product stewardship programs and developing strategic alliances that strengthen market access in key countries and regions.
Our FMC Health and Nutrition segment has significant positions in markets that include alginate, carrageenan, and microcrystalline cellulose. We compete with both direct suppliers of cellulose and seaweed extract as well as suppliers of other hydrocolloids, which may provide similar functionality in specific applications. In microcrystalline cellulose, competitors are typically smaller than us, while in seaweed extracts (carrageenan and alginates) and omega-3 fish oils, we compete with other broad-based chemical companies.
Our FMC Minerals segment sells soda ash and lithium-based products worldwide. In North America, our soda ash business competes with four domestic producers of natural soda ash, three of which operate in the vicinity of our mine and processing facilities near Green River, Wyoming. Outside of the U.S., Canada, Europe and South Africa, we sell soda ash mainly through the American Natural Soda Ash Corporation ("ANSAC"). Internationally, our natural soda ash competes with synthetic soda ash manufactured by numerous producers, ranging from integrated multinational companies to smaller regional companies. The primary competitive factor affecting the sales of soda ash to commodity markets is price. FMC as well as the other North American producers of soda ash benefit from the lowest cost of soda ash production globally, especially when compared to the foreign synthetic soda ash manufacturers. We and each of our two most significant competitors in lithium extract the element from naturally occurring lithium-rich brines located in the Andes Mountains of Argentina and Chile, which are believed to be the world’s most significant and lowest cost sources of lithium.
Research and Development Expense
We perform research and development in all of our segments with the majority of our efforts focused in the FMC Agricultural Solutions segment. The development efforts in the FMC Agricultural Solutions segment focus on developing environmentally sound solutions and new product formulations that cost-effectively increase farmers’ yields and provide alternatives to existing and new chemistries. Our research and development expenses in the last three years are set forth below:

	Year Ended December 31,
(in Millions)	2013	2012	2011
FMC Agricultural Solutions	$100.5	$95.4	$84.4
FMC Health and Nutrition	10.5	9.9	10.1
FMC Minerals	6.7	6.7	6.6
Total	$117.7	$112.0	$101.1
Environmental Laws and Regulations
A discussion of environmental related factors can be found in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 10 “Environmental Obligations” in the notes to our consolidated financial statements included in this Form 10-K.
Employees
We employ approximately 5,600 people (excluding approximately 600 employees who currently work in our discontinued Peroxygens segment), with about 2,400 people in our domestic continuing operations and 3,200 people in our foreign continuing operations. Approximately 30 percent of our U.S.-based and 40 percent of our foreign-based employees, respectively, are represented by collective bargaining agreements. We have successfully concluded most of our recent contract negotiations without any material work stoppages. In those rare instances where a work stoppage has occurred, there has been no material effect on consolidated sales and earnings. We cannot predict, however, the outcome of future contract negotiations. In 2014, five foreign collective-bargaining agreements will expire. These contracts affect about 30 percent of our foreign-based employees.
Securities and Exchange Commission Filings
Securities and Exchange Commission (SEC) filings are available free of charge on our website, www.fmc.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted as soon as practicable after we furnish such materials to the SEC.
In accordance with New York Stock Exchange (NYSE) rules, on May 20, 2013, we filed a certification signed by our Chief Executive Officer (CEO) that, as of the date of the certification, he was unaware of any violation by FMC of the NYSE’s corporate governance listing standards. We also file with each Form 10-Q and our Form 10-K certifications by the CEO and Chief Financial Officer under sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

•
Competition- All of our segments face competition, which could affect our ability to maintain or raise prices, successfully enter certain markets or retain our market position. Our FMC Minerals - Alkali division from time to time experiences competitive pricing pressures from our Chinese competition who will price their products at or near their manufacturing costs in an attempt to gain control of or reacquire short-term market position. Additionally, in FMC Agricultural Solutions, competition includes not only generic suppliers of the same pesticidal active ingredient, but also alternative proprietary pesticide chemistries, crop protection technologies that are bred into or applied onto seeds, and intellectual property regarding production or use of pesticides. Increased generic presence in agricultural chemical markets has been driven by the number of significant product patents and product data protections that have expired in the last decade, and this trend is expected to continue.

•
Changes in our customer base- Our customer base has the potential to change, especially when long-term supply contracts are renegotiated. Our FMC Minerals and FMC Health and Nutrition businesses are most sensitive to this risk.

•
Climatic conditions- Our FMC Agricultural Solutions markets are affected by climatic conditions, which could adversely impact crop pricing and pest infestations. Adverse weather conditions can impact our ability to extract lithium efficiently from our lithium reserves in Argentina. Natural disasters can impact production at our facilities in various parts of the world. The nature of these events makes them difficult to predict.

•
Changing regulatory environment- Changes in the regulatory environment, particularly in the United States, Brazil, China and the European Union, could adversely impact our ability to continue producing and/or selling certain products in our domestic and foreign markets or could increase the cost of doing so. Our FMC Agricultural Solutions business is most sensitive to this general regulatory risk given the need to obtain and maintain pesticide registrations in every country in which we sell our products. Compliance with changing laws and regulations may involve significant costs or capital expenditures or require changes in business practice that could result in reduced profitability. In the European Union, the regulatory risk specifically includes chemicals regulation known as REACH (Registration, Evaluation, and Authorization of Chemicals), which affects each of our business segments to varying degrees. The fundamental principle behind the REACH regulation is that manufacturers must verify that their chemicals can be marketed safely through a special registration system.

•
Food and pharmaceutical regulation - Some of our manufacturing processes and facilities, as well as some of our customers, are subjected to regulation by the U.S. Food and Drug Administration (FDA) or similar foreign agencies. Regulatory requirements of the FDA are complex, and any failure to comply with them including as a result of contamination due to acts of sabotage could subject us and/or our customers to fines, injunctions, civil penalties, lawsuits, recall or seizure of products, total or partial suspension of production, denial of government approvals, withdrawal of marketing approvals and criminal prosecution. Any of these actions could adversely impact our net sales, undermine goodwill established with our customers, damage commercial prospects for our products and materially adversely affect our results of operations.

•
Climate change regulation- Changes in the regulation of greenhouse gases, depending on their nature and scope, could subject our manufacturing operations, particularly certain FMC Minerals' operations in the United States, to significant additional costs or limits on operations.

•
Raw materials and energy costs- Our operating results are significantly affected by the cost of raw materials and energy, including natural gas. We may not be able to raise prices or improve productivity sufficiently to offset future increases in the costs of raw materials or energy.

•
Supply arrangements- Certain raw materials are critical to our production process. While we have made supply arrangements to meet planned operating requirements, an inability to obtain the critical raw materials or execute under the contract manufacturing arrangements would adversely impact our ability to produce certain products. We increasingly source critical intermediates and finished products from a number of suppliers. An inability to obtain these products or execute under the contract sourcing arrangements would adversely impact our ability to sell products. In FMC Minerals geological conditions can affect production of raw materials.

•
Economic and political change- Our business could be adversely affected by economic and political changes in the markets where we compete including: inflation rates, recessions, trade restrictions, foreign ownership restrictions and economic embargoes imposed by the United States or any of the foreign countries in which we do business; changes in laws, taxation, and regulations and the interpretation and application of these laws, taxes, and regulations; restrictions imposed by foreign governments through exchange controls or taxation policy; nationalization or expropriation of property, undeveloped property rights, and legal systems or political instability; other governmental actions; and other external factors over which we have no control. Economic and political conditions within foreign jurisdictions or strained relations between countries can cause fluctuations in demand, price volatility, supply disruptions, or loss of property. In Argentina, continued inflation and tightening of foreign exchange controls along with deteriorating economic and financial conditions could adversely affect our business.

•
Market access risk- Our results may be affected by changes in distribution channels, which could impact our ability to access the market. In certain FMC Agricultural Solutions segments, we access the market through joint ventures in which we do not have majority control. Where we do not have a strong product portfolio or market access relationships, we may be vulnerable to changes in the distribution model or influence of competitors with stronger product portfolios.

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

•
Operational Risks- Our manufacturing operations and those of our key contract manufacturers inherently entail hazards that require continuous oversight and control, such as leaks, ruptures, fire, explosions, toxic releases, mechanical failures, or vehicle accidents. If operational risks materialize, they could result in loss of life, damage to the environment, or loss of production, all of which could negatively impact the Company's ongoing operations, reputation, financial results, and cash flow.

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

•
Environmental Compliance- We are subject to extensive federal, state, local, and foreign environmental and safety laws and regulations concerning, among other things, emissions in the air, discharges to land and water, and the generation, handling, treatment, and disposal of hazardous waste and other materials. We take our environmental responsibilities very seriously, but there is a risk of environmental impact inherent in its manufacturing operations and transportation of chemicals.

•
Inability to attract and retain key employees - The inability to recruit and retain key personnel or the unexpected loss of key personnel may adversely affect our operations. In addition, our future success depends in part on our ability to identify and develop talent to succeed senior management.

Technology Risks:

•
Our ability to compete successfully depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize new and innovative, high value-added products for existing and future customers.

•	Failure to continue to make process improvements to reduce costs could impede our competitive position.
Financial Risks:

•
Deterioration in the global economy and worldwide credit and foreign exchange markets could adversely affect our business. A worsening of global or regional economic conditions or financial markets could adversely affect our customers' ability to meet the terms of sale or our suppliers' ability to perform all their commitments to us. A slowdown in either Brazilian or Argentine economic growth or a deterioration of credit or foreign exchange markets could adversely affect customers, suppliers and our overall business there.

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
FMC leases executive offices in Philadelphia, Pennsylvania and operates 30 manufacturing facilities and mines in 18 countries. Our major research and development facility is in Ewing, New Jersey.
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
We believe our facilities are in good operating conditions. The number and location of our owned or leased production properties for continuing operations are:

	United States	Latin America & Canada	Western Europe	Asia- Pacific	Total
FMC Agricultural Solutions	2	1	—	3	6
FMC Health and Nutrition	2	1	8	5	16
FMC Minerals	2	2	1	3	8
Total	6	4	9	11	30

ITEM 3.	LEGAL PROCEEDINGS

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
As of December 31, 2013, there were approximately 11,100 premises and product asbestos claims pending against FMC in several jurisdictions. Since the 1980s, approximately 104,000 asbestos claims against FMC have been discharged, the overwhelming majority of which have been dismissed without any payment to the claimant. Settlements by us with claimants have totaled approximately $53 million.
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
FIFRA advertising dispute. EPA Region 7 has informed us that certain radio advertising regarding one of our pesticide products did not comply with the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”) and has calculated a proposed penalty in excess of $100,000. We disagree with EPA on whether a violation occurred and, if a violation did occur, the appropriate penalty calculation. While we are presently unable to reasonably estimate our potential liability for the matter, we do not expect that any penalty associated with final resolution would be material.
See Note 1 “Principal Accounting Policies and Related Financial Information—Environmental Obligations,” Note 10 “Environmental” and Note 19 “Commitments, Guarantees and Contingent Liabilities” in the notes to our consolidated financial statements included in this Form 10-K, the content of which are incorporated by reference to this Item 3.

ITEM 4.	MINE SAFETY DISCLOSURES

Information regarding mine safety and other regulatory actions at our mine in Green River, Wyoming is included in Exhibit 95 to this Form 10-K.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
FMC common stock of $0.10 par value is traded on the New York Stock Exchange and the Chicago Stock Exchange (Symbol: FMC). There were 3,310 registered common stockholders as of December 31, 2013. Presented below are the 2013 and 2012 quarterly summaries of the high and low prices of the company’s common stock.

	2013				2012
Common stock prices:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$63.15	$64.96	$72.35	$75.68	$53.14	$56.45	$59.41	$59.08
Low	$56.26	$55.18	$60.57	$70.01	$42.93	$48.00	$50.45	$50.76
Our Board of Directors has declared regular quarterly dividends since 2006; however, any future payment of dividends will depend on our financial condition, results of operations, conditions in the financial markets and such other factors as are deemed relevant by our Board of Directors. Total cash dividends of $73.6 million, $47.8 million and $41.2 million were paid in 2013, 2012 and 2011, respectively.
FMC’s annual meeting of stockholders will be held at 2:00 p.m. on Tuesday, April 29, 2014, at The Top of the Tower, 1717 Arch Street, 50th Floor, Philadelphia, Pennsylvania. Notice of the meeting, together with proxy materials, will be mailed approximately 30 days prior to the meeting to stockholders of record as of March 4, 2014.

Transfer Agent and Registrar of Stock:

Wells Fargo Bank, N.A.
Shareowner Services
1110 Centre Pointe Curve, Suite 101	or	P.O. Box 64874
Mendota Heights, MN 55120-4100		St. Paul, MN 55164-0856

Phone: 1-800-401-1957
(651-450-4064 local and outside the U.S.)
www.wellsfargo.com/shareownerservices

Stockholder Return Performance Presentation
The graph that follows shall not be deemed to be incorporated by reference into any filing made by FMC under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following Stockholder Performance Graph compares the five-year cumulative total return on FMC’s Common Stock for the period from January 1, 2009 to December 31, 2013 with the S&P 500 Index and the S&P 500 Chemicals Index. The comparison assumes $100 was invested on December 31, 2008, in FMC’s Common Stock and in both of the indices, and the reinvestment of all dividends.

	2008	2009	2010	2011	2012	2013
FMC Corporation	$100.00	$125.78	$181.33	$196.66	$269.36	$349.82
S&P 500 Index	$100.00	$125.92	$144.58	$147.60	$171.04	$225.85
S&P 500 Chemicals Index	$100.00	$144.10	$174.99	$172.86	$213.30	$280.34

The following table summarizes information with respect to the purchase of our common stock during the three months ended December 31, 2013:
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
October 1-31, 2013	6,217	$73.25	—	—	$300,000,000
November 1-30, 2013	—	$—	—	—	300,000,000
December 1-31, 2013 (1)	428,296	$69.95	428,264	50,000,000	250,000,000
Q4 2013	434,513		428,264	$50,000,000	$250,000,000
____________________
(1) Shares purchased in December 2013 include the final share delivery amount under the accelerated share repurchase (ASR) agreement, see paragraph below for more information on the ASR. In July 2013, we received 3,145,643 shares as an initial share delivery under the ASR agreement, which represented 80% of the $250 million notional amount of the ASR agreement.
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
In July 2013 we entered into an accelerated share repurchase agreement (ASR) and paid $250 million to a financial institution for an initial delivery of 3,145,643 shares. The repurchase took place under our previously announced $500 million share repurchase program. The value of the initial shares received on the date of purchase was $200 million, reflecting a $63.58 price per share which was recorded as a treasury share purchase for purposes of calculating earnings per share. We recorded the remaining $50 million as a forward contract indexed to our common stock in additional paid in capital. Final settlement of the ASR occurred on December 20, 2013 when we purchased the remaining $50 million of common stock under the ASR. The final number of shares that we repurchased under the ASR was 3,573,907 shares at a weighed average price of $69.95 per share. The average price paid per share and total number of shares purchased as part of the ASR share buyback plan was determined using the volume-weighted average price of our common stock over the term of the ASR agreement.

ITEM 6.	SELECTED FINANCIAL DATA
SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial and other data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2013, are derived from our consolidated financial statements. The selected consolidated financial data should be read in conjunction with our consolidated financial statements for the year ended December 31, 2013.

	Year Ended December 31,
(in Millions, except per share data and ratios)	2013	2012	2011	2010	2009
Income Statement Data:
Revenue	$3,874.8	$3,409.9	$3,036.3	$2,686.9	$2,377.1
Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	659.0	639.1	587.4	492.2	409.0
Income from continuing operations before income taxes	615.9	597.7	553.2	457.6	386.2
Income from continuing operations	467.3	463.2	420.3	327.0	318.7
Discontinued operations, net of income taxes (1)	(159.3)	(27.5)	(38.1)	(142.1)	(79.9)
Net income	308.0	435.7	382.2	184.9	238.8
Less: Net income attributable to noncontrolling interest	14.1	19.5	16.3	12.4	10.3
Net income attributable to FMC stockholders	$293.9	$416.2	$365.9	$172.5	$228.5
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	453.2	443.7	404.0	314.6	308.4
Discontinued operations, net of income taxes	(159.3)	(27.5)	(38.1)	(142.1)	(79.9)
Net income	$293.9	$416.2	$365.9	$172.5	$228.5
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$3.34	$3.21	$2.83	$2.17	$2.13
Discontinued operations	(1.18)	(0.20)	(0.26)	(0.98)	(0.55)
Net income	$2.16	$3.01	$2.57	$1.19	$1.58
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$3.33	$3.20	$2.81	$2.15	$2.11
Discontinued operations	(1.17)	(0.20)	(0.26)	(0.97)	(0.55)
Net income	$2.16	$3.00	$2.55	$1.18	$1.56
Balance Sheet Data:
Total assets	$5,235.2	$4,373.9	$3,743.5	$3,319.9	$3,136.2
Long-term debt	$1,188.8	$914.5	$798.6	$619.4	$610.5
Other Data:
Ratio of earnings to fixed charges (2)	12.5x	12.7x	12.7x	10.7x	12.9x
Cash dividends declared per share	$0.540	$0.405	$0.300	$0.250	$0.250
 ____________________

(1)
Discontinued operations, net of income taxes includes our discontinued FMC Peroxygens operations as well as other historical discontinued gains and losses related to adjustments to our estimates of our retained liabilities for environmental exposures, general liability, workers’ compensation, postretirement benefit obligations, legal defense, property maintenance and other costs, losses for the settlement of litigation and gains related to property sales.

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

Overview
We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: FMC Agricultural Solutions, FMC Health and Nutrition and FMC Minerals. Our FMC Agricultural Solutions segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. The FMC Health and Nutrition segment focuses on food, pharmaceutical ingredients, nutraceuticals, personal care and similar markets. Our food ingredients are used to enhance texture, color, structure and physical stability. The pharmaceutical additives are used for binding, encapsulation and disintegrant applications. Our FMC Minerals segment manufactures a wide range of inorganic materials, including soda ash and lithium. Soda ash is utilized in markets such as glass and detergents and lithium is utilized in energy storage, specialty polymers and pharmaceutical synthesis.

Discontinued operations
FMC Peroxygens divestiture:
In April 2013, the Board of Directors authorized management to pursue the sale of our FMC Peroxygens segment. This segment was classified as a discontinued operation and an asset held for sale beginning with our September 30, 2013 condensed consolidated financial statements filed on Form 10-Q. In December 2013, we signed a definitive agreement to sell FMC Peroxygens and we expect the sale to be completed in the first quarter of 2014.
Results of operations related to our FMC Peroxygens segment have been reclassified as a discontinued operation on a retrospective basis for all years presented. Unless otherwise indicated, the following discussions in this section pertain only to our continuing operations. For additional information see Note 9 "Discontinued Operations" to our consolidated financial statements included in this Form 10-K.

2013 Highlights
The following are the more significant developments in our businesses during the year ended December 31, 2013:

•
Revenue of $3,874.8 million in 2013 increased $464.9 million or 14 percent versus last year. Revenue increases are associated with sales growth in all segments. A more detailed review of revenues by segment are included under the section entitled “Results of Operations”. On a regional basis, sales in Latin America increased by 19 percent, sales in North America were up 16 percent, sales in Asia were up five percent and sales in Europe, Middle East and Africa (EMEA) increased by seven percent.

•
Our gross margin of $1,340.4 million increased $72.1 million or approximately six percent versus last year. Gross margin as a percent of revenues of approximately 35 percent declined two hundred basis points compared to 2012. This decline was primarily due to lower selling prices in our Alkali division.

•
Selling, general and administrative expenses increased five percent from $489.7 million to $515.8 million. Selling, general and administrative expenses, excluding non-operating pension and postretirement charges and acquisition related charges, of $472.9 million increased $18.1 million or approximately four percent. This was largely due to increased spending to meet the demands of the growth in our business as well as expenditures related to a transformation of our finance organization. The majority of these increases were experienced in our FMC Agricultural Solutions segment. Non-operating pension and postretirement charges and acquisition related charges are presented in our Adjusted Earnings Non-GAAP financial measurement below under the section titled “Results of Operations”.

•	Research and Development expenses of $117.7 million increased $5.7 million or five percent, largely due to increased spending in FMC Agricultural Solutions associated with various innovation projects.

•
Adjusted earnings after-tax from continuing operations attributable to FMC stockholders of $528.4 million increased approximately $58.3 million or 12 percent primarily due to higher operating results in FMC Agricultural Solutions. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below under the section titled “Results of Operations”.

Other 2013 Highlights

◦
In April 2013, we made the decision to simplify our organizational structure to focus on three core business segments. The new segments better reflect the markets where we participate and lead today, and where we expect to grow in the future. For more information on this change see Note 20 within the notes to the consolidated financial statements within this Form 10-K.

◦
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

◦
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

◦
In late September and early October 2013, we entered into two separate transactions that together provide our Agricultural Solutions segment with a strong foundation for developing, manufacturing and marketing biologically-based products to enhance yields and respond to evolving pest pressures and resistance. Namely, we acquired the assets of the Center for Agricultural and Environmental Biosolutions (CAEB), based in Research Triangle Park, NC, including CAEB’s library of microorganisms and a pipeline of biological products in various stages of development. Further, in October 2013, we entered into an exclusive collaboration with Chr. Hansen A/S, a leading global biosciences company with expertise in screening, fermentation, and scale up of microbially-based products. Together with Agricultural Solutions’ existing capabilities, we believe these transactions establish FMC as an industry leader in the growing market for biologically-based agricultural products.

◦
Investments in our existing businesses continued in 2013. We began construction of our new MCC facility in Thailand, which will be completed late in 2014.  We completed the restructuring of our Lithium operations and we introduced new improvements to our manufacturing capabilities, which we refer to as Manufacturing Excellence, in Alkali, Lithium and Health and Nutrition.

2014 Outlook
In 2014, we expect another year of record performance. We expect higher revenues and an increase in earnings from all three of our segments. Higher revenues and stronger earnings are expected to be driven by the following:

◦	In FMC Agricultural Solutions, we expect new product introductions and our deep customer relationships to continue to drive volume growth.

◦
In FMC Health and Nutrition, we expect growth in 2014 from food and pharmaceutical ingredients driven by our texturants, binders and natural colors product lines, principally in emerging markets. We are also confident that our recently acquired omega-3 business will add momentum to the segment’s growth, with strong sales into the pharmaceutical sector and with steadily increasing penetration into the nutraceutical market.

◦
In FMC Minerals, we expect Alkali to operate at record production levels in 2014 aided by better geological conditions and supported by Manufacturing Excellence programs already underway. We also remain optimistic that the soda ash pricing environment is improving. In Lithium, we expect stable pricing, consistent plant operations and increased volumes to enhance profitability.

We expect cash flow from our business segments to remain strong.

Results of Operations—2013, 2012 and 2011
Overview
The following presents a reconciliation of our segment results to net income attributable to FMC stockholders as seen through the eyes of management.

SEGMENT RESULTS RECONCILIATION
(in Millions)	Year Ended December 31,
	2013	2012	2011
Revenue
FMC Agricultural Solutions	$2,145.7	$1,763.8	$1,464.5
FMC Health and Nutrition	762.0	680.8	654.3
FMC Minerals	970.0	966.2	917.5
Eliminations	(2.9)	(0.9)	—
Total	$3,874.8	$3,409.9	$3,036.3
Income (loss) from continuing operations before income taxes
FMC Agricultural Solutions	$539.0	$454.0	$349.8
FMC Health and Nutrition	169.5	161.6	159.4
FMC Minerals	128.3	171.4	175.7
Eliminations	—	(0.4)	—
Segment operating profit	$836.8	$786.6	$684.9
Corporate expense	(82.7)	(78.6)	(75.3)
Operating profit before the items listed below	754.1	708.0	609.6

Interest expense, net	(42.2)	(40.7)	(35.0)
Corporate special (charges) income:
Restructuring and other (charges) income	(47.9)	(27.5)	(6.3)
Non-operating pension and postretirement charges (1)	(38.1)	(34.9)	(14.5)
Acquisition-related charges (2)	(10.0)	(7.2)	(0.6)
Provision for income taxes	(148.6)	(134.5)	(132.9)
Discontinued operations, net of income taxes	(159.3)	(27.5)	(38.1)
Net income attributable to noncontrolling interests	(14.1)	(19.5)	(16.3)
Net income attributable to FMC stockholders	$293.9	$416.2	$365.9
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

(2)
Charges related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and certain professional fees associated with the completion of acquisitions. Charges for the year ended December 31, 2013, represented amortization of inventory fair value step-up of $5.2 million and certain professional fees of $4.8 million associated with the completion of our Epax acquisition within our FMC Health and Nutrition segment. The charges for 2012 and 2011 represent amortization of inventory fair value step-up related to a number of acquisitions completed in 2012 and 2011. On the consolidated statements of income, the charges associated with inventory fair value step-up are included in “Costs of sales and services” and fees associated with concluding the acquisitions are included in "Selling, general and administrative expenses".

The following chart, which is provided to assist the readers of our financial statements, depicts certain after-tax charges (gains). These items are excluded by us in the measures we use to evaluate business performance and determine certain performance-based compensation. These after-tax items are discussed in detail within the “Other results of operations” section that follows. Additionally, the chart below discloses our Non-GAAP financial measure “Adjusted after-tax earnings from continuing operations attributable to FMC stockholders” reconciled from the GAAP financial measure “Net income attributable to FMC stockholders”. We believe that this measure provides useful information about our operating results to investors and securities analysts. We also believe that excluding the effect of restructuring and other income and charges, non-operating pension and postretirement charges, certain tax adjustments from operating results and discontinued operations allows management and investors to compare more easily the financial performance of our underlying businesses from period to period. This measure should not be considered as a substitute for net income (loss) or other measures of performance or liquidity reported in accordance with GAAP.

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Years Ended December 31,
	2013	2012	2011
Net income attributable to FMC stockholders (GAAP)	$293.9	$416.2	$365.9
Corporate special charges (income), pre-tax	96.0	69.6	21.4
Income tax expense (benefit) on Corporate special charges (income)	(35.3)	(25.1)	(7.6)
Corporate special charges (income), net of income taxes	60.7	44.5	13.8
Discontinued operations, net of income taxes	159.3	27.5	38.1
Tax adjustments	14.5	(18.1)	(2.0)
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$528.4	$470.1	$415.8
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
Information about how each of these items relates to our businesses at the segment level and results by segment are discussed below and in Note 20 to our consolidated financial statements included in this Form 10-K.

FMC Peroxygens divestiture:
Results of operations related to our FMC Peroxygens segment have been reclassified as a discontinued operation on a retrospective basis for all years presented. Unless otherwise indicated, the following discussions in this section pertain only to our continuing operations. For additional information see Note 9 "Discontinued Operations" to our consolidated financial statements included in this Form 10-K.
FMC Agricultural Solutions

(in Millions)	Year Ended December 31,
	2013	2012	2011
Revenue	$2,145.7	$1,763.8	$1,464.5
Operating Profit	539.0	454.0	349.8
2013 vs. 2012
Revenue of $2,145.7 million increased approximately 22 percent versus the prior year period due to sales growth in North America, Latin America and Asia, partially offset by declines in EMEA.
Sales in Latin America of $1,184.7 million increased 23 percent driven by Brazil volume growth in herbicide and insecticide sales for soybeans, including growth from new and recently launched products. Sales in North America of $506.1 million increased 37 percent driven by strong demand for pre-emergent herbicides and at-plant insecticides as well as growth from new product introductions. Revenue in Asia of $315.4 million increased 14 percent reflecting sales growth in China, Indonesia, Australia and a number of other key countries. EMEA declined 12 percent to $139.5 million primarily due to unfavorable weather conditions and lower insecticide sales.
FMC Agricultural Solutions' operating profit of $539.0 million increased approximately 19 percent compared to the year-ago period, reflecting the sales growth described in the preceding paragraph, a favorable geographic mix and selected price increases. Selling, general and administrative costs were approximately $9 million or three percent higher compared to the prior year due to increased spending on growth initiatives and higher people-related costs to support the higher sales. Research and development costs also increased period over period by approximately $5 million due to increased spending associated with various innovation projects.
In 2014, we expect full-year revenue percentage growth in the mid-teens reflecting increased volumes due to strong market conditions and growth from new and recently introduced products, particularly in Latin America, North America and Asia. We expect full-year segment operating profit to grow in the mid-teens percentage, driven primarily by continued market share gains in Latin America and increased demand for resistance management products in North America.

Certain Regulatory Issues

We intend to defend vigorously all our products in the U.S., EU and other countries as our pesticide products are reviewed in the ordinary course of regulatory programs during 2014 as part of the ongoing cycle of re-registration of our pesticide products around the world.

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
FMC Agricultural Solutions' operating profit of $454.0 million increased approximately 30 percent compared to the prior year, reflecting the broad-based sales growth and targeted price increases. This increase was partially offset by a $51.7 million increase in selling, general and administrative costs mainly for focused growth initiatives and increased people-related costs to support the higher sales. Segment earnings were also impacted by higher research and development costs of $11.1 million due to increased spending associated with various innovation projects.

FMC Health and Nutrition

(in Millions)	Year Ended December 31,
	2013	2012	2011
Revenue	$762.0	$680.8	$654.3
Operating Profit	169.5	161.6	159.4
2013 vs. 2012
Revenue was $762.0 million, an increase of approximately 12 percent versus the prior-year period. This increase was due to volume increases of three percent in core product lines, revenue from acquisitions which increased sales by six percent, favorable pricing and foreign currency impacts which increased sales by two and one percent, respectively.
Segment operating profit of $169.5 million increased by five percent versus the prior year period as revenue growth was partially offset by acquisition integration costs, higher raw material costs and costs associated with our Manufacturing Excellence program. Selling, general and administrative costs also increased approximately $6 million compared to the prior year due to the addition of the Epax business within the segment.

In 2014, we expect full-year revenue to be up in the mid to high-teens percent driven by higher volumes in texture and stability solutions, natural colors and binder product lines and contributions from the omega-3 product line. Full-year segment operating profit are expected to grow in the mid-teens percent with benefits from omega-3 sales and strong demand in food ingredients.
2012 vs. 2011
Revenue of $680.8 million increased approximately four percent from the prior year. This increase was due to favorable pricing which impacted sales by six percent and revenue from acquisitions which increased sales by two percent. These increases were partially offset by decreased volumes of two percent and unfavorable currency impacts of two percent.
Segment operating profit of $161.6 million increased one percent versus the prior year. The higher revenues were negatively impacted by higher raw material costs. Additionally, selling, general and administrative expenses also increased by approximately $7 million to support growth initiatives.

FMC Minerals

(in Millions)	Year Ended December 31,
	2013	2012	2011
Revenue	$970.0	$966.2	$917.5
Operating Profit	128.3	171.4	175.7
2013 vs. 2012
Revenue of $970.0 million, was essentially flat period over period. Volume gains of three percent driven by Alkali sales were offset by unfavorable pricing year over year. Unfavorable pricing was primarily driven by Alkali, slightly offset by favorable pricing in Lithium.
Alkali revenues of $747.0 million increased 2 percent over the prior year due to volume gains of six percent which were partially offset by reduced pricing of four percent.
Lithium revenues of $223.0 million decreased 4 percent compared to the prior year due to unfavorable sales mix. Production and sales volumes on a lithium carbonate equivalent basis were relatively flat year over year, as lower production in Argentina due to operational issues was offset by higher third party product purchases.
Segment operating profit of $128.3 million decreased approximately 25 percent versus the prior year. The decrease was primarily due to lower average export pricing in soda ash. Additionally, production factors, such as poor geological conditions at the alkali mine as well as poor weather at the lithium mine and unfavorable currency in lithium impacted the results.
In 2014, we expect full-year revenue percentage growth up to the mid- to high-single digits percent driven primarily by increased volumes in lithium and soda ash and short- and long-term contract price increases in soda ash. We expect full-year segment operating profit to increase in the high-teens percent, reflecting lithium margin improvements and more favorable contractual soda ash pricing versus 2013.
2012 vs. 2011
Revenue in FMC Minerals was $966.2 million, an increase of approximately five percent versus the prior year. Revenue increased four percent due to higher pricing across the segment and by one percent due to volume increases in Alkali.
Alkali revenues of $733.2 million increased six percent over the prior year due to higher average pricing which impacted sales by four percent in both the domestic and export markets. Additionally higher export volumes favorably impacted sales by two percent. Volume growth was partially related to full production at our Granger facility which came on line in the middle of last year. Export volumes were robust, especially in Asia and Latin America.
Lithium revenue of $233.0 million increased approximately four percent compared to the prior year. This increase was due to higher pricing which impacted sales by six percent, partially offset by decreased volumes which decreased sales by two percent. Lithium sales growth was led by higher selling prices in lithium primaries. Lower volumes also resulted from production downtime in the first quarter of 2012 associated with our capacity expansion in Argentina, as well as the effect of related operational issues which primarily impacted the first half of 2012 and the extended planned outage in Lithium's Argentina facility in third quarter 2012.
Segment operating profit of $171.4 million decreased approximately two percent versus the year ago period. Higher pricing and volumes experienced in Alkali were more than offset by higher royalty and energy costs associated with our

Wyoming Alkali operations and increased manufacturing costs within our Lithium operations. Selling, general and administrative costs increased seven percent or $2.7 million primarily for targeted growth initiatives.

Other Results of Operations
Corporate expenses
Corporate expenses are included as a component of the line item “Selling, general and administrative expenses” on our consolidated statements of income.
2013 vs. 2012
Corporate and other expenses of $82.7 million increased by $4.1 million from $78.6 million in the same period in 2012. The increase period over period is due to increased costs of approximately $4 million primarily representing costs associated with the transformation of our finance organization. This transformation is similar to past initiatives to improve our organization.
2012 vs. 2011
Corporate and other of $78.6 million in 2012 increased by $3.3 million from $75.3 million in 2011. The year-over-year increase is primarily due to higher LIFO inventory charges of $5.0 million.
Interest expense, net
2013 vs. 2012
Interest expense, net for 2013 of $42.2 million increased approximately four percent compared to 2012 of $40.7 million. The increase was primarily due to higher overall debt levels driven by funding requirements for the acquisition of Epax and our share repurchases during 2013.
2012 vs. 2011
Interest expense, net for 2012 of $40.7 million increased approximately 16 percent compared to the same period in 2011 of $35.0 million. The increase was primarily due to higher debt levels associated with the issuance of our 3.95% senior notes during the 4th quarter of 2011. The interest expense on these notes was approximately $12 million in 2012. The higher interest associated with our senior notes was slightly offset by a decrease in our foreign debt interest expense during 2012 as compared to 2011 of approximately $5.3 million.
Corporate special income (charges)
Restructuring and other (charges) income
Our restructuring and other (charges) income are comprised of restructuring, assets disposals and other charges (income) as described below:

	Year Ended December 31,
(in Millions)	2013	2012	2011
Restructuring Charges and Asset Disposals	$9.6	$17.7	$2.3
Other Charges (Income), Net	38.3	9.8	4.0
Total Restructuring and Other Charges	$47.9	$27.5	$6.3

Restructuring and asset disposal charges in 2013 of $9.6 million were primarily associated with the announced Lithium restructuring. Other charges (income) net in 2013 of $38.3 million primarily related to charges associated with collaboration and license agreements entered into by our FMC Agricultural Solutions segment for the purpose of obtaining certain technology and intellectual property rights relating to new compounds still under development. The rights and technology obtained is referred to as in-process research and development and in accordance with GAAP, the amounts paid were expensed as incurred since they were acquired outside of a business combination.

Restructuring and asset disposal charges in 2012 primarily included charges of $13.3 million associated with the Lithium restructuring. Other charges (income) net in 2012 were primarily due to charges of $5.8 million for environmental remediation at operating sites and a $4.4 million charge related to our FMC Agricultural Solutions segment for the purpose of acquiring certain rights to a fungicide still under development.
Restructuring and asset disposal charges in 2011 were primarily associated with continuing charges related to facility restructurings and shutdowns which were announced in years prior to 2011. Other charges (income) net in 2011 were primarily associated with charges of $3.1 million for environmental remediation at operating sites.
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
2013 vs. 2012
The charge for 2013 was $38.1 million compared to $34.9 million for 2012. The increase in charges were primarily the result of a settlement charge of $7.4 million, partially offset by lower interest costs of $3.7 million. The settlement charge was associated with the acceleration of previously deferred actuarial losses triggered by the lump-sum payout to former executives in 2013.
2012 vs. 2011
The charge for 2012 was $34.9 million compared to $14.5 million for 2011. The increased charge was primarily the result of higher amortization impacts of actuarial losses of $14.9 million.

Acquisition-related charges
Acquisition-related charges associated with inventory fair value step-up are included in “Costs of sales and services” and fees associated with concluding the acquisitions are included in "Selling, general and administrative expenses".
2013 vs. 2012
Charges related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and certain professional fees associated with the completion of acquisitions. Charges in 2013 represent amortization of inventory fair value step-up of $5.2 million and certain professional fees of $4.8 million associated with the completion of our Epax acquisition within our FMC Health and Nutrition segment. The charges in 2012, represented amortization of inventory fair value step-up relate to a number of acquisitions completed in 2011 and in the second quarter of 2012.
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
Provision for income taxes
2013 vs. 2012
Provision for income taxes is $148.6 million for 2013 compared to a provision of $134.5 million for the prior year period resulting in effective tax rates of 24.1 percent and 22.5 percent, respectively. Excluding the impact of tax adjustments in both periods, our effective rate in 2013 was 21.7% and in 2012 was 25.5%. Tax adjustments in 2013 were primarily associated with adjustments to U.S. state deferred tax balances established prior to 2013 driven by a change in enacted tax rates and other state related items. Tax benefit adjustments in 2012 were primarily driven by a reduction in our valuation allowance related to state net operating losses expected to be recoverable in future years. When excluding these impacts, the decrease in the effective tax rates was primarily due to a mix shift in domestic versus foreign income. Foreign profits are generally taxed at lower rates compared to domestic income. See Note 11 to the Consolidated Financial Statements for additional details related to the provisions for income taxes on continuing operations, as well as items that significantly impact our effective tax rate.
2012 vs. 2011
Provision for income taxes was $134.5 million for 2012 compared to a provision of $132.9 million for the prior year period resulting in effective tax rates of 22.5 percent and 24.0 percent, respectively. Excluding the impact of tax adjustments in both periods, which in 2012 were primarily driven by a reduction in our valuation allowance related to state net operating losses expected to be recoverable in future years, our effective rate in 2012 was 25.5 percent versus 24.4 percent in 2011. This increase was driven by slightly higher domestic profits in 2012 versus 2011. Domestic profits are taxed at higher rates as compared to foreign profits.
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
2013 vs. 2012
Discontinued operations, net of income taxes totaled a charge of $159.3 million for 2013, compared to a charge of $27.5 million 2012. The increase was a result of a charge of $156.7 million ($122.1 million after-tax) associated with our discontinued FMC Peroxygens segment. The charge was associated with a write down of the FMC Peroxygens segment assets held for sale to fair value. For more information on our discontinued operations, net of income taxes see Note 9 to our consolidated financial statements included in this Form 10-K.
2012 vs. 2011
Discontinued operations, net of income taxes totaled a charge of $27.5 million for 2012, compared to a charge of $38.1 million for 2011. The decrease is primarily attributable to lower restructuring charges of approximately $9 million associated with our discontinued FMC Peroxygens' Spanish operations.
Net income attributable to FMC stockholders
2013 vs. 2012
Net income attributable to FMC stockholders decreased to $293.9 million in 2013, from $416.2 million in 2012. This fluctuation year over year is described in more detail above, however the primary driver is the $122.1 million after-tax charge associated with our discontinued FMC Peroxygens segment.
2012 vs. 2011
Net income attributable to FMC stockholders increased to $416.2 million in 2012, from $365.9 million in 2011. The increase was primarily due to higher operating profits in our FMC Agricultural Solutions segment and a lower effective tax rate. These items were partially offset by higher non-operating pension and postretirement charges and slightly reduced FMC Minerals results.

Liquidity and Capital Resources
Cash and cash equivalents at December 31, 2013 and 2012, were $123.2 million and $77.1 million, respectively. Of the cash and cash equivalents balance at December 31, 2013, $112.6 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries, and therefore we have not recorded additional taxes that would be payable if we repatriated these earnings. However, in the third quarter of 2013, we changed our assertion on the portion of our foreign subsidiaries unremitted earnings that we intend to repatriate upon the sale of our discontinued FMC Peroxygens segment and have recorded the taxes that would be payable upon such repatriation. In the event that additional funds from our foreign subsidiaries are repatriated to the U.S., we would be required to accrue and pay U.S. taxes on those amounts.
In June 2013, we commenced a $1.5 billion commercial paper program supported by our credit facility. This program allows us to borrow at rates generally more favorable than those available under our credit facility. We have used proceeds from the commercial paper program for general corporate purposes. At December 31, 2013, the average effective interest rate on these borrowings was 0.34 percent.
On August 5, 2013, we entered into an Amendment and Consent No. 1 (the "Amendment") to our credit agreement, dated as of August 5, 2011. The Amendment, among other things, extended the termination date of the credit facility to August 5, 2017 from August 5, 2016.
On November 15, 2013, we issued $400 million aggregate principal amount of 4.10 percent Senior Notes due 2024. The net proceeds from the offering were used for general corporate purposes including repayment of outstanding commercial paper.

At December 31, 2013, we had total debt of $1,851.9 million as compared to $964.4 million at December 31, 2012. This included $1,154.1 million and $908.8 million of long-term debt (excluding current portions of $34.7 million and $5.7 million) at December 31, 2013 and 2012, respectively. Other short-term debt, which consists solely of foreign borrowings, decreased from $49.9 million at December 31, 2012 to $7.1 million at December 31, 2013.

Statement of Cash Flows
Cash provided by operating activities was $378.8 million, $422.3 million and $506.0 million for 2013, 2012 and 2011, respectively.
The table below presents the components of net cash provided by operating activities.

(in Millions)	Twelve months ended December 31,
	2013	2012	2011
Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	659.0	639.1	587.4
Significant non-cash expenses (1)	221.6	220.6	264.6
Operating income before non-cash expenses (Non-GAAP)	880.6	859.7	852.0

Change in trade receivables (2)	(394.5)	(191.6)	(107.8)
Change in inventories (3)	5.1	(194.5)	(109.9)
Change in accounts payable (4)	40.4	51.4	65.4
Change in accrued rebates (5)	63.8	27.2	15.5
Change in advance payments from customers (6)	35.9	64.0	44.7
Change in all other operating assets and liabilities (7)	30.4	(3.5)	(80.9)
Restructuring and other spending (8)	(7.3)	(0.9)	(2.4)
Environmental spending, continuing, net of recoveries (9)	(7.8)	(7.1)	(12.0)
Pension and other postretirement benefit contributions (10)	(68.0)	(77.5)	(67.0)
Cash basis operating income (Non-GAAP)	578.6	527.2	597.6

Net interest payments	(39.4)	(36.2)	(36.3)
Tax payments, net of refunds (11)	(153.3)	(59.0)	(47.9)
Excess tax benefits from share-based compensation (12)	(7.1)	(9.7)	(7.4)

Cash provided by operating activities of continuing operations	378.8	422.3	506.0
____________________

(1)	Represents the sum of depreciation, amortization, non-cash asset write down, share-based compensation and pension charges.

(2)
Overall, the increase in trade receivables in each year is primarily due to revenue increases, particularly for FMC Agricultural Solutions sales in Brazil where terms are significantly longer than the rest of our businesses.

(3)
Inventory levels remained fairly consistent from 2012 to 2013 as projected demand in early 2014 is expected to be in-line with prior year. The change in inventory from 2011 to 2012 was primarily due to an inventory build to fulfill strong projected 2013 season demand in FMC Agricultural Solutions and to support continued growth in the business.

(4)	The increase in accounts payable for all years present is primarily due to inventory build at the end of each year to satisfy projected demand for the following year.

(5)
These rebates are associated with our FMC Agricultural Solutions segment and are primarily in North America and Brazil and generally settle in the fourth quarter of each year. The changes year over year are primarily associated with timing of payments and increased sales.

(6)
The advance payments from customers represent advances from our FMC Agricultural Solutions segment customers. The change for each year presented are consistent with our sales increases year over each year and our projected demand in early 2014.

(7)	Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities.

(8)	See Note 7 in our consolidated financial statements included in this Form 10-K for further details.

(9)
Included in our income for each of the years presented are environmental charges of $6.2 million, $5.8 million and $3.1 million for environmental and remediation at our operating sites. The amounts in 2013 will be spent in future years. The amounts represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(10)
Amounts include voluntary contributions to our U.S. defined benefit plan of $40 million, $65 million and $55 million, respectively. In 2013 the amount also includes a lump-sum payout of approximately $15.4 million from our nonqualified pension plan.

(11)
We utilized the last of our tax losses and tax credit carryforwards in the United States in 2012, and therefore, saw an increase in total cash taxes paid. Higher tax cash payments in 2013, were reflective of higher profits in the U.S. as well as $35.5 million in advanced tax payments which were classified as prepaid taxes in the consolidated balance sheet at December 31, 2013.

(12)	Amounts are presented as a financing activity in the statement of cash flows, from share-based compensation.

Cash required by operating activities of discontinued operations was $50.1 million, $62.6 million and $124.7 million for 2013, 2012 and 2011, respectively.
The decrease from 2012 to 2013 is primarily due to reduced spending associated with our discounted restructuring activities. The spending decrease from 2011 to 2012 was directly associated with the exit of our discontinued Huevla, Spain - FMC Peroxygens' operations. In the fourth quarter of 2010, we exited our Huelva operations, and most of the spending associated with the exit was spent in 2011. Additionally, in 2011 amounts included the $44 million payment associated with the European Union Fine.
Cash required by investing activities was $628.5 million, $363.6 million and $302.0 million for 2013, 2012 and 2011, respectively.
The increase in spending during the year ended December 31, 2013, as compared to the same period in 2012, was primarily due to the Epax acquisition completed in the third quarter of 2013 and higher spending on capital expenditures compared to 2012. Increased spending from 2011 to 2012 is primarily due to higher capital spending associated with capital expansions, primarily in our Health and Nutrition segment and our Alkali and Lithium divisions, and as well as increased expenditures related to our FMC Agricultural Solutions segment contract manufacturers. See Note 3 to the consolidated financial statements included within this Form 10-K for more information on our acquisitions.
Cash provided (required) by financing activities was $371.2 million, $(48.2) million and $(25.3) million in 2013, 2012 and 2011, respectively.
The change in financing activities is primarily due to borrowings under our commercial paper ("CP") program which was implemented during the second quarter of 2013 and the issuance of $400 million in senior notes in the fourth quarter of 2013. These borrowings were partially offset by repayments of borrowings under our committed credit facility, the acquisition of an additional 6.25% ownership interest in our consolidated entity FMC Wyoming and higher dividends paid and share repurchases compared to 2012. The change in 2012 as compared to 2011 was primarily due to lower proceeds from long term debt borrowings, slightly offset by higher borrowings under our credit facility and lower repayments of scheduled long term debt maturities.
Other potential liquidity needs
Our cash needs for 2014 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At December 31, 2013 our remaining borrowing capacity under our credit facility was $770.8 million (which includes borrowings under our commercial paper program).
In December 2013, we signed a definitive agreement to sell FMC Peroxygens for $200 million. We expect the sale to be completed in first quarter of 2014. We intend to use the proceeds to pay down our short term debt borrowings.
Projected 2014 capital expenditures as well as expenditures related to contract manufacturers are expected to be approximately 15 percent higher than 2013 levels, primarily to increase capacity in our FMC Health and Nutrition segment and our Alkali division within our FMC Minerals segment.
Projected 2014 spending includes approximately $35 million of net environmental remediation spending. This spending does not include expected spending of approximately $10 million in 2014 on capital projects relating to environmental control facilities. Also, we expect to spend approximately $30 million in 2014 for environmental compliance costs, which we will include as a component of costs of sales and services in our consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls over the foregoing projections.
Our U.S. Pension Plan assets increased significantly from $984.0 million at December 31, 2012 to $1,192.9 million at December 31, 2013 due to stock market performance. Our U.S. Pension Plan assets comprise approximately 93 percent of our total plan assets with the difference representing plan assets related to foreign pension plans. See Note 13 to the consolidated financial statements included within this Form 10-K for details on how we develop our long-term rate of return assumptions. We made contributions of $40 million and $65 million in 2013 and 2012, respectively, and intend to contribute $50 million in 2014. Our contributions in 2012, 2013 and our intended contribution in 2014 are all in excess of the minimum requirements. Our contributions in excess of the minimum requirement are done with the objective of reducing future funding volatility. We do not believe that this additional contribution in 2014 will have a material impact on our current and future liquidity needs. However, volatility of interest rates and equity returns may require greater contributions in the future.
On April 23, 2013, our Board-authorized the repurchase of up to $500 million of our common shares. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. The authorization on April 23, 2013 replaced the previous authority under which $134.9 million was unused. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans. During the year ended December 31, 2013, we repurchased 4,998,843 shares under the publicly announced repurchase program for $359.9 million. At December 31, 2013, $250 million remained unused under our Board-authorized repurchase program.

Commitments
We provide guarantees to financial institutions on behalf of certain FMC Agricultural Solutions customers, principally Brazilian customers, for their seasonal borrowing. The total of these guarantees was $27.9 million and $31.4 million at December 31, 2013, and 2012, respectively, and are recorded on the consolidated balance sheets for each date as “Guarantees of vendor financing”.
Short-term debt consisted of foreign credit lines at December 31, 2013, and 2012. We provide parent-company guarantees to lending institutions providing credit to our foreign subsidiaries.
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
Our total significant committed contracts that we believe will affect cash over the next four years and beyond are as follows:

Contractual Commitments	Expected Cash Payments by Year
(in Millions)	2014	2015	2016	2017	2018 & beyond	Total
Debt maturities (1)	$697.8	$0.9	$1.0	$0.7	$1,154.0	$1,854.4
Contractual interest (2)	55.6	52.6	52.6	52.6	317.3	530.7
Lease obligations (3)	26.3	25.9	17.3	15.4	157.3	242.2
Certain long-term liabilities (4)	4.5	5.1	5.1	5.1	35.3	55.1
Derivative contracts	6.4	—	—	—	—	6.4
Purchase obligations (5)	36.8	8.6	0.6	—	19.5	65.5
Total (6)	$827.4	$93.1	$76.6	$73.8	$1,683.4	$2,754.3
 ____________________

(1)	Excluding discounts.

(2)
Contractual interest is the interest we are contracted to pay on our long-term debt obligations. We had $18.6 million of long-term debt subject to variable interest rates at December 31, 2013. The rate assumed for the variable interest component of the contractual interest obligation was the rate in effect at December 31, 2013. Variable rates are determined by the market and will fluctuate over time.

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

(6)
As of December 31, 2013, the liability for uncertain tax positions was $37.3 million and this liability is excluded from the table above. Additionally, accrued pension and other postretirement benefits and our environmental liabilities as recorded on our consolidated balance sheets are excluded from the table above. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and periods in which these liabilities might be paid.

Contingencies
See Note 19 to our consolidated financial statements included in this Form 10-K.

Climate Change
We continue to follow legislative and regulatory developments regarding climate change because the regulation of greenhouse gases, depending on their nature and scope, could subject some of our manufacturing operations to additional costs or limits on operations. Our Alkali Chemicals Division mines and refines trona ore into soda ash and related products at our Westvaco and Granger facilities near Green River, Wyoming. This activity constitutes most of FMC's greenhouse gas emissions globally. In 2013, we reported approximately 2.2 million metric tons of direct emissions from the Green River operations for 2012 as part of the EPA Greenhouse gas reporting program.
In the absence of federal climate change legislation in the United States, EPA has moved forward with a finding of “endangerment” and a promulgated “tailoring rule” to apply the Prevention of Significant Deterioration (PSD) provisions of the Clean Air Act to greenhouse gas emissions. Pursuant to the Tailoring rule, FMC has submitted a PSD application for a proposed project for one of our Wyoming facilities, and EPA has issued a draft permit. A significant source of greenhouse gas emissions at the Green River operations are emissions from the beneficiation of trona ore. That is, a significant portion of the greenhouse gases released during the mining and refining of soda ash occurs naturally in the trona ore feedstock. Unlike the situation with energy efficiency, where efficiencies may result in a reduction of greenhouse gases, the amount of greenhouse gases present in the trona ore cannot be reduced. All of the companies producing natural soda ash have such refining emissions. Yet, the lower energy intensity of natural soda ash provides a favorable carbon intensity compared with synthetic soda ash produced throughout the rest of the world. Soda ash is an essential raw material in the production of glass of all kinds. Climate change, energy intensity and alternative forms of energy will drive increased production of new forms of glass (lower emissivity glass, solar panel glass, etc.) and will increase the need for this essential raw material from FMC. The soda ash industry has an interest in assuring that climate change legislation or regulation recognizes the benefits of soda ash (particularly natural soda ash) and the challenges facing this industry in controlling its greenhouse gas emissions.
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
In 2013, two U.S. plants in our Health & Nutrition business also reported emissions above the EPA's reporting threshold, but each plant's emissions are substantially less than at our Green River operations, in total less than 0.1 million metric tons.
At this point our U.S. facilities are not subject to any state or regional greenhouse gas regulation that limits or imposes fees on current emissions, and while some of our foreign operations may be subject to national or local energy management or climate change regulation, the cost to these facilities has not been and is not expected to be material to FMC.
We have considered the potential physical risks to FMC facilities and operations and the indirect consequences of regulation or business trends as a result of potential future climate change. We routinely assess our facilities for potential natural hazard exposures and do not expect material impacts based on currently available information.
Recently Adopted and Issued Accounting Pronouncements and Regulatory Items
See Note 2 "Recently Issued and Adopted Accounting Pronouncements and Regulatory Items" to our consolidated financial statements included in this Form 10-K.

Critical Accounting Policies
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (U.S. GAAP) . The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 "Principal Accounting Policies and related Financial Information" to our consolidated financial statements included in this Form 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of the Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition in accordance with U.S. GAAP and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
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
We perform an annual impairment test of goodwill and indefinite-lived intangible assets in the third quarter of each year, or more frequently whenever an event or change in circumstances occur that would require reassessment of the recoverability of those assets. In performing our evaluation we assess qualitative factors such as overall financial performance of our reporting units, anticipated changes in industry and market structure, competitive environments, planned capacity and cost factors such as raw material prices. Based on our assessment for 2013, we determined that no impairment charge to our continuing operations was required.
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
We select the discount rate used to calculate pension and other postretirement obligations based on a review of available yields on high-quality corporate bonds as of the measurement date. In selecting a discount rate as of December 31, 2013, we placed particular emphasis on a discount rate yield-curve provided by our actuary. This yield-curve when populated with projected cash flows that represented the expected timing and amount of our plans' benefit payments, produced a single effective interest discount rate of 4.95 percent, which was used to measure the plan's liabilities.
The discount rates used at our December 31, 2013 and 2012 measurement dates were 4.95 percent and 4.15 percent, respectively. The effect of the change in the discount rate from 4.15 percent to 4.95 percent at December 31, 2013 resulted in a $121.3 million decrease to our pension and other postretirement benefit obligations. The effect of the change in the discount rate from 4.95 percent at December 31, 2011 to 4.15 percent at December 31, 2012 resulted in a $12.7 million increase to 2013 pension and other postretirement benefit expense.

The change in discount rate from 4.15 percent at December 31, 2012 to 4.95 percent at December 31, 2013 was attributable to a increase in yields on high quality corporate bonds with cash flows matching the timing and amount of our expected future benefit payments between the 2012 and 2013 measurement dates. Using the December 31, 2012 yield curve, our plan cash flows produced a single weighted-average discount rate of approximately 4.15 percent. Matching our plan cash flows to a similarly constructed curve reflecting high-yielding bonds available as of December 31, 2013, resulted in a single weighted-average discount rate of approximately 4.95 percent.
In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions, and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 9.90 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors which are discussed in Note 13 to our consolidated financial statements in this Form 10-K. Our long-term rate of return for 2013 and 2012 was 7.75 percent which we adjusted downward from 8.50 percent in 2011. The effect of the change in the long-term rate of return from 8.5 percent during 2011 to 7.75 percent during 2012 resulted in a $6.4 million increase to 2012 pension and other postretirement benefit expense.
For the sensitivity of our pension costs to incremental changes in assumptions see our discussion below.
Sensitivity analysis related to key pension and postretirement benefit assumptions.
A one-half percent increase in the assumed discount rate would have decreased pension and other postretirement benefit obligations by $67.2 million and $77.8 million at December 31, 2013 and 2012, respectively, and decreased pension and other postretirement benefit costs by $5.8 million, $8.2 million and $6.5 million for 2013, 2012 and 2011, respectively. A one-half percent decrease in the assumed discount rate would have increased pension and other postretirement benefit obligations by $73.9 million and $85.7 million at December 31, 2013 and 2012, respectively, and increased pension and other postretirement benefit net periodic benefit cost by $6.2 million, $8.4 million and $6.6 million for 2013, 2012 and 2011, respectively.
A one-half percent increase in the assumed expected long-term rate of return on plan assets would have decreased pension costs by $4.8 million, $4.7 million and $4.6 million for 2013, 2012 and 2011, respectively. A one-half percent decrease in the assumed long-term rate of return on plan assets would have increased pension costs by $4.8 million, $4.7 million and $4.6 million for 2013, 2012 and 2011, respectively.
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
Dividends
On January 16, 2014, we paid dividends aggregating $18.0 million to our shareholders of record as of December 31, 2013. This amount is included in “Accrued and other liabilities” on the consolidated balance sheets as of December 31, 2013. For the years ended December 31, 2013, 2012 and 2011, we paid $73.6 million, $47.8 million and $41.2 million in dividends, respectively.
Fair Value Measurements
See Note 18 to our consolidated financial statements included in this Form 10-K for additional discussion surrounding our fair value measurements.

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
At December 31, 2013, our net financial instrument position was a net liability of $6.4 million compared to a net liability of $2.2 million at December 31, 2012. The change in the net financial instrument position was primarily due to lower unrealized losses in our commodity and foreign exchange portfolios.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among coal, electricity and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at December 31, 2013 and 2012, with all other variables (including interest rates) held constant.

		Hedged energy exposure vs. Energy market pricing
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Increase	10% Decrease
Net asset/(liability) position at December 31, 2013	$0.1	$3.0	$(2.7)

Net asset/(liability) position at December 31, 2012	(1.3)	$3.3	$(5.4)
Our FMC Agricultural Solutions segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of December 31, 2013 and 2012 our net financial instrument position was immaterial.
Foreign Currency Exchange Rate Risk
The primary currencies for which we have exchange rate exposure are the U.S. dollar versus the euro, the U.S. dollar versus the Chinese yuan, the U.S. dollar versus the Brazilian real and the U.S. dollar versus the Argentine peso. Foreign currency debt and foreign exchange forward contracts are used in countries where we do business, thereby reducing our net asset exposure. Foreign exchange forward contracts are also used to hedge firm and highly anticipated foreign currency cash flows.

To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at December 31, 2013 and 2012, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset/(liability) position at December 31, 2013	$(6.5)	$9.1	$(21.0)

Net asset/(liability) position at December 31, 2012	$(0.9)	$4.6	$(5.2)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2013 and 2012, we had no interest rate swap agreements.
Our debt portfolio, at December 31, 2013, is composed of 63 percent fixed-rate debt and 37 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our commercial paper program, credit facility, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at December 31, 2013, a one percentage point increase in interest rates would have increased gross interest expense by $6.8 million and a one percentage point decrease in interest rates would have decreased gross interest expense by $2.3 million for the year ended December 31, 2013.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are included herein:

(1)	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

(2)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

(3)	Consolidated Balance Sheets as of December 31, 2013 and 2012

(4)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

(5)	Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011

(6)	Notes to Consolidated Financial Statements

(7)	Report of Independent Registered Public Accounting Firm

(8)	Management’s Report on Internal Control over Financial Reporting

(9)	Report of Independent Registered Public Accounting Firm

FMC CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

(in Millions, Except Per Share Data)	Year Ended December 31,
	2013	2012	2011
Revenue	$3,874.8	$3,409.9	$3,036.3
Costs and Expenses
Costs of sales and services	2,534.4	2,141.6	1,935.7

Gross Margin	1,340.4	1,268.3	1,100.6

Selling, general and administrative expenses	515.8	489.7	405.8
Research and development expenses	117.7	112.0	101.1
Restructuring and other charges (income)	47.9	27.5	6.3
Total costs and expenses	3,215.8	2,770.8	2,448.9
Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	659.0	639.1	587.4
Equity in (earnings) loss of affiliates	0.9	0.7	(0.8)
Interest income	(0.2)	(0.1)	(0.1)
Interest expense	42.4	40.8	35.1
Income from continuing operations before income taxes	615.9	597.7	553.2
Provision for income taxes	148.6	134.5	132.9
Income from continuing operations	467.3	463.2	420.3
Discontinued operations, net of income taxes	(159.3)	(27.5)	(38.1)
Net income	308.0	435.7	382.2
Less: Net income attributable to noncontrolling interests	14.1	19.5	16.3
Net income attributable to FMC stockholders	$293.9	$416.2	$365.9
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$453.2	$443.7	$404.0
Discontinued operations, net of income taxes	(159.3)	(27.5)	(38.1)
Net income attributable to FMC stockholders	$293.9	$416.2	$365.9
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$3.34	$3.21	$2.83
Discontinued operations	(1.18)	(0.20)	(0.26)
Net income attributable to FMC stockholders	$2.16	$3.01	$2.57
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$3.33	$3.20	$2.81
Discontinued operations	(1.17)	(0.20)	(0.26)
Net income attributable to FMC stockholders	$2.16	$3.00	$2.55
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in Millions)	Year Ended December 31,
	2013	2012	2011
Net Income	$308.0	$435.7	$382.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	0.1	2.5	(15.0)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of ($2.1), ($0.1) and ($5.3)	(4.9)	(0.2)	(10.3)
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $0.1, $3.0 and $3.4	0.3	5.9	6.6
Total derivative instruments, net of tax of ($2.0), $2.9 and ($1.9)	(4.6)	5.7	(3.7)

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of $103.9, ($30.8) and ($47.1)	174.0	(57.3)	(80.3)
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $21.8, $18.4 and $13.3	35.9	30.4	20.1
Total pension and other postretirement benefits, net of tax of $125.7, ($12.4) and ($33.8)	209.9	(26.9)	(60.2)

Other comprehensive income (loss), net of tax	205.4	(18.7)	(78.9)
Comprehensive income	$513.4	$417.0	$303.3
Less: Comprehensive income attributable to the noncontrolling interest	12.5	19.7	15.7
Comprehensive income attributable to FMC stockholders	$500.9	$397.3	$287.6
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates permanently, however see Note 11, regarding the impact from the expected sale of our discontinued FMC Peroxygens segment on certain of these foreign subsidiaries.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
(in Millions, Except Share and Par Value Data)	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$123.2	$77.1
Trade receivables, net of allowance of $30.2 in 2013 and $26.8 in 2012	1,484.3	1,073.7
Inventories	688.4	642.4
Prepaid and other current assets	236.8	172.9
Deferred income taxes	214.0	123.4
Current assets of discontinued operations held for sale	198.3	92.4
Total current assets	2,945.0	2,181.9
Investments	26.8	26.1
Property, plant and equipment, net	1,248.3	956.2
Goodwill	389.4	277.6
Other intangibles, net	272.3	205.7
Other assets	262.0	247.6
Deferred income taxes	91.4	234.6
Noncurrent assets of discontinued operations held for sale	—	244.2
Total assets	$5,235.2	$4,373.9
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$697.8	$55.6
Accounts payable, trade and other	475.2	404.2
Advance payments from customers	178.9	140.2
Accrued and other liabilities	307.0	254.1
Accrued customer rebates	203.7	141.7
Guarantees of vendor financing	27.9	31.4
Accrued pension and other postretirement benefits, current	12.7	21.3
Income taxes	35.3	32.9
Current liabilities of discontinued operations held for sale	48.2	54.1
Total current liabilities	1,986.7	1,135.5
Long-term debt, less current portion	1,154.1	908.8
Accrued pension and other postretirement benefits, long-term	57.8	375.8
Environmental liabilities, continuing and discontinued	175.2	200.2
Deferred income taxes	73.1	—
Noncurrent liabilities of discontinued operations held for sale	—	3.3
Other long-term liabilities	216.2	195.5
Commitments and contingent liabilities (Note 19)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2013 or 2012	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares in 2013 and 2012; 185,983,792 issued shares in 2013 and 2012	18.6	18.6
Capital in excess of par value of common stock	448.3	481.9
Retained earnings	2,757.3	2,536.5
Accumulated other comprehensive income (loss)	(201.9)	(408.9)
Treasury stock, common, at cost: 53,098,103 shares in 2013 and 48,313,414 shares in 2012	(1,502.5)	(1,147.8)
Total FMC stockholders’ equity	1,519.8	1,480.3
Noncontrolling interests	52.3	74.5
Total equity	1,572.1	1,554.8
Total liabilities and equity	$5,235.2	$4,373.9
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Year Ended December 31,
	2013	2012	2011
Cash provided (required) by operating activities of continuing operations:
Net income	$308.0	$435.7	$382.2
Discontinued operations	159.3	27.5	38.1
Income from continuing operations	$467.3	$463.2	$420.3
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	127.2	115.9	99.6
Equity in (earnings) loss of affiliates	0.9	0.7	(0.8)
Restructuring and other charges (income)	47.9	27.5	6.3
Deferred income taxes	19.6	55.1	82.4
Pension and other postretirement benefits	62.3	57.1	35.1
Share-based compensation	14.2	16.0	14.8
Excess tax benefits from share-based compensation	(7.1)	(9.7)	(7.4)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(394.5)	(191.6)	(107.8)
Guarantees of vendor financing	(3.6)	12.9	(5.6)
Inventories	5.1	(194.5)	(109.9)
Other current assets and other assets	(32.3)	(56.1)	(5.2)
Accounts payable	40.4	51.4	65.4
Accrued and other current liabilities and other liabilities	35.0	34.8	31.0
Advance payments from customers	35.9	64.0	44.7
Accrued customer rebates	63.8	27.2	15.5
Income taxes	(20.2)	33.9	9.0
Pension and other postretirement benefit contributions	(68.0)	(77.5)	(67.0)
Environmental spending, continuing, net of recoveries	(7.8)	(7.1)	(12.0)
Restructuring and other spending	(7.3)	(0.9)	(2.4)
Cash provided (required) by operating activities	378.8	422.3	506.0
Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(31.0)	(23.3)	(21.1)
Operating activities of discontinued operations held for sale	(0.4)	2.8	16.7
Payments of other discontinued reserves	(18.7)	(42.1)	(120.3)
Cash provided (required) by operating activities of discontinued operations	(50.1)	(62.6)	(124.7)
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Year Ended December 31,
	2013	2012	2011
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(221.9)	$(177.3)	$(156.8)
Proceeds from disposal of property, plant and equipment	2.2	2.8	1.2
Acquisitions, net of cash acquired	(339.6)	(142.8)	(124.8)
Investments in nonconsolidated affiliates	(6.4)	(13.9)	(3.2)
Other investing activities	(62.8)	(32.4)	(18.4)
Cash provided (required) by investing activities of continuing operations	(628.5)	(363.6)	(302.0)
Cash provided (required) by investing activities of discontinued operations held for sale	(24.7)	(30.0)	(56.0)
Cash provided (required) by financing activities of continuing operations:
Net borrowings (repayments) under committed credit facility	(130.0)	130.0	—
Increase (decrease) in short-term debt	613.3	22.6	9.0
Proceeds from borrowing of long-term debt	410.5	5.9	300.2
Financing fees	(4.0)	—	(8.5)
Repayments of long-term debt	(4.9)	(20.4)	(121.3)
Acquisitions of noncontrolling interests	(80.0)	—	—
Distributions to noncontrolling interests	(9.9)	(15.4)	(12.9)
Dividends paid	(73.6)	(47.8)	(41.2)
Issuances of common stock, net	10.7	18.7	11.3
Excess tax benefits from share-based compensation	7.1	9.7	7.4
Contingent consideration paid	(1.0)	(2.5)	—
Repurchases of common stock under publicly announced program	(359.9)	(144.9)	(165.1)
Other repurchases of common stock	(7.1)	(4.1)	(4.2)
Cash provided (required) by financing activities	371.2	(48.2)	(25.3)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.3	(0.6)
Increase (decrease) in cash and cash equivalents	46.1	(81.8)	(2.6)
Cash and cash equivalents, beginning of period	77.1	158.9	161.5
Cash and cash equivalents, end of period	$123.2	$77.1	$158.9
Cash paid for interest, net of capitalized interest was $39.4 million, $36.2 million and $36.3 million, and income taxes paid, net of refunds was $153.3 million, $59.0 million and $47.9 million in December 31, 2013, 2012 and 2011, respectively. Accrued additions to property, plant and equipment at December 31, 2013 and 2012 were $53.5 million and $25.3 million, respectively.

See Note 15 regarding quarterly cash dividend.

The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	FMC Stockholders’
(in Millions, Except Per Share Data)	Common Stock, $0.10 Par Value	Capital In Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interest	Total Equity
Balance December 31, 2010	$18.6	$434.3	$1,853.0	$(311.7)	$(862.7)	$57.7	$1,189.2
Net income			365.9			16.3	382.2
Stock compensation plans		12.8			14.1		26.9
Excess tax benefits from share-based compensation		7.4					7.4
Shares for benefit plan trust					(0.8)		(0.8)
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax				(60.2)			(60.2)
Net hedging gains (losses) and other, net of income tax				(3.7)			(3.7)
Foreign currency translation adjustments				(14.4)		(0.6)	(15.0)
Dividends ($0.30 per share)			(42.7)				(42.7)
Repurchases of common stock					(169.3)		(169.3)
Noncontrolling interests associated with an acquisition						3.0	3.0
Distributions to noncontrolling interests						(12.9)	(12.9)
Balance December 31, 2011	$18.6	$454.5	$2,176.2	$(390.0)	$(1,018.7)	$63.5	$1,304.1
Net income			416.2			19.5	435.7
Stock compensation plans		17.7			17.6		35.3
Excess tax benefits from share-based compensation		9.7					9.7
Shares for benefit plan trust					2.3		2.3
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax				(26.9)			(26.9)
Net hedging gains (losses) and other, net of income tax				5.7			5.7
Foreign currency translation adjustments				2.3		0.2	2.5
Dividends ($0.405 per share)			(55.9)				(55.9)
Repurchases of common stock					(149.0)		(149.0)
Noncontrolling interests associated with an acquisition						6.7	6.7
Distributions to noncontrolling interests						(15.4)	(15.4)
Balance December 31, 2012	$18.6	$481.9	$2,536.5	$(408.9)	$(1,147.8)	$74.5	$1,554.8
Net income			293.9			14.1	308.0
Stock compensation plans		14.5			11.6		26.1
Excess tax benefits from share-based compensation		7.1					7.1
Shares for benefit plan trust					0.7		0.7
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax				209.9			209.9
Net hedging gains (losses) and other, net of income tax				(4.6)			(4.6)
Foreign currency translation adjustments				1.7		(1.6)	0.1
Dividends ($0.54 per share)			(73.1)				(73.1)
Repurchases of common stock					(367.0)		(367.0)
Noncontrolling interests associated with an acquisition (1)		(55.2)				(24.8)	(80.0)
Distributions to noncontrolling interests						(9.9)	(9.9)
Balance December 31, 2013	$18.6	$448.3	$2,757.3	$(201.9)	$(1,502.5)	$52.3	$1,572.1
____________________
(1)    See Note 15 for more detail.
The accompanying notes are an integral part of these consolidated financial statements.

FMC CORPORATION
Notes to Consolidated Financial Statements

Note 1: Principal Accounting Policies and Related Financial Information
Nature of operations. We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: FMC Agricultural Solutions, FMC Health and Nutrition and FMC Minerals. Our FMC Agricultural Solutions segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides, and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as pest control in non-agricultural markets. FMC Health and Nutrition focuses on food ingredients and pharmaceuticals additives with an intention to expand into nutraceuticals, personal care and similar markets. Food ingredients are used to enhance texture, color, structure and physical stability; pharmaceutical additives are used for binding, encapsulation and disintegrant applications. Our FMC Minerals segment manufactures a wide range of inorganic materials, that are produced from two key minerals: Trona (soda ash) and lithium.
2013 Segment realignment and presentation change. In April 2013, we made the decision to simplify our organizational structure to focus on three core business segments. For more information on this presentation change see Note 20.
FMC Peroxygens Divestiture. In July 2013 our FMC Peroxygens segment was classified as a discontinued operation. For more information on the discontinued operations see Note 9.
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
Our method of calculating the general formula consists of estimating the recoverability of trade receivables based on historical experience, current collection trends, and external business factors such as economic factors, including regional bankruptcy rates, and political factors. Our analysis of trade receivable collection risk is performed quarterly, and the allowance is adjusted accordingly. The allowance for trade receivable is $30.2 million and $26.8 million as of December 31, 2013 and 2012, respectively. The provision to the allowance for trade receivables charged against operations was $5.7 million, $8.8 million and $3.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
Capitalized interest. We capitalized interest costs of $5.7 million in 2013, $7.2 million in 2012 and $6.3 million in 2011. These costs were associated with the construction of certain long-lived assets and have been capitalized as part of the cost of those assets. We amortize capitalized interest over the assets’ estimated useful lives.
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
Capitalized software. We capitalize the costs of internal use software in accordance with accounting literature which generally requires the capitalization of certain costs incurred to develop or obtain internal use software. We assess the recoverability of capitalized software costs on an ongoing basis and record write-downs to fair value as necessary. We amortize capitalized software costs over expected useful lives ranging from three to 10 years. See Note 21 for the unamortized computer software balances.
Goodwill and intangible assets. Goodwill and other indefinite life intangible assets (“intangibles”) are not subject to amortization. Instead, they are subject to at least an annual assessment for impairment by applying a fair value-based test.
We test goodwill and indefinite life intangibles for impairment annually using the criteria prescribed by U.S. GAAP accounting guidance for goodwill and other intangible assets. We did not record any goodwill or indefinite life intangible impairments to continuing operations in 2013, 2012 and 2011. Based upon our annual impairment test, conducted in 2013, we believe that the fair value of our reporting units with goodwill substantially exceeds their carrying value.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We periodically enter into prepayment arrangements with customers, primarily in our FMC Agricultural Solutions segment, and receive advance payments for product to be delivered in future periods. These advance payments are recorded as deferred revenue and classified as “Advance payments from customers” on the consolidated balance sheet. Revenue associated with advance payments is recognized as shipments are made and title, ownership and risk of loss pass to the customer.
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
Foreign currency. We translate the assets and liabilities of our foreign operations at exchange rates in effect at the balance sheet date. For foreign operations for which the functional currency is not the U.S. dollar we record translation gains and losses as a component of accumulated other comprehensive income in equity. The foreign operations' income statements are translated at the monthly exchange rates for the period.

We record remeasurement gain and losses on monetary assets and liabilities, such as accounts receivables and payables, which are not in the functional currency of the operation. These remeasurement gains and losses are recorded in the income statement as they occur. We generally enter into foreign currency contracts to mitigate the financial risk associated with these transactions.  See “Derivative financial instruments” below and Note 18.
Derivative financial instruments. We mitigate certain financial exposures, including currency risk, interest rate risk and commodity price exposures, through a controlled program of risk management that includes the use of derivative financial instruments. We enter into foreign exchange contracts, including forward and purchased option contracts, to reduce the effects of fluctuating foreign currency exchange rates.
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
Treasury stock. We record shares of common stock repurchased at cost as treasury stock, resulting in a reduction of stockholders’ equity in the Consolidated Balance Sheets. When the treasury shares are contributed under our employee benefit plans or issued for option exercises, we use a first-in, first-out (“FIFO”) method for determining cost. The difference between the cost of the shares and the market price at the time of contribution to an employee benefit plan is added to or deducted from capital in excess of par value of common stock.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Segment information. We determined our reportable segments based on our strategic business units, the commonalities among the products and services within each segment and the manner in which we review and evaluate operating performance.
We have identified FMC Agricultural Solutions, FMC Health and Nutrition and FMC Minerals as our reportable segments. Segment disclosures are included in Note 20. Segment operating profit is defined as segment revenue less segment operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses and research and development expenses). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (income), investment gains and losses, loss on extinguishment of debt, asset impairments, LIFO inventory adjustments, acquisition related costs, non-operating pension and postretirement charges, and other income and expense items. Information about how restructuring and other charges (income) relate to our businesses at the segment level is discussed in Note 7.
Segment assets and liabilities are those assets and liabilities that are recorded and reported by segment operations. Segment operating capital employed represents segment assets less segment liabilities. Segment assets exclude corporate and other assets, which are principally cash equivalents, the LIFO reserve on inventory, deferred income taxes, eliminations of intercompany receivables and property and equipment not attributable to a specific segment, such as capitalized interest. Segment liabilities exclude substantially all debt, income taxes, pension and other postretirement benefit liabilities, environmental reserves and related recoveries, restructuring reserves, deferred gains on sale and leaseback of equipment, fair value of currency contracts, intercompany eliminations, and reserves for discontinued operations.
Geographic segment revenue is based on the location of our customers. Geographic segment long-lived assets include investments, net property, plant and equipment, and other non-current assets. Geographic segment data is included in Note 20.
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
Reclassifications. We have recast all the data within this filing to reflect the changes in our reportable segments to conform to the current year presentation and to present our FMC Peroxygens segment as a discontinued operation retrospectively for all periods presented.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
Accounting guidance and regulatory items adopted in 2013
Reclassification from Accumulated Other Comprehensive Income
In February 2013, the Financial Accounting Standards Board ("FASB") issued its guidance requiring new disclosures for the reclassification from accumulated other comprehensive income (AOCI) to net income. This new guidance requires that we present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. We adopted this new guidance effective on January 1, 2013. Upon adoption, we decided to present the required disclosures in a new footnote to our consolidated financial statements. For the new disclosures refer to the Reclassifications of Accumulated Other Comprehensive Income footnote, see Note 16.
Balance Sheet - Offsetting
In December 2011, the FASB issued its updated guidance on balance sheet offsetting. This new standard provides guidance to determine when offsetting in the balance sheet is appropriate. The guidance is designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments. The goal is to provide users of the financial statements the ability to evaluate the effect or potential effect of netting arrangements on an entity's statement of financial position. We adopted this new guidance on January 1, 2013. The adoption of this guidance resulted in additional disclosure included within our Financial Instruments, Risk Management and Fair Value Measurements footnote, see Note 18.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 3: Acquisitions

2013 Acquisitions
Epax:
In July 2013, we acquired 100 percent of the stock of Epax Nutra Holding III AS and Epax UK Holding III AS (together, “Epax”). Epax is a global supplier of fish-based omega-3 EPA/DHA fatty acid concentrates. Epax will be integrated into our FMC Health and Nutrition segment from the acquisition date. The acquisition of Epax is an important step in fulfilling our strategic intent to broaden our product and customer base within our Health and Nutrition segment.
The results of operations related to Epax have been included in our results since the acquisition date. This acquisition was considered a business under the U.S. GAAP business combinations accounting guidance, and therefore we applied acquisition accounting. Acquisition accounting requires, among other things, that assets and liabilities assumed be recognized at their fair values as of the acquisition date. The net assets of the Epax acquisition were recorded at the estimated fair values using primarily Level 2 and Level 3 inputs (see Note 18 for an explanation of Level 2 and 3 inputs). In valuing acquired assets and liabilities, valuation inputs include an estimate of future cash flows and discount rates based on the internal rate of return and the weighted average rate of return. Transaction-related costs of approximately $4.8 million were expensed as incurred and recorded to "Selling, general and administrative expenses" within our consolidated statements of income.

Purchase Price Allocation
(in Millions)
Trade receivables	$15.6
Inventories (1)	53.7
Other current assets	5.0
Property, plant & equipment	136.8
Intangible assets (2)	71.7
Goodwill (3)	99.4
Other assets	0.6
Total fair value of assets acquired	$382.8

Current liabilities	$12.3
Deferred tax liabilities	30.5
Other liabilities	0.4
Total fair value of liabilities assumed	$43.2

Total cash paid, less cash acquired	$339.6
____________________

(1)
Fair value of finished good inventories acquired included a step-up in the value of approximately $9.1 million, of which $5.2 million was expensed in 2013 with the remaining to be expensed in 2014. Amounts are expensed to "Cost of sales and services."

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
Unaudited pro forma revenue and net income related to all of the acquisitions discussed above are not presented because the pro forma impact is not material.

FMC Wyoming:
In the first quarter of 2013, we completed the purchase of additional ownership interest in FMC Wyoming. See Note 15 for more information.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

2012 Acquisitions
GAT Microencapsulation AG:
In December 2012, we signed a perpetual, global licensing agreement, along with distribution and services agreements with GAT Microencapsulation AG covering a range of advanced crop protection products and proprietary formulation technologies. The acquired assets have been integrated into our FMC Agricultural Solutions segment.
Pectine Italia S.p.A.:
In August 2012, we acquired the assets of Pectine Italia S.p.A. (PI). PI produces pectin, a well known stabilizer and thickening agent used widely in many foods and derived predominately from lemon peels. The company has production facilities in Milazzo, on the island of Sicily. The acquired assets of PI are reported as part of our FMC Health and Nutrition segment.
Phytone Ltd.:
In June 2012, we acquired 100 percent of the stock of Phytone Ltd. (Phytone). Phytone is a natural colors producer based in the United Kingdom. Phytone's natural products and formulations are used by global customers in the food, beverage, personal care and nutrition sectors. Phytone has been consolidated into our existing FMC Health and Nutrition segment.
The total purchase price for the three 2012 acquisitions was $117.4 million. During the year ended December 31, 2013 we finalized the purchase price allocation of the 2013 acquisitions which did not result in any additional payments. The final purchase price for the 2012 acquisitions was primarily allocated to goodwill of $62.4 million, property, plant and equipment of $27.7 million and identifiable intangible assets of $38.8 million. See Note 4 for a reconciliation of the carrying amount of goodwill and intangibles assets at December 31, 2013 and 2012.

2011 Acquisitions
Rovral and Sportak:
In December 2011, we acquired the intellectual property associated with the fungicide chemistries: iprodione and prochloraz from Bayer CropScience, which included the trade names Rovral and Sportak. The acquired assets have been integrated into our FMC Agricultural Solutions segment.
South Pole Biogroup Ltda:
In November 2011, we acquired, via a stock purchase, 100 percent of South Pole Biogroup Ltda (SPB). SPB is a South American natural color and health ingredient producer that operates the BioColor and BioNutrition businesses. SPB has been consolidated into our FMC Health and Nutrition segment.
Ruralco Soluciones SA:
In July 2011, we acquired a 50 percent controlling ownership interest in a new Argentine agrochemical distribution company named Ruralco Soluciones SA (Ruralco). Ruralco has been integrated into our FMC Agricultural Solutions segment.
The total purchase price for the three 2011 acquisitions was $149.0 million of which $124.8 million was paid in 2011 and $24.2 million of additional purchase price was paid in 2012. During 2012 we paid $2.5 million in contingent consideration associated with the 2011 acquisitions for which we had accrued $3.5 million at December 31, 2011. The remaining amount of contingent consideration of $1.0 million was paid in 2013.
During the year ended December 31, 2012 we finalized the purchase price allocation of the 2011 acquisitions which resulted in a decrease of $0.7 million to the goodwill allocated during the preliminary purchase price allocation. These adjustments were made primarily as a result of working capital adjustments that were finalized. The final purchase price for the 2011 acquisitions was primarily allocated to goodwill of $17.9 million and identifiable intangible assets of $124.6 million. See Note 4 for a reconciliation of the carrying amount of goodwill and intangibles assets at December 31, 2013 and 2012.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment for the years ended December 31, 2013 and 2012, are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Health and Nutrition	FMC Minerals	Total
Balance, December 31, 2011	$12.4	$197.0	$—	209.4
Acquisitions	19.5	42.9	—	62.4
Foreign currency adjustments	0.2	6.3	—	6.5
Purchase price allocation adjustments (See Note 3)	(1.1)	0.4	—	(0.7)
Balance, December 31, 2012	$31.0	$246.6	$—	277.6
Acquisitions	—	99.4	—	99.4
Foreign currency adjustments	—	12.4	—	12.4
Balance, December 31, 2013	$31.0	$358.4	$—	389.4
Our intangible assets, other than goodwill, consist of the following:

		December 31, 2013			December 31, 2012
(in Millions)	Weighted avg. useful life at December 31, 2013	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	19 years	$159.3	$(15.2)	$144.1	$126.6	$(8.1)	$118.5
Patents	12 years	0.4	—	0.4	0.4	—	0.4
Trademarks and trade names	3 years	1.3	(0.4)	0.9	1.2	(0.1)	1.1
Purchased and licensed technologies	11 years	75.6	(19.3)	56.3	59.1	(14.0)	45.1
Other intangibles	12 years	4.3	(2.8)	1.5	4.1	(1.9)	2.2
		$240.9	$(37.7)	$203.2	$191.4	$(24.1)	$167.3

Intangible assets not subject to amortization (indefinite life)
Trademarks and trade names	$67.0		$67.0	$36.3		$36.3
In-process research & development	2.1		2.1	2.1		2.1
	$69.1		$69.1	$38.4		$38.4
Total intangible assets	$310.0	$(37.7)	$272.3	$229.8	$(24.1)	$205.7
The increase in both finite-lived and indefinite life intangible assets during the year ended December 31, 2013 was primarily due to the acquisitions completed during 2013 as further described in Note 3.
At December 31, 2013, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite life
FMC Agricultural Solutions	$107.4	$35.2
FMC Health and Nutrition	94.6	33.9
FMC Minerals	1.2	—
Total	$203.2	$69.1
Amortization related to intangible assets was not significant in the periods presented. The estimated pre-tax amortization expense for each of the five years ended December 31, 2014 to 2018 is $14.3 million, $14.1 million, $12.7 million, $12.3 million and $12.1 million, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 5: Inventories
Inventories consisted of the following:

	December 31,
(in Millions)	2013	2012
Finished goods	$283.0	$268.1
Work in process	276.7	235.1
Raw materials, supplies and other	297.8	304.3
FIFO inventory	857.5	807.5
Less: Excess of FIFO cost over LIFO cost	(169.1)	(165.1)
Net inventories	$688.4	$642.4
Approximately 38% and 40% of our inventories in 2013 and 2012, respectively were recorded on the LIFO basis.

Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	December 31, 2013	December 31, 2012
Land and land improvements	$154.3	$135.8
Mineral rights	31.4	31.4
Buildings	372.7	317.0
Machinery and equipment	1,839.3	1,741.3
Construction in progress	265.5	192.3
Total cost	2,663.2	2,417.8
Accumulated depreciation	(1,414.9)	(1,461.6)
Property, plant and equipment, net	$1,248.3	$956.2
Depreciation expense was $94.6 million, $84.0 million, and $81.4 million in 2013, 2012 and 2011, respectively.

Note 7: Restructuring and Other Charges (Income)
The following table shows total restructuring and other charges included in the respective line items of the Consolidated Statements of Income:

	Year Ended December 31,
(in Millions)	2013	2012	2011
Restructuring Charges and Asset Disposals	$9.6	$17.7	$2.3
Other Charges (Income), Net	38.3	9.8	4.0
Total Restructuring and Other Charges	$47.9	$27.5	$6.3

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

RESTRUCTURING CHARGES AND ASSET DISPOSALS

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Lithium Restructuring	$2.8	$4.4	$1.9	$9.1
Other Items	1.8	(1.7)	0.4	0.5
Year ended December 31, 2013	$4.6	$2.7	$2.3	$9.6
Lithium Restructuring	—	—	13.3	13.3
Other Items	(0.3)	0.7	4.0	4.4
Year ended December 31, 2012	$(0.3)	$0.7	$17.3	$17.7
Other Items	0.7	0.4	1.2	2.3
Year ended December 31, 2011	$0.7	$0.4	$1.2	$2.3
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

The restructuring charges and asset disposals noted above were the result of the following:
FMC Minerals
Lithium Restructuring
In 2012, we committed to the abandonment of various fixed assets, primarily equipment, associated with a Potash project that we have decided not to complete. Potash, commonly used in fertilizers, is a manufactured by-product of our Lithium extraction process in Argentina. Given the changes in Potash market conditions, this project was no longer economically viable. We recorded a non-cash charge of $13.3 million associated with the abandonment of these assets.
Additionally, in 2013, we implemented a plan to restructure a portion of the operations. The objective of the restructuring was to better align our business and costs to macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our Lithium facilities, primarily in North Carolina and Argentina. This restructuring is substantially complete.
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

(in Millions)	Balance at 12/31/11 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 12/31/12 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 12/31/13 (4)
Lithium Restructuring	$—	$—	$—	$—	$—	$7.2	$(6.9)	$—	$0.3
Other Workforce Related and Facility Shutdowns (1)	3.4	0.4	(0.9)	0.2	3.1	0.1	(0.4)	—	2.8
Restructuring activities related to discontinued operations (5)	9.0	10.0	(12.1)	0.5	7.4	(0.6)	(2.7)	(1.1)	3.0
Total	$12.4	$10.4	$(13.0)	$0.7	$10.5	$6.7	$(10.0)	$(1.1)	$6.1
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns described in the “Other Items” sections above.

(2)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. The accelerated depreciation and impairment charges noted above impacted our property, plant and equipment balances and are not included in the above tables.

(3)	Primarily foreign currency translation adjustments and cash proceeds associated with recoveries.

(4)	Included in “Accrued and other liabilities” on the consolidated balance sheets.

(5)
Cash spending associated with restructuring activities of discontinued operations is reported within Payments of other discontinued reserves, net of recoveries on the consolidated statements of cash flows.

OTHER CHARGES (INCOME), NET

	Year Ended December 31,
(in Millions)	2013	2012	2011
Environmental charges, net	$6.2	$5.8	$3.1
Other, net	32.1	4.0	0.9
Other Charges (Income), Net	$38.3	$9.8	$4.0
Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites, see Note 10 for additional details.
Other, net
During 2013 and 2012 our FMC Agricultural Solutions segment entered into several collaboration and license agreements with various third-party companies for the purpose of obtaining certain technology and intellectual property rights relating to new compounds still under development. Specifically in 2013 we entered into three such transactions totaling $30.6 million consisting of: exclusive license and supply arrangements for broad-spectrum crop protection products as well as an acquisition of certain intellectual property and other assets relating to biological products associated with our acquired assets of the Center for Agricultural and Environmental Biosolutions (CAEB). CAEB is based in Research Triangle Park, NC, and amounts acquired include CAEB’s robust library of microorganisms and a pipeline of biological products in various stages of development. The rights and technology obtained is referred to as in-process research and development and in accordance with GAAP, the amounts paid were expensed as incurred since they were acquired outside of a business combination. During 2012, our FMC Agricultural Solutions segment entered into one collaboration and license agreement for $4.4 million with a third-party company relating to a new fungicide compound still under development.

Note 8: Asset Retirement Obligations
We have mining operations in Green River, Wyoming for our soda ash business as well as mining operations in our lithium operations. We have legal reclamation obligations related to these facilities upon closure of the mines. Additionally, we have obligations at the majority of our manufacturing facilities in the event of a permanent plant shutdown. Certain of these obligations are recorded in our environmental reserves described in Note 10. For certain AROs not already accrued, we have calculated the fair value of these AROs and concluded that the present value of these obligations was immaterial at December 31, 2013 and

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

2012. We have also determined that the liability for certain other AROs cannot currently be calculated as the settlement dates are not reasonably estimable. We will recognize the liability for these AROs when sufficient information exists to estimate a range of potential settlement dates.
The changes in the carrying amounts of AROs for the years ended December 31, 2013 and 2012 are as follows:

(in Millions)
Balance at December 31, 2011	$27.0
Acceleration due to facility shutdowns	2.0
Increase (decrease) to previously recorded ARO liability	(0.7)
Accretion expense	0.1
Payments	(3.2)
Foreign currency translation adjustments	0.3
Balance at December 31, 2012 (1)	$25.5
Increase (decrease) to previously recorded ARO liability	4.3
Accretion expense	0.1
Payments	(8.0)
Foreign currency translation adjustments	0.8
Balance at December 31, 2013 (1)	$22.7
____________________

(1)	Included in “Accrued and other liabilities” and "Other long-term liabilities" on the consolidated balance sheets.

Note 9: Discontinued Operations

FMC Peroxygens:
In April 2013, the Board of Directors authorized management to pursue the sale of our FMC Peroxygens segment. This segment was classified as a discontinued operation and an asset held for sale beginning with our September 30, 2013 condensed consolidated financial statements filed on Form 10-Q.
In December 2013, we signed a definitive agreement to sell FMC Peroxygens to One Equity Partners (OEP), the private investment arm of J.P. Morgan Chase & Co. and expect the sale to be completed in the first quarter of 2014. In addition to the definitive agreement we entered into a customary transitional services agreement with OEP to provide for the orderly separation of the business and transition of various functions and processes. These services will be provided by us to OEP for up to 18 months after closing. These services would be to provide short-term assistance to OEP, such as information technology services, while OEP assumes the operations of the Peroxygen businesses.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The operating results of our FMC Peroxygens segment classified as discontinued operations are summarized below:

(in Millions)	Year Ended December 31,
	2013	2012	2011
Revenue	$328.8	$338.4	$341.6
Income from discontinued operations before income taxes (1)	24.2	25.5	23.4
Provision for income taxes	9.4	13.7	11.5
Discontinued operations of FMC Peroxygens, net of income taxes, before divestiture related costs (2)	$14.8	$11.8	$11.9
Divestiture related costs of discontinued operations of FMC Peroxygens, net of income taxes	(3.8)	—	—
Adjustment to assets held for sale, net of income taxes (3)	(122.1)	—	—
Total Discontinued operations of FMC Peroxygens, net of income taxes	$(111.1)	$11.8	$11.9
____________________

(1)
Includes allocated interest expense $4.7 million, $4.5 million and $3.9 million for the years ended ended December 31, 2013, 2012 and 2011. Interest was allocated in accordance with relevant discontinued operations accounting guidance.

(2)	In accordance with the held for sale accounting criteria effective July 2013 we stopped amortizing and depreciating all assets classified as held for sale.

(3)
Assets held for sale be reported at the lower of carrying value or fair value less costs to sell. During the year ended December 31, 2013 we recorded an impairment charge of $156.7 million ($122.1 million after tax) to adjust the carrying value based on our evaluation.

The following table presents the major classes of assets and liabilities of discontinued FMC Peroxygens segment classified as held for sale and included as part of a disposal group in the consolidated balance sheets:

	December 31,
(in Millions)	2013	2012
Assets
Current assets of discontinued operations held for sale (primarily trade receivables and inventories)	$94.8	$92.4
Property, plant & equipment	61.1	180.0
Goodwill	—	16.9
Intangible assets, net	2.7	9.9
Other non-current assets	39.7	37.4
Noncurrent assets of discontinued operations held for sale (1)	103.5	244.2
Total Assets	198.3	336.6

Liabilities
Current liabilities of discontinued operations held for sale	43.0	54.1
Noncurrent liabilities of discontinued operations held for sale (1)	5.2	3.3
Total Liabilities	48.2	57.4
Net Assets (2)	$150.1	$279.2
____________________
(1)Presented as "Current assets\liabilities of discontinued operations held for sale" on the consolidated balance sheet as of December 31, 2013.
(2)Excludes the accumulated net cumulative translation adjustment losses of our foreign FMC Peroxygens operations.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

In addition to our discontinued FMC Peroxygens segment our other discontinued operations include adjustments to retained liabilities from previous discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Our discontinued operations comprised the following:

(in Millions)	Year Ended December 31,
	2013	2012	2011
Adjustment for workers’ compensation, product liability, and other postretirement benefits, net of income tax benefit (expense) of ($0.3), $0.2 and ($0.3), respectively	$0.6	$(0.3)	$0.7
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $14.2, $7.8 and $9.6, respectively (1)	(23.1)	(12.6)	(15.8)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit of $5.5, $10.6, and $10.3, respectively (2)	(9.0)	(17.3)	(16.7)
Provision for restructuring charges, net of income tax benefit of $0.5, $1.5 and $7.9, respectively (3)	(16.7)	(9.1)	(18.2)
Discontinued operations of FMC Peroxygens, net of income tax benefit (expense) of $25.1, ($13.7) and ($11.5), respectively	(111.1)	11.8	11.9
Discontinued operations, net of income taxes	$(159.3)	$(27.5)	$(38.1)
____________________

(1)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the year in Note 10.

(2)	Includes a gain of $13.9 million in 2013 associated with an insurance recovery related to previously discontinued operations legal matters. No such gain existed in 2012 or 2011.

(3)	See roll forward of our restructuring reserves in Note 7.
Reserves for Discontinued Operations at December 31, 2013 and 2012

(in Millions)	December 31,
	2013	2012
Workers’ compensation and product liability reserve	$6.7	$4.9
Postretirement medical and life insurance benefits reserve	9.6	8.3
Reserves for legal proceedings	36.9	31.2
Reserve for discontinued operations (1)	$53.2	$44.4
____________________

(1)	Included in “Other long-term liabilities” on the consolidated balance sheets. Also refer to Note 7 for discontinued restructuring reserves and Note 10 for discontinued environmental reserves.
The discontinued postretirement medical and life insurance benefits liability equals the accumulated postretirement benefit obligation. Associated with this liability is a net pretax actuarial gain and prior service credit of $7.9 million ($3.9 million after-tax) and $11.3 million ($7.1 million after-tax) at December 31, 2013 and 2012, respectively. The estimated net pre-tax actuarial gain and prior service credit that will be amortized from accumulated other comprehensive income into discontinued operations during 2014 are $1.5 million and $0.1 million, respectively.
Net, spending in 2013, 2012 and 2011 was $0.9 million, $1.0 million and $1.3 million, respectively, for workers’ compensation, product liability and other claims; $0.9 million, $0.7 million and $1.0 million, respectively, for other postretirement benefits; and $8.8 million, $24.6 million and $20.9 million, respectively, related to reserves for legal proceedings associated with discontinued operations.

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
We have been named a Potentially Responsible Party (“PRP”) at 31 sites on the federal government’s National Priorities List (“NPL”), at which our potential liability has not yet been settled. In addition, we received notice from the EPA or other regulatory agencies that we may be a PRP, or PRP equivalent, at other sites, including 37 sites at which we have determined that it is reasonably possible that we have an environmental liability. In cooperation with appropriate government agencies, we are currently participating in, or have participated in, a Remedial Investigation/Feasibility Study (“RI/FS”), or equivalent, at most of the identified sites, with the status of each investigation varying from site to site. At certain sites, a RI/FS has only recently begun, providing limited information, if any, relating to cost estimates, timing, or the involvement of other PRPs; whereas, at other sites, the studies are complete, remedial action plans have been chosen, or a Record of Decision (“ROD”) has been issued.
Environmental liabilities consist of obligations relating to waste handling and the remediation and/or study of sites at which we are alleged to have released or disposed of hazardous substances. These sites include current operations, previously operated sites, and sites associated with discontinued operations. We have provided reserves for potential environmental obligations that we consider probable and for which a reasonable estimate of the obligation can be made. Accordingly, total reserves of $225.7 million and $236.5 million, respectively, before recoveries, existed at December 31, 2013 and 2012.
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $170 million at December 31, 2013. This reasonably possible estimate is based upon information available as of the date of the filing and the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The table below is a roll forward of our total environmental reserves, continuing and discontinued, from December 31, 2010 to December 31, 2013.

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2010	$224.9
2011
Provision	45.2
Spending, net of recoveries	(43.2)
Net Change	2.0
Total environmental reserves, net of recoveries at December 31, 2011	$226.9

2012
Provision	31.2
Spending, net of recoveries	(42.1)
Net Change	(10.9)
Total environmental reserves, net of recoveries at December 31, 2012	$216.0

2013
Provision	48.2
Spending, net of recoveries	(59.5)
Net Change	(11.3)
Total environmental reserves, net of recoveries at December 31, 2013	$204.7
To ensure we are held responsible only for our equitable share of site remediation costs, we have initiated, and will continue to initiate, legal proceedings for contributions from other PRPs. At December 31, 2013 and 2012, we have recorded recoveries representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” or as “Other assets” in the consolidated balance sheets.
The table below is a roll forward of our total recorded recoveries from December 31, 2011 to December 31, 2013:

(in Millions)	December 31, 2011	Increase in Recoveries	Cash Received	December 31, 2012	Increase in Recoveries	Cash Received	December 31, 2013
Environmental liabilities, continuing and discontinued	$24.3	$2.2	$6.0	$20.5	$4.5	$4.0	$21.0
Other assets (1)	58.3	5.0	11.7	51.6	4.7	20.8	35.5
Total	$82.6	$7.2	$17.7	$72.1	$9.2	$24.8	$56.5
______________

(1)	The amounts are included within “Prepaid and other current assets" and "Other assets". See Note 21 for more details.

The table below provides detail of current and long-term environmental reserves, continuing and discontinued.

	December 31,
(in Millions)	2013	2012
Environmental reserves, current, net of recoveries (1)	$29.5	$15.8
Environmental reserves, long-term continuing and discontinued, net of recoveries (2)	175.2	200.2
Total environmental reserves, net of recoveries	$204.7	$216.0
______________

(1)	“Current” includes only those reserves related to continuing operations. These amounts are included within “Accrued and other liabilities” on the consolidated balance sheets.

(2)	These amounts are included in "Environmental liabilities, continuing and discontinued" on the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Our net environmental provisions relate to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Year ended December 31,
(in Millions)	2013	2012	2011
Continuing operations (1)	$6.2	$5.8	$3.1
Discontinued operations (2)	37.3	20.4	25.4
Net environmental provision	$43.5	$26.2	$28.5
______________

(1)	Recorded as a component of “Restructuring and other charges (income)” on our consolidated statements of income. See Note 7.

(2)	Recorded as a component of “Discontinued operations, net" on our consolidated statements of income. See Note 9.

On our consolidated balance sheets, the net environmental provisions affect assets and liabilities as follows:

	Year ended December 31,
(in Millions)	2013	2012	2011
Environmental reserves (1)	$48.2	$31.2	$45.2
Other assets (2)	(4.7)	(5.0)	(16.7)
Net environmental provision	$43.5	$26.2	$28.5
______________

(1)	See above roll forward of our total environmental reserves as presented on our consolidated balance sheets.

(2)	Represents certain environmental recoveries. See Note 21 for details of Other assets as presented on our consolidated balance sheets.

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
On October 21, 1999, the Federal District Court for the Western District of Virginia approved a Consent Decree signed by FMC, the EPA (Region III) and the Department of Justice ("DOJ") regarding past response costs and future clean-up work at this site. In January 2010, the EPA issued a Record of Decision (ROD) for Operable Unit 7 (OU-7) primarily addressing waste basins and ground water, which should be the last operable unit to be remediated at the site. Included in our reserves for this site is the cost associated with a groundwater treatment plant which is an integral component of the remedy required to address the OU-7 ROD. This groundwater treatment plant is currently under construction and expected to be complete in 2014. As part of a prior settlement, government agencies have reimbursed us for approximately one-third of the clean-up costs due to the government's role at the site, and we expect reimbursement to continue in the future. The amount of the reserve for this site was $25.6 million and $41.2 million at December 31, 2013 and 2012, respectively.
Pocatello
From 1949 until 2001, we operated the world's largest elemental phosphorus plant in Power County, Idaho, just outside the city of Pocatello. Since the plant's closure, FMC has worked with the EPA, the State of Idaho, and the Shoshone-Bannock Tribes to develop a proposed cleanup plan for the property. In September of 2012 the EPA issued an interim record of decision (IROD) that is environmentally protective and that ensures the health and safety of both workers and the general public. Since the plant's closure, we have successfully decommissioned our Pocatello plant, completed closure of the RCRA ponds and formally requested that the EPA acknowledge completion of work under a June 1999 RCRA Consent Decree. Future remediation costs include completion of the IROD that addresses groundwater contamination and existing waste disposal areas on the Pocatello plant portion of the Eastern Michaud Flats Superfund Site. In June 2013 EPA issued a Unilateral Administrative Order to us under which we will implement the IROD remedy. Our current reserves factor in the estimated costs associated with implementing the IROD. In

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

addition to implementing the IROD, we continue to conduct work pursuant to CERCLA unilateral administrative orders to address air emissions from beneath the cap of several of the closed RCRA ponds.
The amount of the reserve for this site was $61.3 million and $61.7 million at December 31, 2013 and 2012, respectively.
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
Following the issuance of the Tribal Appellate Court's decision, the Tribes filed a motion to correct errors in the Court's decision and to seek fees and costs on appeal. We opposed that motion and filed our own motion to strike certain portions of the decision and supplement the record. The Tribal Appellate Court granted the Tribes' motion for fees but scheduled a further hearing on that motion, and also ordered an evidentiary hearing in the Tribal Appellate Court on the Tribes' breach of contract claim and additional issues related to Tribal jurisdiction. The Tribal Appellate Court has scheduled an evidentiary hearing in the second quarter of 2014 on certain jurisdictional issues.
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
Middleport
Our Middleport, NY facility is currently an Agricultural Solutions formulation and packaging plant that formerly manufactured arsenic-based and other products. As a result of past manufacturing operations and waste disposal practices at this facility, releases of hazardous substances have occurred at the the site that have affected soil, sediment, surface water and groundwater at the facility's property and also in adjacent off-site areas. The impact of our discontinued operations was the subject of an Administrative Order on Consent (“AOC”) entered into with the EPA and New York State Department of Environmental Conservation (the “Agencies”) in 1991. The AOC requires us to (1) define the nature and extent of contamination caused by our historical plant operations, (2) take interim corrective measures and (3) evaluate Corrective Action Management Alternatives (“CMA”) for discrete contaminated areas.
We have defined the nature and extent of the contamination and have constructed an engineered cover, closed the RCRA regulated surface water impoundments and are collecting and treating both surface water runoff and ground water, which has satisfied the first two requirements of the AOC.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

During the second quarter of 2013, the New York State Department of Environmental Conservation issued the Final Statement of Basis (FSOB). The FSOB is consistent with their Preliminary Statement of Basis issued in June 2012. The FSOB requires a CMA in two off-site areas that would require us to remediate contamination in approximately 200 residential properties in Middleport to a standard of 20 ppm on a point-to-point basis. We believe that this proposed CMA for these areas is overly conservative and not supported under New York State law or under the AOC and other agreements among the parties to the AOC. The Middleport community has expressed objections to the Agencies' FSOB on the grounds that it is not supported by site-specific risk assessment and would be disruptive to the community. In order to negotiate with the Agencies with respect to the CMA, we entered into a tolling agreement with the Agencies. The tolling agreement serves as a “standstill” agreement to the FSOB so that time spent negotiating with the Agencies does not go against the statute of limitations under the FSOB. The tolling agreement expires on February 18, 2014, after which we have 15 days to file a notice that we dispute the FSOB. If we have not reached an agreement with the Agencies by that time and the tolling agreement is not otherwise extended, we intend to file such a notice.
The amount of the reserve for this site is $41.7 million and $42.4 million at December 31, 2013 and 2012, respectively. Our reserve continues to include the estimated liability for clean-up to reflect the costs associated with our recommended CMA. Our estimated reasonably possible environmental loss contingencies exposure reflects the additional cost of the CMA proposed in the FSOB.

Note 11: Income Taxes
Domestic and foreign components of income from continuing operations before income taxes are shown below:

	Year Ended December 31,
(in Millions)	2013	2012	2011
Domestic	$287.1	$359.3	$300.8
Foreign	328.8	238.4	252.4
Total	$615.9	$597.7	$553.2
The provision (benefit) for income taxes attributable to income from continuing operations consisted of:

	Year Ended December 31,
(in Millions)	2013	2012	2011
Current:
Federal	$57.1	$23.1	$11.6
Foreign	66.2	55.6	39.2
State	5.7	0.7	(0.3)
Total current	129.0	79.4	50.5
Deferred:
Federal	29.7	73.3	61.8
Foreign	(18.0)	(12.3)	14.8
State	7.9	(5.9)	5.8
Total deferred	19.6	55.1	82.4
Total	$148.6	$134.5	$132.9
Total income tax provisions (benefits) were allocated as follows:

	Year Ended December 31,
(in Millions)	2013	2012	2011
Continuing operations	$148.6	$134.5	$132.9
Discontinued operations	(45.0)	(6.4)	(16.0)
Items charged directly to equity	116.6	(19.2)	(43.1)
Total	$220.2	$108.9	$73.8

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Significant components of the deferred income tax provision (benefit) attributable to income from continuing operations before income taxes are as follows:

	Year Ended December 31,
(in Millions)	2013	2012	2011
Deferred tax (exclusive of valuation allowance)	$19.4	$68.8	$71.7
Net increase (decrease) in the valuation allowance for deferred tax assets	0.2	(13.7)	10.7
Deferred income tax provision	$19.6	$55.1	$82.4
We have recognized that it is more likely than not that certain future tax benefits may not be realized through future taxable income. During the year ended December 31, 2013, the valuation allowance change was due to $2.1 million of tax losses incurred by certain foreign operations that are not expected to be recoverable, partially offset by a $1.9 million release primarily due to state net operating losses now expected to be recoverable. During the year ended December 31, 2012, the decrease was primarily due to a release of $14.9 million related to state net operating losses expected to be recoverable, partially offset by a $1.2 million provision due to tax losses of foreign operations that are not expected to be recoverable. During the year ended December 31, 2011, the valuation allowance increased by $10.7 million primarily due to tax losses incurred by foreign operations that were not expected to be recoverable.

Significant components of our deferred tax assets and liabilities were attributable to:

	December 31,
(in Millions)	2013	2012
Reserves for discontinued operations, environmental and restructuring	$127.7	$103.1
Accrued pension and other postretirement benefits	9.4	135.3
Alternative minimum, foreign tax and other credit carryforwards	8.4	11.8
Net operating loss carryforwards	104.0	112.5
Deferred expenditures capitalized for tax	44.9	55.6
Other	124.6	118.5
Deferred tax assets	$419.0	$536.8
Valuation allowance, net (1)	(108.2)	(84.5)
Deferred tax assets, net of valuation allowance	$310.8	$452.3
Property, plant and equipment, net	78.5	94.3
Deferred tax liabilities	$78.5	$94.3
Net deferred tax assets	$232.3	$358.0
____________________

(1)	The change in the net valuation allowance was primarily driven by our FMC Peroxygens' foreign operations which are classified as discontinued operations.

We evaluate our deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. U.S. GAAP accounting guidance requires that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard. In assessing the need for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, and tax planning alternatives. We operate and derive income from multiple lines of business across multiple jurisdictions. As each of the respective lines of business experiences changes in operating results across their geographic footprint, we may encounter losses in jurisdictions that have been historically profitable, and as a result might require additional valuation allowances to be recorded.  We are committed to implementing tax planning actions, when deemed appropriate, in jurisdictions that experience losses in order to realize deferred tax assets prior to their expiration.
At December 31, 2013, we had net operating loss and tax credit carryforwards as follows: U.S. state net operating loss carryforwards of $20.6 million (tax-effected) expiring in future years through 2027, foreign net operating loss carryforwards of $83.4 million (tax-effected) expiring in various future years, U.S. foreign tax credit carryforwards of $1.1 million expiring in 2015 and foreign tax credit carryforwards of $7.3 million expiring in various future years.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The effective income tax rate applicable to income from continuing operations before income taxes was different from the statutory U.S. federal income tax rate due to the factors listed in the following table:

	Year Ended December 31,
	2013	2012	2011
Statutory U.S. tax rate	35.0%	35.0%	35.0%
Net difference:
Percentage depletion	(3.4)	(3.5)	(3.7)
State and local income taxes, less federal income tax benefit	2.2	1.1	1.1
Foreign earnings subject to different tax rates	(11.3)	(7.3)	(9.2)
Manufacturer’s production deduction and miscellaneous tax credits	(1.1)	(1.3)	(0.8)
Tax on intercompany dividends and deemed dividend for tax purposes	0.6	0.4	1.0
Nondeductible expenses	0.4	0.4	1.0
Changes to unrecognized tax benefits	0.9	(0.3)	(1.8)
Change in valuation allowance	—	(1.6)	2.1
Other	0.8	(0.4)	(0.7)
Total difference	(10.9)	(12.5)	(11.0)
Effective tax rate	24.1%	22.5%	24.0%
In the third quarter of 2013, we changed our assertion on unremitted earnings related to certain foreign subsidiaries as a result of the expected sale of our discontinued FMC Peroxygens segment. As of December 31, 2013, we provided deferred tax liabilities of approximately $0.1 million attributable to the intended repatriation of proceeds earned on the sale.
Unremitted earnings of foreign subsidiaries for which we have not provided taxes approximate $1,392.9 million. We have not provided taxes for these earnings given that our intention, as of December 31, 2013, is to indefinitely reinvest such earnings in the respective existing foreign operations. We have not provided deferred tax liabilities for basis differences in investments in subsidiaries because the investments are essentially permanent in duration or we have concluded that no additional tax liability will arise upon disposal. A liability may arise in the future if our intention to indefinitely reinvest such earnings were to change, however it is not practical to estimate the income tax liability that may be incurred.

Uncertain Income Tax Positions
U.S. GAAP accounting guidance for uncertainty in income taxes prescribes a model for the recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, disclosure and transition.
We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The income tax returns for FMC entities taxable in the U.S. and significant foreign jurisdictions are open for examination and adjustment. As of December 31, 2013, the U. S. federal and state income tax returns are open for examination and adjustment for the years 2010-2013 and 2004-2013, respectively. Our significant foreign jurisdictions, which total 19, are open for examination and adjustment during varying periods from 2004-2013.
The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $10.8 million and $6.6 million as of December 31, 2013 and December 31, 2012, respectively. Interest and penalties related to unrecognized tax benefits are reported as a component of income tax expense. For the years ended December 31, 2013 and December 31, 2012, we recognized interest and penalties of $2.1 million and $0.1 million, respectively, in the consolidated statements of income. No interest or penalties were recognized in 2011. As of December 31, 2013 and December 31, 2012, we have accrued interest and penalties in the consolidated balance sheets of $2.2 million and $0.1 million, respectively.

Due to the potential for resolution of federal, state, or foreign examinations, and the expiration of various jurisdictional statutes of limitation, it is reasonably possible that our liability for gross unrecognized tax benefits will decrease within the next 12 months by a range of $1.2 million to $1.7 million.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in Millions)	2013	2012	2011
Balance at beginning of year	$23.3	$8.1	$17.3
Additions for the current year	15.4	5.5	4.9
Additions for tax positions on acquisitions	(1.3)	—	1.4
Adjustments for tax positions of prior years for:
Adjustments	(0.1)	9.7	—
Settlements during the period	—	—	(15.5)
Balance at end of year (1)	$37.3	$23.3	$8.1
____________________

(1)
At December 31, 2013 and 2012, we recognized an offsetting non-current deferred tax asset of $28.7 million and $16.7 million, respectively, relating to specific uncertain tax positions presented above.

Note 12: Debt
Debt maturing within one year:
Debt maturing within one year consists of the following:

	December 31,
(in Millions)	2013	2012
Short-term foreign debt (1)	$7.1	$49.9
Commercial paper	656.0	—
Total short-term debt	663.1	49.9
Current portion of long-term debt	34.7	5.7
Short-term debt and current portion of long-term debt	$697.8	$55.6
Weighted average interest rates for short-term debt outstanding at year-end	0.4%	6.5%
____________________
(1)     We often provide parent-company guarantees to lending institutions that extend credit to our foreign subsidiaries.
Commercial Paper
In June 2013, we commenced a $1.5 billion commercial paper program supported by our Credit Facility. This program allows us to borrow at rates generally more favorable than those available under our Credit Facility. We primarily use the proceeds from the commercial paper program for general corporate purposes. At December 31, 2013, the average effective interest rate on these borrowings was 0.34 percent.
2013 Senior Notes
On November 15, 2013, we issued $400 million aggregate principal amount of 4.10 percent Senior Notes due 2024. The net proceeds from the offering were used for general corporate purposes including repayment of outstanding commercial paper.
Credit Facility
On August 5, 2013, we entered into an Amendment and Consent No. 1 (the Amendment) to our credit agreement, dated August 5, 2011. The Amendment, among other things, extended the termination date of the Credit Facility to August 5, 2017 from August 5, 2016. Our Credit Facility provides a $1.5 billion unsecured revolving credit facility for general corporate purposes. We have the option to increase the facility to $2.25 billion. Borrowings under the Credit Facility bear interest at either a floating rate, which will be a base rate, or a Eurocurrency rate equal to the London Inter-Bank Offered Rate for the relevant term, plus in each case, an applicable margin. The applicable margin is 1.13 percent per year, subject to adjustment based on the credit rating assigned to our senior unsecured debt.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Long-term debt:
Long-term debt consists of the following:

(in Millions)	December 31, 2013
	Interest Rate Percentage	Maturity Date	12/31/2013	12/31/2012
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.1-6.5%	2014-2035	$174.0	$176.7
Senior notes (less unamortized discount of $2.2 and $1.8, respectively)	3.95-5.2%	2019-2024	997.8	598.2
Credit Facility (1)	2.4%	2017	—	130.0
Foreign debt	0-8.9%	2014-2023	17.0	9.6
Total long-term debt			1,188.8	914.5
Less: debt maturing within one year			34.7	5.7
Total long-term debt, less current portion			$1,154.1	$908.8
____________________

(1)
Letters of credit outstanding under the Credit Facility totaled $73.2 million and available funds under this facility were $770.8 million at December 31, 2013 (which reflects borrowing under our commercial paper program).

Maturities of long-term debt
Maturities of long-term debt outstanding, excluding discounts, at December 31, 2013, are $34.7 million in 2014, $0.9 million in 2015, $1.0 million in 2016, $0.7 million in 2017, $0.7 million in 2018 and $1,150.8 million thereafter.
Covenants
Among other restrictions, the Credit Facility contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended December 31, 2013 was 2.4 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended December 31, 2013 was 19.4 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at December 31, 2013.
Compensating Balance Agreements
We maintain informal credit arrangements in many foreign countries. Foreign lines of credit, which include overdraft facilities, typically do not require the maintenance of compensating balances, as credit extension is not guaranteed but is subject to the availability of funds.

Note 13: Pension and Other Postretirement Benefits
The funded status of our U.S. qualified and nonqualified defined benefit pension plans, our United Kingdom, Ireland, Belgium, and Norway defined benefit pension plans, plus our U.S. other postretirement healthcare and life insurance benefit plans for continuing operations, together with the associated balances and net periodic benefit cost recognized in our consolidated financial statements as of December 31, are shown in the tables below.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the weighted-average assumptions used and components of our defined benefit postretirement plans. The following tables also reflect a measurement date of December 31:

	Pensions		Other Benefits (1)
	December 31,
(in Millions, except for percentages)	2013	2012	2013	2012
Following are the weighted average assumptions used to determine the benefit obligations at December 31:
Discount rate	4.95%	4.15%	4.95%	4.15%
Rate of compensation increase	3.40%	3.40%	—%	—%
Accumulated benefit obligation:
Plans with unfunded accumulated benefit obligation	$1,255.3	$1,367.3	$—	$—
Change in projected benefit obligation
Projected benefit obligation at January 1	$1,428.1	$1,268.3	$29.2	$28.4
Service cost	22.0	20.2	0.1	0.1
Interest cost	57.7	61.3	1.0	1.4
Actuarial loss (gain)	(103.6)	140.7	(4.2)	3.0
Amendments	0.7	—	—	—
Foreign currency exchange rate changes	0.6	3.4	0.1	(0.1)
Plan participants’ contributions	—	0.2	6.2	6.1
Settlements	(16.1)	—	—	—
Curtailments	—	(3.0)	—	—
Benefits paid	(74.2)	(63.0)	(8.9)	(9.7)
Projected benefit obligation at December 31	1,315.2	1,428.1	23.5	29.2
Change in fair value of plan assets:
Fair value of plan assets at January 1	1,060.2	918.8	—	—
Actual return on plan assets	250.9	127.2	—	—
Foreign currency exchange rate changes	0.7	3.1	—	—
Company contributions	63.9	73.9	2.7	3.6
Plan participants’ contributions	—	0.2	6.2	6.1
Settlements	(16.1)	—	—	—
Benefits paid	(74.2)	(63.0)	(8.9)	(9.7)
Fair value of plan assets at December 31	1,285.4	1,060.2	—	—
Net funded status of the plan (liability)	$(29.8)	$(367.9)	$(23.5)	$(29.2)
Amount recognized in the consolidated balance sheets:
Pension other asset (2)	$17.2	$—	$—	$—
Accrued benefit liability	(47.0)	(367.9)	(23.5)	(29.2)
Total	$(29.8)	$(367.9)	$(23.5)	$(29.2)
____________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.

(2)	Included in “Other assets” on the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Pensions		Other Benefits (1)
	December 31,
(in Millions)	2013	2012	2013	2012
The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefit cost are as follows:
Prior service (cost) credit	$(6.3)	$(7.7)	$—	$—
Net actuarial (loss) gain	(281.7)	(620.3)	13.0	10.7
Accumulated other comprehensive income (loss) – pretax	(288.0)	(628.0)	13.0	10.7
Accumulated other comprehensive income (loss) – net of tax	$(182.5)	$(394.2)	$8.1	$6.7
____________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.
Other changes in plan assets and benefit obligations for continuing operations recognized in other comprehensive loss (income) are as follows:

	Pensions		Other Benefits (1)
	Year ended December 31
(in Millions)	2013	2012	2013	2012
Current year net actuarial loss (gain)	$(276.3)	$84.3	$(4.2)	$3.0
Current year prior service cost (credit)	0.7	—	—	—
Amortization of net actuarial (loss) gain	(59.3)	(51.2)	2.0	2.4
Amortization of prior service (cost) credit	(2.1)	(2.1)	—	0.2
Foreign currency exchange rate changes on the above line items	1.0	0.9	—	—
Total recognized in other comprehensive (income) loss, before taxes	$(336.0)	$31.9	$(2.2)	$5.6
Total recognized in other comprehensive (income) loss, after taxes	$(211.7)	$20.7	$(1.4)	$4.6
____________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.
The estimated net actuarial loss and prior service cost for our pension plans that will be amortized from accumulated other comprehensive income (loss) into our net annual benefit cost (income) during 2014 are $31.4 million and $1.7 million, respectively. The estimated net actuarial gain for our other benefits that will be amortized from accumulated other comprehensive income (loss) into net annual benefit cost (income) during 2014 will be $1.6 million.

The following table summarizes the weighted-average assumptions used for and the components of net annual benefit cost (income):

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	Pensions			Other Benefits (1)
(in Millions, except for percentages)	2013	2012	2011	2013	2012	2011
Discount rate	4.15%	4.95%	5.40%	4.15%	4.95%	5.40%
Expected return on plan assets	7.75%	7.75%	8.50%	—	—	—
Rate of compensation increase	3.40%	3.40%	4.20%	—	—	—
Components of net annual benefit cost (in millions):
Service cost	$22.0	$20.2	$18.8	$0.1	$0.1	$0.1
Interest cost	57.7	61.3	61.6	1.0	1.4	1.5
Expected return on plan assets	(78.0)	(76.6)	(82.5)	—	—	—
Amortization of prior service cost	2.1	2.1	1.9	—	(0.2)	(0.2)
Amortization of net actuarial and other (gain) loss	51.9	51.2	36.3	(1.9)	(2.4)	(2.4)
Recognized (gain) loss due to settlement and curtailments	7.4	—	—	—	—	—
Net annual benefit cost from continuing operations	$63.1	$58.2	$36.1	$(0.8)	$(1.1)	$(1.0)
___________________

(1)	Refer to Note 9 for information on our discontinued postretirement benefit plans.

Our U.S. qualified defined benefit pension plan (“U.S. Plan”) holds the majority of our pension plan assets. The expected long-term rate of return on these plan assets was 7.75 percent for 2013 and 2012 and 8.50 percent for 2011. In developing the assumption for the long-term rate of return on assets for our U.S. Plan, we take into consideration the technical analysis performed by our outside actuaries, including historical market returns, information on the assumption for long-term real returns by asset class, inflation assumptions and expectations for standard deviation related to these best estimates. We also consider the historical performance of our own plan’s trust, which has earned a compound annual rate of return of approximately 9.9 percent over the last 20 years (which is in excess of comparable market indices for the same period) as well as other factors. Given an actively managed investment portfolio, the expected annual rates of return by asset class for our portfolio, assuming an estimated inflation rate of approximately 2.2 percent, is between 7.0 percent and 9.0 percent for equities, and between 4.5 percent and 5.0 percent for fixed-income investments, which generates a total expected portfolio return that is in line with our assumption for the rate of return on assets. The target asset allocation for 2013, by asset category, is 75 to 85 percent equity securities, 15 to 25 percent fixed income investments and zero to five percent cash and other short-term investments.
Our U.S. qualified pension plan’s investment strategy consists of a total return investment management approach using a portfolio mix of equities and fixed income investments to maximize the long-term return of plan assets for an appropriate level of risk. The goal of this strategy is to minimize plan expenses by matching asset growth to the plan’s liabilities over the long run. Furthermore, equity investments are weighted towards value equities and diversified across U.S. and non-U.S. stocks. Derivatives and hedging instruments may be used effectively to manage and balance risks associated with the plan’s investments. Investment performance and related risks are measured and monitored on an ongoing basis through annual liability measurements, periodic asset and liability studies, and quarterly investment portfolio reviews.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following tables present our fair value hierarchy for our major categories of pension plan assets by asset class. See Note 18 for the definition of fair value and the descriptions of Level 1, 2 and 3 in the fair value hierarchy.

(in Millions)	12/31/2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$55.2	$55.2	$—	$—
Equity securities:
Common stock	740.5	740.5	—	—
Preferred stock	4.7	4.7	—	—
Mutual funds and other investments (1)	289.1	193.3	95.8	—
Fixed income investments:
Investment contracts	180.6	—	180.6	—
Mutual funds	9.3	9.3	—	—
Corporate debt instruments	1.8	1.8	—	—
Government debt	3.4	3.4	—	—
Other investments
Real estate/property	0.7	—	—	0.7
Other	0.1	—	—	0.1
Total assets	$1,285.4	$1,008.2	$276.4	$0.8
(in Millions)	12/31/2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and short-term investments	$50.3	$50.3	$—	$—
Equity securities:
Common stock	556.3	556.3	—	—
Preferred stock	6.3	6.3	—	—
Mutual funds and other investments (1)	232.7	158.2	74.5	—
Fixed income investments:
Investment contracts	200.8	—	200.8	—
Mutual funds	9.4	9.4	—	—
Corporate debt instruments	1.0	1.0	—	—
Government debt	2.7	2.7	—	—
Other investments
Real estate/property	0.6	—	—	0.6
Other	0.1	—	—	0.1
Total assets	$1,060.2	$784.2	$275.3	$0.7
____________________

(1)
As of December 31, 2013 and 2012 we have $95.8 million and $74.5 million, respectively, of investments in certain funds where the net asset value reported by the underlying funds approximates the fair value. These investments are redeemable with the fund at net asset value under the original terms of the partnership agreements and/or subscription agreements and operations of the underlying funds. However, it is possible that these redemption rights may be restricted or eliminated by the funds in the future in accordance with the underlying fund agreements. Due to the nature of the investments held by the funds, changes in market conditions and the economic environment may significantly impact the net asset value of the funds and, consequently, the fair value of the interests in the funds. Furthermore, changes to the liquidity provisions of the funds may significantly impact the fair value of the interest in the funds.

The change in the value of plan assets using significant unobservable inputs (Level 3) from December 31, 2012 to December 31, 2013 was not material for the period presented. There were no changes to the Level 3 investments during 2011.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

We made the following contributions to our pension and other postretirement benefit plans:

	Year Ended December 31,
(in Millions)	2013	2012
U.S. qualified pension plan	$40.0	$65.0
U.S. nonqualified pension plan	19.8	5.0
Non-U.S. plans	5.5	3.9
Other postretirement benefits, net of participant contributions	2.7	3.6
Total	$68.0	$77.5
We expect our voluntary cash contributions to our U.S. qualified pension plan to be $50 million in 2014.
The following table reflects the estimated future benefit payments for our pension and other postretirement benefit plans. These estimates take into consideration expected future service, as appropriate:

Estimated Net Future Benefit Payments
(in Millions)
2014	$78.5
2015	75.5
2016	79.0
2017	82.2
2018	84.4
2019-2023	$458.7
Assumed health care cost trend rates have an effect on the other postretirement benefit obligations and net periodic other postretirement benefit costs reported for the health care portion of the other postretirement plan. A one-percentage point change in the assumed health care cost trend rates would be immaterial to our net periodic other postretirement benefit costs for the year ended December 31, 2013, and our other postretirement benefit obligation at December 31, 2013.
FMC Corporation Savings and Investment Plan. The FMC Corporation Savings and Investment Plan is a qualified salary-reduction plan under Section 401(k) of the Internal Revenue Code in which substantially all of our U.S. employees may participate by contributing a portion of their compensation. For eligible employees participating in the Plan, except for those employees covered by certain collective bargaining agreements, the Company makes matching contributions of 80 percent of the portion of those contributions up to five percent of the employee’s compensation. Eligible employees participating in the Plan that do not participate in the U.S. qualified pension plan are entitled to receive an employer contribution of five percent of the employee’s eligible compensation. Charges against income for both of these contributions were $11.8 million in 2013, $10.2 million in 2012, and $10.6 million in 2011.

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
Under the Plan, awards of restricted stock and restricted stock units may be made to selected employees. The awards vest over periods designated by the Committee, which has generally been 3 years, with payment conditional upon continued employment. Compensation cost is recognized over the vesting periods based on the market value of the stock on the date of the award. Restricted stock units granted to directors under the Plan vest immediately if granted as part of, or in lieu of, the annual retainer (but are subject to forfeiture on a pro rata basis if the director does not serve the full year except under certain circumstances); other restricted stock units granted to directors vest at the Annual Meeting of Shareholders in the calendar year following the May 1 annual grant date.
The total number of shares of common stock authorized for issuance under the Plan is 28.8 million, which is in addition to the shares available from predecessor plans. Cancellations (through expiration, forfeiture or otherwise) of outstanding awards increase the shares available for future awards or grants. At December 31, 2013, 8.0 million shares of FMC common stock were reserved for share based awards which represents the sum of available future grants of share based awards of 5.3 million and unvested share-based awards of 2.7 million.
At December 31, 2013 and 2012, there were restricted stock units representing an aggregate of 142,200 shares and 119,482 shares of common stock, respectively, credited to the directors’ accounts.
Stock Compensation
We recognized the following stock compensation expense:

	Year Ended December 31,
(in Millions)	2013	2012	2011
Stock Option Expense, net of taxes of $2.4, $2.7 and $2.3 (1)	$4.2	$4.4	$3.7
Restricted Stock Expense, net of taxes of $3.1, $3.9 and $3.7 (2)	5.5	6.4	6.1
Total Stock Compensation Expense, net of taxes of $5.5, $6.6 and $6.0 (3)	$9.7	$10.8	$9.8
____________________
(1) We applied an estimated forfeiture rate of four percent per stock option grant in the calculation of the expense.
(2) We applied an estimated forfeiture rate of two percent of outstanding grants in the calculation of the expense.
(3) This expense is classified as selling, general and administrative expense in our consolidated statements of income. Total stock compensation expense of $1.0 million, $1.4 million, and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, is included in the discontinued operations held for sale in the Consolidated Statements of Income.
We received $10.7 million, $18.8 million and $11.3 million in cash related to stock option exercises for the years ended December 31, 2013, 2012 and 2011, respectively. The shares used for the exercise of stock options occurring during the years ended December 31, 2013, 2012 and 2011 came from treasury shares.
For tax purposes, share-based compensation expense is deductible in the year of exercise or vesting based on the intrinsic value of the award on the date of exercise or vesting. For financial reporting purposes, share-based compensation expense is based upon grant-date fair value and amortized over the vesting period. Excess tax benefits represent the difference between the share-based compensation expense for financial reporting purposes and the deduction taken for tax purposes. The excess tax benefits for the years ended December 31, 2013, 2012 and 2011 totaled $7.1 million, $9.7 million and $7.4 million, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Stock Options
The grant-date fair values of the stock options we granted in the years ended December 31, 2013, 2012 and 2011 were estimated using the Black-Scholes option valuation model, the key assumptions for which are listed in the table below. The expected volatility assumption is based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on U.S. Treasury securities with terms equal to the expected timing of stock option exercises as of the grant date. The dividend yield assumption reflects anticipated dividends on our common stock.
Black Scholes valuation assumptions for stock option grants:

	2013	2012	2011
Expected dividend yield	0.91%	0.63%	0.61%
Expected volatility	42.10%	42.09%	41.61%
Expected life (in years)	6.5	6.5	6.5
Risk-free interest rate	1.29%	1.30%	2.84%
The weighted-average grant-date fair value of options granted during the years ended December 31, 2013, 2012 and 2011 was $23.32, $19.26 and $17.59 per share, respectively.
The following summary shows stock option activity for employees under the Plan for the three years ended December 31, 2013:

	Number of Options Granted But Not Exercised	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price Per Share	Aggregate Intrinsic Value
	Number of Shares in Thousands			(In Millions)
December 31, 2010 (1,554 shares exercisable)	3,170	6.4 years	$20.17	$62.8
Granted	432		40.89
Exercised	(750)		15.05	19.7
Forfeited	(42)		23.08
December 31, 2011 (1,340 shares exercisable)	2,810	6.4 years	$24.67	$51.6
Granted	422		47.58
Exercised	(943)		19.86	30.7
Forfeited	(50)		39.24
December 31, 2012 (932 shares exercisable)	2,239	6.5 years	$30.69	$62.3
Granted	339		59.47
Exercised	(462)		23.20	18.1
Forfeited	(58)		42.75
December 31, 2013 (948 shares exercisable and 2,017 shares expected to vest or be exercised)	2,058	5.9 years	$36.76	$79.6

The number of stock options indicated in the above table as being exercisable as of December 31, 2013, had an intrinsic value of $49.8 million, a weighted-average remaining contractual term of 4.0 years, and a weighted-average exercise price of $22.87.
As of December 31, 2013, we had total remaining unrecognized compensation cost related to unvested stock options of $7.3 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.7 years.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
The following table shows our employee restricted award activity for the three years ended December 31, 2013:

Number of Awards in Thousands	Number of awards	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	912	$26.86
Granted	182	40.76
Vested	(320)	24.25
Forfeited	(16)	25.58
Nonvested at December 31, 2011	758	$31.33
Granted	221	49.88
Vested	(257)	27.60
Forfeited	(18)	39.21
Nonvested at December 31, 2012	704	$38.29
Granted	150	58.95
Vested	(326)	31.76
Forfeited	(5)	51.61
Nonvested at December 31, 2013	523	$49.07
As of December 31, 2013, we had total remaining unrecognized compensation cost related to unvested restricted awards of $10.0 million which will be amortized over the weighted-average remaining requisite service period of approximately 1.9 years.

Note 15: Equity
The following is a summary of our capital stock activity over the past three years:

	Common Stock Shares	Treasury Stock Shares
December 31, 2010	185,983,792	43,012,104
Stock options and awards	—	(918,946)
Repurchases of common stock, net	—	4,216,318
December 31, 2011	185,983,792	46,309,476
Stock options and awards	—	(1,156,452)
Repurchases of common stock, net	—	3,160,390
December 31, 2012	185,983,792	48,313,414
Stock options and awards	—	(753,389)
Repurchases of common stock, net	—	5,538,078
December 31, 2013	185,983,792	53,098,103

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Accumulated other comprehensive gain (loss) consisted of the following:

	December 31,
(in Millions)	2013	2012
Deferred (loss) gain on derivative contracts	$(6.1)	$(1.5)
Pension and other postretirement liability adjustment	(170.5)	(380.4)
Foreign currency translation adjustments	(25.3)	(27.0)
Accumulated other comprehensive gain (loss)	$(201.9)	$(408.9)
FMC Wyoming
In 2013 we purchased an additional 6.25 percent ownership interest in FMC Wyoming Corporation (FMC WY) in March 2013 from Nippon Sheet Glass Company Ltd. for $80.0 million which increased our ownership from 87.50 percent to 93.75 percent. FMC WY is our majority owned joint venture that manufactures, markets and sells soda ash products. The seller of the 6.25 percent interest was one of two noncontrolling interest holders of FMC WY stock.
Dividends and Share Repurchases

On January 16, 2014, we paid dividends totaling $18.0 million to our shareholders of record as of December 31, 2013. This amount is included in “Accrued and other liabilities” on the consolidated balance sheets as of December 31, 2013. For the years ended December 31, 2013, 2012 and 2011, we paid $73.6 million, $47.8 million and $41.2 million in dividends, respectively.

On April 23, 2013, our Board authorized the repurchase of up to $500 million of our common shares. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. The authorization of April 23, 2013 replaced the previous authority under which $134.9 million was unused. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.
In July 2013 we entered into an accelerated share repurchase agreement (ASR) and paid $250 million to a financial institution for an initial delivery of 3,145,643 shares. The repurchase took place under our previously announced $500 million share repurchase program. The value of the initial shares received on the date of purchase was $200 million, reflecting a $63.58 price per share which was recorded as a treasury share purchase for purposes of calculating earnings per share. We recorded the remaining $50 million as a forward contract indexed to our common stock in additional paid in capital. Final settlement of the ASR occurred on December 20, 2013 when we purchased the remaining $50 million of common stock under the ASR. The final number of shares that we repurchased under the ASR was 3,573,907 shares at a weighed average price of $69.95 per share.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 16: Reclassifications of Accumulated Other Comprehensive Income

The table below provides details about the reclassifications from Accumulated Other Comprehensive Income and the affected line items in the consolidated statements of income for each of the periods presented.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (1)			Affected Line Item in the Consolidated Statements of Income
	Year ended December 31,
(in Millions)	2013	2012	2011
Derivative instruments:
Foreign currency contracts	$(0.1)	$11.5	$0.5	Costs of sales and services
Energy contracts	(0.6)	(9.8)	(8.1)	Costs of sales and services
Foreign currency contracts	0.5	(10.5)	(2.4)	Selling, general and administrative expenses
Other contracts	(0.2)	(0.1)	—	Interest expense, net
	$(0.4)	$(8.9)	(10.0)	Total before tax
	0.1	3.0	3.4	Income tax (expense) benefit
	$(0.3)	$(5.9)	(6.6)	Amount included in net income

Pension and other postretirement benefits (2):
Amortization of prior service costs	$(2.0)	$(1.9)	$(1.7)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(48.3)	(46.9)	(31.7)	Selling, general and administrative expenses
Recognized loss due to settlement	(7.4)	—	—	Selling, general and administrative expenses
	$(57.7)	$(48.8)	$(33.4)	Total before tax
	21.8	18.4	13.3	Income tax (expense) benefit
	$(35.9)	$(30.4)	$(20.1)	Amount included in net income

Total reclassifications for the period	$(36.2)	$(36.3)	$(26.7)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the consolidated statements of income.

(2)
Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 13.

Note 17: Earnings Per Share
Earnings per common share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. For the years ended December 31, 2013 and 2011 there were 374,400 and 430,812 potential common shares excluded from Diluted EPS. For the year ended December 31, 2012 there were no potential common shares excluded from Diluted EPS.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Year Ended December 31,
	2013	2012	2011
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$453.2	$443.7	$404.0
Discontinued operations, net of income taxes	(159.3)	(27.5)	(38.1)
Net income	$293.9	$416.2	$365.9
Less: Distributed and undistributed earnings allocable to restricted award holders	(1.6)	(2.0)	(1.9)
Net income allocable to common stockholders	$292.3	$414.2	$364.0

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$3.34	$3.21	$2.83
Discontinued operations	(1.18)	(0.20)	(0.26)
Net income	$2.16	$3.01	$2.57

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$3.33	$3.20	$2.81
Discontinued operations	(1.17)	(0.20)	(0.26)
Net income	$2.16	$3.00	$2.55

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	135,209	137,701	142,056
Weighted average additional shares assuming conversion of potential common shares	928	1,112	1,252
Shares – diluted basis	136,137	138,813	143,308

Note 18: Financial Instruments, Risk Management and Fair Value Measurements
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
The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from, or corroborated by, observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

are included in the tables within this Note. The estimated fair value of debt is $1,895.8 million and $1,056.3 million and the carrying amount is $1,851.9 million and $964.4 million as of December 31, 2013 and December 31, 2012, respectively.
We enter into various financial instruments with off-balance-sheet risk as part of the normal course of business. These off-balance sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit, and other assistance to customers (Note 19). Decisions to extend financial guarantees to customers, and the amount of collateral required under these guarantees is based on our evaluation of creditworthiness on a case-by-case basis.
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
The primary currency movements for which we have exchange-rate exposure are the U.S. dollar versus the euro, the U.S. dollar versus the Chinese yuan, the U.S. dollar versus the Brazilian real and the U.S. dollar versus the Argentine peso.
Commodity Price Risk
We are exposed to risks in energy costs due to fluctuations in energy prices, particularly natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and entering into fixed-price contracts for the purchase of coal and fuel oil.
Our Agricultural Solutions segment enters into contracts with certain customers in Brazil whereby we exchange our products for physical delivery of soybeans from the customer. In order to mitigate the price risk associated with these barter contracts, we have entered into offsetting derivatives to hedge our exposure.
Interest Rate Risk
We use various strategies to manage our interest rate exposure, including entering into interest rate swap agreements to achieve a targeted mix of fixed and variable-rate debt. In the agreements we exchange, at specified intervals, the difference between fixed and variable-interest amounts calculated on an agreed-upon notional principal amount. As of December 31, 2013 and December 31, 2012, we had no such swap agreements in place.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Financial Guarantees and Letter-of-Credit Commitments
We enter into various financial instruments with off-balance-sheet risk as part of the normal course of business. These off-balance-sheet instruments include financial guarantees and contractual commitments to extend financial guarantees under letters of credit and other assistance to customers (Notes 1 and 19). Decisions to extend financial guarantees to customers, and the amount of collateral required under these guarantees, is based on our evaluation of creditworthiness on a case-by-case basis.

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
As of December 31, 2013, we had open foreign currency forward contracts in AOCI in a net after-tax loss position of $7.5 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2014. At December 31, 2013, we had open forward contracts with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $565 million.
As of December 31, 2013, we had current open commodity contracts in AOCI in a net after-tax gain position of $0.1 million designated as cash flow hedges of underlying forecasted purchases, primarily natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2014. At December 31, 2013, we had 5.2 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $7.4 million of net after-tax losses, representing both open foreign currency exchange contracts and open commodity contracts, approximately $7.4 million of these losses would be realized in earnings during the twelve months ending December 31, 2014, if spot rates in the future are consistent with forward rates as of December 31, 2013. The actual effect on earnings will be dependent on actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the consolidated statements of income.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $958 million at December 31, 2013. We held an immaterial amount of bushels, in aggregate notional volume of outstanding soybean contracts, to hedge outstanding barter contracts at December 31, 2013.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments as of December 31, 2013 and 2012.

	December 31, 2013
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$6.3	$5.5	$11.8	$(6.7)	$5.1
Energy contracts	0.7	—	0.7	(0.2)	0.5
Total derivative assets (1)	7.0	5.5	12.5	(6.9)	5.6

Foreign exchange contracts	(17.7)	(0.6)	(18.3)	6.7	(11.6)
Energy contracts	(0.6)	—	(0.6)	0.2	(0.4)
Total derivative liabilities (2)	(18.3)	(0.6)	(18.9)	6.9	(12.0)

Net derivative assets/(liabilities)	$(11.3)	$4.9	$(6.4)	$—	$(6.4)

	December 31, 2012
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$5.7	$—	$5.7	$(4.2)	$1.5
Energy contracts	0.2	—	0.2	(0.2)	—
Other contracts	0.2	—	0.2	—	0.2
Total derivative assets (1)	6.1	—	6.1	(4.4)	1.7

Foreign exchange contracts	(4.7)	(1.9)	(6.6)	4.2	(2.4)
Energy contracts	(1.7)	—	(1.7)	0.2	(1.5)
Total derivative liabilities (2)	(6.4)	(1.9)	(8.3)	4.4	(3.9)

Net derivative assets/(liabilities)	$(0.3)	$(1.9)	$(2.2)	$—	$(2.2)
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

The following tables provide the impact of derivative instruments and related hedged items on the consolidated statements of income for the years ended December 31, 2013 and 2012.

Derivatives in Cash Flow Hedging Relationships

	Contracts (2)
(in Millions)	Foreign exchange	Energy	Other	Total
Accumulated other comprehensive income (loss), net of tax at December 31, 2010	$0.4	$(3.9)	$—	$(3.5)
2011 Activity
Unrealized hedging gains (losses) and other, net of tax	(3.1)	(5.9)	(1.3)	(10.3)
Reclassification of deferred hedging (gains) losses, net of tax
Effective Portion (1)	1.6	5.0	—	6.6
	(1.5)	(0.9)	(1.3)	(3.7)

Accumulated other comprehensive income (loss), net of tax at December 31, 2011	$(1.1)	$(4.8)	$(1.3)	$(7.2)
2012 Activity
Unrealized hedging gains (losses) and other, net of tax	2.1	(2.3)	—	(0.2)
Reclassification of deferred hedging (gains) losses, net of tax
Effective Portion (1)	(0.3)	6.1	0.1	5.9
	1.8	3.8	0.1	5.7

Accumulated other comprehensive income (loss), net of tax at December 31, 2012	$0.7	$(1.0)	$(1.2)	$(1.5)
2013 Activity
Unrealized hedging gains (losses) and other, net of tax	(8.0)	0.7	2.4	(4.9)
Reclassification of deferred hedging (gains) losses, net of tax
Effective Portion (1)	(0.2)	0.4	0.1	0.3
	(8.2)	1.1	2.5	(4.6)

Accumulated other comprehensive income (loss), net of tax at December 31, 2013	$(7.5)	$0.1	$1.3	$(6.1)
____________________

(1)	Amounts are included in “Cost of sales and services” and "Interest expense" on the consolidated statements of income.

(2)	For the years ended December 31, 2013, 2012 and 2011, there was no material ineffectiveness with regard to cash flow hedges.

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Year Ended December 31,
(in Millions)		2013	2012	2011
Foreign Exchange contracts	Cost of Sales and Services	$11.2	$6.7	$3.3
Commodity contracts:
Energy contracts	Cost of Sales and Services	—	—	(0.2)
Total		$11.2	$6.7	$3.1

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
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our consolidated balance sheets as of December 31, 2013 and December 31, 2012.

(in Millions)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities: (1)
Energy contracts	$0.5	$—	$0.5	$—
Derivatives – Foreign Exchange (1)	5.1	—	5.1	—
Other (2)	32.7	32.7	—	—
Total Assets	$38.3	$32.7	$5.6	$—

Liabilities
Derivatives – Commodities: (3)
Energy contracts	$0.4	$—	$0.4	$—
Derivatives – Foreign Exchange (3)	11.6	—	11.6	—
Other (4)	37.4	37.4	—	—
Total Liabilities	$49.4	$37.4	$12.0	$—
____________________

(1)	Amounts included in “Prepaid and other current assets” in the consolidated balance sheets.

(2)
Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the consolidated balance sheets.

(3)	Amounts included in “Accrued and other liabilities” in the consolidated balance sheets.

(4)
Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the consolidated balance sheets.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions)	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities: (1)
Energy contracts	$0.2	$—	$0.2	$—
Derivatives – Foreign Exchange (1)	1.5	—	1.5	—
Other (2)	33.0	33.0	—	—
Total Assets	$34.7	$33.0	$1.7	$—

Liabilities
Derivatives – Commodities: (3)
Energy contracts	$1.5	$—	$1.5	$—
Derivatives – Foreign Exchange (3)	2.4	—	2.4	—
Acquisition (4)	1.0	—	—	1.0
Other (5)	39.8	39.8	—	—
Total Liabilities	$44.7	$39.8	$3.9	$1.0
____________________

(1)	Amounts included in “Prepaid and other current assets” in the consolidated balance sheets.

(2)
Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the consolidated balance sheets.

(3)	Amounts included in “Accrued and other liabilities” in the consolidated balance sheets.

(4)	Represents contingent consideration associated with the acquisitions during 2011. See Note 3 for more information. The changes in this Level 3 liability were not material for the period presented.

(5)
Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the consolidated balance sheets.

The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our consolidated balance sheets during the year ended December 31, 2013 and 2012. See Note 3 for the assets and liabilities measured on a non-recurring basis at fair value associated with our acquisitions.

(in Millions)	Year ended December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2013)
Assets
Net assets of discontinued operations held for sale (1)	$150.1	$—	$—	$150.1	$(156.7)
Long-lived assets associated with exit activities (2)	2.6	—	—	2.6	(1.9)
Total Assets	$152.7	$—	$—	$152.7	$(158.6)

Liabilities
Liabilities associated with exit activities (3)	$—	$—	$—	$—	$(7.2)
Total Liabilities	$—	$—	$—	$—	$(7.2)
____________________

(1)
As further discussed in Note 9, we assessed the carrying value of the net assets held for sale of our discontinued FMC Peroxygens segment at December 31, 2013. The charge was recorded in "Discontinued operations, net of income taxes" for the year ended December 31, 2013. Our evaluation of fair value, less cost to sell was based on the signed definitive agreement with One Equity Partners. The value of "net assets of discontinued operations held for sale" in the table above excludes the accumulated net CTA losses of our foreign operations which were included in our fair value less cost to sell evaluation. See Note 9 for more information.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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
____________________

(1)
We recorded charges to write down the value of certain long-lived assets to be abandoned within our FMC Agricultural Solutions and FMC Minerals segments to zero and in our discontinued FMC Peroxygens segment to their salvage value of $3.1 million, respectively. These long-lived assets have no future use and are anticipated to be demolished. The loss noted in the above table represents the accelerated depreciation of these assets recorded during the period.

(2)	This amount represents severance liabilities associated with our discontinued FMC Peroxygens segment.

Note 19: Guarantees, Commitments and Contingencies
We lease office space, plants and facilities, and various types of manufacturing, data processing and transportation equipment. Leases of real estate generally provide for our payment of property taxes, insurance and repairs. Capital leases are not significant. Rent expense under operating leases amounted to $15.7 million, $12.3 million and $19.5 million in 2013, 2012 and 2011, respectively. Rent expense is net of credits (received for the use of leased transportation assets) of $25.0 million, $25.4 million and $23.1 million in 2013, 2012 and 2011, respectively.
Minimum future rentals under noncancelable leases are estimated to be payable as follows: $26.3 million in 2014, $25.9 million in 2015, $17.3 million in 2016, $15.4 million in 2017, $14.6 million in 2018 and $142.7 million thereafter. Minimum future rentals for transportation assets included above aggregated approximately $60.2 million, against which we expect to continue to receive credits to substantially defray our rental expense.
Our minimum commitments under our take-or-pay purchase obligations associated with the sourcing of materials and energy total approximately $65.5 million. Since the majority of our minimum obligations under these contracts are over the life of the contract as opposed to a year-by-year basis, we are unable to determine the periods in which these obligations could be payable under these contracts. However, we intend to fulfill the obligations associated with these contracts through our purchases associated with the normal course of business.
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at December 31, 2013:

(in Millions)
Guarantees:
Guarantees of vendor financing	$27.9
Foreign equity method investment debt guarantees	7.9
Other debt guarantees of distributor financing	16.5
Total	$52.3
We provide guarantees to financial institutions on behalf of certain Agricultural Solutions customers, principally in Brazil and Mexico, for their seasonal borrowing. The total of these guarantees was $27.9 million and $31.4 million at December 31, 2013 and 2012, respectively, and is recorded on the consolidated balance sheets for each date as “Guarantees of vendor financing”. The change in the guarantees is generally due to the seasonality of the Agricultural Solutions business.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Excluded from the chart above, in connection with our property and asset sales and divestitures, we have agreed to indemnify the buyer for certain liabilities, including environmental contamination and taxes that occurred prior to the date of sale or provided guarantees to third parties relating to certain contracts assumed by the buyer. Our indemnification or guarantee obligations with respect to these liabilities may be indefinite as to duration and may or may not be subject to a deductible, minimum claim amount or cap. As such, it is not possible for us to predict the likelihood that a claim will be made or to make a reasonable estimate of the maximum potential loss or range of loss. If triggered, we may be able to recover some of the indemnity payments from third parties. We have not recorded any specific liabilities for these guarantees.
Contingencies
Competition / antitrust litigation related to the discontinued FMC Peroxygens segment. We are subject to actions brought by private plaintiffs relating to alleged violations of European and Canadian competition and antitrust laws, as further described below.
European competition action. Multiple European purchasers of hydrogen peroxide who claim to have been harmed as a result of alleged violations of European competition law by hydrogen peroxide producers assigned their legal claims to a single entity formed by a law firm. The single entity then filed a lawsuit in Germany in March 2009 against European producers, including our wholly-owned Spanish subsidiary, Foret. Initial defense briefs were filed in April 2010, and an initial hearing was held during the first quarter of 2011, at which time case management issues were discussed. At a subsequent hearing in October 2011, the Court indicated that it was considering seeking guidance from the European Court of Justice (“ECJ”) as to whether the German courts have jurisdiction over these claims. After submission of written comments on this issue by the parties, on March 1, 2012, the judge announced that she would refer the jurisdictional issues to the ECJ, which she did on April 29, 2013. Such a reference to the ECJ normally takes 12-18 months, from the date of formal reference, for completion. Since the case is in the preliminary stages and is based on a novel procedure - namely the attempt to create a cross-border “class action” which is not a recognized proceeding under EU or German law - we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend this matter.
Canadian antitrust actions. In 2005, after public disclosures of the U.S. federal grand jury investigation into the hydrogen peroxide industry (which resulted in no charges brought against us) and the filing of various class actions in U.S. federal and state courts, which have all been settled, putative class actions against us and five other major hydrogen peroxide producers were filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. The other five defendants have settled these claims for a total of approximately $20.6 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide from 1994 to 2005. Our motion for leave to appeal the class certification decision was denied in June 2010. The case was largely dormant while the Canadian Supreme Court considered, in different litigation, whether indirect purchasers may recover overcharges in antitrust actions. In October 2013 the Court ruled that such recovery is permissible. Despite this ruling, the plaintiffs have now moved to dismiss certain downstream purchasers from the case and to reduce the class period to November 1, 1998 through December 31, 2003 - thereby eliminating six of the eleven years of the originally certified class period. Since the proceedings are in the preliminary stages with respect to the merits, we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend these matters.
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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

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

Note 20: Segment Information
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

•
Finally, our Peroxygens and related Environmental Solutions product lines became a standalone reporting segment called FMC Peroxygens. During the second quarter of 2013 we began the process of marketing the segment for sale. In July 2013, we classified the FMC Peroxygens segment as a discontinued operation and asset held for sale. For more information on this presentation change see Note 9.

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

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions)	Year Ended December 31,
	2013	2012	2011
Revenue
FMC Agricultural Solutions	$2,145.7	$1,763.8	$1,464.5
FMC Health and Nutrition	762.0	680.8	654.3
FMC Minerals	970.0	966.2	917.5
Eliminations	(2.9)	(0.9)	—
Total	$3,874.8	$3,409.9	$3,036.3
Income (loss) from continuing operations before income taxes
FMC Agricultural Solutions	$539.0	$454.0	$349.8
FMC Health and Nutrition	169.5	161.6	159.4
FMC Minerals	128.3	171.4	175.7
Eliminations	—	(0.4)	—
Segment operating profit	836.8	786.6	684.9
Corporate and other	(82.7)	(78.6)	(75.3)
Operating profit before the items listed below	754.1	708.0	609.6
Restructuring and other (charges) income (1)	(47.9)	(27.5)	(6.3)
Interest expense, net	(42.2)	(40.7)	(35.0)
Non-operating pension and postretirement (charges) income (2)	(38.1)	(34.9)	(14.5)
Acquisition related charges (3)	(10.0)	(7.2)	(0.6)
Provision for income taxes	(148.6)	(134.5)	(132.9)
Discontinued operations, net of income taxes	(159.3)	(27.5)	(38.1)
Net income attributable to noncontrolling interests	(14.1)	(19.5)	(16.3)
Net income attributable to FMC stockholders	$293.9	$416.2	$365.9
____________________

(1)
See Note 7 for details of restructuring and other charges (income). Amounts for the years ended 2013, 2012 and 2011 relate to FMC Agricultural Solutions of $32.6 million, $8.5 million and $1.2 million; FMC Health and Nutrition of $1.0 million, $0.7 million and $1.5 million; FMC Minerals of $6.4 million, $13.0 million and $0.7 million; and Corporate of $7.9 million, $5.3 million and $2.9 million, respectively.

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

(3)
Charges related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and certain professional fees associated with the completion of acquisitions. Charges for the year ended December 31, 2013, represented amortization of inventory fair value step-up of $5.2 million and certain professional fees of $4.8 million associated with the completion of our Epax acquisition within our FMC Health and Nutrition segment. The charges for 2012 and 2011 represent amortization of inventory fair value step-up related to a number of acquisitions completed since fourth quarter 2011. On the consolidated statements of income, the charges associated with inventory fair value step-up are included in “Costs of sales and services” and fees associated with concluding the acquisitions are included in "Selling, general and administrative expenses".

Net sales to external customers for each of our product line groups is presented below. Our FMC Agricultural Solutions and FMC Health and Nutrition segment has one product line group, and therefore net sales to external customers within each of those segments are included in the table above.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

(in Millions)	Year Ended December 31,
	2013	2012	2011
Net Sales
Alkali	$747.0	$733.2	$692.7
Lithium	223.0	233.0	224.8
Total FMC Minerals Segment	$970.0	$966.2	$917.5

(in Millions)	December 31,
	2013	2012	2011
Operating capital employed (1)
FMC Agricultural Solutions	$1,398.1	$1,184.3	$903.2
FMC Health and Nutrition	1,380.5	874.2	696.1
FMC Minerals	758.4	702.1	610.2
Elimination	—	—	(0.2)
Total operating capital employed	3,537.0	2,760.6	2,209.3
Segment liabilities included in total operating capital employed	1,039.0	821.2	670.2
Assets of discontinued operations held for sale	198.3	336.6	307.6
Corporate items	460.9	455.5	556.4
Total assets	$5,235.2	$4,373.9	$3,743.5
Segment assets (2)
FMC Agricultural Solutions	$2,190.7	$1,793.7	$1,382.8
FMC Health and Nutrition	1,508.2	958.1	765.1
FMC Minerals	877.1	830.0	731.9
Elimination	—	—	(0.3)
Total segment assets	4,576.0	3,581.8	2,879.5
Assets of discontinued operations held for sale	198.3	336.6	307.6
Corporate items	460.9	455.5	556.4
Total assets	$5,235.2	$4,373.9	$3,743.5
____________________

(1)
We view operating capital employed, which consists of assets, net of liabilities, reported by our operations and excluding corporate items such as cash equivalents, debt, pension liabilities, income taxes and LIFO reserves, as our primary measure of segment capital.

(2)	Segment assets are assets recorded and reported by the segments and are equal to segment operating capital employed plus segment liabilities. See Note 1.

	Year Ended December 31,
(in Millions)	Capital Expenditures			Depreciation and Amortization			Research and Development Expense
	2013	2012	2011	2013	2012	2011	2013	2012	2011
FMC Agricultural Solutions	$50.1	$18.4	$17.4	$34.1	$34.4	$23.3	$100.5	$95.4	$84.4
FMC Health and Nutrition	115.7	56.5	38.8	35.4	25.8	23.1	10.5	9.9	10.1
FMC Minerals	50.3	92.9	88.9	53.9	52.4	50.1	6.7	6.7	6.6
Corporate	5.8	9.5	11.7	3.8	3.3	3.1	—	—	—
Total	$221.9	$177.3	$156.8	$127.2	$115.9	$99.6	$117.7	$112.0	$101.1

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Geographic Segment Information

(in Millions)	Year Ended December 31,
	2013	2012	2011
Revenue from continuing operations (by location of customer):
North America (1)	$1,285.1	$1,107.6	$1,009.4
Europe/Middle East/Africa	528.1	494.9	496.7
Latin America (1)	1,382.4	1,161.2	958.6
Asia Pacific	679.2	646.2	571.6
Total	$3,874.8	$3,409.9	$3,036.3
____________________

(1)
In 2013, countries with sales in excess of ten percent of consolidated revenue consisted of the U.S. and Brazil. Sales for the years ended December 2013, 2012 and 2011 for the U.S. totaled $1,244.8 million, $1,073.4 million and $975.2 million and for Brazil totaled $1,043.1 million, $845.4 million and $694.0 million, respectively.

(in Millions)	December 31,
	2013	2012
Long-lived assets (1):
North America (2)	$950.0	$861.9
Europe/Middle East/Africa (2)	736.7	463.6
Latin America	168.2	141.8
Asia Pacific	343.9	245.9
Total	$2,198.8	$1,713.2
____________________

(1)	Geographic segment long-lived assets exclude long-term deferred income taxes and assets of discontinued operations held for sale on the consolidated balance sheets.

(2)
The countries with long-lived assets in excess of ten percent of consolidated long-lived assets at December 31, 2013 and 2012 are the U.S. and Norway. Long lived assets at December 31, 2013 and 2012 for the U.S. totaled $948.0 million and $860.1 million and for Norway totaled $511.3 million and $245.8 million, respectively. Norway assets included goodwill of $273.1 million and $162.3 million at December 31, 2013 and 2012, respectively.

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 21: Supplemental Information

The following tables present details of prepaid and other current assets, other assets, accrued and other liabilities and other long-term liabilities as presented on the consolidated balance sheets:

Prepaid and other current assets	December 31,
(in Millions)	2013	2012
Prepaid insurance	$7.1	$7.1
Income and value added tax receivables	81.0	47.0
Environmental obligation recoveries (Note 10)	16.8	13.3
Derivative assets (Note 18)	5.6	1.7
Other prepaid and current assets	126.3	103.8
Total	$236.8	$172.9

Other assets	December 31,
(in Millions)	2013	2012
Debt financing fees, net	$10.6	$7.7
Advance to contract manufacturers	62.2	55.9
Capitalized software, net	32.5	32.8
Environmental obligation recoveries (Note 10)	18.7	38.3
Export tax receivable	26.6	23.5
Deferred compensation arrangements	32.7	33.0
Pension and other postretirement benefits (Note 13)	17.2	—
Other long-term assets	61.5	56.4
Total	$262.0	$247.6

Accrued and other liabilities	December 31,
(in Millions)	2013	2012
Asset retirement obligations, current (Note 8)	$17.9	$15.4
Restructuring reserves (Note 7)	6.1	10.5
Dividend payable (Note 15)	18.0	18.7
Accrued payroll	74.6	68.6
Environmental reserves, current, net of recoveries (Note 10)	29.5	15.8
Derivative liabilities (Note 18)	12.0	3.9
Other accrued and other liabilities	148.9	121.2
Total	$307.0	$254.1

Other long-term liabilities	December 31,
(in Millions)	2013	2012
Asset retirement obligations, long-term (Note 8)	$4.8	$10.1
Contingencies related to uncertain tax positions (Note 11)	37.3	23.3
Deferred compensation arrangements	37.4	39.8
Self insurance reserves (primarily workers' compensation)	14.9	19.6
Lease obligations	32.4	31.8
Reserve for discontinued operations (Note 9)	53.2	44.4
Other long-term liabilities	36.2	26.5
Total	$216.2	$195.5

FMC CORPORATION
Notes to Consolidated Financial Statements — (Continued)

Note 22: Quarterly Financial Information (Unaudited)

(in Millions, Except Share and Per Share Data)	2013				2012
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenue	$910.7	$876.0	$957.4	$1,130.7	$855.0	$817.5	$821.9	$915.5
Gross Profit	353.6	327.5	304.4	354.9	329.6	319.2	298.0	321.5
Income (loss) from continuing operations before equity in (earnings) loss of affiliates, net interest income and expense and income taxes	194.4	166.6	118.4	179.6	182.0	170.3	145.7	141.1
Income (loss) from continuing operations (2)	138.2	119.7	76.5	132.9	130.1	118.3	105.8	109.0
Discontinued operations, net of income taxes (4)	(3.2)	1.5	(56.6)	(101.0)	(5.5)	(8.0)	(11.2)	(2.8)
Net income (loss) (3)	135.0	121.2	19.9	31.9	124.6	110.3	94.6	106.2
Less: Net income attributable to noncontrolling interests	4.1	3.2	2.0	4.8	5.5	5.4	4.6	4.0
Net income (loss) attributable to FMC stockholders	$130.9	$118.0	$17.9	$27.1	$119.1	$104.9	$90.0	$102.2
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$134.1	$116.5	$74.5	$128.1	$124.6	$112.9	$101.2	$105.0
Discontinued operations, net of income taxes	(3.2)	1.5	(56.6)	(101.0)	(5.5)	(8.0)	(11.2)	(2.8)
Net income (loss)	$130.9	$118.0	$17.9	$27.1	$119.1	$104.9	$90.0	$102.2
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.97	$0.85	$0.55	$0.96	$0.90	$0.82	$0.73	$0.76
Discontinued operations	(0.02)	0.01	(0.42)	(0.76)	(0.04)	(0.06)	(0.08)	(0.02)
Basic net income (loss) per common share (1)	$0.95	$0.86	$0.13	$0.20	$0.86	$0.76	$0.65	$0.74
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.96	$0.85	$0.55	$0.95	$0.89	$0.82	$0.73	$0.76
Discontinued operations	(0.02)	0.01	(0.42)	(0.75)	(0.04)	(0.06)	(0.08)	(0.02)
Diluted net income (loss) per common share (1)	$0.94	$0.86	$0.13	$0.20	$0.85	$0.76	$0.65	$0.74
Weighted average shares outstanding:
Basic	137.1	136.3	134.1	133.3	138.3	137.2	137.4	137.6
Diluted	138.1	137.1	135.0	134.3	139.5	138.3	138.4	138.6
 ____________________

(1)	The sum of quarterly earnings per common share may differ from the full-year amount.

(2)	Fourth quarter 2012 results were unfavorably impacted by $13.3 million ($9.3 million after-tax) of restructuring and other charges (income), due to the Lithium restructuring. (See Note 7).

(3)
In the fourth quarter of 2012, our results were favorably impacted due to a valuation allowance decrease of $14.9 million related to U.S. state net operating losses now expected to be recoverable (See Note 11).

(4)
In the third and fourth quarter of 2013, our discontinued operations included impairment charges of $65.0 million ($50.8 million after-tax) and $91.7 million ($71.3 million after-tax), respectively associated with the sale of our FMC Peroxygens segment (See Note 9).

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FMC Corporation:

We have audited the accompanying consolidated balance sheets of FMC Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FMC Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FMC Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania
February 18, 2014

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. We based this assessment on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. We reviewed the results of our assessment with the Audit Committee of our Board of Directors.
Based on this assessment, we determined that, as of December 31, 2013, FMC has effective internal control over financial reporting.
KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2013, which appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FMC Corporation:
We have audited FMC Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). FMC Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report titled “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, FMC Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FMC Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the years in the three-year period ended December 31, 2013, and our report dated February 18, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Philadelphia, Pennsylvania
February 18, 2014

FMC CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

		Provision /(Benefit)
(in Millions)	Balance, Beginning of Year	Charged to Costs and Expenses	Charged to Other Comprehensive Income	Write- offs (1)	Balance, End of Year
December 31, 2013
Reserve for doubtful accounts	$26.8	5.7	—	(2.3)	$30.2
Deferred tax valuation allowance	$84.5	23.1	0.6	—	$108.2
December 31, 2012
Reserve for doubtful accounts	$20.7	8.8	—	(2.7)	$26.8
Deferred tax valuation allowance	$92.6	(8.1)	—	—	$84.5
December 31, 2011
Reserve for doubtful accounts	$20.3	3.9	—	(3.5)	$20.7
Deferred tax valuation allowance	$76.3	16.3	—	—	$92.6
____________________

(1)	Write-offs are net of recoveries.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2013, that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning directors, appearing under the caption "III. Board of Directors" in our Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders scheduled to be held on April 24, 2014 (the "Proxy Statement"), information concerning the Audit Committee, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance-Committees and Independence of Directors-Audit Committee" in the Proxy Statement, information concerning the Code of Ethics, appearing under the caption "IV. Information About the Board of Directors and Corporate Governance—Corporate Governance-Code of Ethics and Business Conduct Policy" in the Proxy Statement, and information about compliance with Section 16(a) of the Securities Exchange Act of 1934 appearing under the caption "VII. Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement, is incorporated herein by reference in response to this Item 10.

The executive officers of FMC Corporation, the offices they currently hold, their business experience since at least January 1, 2009 and their ages as of December 31, 2013, are as follows:

Name	Age on 12/31/2013	Office, year of election and other information
Pierre R. Brondeau	56
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

Paul W. Graves	42	Executive Vice President and Chief Financial Officer (12-present); Managing Director, Goldman Sachs Group (06-12)
Andrea E. Utecht	65	Executive Vice President, General Counsel and Secretary (01-present); Senior Vice President, Secretary and General Counsel, Atofina Chemicals, Inc. (96-01)
Mike P. Smith	52
Vice President, Health and Nutrition (13-present); Division General Manager, BioPolymer (08-13); General Manager, Food Ingredients (04-08); Division General Manager, Hydrogen Peroxide (01-04); Division General Manager, Speciality Peroxygens (99-01)

Edward T. Flynn	55	President, FMC Minerals (12-present); General Manager Alkali Chemicals Division, President FMC Wyoming Corp. (02-12); Chief Information Officer (00-02)
Mark A. Douglas	51
President, FMC Agricultural Solutions (12-present); President, Industrial Chemicals Group (11-12); Vice President, Global Operations and International Development (10-11); Vice President, President Asia, Dow Advanced Materials (09-10); Corporate Vice President, President Asia, Rohm and Haas Company (07-09); Board Member, Quaker Chemical (13-present)

Thomas C. Deas, Jr.	63
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
Equity Compensation Plan Information
The table below sets forth information with respect to compensation plans under which equity securities of FMC are authorized for issuance as of December 31, 2013. All of the equity compensation plans pursuant to which we are currently granting equity awards have been approved by stockholders.

Plan Category	Number of Securities to be issued upon exercise of outstanding options and restricted stock awards (A) (2)	Weighted- average exercise price of outstanding options and restricted stock awards (B) (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity Compensation Plans approved by stockholders	2,703,434	$36.76	5,345,924

(1)	Taking into account all outstanding awards included in this table, the weighted-average exercise price of such stock options is $36.76 and the weighted-average term-to-expiration is 5.94 years.

(2)	Includes 2,058,076 stock options and 503,158 restricted stock awards granted to employees and 142,200 Restricted Stock Units (RSUs) held by directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed with this Report
1. Consolidated financial statements of FMC Corporation and its subsidiaries are incorporated under Item 8 of this Form 10-K.
2. The following supplementary financial information is filed in this Form 10-K:

Page
Financial Statements Schedule II – Valuation and qualifying accounts and reserves for the years ended December 31, 2013, 2012 and 2011	97
The schedules not included herein are omitted because they are not applicable or the required information is presented in the financial statements or related notes.
3. Exhibits: See attached Index of Exhibits

(b)	Exhibits

Exhibit No.	Exhibit Description
(3)	Articles of Incorporation and By-Laws

*3.1	Restated Certificate of Incorporation, as amended through May 23, 2013 (Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on July 30, 2013)

*3.2	Restated By-Laws of FMC Corporation as of September 23, 2013 (Exhibit 3.2 to the Current Report on Form 8-K filed September 23, 2013)

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

*4.4
Third Supplemental Indenture, dated as of November 15, 2013, by and between the Company and U.S. Bank National Association, as trustee (including the form of the Note) (Exhibit 4.1 to the Current Report on Form 8-K filed on November 12, 2013).

(10)	Material contracts

*10.1
Credit Agreement, dated as of August 5, 2011, among FMC Corporation and certain Foreign Subsidiaries, the Lenders and Issuing Banks Parties Thereto, Citibank, N.A., as Administrative Agent, Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers, Bank of America, N.A., as Syndication Agent, DNB NOR Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., and Sumitomo Mitsui Banking Corp., as Co-Documentation Agents, and DNB NOR Bank ASA, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Sumitomo Mitsui Banking Corp., BNP Paribas, HSBC Bank USA, National Association, and U.S. Bank, National Association, as Co-Senior Managing Agents (Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2011)

*10.1a
Amendment and Consent No. 1, dated as of August 5, 2013, to the Credit Agreement, dated as of August 5, 2011, among FMC Corporation, certain subsidiaries of FMC Corporation party thereto, the lenders and issuing banks party thereto, and Citibank, N.A., as Administrative Agent for such lenders (Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on October 29, 2013)

*10.2
Asset Purchase Agreement among FMC Corporation, Solutia Inc., Astaris LLC, Israel Chemicals Limited and ICL Performance Products Holding Inc., dated as of September 1, 2005 (Exhibit 10 to the Quarterly Report on Form 10-Q/A filed on November 8, 2005)

Exhibit No.	Exhibit Description
†*10.3	FMC Corporation Compensation Plan for Non-Employee Directors As Amended and Restated Effective February 20, 2009 (Exhibit 10.4 to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.3.a	Non-Employee Director Restricted Stock Unit Award Agreement (Exhibit 10.4.a to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.3.b	Non-Employee Director Restricted Stock Unit Award Agreement (Exhibit 10.4.b to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.4	FMC Corporation Salaried Employees’ Equivalent Retirement Plan, as amended and restated effective as of January 1, 2009 (Exhibit 10.5 to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.5
FMC Corporation Salaried Employees’ Equivalent Retirement Plan Grantor Trust, as amended and restated effective as July 31, 2001 (Exhibit 10.6.a to the Quarterly Report on Form 10-Q filed on November 7, 2001)

†*10.6	FMC Corporation Non-Qualified Savings and Investment Plan, as adopted by the Company on December 17, 2008 (Exhibit 10.7 to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.7
FMC Corporation Non-Qualified Savings and Investment Plan Trust, as amended and restated effective as of September 28, 2001 (Exhibit 10.7.a to the Quarterly Report on Form 10-Q filed on November 7, 2001)

†* 10.7.a
First Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of October 1, 2003 (Exhibit 10.15a to the Annual Report on Form 10-K filed on March 11, 2004)

†* 10.7.b	Second Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust, effective as of January 1, 2004 (Exhibit 10.12b to the Annual Report on Form 10-K filed on March 14, 2005)

†*10.7.c
Third Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of February 14, 2005 (Exhibit 10.8.c to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.7.d
Fourth Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of July 1, 2005 (Exhibit 10.8.d to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.7.e
Fifth Amendment to FMC Corporation Non-Qualified Savings and Investment Plan Trust between Fidelity Management Trust Company and FMC Corporation, effective as of April 23, 2008 (Exhibit 10.8.e to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.8	FMC Corporation Incentive Compensation and Stock Plan as amended and restated through February 18, 2013 (Exhibit 10.8 to the Annual Report on Form 10-K filed on February 18, 2013)

†*10.8a	Form of Employee Restricted Stock Unit Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.8 to the Annual Report on Form 10-K filed on February 18, 2013)

†*10.8b	Form of Nonqualified Stock Option Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.8 to the Annual Report on Form 10-K filed on February 18, 2013)

†*10.8c	Form of Key Manager Restricted Stock Agreement Pursuant to the FMC Corporation Incentive Compensation and Stock Plan (Exhibit 10.8 to the Annual Report on Form 10-K filed on February 18, 2013)

†*10.9	FMC Corporation Executive Severance Plan, as amended and restated effective as of January 1, 2009 (Exhibit 10.10 to the Annual Report on Form 10-K filed on February 23, 2009)

†*10.10	FMC Corporation Executive Severance Grantor Trust Agreement, dated July 31, 2001 (Exhibit 10.10.a to the Quarterly Report on Form 10-Q filed on November 7, 2001)

Exhibit No.	Exhibit Description
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

†10.12	Amended and Restated Executive Severance Agreement, dated November 6, 2012, between FMC Corporation and Andrea E. Utecht.

†10.13	Amended and Restated Executive Severance Agreement, entered into as of November 6, 2012, by and between FMC Corporation and Thomas C. Deas, Jr.

†*10.14
Amended and Restated Executive Severance Agreement, entered into as of November 6, 2012, by and between FMC Corporation and Edward T. Flynn. (Exhibit 10.14 to the Annual Report on Form 10-K filed on February 18, 2013)

†*10.14a	Transition Agreement by and between D. Michael Wilson and FMC Corporation, dated April 29, 2013. (Exhibit 10.1 to FMC Corporation's Current Report on Form 8-K filed on April 30, 2013)

*10.15	Joint Venture Agreement between FMC Corporation and Solutia Inc., made as of April 29, 1999 (Exhibit 2.I to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.a	First Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of December 29, 1999 (Exhibit 2.II to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.b	Second Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of February 2, 2000 (Exhibit 2.III to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.c	Third Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., effective as of March 31, 2000 (Exhibit 2.IV to Solutia’s Current Report on Form 8-K filed on April 27, 2000)

*10.15.d	Fourth Amendment to Joint Venture Agreement between FMC Corporation and Solutia Inc., dated November 4, 2005 (Exhibit 10 to FMC Corporation’s Current Report on Form 8-K filed on November 9, 2005)

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

†*10.18	Executive Severance Agreement, dated November 6, 2012, between FMC Corporation and Paul W. Graves. (Exhibit 10.3 to FMC Corporation’s Current Report on Form 8-K filed on November 9, 2012)

Exhibit No.	Exhibit Description
12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

95	Mine Safety Disclosures

101	Interactive Data File
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
Date: February 18, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ PAUL W. GRAVES Paul W. Graves	Executive Vice President and Chief Financial Officer	February 18, 2014

/S/ NICHOLAS L. PFEIFFER Nicholas L. Pfeiffer	Corporate Controller (Principal Accounting Officer)	February 18, 2014

/S/ PIERRE R. BRONDEAU Pierre R. Brondeau	President, Chief Executive Officer and Chairman of the Board	February 18, 2014

/S/ G. PETER D’ALOIA G. Peter D’Aloia	Director	February 18, 2014

/S/ EDUARDO E. CORDEIRO Eduardo E. Cordeiro	Director	February 18, 2014

/S/ C. SCOTT GREER C. Scott Greer	Director	February 18, 2014

/S/ DIRK A. KEMPTHORNE Dirk A. Kempthorne	Director	February 18, 2014

/S/ EDWARD J. MOONEY Edward J. Mooney	Director	February 18, 2014

/S/ PAUL J. NORRIS Paul J. Norris	Director	February 18, 2014

/S/ ROBERT C. PALLASH Robert C. Pallash	Director	February 18, 2014

/S/ VINCENT R. VOLPE, JR. Vincent R. Volpe, Jr.	Director	February 18, 2014

/S/ WILLIAM H. POWELL William H. Powell	Director	February 18, 2014

/S/ K'LYNNE JOHNSON K'Lynne Johnson	Director	February 18, 2014

INDEX OF EXHIBITS FILED WITH THE
FORM 10-K OF FMC CORPORATION
FOR THE YEAR ENDED DECEMBER 31, 2013

Exhibit No.	Exhibit Description
10.12	Amended and Restated Executive Severance Agreement, dated November 6, 2012, between FMC Corporation and Andrea E. Utecht.

10.13	Amended and Restated Executive Severance Agreement, entered into as of November 6, 2012, by and between FMC Corporation and Thomas C. Deas, Jr.

12	Computation of Ratios of Earnings to Fixed Charges

21	FMC Corporation List of Significant Subsidiaries

23.1	Consent of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	Chief Executive Officer Certification of Annual Report

32.2	Chief Financial Officer Certification of Annual Report

95	Mine Safety Disclosures

101	Interactive Data File