Form 10-Q
period 2014-03-31
FMC CORP
filed 2014-05-07
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at March 31, 2014
Common Stock, par value $0.10 per share	133,162,521

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in Millions, Except Per Share Data)	Three Months Ended March 31
	2014	2013
	(unaudited)
Revenue	$941.8	$910.7
Costs and Expenses
Costs of sales and services	613.3	557.1

Gross margin	328.5	353.6

Selling, general and administrative expenses	119.4	121.9
Research and development expenses	26.1	28.0
Restructuring and other charges (income)	6.7	9.3
Business separation costs	3.0	—
Total costs and expenses	768.5	716.3
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	173.3	194.4
Equity in (earnings) loss of affiliates	—	0.3
Interest expense, net	13.5	10.5
Income from continuing operations before income taxes	159.8	183.6
Provision for income taxes	39.3	45.4
Income from continuing operations	120.5	138.2
Discontinued operations, net of income taxes	(50.1)	(3.2)
Net income	70.4	135.0
Less: Net income attributable to noncontrolling interests	4.8	4.1
Net income attributable to FMC stockholders	$65.6	$130.9
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$115.7	$134.1
Discontinued operations, net of income taxes	(50.1)	(3.2)
Net income attributable to FMC stockholders	$65.6	$130.9
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.87	$0.97
Discontinued operations	(0.38)	(0.02)
Net income attributable to FMC stockholders	$0.49	$0.95
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.86	$0.96
Discontinued operations	(0.37)	(0.02)
Net income attributable to FMC stockholders	$0.49	$0.94
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in Millions)	Three Months Ended March 31
	2014	2013
	(unaudited)
Net income	$70.4	$135.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	49.9	(14.6)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $1.3 and $3.6 for the three months ended March 31, 2014 and 2013, respectively	2.5	6.2
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $0.4 and $(0.4) for the three months ended March 31, 2014 and 2013, respectively (3)	1.1	(0.7)
Total derivative instruments, net of tax of $1.7 and $3.2 for the three months ended March 31, 2014 and 2013, respectively	3.6	5.5

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of zero and $0.1 for the three months ended March 31, 2014 and 2013, respectively (2)	0.5	0.6
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $3.2 and $6.4 for the three months ended March 31, 2014 and 2013, respectively (3)	6.0	10.8
Total pension and other postretirement benefits, net of tax of $3.2 and $6.5 for the three months ended March 31, 2014 and 2013, respectively	6.5	11.4

Other comprehensive income (loss), net of tax	60.0	2.3
Comprehensive income	$130.4	$137.3
Less: Comprehensive income attributable to the noncontrolling interest	5.1	4.0
Comprehensive income attributable to FMC stockholders	$125.3	$133.3
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates permanently. The amount for 2014 includes reclassification to net income due to the divestiture of our FMC Peroxygens business, see Note 14 for more information. In accordance with accounting guidance, this amount was previously factored into the lower of cost or fair value test associated with the 2013 Peroxygens' asset held for sale write-down charges.

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

(3)	For more detail on the components of these reclassifications and the affected line item in the Condensed Consolidated Statements of Income see Note 14.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	March 31, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$92.5	$123.2
Trade receivables, net of allowance - 2014: $30.8; 2013: $30.2	1,568.3	1,484.3
Inventories	702.8	688.4
Prepaid and other current assets	176.0	236.8
Deferred income taxes	212.9	214.0
Current assets of discontinued operations held for sale	—	198.3
Total current assets	$2,752.5	$2,945.0
Investments	26.8	26.8
Property, plant and equipment, net	1,268.7	1,248.3
Goodwill	390.7	389.4
Other intangibles, net	268.4	272.3
Other assets	282.8	262.0
Deferred income taxes	100.8	91.4
Total assets	$5,090.7	$5,235.2
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$658.5	$697.8
Accounts payable, trade and other	380.2	475.2
Advance payments from customers	30.4	178.9
Accrued and other liabilities	276.4	307.0
Accrued customer rebates	290.4	203.7
Guarantees of vendor financing	56.7	27.9
Accrued pension and other postretirement benefits, current	12.7	12.7
Income taxes	21.4	35.3
Current liabilities of discontinued operations held for sale	—	48.2
Total current liabilities	$1,726.7	$1,986.7
Long-term debt, less current portion	1,154.0	1,154.1
Accrued pension and other postretirement benefits, long-term	54.0	57.8
Environmental liabilities, continuing and discontinued	167.9	175.2
Deferred income taxes	85.2	73.1
Other long-term liabilities	215.5	216.2
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2014 or 2013	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares at 2014 and 2013	18.6	18.6
Capital in excess of par value of common stock	455.8	448.3
Retained earnings	2,802.8	2,757.3
Accumulated other comprehensive income (loss)	(142.2)	(201.9)
Treasury stock, common, at cost - 2014: 52,821,271 shares, 2013: 53,098,103 shares	(1,502.0)	(1,502.5)
Total FMC stockholders’ equity	$1,633.0	$1,519.8
Noncontrolling interests	54.4	52.3
Total equity	$1,687.4	$1,572.1
Total liabilities and equity	$5,090.7	$5,235.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Three Months Ended March 31
	2014	2013
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income	$70.4	$135.0
Discontinued operations	50.1	3.2
Income from continuing operations	$120.5	$138.2
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	33.1	28.6
Equity in (earnings) loss of affiliates	—	0.3
Restructuring and other charges (income)	6.7	9.3
Deferred income taxes	1.3	15.2
Pension and other postretirement benefits	8.5	18.6
Share-based compensation	3.8	5.2
Excess tax benefits from share-based compensation	(3.4)	(4.3)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(82.2)	(100.6)
Guarantees of vendor financing	28.9	(14.2)
Inventories	(12.0)	(4.6)
Other current assets and other assets	(16.1)	6.3
Accounts payable	(71.0)	(55.5)
Accrued and other current liabilities and other liabilities	5.8	(10.3)
Advance payments from customers	(148.4)	(133.0)
Accrued payroll	(29.0)	(26.6)
Accrued customer rebates	86.2	120.3
Income taxes	9.3	2.5
Pension and other postretirement benefit contributions	(23.8)	(17.9)
Environmental spending, continuing, net of recoveries	(1.6)	(1.0)
Restructuring and other spending	(1.9)	(2.6)
Cash provided (required) by operating activities of continuing operations	$(85.3)	$(26.1)

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(3.7)	(7.6)
Operating activities of discontinued operations of FMC Peroxygens	(1.2)	(2.5)
Payments of other discontinued reserves, net of recoveries	(6.6)	(8.3)
Cash provided (required) by operating activities of discontinued operations	$(11.5)	$(18.4)
The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Three Months Ended March 31
	2014	2013
	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(75.3)	$(38.9)
Proceeds from disposal of property, plant and equipment	—	1.2
Acquisitions, net of cash acquired	—	(0.2)
Investments in nonconsolidated affiliates	—	(3.2)
Other investing activities	(1.1)	(5.5)
Cash provided (required) by investing activities of continuing operations	$(76.4)	$(46.6)

Cash provided (required) by investing activities of discontinued operations:
Proceeds from FMC Peroxygens divestiture	199.1	—
Other discontinued investing activities	0.9	(8.6)
Cash provided (required) by investing activities of discontinued operations	$200.0	$(8.6)

Cash provided (required) by financing activities of continuing operations:
Net borrowings (repayments) under committed credit facility	—	325.0
Increase (decrease) in short-term debt	(39.6)	(13.4)
Repayments of long-term debt	(0.7)	(0.3)
Proceeds from borrowings of long-term debt	—	0.4
Distributions to noncontrolling interests	(3.0)	(6.6)
Acquisition of noncontrolling interests	—	(72.0)
Issuances of common stock, net	5.2	2.9
Excess tax benefits from share-based compensation	3.4	4.3
Dividends paid	(18.0)	(18.7)
Repurchases of common stock under publicly announced program	—	(109.9)
Other repurchases of common stock	(4.0)	(6.4)
Cash provided (required) by financing activities of continuing operations	$(56.7)	$105.3
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(0.1)
Increase (decrease) in cash and cash equivalents	(30.7)	5.5
Cash and cash equivalents, beginning of period	123.2	77.1
Cash and cash equivalents, end of period	$92.5	$82.6
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $11.2 million and $9.3 million, and income taxes paid, net of refunds were $25.3 million and $27.3 million for the three months ended March 31, 2014 and 2013, respectively. Non-cash additions to property, plant and equipment were $24.0 million and $11.0 million for March 31, 2014 and 2013.
See Note 13 regarding quarterly cash dividend.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations and cash flows for the three months ended March 31, 2014 and 2013, and our financial position as of March 31, 2014. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013 (the “2013 10-K”).
Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items

In April 2014, the Financial Accounting Standards Board ("FASB") issued its updated guidance on the financial reporting of discontinued operations. This new standard changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Additionally, expanded disclosures about discontinued operations will be required to provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This guidance impacts disclosures within an entity's financial statements and notes to the financial statements. We are required to prospectively adopt this guidance in the first quarter of 2015. The updated guidance will not impact existing conclusions with respect to discontinued operations classification.

Note 3: Business Separation
On March 10, 2014, we announced a plan to separate into two independent public companies. One company, “New FMC,” will contain our FMC Agricultural Solutions and FMC Health and Nutrition segments, while the other company, "FMC Minerals", will be comprised of our FMC Minerals segment. The official name for “New FMC” will be determined in the coming months.
We are currently in the process of evaluating the form and structure to separate FMC Corporation into two separate independent companies. We expect the separation, which remains subject to final board approval and other customary conditions, to take the form of a tax-free distribution of shares to existing FMC Corporation shareholders. We expect to complete the separation in the first half of 2015.
For the three months ended March 31, 2014, $3.0 million in expense was recognized related to this transaction and is included within "Business separation costs" on our condensed consolidated statement of income. These costs were primarily related to professional fees associated with separation activities within finance and legal functions.

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2014, are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Health and Nutrition	FMC Minerals	Total
Balance, December 31, 2013	$31.0	$358.4	$—	$389.4
Foreign currency adjustments	—	1.3	—	1.3
Balance, March 31, 2014	$31.0	$359.7	$—	$390.7

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Our intangible assets, other than goodwill, consist of the following:

	March 31, 2014			December 31, 2013
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$159.6	$(17.4)	$142.2	$159.3	$(15.2)	$144.1
Patents	0.4	—	0.4	0.4	—	0.4
Trademarks and trade names	1.3	(0.5)	0.8	1.3	(0.4)	0.9
Purchased and licensed technologies	75.5	(20.9)	54.6	75.6	(19.3)	56.3
Other intangibles	4.3	(3.0)	1.3	4.3	(2.8)	1.5
	$241.1	$(41.8)	$199.3	$240.9	$(37.7)	$203.2

Intangible assets not subject to amortization (indefinite life)
Trademarks and trade names	$67.0		$67.0	$67.0		$67.0
In-process research & development	2.1		2.1	2.1		2.1
	$69.1		$69.1	$69.1		$69.1
Total intangible assets	$310.2	$(41.8)	$268.4	$310.0	$(37.7)	$272.3
At March 31, 2014, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite Life
FMC Agricultural Solutions	$105.1	$35.2
FMC Health and Nutrition	93.0	33.9
FMC Minerals	1.2	—
Total	$199.3	$69.1

Note 5: Inventories
Inventories consisted of the following:

(in Millions)	March 31, 2014	December 31, 2013
Finished goods	$355.7	$283.0
Work in process	229.1	276.7
Raw materials, supplies and other	287.9	297.8
First-in, first-out inventory	$872.7	$857.5
Less: Excess of first-in, first-out cost over last-in, first-out cost	(169.9)	(169.1)
Net inventories	$702.8	$688.4

Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	March 31, 2014	December 31, 2013
Property, plant and equipment	$2,711.1	$2,663.2
Accumulated depreciation	(1,442.4)	(1,414.9)
Property, plant and equipment, net	$1,268.7	$1,248.3

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 7: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Three Months Ended March 31
(in Millions)	2014	2013
Restructuring charges and asset disposals	$5.3	$7.8
Other charges (income), net	1.4	1.5
Total restructuring and other charges	$6.7	$9.3

Restructuring charges and asset disposals
Restructuring activities that commenced during 2014 are described below. For detail on the restructuring charges and asset disposals which commenced prior to 2013, see Note 7 to our consolidated financial statements included with our 2013 Form 10-K.

2014 Restructuring Activities
Health and Nutrition Restructuring:
During the quarter ended March 31, 2014 our Health and Nutrition segment implemented a plan to restructure a portion of its operations. The objective of the restructuring was to better align our business and costs to macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our Health and Nutrition facilities.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Health and Nutrition Restructuring	$4.9	$—	$—	$4.9
Lithium Restructuring	—	0.1	—	0.1
Other Items	—	0.3	—	0.3
Three months ended March 31, 2014	$4.9	$0.4	$—	$5.3
Lithium Restructuring	2.6	2.2	1.0	5.8
Other Items	1.8	0.2	—	2.0
Three months ended March 31, 2013	$4.4	$2.4	$1.0	$7.8
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves, continuing and discontinued, that will result in cash spending. These amounts exclude asset retirement obligations, which are discussed in Note 8.

(in Millions)	Balance at 12/31/13 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 3/31/14 (4)
Health and Nutrition Restructuring	$—	$4.9	$(1.2)	$—	$3.7
Lithium Restructuring	0.3	0.1	(0.1)	—	0.3
Other Workforce Related and Facility Shutdowns (1)	2.8	0.3	(0.6)	—	2.5
Restructuring activities related to discontinued operations (5)	3.0	1.4	(1.6)	—	2.8
Total	$6.1	$6.7	$(3.5)	$—	$9.3
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns noted in the “Other Items” sections above.

(2)
Primarily severance, exited lease, contract termination and other miscellaneous exit costs. Any accelerated depreciation and impairment charges noted above impacted our property, plant and equipment balances and are not included in the above tables.

(3)	Primarily foreign currency translation adjustments.

(4)	Included in “Accrued and other liabilities” on the condensed consolidated balance sheets.

(5)
Cash spending associated with restructuring activities of discontinued operations is reported within Payments of other discontinued reserves, net of recoveries on the condensed consolidated statements of cash flows.

Other charges (income), net

	Three Months Ended March 31
(in Millions)	2014	2013
Environmental charges, net	$1.4	$1.0
Other, net	—	0.5
Other charges (income), net	$1.4	$1.5
Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 11 for additional details.

Note 8: Asset Retirement Obligations
As of March 31, 2014, the balance of our asset retirement obligations was $22.5 million compared to $22.7 million at December 31, 2013. A more complete description of our asset retirement obligations can be found in Note 8 to our 2013 consolidated financial statements in our 2013 10-K.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

.Note 9: Debt
Debt maturing within one year:

(in Millions)	March 31, 2014	December 31, 2013
Short-term foreign debt (1)	$17.8	$7.1
Commercial paper (2)	605.9	656.0
Total short-term debt	$623.7	$663.1
Current portion of long-term debt	34.8	34.7
Short-term debt and current portion of long-term debt	$658.5	$697.8
____________________
(1)     We often provide parent-company guarantees to lending institutions that extend credit to our foreign subsidiaries.
(2)    At March 31, 2014, the average effective interest rate on the borrowings was 0.33%.
Long-term debt:

(in Millions)	March 31, 2014
	Interest Rate Percentage	Maturity Date	3/31/2014	12/31/2013
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.1-6.5%	2014-2035	$174.0	$174.0
Senior notes (less unamortized discount of $2.2 and $2.2, respectively)	3.95-5.2%	2019-2024	997.8	997.8
Credit Facility (1)	2.4%	2017	—	—
Foreign debt	0-9.3%	2014-2024	17.0	17.0
Total long-term debt			$1,188.8	$1,188.8
Less: debt maturing within one year			34.8	34.7
Total long-term debt, less current portion			$1,154.0	$1,154.1
____________________

(1)
Letters of credit outstanding under our Credit Facility totaled $73.1 million and available funds under this facility were $821.0 million at March 31, 2014 (which reflects borrowings under our commercial paper program).

Covenants
Among other restrictions, our Credit Facility contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended March 31, 2014, was 2.6 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended March 31, 2014, was 17.5 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at March 31, 2014.

Note 10: Discontinued Operations
FMC Peroxygens:
On February 28, 2014, we completed the previously disclosed sale of our FMC Peroxygens business for $199.1 million in cash to One Equity Partners (OEP), the private investment arm of J.P. Morgan Chase & Co. The sale resulted in approximately $193.0 million in after-tax proceeds and an additional pre-tax loss of $10.1 million ($39.0 million net of tax) for the three months ended March 31, 2014. The net of tax loss of $39.0 million was driven by the final allocation of the $199.1 million of proceeds which was agreed to between us and OEP on February 28, 2014. The majority of the proceeds were allocated to higher taxing jurisdictions (i.e. United States) which resulted in tax expense within those jurisdictions, that were not offset by tax benefits from other taxing jurisdictions. We did not benefit the tax losses produced in those other taxing jurisdictions, as we do not expect the losses produced in those jurisdictions to be recoverable. The loss was recorded in discontinued operations, net of income taxes in our condensed consolidated income statements for the three months ended March 31, 2014.
The results of our discontinued FMC Peroxygens operations are summarized below:

(in Millions)	Three Months Ended March 31
	2014	2013
Revenue	$55.5	$79.5

(Loss) income from discontinued operations before income taxes (1)	(10.7)	4.5
Provision for income taxes	29.3	2.1
Total discontinued operations of FMC Peroxygens, net of income taxes	$(40.0)	$2.4
____________________

(1)
Includes allocated interest expense of $0.8 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively. Interest was allocated in accordance with relevant discontinued operations accounting guidance. Interest expense allocated in 2014 was prior to the completed sale. Income from discontinued operations before income taxes for 2014 includes the pre-tax loss of $10.1 million discussed in the preceding paragraph.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The following table presents the major classes of assets and liabilities of the FMC Peroxygens business as of December 31, 2013:

(in Millions)	December 31, 2013
Assets
Current assets of discontinued operations held for sale (primarily trade receivables and inventories)	$94.8
Property, plant & equipment	61.1
Goodwill	—
Intangible assets, net	2.7
Other non-current assets	39.7
Noncurrent assets of discontinued operations held for sale (1)	103.5
Total Assets	198.3

Liabilities
Current liabilities of discontinued operations held for sale	43.0
Noncurrent liabilities of discontinued operations held for sale (1)	5.2
Total Liabilities	48.2
Net Assets (2)	$150.1
____________________

(1)	Presented as "Current assets\liabilities of discontinued operations held for sale" on the condensed and consolidated balance sheet as of December 31, 2013.

(2)	Excludes the net cumulative translation adjustment (CTA) losses of our foreign FMC Peroxygens operations. See Note 14 for the CTA loss recognized upon the divestiture of FMC Peroxygens.
In addition to our discontinued FMC Peroxygens business our other discontinued operations include adjustments to retained liabilities. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended March 31
	2014	2013
Adjustment for workers’ compensation, product liability, and other postretirement benefits, net of income tax benefit (expense) of zero and ($0.1) for the three months ended March 31, 2014 and 2013, respectively	$(0.1)	$0.1
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $2.7 and $1.3 for the three months ended March 31, 2014 and 2013, respectively (1)	(4.8)	(2.0)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit of $2.3 and $2.0 for the three months ended March 31, 2014 and 2013, respectively	(3.8)	(3.3)
Provision for restructuring charges, net of income tax benefit (expense) of zero and $0.2 for the three months ended March 31, 2014 and 2013, respectively (2)	(1.4)	(0.4)
Discontinued operations of FMC Peroxygens, net of income tax benefit (expense) of ($29.3) and $2.1 for the three months ended March 31, 2014 and 2013, respectively	(40.0)	2.4
Discontinued operations, net of income taxes	$(50.1)	$(3.2)
____________________

(1)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the 2014 in Note 11.

(2)	See roll forward of our restructuring reserves in Note 7.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 11: Environmental Obligations
We have reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, we have reserves of $221.0 million and $225.7 million, excluding recoveries, at March 31, 2014 and December 31, 2013, respectively.
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $170 million at March 31, 2014. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2013	$204.7
Provision	8.9
Spending, net of recoveries	(11.2)
Net change	(2.3)
Total environmental reserves, net of recoveries at March 31, 2014	$202.4
Environmental reserves, current, net of recoveries (1)	34.5
Environmental reserves, long-term continuing and discontinued, net of recoveries (2)	167.9
Total environmental reserves, net of recoveries at March 31, 2014	$202.4
____________________

(1)	“Current” includes only those reserves related to continuing operations. These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in “Environmental liabilities, continuing and discontinued” on the condensed consolidated balance sheets.
At March 31, 2014 and December 31, 2013, we have recorded recoveries representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” or as “Other assets” in the condensed consolidated balance sheets. The table below is a roll forward of our total recorded recoveries from December 31, 2013 to March 31, 2014:

(in Millions)	12/31/2013	Increase in Recoveries	Cash Received	3/31/2014
Environmental liabilities, continuing and discontinued	$21.0	$—	$(2.4)	$18.6
Other assets	35.5	—	(5.9)	29.6
Total	$56.5	$—	$(8.3)	$48.2

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Our net environmental provisions relate to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended March 31
(in Millions)	2014	2013
Continuing operations (1)	$1.4	$1.0
Discontinued operations (2)	7.5	3.3
Net environmental provision	$8.9	$4.3
____________________
(1) Recorded as a component of “Restructuring and other charges (income)” on our condensed consolidated statements of income. See Note 7.
(2) Recorded as a component of “Discontinued operations, net of income taxes" on our condensed consolidated statements of income. See Note 10.

On our condensed consolidated balance sheets, the net environmental provisions are recorded to the following balance sheet captions:

	Three Months Ended March 31
(in Millions)	2014	2013
Environmental reserves (1)	$8.9	$5.3
Other assets (2)	—	(1.0)
Net environmental provision	$8.9	$4.3
____________________
(1)     See above roll forward of our total environmental reserves as presented on our condensed consolidated balance sheets.
(2)     Represents certain environmental recoveries.

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 10 to our consolidated financial statements in our 2013 Form 10-K. The following represents significant updates that occurred in 2014 related to these contingencies.
Pocatello Tribal Litigation
Following a trial on certain jurisdictional issues which occurred during April 2014, the Shoshone-Bannock Tribal Appellate Court issued a Statement of Decision finding in favor of the Tribes’ jurisdiction over FMC and awarding costs on appeal to the Tribes. Further post-trial proceedings are expected in the Tribal Appellate Court during the second quarter of 2014.
The finding by the Shoshone-Bannock Tribal Appellate Court during April 2014 does not impact our reserves for the period ended March 31, 2014. After we exhaust the Tribal administrative and judicial process, we intend to file an action in the United States District Court seeking declaratory and injunctive relief on the grounds that the Tribes lacked jurisdiction over us. We will argue that in accordance with a U.S. Supreme Court decision, we neither consented to jurisdiction, nor engaged in conduct that threatened the political integrity, economic security or health and welfare of tribal members; therefore, the exceptions under which Tribes may assert jurisdiction over non-Indian owners of fee land within a reservation have not been met.
We have estimated a reasonably possible loss for this matter and it has been reflected in our total reasonably possible loss estimate previously discussed within this note.
Middleport
In 2013 we received from the New York State Department of Environmental Conservation ("NYSDEC"), the Final Statement of Basis ("FSOB"). The FSOB includes the same Corrective Action Management Alternative (“CMA”) as the Preliminary Statement of Basis, which we continue to believe is overly conservative and is not consistent with the Administrative Order on Consent, which governs the remedy selection.
In order to negotiate with the NYSDEC with respect to the FSOB, we entered into a tolling agreement with the NYSDEC. The tolling agreement serves as a “standstill” agreement to the FSOB so that time spent negotiating with the NYSDEC does not go against the statute of limitations under the FSOB. The tolling agreement expired on April 30, 2014. We were not able to reach an

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

agreement with the NYSDEC; thus, on May 1, 2014, we submitted a Notice of Dispute to the United States Environmental Protection Agency seeking review of the remedy chosen by the NYSDEC.
The amount of the reserve for this site is $40.8 million at March 31, 2014 and $41.7 million at December 31, 2013. Our reserve continues to include the estimated liability for clean-up to reflect the costs associated with our recommended CMA. Our estimated reasonably possible environmental loss contingencies exposure reflects the additional cost of the CMA proposed in the FSOB.

Note 12: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 312,000 potential common shares excluded from Diluted EPS for the three months ended March 31, 2014. There were no potential common shares excluded from Diluted EPS for the three months ended March 31, 2013.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended March 31
	2014	2013
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$115.7	$134.1
Discontinued operations, net of income taxes	(50.1)	(3.2)
Net income attributable to FMC stockholders	$65.6	$130.9
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.4)	(0.5)
Net income allocable to common stockholders	$65.2	$130.4

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.87	$0.97
Discontinued operations	(0.38)	(0.02)
Net income attributable to FMC stockholders	$0.49	$0.95

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.86	$0.96
Discontinued operations	(0.37)	(0.02)
Net income attributable to FMC stockholders	$0.49	$0.94

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	133,139	137,133
Weighted average additional shares assuming conversion of potential common shares	1,114	950
Shares – diluted basis	134,253	138,083

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 13: Equity
Refer to the table below for a reconciliation of equity, equity attributable to the parent, and equity attributable to noncontrolling interests for the three months ended March 31, 2014:

(in Millions, Except Per Share Data)	FMC Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	$1,519.8	$52.3	$1,572.1
Net income	65.6	4.8	70.4
Stock compensation plans	9.1	—	9.1
Excess tax benefits from share-based compensation	3.4	—	3.4
Shares for benefit plan trust	(0.5)	—	(0.5)
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax (1)	6.5	—	6.5
Net hedging gains/(losses) and other, net of income tax (1)	3.6	—	3.6
Foreign currency translation adjustments (1)	49.6	0.3	49.9
Dividends ($0.15 per share)	(20.1)	—	(20.1)
Repurchases of common stock	(4.0)	—	(4.0)
Distributions to noncontrolling interests	—	(3.0)	(3.0)
Balance at March 31, 2014	$1,633.0	$54.4	$1,687.4
____________________

(1)	See condensed consolidated statements of comprehensive income.

Dividends and Share Repurchases
For the three months ended March 31, 2014 and 2013, we paid $18.0 million and $18.7 million, respectively, in dividends declared in previous periods. On April 17, 2014, we paid dividends totaling $20.1 million to our shareholders of record as of March 31, 2014. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of March 31, 2014.

During the three months ended March 31, 2014, we did not repurchase any shares under the publicly announced repurchase program. At March 31, 2014, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 14: Reclassifications of Accumulated Other Comprehensive Income

The table below provides details about the reclassifications from Accumulated Other Comprehensive Income and the affected line items in the condensed consolidated statements of income for each of the periods presented.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (1)		Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended March 31
(in Millions)	2014	2013

Foreign currency translation adjustments:
Divestiture of FMC Peroxygens (3)	$(49.6)	$—	Discontinued operations, net of income taxes

Derivative instruments:
Foreign currency contracts	$(0.9)	$(0.1)	Costs of sales and services
Energy contracts	1.0	(0.3)	Costs of sales and services
Foreign currency contracts	(1.6)	1.5	Selling, general and administrative expenses
Total before tax	$(1.5)	$1.1
	0.4	(0.4)	Provision for income taxes
Amount included in net income	$(1.1)	$0.7

Pension and other postretirement benefits (2):
Amortization of prior service costs	$(0.4)	$(0.5)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(7.2)	(16.7)	Selling, general and administrative expenses
Recognized loss due to settlement	$(1.6)	$—	Selling, general and administrative expenses
Total before tax	$(9.2)	$(17.2)
	3.2	6.4	Provision for income taxes
Amount included in net income	$(6.0)	$(10.8)

Total reclassifications for the period	$(56.7)	$(10.1)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the condensed consolidated statements of income.

(2)
Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 15.

(3)
The reclassification of historical cumulative translation adjustments was the result of the divestiture of our FMC Peroxygens business during the quarter ended March 31, 2014. The loss recognized from this reclassification is considered permanent for tax purposes and therefore no tax has been provided. See Note 10 for more information. In accordance with accounting guidance, this amount was previously factored into the lower of cost or fair value test associated with the 2013 Peroxygens' asset held for sale write-down charges.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 15: Pensions and Other Postretirement Benefits
The following table summarizes the components of continuing net annual benefit cost (income) for the three months ended March 31, 2014 and 2013:

(in Millions)	Three Months Ended March 31
	Pensions		Other Benefits
	2014	2013	2014	2013
Components of net annual benefit cost (income):
Service cost	$4.9	$5.4	$—	$—
Interest cost	15.5	14.5	0.3	0.3
Expected return on plan assets	(21.6)	(19.2)	—	—
Amortization of prior service cost (credit)	0.4	0.5	—	—
Recognized net actuarial and other (gain) loss	7.8	17.5	(0.4)	(0.4)
Recognized loss due to settlement (1)	1.6	—	—	—
Net periodic benefit cost from continuing operations	$8.6	$18.7	$(0.1)	$(0.1)
____________________

(1)	Settlement charge is associated with the acceleration of previously deferred pension actuarial losses and was triggered by a lump-sum payout to certain former executives.

We made voluntary cash contributions to our U.S. defined benefit pension plan of $17.0 million and $13.0 million in the three months ended March 31, 2014 and March 31, 2013. We expect to make approximately $50 million in voluntary cash contributions to our U.S. defined benefit pension plan during 2014.

Note 16: Income Taxes
Provision for income taxes was $39.3 million resulting in an effective tax rate of 24.6 percent compared to a provision of $45.4 million resulting in an effective tax rate of 24.7 percent for the three months ended March 31, 2014 and 2013, respectively.

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $1,881.1 million and $1,895.8 million and the carrying amount is $1,812.5 million and $1,851.9 million as of March 31, 2014 and December 31, 2013, respectively.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
Use of Derivative Financial Instruments to Manage Risk
We mitigate certain financial exposures, including currency risk, commodity purchase exposures and interest rate risk, through a program of risk management that includes the use of derivative financial instruments. A detailed description of these risks including a discussion on the concentration of credit risk is provided in Note 18 to our consolidated financial statements on our 2013 Form 10-K.
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
As of March 31, 2014, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $4.6 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2014. At March 31, 2014, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $463.6 million.
As of March 31, 2014, we had current open commodity contracts in AOCI in a net after tax gain position of $0.8 million designated as cash flow hedges of underlying forecasted purchases, primarily related to natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2015. At March 31, 2014, we had an equivalent of 5.1 mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $3.8 million of net losses after-tax, representing both open foreign currency exchange contracts and commodity contracts, approximately $3.7 million of these losses would be realized in earnings during the twelve months ending March 31, 2015 and $0.1 million of net losses will be realized subsequent to March 31, 2015, if spot rates in the future are consistent with forward rates as of March 31, 2014. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,083.8 million at March 31, 2014. We held an immaterial amount of bushels, in aggregate notional volume of outstanding soybean contracts, to hedge outstanding barter contracts at March 31, 2014.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments as of March 31, 2014 and December 31, 2013.

	March 31, 2014
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$3.0	$0.3	$3.3	$(3.0)	$0.3
Energy contracts	1.6	—	1.6	(0.1)	1.5
Total derivative assets (1)	$4.6	$0.3	$4.9	$(3.1)	$1.8

Foreign exchange contracts	$(9.8)	$(13.3)	$(23.1)	$3.0	$(20.1)
Energy contracts	(0.4)	—	(0.4)	0.1	(0.3)
Total derivative liabilities (2)	$(10.2)	$(13.3)	$(23.5)	$3.1	$(20.4)

Net derivative assets/(liabilities)	$(5.6)	$(13.0)	$(18.6)	$—	$(18.6)

	December 31, 2013
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$6.3	$5.5	$11.8	$(6.7)	$5.1
Energy contracts	0.7	—	0.7	(0.2)	0.5
Total derivative assets (1)	$7.0	$5.5	$12.5	$(6.9)	$5.6

Foreign exchange contracts	$(17.7)	$(0.6)	$(18.3)	$6.7	$(11.6)
Energy contracts	(0.6)	—	(0.6)	0.2	(0.4)
Total derivative liabilities (2)	$(18.3)	$(0.6)	$(18.9)	$6.9	$(12.0)

Net derivative assets/(liabilities)	$(11.3)	$4.9	$(6.4)	$—	$(6.4)
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The tables below summarizes the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments for the three months ended March 31, 2014 and 2013.

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended March 31
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Unrealized hedging gains (losses) and other, net of tax	$1.1	$3.8	$1.4	$2.4	$—	$—	$2.5	$6.2
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion	1.8	(0.9)	(0.7)	0.2	—	—	1.1	(0.7)
Total derivative instrument impact on comprehensive income	$2.9	$2.9	$0.7	$2.6	$—	$—	$3.6	$5.5
___________________

(1)	See Note 14 for classification of amounts within the condensed consolidated statements of income.

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31
(in Millions)		2014	2013
Foreign exchange contracts	Cost of sales and services	$4.9	$(1.9)
Total		$4.9	$(1.9)

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

Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013. During the periods presented there were no transfers between fair-value hierarchy levels.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities (1):
Energy contracts	$1.5	$—	$1.5	$—
Derivatives – Foreign exchange (1)	0.3	—	0.3	—
Other (2)	31.8	31.8	—	—
Total assets	$33.6	$31.8	$1.8	$—

Liabilities
Derivatives – Commodities (1):
Energy contracts	$0.3	$—	$0.3	$—
Derivatives – Foreign exchange (1)	20.1	—	20.1	—
Other (3)	38.4	36.9	1.5	—
Total liabilities	$58.8	$36.9	$21.9	$—
 ____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classifications on our condensed consolidated balance sheet.

(2)
Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the condensed consolidated balance sheets.

(3)
Consists of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts due are included in “Other long-term liabilities” in the condensed consolidated balance sheets. Level 2 liabilities represent liability-based awards associated with non-employees.

(in Millions)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities (1):
Energy contracts	$0.5	$—	$0.5	$—
Derivatives – Foreign exchange (1)	5.1	—	5.1	—
Other (2)	32.7	32.7	—	—
Total assets	$38.3	$32.7	$5.6	$—

Liabilities
Derivatives – Commodities (1):
Energy contracts	$0.4	$—	$0.4	$—
Derivatives – Foreign exchange (1)	11.6	—	11.6	—
Other (3)	37.4	37.4	—	—
Total liabilities	$49.4	$37.4	$12.0	$—
____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classification on our condensed consolidated balance sheet.

(2)
Consists of a deferred compensation arrangement, through which we hold various investment securities, recognized on our balance sheet. Both the asset and liability are recorded at fair value. Asset amounts included in “Other assets” in the condensed consolidated balance sheets.

(3)
Consist of a deferred compensation arrangement recognized on our balance sheet. Both the asset and liability are recorded at fair value. Liability amounts included in “Other long-term liabilities” in the condensed consolidated balance sheets.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Nonrecurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our condensed consolidated balance sheets during the three months ended March 31, 2014 and the year ended December 31, 2013.

(in Millions)	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Three Months Ended March 31, 2014)
Liabilities
Liabilities associated with exit activities (1)	$3.7	$—	$3.7	$—	$(4.9)
Total liabilities	$3.7	$—	$3.7	$—	$(4.9)
____________________

(1)	This amount represents severance liabilities associated with the Health and Nutrition restructuring as further described in Note 7.

(in Millions)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2013)
Assets
Net assets of discontinued operations held for sale (1)	$150.1	$—	$—	$150.1	$(156.7)
Long-lived assets associated with exit activities (2)	2.6	—	—	2.6	(1.9)
Total assets	$152.7	$—	$—	$152.7	$(158.6)

Liabilities
Liabilities associated with exit activities (3)	$—	$—	$—	$—	$(7.2)
Total liabilities	$—	$—	$—	$—	$(7.2)
____________________

(1)	We assessed the carrying value of the net assets held for sale of our discontinued FMC Peroxygens segment at December 31, 2013. This charge was recorded in "Discontinued operations, net of income taxes" for the year ended December 31, 2013. Our evaluation of fair value, less cost to sell was based on the signed definitive agreement with One Equity Partners.

(2)	We recorded charges, within our FMC Minerals segment, to write down the value of certain long-lived assets to their fair value related to our Lithium restructuring.
(3)    This amount represents severance liabilities associated with the Lithium restructuring.

Note 18: Guarantees, Commitments, and Contingencies
We continue to monitor the conditions that are subject to guarantees and indemnifications to identify whether a liability must be recognized in our financial statements.
Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at March 31, 2014:

(in Millions)
Guarantees:
Guarantees of vendor financing	$56.7
Foreign equity method investment debt guarantees	8.0
Other debt guarantees	15.7
Total	$80.4

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

We provide guarantees to financial institutions on behalf of certain FMC Agricultural Solutions customers, principally in Brazil and Mexico, for their seasonal borrowing. The total of these guarantees was $56.7 million and $27.9 million at March 31, 2014 and December 31, 2013, respectively, and are recorded on the condensed consolidated balance sheets for each date as “Guarantees of vendor financing”. The change in the guarantees is generally due to the seasonality of the FMC Agricultural Solutions business.
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
Contingencies

Competition / antitrust litigation related to the discontinued FMC Peroxygens business. We are subject to actions brought by private plaintiffs relating to alleged violations of European and Canadian competition and antitrust laws, as further described below.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
See Note 11 for legal proceedings associated with our environmental contingencies.

Note 19: Segment Information

(in Millions)	Three Months Ended March 31
	2014	2013
Revenue
FMC Agricultural Solutions	$466.9	$495.2
FMC Health and Nutrition	226.2	191.9
FMC Minerals	248.7	224.6
Eliminations	—	(1.0)
Total	$941.8	$910.7
Income from continuing operations before income taxes
FMC Agricultural Solutions	$120.1	$163.3
FMC Health and Nutrition	50.9	43.7
FMC Minerals	36.8	29.0
Eliminations	—	(0.1)
Segment operating profit	$207.8	$235.9
Corporate and other	(17.5)	(19.8)
Operating profit before the items listed below	$190.3	$216.1
Interest expense, net	(13.5)	(10.5)
Restructuring and other (charges) income (1)	(6.7)	(9.3)
Non-operating pension and postretirement (charges) income (2)	(4.2)	(12.7)
Business separation costs (3)	(3.0)	—
Acquisition related charges (4)	(3.1)	—
Provision for income taxes	(39.3)	(45.4)
Discontinued operations, net of income taxes	(50.1)	(3.2)
Net income attributable to noncontrolling interests	$(4.8)	$(4.1)
Net income attributable to FMC stockholders	$65.6	$130.9
_________________________________________

(1)
See Note 7 for details of restructuring and other charges (income). Amounts for the three months ended March 31, 2014, relate to FMC Health and Nutrition of $4.9 million, FMC Minerals of $0.1 million and Corporate of $1.7 million. Amounts for the three months ended March 31, 2013, relate to FMC Agricultural Solutions of $0.6 million, FMC Health and Nutrition of $0.6 million, FMC Minerals of $5.8 million, and Corporate of $2.3 million.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

(3)
Charges are associated with our announced plan to separate into two independent public companies. See Note 3 for more detail on the business separation costs. These charges are included within "Business separation costs" on our condensed consolidated income statement. These costs were primarily related to professional fees associated with separation activities within the finance and legal functions.

(4)
Charges relate to the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and costs incurred associated the completion of acquisitions. On the condensed consolidated statements of income, the charges associated with inventory fair value step-up are included in “Costs of sales and services” and fees associated with concluding the acquisitions are included in "Selling, general and administrative expenses". Charges for the three months ended March 31, 2014, represented amortization of inventory fair value step-up associated with our Epax acquisition within our FMC Health and Nutrition segment.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 2 of this report contains certain forward-looking statements that are based on our current views and assumptions regarding future events, future business conditions and the outlook for our company based on currently available information.
Whenever possible, we have identified these forward-looking statements by such words or phrases as “will likely result”, “is confident that”, "expect", “expects”, “should”, “could”, “may”, “will continue to”, "believe", “believes”, “anticipates”, “predicts”, “forecasts”, “estimates”, “projects”, “potential”, “intends” or similar expressions identifying “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including the negative of those words or phrases. Such forward-looking statements are based on our current views and assumptions regarding future events, future business conditions and the outlook for the company based on currently available information. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement. These statements are qualified by reference to the section “Forward-Looking Statements” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”) and to similar disclaimers in all other reports and forms filed with the Securities and Exchange Commission (“SEC”). We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.
We further caution that the list of risk factors in Item 1A in Part I of the 2013 10-K may not be all-inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We have described our accounting policies in Note 1 to our consolidated financial statements included in our 2013 10-K. We have reviewed these accounting policies, identifying those that we believe to be critical to the preparation and understanding of our consolidated financial statements. We have reviewed these critical accounting policies with the Audit Committee of our Board of Directors. Critical accounting policies are central to our presentation of results of operations and financial condition and require management to make estimates and judgments on certain matters. We base our estimates and judgments on historical experience, current conditions and other reasonable factors.
The following is a list of those accounting policies that we have deemed most critical to the presentation and understanding of our results of operations and financial condition. See the “Application of Critical Accounting Policies” section in our 2013 10-K for a detailed description of these policies and their potential effects on our results of operations and financial condition.

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
First Quarter 2014 Highlights

The following are the more significant developments in our businesses during the three months ended March 31, 2014:

•
Revenue of $941.8 million for the three months ended March 31, 2014 increased $31.1 million or three percent versus the same period last year. Revenue increases in our FMC Health and Nutrition and FMC Minerals segments were partially offset by declines in our FMC Agricultural Solutions segment. A more detailed review of revenues by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in North America increased by three percent, sales in Asia were up 20 percent, while sales in Latin America decreased by six percent and sales in Europe, Middle East and Africa were flat period over period.

•
Our gross margin, excluding acquisition related charges, decreased by approximately $22 million or approximately six percent to $331.6 million versus last year's first quarter. Gross margin percent of 35 percent declined from 39 percent. The reduction in gross margin and gross margin percent was driven by unfavorable currency movements and product mix of sales in FMC Agricultural Solutions.

•
Selling, general and administrative expenses, excluding non-operating pension and postretirement charges increased by approximately $6 million or five percent to $115.2 million. The majority of these increases were experienced in our FMC Agricultural Solutions segment.

•	Research and Development expenses of $26.1 million decreased $1.9 million or seven percent.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $126.9 million decreased $22.1 million or 15 percent primarily due to lower operating results in FMC Agricultural Solutions, partially offset by a higher operating results in FMC Health and Nutrition and FMC Minerals. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

Other Highlights

•
On February 28, 2014, we completed the previously disclosed sale of our FMC Peroxygens business for $199.1 million in cash to One Equity Partners (OEP), the private investment arm of J.P. Morgan Chase & Co.

•
On March 10, 2014, we announced a plan to separate into two independent public companies. One company, “New FMC,” will contain our FMC Agricultural Solutions and FMC Health and Nutrition segments, while the other company, "FMC Minerals", will be comprised of our FMC Minerals segment. The official name for “New FMC” will be determined in the coming months.

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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended March 31
	2014	2013
Revenue
FMC Agricultural Solutions	$466.9	$495.2
FMC Health and Nutrition	226.2	191.9
FMC Minerals	248.7	224.6
Eliminations	—	(1.0)
Total	$941.8	$910.7
Income (loss) from continuing operations before income taxes
FMC Agricultural Solutions	$120.1	$163.3
FMC Health and Nutrition	50.9	43.7
FMC Minerals	36.8	29.0
Eliminations	—	(0.1)
Segment operating profit	$207.8	$235.9
Corporate and other	(17.5)	(19.8)
Operating profit before the items listed below	$190.3	$216.1

Interest expense, net	(13.5)	(10.5)
Corporate special (charges) income:
Restructuring and other (charges) income (1)	(6.7)	(9.3)
Non-operating pension and postretirement charges (2)	(4.2)	(12.7)
Business separation costs (3)	(3.0)	—
Acquisition related charges (4)	(3.1)	—
Provision for income taxes	(39.3)	(45.4)
Discontinued operations, net of income taxes	(50.1)	(3.2)
Net income attributable to noncontrolling interests	(4.8)	(4.1)
Net income attributable to FMC stockholders	$65.6	$130.9
____________________

(1)
See Note 7 for details of restructuring and other charges (income). Amounts for the three months ended March 31, 2014, relate to FMC Health and Nutrition of $4.9 million, FMC Minerals of $0.1 million and Corporate of $1.7 million. Amounts for the three months ended March 31, 2013, relate to FMC Agricultural Solutions of $0.6 million, FMC Health and Nutrition of $0.6 million, FMC Minerals of $5.8 million, and Corporate of $2.3 million.

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

(3)
Charges are associated with our announced plan to separate into two independent public companies. See Note 3 in our condensed consolidated financial statements filed in this Form 10-Q for more detail on the business separation costs. These charges are included within "Business separation costs" on our condensed consolidated income statement. These costs were primarily related to professional fees associated with separation activities within the finance and legal functions.

(4)
Charges relate to the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and costs incurred associated the completion of acquisitions. On the condensed consolidated statements of income, the charges associated with inventory fair value step-up are included in “Costs of sales and services” and fees associated with concluding the acquisitions are included in "Selling, general and administrative expenses". Charges for the three months ended March 31, 2014, represented amortization of inventory fair value step-up associated with our Epax acquisition within our FMC Health and Nutrition segment.

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

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended March 31
	2014	2013
Net income attributable to FMC stockholders (GAAP)	$65.6	$130.9
Corporate special charges (income), pre-tax	17.0	22.0
Income tax expense (benefit) on Corporate special charges (income)	(5.8)	(8.1)
Corporate special charges (income), net of income taxes	$11.2	$13.9
Discontinued operations, net of income taxes	50.1	3.2
Tax adjustments	—	1.0
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$126.9	$149.0
In the discussion below, please refer to our chart titled "Segment Results Reconciliation" within the Results of Operations section. All comparisons are between the periods unless otherwise noted.
Segment Results
For management purposes, segment operating profit is defined as segment revenue less operating expenses (segment operating expenses consist of costs of sales and services, selling, general and administrative expenses and research and development expenses). We have excluded the following items from segment operating profit: corporate staff expense, interest income and expense associated with corporate debt facilities and investments, income taxes, gains (or losses) on divestitures of businesses, restructuring and other charges (income), non-operating pension and postretirement charges, investment gains and losses, loss on extinguishment of debt, asset impairments, Last-in, First-out ("LIFO") inventory adjustments, acquisition related charges, and other income and expense items.
Information about how each of these items relates to our businesses at the segment level and results by segment is discussed in Note 19 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 20 of our consolidated financial statements in our 2013 Form 10-K.

FMC Agricultural Solutions

($ in Millions)	Three Months Ended March 31
	2014	2013
Revenue	$466.9	$495.2
Operating Profit	120.1	163.3

Revenue of $466.9 million decreased approximately six percent versus the prior year quarter due to sales declines in North America, Europe, Middle East and Africa (EMEA) and Latin America slightly offset by growth in Asia.
Latin America sales of $140.4 million decreased 10 percent due to unfavorable weather conditions impacting sugarcane plantings in Brazil. North America sales of $220.5 million decreased three percent as the extended winter throughout North America caused significant delays to the start of the 2014 season. EMEA declined 33 percent to $25.3 million primarily due to timing of herbicide sales. Revenue in Asia of $80.7 million increased seven percent reflecting sales growth in Australia, India and China markets.
FMC Agricultural Solutions' operating profit of $120.1 million decreased approximately 26 percent compared to the year-ago quarter, reflecting the sales declines described in the preceding paragraph, further impacted by unfavorable currency impacts, investments in the sales and marketing organizations and weather-related changes in product mix. Selling, general and administrative costs were approximately $5 million higher compared to the prior year due to increased spending on growth initiatives and higher people-related costs.
Outlook
In 2014, we expect full-year revenue growth in the mid-teens percent reflecting increased volumes due to strong market conditions and growth from new and recently introduced products, particularly in Latin America, North America and Asia. We expect full-year segment operating profit growth in the mid-teens percent driven primarily by continued market share gains in Latin America and increased demand for resistance management products in North America.
Certain Regulatory Issues
We intend to defend vigorously all our products in the U.S., EU and other countries as our pesticide products are reviewed in the ordinary course of regulatory programs during 2014 as part of the ongoing cycle of re-registration of our pesticide products around the world. In early 2014, the Brazilian health surveillance agency informed us that they intend to complete their review of carbofuran along with several other major pesticides by the end of this year, but the agency has not yet issued any required formal announcement that identifies their specific concerns or preliminary position on re-registration.  We are co-operating and defending our product in this process. Under the Brazilian regulatory process, any recommendation would require public notice and comment as well as concurrence from the Brazilian environmental and agricultural ministries before any regulatory change is effective.  Thus, we do not expect any material sales impact due to this Brazilian regulatory review during 2014.
FMC Health and Nutrition

($ in Millions)	Three Months Ended March 31
	2014	2013
Revenue	$226.2	$191.9
Operating Profit	50.9	43.7

Revenue was $226.2 million, an increase of approximately 18 percent versus the prior-year quarter. Revenue from acquisitions in 2013 increased sales by approximately 15 percent while together favorable pricing, increased volumes and currency impacts increased sales by three percent.
Segment operating profit of $50.9 million increased 17 percent versus the year ago quarter driven by the revenue growth discussed in the preceding paragraph slightly offset by increased raw material costs.
Outlook
In 2014, we expect full-year revenue growth in the mid- to high-teens percent driven by higher volumes in texture and stability solutions, natural colors and binder product lines and contributions from the omega-3 product line. We expect full-year segment operating profit growth in the mid-teens percent due to strong demand for functional ingredients and benefits from new omega-3 sales.

FMC Minerals

($ in Millions)	Three Months Ended March 31
	2014	2013
Revenue	$248.7	$224.6
Operating Profit	36.8	29.0

Revenue of $248.7 million increased by approximately 11 percent versus the prior-year quarter. Revenue increases were driven by volume gains in our Lithium division along with favorable pricing in our Alkali division.
Alkali revenues of $184.9 million increased two percent driven by higher average prices as well as higher volumes. The most notable price increases were realized in Asian export markets.
Lithium revenues of $63.8 million increased 45 percent compared to the prior year quarter. Additional volumes due to increased demand particularly for energy storage applications represented 48 percent of the revenue increase, slightly offset by a less favorable product mix of three percent.
Segment operating profit of $36.8 million increased approximately 27 percent versus the year ago quarter. Operating profit was driven by higher volumes in both businesses and favorable pricing in Alkali. These increases were partially offset by unfavorable currency and energy costs.
Outlook
In 2014, we expect full-year revenue growth in the mid- to high-single digits percent driven primarily by increased volumes in lithium and soda ash and short- and long-term contracted price increases in soda ash. We expect full-year segment operating profit growth in the high-teens percent, reflecting lithium margin improvements and more favorable contractual soda ash pricing versus 2013.
Other Results of Operations
Corporate and other
Corporate and other expenses are included as a component of the line item “Selling, general and administrative expenses” except for LIFO related charges that are included as a component of "Cost of sales and services" on our condensed consolidated statements of income.
Corporate and other expenses of $17.5 million in the first quarter of 2014 decreased by $2.3 million from $19.8 million in the same period in 2013. The decrease is partially driven by a reduction in our last-in, first-out (LIFO) inventory reserve charge compared to prior period.
Interest expense, net
Three Months Ended March 31, 2014 vs. 2013
Interest expense, net for the first quarter of 2014 was $13.5 million as compared to the first quarter of 2013 of $10.5 million. The increase was primarily due to higher overall debt levels driven by funding requirements for the acquisition of Epax and our share repurchases in the latter part of 2013.

Corporate special (charges) income
Three Months Ended March 31, 2014 vs. 2013
Restructuring and other charges (income)

	Three Months Ended March 31
(in Millions)	2014	2013
Restructuring charges and asset disposals	$5.3	$7.8
Other charges (income), net	1.4	1.5
Total restructuring and other charges	$6.7	$9.3
Restructuring and asset disposal charges in 2014 of $5.3 million were primarily associated with the announced Health and Nutrition restructuring. Other charges (income) net in 2014 of $1.4 million were primarily related to corporate environmental charges.
Restructuring and asset disposal charges in 2013 of $7.8 million were primarily associated with the previously announced Lithium restructuring. Other charges (income) net in 2013 of $1.5 million were primarily related to corporate environmental charges.
The liabilities associated with the restructuring charges listed above are also included within Note 7 to our condensed consolidated financial statements included in this Form 10-Q. We believe the restructuring plans implemented are on schedule and the benefits and savings either have been or will be achieved.
Non-operating pension and postretirement charges
The charge for the three months ended March 31, 2014 was $4.2 million compared to $12.7 million for the three months ended March 31, 2013. The decrease was primarily the result of lower amortization of actuarial losses of $9.7 million attributable to a lengthening of the average remaining service period used for amortization purposes as a result of a completed actuarial study indicating overall decreases in retirement and termination activity.
Business separation costs
Charges are associated with our announced plan to separate into two independent public companies. See Note 3 to our condensed consolidated financial statements included in this Form 10-Q for more detail on the business separation costs.
Acquisition related charges
Charges for the three months ended March 31, 2014, represented amortization of inventory fair value step-up associated with our Epax acquisition within our FMC Health and Nutrition segment. No such charges existed for the three months ended March 31, 2013.
Provision for income taxes
Three Months Ended March 31, 2014 vs. 2013
Provision for income taxes was $39.3 million resulting in an effective tax rate of 24.6 percent compared to a provision of $45.4 million resulting in an effective tax rate of 24.7 percent for the three months ended March 31, 2014 and 2013, respectively.
Discontinued operations, net of income taxes
Our discontinued operations represent our discontinued FMC Peroxygens business results as well as adjustments to retained liabilities from previous discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Three Months Ended March 31, 2014 vs. 2013
Discontinued operations, net of income taxes represented a loss of $50.1 million for the three months ended March 31, 2014, compared to a loss of $3.2 million for the three months ended March 31, 2013. The increase was driven by the completed divestiture of our FMC Peroxygens business which resulted in an after tax loss of $40.0 million. For more information on our Discontinued operations, net of income taxes, see Note 10 to our condensed consolidated financial statements included in this Form 10-Q.

Net income attributable to FMC stockholders
Three Months Ended March 31, 2014 vs. 2013
Net income attributable to FMC stockholders decreased to $65.6 million for the three months ended March 31, 2014, from $130.9 million for the three months ended March 31, 2013. The decrease was primarily due to charges recorded to discontinued operations associated with our discontinued FMC Peroxygens business during the current quarter, and lower segment operating profit in FMC Agricultural Solutions. Partially offsetting these costs are lower non-operating pension and postretirement charges.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at March 31, 2014 and December 31, 2013, were $92.5 million and $123.2 million, respectively. Of the cash and cash equivalents balance at March 31, 2014, $81.2 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings.
At March 31, 2014, we had total debt of $1,812.5 million as compared to $1,851.9 million at December 31, 2013. Total debt included $1,154.0 million and $1,154.1 million of long-term debt (excluding current portions of $34.8 million and $34.7 million) at March 31, 2014 and December 31, 2013, respectively. Short-term debt, which consists primarily of borrowings under our commercial paper program, decreased from $663.1 million at December 31, 2013 to $623.7 million at March 31, 2014. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. We have used proceeds from the commercial paper program for general corporate purposes. At March 31, 2014, the average effective interest rate on these borrowings was 0.33%.

Statement of Cash Flows
Cash provided (required) by operating activities was $(85.3) million and $(26.1) million for the three months ended March 31, 2014 and 2013, respectively.
The table below presents the components of net cash provided (required) by operating activities.

(in Millions)	Three Months Ended March 31
	2014	2013
Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$173.3	$194.4
Significant non-cash expenses (1)	45.4	53.4
Operating income before non-cash expenses (Non-GAAP)	$218.7	$247.8
Change in trade receivables (2)	(82.2)	(100.6)
Change in inventories	(12.0)	(4.6)
Change in accounts payable (3)	(71.0)	(55.5)
Change in accrued rebates (4)	86.2	120.3
Change in advance payments from customers (5)	(148.4)	(133.0)
Change in all other operating assets and liabilities (6)	(9.4)	(38.1)
Restructuring and other spending (7)	(1.9)	(2.6)
Environmental spending, continuing, net of recoveries (8)	(1.6)	(1.0)
Pension and other postretirement benefit contributions (9)	(23.8)	(17.9)
Cash basis operating income (Non-GAAP)	$(45.4)	$14.8

Interest payments	(11.2)	(9.3)
Tax payments	(25.3)	(27.3)
Excess tax benefits from share-based compensation	(3.4)	(4.3)

Cash provided (required) by operating activities	$(85.3)	$(26.1)
____________________

(1)	Represents the sum of depreciation, amortization, non-cash asset write downs, share-based compensation, and pension charges.

(2)
Overall, the use of cash for trade receivables is primarily due to our FMC Agricultural Solutions' sales in Brazil where terms are significantly longer than the rest of our businesses. Amounts for both periods include carry-over balances remaining to be collected in Latin America, where collection periods are measured in months rather than weeks. The decrease is due to the reduction in sales in Latin America for our FMC Agricultural Solutions segment in first quarter 2014 compared to first quarter 2013.

(3)
The use of cash in our accounts payable balance was driven by the Q4 2013 inventory build primarily in our FMC Agricultural Solutions segment to satisfy projected 2014 demand, which was paid during the first quarter 2014.

(4)
These rebates are associated with our FMC Agricultural Solutions segment, primarily in North America and Brazil and generally settle in the fourth quarter of each year. The decrease from 2013 to 2014 is primarily associated with the decreased sales for FMC Agricultural Solutions in North America.

(5)
The advance payments from customers represent advances from our FMC Agricultural Solutions segment customers. During the past two years we received substantial increases in advance payments from customers at the end of the preceding years for the subsequent years planting season.

(6)	Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities.

(7)	See Note 7 in our condensed consolidated financial statements included in this Form 10-Q for further details.

(8)
Included in our income presented for the three months ended March 31, 2014 and March 31, 2013 are environmental charges for environmental remediation at our operating sites of $1.4 million and $1.0 million, respectively. The amounts in 2014 will be spent in periods beyond first quarter 2014. The amounts in this row represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(9)	Amounts include voluntary contributions to our U.S. defined benefit plan of $17.0 million and $13.0 million, respectively.
Cash required by operating activities of discontinued operations was $11.5 million and $18.4 million for the three months ended March 31, 2014 and 2013, respectively.
The reduction in cash required by operating activities of discontinued operations in 2014 is due to a reduction in spending associated with our environmental obligations as well as spending associated with our other discontinued reserves which primarily includes retained legal obligations.
Cash required by investing activities of continuing operations was $76.4 million and $46.6 million for the three months ended March 31, 2014 and 2013, respectively.
The increase in spending during the three months ended March 31, 2014, as compared to the same period in 2013 was primarily due to higher capital expenditures in our FMC Health and Nutrition segment.
Cash provided (required) by investing activities of discontinued operations was $200.0 million and $(8.6) million for the three months ended March 31, 2014 and 2013, respectively.
Cash provided by investing activities of discontinued operations in 2014 is directly associated with the sale of our FMC Peroxygens business which was completed on February 28, 2014. For more information see Note 10 in our condensed consolidated financial statements included in this Form 10-Q.
Cash provided (required) by financing activities was $(56.7) million and $105.3 million for the three months ended March 31, 2014 and 2013, respectively.
The change period over period in financing activities is primarily due to reduced borrowings. In 2013 borrowings were approximately $310 million compared to repayments in 2014 of $40 million. Additionally during the three months ended March 31, 2013 we paid $72.0 million to acquire additional ownership in our FMC Wyoming business, which did not reoccur in 2014.
Other potential liquidity needs

On March 10, 2014, we announced a plan to separate into two independent public companies. One company, “New FMC,” will contain our FMC Agricultural Solutions and FMC Health and Nutrition segments, while the other company, "FMC Minerals", will be comprised of our FMC Minerals segment. The official name for “New FMC” will be determined in the coming months.
We are currently in the process of evaluating the form and structure to separate FMC Corporation into two separate independent companies. We expect the separation, which remains subject to final board approval and other customary conditions, to take the form of a tax-free distribution of shares to existing FMC Corporation shareholders. We expect to complete the separation in the first half of 2015.

Our cash needs for 2014 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At March 31, 2014, our remaining borrowing capacity under our credit facility was $821 million (which includes borrowings under our commercial paper program).

Projected 2014 capital expenditures as well as expenditures related to contract manufacturers are expected to be consistent with 2013, as increased capital expenditures in FMC Agricultural Solutions and FMC Minerals will be offset by a reduction in FMC Health and Nutrition.
Projected 2014 spending includes approximately $40 million of net environmental remediation spending. This spending does not include expected spending of approximately $10 million in 2014 on capital projects relating to environmental control facilities. Also, we expect to spend approximately $30 million in 2014 for environmental compliance costs, which we will include as a component of costs of sales and services in our condensed consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls over the foregoing projections.
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan, we have made voluntary contributions through March 31, 2014 and March 31, 2013 of $17.0 million and $13.0 million, respectively. We expect to make approximately $50 million in voluntary cash contributions to our U.S. defined benefit pension plan during 2014. These contributions are in excess of the minimum requirements. We made voluntary contributions of $40 million in 2013. We do not believe that these projected contributions will have a significant negative impact on our current and future liquidity needs. However, any volatility of interest rates or negative equity returns may require greater contributions to the U.S. Plan in the future.
For the three months ended March 31, 2014 and 2013, we paid $18.0 million and $18.7 million, respectively, in dividends declared in previous periods. On April 17, 2014, we paid dividends totaling $20.1 million to our shareholders of record as of March 31, 2014. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of March 31, 2014.
During the three months ended March 31, 2014, we did not repurchase any shares under the publicly announced repurchase program. At March 31, 2014, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Commitments and Contingencies
See Note 18 to our condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2013 can be found in a table included within Part II, Item 7 of our 2013 Form 10-K. There have been no significant changes to our contractual commitments during the three months ended March 31, 2014.

Climate Change
A detailed discussion related to climate change can be found in Part II, Item 7 of our 2013 Form 10-K. There have been no material changes related to climate change from the information reported in our 2013 10-K.

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
At March 31, 2014, our financial instrument position was a net liability of $18.6 million compared to a net liability of $6.4 million at December 31, 2013. The change in the net financial instrument position was primarily due to larger unrealized losses in our commodity and foreign exchange portfolios.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are approximately seven percent of our cost of sales and services and are diversified among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at March 31, 2014 and December 31, 2013, with all other variables (including interest rates) held constant.

		Hedged energy exposure vs. Energy market pricing
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Increase	10% Decrease
Net asset/(liability) position at March 31, 2014	$1.2	$4.0	$(1.4)

Net asset/(liability) position at December 31, 2013	$0.1	$3.0	$(2.7)

Our FMC Agricultural Solutions segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of March 31, 2014 and December 31, 2013 our net financial instrument position was immaterial.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at March 31, 2014 and December 31, 2013, with all other variables (including interest rates) held constant.

		Hedged Currency vs. Functional Currency
(in Millions)	Net Asset / (Liability) Position on Consolidated Balance Sheets	10% Strengthening	10% Weakening
Net asset/(liability) position at March 31, 2014	$(19.8)	$3.2	$(43.1)

Net asset/(liability) position at December 31, 2013	$(6.5)	$9.1	$(21.0)

Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of March 31, 2014 and December 31, 2013, we had no interest rate swap agreements.
Our debt portfolio, at March 31, 2014, is composed of 65 percent fixed-rate debt and 35 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt in our debt portfolio at March 31, 2014, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $1.6 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $0.5 million for the three months of March 31, 2014.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2014, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of March 31, 2014, the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of FMC Corporation and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for the year then ended (not presented herein); and in our report dated February 18, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ KPMG LLP
Philadelphia, Pennsylvania
May 7, 2014

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2013 Form 10-K, see Note 18 to the condensed consolidated financial statements included within this Form 10-Q.

ITEM 1A.    RISK FACTORS
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part 1, Item 1A "Risk Factors" of our 2013 Form 10-K. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
January 1-31, 2014	—	$—	—	$—	$250,000,000
February 1-28, 2014	50,642	$72.84	—	$—	$250,000,000
March 1-31, 2014	5,447	$76.79	—	$—	$250,000,000
Total Q1 2014	56,089	$73.22	—	$—	$250,000,000

During the three months ended March 31, 2014, we did not repurchase any shares under the publicly announced repurchase program. At March 31, 2014, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

ITEM 4.    MINE SAFETY DISCLOSURES
Information regarding mine safety and other regulatory actions at our mine in Green River, Wyoming is included in Exhibit 95 to this Form 10-Q.

ITEM 5.    OTHER INFORMATION
None.
ITEM 6.    EXHIBITS

3.2	Amended and Restated By-Laws, effective February 18, 2014

12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

95	Mine Safety Disclosures

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMC CORPORATION (Registrant)

By:	/S/ PAUL W. GRAVES
Paul W. Graves Executive Vice President and Chief Financial Officer
Date: May 7, 2014

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED MARCH 31, 2014

Exhibit No.	Exhibit Description
3.2	Amended and Restated By-Laws, effective February 18, 2014

12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

95	Mine Safety Disclosures

101	Interactive Data File