Form 10-Q
period 2014-06-30
FMC CORP
filed 2014-08-01
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at June 30, 2014
Common Stock, par value $0.10 per share	133,241,113

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in Millions, Except Per Share Data)	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenue	$987.8	$876.0	$1,929.6	$1,786.7
Costs and Expenses
Costs of sales and services	630.2	548.5	1,243.5	1,105.6

Gross margin	357.6	327.5	686.1	681.1

Selling, general and administrative expenses	125.0	127.3	244.4	249.2
Research and development expenses	33.2	27.7	59.3	55.7
Restructuring and other charges (income)	2.7	5.9	9.4	15.2
Business separation costs	13.8	—	16.8	—
Total costs and expenses	804.9	709.4	1,573.4	1,425.7
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	182.9	166.6	356.2	361.0
Equity in (earnings) loss of affiliates	0.2	0.1	0.2	0.4
Interest expense, net	15.3	11.1	28.8	21.6
Income from continuing operations before income taxes	167.4	155.4	327.2	339.0
Provision for income taxes	41.5	35.7	80.8	81.1
Income from continuing operations	125.9	119.7	246.4	257.9
Discontinued operations, net of income taxes	(12.6)	1.5	(62.7)	(1.7)
Net income	113.3	121.2	183.7	256.2
Less: Net income attributable to noncontrolling interests	4.2	3.2	9.0	7.3
Net income attributable to FMC stockholders	$109.1	$118.0	$174.7	$248.9
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$121.7	$116.5	$237.4	$250.6
Discontinued operations, net of income taxes	(12.6)	1.5	(62.7)	(1.7)
Net income attributable to FMC stockholders	$109.1	$118.0	$174.7	$248.9
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.91	$0.85	$1.78	$1.83
Discontinued operations	(0.09)	0.01	(0.47)	(0.01)
Net income attributable to FMC stockholders	$0.82	$0.86	$1.31	$1.82
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.90	$0.85	$1.77	$1.82
Discontinued operations	(0.09)	0.01	(0.47)	(0.01)
Net income attributable to FMC stockholders	$0.81	$0.86	$1.30	$1.81
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income	$113.3	$121.2	$183.7	$256.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(3.5)	1.1	46.4	(13.5)

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $1.1 and $2.4 for the three and six months ended 2014 and $(5.1) and $(1.5) for the three and six months ended 2013, respectively	2.0	(9.4)	4.5	(3.2)
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $0.6 and $1.0 for the three and six months ended 2014 and $(0.6) and $(1.0) for the three and six months ended 2013, respectively (3)	1.1	(1.4)	2.2	(2.1)
Total derivative instruments, net of tax of $1.7 and $3.4 for the three and six months ended 2014 and $(5.7) and $(2.5) for the three and six months ended 2013, respectively	3.1	(10.8)	6.7	(5.3)

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of zero for the three and six months ended 2014 and zero and $0.1 for the three and six months ended 2013, respectively (2)	(0.6)	(0.5)	(0.1)	0.1
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $3.7 and $6.9 for the three and six months ended 2014 and $6.6 and $13.0 for the three and six months ended 2013, respectively (3)	6.7	10.7	12.7	21.5
Total pension and other postretirement benefits, net of tax of $3.7 and $6.9 for the three and six months ended 2014 and $6.6 and $13.1 for the three and six months end 2013, respectively	6.1	10.2	12.6	21.6

Other comprehensive income (loss), net of tax	5.7	0.5	65.7	2.8
Comprehensive income	$119.0	$121.7	$249.4	$259.0
Less: Comprehensive income attributable to the noncontrolling interest	3.4	3.9	8.5	7.9
Comprehensive income attributable to FMC stockholders	$115.6	$117.8	$240.9	$251.1
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates permanently. The amount for the six months end June 30, 2014 includes reclassification to net income due to the divestiture of our FMC Peroxygens business, see Note 14 for more information. In accordance with accounting guidance, this amount was previously factored into the lower of cost or fair value test associated with the 2013 Peroxygens' asset held for sale write-down charges.

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

(3)	For more detail on the components of these reclassifications and the affected line item in the Condensed Consolidated Statements of Income see Note 14.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	June 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$114.4	$123.2
Trade receivables, net of allowance - 2014: $31.0; 2013: $30.2	1,500.0	1,484.3
Inventories	738.2	688.4
Prepaid and other current assets	183.0	236.8
Deferred income taxes	216.4	214.0
Current assets of discontinued operations held for sale	—	198.3
Total current assets	$2,752.0	$2,945.0
Investments	26.7	26.8
Property, plant and equipment, net	1,284.9	1,248.3
Goodwill	387.8	389.4
Other intangibles, net	265.6	272.3
Other assets	309.0	262.0
Deferred income taxes	101.3	91.4
Total assets	$5,127.3	$5,235.2
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$544.2	$697.8
Accounts payable, trade and other	393.3	475.2
Advance payments from customers	4.0	178.9
Accrued and other liabilities	298.8	307.0
Accrued customer rebates	350.1	203.7
Guarantees of vendor financing	52.5	27.9
Accrued pension and other postretirement benefits, current	12.7	12.7
Income taxes	37.3	35.3
Current liabilities of discontinued operations held for sale	—	48.2
Total current liabilities	$1,692.9	$1,986.7
Long-term debt, less current portion	1,153.7	1,154.1
Accrued pension and other postretirement benefits, long-term	49.0	57.8
Environmental liabilities, continuing and discontinued	170.5	175.2
Deferred income taxes	75.1	73.1
Other long-term liabilities	217.7	216.2
Commitments and contingent liabilities (Note 18)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2014 or 2013	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares at 2014 and 2013	18.6	18.6
Capital in excess of par value of common stock	435.7	448.3
Retained earnings	2,891.8	2,757.3
Accumulated other comprehensive income (loss)	(135.7)	(201.9)
Treasury stock, common, at cost - 2014: 52,742,679 shares, 2013: 53,098,103 shares	(1,499.8)	(1,502.5)
Total FMC stockholders’ equity	$1,710.6	$1,519.8
Noncontrolling interests	57.8	52.3
Total equity	$1,768.4	$1,572.1
Total liabilities and equity	$5,127.3	$5,235.2
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Six Months Ended June 30
	2014	2013
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income	$183.7	$256.2
Discontinued operations	62.7	1.7
Income from continuing operations	$246.4	$257.9
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	65.7	57.5
Equity in (earnings) loss of affiliates	0.2	0.4
Restructuring and other charges (income)	9.4	15.2
Deferred income taxes	(20.8)	15.0
Pension and other postretirement benefits	17.5	36.2
Share-based compensation	8.4	8.8
Excess tax benefits from share-based compensation	(4.0)	(6.3)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(15.2)	29.9
Guarantees of vendor financing	24.6	(17.0)
Inventories	(50.2)	10.4
Other current assets and other assets	(8.9)	(21.8)
Accounts payable	(52.3)	(71.7)
Accrued and other current liabilities and other liabilities	(5.0)	(19.8)
Advance payments from customers	(174.9)	(135.1)
Accrued payroll	(21.8)	(19.9)
Accrued customer rebates	146.0	178.8
Income taxes	38.3	(18.1)
Pension and other postretirement benefit contributions	(45.2)	(43.0)
Environmental spending, continuing, net of recoveries	(5.1)	(2.9)
Restructuring and other spending	(4.6)	(6.5)
Cash provided (required) by operating activities of continuing operations	$148.5	$248.0

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(9.9)	(17.2)
Operating activities of discontinued operations of FMC Peroxygens	(1.2)	1.7
Payments of other discontinued reserves, net of recoveries	(22.3)	0.6
Cash provided (required) by operating activities of discontinued operations	$(33.4)	$(14.9)
The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Six Months Ended June 30
	2014	2013
	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(120.6)	$(85.0)
Proceeds from disposal of property, plant and equipment	0.1	1.7
Acquisitions, net of cash acquired	—	(0.2)
Investments in nonconsolidated affiliates	(0.4)	(4.5)
Other investing activities	(4.4)	(13.4)
Cash provided (required) by investing activities of continuing operations	$(125.3)	$(101.4)

Cash provided (required) by investing activities of discontinued operations:
Proceeds from FMC Peroxygens divestiture	199.1	—
Other discontinued investing activities	0.9	(11.3)
Cash provided (required) by investing activities of discontinued operations	$200.0	$(11.3)

Cash provided (required) by financing activities of continuing operations:
Net borrowings (repayments) under committed credit facility	—	(130.0)
Increase (decrease) in short-term debt	(138.0)	236.6
Repayments of long-term debt	(17.3)	(0.4)
Proceeds from borrowings of long-term debt	—	0.5
Net distributions to and acquisitions of noncontrolling interests	(11.5)	(86.6)
Issuances of common stock, net	6.7	8.4
Excess tax benefits from share-based compensation	4.0	6.3
Dividends paid	(38.0)	(37.1)
Repurchases of common stock under publicly announced program	—	(109.9)
Other repurchases of common stock	(4.1)	(6.4)
Contingent consideration paid	—	(0.5)
Cash provided (required) by financing activities of continuing operations	$(198.2)	$(119.1)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(1.0)
Increase (decrease) in cash and cash equivalents	(8.8)	0.3
Cash and cash equivalents, beginning of period	123.2	77.1
Cash and cash equivalents, end of period	$114.4	$77.4
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $19.6 million and $22.4 million, and income taxes paid, net of refunds were $57.3 million and $89.5 million for the six months ended June 30, 2014 and 2013, respectively. Non-cash additions to property, plant and equipment were $22.6 million and $8.0 million for June 30, 2014 and 2013.
See Note 13 regarding quarterly cash dividend.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and six months ended June 30, 2014 and 2013, cash flows for the six months ended June 30, 2014 and 2013, and our financial position as of June 30, 2014 and December 31, 2013. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows for the three and six months ended June 30, 2014 and 2013, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013 (the “2013 10-K”).
Certain prior year amounts have been reclassified to conform to the current year’s presentation.

Note 2: Recently Issued and Adopted Accounting Pronouncements and Regulatory Items
New accounting guidance and regulatory items
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This new guidance will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. We are required to adopt this standard on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.
In April 2014, the FASB issued its updated guidance on the financial reporting of discontinued operations. This new standard changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Additionally, expanded disclosures about discontinued operations will be required to provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This guidance impacts disclosures within an entity's financial statements and notes to the financial statements. We are required to adopt this guidance prospectively in the first quarter of 2015. The updated guidance will not impact existing conclusions with respect to discontinued operations classification.

Note 3: Business Separation
On March 10, 2014, we announced a plan to separate into two independent public companies. One company, initially referred to as “New FMC,” will contain our FMC Agricultural Solutions and FMC Health and Nutrition segments, while the other company, "FMC Minerals," will be comprised of our FMC Minerals segment. “New FMC” will be renamed "FMC Corporation" subsequent to the separation.
We are currently in the process of evaluating the form and structure to separate FMC Corporation into two separate independent companies. We expect the separation, which remains subject to final board approval and other customary conditions, to take the form of a tax-free distribution of shares to existing FMC Corporation shareholders.
For the three and six months ended June 30, 2014, $13.8 million and $16.8 million, respectively in expense was recognized related to this transaction and is included within "Business separation costs" on our condensed consolidated statement of income. These costs were primarily related to professional fees associated with separation activities within finance and legal functions. We expect the cost to complete the separation will approximate $100 million to $130 million.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 4: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2014, are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Health and Nutrition	FMC Minerals	Total
Balance, December 31, 2013	$31.0	$358.4	$—	$389.4
Foreign currency adjustments	—	(1.6)	—	(1.6)
Balance, June 30, 2014	$31.0	$356.8	$—	$387.8
Our intangible assets, other than goodwill, consist of the following:

	June 30, 2014			December 31, 2013
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$159.8	$(19.5)	$140.3	$159.3	$(15.2)	$144.1
Patents	1.8	(0.1)	1.7	0.4	—	0.4
Trademarks and trade names	1.3	(0.5)	0.8	1.3	(0.4)	0.9
Purchased and licensed technologies	75.2	(22.2)	53.0	75.6	(19.3)	56.3
Other intangibles	3.6	(2.4)	1.2	4.3	(2.8)	1.5
	$241.7	$(44.7)	$197.0	$240.9	$(37.7)	$203.2

Intangible assets not subject to amortization (indefinite life)
Trademarks and trade names	$66.5		$66.5	$67.0		$67.0
In-process research & development	2.1		2.1	2.1		2.1
	$68.6		$68.6	$69.1		$69.1
Total intangible assets	$310.3	$(44.7)	$265.6	$310.0	$(37.7)	$272.3
At June 30, 2014, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite Life
FMC Agricultural Solutions	$104.2	$35.2
FMC Health and Nutrition	91.7	33.4
FMC Minerals	1.1	—
Total	$197.0	$68.6

Note 5: Inventories
Inventories consisted of the following:

(in Millions)	June 30, 2014	December 31, 2013
Finished goods	$330.9	$283.0
Work in process	236.8	276.7
Raw materials, supplies and other	341.1	297.8
First-in, first-out inventory	$908.8	$857.5
Less: Excess of first-in, first-out cost over last-in, first-out cost	(170.6)	(169.1)
Net inventories	$738.2	$688.4

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 6: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	June 30, 2014	December 31, 2013
Property, plant and equipment	$2,745.9	$2,663.2
Accumulated depreciation	(1,461.0)	(1,414.9)
Property, plant and equipment, net	$1,284.9	$1,248.3

Note 7: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2014	2013	2014	2013
Restructuring charges and asset disposals	$1.4	$3.8	$6.7	$11.6
Other charges (income), net	1.3	2.1	2.7	3.6
Total restructuring and other charges	$2.7	$5.9	$9.4	$15.2

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Restructuring charges and asset disposals
Restructuring activities that commenced during 2014 are described below. For detail on the restructuring charges and asset disposals which commenced prior to 2014, see Note 7 to our consolidated financial statements included with our 2013 Form 10-K.

2014 Restructuring Activities
Health and Nutrition Restructuring:
In the first quarter of 2014 our FMC Health and Nutrition segment implemented a plan to restructure a portion of its operations. The objective of the restructuring was to better align our business and costs to macroeconomic and market realities. The restructuring decision resulted in workforce reductions at several of our FMC Health and Nutrition facilities.

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Health and Nutrition Restructuring	$0.9	$—	$—	$0.9
Lithium Restructuring	—	(0.1)	—	(0.1)
Other Items	—	0.6	—	0.6
Three months ended June 30, 2014	$0.9	$0.5	$—	$1.4
Lithium Restructuring	1.1	1.4	1.0	3.5
Other Items	(0.1)	0.4	—	0.3
Three months ended June 30, 2013	$1.0	$1.8	$1.0	$3.8

Health and Nutrition Restructuring	5.8	—	—	5.8
Lithium Restructuring	—	—	—	—
Other Items	—	0.9	—	0.9
Six months ended June 30, 2014	$5.8	$0.9	$—	$6.7
Lithium Restructuring	3.7	3.6	2.0	9.3
Other Items	1.7	0.6	—	2.3
Six months ended June 30, 2013	$5.4	$4.2	$2.0	$11.6
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represents costs associated with lease payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs as well as recoveries associated with restructurings.

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

(in Millions)	Balance at 12/31/13 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 6/30/14 (4)
Health and Nutrition Restructuring	$—	$5.8	$(3.9)	$—	$1.9
Lithium Restructuring	0.3	—	(0.1)	—	0.2
Other Workforce Related and Facility Shutdowns (1)	2.8	0.9	(0.6)	—	3.1
Restructuring activities related to discontinued operations (5)	3.0	1.9	(3.5)	—	1.4
Total	$6.1	$8.6	$(8.1)	$—	$6.6
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns noted in the “Other Items” sections above.

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

Other charges (income), net

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2014	2013	2014	2013
Environmental charges, net	$1.3	$1.0	$2.7	$2.0
Other, net	—	1.1	—	1.6
Other charges (income), net	$1.3	$2.1	$2.7	$3.6
Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 11 for additional details.

Note 8: Asset Retirement Obligations
As of June 30, 2014, the balance of our asset retirement obligations was $21.8 million compared to $22.7 million at December 31, 2013. A more complete description of our asset retirement obligations can be found in Note 8 to our 2013 consolidated financial statements in our 2013 10-K.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 9: Debt
Debt maturing within one year:

(in Millions)	June 30, 2014	December 31, 2013
Short-term foreign debt (1)	$31.7	$7.1
Commercial paper (2)	493.6	656.0
Total short-term debt	$525.3	$663.1
Current portion of long-term debt	18.9	34.7
Short-term debt and current portion of long-term debt	$544.2	$697.8
____________________

(1)
We often provide parent-company guarantees to lending institutions that extend credit to our foreign consolidated subsidiaries. Since these guarantees are provided to consolidated subsidiaries the consolidated financial position is not affected by the issuance of these guarantees.

(2)	At June 30, 2014, the average effective interest rate on the borrowings was 0.33%.
Long-term debt:

(in Millions)	June 30, 2014
	Interest Rate Percentage	Maturity Date	June 30, 2014	December 31, 2013
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.2-6.5%	2014-2035	$158.0	$174.0
Senior notes (less unamortized discount of $2.1 and $2.2, respectively)	3.95-5.2%	2019-2024	997.9	997.8
Credit Facility (1)	2.4%	2017	—	—
Foreign debt	0-9.3%	2014-2024	16.7	17.0
Total long-term debt			$1,172.6	$1,188.8
Less: debt maturing within one year			18.9	34.7
Total long-term debt, less current portion			$1,153.7	$1,154.1
____________________

(1)
Letters of credit outstanding under our Credit Facility totaled $93.0 million and available funds under this facility were $913.4 million at June 30, 2014 (which reflects borrowings under our commercial paper program).

Covenants
Among other restrictions, our Credit Facility contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended June 30, 2014, was 2.5 which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended June 30, 2014, was 16.2 which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at June 30, 2014.

Note 10: Discontinued Operations
FMC Peroxygens:
On February 28, 2014, we completed the sale of our FMC Peroxygens business for $199.1 million in cash to One Equity Partners (OEP), the private investment arm of J.P. Morgan Chase & Co. The sale resulted in approximately $193.0 million in after-tax proceeds and an additional pre-tax loss of $10.1 million ($39.0 million after-tax) for the the six months ended June 30, 2014. The net of tax loss of $39.0 million was driven by the final allocation of the $199.1 million of proceeds which was agreed to between us and OEP on February 28, 2014. The majority of the proceeds were allocated to higher taxing jurisdictions (i.e. United States) which resulted in tax expense within those jurisdictions, that were not offset by tax benefits from other taxing jurisdictions. We did not benefit the tax losses produced in those other taxing jurisdictions, as we do not expect the losses produced in those jurisdictions to be recoverable. The loss was recorded in discontinued operations, net of income taxes in our condensed consolidated income statements for the six months ended June 30, 2014.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The results of our discontinued FMC Peroxygens operations are summarized below:

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenue	$—	$83.4	$55.5	$162.9

(Loss) income from discontinued operations before income taxes (1)	—	1.3	(10.7)	5.8
Provision for income taxes	—	1.2	29.3	3.3
Total discontinued operations of FMC Peroxygens, net of income taxes	$—	$0.1	$(40.0)	$2.5
____________________

(1)
Includes allocated interest expense of zero and $0.8 million for the three and six months ended June 30, 2014, respectively and $1.2 million and $2.4 million for the three and six months ended June 30, 2013, respectively. Interest was allocated in accordance with relevant discontinued operations accounting guidance. Interest expense allocated in 2014 was prior to the completed sale. Income from discontinued operations before income taxes for the six months ended June 30, 2014 includes the pre-tax loss of $10.1 million discussed in the preceding paragraph.

The following table presents the major classes of assets and liabilities of the FMC Peroxygens business as of December 31, 2013:

(in Millions)	December 31, 2013
Assets
Current assets of discontinued operations held for sale (primarily trade receivables and inventories)	$94.8
Property, plant & equipment	61.1
Intangible assets, net	2.7
Other non-current assets	39.7
Noncurrent assets of discontinued operations held for sale	103.5
Total Assets (1)	198.3

Liabilities
Current liabilities of discontinued operations held for sale	43.0
Noncurrent liabilities of discontinued operations held for sale	5.2
Total Liabilities (1)	48.2
Net Assets (2)	$150.1
____________________

(1)	Presented as "Current assets\liabilities of discontinued operations held for sale" on the condensed consolidated balance sheet as of December 31, 2013.

(2)	Excludes the net cumulative translation adjustment (CTA) losses of our foreign FMC Peroxygens operations. See Note 14 for the CTA loss recognized upon the divestiture of FMC Peroxygens.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

In addition to our discontinued FMC Peroxygens business our other discontinued operations include adjustments to retained liabilities. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Adjustment for workers’ compensation, product liability, and other postretirement benefits, net of income tax benefit (expense) of $0.6 for the three and six months ended 2014 and zero and ($0.1) for the three and six months ended 2013, respectively	$(1.0)	$—	$(1.1)	$0.1
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $4.4 and $7.1 for the three and six months ended 2014 and $1.2 and $2.5 for the three and six months ended 2013, respectively (1)	(7.5)	(2.1)	(12.3)	(4.1)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit (expense) of $2.2 and $4.5 for the three and six months ended 2014 and ($2.5) and ($0.4) for the three and six months ended 2013, respectively	(3.8)	4.0	(7.6)	0.7
Provision for restructuring charges, net of income tax benefit (expense) of $0.2 for the three and six months ended 2014 and $0.1 and $0.3 for the three and six months ended 2013, respectively (2)	(0.3)	(0.5)	(1.7)	(0.9)
Discontinued operations of FMC Peroxygens, net of income tax benefit (expense) of zero and ($29.3) for the three and six months ended 2014 and ($1.2) and ($3.3) for the three and six months ended 2013, respectively	—	0.1	(40.0)	2.5
Discontinued operations, net of income taxes	$(12.6)	$1.5	$(62.7)	$(1.7)
____________________

(1)	See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the 2014 in Note 11.

(2)	See roll forward of our restructuring reserves in Note 7.

Note 11: Environmental Obligations
We have reserves for potential environmental obligations, which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, we have reserves of $228.5 million and $225.7 million, excluding recoveries, at June 30, 2014 and December 31, 2013, respectively.
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $170 million at June 30, 2014. This reasonably possible estimate is based upon information available as of the date of the filing but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The table below is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2013	$204.7
Provision	27.3
Spending, net of recoveries	(20.9)
Net change	6.4
Total environmental reserves, net of recoveries at June 30, 2014	$211.1
Environmental reserves, current, net of recoveries (1)	40.6
Environmental reserves, long-term continuing and discontinued, net of recoveries (2)	170.5
Total environmental reserves, net of recoveries at June 30, 2014	$211.1
____________________

(1)	“Current” includes only those reserves related to continuing operations. These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(2)	These amounts are included in “Environmental liabilities, continuing and discontinued” on the condensed consolidated balance sheets.
At June 30, 2014 and December 31, 2013, we have recorded recoveries representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” or as “Other assets” in the condensed consolidated balance sheets. The table below is a roll forward of our total recorded recoveries from December 31, 2013 to June 30, 2014:

(in Millions)	12/31/2013	Increase in Recoveries	Cash Received	6/30/2014
Environmental liabilities, continuing and discontinued	$21.0	$0.9	$(4.5)	$17.4
Other assets	35.5	5.3	(5.9)	34.9
Total	$56.5	$6.2	$(10.4)	$52.3

Our net environmental provisions relate to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions are comprised as follows:

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2014	2013	2014	2013
Continuing operations (1)	$1.3	$1.0	$2.7	$2.0
Discontinued operations (2)	11.9	3.2	19.4	6.5
Net environmental provision	$13.2	$4.2	$22.1	$8.5
____________________

(1)	Recorded as a component of “Restructuring and other charges (income)” on our condensed consolidated statements of income. See Note 7.

(2)	Recorded as a component of “Discontinued operations, net of income taxes" on our condensed consolidated statements of income. See Note 10.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

On our condensed consolidated balance sheets, the net environmental provisions are recorded to the following balance sheet captions:

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2014	2013	2014	2013
Environmental reserves (1)	$18.4	$5.0	$27.3	$10.3
Other assets (2)	(5.2)	(0.8)	(5.2)	(1.8)
Net environmental provision	$13.2	$4.2	$22.1	$8.5
____________________

(1)	See above roll forward of our total environmental reserves as presented on our condensed consolidated balance sheets.

(2)	Represents certain environmental recoveries.

A more complete description of our environmental contingencies and the nature of our potential obligations are included in Notes 1 and 10 to our consolidated financial statements in our 2013 Form 10-K. The following represents significant updates that occurred in 2014 related to these contingencies.
Pocatello Tribal Litigation
Following a trial on certain jurisdictional issues which occurred during April 2014, the Shoshone-Bannock Tribal Appellate Court issued a Statement of Decision finding in favor of the Tribes’ jurisdiction over FMC and awarding costs on appeal to the Tribes. The Tribal Appellate Court conducted further post-trial proceedings and on May 6, 2014 issued Finding and Conclusions and a Final Judgment consistent with its earlier Statement of Decision.
The finding by the Shoshone-Bannock Tribal Appellate Court during May 2014 does not impact our reserves for the period ended June 30, 2014. Having now exhausted the Tribal administrative and judicial process, we intend to file an action in the United States District Court seeking declaratory and injunctive relief on the grounds that the Tribes lacked jurisdiction over us.
We have estimated a reasonably possible loss for this matter and it has been reflected in our total reasonably possible loss estimate previously discussed within this note.
Middleport
In 2013 we received from the New York State Department of Environmental Conservation ("NYSDEC"), the Final Statement of Basis ("FSOB"). The FSOB includes the same Corrective Action Management Alternative (“CMA”) as the Preliminary Statement of Basis, which we continue to believe is overly conservative and is not consistent with the 1991 Administrative Order on Consent ("AOC"), which governs the remedy selection.
In order to negotiate with the NYSDEC with respect to the FSOB, we entered into a tolling agreement with the NYSDEC. The tolling agreement serves as a “standstill” agreement to the FSOB so that time spent negotiating with the NYSDEC does not go against the statute of limitations under the FSOB. The tolling agreement expired on April 30, 2014. We were not able to reach an agreement with the NYSDEC; thus, on May 1, 2014, we submitted a Notice of Dispute to the United States Environmental Protection Agency ("EPA") seeking review of the remedy chosen by the NYSDEC. On May 30, 2014, 30 days after the tolling period expired, we filed an action in the Supreme Court of New York formally challenging the NYSDEC’s FSOB. In that lawsuit, FMC is contending that NYSDEC breached the 1991 AOC by not following the procedures set forth in the AOC for remedy selection. On June 3, 2014, FMC received a letter from EPA (dated May 22, 2014) declining to review the Notice of Dispute. On June 20, 2014, FMC filed an action in the United States District Court for the Western District of New York seeking a declaratory judgment that the EPA is obligated under the 1991 AOC to hear the dispute.
The amount of the reserve for this site is $40.1 million at June 30, 2014 and $41.7 million at December 31, 2013. Our reserve continues to include the estimated liability for clean-up to reflect the costs associated with our recommended CMA. Our estimated reasonably possible environmental loss contingencies exposure reflects the additional cost of the CMA proposed in the FSOB.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 12: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 251,000 and 354,000 potential common shares excluded from Diluted EPS for the three and six months ended June 30, 2014. There were no potential common shares excluded from Diluted EPS for the three and six months ended June 30, 2013.
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
Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$121.7	$116.5	$237.4	$250.6
Discontinued operations, net of income taxes	(12.6)	1.5	(62.7)	(1.7)
Net income attributable to FMC stockholders	$109.1	$118.0	$174.7	$248.9
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.3)	(0.4)	(0.5)	(0.9)
Net income allocable to common stockholders	$108.8	$117.6	$174.2	$248.0

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.91	$0.85	$1.78	$1.83
Discontinued operations	(0.09)	0.01	(0.47)	(0.01)
Net income attributable to FMC stockholders	$0.82	$0.86	$1.31	$1.82

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.90	$0.85	$1.77	$1.82
Discontinued operations	(0.09)	0.01	(0.47)	(0.01)
Net income attributable to FMC stockholders	$0.81	$0.86	$1.30	$1.81

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	133,339	136,328	133,233	136,810
Weighted average additional shares assuming conversion of potential common shares	1,015	813	1,044	926
Shares – diluted basis	134,354	137,141	134,277	137,736

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 13: Equity
Refer to the table below for a reconciliation of equity, equity attributable to the parent, and equity attributable to noncontrolling interest:

(in Millions, Except Per Share Data)	FMC Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	$1,519.8	$52.3	$1,572.1
Net income	174.7	9.0	183.7
Stock compensation plans	15.1	—	15.1
Excess tax benefits from share-based compensation	4.0	—	4.0
Shares for benefit plan trust	0.5	—	0.5
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax (1)	12.6	—	12.6
Net hedging gains/(losses) and other, net of income tax (1)	6.7	—	6.7
Foreign currency translation adjustments (1)	46.9	(0.5)	46.4
Dividends ($0.30 per share)	(40.1)	—	(40.1)
Repurchases of common stock	(4.1)	—	(4.1)
Net distributions and other activities with noncontrolling interests	(25.5)	(3.0)	(28.5)
Balance at June 30, 2014	$1,710.6	$57.8	$1,768.4
____________________

(1)	See condensed consolidated statements of comprehensive income.
Dividends and Share Repurchases
For the six months ended June 30, 2014 and 2013, we paid $38.0 million and $37.1 million, respectively, in dividends declared in previous periods. On July 17, 2014, we paid dividends totaling $20.1 million to our shareholders of record as of June 30, 2014. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of June 30, 2014.
During the six months ended June 30, 2014, we did not repurchase any shares under the publicly announced repurchase program. At June 30, 2014, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 14: Reclassifications of Accumulated Other Comprehensive Income

The table below provides details about the reclassifications from Accumulated Other Comprehensive Income and the affected line items in the condensed consolidated statements of income for each of the periods presented.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (1)				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2014	2013	2014	2013

Foreign currency translation adjustments:
Divestiture of FMC Peroxygens (3)	$—	$—	$(49.6)	$—	Discontinued operations, net of income taxes

Derivative instruments:
Foreign currency contracts	$(2.4)	$0.5	$(3.3)	$0.4	Costs of sales and services
Energy contracts	0.5	0.5	1.5	0.2	Costs of sales and services
Foreign currency contracts	0.2	1.1	(1.4)	2.6	Selling, general and administrative expenses
Other contracts	—	(0.1)	—	(0.1)	Interest expense, net
Total before tax	$(1.7)	$2.0	$(3.2)	$3.1
	0.6	(0.6)	1.0	(1.0)	Provision for income taxes
Amount included in net income	$(1.1)	$1.4	$(2.2)	$2.1

Pension and other postretirement benefits (2):
Amortization of prior service costs	$(0.4)	$(0.5)	$(0.9)	$(1.0)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(8.0)	(16.8)	(15.1)	(33.5)	Selling, general and administrative expenses
Recognized loss due to settlement	$(2.0)	$—	$(3.6)	$—	Selling, general and administrative expenses
Total before tax	$(10.4)	$(17.3)	$(19.6)	$(34.5)
	3.7	6.6	6.9	13.0	Provision for income taxes
Amount included in net income	$(6.7)	$(10.7)	$(12.7)	$(21.5)

Total reclassifications for the period	$(7.8)	$(9.3)	$(14.9)	$(19.4)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the condensed consolidated statements of income.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 15: Pensions and Other Postretirement Benefits
The following table summarizes the components of continuing net annual benefit cost (income):

(in Millions)	Three Months Ended June 30				Six Months Ended June 30
	Pensions		Other Benefits		Pensions		Other Benefits
	2014	2013	2014	2013	2014	2013	2014	2013
Components of net annual benefit cost (income):
Service cost	$4.9	$5.4	$—	$—	$9.7	$10.8	$—	$—
Interest cost	15.6	13.5	0.3	0.3	31.0	28.0	0.6	0.6
Expected return on plan assets	(21.6)	(19.2)	—	—	(43.2)	(38.4)	—	—
Amortization of prior service cost (credit)	0.4	0.6	—	—	0.9	1.1	—	—
Recognized net actuarial and other (gain) loss	7.8	17.5	(0.4)	(0.5)	15.7	35.0	(0.8)	(0.9)
Recognized loss due to settlement (1)	2.0	—	—	—	3.6	—	—	—
Net periodic benefit cost from continuing operations	$9.1	$17.8	$(0.1)	$(0.2)	$17.7	$36.5	$(0.2)	$(0.3)
____________________

(1)	Settlement charge is associated with the acceleration of previously deferred pension actuarial losses and was triggered by a lump-sum payout to certain former executives.

We made voluntary cash contributions to our U.S. defined benefit pension plan of $32.0 million and $27.0 million in the six months ended June 30, 2014 and 2013, respectively. We expect to make approximately $50 million in voluntary cash contributions to our U.S. defined benefit pension plan during 2014.

Note 16: Income Taxes
Provision for income taxes was $41.5 million resulting in an effective tax rate of 24.8 percent compared to a provision of $35.7 million resulting in an effective tax rate of 23.0 percent for the three months ended June 30, 2014 and 2013, respectively. Provision for income taxes was $80.8 million resulting in an effective tax rate of 24.7 percent compared to a provision of $81.1 million resulting in an effective tax rate of 23.9 percent for the six months ended June 30, 2014 and 2013, respectively. The increase in the effective tax rate was primarily the result of the change in the mix of domestic income compared to income earned outside of the U.S. A larger portion of our earnings were earned by our domestic operations which generally has a higher tax rate than that of our foreign operations.

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $1,801.2 million and $1,895.8 million and the carrying amount is $1,697.9 million and $1,851.9 million as of June 30, 2014 and December 31, 2013, respectively.
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
We recognize all derivatives on the balance sheet at fair value. On the date the derivative instrument is entered into, we generally designate the derivative as a hedge of the variability of cash flows to be received or paid related to a forecasted transaction (cash flow hedge). We record in AOCI changes in the fair value of derivatives that are designated and meet all the required criteria for a cash flow hedge. We then reclassify these amounts into earnings as the underlying hedged item affects earnings. In contrast, we immediately record in earnings changes in the fair value of derivatives that are not designated as cash flow hedges.
As of June 30, 2014, we had open foreign currency forward contracts in AOCI in a net after tax loss position of $1.2 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2015. At June 30, 2014, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $470.3 million.
As of June 30, 2014, we had current open commodity contracts in AOCI in a net after tax gain position of $0.5 million designated as cash flow hedges of underlying forecasted purchases, primarily related to natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2015. At June 30, 2014, we had an equivalent of 5.5 mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $0.7 million of net losses after-tax, representing both open foreign currency exchange contracts and commodity contracts, approximately $0.8 million of these losses would be realized in earnings during the twelve months ending June 30, 2015 and $0.1 million of net gains will be realized subsequent to June 30, 2015, if spot rates in the future are consistent with forward rates as of June 30, 2014. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $1,144.0 million at June 30, 2014.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

We held an immaterial amount of bushels, in aggregate notional volume of outstanding soybean contracts, to hedge outstanding barter contracts at June 30, 2014.

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$5.7	$0.1	$5.8	$(5.4)	$0.4
Energy contracts	1.1	—	1.1	(0.2)	0.9
Total derivative assets (1)	$6.8	$0.1	$6.9	$(5.6)	$1.3

Foreign exchange contracts	$(7.5)	$(6.2)	$(13.7)	$5.4	$(8.3)
Energy contracts	(0.4)	—	(0.4)	0.2	(0.2)
Total derivative liabilities (2)	$(7.9)	$(6.2)	$(14.1)	$5.6	$(8.5)

Net derivative assets/(liabilities)	$(1.1)	$(6.1)	$(7.2)	$—	$(7.2)

	December 31, 2013
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$6.3	$5.5	$11.8	$(6.7)	$5.1
Energy contracts	0.7	—	0.7	(0.2)	0.5
Total derivative assets (1)	$7.0	$5.5	$12.5	$(6.9)	$5.6

Foreign exchange contracts	$(17.7)	$(0.6)	$(18.3)	$6.7	$(11.6)
Energy contracts	(0.6)	—	(0.6)	0.2	(0.4)
Total derivative liabilities (2)	$(18.3)	$(0.6)	$(18.9)	$6.9	$(12.0)

Net derivative assets/(liabilities)	$(11.3)	$4.9	$(6.4)	$—	$(6.4)
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The tables below summarizes the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments for the three and six months ended June 30, 2014 and 2013, respectively.

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended June 30
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Unrealized hedging gains (losses) and other, net of tax	$2.0	$(7.0)	$—	$(2.4)	$—	$—	$2.0	$(9.4)
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion	1.4	(1.0)	(0.3)	(0.3)	—	(0.1)	1.1	(1.4)
Total derivative instrument impact on comprehensive income	$3.4	$(8.0)	$(0.3)	$(2.7)	$—	$(0.1)	$3.1	$(10.8)

	Six Months Ended June 30
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Unrealized hedging gains (losses) and other, net of tax	$3.1	$(3.2)	$1.4	$—	$—	$—	$4.5	$(3.2)
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion	3.2	(1.9)	(1.0)	(0.1)	—	(0.1)	2.2	(2.1)
Total derivative instrument impact on comprehensive income	$6.3	$(5.1)	$0.4	$(0.1)	$—	$(0.1)	$6.7	$(5.3)
___________________

(1)	See Note 14 for classification of amounts within the condensed consolidated statements of income.

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Pre-tax Gain or (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30		Six Months Ended June 30
(in Millions)		2014	2013	2014	2013
Foreign exchange contracts	Cost of sales and services	$6.2	$(0.6)	$1.3	$(2.5)
Total		$6.2	$(0.6)	$1.3	$(2.5)

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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

Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013. During the periods presented there were no transfers between fair-value hierarchy levels.

(in Millions)	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities (1):
Energy contracts	$0.9	$—	$0.9	$—
Derivatives – Foreign exchange (1)	0.4	—	0.4	—
Other (2)	30.6	30.6	—	—
Total assets	$31.9	$30.6	$1.3	$—

Liabilities
Derivatives – Commodities (1):
Energy contracts	$0.2	$—	$0.2	$—
Derivatives – Foreign exchange (1)	8.3	—	8.3	—
Other (3)	35.0	33.9	1.1	—
Total liabilities	$43.5	$33.9	$9.6	$—
 ____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classifications on our condensed consolidated balance sheet.

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

Nonrecurring Fair Value Measurements
The following tables present our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our condensed consolidated balance sheets during the six months ended June 30, 2014 and the year ended December 31, 2013.

(in Millions)	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Six Months Ended June 30, 2014)
Liabilities
Liabilities associated with exit activities (1)	$1.9	$—	$—	$1.9	$(5.8)
Total liabilities	$1.9	$—	$—	$1.9	$(5.8)
____________________

(1)	This amount represents severance liabilities associated with the Health and Nutrition restructuring as further described in Note 7.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(in Millions)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses) (Year Ended December 31, 2013)
Assets
Net assets of discontinued operations held for sale (1)	$150.1	$—	$—	$150.1	$(156.7)
Long-lived assets associated with exit activities (2)	2.6	—	—	2.6	(1.9)
Total assets	$152.7	$—	$—	$152.7	$(158.6)

Liabilities
Liabilities associated with exit activities (3)	$—	$—	$—	$—	$(7.2)
Total liabilities	$—	$—	$—	$—	$(7.2)
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

Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at June 30, 2014. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing (1)	$52.5
Debt guarantees (2)	71.7
Total	$124.2
____________________

(1)
Represents guarantees to financial institutions on behalf of certain FMC Agricultural Solutions customers for their seasonal borrowing. This amount is recorded on the condensed consolidated balance sheets as “Guarantees of vendor financing.”

(2)
These guarantees represent support provided to third-party banks for credit extended to various FMC Agricultural Solutions customers. The liability for the guarantees is recorded at an amount that approximates fair-value (i.e. representing the stand-ready obligation) based on our historical collection experience and a current assessment of credit exposure. We believe the fair-value of these guarantees are immaterial. The majority of these guarantees have an expiration date of less than one year.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Contingencies

Competition / antitrust litigation related to the discontinued FMC Peroxygens business. We are subject to actions brought by private plaintiffs relating to alleged violations of European and Canadian competition and antitrust laws, as further described below.
European competition action. Multiple European purchasers of hydrogen peroxide who claim to have been harmed as a result of alleged violations of European competition law by hydrogen peroxide producers assigned their legal claims to a single entity formed by a law firm. The single entity then filed a lawsuit in Germany in March 2009 against European producers, including our wholly-owned Spanish subsidiary, Foret. Initial defense briefs were filed in April 2010, and an initial hearing was held during the first quarter of 2011, at which time case management issues were discussed. At a subsequent hearing in October 2011, the Court indicated that it was considering seeking guidance from the European Court of Justice (“ECJ”) as to whether the German courts have jurisdiction over these claims. After submission of written comments on this issue by the parties, on March 1, 2012, the judge announced that she would refer the jurisdictional issues to the ECJ. The court issued its formal reference to the ECJ on April 29, 2013. Such a reference to the ECJ normally takes 12-18 months from the date of formal reference for completion. Since the case is in the preliminary stages and is based on a novel procedure - namely the attempt to create a cross-border “class action” which is not a recognized proceeding under EU or German law - we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend this matter.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

in certain of these contingencies could have a material adverse effect on our consolidated financial position, results of operations in any one reporting period, or liquidity.
See Note 11 for legal proceedings associated with our environmental contingencies.

Note 19: Segment Information

(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenue
FMC Agricultural Solutions	$531.2	$442.6	$998.1	$937.8
FMC Health and Nutrition	207.1	189.9	433.3	381.8
FMC Minerals	249.6	244.4	498.3	469.0
Eliminations	(0.1)	(0.9)	(0.1)	(1.9)
Total	$987.8	$876.0	$1,929.6	$1,786.7
Income from continuing operations before income taxes
FMC Agricultural Solutions	$130.7	$124.7	$250.8	$288.0
FMC Health and Nutrition	49.1	44.3	100.0	88.0
FMC Minerals	42.8	35.4	79.6	64.4
Eliminations	—	(0.1)	—	(0.2)
Segment operating profit	$222.6	$204.3	430.4	440.2
Corporate and other	(19.6)	(20.3)	(37.1)	(40.1)
Operating profit before the items listed below	$203.0	$184.0	$393.3	$400.1
Interest expense, net	(15.3)	(11.1)	(28.8)	(21.6)
Restructuring and other (charges) income (1)	(2.7)	(5.9)	(9.4)	(15.2)
Non-operating pension and postretirement (charges) income (2)	(2.7)	(11.6)	(6.9)	(24.3)
Business separation costs (3)	(13.8)	—	(16.8)	—
Acquisition related charges (4)	(1.1)	—	(4.2)	—
Provision for income taxes	(41.5)	(35.7)	(80.8)	(81.1)
Discontinued operations, net of income taxes	(12.6)	1.5	(62.7)	(1.7)
Net income attributable to noncontrolling interests	$(4.2)	$(3.2)	$(9.0)	$(7.3)
Net income attributable to FMC stockholders	$109.1	$118.0	$174.7	$248.9
_________________________________________

(1)
See Note 7 for details of restructuring and other charges (income). Amounts for the three months ended June 30, 2014, relate to FMC Health and Nutrition of $1.0 million, FMC Minerals of $(0.1) million and Corporate of $1.8 million. Amounts for the three months ended June 30, 2013, relate to FMC Agricultural Solutions of $1.4 million, FMC Minerals of $3.5 million and Corporate of $1.0 million. Amounts for the six months ended June 30, 2014, relate to FMC Health and Nutrition of $5.9 million and Corporate of $3.5 million. Amounts for the six months ended June 30, 2013, relate to FMC Agricultural Solutions of $2.0 million, FMC Health and Nutrition of $0.6 million, FMC Minerals of $9.3 million and Corporate of $3.3 million.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(4)
Charges relate to the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and costs incurred associated the completion of acquisitions. On the condensed consolidated statements of income, the charges associated with inventory fair value step-up are included in “Costs of sales and services” and fees associated with concluding the acquisitions are included in "Selling, general and administrative expenses". Charges for the three and six months ended June 30, 2014, represented amortization of inventory fair value step-up associated with our Epax acquisition completed in the latter part of 2013 within our FMC Health and Nutrition segment, see Note 3 to our 2013 10-K for more information.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 20: Supplemental Information
We have various subsidiaries that conduct business within Argentina, primarily in our FMC Agricultural Solutions and FMC Minerals segments. At June 30, 2014 we had $56.4 million of outstanding receivables due from the Argentina government which primarily represent export tax and valued added tax receivables. As with all outstanding receivable balances we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors. We have further analyzed the recoverability of our outstanding receivables from the Argentina government in light of the current economic and political environment within Argentina, including the recent credit downgrades of local and federal governments and the recent US Supreme Court ruling regarding hold-out bond creditor payments. Based on our analysis of the impact of economic conditions in Argentina on our receivables, at this time, we believe the outstanding receivables to be recoverable.

On July 31, 2014, the Argentina Government defaulted on some of its debt obligations.  At this time, we are not able to reasonably estimate the financial statement impact of this event, if any.

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
Second Quarter 2014 Highlights

The following are the more significant developments in our businesses during the three months ended June 30, 2014:

•
Revenue of $987.8 million for the three months ended June 30, 2014 increased $111.8 million or 13 percent versus the same period last year. The increase in revenue was driven by all three of our segments. A more detailed review of revenues by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in North America increased by 11 percent, sales in Asia were up 20 percent, Latin America sales increased by seven percent and sales in Europe, Middle East and Africa were up 18 percent.

•
Our gross margin, excluding acquisition related charges, increased by approximately $31 million or approximately 10 percent to $358.7 million versus prior year's quarter. Gross margin percent of 36 percent declined from 37 percent. The reduction in gross margin and gross margin percent was driven by unfavorable currency movements and product mix of sales in FMC Agricultural Solutions.

•
Selling, general and administrative expenses, excluding non-operating pension and postretirement charges increased by approximately $7 million or six percent to $122.3 million. The majority of these increases were experienced in our FMC Agricultural Solutions segment.

•
Research and Development expenses of $33.2 million increased approximately $6 million or 20 percent. This increase is primarily related to spending in FMC Agricultural Solutions to fund investments in earlier stage active ingredient research, biological crop protection development projects and rapid market innovation initiatives.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $135.7 million increased $7.8 million or 6 percent primarily due to higher operating results in FMC Agricultural Solutions, FMC Health and Nutrition and FMC Minerals. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

Other Highlights

•
On March 10, 2014, we announced a plan to separate into two independent public companies. One company initially referred to as “New FMC,” will contain our FMC Agricultural Solutions and FMC Health and Nutrition segments, while the other company, "FMC Minerals", will be comprised of our FMC Minerals segment. “New FMC” will be renamed "FMC Corporation" subsequent to the separation. During the second quarter we incurred $13.8 million in business separation costs as we continued to separate into two independent public companies.

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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenue
FMC Agricultural Solutions	$531.2	$442.6	$998.1	$937.8
FMC Health and Nutrition	207.1	189.9	433.3	381.8
FMC Minerals	249.6	244.4	498.3	469.0
Eliminations	(0.1)	(0.9)	(0.1)	(1.9)
Total	$987.8	$876.0	$1,929.6	$1,786.7
Income (loss) from continuing operations before income taxes
FMC Agricultural Solutions	$130.7	$124.7	$250.8	$288.0
FMC Health and Nutrition	49.1	44.3	100.0	88.0
FMC Minerals	42.8	35.4	79.6	64.4
Eliminations	—	(0.1)	—	(0.2)
Segment operating profit	$222.6	$204.3	$430.4	$440.2
Corporate and other	(19.6)	(20.3)	(37.1)	(40.1)
Operating profit before the items listed below	$203.0	$184.0	$393.3	$400.1

Interest expense, net	(15.3)	(11.1)	(28.8)	(21.6)
Corporate special (charges) income:
Restructuring and other (charges) income (1)	(2.7)	(5.9)	(9.4)	(15.2)
Non-operating pension and postretirement charges (2)	(2.7)	(11.6)	(6.9)	(24.3)
Business separation costs (3)	(13.8)	—	(16.8)	—
Acquisition related charges (4)	(1.1)	—	(4.2)	—
Provision for income taxes	(41.5)	(35.7)	(80.8)	(81.1)
Discontinued operations, net of income taxes	(12.6)	1.5	(62.7)	(1.7)
Net income attributable to noncontrolling interests	(4.2)	(3.2)	(9.0)	(7.3)
Net income attributable to FMC stockholders	$109.1	$118.0	$174.7	$248.9
____________________

(1)
See Note 7 for details of restructuring and other charges (income). Amounts for the three months ended June 30, 2014, relate to FMC Health and Nutrition of $1.0 million, FMC Minerals of $(0.1) million and Corporate of $1.8 million. Amounts for the three months ended June 30, 2013, relate to FMC Agricultural Solutions of $1.4 million, FMC Minerals of $3.5 million, and Corporate of $1.0 million. Amounts for the six months ended June 30, 2014, relate to FMC Health and Nutrition of $5.9 million and Corporate of $3.5 million. Amounts for the six months ended June 30, 2013, relate to FMC Agricultural Solutions of $2.0 million, FMC Health and Nutrition of $0.6 million, FMC Minerals of $9.3 million and Corporate of $3.3 million.

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

(4)
Charges relate to the expensing of the inventory fair value step-up resulting from the application of purchase accounting for acquisitions and costs incurred associated the completion of acquisitions. On the condensed consolidated statements of income, the charges associated with inventory fair value step-up are included in “Costs of sales and services” and fees associated with concluding the acquisitions are included in "Selling, general and administrative expenses". Charges for the three and six months ended June 30, 2014, represented amortization of inventory fair value step-up associated with our Epax acquisition completed in the latter part of 2013 within our FMC Health and Nutrition segment, see Note 3 to our 2013 10-K for more information.

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

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net income attributable to FMC stockholders (GAAP)	$109.1	$118.0	$174.7	$248.9
Corporate special charges (income), pre-tax	20.3	17.5	37.3	39.5
Income tax expense (benefit) on Corporate special charges (income)	(7.3)	(6.8)	(13.1)	(14.9)
Corporate special charges (income), net of income taxes	$13.0	$10.7	$24.2	$24.6
Discontinued operations, net of income taxes	12.6	(1.5)	62.7	1.7
Tax adjustments	1.0	0.7	1.0	1.7
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$135.7	$127.9	$262.6	$276.9
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

FMC Agricultural Solutions

($ in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenue	$531.2	$442.6	$998.1	$937.8
Operating Profit	130.7	124.7	250.8	288.0

Three Months Ended June 30, 2014 vs. 2013
Revenue of $531.2 million increased approximately 20 percent versus the prior year quarter due to increased sales across all regions.
In Latin America, sales were $202.7 million up 10 percent, driven by expanded market access and higher sales of third party products in the region; these sales were partially offset by poor conditions that impacted sugarcane plantings in Brazil and reduced demand for herbicides and insecticides. In North America, sales were $168.6 million, up 27 percent , due to the prolonged cold weather that resulted in a shift in timing of sales into the second quarter. Sales in Europe, Middle East and Africa (EMEA) increased 46 percent to $62.3 million driven by higher herbicide volumes. Asian sales were $97.6 million, up 17 percent, reflecting sales growth in Australia, Pakistan, Korea and China.
FMC Agricultural Solutions' operating profit of $130.7 million increased approximately five percent compared to the prior-year quarter, reflecting the sales increases described in the preceding paragraph. Segment operating profit margin was impacted by changes in product mix, unfavorable foreign exchange movements and planned increases to selling, general and administrative (S,G&A) costs as well as research and development (R&D). S,G&A costs were approximately $7 million higher and R&D costs were approximately $6 million higher than the prior-year quarter with spending focused on sales and technology investments.
Six Months Ended June 30, 2014 vs. 2013
Revenue of $998.1 million increased approximately six percent versus the prior year period due to sales growth across all regions despite unfavorable weather conditions during the first half of the year.
Latin America sales of $343.1 million increased one percent. North America sales of $389.2 million increased eight percent and EMEA sales of $87.6 million increased nine percent. Revenue in Asia of $178.2 million increased 12 percent mainly reflecting sales growth in Australia, India, Pakistan and China.
FMC Agricultural Solutions' operating profit of $250.8 million decreased approximately 13 percent compared to the year-ago period, reflecting unfavorable currency impacts, planned increases to S,G&A as well as R&D costs and weather-related changes in product mix. S,G&A costs were approximately $12 million higher and R&D costs were approximately $4 million higher than the prior-year period with spending on marketing, sales and technology investments.
In 2014, we expect full-year segment revenue to grow mid- to high- single digits percentage reflecting increased volumes and growth from new and recently introduced products, particularly in Latin America and Europe. We expect full-year segment operating profit growth in the mid-single digits percentage driven primarily by continued market share gain in Latin America partially offset by the drought conditions affecting sugarcane in Brazil.
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

FMC Health and Nutrition

($ in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenue	$207.1	$189.9	$433.3	$381.8
Operating Profit	49.1	44.3	100.0	88.0

Three Months Ended June 30, 2014 vs. 2013
Revenue was $207.1 million, an increase of approximately nine percent versus the prior-year quarter. This revenue increase was due to higher sales into health markets, including revenue from acquisitions in 2013, slightly offset by weaker demand for nutrition products in Asia. Favorable price increases and currency contributed two percent, respectively, which were offset by lower volumes.
Segment operating profit of $49.1 million increased 11 percent versus the prior-year quarter primarily driven by the revenue growth discussed in the preceding paragraph and favorable mix of products.
Six Months Ended June 30, 2014 vs. 2013
Revenue was $433.3 million, an increase of approximately 13 percent versus the prior-year period. Revenue from health markets, including that from acquisitions in 2013, increased sales by approximately 12 percent. The combination of favorable pricing, increased volumes and currency increased sales by one percent.
Segment operating profit of $100.0 million increased 14 percent versus the year ago period. The increase is consistent with that of the three months ended June 30, 2014 noted above.
In 2014, full year segment revenue is expected to increase low- to mid-teens percentage versus 2013 driven by higher volumes in texture and stability solutions, natural colors and binder product lines and contributions from the omega-3 product line. Full year segment operating profit is expected to grow mid-teens percentage versus 2013 due to increased demand for functional ingredients and benefits from new omega-3 sales.

FMC Minerals

($ in Millions)	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Revenue	$249.6	$244.4	$498.3	$469.0
Operating Profit	42.8	35.4	79.6	64.4

Three Months Ended June 30, 2014 vs. 2013
Revenue was $249.6 million, an increase of approximately two percent versus the prior-year quarter. Increased production in our Lithium division drove higher sales.
Lithium revenues of $56.6 million increased 11 percent. Improved operations produced additional volumes and allowed for higher sales, particularly for energy storage applications.
Alkali revenues of $193.0 million remained consistent with prior-year quarter revenue of $193.4 million. Higher pricing increased revenues by one percent. Lower volumes related to timing of shipments and lower freight associated with geographic mix reduced revenue by one percent.
Segment operating profit of $42.8 million increased approximately 21 percent versus the prior-year quarter. Higher volumes in Lithium and favorable pricing in Alkali improved profitability. Higher energy costs in Alkali were offset by continued progress in manufacturing cost improvements.
Six Months Ended June 30, 2014 vs. 2013
Revenue was $498.3 million, an increase of approximately six percent versus the prior-year period. Volume gains in our Lithium division and improvements in soda ash pricing contributed to the higher revenue.

Lithium revenues of $120.4 million increased 27 percent due to higher production volumes that allowed for additional sales, particularly for energy storage applications.
Alkali revenues of $377.9 million increased one percent compared to the period year period. Higher average prices contributed two percent. Lower volumes related to timing of shipments and lower freight associated with geographic mix reduced sales by one percent. The most notable price increases were realized in Asian export markets.
Segment operating profit of $79.6 million increased approximately 24 percent versus the prior-year period. Operating profit was driven by higher volumes in Lithium and improved pricing in Alkali. These increases were partially offset by unfavorable currency and energy costs.
In 2014, we expect full-year segment revenue to grow mid- to high- single digits percentage driven primarily by increased volumes in both lithium and soda ash and short- and long-term contracted price increases in soda ash. Full-year segment operating profit in 2014 is expected to grow high-teens percentage versus the previous year, reflecting lithium margin improvements and more favorable soda ash pricing versus 2013.
Other Results of Operations
Corporate and other
Corporate and other expenses are included as a component of the line item “Selling, general and administrative expenses” except for last-in, first-out (LIFO) related charges that are included as a component of "Cost of sales and services" on our condensed consolidated statements of income.
Three Months Ended June 30, 2014 vs. 2013
Corporate and other expenses of $19.6 million in the second quarter of 2014 decreased slightly by $0.7 million from $20.3 million in the same period in 2013.
Six Months Ended June 30, 2014 vs. 2013
Corporate and other expenses of $37.1 million in the first half of 2014 decreased by $3.0 million from $40.1 million in the same period in 2013. The decrease is partially driven by a reduction in our LIFO inventory reserve charge compared to prior period.
Interest expense, net
Three Months Ended June 30, 2014 vs. 2013
Interest expense, net for the second quarter of 2014 was $15.3 million as compared to the second quarter of 2013 of $11.1 million. The increase was primarily due to higher overall debt levels driven by funding requirements for the acquisition of Epax and increased working capital requirements.
Six Months Ended June 30, 2014 vs. 2013
Interest expense, net for the first half of 2014 was $28.8 million as compared to the first half of 2013 of $21.6 million. The increase is consistent with the description provided for the three months ended June 30, 2014.

Corporate special (charges) income
Three Months Ended June 30, 2014 vs. 2013
Restructuring and other charges (income)

	Three Months Ended June 30		Six Months Ended June 30
(in Millions)	2014	2013	2014	2013
Restructuring charges and asset disposals	$1.4	$3.8	$6.7	$11.6
Other charges (income), net	1.3	2.1	2.7	3.6
Total restructuring and other charges	$2.7	$5.9	$9.4	$15.2
Restructuring and asset disposal charges in 2014 of $1.4 million were primarily associated with the announced Health and Nutrition restructuring. Other charges (income) net in 2014 of $1.3 million were primarily related to corporate environmental charges.

Restructuring and asset disposal charges in 2013 of $3.8 million were primarily associated with the previously announced Lithium restructuring. Other charges (income) net in 2013 of $2.1 million were primarily related to corporate environmental charges.
The liabilities associated with the restructuring charges listed above are also included within Note 7 to our condensed consolidated financial statements included in this Form 10-Q. We believe the restructuring plans implemented are on schedule and the benefits and savings either have been or will be achieved.
Non-operating pension and postretirement charges
The charge for the three months ended June 30, 2014 was $2.7 million compared to $11.6 million for the three months ended June 30, 2013. The decrease was primarily the result of lower amortization of actuarial losses of $9.6 million attributable to a lengthening of the average remaining service period used for amortization purposes as a result of a completed actuarial study indicating overall decreases in retirement and termination activity.
Business separation costs
Charges are associated with our announced plan to separate into two independent public companies. See Note 3 to our condensed consolidated financial statements included in this Form 10-Q for more detail on the business separation costs.
Acquisition related charges
Charges for the three months ended June 30, 2014, represented the final amortization of inventory fair value step-up associated with our Epax acquisition within our FMC Health and Nutrition segment. No such charges existed for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 vs. 2013
Restructuring and other charges (income)
Restructuring and asset disposal charges in 2014 of $6.7 million were primarily associated with the announced Health and Nutrition restructuring. Other charges (income) net in 2014 of $2.7 million were primarily related to corporate environmental charges.
Restructuring and asset disposal charges in 2013 of $11.6 million were primarily associated with the previously announced Lithium restructuring. Other charges (income) net in 2013 of $3.6 million were primarily related to corporate environmental charges.
Non-operating pension and postretirement charges
The charge for the six months ended June 30, 2014 was $6.9 million compared to $24.3 million for the six months ended June 30, 2013. The decrease was primarily the result of lower amortization of actuarial losses of $19.2 million attributable to a lengthening of the average remaining service period used for amortization purposes as a result of a completed actuarial study regarding the length of participant service.
Business separation costs
Charges are associated with our announced plan to separate into two independent public companies. See Note 3 to our condensed consolidated financial statements included in this Form 10-Q for more detail on the business separation costs.
Acquisition related charges
Charges for the six months ended June 30, 2014, represented the final amortization of inventory fair value step-up associated with our Epax acquisition within our FMC Health and Nutrition segment. No such charges existed for the six months ended June 30, 2013.
Provision for income taxes
Three Months Ended June 30, 2014 vs. 2013
Provision for income taxes was $41.5 million resulting in an effective tax rate of 24.8 percent compared to a provision of $35.7 million resulting in an effective tax rate of 23.0 percent for the three months ended June 30, 2014 and 2013, respectively. The increase in the effective tax rate was primarily the result of the change in the mix of domestic income compared to income earned outside of the U.S. A larger portion of our earnings were earned by our domestic operations which generally has a higher tax rate than that of our foreign operations.

Six Months Ended June 30, 2014 vs. 2013
Provision for income taxes was $80.8 million resulting in an effective tax rate of 24.7 percent compared to a provision of $81.1 million resulting in an effective tax rate of 23.9 percent for the six months ended June 30, 2014 and 2013, respectively. The increase in the effective tax rate for the six months is consistent with the description provided above on the three months ended June 30, 2014.
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
Three Months Ended June 30, 2014 vs. 2013
Discontinued operations, net of income taxes represented a loss of $12.6 million for the three months ended June 30, 2014, compared to a gain of $1.5 million for the three months ended June 30, 2013. The loss for 2014 was driven by an increase in provisions for environmental liabilities and legal reserves. The gain recognized in 2013 was due to a $13.9 million insurance recovery related to previously discontinued operations legal matters.
Six Months Ended June 30, 2014 vs. 2013
Discontinued operations, net of income taxes represented a loss of $62.7 million for the six months ended June 30, 2014, compared to a loss of $1.7 million for the six months ended June 30, 2013. The increase was driven by the completed divestiture of our FMC Peroxygens business which resulted in an after-tax loss of $40.0 million.
Net income attributable to FMC stockholders
Three Months Ended June 30, 2014 vs. 2013
Net income attributable to FMC stockholders decreased to $109.1 million for the three months ended June 30, 2014, from $118.0 million for the three months ended June 30, 2013. The decrease was driven by higher costs from our discontinued operations and business separation costs. Partially offsetting these costs are higher segment operating profit and lower non-operating pension and postretirement charges.
Six Months Ended June 30, 2014 vs. 2013
Net income attributable to FMC stockholders decreased to $174.7 million for the six months ended June 30, 2014, from $248.9 million for the six months ended June 30, 2013. The decrease was due to reduced segment operating profits in our FMC Agricultural Solutions segment, the loss on the sale of our discontinued FMC Peroxygens business, and the costs associated with our recently announced business separation. Partially offsetting these costs are lower non-operating pension and postretirement charges.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at June 30, 2014 and December 31, 2013, were $114.4 million and $123.2 million, respectively. Of the cash and cash equivalents balance at June 30, 2014, $101.6 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings.
At June 30, 2014, we had total debt of $1,697.9 million as compared to $1,851.9 million at December 31, 2013. Total debt included $1,153.7 million and $1,154.1 million of long-term debt (excluding current portions of $18.9 million and $34.7 million) at June 30, 2014 and December 31, 2013, respectively. Short-term debt, which consists primarily of borrowings under our commercial paper program, decreased from $663.1 million at December 31, 2013 to $525.3 million at June 30, 2014. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. We have used proceeds from the commercial paper program for general corporate purposes. At June 30, 2014, the average effective interest rate on these borrowings was 0.33%.

Statement of Cash Flows
Cash provided by operating activities was $148.5 million and $248.0 million for the six months ended June 30, 2014 and 2013, respectively.
The table below presents the components of net cash provided (required) by operating activities.

(in Millions)	Six Months Ended June 30
	2014	2013
Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$356.2	$361.0
Significant non-cash expenses (1)	91.6	103.5
Operating income before non-cash expenses (Non-GAAP)	$447.8	$464.5
Change in trade receivables (2)	(15.2)	29.9
Change in inventories (3)	(50.2)	10.4
Change in accounts payable	(52.3)	(71.7)
Change in accrued rebates (4)	146.0	178.8
Change in advance payments from customers (5)	(174.9)	(135.1)
Change in all other operating assets and liabilities (6)	(16.9)	(58.2)
Restructuring and other spending (7)	(4.6)	(6.5)
Environmental spending, continuing, net of recoveries (8)	(5.1)	(2.9)
Pension and other postretirement benefit contributions (9)	(45.2)	(43.0)
Cash basis operating income (Non-GAAP)	$229.4	$366.2

Interest payments	(19.6)	(22.4)
Tax payments (10)	(57.3)	(89.5)
Excess tax benefits from share-based compensation	(4.0)	(6.3)

Cash provided (required) by operating activities	$148.5	$248.0
____________________

(1)	Represents the sum of depreciation, amortization, non-cash asset write downs, share-based compensation, and pension charges.

(2)
Overall, the use of cash in 2014 for trade receivables is due to increases in our FMC Health and Nutrition business as well as in our FMC Agricultural Solutions' business in Brazil where terms are significantly longer than the rest of our businesses. The change from 2013 to 2014 is also due timing of collections.

(3)
The change in inventory from 2013 to 2014 resulted in a use of cash primarily due to an inventory build to fulfill projected demand in the second half of 2014 in FMC Agricultural Solutions and FMC Health and Nutrition.

(4)
These rebates are associated with our FMC Agricultural Solutions segment, primarily in North America and Brazil. The decrease from 2013 to 2014 is primarily associated with the mix in sales eligible for rebates and incentives in 2014 compared to 2013 as well as timing of payment of rebates.

(5)
The advance payments from customers represent advances from our FMC Agricultural Solutions segment customers. The use of cash for each year presented is consistent with our sales increases year over each year.

(6)
Changes in all periods presented primarily represent timing of payments associated with all other operating assets and liabilities, including guarantees issued to our vendors under our vendor finance program.

(7)	See Note 7 in our condensed consolidated financial statements included in this Form 10-Q for further details.

(8)
Included in our results are environmental charges for environmental remediation at our operating sites of for the three and six months ended June 30, 2014 of $1.3 million and $2.7 million, respectively and $1.0 million and $2.0 million, respectively for the three and six months ended June 30, 2013. The amounts in 2014 will be spent in periods beyond second quarter 2014. The amounts in this row represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries.

(9)	Amounts include voluntary contributions to our U.S. defined benefit plan of $32.0 million and $27.0 million, respectively for the six months ended June 30, 2014 and 2013.

(10)
The reduction in tax payments from 2013 to 2014 is due to December 31, 2013 domestic prepaid tax balance that was utilized in the first quarter of 2014, thereby reducing tax payments for the first half 2014.

Cash required by operating activities of discontinued operations was $33.4 million and $14.9 million for the six months ended June 30, 2014 and 2013, respectively.
The increase in cash required by operating activities of discontinued operations in 2014 is due the spending associated with divestiture of our FMC Peroxygens business which was accrued for in first quarter of 2014 as well as increased spending associated with our other discontinued reserves which primarily includes retained legal obligations. This increased spending was slightly offset by reduced net spending associated with discontinued environmental remediation sites.
Cash required by investing activities of continuing operations was $125.3 million and $101.4 million for the six months ended June 30, 2014 and 2013, respectively.
The increase in spending during the six months ended June 30, 2014, as compared to the same period in 2013 was primarily due to higher capital expenditures in our FMC Health and Nutrition segment.
Cash provided (required) by investing activities of discontinued operations was $200.0 million and $(11.3) million for the six months ended June 30, 2014 and 2013, respectively.
Cash provided by investing activities of discontinued operations in 2014 is directly associated with the sale of our FMC Peroxygens business which was completed on February 28, 2014. For more information see Note 10 in our condensed consolidated financial statements included in this Form 10-Q.
Cash required by financing activities was $198.2 million and $119.1 million for the six months ended June 30, 2014 and 2013, respectively.
The change period over period in financing activities is primarily due the repayment of debt in 2014 compared to borrowings in 2013. In 2013, increased borrowings were approximately $107 million compared to repayments in 2014 of $155 million. Additionally during the six months ended 2013 we paid approximately $116 million in share repurchases and $87 million to noncontrolling interests (primarily to acquire additional ownership in our FMC Wyoming business) compared to approximately $16 million in combined payments in 2014.

Other potential liquidity needs
On March 10, 2014, we announced a plan to separate into two independent public companies. One company initially referred to as “New FMC,” will contain our FMC Agricultural Solutions and FMC Health and Nutrition segments, while the other company, "FMC Minerals", will be comprised of our FMC Minerals segment. “New FMC” will be renamed "FMC Corporation" subsequent to the separation.
We are currently in the process of evaluating the form and structure to separate FMC Corporation into two separate independent companies. We expect the separation, which remains subject to final board approval and other customary conditions, to take the form of a tax-free distribution of shares to existing FMC Corporation shareholders. For the three and six months ended June 30, 2014, $13.8 million and $16.8 million, respectively in expense was recognized related to this transaction and is included within "Business separation costs" on our condensed consolidated statement of income. These costs were primarily related to professional fees associated with separation activities within finance and legal functions. We expect the cost to complete the separation will approximate $100 million to $130 million.
Our cash needs for 2014 include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At June 30, 2014, our remaining borrowing capacity under our credit facility was $913.4 million (which includes borrowings under our commercial paper program).

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
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan (U.S. Plan), we have made voluntary contributions through June 30, 2014 and 2013 of $32.0 million and $27.0 million, respectively. We expect to make approximately $50 million in voluntary cash contributions to our U.S. defined benefit pension plan during 2014. These contributions are in excess of the minimum requirements. We made voluntary contributions of $40 million in 2013. We do not believe that these projected contributions will have a material negative impact on our current and future liquidity needs. However, any volatility of interest rates or negative equity returns may require greater contributions to the U.S. Plan in the future.
For the six months ended June 30, 2014 and 2013, we paid $38.0 million and $37.1 million, respectively, in dividends declared in previous periods. On July 17, 2014, we paid dividends totaling $20.1 million to our shareholders of record as of June 30, 2014. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of June 30, 2014.
During the six months ended June 30, 2014, we did not repurchase any shares under the publicly announced repurchase program. At June 30, 2014, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.
We have various subsidiaries that conduct business within Argentina, primarily in our FMC Agricultural Solutions and FMC Minerals segments. At June 30, 2014 we had $56.4 million of outstanding receivables due from the Argentina government which primarily represent export tax and valued added tax receivables. As with all outstanding receivable balances we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors. We have further analyzed the recoverability of our outstanding receivables from the Argentina government in light of the current economic and political environment within Argentina, including the recent credit downgrades of local and federal governments and the recent US Supreme Court ruling regarding hold-out bond creditor payments. Based on our analysis of the impact of economic conditions in Argentina on our receivables, at this time, we believe the outstanding receivables to be recoverable.

On July 31, 2014, the Argentina Government defaulted on some of its debt obligations.  At this time, we are not able to reasonably estimate the financial statement impact of this event, if any.

Commitments and Contingencies
See Note 18 to our condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2013 can be found in a table included within Part II, Item 7 of our 2013 Form 10-K. There have been no material changes to our contractual commitments during the six months ended June 30, 2014.

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
At June 30, 2014, our financial instrument position was a net liability of $7.2 million compared to a net liability of $6.4 million at December 31, 2013. The change in the net financial instrument position was primarily due to larger unrealized losses in our commodity and foreign exchange portfolios.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are approximately seven percent of our cost of sales and services and are diversified among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at June 30, 2014 and December 31, 2013, with all other variables (including interest rates) held constant.

		Hedged energy exposure vs. Energy market pricing
(in Millions)	Net Asset / (Liability) Position	10% Increase	10% Decrease
Net asset/(liability) position at June 30, 2014	$0.7	$3.5	$(2.0)

Net asset/(liability) position at December 31, 2013	$0.1	$3.0	$(2.7)

Our FMC Agricultural Solutions segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of June 30, 2014 and December 31, 2013 we had no outstanding soybean derivative contracts.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at June 30, 2014 and December 31, 2013, with all other variables (including interest rates) held constant.

		Hedged currency vs. Functional currency
(in Millions)	Net Asset / (Liability) Position	10% Strengthening	10% Weakening
Net asset/(liability) position at June 30, 2014	$(7.9)	$21.5	$(36.4)

Net asset/(liability) position at December 31, 2013	$(6.5)	$9.1	$(21.0)
Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of June 30, 2014 and December 31, 2013, we had no interest rate swap agreements.
Our debt portfolio, at June 30, 2014, is composed of 69 percent fixed-rate debt and 31 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our Credit Facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.
Based on the variable-rate debt in our debt portfolio at June 30, 2014, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $5.2 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $1.9 million for the six months of June 30, 2014.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2014, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of June 30, 2014, the related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2014 and 2013, and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
August 1, 2014

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2013 Form 10-K, see Notes 11 and 18 to the condensed consolidated financial statements included within this Form 10-Q.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program (1)
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
April 1-30, 2014	345	$77.87	—	—	250,000,000
May 1-31, 2014	—	$—	—	—	250,000,000
June 1-30, 2014	—	$—	—	—	250,000,000
Total Q2 2014	345	$77.87	—	—	250,000,000
____________________

(1)
This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors.

(2)	Represents reacquired shares for employees exercises in connection with the vesting and forfeiture of awards under our equity compensation plans.

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
Date: August 1, 2014

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED JUNE 30, 2014

Exhibit No.	Exhibit Description
12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

95	Mine Safety Disclosures

101	Interactive Data File