Form 10-Q
period 2014-09-30
FMC CORP
filed 2014-10-30
CIK 37785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
 FORM 10-Q
_______________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014
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

LARGE ACCELERATED FILER	☒	ACCELERATED FILER	☐

NON-ACCELERATED FILER	☐	SMALLER REPORTING COMPANY	☐
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT)    YES  ☐    NO  ☒
INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE

Class	Outstanding at September 30, 2014
Common Stock, par value $0.10 per share	133,267,021

FMC CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in Millions, Except Per Share Data)	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenue	$1,015.9	$957.4	$2,945.5	$2,744.1
Costs and Expenses
Costs of sales and services	692.2	653.0	1,935.7	1,758.6

Gross margin	323.7	304.4	1,009.8	985.5

Selling, general and administrative expenses	147.4	124.9	391.8	374.1
Research and development expenses	30.6	29.0	89.9	84.7
Restructuring and other charges (income)	35.6	32.1	45.0	47.3
Business separation costs	6.8	—	23.6	—
Total costs and expenses	912.6	839.0	2,486.0	2,264.7
Income from continuing operations before equity in (earnings) loss of affiliates, interest expense, net and income taxes	103.3	118.4	459.5	479.4
Equity in (earnings) loss of affiliates	0.4	0.1	0.6	0.5
Interest expense, net	14.9	9.8	43.7	31.4
Income from continuing operations before income taxes	88.0	108.5	415.2	447.5
Provision for income taxes	7.4	32.0	88.2	113.1
Income from continuing operations	80.6	76.5	327.0	334.4
Discontinued operations, net of income taxes	(20.5)	(56.6)	(83.2)	(58.3)
Net income	60.1	19.9	243.8	276.1
Less: Net income attributable to noncontrolling interests	3.8	2.0	12.8	9.3
Net income attributable to FMC stockholders	$56.3	$17.9	$231.0	$266.8
Amounts attributable to FMC stockholders:
Continuing operations, net of income taxes	$76.8	$74.5	$314.2	$325.1
Discontinued operations, net of income taxes	(20.5)	(56.6)	(83.2)	(58.3)
Net income attributable to FMC stockholders	$56.3	$17.9	$231.0	$266.8
Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.57	$0.55	$2.35	$2.39
Discontinued operations	(0.15)	(0.42)	(0.62)	(0.43)
Net income attributable to FMC stockholders	$0.42	$0.13	$1.73	$1.96
Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.57	$0.55	$2.34	$2.38
Discontinued operations	(0.15)	(0.42)	(0.62)	(0.43)
Net income attributable to FMC stockholders	$0.42	$0.13	$1.72	$1.95
The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
	(unaudited)		(unaudited)
Net income	$60.1	$19.9	$243.8	$276.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments (1)	(34.7)	14.9	11.7	1.4

Derivative instruments:
Unrealized hedging gains (losses) and other, net of tax of $0.8 and $3.2 for the three and nine months ended 2014 and $(0.5) and $(2.0) for the three and nine months ended 2013, respectively	0.8	(0.9)	5.3	(4.1)
Reclassification of deferred hedging (gains) losses and other, included in net income, net of tax of $(0.2) and $0.8 for the three and nine months ended 2014 and $0.4 and $(0.6) for the three and nine months ended 2013, respectively (3)	(0.3)	1.2	1.9	(0.9)
Total derivative instruments, net of tax of $0.6 and $4.0 for the three and nine months ended 2014 and $(0.1) and $(2.6) for the three and nine months ended 2013, respectively	0.5	0.3	7.2	(5.0)

Pension and other postretirement benefits:
Unrealized actuarial gains (losses) and prior service (costs) credits, net of tax of zero for the three and nine months ended 2014 and $(0.1) and zero for the three and nine months ended 2013, respectively (2)	0.3	(0.3)	0.2	(0.2)
Reclassification of net actuarial and other (gain) loss and amortization of prior service costs, included in net income, net of tax of $3.0 and $9.9 for the three and nine months ended 2014 and $4.1 and $17.1 for the three and nine months ended 2013, respectively (3)	5.2	6.2	17.9	27.7
Total pension and other postretirement benefits, net of tax of $3.0 and $9.9 for the three and nine months ended 2014 and $4.0 and $17.1 for the three and nine months end 2013, respectively	5.5	5.9	18.1	27.5

Other comprehensive income (loss), net of tax	(28.7)	21.1	37.0	23.9
Comprehensive income	$31.4	$41.0	$280.8	$300.0
Less: Comprehensive income attributable to the noncontrolling interest	3.3	1.8	11.8	9.7
Comprehensive income attributable to FMC stockholders	$28.1	$39.2	$269.0	$290.3
____________________

(1)
Income taxes are not provided on the equity in undistributed earnings of our foreign subsidiaries or affiliates since it is our intention that such earnings will remain invested in those affiliates permanently. The amount for the nine months end September 30, 2014 includes reclassification to net income due to the divestiture of our FMC Peroxygens business, see Note 15 within these condensed consolidated financial statements for more information. In accordance with accounting guidance, this amount was previously factored into the lower of cost or fair value test associated with the 2013 Peroxygens' asset held for sale write-down charges.

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

(3)
For more detail on the components of these reclassifications and the affected line item in the Condensed Consolidated Statements of Income see Note 15 within these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(in Millions, Except Share and Par Value Data)	September 30, 2014	December 31, 2013
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$124.3	$123.2
Trade receivables, net of allowance - 2014: $32.4; 2013: $30.2	1,572.6	1,484.3
Inventories	754.5	688.4
Prepaid and other current assets	210.6	236.8
Deferred income taxes	195.3	214.0
Current assets of discontinued operations held for sale	—	198.3
Total current assets	$2,857.3	$2,945.0
Investments	26.4	26.8
Property, plant and equipment, net	1,283.3	1,248.3
Goodwill	369.0	389.4
Other intangibles, net	256.5	272.3
Other assets	338.8	262.0
Deferred income taxes	119.8	91.4
Total assets	$5,251.1	$5,235.2
LIABILITIES AND EQUITY
Current liabilities
Short-term debt and current portion of long-term debt	$580.4	$697.8
Accounts payable, trade and other	440.0	475.2
Advance payments from customers	4.0	178.9
Accrued and other liabilities	280.5	307.0
Accrued customer rebates	347.6	203.7
Guarantees of vendor financing	53.3	27.9
Accrued pension and other postretirement benefits, current	12.7	12.7
Income taxes	23.0	35.3
Current liabilities of discontinued operations held for sale	—	48.2
Total current liabilities	$1,741.5	$1,986.7
Long-term debt, less current portion	1,151.9	1,154.1
Accrued pension and other postretirement benefits, long-term	48.4	57.8
Environmental liabilities, continuing and discontinued	216.6	175.2
Deferred income taxes	73.7	73.1
Other long-term liabilities	234.7	216.2
Commitments and contingent liabilities (Note 19)
Equity
Preferred stock, no par value, authorized 5,000,000 shares; no shares issued in 2014 or 2013	—	—
Common stock, $0.10 par value, authorized 260,000,000 shares; 185,983,792 issued shares at 2014 and 2013	18.6	18.6
Capital in excess of par value of common stock	439.5	448.3
Retained earnings	2,928.3	2,757.3
Accumulated other comprehensive income (loss)	(163.9)	(201.9)
Treasury stock, common, at cost - 2014: 52,716,771 shares, 2013: 53,098,103 shares	(1,499.3)	(1,502.5)
Total FMC stockholders’ equity	$1,723.2	$1,519.8
Noncontrolling interests	61.1	52.3
Total equity	$1,784.3	$1,572.1
Total liabilities and equity	$5,251.1	$5,235.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in Millions)	Nine Months Ended September 30
	2014	2013
	(unaudited)
Cash provided (required) by operating activities of continuing operations:
Net income	$243.8	$276.1
Discontinued operations	83.2	58.3
Income from continuing operations	$327.0	$334.4
Adjustments from income from continuing operations to cash provided (required) by operating activities of continuing operations:
Depreciation and amortization	98.0	91.7
Equity in (earnings) loss of affiliates	0.6	0.5
Restructuring and other charges (income)	45.0	47.3
Deferred income taxes	(25.0)	27.8
Pension and other postretirement benefits	22.8	48.2
Share-based compensation	11.5	12.2
Excess tax benefits from share-based compensation	(4.4)	(6.7)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
Trade receivables, net	(95.7)	(93.9)
Guarantees of vendor financing	25.5	(10.1)
Inventories	(78.3)	(14.0)
Accounts payable	1.8	0.6
Advance payments from customers	(174.8)	(122.1)
Accrued customer rebates	143.0	194.8
Income taxes	26.6	(29.1)
Pension and other postretirement benefit contributions	(65.2)	(63.1)
Environmental spending, continuing, net of recoveries	(9.1)	(4.3)
Restructuring and other spending	(6.6)	(8.8)
Change in other operating assets and liabilities, net	(8.1)	(24.8)
Cash provided (required) by operating activities of continuing operations	$234.6	$380.6

Cash provided (required) by operating activities of discontinued operations:
Environmental spending, discontinued, net of recoveries	(6.9)	(19.2)
Operating activities of discontinued operations of FMC Peroxygens	(1.2)	(5.2)
Payments of other discontinued reserves, net of recoveries	(24.8)	(7.0)
Cash provided (required) by operating activities of discontinued operations	$(32.9)	$(31.4)
The accompanying notes are an integral part of these condensed consolidated financial statements.
(continued)

FMC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in Millions)	Nine Months Ended September 30
	2014	2013
	(unaudited)
Cash provided (required) by investing activities of continuing operations:
Capital expenditures	$(172.6)	$(159.6)
Proceeds from disposal of property, plant and equipment	0.3	2.1
Acquisitions, net of cash acquired	—	(339.6)
Investments in nonconsolidated affiliates	(0.8)	(6.2)
Other investing activities	(24.8)	(52.0)
Cash provided (required) by investing activities of continuing operations	$(197.9)	$(555.3)

Cash provided (required) by investing activities of discontinued operations:
Proceeds from FMC Peroxygens divestiture	199.1	—
Other discontinued investing activities	(0.6)	(15.2)
Cash provided (required) by investing activities of discontinued operations	$198.5	$(15.2)

Cash provided (required) by financing activities of continuing operations:
Net borrowings (repayments) under committed credit facility	—	(130.0)
Increase (decrease) in short-term debt	(101.2)	869.5
Repayments of long-term debt	(17.7)	(0.5)
Proceeds from borrowings of long-term debt	—	11.6
Financing fees	(8.8)	(0.9)
Net distributions to and acquisitions of noncontrolling interests	(21.4)	(89.9)
Issuances of common stock, net	7.5	9.9
Excess tax benefits from share-based compensation	4.4	6.7
Dividends paid	(58.1)	(55.6)
Repurchases of common stock under publicly announced program	—	(359.9)
Other repurchases of common stock	(4.3)	(6.7)
Contingent consideration paid	—	(0.5)
Cash provided (required) by financing activities of continuing operations	$(199.6)	$253.7
Effect of exchange rate changes on cash and cash equivalents	(1.6)	0.1
Increase (decrease) in cash and cash equivalents	1.1	32.5
Cash and cash equivalents, beginning of period	123.2	77.1
Cash and cash equivalents, end of period	$124.3	$109.6
Supplemental disclosure of cash flow information: Cash paid for interest, net of capitalized interest was $43.2 million and $29.5 million, and income taxes paid, net of refunds were $84.5 million and $124.6 million for the nine months ended September 30, 2014 and 2013, respectively. Non-cash additions to property, plant and equipment were $21.1 million and $5.5 million for September 30, 2014 and 2013.
See Note 14 regarding quarterly cash dividend.

The accompanying notes are an integral part of these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited)

Note 1: Financial Information and Accounting Policies
In our opinion the condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) applicable to interim period financial statements and reflect all adjustments necessary for a fair statement of results of operations for the three and nine months ended September 30, 2014 and 2013, cash flows for the nine months ended September 30, 2014 and 2013, and our financial position as of September 30, 2014 and December 31, 2013. All such adjustments included herein are of a normal, recurring nature unless otherwise disclosed in the Notes. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results of operations for the full year. The condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, and the related condensed consolidated statements of income, condensed consolidated statements of comprehensive income and condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013, have been reviewed by our independent registered public accountants. The review is described more fully in their report included herein. Our accounting policies are set forth in detail in Note 1 to the consolidated financial statements included with our Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013 (the “2013 10-K”).
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

Note 3: Acquisitions
Cheminova A/S
On September 8, 2014, we entered into a definitive Share Purchase Agreement (the "Purchase Agreement") with Auriga Industries A/S, a Denmark Aktieselskab ("Aurgia"), Cheminova A/S, a Denmark Aktieselskab and a wholly owned subsidiary of Auriga ("Cheminova"). Pursuant to the terms and conditions set forth in the Purchase Agreement, we have agreed to acquire all of the outstanding equity of Cheminova from Auriga for an aggregate purchase price of 8.5 billion Danish Krone or approximately $1.5 billion, excluding net debt to be assumed of approximately $0.3 billion (the “Acquisition”) as of September 30, 2014. We expect to complete the Acquisition in early 2015.
Also, on September 8, 2014, in connection with the Purchase Agreement, we entered into a commitment letter (the "Commitment Letter") with Citigroup Global Markets Inc. (collectively with certain of its affiliates, the “Commitment Party”). The Commitment Letter provided that, in connection with the Acquisition and subject to the conditions set forth in the Commitment Letter, the Commitment Party will commit to provide up to a $2.0 billion 364-day bridge term loan and, in certain circumstances, a $1.5 billion revolving credit facility to FMC to replace the existing revolving credit facility. Fees incurred to secure these commitments have been deferred and are being amortized over the term of the arrangement.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

On October 10, 2014, the financing available under the Commitment Letter was terminated and replaced by a $2.0 billion term loan facility and an amended and restated $1.5 billion revolving credit facility. Approximately $4.3 million of the deferred fees associated with the Commitment Letter will be expensed and presented within selling, general and administrative within our condensed consolidated statements of income consistent with other acquisition-related costs. The remaining fees have been capitalized in combination with the term loan facility. The details of the term loan facility and the revolving credit facility are provided in Note 10 within these condensed consolidated financial statements.
Charges incurred for the three and nine months ended September 30, 2014 associated with the planned Acquisition are provided in Note 20 within these condensed consolidated financial statements.

2013 Acquisitions
In July 2013, we acquired 100 percent of the stock of Epax Nutra Holding III AS and Epax UK Holding III AS (together, “Epax”) for $339.6 million. Epax was integrated into our FMC Health and Nutrition segment from the acquisition date. For more detail refer to Note 3 to the consolidated financial statements included in our 2013 Form 10-K.

Note 4: Business Separation
On September 8, 2014, we announced that we will no longer proceed with the planned separation of FMC into two distinct public entities. At that time we announced the planned acquisition of Cheminova and divestiture of our FMC Alkali Chemicals division; see Note 3 within these condensed consolidated financial statements for more information. Business separation costs for the three and nine months ended September 30, 2014 of $6.8 million and $23.6 million, respectively represent charges associated with the separation activities through September 8, 2014. We do not expect to incur any additional charges beyond September 8, 2014. There were no charges for the three and nine months ended September 30, 2013.

Note 5: Goodwill and Intangible Assets
The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2014, are presented in the table below:

(in Millions)	FMC Agricultural Solutions	FMC Health and Nutrition	FMC Minerals	Total
Balance, December 31, 2013	$31.0	$358.4	$—	$389.4
Foreign currency adjustments	—	(20.4)	—	(20.4)
Balance, September 30, 2014	$31.0	$338.0	$—	$369.0

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Our intangible assets, other than goodwill, consist of the following:

	September 30, 2014			December 31, 2013
(in Millions)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets subject to amortization (finite-lived)
Customer relationships	$155.6	$(21.0)	$134.6	$159.3	$(15.2)	$144.1
Patents	1.8	(0.1)	1.7	0.4	—	0.4
Trademarks and trade names	1.3	(0.6)	0.7	1.3	(0.4)	0.9
Purchased and licensed technologies	75.0	(23.3)	51.7	75.6	(19.3)	56.3
Other intangibles	3.6	(2.4)	1.2	4.3	(2.8)	1.5
	$237.3	$(47.4)	$189.9	$240.9	$(37.7)	$203.2

Intangible assets not subject to amortization (indefinite life)
Trademarks and trade names	$64.5		$64.5	$67.0		$67.0
In-process research & development	2.1		2.1	2.1		2.1
	$66.6		$66.6	$69.1		$69.1
Total intangible assets	$303.9	$(47.4)	$256.5	$310.0	$(37.7)	$272.3
At September 30, 2014, the finite-lived and indefinite life intangibles were allocated among our business segments as follows:

(in Millions)	Finite-lived	Indefinite Life
FMC Agricultural Solutions	$103.0	$35.2
FMC Health and Nutrition	85.7	31.4
FMC Minerals	1.2	—
Total	$189.9	$66.6

Note 6: Inventories
Inventories consisted of the following:

(in Millions)	September 30, 2014	December 31, 2013
Finished goods	$321.7	$283.0
Work in process	265.9	276.7
Raw materials, supplies and other	339.3	297.8
First-in, first-out inventory	$926.9	$857.5
Less: Excess of first-in, first-out cost over last-in, first-out cost	(172.4)	(169.1)
Net inventories	$754.5	$688.4

Note 7: Property, Plant and Equipment
Property, plant and equipment consisted of the following:

(in Millions)	September 30, 2014	December 31, 2013
Property, plant and equipment	$2,739.5	$2,663.2
Accumulated depreciation	(1,456.2)	(1,414.9)
Property, plant and equipment, net	$1,283.3	$1,248.3

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 8: Restructuring and Other Charges (Income)
Our restructuring and other charges (income) are comprised of restructuring, asset disposals and other charges (income) as noted below:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2014	2013	2014	2013
Restructuring charges and asset disposals	$1.3	$0.5	$8.0	$12.2
Other charges (income), net	34.3	31.6	37.0	35.1
Total restructuring and other charges	$35.6	$32.1	$45.0	$47.3
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

	Restructuring Charges
(in Millions)	Severance and Employee Benefits (1)	Other Charges (Income) (2)	Asset Disposal Charges (3)	Total
Other Items	0.5	0.8	—	1.3
Three months ended September 30, 2014	$0.5	$0.8	$—	$1.3
Lithium Restructuring	(0.4)	0.8	—	0.4
Other Items	—	0.1	—	0.1
Three months ended September 30, 2013	$(0.4)	$0.9	$—	$0.5

Health and Nutrition Restructuring	5.8	—	—	5.8
Other Items	0.5	1.7	—	2.2
Nine months ended September 30, 2014	$6.3	$1.7	$—	$8.0
Lithium Restructuring	3.3	4.4	2.0	9.7
Other Items	1.8	0.7	—	2.5
Nine months ended September 30, 2013	$5.1	$5.1	$2.0	$12.2
____________________

(1)	Represents severance and employee benefit charges. Income represents adjustments to previously recorded severance and employee benefits.

(2)
Primarily represents costs associated with lease payments, contract terminations, and other miscellaneous exit costs. Other Income primarily represents favorable developments on previously recorded exit costs as well as recoveries associated with restructurings.

(3)
Primarily represents accelerated depreciation and impairment charges on long-lived assets, which were or are to be abandoned. To the extent incurred, the acceleration effect of re-estimating settlement dates and revised cost estimates associated with asset retirement obligations due to facility shutdowns are also included within the asset disposal charges, see Note 9.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Roll forward of restructuring reserves
The following table shows a roll forward of restructuring reserves, continuing and discontinued, that will result in cash spending. These amounts exclude asset retirement obligations, which are discussed in Note 9 within these condensed consolidated financial statements.

(in Millions)	Balance at 12/31/13 (4)	Change in reserves (2)	Cash payments	Other (3)	Balance at 9/30/14 (4)
Health and Nutrition Restructuring	$—	$5.8	$(4.6)	$—	$1.2
Lithium Restructuring	0.3	—	(0.1)	—	0.2
Other Workforce Related and Facility Shutdowns (1)	2.8	2.2	(1.9)	—	3.1
Restructuring activities related to discontinued operations (5)	3.0	4.5	(3.8)	(1.5)	2.2
Total	$6.1	$12.5	$(10.4)	$(1.5)	$6.7
____________________

(1)	Primarily severance costs related to workforce reductions and facility shutdowns noted in the “Other Items” sections above.

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

Other charges (income), net

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2014	2013	2014	2013
Environmental charges, net	$17.3	$1.0	$20.0	$3.0
Other, net	17.0	30.6	17.0	32.1
Other charges (income), net	$34.3	$31.6	$37.0	$35.1
Environmental charges, net
Environmental charges represent the net charges associated with environmental remediation at continuing operating sites. See Note 12 within these condensed consolidated financial statements for additional details.

Other, net
Our FMC Agricultural Solutions segment enters into collaboration and license agreements with various third-party companies for the purpose of obtaining certain technology and intellectual property rights relating to new compounds still under development. In most transactions the rights and technology obtained is referred to as in-process research and development and in accordance with GAAP, the amounts paid are expensed as incurred since they were acquired outside of a business combination.
During the three months ended September 30, 2014, we entered into one such transaction, consisting of an exclusive license, development and supply agreement for a novel crop protection product for agricultural use in the United States. During the three months ended September 30, 2013, we entered into three such transactions in our Agricultural Solutions segment, consisting of: exclusive license and supply arrangements for broad-spectrum crop protection products and an acquisition of certain intellectual property and other assets relating to biological products associated with our acquired assets of the Center for Agricultural and Environmental Biosolutions (CAEB). CAEB is based in Research Triangle Park, NC, and amounts acquired include CAEB’s robust library of microorganisms and a pipeline of biological products in various stages of development.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 9: Asset Retirement Obligations

(in Millions)
Balance at December 31, 2013	$22.7
Increase (decrease) to previously recorded ARO liability	0.1
Payments	(0.9)
Foreign currency translation adjustments	(1.7)
Transfer to environmental obligations (1)	(16.9)
Transfer to restructuring reserves (2)	(1.5)
Balance at September 30, 2014	$1.8
____________________

(1)
Based on events that occurred during the quarter ended September 30, 2014, the remaining activities associated with these obligations are primarily environmental remediation in nature and therefore transfer to an environmental obligation is more appropriate. Refer to Note 12 within these condensed consolidated financial statements for additional information.

(2)
The remaining activities associated with these obligations are related to restructuring activities and therefore transfer to a restructuring reserve is more appropriate based on events that occurred during the quarter ended September 30, 2014. Refer to Note 8 within these condensed consolidated financial statements for additional information.

A more complete description of our asset retirement obligations can be found in Note 8 to our 2013 consolidated financial statements in our 2013 10-K.

Note 10: Debt
Debt maturing within one year:

(in Millions)	September 30, 2014	December 31, 2013
Short-term foreign debt (1)	$22.0	$7.1
Commercial paper (2)	539.7	656.0
Total short-term debt	$561.7	$663.1
Current portion of long-term debt	18.7	34.7
Short-term debt and current portion of long-term debt	$580.4	$697.8
____________________

(1)
We often provide parent-company guarantees to lending institutions that extend credit to our foreign consolidated subsidiaries. Since these guarantees are provided to consolidated subsidiaries the consolidated financial position is not affected by the issuance of these guarantees.

(2)	At September 30, 2014, the average effective interest rate on the borrowings was 0.33%.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Long-term debt:

(in Millions)	September 30, 2014
	Interest Rate Percentage	Maturity Date	September 30, 2014	December 31, 2013
Pollution control and industrial revenue bonds (less unamortized discounts of $0.2 and $0.2, respectively)	0.2-6.5%	2014-2035	$158.0	$174.0
Senior notes (less unamortized discount of $2.0 and $2.2, respectively)	3.95-5.2%	2019-2024	998.0	997.8
Credit facility (1)	2.5%	2017	—	—
Foreign debt	0-9.3%	2014-2024	14.6	17.0
Total long-term debt			$1,170.6	$1,188.8
Less: debt maturing within one year			18.7	34.7
Total long-term debt, less current portion			$1,151.9	$1,154.1
____________________

(1)
Letters of credit outstanding under our credit facility totaled $93.2 million and available funds under this facility were $867.1 million at September 30, 2014 (which reflects borrowings under our commercial paper program).

Covenants
Among other restrictions, our credit facility contains financial covenants applicable to FMC and its consolidated subsidiaries related to leverage (measured as the ratio of debt to adjusted earnings) and interest coverage (measured as the ratio of adjusted earnings to interest expense). Our actual leverage for the four consecutive quarters ended September 30, 2014 was 2.6, which is below the maximum leverage of 3.5. Our actual interest coverage for the four consecutive quarters ended September 30, 2014 was 14.3, which is above the minimum interest coverage of 3.5. We were in compliance with all covenants at September 30, 2014.

Subsequent events:
Term Loan Facility
On October 10, 2014, we entered into a term loan agreement (the “Term Loan Agreement”), that provides for a senior unsecured term loan facility of up to $2 billion (the “Term Loan Facility”) to consummate the acquisition of Cheminova (the "Acquisition"). The Term Loan Facility is a senior unsecured obligation that ranks equally with our other senior unsecured obligations. The proceeds of the loans to be made pursuant to the Term Loan Facility will be available in one or more drawings on the closing date of the Term Loan Facility, which will be substantially concurrent with the closing of the Acquisition. The scheduled maturity of the Term Loan Facility is on the fifth anniversary of this closing date. The proceeds will be used to finance the Acquisition as well as to pay fees and expenses incurred in connection with the Acquisition and the other transactions contemplated by or related to the Acquisition or the Term Loan Facility.
Loans under the Term Loan Agreement will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant interest period, plus in each case an applicable margin, as determined in accordance with the provisions of the Term Loan Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citibank, N.A. in New York, New York from time to time as its “base rate”; the federal funds effective rate plus 0.50 percent of one percent; and the Eurocurrency rate for a one-month period plus one percent.
We are required to pay a commitment fee on the average daily unused amount from October 10, 2014 until the date on which all commitments are terminated, payable quarterly, at a rate per annum equal to an applicable percentage in effect from time to time for commitment fees. The initial commitment fee is 0.125 percent per annum. The applicable margin and the commitment fee are subject to adjustment as provided in the Term Loan Agreement.
The Term Loan Agreement contains financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio. Fees incurred to secure the Term Loan Facility have been deferred and will be amortized over the term of the arrangement.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Revolving Credit Facility
On October 10, 2014 we entered into an amended and restated credit agreement (the "Revolving Credit Agreement"). The unsecured Revolving Credit Agreement provides for a $1.5 billion revolving credit facility, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $2.25 billion (the "Revolving Credit Facility"). The current termination date of the Revolving Credit Facility is October 10, 2019.
Revolving loans under the Revolving Credit Facility will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant interest period, plus, in each case, an applicable margin, as determined in accordance with the provisions of the Revolving Credit Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citibank, N.A. in New York, New York from time to time as its “base rate”; the federal funds effective rate plus 0.50 percent of one percent; and the Eurocurrency rate for a one-month period plus one percent. We are also required to pay a facility fee on the average daily amount (whether used or unused) at a rate per annum equal to an applicable percentage in effect from time to time for the facility fee, as determined in accordance with the provisions of the Revolving Credit Agreement. The initial facility fee is 0.125 percent per annum. The applicable margin and the facility fee are subject to adjustment as provided in the Revolving Credit Agreement.
The Revolving Credit Agreement contains customary financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio. The financial covenant levels have been amended in order to permit the debt incurred under the contemplated Term Loan Facility discussed above along with certain other changes to permit the Acquisition and the planned divestiture of our FMC Alkali Chemicals division.
Fees incurred to secure the Revolving Credit Facility have been deferred and will be amortized over the term of the arrangement.

Note 11: Discontinued Operations
FMC Peroxygens:
On February 28, 2014, we completed the sale of our FMC Peroxygens business for $199.1 million in cash to One Equity Partners (OEP), the private investment arm of J.P. Morgan Chase & Co. The sale resulted in approximately $193.0 million in after-tax proceeds and an additional pre-tax loss of $10.1 million ($39.0 million after-tax) for the nine months ended September 30, 2014. The loss (net of tax) of $39.0 million was driven by the allocation of the $199.1 million of proceeds which was agreed to between us and OEP on February 28, 2014. The majority of the proceeds were allocated to higher taxing jurisdictions (i.e. United States) which resulted in tax expense within those jurisdictions, that were not offset by tax benefits from other taxing jurisdictions. We did not benefit the tax losses produced in those other taxing jurisdictions, as we do not expect the losses produced in those jurisdictions to be recoverable. The loss was recorded in discontinued operations, net of income taxes in our condensed consolidated income statements for the nine months ended September 30, 2014.
The results of our discontinued FMC Peroxygens operations are summarized below:

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenue	$—	$81.8	$55.5	$244.8

(Loss) income from discontinued operations before income taxes (1)	—	(59.3)	(10.7)	(53.5)
Provision (Benefit) for income taxes	—	(11.7)	29.3	(8.4)
Total discontinued operations of FMC Peroxygens, net of income taxes	$—	$(47.6)	$(40.0)	$(45.1)
____________________

(1)
Includes allocated interest expense of zero and $0.8 million for the three and nine months ended September 30, 2014, respectively and $1.1 million and $3.5 million for the three and nine months ended September 30, 2013, respectively. Interest was allocated in accordance with relevant discontinued operations accounting guidance. Interest expense allocated in 2014 was prior to the completed sale. Income from discontinued operations before income taxes for the nine months ended September 30, 2014 includes the pre-tax loss of $10.1 million discussed in the preceding paragraph.

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

(2)
Excludes the net cumulative translation adjustment (CTA) losses of our foreign FMC Peroxygens operations. See Note 15 within these condensed consolidated financial statements for the CTA loss recognized upon the divestiture of FMC Peroxygens.

In addition to our discontinued FMC Peroxygens business our other discontinued operations include adjustments to retained liabilities. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities.
Our discontinued operations comprised the following:

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Adjustment for workers’ compensation, product liability, and other postretirement benefits, net of income tax benefit of zero for the three and $0.6 nine months ended 2014 and zero and $0.1 for the three and nine months ended 2013, respectively	$(0.1)	$0.2	$(1.2)	$0.3
Provision for environmental liabilities, net of recoveries, net of income tax benefit of $3.2 and $10.3 for the three and nine months ended 2014 and $1.2 and $3.7 for the three and nine months ended 2013, respectively (1)	(14.3)	(2.0)	(26.6)	(6.1)
Provision for legal reserves and expenses, net of recoveries, net of income tax benefit of $2.1 and $6.6 for the three and nine months ended 2014 and $2.7 and $2.3 for the three and nine months ended 2013, respectively	(3.6)	(4.4)	(11.2)	(3.7)
Provision for restructuring charges, net of income tax benefit of ($0.1) and $0.2 for the three and nine months ended 2014 and $0.1 and $0.4 for the three and nine months ended 2013, respectively (2)	(2.5)	(2.8)	(4.2)	(3.7)
Discontinued operations of FMC Peroxygens, net of income tax benefit (expense) of zero and ($29.3) for the three and nine months ended 2014 and $11.7 and $8.4 for the three and nine months ended 2013, respectively	—	(47.6)	(40.0)	(45.1)
Discontinued operations, net of income taxes	$(20.5)	$(56.6)	$(83.2)	$(58.3)
____________________

(1)
See a roll forward of our environmental reserves as well as discussion on significant environmental issues that occurred during the 2014 in Note 12 within these condensed consolidated financial statements.

(2)	See roll forward of our restructuring reserves in Note 8 within these condensed consolidated financial statements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 12: Environmental Obligations
We have reserves for potential environmental obligations which management considers probable and for which a reasonable estimate of the obligation could be made. Accordingly, we have reserves of $269.0 million and $225.7 million, excluding recoveries, at September 30, 2014 and December 31, 2013, respectively.
The estimated reasonably possible environmental loss contingencies, net of expected recoveries, exceed amounts accrued by approximately $170 million at September 30, 2014. This reasonably possible estimate is based upon information available as of the date of the filing, but the actual future losses may be higher given the uncertainties regarding the status of laws, regulations, enforcement policies, the impact of potentially responsible parties, technology and information related to individual sites. Potential environmental obligations that have not been reserved may be material to any one quarter's or year's results of operations in the future. However, we believe any such liability arising from such potential environmental obligations is not likely to have a material adverse effect on our liquidity or financial condition as it may be satisfied over many years.
The table below is a roll forward of our total environmental reserves, continuing and discontinued:

(in Millions)	Operating and Discontinued Sites Total
Total environmental reserves, net of recoveries at December 31, 2013	$204.7
Provision	62.1
Spending, net of recoveries	(26.3)
Transfer from asset retirement obligations (1)	16.9
Net change	52.7
Total environmental reserves, net of recoveries at September 30, 2014	257.4
Environmental reserves, current, net of recoveries (2)	40.8
Environmental reserves, long-term continuing and discontinued, net of recoveries (3)	216.6
Total environmental reserves, net of recoveries at September 30, 2014	$257.4
____________________

(1)
Based on events that occurred during the quarter ended September 30, 2014, the remaining activities associated with these obligations are primarily environmental remediation in nature and therefore transfer to an environmental obligation is more appropriate.

(2)	“Current” includes only those reserves related to continuing operations. These amounts are included within "Accrued and other liabilities" on the condensed consolidated balance sheets.

(3)	These amounts are included in “Environmental liabilities, continuing and discontinued” on the condensed consolidated balance sheets.
At September 30, 2014 and December 31, 2013, we have recorded recoveries representing probable realization of claims against U.S. government agencies, insurance carriers and other third parties. Recoveries are recorded as either an offset to the “Environmental liabilities, continuing and discontinued” or as “Other assets” in the condensed consolidated balance sheets. The table below is a roll forward of our total recorded recoveries from December 31, 2013 to September 30, 2014:

(in Millions)	12/31/2013	Increase in Recoveries	Cash Received	9/30/2014
Environmental liabilities, continuing and discontinued	$21.0	$0.9	$(10.3)	$11.6
Other assets	35.5	5.3	(10.4)	30.4
Total	$56.5	$6.2	$(20.7)	$42.0

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Our net environmental provisions relate to costs for the continued cleanup of both operating sites and for certain discontinued manufacturing operations from previous years. The net provisions are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2014	2013	2014	2013
Continuing operations (1)	$17.3	$1.0	$20.0	$3.0
Discontinued operations (2)	17.5	3.2	36.9	9.7
Net environmental provision	$34.8	$4.2	$56.9	$12.7
____________________

(1)	Recorded as a component of “Restructuring and other charges (income)” on our condensed consolidated statements of income. See Note 8 within these condensed consolidated financial statements.

(2)	Recorded as a component of “Discontinued operations, net of income taxes" on our condensed consolidated statements of income. See Note 11 within these condensed consolidated financial statements.

The net environmental provisions recorded during the periods below impacted the following condensed consolidated balance sheet captions:

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2014	2013	2014	2013
Environmental reserves (1)	$34.8	$4.2	$62.1	$14.5
Other assets (2)	—	—	(5.2)	(1.8)
Net environmental provision	$34.8	$4.2	$56.9	$12.7
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
The finding by the Shoshone-Bannock Tribal Appellate Court in May 2014 does not impact our reserves for the period ended September 30, 2014. Having now exhausted the Tribal administrative and judicial process, we intend to file an action in the United States District Court seeking declaratory and injunctive relief on the grounds that the Tribes lacked jurisdiction over us.
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
In order to negotiate with the NYSDEC with respect to the FSOB, we entered into a tolling agreement with the NYSDEC. The tolling agreement serves as a “standstill” agreement to the FSOB so that time spent negotiating with the NYSDEC does not go against the statute of limitations under the FSOB. The tolling agreement expired on April 30, 2014. We were not able to reach an agreement with the NYSDEC; thus, on May 1, 2014, we submitted a Notice of Dispute to the United States Environmental Protection Agency ("EPA") seeking review of the remedy chosen by the NYSDEC. On May 30, 2014, 30 days after the tolling period expired, we filed an action in the Supreme Court of New York formally challenging the NYSDEC’s FSOB. In that lawsuit, we are contending

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

that NYSDEC breached the 1991 AOC by not following the procedures set forth in the AOC for remedy selection. On June 3, 2014, we received a letter from EPA (dated May 22, 2014) declining to review the Notice of Dispute. On June 20, 2014, we filed an action in the United States District Court for the Western District of New York seeking a declaratory judgment that the EPA is obligated under the 1991 AOC to hear the dispute.
The amount of the reserve for this site is $39.8 million at September 30, 2014 and $41.7 million at December 31, 2013. Our reserve continues to include the estimated liability for clean-up to reflect the costs associated with our recommended CMA. Our estimated reasonably possible environmental loss contingencies exposure reflects the additional cost of the CMA proposed in the FSOB.

Note 13: Earnings Per Share
Earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period on a basic and diluted basis.
Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and restricted stock units. Diluted earnings per share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. There were 267,000 and 371,000 potential common shares excluded from Diluted EPS for the three and nine months ended September 30, 2014. There were no potential common shares excluded from Diluted EPS for the three and nine months ended September 30, 2013.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Earnings applicable to common stock and common stock shares used in the calculation of basic and diluted earnings per share are as follows:

(in Millions, Except Share and Per Share Data)	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Earnings (loss) attributable to FMC stockholders:
Continuing operations, net of income taxes	$76.8	$74.5	$314.2	$325.1
Discontinued operations, net of income taxes	(20.5)	(56.6)	(83.2)	(58.3)
Net income attributable to FMC stockholders	$56.3	$17.9	$231.0	$266.8
Less: Distributed and undistributed earnings allocable to restricted award holders	(0.2)	(0.2)	(0.6)	(1.1)
Net income allocable to common stockholders	$56.1	$17.7	$230.4	$265.7

Basic earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.57	$0.55	$2.35	$2.39
Discontinued operations	(0.15)	(0.42)	(0.62)	(0.43)
Net income attributable to FMC stockholders	$0.42	$0.13	$1.73	$1.96

Diluted earnings (loss) per common share attributable to FMC stockholders:
Continuing operations	$0.57	$0.55	$2.34	$2.38
Discontinued operations	(0.15)	(0.42)	(0.62)	(0.43)
Net income attributable to FMC stockholders	$0.42	$0.13	$1.72	$1.95

Shares (in thousands):
Weighted average number of shares of common stock outstanding - Basic	133,409	134,146	133,288	135,779
Weighted average additional shares assuming conversion of potential common shares	936	816	997	921
Shares – diluted basis	134,345	134,962	134,285	136,700

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 14: Equity
Refer to the table below for a reconciliation of equity, equity attributable to the parent, and equity attributable to noncontrolling interest:

(in Millions, Except Per Share Data)	FMC Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at December 31, 2013	$1,519.8	$52.3	$1,572.1
Net income	231.0	12.8	243.8
Stock compensation plans	18.9	—	18.9
Excess tax benefits from share-based compensation	4.4	—	4.4
Shares for benefit plan trust	0.9	—	0.9
Net pension and other benefit actuarial gains/(losses) and prior service costs, net of income tax (1)	18.1	—	18.1
Net hedging gains/(losses) and other, net of income tax (1)	7.2	—	7.2
Foreign currency translation adjustments (1)	12.7	(1.0)	11.7
Dividends ($0.45 per share)	(60.0)	—	(60.0)
Repurchases of common stock	(4.3)	—	(4.3)
Net distributions and other activities with noncontrolling interests	(25.5)	(3.0)	(28.5)
Balance at September 30, 2014	$1,723.2	$61.1	$1,784.3
____________________
(1)See condensed consolidated statements of comprehensive income.

Dividends and Share Repurchases
For the nine months ended September 30, 2014 and 2013, we paid $58.1 million and $55.6 million, respectively, in dividends declared in previous periods. On October 16, 2014, we paid dividends totaling $20.1 million to our shareholders of record as of September 30, 2014. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of September 30, 2014.
During the nine months ended September 30, 2014, we did not repurchase any shares under the publicly announced repurchase program. At September 30, 2014, $250.0 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.
Subsequent events:
Noncontrolling interest purchase
In October 2014 we purchased the remaining 6.25 percent ownership interest from the last remaining non-controlling interest holder in a legal entity within our FMC Alkali Chemicals division, which increased our ownership from 93.75 percent to 100 percent. In the nine months ended September 30, 2014, $21.4 million was paid to the minority shareholder which is classified as financing within our Condensed Consolidated Statements of Cash Flow. An additional $77.1 million was paid in October 2014.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 15: Reclassifications of Accumulated Other Comprehensive Income

The table below provides details about the reclassifications from Accumulated Other Comprehensive Income and the affected line items in the condensed consolidated statements of income for each of the periods presented.

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income (1)				Affected Line Item in the Condensed Consolidated Statements of Income
	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2014	2013	2014	2013

Foreign currency translation adjustments:
Divestiture of FMC Peroxygens (3)	$—	$—	$(49.6)	$—	Discontinued operations, net of income taxes

Derivative instruments:
Foreign currency contracts	$(0.2)	$0.3	$(3.5)	$0.7	Costs of sales and services
Energy contracts	(0.2)	(0.4)	1.3	(0.2)	Costs of sales and services
Foreign currency contracts	0.9	(1.5)	(0.5)	1.1	Selling, general and administrative expenses
Other contracts	—	—	—	(0.1)	Interest expense, net
Total before tax	$0.5	$(1.6)	$(2.7)	$1.5
	(0.2)	0.4	0.8	(0.6)	Provision for income taxes
Amount included in net income	$0.3	$(1.2)	$(1.9)	$0.9

Pension and other postretirement benefits (2):
Amortization of prior service costs	$(0.4)	$(0.5)	$(1.3)	$(1.5)	Selling, general and administrative expenses
Amortization of unrecognized net actuarial and other gains (losses)	(7.3)	(2.7)	(22.4)	(36.2)	Selling, general and administrative expenses
Recognized loss due to settlement	(0.5)	(7.1)	(4.1)	(7.1)	Selling, general and administrative expenses
Total before tax	$(8.2)	$(10.3)	$(27.8)	$(44.8)
	3.0	4.1	9.9	17.1	Provision for income taxes
Amount included in net income	$(5.2)	$(6.2)	$(17.9)	$(27.7)

Total reclassifications for the period	$(4.9)	$(7.4)	$(19.8)	$(26.8)	Amount included in net income
____________________

(1)	Amounts in parentheses indicate charges to the condensed consolidated statements of income.

(2)
Pension and other postretirement benefits amounts include the impact from both continuing and discontinued operations. For detail on the continuing operations components of pension and other postretirement benefits, see Note 16 within these condensed consolidated financial statements.

(3)
The reclassification of historical cumulative translation adjustments was the result of the divestiture of our FMC Peroxygens business. The loss recognized from this reclassification is considered permanent for tax purposes and therefore no tax has been provided. See Note 11 within these condensed consolidated financial statements for more information. In accordance with accounting guidance, this amount was previously factored into the lower of cost or fair value test associated with the 2013 Peroxygens' asset held for sale write-down charges.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 16: Pensions and Other Postretirement Benefits
The following table summarizes the components of continuing net annual benefit cost (income):

(in Millions)	Three Months Ended September 30				Nine Months Ended September 30
	Pensions		Other Benefits		Pensions		Other Benefits
	2014	2013	2014	2013	2014	2013	2014	2013
Components of net annual benefit cost (income):
Service cost	$3.2	$5.8	$0.1	$—	$13.0	$16.6	$0.1	$—
Interest cost	15.7	14.3	0.2	0.2	46.7	42.3	0.8	0.8
Expected return on plan assets	(21.6)	(19.1)	—	—	(64.8)	(57.5)	—	—
Amortization of prior service cost (credit)	0.4	0.6	—	—	1.3	1.7	—	—
Recognized net actuarial and other (gain) loss	7.1	3.8	(0.4)	(0.6)	22.8	38.8	(1.2)	(1.5)
Recognized loss due to settlement (1)	0.5	7.1	—	—	4.1	7.1	—	—
Net periodic benefit cost from continuing operations	$5.3	$12.5	$(0.1)	$(0.4)	$23.1	$49.0	$(0.3)	$(0.7)
____________________

(1)	Settlement charge is associated with the acceleration of previously deferred pension actuarial losses and was triggered by a lump-sum payout to certain former executives.
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan (U.S. Plan), we have made voluntary contributions through September 30, 2014 and 2013 of $50.0 million and $40.0 million, respectively. We do not expect to make any further voluntary cash contributions to our U.S. defined benefit pension plan during 2014.

Note 17: Income Taxes
Provision for income taxes was $7.4 million resulting in an effective tax rate of 8.4 percent compared to a provision of $32.0 million resulting in an effective tax rate of 29.5 percent for the three months ended September 30, 2014 and 2013, respectively. The primary drivers for the decreased effective tax rate in 2014 compared to 2013 are provided in the tables below. Excluding the items listed below the effective rate is 22.3 percent compared to 23.0 percent for the three months ended September 30, 2014 and 2013, respectively. The fluctuation in the effective tax rate, excluding the items listed below between current year and prior year is primarily the result of the change in the mix of domestic income compared to income earned outside of the U.S. Earnings from our domestic operations are generally taxed at a higher tax rate than that of our foreign operations.

	Three Months Ended September 30
	2014			2013
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate % Impact	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate % Impact
Select discrete tax items:
Business separation costs (1)	$(6.8)	$(2.5)		$—	$—
Acquisition/divestiture related charges (2)	(37.5)	(11.8)		(6.7)	(1.9)
Tax only discrete items (3)		(7.8)			7.4
Total tax benefit of items above	$(44.3)	$(22.1)	13.9%	$(6.7)	$5.5	(6.5)%
____________________

(1)	Charges associated with the previously planned separation of FMC; see Note 20 within these condensed consolidated financial statements for more information.

(2)
Charges associated with the planned acquisition of Cheminova and divestiture of our FMC Alkali Chemicals division; see Note 20 within these condensed consolidated financial statements for more information.

(3)
Represents the tax effect of currency remeasurement associated with our foreign operations that in accordance with GAAP income tax accounting guidance shall be treated discretely for tax purposes. Amounts also include revisions to our tax liabilities associated with prior year tax matters. The tax charges in 2013 were associated with the sale of our discontinued FMC Peroxygens business as well as revisions to our tax liabilities associated with prior year tax matters.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Provision for income taxes was $88.2 million resulting in an effective tax rate of 21.2 percent compared to a provision of $113.1 million resulting in an effective tax rate of 25.3 percent for the nine months ended September 30, 2014 and 2013, respectively. The primary drivers for the decreased effective tax rate in 2014 compared to 2013 are provided in the tables below. Excluding the items listed below the effective rate is 24.3 percent compared to 23.3 percent for the nine months ended September 30, 2014 and 2013, respectively. The fluctuation in the effective tax rate, excluding the items listed below between current year and prior year is consistent with the three months discussion above.

	Nine Months Ended September 30
	2014			2013
(in Millions)	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate % Impact	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate % Impact
Select discrete tax items:
Business separation costs (1)	$(23.6)	$(8.7)		$—	$—
Acquisition/divestiture related charges (2)	(41.7)	(12.9)		(6.7)	(1.9)
Tax only discrete items (3)		(6.8)			9.1
Total tax benefit of items above	$(65.3)	$(28.4)	3.1%	$(6.7)	$7.2	(2.0)%
____________________

(1)	Charges associated with the previously planned separation of FMC; see Note 20 within these condensed consolidated financial statements for more information.

(2)
Charges associated with the planned acquisition of Cheminova and divestiture of our FMC Alkali Chemicals division; see Note 20 within these condensed consolidated financial statements for more information.

(3)
Represents the tax effect of currency remeasurement associated with our foreign operations that in accordance with GAAP income tax accounting guidance shall be treated discretely for tax purposes. Amounts also include revisions to our tax liabilities associated with prior year tax matters. The tax charges in 2013 were associated with the sale of our discontinued FMC Peroxygens business as well as revisions to our tax liabilities associated with prior year tax matters.

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

The estimated fair value of the financial instruments in the above table have been determined using standard pricing models which take into account the present value of expected future cash flows discounted to the balance sheet date. These standard pricing models utilize inputs derived from or corroborated by observable market data such as interest rate yield curves and currency and commodity spot and forward rates. In addition, we test a subset of our valuations against valuations received from the transaction's counterparty to validate the accuracy of our standard pricing models. Accordingly, the estimates presented may not be indicative of the amounts that we would realize in a market exchange at settlement date and do not represent potential gains or losses on these agreements. The estimated fair values of foreign exchange forward contracts and commodity forward and option contracts are included in the tables within this Note. The estimated fair value of debt is $1,830.7 million and $1,895.8 million and the carrying amount is $1,732.3 million and $1,851.9 million as of September 30, 2014 and December 31, 2013, respectively.
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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

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
As of September 30, 2014, we had open foreign currency forward contracts in AOCI in a net after tax gain position of $2.7 million designated as cash flow hedges of underlying forecasted sales and purchases. Current open contracts hedge forecasted transactions until December 31, 2015. At September 30, 2014, we had open forward contracts designated as cash flow hedges with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $496.2 million.
As of September 30, 2014, we had current open commodity contracts in AOCI in a net after tax gain position of $0.4 million designated as cash flow hedges of underlying forecasted purchases, primarily related to natural gas. Current open commodity contracts hedge forecasted transactions until December 31, 2015. At September 30, 2014, we had an equivalent of 6.2 million mmBTUs (millions of British Thermal Units) in aggregate notional volume of outstanding natural gas commodity forward contracts to hedge forecasted purchases.
Of the $3.1 million of net gains after-tax, representing both open foreign currency exchange contracts and commodity contracts, approximately $3.0 million of these gains would be realized in earnings during the twelve months ending September 30, 2015 and $0.1 million of net gains will be realized subsequent to September 30, 2015, if spot rates in the future are consistent with forward rates as of September 30, 2014. The actual effect on earnings will be dependent on the actual spot rates when the forecasted transactions occur. We recognize derivative gains and losses in the “Costs of sales and services” line in the condensed consolidated statements of income.

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
We had open forward contracts not designated as cash flow hedging instruments for accounting purposes with various expiration dates to buy, sell or exchange foreign currencies with a U.S. dollar equivalent of approximately $2,609.7 million at September 30, 2014. We held an immaterial amount of bushels, in aggregate notional volume of outstanding soybean contracts, to hedge outstanding barter contracts at September 30, 2014.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Fair Value of Derivative Instruments
The following tables provide the gross fair value and net balance sheet presentation of our derivative instruments.

	September 30, 2014
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$13.2	$20.0	$33.2	$(4.0)	$29.2
Energy contracts	1.8	—	1.8	(0.4)	1.4
Total derivative assets (1)	$15.0	$20.0	$35.0	$(4.4)	$30.6

Foreign exchange contracts	$(8.8)	$(21.3)	$(30.1)	$4.0	$(26.1)
Energy contracts	(1.2)	—	(1.2)	0.4	(0.8)
Total derivative liabilities (2)	$(10.0)	$(21.3)	$(31.3)	$4.4	$(26.9)

Net derivative assets/(liabilities)	$5.0	$(1.3)	$3.7	$—	$3.7

	December 31, 2013
	Gross Amount of Derivatives
(in Millions)	Designated as Cash Flow Hedges	Not Designated as Hedging Instruments	Total Gross Amounts	Gross Amounts Offset in the Consolidated Balance Sheet (3)	Net Amounts
Derivatives
Foreign exchange contracts	$6.3	$5.5	$11.8	$(6.7)	$5.1
Energy contracts	0.7	—	0.7	(0.2)	0.5
Total derivative assets (1)	$7.0	$5.5	$12.5	$(6.9)	$5.6

Foreign exchange contracts	$(17.7)	$(0.6)	$(18.3)	$6.7	$(11.6)
Energy contracts	(0.6)	—	(0.6)	0.2	(0.4)
Total derivative liabilities (2)	$(18.3)	$(0.6)	$(18.9)	$6.9	$(12.0)

Net derivative assets/(liabilities)	$(11.3)	$4.9	$(6.4)	$—	$(6.4)
____________________

(1)	Net balance is included in “Prepaid and other current assets” in the condensed consolidated balance sheets.

(2)	Net balance is included in “Accrued and other liabilities” in the condensed consolidated balance sheets.

(3)	Represents net derivatives positions subject to master netting arrangements.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

The tables below summarizes the gains or losses related to our cash flow hedges and derivatives not designated as hedging instruments.

Derivatives in Cash Flow Hedging Relationships

	Three Months Ended September 30
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Unrealized hedging gains (losses) and other, net of tax	$1.0	$(0.9)	$(0.2)	$—	$—	$—	$0.8	$(0.9)
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion	(0.4)	0.7	0.1	0.3	—	0.2	(0.3)	1.2
Total derivative instrument impact on comprehensive income	$0.6	$(0.2)	$(0.1)	$0.3	$—	$0.2	$0.5	$0.3

	Nine Months Ended September 30
	Contracts
	Foreign Exchange		Energy		Other		Total
(in Millions)	2014	2013	2014	2013	2014	2013	2014	2013
Unrealized hedging gains (losses) and other, net of tax	$4.1	$(4.1)	$1.2	$—	$—	$—	$5.3	$(4.1)
Reclassification of deferred hedging (gains) losses, net of tax (1)
Effective portion	2.8	(1.2)	(0.9)	0.2	—	0.1	1.9	(0.9)
Total derivative instrument impact on comprehensive income	$6.9	$(5.3)	$0.3	$0.2	$—	$0.1	$7.2	$(5.0)
___________________

(1)	See Note 15 within these condensed consolidated financial statements for classification of amounts within the condensed consolidated statements of income.

Derivatives Not Designated as Hedging Instruments

	Location of Gain or (Loss) Recognized in Income on Hedged Items	Amount of Pre-tax Gain or (Loss) Recognized in Income on Hedged Items (1)
		Three Months Ended September 30		Nine Months Ended September 30
(in Millions)		2014	2013	2014	2013
Foreign exchange contracts
	Cost of sales and services	$(7.6)	$8.8	$(6.3)	$6.3
	Selling, general & administrative (2)	(21.2)	—	(21.2)	—
Total		$(28.8)	$8.8	$(27.5)	$6.3
___________________

(1)	Amounts in the columns represent the gain or loss on the derivative instrument offset by the gain or loss on the hedged item.

(2)	Charges represent an unrealized loss on hedging the purchase price of the planned Cheminova acquisition. See Note 3 within these condensed consolidated financial statements more information.

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

Recurring Fair Value Measurements
The following tables present our fair-value hierarchy for those assets and liabilities measured at fair-value on a recurring basis in our condensed consolidated balance sheets. During the periods presented there were no transfers between fair-value hierarchy levels.

(in Millions)	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives – Commodities (1):
Energy contracts	$1.4	$—	$1.4	$—
Derivatives – Foreign exchange (1)	29.2	—	29.2	—
Other (2)	30.3	30.3	—	—
Total assets	$60.9	$30.3	$30.6	$—

Liabilities
Derivatives – Commodities (1):
Energy contracts	$0.8	$—	$0.8	$—
Derivatives – Foreign exchange (1)	26.1	—	26.1	—
Other (3)	33.2	32.5	0.7	—
Total liabilities	$60.1	$32.5	$27.6	$—
 ____________________

(1)	See the Fair Value of Derivative Instruments table within this Note for classifications on our condensed consolidated balance sheet.

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

Nonrecurring Fair Value Measurements
There were no nonrecurring fair value measurements as of September 30, 2014.
The following table presents our fair value hierarchy for those assets and liabilities measured at fair value on a non-recurring basis in our condensed consolidated balance sheet as of December 31, 2013.

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

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Guarantees and Other Commitments
The following table provides the estimated undiscounted amount of potential future payments for each major group of guarantees at September 30, 2014. These guarantees arise during the ordinary course of business from relationships with customers and nonconsolidated affiliates. Non-performance by the guaranteed party triggers the obligation requiring us to make payments to the beneficiary of the guarantee. Based on our experience these types guarantees have not had a material effect on our consolidated financial position or on our liquidity. Our expectation is that future payment or performance related to the non-performance of others is considered unlikely.

(in Millions)
Guarantees:
Guarantees of vendor financing (1)	$53.3
Debt guarantees (2)	66.5
Total	$119.8
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
Canadian antitrust actions. In 2005, after public disclosures of the U.S. federal grand jury investigation into the hydrogen peroxide industry (which resulted in no charges brought against us) and the filing of various class actions in U.S. federal and state courts, which have all been settled, putative class actions against us and five other major hydrogen peroxide producers were filed in provincial courts in Ontario, Quebec and British Columbia under the laws of Canada. The other five defendants have settled these claims for a total of approximately $20.6 million. On September 28, 2009, the Ontario Superior Court of Justice certified a class of direct and indirect purchasers of hydrogen peroxide from 1994 to 2005. Our motion for leave to

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

appeal the class certification decision was denied in June 2010. The case was largely dormant while the Canadian Supreme Court (the "Court") considered, in different litigation, whether indirect purchasers may recover overcharges in antitrust actions. In October 2013 the Court ruled that such recovery is permissible. Despite this ruling, the plaintiffs have now moved to dismiss certain downstream purchasers from the case and to reduce the class period to November 1, 1998 through December 31, 2003 - thereby eliminating six of the eleven years of the originally certified class period. The court has not yet ruled on this motion. Since the proceedings are in the preliminary stages with respect to the merits, we are unable to develop a reasonable estimate of our potential exposure of loss at this time. We intend to vigorously defend these matters.
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
See Note 12 within these condensed consolidated financial statements for legal proceedings associated with our environmental contingencies.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

Note 20: Segment Information

(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenue
FMC Agricultural Solutions	$548.8	$530.2	$1,546.9	$1,468.0
FMC Health and Nutrition	203.1	190.4	636.4	572.2
FMC Minerals	264.0	237.8	762.2	706.8
Eliminations	—	(1.0)	—	(2.9)
Total	$1,015.9	$957.4	$2,945.5	$2,744.1
Income from continuing operations before income taxes
FMC Agricultural Solutions	$116.7	$114.2	$367.5	$402.2
FMC Health and Nutrition	43.7	41.1	143.7	129.1
FMC Minerals	39.2	27.7	118.8	92.1
Eliminations	—	(0.1)	—	(0.3)
Segment operating profit	$199.6	$182.9	630.0	623.1
Corporate and other	(15.3)	(20.1)	(52.4)	(60.2)
Operating profit before the items listed below	$184.3	$162.8	$577.6	$562.9
Interest expense, net	(14.9)	(9.8)	(43.7)	(31.4)
Restructuring and other (charges) income (1)	(35.6)	(32.1)	(45.0)	(47.3)
Non-operating pension and postretirement (charges) income (2)	(1.5)	(5.7)	(8.4)	(30.0)
Business separation costs (3)	(6.8)	—	(23.6)	—
Acquisition/divestiture related charges (4)	(37.5)	(6.7)	(41.7)	(6.7)
Provision for income taxes	(7.4)	(32.0)	(88.2)	(113.1)
Discontinued operations, net of income taxes	(20.5)	(56.6)	(83.2)	(58.3)
Net income attributable to noncontrolling interests	$(3.8)	$(2.0)	$(12.8)	$(9.3)
Net income attributable to FMC stockholders	$56.3	$17.9	$231.0	$266.8
_________________________________________

(1)
See Note 8 within these condensed consolidated financial statements for details of restructuring and other charges (income). Amounts for the three months ended September 30, 2014, relate to FMC Agricultural Solutions of $17.0 million, FMC Minerals of $0.1 million and Corporate of $18.5 million. Amounts for the three months ended September 30, 2013, relate to FMC Agricultural Solutions of $30.7 million, FMC Health and Nutrition of $0.1 million, FMC Minerals of $0.3 million and Corporate of $1.0 million. Amounts for the nine months ended September 30, 2014, relate to FMC Agricultural Solutions of $17.0 million, FMC Health and Nutrition of $5.9 million, FMC Minerals of $0.1 million and Corporate of $22.0 million. Amounts for the nine months ended September 30, 2013, relate to FMC Agricultural Solutions of $32.6 million, FMC Health and Nutrition of $0.8 million, FMC Minerals of $9.6 million and Corporate of $4.3 million.

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

(3)
Charges are associated with the previously planned separation of our FMC Corporation into two independent public companies. See Note 4 within these condensed consolidated financial statements for more detail on the business separation costs. These charges are included within "Business separation costs" on our condensed consolidated income statement. These costs were primarily related to professional fees associated with separation activities within the finance and legal functions.

FMC CORPORATION
Notes to Condensed Consolidated Financial Statements (unaudited) — (Continued)

(4)
Charges related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting, legal and professional fees and gains or losses on hedging purchase price associated with the planned or completed acquisitions and costs incurred associated with the potential divestiture of our FMC Alkali Chemicals division. Amounts represent the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2014	2013	2014	2013
Acquisition related charges - Cheminova
Legal and professional fees (1)	$15.2	$—	$15.2	$—
Unrealized loss/(gain) on hedging purchase price (1)	21.2	—	21.2	—
Acquisition related charges - Epax
Legal and professional fees (1)	—	4.6	—	4.6
Inventory fair value step-up amortization (2)	—	2.1	4.2	2.1
Divestiture related charges - FMC Alkali Chemicals division
Legal and professional fees (1)	1.1	—	1.1	—
Acquisition/divestiture related charges	$37.5	$6.7	$41.7	$6.7
____________________

(1)	On the condensed consolidated statements of income, these charges are included in “Selling, general and administrative expenses.”
(2)    On the condensed consolidated statements of income, these charges are included in “Costs of sales and services.”

Note 21: Supplemental Information
We have various subsidiaries that conduct business within Argentina, primarily in our FMC Agricultural Solutions and FMC Minerals segments. At September 30, 2014 we had $59.7 million (of which $39.6 million is denominated in U.S. dollars) of outstanding receivables due from the Argentina government which primarily represent export tax and valued added tax receivables. As with all outstanding receivable balances we continually review recoverability by analyzing historical experience, current collection trends and regional business and political factors among other factors. We have further analyzed the recoverability of our outstanding receivables from the Argentina government in light of the current economic and political environment within Argentina, including the recent credit downgrades of local and federal governments and the July 31, 2014 default by the Argentina government on some of its debt obligations. Based on our analysis of the impact of economic conditions in Argentina on our receivables, at this time, we believe the outstanding receivables to be recoverable.

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

OVERVIEW

We are a diversified chemical company serving agricultural, consumer and industrial markets globally with innovative solutions, applications and market-leading products. We operate in three distinct business segments: FMC Agricultural Solutions, FMC Health and Nutrition and FMC Minerals. Our FMC Agricultural Solutions segment develops, markets and sells all three major classes of crop protection chemicals – insecticides, herbicides and fungicides. These products are used in agriculture to enhance crop yield and quality by controlling a broad spectrum of insects, weeds and disease, as well as in non-agricultural markets for pest control. The FMC Health and Nutrition segment focuses on food, pharmaceutical ingredients, nutraceuticals, personal care and similar markets. Our nutrition ingredients are used to enhance texture, color, structure and physical stability. The health additives are used for binding, encapsulation and disintegrant applications. Our FMC Minerals segment manufactures a wide range of inorganic materials, including soda ash and lithium. Soda ash is utilized in markets such as glass and detergents and lithium is utilized in energy storage, specialty polymers and pharmaceutical synthesis.
Third Quarter 2014 Highlights

The following are the more significant developments in our businesses during the three months ended September 30, 2014:

•
Revenue of $1,015.9 million for the three months ended September 30, 2014 increased $58.5 million or six percent versus the same period last year. The increase in revenue was driven by all three of our segments. A more detailed review of revenues by segment is discussed under the section titled "Results of Operations". On a regional basis, sales in North America remained flat, sales in Asia were up eight percent, Latin America sales increased by ten percent and sales in Europe, Middle East and Africa were up five percent.

•
Our gross margin, excluding acquisition/divestiture related charges, increased by approximately $17 million or approximately six percent to $323.7 million versus the prior year's quarter. Gross margin percent remained flat at 32 percent. The increase in gross margin did not result in increased gross margin percent primarily due to unfavorable currency movements and product mix of sales in FMC Agricultural Solutions.

•
Selling, general and administrative expenses, excluding non-operating pension and postretirement charges and acquisition/divestiture related charges decreased by approximately $6.2 million or five percent to $108.4 million. The decrease period over period is primarily due to a decrease in employees' incentive accruals in 2014.

•
Research and Development expenses of $30.6 million increased approximately $2 million or 6 percent. This increase is primarily related to spending in FMC Agricultural Solutions to fund investments in earlier stage active ingredient research, biological crop protection development projects and rapid market innovation initiatives.

•
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders of $127.5 million increased $17.3 million or 16 percent primarily due to higher operating results in all three segments. See the disclosure of our Adjusted Earnings Non-GAAP financial measurement below, under the section titled "Results of Operations".

Other Highlights

•
On September 8, 2014, we announced that we will no longer proceed with the planned separation of FMC into two distinct public entities. At that time we announced the planned acquisition of Cheminova A/S and divestiture of our FMC Alkali Chemicals division.

•	Our FMC Agricultural Solutions segment entered into an exclusive license, development and supply agreement for a novel crop protection product for agricultural use in the United States.

•
In October 2014 we purchased the remaining 6.25 percent ownership interest from the last remaining non-controlling interest holder in a legal entity within our FMC Alkali Chemicals division, which increased our ownership from 93.75 percent to 100 percent. We paid $21.4 million to the minority shareholder in the nine months ended September 30, 2014. An additional $77.1 million was paid in October 2014.

•
Also in October 2014, we entered into a $2.0 billion term loan facility for the purposes of funding the acquisition of Cheminova A/S and amended our $1.5 billion revolving credit facility in conjunction with the term loan facility.

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

SEGMENT RESULTS RECONCILIATION
(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenue
FMC Agricultural Solutions	$548.8	$530.2	$1,546.9	$1,468.0
FMC Health and Nutrition	203.1	190.4	636.4	572.2
FMC Minerals	264.0	237.8	762.2	706.8
Eliminations	—	(1.0)	—	(2.9)
Total	$1,015.9	$957.4	$2,945.5	$2,744.1
Income (loss) from continuing operations before income taxes
FMC Agricultural Solutions	$116.7	$114.2	$367.5	$402.2
FMC Health and Nutrition	43.7	41.1	143.7	129.1
FMC Minerals	39.2	27.7	118.8	92.1
Eliminations	—	(0.1)	—	(0.3)
Segment operating profit	$199.6	$182.9	$630.0	$623.1
Corporate and other	(15.3)	(20.1)	(52.4)	(60.2)
Operating profit before the items listed below	$184.3	$162.8	$577.6	$562.9

Interest expense, net	(14.9)	(9.8)	(43.7)	(31.4)
Corporate special (charges) income:
Restructuring and other (charges) income (1)	(35.6)	(32.1)	(45.0)	(47.3)
Non-operating pension and postretirement charges (2)	(1.5)	(5.7)	(8.4)	(30.0)
Business separation costs (3)	(6.8)	—	(23.6)	—
Acquisition/divestiture related charges (4)	(37.5)	(6.7)	(41.7)	(6.7)
Provision for income taxes	(7.4)	(32.0)	(88.2)	(113.1)
Discontinued operations, net of income taxes	(20.5)	(56.6)	(83.2)	(58.3)
Net income attributable to noncontrolling interests	(3.8)	(2.0)	(12.8)	(9.3)
Net income attributable to FMC stockholders	$56.3	$17.9	$231.0	$266.8
____________________

(1)
See Note 8 within our accompanying condensed consolidated financial statements for details of restructuring and other charges (income). Amounts for the three months ended September 30, 2014, relate to FMC Agricultural Solutions of $17.0 million, FMC Minerals of $0.1 million and Corporate of $18.5 million. Amounts for the three months ended September 30, 2013, relate to FMC Agricultural Solutions of $30.7 million, FMC Health and Nutrition of $0.1 million, FMC Minerals of $0.3 million and Corporate of $1.0 million. Amounts for the nine months ended September 30, 2014, relate to FMC Agricultural Solutions of $17.0 million, FMC Health and Nutrition of $5.9 million, FMC Minerals of $0.1 million and Corporate of $22.0 million. Amounts for the nine months ended September 30, 2013, relate to FMC Agricultural Solutions of $32.6 million, FMC Health and Nutrition of $0.8 million, FMC Minerals of $9.6 million and Corporate of $4.3 million.

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

(3)
Charges are associated with the previously planned separation of our FMC Corporation into two independent public companies. See Note 4 in our condensed consolidated financial statements filed in this Form 10-Q for more detail on the business separation costs. These charges are included within "Business separation costs" on our condensed consolidated income statement. These costs were primarily related to professional fees associated with separation activities within the finance and legal functions.

(4)
Charges related to the expensing of the inventory fair value step-up resulting from the application of purchase accounting, legal and professional fees and gains or losses on hedging purchase price associated with the planned or completed acquisitions and costs incurred associated with the potential divestiture of our FMC Alkali Chemicals division. Amounts represent the following:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(in Millions)	2014	2013	2014	2013
Acquisition related charges - Cheminova A/S
Legal and professional fees (1)	$15.2	$—	$15.2	$—
Unrealized loss/(gain) on hedging purchase price (1)	21.2	—	21.2	—
Acquisition related charges - Epax
Legal and professional fees (1)	—	4.6	—	4.6
Inventory fair value step-up amortization (2)	—	2.1	4.2	2.1
Divestiture related charges - FMC Alkali Chemicals division
Legal and professional fees (1)	1.1	—	1.1	—
Acquisition/divestiture related charges	$37.5	$6.7	$41.7	$6.7
____________________

(1)	On the condensed consolidated statements of income, these charges are included in “Selling, general and administrative expenses.”

(2)	On the condensed consolidated statements of income, these charges are included in “Costs of sales and services.”
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

ADJUSTED EARNINGS RECONCILIATION
(in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net income attributable to FMC stockholders (GAAP)	$56.3	$17.9	$231.0	$266.8
Corporate special charges (income), pre-tax	81.4	44.5	118.7	84.0
Income tax expense (benefit) on Corporate special charges (income)	(28.1)	(16.2)	(41.2)	(31.1)
Corporate special charges (income), net of income taxes	$53.3	$28.3	$77.5	$52.9
Discontinued operations, net of income taxes	20.5	56.6	83.2	58.3
Tax expense (benefit) adjustments	(2.6)	7.4	(1.6)	9.1
Adjusted after-tax earnings from continuing operations attributable to FMC stockholders (Non-GAAP)	$127.5	$110.2	$390.1	$387.1
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
Information about how each of these items relates to our businesses at the segment level and results by segment is discussed in Note 20 of our condensed consolidated financial statements filed in this Form 10-Q and in Note 20 of our consolidated financial statements in our 2013 Form 10-K.

FMC Agricultural Solutions

($ in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenue	$548.8	$530.2	$1,546.9	$1,468.0
Operating Profit	116.7	114.2	367.5	402.2

Three Months Ended September 30, 2014 vs. 2013
Revenue of $548.8 million increased approximately four percent versus the prior year quarter due to higher sales in Latin America.
In Latin America, sales were $391.2 million, up nine percent, driven by increased demand for pre-emergent herbicides in Argentina to control resistant weeds, increased fungicide and insecticide sales in Mexico into fruits and vegetable segments and higher sales of recently-introduced products in Brazilian soybeans and cotton; these sales were partially offset by continued drought conditions in Brazil that reduced demand for herbicides and insecticides into the sugarcane segment. In North America, sales were $63.0 million, down seven percent, primarily due to weak pest pressures in the Midwestern United States. Asian sales were $69.7 million, down seven percent, primarily related to drought conditions in India, lower sales in Thailand due to the cessation of rice crop subsidy, and other Asian countries that had reduced demand. Sales in Europe, Middle East and Africa (EMEA) decreased 12 percent to $24.9 million due to timing of shipments into cocoa, partially offset by strong demand for herbicides in Europe.
FMC Agricultural Solutions' operating profit of $116.7 million increased approximately two percent compared to the prior year quarter. Higher volumes and improved product mix were partially offset by increased hedging and logistics costs. Selling, general and administrative ("SG&A") costs were approximately $2 million lower, and research and development ("R&D") costs were approximately $1 million higher than the prior-year quarter, with spending focused on technology investments.
Nine Months Ended September 30, 2014 vs. 2013
Revenue of $1,546.9 million increased approximately five percent versus the prior year period due to sales growth across all regions despite unfavorable weather conditions during the first half of the year in North America and the persistent drought conditions in Brazil.
Latin America sales of $734.3 million increased five percent. North America sales of $452.2 million increased six percent and EMEA sales of $112.5 million increased four percent. Revenue in Asia of $247.9 million increased six percent.
FMC Agricultural Solutions' operating profit of $367.5 million decreased approximately nine percent compared to the prior year period, reflecting unfavorable currency impacts, planned increases to SG&A as well as R&D costs and weather-related changes in product mix. SG&A costs were approximately $10 million higher and R&D costs were approximately $5 million higher than the prior year period with spending on marketing, sales and technology investments.
In 2014, we expect full-year segment revenue to increase mid-single digits percentage reflecting increased volumes from new and recently introduced products in nearly all markets. Full-year segment operating profit is expected to be mid-single digits percentage lower than 2013. Higher sales are expected to be offset by first half unfavorable product mix and weather conditions in North America and Brazil, foreign exchange impacts and planned investments in sales, marketing and R&D.
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
FMC Health and Nutrition

($ in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenue	$203.1	$190.4	$636.4	$572.2
Operating Profit	43.7	41.1	143.7	129.1

Three Months Ended September30, 2014 vs. 2013
Revenue was $203.1 million, an increase of approximately seven percent versus the prior-year quarter. The revenue increase was due to higher sales into health end markets, particularly pharmaceutical excipients, slightly offset by weaker demand for nutrition products in Asia. Favorable product mix increased revenue by four percent, higher prices contributed two percent and higher volume and favorable currency combined increased revenue by one percent.
Segment operating profit of $43.7 million increased six percent versus the prior-year quarter. Favorable product mix, price increases in nutrition products and higher volumes in health products were partially offset by increased raw material costs, particularly seaweed, and increased hedging costs.
Nine Months Ended September 30, 2014 vs. 2013
Revenue was $636.4 million, an increase of approximately 11 percent versus the prior year period. Revenue from higher volumes in health markets, including acquisitions completed in 2013, increased sales by approximately one and eight percent, respectively. Favorable pricing, primarily in nutrition-related products, and currency impacts increased sales by one percent each.
Segment operating profit of $143.7 million increased 11 percent versus the prior year period driven by higher volumes in the health markets, including contributions from new omega-3 products and favorable pricing in nutrition products. These were slightly offset by increased raw material costs and higher SG&A costs. SG&A costs increased by $1.6 million or three percent over the prior period.
In 2014, full year segment revenue is expected to increase high-single digits percentage versus 2013 primarily driven by higher volumes in texture and stability solutions, natural colors and binder lines and contributions from the omega-3 product line. Segment earnings are expected to increase high-single digits percentage over 2013 as a result of the increased demand for functional ingredients and benefits from new omega-3 sales.
FMC Minerals

($ in Millions)	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Revenue	$264.0	$237.8	$762.2	$706.8
Operating Profit	39.2	27.7	118.8	92.1

Three Months Ended September 30, 2014 vs. 2013
Revenue was $264.0 million, an increase of approximately 11 percent versus the prior-year quarter.
Alkali revenues of $196.8 million increased nine percent. Higher pricing and freight contributed four percent revenue growth while volume gains increased revenue by an additional five percent versus the third quarter of 2013 when the mine experienced unusually high insoluble content.

Lithium revenues of $67.2 million increased 19 percent. Improved operations produced additional volumes and resulted in 21 percent sales growth, which was partially offset by unfavorable currency impact of two percent.
Segment operating profit of $39.2 million increased approximately 42 percent versus the prior-year quarter. Operations in both Alkali and Lithium remain very strong with production volumes at record levels. Higher volumes in both businesses along with favorable soda ash pricing drove the improved profitability. Higher energy costs in Alkali continued to be offset by manufacturing cost improvements.
Nine Months Ended September 30, 2014 vs. 2013
Revenue was $762.2 million, an increase of approximately eight percent versus the prior-year period. Volume gains in Alkali and Lithium along with improvements in soda ash pricing contributed to the higher revenue.
Alkali revenues of $574.6 million increased four percent compared to the period year period. Both higher average prices and volume increases contributed a two percent increase in revenue. The most notable price increases were realized in Asian export markets.
Lithium revenues of $187.6 million increased 24 percent due to higher production volume that allowed for additional sales, particularly for energy storage applications.
Segment operating profit of $118.8 million increased approximately 29 percent versus the prior-year period. Operating profit was driven by higher volumes, improved pricing and lower operating costs in Alkali as well as higher volumes in Lithium . These increases were partially offset by unfavorable currency associated with Lithium’s Argentine operations and higher energy costs in Alkali.
In 2014, we expect full-year segment revenue to increase mid- to high-single digits percentage driven primarily by increased volumes in both lithium and soda ash and short- and long-term contracted price increases in soda ash. Full-year segment operating profit in 2014 is expected to increase in the low twenties percentage versus the previous year, reflecting more favorable soda ash pricing along with lithium margin improvements.
Other Results of Operations
Corporate and other
Corporate and other expenses are included as a component of the line item “Selling, general and administrative expenses” except for last-in, first-out (LIFO) related charges that are included as a component of "Cost of sales and services" on our condensed consolidated statements of income.
Three Months Ended September 30, 2014 vs. 2013
Corporate and other expenses of $15.3 million in the third quarter of 2014 decreased by $4.8 million from $20.1 million in the same period in 2013. The decrease period over period is primarily due to a decrease of $5.4 million in employees' incentive accruals in 2014.
Nine Months Ended September 30, 2014 vs. 2013
Corporate and other expenses of $52.4 million in the nine months of 2014 decreased by $7.8 million from $60.2 million in the same period in 2013. The decrease is period over period is primarily due to a decrease of $6.7 million in employees' incentive accruals in 2014.
Interest expense, net
Three Months Ended September 30, 2014 vs. 2013
Interest expense, net for the third quarter of 2014 was $14.9 million as compared to the third quarter of 2013 of $9.8 million. The increase was primarily due to higher overall long-term debt levels driven by funding requirements for the acquisition of Epax and increased working capital requirements, see chart included below.

Average Long-Term Debt
(in Millions)
June 30, 2014	$1,172.6	June 30, 2013	$784.2
September 30, 2014	1,170.6	September 30, 2013	795.0
Average for the three months ended September 30, 2014	$1,171.6	Average for the three months ended September 30, 2013	$789.6

Nine Months Ended September 30, 2014 vs. 2013
Interest expense, net for the nine months of 2014 was $43.7 million as compared to the nine months of 2013 of $31.4 million. The increase is consistent with the description provided for the three months ended September 30, 2014, see chart included below for average long-term debt.

Average Long-Term Debt
(in Millions)
December 31, 2013	$1,188.8	December 31, 2012	$914.5
September 30, 2014	1,170.6	September 30, 2013	795.0
Average for the nine months ended September 30, 2014	$1,179.7	Average for the nine months ended September 30, 2013	$854.8

Corporate special (charges) income
Three Months Ended September 30, 2014 vs. 2013
Restructuring and other charges (income)

	Three Months Ended September 30		Nine Months Ended September 30
(in Millions)	2014	2013	2014	2013
Restructuring charges and asset disposals	$1.3	$0.5	$8.0	$12.2
Other charges (income), net	34.3	31.6	37.0	35.1
Total restructuring and other charges	$35.6	$32.1	$45.0	$47.3
Restructuring and asset disposal charges in 2014 of $1.3 million were primarily associated with miscellaneous exit costs and severance payments. Other charges (income) net in 2014 of $34.3 million were primarily related to corporate environmental charges and charges associated with an exclusive license, development and supply agreement for a novel crop protection product for agricultural use in the United States. The rights and technology obtained is referred to as in-process research and development and in accordance with GAAP, the amounts paid were expensed as incurred since they were acquired outside of a business combination.
Restructuring and asset disposal charges in 2013 of $0.5 million were primarily associated with the previously announced Lithium restructuring. Other charges (income) net in 2013 of $31.6 million were charges associated with three transactions in our Agricultural Solutions segment for the purpose of obtaining certain technology and intellectual property rights relating to new compounds still under development. The rights and technology obtained is referred to as in-process research and development and in accordance with GAAP, the amounts paid were expensed as incurred since they were acquired outside of a business combination.
The liabilities associated with the restructuring charges listed above are also included within Note 8 to our condensed consolidated financial statements included in this Form 10-Q. We believe the restructuring plans implemented are on schedule and the benefits and savings either have been or will be achieved.
Non-operating pension and postretirement charges
The charge for the three months ended September 30, 2014 was $1.5 million compared to $5.7 million for the three months ended September 30, 2013. The decrease was primarily the result of a settlement charge of $7.1 million in 2013 compared to a settlement charge of $0.5 million in 2014. The settlement charge is associated with the acceleration of previously deferred pension actuarial losses and was triggered by a lump-sum payout to certain former executives. See Note 16 within the condensed consolidated financial statements included within this Form 10-Q.

Business separation costs
On September 8, 2014, we announced that we will no longer proceed with the planned separation of FMC into two distinct public entities. At that time we announced the planned acquisition of Cheminova A/S and divestiture of our FMC Alkali Chemicals division. See Note 4 within the condensed consolidated financial statements included in this Form 10-Q for more detail on the business separation costs. Costs for the three months ended September 30, 2014 were incurred through September 8, 2014. We do not expect any additional costs to be incurred.
Acquisition/divestiture related charges
Charges incurred for the three months ended September 30, 2014 are associated with the planned acquisition of Cheminova A/S and the divestiture of our FMC Alkali Chemicals division. See Note 3 within the condensed consolidated financial statements included in this Form 10-Q for additional detail. The charges for the three months ended September 30, 2013 relate to a number of acquisitions completed in 2012 and 2013. Detailed description of the acquisition/divestiture related charges is included in Note 20 to the condensed consolidated financial statements in this Form 10-Q.

Nine Months Ended September 30, 2014 vs. 2013
Restructuring and other charges (income)
Restructuring and asset disposal charges in 2014 of $8.0 million were primarily associated with the announced Health and Nutrition restructuring. Other charges (income), net in 2014 of $37.0 million were primarily related to the items associated with the three months ended September 30, 2013, as discussed previously.
Restructuring and asset disposal charges in 2013 of $12.2 million were primarily associated with the previously announced Lithium restructuring. Other charges (income), net in 2013 of $35.1 million were primarily related to the items associated with the three months ended September 30, 2013, as discussed previously.
Non-operating pension and postretirement charges
The charge for the nine months ended September 30, 2014 was $8.4 million compared to $30.0 million for the nine months ended September 30, 2013. The decrease was primarily the result of lower amortization of actuarial losses. The change was also a result of a settlement charge of $7.1 million in 2013 compared to a settlement charge of $4.1 million in 2014, as discussed previously.
Business separation costs
On September 8, 2014, we announced that we will no longer proceed with the planned separation of FMC into two distinct public entities. At that time we announced the planned acquisition of Cheminova A/S and divestiture of our FMC Alkali Chemicals division. See Note 4 within the condensed consolidated financial statements included in this Form 10-Q for more detail on the business separation costs. Costs for the nine months ended September 30, 2014 were incurred through September 8, 2014. We do not expect any additional costs to be incurred.
Acquisition/divestiture related charges
A detailed description of the acquisition/divestiture related charges is included in Note 20 to the condensed consolidated financial statements in this Form 10-Q.

Provision for income taxes
Three Months Ended September 30, 2014 vs. 2013
Provision for income taxes was $7.4 million resulting in an effective tax rate of 8.4 percent compared to a provision of $32.0 million resulting in an effective tax rate of 29.5 percent for the three months ended September 30, 2014 and 2013, respectively. The primary drivers for the decreased effective tax rate in 2014 compared to 2013 are provided in the tables below. Excluding the items listed below the effective rate for is 22.3 percent compared to 23.0 percent for the three months ended September 30, 2014 and 2013, respectively. The fluctuation in the effective tax rate, excluding the items listed below between current year and prior year is primarily the result of the change in the mix of domestic income compared to income earned outside of the U.S. Earnings from our domestic operations are generally taxed at a higher tax rate than that of our foreign operations.

	Three Months Ended September 30
(in Millions)	2014			2013
	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate % Impact	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate % Impact
Select discrete tax items:
Business separation costs (1)	$(6.8)	$(2.5)		$—	$—
Acquisition/divestiture related charges (2)	(37.5)	(11.8)		(6.7)	(1.9)
Tax only discrete items (3)	—	(7.8)		—	7.4
Total tax benefit of items above	$(44.3)	$(22.1)	13.9%	$(6.7)	$5.5	(6.5)%
____________________

(1)	Charges associated with the previously planned separation of FMC see Note 20, within the condensed consolidated financial statements included in this Form 10-Q for more information.

(2)
Charges associated with the planned acquisition of Cheminova A/S and divestiture of our FMC Alkali Chemicals division, see Note 20 within the condensed consolidated financial statements included in this Form 10-Q for more information.

(3)
Represents the tax effect of currency remeasurement associated with our foreign operations that in accordance with GAAP income tax accounting guidance shall be treated discretely for tax purposes. Amounts also include revisions to our tax liabilities associated with prior year tax matters. The tax charges in 2013 were associated with the sale of our discontinued FMC Peroxygens business as well as revisions to our tax liabilities associated with prior year tax matters.

Nine Months Ended September 30, 2014 vs. 2013
Provision for income taxes was $88.2 million resulting in an effective tax rate of 21.2 percent compared to a provision of $113.1 million resulting in an effective tax rate of 25.3 percent for the nine months ended September 30, 2014 and 2013, respectively. The primary drivers for the decreased effective tax rate in 2014 compared to 2013 are provided in the tables below. Excluding the items listed below the effective rate is 24.3 percent compared to 23.3 percent for the nine months ended September 30, 2014 and 2013, respectively. The fluctuation in the effective tax rate, excluding the items listed below between current year and prior year is consistent with the three months discussion above.

	Nine Months Ended September 30
(in Millions)	2014			2013
	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate % Impact	Income (Expense)	Tax Provision (Benefit)	Effective Tax Rate % Impact
Select discrete tax items:
Business separation costs (1)	$(23.6)	$(8.7)		$—	$—
Acquisition/divestiture related charges (2)	(41.7)	(12.9)		(6.7)	(1.9)
Tax only discrete items (3)	—	(6.8)		—	9.1
Total tax benefit of items above	$(65.3)	$(28.4)	3.1%	$(6.7)	$7.2	(2.0)%
____________________

(1)	Charges associated with the previously planned separation of FMC see Note 20, within the condensed consolidated financial statements included within this Form 10-Q for more information.

(2)
Charges associated with the planned acquisition of Cheminova A/S and divestiture of our FMC Alkali Chemicals division, see Note 20 within the condensed consolidated financial statements included in this Form 10-Q for more information.

(3)
Represents the tax effect of currency remeasurement associated with our foreign operations that in accordance with GAAP income tax accounting guidance shall be treated discretely for tax purposes. Amounts also include revisions to our tax liabilities associated with prior year tax matters. The tax charges in 2013 were associated with the sale of our discontinued FMC Peroxygens business as well as revisions to our tax liabilities associated with prior year tax matters.

Discontinued operations, net of income taxes
Our discontinued operations represent our discontinued FMC Peroxygens business results as well as adjustments to retained liabilities from previous discontinued operations. The primary liabilities retained include environmental liabilities, other postretirement benefit liabilities, self-insurance, long-term obligations related to legal proceedings and historical restructuring activities. For more information on our Discontinued operations, net of income taxes, see Note 11 to the condensed consolidated financial statements included in this Form 10-Q.
Three Months Ended September 30, 2014 vs. 2013
Discontinued operations, net of income taxes represented a loss of $20.5 million for the three months ended September 30, 2014, compared to a loss of $56.6 million for the three months ended September 30, 2013. The loss for 2014 was driven by provisions for environmental liabilities of $14.3 million and legal reserves of $3.6 million. The loss for 2013 was a result of a charge of $65.0 million ($50.8 million after tax) associated with FMC Peroxygens primarily to adjust the FMC Peroxygens assets held for sales downward to fair value.
Nine Months Ended September 30, 2014 vs. 2013
Discontinued operations, net of income taxes represented a loss of $83.2 million for the nine months ended September 30, 2014, compared to a loss of $58.3 million for the nine months ended September 30, 2013. The increased loss in 2014 was driven by provisions for environmental liabilities of $26.6 million and legal reserves of $11.2 million and the final divestiture charge on the sale of our FMC Peroxygens business of $40.0 million.
Net income attributable to FMC stockholders
Three Months Ended September 30, 2014 vs. 2013
Net income attributable to FMC stockholders increased to $56.3 million for the three months ended September 30, 2014, from $17.9 million for the three months ended September 30, 2013. The increase was primarily driven by increased operating profits provided by all three of our operating segments, a lower effective tax rate, and lower charges from discontinued operations. These benefits were slightly offset by increased costs incurred assocated with our planned acquisition of Cheminova A/S.
Nine Months Ended September 30, 2014 vs. 2013
Net income attributable to FMC stockholders decreased to $231.0 million for the nine months ended September 30, 2014, from $266.8 million for the nine months ended September 30, 2013. The decrease was driven by costs associated with our previously planned business separation, the planned acquisition of Cheminova A/S, higher interest expense and loss to discontinued operations driven by the loss on the sale of our FMC Peroxygens business. Slightly offsetting these higher costs were improvements in our segment operating profits, lower effective tax rate and lower non-operating pension and postretirement charges.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents at September 30, 2014 and December 31, 2013, were $124.3 million and $123.2 million, respectively. Of the cash and cash equivalents balance at September 30, 2014, $118.7 million were held by our foreign subsidiaries. Our intent is to reinvest permanently the earnings of our foreign subsidiaries and therefore we have not recorded taxes that would be payable if we repatriated these earnings.
At September 30, 2014, we had total debt of $1,732.3 million as compared to $1,851.9 million at December 31, 2013. Total debt included $1,151.9 million and $1,154.1 million of long-term debt (excluding current portions of $18.7 million and $34.7 million) at September 30, 2014 and December 31, 2013, respectively. Short-term debt, which consists primarily of borrowings under our commercial paper program, decreased from $663.1 million at December 31, 2013 to $561.7 million at September 30, 2014. Our commercial paper program allows us to borrow at rates generally more favorable than those available under our credit facility. We have used proceeds from the commercial paper program for general corporate purposes. At September 30, 2014, the average effective interest rate on these borrowings was 0.33%.

Term Loan Facility
On October 10, 2014, we entered into a term loan agreement (the “Term Loan Agreement”), that provides for a senior unsecured term loan facility of up to $2 billion (the “Term Loan Facility”) to consummate the acquisition of Cheminova (the "Acquisition"). The Term Loan Facility is a senior unsecured obligation that ranks equally with our other senior unsecured obligations. The proceeds of the loans to be made pursuant to the Term Loan Facility will be available in one or more drawings on the closing date of the Term Loan Facility, which will be substantially concurrent with the closing of the Acquisition. The scheduled maturity of the Term Loan Facility is on the fifth anniversary of this closing date. The proceeds will be used to finance the Acquisition as well as to pay fees and expenses incurred in connection with the Acquisition and the other transactions contemplated by or related to the Acquisition or the Term Loan Facility.
Loans under the Term Loan Agreement will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant interest period, plus in each case an applicable margin, as determined in accordance with the provisions of the Term Loan Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citibank, N.A. in New York, New York from time to time as its “base rate”; the federal funds effective rate plus 1/2 of 1 percent; and the Eurocurrency rate for a one-month period plus 1 percent.
We are required to pay a commitment fee on the average daily unused amount from October 10, 2014 until the date on which all commitments are terminated, payable quarterly, at a rate per annum equal to an applicable percentage in effect from time to time for commitment fees. The initial commitment fee is 0.125 percent per annum. The applicable margin and the commitment fee are subject to adjustment as provided in the Term Loan Agreement.
The Term Loan Agreement contains financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio. Fees incurred to secure the Term Loan Facility have been deferred and will be amortized over the term of the arrangement.
Revolving Credit Facility
On October 10, 2014 we entered into an amended and restated credit agreement (the "Revolving Credit Agreement"). The unsecured Revolving Credit Agreement provides for a $1.5 billion revolving credit facility, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $2.25 billion (the "Revolving Credit Facility"). The current termination date of the Revolving Credit Facility is October 10, 2019.
Revolving loans under the Revolving Credit Facility will bear interest at a floating rate, which will be a base rate or a Eurocurrency rate equal to the London interbank offered rate for the relevant interest period, plus, in each case, an applicable margin, as determined in accordance with the provisions of the Revolving Credit Agreement. The base rate will be the highest of: the rate of interest announced publicly by Citibank, N.A. in New York, New York from time to time as its “base rate”; the federal funds effective rate plus 1/2 of 1 percent; and the Eurocurrency rate for a one-month period plus 1 percent. We are also required to pay a facility fee on the average daily amount (whether used or unused) at a rate per annum equal to an applicable percentage in effect from time to time for the facility fee, as determined in accordance with the provisions of the Revolving Credit Agreement. The initial facility fee is 0.125 percent per annum. The applicable margin and the facility fee are subject to adjustment as provided in the Revolving Credit Agreement.
The Revolving Credit Agreement contains customary financial and other covenants, including a maximum leverage ratio and minimum interest coverage ratio. The financial covenant levels have been amended in order to permit the debt incurred under the contemplated Term Loan Facility discussed above along with certain other changes to permit the Acquisition and the planned divestiture of our FMC Alkali Chemicals division.
Fees incurred to secure the Revolving Credit Facility have been deferred and will be amortized over the term of the arrangement.

Statement of Cash Flows
Cash provided by operating activities was $234.6 million and $380.6 million for the nine months ended September 30, 2014 and 2013, respectively.
The table below presents the components of net cash provided (required) by operating activities.

(in Millions)	Nine Months Ended September 30
	2014	2013
Income from continuing operations before equity in (earnings) loss of affiliates, interest income and expense and income taxes	$459.5	$479.4
Significant non-cash expenses (1)	132.3	154.1
Operating income before non-cash expenses (Non-GAAP)	$591.8	$633.5
Change in trade receivables (2)	(95.7)	(93.9)
Change in inventories (3)	(78.3)	(14.0)
Change in accounts payable	1.8	0.6
Change in accrued rebates (4)	143.0	194.8
Change in advance payments from customers (5)	(174.8)	(122.1)
Change in all other operating assets and liabilities (6)	59.8	18.7
Restructuring and other spending (7)	(6.6)	(8.8)
Environmental spending, continuing, net of recoveries (8)	(9.1)	(4.3)
Pension and other postretirement benefit contributions (9)	(65.2)	(63.1)
Cash basis operating income (Non-GAAP)	$366.7	$541.4

Interest payments	(43.2)	(29.5)
Tax payments (10)	(84.5)	(124.6)
Excess tax benefits from share-based compensation	(4.4)	(6.7)

Cash provided (required) by operating activities	$234.6	$380.6
____________________

(1)	Represents the sum of depreciation, amortization, non-cash asset write downs, share-based compensation, and pension charges.

(2)
Overall, the increase in trade receivables in each year is primarily due to revenue increases, particularly for FMC Agricultural Solutions in Brazil where terms are significantly longer than the rest of our business, as well as due to timing of payments.

(3)
The change in inventory from 2013 to 2014 resulted in a use of cash primarily due to an inventory build to fulfill projected demand in the second half of 2014 in FMC Agricultural Solutions and FMC Health and Nutrition.

(4)
These rebates are primarily associated with our FMC Agricultural Solutions segment, both in North America and Brazil. The change from 2013 to 2014 is primarily associated with the mix in sales eligible for rebates and incentives in 2014 compared to 2013 as well as timing of payment of rebates.

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

(7)	See Note 8 in the condensed consolidated financial statements included in this Form 10-Q for further details.

(8)
The amounts in this row represent environmental remediation spending at our operating sites which were recorded against pre-existing reserves, net of recoveries. Included in our results are environmental charges for environmental remediation at our operating sites of for the three and nine months ended September 30, 2014 of $17.3 million and $20.0 million, respectively and $1.0 million and $3.0 million, respectively for the three and nine months ended September 30, 2013. The amounts in 2014 will be spent in periods beyond third quarter 2014.

(9)	Amounts include voluntary contributions to our U.S. defined benefit plan of $50.0 million and $40.0 million, respectively for the nine months ended September 30, 2014 and 2013.

(10)
The reduction in tax payments from 2013 to 2014 is due to December 31, 2013 domestic prepaid tax balance that was utilized in the first quarter of 2014, thereby reducing tax payments in 2014 compared to 2013.

Cash required by operating activities of discontinued operations was $32.9 million and $31.4 million for the nine months ended September 30, 2014 and 2013, respectively.
The increase in cash required by operating activities of discontinued operations in 2014 is due to increased spending associated with our other discontinued reserves which primarily includes retained legal obligations. This increased spending was slightly offset by reduced net spending associated with discontinued environmental remediation sites.
Cash required by investing activities of continuing operations was $197.9 million and $555.3 million for the nine months ended September 30, 2014 and 2013, respectively.
The decrease in spending during the nine months ended September 30, 2014, as compared to the same period in 2013 was primarily due to the Epax acquisition that was completed in third quarter of 2013, slightly offset by higher spending on capital expenditures in 2014 compared to 2013 to support growth initiatives.
Cash provided (required) by investing activities of discontinued operations was $198.5 million and $(15.2) million for the nine months ended September 30, 2014 and 2013, respectively.
Cash provided by investing activities of discontinued operations in 2014 is directly associated with the sale of our FMC Peroxygens business which was completed on February 28, 2014. For more information see Note 11 in our condensed consolidated financial statements included in this Form 10-Q.
Cash provided (required) by financing activities was $(199.6) million and $253.7 million for the nine months ended September 30, 2014 and 2013, respectively.
The change period over period in financing activities is primarily due to less short-term borrowings in 2014 compared to borrowings in 2013. In 2013, increased borrowings were approximately $751 million compared to repayments in 2014 of $119 million. Additionally during the nine months ended 2013 we paid approximately $367 million in share repurchases and $90 million to noncontrolling interests (primarily to acquire additional ownership in our FMC Alkali Chemicals division) compared to approximately $26 million in combined payments in 2014.

Other potential liquidity needs
On September 8, 2014, we announced that we will no longer proceed with the planned separation of FMC into two distinct public entities. At that time we announced the planned acquisition of Cheminova A/S and divestiture of our FMC Alkali Chemicals division. For the three and nine months ended September 30, 2014, $6.8 million and $23.6 million, respectively in expense was recognized and included within "Business separation costs" on the condensed consolidated statement of income included in this Form 10-Q. These costs were primarily related to professional fees associated with separation activities within finance and legal functions. We do not expect to incur any additional charges beyond September 8, 2014.
On September 8, 2014, we announced the planned acquisition of Cheminova A/S and divestiture of our FMC Alkali Chemicals division. Pursuant to the terms and conditions set forth in the purchase agreement for the acquisition of Cheminova A/S, we have agreed to acquire all of the outstanding equity of Cheminova for approximately $1.5 billion excluding net debt of approximately $0.3 million as of September 30, 2014. We expect to complete the acquisition in early 2015. On October 10, 2014, we entered into a term loan agreement, that provides for a senior unsecured term loan facility of up to $2 billion to consummate the acquisition of Cheminova. We also entered into an amended and restated credit agreement. The unsecured revolving credit agreement provides for a $1.5 billion revolving credit facility, with an option, subject to certain conditions and limitations, to increase the aggregate amount of the revolving credit commitments to $2.25 billion. See the Liquidity and Capital Resources section above for additional information on the term loan agreement and the amended and restated revolving credit agreement.
Our cash needs for 2014, outside of the planned Cheminova acquisition, include operating cash requirements, capital expenditures, scheduled mandatory payments of long-term debt, dividend payments, share repurchases, contributions to our pension plans, environmental and asset retirement obligation spending and restructuring. We plan to meet our liquidity needs through available cash, cash generated from operations, commercial paper issuances and borrowings under our committed revolving credit facility. At September 30, 2014, our remaining borrowing capacity under our credit facility was $867.1 million (which reflects borrowings under our commercial paper program).
Projected 2014 capital expenditures as well as expenditures related to contract manufacturers are expected to be flat to lower than 2013 levels, as increased capital expenditures in FMC Minerals will be offset by a reduction in FMC Health and Nutrition.
Projected 2014 spending includes approximately $20 million to $30 million of net environmental remediation spending. The gap in the range of projected net environmental remediation spending is due to the uncertainty around the timing of recovery payments to be received from third party insurance policies or or other third parties. This spending does not include expected spending of approximately $10 million in 2014 on capital projects relating to environmental control facilities. Also, we expect to spend approximately $30 million in 2014 for environmental compliance costs, which we will include as a component of costs of sales and services in our condensed consolidated statements of income since these amounts are not covered by established reserves. Capital spending to expand, maintain or replace equipment at our production facilities may trigger requirements for upgrading our environmental controls, which may increase our spending for environmental controls over the foregoing projections.
In order to reduce future funding volatility in our U.S. qualified defined benefit pension plan (U.S. Plan), we have made voluntary contributions through September 30, 2014 and 2013 of $50.0 million and $40.0 million, respectively. We do not expect to make any further voluntary cash contributions to our U.S. defined benefit pension plan during 2014. All contributions in 2014 and 2013 are in excess of the minimum requirements. Total voluntary contributions in 2013 were $40 million. We do not believe that these contributions will have a material negative impact on our current and future liquidity needs. However, any volatility of interest rates or negative equity returns may require greater contributions to the U.S. Plan in the future.
For the nine months ended September 30, 2014 and 2013, we paid $58.1 million and $55.6 million, respectively, in dividends declared in previous periods. On October 16, 2014, we paid dividends totaling $20.1 million to our shareholders of record as of September 30, 2014. This amount is included in “Accrued and other liabilities” on the condensed consolidated balance sheet as of September 30, 2014.
During the nine months ended September 30, 2014, we did not repurchase any shares under the publicly announced repurchase program. At September 30, 2014, $250 million remained unused under our Board-authorized repurchase program. This repurchase program does not include a specific timetable or price targets and may be suspended or terminated at any time. Shares may be purchased through open market or privately negotiated transactions at the discretion of management based on its evaluation of market conditions and other factors. We also reacquire shares from time to time from employees in connection with the vesting, exercise and forfeiture of awards under our equity compensation plans.

Commitments and Contingencies
See Note 19 to the condensed consolidated financial statements included in this Form 10-Q.

Contractual Commitments
Information related to our contractual commitments at December 31, 2013 can be found in a table included within Part II, Item 7 of our 2013 Form 10-K. There have been no material changes to our contractual commitments during the nine months ended September 30, 2014.

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

At September 30, 2014, our financial instrument position was a net asset of $3.7 million compared to a net liability of $6.4 million at December 31, 2013. The change in the net financial instrument position was primarily due to larger unrealized losses in our commodity and foreign exchange portfolios.
Since our risk management programs are generally highly effective, the potential loss in value for each risk management portfolio described below would be largely offset by changes in the value of the underlying exposure.
Commodity Price Risk
Energy costs are diversified among coal, electricity, and natural gas. We attempt to mitigate our exposure to increasing energy costs by hedging the cost of future deliveries of natural gas and by entering into fixed-price contracts for the purchase of coal and fuel oil. To analyze the effect of changing energy prices, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in energy market prices from their levels at September 30, 2014 and December 31, 2013, with all other variables (including interest rates) held constant.

		Hedged energy exposure vs. Energy market pricing
(in Millions)	Net Asset / (Liability) Position	10% Increase	10% Decrease
Net asset/(liability) position at September 30, 2014	$0.6	$2.5	$(2.0)

Net asset/(liability) position at December 31, 2013	$0.1	$3.0	$(2.7)

Our FMC Agricultural Solutions segment enters into contracts with certain customers in Brazil to exchange our products for future physical delivery of soybeans. To mitigate the price risk associated with these barter contracts, we enter into offsetting derivatives to hedge our exposure. As of September 30, 2014 and December 31, 2013 we had no outstanding soybean derivative contracts.
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
To analyze the effects of changing foreign currency rates, we have performed a sensitivity analysis in which we assume an instantaneous 10 percent change in the foreign currency exchange rates from their levels at September 30, 2014 and December 31, 2013, with all other variables (including interest rates) held constant.

		Hedged currency vs. Functional currency
(in Millions)	Net Asset / (Liability) Position	10% Strengthening	10% Weakening
Net asset/(liability) position at September 30, 2014	$3.1	$(133.4) (1)	$140.4 (1)

Net asset/(liability) position at December 31, 2013	$(6.5)	$9.1	$(21.0)
____________________

(1)
The large fluctuations in the hedged vs. functional currency analysis is driven by the derivative contracts entered into to hedge the purchase price of Cheminova A/S, which approximate a notional value of $1.6 billion.

Interest Rate Risk
One of the strategies that we can use to manage interest rate exposure is to enter into interest rate swap agreements. In these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated on an agreed-upon notional principal amount. As of September 30, 2014 and December 31, 2013, we had no interest rate swap agreements.
Our debt portfolio, at September 30, 2014, is composed of 68 percent fixed-rate debt and 32 percent variable-rate debt. The variable-rate component of our debt portfolio principally consists of borrowings under our revolving credit facility, commercial paper program, variable-rate industrial and pollution control revenue bonds, and amounts outstanding under foreign subsidiary credit lines. Changes in interest rates affect different portions of our variable-rate debt portfolio in different ways.

Based on the variable-rate debt in our debt portfolio at September 30, 2014, a one percentage point increase in interest rates then in effect would have increased gross interest expense by $4.2 million and a one percentage point decrease in interest rates then in effect would have decreased gross interest expense by $1.5 million for the nine months of September 30, 2014.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is provided in “Derivative Financial Instruments and Market Risks,” under ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.    CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures. Based on management’s evaluation (with the participation of the Company’s Chief Executive Officer and Chief Financial Officer), the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
(b) Change in Internal Controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2014, that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
FMC Corporation:

We have reviewed the condensed consolidated balance sheet of FMC Corporation and subsidiaries as of September 30, 2014, the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and 2013, and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and 2013. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
/s/ KPMG LLP
Philadelphia, Pennsylvania
October 30, 2014

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

For a discussion of developments in the legal proceedings disclosed in Part I, Item 3 of our 2013 Form 10-K, see Notes 12 and 19 to the condensed consolidated financial statements included within this Form 10-Q.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

			Publicly Announced Program (1)
Period	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased	Total Dollar Amount Purchased	Maximum Dollar Value of Shares that May Yet be Purchased
Total Q1 2014	56,089	$73.22	—	$—	$250,000,000
Total Q2 2014	345	77.87	—	—	250,000,000
July 1-31, 2014	227	71.19	—	—	250,000,000
August 1-31, 2014	3,345	66.02	—	—	250,000,000
September 1-30, 2014	1,016	62.43	—	—	250,000,000
Total Q3 2014	4,588	65.48	—	—	250,000,000
Total	61,022	$72.66	—	$—	$250,000,000
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
Date: October 30, 2014

INDEX OF EXHIBITS FILED WITH THE
FORM 10-Q OF FMC CORPORATION
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Exhibit No.	Exhibit Description
12	Statements of Computation of Ratios of Earnings to Fixed Charges

15	Awareness Letter of KPMG LLP

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32.1	CEO Certification of Quarterly Report

32.2	CFO Certification of Quarterly Report

95	Mine Safety Disclosures

101	Interactive Data File